Form 10-K
period 2005-12-31
Lake Shore Bancorp, Inc.
filed 2006-03-31
CIK 1341318

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-51821

Lake Shore Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

United States	Pending
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

125 East Fourth Street, Dunkirk, NY 14048

(Address of Principal Executive Offices, including zip code)

(716) 366-4070

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

No shares of the registrant’s common stock, $.01 par value per share were outstanding at March 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE: None

LAKE SHORE BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2005

PART I

Item 1.	Business

General

Lake Shore Savings and Loan Association is currently in the process of reorganizing from a New York State-chartered mutual savings and loan association into the federal mutual holding company form of organization. In connection with the reorganization, Lake Shore Savings and Loan Association will change its name to Lake Shore Savings Bank. When used herein, the name “Lake Shore Savings” refers to either Lake Shore Savings and Loan Association or Lake Shore Savings Bank, as context requires.

Lake Shore Bancorp, Inc. has not engaged in any business to date. Upon completion of the reorganization, Lake Shore Bancorp will be a federally-chartered corporation and will be registered as a savings and loan holding company with the Office of Thrift Supervision (“OTS”). Lake Shore Savings will become a wholly-owned subsidiary of Lake Shore Bancorp. In connection with the reorganization, Lake Shore Bancorp offered 2,975,625 shares of its common stock to the public, representing 45% of its to-be outstanding shares, at $10.00 per share. The remaining 3,636,875 shares, or 55% of the outstanding shares of Lake Shore Bancorp, will be issued to Lake Shore, MHC. Lake Shore, MHC, will be a federal mutual holding company registered as a savings and loan holding company with the OTS. Lake Shore, MHC will not engage in any business activity other than its investment in a majority of the common stock of Lake Shore Bancorp. Federal law and regulations require that as long as Lake Shore, MHC is in existence, it must own at least a majority of Lake Shore Bancorp’s common stock.

Lake Shore Bancorp will contribute 50% of the net proceeds to Lake Shore Savings. Lake Shore Bancorp’s common stock will be quoted on the National Market System of the Nasdaq Stock Market under the symbol “LSBK.” We expect the reorganization and offering to be completed in early April 2006.

At December 31, 2005, Lake Shore Savings had total assets of $333.7 million, of which $206.2 million was comprised of loans receivable and $94.1 million was comprised of available for sale securities. At December 31, 2005, total deposits were $250.9 million and total equity was $28.0 million.

Our principal business consists of attracting retail deposits from the general public in the areas surrounding our corporate headquarters in Dunkirk, New York and eight branch offices in Chautauqua and Erie Counties, New York and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, home equity loans and lines of credit and commercial real estate loans and, to a lesser extent, commercial business loans, consumer loans, and investment securities. Our revenues are derived principally from interest on loans and securities. We also generate revenues from fees and service charges and other income. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

For 115 years we have served the local community of Dunkirk, New York. Lake Shore Savings was chartered as a New York savings and loan association in 1891. In 1987, we opened our second office in Fredonia, New York. Since 1993, we have tripled our asset-size and expanded to eight branch offices. In addition, we have added three administrative office buildings which comprise our corporate headquarters in Dunkirk, New York.

We are a community and customer oriented savings bank that offers residential real estate mortgage loans, including home equity loans, consumer loans, commercial real estate loans, and commercial loans as well as traditional deposit products. We purchase securities issued by the U.S.

Government and government agencies, municipal securities, mortgage-backed and asset-backed securities and other investments permitted by applicable laws and regulations. Our revenues are derived principally from interest generated from our loans and interest earned and dividends paid on our investment securities. Our primary sources of funds for lending and investments are deposits, payments of loan principal, payments on mortgage-backed and asset-backed securities, maturities and calls of investment securities and income resulting from operations in prior periods.

Available Information

Lake Shore Bancorp’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, will be made available free of charge on our website, www.lakeshoresavings.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Such reports will also be available on the Securities and Exchange Commission’s website at www.sec.gov. Information on our website shall not be considered a part of this Form 10-K.

Market Area

Our operations are conducted out of our corporate headquarters in Dunkirk, New York and eight branch offices. Our branches are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield in Chautauqua County, New York. In Erie County, New York our branch offices are located in Orchard Park, East Amherst and Hamburg, which opened in April and August of 2003 and December of 2005, respectively. We also have four stand-alone ATMs. The opening of the Orchard Park, East Amherst and Hamburg offices demonstrates the implementation of our growth strategy which is focused on expansion within Erie County while preserving our market share in Chautauqua County. We believe we are among the top residential mortgage lenders in Chautauqua County.

Our geographic market area for loans and deposits is principally Chautauqua and Erie Counties, New York. Additionally, Cattaraugus County, New York is part of our designated lending area, although we have no branches in the market area. Northern Chautauqua County is located on Lake Erie in the western portion of New York and is approximately 45 miles from Buffalo, New York. There are multiple prime industrial and building sites in this county and a skilled and productive labor force. Northern Chautauqua County is served by three accredited hospitals and offers higher education opportunities. We have lending and deposit relationships with such institutions. Southern Chautauqua County is more of a tourist attraction, featuring Chautauqua Lake, but it also hosts a broad diversity of industry, commercial establishments and financial institutions as well as a skilled and productive workforce. Jamestown, New York, where we opened the first of two branch offices in 1996, is the most populous city in Chautauqua County. It is also the ninth largest metropolitan region in the State of New York.

Erie County is a metropolitan center located on the western border of New York covering 1,058 square miles. Located within Erie County is the city of Buffalo, the second largest city in the State of New York. As the city of Buffalo has redeveloped, so too have its suburbs throughout Erie County, which also host the Buffalo Niagara International Airport in Cheektowaga, New York and professional sports franchises. One of the main commercial thorough-fares in Erie County is Transit Road, which has experienced robust development in recent years and is the location of our East Amherst branch office. Our newest branch office, which opened in December 2005, is in Hamburg, New York, also located in Erie County.

The demographic characteristics of our market area are less attractive than national and state measures. Both Chautauqua and Erie Counties exhibit slower rates of population growth when compared to the United States and New York State averages. In addition, both Chautauqua and Erie Counties have lower per capita income and slower growth in per capita income when compared to the United States and the New York State averages. Since Chautauqua County has historically exhibited less attractive demographic characteristics, Lake Shore Savings may have limited growth opportunities in Chautauqua County. However, Erie County displays a stronger housing market and Erie County’s population base is five times larger than Chautauqua County, which may offer Lake Shore a new source of customers in the form of deposit and lending opportunities. Notwithstanding these demographic characteristics, our primary market area has historically been stable, with a diversified base of employers and employment sectors. The local economies that we serve are not dependent on one key employer. Transportation equipment is the largest manufacturing industry in the Buffalo area, as well as production of component parts. The principal employment sectors are service-related (excluding financial), wholesale and retail trade, and durable-goods manufacturing. Similar to national trends, most of the job growth currently realized in Chautauqua and Erie Counties has been in service-related industries, and service jobs now account for the largest portion of the workforce.

The following table compares the historical population and per capita income levels and growth rates for Chautauqua and Erie Counties, New York State and the United States.

	Year		Growth Rate
	2000	2005	2000-2005
Population (in thousands)
United States	281,422	298,728	1.2%
New York State	18,976	19,412	0.5%
Chautauqua County	140	139	-0.1%
Erie County	950	948	0.0%
Per Capita Income
United States	$21,586	$26,228	4.0%
New York State	23,389	28,677	4.2%
Chautauqua County	16,840	20,058	3.6%
Erie County	20,357	24,506	3.8%

Sources: SNL Financial, L.C. and ESRI Business Information Solutions

Our future growth will be influenced by opportunities and stability in our regional economy, other demographic trends and the competitive environment. We believe that we have developed lending products and marketing strategies to address the credit-related needs of the residents in our local market area.

Competition

We face intense competition both in making loans and attracting deposits. New York has a high concentration of financial institutions, many of which are branches of large money centers and regional banks which have resulted from the consolidation of the banking industry in New York and surrounding states. Some of these competitors have greater resources than we do and may offer services that we do not provide. For example, we do not offer trust or investment services. Customers who seek “one stop shopping” may be drawn to our competitors who offer such services.

Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies, and brokerage and investment banking firms. The most direct competition for deposits has historically come from credit unions, commercial banks, savings banks and savings and loan associations. Specifically, we compete with regional financial institutions such as Greater Buffalo Savings Bank, Jamestown Savings Bank and Evans National Bank; state-wide financial institutions such as Manufacturers and Traders’ Trust Company (M&T Bank) and Key Bank; and nation-wide financial institutions such as HSBC Bank USA and Bank of America. We are significantly smaller than institutions like Bank of America, HSBC Bank USA and Key Bank. We face additional competition for deposits from short-term money market funds, corporate and government securities funds, and from brokerage firms, mutual funds and insurance companies.

To remain competitive, we provide superior customer service and are active participants in our local community. The following are examples of our commitment to customer service:

•	We have built additional branch offices to both grow our customer base and to provide greater convenience to our existing customers.

•	In 1999, we began offering a Direct Access Secure Hotline (“DASH”) with 24 hour 7 days a week access to all customer accounts via telephone access.

•	In 2001, we added a Secure Account Management (“SAM”) on-line banking website allowing customers instant access via the internet. We have continued to upgrade our on-line banking as technology evolves and now offer check imaging through our website.

•	Customers with a Smart Account, which is a checking account, Free & Easy Checking or Money Market Checking, may have a “Navigator Card,” our no-annual fee ATM/Debit card which may be used at ATM machines throughout Chautauqua and Erie Counties for deposits and withdrawals and as a debit card anywhere MasterCard is accepted.

•	In 2003, we entered into alliances with Key Bank, NA and Evans National Bank to provide customers free access to their accounts with us through the ATMs of these institutions as well as our own.

•	We have continued to upgrade our corporate headquarters and established branches, our ATMs and drive-through facilities to ensure that we are providing a high level of customer satisfaction.

•	Recently, we have added six new mortgage loan products: 5/1, 7/1 and 7/23 adjustable rate mortgages, an 80/10/10 loan, which is a combined mortgage and home equity product, a construction end loan and an FHA 203(b) loan product.

•	In our last three Community Reinvestment Act evaluations by the Office of Thrift Supervision, most recently concluding on November 17, 2004, we consistently received an “Outstanding” rating.

•	During 2005, online bill pay was added as a new service for our customers.

Lending Activities

General. We have a long-standing commitment to the origination of residential mortgage loans, including home equity loans, and we also originate commercial real estate, commercial and consumer loans. We currently retain substantially all of the loans that we originate; however, we have sold and may in the future sell residential mortgage and student loans into the secondary market, retaining servicing rights for the residential mortgage loans. At December 31, 2005, we had total loans of $206.2 million, of which $148.2 million, or 71.8%, were one-to-four family residential mortgages. Of residential mortgage loans outstanding at that date, 6.0% were adjustable-rate mortgage loans and 94.0%were fixed rate loans. At December 31, 2005, 13.9% of the loan portfolio was comprised of home equity loans, of which 80.0% were adjustable rate mortgage loans and 20.0% were fixed rate loans. The remainder of our loans at December 31, 2005, amounting to $29.4 million, or 14.3% of total loans, consisted of 8.2% commercial real estate loans, 0.8% construction loans, 4.0% commercial loans and 1.3% consumer loans, which includes personal loans, home improvement loans, overdraft lines of credit, automobile loans and guaranteed student loans.

Our loans are subject to federal and state laws and regulations. The Office of Thrift Supervision has been and will continue to be our primary federal regulator. We have also been subject to regulation by the New York State Banking Department, which will cease once we have completed the reorganization to a federal savings bank charter. The interest rates we offer for loans are affected principally by the demand for loans, the supply of money available for lending purposes and the interest rates offered by our competitors. These factors are, in turn, affected by general and local economic conditions, monetary policies of the federal government, including the Federal Reserve Board and legislative tax policies.

Loan Portfolio. The following table sets forth the composition of our loan portfolio, by type of loan, in dollar amounts and in percentages at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans:
One-to-four family	$148,172	71.85%	$142,222	71.14%	$135,293	72.12%	$107,115	68.01%	$99,542	68.51%
Commercial real estate	16,827	8.16	15,310	7.66	14,628	7.80	13,628	8.65	10,866	7.48
Construction loans	1,635	0.79	2,463	1.23	2,531	1.35	3,300	2.10	2,739	1.88
Home equity loans and lines of credit	28,624	13.88	28,442	14.23	25,876	13.79	23,742	15.07	21,085	14.51

	195,258	94.68	188,437	94.26	178,328	95.06	147,785	93.83	134,232	92.38

Other loans:
Commercial loans	8,264	4.00	8,615	4.30	5,957	3.18	6,229	3.96	7,338	5.05
Consumer loans	2,712	1.32	2,870	1.44	3,310	1.76	3,482	2.21	3,734	2.57

	10,976	5.32	11,485	5.74	9,267	4.94	9,711	6.17	11,072	7.62

Total loans	206,234	100.00%	199,922	100.00%	187,595	100.00%	157,496	100.00%	145,304	100.00%

Less:
Deferred loan costs	1,166		891		836		461		220
Allowance for loan losses	(1,240)		(1,288)		(1,293)		(1,217)		(924)

Loans, net	$206,160		$199,525		$187,138		$156,740		$144,600

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2005. The table does not include the effect of prepayments or scheduled principal amortization. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Real Estate One-to-Four Family	Real Estate Commercial	Home Equity	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$67	$3	$115	$90	$62	$1,130	$1,467
After one year through five years	1,749	704	1,988	–	2,602	694	7,737
Beyond five years	146,356	16,120	26,521	1,545	5,600	888	197,030

Total	$148,172	$16,827	$28,624	$1,635	$8,264	$2,712	$206,234

Interest rate terms on amounts due after one year:
Fixed rate	$139,302	$7,343	$5,757	$692	$6,028	$1,322	160,444
Adjustable rate	8,803	9,481	22,752	853	2,174	260	44,323

Total	$148,105	$16,824	$28,509	$1,545	$8,202	$1,582	$204,767

The following table presents our loan originations, purchases, sales, and principal payments for the periods indicated.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Total loans:
Balance outstanding at beginning of period	$199,922	$187,595	$157,496	$145,304	$129,788

Originations:
Mortgage loans	36,504	40,737	85,146	52,320	43,921
Commercial and consumer loans	7,067	8,819	6,595	4,049	7,717

Total originations	43,571	49,556	91,741	56,369	51,638

Deduct:
Principal repayments:
Mortgage loans	30,498	31,235	47,877	39,850	29,755
Commercial and consumer loans	6,141	4,724	8,080	3,541	5,447

Total principal payments	36,639	35,959	55,957	43,391	35,202

Transfers to foreclosed real estate	118	374	761	302	373
Loan sales – Sonyma(1) and Freddie Mac Freddie Mac	—	—	4,046	—	—
Loan sales – guaranteed student loans	419	592	603	405	354
Loans charged off	83	304	275	79	193

Total deductions	37,259	37,229	61,642	44,177	36,122

Balance outstanding at end of period	$206,234	$199,922	$187,595	$157,496	$145,304

(1)	State of New York Mortgage Agency.

Residential Mortgage Lending. We emphasize the origination of residential mortgage loans secured by one-to-four family properties. At December 31, 2005, loans on one-to-four family residential properties accounted for $148.2 million, or 71.8%, of our total loan portfolio. Of residential mortgage loans outstanding on that date and at December 31, 2004, 6.0% and 5.7%, respectively of our loans were adjustable rate mortgage loans and 94.0% and 94.3%, respectively, were fixed rate loans. At December 31, 2005, approximately 83% of our residential mortgage portfolio was secured by property located in Chautauqua County, 15% by property located in Erie County and 2% by property located elsewhere. Approximately 7.5% of all residential loan originations during fiscal 2005 were refinancings of loans already in our portfolio.

Our loan originations are from customers, residents of our local communities or referrals from local real estate agents, attorneys and builders. Management believes that the Erie County branch offices could be a significant source of new loan generation. Following the reorganization, we may seek to expand residential lending activities with the proceeds received in the offering primarily through the origination of residential mortgage and commercial real estate loans. Management believes that expanding our residential mortgage lending will continue to enhance our reputation as a service-oriented institution particularly in Erie County, where we are actively developing and expanding our market presence.

Residential mortgage loan originations are generally for terms of 15, 20 or 30 years, amortized on a monthly basis with interest and principal due either bi-weekly or monthly. Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option without penalty. Conventional residential mortgage loans originated by us customarily contain “due-on-sale” clauses that permit us to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. We do not offer 40-year mortgage loans, “interest only” mortgage loans or “negative amortization” mortgage loans.

Our residential lending policies and procedures ensure that our residential mortgage loans generally conform to secondary market guidelines. We originate residential mortgage loans with a loan to value ratio up to 97%. Mortgages originated with a loan-to-value ratio exceeding 80% normally require private mortgage insurance. Private mortgage insurance is not required on loans with an 80% or less loan to value ratio.

We offer adjustable rate mortgage loans with a maximum term of 30 years. Our adjustable rate mortgage loans include loans that provide for an interest rate based on the interest paid on U.S. treasury securities of varying maturities plus varying margins. We currently offer adjustable rate mortgage loans with initial rates below those which would prevail under the foregoing computation, based upon a determination of market factors and competitive rates for adjustable-rate loans in our market area. For adjustable rate mortgage loans, borrowers are qualified at the initial fully indexed rate.

Our adjustable rate mortgage loans include limits on increases or decreases in the interest rate of the loan. The interest rate may increase or decrease by a maximum of 2% or 5% per adjustment period with a ceiling rate of 6% over the life of the loan. The retention of adjustable rate mortgage loans in our loan portfolio helps reduce exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase due to the increase of interest cost to the borrower.

We regularly provide a loan product to our customers that is underwritten using the same criteria required by the State of New York Mortgage Agency for its own loan products. After a loan is originated and funded, we may sell the loan to the State of New York Mortgage Agency. We have also sold loans to the Federal Home Loan Mortgage Corporation in the past and may do so again, from time to time. We retain all servicing rights for residential mortgage loans that we sell.

Home Equity Loans and Lines of Credit. We provide home equity loans and home equity lines of credit to our customers. We offer a home equity loan or line of credit with a minimum balance of $5,000 up to a maximum of 90% of the total loan to value ratio. Home equity lines of credit products, which have interest rates tied to prime, generally have a 15 year draw period and a 15 year payback period. Fixed rate home equity loans range from terms of 5 to 15 years. These loans, as a group, totaled $28.6 million and $28.4 million at December 31, 2005 and 2004, respectively. Approximately 80.0% of such loans have adjustable rates and 20.0% have fixed rates. At December 31, 2005 and 2004, such loans constituted 13.9% and 14.2% of our total loan portfolio.

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location, and physical condition. At December 31, 2005 and 2004, our commercial real estate loan portfolio consisted of loans totaling $16.8 million and $15.3 million respectively, or 8.2% and 7.7%, respectively, of total loans. Of the commercial real estate portfolio at December 31, 2005, approximately 87% consisted of loans that are collateralized by properties in Chautauqua County and 13% by properties in Erie County. Our commercial real estate loan portfolio is diverse and does not have any significant loan concentration by type of industry or borrower. We lend up to a maximum loan-to-value ratio of 80%

on commercial properties and require a minimum debt coverage ratio of 1.2 to 1. Commercial real estate lending involves additional risks compared with one-to-four family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or economic conditions. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Our loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk and are designed to set such limits within those prescribed by applicable federal and state statutes and regulations.

Construction Loans. We originate loans to finance the construction of both one-to-four family homes and commercial real estate. These loans typically have a one-year construction period, whereby draws are taken and interest only payments are made. As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds. At the end of the construction period, the loan automatically converts to either a conventional or commercial mortgage, as applicable. At December 31, 2005 and 2004, our construction loan portfolio consisted of loans totaling $1.6 million and $2.5 million, respectively, or 0.8% and 1.2%, respectively, of total loans.

Commercial Loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. We have fewer than 10 loans with balances in excess of $1.0 million and the average commercial loan is for a principal amount ranging from $100,000 to $300,000. At December 31, 2005 and 2004, our commercial loan portfolio consisted of loans totaling $8.3 million and $8.6 million, respectively, or 4.0% and 4.3%, respectively, of total loans. Many commercial loans have variable interest rates tied to the prime rate, and are for terms generally not in excess of 15 years. Whenever possible, we collateralize these loans with a lien on business assets and equipment and the personal guarantees from principals of the borrower. Interest rates on commercial loans generally have higher yields than residential mortgages. We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases, and the refinancing of existing corporate debt.

Commercial loans are generally considered to involve a higher degree of risk than residential mortgage loans because the collateral underlying the loans may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. We conduct on-site reviews of the commercial loan portfolio to ensure adherence to our underwriting standards and policy requirements.

Consumer Loans. We offer a variety of consumer loans. At December 31, 2005 and 2004, our consumer loan portfolio totaled $2.7 million and $2.9 million, respectively, or 1.3% and 1.4%, respectively, of total loans. The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit, which are available for amounts up to $5,000 for unsecured loans and greater amounts for secured loans depending on the type of loan and value of the collateral. Consumer loans, excluding overdraft lines of protection, generally are offered for terms of up to 10 years, depending on the collateral, at fixed interest rates. Our consumer loan portfolio also consists of:

•	new and used automobile loans;

•	recreational vehicle loans;

•	motorcycle loans;

•	guaranteed student loans;

•	other unsecured consumer loans up to $3,500;

•	secured and unsecured property improvement loans; and

•	other secured loans.

Generally, the volume of consumer lending has declined as borrowers have opted for home equity lines, where a mortgage-interest federal tax deduction is available, as compared to unsecured loans or loans secured by property other than residential real estate. We continue to make automobile loans directly to the borrowers and primarily on used vehicles. We also maintain a portfolio of guaranteed student loans. Our student loans are typically resold to the Student Loan Marketing Association, Sallie Mae, when the loans go into repayment. We make other consumer loans, which may or may not be secured. The terms of such loans vary depending on the collateral.

Consumer loans are generally originated at higher interest rates than residential mortgage loans but also tend to have a higher credit risk due to the loans being either unsecured or secured by rapidly depreciable assets. Despite these risks, our level of consumer loan delinquencies generally has been low. No assurance can be given, however, that our delinquency rate or losses will continue to remain low in the future.

Loan Approval Procedures and Authority. Our lending policies are established by our Board of Directors. Currently, our President and Chief Executive Officer and Executive Vice President, Chief Operating and Commercial Officer have authority to approve loans for principal amounts of up to $100,000. Loans in excess of $100,000 in principal amount, but less than $500,000 must be approved by the Executive Committee of our Board of Directors, which meets once a month. Loans with principal amounts in excess of $500,000 must be reviewed and approved by a vote of our Board of Directors, which meets once a month. Additionally, branch managers are granted authority to approve loans, mainly consumer loans, in smaller amounts deemed appropriate by our Board of Directors.

Current Lending Procedures. Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify certain other information. If necessary, we obtain additional financial or credit related information. We require an appraisal for all mortgage loans, including loans made to refinance existing mortgage loans. Appraisals are performed by licensed third-party appraisal firms that have been approved by our Board of Directors. We require title insurance on all secondary market mortgage loans and certain other loans. We also require borrowers to obtain hazard insurance, and if applicable, we may require borrowers to obtain flood insurance prior to closing. Based on loan to value ratios and lending guidelines, escrow accounts may be required for such items as real estate taxes, hazard insurance, flood insurance, and private mortgage insurance premiums.

Asset Quality

One of our key operating objectives has been, and continues to be, maintaining a high level of asset quality. Our high proportion of one-to-four family mortgage loans, the maintenance of sound credit standards for new loan originations and loan administration procedures have resulted in historically low delinquency ratios. These factors have contributed to our strong financial condition.

Collection Procedures. We have adopted a loan collection policy to maintain adequate control on the status of delinquent loans and to ensure compliance with the Fair Debt Collection Practices Act. When a borrower fails to make required payments on a residential or commercial loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. Our collections department documents every time a borrower is contacted either by phone or in writing and maintains records of all collection efforts. Once an account becomes delinquent for 15 days, a late notice is mailed to the borrower and any guarantors on a loan. A second notice is mailed following the 30th day of delinquency. At this time, we also directly contact the borrower. Such contact may be repeated if a loan is delinquent between 60-89 days.

Once a residential loan has been delinquent for 90 days or more, the loan is deemed a “classified asset” and is reported to our board of directors. A final letter is sent to the borrower demanding payment in full by a certain date. Failure to pay after 90 days of the original due date generally results in legal action, notwithstanding ongoing collection. In the case of a secured loan, the collateral is reviewed to determine whether its possession would be cost-effective for us. In cases where the collateral fails to fully secure the loan, we may also sue on the note and not just repossess any collateral.

If a commercial loan has been delinquent for 30 days or more, the loan file is reviewed for classification, and the borrower is contacted. If a commercial loan is 90 days or more past due, the loan is considered non-performing. If the delinquency continues, the borrower is advised of the date that the delinquency must be cured, or the loan is considered to be in default. Foreclosure procedures will begin on loans secured by real estate, and all other legal remedies are pursued.

The collection procedures for consumer loans include the sending of periodic late notices and letters to a borrower once a loan is past due. On a monthly basis, a review is made of all consumer loans which are 30 days or more past due. Consumer loans that are 180 days delinquent, where the borrowers have failed to demonstrate repayment ability, are classified as loss and charged-off. Once a charge-off decision has been made, the collections manager or management pursues legal action such as small claims court, judgments, salary garnishment, repossessions and attempt to collect the deficiency from the borrower.

Loans Past Due and Non-performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $1.5 million at December 31, 2005 and $934,000 at December 31, 2004.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
One-to-four family	$548	$419	$368	$417	$733
Construction	—	—	—	—	—
Commercial real estate	239	101	55	—	—
Home equity loans and lines of credit	54	106	31	81	151
Other loans:
Commercial loans	76	—	—	7	—
Consumer loans	12	24	14	—	5

Total	$929	$650	$468	$505	$889

Loans accounted for on a nonaccrual basis:
Mortgage loans on real estate:
One-to-four family	$368	$127	$230	$674	$237
Construction	—	—	194	—	90
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	5	6	8	118	—
Other loans:
Commercial loans	43	—	126	94	161
Consumer loans	17	9	26	17	25

Total non-accrual loans	433	142	584	903	513

Total nonperforming loans	1,362	792	1,052	1,408	1,402

Foreclosed real estate	86	140	454	112	79
Restructured loans	—	—	—	—	—

Total nonperforming assets	$1,448	$932	$1,506	$1,520	$1,481

Ratios:
Nonperforming loans as a percent of gross loans:	0.66%	0.40%	0.56%	0.89%	0.97%
Nonperforming assets as a percent of total assets:	0.43%	0.28%	0.50%	0.64%	0.69%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due, unless an evaluation by the Asset Classification Committee indicates that the loan is well-secured or in the process of collection. Our Asset Classification Committee designates loans on which we stop accruing interest income as non-accrual loans and we reverse outstanding interest income that was previously credited. We may again recognize income in the period that we collect such income, when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist.

Our recorded investment in non-accrual loans totaled $433,000 and $142,000 at December 31, 2005 and 2004, respectively. If all non-accrual loans had been current in accordance with their terms during the years ended December 31, 2005, 2004 and 2003, interest income on such loans would have amounted to $49,000, $19,000 and $51,000, respectively. At December 31, 2005, we did not have any loans not included above which are “troubled debt restructurings” as defined in SFAS No. 15.

Real estate acquired as a result of foreclosure is classified as other real estate owned until such time as it is sold. We carry foreclosed real estate at its fair market value less estimated selling costs. If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, we either sell the real property securing the loan at a foreclosure sale or sell the property as soon thereafter as practical.

Classification of Assets. Federal regulations require us to regularly review and classify our assets. In addition, our regulators have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have all the weaknesses inherent in substandard assets with the additional characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2005, classified assets consisted of special mention assets of $1.5 million, substandard assets of $2.9 million, doubtful assets of $17,000 and loans classified as loss assets of $48,000. The classified assets total includes $1.4 million of nonperforming loans.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2005	2004	2003
	(Dollars in thousands)
Special mention assets	$1,494	$680	$1,089
Substandard assets	2,923	1,522	1,618
Doubtful assets	17	13	337
Loss assets	48	—	—

Total classified assets	$4,482	$2,215	$3,044

Delinquencies. The following table provides information about delinquencies in our loan portfolios at the dates indicated.

	At December 31,
	2005		2004		2003
	60-89 Days Past Due	90 + Days Past Due	60-89 Days Past Due	90 + Days Past Due	60-89 Days Past Due	90 + Days Past Due
	(Dollars in thousands)
Residential real estate(1)	$755	$974	$524	$658	$230	$637
Commercial real estate	218	239	111	101	—	249
Commercial business	11	76	39	—	39	126
Consumer loans	6	25	18	33	26	40

Total	$990	$1,314	$692	$792	$295	$1,052

(1)	Includes home equity loans and lines of credit and construction loans.

Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects our evaluation of the losses inherent in our loan portfolio. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of the loan is unlikely.

Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. We consider the following factors as part of this evaluation: historical loan loss experience; payment status; the estimated value of the underlying collateral; loans originated in areas outside of the historic market area for loan activity; trends in loan volume; and national and local economic conditions. There may be other factors that may warrant consideration in maintaining an allowance at a level sufficient to provide for probable loan losses. Although our management believes that it has established and maintained the allowance for loan losses to reflect losses inherent in our loan portfolio, based on its evaluation of the factors noted above, future additions may be necessary if economic and other conditions differ substantially from the current operating environment.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies, including the Office of Thrift Supervision, may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their evaluation of the information available to them at the time of their examination, thereby adversely affecting our results of operations.

The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as either doubtful, substandard, or special mention. See “Asset Quality – Classification of Assets.” For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of the loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. Qualitative factors include past loss experience, loans originated in areas outside of the historic market area for loan activity, trends in loan volume, type and volume of loans, changes in lending policies and procedures, underwriting standards, collections, chargeoffs and recoveries, national and local economic conditions, concentrations of credit and the effect of external factors on the level of estimated credit losses in the current portfolio. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses, such as downturns in the local economy. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payment when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures. At December 31, 2005, we had two loans classified as impaired loans, for $103,000. Refer to Note 4 in the Notes to the Financial Statements for more information on our impaired loans.

For the year ended December 31, 2005, a significant increase to our allowance for loan losses through a provision for loan losses was not deemed necessary based on our evaluation of the items discussed above. During 2005, our analysis of the allowance for loan losses allowed us to more accurately identify risks inherent within the loan portfolio by loan categories. As a result, the amount needed in the unallocated portion of the allowance for loan losses was reduced from 22.4% of the total allowance as of December 31, 2004 to 6.9% as of December 31, 2005. We believe that the allowance for loan losses accurately reflects the level of risk inherent in the loan portfolio and the risk of lending in our community.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period:	$1,288	$1,293	$1,217	$924	$797
Provision for loan losses	20	267	345	360	325

Charge-offs:
Mortgage loans on real estate:
One-to-four family	16	24	200	43	34
Construction	—	—	—	—	—
Commercial real estate	—	117	—	—	—
Home equity loans and lines of credit	29	—	—	8	—
Other loans:
Commercial loans	12	126	17	5	141
Consumer loans	26	37	58	23	43

Total charge-offs:	83	304	275	79	218

Recoveries:
Mortgage loans on real estate:
One-to-four family	—	23	4	4	6
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	1	4
Other loans:
Commercial loans	14	—	—	—	1
Consumer loans	1	9	2	7	9

Total Recoveries	15	32	6	12	20

Net charge-offs	68	272	269	67	198

Balance at end of period	$1,240	$1,288	$1,293	$1,217	$924

Average loans outstanding	$200,652	$193,428	$162,810	$149,260	$145,524
Ratio of net charge-offs to average loans outstanding	0.03%	0.14%	0.17%	0.04%	0.14%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated. The allowance for loan losses allocated to each category is not necessarily indicative of inherent losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2005			2004			2003			2002			2001
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family	$648	52.2%	71.8%	$527	40.9%	71.2%	$379	29.3%	72.1%	$503	41.3%	68.0%	$353	38.2%	68.5%
Home equity loans and lines of credit	94	7.6%	13.9%	110	8.5%	14.2%	61	4.7%	13.8%	107	8.8%	15.0%	86	9.3%	14.5%
Commercial real estate	238	19.2%	8.2%	197	15.3%	7.7%	430	33.3%	7.8%	189	15.5%	8.7%	143	15.5%	7.5%
Construction	—	—	0.7%	—	—	1.2%	—	—	1.3%	—	—	2.1%	—	—	1.8%

	980	79.0%	94.7%	834	64.7%	94.3%	870	67.3%	95.0%	799	65.6%	93.8%	582	63.0%	92.3%

Other loans:
Commercial loans	141	11.4%	4.0%	139	10.8%	4.3%	156	12.1%	3.2%	145	11.9%	4.0%	119	12.9%	5.1%
Consumer loans	33	2.7%	1.3%	27	2.1%	1.4%	35	2.7%	1.8%	25	2.1%	2.2%	43	4.6%	2.6%

	174	14.1%	5.3%	166	12.9%	5.7%	191	14.8%	5.0%	170	14.0%	6.2%	162	17.5%	7.7%

Total allocated	$1,154	93.1%	100.0%	$1,000	77.6%	100.0%	$1,061	82.1%	100.0%	$969	79.6%	100.0%	$744	80.5%	100.0%

Total unallocated	$86	6.9%		$288	22.4%		$232	17.9%		$248	20.4%		$180	19.5%

Balance at end of period	$1,240	100.0%		$1,288	100.0%		$1,293	100.0%		$1,217	100.0%		$924	100.0%

The allowance for loan losses allocated to the commercial real estate portfolio increased significantly in 2003, due to loans classified as a loss at the end of 2003.

We will consider various qualitative factors when establishing our allowance for loan losses. Some of the factors cannot be assigned to a specific loan category, such as commercial real estate loans or consumer loans. An example of this type of factor is national and local economic conditions. Changes in economic conditions could affect the financial strength of our borrowers or the value of collateral securing our loans. The majority of our loans are made to borrowers located in Chautauqua County, New York or are secured by properties located in Chautauqua County. In recent years, economic conditions in Chautauqua County have been stagnant, with limited opportunities for business expansion, minimal growth in real estate values and limited job growth. In the event that these economic conditions decline in the future, some of our borrowers may be unable to make the required contractual payments on their loans. As a result, Lake Shore Savings may be unable to realize the full carrying value of such loans through foreclosure.

Investment Activities

General. Our Board of Directors reviews and approves our investment policy on an annual basis. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. The Board of Directors has delegated primary responsibility for ensuring that the guidelines in the investment policy are followed by the President and the Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer are responsible for making securities portfolio decisions in accordance with established policies and have the authority to purchase and sell securities within the specific guidelines established by the investment policy. In addition, all transactions are reviewed by the Asset/Liability Committee which meets every other month.

Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate or credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. In establishing our investment strategies, we consider our interest rate sensitivity, the types of securities to be held, liquidity and other factors. We have also engaged an independent financial advisor to recommend investment securities according to a plan which has been approved by the Asset/Liability Committee and the Board of Directors. Federal savings banks have authority to invest in various types of assets, including U.S. Government obligations, securities of various federal agencies, obligations of states and municipalities, mortgage-backed and asset-backed securities, collateralized-mortgage obligations, certain time deposits of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and commercial paper.

Nearly our entire portfolio is classified as “available for sale” and is reported at fair value. Our portfolio consists of collateralized mortgage obligations, U.S. Government agency backed securities, asset-backed securities, U.S. Government obligations and municipal bonds. Nearly all our mortgage backed securities are directly or indirectly insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association or the Federal Home Loan Mortgage Association.

Beginning in 2005, we also invested in privately insured state and municipal obligations with maturities of twenty years or less. We invest in these securities because of their favorable after tax yields in comparison to U.S. Government and U.S. Government Agency securities of comparable maturity. These securities are classified as available for sale. Finally, we have investments in Federal Home Loan Bank of New York stock, which must be held as a condition of membership in the Federal Home Loan Bank system.

The following table presents the composition of our securities portfolio (excluding Federal Home Loan Mortgage Corporation common stock) in dollar amount of each investment type at the dates indicated.

	At December 31,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$1,000	$1,063
U.S. Government obligations	3,099	3,226	2,118	2,162	2,123	2,084
State and municipal obligations	2,662	2,634	—	—	—	—
Mortgage-backed securities:
Collateralized mortgage obligations	48,803	47,731	47,306	46,933	34,160	33,879
Federal Home Loan Mortgage Association	7,072	6,886	9,158	9,175	6,322	6,398
Federal Home Loan Mortgage Corporation	15,877	15,274	19,151	18,923	14,193	14,201
Asset-backed securities:	17,072	16,869	20,395	20,328	23,828	24,097

Total available for sale	94,585	92,620	98,128	97,521	81,626	81,722

Securities held to maturity:
U.S. Government obligations:	2,057	2,267	2,067	2,196	—	—
Mortgage-backed securities:
Government National Mortgage Association	65	69	80	88	86	95
Federal Home Loan Mortgage Association	107	107	136	139	176	182
Federal Home Loan Mortgage Corporation	46	46	76	80	109	112

Total held to maturity	2,275	2,489	2,359	2,503	371	389

Total investment securities	$96,860	$95,109	$100,487	$100,024	$81,997	$82,111

At December 31, 2005, non-U.S. Government obligations and Government agency securities that exceeded 10.0% of equity were as follows:

Issuer	Book Value	Fair Value
	(In thousands)
Asset backed securities
Countrywide Asset Backed Certificates	$4,500	$4,455
Chase Funding Mortgage Asset Backed	$3,204	$3,161
Residential Asset Securities Corporation	4,693	4,634

Total	$12,397	$12,250

Investment Securities Portfolio, Maturities and Yields. The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, with the exception of equity securities, at December 31, 2005. Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	( Dollars in thousands)
Available for Sale Securities:
U.S. Government agencies	$—	—	$985	4.22%	$—	—	$2,114	4.98%	$3,099	$3,226	4.74%
State and municipal obligations(1)	—	—	—	—	2,259	3.62%	403	3.82%	2,662	2,634	3.65%
Mortgage-backed securities	40	6.07%	17,157	3.86%	7,753	3.48%	46,802	3.93%	71,752	69,891	3.87%
Asset-backed securities	—	—	—	—	—	—	17,072	4.07%	17,072	16,869	4.07%
Held to Maturity securities:
U.S. Government securities	—	—	—	—	—	—	2,057	5.44%	2,057	2,267	5.44%
Mortage-backed securities	—	—	21	8.46%	22	5.08%	175	6.59%	218	222	6.62%

Total debt securities:	$40	6.07%	$18,163	3.88%	$10,034	3.52%	$68,623	4.05%	$96,860	$95,109	3.96%

(1)	Yields are presented on a tax-equivalent basis.

Sources Of Funds

General. Deposits, borrowings, repayments and prepayments of loans and securities principal, proceeds from the sale of securities, proceeds from maturing securities, and cash flows provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings deposits (consisting of Christmas Club, passbook and statement savings accounts), money market accounts, interest bearing and non-interest bearing checking accounts, retirement accounts, time deposits and Interest on Lawyer Accounts.

Deposit balances in our NOW account constituted 75% and 78% of our checking account balances at December 31, 2005 and 2004, respectively. These accounts provide interest-earning checking, with a weighted average rate at December 31, 2005 of 0.52%.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits, and competition. Our deposits are primarily obtained from communities surrounding our offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits. We normally do not use brokers to obtain deposits.

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts, demand accounts and other interest bearing accounts) represented 44.3% and 45.8% of total deposits on December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, time deposits with remaining terms to maturity of less than one year amounted to $94.8 million and $76.6 million, respectively.

The following table presents our time deposit accounts categorized by interest rates which mature during each of the periods set forth below and the amounts of such time deposits by interest rate at each of December 31, 2005, 2004 and 2003.

	Period to maturity from December 31, 2005				At December 31,
	Less than One Year	More than One Year to Two Years	More Than Two Years to Three Years	More than Three Years	2005	2004	2003
	(Dollars in thousands)
Interest Rate Range
1.99% and below	$8,241	$930	$51	$5	$9,227	$36,591	$48,497
2.00% to 2.99%	31,083	3,077	66	135	34,361	66,497	41,299
3.00% to 3.99%	45,619	18,158	8,433	928	73,138	27,226	19,740
4.00% to 4.99%	9,747	11,161	1,217	384	22,509	1,141	14,233
5.00% to 5.99%	103	330	—	150	583	572	773
6.00% and above	—	—	—	—	—	59	182

Total	$94,793	$33,656	$9,767	$1,602	$139,818	$132,086	$124,724

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio:

	At December 31,
	2005		2004		2003
	Amount	Percent of total deposits	Amount	Percent of total deposits	Amount	Percent of total deposits
	(Dollars in thousands)
Deposit type:
Savings	$27,871	11.11%	$30,007	12.32%	$31,483	13.66%
Money market	27,949	11.14%	30,765	12.63%	26,219	11.38%
Interest bearing demand	41,443	16.52%	39,488	16.21%	37,076	16.09%
Noninterest bearing demand	13,809	5.50%	11,208	4.60%	10,993	4.77%

Total core deposits	111,072	44.27%	111,468	45.76%	105,771	45.90%

Time deposits with original maturities of:
Three months or less	1,749	0.70%	1,861	0.76%	2,763	1.20%
Over three months to twelve months	28,544	11.38%	31,069	12.77%	35,889	15.57%
Over twelve months to twenty-four months	62,636	24.97%	57,634	23.66%	70,934	30.77%
Over twenty-four months to thirty-six months	40,253	16.04%	35,692	14.66%	12,283	5.33%
Over thirty-six months to forty-eight months	5,176	2.06%	4,416	1.81%	1,568	0.68%
Over forty-eight months to sixty months	941	0.37%	1,100	0.45%	1,258	0.54%
Over sixty months	519	0.21%	314	0.13%	29	0.01%

Total time deposits	139,818	55.73%	132,086	54.24%	124,724	54.10%

Total deposits	$250,890	100.00%	$243,554	100.00%	$230,495	100.00%

At December 31, 2005, we had $30.6 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$3,656
Over three months through six months	6,355
Over six months through twelve months	11,580
Over twelve months	9,034

Total	$30,625

Borrowings. Our borrowings consist of short-term Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated. We also have an available line of credit of $23.4 million at December 31, 2005 and a one month overnight repricing line of credit of $23.4 million. We did not have any outstanding borrowings on the lines of credit as of December 31, 2005.

	At December 31,
	2005	2004	2003
	(Dollars in thousands)
At December 31
Amount outstanding	$11,205	$11,725	$11,800
Weighted average interest rate	4.41%	2.30%	1.35%
For the period ended December 31
Highest amount at a month-end	$12,305	$13,700	$12,100
Daily average amount outstanding	10,420	12,501	4,073
Weighted average interest rate	3.30%	2.24%	2.90%

Subsidiary Activities

Upon completion of the reorganization, Lake Shore Savings will be the only subsidiary of Lake Shore Bancorp. Lake Shore Savings has no subsidiaries.

Personnel

As of December 31, 2005, we had 100 full-time employees and 10 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation

General

Lake Shore Savings is currently a New York-chartered savings and loan association. It is currently subject to regulation, examination, and supervision by the New York State Banking Department and pursuant to the Federal Deposit Insurance Act. As a state-chartered savings association, Lake Shore Savings is also currently subject to the regulation, examination and supervision of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation as its deposit insurer. As a result of the reorganization, Lake Shore Savings will convert to a federal stock savings bank and will thereby become subject solely to the regulation, examination and supervision of the Office of Thrift Supervision with the Federal Deposit Insurance Incorporation as its deposit insurer.

Lake Shore Savings is a member of the Savings Association Insurance Fund, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Incorporation. All of the deposit premiums paid by Lake Shore Savings to the Federal Deposit Insurance Incorporation for deposit insurance are currently paid to the Savings Association Insurance Fund. Lake Shore Savings is also a member of the Federal Home Loan Bank of New York, which is one of the 12 regional Federal Home Loan Banks. Lake Shore Savings must file reports with the Office of Thrift Supervision concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The Office of Thrift Supervision conducts periodic examinations to assess Lake Shore Savings’ compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. As a savings and loan holding company, Lake Shore Bancorp will be required to file certain reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision and of the Securities and Exchange Commission under the federal securities laws.

The Office of Thrift Supervision and the Federal Deposit Insurance Incorporation have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Incorporation, the Securities and Exchange Commission or the United States Congress, could have a material adverse impact on us, Lake Shore Savings, and our operations and stockholders.

The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their savings and loan holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

Regulation of Federal Savings Associations

Business Activities. Lake Shore Savings derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and Office of Thrift Supervision regulations. Under these laws and regulations, Lake Shore Savings may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. Lake Shore Savings may also establish service corporations that may engage in activities not otherwise permissible for Lake Shore Savings, including certain real estate equity investments and securities and insurance brokerage. Lake Shore Savings’ authority to invest in certain types of loans or other investments is limited by federal law.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Loans to One Borrower. Lake Shore Savings is generally subject to the same limits on loans to one borrower as is a national bank. With specified exceptions, Lake Shore Savings’ total loans or extensions of credit to a single borrower cannot exceed 15% of Lake Shore Savings’ unimpaired capital and surplus, which does not include accumulated other comprehensive income. Lake Shore Savings may lend additional amounts up to 10% of its unimpaired capital and surplus which does not include accumulated other comprehensive income, if the loans or extensions of credit are fully-secured by readily-marketable collateral. Lake Shore Savings currently complies with applicable loans-to-one borrower limitations.

Qualified Thrift Lender Test. The Home Owners’ Loan Act requires that Lake Shore Savings, as a savings association, comply with the qualified thrift lender test. Under the qualified thrift lender test, Lake Shore Savings is required to maintain at least 65% of its portfolio assets in certain “qualified thrift investments” for at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, Lake Shore Savings’ total assets less the sum of:

•	specified liquid assets up to 20% of total assets;

•	goodwill and other intangible assets; and

•	the value of property used to conduct Lake Shore Savings’ business.

Lake Shore Savings may also satisfy the qualified thrift lender test by qualifying as a domestic building and loan association as defined in the Internal Revenue Code of 1986, as amended. Lake Shore Savings met the qualified thrift lender test at December 31, 2005 and in each of the prior 12 months, and, therefore, qualified as a thrift lender. If Lake Shore Savings fails the qualified thrift lender test, it must either operate under certain restrictions on its activities or convert to a national bank charter.

Capital Requirements. The Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: (i) a tangible capital ratio requirement of 1.5% of total assets as adjusted under the Office of Thrift Supervision regulations; (ii) a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System; and (iii) a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the Office of Thrift Supervision capital regulation based on the risks found by the Office of Thrift Supervision to be inherent in the type of asset.

Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights), and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

At December 31, 2005, Lake Shore Savings met each of its capital requirements, in each case on a fully phased-in basis.

Capital Distributions. The Office of Thrift Supervision imposes various restrictions or requirements on Lake Shore Savings’ ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file a notice with the Office of Thrift Supervision at least 30 days before making a capital distribution. Lake Shore Savings must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to Lake Shore Savings’ net income for that year plus Lake Shore Savings’ retained net income for the previous two years.

The Office of Thrift Supervision may disapprove of a notice of application if:

•	Lake Shore Savings would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns;

•	the capital distribution would violate a prohibition contained in any statute, regulation, or agreement; or

Lake Shore Bancorp’s ability to pay dividends, service its debt obligations, and repurchase its common stock will be dependent upon receipt of dividend payments from Lake Shore Savings.

Branching. Subject to certain limitations, Home Owners’ Loan Act and Office of Thrift Supervision regulations permit federally-chartered savings associations to establish branches in any State of the United States. The authority to establish such a branch is available: (i) in States that expressly authorize branches of savings associations located in another State; and (ii) to an association that qualifies as a “domestic building and loan association” under the Internal Revenue Code, which imposes qualification requirements similar to those for a qualified thrift lender under the Home Owners’ Loan Act. See “—Qualified Thrift Lender Test.” The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association’s activities. This authority under the Home Owners’ Loan Act and Office of Thrift Supervision regulations preempts any State law purporting to regulate branching by federal savings associations.

Community Reinvestment and Fair Lending Laws. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The Community Reinvestment Act also requires all institutions to publicly disclose their Community Reinvestment Act ratings.

The Community Reinvestment Act regulations establish an assessment system that bases an association’s rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (i) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices.

Lake Shore Savings has an on-going commitment to work with the Chautauqua Home Rehabilitation and Improvement Corporation in obtaining Federal Home Loan Bank grants to assist with community improvement efforts. There are many homes in Chautauqua County that are in need of repairs to enable such homes to be in compliance with applicable housing codes. Lake Shore Savings works with the Chautauqua Home Rehabilitation and Improvement Corporation to locate blighted properties and apply for grant assistance for repairs. Lake Shore Savings also participates in the Chautauqua Home Rehabilitation and Improvement Corporation Family Loan program which is a consumer lending program. Through this program, it makes secured and insured consumer loans at below market rates to lower and moderate income borrowers who have been qualified by this agency and who are trying to improve their credit score. The agency guarantees these loans and will make the final $1,000 payment on a loan if the borrower is current and in good standing with us. These commitments are ways Lake Shore Savings strives to improve its community and which has contributed to its receiving an “Outstanding” Community Reinvestment Act rating on its last three evaluations the most recent being as of November 17, 2004.

Transactions with Related Parties. Lake Shore Savings’ authority to engage in transactions with its affiliates is limited by the Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act. In general, these transactions must be on terms which are as favorable to Lake Shore Savings as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of Lake Shore Savings capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from Lake Shore Savings. In addition, the Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Effective April 1, 2003, the Federal Reserve Board rescinded its interpretations of Sections 23A and 23B of the Federal Reserve Act and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B. Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, became subject to Regulation W on July 1, 2003. All other covered affiliate transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W.

Lake Shore Savings’ authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders: (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Lake Shore Savings’ capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by Lake Shore Savings’ Board of Directors.

Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Lake Shore Savings, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings associations, including Lake Shore Savings. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

Standards for Safety and Soundness. Under federal law, the Office of Thrift Supervision has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, the Office of Thrift Supervision adopted regulations that authorize, but do not require, the Office of Thrift Supervision to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan of compliance or fails in any material respect to implement an accepted plan, the Office of Thrift Supervision must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the Office of Thrift Supervision may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Real Estate Lending Standards. The Office of Thrift Supervision and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that: (i) are secured by real estate; or (ii) are made for the purpose of financing the construction of improvements on real estate. The Office of Thrift Supervision regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying Office of Thrift Supervision guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

Prompt Corrective Regulatory Action. Under the Office of Thrift Supervision prompt corrective action regulations, the Office of Thrift Supervision is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association’s capital:

•	well-capitalized;

•	adequately capitalized;

•	undercapitalized; or

•	critically undercapitalized.

At December 31, 2005, Lake Shore Savings met the criteria for being considered “well-capitalized.” When appropriate, the Office of Thrift Supervision can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.

Insurance of Deposit Accounts. Lake Shore Savings is a member of the Savings Association Insurance Fund. Under federal law, the Federal Deposit Insurance Incorporation established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the Federal Deposit Insurance Incorporation assigns an institution to one of three capital categories based on the institution’s financial information as of the quarter ending three months before the beginning of the assessment period. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine risk assessment classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The Federal Deposit Insurance Incorporation is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

In addition, all Federal Deposit Insurance Incorporation-insured institutions are required to pay assessments to the Federal Deposit Insurance Incorporation at an annual rate of approximately 0.0168% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017.

Federal Home Loan Bank System. Lake Shore Savings is a member of the Federal Home Loan Bank of New York, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions: (i) the greater of $1,000 or 0.20% of the member’s mortgage-related assets; and (ii) 4.50% of the dollar amount of any outstanding advances under such member’s advances, collateral pledge and security agreement with the Federal Home Loan Bank of New York. Lake Shore Savings, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to 0.20% of the total assets of Lake Shore Savings. Lake Shore Savings is also required to own activity based stock, which is based on 4.50% of Lake Shore Savings’ outstanding advances. These percentages are subject to change by the Federal Home Loan Bank. Lake Shore Savings was in compliance with this requirement with an investment in Federal Home Loan Bank of New York stock at December 31, 2005 of $2.7 million. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Lake Shore Savings’ net interest income would be affected.

Under the Gramm-Leach-Bliley Act, membership in the Federal Home Loan Bank is now voluntary for all federally-chartered savings associations, such as Lake Shore Savings. The Gramm-Leach-Bliley Act also replaces the existing redeemable stock structure of the Federal Home Loan Bank System with a capital structure that requires each Federal Home Loan Bank to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized: Class A (redeemable on six-months notice) and Class B (redeemable on five-years notice).

Privacy Regulations. Pursuant to the Gramm-Leach-Bliley Act, the Office of Thrift Supervision has published final regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. The new regulations generally require that Lake Shore Savings disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Lake Shore Savings is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Lake Shore Savings currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Prohibitions Against Tying Arrangements. Federal savings banks are subject to the prohibitions of 12 U.S.C. § 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Reserve System

Lake Shore Savings is subject to provisions of the Federal Reserve Act and the Federal Reserve Board’s regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $42.1 million. The amount of aggregate transaction accounts in excess of $42.1 million are currently subject to a reserve ratio of 10.0%. The Federal Reserve Board regulations currently exempt $6.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the Federal Reserve Board at the end of each year. Lake Shore Savings is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Lake Shore Savings’ interest-earning assets. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision. Federal Home Loan Bank System members are also authorized to borrow from the Federal Reserve discount window, but Federal Reserve Board regulations require such institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.

The USA PATRIOT Act

Lake Shore Savings is subject to the USA PATRIOT Act, which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•	Pursuant to Section 326, on May 9, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules became effective on October 1, 2003.

•	Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering, or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Holding Company Regulation

Lake Shore Bancorp and Lake Shore, MHC will be savings and loan holding companies regulated by the Office of Thrift Supervision. As such, Lake Shore Bancorp and Lake Shore, MHC will be registered with and subject to Office of Thrift Supervision examination and supervision, as well as certain reporting requirements. In addition, the Office of Thrift Supervision will have enforcement authority over Lake Shore Bancorp and Lake Shore, MHC and any of their non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

Restrictions Applicable to Lake Shore Bancorp. Because Lake Shore Savings will have been acquired after May 4, 1999, under the Gramm-Leach-Bliley Act, its holding companies will be prohibited from engaging in non-financial activities. Lake Shore Bancorp’s activities will be restricted to:

•	furnishing or performing management services for a savings institution subsidiary of such holding company;

•	conducting an insurance agency or escrow business;

•	holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary of such company;

•	holding or managing properties used or occupied by a savings institution subsidiary of such company;

•	acting as trustee under a deed of trust;

•	any other activity (i) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (ii) in which multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987;

•	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the Office of Thrift Supervision; and

•	any activity permissible for financial holding companies under section 4(k) of the Bank Holding Company Act.

Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the Bank Holding Company Act include:

•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•	insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;

•	financial, investment, or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•	underwriting, dealing in, or making a market in securities;

•	activities previously determined by the Federal Reserve Board to be closely related to banking;

•	activities that bank holding companies are permitted to engage in outside of the U.S.; and

•	portfolio investments made by an insurance company.

In addition, Lake Shore Bancorp will not be permitted to be acquired unless the acquirer is engaged solely in financial activities or to acquire a company unless the company is engaged solely in financial activities.

Restrictions Applicable to Activities of Mutual Holding Companies. Under federal law, a mutual holding company may engage only in the following activities:

•	investing in the stock of a savings institution;

•	acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company;

•	merging with or acquiring another holding company, one of whose subsidiaries is a savings institution;

•	investing in a corporation the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or association is located; and

•	the permissible activities described above for non-grandfathered savings and loan holding companies.

If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments.

Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, which will include Lake Shore Bancorp and Lake Shore, MHC, directly or indirectly, from acquiring:

•	control (as defined under the Home Owners’ Loan Act) of another savings institution (or a holding company parent) without prior Office of Thrift Supervision approval;

•	through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior Office of Thrift Supervision approval; or

•	control of any depository institution not insured by the Federal Deposit Insurance Incorporation (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the Office of Thrift Supervision).

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

•	in the case of certain emergency acquisitions approved by the Federal Deposit Insurance Incorporation;

•	if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

•	if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state-chartered association.

If the savings institution subsidiary of a federal mutual holding company fails to meet the qualified thrift lender test set forth in Section 10(m) of the Home Owners’ Loan Act and regulations of the Office of Thrift Supervision, the holding company must register with the Federal Reserve Board as a bank holding company under the BHC Act within one year of the savings institution’s failure to so qualify.

Waivers of Dividends by Lake Shore, MHC. Office of Thrift Supervision regulations will require Lake Shore, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Lake Shore Bancorp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:

•	the waiver would not be detrimental to the safe and sound operation of the subsidiary savings association; and

•	the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

In the event Lake Shore, MHC waives dividends, under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Lake Shore, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Lake Shore, MHC converts to stock form.

Conversion of Lake Shore, MHC to Stock Form. Office of Thrift Supervision regulations will permit Lake Shore, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new stock holding company would be formed as the successor to Lake Shore Bancorp (the “New Holding Company”), Lake Shore, MHC’s corporate existence would end, and certain depositors and borrowers of Lake Shore Savings would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Lake Shore, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Lake Shore Bancorp immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by Lake Shore, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Lake Shore, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the offering conducted as part of the Conversion Transaction.

Any Conversion Transaction would require the approval of a majority of the outstanding shares of common stock of Lake Shore Bancorp held by Minority Stockholders and by two thirds of the total outstanding shares of common stock of Lake Shore Bancorp. Any second-step conversion transaction also would require the approval of a majority of the eligible votes of members of Lake Shore, MHC.

Federal Securities Laws

Our common stock will be registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended. We will be subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act

As a public company, we will be subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the Securities and Exchange Commission includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	the requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Quotation on Nasdaq

Our common stock will be quoted on The Nasdaq Stock Market. In order to maintain such quotation, we are subject to certain corporate governance requirements, including:

•	a majority of our board must be composed of independent directors;

•	we are required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of the National Association of Securities Dealers and by Securities Exchange Act of 1934 regulations;

•	our nominating committee and compensation committee must also be composed entirely of independent directors; and

•	our audit committee and our nominating committee must have publicly available written charters.

Item 1A.	Risk Factors.

Risks Related To Our Business

We Have Recently Opened New Branches And Expect To Open Additional New Branches In The Near Future. Opening New Branches Reduces Our Short-Term Profitability Due To One-time Fixed Expenses Coupled With Low Levels Of Income Earned By The Branches Until Their Customer Bases Are Built. We opened two new branches in Orchard Park and East Amherst, New York in 2003 and one more in Hamburg, New York in December 2005. We intend to continue to expand through de novo branching. The expense associated with building and staffing new branches will significantly increase our noninterest expense, with compensation and occupancy costs constituting the largest amount of increased costs. Losses are expected from the proposed new branch for some time as the expenses associated with it are largely fixed and is typically greater than the income earned as a branch builds up its customer base. Our management has projected that it will take approximately 36 to 48 months for the Hamburg branch to become profitable. The branch we opened in East Amherst in 2003 is not yet profitable. We expect it to be profitable by the end of 2006. All of our other full-service branches are individually profitable. There can be no assurance that our branch expansion strategy will result in increased earnings, or that it will result in increased earnings within a reasonable period of time. We expect that the success of our branching strategy will depend largely on the ability of our staff to market the deposit and loan products offered by us. Depending upon locating acceptable sites, we anticipate opening one or two branches in each of the next several years.

Our Loan Portfolio Includes Loans With A Higher Risk Of Loss. We originate commercial mortgage loans, commercial loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial mortgage, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial Mortgage Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

•	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.

•	Consumer Loans. Consumer loans (such as personal lines of credit) may or may not be collateralized with assets that provide an adequate source of payment of the loan due to depreciation, damage, or loss.

Any downturn in the real estate market or our local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans. At this time, however, there is no downturn in the local economy or real estate market and we are not aware of any adverse effects in property values or business declines as a result of the local economy.

If Our Allowance For Loan Losses Is Not Sufficient To Cover Actual Loan Losses, Our Earnings Could Decrease. Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.

Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

The high percentage of traditional real estate loans in our loan portfolio has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provision for loan losses. If we were to further increase the amount of loans in our portfolio other than traditional real estate loans, we may decide to make increased provisions for loan losses. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, which may have a material adverse effect on our financial condition and results of operations. We believe that the current amount of allowance for loan losses is sufficient to absorb inherent losses in our loan portfolio.

Low Demand For Real Estate Loans May Lower Our Profitability. Making loans secured by real estate, including one-to-four family and commercial real estate, is our primary business and primary source of revenue. If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans. Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates. For example, customer demand for loans secured by real estate has decreased in our market area as a result of interest rate increases during 2004 and 2005.

We Depend On Our Executive Officers And Key Personnel To Implement Our Business Strategy And Could Be Harmed By The Loss Of Their Services. We believe that our growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have an employment agreement with our President and Chief Executive Officer that contains a non-compete provision, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

The Implementation Of Stock-Based Benefits Will Increase Our Future Compensation Expense And Reduce Our Earnings, And May Dilute Your Ownership Interest In Lake Shore Bancorp. We intend to adopt a stock option plan that will provide for grants to eligible officers, directors and employees of options to purchase common stock of up to 4.90% of the shares of common stock outstanding after the offering. We also intend to adopt a management recognition plan that will provide for awards of common stock to eligible officers, directors and employees of up to 1.96% of the shares of common stock outstanding after the offering. We will fund these plans through either open market purchases, if permitted, or from the issuance of authorized but unissued shares. These plans will increase our future costs of compensating our officers and directors, thereby reducing our earnings. In addition, stockholders will experience a 1.9% reduction or dilution in ownership interest in the event newly-issued shares are used to fund restricted stock awards and a 4.7% reduction or dilution in ownership interest in the event newly-issued shares are used to fund the stock options.

After Our Initial Public Offering, Our Return On Equity Will Be Low Compared To Other Companies. This Could Hurt The Price Of Your Common Stock. We will not be able to immediately deploy all of the new capital generated from our initial public offering into high-yielding earning assets, and due to the difficult economic environment in our market area, deployment of the new capital may take a significant amount of time. For example, due to intense competition and market rates, our borrower demand may be limited. Our ability to leverage our new capital profitably will be significantly affected by industry competition for loans and deposits. Initially, we intend to invest the net proceeds in short-term investments and mortgage-backed securities, which generally have lower yields than loans. This will reduce our return on average equity to a level that will be lower than our historical ratios.

Our Ability To Grow May Be Limited If We Cannot Make Acquisitions. In an effort to fully deploy the capital we raise in the offering, we intend to seek to expand our banking franchise, internally and by acquiring other financial institutions or branches and other financial services providers. However, we have no specific plans for expansion or acquisitions at this time. Our ability to grow through selective acquisitions of other financial institutions or branches will depend on successfully identifying, acquiring and integrating those institutions or branches. We cannot assure you that we will be able to generate internal growth or identify attractive acquisition candidates, make acquisitions on favorable terms or successfully integrate any acquired institutions or branches.

Risks Related To The Banking Industry

Competition In Our Primary Market Area May Reduce Our Ability To Attract And Retain Deposits And Originate Loans. We operate in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans. Historically, our most direct competition for savings deposits has come from credit unions, community banks, large commercial banks and thrift institutions in our primary market area. Particularly in times of extremely low or extremely high interest rates, we have faced additional significant competition for investors’ funds from brokerage firms and other firms’ short-term money market securities and corporate and government securities. Our competition for loans comes principally from mortgage brokers, commercial banks, other thrift institutions, and insurance companies. Competition for loan originations and deposits may limit our future growth and earnings prospects.

Changes In Interest Rates Could Adversely Affect Our Results Of Operations And Financial Condition. Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.

Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase while a majority of our interest-bearing liabilities are expected to reprice as interest rates increase. Therefore, in an increasing interest rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our net interest income.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We conduct our business through our corporate headquarters, administrative offices, and eight branch offices. At December 31, 2005, the net book value of the computer equipment and other furniture, fixtures, and equipment of our offices totaled $1.6 million. For more information, see Note 5 of Notes to our Financial Statements.

Location	Leased or Owned	Original Date Acquired	Net Book Value December 31, 2005 (In thousands)
Corporate Headquarters
125 East Fourth Street Dunkirk, NY 14048	Owned	1995	$98
Branch Offices:
Chautauqua County
128 East Fourth Street Dunkirk, NY 14048	Owned	1930	964
30 East Main Street Fredonia, NY 14063	Owned	1996	814
1 Green Avenue Jamestown, NY 14701	Owned/Leased(1)	1996	781
115 East Fourth Street Jamestown, NY 14701	Owned	1997	347
106 East Main Street Westfield, NY 14787	Owned/Leased(2)	1998	327
Erie County
5751 Transit Road East Amherst, NY 14051	Owned	2003	1,207
3111 Union Road Orchard Park, NY 14127	Leased(3)	2003	213
59 Main Street Hamburg, NY 14075	Leased(4)	2005	25
Administrative Offices:
31 East Fourth Street Dunkirk, NY 14048	Owned	2003	312
123 East Fourth Street Dunkirk, NY 14048	Owned	1995	103

(1)	The building is owned. The land is leased. The lease expires in September 2015.

(2)	The building is owned. Parking is leased on a monthly basis.

(3)	The lease expires in January 2017.

(4)	The lease expires in December 2028.

Item 3.	Legal Proceedings.

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Lake Shore Bancorp, Inc. will be formed in connection with the reorganization of Lake Shore Savings from a New York State-chartered savings and loan association to a federally-chartered mutual holding company form of organization. In connection with the reorganization, on or about February 13, 2006, the Lake Shore Bancorp commenced a public offering of shares of its common stock in a subscription offering for a purchase price of $10.00 per share pursuant to a Registration Statement on Form S-1 (No. 333-129439) which was declared effective by the Securities and Exchange Commission on February 13, 2006. In accordance with Lake Shore Savings’ Plan of Reorganization and Minority Stock Issuance, and pursuant to the registration statement, first priority rights to subscribe for shares of Lake Shore Bancorp common stock were offered to eligible depositors of Lake Shore Savings. Ryan Beck & Co., Inc. (“Ryan Beck”) was engaged to assist in the marketing of the common stock. For their services, Ryan Beck will received an advisory and administrative fee of $50,000 and a marketing fee equal to 1% of the dollar amount of common stock sold in the offering other than shares purchased by officers, directors and employees or their immediate families, for which no fee will be paid. In addition, Ryan Beck & Co. will be reimbursed an amount not to exceed $100,000, without consent, for expenses, including attorney fees.

We expect that the stock offering, which expired on March 16, 2006, will result in the sale of 2,975,625 shares of Lake Shore Bancorp common stock for gross proceeds of approximately $29.8 million. As a result of completion of the offering, we expect that 6,612,500 shares will be outstanding, representing 2,975,625 shares sold at $10.00 per share and 3,363,875 shares contributed to Lake Shore, MHC for payment of the $.01 par value per share.

50% of the net proceeds of the offering will be retained by Lake Shore Bancorp, and 50% will be contributed to Lake Shore Savings in exchange for all of the outstanding common stock of Lake Shore Savings. Of the proceeds it retained, Lake Shore Bancorp will loan to The Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (“ESOP”) such amount necessary to allow the ESOP to purchase up to 238,050 shares of Lake Shore Bancorp common stock in the open market. Initially, both Lake Shore Bancorp and Lake Shore Savings intend to invest the net proceeds from the stock offering in short-term investments and mortgage-backed and asset-backed securities until these proceeds can be deployed for other purposes.

Lake Shore Bancorp’s common stock will be quoted on the Nasdaq National Market under the symbol “LSBK.”

We expect the reorganization and offering to be completed in early April 2006.

Item 6.	Selected Financial Data.

The summary information presented below at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 is derived in part from and should be read in conjunction with the financial statements of Lake Shore Savings and the notes thereto presented elsewhere in this Form 10-K. The information at December 31, 2003, 2002, and 2001 and for the years ended December 31, 2002 and 2001 is derived from the audited financial statements of Lake Shore Savings which are not included herewith.

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Selected financial condition data:
Total assets	$333,724	$329,841	$303,511	$238,056	$214,086
Loans, net	206,160	199,525	187,138	156,740	144,600
Securities available for sale	94,082	99,170	83,027	52,225	41,934
Securities held to maturity	2,275	2,359	371	765	1,118
Federal Home Loan Bank stock	2,716	2,709	2,167	1,420	1,162
Total cash and cash equivalents	12,053	11,577	16,753	16,238	14,269
Total deposits	250,890	243,554	230,495	195,092	182,066
Short-term borrowings	11,205	11,725	11,800	4,005	1,115
Long-term debt	37,480	42,260	31,535	11,535	5,540
Total equity	27,995	26,915	24,947	23,942	21,705
Allowance for loan losses	1,240	1,288	1,293	1,217	924
Non-performing loans	1,362	792	1,052	1,408	1,402
Non-performing assets	1,448	932	1,506	1,520	1,481

	For the year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Selected operating data:
Interest income	$15,956	$14,744	$12,780	$13,182	$14,215
Interest expense	6,426	5,332	4,694	4,946	7,053
Net interest income	9,530	9,412	8,086	8,236	7,162
Provision for loan losses	20	267	345	360	325
Net interest income after provision for loan losses	9,510	9,145	7,741	7,876	6,837
Total non-interest income	1,847	1,875	1,728	1,646	1,820
Total non-interest expense	8,350	7,939	7,218	6,201	5,576
Income before income taxes	3,007	3,081	2,251	3,321	3,081
Income taxes	953	902	744	1,085	1,018
Net income	$2,054	$2,179	$1,507	$2,236	$2,063

	For the year ended December 31,
	2005	2004	2003	2002	2001
Selected financial ratios and other data
Performance ratios:
Return on average assets	0.62%	0.68%	0.58%	1.00%	0.99%
Return on average equity	7.47%	8.45%	6.24%	9.97%	10.37%
Interest rate spread(1)	2.93%	3.03%	3.18%	3.68%	3.25%
Net interest margin(2)	3.09%	3.15%	3.32%	3.95%	3.70%
Efficiency ratio(3)	73.39%	70.34%	73.55%	62.75%	62.08%
Non interest expense to average total assets	2.53%	2.48%	2.76%	2.77%	2.67%
Average interest-earning assets to average interest-bearing liabilities	107.51%	106.35%	107.49%	111.21%	112.40%
Capital ratios:
Total risk-based capital to risk weighted assets	17.06%	16.34%	16.37%	18.47%	17.84%
Tier 1 risk-based capital to risk weighted assets	16.00%	15.18%	15.19%	17.10%	16.75%
Tangible capital to tangible Assets	8.47%	7.99%	7.97%	9.56%	9.53%
Tier 1 leverage (core) capital to adjustable tangible assets	8.47%	7.99%	7.97%	9.56%	9.53%
Equity to total assets	8.39%	8.16%	8.22%	10.06%	10.14%
Asset quality ratios:
Non-performing loans as a percent of total net loans	0.66%	0.40%	0.56%	0.90%	0.97%
Non-performing assets as a percent of total assets	0.43%	0.28%	0.50%	0.64%	0.69%
Allowance for loan losses as a Percent of total net loans	0.60%	0.65%	0.69%	0.78%	0.64%
Allowance for loan losses as a percent of non-performing loans	91.04%	162.63%	122.91%	86.43%	65.91%

Other data:
Number of full service offices	8	7	7	5	5

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents the net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects Lake Shore Savings’ financial statements and other relevant statistical data and is intended to enhance your understanding of Lake Shore Savings’ financial condition and results of operations. You should read the information in this section in conjunction with Lake Shore Savings financial statements and accompanying notes to financial statements beginning on page F-1 of this Form 10-K, and the other statistical data provided in this Form 10-K. Upon completion of the reorganization, Lake Shore Savings will become the wholly-owned subsidiary of Lake Shore Bancorp. At that time, the financial information presented herein will be part of the consolidated financial information for Lake Shore Bancorp. Prior to completion of the reorganization, Lake Shore Bancorp will not exist.

General

Our results of operations depend primarily on our net interest income, which is the difference between the interest income we earn on loans and investments and the interest we pay on deposits and other interest-bearing liabilities. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on these balances. For the years ended December 31, 2005 and 2004, our net income was $2.1 million and $2.2 million, respectively.

Our operations are also affected by non-interest income, such as service fees and gains and losses on the sales of securities and loans, our provision for loan losses and non-interest expenses which include salaries and employee benefits, occupancy costs, and other general and administrative expenses.

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Since 1993, following the appointment of our current chief executive officer, and despite the fact that the Western New York market area has been economically stagnant, we have tripled in asset size and gone from being a two office institution to having eight branches. Since 1998 our asset size has more than doubled and we have opened three new branches.

Management Strategy

Our Reputation. Our primary management strategy has been to retain our perceived image as one of the most respected and recognized community banks in Western New York with 115 years of service to our community. Our management strives to accomplish this goal by continuing to emphasize our high quality customer service and financial strength. We are one of the largest lenders in market share of residential mortgages in Chautauqua County.

Branching. In 2003, we opened new branch offices in Orchard Park and East Amherst, New York. These new offices have generated deposits of $29.9 million and $18.8 million as of December 31, 2005, respectively. We opened an additional new branch office in Hamburg, New York in December 2005. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield, in Chautauqua County, New York and in East Amherst, Hamburg and Orchard Park in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County which is a critical component of our future profitability and growth.

Our People. A large part of our success is related to customer service and customer satisfaction. Having employees who understand and value our clientele and their business is a key component to our success. We believe that our present staff is one of our competitive strengths and thus the retention of such persons and our ability to continue to attract high quality personnel are high priorities

Residential Mortgage and Other Lending. Historically, our lending portfolio has been composed predominantly of residential mortgage loans. At December 31, 2005 and 2004, we held $148.2 million and $142.2 million of residential mortgage loans, respectively, which constituted 71.8% and 71.1% of our total loan portfolio, at such respective dates. Due to the historically low interest rates in recent past years, we experienced an increase of mortgage lending and refinancing in 2003 and 2002. Mortgage lending and refinancing has slowed in the past two years as interest rates have risen and the competition for residential mortgage loans, which had previously increased to meet the higher number of loans being generated and refinanced, remained strong. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At December 31, 2005 and December 31, 2004, our commercial real estate loan portfolio consisted of loans totaling $16.8 million and $15.3 million respectively, or 8.2% and 7.7%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans. At December 31, 2005 and December 31, 2004, our commercial loan portfolio consisted of loans totaling $8.3 million and $8.6 million, respectively, or 4.0% and 4.3%, respectively, of total loans. We will sell loans when appropriate and will retain servicing rights to those loans. We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent. Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. At December 31, 2005, our investment securities totaled $99.1 million. Investment securities available for sale, which constituted approximately 95% of investment securities, totaled $94.1 million at December 31, 2005.

Flattening Yield Curve. As with all community banks, we face a challenge in monitoring our interest rate risk with a “flattening yield curve.” Banks generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. Banks try to match interest-earning assets and interest-paying liabilities against one another. As the Federal Reserve Board has increased the federal funds rate, short-term interest rates have risen; however, long-term rates, which are generally responsive to the bond market, have not been increasing, and have even decreased. Thus, the margin between interest earning assets and interest bearing liabilities is shrinking, resulting in reduced net interest income. Our strategy of maintaining and increasing our interest income in a flattening yield curve environment is two-fold. First, we seek protection by locking in lower long-term rates with advances from the Federal Home Loan Bank of New York. At December 31, 2005, we had total Federal Home Loan Bank borrowings of $48.7 million with an average interest rate of 3.85%. Second, we have engaged a third party financial advisor to assist us in investing such borrowed funds in attractive permissible investment securities. At December 31, 2005, we had $94.1 million in investment in securities available for sale, the majority of which are mortgage-backed or asset backed securities.

Expected Increases In Non-interest Expenses. As a result of our reorganization and offering, our non-interest expenses will increase.

•	To have publicly-traded common stock, Lake Shore Bancorp was required to register as a public company with the Securities and Exchange Commission and under the Securities and Exchange Act of 1934, as amended, and became subject to periodic reporting requirements and associated disclosure controls and procedures and internal control over financial reporting standards. It is expected that in complying with these requirements, we will incur additional costs in preparing the necessary filings. Lake Shore Bancorp’s common stock will be quoted on the Nasdaq National Market. To maintain such listing we must pay fees. Additionally, in anticipation of our publicly-held stock corporation structure, we retained a stock transfer agent and will incur miscellaneous operating expenses such as stockholder communications expenses, all of which are new and recurring costs.

•	As part of the reorganization, we will convert Lake Shore Savings from a New York-chartered mutual savings and loan association to a federal stock savings bank. Lake Shore Bancorp and Lake Shore, MHC will also have federal charters. As a result, the Office of Thrift Supervision will be the primary federal regulator for all three entities. As a state-chartered savings and loan association, Lake Shore Savings had been subject to the regulation of and assessments by each of the New York State Banking Department, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. We expect cost savings by having the Office of Thrift Supervision as our primary regulator; however, these cost savings may be diminished by having three regulated entities rather than just a mutual savings bank.

•	As part of the reorganization and offering, we will make a loan to an employee stock ownership plan to purchase up to 8% of the shares sold in the offering. In addition, no earlier than six months after the closing of the offering, subject to stockholder approval, we plan to reserve for issuance up to 1.96% and 4.90% of the shares outstanding after the offering for a management recognition plan and a stock option plan, respectively. The funding of each of these intentions, will cause Lake Shore Bancorp to recognize additional expenses on a consolidated basis.

We expect to continue to grow our base of interest-earning assets by expanding our loan portfolio and by using borrowings, where appropriate, to supplement deposits as a funding source. We also intend to grow by adding new branch offices. We may also use proceeds from the offering to establish or acquire branch offices, to fund the building of new offices and to make other acquisitions, although no acquisitions or new branches are being specifically considered at this time.

Critical Accounting Policies

It is management’s opinion that accounting estimates covering certain aspects of our business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance for loan losses required for probable credit losses and the material effect that such judgments can have on the results of operations. Management’s quarterly evaluation of the adequacy of the allowance considers our historical loan loss experience, review of specific loans, current economic conditions, and such other factors considered appropriate to estimate loan losses. Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions, or economic conditions. Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in the local area, concentrations of risk and decline in local property values.

Management also considers the accounting policy relating to the impairment of investments to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the results of operations. A decline in the fair value of investments below cost deemed to be other than temporary is charged to earnings resulting in the establishment of a new cost basis for an asset. Management continually reviews the current value of its investments for evidence of other than temporary impairment.

These critical policies and their application are reviewed periodically by the Audit Committee and the Board of Directors. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in Note 2 to the Notes to the Financial Statements to better understand how our financial performance is reported.

Analysis Of Net Interest Income

Net interest income represents the difference between the interest we earn on our interest-earning assets, such as mortgage loans and investment securities and the expense we pay on interest-bearing liabilities, such as time deposits. Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on them.

Average Balances, Interest and Average Yields. The following table sets forth certain information relating to our average balance sheets and reflects the average yield on interest-earnings assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual loans. Interest income on securities include a tax equivalent adjustment for bank qualified municipals.

	At December 31, 2005		For the Year ended December 31, 2005			For the Year ended December 31, 2004			For the Year ended December 31, 2003
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	1,167	3.75%	6,560	142	2.16%	9,393	101	1.08%	12,360	122	0.99%
Securities	99,073	4.06%	101,532	4,021	3.96%	96,075	3,541	3.69%	68,026	2,586	3.80%
Loans	206,160	5.72%	200,652	11,793	5.88%	193,435	11,102	5.74%	162,886	10,072	6.18%

Total interest-earning Assets	306,400	5.21%	308,744	15,956	5.17%	298,903	14,744	4.93%	243,272	12,780	5.25%
Other assets	27,324		21,373			20,681			17,965

Total assets	$333,724		$330,117			$319,584			$261,237

Interest-bearing liabilities:
Demand and NOW accounts	$41,443	0.37%	$38,163	152	0.40%	$38,344	110	0.29%	$36,099	176	0.49%
Money market accounts	27,949	0.96%	29,413	268	0.91%	30,922	275	0.89%	24,404	276	1.13%
Savings accounts	27,871	0.54%	29,833	151	0.51%	31,391	159	0.51%	30,951	287	0.93%
Time deposits	139,818	2.82%	136,141	3,945	2.90%	127,658	3,130	2.45%	111,908	3,148	2.81%
Borrowed funds	48,685	3.75%	51,357	1,824	3.55%	50,760	1,593	3.14%	21,447	747	3.48%
Advances from borrowers on taxes and insurance	2,432	1.85%	1,890	45	2.38%	1,610	40	2.48%	1,342	35	2.61%
Other interest-bearing liabilities	1,424	2.88%	368	41	11.14%	379	25	6.60%	164	25	15.24%

Total interest bearing liabilities	289,622	2.22%	287,165	6,426	2.24%	281,064	5,332	1.90%	226,315	4,694	2.07%

Other non-interest bearing liabilities	16,107		15,345			12,737			10,764
Equity	27,995		27,607			25,783			24,158

Total liabilities and equity	$333,724		$330,117			$319,584			$261,237

Net interest income				$9,530			$9,412			$8,086

Interest rate spread					2.93%			3.03%			3.18%
Net interest margin					3.09%			3.15%			3.32%

Rate Volume Analysis. The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It shows the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the first period to the volume change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the absolute value of the change due to volume and the change due to rate.

	Year Ended December 31, 2005 Compared to Year Ended December 31, 2004			Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$79	$(38)	$41	$10	$(31)	$(21)
Securities	272	208	480	(81)	1,036	955
Loans	271	420	691	(761)	1,791	1,030

Total interest-earning assets	622	590	1,212	(832)	2,796	1,964

Interest-bearing liabilities:
Demand and NOW accounts	43	(1)	42	(76)	10	(66)
Money market accounts	7	(14)	(7)	(66)	65	(1)
Savings accounts	—	(8)	(8)	(132)	4	(128)
Time deposits	597	218	815	(431)	413	(18)

Total deposits	647	195	842	(705)	492	(213)
Other interest-bearing liabilities:
Borrowed funds	212	19	231	(81)	927	846
Advances from borrowers on taxes and insurance and other interest-bearing liabilities	15	6	21	(22)	27	5

Total interest-bearing liabilities	874	220	1,094	(808)	1,446	638

Net change in interest income	$(252)	$370	$118	$(24)	$1,350	$1,326

Comparison Of Financial Condition at December 31, 2005 and December 31, 2004

Total assets at December 31, 2005 were $333.7 million, an increase of $3.9 million from $329.8 million at December 31, 2004. The increase in total assets is predominantly the result of an increase in loans receivable and premises and equipment, offset by a decrease in investment securities.

Our cash and cash equivalents increased by $476,000 to $12.1 million at December 31, 2005, from $11.6 million at December 31, 2004. This is due to an increase of $3.7 million in cash and due from banks from $7.2 million at December 31, 2004 to $10.9 million at December 31, 2005, offset by a decrease in our Federal funds sold of $2.0 million and a decrease in interest bearing deposits of $1.2 million. All of our cash and cash equivalent balances reflect our liquid funds until they are deployed into lending or investment securities.

Investment securities decreased by $5.2 million to $99.0 million at December 31, 2005 from $104.2 million at December 31, 2004. More specifically, investment securities available for sale decreased by $5.1 million to $94.1 million at December 31, 2005 as compared to $99.2 million at December 31, 2004. The decrease is attributable to the proceeds from investment payoffs being used to paydown our borrowings at the Federal Home Loan Bank of New York, instead of being reinvested.

Loans receivable, net increased by $6.6 million to a total of $206.2 million at December 31, 2005 from $199.5 million at December 31, 2004. Residential mortgage loans increased $6.0 million to a total of $148.2 million at December 31, 2005 in comparison to $142.2 million at December 31, 2004. Commercial real estate loans increased by $1.5 million from December 31, 2004 to December 31, 2005 while home equity loans increased by $182,000. Mortgage loans and commercial real estate loans represented 71.9% and 8.2%, respectively, of the loan portfolio at December 31, 2005. Deferred loan fees increased by $275,000 from $891,000 at December 31, 2004 to $1.2 million at December 31, 2005 due to an increase in our loan volume. The allowance for loan losses decreased slightly by $48,000 during the period from December 31, 2004 to December 31, 2005. During 2005, our analysis of the allowance for loan losses allowed us to more accurately identify risks inherent within the loan portfolio by loan categories. As a result, the amount needed in the unallocated portion of the allowance for loan loss was reduced from 22.4% of the total allowance for loan loss as of December 31, 2004 to 6.9% as of December 31, 2005. The remainder of the loan portfolio consists of commercial, consumer and construction loans.

Deposits grew by $7.3 million, or 3.0%, to $250.9 million at December 31, 2005, as compared to $243.6 million at December 31, 2004, primarily due to increased time deposit levels.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, decreased by $5.3 million from $54.0 million at December 31, 2004 to $48.7 million at December 31, 2005. We have used these funds as a source of liquidity for loans and investment securities.

Total equity increased by $1.1 million from $26.9 million at December 31, 2004 to $28.0 million at December 31, 2005. The increase in total equity was primarily due to net income of $2.1 million for the year ended December 31, 2005 offset by changes in the mark-to-market value of our available for sale investment securities for the year ended December 31, 2005.

Comparison of Results of Operations for the Years Ended December 31, 2005 and 2004

General. Net income was $2.1 million for the year ended December 31, 2005, a decrease of $125,000 or 5.7%, compared with net income of $2.2 million for the year ended December 31, 2004.

Net Interest Income. Net interest income increased by $118,000, or 1.3%, to $9.5 million for the year ended December 31, 2005 as compared to $9.4 million for the year ended December 31, 2004. This increase reflects increased interest income of $1.2 million for the year ended December 31, 2005, partially offset by an increase in interest expense of $1.1 million.

Interest Income. Interest income increased $1.2 million, or 8.2%, from $14.7 million for the year ended December 31, 2004 to $15.9 million for the year ended December 31, 2005. Approximately $691,000 of this increase was attributable to an increase in interest on loans, the average balance of which increased by $7.2 million over the year and had an average yield of 5.88% in 2005 as compared to an average yield of 5.74% in the prior year. $480,000 of the increase was attributable to an increase from interest on investment securities, the average balance of which increased by $5.5 million over the year and had an average yield of 3.96% in 2005 as compared to an average yield of 3.69% in the prior year.

Interest Expense. Interest expense increased by $1.1 million, or 20.5%, from $5.3 million for the year ended December 31, 2004 to $6.4 million for the year ended December 31, 2005. The interest paid on deposits increased by $842,000 from $3.7 million for the year ended December 31, 2004 to $4.5 million for the year ended December 31, 2005. This was due to an increase in the average yield paid on interest-bearing deposits over the year of 0.58% and an increase in the average balance of interest-bearing deposits of $5.2 million over the year. The interest expense related to advances from the Federal Home Loan Bank of New York increased by $231,000 from $1.6 million for the year ended December 31, 2004 to $1.8 million for the year ended December 31, 2005 due to increased borrowings at the beginning of 2005.

Provision for Loan Losses. For the year ended December 31, 2005, the provision for loan losses was $20,000, a decrease as compared to the provision for loan losses for the prior year which was $267,000. Despite growth in our loan portfolio and an increase in the percent of nonperforming loans to total net loans, we were able to decrease the provision for loan losses based on the quality of our loan portfolio and the adequacy of reserves already in place.

We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable incurred credit losses in the loan portfolio. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance.

Non-interest Income. For the year ended December 31, 2005, non-interest income, which is a total of service charges and fees, net gains or losses on sales of available-for-sale securities and loans, as well as other income, not including interest and dividends, totaled $1.8 million, which was a decrease of $28,000 in comparison to the corresponding period in the prior year.

Non-interest Expense. Non-interest expense increased $411,000 from $7.9 million for the year ended December 31, 2004 to $8.3 million for the year ended December 31, 2005. Non-interest expense includes the expense of salaries and employee benefits, occupancy and equipment costs, data processing, and other items not related to expenses on deposits or borrowings. The increase in non-interest expense was attributable in large part to a loss expense recorded as a result of a check kiting matter involving one of our customers. The total loss recorded was $188,000. This situation is an isolated incident. Our advertising expenditures increased $107,000, or 55.4%, and our professional service expenditures increased $95,000, or 23.2%. Advertising expense increased due to continuing efforts to obtain name recognition in the Erie County, New York market area, where we have opened three branches in the last two years. Professional service expenditures increased as a result of outsourcing our back-office check processing operations to a third-party processor during 2005. These increases were offset by a decrease in salaries and employee benefits expense of $96,000, or 2.1%. The decrease in salaries and employee benefits was due to a new health care plan that was introduced to our employees during 2005.

Income Tax Expense. Income tax expense increased by $51,000 from $902,000 for the year ended December 31, 2004 to $953,000 for the year ended December 31, 2005. The increase is largely attributed to a decrease in our New York State tax credits in 2005, as compared to 2004.

Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003

General. Net income was $2.2 million for the year ended December 31, 2004, an increase of $672,000, or 44.6%, compared with net income of $1.5 million for the year ended December 31, 2003. The increase in net income is attributable to two new branch offices that we opened in 2003. Operating expenses associated with the new branches were recorded during 2003.

Net Interest Income. Net interest income increased by $1.3 million, or 16.4%, to $9.4 million for the year ended December 31, 2004 as compared to $8.1 million for the year ended December 31, 2003. This increase reflects increased interest income of $1.9 million for the year ended December 31, 2004 as compared to the prior year, partially offset by an increase in interest expense of $638,000 over the same period.

Interest Income. Interest income increased $1.9 million, or 15.4%, from $12.8 million for the year ended December 31, 2003 to $14.7 million for the year ended December 31, 2004. Approximately $1.0 million of this increase was attributable to an increase in interest on loans, the average balance of which increased by $30.6 million over the year and had an average yield of 5.74% as compared to an average yield of 6.18% in the prior year. The remaining $1.0 million of the increase was attributable to an increase from interest on investment securities, the average balance of which increased by $28.0 million over the year and had an average yield of 3.69% as compared to an average yield of 3.80% in the prior year.

Interest Expense. Interest expense increased by $638,000, or 13.6%, from $4.7 million for the year ended December 31, 2003 to $5.3 million for the year ended December 31, 2004. The interest paid on deposits decreased by $213,000 from $3.9 million for the year ended December 31, 2003 to $3.7 million for the year ended December 31, 2004. This was due to an decrease in the average yield paid on deposits over the year of 1.22% offset by an increase in the average balance of deposits of $25.0 million over the year. The interest expense related to advances from the Federal Home Loan Bank of New York increased from $747,000 for the year ended December 31, 2003 to $1.6 million for the year ended December 31, 2004 as our borrowings increased.

Provision for Loan Losses. For the year ended December 31, 2004, the provision for loan losses was $267,000, a decrease as compared to the provision for loan losses for the prior year which was $345,000. Despite increasing our loan portfolio, we were able to decrease the provision for loan losses based on the quality of the loan portfolio and the amount of allowance for loan losses already in place. Management has determined this based on a detailed review of our existing loan portfolio, historical charge-off rates and non-performing loans.

Non-interest Income. Non-interest income increased by $147,000 between the years ended December 31, 2004 and 2003. For the year ended December 31, 2004, non-interest income totaled $1.9 million, whereas for the prior year it totaled $1.7 million. The increase is attributable to increased overdraft service charges and increased gains on sales of available for sale securities, offset in part by decreased net gains on sales of loans and decreased other income.

Non-interest Expense. Non-interest expense increased $721,000 from $7.2 million for the year ended December 31, 2003 to $7.9 million for the year ended December 31, 2004. The majority of the increase in non-interest expense was attributable to salaries and employee benefits which increased $614,000, or 15.9%, from $3.9 million for the year ended December 31, 2003 to $4.5 million for the year ended December 31, 2004. The increase in salaries and employee benefits was primarily due to annual salary increases and hiring additional personnel to staff new branch offices opened during 2003 in Erie County.

Income Tax Expense. Income tax expense increased by $158,000 from $744,000 for the year ended December 31, 2003 to $902,000 for the year ended December 31, 2004. The increase reflects an increase in our pretax income from $2.3 million in 2003 to $3.1 million in 2004.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which as of December 31, 2005, allowed us to borrow up to $23.4 million on an overnight line of credit and $23.4 million on a one-month overnight repricing line of credit We have no borrowings through either of these agreements. We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans. At December 31, 2005, we had outstanding advances totaling $48.7 million.

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities. For the year ended December 31, 2005, we originated loans of approximately $43.6 million in comparison to approximately $49.6 million of loans originated during the year ended December 31, 2004. Purchases of investment securities totaled $21.4 million in the year ended December 31, 2005 and $44.1 million in the year ended December 31, 2004.

At December 31, 2005, we had loan commitments to borrowers of approximately $6.0 million and overdraft lines of protection and unused home equity lines of credit of approximately $20.1 million.

Total deposits were $250.8 million at December 31, 2005, as compared to $243.6 million at December 31, 2004. Time deposit accounts scheduled to mature within one year were $94.8 million at December 31, 2005. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us.

We are committed to maintaining a strong liquidity position, therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. The marginal cost of new funding, however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as we monitor our liquidity needs. Therefore, in order to minimize our cost of funds, we may consider additional borrowings from the Federal Home Loan Bank in the future.

We do not anticipate any material capital expenditures in 2006. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than debt as described in Note 8 to the Financial Statements and the commitments and unused lines and letters of credit noted above.

We are contractually obligated to make payments as of December 31, 2005 as follows:

		Payments due by Period:
	Total	1 year	1-3 years	3-5 years	After 5 years
	(Dollars in thousands)
Long term debt	$37,480	$8,230	$17,990	$9,350	$1,910
Capital Leases	3,272	141	286	304	2,541
Operating Leases	848	87	166	161	434
Data processing contract	841	265	553	23	—

Total contractual obligations	$42,441	$8,723	$18,995	$9,838	$4,885

The net proceeds raised in the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the offering are used for general corporate purposes, including the funding of lending activities. In addition, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. See “Risk Factors - After The Offering, Our Return On Equity Will Be Low Compared To Other Companies. This Could Hurt The Price Of Your Common Stock.”

Off-Balance Sheet Arrangements

Other than loan commitments, Lake Shore Savings does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 14 of the Financial Statements beginning at page F-1 for a summary of loan commitments outstanding as of December 31, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), “Share-Based Payment.” Statement No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued. The revised Statement also requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. At present, the Association has not issued any stock options or other equity-based compensation.

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 11501 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting period beginning after December 15, 2005 with earlier application permitted. For Lake Shore Savings and Loan Association, the effective date will be the first quarter of fiscal 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Management Of Market Risk

The majority of our assets and liabilities are monetary in nature. Consequently, interest rate risk is our most significant market risk. Other types of market risk, such as movements in foreign currency exchange rates and commodity prices, do not arise in the normal course of our business operations. Interest rate risk can be defined as an exposure to a movement in interest rates that could have an adverse effect on our net interest income. Interest rate risk arises naturally from the imbalance in the repricing, maturity, and/or cash flow characteristics of assets and liabilities. In periods of falling interest rates, prepayments of loans typically increase, which would lead to reduced net interest income if such proceeds could not be reinvested at a comparable spread. Also in a falling interest rate environment, certain categories of deposits may reach a point where market forces prevent further reduction in the interest rate paid on those instruments. Generally, during extended periods when short-term and long-term interest rates are relatively close, a flat yield curve may lead to smaller net interest margins thereby reducing net interest income. The net effect of these circumstances is reduced net interest income, offset only by a nominal decrease in interest expense, thereby narrowing the net interest margin.

Managing interest rate risk is of primary importance to us. The responsibility for interest rate risk management is the function of our Asset/Liability Committee, which includes our Chief Executive Officer and President, Chief Financial Officer and certain members of our Board of Directors. Our Asset/Liability Committee meets every other month to review our asset/liability policies and identify and measure potential risks to earnings due to changes in interest rates. The primary goal of our interest rate risk management is to minimize the potential loss in net interest income that could arise from changes in interest rates given our business strategy, operating environment, capital, liquidity and performance objectives. Our Chief Financial Officer also receives recommendations from a third party financial advisor regarding permissible investment securities, the use of which are part of our management of interest rate risk.

Net Interest Income At Risk

In past years, many savings banks have measured interest rate sensitivity by computing the “gap” between the assets and liabilities which are expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the Office of Thrift Supervision. However, the Office of Thrift Supervision now requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision’s simulation model uses discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current low level of market interest rates, we did not prepare a net portfolio value calculation for an interest rate decrease of greater than 100 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth as of December 31, 2005 and December 31, 2004, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of December 31, 2005			As of December 31, 2004
Change in Interest Rates (basis points) (1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change From Base	Percentage Change from Base
	(Dollars in thousands)
+300	$20,909	$(18,806)	(47%)	$21,985	$(17,304)	(44%)
+200	27,341	(12,374)	(31%)	28,435	(10,854)	(28%)
+100	33,713	(6,002)	(15%)	34,441	(4,848)	(12%)
0	39,715	—	—	39,289	—	—
-100	43,357	3,642	9%	40,957	1,668	4%

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase, while a majority of our interest-bearing liabilities are expected to reprice. At December 31, 2005, 78.4% of our loans with contractual maturities of greater than one year had fixed rates of interest, and 95.5% of our total loans had contractual maturities of five or more years. Overall, at December 31, 2005 , 90.0% of our total interest-earning assets had contractual maturities of more than five years. Conversely, our interest-bearing liabilities generally have much shorter contractual maturities. A significant portion of our deposits have no contractual maturities and are likely to reprice quickly as short-term interest rates increase. In addition, 67.8% of our certificates of deposit will mature within one year, and 39.9% of our borrowed funds contractually mature within one year. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our earnings.

We anticipate short-term market interest rates will continue to increase in 2006, and long-term market interest rates will begin to increase, but not as fast as short-term interest rates. This potential market interest rate scenario would cause the spread between long-term interest rates and short-term interest rates to decrease. If this occurs, the resulting interest rate environment is expected to have a negative impact on our results of operations as our interest-bearing liabilities, both deposits and borrowed funds, generally price off short-term interest rates, while our interest-earning assets, both mortgage loans and securities, generally price off long-term interest rates.

Item 8.	Financial Statements and Supplementary Data.

See pages F-1 through F-30 following the signature page of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 28, 2004, the Audit Committee of the Board of Directors of Lake Shore Savings and Loan Association dismissed PricewaterhouseCoopers LLP (“PwC”), and retained Fagliarone Group CPAs, as our independent registered public accounting firm. We had no disagreements with PwC on accounting and financial disclosure matters.

Effective August 24, 2005, the Audit Committee of the Board of Directors of Lake Shore Savings and Loan Association dismissed Fagliarone Group CPAs , and retained Beard Miller Company LLP, as our independent registered public accounting firm. We had no disagreements with Fagliarone Group CPAs on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d—15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of December 31, 2005, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Our Directors

Upon consummation of the reorganization, Lake Shore Bancorp will have eight directors. Our Charter will provide that the Board of Directors shall be divided into three classes, as nearly equal in number as possible. At each Lake Shore Bancorp annual meeting of stockholders, directors will be elected to fill the seats of those directors whose terms are expiring in that year and any vacant seats. It is expected that Lake Shore, MHC, as the majority stockholder of Lake Shore Bancorp, will be able to control the outcome of director elections. Lake Shore Bancorp, as the sole stockholder of Lake Shore Savings, will elect Lake Shore Savings’ directors.

Lake Shore Savings currently has eight directors. Upon the consummation of the reorganization, the directors of Lake Shore Savings will be divided into three classes with staggered three-year terms of office, similar to Lake Shore Bancorp’s Board of Directors and will be eligible to serve until age 75. We expect that Lake Shore Bancorp and Lake Shore Savings will continue to have common directors and common executive officers until there is a business reason to establish separate management structures.

Upon consummation of the reorganization, the current directors of Lake Shore Savings will become the directors of Lake Shore Bancorp. The following table states such directors’ names, their ages as of December 31, 2005, their positions, the years they began serving as directors of Lake Shore Savings and the years their terms as directors of Lake Shore Bancorp will expire:

Name	Age	Positions	Bank Director Since	Bancorp Term Will Expire
Sharon E. Brautigam	49	Director	2004	2008
Michael E. Brunecz	68	Chairman of the Board	1984	2008
James P. Foley DDS	68	Director	1983	2009
David C. Mancuso	60	Director, President and Chief Executive Officer	1998	2007
Thomas E. Reed	63	Director	1988	2009
Daniel P. Reininga	47	Vice Chairman of the Board	1994	2009
Gary W. Winger	61	Director	1997	2007
Nancy L. Yocum	59	Director	1995	2007

Business Experience of Directors

The principal occupation and business experience for the last five years of each director is set forth below. All directors have held their current positions for five years unless otherwise stated.

Sharon E. Brautigam is a partner in the law firm of Brautigam & Brautigam, LLP in Fredonia, New York where her practice is concentrated in real estate transactions, estates, trusts and elder law.

Michael E. Brunecz is the Chairman of the Board of Directors of Lake Shore Bancorp and Lake Shore Savings. Mr. Brunecz is the President of Office Concepts, Inc. in Dunkirk, New York, a company involved in the retailing and wholesaling of office furniture.

James P. Foley DDS is a dentist in private practice in Dunkirk, New York. He is a retired commander of the U.S. Naval Reserve. Dr. Foley’s daughter, Rachel A. Foley is the Chief Financial Officer of Lake Shore Bancorp and Lake Shore Savings.

David C. Mancuso is the President and Chief Executive Officer of Lake Shore Bancorp and Lake Shore Savings. Mr. Mancuso has been employed in various positions by Lake Shore Savings since 1965. He became President and Chief Executive Officer of Lake Shore Savings in 1993. Mr. Mancuso has been a member of the New York State Banking Board since 2001.

Thomas E. Reed is the Chairman of the Board of ECR International, Inc., a manufacturer of heating and cooling products headquartered in Utica, New York.

Daniel P. Reininga is Vice Chairman of the Board of Directors of Lake Shore Bancorp and Lake Shore Savings. Mr. Reininga is the President of G.H. Graf Realty Corporation, Inc., a real estate investment company located in Dunkirk, New York.

Gary W. Winger has been a principal of Compass Consulting, Inc. in Auburn and Jamestown, New York and Venice, Florida, a firm that provides consulting services in the area of higher education, since July 2002. From 1975 until June 2002, Mr. Winger was the Dean of Administration and Development and Chief Financial and Development Officer of Jamestown Community College in Jamestown, New York.

Nancy L. Yocum is a practicing certified public accountant. She is a partner in the firm of Brumfield & Associates in Fredonia, New York where her practice is concentrated in estates and trusts.

Our Executive Officers

Our initial senior executive officers will be the same as those who currently serve as executive officers of Lake Shore Savings. In addition to Mr. Mancuso, we have the following executive officers:

Reginald S. Corsi, 63, is the Executive Vice President of Lake Shore Bancorp. He has also been the Executive Vice President of Lake Shore Savings since 1994. Prior to joining Lake Shore Savings, Mr. Corsi was Vice President of M&T Bank.

Rachel A. Foley, 37, is the Chief Financial Officer of Lake Shore Bancorp. She was appointed Chief Financial Officer of Lake Shore Savings in March 2006 after serving as the Controller since March 1999. Prior to joining Lake Shore Savings, Ms. Foley was a Financial Audit Supervisor in the Internal Audit department of M&T Bank. Ms. Foley’s father, Dr. James P. Foley, is a director of Lake Shore Bancorp and Lake Shore Savings.

Beverley J. Mulkin, 63, is the Secretary/Treasurer of Lake Shore Bancorp. She has also been the Secretary of Lake Shore Savings since 1984 and its Treasurer since 2002.

The Boards of Directors will annually elect the executive officers of Lake Shore Bancorp and Lake Shore Savings. The elected officers will hold office until their respective successors have been elected and qualified, or until death, resignation or removal by the Board of Directors.

Meetings of the Boards of Directors.

Regular meetings of the board of directors of Lake Shore Savings are held monthly. Following the completion of the stock offering, regular meetings of the board of directors of Lake Shore Bancorp will also be held monthly. Special meetings of these boards are and will be held as needed.

Committees of the Board of Directors.

Upon consummation of the reorganization, the Board of Directors of Lake Shore Bancorp will establish the following committees.

Executive Committee. The Executive Committee of the Board of Directors of Lake Shore Bancorp will exercise the powers of the Board of Directors in between Board meetings.

Compensation Committee. The Compensation Committee will assess the structure of the management team and the overall performance of Lake Shore Bancorp. It will oversee executive compensation by approving salary increases and review general personnel matters such as staff performance evaluations.

Audit Committee. The Audit Committee of Lake Shore Bancorp will be comprised of the following three directors: Mr. Brunecz, Mr. Reed and Ms. Yocum. Ms. Yocum will serve as Chairperson of the Committee. It will oversee and monitor our financial reporting process and internal control system, review and evaluate the audit performed by our independent auditors, and report any substantive issues found during the audit to the Board. The Audit Committee will be directly responsible for the appointment, compensation, and oversight of the work of our independent auditors. The Audit Committee will also review and approve all transactions with affiliated parties. The Board of Directors will adopt a written charter for the Audit Committee. The Board of Directors has determined that Nancy L. Yocum qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. The Board of Directors has determined that Ms. Yocum is an “independent director” as defined in Nasdaq listing standards.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will meet to recommend the nomination of Directors to the full Board of Directors to fill the terms for the upcoming year or to fill vacancies during a term. The Nominating and Corporate Governance Committee will consider recommendations from stockholders if submitted in a timely manner in accordance with the procedures established in the Bylaws and will apply the same criteria to all persons being considered.

Each of the Audit, Compensation and Nominating and Corporate Governance Committees will be composed entirely of directors who are independent as such term is defined by Rule 4200(a)(15) of the National Association of Securities Dealers’ Manual and Rule 10A-3 of the Securities Exchange Act of 1934, as amended.

Director Compensation

Meeting Fees. Lake Shore Savings pays a fee to each of the non-employee directors for attendance at each board meeting and each meeting of a committee of which they are members. Members receive $975 for each Board meeting attended in person and half of that amount for each Board meeting attended telephonically. Board members also receive fees for membership on the Board’s committees. The Chairman of the Executive Committee receives an annual fee of $23,000 and its Vice Chairman receives an annual fee of $7,500. All other non-employee members of the Executive Committee receive annual fees of $5,000. The Chairpersons of the other committees receive annual fees of $4,000 and their other members receive annual fees of $2,500. Members of the Board of Directors who are also employees do not receive directors’ fees.

Lake Shore Savings and Loan Association paid fees totaling $129,233 to its non-employee directors for the year ended December 31, 2005.

Directors’ Deferred Compensation Plan. Lake Shore Savings previously maintained a deferred compensation plan for non-employee directors under which each non-employee director could defer receipt of his or her directors fees and have such amounts credited with a market-rate investment return. This plan was terminated in October 2005 with all vested amounts paid to the plan participants pursuant to the requirements of the American Jobs Creation Act of 2004.

Supplemental Benefit Plan for Non-Employee Directors. Lake Shore Savings has entered into separate supplemental benefit plans in 1999 and 2001 with each of its current non-employee directors except for Ms. Brautigam. Under the 1999 plan, each participant is guaranteed monthly payments over a period of fifteen years commencing at age 70 equal to $18,105 per year based upon twenty-one years of service as a director to Lake Shore Savings (or an earlier retirement age if twenty-one years of service is attained prior to age 70) with the annual benefit payable reduced proportionately for each year of service as a director less than twenty-one years attained at age 70. Under the 2001 plan, each participant is guaranteed monthly payments over a period of fifteen years commencing at age 72 equal to $12,000 per year based upon twenty-one years of service to Lake Shore Savings with the annual benefit payable reduced proportionately for each year of service less than twenty-one years attained at age 72.

Item 11.	Executive Officer Compensation

The following table provides information about the compensation paid for 2005 to our Chief Executive Officer, our Executive Vice President, and our Chief Financial Officer. No other officer’s total annual salary and bonus for 2005 was in excess of $100,000.

	Summary Compensation Table Annual Compensation

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	All Other Compensation ($)(1)
David Mancuso, President and Chief Executive Officer	2005	188,388	7,500	—	24,290
Reginald S. Corsi, Executive Vice President	2005	116,404	5,000	—	15,054
Robert L. Smith, Chief Financial Officer(2)	2005	104,108	4,000	—	4,071

(1)	Reflects (i) matching contributions of $4,701, $2,914 and $1,353 credited under the 401(k) plan to the accounts of Messrs. Mancuso, Corsi and Smith, respectively; and (ii) profit-sharing contributions of $19,589, $12,141 and $2,718 credited under the 401(k) plan to the accounts of Messrs. Mancuso, Corsi and Smith.

(2)	Mr. Smith resigned from his position effective March 17, 2006.

Employment Agreement

Effective as of the reorganization, Lake Shore Bancorp and Lake Shore Savings will each have entered into parallel employment agreements with Mr. David C. Mancuso to secure his services as President and Chief Executive Officer. The employment agreements will have a fixed term of three years beginning as of the effective date of the reorganization and may be renewed annually after a review of the executive’s performance. These agreements provide for a minimum annual salary of $213,550, discretionary cash bonuses, and participation on generally applicable terms and conditions in other compensation and fringe benefit plans. The agreements will also guarantee customary corporate indemnification and errors and omissions insurance coverage throughout the employment term and for six years after termination.

Lake Shore Bancorp and Lake Shore Savings may terminate the executive’s employment, and the executive may resign, at any time with or without cause. However, in the event of termination during the term without cause, they will owe the executive severance benefits generally equal to the value of the cash compensation and fringe benefits that the executive would have received if he had continued working for the remaining unexpired term of the employment agreements. The same severance benefits would be payable if the executive resigns during the term following: a loss of title, office or membership on the board of directors; material reduction in duties, functions, compensation or responsibilities; involuntary relocation of the executive’s principal place of employment to a location over 35 miles in distance from Lake Shore Savings’ principal office in Dunkirk, New York and over 35 miles from the executive’s principal residence; or other material breach of contract by Lake Shore Bancorp and Lake Shore Savings which is not cured within 30 days.

The employment agreements will also provide uninsured death and disability benefits and provides that any severance payable after a change of control shall be computed as if the remaining unexpired term of the agreements was three years.

If Lake Shore Bancorp and Lake Shore Savings experience a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of their assets as contemplated by section 280G of the Internal Revenue Code, a portion of any severance payments under the employment agreements might constitute an “excess parachute payment” under current federal tax laws. Pursuant to the employment agreements, any severance payments made which are subject to section 280G of the Internal Revenue Code would be reduced to the extent necessary to avoid the imposition of an excise tax and related non-deductibility under section 280G of the Internal Revenue Code.

Change of Control Agreement

Effective as of the reorganization, Lake Shore Savings will enter into a one-year change of control agreement with Reginald S. Corsi, our Executive Vice President. This agreement will be guaranteed by Lake Shore Bancorp. The term of this agreement is perpetual until Lake Shore Savings gives notice of non-extension, at which time the term is fixed for one year.

Generally, Lake Shore Savings may terminate the employment of the officer, with or without cause, at any time prior to a change of control without obligation for severance benefits. However, if Lake Shore Savings or Lake Shore Bancorp, Inc. signs a merger or other business combination agreement, or if a third party makes a tender offer or initiates a proxy contest, it could not terminate an officer’s employment without cause without liability for severance benefits. The severance benefits would generally be equal to the value of the cash compensation and fringe benefits that the officer would have received if he or she had continued working for an additional year. Lake Shore Savings would pay the same severance benefits if the officer resigns after a change of control following a loss of title or office, material reduction in duties, functions, compensation or responsibilities, involuntary relocation of his or her principal place of employment to a location over 35 miles from Lake Shore Savings’ principal office on the day before the change of control and over 35 miles from the officer’s principal residence or other material breach of contract which is not cured within 30 days. These agreements also provide uninsured death and disability benefits.

If Lake Shore Bancorp and Lake Shore Savings experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of their assets as contemplated by section 280G of the Internal Revenue Code, a portion of any severance payments under the change of control agreements might constitute an “excess parachute payment” under current federal tax laws. Pursuant to the change of control agreements, any severance payments made which are subject to section 280G of the Internal Revenue Code would be reduced to the extent necessary to avoid the imposition of an excise tax and related non-deductibility under section 280G of the Internal Revenue Code.

Benefit Plans

Incentive Compensation Program. Lake Shore Savings maintains an incentive compensation plan for employees to earn bonuses based on the achievement of objective, pre-established performance goals. This plan is a short term incentive program which rewards short term performance based on the achievement of key operating goals. All executive officers and certain exempt employees are eligible to participate. These short term incentive payments are made annually. For 2005, the maximum bonus to be paid to Mr. Mancuso is 20% of his base salary and the maximum bonus to be paid to Mr. Corsi is 15% of his base salary (depending upon the achievement of certain pre-established performance goals).

Supplemental Benefit Plans for Executives. Lake Shore Savings has entered into separate executive supplemental benefits plans in 1999 and 2001 with each of Messrs. Mancuso and Corsi. In addition, Lake Shore Savings has entered into an executive supplemental benefit plan in 2001 with four other officers. Pursuant to these plans, each executive is entitled to receive a monthly payment over a period of fifteen years commencing on the first day of the month following the executive’s attainment of his benefit age (age 63 under the 1999 plan, and age 65 under the 2001 plan) as set forth in the plans. Under the 1999 plan, Mr. Mancuso and Mr. Corsi shall be entitled to an annual retirement benefit of $87,093, and $19,639, respectively. Under the 2001 plan, Mr. Mancuso and Mr. Corsi shall be entitled to an annual retirement benefit of $55,000 and $24,000, respectively. Amounts payable under the plans are subject to reduction in the event of the executive’s voluntary or involuntary termination of employment prior to attaining his benefit age.

401(k) Plan. Lake Shore Savings maintains a tax-qualified 401(k) defined contribution plan for employees who have attained age 21 and have at least three months of service. Eligible employees may make pre-tax contributions to the plan through salary reduction elections up to 75% of annual compensation, subject to limitations of the Internal Revenue Code (for 2005, the annual limit is $14,000). Lake Shore Savings also makes a discretionary contribution to the plan on behalf of eligible employees who have attained age 21 and have at least one year of service.

Severance Pay Plan. Effective as of the reorganization, Lake Shore Savings will implement a Severance Pay Plan that provides severance benefits to employees and officers, other than those individuals covered by a separate employment or change in control agreement, whose employment is terminated without “cause” or by the employee or officer following a forced relocation, forced reduction in annual base salary, or a material adverse change in the employee’s or officer’s title, position or responsibilities during the period commencing three months prior to a change in control and ending one year following the change in control. An employee or officer whose employment terminates under these circumstances is entitled to a lump sum payment equal to three weeks’ annual cash compensation in the case of eligible officers and one week’s annual cash compensation in the case of eligible employees multiplied by the employee’s or officer’s whole years of service, but such severance payment will not exceed fifty-two weeks of compensation for officers and twenty-six weeks of compensation for eligible employees nor shall it be less than twelve weeks of compensation for eligible officers and two weeks of compensation for eligible employees. For the purposes of the Severance Pay Plan, officers are those employees designated as such by the Board of Directors.

Employee Stock Ownership Plan. This plan is a tax-qualified plan that covers substantially all employees who have at least one year of service and have attained age 21 and will take effect at the completion of the reorganization.

Lake Shore Bancorp intends to lend this plan enough money to purchase an amount of common stock equal to 8% of the shares issued in the offering. It is anticipated that the plan will purchase these shares on the open market after completion of the reorganization and offering to the extent that shares are available for purchase on reasonable terms. There is no assurance that it will purchase shares after the reorganization and offering, or that such purchases will occur during any particular time period or at any particular price.

Although contributions to this plan will be discretionary, Lake Shore Savings intends to contribute enough money each year to make the required principal and interest payments on the loan. It is expected that this loan will be for a term of 30 years and will call for level annual payments of principal and interest. The plan will initially pledge the shares it purchases as collateral for the loan and hold them in a suspense account.

The plan will not distribute the pledged shares right away. Instead, it will release a portion of the pledged shares annually. The number of shares released is determined pursuant to a formula where the number of unallocated shares is multiplied by a fraction, the numerator of which is the amount of principal and interest paid for the plan year, and the denominator of which is the sum of the numerator plus all principal and interest to be paid in all future years. The plan will allocate the shares released each year among the accounts of participants in proportion to their salary for the year. For example, if a participant’s salary for a year represents 1% of the total salaries of all participants for the year, the plan would allocate to that participant 1% of the shares released for the year. Participants direct the voting of shares allocated to their accounts. Shares in the suspense account will usually be voted in a way that mirrors the votes which participants cast for shares in their individual accounts.

This plan may purchase additional shares in the future, and may do so using borrowed funds, cash dividends, periodic employer contributions or other cash flow.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 31, 2006, Lake Shore Bancorp had no common stock outstanding.

Item 13.	Certain Relationships and Related Transactions

Lake Shore Savings has outstanding loans to its directors and executive officers and the individuals who will become directors and executive officers of Lake Shore Bancorp and Lake Shore, MHC. These loans: (i) were made in the ordinary course of business; (ii) were made on substantially the same terms, including interest rates and collateral as those prevailing at the time for comparable transactions with other persons and (iii) did not involve more than the normal risk of collectability or present other unfavorable features. A majority of the independent, disinterested members of our board of directors must approve future affiliated transactions and forgiveness of loans.

Item 14.	Principal Accountant Fees and Services.

During the fiscal years ended December 31, 2004, Lake Shore Savings and Loan Association retained as its principal independent registered public accounting firm Beard Miller Company LLP to provide audit services.

The following table displays the aggregate fees for professional services for the audit of the financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services during those periods by our principal independent registered public accountant.

	2005	2004
Audit fees (1)	$52,911	$32,141
Audit-related fees (2)	131,380	—
Tax fees	—	—
All other fees	—	—
Total	$184,291	$32,141

(1)	Audit fees consisted of professional services rendered for the audit of annual financial statements.

(2)	Audit-related fees consisted of professional services associated with Lake Shore Bancorp’s registration statement and other filings with the Securities and Exchange Commission.

Pre-approval of Policies and Procedures

Pre-approval of Services. The Audit Committee shall pre-approve all auditing services and permitted non-audit services (including the fees and terms) to be performed for us by our independent registered public accountants, subject to the de minimis exception for non-audit services described below which, if not pre-approved, are approved by the committee prior to completion of the audit.

Exception. The pre-approval requirement set forth above, shall not be applicable with respect to non-audit services if:

(i)	The aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues paid by us to our auditor during the fiscal year in which the services are provided;

(ii)	Such services were not recognized by us at the time of the engagement to be non-audit services; and

(iii)	Such services are promptly brought to the attention of the committee and approved prior to the completion of the audit by the committee or by one or more members of the committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by the committee.

During the year ended December 31, 2005, the Audit Committee pre-approved 100% of the services performed by our registered independent public accountants.

Delegation. The Audit Committee may delegate to one or more designated members of the committee the authority to grant required pre-approvals. The decisions of any member to whom authority is delegated under this paragraph to pre-approve activities under this subsection shall be presented to the full committee at its next scheduled meeting.

Item 15.	Exhibits and Financial Statement Schedules.

15(a)(1) Financial Statements. The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

•	Reports of Independent Registered Public Accounting Firms

•	Statements of Financial Condition as of December 31, 2005 and 2004

•	Statements of Income for the years ended December 31, 2005, 2004 and 2003

•	Statements of Equity for the years ended December 31, 2005, 2004 and 2003

•	Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

•	Notes to Financial Statements

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or the information is provided elsewhere in the Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Charter of Lake Shore Bancorp, Inc. *

3.2	Bylaws of Lake Shore Bancorp, Inc. ***

4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc. ***

10.1	Form of Executive Employment Agreement by and between David C. Mancuso and Lake Shore Bancorp, Inc. *

10.2	Form of Executive Employment Agreement by and between David C. Mancuso and Lake Shore Savings Bank *

10.3	Form of Change in Control Agreement *

10.4	Severance Pay Plan of Lake Shore Savings Bank *

10.5	1999 Executives Supplemental Benefit Plan *

10.6	2001 Executives Supplemental Benefit Plan *

10.7	1999 Directors Supplemental Benefit Plan *

10.8	2001 Directors Supplemental Benefit Plan *

10.9	Form of Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. **

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439.

**	Incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on January 13, 2006 (Registration No. 333-129439.

***	Incorporated herein by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 8, 2006 (Registration No. 333-129439.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

LAKE SHORE BANCORP, INC.

By:	/s/ David C. Mancuso
David C. Mancuso
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael E. Brunecz	CHAIRMAN OF THE BOARD	March 31, 2006
Michael E. Brunecz

/s/ David C. Mancuso	PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)	March 31, 2006
David C. Mancuso

/s/ Sharon E. Brautigam	DIRECTOR	March 31, 2006
Sharon E. Brautigam

/s/ James P. Foley, DDS	DIRECTOR	March 31, 2006
James P. Foley, DDS

/s/ Thomas E. Reed	DIRECTOR	March 31, 2006
Thomas E. Reed

/s/ Daniel P. Reininga	DIRECTOR	March 31, 2006
Daniel P. Reininga

/s/ Gary W. Winger	DIRECTOR	March 31, 2006
Gary W. Winger

/s/ Nancy L. Yocum	DIRECTOR	March 31, 2006
Nancy L. Yocum

/s/ Rachel A. Foley	CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)	March 31, 2006
Rachel A. Foley

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

Note:	These financial statements do not include the accounts of Lake Shore Bancorp, Inc., as it was not in operation as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lake Shore Savings and Loan Association

Dunkirk, New York

We have audited the accompanying statements of financial condition of Lake Shore Savings and Loan Association as of December 31, 2005 and 2004, and the related statements of income, equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Lake Shore Savings and Loan Association for the year ended December 31, 2003 were audited by other auditors whose report, dated July 21, 2004, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2005 and 2004 financial statements referred to above present fairly, in all material respects, the financial position of Lake Shore Savings and Loan Association as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Pittsburgh, Pennsylvania

March 13, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Lake Shore Savings and Loan Association and shareholders:

In our opinion, the statements of income, equity and cash flows for the year ended December 31, 2003 present fairly, in all material respects, the results of operations and cash flows of Lake Shore Savings and Loan Association (the “Company”) for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Buffalo, New York
July 21, 2004

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2005	2004
	(Dollars In Thousands)
ASSETS
Cash and due from banks	$10,886	$7,203
Interest bearing deposits	375	1,617
Federal funds sold	792	2,757

Cash and Cash Equivalents	12,053	11,577
Securities available for sale	94,082	99,170
Securities held to maturity, fair value 2005 $2,489; 2004 $2,503	2,275	2,359
Federal Home Loan Bank stock, at cost	2,716	2,709
Loans receivable, net of allowance for loan losses 2005 $1,240; 2004 $1,288	206,160	199,525
Premises and equipment, net	7,653	6,645
Accrued interest receivable	1,274	1,195
Bank owned life insurance	5,725	5,520
Other assets	1,786	1,141

Total Assets	$333,724	$329,841

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Interest bearing	$237,081	$232,346
Non-interest bearing	13,809	11,208

Total Deposits	250,890	243,554
Short-term borrowings	11,205	11,725
Long-term debt	37,480	42,260
Advances from borrowers for taxes and insurance	2,432	2,098
Other liabilities	3,722	3,289

Total Liabilities	305,729	302,926

COMMITMENTS AND CONTINGENCIES
EQUITY
Retained earnings	28,326	26,272
Accumulated other comprehensive income (loss)	(331)	643

Total Equity	27,995	26,915

Total Liabilities and Equity	$333,724	$329,841

See notes to financial statements.

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
INTEREST INCOME
Loans, including fees	$11,793	$11,102	$10,072
Investment securities, taxable	4,021	3,541	2,586
Other	142	101	122

Total Interest Income	15,956	14,744	12,780

INTEREST EXPENSE
Deposits	4,516	3,674	3,887
Short-term borrowings	324	197	68
Long-term debt	1,500	1,396	679
Other	86	65	60

Total Interest Expense	6,426	5,332	4,694

Net Interest Income	9,530	9,412	8,086
PROVISION FOR LOAN LOSSES	20	267	345

Net Interest Income after Provision for Loan Losses	9,510	9,145	7,741

NON-INTEREST INCOME
Service charges and fees	1,474	1,470	1,122
Net gains (losses) on sales of securities available for sale	—	33	(9)
Net gains on sales of loans	2	2	129
Earnings on bank owned life insurance	205	203	223
Other	166	167	263

Total Non-Interest Income	1,847	1,875	1,728

NON-INTEREST EXPENSES
Salaries and employee benefits	4,372	4,468	3,854
Occupancy and equipment	1,336	1,310	1,107
Data processing	411	374	436
Advertising	300	193	338
Postage and supplies	269	274	351
Professional services	505	410	280
Other	1,157	910	852

Total Non-Interest Expenses	8,350	7,939	7,218

Income before Income Taxes	3,007	3,081	2,251
INCOME TAXES	953	902	744

Net Income	$2,054	$2,179	$1,507

See notes to financial statements.

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

STATEMENTS OF EQUITY

Years Ended December 31, 2005, 2004 and 2003

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
BALANCE - DECEMBER 31, 2002	$22,586	$1,356	$23,942

Comprehensive income:
Net income	1,507	—	1,507
Change in unrealized net gains on securities available for sale, net of tax and reclassification adjustment	—	(502)	(502)

Total Comprehensive Income			1,005

BALANCE - DECEMBER 31, 2003	24,093	854	24,947

Comprehensive income:
Net income	2,179	—	2,179
Change in unrealized net gains on securities available for sale, net of tax and reclassification adjustment	—	(211)	(211)

Total Comprehensive Income			1,968

BALANCE - DECEMBER 31, 2004	26,272	643	26,915

Comprehensive income:
Net income	2,054	—	2,054
Change in unrealized net gains (losses) on securities available for sale, net of tax and reclassification adjustment	—	(974)	(974)

Total Comprehensive Income			1,080

BALANCE - DECEMBER 31, 2005	$28,326	$(331)	$27,995

See notes to financial statements.

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,054	$2,179	$1,507
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gains) losses on sales of available for sale securities	—	(33)	9
Net gains on sales of loans	(2)	(2)	(129)
Net amortization (accretion) of investment securities	62	81	(145)
Provision for loan losses	20	267	345
Depreciation and amortization	618	607	445
Deferred income tax expense (benefit)	286	(57)	81
Earnings on bank owned life insurance	(205)	(203)	(223)
Increase in accrued interest receivable	(79)	(153)	(107)
(Increase) decrease in other assets	(258)	517	(522)
Increase in other liabilities	434	622	891

Net Cash Provided by Operating Activities	2,930	3,825	2,152

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	—	1,033	2,024
Maturities, prepayments and calls	24,891	24,408	25,215
Purchases	(21,402)	(41,979)	(58,408)
Activity in held to maturity securities:
Maturities, prepayments and calls	75	80	396
Purchases	—	(2,075)	—
Purchases of Federal Home Loan Bank Stock	(536)	(739)	(770)
Redemptions of Federal Home Loan Bank Stock	529	197	23
Proceeds from sales of loans	419	592	4,649
Loan origination and principal collections, net	(7,174)	(13,618)	(35,200)
Additions to premises and equipment	(1,626)	(783)	(3,115)

Net Cash Used in Investing Activities	(4,824)	(32,884)	(65,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	7,336	13,059	35,396
Net increase in advances from borrowers for taxes and insurance	334	174	287
Net increase (decrease) in short-term borrowings	(520)	(75)	9,670
Proceeds from issuance of long-term debt	—	12,600	20,000
Repayment of long-term debt	(4,780)	(1,875)	(1,875)

Net Cash Provided by Financing Activities	2,370	23,883	63,478

Net Increase (Decrease) in Cash and Cash Equivalents	476	(5,176)	444
CASH AND CASH EQUIVALENTS - BEGINNING	11,577	16,753	16,309

CASH AND CASH EQUIVALENTS - ENDING	$12,053	$11,577	$16,753

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$6,420	$5,299	$4,711

Income taxes paid	$1,210	$960	$710
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosed real estate acquired in settlement of loans	$118	$374	$761

See notes to financial statements.

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Lake Shore Savings and Loan Association (the “Association”) is a mutually owned thrift, which is engaged primarily in the business of retail banking in Erie and Chautauqua Counties of New York State (see Note 15). Its primary deposit products are savings and term certificate accounts and its primary lending products are residential mortgages. The accounting and reporting policies of the Association, a state chartered FDIC insured association, conform to generally accepted accounting principles and to general practices within the thrift industry.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

To prepare these financial statements in conformity with generally accepted accounting principles, management of the Association made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reporting of revenue and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits and federal funds which are generally sold for one to three-day periods.

Investment Securities

Investment securities are classified as either available for sale or held to maturity. Securities held to maturity are those debt securities that the Association has the positive intent and ability to hold to maturity. All other securities are classified as available for sale.

Securities available for sale are carried at fair value with unrealized gains and losses, net of the related deferred income tax effect, excluded from earnings and reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses are determined using the specific identification method.

Securities held to maturity are recorded at cost with discounts accreted and premiums amortized to maturity using the level-yield method. If other than temporary impairment of a security exists, the carrying value of that security is written down to fair value with a charge to earnings.

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Association to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans Receivable

The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in western New York State. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans receivable that management has the intent and ability to hold until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Association is generally amortizing these amounts over the contractual life of the loan.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed in the current year. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is estimated by management and maintained at a level to provide for losses that are inherent within the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

A loan is considered impaired when, based on current information and events, it is probable that the Association will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Loan Losses (Continued)

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Association does not separately identify individual consumer and residential mortgage loans for impairment disclosures.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value for that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula. The restricted stock is carried at cost.

Premises and Equipment

Land is carried at cost. Buildings, improvements, furniture and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of assets (generally forty years for buildings and three to ten years for furniture and equipment). Leasehold improvements are amortized on the straight-line method over the lesser of the life of the improvements or the lease term.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Association, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Association does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Real Estate

Foreclosed real estate consists of property acquired in settlement of loans which are carried at the lower of cost or fair value less disposal costs. Foreclosed real estate was $86,000 and $140,000 at December 31, 2005 and 2004, respectively, and was included as a component of other assets.

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Bank Owned Life Insurance

The Association invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Association on a chosen group of employees. The Association is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in non-interest income in the statements of income (see Note 11).

Advertising Costs

The Association follows the policy of charging the costs of advertising to expense as incurred.

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Association has entered into commitments to extend credit. Such commitments are recorded in the statement of financial condition when they are funded.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
Unrealized holding losses on securities available for sale	$(1,546)	$(325)	$(782)
Reclassification adjustment for (gains) losses realized in income	—	(33)	9

Net Unrealized Losses	(1,546)	(358)	(773)
Income tax effect	572	147	271

Net of Tax Amount	$(974)	$(211)	$(502)

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), “Share-Based Payment.” Statement No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued. The revised Statement also requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. At present, the Association has not issued any stock options or other equity-based compensation.

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For Lake Shore Savings and Loan Association, the effective date will be the first quarter of fiscal 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

Restrictions on Cash and Due from Banks

The Association is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2005 and 2004 was $1,461,000 and $1,348,000, respectively.

Reclassifications

Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform with the 2005 presentation format. These reclassifications had no effect on net income.

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair value of securities are as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$3,099	$133	$(6)	$3,226
Municipal bonds	2,662	—	(28)	2,634
Mortgage-backed securities:
Collateralized mortgage obligations	48,803	1	(1,073)	47,731
Federal National Mortgage Association	7,072	1	(187)	6,886
Federal Home Loan Mortgage Corporation	15,877	—	(603)	15,274
Asset-backed securities	17,072	—	(203)	16,869
Equity securities	22	1,440	—	1,462

	$94,607	$1,575	$(2,100)	$94,082

SECURITIES HELD TO MATURITY:
U.S. Treasury bonds	$2,057	$210	$—	$2,267
Mortgage-backed securities:
Government National Mortgage Association	65	4	—	69
Federal National Mortgage Association	107	1	(1)	107
Federal Home Loan Mortgage Corporation	46	1	(1)	46

	$2,275	$216	$(2)	$2,489

Approximately 95% of the collateralized mortgage obligations at December 31, 2005 are backed by federal agencies, Freddie Mac, Fannie Mae, and Ginnie Mae. The remaining 5% are issued by private owners.

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES (CONTINUED)

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$2,118	$44	$—	$2,162
Mortgage-backed securities:
Collateralized mortgage obligations	47,306	70	(443)	46,933
Federal National Mortgage Association	9,158	53	(36)	9,175
Federal Home Loan Mortgage Corporation	19,151	12	(240)	18,923
Asset-backed securities	20,395	48	(115)	20,328
Equity securities	22	1,627	—	1,649

	$98,150	$1,854	$(834)	$99,170

SECURITIES HELD TO MATURITY:
U.S. Treasury bonds	$2,067	$129	$—	$2,196
Mortgage-backed securities:
Government National Mortgage Association	80	8	—	88
Federal National Mortgage Association	136	3	—	139
Federal Home Loan Mortgage Corporation	76	4	—	80

	$2,359	$144	$—	$2,503

Approximately 93% of the collateralized mortgage obligations at December 31, 2004 are backed by federal agencies, Freddie Mac, Fannie Mae, and Ginnie Mae. The remaining 7% are issued by private owners.

At December 31, 2005 and 2004, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation common stock.

At December 31, 2005, two asset-backed securities and one government security with a cost of $1,862,000 and fair value of $1,984,000 were pledged under a collateral agreement with the Federal Reserve for liquidity borrowing. Two mortgage-backed securities with a cost of $3,307,000 and fair value of $3,186,000 were pledged under a collateral agreement with the City of Dunkirk Housing Authority. At December 31, 2004, two asset-backed securities and one government security with a total cost of $2,205,000 and fair value of $2,317,000 were pledged under a collateral agreement with the Federal Reserve for liquidity borrowing. A mortgage-backed security with a cost of $32,000 and fair value of $33,000 was pledged under a collateral agreement with the City of Dunkirk Housing Authority.

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES (CONTINUED)

The following table sets forth the Association’s investment in securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
December 31, 2005:
Treasury bonds	$979	$(6)	$—	$—	$979	$(6)
Municipal bonds	2,465	(28)	—	—	2,465	(28)
Mortgage-backed securities	22,419	(322)	45,311	(1,543)	67,661	(1,865)
Asset-backed securities	7,531	(80)	9,338	(123)	16,869	(203)

	$33,394	$(436)	$54,649	$(1,666)	$87,974	$(2,102)

December 31, 2004:
Mortgage-backed securities	$51,485	$(523)	$7,549	$(196)	$59,034	$(719)
Asset-backed securities	14,200	(109)	744	(6)	14,944	(115)

	$65,685	$(632)	$8,293	$(202)	$73,978	$(834)

The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. At December 31, 2005, there were 37 securities in the less than twelve months category and 49 securities in the twelve months or more category. At December 31, 2004, there were 52 securities in the less than twelve months category and 8 securities in the twelve months or more category. These unrealized losses relate principally to mortgage-backed securities of FNMA and FHLMC. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. As the unrealized losses are interest rate related and management has the intent and ability to hold debt securities until maturity or market price recovery, no declines are deemed to be other than temporary.

Scheduled contractual maturities of investment securities are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
December 31, 2005:
Within one year	$—	$—	$—	$—
After one year through five years	985	979	—	—
After five years through ten years	2,259	2,233	—	—
After ten years	2,517	2,648	2,057	2,267
Mortgage-backed securities	71,752	69,891	218	222
Asset-backed securities	17,072	16,869	—	—
Equity securities	22	1,462	—	—

	$94,607	$94,082	$2,275	$2,489

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES (CONTINUED)

During the years ended December 31, 2005 and 2004, the Association sold securities available for sale for total proceeds of $-0- and $1,033,000, respectively, resulting in gross realized gains of $-0- and $33,000, respectively. During 2003, the Association sold securities available for sale for total proceeds of $2,024,000 resulting in gross realized losses of $9,000.

NOTE 4 - LOANS RECEIVABLE

Loans receivable, net consist of the following:

	December 31,
	2005	2004
	(In Thousands)
Real estate loans:
Residential, 1 - 4 family	$148,172	$142,222
Home equity	28,624	28,442
Commercial	16,827	15,310
Construction	1,635	2,463

	195,258	188,437
Commercial loans	8,264	8,615
Consumer loans	2,712	2,870

Total Loans	206,234	199,922
Allowance for loan losses	(1,240)	(1,288)
Net deferred loan costs	1,166	891

Loans Receivable, Net	$206,160	$199,525

An analysis of changes in the allowance for loan losses is as follows:

	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
Balance, beginning	$1,288	$1,293	$1,217
Provision for loan losses	20	267	345
Charge-offs	(83)	(304)	(275)
Recoveries	15	32	6

Balance, ending	$1,240	$1,288	$1,293

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - LOANS RECEIVABLE (CONTINUED)

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
	2005	2004	2003
	(In Thousands)
Impaired loans with no valuation allowance	$103	$—	$—
Impaired loans with a valuation allowance	—	—	320

Total Impaired Loans	$103	$—	$320

Valuation allowance allocated to impaired loans	$—	$—	$187

Average investment in impaired loans	$103	$—	$328

Interest income recognized on impaired loans on a cash basis	$10	$—	$—

Nonaccrual loans	$433	$142	$584
Loans past due 90 days or more and still accruing interest	929	650	468

Total Nonperforming Loans	$1,362	$792	$1,052

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

Residential real estate loans serviced for others by the Association totaled $15,307,000 and $18,017,000 at December 31, 2005 and 2004, respectively.

At December 31, 2005 and 2004, loans to directors and executive officers and their affiliated entities in excess of $60,000 totaled $2,733,000 and $2,871,000, respectively. During the year ended December 31, 2005, total principal additions were $111,000 and total principal payments were $249,000. Furthermore, director retirements in 2004 resulted in the decline of total principal of $78,000.

At December 31, 2005, there were approximately $97,997,000 of one to four family residential real estate loans pledged as collateral for advances from the Federal Home Loan Bank.

Substantially all of the Association’s loans are in western New York State and, accordingly, the ultimate collectibility of a substantial portion of the loans are susceptible to changes in market conditions in this primary market area.

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2005	2004
	(In Thousands)
Land	$658	$658
Buildings and improvements	7,263	6,019
Furniture and equipment	3,180	3,385

	11,101	10,062
Accumulated depreciation	(3,448)	(3,417)

	$7,653	$6,645

Depreciation and amortization of premises and equipment amounted to $618,000, $607,000 and $445,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in occupancy and equipment expense in the accompanying statements of income.

NOTE 6 - OTHER ASSETS

Included within other assets is an investment in a limited liability company. Effective November 1, 2002, the Association and Young Title Agency established Lake Shore Title & Abstract, LLC, a New York Limited Liability Company with the purpose of engaging in the business of all core title services in connection with real estate transactions. The Association made an investment of $1,000 in 2002 for its 50% ownership interest. The Association recorded income of $1,000, $22,000 and $62,000 in the years ended December 31, 2005, 2004 and 2003, respectively. The investment and related income are accounted for under the equity method.

NOTE 7 - DEPOSITS

Deposits consist of the following:

	December 31,
	2005		2004
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars In Thousands)
Demand deposits:
Non-interest bearing	$13,809	—%	$11,208	—%
Interest bearing	41,443	0.52	39,488	0.33
Money market accounts	27,949	0.92	30,765	0.93
Savings accounts	27,871	0.50	30,007	0.50
Time deposits	139,818	3.39	132,086	2.57

	$250,890	2.26%	$243,554	1.71%

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - DEPOSITS (CONTINUED)

Scheduled maturities of time deposits at December 31, 2005 are as follows (in thousands):

2006	$94,793
2007	33,656
2008	9,767
2009	1,119
2010	226
Thereafter	257

$139,818

Time deposits in amounts of $100,000 or more amounted to $30,625,000 and $29,312,000 at December 31, 2005 and 2004, respectively. Deposit account balances in excess of $100,000 are not federally insured.

Interest expense on deposits was as follows:

	Years Ended December 31,
	2005	2004
	(In Thousands)
Interest bearing checking accounts	$152	$110
Money market accounts	268	275
Savings accounts	151	159
Time deposits	3,945	3,130

	$4,516	$3,674

At December 31, 2005 and 2004, deposits of directors and executive officers totaled $1,267,000 and $1,112,000, respectively.

NOTE 8 - BORROWINGS

At December 31, 2005 and 2004, the Association had short-term borrowings from the Federal Home Loan Bank of New York of $11,205,000 and $11,725,000, respectively. The short-term borrowings at December 31, 2005 had fixed rates of interest ranging from 4.34% and 4.47% and mature within one year. The weighted average interest rate was 4.41% and 2.30% as of December 31, 2005 and 2004, respectively.

At December 31, 2005 and 2004, the Association had an unsecured line of credit with the Federal Home Loan Bank of $23,449,000 and $15,699,000, respectively, which bears interest at an adjustable rate and provides a secondary funding source for real estate lending, liquidity, and asset/liability management. This renewable facility expires on July 31, 2006. The Association also has a $23,449,000 unsecured stand-by line of credit with the Federal Home Loan Bank. The Association had no outstanding borrowings on either line at December 31, 2005 and 2004.

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - BORROWINGS (CONTINUED)

Long-term debt from the Federal Home Loan Bank of New York consisted of the following:

	Interest	December 31,
Maturity	Rate	2005	2004
		(Dollars In Thousands)
August 8, 2005	2.06%	$—	$1,000
October 31, 2005	2.24%	—	1,000
November 8, 2005	2.74%	—	1,000
November 21, 2005	2.29%	—	1,000
January 23, 2006	2.01%	1,000	1,000
April 12, 2006	2.30%	600	600
April 17, 2006	2.48%	500	500
April 19, 2006	2.41%	500	500
August 7, 2006	3.15%	1,000	1,000
August 8, 2006	2.64%	1,000	1,000
October 30, 2006	2.86%	1,000	1,000
November 8, 2006	3.15%	1,000	1,000
November 20, 2006	2.88%	1,000	1,000
January 23, 2007	2.59%	1,000	1,000
August 6, 2007	3.62%	1,000	1,000
August 8, 2007	3.22%	2,000	2,000
October 29, 2007	3.34%	1,000	1,000
November 8, 2007	3.48%	1,000	1,000
November 19, 2007	3.36%	1,000	1,000
January 23, 2008	3.08%	2,000	2,000
August 5, 2008	4.01%	1,000	1,000
August 8, 2008	3.63%	2,000	2,000
September 17, 2008	3.66%	1,000	1,000
October 29, 2008	3.77%	2,000	2,000
November 10, 2008	3.85%	1,000	1,000
November 19, 2008	3.74%	1,000	1,000
January 23, 2009	3.45%	1,000	1,000
September 17, 2009	3.92%	2,000	2,000
October 29, 2009	4.15%	2,000	2,000
November 9, 2009	4.18%	1,000	1,000
November 19, 2009	4.08%	1,000	1,000
November 8, 2010	4.42%	500	500
November 19, 2010	4.39%	1,000	1,000
November 8, 2011	4.60%	500	500
November 21, 2011	4.57%	1,000	1,000
Strip borrowings:
Matures on a quarterly basis through May 14, 2012	Rates vary from 6.26% through 6.32%	1,600	2,000
Matures on a quarterly basis through August 1, 2011	Rates vary from 5.47% to 6.55%	1,280	1,660

		$37,480	$42,260

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - BORROWINGS (CONTINUED)

Contractual maturities of long-term debt at December 31, 2005 are as follows (in thousands):

2006	$8,230
2007	7,510
2008	10,480
2009	7,460
2010	1,890
Thereafter	1,910

$37,480

NOTE 9 - LEASE OBLIGATIONS

The Association is committed under several long-term operating leases which provide for minimum lease payments. Certain leases contain options for renewal. Total rental expense under these operating leases amounted to $83,000, $78,000 and $78,000 as of December 31, 2005, 2004 and 2003, respectively.

The Association is also committed under a long-term capital lease with an outstanding balance of $320,000 and $373,000 as of December 31, 2005 and 2004, respectively (included in other liabilities), having a remaining term of 12 years at December 31, 2005. Assets related to the capital lease are included in premises and equipment and consist of the fair value of $400,000 less accumulated amortization of approximately $80,000 and $53,000 at December 31, 2005 and 2004, respectively.

The Association committed to another long-term capital lease during December 2005. The outstanding balance (included in other liabilities) at December 31, 2005 was $1,063,000 and the remaining term was 23 years. Assets related to the capital lease are included in premises and equipment and consist of the fair value of $1,067,000 less accumulated amortization of $4,000 at December 31, 2005.

Minimum future lease payments for the operating and capital leases at December 31, 2005 are as follows:

	Operating Leases	Capital Lease
	(In Thousands)
2006	$87	$141
2007	86	141
2008	80	145
2009	79	152
2010	82	152
Thereafter	434	2,541

Total Minimum Lease Payments	$848	$3,272

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The provision for income taxes consists of the following:

	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
Current, federal	$667	$959	$663

Deferred:
Federal	205	(57)	24
State	81	—	57

	286	(57)	81

	$953	$902	$744

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income is as follows:

	Years Ended December 31,
	2005	2004	2003
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	1.8	—	1.7
Life insurance income	(2.3)	(2.2)	(3.4)
Other	(1.8)	(2.5)	0.8

	31.7%	29.3%	33.1%

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(In Thousands)
Deferred tax assets:
Deferred compensation	$760	$892
Allowance for loan losses	221	273
Other	—	63
Unrealized losses on securities available for sale	194	—

Total Deferred Tax Assets	1,175	1,228

Deferred tax liabilities:
Unrealized gains on securities available for sale	—	(378)
Depreciation	(374)	(412)
Deferred loan origination costs	(431)	(329)
Unrealized gains on deferred compensation investment	—	(55)
Other	(30)	—

Total Deferred Tax Liabilities	(835)	(1,174)

Net Deferred Tax Asset	$340	$54

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on estimates of the scheduled reversal of deferred tax liabilities and projections for future taxable income, management expects to fully realize the benefits of those deductible differences.

For the tax years prior to 1996, under the Internal Revenue Code, a special bad debt deduction for additions to the Association’s tax bad debt reserves was allowed. However, federal legislation enacted in 1996 eliminated this reserve method. For tax years beginning after January 1, 1996, the Association is only permitted to take deductions for bad debts for federal tax purposes determined based upon the experience method. This legislation also required that the Association recapture into taxable income the portion of existing tax bad debt reserves created in the years beginning after December 31, 1987 over a six-year period which ended in 2003.

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (CONTINUED)

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Association fail to meet certain qualifying asset and definition tests. The 1996 federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Association make certain non-dividend distributions or cease to maintain a thrift or bank charter. Management has no intention of taking any such actions. At December 31, 2005 and 2004, the Association’s total pre-1988 tax bad debt reserve was $2,240,000. This reserve reflects the cumulative effect of federal tax deductions by the Association for which no federal income tax provision has been made.

Provided the Association continues to satisfy certain definitional tests and other conditions for New York State income tax purposes, the Association is permitted to continue to take special reserve method bad debt deductions. The deductible annual addition to the state reserve may be computed using a specific formula based on the Association’s loss history (“Experience Method”) or a statutory percentage equal to 32% of the Association’s New York State taxable income. The Association used the percentage method in 2005, 2004 and 2003.

NOTE 11 - EMPLOYEE AND DIRECTOR BENEFIT PLANS

The Association maintains a 401(k) savings plan covering employees who have completed nine months of service and attained age 21. Participants may make contributions to the Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations. The Association contributes a matching contribution equal to 40% of the participant salary deferral up to 6% of compensation. The Association may also make a discretionary profit sharing contribution which is allocated among all eligible employees. The Association’s expense for the 401(k) plan for the years ended December 31, 2005, 2004 and 2003 was $316,000, $297,000, and $255,000, respectively.

Effective October 1, 1999, the Association initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan. Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Although the plans are unfunded, the Association has set aside bank owned life insurance for the purpose of funding the liability. The cash surrender value of bank owned life insurance amounted to $5,725,000 and $5,520,000 at December 31, 2005 and 2004, respectively. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries. The Association had a liability under such plans of $1,384,000 and $1,211,000 at December 31, 2005 and 2004, respectively This liability was calculated using an assumed discount rate of 7% in 2005 and 2004.

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - EMPLOYEE AND DIRECTOR BENEFIT PLANS (CONTINUED)

Effective October 1, 2001, the Association initiated an additional non-qualified Executive Supplemental Benefit Plan and a non-qualified Director’s Supplemental Benefit Plan. Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Under the Plan Agreement, the Association can set aside assets to fund the liability which will be subject to claims of the Association’s creditors upon liquidation of the Association. At December 31, 2005 and 2004, the Association has set aside U.S. Treasury bonds with an amortized cost of $2,057,000 and $2,067,000, which are included in held to maturity investment securities in the accompanying statements of financial condition. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Vesting requirements are based on length of service and upon reaching the vesting requirements, the predefined benefits are guaranteed to continue at the full amounts to the designated beneficiaries in the event of death. The Association had a liability under such plans of $680,000 and $533,000 at December 31, 2005 and 2004, respectively. This liability was calculated using an assumed discount rate of 5.75% in 2005 and 2004.

The Association’s expense for the non-qualified Executive Supplemental Benefit Plans and non-qualified Directors Supplemental Benefit Plans for the years ended December 31, 2005, 2004 and 2003 was $386,000, $427,000 and $433,000, respectively.

The Association also provided a deferred compensation plan for its directors that allowed the directors to elect to defer all or a portion of their compensation and allocate such awards to achieve a rate of return based on several investment options. The Association had chosen to separately invest in the investment options specified by the directors. On October 11, 2005, based on the recommendation of the Board’s Compensation Committee, the Board of Directors approved the termination of the Bank’s deferred compensation plan. This resulted in the accrued benefits under this plan to be distributed to the participants. As a result of terminating this plan, the participants will lose the tax benefit of deferring compensation. The plan was terminated on November 16, 2005 and disbursements to the participants were paid in cash. As indicated above, the Association had chosen to separately invest the deferred compensation in the investment options specified by the participants. These investments were fully liquidated on November 16, 2005, as part of the plan termination. The Association had a liability under this plan of $665,000 at December 31, 2004. The Association’s net expense for the deferred compensation plan for the years ended December 31, 2005, 2004, and 2003 was $59,000, $77,000 and $148,000, respectively. The expense includes the amount of unrealized gain or loss recognized on the market value of the investment options for the period indicated.

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of the Association’s financial instruments are as follows:

	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$12,053	$12,053	$11,577	$11,577
Securities available for sale	94,082	94,082	99,170	99,170
Securities held to maturity	2,275	2,489	2,359	2,503
Federal Home Loan Bank stock	2,716	2,716	2,709	2,709
Loans receivable	206,160	204,777	199,525	202,712
Accrued interest receivable	1,274	1,274	1,195	1,195
Financial liabilities:
Deposits	250,890	249,587	243,554	243,183
Short-term borrowings	11,205	11,205	11,725	11,725
Long-term debt	37,480	36,828	42,260	42,103
Accrued interest payable	166	166	160	160
Off-balance-sheet financial instruments	—	—	—	—

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in these estimates. Fair value methods and assumptions are set forth below for each type of financial instrument.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument, including judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Cash and Cash Equivalents

The carrying amount approximates the fair value because the instruments mature in 90 days or less.

Securities

The fair values are based on quoted market prices supplied by the Association’s custody agent and investment broker.

Federal Home Loan Bank Stock

The carrying amount of Federal Home Loan Bank stock approximates fair value.

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and payable approximates fair value.

Loans Receivable

The fair value of performing variable rate loans that reprice frequently approximates carrying value. The fair value of fixed-rate performing loans is calculated by discounting scheduled cash flows through the estimated maturity using the Association’s current origination rates. The estimate of maturity is based on the Association’s contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions. Fair value for significant nonperforming loans is based on carrying value which does not exceed recent external appraisals of any underlying collateral.

Deposits

The fair value of deposits with no stated maturity, such as savings, money market and checking, is the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows at current rates of interest for similar borrowings using rates currently offered for deposits of similar remaining maturities.

Borrowings

The fair value of advances from the Federal Home Loan Bank was calculated by discounting scheduled cash flows at current rates of interest for similar borrowings through maturity of such instruments.

Off-Balance Sheet Financial Instruments

Fair values for the Association’s off-balance sheet financial instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

NOTE 13 - REGULATORY CAPITAL REQUIREMENTS

The Association is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Association’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk weighted assets, tangible equity to tangible assets and Tier 1 capital to adjusted total assets. Management believes, as of December 31, 2005, that the Association meets all capital adequacy requirements to which it is subject.

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 13 - REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The most recent notification from the Federal banking agencies categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Association’s category.

The Association’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2005:
Total capital (to risk-weighted assets)	$30,209	17.06%	$	≥14,166	≥8.0%	$	≥17,708	≥10.0%
Tier 1 capital (to adjusted total assets)	28,326	8.47		≥13,380	≥4.0		≥16,725	≥ 5.0
Tangible equity (to tangible assets)	28,326	8.47		≥ 5,018	≥1.5		N/A	N/A
Tier 1 capital (to risk-weighted assets)	28,326	16.00		N/A	N/A		≥10,625	≥ 6.0
As of December 31, 2004:
Total capital (to risk-weighted assets)	$28,288	16.34%	$	≥13,847	≥8.0%	$	≥17,309	≥10.0%
Tier 1 capital (to adjusted total assets)	26,272	7.99		≥13,156	≥4.0		≥16,445	≥ 5.0
Tangible equity (to tangible assets)	26,272	7.99		≥ 4,933	≥1.5		N/A	N/A
Tier 1 capital (to risk-weighted assets)	26,272	15.18		N/A	N/A		≥10,385	≥ 6.0

Following is a reconciliation of the Association’s GAAP capital to regulatory Tier 1 capital at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(In Thousands)
GAAP (Equity) Capital	$27,995	$26,915
Plus: Unrealized (gains) losses on securities available for sale, net of tax	331	(643)

Tier 1 Capital	28,326	26,272
Plus: Allowance for loan losses	1,240	1,288
Allowed unrealized gain on securities available for sale	648	732
Less: Other investments required to be deducted	5	4

Total Capital	$30,209	$28,288

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS TO EXTEND CREDIT

The Association has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition.

The Association’s exposure to credit loss is represented by the contractual amount of these commitments. The Association follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding:

	Contract Amount
	December 31,
	2005	2004
	(In Thousands)
Commitments to grant loans	$5,995	$3,969
Unfunded commitments under lines of credit	20,097	19,224

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Association, is based on management’s credit evaluation of the customer. At December 31, 2005 and 2004, the Association’s fixed rate loan commitments totaled $991,000 and $1,166,000, respectively. The range of interest rates on these fixed rate commitments was 5.625% to 8.250% at December 31 2005 and 2004, respectively.

NOTE 15 - PLAN OF CONVERSION AND REORGANIZATION

On August 9, 2005, the Board of Directors of Lake Shore Savings and Loan Association approved a plan of conversion whereby Lake Shore Bancorp, Inc. is offering common stock for sale in connection with the reorganization of Lake Shore Savings and Loan Association into the mutual holding company form of organization. The shares to be offered for sale represent 45% of the to-be outstanding common stock of Lake Shore Bancorp. In connection with the reorganization, Lake Shore Savings and Loan Association will convert its New York State mutual savings and loan charter to a Federal stock savings bank charter and change its name to Lake Shore Savings Bank. In addition, Lake Shore Savings Bank will form Lake Shore Bancorp to own 100% of Lake Shore Savings as part of the reorganization. Lake Shore, MHC, the federally-chartered mutual holding company to be formed by Lake Shore Savings, will own 55% of the outstanding common stock of Lake Shore Bancorp.

Conversion costs will be deferred and reduce the proceeds from the shares sold in the conversion. If the conversion is not completed, all costs will be expensed. As of December 31, 2005, the total costs incurred, $889,000, have been deferred.

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

NOTE 15 - PLAN OF CONVERSION AND REORGANIZATION (CONTINUED)

As part of the Conversion, the Bank intends to enter into change of control agreements with certain executive officers. In addition, as part of the Conversion, the Bank intends to implement a severance plan, employee stock ownership plan, stock option plan and other benefit and salary continuation plans for directors, officers and employees.

Effective as of the re-organization date, Lake Shore Bancorp and Lake Shore Savings Bank will each enter into parallel employment agreements with Mr. David C. Mancuso to secure his services as President and Chief Executive Officer. The employment agreements have a fixed term of three years and may be renewed annually after a review of the executive’s performance. These agreements provide for a minimum annual salary of $213,550, discretionary cash bonuses, and participation on generally applicable terms and conditions in other compensation and fringe benefit plans. The agreements also guarantee customary corporate indemnification and error and omissions insurance coverage throughout the employment term and for six years after termination.