Form 10-Q
period 2006-03-31
Lake Shore Bancorp, Inc.
filed 2006-05-15
CIK 1341318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51821

LAKE SHORE BANCORP, INC.

(Exact name of registrant as specified in its character)

United States	20-4729288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

125 East Fourth Street, Dunkirk, New York	14048
(Address of principal executive offices)	(Zip code)

(716) 366-4070

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large	Accelerated Filer ☐ Accelerated Filer ☐ Non Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock ($0.01 par value) 6,612,500 outstanding shares as of April 30, 2006.

PART I

Item 1. Financial Statements

LAKE SHORE SAVINGS And LOAN ASSOCIATION

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2006	December 31, 2005
	(Unaudited)
	(Dollars In Thousands)
ASSETS
Cash and due from banks	$7,722	$10,886
Interest bearing deposits	3,212	375
Federal funds sold	44,227	792

Cash and Cash Equivalents	55,161	12,053

Securities available for sale	98,949	94,082
Securities held to maturity, fair value as of March 31, 2006 $2,316; and December 31, 2005 $2,489;	2,236	2,275
Federal Home Loan Bank stock, at cost	3,076	2,716
Loans receivable, net of allowance for loan losses as of March 31, 2006 $1,179; and December 31, 2005 $1,240	205,353	206,160
Premises and equipment, net	7,586	7,653
Accrued interest receivable	1,270	1,274
Bank owned life insurance	5,770	5,725
Other assets	2,693	1,786

Total Assets	$382,094	$333,724

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Interest bearing	$237,010	$237,081
Non-interest bearing	54,521	13,809

Total Deposits	291,531	250,890

Short-term borrowings	16,875	11,205
Long-term debt	39,800	37,480
Advances from borrowers for taxes and insurance	1,737	2,432
Other liabilities	4,346	3,722

Total Liabilities	354,289	305,729

COMMITMENTS AND CONTINGENCIES

EQUITY
Retained earnings	28,642	28,326
Accumulated other comprehensive loss	(837)	(331)

Total Equity	27,805	27,995

Total Liabilities and Equity	$382,094	$333,724

LAKE SHORE SAVINGS and LOAN ASSOCIATION

STATEMENTS OF INCOME

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
	(In Thousands)
INTEREST INCOME
Loans, including fees	$3,096	$2,860
Investment securities, taxable	1,066	976
Other	107	16

Total Interest Income	4,269	3,852

INTEREST EXPENSE
Deposits	1,338	990
Short-term borrowings	195	65
Long-term debt	347	376
Other	40	15

Total Interest Expense	1,920	1,446

Net Interest Income	2,349	2,406

PROVISION FOR LOAN LOSSES	—	20

Net Interest Income after Provision for Loan Losses	2,349	2,386

NON-INTEREST INCOME
Service charges and fees	320	344
Earnings on bank owned life insurance	45	50
Other	26	16

Total Non-Interest Income	391	410

NON-INTEREST EXPENSES
Salaries and employee benefits	1,243	1,158
Occupancy and equipment	374	336
Data processing	110	102
Advertising	68	60
Postage and supplies	88	81
Professional services	184	117
Other	206	228

Total Non-Interest Expenses	2,273	2,082

Income before Income Taxes	467	714

INCOME TAXES	151	193

Net Income	$316	$521

LAKE SHORE SAVINGS and LOAN ASSOCIATION

STATEMENTS OF EQUITY

Three Months Ended March 31, 2006 and 2005

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
BALANCE - DECEMBER 31, 2004	$26,272	$643	$26,915

Comprehensive income:
Net income	521	—	521
Change in unrealized net gains on securities available for sale, net of tax and reclassification adjustment	—	(769)	(769)

Total Comprehensive Loss			(248)

BALANCE - MARCH 31, 2005	$26,793	$(126)	$26,667

BALANCE - DECEMBER 31, 2005	28,326	(331)	27,995

Comprehensive income:
Net income	316	—	316
Change in unrealized net losses on securities available for sale, net of tax and reclassification adjustment	—	(506)	(506)

Total Comprehensive Loss			(190)

BALANCE – MARCH 31, 2006	$28,642	$(837)	$27,805

LAKE SHORE SAVINGS and LOAN ASSOCIATION

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$316	$521
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales of loans	(1)	—
Net amortization (accretion) of investment securities	5	16
Provision for loan losses	—	20
Depreciation and amortization	174	151
Deferred income tax benefit	(114)	(113)
Earnings on bank owned life insurance	(45)	(50)
Decrease in accrued interest receivable	4	53
Increase in other assets	(433)	(145)
Increase in other liabilities	624	1,322

Net Cash Provided by Operating Activities	530	1,775

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Maturities, prepayments and calls	4,751	5,390
Purchases	(10,427)	(3,437)
Activity in held to maturity securities:
Maturities, prepayments and calls	39	11
Purchases of Federal Home Loan Bank Stock	(413)	—
Redemptions of Federal Home Loan Bank Stock	53	70
Proceeds from sales of loans	122	34
Loan origination and principal collections, net	634	665
Additions to premises and equipment	(117)	(132)

Net Cash Provided by Investing Activities	(5,358)	2,601

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	40,641	(1,200)
Net decrease in advances from borrowers for taxes and insurance	(695)	(694)
Net increase (decrease) in short-term borrowings	5,670	(1,100)
Proceeds from issuance of long-term debt	3,500	—
Repayment of long-term debt	(1,180)	(204)

Net Cash Provided by Financing Activities	47,936	(3,198)

Net Increase (Decrease) in Cash and Cash Equivalents	43,108	1,178

CASH AND CASH EQUIVALENTS - BEGINNING	12,053	11,577

CASH AND CASH EQUIVALENTS – ENDING	$55,161	$12,755

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,843	$1,434

Income taxes paid	$—	$—

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$73	$45

LAKE SHORE SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Lake Shore Savings and Loan Association.

The interim financial statements included herein as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared by the Bank, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements included in Lake Shore Bancorp, Inc.’s Form 10-K for the period ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2006.

To prepare these financial statements in conformity with generally accepted accounting principles, management of the Bank made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reporting of revenue and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

NOTE 2 – STOCK OFFERING

Lake Shore Bancorp, Inc. completed its initial public stock offering on April 3, 2006. Prior to that time, Lake Shore Savings and Loan Association was a mutual savings and loan association. Consequently, the information herein does not contain any per share information. Lake Shore Bancorp sold 2,975,625 shares, or 45% of its outstanding common stock, to subscribers in the offering. Lake Shore, MHC, the federally-chartered mutual holding company holds 3,636,875 shares, or 55% of the outstanding common stock. Net proceeds from the offering were approximately $27.7 million. Refer to Note 6 – Subsequent Event for more information.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), “Shared-Based Payment.” Statement No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued. The revised Statement also requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. At present, the Bank has not issued any stock options or other equity-based compensation.

In February 2006, the FASB issued FASB Staff Position No. FAS 123 (R) –4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the

Occurrence of a Contingent Event.” This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123R. At present, the Bank has not issued any stock options or other equity-based compensation.

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 11501 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting period beginning after December 15, 2005 with earlier application permitted. For the Bank, the effective date was the first quarter of fiscal 2006. The adoption of this accounting principle did not have a significant impact on our financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Bank will be as of the beginning of fiscal year 2007. The Bank does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

Note 4 – COMPREHENSIVE LOSS

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

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
	(In Thousands)
Unrealized holding losses on securities available for sale	$(804)	$(1,220)
Reclassification adjustment for (gains) losses realized in income	—	—

Net Unrealized Losses	(804)	(1,220)

Income tax effect	298	451

Net of Tax Amount	$(506)	$(769)

NOTE 5 - COMMITMENTS TO EXTEND CREDIT

The Bank has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition.

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding:

	Contract Amount
	March 31, 2006	December 31, 2005
	(Unaudited)
	(In Thousands)
Commitments to grant loans	$5,167	$5,995
Unfunded commitments under lines of credit	20,546	20,097

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer. At March 31, 2006 and December 31, 2005, the Bank’s fixed rate loan commitments totaled $2.5 million and $991,000, respectively. The range of interest rates on these fixed rate commitments was 5.3% to 6.9% at March 31, 2006.

NOTE 6 – SUBSEQUENT EVENT

Effective April 3, 2006, Lake Shore Savings and Loan Association completed its plan of reorganization from a mutual savings and loan association into the federal mutual holding company form of organization and Lake Shore Bancorp completed its public offering of common stock. Lake Shore, MHC (a federally-chartered mutual holding company) owns 3,636,875 shares, or 55%, of the outstanding shares of common stock of Lake Shore Bancorp, Inc. and Lake Shore Bancorp, Inc. owns 100% of the common stock of Lake Shore Savings Bank.

2,975,625 shares of Lake Shore Bancorp, Inc. common stock were sold to eligible subscribers in a registered stock offering, and the remaining 3,636,875 shares were issued to Lake Shore, MHC.

As of March 31, 2006, $44.1 million in cash had been received in connection with subscriptions related to the stock offering. $40.1 million of these funds were deposited in a non-interest bearing deposit account at Lake Shore Savings, and the cash was invested in federal funds sold. The remaining $4.0 million was held in savings accounts, as instructed by the subscribers, until completion of the transaction. The offering was oversubscribed by $14.4 million, including interest earned on cash deposited, which was refunded to stock subscribers on April 3, 2006.

Net proceeds from the stock offering amounted to approximately $ 27.7 million. One half of the proceeds have been retained by Lake Shore Bancorp, Inc. The remaining proceeds have been contributed to Lake Shore Savings Bank. Lake Shore Bancorp, Inc. utilized $2.5 million of the proceeds to extend a loan to an employee stock ownership plan (the “Plan”). In turn, as of April 13, 2006, the Plan had used $2.5 million in loan proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share. As a result of the purchase of shares by the Plan, total stockholders’ equity of Lake Shore Bancorp, Inc. was reduced by $2.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be identified by words such as “believe,” “will,” “expect,” “project,” “may,” “could,” “anticipate,” “estimate,” “intend,” “plan,” “targets” and similar expressions. These statements are based upon our current beliefs and expectations and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements as a result of numerous factors.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

•	general and local economic conditions;

•	changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values and competition;

•	the ability of our customers to make loan payments;

•	our ability to continue to control costs and expenses;

•	our ability to effectively deploy the capital raised in our April 2006 initial public offering;

•	changes in accounting principles, policies or guidelines;

•	our success in managing the risks involved in our business;

•	inflation, and market and monetary fluctuations;

•	changes in legislation or regulation; and

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may differ from actual outcomes. They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed. We undertake no obligation to publicly update any forward looking statement, whether as a result of new information, future events or otherwise.

Overview

Lake Shore Savings and Loan Association completed its reorganization from a New York State-chartered mutual savings and loan association into the federal mutual holding company form of organization on April 3, 2006. In connection with the reorganization, Lake Shore Savings and Loan Association changed its name to Lake Shore Savings Bank. When used herein, the name “Lake Shore Savings” refers to either Lake Shore Savings and Loan Association or Lake Shore Savings Bank, as context requires.

As of the date of this Quarterly Report on Form 10-Q, Lake Shore Bancorp, Inc. had not engaged in any business. As part of the reorganization, Lake Shore Bancorp was organized as a federally-chartered corporation, registered as a savings and loan holding company with the Office of Thrift Supervision.

Lake Shore Savings became a wholly-owned subsidiary of Lake Shore Bancorp. In connection with the reorganization, Lake Shore Bancorp sold 2,975,625 shares of its common stock to the public, representing 45% of its outstanding shares, at a price of $10.00 per share. The remaining 3,636,875 shares, or 55% of its outstanding shares, were issued to Lake Shore, MHC. Lake Shore, MHC, a federal mutual holding company registered as a savings and loan holding company with the OTS, was formed as part of the reorganization.

The following discussion and analysis is presented to assist in the understanding and evaluation of Lake Shore Savings financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our financial condition as of March 31, 2006 compared to the financial condition as of December 31, 2005 and the results of operations for the three months ended March 31, 2006 and 2005. As described above and more fully disclosed in Notes 2 and 6 to the Financial Statements, the reorganization of Lake Shore Savings and initial public offering of common stock of Lake Shore Bancorp, were completed on April 3, 2006. Thus, the following discussion and analysis reflect the financial condition and results of operations of Lake Shore Savings, as a stand-alone entity.

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

Branching. In 2003, we opened new branch offices in Orchard Park and East Amherst, New York. These new offices have generated deposits of $29.9 million and $19.1 million as of March 31, 2006, respectively. We opened an additional new branch office in Hamburg, New York in December 2005. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield, in Chautauqua County, New York and in East Amherst, Hamburg and Orchard Park in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County which is a critical component of our future profitability and growth.

Our People. A large part of our success is related to customer service and customer satisfaction. Having employees who understand and value our clientele and their business is a key component to our success. We believe that our present staff is one of our competitive strengths and thus the retention of such persons and our ability to continue to attract high quality personnel are high priorities.

Residential Mortgage and Other Lending. Historically, our lending portfolio has been composed predominantly of residential mortgage loans. At March 31, 2006 and December 31, 2005, we held $147.7 million and $148.2 million of residential mortgage loans, respectively, which constituted 71.9% and 71.8% of our total loan portfolio, at such respective dates. Due to the historically low interest rates in recent past years, we experienced an increase of mortgage lending and refinancing in 2003 and 2002. Mortgage lending and refinancing has slowed in the past two years as interest rates have risen and the competition for residential mortgage loans, which had previously increased to meet the higher number of loans being generated and refinanced, remained strong. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At March 31, 2006 and December 31, 2005, our commercial real estate loan portfolio consisted of loans totaling $17.2 million and $16.8 million respectively, or 8.4% and 8.2%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At March 31, 2006 and December 31, 2005, our commercial loan portfolio consisted of loans totaling $8.7 million and $8.3 million, respectively, or 4.2% and 4.0%, respectively, of total loans. Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans. We will sell loans when appropriate and will retain servicing rights to those loans. We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent. Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. At March 31, 2006 and December 31, 2005, our investment securities totaled $104.3 million and $99.1 million, respectively. Investment securities available for sale, which constituted approximately 95% of investment securities at March 31, 2006 and December 31, 2005, totaled $98.9 and $94.1 million at March 31, 2006 and December 31, 2005, respectively.

Flattening Yield Curve. As with all community banks, we face a challenge in monitoring our interest rate risk with a “flattening yield curve.” Banks generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. Banks try to match interest-earning assets and interest-paying liabilities against one another. As the Federal Reserve Board has increased the federal funds rate, short-term interest rates have risen; however, long-term rates, which are generally responsive to the bond market, have not been increasing, and have even decreased. Thus, the margin between interest earning assets and interest bearing liabilities is shrinking, resulting in reduced net interest income. Our strategy of maintaining and increasing our interest income in a flattening yield curve environment is two-fold. First, we seek protection by locking in lower long-term rates with advances from the Federal Home Loan Bank of New York. At March 31, 2006 and December 31, 2005, we had total Federal Home Loan Bank borrowings of $56.7 million and $48.7 million with average interest rates of 4.13% and 3.85%, respectively. Second, we have engaged a third party financial advisor to assist us in investing such borrowed funds in attractive permissible investment securities. At March 31, 2006 and December 31, 2005, we had $98.9 million and $94.1 million in investment in securities available for sale, respectively, the majority of which are mortgage-backed or asset backed securities.

Expected Increases In Non-interest Expenses. As a result of our reorganization and offering, our non-interest expenses will increase.

•	To have publicly-traded common stock, Lake Shore Bancorp was required to register as a public company with the Securities and Exchange Commission and under the Securities and Exchange Act of 1934, as amended, and became subject to periodic reporting requirements, associated disclosure controls and procedures, and internal control over financial reporting standards. It is expected that in complying with these requirements, we will incur additional costs in preparing the necessary filings. Lake Shore Bancorp’s common stock is quoted on the Nasdaq National Market. To maintain this listing we must pay fees. Additionally, we have retained a stock transfer agent and will incur miscellaneous operating expenses such as stockholder communications expenses, all of which are new and recurring costs.

•	As part of the reorganization, Lake Shore Savings converted from a New York State-chartered mutual savings and loan association to a federal stock savings bank. Lake Shore Bancorp and Lake Shore, MHC also have federal charters. As a result, the Office of Thrift Supervision is the primary federal regulator for all three entities. As a state-chartered savings and loan association, Lake Shore Savings had been subject to the regulation of and assessments by each of the New York State Banking Department, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. We expect cost savings by having the Office of Thrift Supervision as our primary regulator; however, these cost savings may be diminished by having three regulated entities rather than just a mutual savings bank.

•	As part of the reorganization and offering, Lake Shore Bancorp made a loan to an employee stock ownership plan to purchase up to 8% of the shares sold in the offering. In addition, no earlier than six months after the closing of the offering, subject to stockholder approval, we plan to reserve for issuance up to 1.96% and 4.90% of the shares outstanding after the offering for a management recognition plan and a stock option plan, respectively. The funding of each of these intentions will cause Lake Shore Bancorp to recognize additional expenses on a consolidated basis.

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

These critical policies and their application are reviewed periodically by the Audit Committee and the Board of Directors. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in the notes to the financial statements of the Bank’s audited financial statements included in Form 10-K for the year ended December 31, 2005 to better understand how our financial performance is reported.

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

Average Balances, Interest and Average Yields. The following table sets forth certain information relating to our average balance sheets and reflects the average yield on interest-earnings assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual loans. Interest income on securities does not include a tax equivalent adjustment for bank qualified municipals.

	At March 31, 2006		For the Three Months ended March 31, 2006			For the Three Months ended March 31, 2005
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold & other interest-bearing deposits	$47,439	4.53%	$11,184	107	3.83%	$4,393	$16	1.46%
Securities	104,261	4.09%	103,263	1,066	4.13%	103,221	976	3.78%
Loans	205,353	6.03%	205,445	3,096	6.03%	198,992	2,860	5.75%

Total interest-earning assets	357,053	4.78%	319,892	4,269	5.34%	306,606	3,852	5.03%
Other assets	25,041		23,804			20,508

Total assets	$382,094		$343,696			$327,114

Interest-bearing liabilities:
Demand and NOW accounts	$38,042	0.46%	$37,392	44	0.47%	$36,621	29	0.31%
Money market accounts	26,640	0.93%	27,375	62	0.91%	31,149	70	0.90%
Savings accounts	29,046	0.48%	28,190	35	0.50%	30,049	37	0.49%
Time deposits	143,282	3.34%	141,872	1,197	3.37%	133,164	854	2.56%
Borrowed funds	56,675	3.83%	53,968	542	4.02%	53,139	441	3.32%
Advances from borrowers on taxes and insurance	1,737	2.30%	1,609	10	2.49%	1,420	9	2.54%
Other interest-bearing liabilities	1,419	8.46%	1,420	30	8.45%	370	6	6.49%

Total interest bearing liabilities	296,841	2.59%	291,826	1,920	2.63%	285,912	1,446	2.02%
Other non-interest bearing liabilities	57,448		23,696			14,106
Equity	27,805		28,174			27,095

Total liabilities and equity	$382,094		$343,696			$327,113

Net interest income				$2,349			$2,406

Interest rate spread					2.71%			3.01%

Net interest margin					2.94%			3.14%

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

	Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$47	$44	$91
Securities	90	–	90
Loans	141	95	236

Total interest-earning assets	278	139	417

Interest-bearing liabilities:
Demand and NOW accounts	15	1	16
Money market accounts	1	(9)	(8)
Savings accounts	–	(2)	(2)
Time deposits	283	59	342

Total deposits	299	49	348

Other interest-bearing liabilities:
Borrowed funds	94	7	101
Advances from borrowers on taxes and insurance and other interest-bearing liabilities	2	23	25

Total interest-bearing liabilities	395	79	474

Net change in interest income	$(117)	$60	$(57)

As of March 31, 2006, the average yield/rates on our loan and investment portfolios were 6.03% and 4.13%, respectively, in comparison to rates of 5.75% and 3.78%, respectively, as of March 31, 2005. Overall, the average yield/rate on our interest earning assets has increased by 0.31% during the three months ended March 31, 2006 in comparison to the three months ended March 31, 2005. Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase, while a majority of our interest-bearing liabilities are expected to reprice. Conversely, our interest-bearing liabilities generally have much shorter contractual maturities. A significant portion of our deposits have no contractual maturities and are likely to reprice quickly as short-term interest rates increase. For the three months ended March 31, 2006, the yield/rates that we were paying on deposit products had increased by 0.99% in comparison to the same period in the prior year. Furthermore, the interest paid on our borrowings had increased from 3.32% to 4.02%. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our earnings. Our interest rate spread for the three months ended March 31, 2006 was 2.71%, which was a 0.30% decrease in comparison to the three months ended March 31, 2005. Our net interest margin was 2.94% and 3.14% as of March 31, 2006 and 2005, respectively.

We anticipate short-term market interest rates will continue to increase in 2006, and long-term market interest rates will begin to increase, but not as fast as short-term interest rates. This potential market interest rate scenario would cause the spread between long-term interest rates and short-term interest rates to continue to be squeezed. If this occurs, the resulting interest rate environment is expected to have a negative impact on our results of operations as our interest-bearing liabilities, both deposits and borrowed funds, generally price off short-term interest rates, while our interest-earning assets, both mortgage loans and securities, generally price off long-term interest rates.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Total assets at March 31, 2006 were $382.1 million, an increase of $48.4 million from $333.7 million at December 31, 2005. The increase in total assets is primarily attributable to the receipt of stock subscription deposits which were held on a contingent basis pending closing of the offering which resulted in a $40.1 million increase in federal funds sold. The offering was oversubscribed by $14.4 million, including interest earned on cash deposited, which was refunded to stock subscribers on April 3, 2006. Securities available for sale also increased by $4.9 million from December 31, 2005 to March 31, 2006. Our cash and cash equivalents increased by $43.1 million to $55.2 million at March 31, 2006, from $12.1 million at December 31, 2005. During March 2006, we received $40.1 million in subscriptions for our stock offering, which is reflected in our federal funds sold balance. The remaining $3.0 million increase in our cash and cash equivalent balances reflects paydowns on loans and investments which have been received and placed in our liquid funds until they are deployed into new loans or investment securities.

Investment securities increased by $5.3 million to $104.3 million at March 31, 2006 from $99.0 million at December 31, 2005. More specifically, investment securities available for sale increased by $4.9 million to $98.9 million at March 31, 2006 as compared to $94.1 million at December 31, 2005. The increase is attributable to the purchase of investments using proceeds from our borrowings at the Federal Home Loan Bank of New York.

Loans receivable, net decreased by $807,000 to a total of $205.4 million at March 31, 2006 from $206.2 million at December 31, 2005. Residential mortgage loans decreased $472,000 to a total of $147.7 million at March 31, 2006 in comparison to $148.2 million at December 31, 2005. Commercial real estate loans increased by $350,000 from December 31, 2005 to March 31, 2006 while home equity loans decreased by $645,000. Mortgage loans and commercial real estate loans represented 71.9% and 8.4%, respectively, of the loan portfolio at March 31, 2006. Deferred loan fees increased by $47,000 from December 31, 2005 to March 31, 2006. The allowance for loan losses decreased slightly by $61,000 during the period from December 31, 2005 to March 31, 2006. The remainder of the loan portfolio consists of commercial, consumer and construction loans. Deposits grew by $40.6 million, or 16.2%, to $291.5 million at March 31, 2006, as compared to $250.9 million at December 31, 2005, primarily due to stock subscription deposits received in March 2006 for our initial public offering.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, increased by $8.0 million from $48.7 million at December 31, 2005 to $56.7 million at March 31, 2006. We increased our short-term borrowings in the first quarter of 2006 to purchase investments.

Total equity decreased by $190,000 from $28.0 million at December 31, 2005 to $27.8 million at March 31, 2006. The decrease in total equity was primarily due to changes in the fair value of our available for sale investment securities for the quarter ended March 31, 2006 offset by net income of $316,000 for the quarter ended March 31, 2006. The $506 million decline in the fair value of our available for sale investment securities is due to the increase in interest rates which occurred during the first quarter of 2006. As the unrealized losses are interest rate related and management has the intent and ability to hold debt securities until maturity or market price recovery, the decline in fair value of our available for sale investment securities is deemed to be temporary.

Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005

General. Net income was $316,000 for the three months ended March 31, 2006, a decrease of $205,000, or 39.3%, compared with net income of $521,000 for the three months ended March 31, 2005. The decrease in net income was primarily the result of a $148,000 increase in total non-interest expenses and income taxes offset by a $57,000 decrease in net interest income and a $20,000 decrease in non-interest income.

Net Interest Income. Net interest income decreased by $57,000, or 2.4%, to $2.3 million for the three months ended March 31, 2006 as compared to $2.4 million for the three months ended March 31, 2005. This decrease reflects increased interest expense of $474,000 for the three months ended March 31, 2006, partially offset by an increase in interest income of $417,000.

Interest Income. Interest income increased $417,000, or 10.8%, from $3.9 million for the three months ended March 31, 2005 to $4.3 million for the three months ended March 31, 2006. Approximately $236,000 of this increase was attributable to an increase in interest on loans, the average balance of which increased by $6.5 million over the three months ended March 31, 2006 in comparison to the three months ended March 31, 2005. The loan portfolio had an average yield of 6.03% in the three months ended March 31, 2006 as compared to an average yield of 5.75% in the three months ended March 31, 2005. $90,000 of the increase was attributable to an increase from interest on investment securities, the average balance of which increased by $42,000 over the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and the investment portfolio had an average yield of 4.13% in the three months ended March 31, 2006 as compared to an average yield of 3.78% in three months ended March 31, 2005. $91,000 of the increase was attributable to increased interest on federal funds sold, the average balance of which increased by $6.8 million over the year. The federal funds sold had an average yield of 3.83% in the three months ended March 31, 2006 as compared to an average yield of 1.46% during the three months ended March 31, 2005.

Interest Expense. Interest expense increased by $474,000, or 32.8%, from $1.4 million for the three months ended March 31, 2005 to $1.9 million for the three months ended March 31, 2006. The interest paid on deposits increased by $348,000 from $1.0 million for the three months ended March 31, 2005 to $1.3 million for the three months ended March 31, 2006. This was due to an increase in the average yield paid on interest-bearing deposits over the year of 0.99 % and an increase in the average balance of interest-bearing deposits of $3.8 million over the year. The interest expense related to advances from the Federal Home Loan Bank of New York increased by $101,000 from $441,000 for the three months ended March 31, 2005 to $542,000 million for the three months ended March 31, 2006 due to an increase in our borrowings in the three months ended March 31, 2006 of $8.0 million, or 16.4%. Furthermore, the average yield on our borrowings from the Federal Home Loan Bank of New York increased to 4.02% for the three months ended March 31, 2006 as compared to an average yield of 3.32% for the three months ended March 31, 2005.

Provision for Loan Losses. For the three months ended March 31, 2006, a provision for loan losses was not recorded, which was a decrease as compared to the provision for loan losses for the three months ended March 31, 2005 of $20,000. We had a slight decline in our net loan balance of $807,000 as of March 31, 2006 in comparison to December 31, 2005. Furthermore, our total nonperforming assets as of March 31, 2006 were $1.2 million as compared to $1.4 million as of December 31, 2005. As such, we determined that it would be appropriate to decrease the provision for loan losses based on the quality of our loan portfolio and the adequacy of reserves already in place.

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

Non-interest Income. For the three months ended March 31, 2006, non-interest income, which is a total of service charges and fees, net gains or losses on sales of available-for-sale securities and loans, as well as other income totaled $390,000, which was a decrease of $20,000 in comparison to the corresponding period in the prior year and related entirely to service charge income.

Non-interest Expense. Non-interest expense increased $190,000 from $2.1 million for the three months ended March 31, 2005 to $2.3 million for the three months ended March 31, 2006. Non-interest expense includes the expense of salaries and employee benefits, occupancy and equipment costs, data processing, and other items not related to expenses on deposits or borrowings. Our professional service expenditures increased by $67,000, or 57.3 % as a result of outsourcing our back-office check processing operations to a third-party processor during the third quarter of 2005. Our occupancy and equipment expenditures increased by $38,000, or 11.3% due to the opening of a new branch in Hamburg, New York in December 2005, and due to capital improvements and equipment purchases made in 2005 , that were not reflected in the balance reported for the three months ended March 31, 2005. Salaries and employee benefits increased by $84,000, or 7.3% due to additional personnel hired for our new branch opening in Hamburg, New York and due to annual increases in salary and benefit costs.

Income Tax Expense. Income tax expense decreased by $42,000 from $193,000 for the three months ended March 31, 2005 to $151,000 for the three months ended March 31, 2005. The decrease is largely attributed to a decrease in income during the three months ended March 31, 2006 as compared to the same period in the prior year. The effective tax rate for the first three months of 2006 is estimated to be 31.4% as compared to a statutory rate of 34.0%. The effective rate is lower than the statutory rate due to tax-exempt income earned on our investments in municipal bonds and to income earned on our bank-owned life insurance.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which as of March 31, 2006, allowed us to borrow up to $23.4 million on an overnight line of credit and $23.4 million on a one-month overnight repricing line of credit. We have no borrowings through either of these agreements. We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans. At March 31, 2006, we had outstanding advances totaling $56.7 million.

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

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities. For the three months ended March 31, 2006, we originated loans of approximately $7.6 million in comparison to approximately $5.0 million of loans originated during the three month period ended March 31, 2005. Purchases of investment securities totaled $10.2 million in the three months ended March 31, 2006 and $3.4 million in the three months ended March 31, 2005.

At March 31, 2006, we had loan commitments to borrowers of approximately $5.2 million and overdraft lines of protection and unused home equity lines of credit of approximately $19.6 million.

Total deposits were $291.5 million at March 31, 2006, as compared to $250.9 million at March 31, 2005. As of March 31, 2006, we had received $44.1 million in cash in connection with subscriptions related to our stock offering. $40.1 million of these funds were deposited in a non-interest bearing account at Lake Shore Savings. The remaining $4.0 million was held in savings accounts, as instructed by the subscribers, until completion of the transaction. The offering was oversubscribed by $14.4 million, including interest earned on cash deposited, which was refunded to stock subscribers on April 3, 2006. Time deposit accounts scheduled to mature within one year were $106.3 million at March 31, 2006. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us.

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

Loans Past Due and Non-performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $1.2 million at March 31, 2006 and $1.4 million at December 31, 2005.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At March 31, 2006	At December 31, 2005
	(Unaudited)
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
One-to-four family	$236	$548
Construction	—	—
Commercial real estate	118	239
Home equity loans and lines of credit	—	54
Other loans:
Commercial loans	—	76
Consumer loans	11	12

Total	$365	$929

Loans accounted for on a nonaccrual basis:
Mortgage loans on real estate:
One-to-four family	$365	$368
Construction	—	—
Commercial real estate	172	—
Home equity loans and lines of credit	4	5
Other loans:
Commercial loans	36	43
Consumer loans	17	17

Total non-accrual loans	594	433

Total nonperforming loans	959	1,362

Foreclosed real estate	199	86
Restructured loans	—	—

Total nonperforming assets	$1,158	$1,448

Ratios:
Nonperforming loans as a percent of gross loans:	0.46%	0.66%
Nonperforming assets as a percent of total assets:	0.30%	0.43%

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	For the Three Months Ended March 31, 2006	For the Year Ended December 31, 2005
	(Unaudited)
	(Dollars in thousands)
Balance at beginning of period:	$1,240	$1,288
Provision for loan losses	—	20

Charge-offs:
Mortgage loans on real estate:
One-to-four family	10	16
Construction	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	29
Other loans:
Commercial loans	43	12
Consumer loans	9	26

Total charge-offs:	62	83

Recoveries:

Mortgage loans on real estate:
One-to-four family	—	—
Construction	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	—
Other loans:
Commercial loans	1	14
Consumer loans	—	1

Total Recoveries	1	15

Net charge-offs	61	68

Balance at end of period	$1,179	$1,240

Average loans outstanding	$205,445	$200,652

Ratio of net charge-offs to average loans outstanding	0.03%	0.03%

Off-Balance Sheet Arrangements

Other than loan commitments, Lake Shore Savings Bank does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 5 of the Notes to Financial Statements for a summary of loan commitments outstanding as of March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at March 31, 2006 from the information presented in Lake Shore Bancorp, Inc.’s Form 10-K for the year ended December 31, 2005.

Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk weighted assets, tangible equity to tangible assets and Tier 1 capital to adjusted total assets. Management believes, as of March 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2006:
Total capital (to risk-weighted assets)	$30,419	16.04%	$≥15,176	≥	8.0%	$≥18,970	≥	10.0%
Tier 1 capital (to adjusted total assets)	28,642	7.47	≥15,337	≥	4.0	≥19,171	≥	5.0
Tangible equity (to tangible assets)	28,642	7.47	≥ 5,751	≥	1.5	N/A		N/A
Tier 1 capital (to risk-weighted assets)	28,642	15.10	N/A		N/A	≥11,382	≥	6.0

Effective April 3, 2006, Lake Shore Savings and Loan Association completed its plan of reorganization from a mutual savings and loan association into the federal mutual holding company form of organization and Lake Shore Bancorp completed its public offering of common stock. Net proceeds from the stock offering amounted to approximately $27.7 million. One half of the proceeds have been retained by Lake Shore Bancorp, Inc. The remaining proceeds have been contributed to Lake Shore Savings Bank. This contribution will increase the Bank’s capital ratio beginning in the second quarter of 2006.

Item 4. Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d - 15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2006, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is

(i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2005 that could affect our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Lake Shore Bancorp, Inc. was formed on April 3, 2006 upon the completion of the reorganization of Lake Shore Savings from a New York State-chartered savings and loan association to a federally-chartered mutual holding company form of organization. In connection with the reorganization, on or about February 13, 2006, the Lake Shore Bancorp commenced a public offering of 2,975,625 shares of its common stock in a subscription offering for a purchase price of $10.00 per share pursuant to a Registration Statement on Form S-1 (No. 333-129439) which was declared effective by the Securities and Exchange Commission on February 13, 2006. In accordance with Lake Shore Savings’ Plan of Reorganization and Minority Stock Issuance, and pursuant to the registration statement, first priority rights to subscribe for shares of Lake Shore Bancorp common stock were offered to eligible depositors of Lake Shore Savings. Ryan Beck & Co., Inc. (“Ryan Beck”) was engaged to assist in the marketing of the common stock. For their services, Ryan Beck received an advisory and administrative fee of $50,000 and a marketing fee equal to 1% of the dollar amount of common stock sold in the offering other than shares purchased by officers, directors and employees or their immediate families, for which no fee will be paid. In addition, Ryan Beck & Co. was reimbursed an amount equaling approximately $130,374 for expenses, including attorney fees.

The stock offering, which expired on March 16, 2006, resulted in the sale of 2,975,625 shares of Lake Shore Bancorp common stock for gross proceeds of approximately $29.8 million. Expenses related to the offering will be approximately $2.1 million, including the expenses paid to Ryan Beck described above, none of which were paid to officers or directors of Lake Shore Bancorp, Lake Shore Savings, Lake Shore, MHC or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $27.7 million. As a result of completion of the offering, 6,612,500 shares are outstanding, representing 2,975,625 shares sold at $10.00 per share and 3,363,875 shares contributed to Lake Shore, MHC for payment of the $.01 par value per share.

50% of the net proceeds of the offering have been retained by Lake Shore Bancorp, and 50% have been contributed to Lake Shore Savings in exchange for all of the outstanding common stock of Lake Shore Savings. Of the proceeds it retained, Lake Shore Bancorp loaned to The Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (“ESOP”) $2.5 million, an amount necessary to allow the ESOP to purchase up to 238,050 shares of Lake Shore Bancorp common stock in the open market.

Initially, both Lake Shore Bancorp and Lake Shore Savings have invested the net proceeds from the stock offering in short-term investments and mortgage-backed and asset-backed securities until these proceeds can be deployed for other purposes.

Lake Shore Bancorp’s common stock is quoted on the Nasdaq National Market under the symbol “LSBK.”

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended March 31, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

May 15, 2006	/s/ David C. Mancuso
(Date)	By:	David C. Mancuso
President and Chief Executive Officer

May 15, 2006	/s/ Rachel A. Foley
(Date)	By:	Rachel A. Foley
Chief Financial Officer