Form 10-Q
period 2006-06-30
Lake Shore Bancorp, Inc.
filed 2006-08-14
CIK 1341318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock ($0.01 par value) 6,612,500 outstanding shares as of July 31, 2006.

PART I

Item 1. Financial Statements

LAKE SHORE BANCORP, INC. And SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2006	December 31, 2005
	(Unaudited)
	(Dollars In Thousands, except per share amounts)
ASSETS
Cash and due from banks	$7,683	$10,886
Interest bearing deposits	271	375
Federal funds sold	17,018	792

Cash and Cash Equivalents	24,972	12,053
Securities available for sale	99,847	94,082
Securities held to maturity, fair value as of June 30, 2006 $2,240; and December 31, 2005 $2,489;	2,227	2,275
Federal Home Loan Bank stock, at cost	2,614	2,716
Loans receivable, net of allowance for loan losses as of June 30, 2006 $1,199; and December 31, 2005 $1,240;	205,255	206,160
Premises and equipment, net	7,477	7,653
Accrued interest receivable	1,322	1,274
Bank owned life insurance	5,819	5,725
Other assets	1,423	1,786

Total Assets	$350,956	$333,724

LIABILITIES AND EQUITY

LIABILITIES
Deposits:
Interest bearing	$228,613	$237,081
Non-interest bearing	15,940	13,809

Total Deposits	244,553	250,890
Short-term borrowings	8,305	11,205
Long-term debt	38,020	37,480
Advances from borrowers for taxes and insurance	2,328	2,432
Other liabilities	4,722	3,722

Total Liabilities	297,928	305,729

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and outstanding	66	—
Paid-in capital	27,621	—
Unearned ESOP shares	(2,558)	—
Retained earnings	29,089	28,326
Accumulated other comprehensive loss	(1,190)	(331)

Total Equity	53,028	27,995

Total Liabilities and Equity	$350,956	$333,724

LAKE SHORE BANCORP, INC. and SUBSIDIARY

STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited) (In Thousands, except per share amounts)
INTEREST INCOME
Loans, including fees	$3,117	$2,914	$6,213	$5,774
Investment securities, taxable	1,107	980	2,173	1,956
Other	285	45	392	61

Total Interest Income	4,509	3,939	8,778	7,791

INTEREST EXPENSE
Deposits	1,394	1,075	2,733	2,064
Short-term borrowings	150	78	345	146
Long-term debt	373	374	720	747
Other	43	17	83	32

Total Interest Expense	1,960	1,544	3,881	2,989

Net Interest Income	2,549	2,395	4,897	4,802

PROVISION FOR LOAN LOSSES	11	—	11	20

Net Interest Income after Provision for Loan Losses	2,538	2,395	4,886	4,782

NON-INTEREST INCOME
Service charges and fees	367	371	687	715
Earnings on bank owned life insurance	49	53	94	103
Other	22	52	50	69

Total Non-Interest Income	438	476	831	887

NON-INTEREST EXPENSES
Salaries and employee benefits	1,128	1,072	2,371	2,229
Occupancy and equipment	349	317	723	653
Data processing	108	104	218	207
Advertising	70	92	138	152
Postage and supplies	55	63	143	145
Professional services	238	128	423	246
Other	215	220	421	448

Total Non-Interest Expenses	2,163	1,996	4,437	4,080

Income before Income Taxes	813	875	1,280	1,589

INCOME TAXES	267	320	417	513

Net Income	$546	$555	$863	$1,076

Basic earnings per common share since conversion	$0.09	$—	$0.09	$—

LAKE SHORE BANCORP, INC. and SUBSIDIARY

STATEMENTS OF EQUITY

Six Months Ended June 30, 2006 and 2005

	Common Stock	Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
			(In Thousands)
BALANCE – DECEMBER 31, 2004				$26,272	$643	$26,915

Net income				1,076	—	1,076
Comprehensive income:
Change in unrealized net gains on securities available for sale, net of tax and reclassification adjustment				—	(189)	(189)

Total Comprehensive Income						887

BALANCE – JUNE 30, 2005				$27,348	$454	$27,802

BALANCE – DECEMBER 31, 2005				$28,326	$(331)	$27,995

Initial capitalization of MHC				(100)		(100)
Issuance of common stock, net of offering costs	$66	$27,621			—	27,687
Common stock acquired by ESOP			$(2,558)			(2,558)
Net Income				863		863
Comprehensive income:

Change in unrealized net losses on securities available for sale, net of tax and reclassification adjustment					(859)	(859)

Total Comprehensive Income						4

BALANCE – JUNE 30, 2006	$66	$27,621	$(2,558)	$29,089	$(1,190)	$53,028

LAKE SHORE BANCORP, INC. and SUBSIDIARY

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$863	$1,076
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales of loans	(1)	(2)
Net amortization of investment securities premium	6	37
Provision for loan losses	11	20
Depreciation and amortization	347	301
Deferred income tax benefit	(149)	(118)
Earnings on bank owned life insurance	(94)	(103)
Increase in accrued interest receivable	(48)	(21)
(Increase)/decrease in other assets	1,046	(65)
Decrease in other liabilities	1,001	371

Net Cash Provided by Operating Activities	2,982	1,496

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Maturities, prepayments and calls	9,944	11,753
Purchases	(17,076)	(9,313)
Activity in held to maturity securities:
Maturities, prepayments and calls	45	34
Purchases of Federal Home Loan Bank Stock	(417)	—
Redemptions of Federal Home Loan Bank Stock	519	140
Proceeds from sales of loans	308	134
Loan origination and principal collections, net	568	(718)
Additions to premises and equipment	(182)	(311)

Net Cash Provided by (Used in) Investing Activities	(6,291)	1,719

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(6,337)	3,871
Net decrease in advances from borrowers for taxes and insurance	(104)	(47)
Net increase (decrease) in short-term borrowings	(2,900)	(2,200)
Proceeds from issuance of long-term debt	3,500	—
Repayment of long-term debt	(2,960)	(400)
Proceeds from issuance of common stock, net of offering costs	27,687	—
Cash provided to ESOP for purchase of shares	(2,558)
Dividend to capitalize MHC	(100)	—

Net Cash Provided by Financing Activities	16,228	1,224

Net Increase in Cash and Cash Equivalents	12,919	4,439
CASH AND CASH EQUIVALENTS – BEGINNING	12,053	11,577

CASH AND CASH EQUIVALENTS – ENDING	$24,972	$16,016

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,759	$2,971

Income taxes paid	$190	$485

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$167	$96

LAKE SHORE BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Lake Shore Bancorp, Inc. (the “Company”) was formed on April 3, 2006 to serve as the stock holding company for Lake Shore Savings Bank (the “Bank”) as part of the Bank’s conversion and reorganization from a New York-chartered mutual savings and loan association to the federal mutual holding company form of organization. For a further discussion of the Company’s formation and operations, see the Company’s registration statement on Form S-1, as amended, which was declared effective by the Securities and Exchange Commission on February 13, 2006 (File Number 333-129439). Based upon the foregoing, the un-audited interim financial statements for periods ending prior to June 30, 2006 filed as part of this quarterly report are those of Lake Shore Savings and Loan Association (the former name of Lake Shore Savings Bank).

The interim financial statements included herein as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been prepared by the Bank, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements included in Lake Shore Bancorp, Inc.’s Form 10-K for the period ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2006.

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

NOTE 2 – STOCK OFFERING

Lake Shore Bancorp, Inc. completed its initial public stock offering on April 3, 2006. Prior to that time, Lake Shore Savings Bank (formerly Lake Shore Savings and Loan Association) was a mutual savings and loan association. Consequently, the information herein for periods prior to the three month period ended June 30, 2006 does not contain any per share information. Lake Shore Bancorp sold 2,975,625 shares, or 45% of its outstanding common stock, to subscribers in the offering. Lake Shore, MHC, a federally-chartered mutual holding company holds 3,636,875 shares, or 55% of the outstanding common stock.

Net proceeds from the stock offering amounted to approximately $ 27.5 million. Expenses related to the offering were approximately $2.3 million. One half of the proceeds have been retained by Lake Shore Bancorp, Inc. The remaining proceeds have been contributed to Lake Shore Savings Bank. Lake Shore Bancorp, Inc. utilized $2.6 million of the proceeds to extend a loan to an employee stock ownership plan (the “ESOP”). As of June 30, 2006, the ESOP had used $2.6 million in loan proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of Lake Shore Bancorp, Inc. was reduced by $2.6 million.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), “Shared-Based Payment.” Statement No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued. The revised Statement also requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. At present, the Company has not issued any stock options or other equity-based compensation.

In February 2006, the FASB issued FASB Staff Position No. FAS 123 (R) –4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123R. At present, the Company has not issued any stock options or other equity-based compensation.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial position and results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal year 2007.

The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

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

The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Unrealized holding gains (losses) on securities available for sale	$(560)	$919	$(1,364)	$(302)
Reclassification adjustment for (gains) losses realized in income	—	—	—	—

Net Unrealized Gains (Losses)	(560)	919	(1,364)	(302)

Income tax effect	207	(340)	505	113

Net of Tax Amount	$(353)	$579	$(859)	$(189)

NOTE 5 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees. The ESOP has purchased 238,050 shares of common stock using a thirty-year note in the amount of $2,558,000 obtained from the Company. The interest rate is a fixed rate of 7.5%, with annual principal and interest payments due on the last business day of December starting in 2006 and ending in 2035. Shares owned by the ESOP are allocated to ESOP participants based on principal and interest payments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s contributions to the ESOP and earnings on ESOP assets.

As shares are allocated and released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (EPS) computations.

NOTE 6 – EARNINGS PER SHARE

Earnings per share is calculated for the period after the offering was closed and the stock issued on April 3, 2006 and only includes earnings for the three-month period ending June 30, 2006. The earnings per share for the three months ending June 30, 2006 was $0.09. The Company had no dilutive securities as of June 30, 2006. Common shares outstanding for purposes of the earnings per share calculation were as follows:

Average shares outstanding	6,612,500

Average unearned ESOP shares	(238,050)

Weighted average common shares outstanding, basic	6,374,450

NOTE 7 - COMMITMENTS TO EXTEND CREDIT

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

The following commitments to extend credit were outstanding:

	Contract Amount
	June 30, 2006	December 31, 2005
	(Unaudited)
	(In Thousands)
Commitments to grant loans	$4,135	$5,995
Unfunded commitments under lines of credit	$21,029	$20,097

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer. At June 30, 2006 and December 31, 2005, the Bank’s fixed rate loan commitments totaled $2.3 million and $991,000, respectively. The range of interest rates on these fixed rate commitments was 5.0% to 9.5% at June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

The following discussion and analysis is presented to assist in the understanding and evaluation of our financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our financial condition as of June 30, 2006 compared to the financial condition as of December 31, 2005 and the results of operations for the three and six months ended June 30, 2006 and 2005.

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

Financial institutions like us are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area.

Management Strategy

Our Reputation. With 115 years of service to our community, our primary management strategy has been to maintain our reputation as one of the most respected and recognized community banks in Western New York. Our management strives to accomplish this goal by continuing to emphasize our high quality customer service and financial strength. We are one of the largest lenders in market share of residential mortgages in Chautauqua County.

Branching. In 2003, we opened new branch offices in Orchard Park and East Amherst, New York. These new offices have generated deposits of $25.8 million and $18.9 million as of June 30, 2006, respectively. We also opened a new branch office in Hamburg, New York in December 2005, which has generated deposits of $4.4 million as of June 30, 2006. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield, in Chautauqua County, New York and in East Amherst, Hamburg and Orchard Park in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

Our People. A large part of our success is related to customer service and customer satisfaction. Having employees who understand and value our clientele and their business is a key component to our success.

We believe that our employees constitute one of our competitive strengths. Thus, the retention of such persons and our ability to continue to attract high quality personnel are high priorities.

Residential Mortgage and Other Lending. Historically, our lending portfolio has been composed predominantly of residential mortgage loans. At June 30, 2006 and December 31, 2005, we held $147.8 million and $148.2 million of residential mortgage loans, respectively, which constituted 72.0% and 71.8% of our total loan portfolio. Due to the historically low interest rates in recent past years, we experienced an increase of mortgage lending and refinancing in 2002 and 2003. Mortgage lending and refinancing has slowed in the past three years as interest rates have risen and the competition for residential mortgage loans, which had previously increased to meet the higher number of loans being generated and refinanced, remained strong. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At June 30, 2006 and December 31, 2005, our commercial real estate loan portfolio consisted of loans totaling $17.2 million and $16.8 million respectively, or 8.4% and 8.2%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At June 30, 2006 and December 31, 2005, our commercial loan portfolio consisted of loans totaling $9.2 million and $8.3 million, respectively, or 4.5% and 4.0%, respectively, of total loans. Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans. We will sell loans when appropriate and will retain servicing rights to those loans. We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent. Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. At June 30, 2006 and December 31, 2005, our investment securities totaled $104.7 million and $99.1 million, respectively. Investment securities available for sale, constituted approximately 95% of investment securities and totaled $99.8 million and $94.1 million at June 30, 2006 and December 31, 2005, respectively.

Flattening Yield Curve. As with all community banks, we face a challenge in monitoring our interest rate risk with a “flattening yield curve.” Banks generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. As the Federal Reserve Board has increased the federal funds rate, short-term interest rates have risen. However, long-term rates, which are generally responsive to the bond market, have not been increasing, and have even decreased. Thus, the margin between interest earning assets and interest bearing liabilities has been shrinking, resulting in reduced net interest income.

Our strategy of maintaining and increasing our interest income in a flattening yield curve environment is two-fold. First, we seek protection by locking in lower long-term rates with advances from the Federal Home Loan Bank of New York. At June 30, 2006 and December 31, 2005, we had total Federal Home Loan Bank borrowings of $46.3 million and $48.7 million with average interest rates of 4.12% and 3.85%, respectively. Second, we have engaged a third party financial advisor to assist us in investing such borrowed funds in attractive permissible investment securities. At June 30, 2006 and December 31, 2005, we had $99.8 million and $94.1 million in investment in securities available for sale, respectively, the majority of which are mortgage-backed or asset backed securities.

Expected Increases In Non-interest Expenses. As a result of our reorganization and stock offering, our non-interest expenses have increased.

•	To have publicly-traded common stock, Lake Shore Bancorp was required to register as a public company with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended, and became subject to periodic reporting requirements, associated disclosure controls and procedures, and internal control over financial reporting standards, all of which require additional expenditures. Lake Shore Bancorp’s common stock is quoted on the NASDAQ Global Market. To maintain this listing we must pay fees. Additionally, we have retained a stock transfer agent and will incur miscellaneous operating expenses such as stockholder communications expenses, all of which are new and recurring costs.

•	As part of the reorganization, Lake Shore Savings converted from a New York State-chartered mutual savings and loan association to a federal stock savings bank. Lake Shore Bancorp and Lake Shore, MHC also have federal charters. As a result, the Office of Thrift Supervision is the primary federal regulator for all three entities. As a state-chartered savings and loan association, Lake Shore Savings had been subject to the regulation of and assessments by each of the New York State Banking Department, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. We expect cost savings by having the Office of Thrift Supervision as our primary regulator; however, these cost savings may be diminished by having three regulated entities rather than just a mutual savings bank.

•	As part of the reorganization and offering, Lake Shore Bancorp made a loan to an employee stock ownership plan to purchase up to 8% of the shares sold in the offering. In addition, no earlier than six months after the closing of the offering, subject to stockholder approval, we plan to reserve for issuance up to 1.96% and 4.90% of the shares outstanding after the offering for a management recognition plan and a stock option plan, respectively. The funding of each of these will cause Lake Shore Bancorp to recognize additional expenses on a consolidated basis.

We expect to continue to grow our base of interest-earning assets by expanding our loan portfolio and by using borrowings, where appropriate, to supplement deposits as a funding source. We may also use proceeds from the stock offering to establish or acquire branch offices, to fund the building of new offices and to make other acquisitions, although no acquisitions or new branches are being specifically considered at this time.

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

These critical policies and their application are reviewed periodically by our Audit Committee and the Board of Directors. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in the notes to the financial statements of the Bank’s audited financial statements included in Form 10-K for the year ended December 31, 2005 to better understand how our financial performance is reported.

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

Average Balances, Interest and Average Yields. The following table sets forth certain information relating to our average balance sheets and reflects the average yields on interest-earnings assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual loans. Interest income on securities does not include a tax equivalent adjustment for bank qualified municipals.

	At June 30, 2006		For the Three Months ended June 30, 2006			For the Three Months ended June 30, 2005
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold & other interest-bearing deposits	$17,289	4.59%	$25,726	$285	4.43%	$8,822	$45	2.04%

Securities	104,688	4.15%	102,798	1,107	4.31%	100,444	980	3.90%

Loans	205,255	6.05%	204,961	3,117	6.08%	198,546	2,914	5.87%

Total interest-earning assets	327,232	5.37%	333,485	4,509	5.41%	307,812	3,939	5.12%

Other assets	23,724		24,027			21,198

Total assets	$350,956		$357,512			$329,010

Interest-bearing liabilities:
Demand and NOW accounts	$38,747	0.47%	$37,197	$47	0.51%	$38,516	$36	0.37%

Money market accounts	24,838	1.00%	25,789	62	0.96%	29,913	67	0.90%

Savings accounts	27,264	0.51%	21,595	35	0.65%	30,472	39	0.51%

Time deposits	137,764	3.55%	139,650	1,250	3.58%	134,077	933	2.78%

Total interest-bearing deposits	$228,613		$224,231	$1,394		$232,978	$1,075
Borrowed funds	46,325	4.60%	50,352	523	4.15%	52,103	452	3.47%
Advances from borrowers on taxes and insurance	2,328	1.89%	2,115	12	2.27%	1,792	11	2.46%
Other interest-bearing liabilities	1,414	8.63%	1,416	31	8.76%	366	6	6.56%

Total interest bearing liabilities	278,680	2.78%	278,114	1,960	2.82%	287,239	1,544	2.15%

Other non-interest bearing liabilities	19,248		37,280			15,333
Equity	53,028		42,118			26,438

Total liabilities and equity	$350,956		$357,512			$329,010

Net interest income				$2,549			$2,395

Interest rate spread					2.59%			2.97%

Net interest margin					3.06%			3.11%

	At June 30, 2006		For the Six Months ended June 30, 2006			For the Six Months ended June 30, 2005
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold & other interest-bearing deposits	$17,289	4.59%	$18,495	$392	4.24%	$6,619	$61	1.84%

Securities	104,688	4.15%	103,030	2,173	4.22%	101,825	1,956	3.84%

Loans	205,255	6.05%	205,215	6,213	6.06%	198,767	5,774	5.81%

Total interest-earning assets	327,232	5.37%	326,740	8,778	5.37%	307,211	7,791	5.07%

Other assets	23,724		23,916			20,854

Total assets	$350,956		$350,656			$328,065

Interest-bearing liabilities:
Demand and NOW accounts	$38,747	0.47%	$37,294	$92	0.49%	$37,574	$65	0.35%

Money market accounts	24,838	1.00%	26,578	124	0.93%	30,528	138	0.90%

Savings accounts	27,264	0.51%	24,875	70	0.56%	30,261	76	0.50%

Time deposits	137,764	3.55%	140,755	2,447	3.48%	133,623	1,785	2.67%

Total interest-bearing deposits	$228,613		$229,502	$2,733		$231,986	$2,064

Borrowed funds	46,325	4.60%	52,150	1,065	4.08%	52,618	893	3.39%
Advances from borrowers on taxes and insurance	2,328	1.89%	1,863	22	2.36%	1,607	20	2.49%
Other interest-bearing liabilities	1,414	8.63%	1,418	61	8.60%	368	12	6.52%

Total interest bearing liabilities	278,680	2.78%	284,933	3,881	2.72%	286,579	2,989	2.09%

Other non-interest bearing liabilities	19,248		29,780			13,832
Equity	53,028		35,943			27,654

Total liabilities and equity	$350,956		$350,656			$328,065

Net interest income				$4,897			$4,802

Interest rate spread					2.65%			2.99%

Net interest margin					3.00%			3.13%

Rate Volume Analysis. The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. They show the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the first period to the volume change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the absolute value of the change due to volume and the change due to rate.

	Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$91	$149	$240
Securities	104	23	127
Loans	107	96	203

Total interest-earning assets	302	268	570

Interest-bearing liabilities:
Demand and NOW accounts	12	(1)	11
Money market accounts	5	(10)	(5)
Savings accounts	9	(13)	(4)
Time deposits	277	40	317

Total deposits	303	16	319

Other interest-bearing liabilities:
Borrowed funds	86	(15)	71
Advances from borrowers on taxes and insurance and other interest-bearing liabilities	2	24	26

Total interest-bearing liabilities	391	25	416

Net change in interest income	$(89)	$243	$154

	Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$194	$23	$217
Securities	139	192	331
Loans	248	191	439

Total interest-earning assets	581	406	987

Interest-bearing liabilities:
Demand and NOW accounts	27	—	27
Money market accounts	4	(18)	(14)
Savings accounts	8	(14)	(6)
Time deposits	562	100	662

Total deposits	601	68	669

Other interest-bearing liabilities:
Borrowed funds	180	(8)	172
Advances from borrowers on taxes and insurance and other interest-bearing liabilities	4	47	51

Total interest-bearing liabilities	785	107	892

Net change in interest income	$(204)	$299	$95

For the three months ended June 30, 2006, the average yield/rates on our loan and investment portfolios were 6.08% and 4.31%, respectively, in comparison to rates of 5.87% and 3.90%, respectively, for the three months ended as of June 30, 2005. Overall, the average yield/rate on our interest earning assets has increased by 0.29% during the three months ended June 30, 2006 in comparison to the three months ended June 30, 2005. Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase, while a majority of our interest-bearing liabilities are expected to reprice. Conversely, our interest-bearing liabilities generally have much shorter contractual maturities. A significant portion of our deposits have no contractual maturities and are likely to reprice quickly as short-term interest rates increase. For the three months ended June 30, 2006, the yield/rates that we were paying on deposit products had increased by 1.14% in comparison to the same period in the prior year. Furthermore, the interest paid on our borrowings had increased from 3.47% to 4.15%. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our earnings. Our interest rate spread for the three months ended June 30, 2006 was 2.59%, which was a 0.38% decrease in comparison to the three months ended June 30, 2005. Our net interest margin was 3.06% and 3.11% as of June 30, 2006 and 2005, respectively.

For the six months ended June 30, 2006, the average yield/rates on our loan and investment portfolios were 6.06% and 4.22%, respectively, in comparison to rates of 5.81% and 3.84%, respectively, for the six months ended as of June 30, 2005. Overall, the average yield/rate on our interest earning assets has increased by 0.30% during the six months ended June 30, 2006 in comparison to the six months ended June 30, 2005. Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase, while a majority of our interest-bearing liabilities are expected to reprice. Conversely, our interest-bearing liabilities generally have much shorter contractual maturities. A significant portion of our deposits have no contractual maturities and are likely to reprice quickly as short-term interest rates increase. For the six months ended June 30, 2006, the yield/rates that we were paying on deposit products had increased by 1.04% in comparison to the same period in the prior year. Furthermore, the interest paid on our borrowings had increased from 3.39% to 4.08%. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our earnings. Our interest rate spread for the six months ended June 30, 2006 was 2.65%, which was a 0.34% decrease in comparison to the six months ended June 30, 2005. Our net interest margin was 3.00% and 3.13% as of June 30, 2006 and 2005, respectively.

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

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Total assets at June 30, 2006 were $351.0 million, an increase of $17.2 million from $333.7 million at December 31, 2005. The increase in total assets is primarily attributable to the receipt of capital from our stock offering which has not yet been deployed. Our cash and cash equivalents increased by $12.9 million to $25.0 million at June 30, 2006, from $12.1 million at December 31, 2005. The increase in our cash and cash equivalents is due to an increase of $16.2 million in Federal funds sold, which primarily consists of stock offering proceeds, offset by a $3.2 million decrease in our cash and due from banks which was used for funding loans, purchasing investments, and general operations.

Investment securities increased by $5.6 million to $104.7 million at June 30, 2006 from $99.0 million at December 31, 2005. More specifically, investment securities available for sale increased by $5.7 million to $99.8 million at June 30, 2006 as compared to $94.1 million at December 31, 2005. The increase is attributable to the purchase of investments using proceeds from our stock offering.

Loans receivable, net decreased by $905,000 to $205.3 million at June 30, 2006 from $206.2 million at December 31, 2005. Residential mortgage loans decreased $421,000 to $147.8 million at June 30, 2006 in comparison to $148.2 million at December 31, 2005 due to an increase in interest rates, which slowed down originations. Commercial real estate loans increased by $375,000 from December 31, 2005 to June 30, 2006 while home equity loans decreased by $1.6 million. The decrease in home equity loans is attributed to an increase in rates on these loan products, which slowed down originations. Mortgage loans and commercial real estate loans represented 72.0% and 8.4%, respectively, of the loan portfolio at June 30, 2006. Deferred loan fees increased by $124,000 from December 31, 2005 to June 30, 2006, as we began to defer origination expenses on home equity loans in the third quarter of 2005. The allowance for loan losses decreased slightly by $41,000 during the period from December 31, 2005 to June 30, 2006. The remainder of the loan portfolio consists of commercial, consumer and construction loans. Deposits decreased by $6.3 million, or 2.53%, to $244.6 million at June 30, 2006, as compared to $250.9 million at December 31, 2005, primarily due to competitive rates being offered on time deposits by credit unions and other banks in our market area.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, decreased by $2.4 million from $48.7 million at December 31, 2005 to $46.3 million at June 30, 2006.

Total equity increased by $25.0 million from $28.0 million at December 31, 2005 to $53.0 million at June 30, 2006. The increase in total equity was primarily due to receipt of capital as a result of our stock offering, which was completed on April 3, 2006. The equity was also affected by an increase in the net of tax loss on securities available for sale of $859,000. The net of tax loss at June 30, 2006 and December 31, 2005 was $1.2 million and $331,000, respectively. This was offset by net income of $863,000 for the six months ended June 30, 2006. The $1.2 million decline in the fair value of our available for sale investment securities is due to the increase in interest rates which has occurred during 2006. As the unrealized losses are interest rate related and management has the intent and ability to hold debt securities until maturity or market price recovery, the decline in fair value of our available for sale investment securities is deemed to be temporary.

Comparison of Results of Operations for the Three Months Ended June 30, 2006 and 2005

General. Net income was $546,000 for the three months ended June 30, 2006 a decrease of $9,000, or 1.62%, compared with net income of $555,000 for the three months ended June 30, 2005. The decrease in net income was primarily the result of a $167,000 increase in total non-interest expenses and a $53,000 decrease in income taxes offset by a $143,000 increase in net interest income after provision for loan losses and a $38,000 decrease in non-interest income.

Net Interest Income. Net interest income increased by $155,000, or 6.5%, to $2.6 million for the three months ended June 30, 2006 as compared to $2.4 million for the three months ended June 30, 2005. This increase reflects increased interest income of $570,000 for the three months ended June 30, 2006, partially offset by an increase in interest expense of $416,000.

Interest Income. Interest income increased $570,000, or 14.5%, from $3.9 million for the three months ended June 30, 2005 to $4.5 million for the three months ended June 30, 2006. Approximately $203,000 of this increase was attributable to an increase in interest on loans, the average balance of which increased by $6.4 million over the three months ended June 30, 2006 in comparison to the three months ended June 30, 2005. The loan portfolio had an average yield of 6.08% in the three months ended June 30, 2006 as compared to an average yield of 5.87% in the three months ended June 30, 2005. $127,000 of the increase was attributable to an increase from interest on investment securities, the average balance of which increased by $2.4 million over the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and the investment portfolio had an average yield of 4.31% in the three months ended June 30, 2006 as compared to an average yield of 3.90% in three months ended June 30, 2005. $240,000 of the increase was attributable to increased interest on federal funds sold and other interest-bearing deposits, the average balance of which increased by $16.9 million in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The federal funds sold and other interest bearing deposits had an average yield of 4.43% in the three months ended June 30, 2006 as compared to an average yield of 2.04% during the three months ended June 30, 2005.

Interest Expense. Interest expense increased by $416,000, or 26.9%, from $1.5 million for the three months ended June 30, 2005 to $2.0 million for the three months ended June 30, 2006. The interest paid on deposits increased by $319,000 from $1.1 million for the three months ended June 30, 2005 to $1.4 million for the three months ended June 30, 2006. This was due to an increase in the average yield paid on interest-bearing deposits over the year of 1.14%. The interest expense related to advances from the Federal Home Loan Bank of New York increased by $71,000 from $452,000 for the three months ended June 30, 2005 to $523,000 for the three months ended June 30, 2006 due to an increase in the average yield of 0.68% from an average yield of 3.47% for the three months ended June 30, 2005 to 4.15% for the same period in 2006.

Provision for Loan Losses. For the three months ended June 30, 2006 and 2005, a provision for loan losses of $11,000 and $0 was recorded, respectively. Management’s quarterly evaluation of the adequacy of the allowance for loan losses resulted in a decision to record a provision for loan losses in the current quarter based on the amount of reserves already in place.

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

Non-interest Income. For the three months ended June 30, 2006, non-interest income, which is a total of service charges and fees, net gains or losses on sales of available-for-sale securities and loans, as well as other income totaled $438,000, which was a decrease of $38,000 in comparison to the corresponding period in the prior year. For the three months ended June 30, 2006 and 2005 we recorded $24,000 and $0 in income on a deferred compensation plan. This plan was terminated in November 2005. The remainder of the decrease is related entirely to service charge income.

Non-interest Expense. Non-interest expense increased $167,000 from $2.0 million for the three months ended June 30, 2005 to $2.2 million for the three months ended June 30, 2006. Non-interest expense includes the expense of salaries and employee benefits, occupancy and equipment costs, data processing, and other items not related to expenses on deposits or borrowings. Our professional service expenditures increased by $110,000, or 85.9%. This increase is due to outsourcing our back-office check processing operations to a third-party processor during the third quarter of 2005, which increased our expenses by $53,000. The remainder of the increase is due to the increased expenses for auditing, legal and other services related to being a public company. Our occupancy and equipment expenditures increased by $32,000 due to outsourcing of building cleaning services in the third quarter of 2005. Salaries and employee benefits increased by $56,000, or 5.2% due to additional personnel hired for our new branch opening in Hamburg, New York during December 2005 and due to annual increases in salary and benefit costs.

Income Tax Expense. Income tax expense decreased by $53,000 from $320,000 for the three months ended June 30, 2005 to $267,000 for the three months ended June 30, 2006. The decrease is largely attributed to a decrease in income during the three months ended June 30, 2006 as compared to the same period in the prior year. The effective tax rate for the three months ended June 30, 2006 is estimated to be 30.8% as compared to a statutory rate of 34.0%. The effective rate is lower than the statutory rate due to tax-exempt income earned on our investments in municipal bonds and to income earned on our bank-owned life insurance.

Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005

General. Net income was $863,000 for the six months ended June 30, 2006 a decrease of $213,000, or 19.8%, compared with net income of $1.1 million for the six months ended June 30, 2005. The decrease in net income was primarily the result of a $357,000 increase in total non-interest expenses and a $96,000 decrease in income taxes offset by a $104,000 increase in net interest income after provision for loan losses and a $56,000 decrease in non-interest income.

Net Interest Income. Net interest income increased by $95,000, or 2.0%, to $4.9 million for the six months ended June 30, 2006 as compared to $4.8 million for the six months ended June 30, 2005. This increase reflects increased interest expense of $892,000 for the six months ended June 30, 2006, offset by an increase in interest income of $987,000.

Interest Income. Interest income increased $987,000, or 12.7%, from $7.8 million for the six months ended June 30, 2005 to $8.8 million for the six months ended June 30, 2006. $439,000 of this increase was attributable to an increase in interest on loans, the average balance of which increased by $6.4 million over the six months ended June 30, 2006 in comparison to the six months ended June 30, 2005. The loan portfolio had an average yield of 6.06% in the six months ended June 30, 2006 as compared to an average yield of 5.81% in the six months ended June 30, 2005. $217,000 of the increase was attributable to an increase from interest on investment securities, the average balance of which increased by $1.2 million over the six months ended June 30, 2006 compared to the six months ended June 30, 2005 and the investment portfolio had an average yield of 4.22% in the six months ended June 30, 2006 as compared to an average yield of 3.84% in six months ended June 30, 2005. $331,000 of the increase was attributable to increased interest on federal funds sold and other interest-bearing deposits, the average balance of which increased by $11.9 million over the year. The federal funds sold and other interest-bearing deposits had an average yield of 4.24% in the six months ended June 30, 2006 as compared to an average yield of 1.84% during the six months ended June 30, 2005.

Interest Expense. Interest expense increased by $892,000, or 29.8%, from $3.0 million for the six months ended June 30, 2005 to $3.9 million for the six months ended June 30, 2006. The interest paid on deposits increased by $669,000 from $2.1 million for the six months ended June 30, 2005 to $2.7 million for the six months ended June 30, 2006. This was due to an increase in the average cost of interest-bearing deposits over the year of 1.04%. The interest expense related to advances from the Federal Home Loan Bank of New York (FHLBNY) increased by $172,000 from $893,000 for the six months ended June 30, 2005 to $1.1 million for the six months ended June 30, 2006. The increase in this expense was due to additional borrowings in the first quarter of 2006 that were paid off during the second quarter with proceeds from our stock offering. The average cost of our borrowings from the Federal Home Loan Bank of New York increased to 4.08% for the six months ended June 30, 2006 as compared to 3.39% for the six months ended June 30, 2005.

Provision for Loan Losses. For the six months ended June 30, 2006 and 2005, a provision for loan losses of $11,000 and $0 was recorded, respectively. Management’s quarterly evaluation of the adequacy of the allowance for loan losses resulted in a decision to record a provision for loan losses in the current quarter based on the amount of reserves already in place.

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

Non-interest Income. For the six months ended June 30, 2006, non-interest income, which is a total of service charges and fees, net gains or losses on sales of available-for-sale securities and loans, as well as other income totaled $831,000, which was a decrease of $56,000 in comparison to the corresponding period in the prior year. For the six months ended June 30, 2006 and 2005, we earned $14,000 and $0, respectively, in income on a deferred compensation plan. This plan was terminated in November 2005. The remainder of the decrease is related entirely to service charge income.

Non-interest Expense. Non-interest expense increased $357,000 from $4.1 million for the six months ended June 30, 2005 to $4.4 million for the six months ended June 30, 2006. Non-interest expense includes the expense of salaries and employee benefits, occupancy and equipment costs, data processing, and other items not related to expenses on deposits or borrowings. Our professional service expenditures increased by $177,000, or 72.0 % in the six months ended June 30, 2006 as compared to the prior period last year. $113,000 of the increase is a result of outsourcing our back-office check processing operations to a third-party processor during the third quarter of 2005. The remainder of the increase is due to the increased expense for auditing, legal and other services related to being a public company. Our occupancy and equipment expenditures increased by $70,000, or 10.7% due to the opening of a new branch in Hamburg, New York in December 2005, and due to outsourcing of building cleaning services in the third quarter of 2005. Salaries and employee benefits increased by $142,000, or 6.4% due to additional personnel hired for our new branch opening in Hamburg, New York and due to annual increases in salary and benefit costs.

Income Tax Expense. Income tax expense decreased by $96,000 from $513,000 for the six months ended June 30, 2005 to $417,000 for the six months ended June 30, 2005. The decrease is largely attributed to a decrease in income during the six months ended June 30, 2006 as compared to the same period in the prior year. The effective tax rate for the first six months of 2006 is estimated to be 31.1% as compared to a statutory rate of 34.0%. The effective rate is lower than the statutory rate due to tax-exempt income earned on our investments in municipal bonds and to income earned on our bank-owned life insurance.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which as of June 30, 2006, allowed us to borrow up to $23.4 million on an overnight line of credit and $23.4 million on a one-month overnight repricing line of credit We have no borrowings through either of these agreements. We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans. At June 30, 2006, we had outstanding advances totaling $46.3 million.

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

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities. For the six months ended June 30, 2006, we originated loans of approximately $15.8 million in comparison to approximately $12.8 million of loans originated during the six month period ended June 30, 2005. Purchases of investment securities totaled $17.1 million in the six months ended June 30, 2006 and $9.3 million in the six months ended June 30, 2005.

At June 30, 2006, we had loan commitments to borrowers of approximately $4.1 million and overdraft lines of protection and unused home equity lines of credit of approximately $21.0 million.

Total deposits were $244.6 million at June 30, 2006, as compared to $250.9 million at December 31, 2005. Time deposit accounts scheduled to mature within one year were $109.7 million at June 30, 2006. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us.

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

Loans Past Due and Non-performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $1.3 million at June 30, 2006 and $1.4 million at December 31, 2005. The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At June 30, 2006	At December 31, 2005
	(Unaudited)
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
One-to-four family	$233	$548
Construction	—	—
Commercial real estate	99	239
Home equity loans and lines of credit	9	54
Other loans:
Commercial loans	38	76
Consumer loans	—	12

Total	$379	$929

Loans accounted for on a nonaccrual basis:
Mortgage loans on real estate:
One-to-four family	$508	$368
Construction	—	—
Commercial real estate	172	—
Home equity loans and lines of credit	33	5
Other loans:
Commercial loans	36	43
Consumer loans	29	17

Total non-accrual loans	778	433

Total nonperforming loans	1,157	1,362

Foreclosed real estate	105	86
Restructured loans	—	—

Total nonperforming assets	$1,262	$1,448

Ratios:
Nonperforming loans as a percent of gross loans:	0.56%	0.66%
Nonperforming assets as a percent of total assets:	0.36%	0.43%

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	For the Six Months Ended June 30, 2006	For the Year Ended December 31, 2005
	(Unaudited)
	(Dollars in thousands)
Balance at beginning of period:	$1,240	$1,288
Provision for loan losses	11	20

Charge-offs:
Mortgage loans on real estate:
One-to-four family	11	16
Construction	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	29
Other loans:
Commercial loans	50	12
Consumer loans	20	26

Total charge-offs:	81	83

Recoveries:
Mortgage loans on real estate:
One-to-four family	—	—
Construction	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	—
Other loans:
Commercial loans	28	14
Consumer loans	1	1

Total Recoveries	29	15

Net charge-offs	52	68

Balance at end of period	$1,199	$1,240

Average loans outstanding	$205,215	$200,652
Ratio of net charge-offs to average loans outstanding	0.03%	0.03%

Off-Balance Sheet Arrangements

Other than loan commitments, Lake Shore Savings Bank does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 7 of the Notes to Financial Statements for a summary of loan commitments outstanding as of June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at June 30, 2006 from the information presented in Lake Shore Bancorp, Inc.’s Form 10-K for the year ended December 31, 2005.

Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Association’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk weighted assets, tangible equity to tangible assets and Tier 1 capital to adjusted total assets. Management believes, as of June 30, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of June 30, 2006:
Total capital (to risk-weighted assets)	$42,183	23.38%	$	≥14,434	≥8.0%	$	≥18,042	≥10.0%
Tier 1 capital (to adjusted total assets)	40,425	11.46		≥14,114	≥4.0		≥17,642	≥5.0
Tangible equity (to tangible assets)	40,425	11.46		≥5,293	≥1.5		N/A	N/A
Tier 1 capital (to risk-weighted assets)	40,425	22.41		N/A	N/A		≥10,825	≥6.0

Item 4. Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d - 15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2006, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Lake Shore Bancorp, Inc. was formed on April 3, 2006 upon the completion of the reorganization of Lake Shore Savings from a New York State-chartered savings and loan association to a federally-chartered mutual holding company form of organization. In connection with the reorganization, the Lake Shore Bancorp conducted a public offering of 2,975,625 shares of its common stock in a subscription offering for a purchase price of $10.00 per share.

The stock offering resulted in the sale of 2,975,625 shares of Lake Shore Bancorp common stock for gross proceeds of approximately $29.8 million. Expenses related to the offering were approximately $2.3 million, none of which were paid to officers or directors of Lake Shore Bancorp, Lake Shore Savings, Lake Shore, MHC or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $27.5 million. As a result of completion of the offering, 6,612,500 shares are outstanding, representing 2,975,625 shares sold at $10.00 per share and 3,363,875 shares issued to Lake Shore, MHC for payment of the $.01 par value per share.

50% of the net proceeds of the offering have been retained by Lake Shore Bancorp, and 50% have been contributed to Lake Shore Savings in exchange for all of the outstanding common stock of Lake Shore Savings. Of the proceeds it retained, Lake Shore Bancorp loaned to The Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (“ESOP”) $2.6 million, an amount necessary for the ESOP to purchase 238,050 shares of Lake Shore Bancorp common stock in the open market.

Initially, both Lake Shore Bancorp and Lake Shore Savings have invested the net proceeds from the stock offering in short-term investments and mortgage-backed and asset-backed securities until these proceeds can be deployed for other purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended June 30, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

August 14, 2006	/s/ David C. Mancuso
(Date)	By:	David C. Mancuso
President and Chief Executive Officer

August 14, 2006	/s/ Rachel A. Foley
(Date)	By:	Rachel A. Foley
Chief Financial Officer