Form 10-Q
period 2006-09-30
Lake Shore Bancorp, Inc.
filed 2006-11-14
CIK 1341318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

Common stock ($0.01 par value) 6,612,500 outstanding shares as of October 31, 2006.

PART I

Item 1. Financial Statements

LAKE SHORE BANCORP, INC. And SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2006	December 31, 2005
	(Unaudited)
	(Dollars In Thousands, Except per share amounts)
ASSETS
Cash and due from banks	$9,550	$10,886
Interest bearing deposits	2,125	375
Federal funds sold	11,205	792

Cash and Cash Equivalents	22,880	12,053

Securities available for sale	101,619	94,082
Securities held to maturity, fair value as of September 30, 2006 $2,344; and December 31, 2005 $2,489;	2,209	2,275
Federal Home Loan Bank stock, at cost	2,554	2,716
Loans receivable, net of allowance for loan losses as of September 30, 2006 $1,204; and December 31, 2005 $1,240;	205,561	206,160
Premises and equipment, net	7,362	7,653
Accrued interest receivable	1,317	1,274
Bank owned life insurance	5,869	5,725
Other assets	977	1,786

Total Assets	$350,348	$333,724

LIABILITIES AND EQUITY

LIABILITIES

Deposits:
Interest bearing	$226,280	$237,081
Non-interest bearing	17,540	13,809

Total Deposits	243,820	250,890

Short-term borrowings	9,105	11,205
Long-term debt	35,880	37,480
Advances from borrowers for taxes and insurance	1,371	2,432
Other liabilities	5,465	3,722

Total Liabilities	295,641	305,729

COMMITMENTS AND CONTINGENCIES

EQUITY

Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and outstanding	66	—
Paid-in capital	27,619	—
Unearned ESOP shares	(2,501)	—
Retained earnings	29,668	28,326
Accumulated other comprehensive loss	(145)	(331)

Total Equity	54,707	27,995

Total Liabilities and Equity	$350,348	$333,724

LAKE SHORE BANCORP, INC. and SUBSIDIARY

STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited) (In Thousands, except per share amounts)
INTEREST INCOME
Loans, including fees	$3,239	$2,971	$9,451	$8,745
Investment securities	1,148	1,025	3,321	2,981
Other	158	58	551	120

Total Interest Income	4,545	4,054	13,323	11,846

INTEREST EXPENSE
Deposits	1,504	1,183	4,236	3,247
Short-term borrowings	117	86	462	232
Long-term debt	363	373	1,083	1,119
Other	30	21	113	53

Total Interest Expense	2,014	1,663	5,894	4,651

Net Interest Income	2,531	2,391	7,429	7,195

PROVISION FOR LOAN LOSSES	45	—	56	20

Net Interest Income after Provision for Loan Losses	2,486	2,391	7,373	7,175

NON-INTEREST INCOME
Service charges and fees	393	391	1,080	1,106
Earnings on bank owned life insurance	50	51	144	154
Other	44	72	92	141

Total Non-Interest Income	487	514	1,316	1,401

NON-INTEREST EXPENSES
Salaries and employee benefits	1,104	1,061	3,475	3,290
Occupancy and equipment	322	366	1,045	1,020
Data processing	108	103	326	309
Advertising	50	68	188	221
Postage and supplies	54	55	198	200
Professional services	271	127	693	373
Other	185	267	606	716

Total Non-Interest Expenses	2,094	2,047	6,531	6,129

Income before Income Taxes	879	858	2,158	2,447

INCOME TAXES	299	360	716	873

Net Income	$580	$498	$1,442	$1,574

Basic earnings per common share since conversion	$0.09	n/a	$0.18	n/a

LAKE SHORE BANCORP, INC. and SUBSIDIARY

STATEMENTS OF EQUITY

Nine Months Ended September 30, 2006 and 2005

	Common Stock	Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
BALANCE – DECEMBER 31, 2004	$—	$—	$—	$26,272	$643	$26,915

Net income	—	—	—	1,574	—	1,574
Comprehensive income:
Change in unrealized net gains on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	(757)	(757)

Total Comprehensive Income						817

BALANCE – SEPTEMBER 30, 2005	$—	$—	$—	$27,846	$(114)	$27,732

BALANCE – DECEMBER 31, 2005	$—	$—	$—	$28,326	$(331)	$27,995

Initial capitalization of MHC				(100)		(100)
Issuance of common stock, net of offering costs	66	27,621				27,687
Common stock acquired by ESOP			(2,558)			(2,558)
ESOP shares committed to be released		(2)	57			55

Net Income				1,442		1,442
Comprehensive income:
Change in unrealized net losses on securities available for sale, net of tax and reclassification adjustment					186	186

Total Comprehensive Income						1,628

BALANCE – SEPTEMBER 30, 2006	$66	$27,619	$(2,501)	$29,668	$(145)	$54,707

LAKE SHORE BANCORP, INC. and SUBSIDIARY

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,442	$1,574
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales of loans	(2)	(2)
Net amortization of investment securities premium	7	52
Provision for loan losses	56	20
Depreciation and amortization	498	454
Deferred income tax benefit	(175)	(51)
Earnings on bank owned life insurance	(144)	(154)
ESOP shares committed to be released	55	—
Increase in accrued interest receivable	(43)	(20)
(Increase)/decrease in other assets	810	(160)
Increase in other liabilities	1,743	702

Net Cash Provided by Operating Activities	4,247	2,415

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Maturities, prepayments and calls	14,747	18,323
Purchases	(21,993)	(16,819)
Activity in held to maturity securities:
Maturities, prepayments and calls	62	53
Purchases of Federal Home Loan Bank Stock	(417)	—
Redemptions of Federal Home Loan Bank Stock	579	205
Proceeds from sales of loans	852	396
Loan origination and principal collections, net	(231)	(3,400)
Additions to premises and equipment	(217)	(531)

Net Cash Used in Investing Activities	(6,618)	(1,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(7,070)	8,022
Net decrease in advances from borrowers for taxes and insurance	(1,061)	(858)
Net decrease in short-term borrowings	(2,100)	(2,300)
Proceeds from issuance of long-term debt	3,500	—
Repayment of long-term debt	(5,100)	(1,600)
Proceeds from issuance of common stock, net of offering costs	27,687	—
Cash provided to ESOP for purchase of shares	(2,558)	—
Dividend to capitalize MHC	(100)	—

Net Cash Provided by Financing Activities	13,198	3,264

Net Increase in Cash and Cash Equivalents	10,827	3,906
CASH AND CASH EQUIVALENTS – BEGINNING	12,053	11,577

CASH AND CASH EQUIVALENTS – ENDING	$22,880	$15,483

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$5,873	$4,609

Income taxes paid	$445	$610

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$157	$102

LAKE SHORE BANCORP, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – NATURE OF OPERATIONS AND BASIS of PRESENTATION

Lake Shore Bancorp, Inc. (the “Company”) was formed on April 3, 2006 to serve as the stock holding company for Lake Shore Savings Bank (the “Bank”) as part of the Bank’s conversion and reorganization from a New York-chartered mutual savings and loan association to the federal mutual holding company form of organization. For a further discussion of the Company’s formation and operations, see the Company’s registration statement on Form S-1, as amended, which was declared effective by the Securities and Exchange Commission on February 13, 2006 (File Number 333-129439). Based upon the foregoing, the financial statements for periods ending prior to the Company’s formation filed as part of this quarterly report are those of Lake Shore Savings and Loan Association (the former name of Lake Shore Savings Bank).

The interim financial statements included herein as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been prepared by the Company and the Bank, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements included in the Company’s Form 10-K for the period ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2006.

To prepare these financial statements in conformity with generally accepted accounting principles, management of the Company and the Bank made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reporting of revenue and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

NOTE 2 – STOCK OFFERING

Lake Shore Bancorp, Inc. completed its initial public stock offering on April 3, 2006. Prior to that time, Lake Shore Savings Bank (formerly Lake Shore Savings and Loan Association) was a mutual savings and loan association. Consequently, the information herein does not contain any per share information for the first quarter of 2006. Lake Shore Bancorp sold 2,975,625 shares, or 45% of its outstanding common stock, to subscribers in the offering. Lake Shore, MHC, a federally-chartered mutual holding company holds 3,636,875 shares, or 55% of the outstanding common stock.

Net proceeds from the stock offering amounted to approximately $ 27.5 million. Expenses related to the offering were approximately $2.3 million. One half of the proceeds have been retained by Lake Shore Bancorp, Inc. The remaining proceeds have been contributed to Lake Shore Savings Bank. Lake Shore Bancorp, Inc. utilized $2.6 million of the proceeds to extend a loan to an employee stock ownership plan (the “ESOP”). As of September 30, 2006, the ESOP had used $2.6 million in loan proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of Lake Shore Bancorp, Inc. was reduced by $2.6 million.

NOTE 3 – DERIVATIVE INSTRUMENTS

In August 2006, the Company entered into a derivative contract as part of its risk management strategy to protect against market fluctuations in interest rates. An interest rate floor was purchased for $221,000 to protect against a decline in the prime rate earned on a $10 million notional amount of adjustable rate loans within our portfolio. The term of the interest rate floor product is 60 months. The Company follows the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to account for this transaction. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivative qualifies as a hedge. If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income. The Company did not elect to use hedge accounting for this transaction. The interest rate floor is recorded in Other Assets on the Statement of Condition and the change in fair value is recorded in Loan Interest Income on the Statement of Income. As of September 30, 2006, the fair market value of the interest rate floor was $259,000, resulting in $38,000 of interest income for the three and nine months ended September 30, 2006.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Shared-Based Payment.” Statement No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued. The revised Statement also requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. At present, the Company has not issued any stock options or other equity-based compensation.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial position and results of operations.

In July 2006, the “FASB” issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on its consolidated financial position, results of operations and cash flows.

On September 29, 2006, “FASB” issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement of balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company is currently analyzing SAB 108 and the effect it will have upon adoption on the reported results of operations or financial condition.

Note 5 – COMPREHENSIVE INCOME (LOSS)

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

The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Unrealized holding gains (losses) on securities available for sale	$1,658	$(900)	$294	$(1,202)
Reclassification adjustment for (gains) losses realized in income	—	—	—	—

Net Unrealized Gains (Losses)	1,658	(900)	294	(1,202)

Income tax effect	(613)	333	(108)	445

Net of Tax Amount	$1,045	$(567)	$186	$(757)

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the stock offering, the Company established the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (“ESOP”) for the benefit of eligible employees of the Company and the Bank. The ESOP has purchased 238,050 shares of common stock using a thirty-year note in the amount of $2,558,000 obtained from the Company. The interest rate is a fixed rate of 7.5%, with annual principal payments due on the last business day of December starting in 2006 and ending in 2035, and quarterly interest payments due on the last business day of each quarter commencing on June 30, 2006. Shares owned by the ESOP are allocated to ESOP participants based on principal and interest payments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s contributions to the ESOP and earnings on ESOP assets.

All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Shares are allocated to the participants based on compensation. Participants’ benefits become fully vested after five years of service. As of September 30, 2006, there were 238,050 unallocated shares, having an aggregate market value of $2.6 million. Of the 238,050 unallocated shares, 5,290 shares are committed to be released. For the three and nine months ended September 30, 2006, ESOP compensation was $28,000 and 55,000, respectively.

NOTE 7 – EARNINGS PER SHARE Earnings per share is calculated for the period after the offering was closed and the stock issued on April 3, 2006 and only includes earnings for the six-month period ending September 30, 2006. Earnings per share for this period was $0.18. The Company had no dilutive securities as of September 30, 2006. Common shares outstanding for purposes of the earnings per share calculation were as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Average shares outstanding	6,612,500	6,612,500
Average unearned ESOP shares	(238,050)	(238,050)
Average committed to be released ESOP shares	3,546	2,260

Weighted average common shares outstanding, basic	6,377,996	6,376,710

NOTE 8 - COMMITMENTS TO EXTEND CREDIT

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

The following commitments to extend credit were outstanding:

	Contract Amount
	September 30, 2006	December 31, 2005
	(Unaudited)
	(In Thousands)
Commitments to grant loans	$6,310	$5,995
Unfunded commitments under lines of credit	$20,957	$20,097

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer. At September 30, 2006 and December 31, 2005, the Bank’s fixed rate loan commitments totaled $2.2 million and $991,000, respectively. The range of interest rates on these fixed rate commitments was 6.25% to 7.88% at September 30, 2006.

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

The following discussion and analysis is presented to assist in the understanding and evaluation of our financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our financial condition as of September 30, 2006 compared to the financial condition as of December 31, 2005 and the results of operations for the three and nine months ended September 30, 2006 and 2005.

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

Management Strategy

Our Reputation. With 115 years of service to our community, our primary management strategy has been to maintain our reputation as one of the most respected and recognized community banks in Western New York. We strive to accomplish this goal by continuing to emphasize our high quality customer service and financial strength. We are one of the largest lenders in market share of residential mortgages in Chautauqua County.

Branching. In 2003, we opened new branch offices in Orchard Park and East Amherst, New York. These new offices have generated deposits of $24.1 million and $17.6 million as of September 30, 2006, respectively. We also opened a new branch office in Hamburg, New York in December 2005, which has generated deposits of $4.4 million as of September 30, 2006. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield, in Chautauqua County, New York and in East Amherst, Hamburg and Orchard Park in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending. Historically, our lending portfolio has been composed predominantly of residential mortgage loans. At September 30, 2006 and December 31, 2005, we held $149.1 million and $148.2 million of residential mortgage loans, respectively, which constituted 72.6% and 71.8% of our total loan portfolio. Due to the historically low interest rates in recent past years, we experienced an increase of mortgage lending and refinancing in 2002 and 2003. Mortgage lending and refinancing has slowed in the past three years as interest rates have risen and the competition for residential mortgage loans, which had previously increased to meet the higher number of loans being generated and refinanced, remained strong. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At September 30, 2006 and December 31, 2005, our commercial real estate loan portfolio consisted of loans totaling $16.4 million and $16.8 million respectively, or 8.0% and 8.2%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At September 30, 2006 and December 31, 2005, our commercial loan portfolio consisted of loans totaling $9.1 million and $8.3 million, respectively, or 4.4% and 4.0%, respectively, of total loans. Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans. We will sell loans when appropriate and will retain servicing rights to those loans. We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent. Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. At September 30, 2006 and December 31, 2005, our investment securities totaled $106.4 million and $99.1 million, respectively. Investment securities available for sale, constituted approximately 95.5% of investment securities and totaled $101.6 million and $94.1 million at September 30, 2006 and December 31, 2005, respectively.

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

Our strategy of maintaining and increasing our interest income in a flattening yield curve environment is two-fold. First, we seek protection by locking in lower long-term rates with advances from the Federal Home Loan Bank of New York. At September 30, 2006 and December 31, 2005, we had total Federal Home Loan Bank borrowings of $45.0 million and $48.7 million with average interest rates of 4.25% and 3.85%, respectively. Second, we have engaged a third party financial advisor to assist us in investing such borrowed funds in attractive permissible investment securities. At September 30, 2006 and December 31, 2005, we had $101.6 million and $94.1 million in investment in securities available for sale, respectively, the majority of which are mortgage-backed or asset backed securities.

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

Average Balances, Interest and Average Yields. The following tables set forth certain information relating to our average balance sheets and reflects the average yields on interest-earnings assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual loans. Interest income on securities does not include a tax equivalent adjustment for bank qualified municipals.

	At September 30, 2006		For the Three Months ended September 30, 2006			For the Three Months ended September 30, 2005
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
			(Dollars in thousands)
Interest-earning assets:
Federal funds sold & other interest-bearing deposits	$13,330	5.50%	$13,789	$158	4.58%	$9,421	$58	2.46%

Securities	106,382	4.15%	104,292	1,148	4.39%	101,361	1,025	4.04%

Loans	205,561	6.11%	205,410	3,239	6.31%	200,949	2,971	5.91%

Total interest-earning assets	325,273	5.45%	323,491	4,545	5.62%	311,731	4,054	5.20%

Other assets	25,075		21,693			21,623

Total assets	$350,348		345,184			$333,354

Interest-bearing liabilities:
Demand and NOW accounts	$41,470	0.49%	$37,057	$62	0.67%	$38,895	$42	0.43%

Money market accounts	23,808	1.06%	24,594	66	1.07%	28,788	65	0.90%

Savings accounts	27,322	0.51%	27,221	38	0.56%	30,300	39	0.51%

Time deposits	133,680	3.76%	135,354	1,338	3.95%	137,657	1,037	3.01%

Total interest-bearing deposits	$226,280	2.49%	224,226	$1,504	2.68%	$235,640	$1,183	2.01%

Borrowed funds	44,985	4.57%	45,568	480	4.21%	50,722	459	3.62%
Advances from borrowers on taxes and insurance	1,371	2.13%	2,669	—	—%	2,481	15	2.42%
Other interest-bearing liabilities	1,409	8.59%	1,411	30	8.50%	363	6	6.61%

Total interest bearing liabilities	274,045	2.86%	273,874	2,014	2.94%	289,206	1,663	2.30%

Other non-interest bearing liabilities	21,596		17,504			16,101

Equity	54,707		53,806			28,047

Total liabilities and equity	$350,348		345,184			$333,354

Net interest income				$2,531			$2,391

Interest rate spread					2.68%			2.90%

Net interest margin					3.13%			3.07%

	At September 30, 2006		For the Nine Months ended September 30, 2006			For the Nine Months ended September 30, 2005
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold & other interest-bearing deposits	$13,330	5.50%	$16,909	$551	4.33%	$7,564	$120	2.11%

Securities	106,382	4.15%	103,455	3,321	4.27%	101,669	2,981	3.90%

Loans	205,561	6.11%	205,281	9,451	6.12%	199,502	8,745	5.83%

Total interest-earning assets	325,273	5.45%	325,645	13,323	5.44%	308,735	11,846	5.10%

Other assets	25,075		23,167			21,114

Total assets	$350,348		$348,812			$329,849

Interest-bearing liabilities:
Demand and NOW accounts	$41,470	0.49%	$37,214	$154	0.55%	$38,019	$106	0.37%

Money market accounts	23,808	1.06%	25,910	190	0.98%	29,941	203	0.90%

Savings accounts	27,322	0.51%	25,665	108	0.56%	30,275	115	0.51%

Time deposits	133,680	3.76%	138,934	3,784	3.62%	134,982	2,823	2.78%

Total interest-bearing deposits	$226,280	2.49%	$227,723	$4,236	2.47%	$232,217	$3,247	1.86%

Borrowed funds	44,985	4.57%	49,932	1,545	4.12%	51,979	1,351	3.46%
Advances from borrowers on taxes and insurance	1,371	2.13%	2,135	22	1.37%	1,902	34	2.38%
Other interest-bearing liabilities	1,409	8.59%	1,416	91	8.55%	366	19	6.90%

Total interest bearing liabilities	274,045	2.86%	281,206	5,894	2.78%	287,464	4,651	2.15%

Other non-interest bearing liabilities	21,596		25,905			14,871

Equity	54,707		41,701			27,514

Total liabilities and equity	$350,348		$348,812			$329,849

Net interest income				$7,429			$7,195

Interest rate spread					2.66%			2.95%

Net interest margin					3.03%			3.10%

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

	Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$65	$35	$100
Securities	93	30	123
Loans	201	67	268

Total interest-earning assets	359	132	491

Interest-bearing liabilities:
Demand and NOW accounts	22	(2)	20
Money market accounts	10	(10)	—
Savings accounts	3	(4)	(1)
Time deposits	320	(18)	302

Total deposits	355	(34)	321
Other interest-bearing liabilities:
Borrowed funds	71	(50)	21
Advances from borrowers on taxes and insurance and other interest-bearing liabilities	3	6	9

Total interest-bearing liabilities	429	(78)	351

Net change in interest income	$(70)	$210	$140

	Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$198	$233	$431
Securities	53	287	340
Loans	448	258	706

Total interest-earning assets	699	778	1,477

Interest-bearing liabilities:
Demand and NOW accounts	(2)	50	48
Money market accounts	16	(29)	(13)
Savings accounts	10	(17)	(7)
Time deposits	876	85	961

Total deposits	900	89	989
Other interest-bearing liabilities:
Borrowed funds	249	(55)	194
Advances from borrowers on taxes and insurance and other interest-bearing liabilities	10	50	60

Total interest-bearing liabilities	1,159	84	1,243

Net change in interest income	$(460)	$694	$234

For the three months ended September 30, 2006, the average yield/rates on our loan and investment portfolios were 6.31% and 4.39%, respectively, in comparison to rates of 5.91% and 4.04%, respectively, for the three months ended as of September 30, 2005. Overall, the average yield/rate on our interest earning assets has increased by 0.42% for the three months ended September 30, 2006 in comparison to the three months ended September 30, 2005. Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase, while a majority of our interest-bearing liabilities are expected to reprice. Conversely, our interest-bearing liabilities generally have much shorter contractual maturities. A significant portion of our deposits have no contractual maturities and are likely to reprice quickly as short-term interest rates increase. For the three months ended September 30, 2006, the average yield/rates that we were paying on deposit products had increased by 0.67% in comparison to the same period in the prior year. Furthermore, the interest paid on our borrowings had increased from 3.62% to 4.21%. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our earnings. Our interest rate spread for the three months ended September 30, 2006 was 2.68%, which was a 0.22% decrease in comparison to the three months ended September 30, 2005. Our net interest margin was 3.13% and 3.07% as of September 30, 2006 and 2005, respectively.

For the nine months ended September 30, 2006, the average yield/rates on our loan and investment portfolios were 6.12% and 4.27%, respectively, in comparison to rates of 5.83% and 3.90%, respectively, for the nine months ended as of September 30, 2005. Overall, the average yield/rate on our interest earning assets has increased by 0.34% during the nine months ended September 30, 2006 in comparison to the nine months ended September 30, 2005. Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase, while a majority of our interest-bearing liabilities are expected to reprice. Conversely, our interest-bearing liabilities generally have much shorter contractual maturities. A significant portion of our deposits have no contractual maturities and are likely to reprice quickly as short-term interest rates increase. For the nine months ended September 30, 2006, the average yield/rates that we were paying on deposit products had increased by 0.61% in comparison to the same period in the prior year. Furthermore, the interest paid on our borrowings had increased from 3.46% to 4.12%. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our earnings. Our interest rate spread for the nine months ended September 30, 2006 was 2.66%, which was a 0.29% decrease in comparison to the nine months ended September 30, 2005. Our net interest margin was 3.03% and 3.10% as of September 30, 2006 and 2005, respectively.

If the current interest rate environment continues, it will have a negative impact on our results of operations as our interest-bearing liabilities, both deposits and borrowed funds, generally price off short-term interest rates, while our interest-earning assets, both mortgage loans and securities, generally price off long-term interest rates.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets at September 30, 2006 were $350.3 million, an increase of $16.6 million from $333.7 million at December 31, 2005. The increase in total assets is primarily attributable to the receipt of capital from our stock offering which has not yet been deployed. Our cash and cash equivalents increased by $10.8 million to $22.9 million at September 30, 2006, from $12.1 million at December 31, 2005. The increase in our cash and cash equivalents is due to an increase of $10.4 million in Federal funds sold which primarily consists of stock offering proceeds. It is also due to a $1.8 million increase in interest-bearing deposits, reflecting cash flow received on our investment portfolio that have not yet been deployed in investments, offset by a $1.3 million decrease in our cash and due from banks which was used for funding loans and general operations.

Investment securities increased by $7.4 million to $106.4 million at September 30, 2006 from $99.0 million at December 31, 2005. More specifically, investment securities available for sale increased by $7.5 million to $101.6 million at September 30, 2006 as compared to $94.1 million at December 31, 2005. The increase is attributable to the purchase of investments using proceeds from our stock offering.

Loans receivable, net decreased by $599,000 to $205.6 million at September 30, 2006 from $206.2 million at December 31, 2005. Residential mortgage loans increased $933,000 to $149.1 million at September 30, 2006 in comparison to $148.2 million at December 31, 2005. Commercial real estate loans decreased by $429,000 from December 31, 2005 to September 30, 2006 while home equity loans decreased by $2.0 million. The decrease in commercial real estate loans and home equity loans is attributed to an increase in rates on these loan products, which slowed down originations. Mortgage loans and commercial real estate loans represented 72.6% and 8.0%, respectively, of the loan portfolio at September 30, 2006. The remainder of the loan portfolio consists of commercial, consumer and construction loans.

Deposits decreased by $7.1 million, or 2.8%, to $243.8 million at September 30, 2006, as compared to $250.9 million at December 31, 2005, primarily due to competitive rates being offered on time deposits by credit unions and other banks in our market area.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, decreased by $3.7 million from $48.7 million at December 31, 2005 to $45.0 million at September 30, 2006.

Total equity increased by $26.7 million from $28.0 million at December 31, 2005 to $54.7 million at September 30, 2006. The increase in total equity was primarily due to receipt of capital as a result of our stock offering, which was completed on April 3, 2006. The equity was also affected by a decrease in the net of tax loss on securities available for sale of $186,000. The net of tax loss at September 30, 2006 and December 31, 2005 was $145,000 and $331,000, respectively. Net income of $1.4 million for the nine months ended September 30, 2006 also contributed to the increase in equity.

Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005

General. Net income was $580,000 for the three months ended September 30, 2006 an increase of $82,000, or 16.5%, compared to net income of $498,000 for the three months ended September 30, 2005. The increase in net income was primarily the result of a $140,000 increase in net interest income and a $61,000 decrease in income taxes partially offset by a $45,000 increase in provision for loan losses and a $27,000 decrease in non-interest income.

Net Interest Income. Net interest income increased by $140,000, or 5.9%, to $2.5 million for the three months ended September 30, 2006 as compared to $2.4 million for the three months ended September 30, 2005. This increase reflects increased interest income of $491,000 for the three months ended September 30, 2006, partially offset by an increase in interest expense of $351,000.

Interest Income. Interest income increased $491,000, or 12.1%, from $4.1 million for the three months ended September 30, 2005 to $4.5 million for the three months ended September 30, 2006. Approximately $268,000 of this increase was attributable to an increase in interest on loans, the average balance of which increased by $4.5 million over the three months ended September 30, 2006 in comparison to the three months ended September 30, 2005. The loan portfolio had an average yield of 6.31% in the three months ended September 30, 2006 as compared to an average yield of 5.91% in the three months ended September 30, 2005. $123,000 of the increase in interest income was attributable to an increase in interest on investment securities, the average balance of which increased by $2.9 million over the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The investment portfolio had an average yield of 4.39% in the three months ended September 30, 2006 compared to an average yield of 4.04% in three months ended September 30, 2005. $100,000 of the increase was attributable to increased interest on federal funds sold and other interest-bearing deposits, the average balance of which increased by $4.4 million in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Federal funds sold and other interest bearing deposits had an average yield of 4.58% in the three months ended September 30, 2006 as compared to an average yield of 2.46% during the three months ended September 30, 2005.

Interest Expense. Interest expense increased by $351,000, or 21.1%, from $1.7 million for the three months ended September 30, 2005 to $2.0 million for the three months ended September 30, 2006. The interest paid on deposits increased by $321,000 from $1.2 million for the three months ended September 30, 2005 to $1.5 million for the three months ended September 30, 2006. This was due to an increase in the average yield paid on interest-bearing deposits over the year of 0.67%. The interest expense related to advances from the Federal Home Loan Bank of New York increased by $21,000 from $459,000 for the three months ended September 30, 2005 to $480,000 for the three months ended September 30, 2006 due to an increase in the average yield of 0.59% from an average yield of 3.62% for the three months ended September 30, 2005 to 4.21% for the same period in 2006.

Provision for Loan Losses. For the three months ended September 30, 2006 and 2005, a provision for loan losses of $45,000 and $0 was recorded, respectively. Management’s quarterly evaluation of the adequacy of the allowance for loan losses resulted in a decision to record a provision for loan losses based on the amount of reserves already in place.

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

Non-interest Income. For the three months ended September 30, 2006, non-interest income, which is a total of service charges and fees and other income totaled $487,000, which was a decrease of $27,000 in comparison to the corresponding period in the prior year. For the three months ended September 30, 2006 and 2005 we recorded $0 and $32,000 in income on a deferred compensation plan. This plan was terminated in November 2005.

Non-interest Expense. Non-interest expense was $2.1 million for the three months ended September 30, 2005 and $2.1 million for the three months ended September 30, 2006. Non-interest expense includes the expense of salaries and employee benefits, occupancy and equipment costs, data processing, and other items not related to expenses on deposits or borrowings. Our occupancy and equipment expenditures decreased by $44,000 due to the reduced cost of maintenance contracts and equipment repairs for check processing operations, which were outsourced to a third-party processor during the third quarter of 2005. As a result of outsourcing our check processing to a third-party, our professional service expenditures increased by $50,000. The remaining $94,000 increase in our professional service expenditures is due to the increased expenses for auditing, legal and other services related to being a public company. Salaries and employee benefits increased by $43,000, or 4.1% due to additional personnel hired for our new branch in Hamburg, New York which opened during December 2005 and due to annual increases in salary and benefit costs. Our advertising expense decreased by $18,000 due to the purchase of less promotional items, in comparison to the same quarter last year. Other non-interest expenses decreased $82,000, or 30.7%, from $267,000 for the three months ended September 30, 2005 to $185,000 for the three months ended September 30, 2006. This decrease is primarily due to a reduction in training and business liability insurance expenses, and due to a reduction in the loss on disposal of fixed assets, in comparison to the same period in the prior year.

Income Tax Expense. Income tax expense decreased by $61,000 from $360,000 for the three months ended September 30, 2005 to $299,000 for the three months ended September 30, 2006. The decrease is attributed to an adjustment that was made in the tax accrual during the three month period ended September 30, 2005, to ensure that the tax amount was sufficient to meet our quarter to date and year-end estimated tax payments. Such an adjustment was not necessary for the three month period ended September 30, 2006. The effective tax rate for the three months ended September 30, 2006 is estimated to be 33.1% as compared to a statutory rate of 34.0%. The effective rate is lower than the statutory rate due to tax-exempt income earned on our investments in municipal bonds and to income earned on our bank-owned life insurance.

Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005

General. Net income was $1.4 million for the nine months ended September 30, 2006 a decrease of $132,000, or 8.4%, compared with net income of $1.6 million for the nine months ended September 30, 2005. The decrease in net income was primarily the result of a $402,000 increase in total non-interest expenses and an $85,000 decrease in non-interest income, offset by a $157,000 decrease in income taxes and a $234,000 increase in net interest income.

Net Interest Income. Net interest income increased by $234,000, or 3.3%, to $7.4 million for the nine months ended September 30, 2006 as compared to $7.2 million for the nine months ended September 30, 2005. This increase reflects an increase in interest income of $1.5 million offset by an increase in interest expense of $1.2 million for the nine months ended September 30, 2006.

Interest Income. Interest income increased $1.5 million, or 12.5%, from $11.8 million for the nine months ended September 30, 2005 to $13.3 million for the nine months ended September 30, 2006. $706,000 of this increase was attributable to an increase in interest on loans, the average balance of which increased by $5.8 million over the nine months ended September 30, 2006 in comparison to the nine months ended September 30, 2005. The loan portfolio had an average yield of 6.12% in the nine months ended September 30, 2006 as compared to an average yield of 5.83% in the nine months ended September 30, 2005. $340,000 of the increase was attributable to an increase from interest on investment securities, the average balance of which increased by $1.8 million over the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The investment portfolio had an average yield of 4.27% in the nine months ended September 30, 2006 as compared to an average yield of 3.90% in nine months ended September 30, 2005. $431,000 of the increase was attributable to increased interest on federal funds sold and other interest-bearing deposits, the average balance of which increased by $9.3 million over the year. The federal funds sold and other interest-bearing deposits had an average yield of 4.33% in the nine months ended September 30, 2006 as compared to an average yield of 2.11% during the nine months ended September 30, 2005.

Interest Expense. Interest expense increased by $1.2 million, or 26.7%, from $4.7 million for the nine months ended September 30, 2005 to $5.9 million for the nine months ended September 30, 2006. The interest paid on deposits increased by $989,000 from $3.2 million for the nine months ended September 30, 2005 to $4.2 million for the nine months ended September 30, 2006. This was due to an increase in the average cost of interest-bearing deposits over the year of 0.61%. The interest expense related to advances from the Federal Home Loan Bank of New York increased by $194,000 from $1.4 million for the nine months ended September 30, 2005 to $1.5 million for the nine months ended September 30, 2006. The increase in this expense was due to additional borrowings in the first quarter of 2006 that were paid off during the second quarter with proceeds from our stock offering. The average cost of our borrowings from the Federal Home Loan Bank of New York increased to 4.12% for the nine months ended September 30, 2006 as compared to 3.46% for the nine months ended September 30, 2005.

Provision for Loan Losses. For the nine months ended September 30, 2006 and 2005, a provision for loan losses of $56,000 and $20,000 was recorded, respectively. Management’s quarterly evaluation of the adequacy of the allowance for loan losses resulted in a decision to record a provision for loan losses in the past nine months based on the amount of reserves already in place.

Non-interest Income. For the nine months ended September 30, 2006, non-interest income, which is a total of service charges and fees and other income totaled $1.3 million, which was a decrease of $85,000 in comparison to the corresponding period in the prior year. For the nine months ended September 30, 2006 and 2005, we earned $0 and $46,000, respectively, in income on a deferred compensation plan. This plan was terminated in November 2005. Earnings on bank-owned life insurance decreased $11,000 to $143,000 for the nine months ended September 30, 2006 in comparison to $154,000 for the nine months ended September 30, 2005. The average yield earned on the bank-owned life insurance was 3.3% for the nine months ended September 20, 2006 as compared to 3.6% for the nine months ended September 30, 2005. The remainder of the decrease is related entirely to service charge income.

Non-interest Expense. Non-interest expense increased $402,000 from $6.1 million for the nine months ended September 30, 2005 to $6.5 million for the nine months ended September 30, 2006. Non-interest expense includes the expense of salaries and employee benefits, occupancy and equipment costs, data processing, and other items not related to expenses on deposits or borrowings. Our professional service expenditures increased by $320,000, or 85.8% in the nine months ended September 30, 2006 as compared to the prior period last year. $164,000 of the increase is a result of outsourcing our back-office check processing operations to a third-party processor during the third quarter of 2005. The remainder of the increase is due to the increased expense for auditing, legal and other services related to being a public company. Our advertising expense decreased by $33,000 in comparison to the same period last year as we purchased less promotional items and we changed our advertising approach in Erie County, New York. We now only advertise in those locations where our Erie County branches are located, rather than advertising throughout Erie County. Our occupancy and equipment expenditures increased by $25,000, or 2.5% due to the opening of a new branch in Hamburg, New York in December 2005. Salaries and employee benefits increased by $185,000, or 5.6% due to additional personnel hired for our new branch opening in Hamburg, New York and due to annual increases in salary and benefit costs. Other non-interest expenses decreased by $110,000 primarily due to a reduction in training and business liability insurance expenses, and due to a reduction in the loss on disposal of fixed assets, in comparison to the same period in the prior year.

Income Tax Expense. Income tax expense decreased by $157,000 from $873,000 for the nine months ended September 30, 2005 to $716,000 for the nine months ended September 30, 2006. The decrease is largely attributed to a decrease in income during the nine months ended September 30, 2006 as compared to the same period in the prior year. The effective tax rate for the first nine months of 2006 is estimated to be 33.2% as compared to a statutory rate of 34.0%. The effective rate is lower than the statutory rate due to tax-exempt income earned on our investments in municipal bonds and to income earned on our bank-owned life insurance.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which as of September 30, 2006, allowed us to borrow up to $34.6 million on an overnight line of credit and $34.6 million on a one-month overnight repricing line of credit We have no borrowings through either of these agreements. We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans. At September 30, 2006, we had outstanding advances totaling $45.0 million.

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

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities. For the nine months ended September 30, 2006 and 2005, we originated loans of approximately $29.9 million. Purchases of investment securities totaled $22.0 million in the nine months ended September 30, 2006 and $16.8 million in the nine months ended September 30, 2005.

At September 30, 2006, we had loan commitments to borrowers of approximately $6.3 million and overdraft lines of protection and unused home equity lines of credit of approximately $21.0 million.

Total deposits were $243.8 million at September 30, 2006, as compared to $250.9 million at December 31, 2005. Time deposit accounts scheduled to mature within one year were $106.0 million at September 30, 2006. The decrease in total deposits occurred when management decided not to match high interest rates being offered by competitors in our market area, as it would have had a negative effect on our net interest margin and earnings. Recently, competitor rates have moved in line with the rates we are offering. As a result, we do not anticipate additional losses in our deposit portfolio. We also anticipate that a significant portion of the time deposits that are scheduled to mature within one year will remain with us.

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

Loans Past Due and Non-performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $1.3 million at September 30, 2006 and $1.4 million at December 31, 2005. The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At September 30, 2006	At December 31, 2005
	(Unaudited)
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
One-to-four family	$538	$548
Construction	—	—
Commercial real estate	—	239
Home equity loans and lines of credit	10	54
Other loans:
Commercial loans	—	76
Consumer loans	—	12

Total	$548	$929

Loans accounted for on a nonaccrual basis:
Mortgage loans on real estate:
One-to-four family	$467	$368
Construction	—	—
Commercial real estate	172	—
Home equity loans and lines of credit	32	5
Other loans:
Commercial loans	36	43
Consumer loans	11	17

Total non-accrual loans	718	433

Total nonperforming loans	1,266	1,362

Foreclosed real estate	16	86
Restructured loans	—	—

Total nonperforming assets	$1,282	$1,448

Ratios:
Nonperforming loans as a percent of gross loans:	0.62%	0.66%
Nonperforming assets as a percent of total assets:	0.37%	0.43%

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or For the Nine Months Ended September 30,	At or For the Year Ended December 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands)
Balance at beginning of period:	$1,240	$1,288
Provision for loan losses	56	20

Charge-offs:
Mortgage loans on real estate:
One-to-four family	42	16
Construction	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	29
Other loans:
Commercial loans	50	12
Consumer loans	29	26

Total charge-offs:	121	83

Recoveries:
Mortgage loans on real estate:
One-to-four family	—	—
Construction	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	—
Other loans:
Commercial loans	28	14
Consumer loans	1	1

Total Recoveries	29	15

Net charge-offs	92	68

Balance at end of period	$1,204	$1,240

Average loans outstanding	$205,281	$200,652

Ratio of net charge-offs to average loans outstanding	0.06%	0.03%

Off-Balance Sheet Arrangements

Other than loan commitments and the derivative contract that the Company entered into on August 1, 2006, Lake Shore Savings does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 3 of the Notes to Financial Statements for a summary of the interest rate floor product and to Note 8 for a summary of loan commitments outstanding as of September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

There has been one change in the information regarding quantitative and qualitative disclosures about market risk at September 30, 2006 from the information presented in Lake Shore Bancorp, Inc.’s Form 10-K for the year ended December 31, 2005. During the three months ended September 30, 2006, the Company entered into a derivative contract as part of its risk management strategy to protect against market fluctuations in interest rates. Refer to Note 3 of the Notes to Financial Statements for a summary of the interest rate floor product as of September 30, 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk weighted assets, tangible equity to tangible assets and Tier 1 capital to adjusted total assets. Management believes, as of September 30, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of September 30, 2006:
Total capital (to risk-weighted assets)	$42,849	23.73%	$	≥14,443	≥8.0%	$	≥18,054	≥	10.0%
Tier 1 capital (to adjusted total assets)	40,992	11.69		≥14,024	≥4.0		≥17,530		≥5.0
Tangible equity (to tangible assets)	40,992	11.69		≥5,259	≥1.5		N/A		N/A
Tier 1 capital (to risk-weighted assets)	40,992	22.71		N/A	N/A		≥10,832		≥6.0

Item 4. Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d—15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2006, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended September 30, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certifications

32.1 Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

November 14, 2006	/s/ David C. Mancuso
(Date)	By:	David C. Mancuso
President and Chief Executive Officer

November 14, 2006	/s/ Rachel A. Foley
(Date)	By:	Rachel A. Foley
Chief Financial Officer