Form 10-K
period 2006-12-31
Lake Shore Bancorp, Inc.
filed 2007-04-02
CIK 1341318

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-51821

Lake Shore Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

United States	20-4729288
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

125 East Fourth Street, Dunkirk, NY 14048

(Address of Principal Executive Offices, including zip code)

(716) 366-4070

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value per share

Name of each exchange on which registered: Nasdaq Global Market.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes☐    No  ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was $26,724,893 based on the per share closing price as of June 30, 2006 on the Nasdaq Global Market for the registrant’s common stock, which was $10.02.

There were 6,612,500 shares of the registrant’s common stock, $.01 par value per share outstanding at February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: None

LAKE SHORE BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2006

PART I

Item 1.	Business

General

Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” “us,” or “we”) is a federally-chartered corporation organized in 2006 and is registered as a savings and loan holding company with the Office of Thrift Supervision (“OTS”). Lake Shore Bancorp serves as the holding company for Lake Shore Savings Bank (“Lake Shore Savings”). Lake Shore, MHC, a federal mutual holding company registered as a savings and loan holding company with the OTS, owns 55% of the outstanding shares of Lake Shore Bancorp’s common stock. Our common stock is quoted on the Nasdaq Global Market under the symbol “LSBK.” Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Savings include Lake Shore Bancorp and Lake Shore Savings on a consolidated basis.

Lake Shore, MHC does not engage in any business activity other than its investment in a majority of the common stock of Lake Shore Bancorp. Federal law and regulations require that as long as Lake Shore, MHC is in existence, it must own at least a majority of Lake Shore Bancorp’s common stock.

At December 31, 2006, Lake Shore Bancorp had total assets of $354.2 million, of which $205.7 million was comprised of loans receivable and $108.0 million was comprised of available for sale securities. At December 31, 2006, total deposits were $249.6 million and total equity was $53.7 million.

For over 115 years we have served the local community of Dunkirk, New York. Lake Shore Savings was chartered as a New York savings and loan association in 1891. In 1987, we opened our second office in Fredonia, New York. Since 1993, we have tripled our asset-size and expanded to eight branch offices. In addition, we have added three administrative office buildings which comprise our corporate headquarters in Dunkirk, New York. Our principal business consists of attracting retail deposits from the general public in the areas surrounding our corporate headquarters in Dunkirk, New York and eight branch offices in Chautauqua and Erie Counties, New York and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, home equity loans and lines of credit and commercial real estate loans and, to a lesser extent, commercial business loans, consumer loans, and investment securities. Our revenues are derived principally from interest generated from our loans and interest earned and dividends paid on our investment securities. Our primary sources of funds for lending and investments are deposits, payments of loan principal, payments on mortgage-backed and asset-backed securities, maturities and calls of investment securities and income resulting from operations in prior periods.

Available Information

Lake Shore Bancorp’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.lakeshoresavings.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Such reports are also available on the Securities and Exchange Commission’s website at www.sec.gov. Information on our website shall not be considered a part of this Form 10-K.

Market Area

Our operations are conducted out of our corporate headquarters in Dunkirk, New York and eight branch offices. Our branches in Chautauqua County, New York are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield. In Erie County, New York our branch offices are located in Orchard Park, East Amherst and Hamburg, which opened in April and August of 2003 and December of 2005, respectively. We also have five stand-alone ATMs. The opening of the Orchard Park, East Amherst and Hamburg offices demonstrates the implementation of our growth strategy which is focused on expansion within Erie County while preserving our market share in Chautauqua County. We believe we are among the top residential mortgage lenders in Chautauqua County.

Our geographic market area for loans and deposits is principally Chautauqua and Erie Counties, New York. Additionally, Cattaraugus County, New York is part of our designated lending area, although we have no branches in the market area. Northern Chautauqua County is located on Lake Erie in the western portion of New York and is approximately 45 miles from Buffalo, New York. There are multiple prime industrial and building sites in this county and a skilled and productive labor force. Northern Chautauqua County is served by three accredited hospitals and offers higher education opportunities. We have lending and deposit relationships with such institutions. Southern Chautauqua County is more of a tourist area, featuring Chautauqua Lake, but it also hosts a broad diversity of industry, commercial establishments and financial institutions as well as a skilled and productive workforce. Jamestown, New York, where we opened the first of two branch offices in 1996, is the most populous city in Chautauqua County. It is also the ninth largest metropolitan region in the State of New York.

Erie County is a metropolitan center located on the western border of New York covering 1,058 square miles. Located within Erie County is the city of Buffalo, the second largest city in the State of New York. As the city of Buffalo has redeveloped, so too have its suburbs throughout Erie County, which also host the Buffalo Niagara International Airport in Cheektowaga, New York and professional sports franchises. One of the main commercial thorough-fares in Erie County is Transit Road, which has experienced robust development in recent years and is the location of one of our branch offices. Our newest branch office, which opened in December 2005, is in Hamburg, New York, also located in Erie County.

The demographic characteristics of our market area are less attractive than national and state measures. Both Chautauqua and Erie Counties exhibit slower rates of population growth when compared to the United States and New York State averages. In addition, both Chautauqua and Erie Counties have lower per capita income and slower growth in per capita income when compared to the United States and the New York State averages. Since Chautauqua County has historically exhibited less attractive demographic characteristics, we may have limited growth opportunities in Chautauqua County. However, Erie County displays a stronger housing market and Erie County’s population base is five times larger than Chautauqua County, which may offer us a new source of customers in the form of deposit and lending opportunities. Notwithstanding these demographic characteristics, our primary market area has historically been stable, with a diversified base of employers and employment sectors. The local economies that we serve are not dependent on one key employer. Transportation equipment is the largest manufacturing industry in the Buffalo area, as well as production of component parts. The principal employment sectors are service-related (excluding financial), wholesale and retail trade, and durable-goods manufacturing. Similar to national trends, most of the job growth currently realized in Chautauqua and Erie Counties has been in service-related industries, and service jobs now account for the largest portion of the workforce.

Our future growth will be influenced by opportunities and stability in our regional economy, other demographic trends and the competitive environment. We believe that we have developed lending products and marketing strategies to address the credit-related needs of the residents in our local market area.

Competition

We face intense competition both in making loans and attracting deposits. New York State has a high concentration of financial institutions, many of which are branches of large money centers and regional banks which have resulted from the consolidation of the banking industry in New York and surrounding states. Some of these competitors have greater resources than we do and may offer services that we do not provide. For example, we do not offer trust or investment services. Customers who seek “one stop shopping” may be drawn to our competitors who offer such services.

Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, mortgage brokers, finance companies, insurance companies, and brokerage and investment banking firms. The most direct competition for deposits has historically come from credit unions, commercial banks, savings banks and savings and loan associations. Specifically, we compete with regional financial institutions such as Greater Buffalo Savings Bank, Jamestown Savings Bank and Evans National Bank; state-wide financial institutions such as M&T Bank and Key Bank; and nation-wide financial institutions such as HSBC Bank USA and Bank of America. We are significantly smaller than institutions like Bank of America, HSBC Bank USA and Key Bank. We face additional competition for deposits from short-term money market funds, corporate and government securities funds, and from brokerage firms, mutual funds and insurance companies.

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

•

Customers with a Smart Account, which is a checking account, Free & Easy Checking or Money Market Checking, may have a “Navigator Card,” our no-annual fee ATM/Debit card which may be used at ATM machines within our ATM network for deposits and withdrawals and as a debit card anywhere MasterCard is accepted.

•	In 2003, we entered into alliances with Key Bank, NA and Evans National Bank to provide customers free access to their accounts with us through the ATMs of these institutions as well as our own.

•	We have continued to upgrade our corporate headquarters and established branches, our ATMs and drive-through facilities to ensure that we are providing a high level of customer satisfaction.

•

Recently, we have added several new mortgage loan products, including: 5/1, 7/1 and 7/23 adjustable rate mortgages, an 80/10/10 loan, which is a combined mortgage and home equity product, a construction end loan, a FHA 203(b) loan product, which is a government insured loan that allows borrower to put down as little as 3% for closing costs and down payment, a “no closing cost” mortgage and home equity product, and a Rural Development Guaranteed Loan Program (GLP) mortgage loan, which provides 100% financing.

•	In our last three Community Reinvestment Act evaluations by the Office of Thrift Supervision, most recently concluding on November 17, 2004, we consistently received an “Outstanding” rating.

•	During 2005, online bill pay was added as a new service for our customers. In 2006, we expanded our online services to provide e-statements to our customers.

Lending Activities

General. We have a long-standing commitment to the origination of residential mortgage loans, including home equity loans, and we also originate commercial real estate, commercial and consumer loans. We currently retain substantially all of the loans that we originate; however, we have sold and may in the future sell residential mortgage and student loans into the secondary market, retaining servicing rights for the residential mortgage loans. At December 31, 2006, we had total loans of $205.7 million, of which $149.4 million, or 72.7%, were one-to-four family residential mortgages. Of residential mortgage loans outstanding at that date, 6.0% were adjustable-rate mortgage loans and 94.0%were fixed rate loans. At December 31, 2006, 12.6% of the loan portfolio was comprised of home equity loans, of which 75.0% were adjustable rate loans and 25% were fixed rate loans. The remainder of our loans at December 31, 2006, amounting to $29.1 million, or 14.7% of total loans, consisted of 8.3% commercial real estate loans, 0.8% construction loans, 4.3% commercial loans and 1.3% consumer loans, which includes personal loans, home improvement loans, overdraft lines of credit, automobile loans and guaranteed student loans.

The interest rates we offer for loans are affected principally by the demand for loans, the supply of money available for lending purposes and the interest rates offered by our competitors. These factors are, in turn, are affected by general and local economic conditions and monetary policies of the federal government, including the Federal Reserve Board.

Loan Portfolio. The following table sets forth the composition of our loan portfolio, by type of loan, in dollar amounts and in percentages at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans:
One-to-four family	$149,408	72.72%	$148,172	71.85%	$142,222	71.14%	$135,293	72.12%	$107,115	68.01%
Commercial real estate	17,150	8.34	16,827	8.16	15,310	7.66	14,628	7.80	13,628	8.65
Construction loans	1,570	0.76	1,635	0.79	2,463	1.23	2,531	1.35	3,300	2.10
Home equity loans and lines of credit	25,896	12.60	28,624	13.88	28,442	14.23	25,876	13.79	23,742	15.07

	194,024	94.43	195,258	94.68	188,437	94.26	178,328	95.06	147,785	93.83

Other loans:
Commercial loans	8,746	4.26	8,264	4.00	8,615	4.30	5,957	3.18	6,229	3.96
Consumer loans	2,689	1.31	2,712	1.32	2,870	1.44	3,310	1.76	3,482	2.21

	11,435	5.57	10,976	5.32	11,485	5.74	9,267	4.94	9,711	6.17

Total loans	205,459	100.00%	206,234	100.00%	199,922	100.00%	187,595	100.00%	157,496	100.00%

Deferred loan costs	1,475		1,166		891		836		461
Allowance for loan Losses	(1,257)		(1,240)		(1,288)		(1,293)		(1,217)

Loans, net	$205,677		$206,160		$199,525		$187,138		$156,740

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2006. The table does not include the effect of prepayments or scheduled principal amortization. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Real Estate One-to-Four Family	Real Estate Commercial	Home Equity	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$72	$129	$340	$—	$11	$1,358	$1,910
After one year through five years	1,683	600	2,759	—	2,824	727	8,593
Beyond five years	147,653	16,421	22,797	1,570	5,911	604	194,956

Total	$149,408	$17,150	$25,896	$1,570	$8,746	$2,689	$205,459

Interest rate terms on amounts due after one year:
Fixed rate	$140,839	$7,903	$6,293	$1,570	$6,655	$971	$164,231
Adjustable rate	8,497	9,118	19,263	—	2,080	360	39,318

Total	$149,336	$17,021	$25,556	$1,570	$8,735	$1,331	$203,549

The following table presents our loan originations, purchases, sales, and principal payments for the periods indicated.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Total loans:
Balance outstanding at beginning of period	$206,234	$199,922	$187,595	$157,496	$145,304

Originations:
Mortgage loans	30,806	36,504	40,737	85,146	52,320
Commercial and consumer loans	7,047	7,067	8,819	6,595	4,049

Total originations	37,853	43,571	49,556	91,741	56,369

Deduct:
Principal repayments:
Mortgage loans	31,303	30,498	31,235	47,877	39,850
Commercial and consumer loans	5,990	6,141	4,724	8,080	3,541

Total principal payments	37,293	36,639	35,959	55,957	43,391

Transfers to foreclosed real estate	357	118	374	761	302

Loan sales – Sonyma(1) and Freddie Mac	406	—	—	4,046	—
Loan sales – guaranteed student loans	402	419	592	603	405

Loans charged off	170	83	304	275	79

Total deductions	38,628	37,259	37,229	61,642	44,177

Balance outstanding at end of period	$205,459	$206,234	$199,922	$187,595	$157,496

(1)	State of New York Mortgage Agency.

Residential Mortgage Lending. We emphasize the origination of residential mortgage loans secured by one-to-four family properties. At December 31, 2006, loans on one-to-four family residential properties accounted for $149.4 million, or 72.7%, of our total loan portfolio. Of residential mortgage loans outstanding on that date and at December 31, 2005, 6.0% of our loans were adjustable rate mortgage loans and 94.0% were fixed rate loans. At December 31, 2006, approximately 81% of our residential mortgage portfolio was secured by property located in Chautauqua County, 17% by property located in Erie County and 2% by property located elsewhere. Approximately 12.8% of all residential loan originations during fiscal 2006 were refinancings of loans already in our portfolio.

Our loan originations are from customers, residents of our local communities or referrals from local real estate agents, attorneys and builders. Management believes that the Erie County branch offices will be a significant source of new loan generation. Management believes that expanding our residential mortgage lending will continue to enhance our reputation as a service-oriented institution particularly in Erie County, where we are actively developing and expanding our market presence.

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

Our residential lending policies and procedures ensure that our residential mortgage loans generally conform to secondary market guidelines. We originate residential mortgage loans with a loan to value ratio up to 97%, and up to 100% with our Rural Development Guaranteed Loan Program (GLP) mortgage loan product. Mortgages originated with a loan-to-value ratio exceeding 80% normally require private mortgage insurance. Private mortgage insurance is not required on loans with an 80% or less loan to value ratio.

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

Home Equity Loans and Lines of Credit. We provide home equity loans and home equity lines of credit to our customers. We offer a home equity loan or line of credit with a minimum balance of $5,000 up to a maximum of 90% of the total loan to value ratio. Home equity lines of credit products, which have interest rates tied to prime, generally have a 15 year draw period and a 15 year payback period. Fixed rate home equity loans range from terms of 5 to 15 years. These loans, as a group, totaled $25.9 million and $28.6 million at December 31, 2006 and 2005, respectively. Approximately 75.0% of such loans have adjustable rates and 25.0% have fixed rates. At December 31, 2006 and 2005, such loans constituted 12.6% and 13.9% of our total loan portfolio.

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location, and physical condition. At December 31, 2006 and 2005, our commercial real estate loan portfolio consisted of loans totaling $17.2 million and $16.8 million respectively, or 8.3% and 8.2%, respectively, of total loans. Of the commercial real estate portfolio at December 31, 2006, approximately 80% consisted of loans that are collateralized by properties in Chautauqua County and 20% by properties in Erie County. Our commercial real estate loan portfolio is diverse and does not have any significant loan concentration by type of industry or borrower. We lend up to a maximum loan-to-value ratio of 80% on commercial properties and require a minimum debt coverage ratio of 1.2 to 1. Commercial real estate lending involves additional risks compared with one-to-four family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than residential mortgage loans. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Our loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk and are designed to set such limits within those prescribed by applicable federal and state statutes and regulations.

Construction Loans. We originate loans to finance the construction of both one-to-four family homes and commercial real estate. These loans typically have a one-year construction period, whereby draws are taken and interest only payments are made. As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds. At the end of the construction period, the loan automatically converts to either a conventional or commercial mortgage, as applicable. At both December 31, 2006 and 2005, our construction loan portfolio consisted of loans totaling $1.6 million, or 0.8% of total loans.

Commercial Loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. The average commercial loan is for a principal amount ranging from $100,000 to $300,000. At December 31, 2006 and 2005, our commercial loan portfolio consisted of loans totaling $8.7 million and $8.3 million, respectively, or 4.3% and 4.0%, respectively, of total loans. Many commercial loans have variable interest rates tied to the prime rate, and are for terms generally not in excess of 15 years. Whenever possible, we collateralize these loans with a lien on business assets and equipment and the personal guarantees from principals of the borrower. Interest rates on commercial loans generally have higher yields than residential mortgages. We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases, and the refinancing of existing corporate debt.

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

Consumer Loans. We offer a variety of consumer loans. At both December 31, 2006 and 2005, our consumer loan portfolio totaled $2.7 million, or 1.3%, of total loans. The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit, which are available for amounts up to $5,000 for unsecured loans and greater amounts for secured loans depending on the type of loan and value of the collateral. Consumer loans, excluding overdraft lines of protection, generally are offered for terms of up to 10 years, depending on the collateral, at fixed interest rates. Our consumer loan portfolio also consists of:

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

Loan Approval Procedures and Authority. Our lending policies are established by our Board of Directors. Currently, our President and Chief Executive Officer and Executive Vice President, Chief Operations and Commercial Officer have authority to approve loans for principal amounts of up to $100,000. Loans in excess of $100,000 in principal amount, but less than $500,000 must be approved by the Executive Committee of our Board of Directors, which meets once a month. Loans with principal amounts in excess of $500,000 must be reviewed and approved by a vote of our Board of Directors, which meets once a month. Additionally, branch managers are granted authority to approve loans, mainly consumer loans, in smaller amounts deemed appropriate by our Board of Directors.

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

Once a residential loan has been delinquent for more than 90 days, the loan is deemed a “classified asset” and is reported to our board of directors. A final letter is sent to the borrower demanding payment in full by a certain date. Failure to pay after 90 days of the original due date generally results in legal action, notwithstanding ongoing collection. In the case of a secured loan, the collateral is reviewed to determine whether its possession would be cost-effective for us. In cases where the collateral fails to fully secure the loan, we may also sue on the note and not just repossess any collateral.

If a commercial loan has been delinquent for more than 30 days, the loan file is reviewed for classification, and the borrower is contacted. If a commercial loan is 90 days or more past due, the loan is considered non-performing. If the delinquency continues, the borrower is advised of the date that the delinquency must be cured, or the loan is considered to be in default. Foreclosure procedures will begin on loans secured by real estate, and all other legal remedies are pursued.

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

Loans Past Due and Non-performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $1.5 million at both December 31, 2006 and 2005.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
One-to-four family	$503	$548	$419	$368	$417
Construction	—	—	—	—	—
Commercial real estate	133	239	101	55	—
Home equity loans and lines of credit	83	54	106	31	81
Other loans:
Commercial loans	—	76	—	—	7
Consumer loans	—	12	24	14	—

Total	$719	$929	$650	$468	$505

Loans accounted for on a nonaccrual basis:
Mortgage loans on real estate:
One-to-four family	$579	$368	$127	$230	$674
Construction	—	—	—	194	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	4	5	6	8	118
Other loans:
Commercial loans	—	43	—	126	94
Consumer loans	7	17	9	26	17

Total non-accrual loans	590	433	142	584	903

Total nonperforming loans	1,309	1,362	792	1,052	1,408

Foreclosed real estate	183	86	140	454	112
Restructured loans	—	—	—	—	—

Total nonperforming assets	$1,492	$1,448	$932	$1,506	$1,520

Ratios:
Nonperforming loans as a percent of gross loans:	0.64%	0.66%	0.40%	0.56%	0.89%
Nonperforming assets as a percent of total assets:	0.42%	0.43%	0.28%	0.50%	0.64%

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

Our recorded investment in non-accrual loans totaled $590,000 and $433,000 at December 31, 2006 and 2005, respectively. If all non-accrual loans had been current in accordance with their terms during the years ended December 31, 2006, 2005 and 2004, interest income on such loans would have amounted to $46,000, $49,000 and $19,000, respectively. At December 31, 2006, we did not have any loans not included above which are “troubled debt restructurings” as defined in Statement of Financial Accounting Standard No. 15.

Real estate acquired as a result of foreclosure is classified as other real estate owned until such time as it is sold. We carry foreclosed real estate at lower of outstanding principal balance or at its fair market value less estimated selling costs. If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, we either sell the real property securing the loan at a foreclosure sale or sell the property as soon thereafter as practical.

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

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2006, classified assets consisted of special mention assets of $1.6 million, substandard assets of $3.0 million, doubtful assets of $204,000 and loans classified as loss assets of $0. The classified assets total includes $1.5 million of nonperforming loans and foreclosed real estate.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2006	2005	2004
	(Dollars in thousands)
Special mention assets	$1,605	$1,494	$680
Substandard assets	2,968	2,923	1,522
Doubtful assets	204	17	13
Loss assets	—	48	–

Total classified assets	$4,777	$4,482	$2,215

Delinquencies. The following table provides information about delinquencies in our loan portfolios at the dates indicated.

	At December 31,
	2006		2005		2004
	60-89 Days Past Due	90 + Days Past Due	60-89 Days Past Due	90 + Days Past Due	60-89 Days Past Due	90 + Days Past Due
	(Dollars in thousands)
Residential real estate(1)	$307	$1,169	$755	$974	$524	$658

Commercial real estate	—	133	218	239	111	101

Commercial business	192	—	11	76	39	—

Consumer loans	4	7	6	25	18	33

Total	$503	$1,309	$990	$1,314	$692	$792

(1)	Includes home equity loans and lines of credit and construction loans.

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

The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as either doubtful, substandard, or special mention. See “Asset Quality – Classification of Assets.” For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of the loan. The general component covers non-

classified loans and is based on historical loss experience adjusted for qualitative factors. Qualitative factors include past loss experience, loans originated in areas outside of the historic market area for loan activity, trends in loan volume, type and volume of loans, changes in lending policies and procedures, underwriting standards, collections, chargeoffs and recoveries, national and local economic conditions, concentrations of credit and the effect of external factors on the level of estimated credit losses in the current portfolio. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses, such as downturns in the local economy. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payment when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures. At December 31, 2006, there were no loans classified as impaired loans. At December 31, 2005, we classified two loans as impaired loans, for $103,000. These loans were removed from “impaired” status in 2006, when the loans became current. Refer to Note 5 in the Notes to the Financial Statements for more information on our impaired loans.

For the year ended December 31, 2006, an increase to our allowance for loan losses through a provision for loan losses was deemed necessary based on our evaluation of the items discussed above. Specifically, the provision for loan losses increased by $138,000 from $20,000 for the year ended December 31, 2005 to $158,000 for the year ended December 31, 2006. The increase is attributed to a $295,000 increase in total classified assets from $4.5 million as of December 31, 2005 to $4.8 million as of December 31, 2006. Included in the classified assets total as of December 31, 2006, was an increase of $187,000 in the “Doubtful” assets category, which indicated a high probability of loss within the loan portfolio. Furthermore, the average balance of our loan portfolio increased from $200.7 million as of December 31, 2005 to $205.4 million as of December 31, 2006 and net chargeoffs increased from $68,000 for the year ended December 31, 2005 to $141,000 for the year ended December 31, 2006. We believe that the allowance for loan losses accurately reflects the level of risk inherent in the loan portfolio and the risk of lending in our community.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of period:	$1,240	$1,288	$1,293	$1,217	$924
Provision for loan losses	158	20	267	345	360

Charge-offs:
Mortgage loans on real estate:
One-to-four family	49	16	24	200	43
Construction	—	—	—	—	—
Commercial real estate	—	—	117	—	—
Home equity loans and lines of credit	—	29	—	—	8
Other loans:
Commercial loans	86	12	126	17	5
Consumer loans	35	26	37	58	23

Total charge-offs:	170	83	304	275	79

Recoveries:
Mortgage loans on real estate:
One-to-four family	—	—	23	4	4
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	1
Other loans:
Commercial loans	28	14	—	—	—
Consumer loans	1	1	9	2	7

Total Recoveries	29	15	32	6	12

Net charge-offs	141	68	272	269	67

Balance at end of period	$1,257	$1,240	$1,288	$1,293	$1,217

Average loans outstanding	$205,419	$200,652	$193,435	$162,810	$149,260

Ratio of net charge-offs to average loans outstanding	0.07%	0.03%	0.14%	0.17%	0.04%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated. The allowance for loan losses allocated to each category is not necessarily indicative of inherent losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2006			2005			2004			2003			2002
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:

One-to-four family	$733	58.3%	72.7%	$648	52.2%	71.8%	$527	40.9%	71.2%	$379	29.3%	72.1%	$503	41.3%	68.0%
Home equity loans and lines of credit	93	7.4%	12.6%	94	7.6%	13.9%	110	8.5%	14.2%	61	4.7%	13.8%	107	8.8%	15.0%
Commercial real estate	236	18.8%	8.3%	238	19.2%	8.2%	197	15.3%	7.7%	430	33.3%	7.8%	189	15.5%	8.7%

Construction	—	—	0.8%	—	—	0.7%	—	—	1.2%	—	—	1.3%	—	—	2.1%

	1,062	84.5%	94.4%	980	79.0%	94.7%	834	64.7%	94.3%	870	67.3%	95.0%	799	65.6%	93.8%

Other loans:
Commercial loans	136	10.8%	4.3%	141	11.4%	4.0%	139	10.8%	4.3%	156	12.1%	3.2%	145	11.9%	4.0%
Consumer loans	32	2.5%	1.3%	33	2.7%	1.3%	27	2.1%	1.4%	35	2.7%	1.8%	25	2.1%	2.2%

	168	13.4%	5.6%	174	14.1%	5.3%	166	12.9%	5.7%	191	14.8%	5.0%	170	14.0%	6.2%

Total allocated	$1,230	97.9%	100.0%	$1,154	93.1%	100.0%	$1,000	77.6%	100.0%	$1,061	82.1%	100.0%	$969	79.6%	100.0%

Total unallocated	$27	2.1%		$86	6.9%		$288	22.4%		$232	17.9%		$248	20.4%

Balance at end of period	$1,257	100.0%		$1,240	100.0%		$1,288	100.0%		$1,293	100.0%		$1,217	100.0%

The allowance for loan losses allocated to the commercial real estate portfolio increased significantly in 2003 due to loans classified as a loss at the end of 2003.

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

Investment Activities

General. Our Board of Directors reviews and approves our investment policy on an annual basis. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. The Board of Directors has delegated primary responsibility for ensuring that the guidelines in the investment policy are followed to the Chief Executive Officer and President and the Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer are responsible for making securities portfolio decisions in accordance with established policies and have the authority to purchase and sell securities within the specific guidelines established by the investment policy. In addition, all transactions are reviewed by the Asset/Liability Committee which meets at least quarterly.

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

As of December 31, 2006, our entire portfolio is classified as “available for sale” and is reported at fair value. Our portfolio consists of collateralized mortgage obligations, U.S. Government agency backed securities, asset-backed securities, U.S. Government obligations and municipal bonds. Nearly all our mortgage backed securities are directly or indirectly insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association or the Federal Home Loan Mortgage Association.

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

	At December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government obligations	5,150	5,383	3,099	3,226	2,118	2,162
State and municipal obligations	7,347	7,359	2,662	2,634	—	—
Mortgage-backed securities:
Collateralized mortgage obligations	59,094	58,247	48,803	47,731	47,306	46,933
Government National Mortgage Association	32	34	65	69	80	88
Federal Home Loan Mortgage Association	5,988	5,838	7,072	6,886	9,158	9,175
Federal Home Loan Mortgage Corporation	13,545	13,100	15,877	15,274	19,151	18,923
Asset-backed securities:	16,651	16,536	17,072	16,869	20,395	20,328

Total available for sale	107,807	106,497	94,585	92,620	98,128	97,521

Securities held to maturity:
U.S. Government obligations:(1)	—	—	2,057	2,267	2,067	2,196
Mortgage-backed securities:(2)
Government National Mortgage Association	—	—	65	69	80	88
Federal Home Loan Mortgage Association	—	—	107	107	136	139
Federal Home Loan Mortgage Corporation	—	—	46	46	76	80

Total held to maturity	—	—	2,275	2,489	2,359	2,503

Total investment securities	$107,807	$106,497	$96,860	$95,109	$100,487	$100,024

(1)	– At the end of 2006, U.S. Government obligations in the Held to Maturity portfolio were transferred to the Available for Sale portfolio. The securities were originally purchased to fund a supplemental employee retirement plan (SERP) for our directors and executive officers. In 2006, the Bank purchased bank-owned life insurance to fund the SERP. As such, it was no longer necessary to keep the U.S. Government obligations in the Held to Maturity portfolio, as the original purpose for purchasing the securities was no longer applicable.
(2)	– At the end of 2006, mortgage-backed securities in the Held to Maturity portfolio were transferred to the Available for Sale portfolio, as the Company had already collected a substantial portion of the principal outstanding on these securities.

At December 31, 2006, non-U.S. Government obligations and Government agency securities that exceeded 10.0% of equity were as follows:

Issuer	Book Value	Fair Value
	(In thousands)
Asset backed securities
Countrywide Asset Backed Certificates	$6,505	$6,481

Total	$6,505	$6,481

Investment Securities Portfolio, Maturities and Yields. The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, with the exception of equity securities, at December 31, 2006. Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	( Dollars in thousands)
Available for Sale Securities:
U.S. Government agencies	$—	—	$989	4.21%	$—	—	$4,161	5.15%	$5,150	$5,383	4.97%
State and municipal obligations(1)	—	—	—	—	4,731	3.74%	2,616	4.09%	7,347	7,359	3.86%
Mortgage-backed securities	—	—	19,433	3.92%	5,666	4.12%	53,560	4.33%	78,659	77,219	4.21%
Asset-backed securities	—	—	—	—	—	—	16,651	4.89%	16,651	16,536	4.89%

Total debt securities:	$—	—	$20,422	3.93%	$10,397	3.95%	$76,988	4.49%	$107,807	$106,497	4.33%

(1)	Yields are presented on a tax-equivalent basis.

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

Deposit balances in our NOW account constituted 69% and 75% of our checking account balances at December 31, 2006 and 2005, respectively. These accounts provide interest-earning checking, with a weighted average rate at December 31, 2006 of 0.70%.

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

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts, demand accounts and other interest bearing accounts) represented 42.8% and 44.3% of total deposits on December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, time deposits with remaining terms to maturity of less than one year amounted to $125.5 million and $94.8 million, respectively.

The following table presents our time deposit accounts categorized by interest rates which mature during each of the periods set forth below and the amounts of such time deposits by interest rate at each of December 31, 2006, 2005 and 2004.

	Period to maturity from December 31, 2006				At December 31,
	Less than One Year	More than One Year to Two Years	More Than Two Years to Three Years	More than Three Years	2006	2005	2004
	(Dollars in thousands)
Interest Rate Range
1.99% and below	$2,203	$375	$—	$7	$2,585	$9,227	$36,591
2.00% to 2.99%	4,627	46	102	10	4,785	34,361	66,497
3.00% to 3.99%	22,812	10,839	1,871	280	35,802	73,138	27,226
4.00% to 4.99%	61,636	2,167	626	302	64,731	22,509	1,141
5.00% to 5.99%	34,207	452	3	149	34,811	583	572
6.00% and above	—	—	—	—	—	–	59

Total	$125,485	$13,879	$2,602	$748	$142,714	$139,818	$132,086

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio:

	At December 31,
	2006		2005		2004
	Amount	Percent of total deposits	Amount	Percent of total deposits	Amount	Percent of total deposits
	(Dollars in thousands)
Deposit type:
Savings	$25,922	10.38%	$27,871	11.11%	$30,007	12.32%
Money market	24,551	9.84%	27,949	11.14%	30,765	12.63%
Interest bearing demand	38,992	15.62%	41,443	16.52%	39,488	16.21%
Non-interest bearing Demand	17,458	6.99%	13,809	5.50%	11,208	4.60%

Total core deposits	106,923	42.83%	111,072	44.27%	111,468	45.76%

Time deposits with original maturities of:
Three months or less	767	0.31%	1,749	0.70%	1,861	0.76%
Over three months to twelve months	60,316	24.16%	28,544	11.38%	31,069	12.77%
Over twelve months to twenty-four months	54,184	21.71%	62,636	24.97%	57,634	23.66%
Over twenty-four months to thirty-six months	22,558	9.04%	40,253	16.04%	35,692	14.66%
Over thirty-six months to forty-eight months	3,551	1.42%	5,176	2.06%	4,416	1.81%
Over forty-eight months to sixty months	824	0.33%	941	0.37%	1,100	0.45%
Over sixty months	514	0.20%	519	0.21%	314	0.13%

Total time deposits	142,714	57.17%	139,818	55.73%	132,086	54.24%

Total deposits	$249,637	100.00%	$250,890	100.00%	$243,554	100.00%

Time deposits with original maturities of over three months to twelve months increased significantly in 2006, as customers moved their funds to this category from traditional core deposits and longer-term time deposits to take advantage of higher interest rates.

At December 31, 2006, we had $30.9 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$6,079
Over three months through six months	9,431
Over six months through twelve months	12,445
Over twelve months	2,923

Total	$30,878

Short-term Borrowings. Our borrowings consist of short-term Federal Home Loan Bank advances. At December 31, 2006 and 2005, our short-term borrowings from the Federal Home Loan Bank of New York were $10,605,000 and $11,205,000, respectively. The short-term borrowings at December 31, 2006 had fixed rates of interest ranging from 5.43% to 5.45% and mature within one year. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated. We have an available line of credit of $34.6 million at December 31, 2006 and a one month overnight repricing line of credit of $34.6 million. We did not have any outstanding borrowings on the lines of credit as of December 31, 2006.

	At December 31,
	2006	2005	2004
	(Dollars in thousands)
At December 31
Amount outstanding	$10,605	$11,205	$11,725
Weighted average interest rate	5.44%	4.41%	2.30%
For the period ended December 31
Highest amount at a month-end	$20,075	$12,305	$13,700
Daily average amount outstanding	11,759	10,420	12,501
Weighted average interest rate	5.10%	3.30%	2.24%

Subsidiary Activities

Lake Shore Savings is the only subsidiary of Lake Shore Bancorp. Lake Shore Savings has no subsidiaries.

Personnel

As of December 31, 2006, we had 82 full-time employees and 21 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation

General

Lake Shore Savings is a federal stock savings bank and is subject solely to the regulation, examination and supervision of the Office of Thrift Supervision with the Federal Deposit Insurance Corporation as its deposit insurer.

Lake Shore Savings is a member of the Deposit Insurance Fund, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation. Lake Shore Savings is also a member of the Federal Home Loan Bank of New York, which is one of the 12 regional Federal Home Loan Banks. Lake Shore Savings must file reports with the Office of Thrift Supervision concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The Office of Thrift Supervision conducts periodic examinations to assess Lake Shore Savings’ compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. As a savings and loan holding company, Lake Shore Bancorp is required to file certain reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision and of the Securities and Exchange Commission under the federal securities laws.

The Office of Thrift Supervision and the Federal Deposit Insurance Corporation have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission or the United States Congress, could have a material adverse impact on us, Lake Shore Savings, and our operations and stockholders.

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

Lake Shore Savings may also satisfy the qualified thrift lender test by qualifying as a domestic building and loan association as defined in the Internal Revenue Code of 1986, as amended. Lake Shore Savings met the qualified thrift lender test at December 31, 2006 and in each of the prior 12 months, and, therefore, qualified as a thrift lender. If Lake Shore Savings fails the qualified thrift lender test, it must either operate under certain restrictions on its activities or convert to a national bank charter.

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

At December 31, 2006, Lake Shore Savings met each of its capital requirements, in each case on a fully phased-in basis.

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

The Office of Thrift Supervision may disapprove of a notice of application if:

•	Lake Shore Savings would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns;

•	the capital distribution would violate a prohibition contained in any statute, regulation, or agreement; or

•	our ability to pay dividends, service our debt obligations, and repurchase our common stock is dependent upon receipt of dividend payments from Lake Shore Savings.

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

Lake Shore Savings has an on-going commitment to work with the Chautauqua Home Rehabilitation and Improvement Corporation in obtaining Federal Home Loan Bank grants to assist with community improvement efforts. There are many homes in Chautauqua County that are in need of repairs to enable such homes to be in compliance with applicable housing codes. Lake Shore Savings works with the Chautauqua Home Rehabilitation and Improvement Corporation to locate blighted properties and apply for grant assistance for repairs. Lake Shore Savings also participates in the Chautauqua Home Rehabilitation and Improvement Corporation Family Loan program which is a consumer lending program. Through this program, it makes secured and insured consumer loans at below market rates to lower and moderate income borrows who have been qualified by this agency and who are trying to improve their credit score. The agency guarantees these loans and will make the final $1,000 payment on a loan if the borrower is current and in good standing with us. These commitments are ways Lake Shore Savings strives to improve its community and which has contributed to its receiving an “Outstanding” Community Reinvestment Act rating on its last three evaluations by the Office of Thrift Supervision, the most recent being as of November 17, 2004.

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

At December 31, 2006, Lake Shore Savings met the criteria for being considered “well-capitalized.” When appropriate, the Office of Thrift Supervision can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.

Deposit Insurance. The Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund on March 31, 2006. Lake Shore Savings is a member of the Deposit Insurance Fund and pays its deposit insurance assessments to the Deposit Insurance Fund.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Deposit Insurance Corporation established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance fund. Effective January 1, 2007, the Federal Deposit Insurance Corporation established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the Federal Deposit Insurance Corporation assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. The Federal Deposit Insurance Corporation allows the use of credits for assessments previously paid, and the Bank has been notified that it has credits that will offset certain assessments.

In addition, all Federal Deposit Insurance Corporation-insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments, set by the Federal Deposit Insurance Corporation quarterly, will continue until the Financing Corporation bonds mature in 2017 through 2019.

Under the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. Lake Shore Savings is a member of the Federal Home Loan Bank of New York, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions: (i) the greater of $1,000 or 0.20% of the member’s mortgage-related assets; and (ii) 4.50% of the dollar amount of any outstanding advances under such member’s advances, collateral pledge and security agreement with the Federal Home Loan Bank of New York. Lake Shore Savings, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to 0.20% of the total assets of Lake Shore Savings. Lake Shore Savings is also required to own activity based stock, which is based on 4.50% of Lake Shore Savings’ outstanding advances. These percentages are subject to change by the Federal Home Loan Bank. Lake Shore Savings was in compliance with this requirement with an investment in Federal Home Loan Bank of New York stock at December 31, 2006 of $2.5 million. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

THE U.S.A. PATRIOT ACT

Lake Shore Savings is subject to the USA PATRIOT Act, which gives the federal government new powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and amendments to the Bank Secrecy Act. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following obligations on financial institutions:

•

All financial institutions must establish anti-money laundering programs that include, at minimum: (1) internal policies, procedures, and controls; (2) specific designation of an anti-money laundering compliance officer; (3) ongoing employee training programs; and (4) an independent audit function to test the anti-money laundering program.

•	Rules establishing minimum standards for customer due diligence, identification and verification became effective on October 1, 2003.

•

Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) are required to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report instances of money laundering through those accounts.

•

Financial institutions are prohibited from establishing, maintaining, administering, or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and requires financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

Holding Company Regulation

Lake Shore Bancorp and Lake Shore, MHC are savings and loan holding companies regulated by the Office of Thrift Supervision. As such, Lake Shore Bancorp and Lake Shore, MHC are registered with and subject to Office of Thrift Supervision examination and supervision, as well as certain reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Lake Shore Bancorp and Lake Shore, MHC and any of their non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

Restrictions Applicable to Lake Shore Bancorp. Under the Gramm-Leach-Bliley Act, the activities of all unitary savings and loan holding companies formed after May 4, 1999, such as Lake Shore Bancorp, must be financially related activities permissible for bank holding companies, as defined under the Gramm-Leach-Bliley Act. Accordingly, Lake Shore Bancorp’s activities are restricted to:

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

In addition, Lake Shore Bancorp is not be permitted to be acquired unless the acquirer is engaged solely in financial activities or to acquire a company unless the company is engaged solely in financial activities.

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

Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits savings and loan holding companies, including Lake Shore Bancorp and Lake Shore, MHC, directly or indirectly, from acquiring:

•	control (as defined under the Home Owners’ Loan Act) of another savings institution (or a holding company parent) without prior Office of Thrift Supervision approval;

•

through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior Office of Thrift Supervision approval; or

•

control of any depository institution not insured by the Federal Deposit Insurance Corporation (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the Office of Thrift Supervision).

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

•	in the case of certain emergency acquisitions approved by the Federal Deposit Insurance Corporation;

•	if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

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

Waivers of Dividends by Lake Shore, MHC. Office of Thrift Supervision regulations require Lake Shore, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Lake Shore Bancorp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:

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

Conversion of Lake Shore, MHC to Stock Form. Office of Thrift Supervision regulations permit Lake Shore, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new stock holding company would be formed as the successor to Lake Shore Bancorp (the “New Holding Company”), Lake Shore, MHC’s corporate existence would end, and certain depositors and borrowers of Lake Shore Savings would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Lake Shore, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Lake Shore Bancorp immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by Lake Shore, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Lake Shore, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the offering conducted as part of the Conversion Transaction.

Any Conversion Transaction would require the approval of a majority of the outstanding shares of common stock of Lake Shore Bancorp held by Minority Stockholders and by two thirds of the total outstanding shares of common stock of Lake Shore Bancorp. Any second-step conversion transaction also would require the approval of a majority of the eligible votes of members of Lake Shore, MHC.

Federal Securities Laws

Our common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended. We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.

Item 1A.	Risk Factors.

Risks Related To Our Business

We Have Recently Opened New Branches And Expect To Open Additional New Branches In The Near Future. Opening New Branches Reduces Our Short-Term Profitability Due To One-Time Fixed Expenses Coupled With Low Levels Of Income Earned By The Branches Until Their Customer Bases Are Built. We opened two new branches in Orchard Park and East Amherst, New York in 2003 and one more in Hamburg, New York in December 2005. We intend to continue to expand through de novo branching. The expense associated with building and staffing new branches will significantly increase our non-interest expense, with compensation and occupancy costs constituting the largest amount of increased costs. Losses are expected from new branches for some time as the expenses associated with it are largely fixed and is typically greater than the income earned as a branch builds up its customer base. Our management has projected that it will take approximately 36 to 48 months for the Hamburg branch to become profitable. The branch we opened in East Amherst in 2003 is not yet profitable, but is expected to be profitable by the end of the first quarter in 2008. All of our other full-service branches are individually profitable. There can be no assurance that our branch expansion strategy will result in increased earnings, or that it will result in increased earnings within a reasonable period of time. We expect that the success of our branching strategy will depend largely on the ability of our staff to market the deposit and loan products offered by us. Depending upon locating acceptable sites, we anticipate opening one or two branches in each of the next several years.

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

Low Demand For Real Estate Loans May Lower Our Profitability. Making loans secured by real estate, including one-to-four family and commercial real estate, is our primary business and primary source of revenue. If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans. Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates. For example, customer demand for loans secured by real estate had decreased in our market area as a result of interest rate increases during 2004 and 2005. In 2006, interest rates remained steady, and loan demand met our projections. However, the weighted average interest rate on our loan portfolio was not enough to offset the higher interest expenses incurred on our deposit portfolio, which resulted in lower profitability.

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

Our Ability To Grow May Be Limited If We Cannot Make Acquisitions. We intend to seek to expand our banking franchise, internally and by acquiring other financial institutions or branches and other financial service providers. However, we have no specific plans for expansion or acquisitions at this time. Our ability to grow through selective acquisitions of other financial institutions or branches will depend on successfully identifying, acquiring and integrating those institutions or branches. We cannot assure you that we will be able to generate internal growth or identify attractive acquisition candidates, make acquisitions on favorable terms or successfully integrate any acquired institutions or branches.

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

In 2006, our earnings were adversely impacted by an increase in short term interest rates, resulting in an inverted yield curve. The rates on our short term deposits increased significantly during 2006, while rates on our long-term loan products remained steady. As a result, our net interest spread decreased from 2.93% as of December 31, 2005 to 2.60% as of December 31, 2006. However, our net interest income increased due to our conversion to a public company, which allowed us to invest excess funds into the short-term fed funds market, resulting in increased interest income. In 2006, we entered into a derivative contract as part of our risk management strategy to protect against market fluctuation in interest rates. Refer to Note 4 of Notes to our Financial Statements for more information.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We conduct our business through our corporate headquarters, administrative offices, and eight branch offices. At December 31, 2006, the net book value of the computer equipment and other furniture, fixtures, and equipment of our offices totaled $1.4 million. For more information, see Note 6 of Notes to our Financial Statements.

Location	Leased or Owned	Original Date Acquired	Net Book Value December 31, 2006 (In thousands)
Corporate Headquarters

125 East Fourth Street Dunkirk, NY 14048	Owned	1995	$95

Branch Offices:

Chautauqua County

128 East Fourth Street Dunkirk, NY 14048	Owned	1930	920
30 East Main Street Fredonia, NY 14063	Owned	1996	800
1 Green Avenue Jamestown, NY 14701	Owned/Leased(1)	1996	754
115 East Fourth Street Jamestown, NY 14701	Owned	1997	339
106 East Main Street Westfield, NY 14787	Owned/Leased(2)	1998	304

Erie County

5751 Transit Road East Amherst, NY 14051	Owned	2003	1,181
3111 Union Road Orchard Park, NY 14127	Leased(3)	2003	196
59 Main Street Hamburg, NY 14075	Leased(4)	2005	113

Administrative Offices:

31 East Fourth Street Dunkirk, NY 14048	Owned	2003	300
123 East Fourth Street Dunkirk, NY 14048	Owned	1995	100

(1)	The building is owned. The land is leased. The lease expires in September 2015.
(2)	The building is owned. Parking lot is leased on an annual basis.
(3)	The lease expires in January 2017.
(4)	The lease expires in 2028.

Item 3.	Legal Proceedings.

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

A special meeting of shareholders of Lake Shore Bancorp was held on October 24, 2006. The proposals submitted to shareholders and the tabulation of votes for each proposal were as follows:

1. Approval of the Lake Shore Bancorp, Inc. 2006 Stock Option Plan.

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
1,741,241	444,311	26,973

2. Approval of the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan.

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
1,545,162	626,852	40,511

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Our common stock is listed in the Nasdaq Global Market under the symbol LSBK. The following table sets forth the range of high and low sales price for our common stock on the Nasdaq Global Market by quarter since our initial public offering in April 2006:

	2006
	High Price	Low Price
First Quarter	N/A	N/A

Second Quarter	$10.80	$9.92

Third Quarter	$11.10	$9.95

Fourth Quarter	$14.50	$11.10

Holders

As of February 28, 2007, there were 1,048 holders of record of an aggregate of 6,612,500 shares of Lake Shore Bancorp common stock issued and outstanding.

Dividends

Lake Shore Bancorp became a public company in April 2006 and we began paying dividends on our common stock in November 2006. We paid one quarterly cash dividend of $0.03 per share during 2006.

Performance Graph

The following graph compares the performance of Lake Shore Bancorp for the periods indicated with the performance of the Nasdaq Stock Market and the performance of a group of thrifts in the mutual holding company form of organization index and a group of thrifts in the $250 million to $500 million asset size index, assuming reinvestment of dividends.

Lake Shore Bancorp, Inc.

	Period Ending
Index	04/05/06	04/30/06	06/30/06	08/31/06	10/31/06	12/31/06
Lake Shore Bancorp, Inc.	100.00	96.94	93.56	99.91	106.07	117.57
NASDAQ Composite	100.00	98.45	92.20	92.81	100.65	102.89
SNL Thrift MHCs	100.00	100.47	103.87	108.58	118.31	125.54
SNL Thrift $250M- $500M Index	100.00	100.60	101.09	102.74	105.79	107.50

Source : SNL Financial LC, Charlottesville, VA	(434) 977-1600
© 2007	www.snl.com

Item 6.	Selected Financial Data.

Our selected consolidated financial and other data is set forth below, which is derived in part from, and should be read in conjunction with, our audited consolidated financial statements and notes thereto, beginning on page F-1 of this Form 10-K.

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Selected financial condition data:
Total assets	$354,237	$333,724	$329,841	$303,511	$238,056
Loans, net	205,677	206,160	199,525	187,138	156,740
Securities available for sale	108,016	94,082	99,170	83,027	52,225
Securities held to maturity	—	2,275	2,359	371	765
Federal Home Loan Bank stock	2,481	2,716	2,709	2,167	1,420
Total cash and cash equivalents	18,682	12,053	11,577	16,753	16,238
Total deposits	249,637	250,890	243,554	230,495	195,092
Short-term borrowings	10,605	11,205	11,725	11,800	4,005
Long-term debt	32,750	37,480	42,260	31,535	11,535
Total equity	53,747	27,995	26,915	24,947	23,942
Allowance for loan losses	1,257	1,240	1,288	1,293	1,217
Non-performing loans	1,309	1,362	792	1,052	1,408
Non-performing assets	1,492	1,448	932	1,506	1,520

	For the year ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Selected operating data:
Interest income	$17,774	$15,956	$14,744	$12,780	$13,182
Interest expense	8,045	6,426	5,332	4,694	4,946

Net interest income	9,729	9,530	9,412	8,086	8,236
Provision for loan losses	158	20	267	345	360

Net interest income after provision for loan losses	9,571	9,510	9,145	7,741	7,876
Total non-interest income	1,805	1,847	1,875	1,728	1,646
Total non-interest expense	8,646	8,350	7,939	7,218	6,201

Income before income taxes	2,730	3,007	3,081	2,251	3,321
Income taxes	911	953	902	744	1,085

Net income	$1,819	$2,054	$2,179	$1,507	$2,236

	For the year ended December 31,
	2006	2005	2004	2003	2002
Selected financial ratios and other data
Performance ratios:
Return on average assets	0.52%	0.62%	0.68%	0.58%	1.00%
Return on average equity	4.05%	7.47%	8.45%	6.24%	9.97%
Interest rate spread(1)	2.60%	2.93%	3.03%	3.18%	3.68%
Net interest margin(2)	3.00%	3.09%	3.15%	3.32%	3.95%
Efficiency ratio(3)	74.96%	73.39%	70.34%	73.55%	62.75%
Non interest expense to average total assets	2.49%	2.53%	2.48%	2.76%	2.77%
Average interest-earning assets to average interest-bearing liabilities	116.16%	107.51%	106.35%	107.49%	111.21%

Capital ratios:
Total risk-based capital to risk weighted assets	23.88%	17.06%	16.34%	16.37%	18.47%
Tier 1 risk-based capital to risk weighted assets	22.81%	16.00%	15.18%	15.19%	17.10%
Tangible capital to tangible assets	11.68%	8.47%	7.99%	7.97%	9.56%
Tier 1 leverage (core) capital to adjustable tangible assets	11.68%	8.47%	7.99%	7.97%	9.56%
Equity to total assets	15.17%	8.39%	8.16%	8.22%	10.06%

Asset quality ratios:
Non-performing loans as a percent of total net loans	0.64%	0.66%	0.40%	0.56%	0.90%
Non-performing assets as a percent of total assets	0.42%	0.43%	0.28%	0.50%	0.64%
Allowance for loan losses as a percent of total net loans	0.61%	0.60%	0.65%	0.69%	0.78%
Allowance for loan losses as a percent of non-performing loans	96.03%	91.04%	162.63%	122.91%	86.43%

Other data:
Number of full service offices	8	8	7	7	5

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents the net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with our financial statements and accompanying notes to financial statements beginning on page F-1 of this Form 10-K, and the other statistical data provided in this Form 10-K.

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

Management Strategy

Our Reputation. Our primary management strategy has been to retain our perceived image as one of the most respected and recognized community banks in Western New York with over 115 years of service to our community. Our management strives to accomplish this goal by continuing to emphasize our high quality customer service and financial strength. We are one of the largest lenders in market share of residential mortgages in Chautauqua County.

Branching. In 2003, we opened new branch offices in Orchard Park and East Amherst, New York. These new offices have generated deposits of $25.4 million and $ 16.7 million as of December 31, 2006, respectively. We opened an additional new branch office in Hamburg, New York in December 2005. This office had generated deposits of $11.9 million as of December 31, 2006. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield, in Chautauqua County, New York and in East Amherst, Hamburg and Orchard Park in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending. Historically, our lending portfolio has been composed predominantly of residential mortgage loans. At December 31, 2006 and 2005, we held $149.4 million and $148.2 million of residential mortgage loans, respectively, which constituted 72.7% and 71.8% of our total loan portfolio, at such respective dates. Due to the historically low interest rates in recent past years, we experienced an increase of mortgage lending and refinancing in 2003 and 2002. Mortgage lending and refinancing has slowed in the past three years as interest rates have risen and the competition for residential mortgage loans, which had previously increased to meet the higher number of loans being generated and refinanced, remained strong. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At December 31, 2006 and December 31, 2005, our commercial real estate loan portfolio consisted of loans totaling $ 17.2 million and $16.8 million respectively, or 8.3% and 8.2%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans. At December 31, 2006 and December 31, 2005, our commercial loan portfolio consisted of loans totaling $ 8.7 million and $8.3 million, respectively, or 4.3% and 4.0%, respectively, of total loans. We will sell loans when appropriate and will retain servicing rights to those loans. We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent. Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. At December 31, 2006, our investment securities totaled $ 110.5 million. Investment securities available for sale, which constituted approximately 98% of investment securities, totaled $ 108.0 million at December 31, 2006.

Inverted Yield Curve. As with all community banks, we face a challenge in monitoring our interest rate risk with an “inverted yield curve.” Banks generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped. Since May 2004, the Federal Reserve has increased the federal funds rate. During this time frame, short and intermediate term interest rates have risen, while some long term rates, most notably the yield on 30 year U.S. Treasury bonds, have declined. The yield curve is now inverted with short term interest rates higher than long term rates. In this environment, the margin between interest earning assets and interest bearing liabilities is shrinking, resulting in reduced net interest income. The rate earned on new investments and loans may not offset the cost of repricing deposits and borrowings. In addition, borrowers that have adjustable rate loans may opt to prepay their loans rather than pay more interest because loan rates have adjusted higher. Adjustable rate loans are generally tied to short term indexes that move in conjunction with the changes in interest rates orchestrated by the Federal Reserve. If we experience a high level of prepayments on adjustable rate loans, that could reduce interest income.

The inverted yield curve makes it difficult to execute a growth strategy to improve income. Most depositors prefer shorter term deposits. When banks have to pay higher rates to attract new deposits, the marginal cost may exceed the marginal revenue earned on new loans or investments, due in part because short term rates are higher than long term rates. Attracting short term deposits may also increase the repricing mismatch between assets and liabilities. Our strategy of maintaining and increasing our interest income in an inverted yield curve environment is to retain deposits at reasonable costs by providing excellent customer service, and by engaging a third party financial advisor to assist us in investing such deposits in attractive permissible investment securities. At December 31, 2006, we had $108.0 million in investment in securities available for sale, the majority of which are mortgage-backed or asset backed securities. In August 2006, we entered into a derivative contract as part of our risk management strategy to protect against market fluctuation in interest rates. An interest rate floor was purchased for $221,000 to protect against a decline in the prime rate earned on home equity adjustable loans within our loan portfolio. Refer to Note 4 of Notes to our Financial Statements for more information.

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

	At December 31, 2006		For the Year ended December 31, 2006			For the Year ended December 31, 2005			For the Year ended December 31, 2004
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits & Federal Funds Sold	$9,612	5.18%	$14,339	629	4.39%	$6,560	142	2.16%	$9,393	101	1.08%
Securities	110,497	4.07%	104,424	4,498	4.31%	101,532	4,021	3.96%	96,075	3,541	3.69%
Loans	205,677	6.15%	205,419	12,647	6.16%	200,652	11,793	5.88%	193,435	11,102	5.74%

Total interest-earning Assets	325,786	5.46%	324,182	17,774	5.48%	308,744	15,956	5.17%	298,903	14,744	4.93%
Other assets	28,451		23,650			21,373			20,681

Total assets	354,237		347,832			$330,117			$319,584

Interest-bearing liabilities:
Demand and NOW accounts	$38,992	0.57%	37,293	224	0.60%	$38,163	152	0.40%	$38,344	110	0.29%
Money market accounts	24,551	1.08%	25,525	265	1.04%	29,413	268	0.91%	30,922	275	0.89%
Savings accounts	25,922	0.54%	25,890	139	0.54%	29,833	151	0.51%	31,391	159	0.51%
Time deposits	142,714	3.68%	138,409	5,247	3.79%	136,141	3,945	2.90%	127,658	3,130	2.45%
Borrowed funds	43,355	4.68%	48,454	2,027	4.18%	51,357	1,824	3.55%	50,760	1,593	3.14%
Advances from borrowers on taxes and insurance	2,545	0.86%	2,101	22	1.05%	1,890	45	2.38%	1,610	40	2.48%
Other interest-bearing liabilities	1,404	8.62%	1,414	121	8.56%	368	41	11.14%	379	25	6.60%

Total interest bearing liabilities	279,483	2.88%	279,086	8,045	2.88%	287,165	6,426	2.24%	281,064	5,332	1.90%

Other non-interest bearing liabilities	21,007		23,786			15,345			12,737
Equity	53,747		44,962			27,607			25,783

Total liabilities and equity	$354,237		347,834			$330,117			$319,584

Net interest income				$9,729			$9,530			$9,412

Interest rate spread					2.60%			2.93%			3.03%
Net interest margin					3.00%			3.09%			3.15%

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

	Year Ended December 31, 2006 Compared to Year Ended December 31, 2005			Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$226	$261	$487	$79	$(38)	$41
Securities	360	117	477	272	208	480
Loans	569	285	854	271	420	691

Total interest-earning assets	1,155	663	1,818	622	590	1,212

Interest-bearing liabilities:
Demand and NOW accounts	76	(4)	72	43	(1)	42
Money market accounts	35	(38)	(3)	7	(14)	(7)
Savings accounts	9	(21)	(12)	–	(8)	(8)
Time deposits	1,235	67	1,302	597	218	815

Total deposits	1,355	4	1,359	647	195	842

Other interest-bearing liabilities:
Borrowed funds	311	(108)	203	212	19	231
Advances from borrowers on taxes and insurance and other interest-bearing liabilities	(40)	97	57	15	6	21

Total interest-bearing liabilities	1,626	(7)	1,619	874	220	1,094

Net change in interest income	$(471)	$670	$199	$(252)	$370	$118

Comparison Of Financial Condition at December 31, 2006 and December 31, 2005

Total assets at December 31, 2006 were $354.2 million, an increase of $20.5 million from $333.7 million at December 31, 2005. The increase in total assets is predominantly the result of an increase in federal funds sold, investment securities, and bank owned life insurance. Our cash and cash equivalents increased by $6.6 million to $18.7 million at December 31, 2006, from $12.1 million at December 31, 2005. This is due to an increase of $7.6 million in federal funds sold from $792,000 at December 31, 2005 to $8.4 million at December 31, 2006. The increase in federal funds sold is attributed to the receipt of deposits at the end of the year that had not yet been deployed into lending or investment securities as of December 31, 2006. Approximately $6.0 million in deposits had been received in the month of December as a result of an advertising promotion that we had for the one year anniversary of our Hamburg, New York branch office in the Erie County market area. Interest bearing deposits increased by $836,000 to $1.2 million at December 31, 2006. Cash and due from banks decreased by $1.8 million from $10.9 million at December 31, 2005 to $9.1 million at December 31, 2006. All of our cash and cash equivalent balances reflect our liquid funds until they are deployed into lending or investment securities.

Investment securities increased by $11.4 million to $110.5 million at December 31, 2006 from $99.0 million at December 31, 2005. Investment securities available for sale increased by $13.9 million to $108.0 million at December 31, 2006 as compared to $94.1 million at December 31, 2005. The increase is due to the investment of our proceeds from our public stock offering completed on April 3, 2006. In addition, we transferred our held to maturity portfolio into the available for sale portfolio as of December 31, 2006. Approximately $2.0 million of this portfolio was treasury bonds that were originally purchased to fund a supplemental employee retirement plan. In 2006, we purchased bank-owned life insurance to fund the supplemental employee retirement plan. As a result, we no longer needed to hold these bonds until maturity, and moved them to our available for sale portfolio. The remainder of the held to maturity portfolio was transferred because the Company had collected a substantial portion of the principal outstanding on these securities, since the date of acquisition.

Loans receivable, net decreased by $483,000 to $205.7 million at December 31, 2006 from $206.2 million at December 31, 2005. Residential mortgage loans increased $1.2 million to a total of $149.4 million at December 31, 2006 in comparison to $148.2 million at December 31, 2005. Commercial real estate loans increased by $323,000 from December 31, 2006 to December 31, 2005 and home equity loans decreased by $2.7 million. A majority of our home equity loans are adjustable rate loans. In 2006, the interest rates on these loans adjusted upward, which increased the monthly payment amounts. As a result, borrowers began to pay down these loans at a faster rate than in prior years, resulting in the decrease in our loan balance. Mortgage loans and commercial real estate loans represented 72.7% and 8.3%, respectively, of the loan portfolio at December 31, 2006. Deferred loan fees increased by $309,000 from $1.2 million at December 31, 2005 to $1.5 million at December 31, 2006 due to an increase in the cost to originate loans. The allowance for loan losses increased slightly by $17,000 during the period from December 31, 2005 to December 31, 2006.

Deposits decreased by $1.3 million, or 0.50%, to $249.6 million at December 31, 2006, as compared to $250.9 million at December 31, 2005. Our core deposits decreased by $4.2 million from $111.1 million as of December 31, 2005 to $106.9 million as of December 31, 2006. Some of these core deposits were moved into our time deposit portfolio, as customers took advantage of higher interest rates on these products. Our time deposits increased by $2.9 million from $139.8 million as of December 31, 2005 to $142.7 million as of December 31, 2006. The overall decrease in deposits may be attributed to the competitive interest rates being offered by other banks, mutual funds, and financial service groups in our market area.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, decreased by $5.3 million from $48.7 million at December 31, 2005 to $43.4 million at December 31, 2006. We have used these funds as a source of liquidity for loans and investment securities.

Total equity increased by $25.7 million from $28.0 million at December 31, 2005 to $53.7 million at December 31, 2006. The increase in total equity was primarily due to receipt of capital as a result of our stock offering. The equity was also affected by an increase in the net of tax loss on securities available for sale of $450,000. Net income of $1.8 million for the year ended December 31, 2006 also contributed to the increase in equity.

Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005

General. Net income was $1.8 million for the year ended December 31, 2006, a decrease of $235,000 or 11.4%, compared with net income of $2.1 million for the year ended December 31, 2005.

Net Interest Income. Net interest income increased by $199,000, or 2.1%, to $9.7 million for the year ended December 31, 2006 as compared to $9.5 million for the year ended December 31, 2005.

Interest Income. Interest income increased $1.8 million, or 11.4%, from $15.9 million for the year ended December 31, 2005 to $17.8 million for the year ended December 31, 2006. Approximately $854,000 of this increase was attributable to an increase in interest on loans, the average balance of which increased by $4.8 million over the year and had an average yield of 6.16% in 2006 as compared to an average yield of 5.88% in the prior year. $477,000 of the increase was attributable to an increase from interest on investment securities, the average balance of which increased by $2.9 million over the year and had an average yield of 4.31% in 2006 as compared to an average yield of 3.96% in the prior year.

Interest Expense. Interest expense increased by $1.6 million, or 25.2%, from $6.4 million for the year ended December 31, 2005 to $8.0 million for the year ended December 31, 2006. The interest paid on deposits increased by $1.4 million from $4.5 million for the year ended December 31, 2005 to $5.9 million for the year ended December 31, 2006. This was due to an increase in the average yield paid on interest-bearing deposits over the year of 1.25% and was partially offset by a decrease of $6.4 million in the average balance of interest-bearing deposits . The interest expense related to advances from the Federal Home Loan Bank of New York increased by $203,000 from $1.8 million for the year ended December 31, 2005 to $2.0 million for the year ended December 31, 2006 due to an increase in the average rate paid on our borrowings of 0.63% in comparison to the prior year.

Provision for Loan Losses. For the year ended December 31, 2006, the provision for loan losses was $158,000, an increase of $138,000 as compared to the provision for loan losses for the prior year which was $20,000. The increase is attributed to a $296,000 increase in total classified assets from $4.5 million as of December 31, 2005 to $4.8 million as of December 31, 2006. Included in the classified assets total as of December 31, 2006, was an increase of $187,000 in the “Doubtful” assets category. Loans in the “doubtful” assets category generally have a high probability of loss. Furthermore, the average balance of our loan portfolio increased from $200.7 million as of December 31, 2005 to $205.4 million as of December 31, 2006 and net chargeoff’s increased from $68,000 for the year ended December 31, 2005 to $141,000 for the year ended December 31, 2006.

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

Non-interest Income. For each of the years ended December 31, 2006 and 2005 non-interest income, which is a total of service charges and fees, net gains or losses on sales of loans, earnings on bank owned life insurance, as well as other income, not including interest and dividends, totaled $1.8 million.

Non-interest Expense. Non-interest expense increased $296,000 from $8.3 million for the year ended December 31, 2005 to $8.6 million for the year ended December 31, 2006. Non-interest expense includes the expense of salaries and employee benefits, occupancy and equipment costs, data processing, and other costs not related to expenses on deposits or borrowings. Salaries and employee benefits increased $210,000, or 4.8%, primarily due to the expenses related to stock based compensation granted in 2006. Professional services increased $447,000, or 88.5%, due the costs associated with becoming a public company and the outsourcing of our check processing operations to a third party in the third quarter of 2005. Occupancy and equipment increased $42,000, or 3.1%, due to the expenses associated with maintaining our Hamburg branch, which opened in December 2005. These increases were offset by a decrease in other non-interest expenses of $402,000, or 34.7%. The decrease was attributable in part to a $252,000 decrease in check losses in 2006. In 2005, we had recorded a one-time loss of $188,000 for a single, isolated check kiting incident. In 2006, we collected $50,000 of this loss. We did not have a similar loss in 2006. The decrease is also due to a $53,000 decrease in training and travel expenses. In 2006, management curtailed training and travel expenses in an effort to control costs. In 2005, several assets were disposed of as a result of outsourcing our check processing operations to a third party, resulting in a loss on disposal of assets of $59,000 in 2005. A similar expense was not posted in 2006.

Income Tax Expense. Income tax expense decreased by $42,000 from $953,000 for the year ended December 31, 2005 to $911,000 for the year ended December 31, 2006. The decrease is largely attributed to a decrease in income before taxes of $277,000, as compared to 2005. The effective tax rate of 33.4% differs from the statutory rate of 34.0% primarily due to the impact of income on bank-owned life insurance and state income tax.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which as of December 31, 2006, allowed us to borrow up to $34.6 million on an overnight line of credit and $34.6 million on a one-month overnight repricing line of credit We have no borrowings through either of these agreements. We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans. At December 31, 2006, we had outstanding advances totaling $43.4 million.

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

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities. For the year ended December 31, 2006, we originated loans of approximately $37.9 million in comparison to approximately $43.6 million of loans originated during the year ended December 31, 2005. Purchases of investment securities totaled $30.5 million in the year ended December 31, 2006 and $21.4 million in the year ended December 31, 2005.

At December 31, 2006, we had loan commitments to borrowers of approximately $5.5 million and overdraft lines of protection and unused home equity lines of credit of approximately $21.4 million.

Total deposits were $249.6 million at December 31, 2006, as compared to $250.8 million at December 31, 2005. Time deposit accounts scheduled to mature within one year were $125.5 million at December 31, 2006. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us.

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

We do not anticipate any material capital expenditures in 2007. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than debt as described in Note 9 to the Financial Statements and the commitments and unused lines and letters of credit noted above.

We are contractually obligated to make payments as of December 31, 2006 as follows:

		Payments due by Period:
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Long term debt	$32,750	$7,510	$21,440	$3,720	$80

Capital Leases	3,132	141	297	304	2,390

Operating Leases	989	97	258	255	379

Data processing contract	577	274	303	—	—

Total contractual obligations	$37,448	$8,022	$22,298	$4,279	$2,849

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 17 of the Financial Statements beginning at page F-1 for a summary of loan commitments outstanding as of December 31, 2006.

Recent Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management does not believe the adoption of FIN 48 will have a material impact on the Company’s financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on its consolidated financial position, results of operations and cash flows.

On September 29, 2006, the “FASB” issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company properly records the status of its pension and other post-retirement benefit plans in accordance with SFAS 158. The effect of the adoption of SFAS 158 is not material.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has reviewed the impact of SAB 108 and does not believe that it has a material effect on the reported results of operations or financial conditions.

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

Managing interest rate risk is of primary importance to us. The responsibility for interest rate risk management is the function of our Asset/Liability Committee, which includes our Chief Executive Officer and President, Chief Financial Officer and certain members of our Board of Directors. Our Asset/Liability Committee meets at least quarterly, and more often if necessary, to review our asset/liability policies and identify and measure potential risks to earnings due to changes in interest rates. The primary goal of our interest rate risk management is to minimize the potential loss in net interest income that could arise from changes in interest rates given our business strategy, operating environment, capital, liquidity and performance objectives. Our Chief Financial Officer also receives recommendations from a third party financial advisor regarding permissible investment securities, the use of which are part of our management of interest rate risk.

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

The table below sets forth as of December 31, 2006 and December 31, 2005, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of December 31, 2006			As of December 31, 2005
Change in Interest Rates (basis points) (1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change From Base	Percentage Change from Base
	(Dollars in thousands)
+300	$31,609	$(21,027)	(40%)	$20,909	$(18,806)	(47%)
+200	38,842	(13,794)	(26%)	27,341	(12,374)	(31%)
+100	46,100	(6,535)	(12%)	33,713	(6,002)	(15%)
0	52,636	—	—	39,715	—	—
-100	57,553	4,917	9%	43,357	3,642	9%

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase, while a majority of our interest-bearing liabilities are expected to reprice. At December 31, 2006, 87.1% of our loans with contractual maturities of greater than one year had fixed rates of interest, and 94.9% of our total loans had contractual maturities of five or more years. Overall, at December 31, 2006, 86.7% of our total interest-earning assets had contractual maturities of more than five years. Conversely, our interest-bearing liabilities generally have much shorter contractual maturities. A significant portion of our deposits have no contractual maturities and are likely to reprice quickly as short-term interest rates increase. In addition, 87.9% of our certificates of deposit will mature within one year, and 40.8% of our borrowed funds contractually mature within one year. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our earnings.

Since August 2006, the Federal Reserve has left the federal funds rate at 5.25%. At the same time, long term interest rates have not moved higher. Since long term rates move independently of any actions taken by the Federal Reserve, long term rates could move lower or could reverse course and move higher. Higher short term rates and lower long term rates would have a negative impact on our results of operations, as our interest bearing liabilities, both deposits and borrowings, price off short term interest rates. At some point, we anticipate that the yield curve will again become positively sloped. We believe that our current equity position will allow us to weather the current challenges in the interest rate market environment and allow us to take advantage of market opportunities when conditions warrant doing so.

Item 8.	Financial Statements and Supplementary Data.

See pages F-1 through F-39 following the signature page of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d—15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of December 31, 2006, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2006 fiscal year end.

Item 11.	Executive Officer Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2006 fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2006 fiscal year end.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2006 fiscal year end.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2006 fiscal year end.

Item 15.	Exhibits and Financial Statement Schedules.

15(a)(1) Financial Statements. The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

•	Report of Independent Registered Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2006 and 2005

•	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•	Notes to Financial Statements

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or the information is provided elsewhere in the Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Charter of Lake Shore Bancorp, Inc. *

3.2	Bylaws of Lake Shore Bancorp, Inc. ***

4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc. ***

10.1	Form of Executive Employment Agreement by and between David C. Mancuso and Lake Shore Bancorp, Inc. *

10.2	Form of Executive Employment Agreement by and between David C. Mancuso and Lake Shore Savings Bank *

10.3	Form of Change in Control Agreement *

10.4	Severance Pay Plan of Lake Shore Savings Bank *

10.5	1999 Executives Supplemental Benefit Plan *

10.6	2001 Executives Supplemental Benefit Plan *

10.7	1999 Directors Supplemental Benefit Plan *

10.8	2001 Directors Supplemental Benefit Plan *

10.9	Form of Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. **

10.10	Lake Shore Bancorp, Inc. 2006 Stock Option Plan #

10.11	Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan #

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439.
**	Incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on January 13, 2006 (Registration No. 333-129439.
***	Incorporated herein by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 8, 2006 (Registration No. 333-129439.
#	Incorporated herein by reference to the Proxy Statement for our October 24, 2006 special meeting of shareholders filed with the Securities and Exchange Commission on September 7, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2007.

LAKE SHORE BANCORP, INC.

By:	/s/ David C. Mancuso
David C. Mancuso
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael E. Brunecz	CHAIRMAN OF THE BOARD
Michael E. Brunecz		March 29, 2007

/s/ David C. Mancuso	PRESIDENT, CHIEF EXECUTIVE
David C. Mancuso	OFFICER AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)	March 29, 2007

/s/ Sharon E. Brautigam	DIRECTOR
Sharon E. Brautigam		March 29, 2007

/s/ James P. Foley, DDS	DIRECTOR
James P. Foley, DDS		March 29, 2007

/s/ Thomas E. Reed	DIRECTOR
Thomas E. Reed		March 29, 2007

/s/ Daniel P. Reininga	DIRECTOR
Daniel P. Reininga		March 29, 2007

/s/ Gary W. Winger	DIRECTOR
Gary W. Winger		March 29, 2007

/s/ Nancy L. Yocum	DIRECTOR
Nancy L. Yocum		March 29, 2007

/s/ Rachel A. Foley	CHIEF FINANCIAL OFFICER (PRINCIPAL
Rachel A. Foley	ACCOUNTING AND FINANCIAL OFFICER)	March 29, 2007

Lake Shore Bancorp, Inc. and Subsidiary

See notes to financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Lake Shore Bancorp, Inc. and Subsidiary

Dunkirk, New York

We have audited the accompanying statements of financial condition of Lake Shore Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lake Shore Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Pittsburgh, Pennsylvania

March 19, 2007

See notes to financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,
	2006	2005
	(Dollars In Thousands except per share data)
Assets

Cash and due from banks	$9,070	$10,886
Interest bearing deposits	1,211	375
Federal funds sold	8,401	792

Cash and Cash Equivalents	18,682	12,053

Securities available for sale	108,016	94,082
Securities held to maturity, fair value 2005 $2,489	—	2,275
Federal Home Loan Bank stock, at cost	2,481	2,716
Loans receivable, net of allowance for loan losses 2006 $1,257; 2005 $1,240	205,677	206,160
Premises and equipment, net	7,234	7,653
Accrued interest receivable	1,404	1,274
Bank owned life insurance	9,749	5,725
Other assets	994	1,786

Total Assets	$354,237	$333,724

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Interest bearing	$232,179	$237,081
Non-interest bearing	17,458	13,809

Total Deposits	249,637	250,890

Short-term borrowings	10,605	11,205
Long-term debt	32,750	37,480
Advances from borrowers for taxes and insurance	2,545	2,432
Other liabilities	4,953	3,722

Total Liabilities	300,490	305,729

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value per share, 25,000,000 shares authorized: 6,612,500 shares issued and outstanding	66	—
Additional paid-in capital	27,537	—
Unearned shares held by ESOP	(2,473)	—
Unearned shares held by RRP	(1,565)	—
Retained earnings	30,063	28,326
Accumulated other comprehensive income (loss)	119	(331)

Total Stockholders’ Equity	53,747	27,995

Total Liabilities and Stockholders’ Equity	$354,237	$333,724

See notes to financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

	Years Ended December 31,
	2006	2005	2004
	(In Thousands, except per share amounts)
Interest Income
Loans, including fees	$12,647	$11,793	$11,102
Investment securities, taxable	4,498	4,021	3,541
Other	629	142	101

Total Interest Income	17,774	15,956	14,744

Interest Expense
Deposits	5,875	4,516	3,674
Short-term borrowings	600	324	197
Long-term debt	1,427	1,500	1,396
Other	143	86	65

Total Interest Expense	8,045	6,426	5,332

Net Interest Income	9,729	9,530	9,412

Provision for Loan Losses	158	20	267

Net Interest Income after Provision for Loan Losses	9,571	9,510	9,145

Non-Interest Income
Service charges and fees	1,447	1,474	1,470
Net gains on sales of securities available for sale	—	—	33
Earnings on bank owned life insurance	224	205	203
Other	134	168	169

Total Non-Interest Income	1,805	1,847	1,875

Non-Interest Expenses
Salaries and employee benefits	4,582	4,372	4,468
Occupancy and equipment	1,378	1,336	1,310
Data processing	433	411	374
Advertising	276	300	193
Postage and supplies	270	269	274
Professional services	952	505	410
Other	755	1,157	910

Total Non-Interest Expenses	8,646	8,350	7,939

Income before Income Taxes	2,730	3,007	3,081

Income Taxes	911	953	902

Net Income	$1,819	$2,054	$2,179

Basic earnings per common share since conversion	$0.24	—	—

Diluted earnings per common share since conversion	$0.24	—	—

Dividends per share since conversion	$0.03	—	—

See notes to financial statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2006, 2005 and 0004

	Common Stock	Additional Paid-in Capital	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
Balance – December 31, 2003	$—	$—	$—	$—	$24,093	$854	$24,947

Net Income	—	—	—	—	2,179	—	2,179
Comprehensive income:
Change in unrealized net gains on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	(211)	(211)

Total Comprehensive Income							1,968

Balance – December 31, 2004	—	—	—	—	26,272	643	26,915

Net income	—	—	—	—	2,054	—	2,054
Comprehensive income:
Change in unrealized net gains on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	(974)	(974)

Total Comprehensive Income							1,080

Balance – December 31, 2005	—	—	—	—	28,326	(331)	27,995

Net income	—	—	—	—	1,819	—	1,819
Comprehensive income:
Change in unrealized net gains on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	450	450

Total Comprehensive Income							2,269

Initial capitalization of MHC	—	(100)	—	—	—	—	(100)
Issuance of common stock, net of offering costs (6,612,500 shares)	66	27,621	—	—	—	—	27,687
Common stock acquired by ESOP (238,050 shares)	—	—	(2,558)	—	—	—	(2,558)
ESOP shares earned (7,935 shares)	—	1	85	—	—	—	86
Purchase of shares for Recognition and Retention Plan (RRP) (119,025 shares)	—	—	—	(1,590)	—	—	(1,590)
Stock based compensation	—	18	—	—	—	—	18
RRP shares earned (1,901 shares)		(3)		25			22
Cash dividends declared ($0.03 per share)	—	—	—	—	(82)	—	(82)

Balance – December 31, 2006	$66	$27,537	$(2,473)	$(1,565)	$30,063	$119	$53,747

See notes to financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Cash Flows from Operating Activities
Net income	$1,819	$2,054	$2,179
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales of available for sale securities	—	—	(33)
Net gains on sales of loans	(2)	(2)	(2)
Net amortization of investment securities	8	62	81
Provision for loan losses	158	20	267
Depreciation and amortization	644	618	607
Deferred income tax expense (benefit)	(217)	286	(57)
Earnings on bank owned life insurance	(224)	(205)	(203)
ESOP shares committed to be released	86	—	—
Stock-based compensation expense	40	—	—
Increase in accrued interest receivable	(130)	(79)	(153)
(Increase) decrease in other assets	1,087	(258)	517
Increase in other liabilities	1,231	434	622

Net Cash Provided by Operating Activities	4,500	2,930	3,825

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales	—	—	1,033
Maturities, prepayments and calls	19,444	24,891	24,408
Purchases	(30,471)	(21,402)	(41,979)
Activity in held to maturity securities:
Maturities, prepayments and calls	72	75	80
Purchases	—	—	(2,075)
Purchases of Federal Home Loan Bank Stock	(417)	(536)	(739)
Redemptions of Federal Home Loan Bank Stock	652	529	197
Proceeds from sales of loans	404	419	592
Loan origination and principal collections, net	(406)	(7,174)	(13,618)
Purchases of bank owned life insurance	(3,800)	—	—
Additions to premises and equipment	(236)	(1,626)	(783)

Net Cash Used in Investing Activities	(14,758)	(4,824)	(32,884)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(1,253)	7,336	13,059
Net increase in advances from borrowers for taxes and insurance	113	334	174
Net decrease in short-term borrowings	(600)	(520)	(75)
Proceeds from issuance of long-term debt	3,500	—	12,600
Repayment of long-term debt	(8,230)	(4,780)	(1,875)
Proceeds from issuance of common stock, net of offering costs	27,687	—	—
Cash provided to ESOP for purchases of shares	(2,558)	—	—
Purchase of shares for restricted stock plan	(1,590)	—	—
Cash dividends paid	(82)	—	—
Initial capitalization of MHC	(100)	—	—

Net Cash Provided by Financing Activities	16,887	2,370	23,883

Net Increase (Decrease) in Cash and Cash Equivalents	6,629	476	(5,176)

Cash and Cash Equivalents – Beginning	12,053	11,577	16,753

Cash and Cash Equivalents – Ending	$18,682	$12,053	$11,577

See notes to financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

Supplementary Cash Flows Information
Interest paid	$8,058	$6,420	$5,299

Income taxes paid	$665	$1,210	$960

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$357	$118	$374

Transfer of held to maturity securities to available for sale securities	$2,198	$—	$—

See notes to financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 1—Organization and Nature of Operations

Lake Shore Bancorp, Inc. (the “Company”) was formed on April 3, 2006 to serve as the stock holding company for Lake Shore Savings Bank (the “Bank”) as part of the Bank’s conversion and reorganization from a New York-chartered mutual savings and loan association to the federal mutual holding company form of organization.

Lake Shore Bancorp, Inc. completed its initial public stock offering on April 3, 2006. Consequently, the information herein does not contain any per share information for any periods prior to the second quarter of 2006. Lake Shore Bancorp sold 2,975,625 shares, or 45% of its outstanding common stock, to subscribers in the offering. Lake Shore, MHC, a federally-chartered mutual holding company, whose activity is not included in these consolidated financial statements, holds 3,636,875 shares, or 55% of the Company’s outstanding common stock.

Net proceeds from the stock offering amounted to approximately $27.7 million. Expenses related to the offering were approximately $2.1 million. One half of the proceeds have been retained by Lake Shore Bancorp, Inc. The remaining proceeds have been contributed to Lake Shore Savings Bank. Lake Shore Bancorp, Inc. utilized $2.6 million of the proceeds to extend a loan to an employee stock ownership plan (the “ESOP”). As of December 31, 2006, the ESOP had used $2.6 million in loan proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of Lake Shore Bancorp, Inc. was reduced by $2.6 million.

The Company is engaged primarily in the business of retail banking in Erie and Chautauqua Counties of New York State. Its primary deposit products are savings and term certificate accounts and its primary lending products are residential mortgages.

Lake Shore Bancorp, Inc. is a federal corporation regulated by the Office of Thrift Supervision (the “OTS”). The mutual holding company (the “MHC”) of Lake Shore Bancorp, Inc. is also federally chartered. Upon approval by the OTS, the MHC is permitted to waive the receipt of dividends paid by Lake Shore Bancorp, Inc. without causing dilution to the ownership interest of Lake Shore Bancorp, Inc.’s minority stockholders in the event of a conversion of the MHC to stock form. The waiving of dividends by the MHC will increase Company resources available for stock repurchases, payment of dividends to minority stockholders, and investments.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Bank. All material inter-company accounts and transactions have been eliminated. The financial statements for periods ending prior to the Company’s formation on April 3, 2006 are those of Lake Shore Savings and Loan Association (the former name of Lake Shore Savings Bank). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

To prepare these financial statements in conformity with accounting principles generally accepted in the United States of America, management of the Company made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reporting of revenue and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits and federal funds which are generally sold for one to three-day periods.

Investment Securities

Investment securities are classified as either available for sale or held to maturity. Securities held to maturity are those debt securities that the Company has the positive intent and ability to hold to maturity. All other securities are classified as available for sale.

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Derivative Instruments

The Company follows the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, which require that an entity recognize all derivatives as either assets or liabilities on a balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivative qualifies as a hedge. If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income. The Company does not currently use hedge accounting.

Loans Receivable

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in western New York State. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans receivable that management has the intent and ability to hold until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 2—Summary of Significant Accounting Policies (Continued)

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

The allowance for loan losses is estimated by management and maintained at a level to provide for losses that are inherent within the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures.

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

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 2—Summary of Significant Accounting Policies (Continued)

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Real Estate

Foreclosed real estate consists of property acquired in settlement of loans which are carried at the lower of cost or fair value less disposal costs. Foreclosed real estate was $183,000 and $86,000 at December 31, 2006 and 2005, respectively, and was included as a component of other assets.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in non-interest income in the statements of income (see Note 12).

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense for the years ended December 31, 2006, 2005 and 2004 was $276,000, $300,000, and $193,000, respectively.

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

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 2—Summary of Significant Accounting Policies (Continued)

Employee Stock Ownership Plan (“ESOP”)

Compensation expense is recognized based on the current market price of shares committed to be released to employees. All shares released and committed to be released are deemed outstanding for purposes of earnings per share calculations. Dividends declared on all allocated shares held by the ESOP are charged to retained earnings. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity. Dividends declared on all unallocated shares held by the ESOP are reported as a reduction of debt.

Stock Compensation Plans

At December 31, 2006, the Company had stock-based employee and non-employee compensation plans, which are described more fully in Note 13. The Company accounts for these plans under SFAS No. 123R, “Share Based Payment.” Under SFAS 123R, the fair value of the restricted stock awards and stock options granted are recognized in salaries and employee benefits expense.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, less unallocated shares held by the Company’s ESOP and unvested shares held by the Company’s Recognition and Retention Plan (RRP), during the period. Diluted earnings per share reflects unvested RRP shares and additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per share data is not presented in the consolidated financial statements for the years ended December 31, 2005 and 2004, as shares of common stock were not issued until April 3, 2006.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit. Such commitments are recorded in the statement of financial condition when they are funded.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 2—Summary of Significant Accounting Policies (Continued)

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders’ equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Unrealized holding gains (losses) on securities available for sale	$712	$(1,546)	$(325)
Reclassification adjustment for gains realized in income	—	—	(33)

Net Unrealized Gains (Losses)	712	(1,546)	(358)

Income tax effect	(262)	572	147

Net of Tax Amount	$450	$(974)	$(211)

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 2—Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management does not believe the adoption of FIN 48 will have a material impact on the Company’s financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company properly records the status of its pension and other postretirement benefit plans in accordance with SFAS 158. The effect of the adoption of SFAS No. 158 is not material.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 2—Summary of Significant Accounting Policies (Continued)

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has reviewed the impact of SAB 108 and does not believe that it has a material effect on the reported results of operations or financial condition.

Restrictions on Cash and Due from Banks

The Company is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2006 and 2005 was $1,816,000 and $1,461,000, respectively.

Reclassifications

Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform with the 2006 presentation format. These reclassifications had no effect on net income.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 3—Investment Securities

The amortized cost and fair value of securities are as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities Available for Sale:
U.S. Treasury bonds	$5,150	$250	$(17)	$5,383
Municipal bonds	7,347	39	(27)	7,359
Mortgage-backed securities:
Collateralized mortgage obligations	59,094	26	(873)	58,247
Government National Mortgage Association	32	2	—	34
Federal National Mortgage Association	5,988	1	(151)	5,838
Federal Home Loan Mortgage Corporation	13,545	1	(446)	13,100
Asset-backed securities	16,651	16	(131)	16,536
Equity securities	22	1,497	—	1,519

	$107,829	$1,832	$(1,645)	$108,016

Approximately 94% of the collateralized mortgage obligations at December 31, 2006 are backed by federal agencies, Freddie Mac, Fannie Mae, and Ginnie Mae. The remaining 6% are issued by private owners.

On December 29, 2006, we transferred all of the securities in the held to maturity classification to the available for sale classification, which represented $2,198,000 in amortized cost. The mortgage backed securities, which had an amortized cost of $146,000, were transferred because the Company had collected a substantial portion of the principal outstanding on these securities, since the date of acquisition. At the time of the transfer, the net unrealized gain was $3,000. The U.S. Treasury bonds, which had an amortized cost on December 29, 2006 of $2,052,000, were originally purchased in 2004 to fund the October 1, 2001 non-qualified Executive Supplemental Benefit Plan and non-qualified Director’s Supplemental Benefit Plan. It was management’s intent, at that time, to hold the bonds until maturity. During the fourth quarter of 2006, the Company purchased bank-owned life insurance for the purpose of setting aside assets to fund the liability for these plans. As a result, management determined that it was no longer necessary to hold the U.S. Treasury bonds until maturity. At the time of the transfer, the unrealized gain on these bonds was $217,000.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 3—Investment Securities (Continued)

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

At December 31 2006 and 2005, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation common stock.

At December 31, 2006, four municipal bonds and one U.S. Treasury bond with a cost of $2,515,000 and fair value of $2,604,000 were pledged under a collateral agreement with the Federal Reserve for liquidity borrowing. Two mortgage-backed securities with a cost of $2,829,000 and fair value of $2,734,000 were pledged under collateral agreements with certain depositors. At December 31, 2005, two asset-backed securities and one government security with a cost of $1,862,000 and fair value of $1,984,000 were pledged under a collateral agreement with the Federal Reserve for liquidity borrowing. Two mortgage-backed securities with a cost of $3,307,000 and fair value of $3,186,000 were pledged under a collateral agreement with certain depositors.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 3—Investment Securities (Continued)

The following table sets forth the Company’s investment in securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
December 31, 2006:
Treasury bonds	$—	$—	$972	$(17)	$972	$(17)
Municipal bonds	2,137	(20)	681	(7)	2,818	(27)
Mortgage-backed securities	14,876	(66)	57,282	(1,404)	72,158	(1,470)
Asset-backed securities	999	(1)	9,521	(130)	10,520	(131)

	$18,012	$(87)	$68,456	$(1,558)	$86,468	$(1,645)

December 31, 2005:
Treasury bonds	$979	$(6)	$—	$—	$979	$(6)
Municipal bonds	2,465	(28)	—	—	2,465	(28)
Mortgage-backed securities	22,419	(322)	45,311	(1,543)	67,730	(1,865)
Asset-backed securities	7,531	(80)	9,338	(123)	16,869	(203)

	$33,394	$(436)	$54,649	$(1,666)	$88,043	$(2,102)

The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. At December 31, 2006, there were 22 securities in the less than twelve months category and 73 securities in the twelve months or more category. These unrealized losses relate principally to mortgage-backed securities of FNMA and FHLMC. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. As the unrealized losses are interest rate related and management has the intent and ability to hold debt securities until maturity or market price recovery, no declines are deemed to be other than temporary.

Scheduled contractual maturities of investment securities are as follows:

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
December 31, 2006:
Within one year	$—	$—
After one year through five years	989	972
After five years through ten years	4,731	4,749
After ten years	6,777	7,021
Mortgage-backed securities	78,659	77,219
Asset-backed securities	16,651	16,536
Equity securities	22	1,519

	$107,829	$108,016

During the years ending December 31, 2006, 2005, and 2004, the Company sold securities available for sale for total proceeds of $0, $0, and $1,033,000, respectively, resulting in gross realized gains of $0, $0, and $33,000, respectively.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 4—Derivative Instruments

In August 2006, the Company entered into a derivative contract as part of its risk management strategy to protect against market fluctuations in interest rates. An interest rate floor was purchased for $221,000 to protect against a decline in the prime rate earned on a $10 million notional amount of home equity adjustable rate loans within our loan portfolio. The term of the interest rate floor product is 60 months. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to account for this transaction. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivatives qualify as a hedge. If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income. The Company did not elect to use hedge accounting for this transaction. The interest rate floor is recorded in Other Assets on the Statement of Condition and the change in fair value is recorded in Loan Interest Income on the Statement of Income. As of December 31, 2006, the fair market value of the interest rate floor was $220,000, resulting in $1,000 of interest expense for the year ended December 31, 2006.

Note 5—Loans Receivable

Loans receivable, net consist of the following:

	December 31,
	2006	2005
	(In Thousands)
Real estate loans:
Residential, 1 - 4 family	$149,408	$148,172
Home equity	25,896	28,624
Commercial	17,150	16,827
Construction	1,570	1,635

	194,024	195,258
Commercial loans	8,746	8,264
Consumer loans	2,689	2,712

Total Loans	205,459	206,234
Allowance for loan losses	(1,257)	(1,240)
Net deferred loan costs	1,475	1,166

Loans Receivable, Net	$205,677	$206,160

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 5—Loans Receivable (Continued)

An analysis of changes in the allowance for loan losses is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Balance, beginning	$1,240	$1,288	$1,293
Provision for loan losses	158	20	267
Charge-offs	(170)	(83)	(304)
Recoveries	29	15	32

Balance, ending	$1,257	$1,240	$1,288

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
	2006	2005	2004
	(In Thousands)
Impaired loans with no valuation allowance	$—	$103	$—
Impaired loans with a valuation allowance	—	—	—

Total Impaired Loans	$—	$103	$—

Valuation allowance allocated to impaired loans	$—	$—	$—

Average investment in impaired loans	$—	$103	$—

Interest income recognized on impaired loans on a cash basis	$—	$10	$—

Nonaccrual loans	$590	$433	$142
Loans past due 90 days or more and still accruing interest	719	929	650

Total Nonperforming Loans	$1,309	$1,362	$792

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

Residential real estate loans serviced for others by the Company totaled $13,870,000, $15,307,000, and $18,017,000 at December 31, 2006, 2005, and 2004, respectively.

At December 31, 2006 and 2005, loans to directors and executive officers and their affiliated entities in excess of $60,000 totaled $2,606,000 and $2,733,000, respectively. During the year ended December 31, 2006, total principal payments were $127,000 and advances were $0.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 5—Loans Receivable (Continued)

At December 31, 2006, there were approximately $111,027,000 of one to four family residential real estate loans pledged as collateral for advances from the Federal Home Loan Bank.

Substantially all of the Company’s loans are in western New York State and, accordingly, the ultimate collectibility of a substantial portion of the loans are susceptible to changes in market conditions in this primary market area.

Note 6—Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2006	2005
	(In Thousands)
Land	$647	$658
Buildings and improvements	7,360	7,263
Furniture and equipment	3,298	3,180

	11,305	11,101
Accumulated depreciation	(4,071)	(3,448)

	$7,234	$7,653

Depreciation and amortization of premises and equipment amounted to $644,000, $618,000, and $607,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in occupancy and equipment expense in the accompanying statements of income.

Note 7—Other Assets

Included within other assets is an investment in a limited liability company. Effective November 1, 2002, the Company and Young Title Agency established Lake Shore Title & Abstract, LLC, a New York Limited Liability Company with the purpose of engaging in the business of all core title services in connection with real estate transactions. The Company made an investment of $1,000 in 2002 for its 50% ownership interest. The Company recorded income of $2,500, $1,000, and $22,000 in the years ended December 31, 2006, 2005 and 2004, respectively. The investment and related income are accounted for under the equity method.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 8—Deposits

Deposits consist of the following:

	December 31,
	2006		2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars In Thousands)
Demand deposits:
Non-interest bearing	$17,458	—%	$13,809	—%
Interest bearing	38,992	0.70	41,443	0.52
Money market accounts	24,551	1.23	27,949	0.92
Savings accounts	25,922	0.50	27,871	0.50
Time deposits	142,714	4.47	139,818	3.39

	$249,637	3.05%	$250,890	2.26%

Scheduled maturities of time deposits at December 31, 2006 are as follows (in thousands):

2007	$125,485
2008	13,879
2009	2,602
2010	484
2011	110
Thereafter	154

$142,714

Time deposits in amounts of $100,000 or more amounted to $30,878,000 and $30,625,000 at December 31, 2006 and 2005, respectively. Deposit account balances in excess of $100,000 are not federally insured.

Interest expense on deposits was as follows:

	Years Ended December 31,
	2006	2005	2004
Interest bearing checking accounts	$224	$152	$110
Money market accounts	265	268	275
Savings accounts	139	151	159
Time deposits	5,247	3,945	3,130

	$5,875	$4,516	$3,674

At December 31, 2006 and 2005, deposits of directors, executive officers and their affiliates totaled $1,707,000 and $1,267,000, respectively.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 9—Borrowings

At December 31, 2006 and 2005, the Company had short-term borrowings from the Federal Home Loan Bank of New York of $10,605,000 and $11,205,000, respectively. The short-term borrowings at December 31, 2006 had fixed rates of interest ranging from 5.43% to 5.45% and mature within one year. The weighted average interest rate was 5.44% and 4.41% as of December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, the Company had an unsecured line of credit with the Federal Home Loan Bank of $34,633,000 and $23,449,000, respectively, which bears interest at an adjustable rate and provides a secondary funding source for real estate lending, liquidity, and asset/liability management. This renewable facility expires on July 31, 2007. The Company also has a $34,633,000 unsecured stand-by line of credit with the Federal Home Loan Bank. The Company had no outstanding borrowings on either line at December 31, 2006 and 2005.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 9—Borrowings (Continued)

Long-term debt from the Federal Home Loan Bank of New York consisted of the following:

Maturity	Interest Rate	December 31,
		2006	2005
		(Dollars In Thousands)
January 23, 2006	2.01%	$—	$1,000
April 12, 2006	2.30%	—	600
April 17, 2006	2.48%	—	500
April 19, 2006	2.41%	—	500
August 7, 2006	3.15%	—	1,000
August 8, 2006	2.64%	—	1,000
October 30, 2006	2.86%	—	1,000
November 8, 2006	3.15%	—	1,000
November 20, 2006	2.88%	—	1,000
January 23, 2007	2.59%	1,000	1,000
August 6, 2007	3.62%	1,000	1,000
August 8, 2007	3.22%	2,000	2,000
October 29, 2007	3.34%	1,000	1,000
November 8, 2007	3.48%	1,000	1,000
November 19, 2007	3.36%	1,000	1,000
January 9, 2008	4.89%	700	—
January 23, 2008	3.08%	2,000	2,000
March 10, 2008	5.32%	900	—
March 21, 2008	5.23%	900	—
March 28, 2008	5.27%	1,000	—
August 5, 2008	4.01%	1,000	1,000
August 8, 2008	3.63%	2,000	2,000
September 17, 2008	3.66%	1,000	1,000
October 29, 2008	3.77%	2,000	2,000
November 10, 2008	3.85%	1,000	1,000
November 19, 2008	3.74%	1,000	1,000
January 23, 2009	3.45%	1,000	1,000
September 17, 2009	3.92%	2,000	2,000
October 29, 2009	4.15%	2,000	2,000
November 9, 2009	4.18%	1,000	1,000
November 19, 2009	4.08%	1,000	1,000
November 8, 2010	4.42%	500	500
November 19, 2010	4.39%	1,000	1,000
November 8, 2011	4.60%	500	500
November 21, 2011	4.57%	1,000	1,000
Strip borrowings:
Matures on a quarterly basis through May 14, 2012	Rates vary from 6.27% through 6.32%	1,280	1,600
Matures on a quarterly basis through August 1, 2011	Rates vary from 5.50% to 6.55%	970	1,280

		$32,750	$37,480

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 9—Borrowings (Continued)

Contractual maturities of long-term debt at December 31, 2006 are as follows (in thousands):

2007	$7,510
2008	13,980
2009	7,460
2010	1,890
2011	1,830
Thereafter	80

$32,750

Note 10—Lease Obligations

The Company is committed under several long-term operating leases which provide for minimum lease payments. Certain leases contain options for renewal. Total rental expense under these operating leases amounted to $92,000, $83,000, and $78,000 as of December 31, 2006, 2005 and 2004, respectively.

The Company is also committed under two long-term capital lease agreements. One agreement has an outstanding balance of $293,000 and $320,000 as of December 31, 2006 and 2005, respectively (included in other liabilities). This lease has a remaining term of 11 years at December 31, 2006. The other lease began in December 2005. The outstanding balance (included in other liabilities) at December 31, 2006 and 2005 is $1.0 million and $1.1 million, respectively. The remaining term is 22 years. Assets related to these capital leases are included in premises and equipment and consist of the cost of $1.5 million less accumulated depreciation of approximately $157,000 and $84,000 at December 31, 2006 and 2005, respectively.

Minimum future lease payments for the operating and capital leases at December 31, 2006 are as follows:

	Operating Leases	Capital Leases
	(In Thousands)
2007	$97	$141
2008	130	145
2009	128	152
2010	123	152
2011	132	152
Thereafter	379	2,390

Total Minimum Lease Payments	$989	$3,132

Less: Amounts representing interest		(1,731)

Present value of minimum lease payments		$1,401

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 11—Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Current:
Federal	$1,127	$667	$959
State	1	—	—

	1,128	667	959
Deferred:
Federal	(328)	205	(57)
State	111	81	—

	(217)	286	(57)

	$911	$953	$902

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income is as follows:

	Years Ended December 31,
	2006	2005	2004
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	2.7	1.8	—
Life insurance income	(2.8)	(2.3)	(2.2)
Other	(0.5)	(1.8)	(2.5)

	33.4%	31.7%	29.3%

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 11—Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(In Thousands)
Deferred tax assets:
Deferred compensation	$990	$760
Allowance for loan losses	196	221
Unrealized losses on securities available for sale	—	194

Total Deferred Tax Assets	1,186	1,175

Deferred tax liabilities:
Unrealized gains on securities available for sale	(68)	—
Depreciation	(353)	(374)
Deferred loan origination costs	(370)	(431)
Other	(100)	(30)

Total Deferred Tax Liabilities	(891)	(835)

Net Deferred Tax Asset	$295	$340

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

For the tax years prior to 1996, under the Internal Revenue Code, a special bad debt deduction for additions to the Company’s tax bad debt reserves was allowed. However, federal legislation enacted in 1996 eliminated this reserve method. For tax years beginning after January 1, 1996, the Company is only permitted to take deductions for bad debts for federal tax purposes determined based upon the experience method. This legislation also required that the Company recapture into taxable income the portion of existing tax bad debt reserves created in the years beginning after December 31, 1987 over a six-year period which ended in 2003.

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests. The 1996 federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or bank charter. Management has no intention of taking any such actions. At December 31, 2006 and 2005, the Company’s total pre-1988 tax bad debt reserve was $2,240,000. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 11—Income Taxes (Continued)

Provided the Company continues to satisfy certain definitional tests and other conditions for New York State income tax purposes, the Company is permitted to continue to take special reserve method bad debt deductions. The deductible annual addition to the state reserve may be computed using a specific formula based on the Company’s loss history (“Experience Method”) or a statutory percentage equal to 32% of the Company’s New York State taxable income. The Company used the percentage method in 2006, 2005 and 2004.

Note 12—Employee and Director Benefit Plans

The Company maintains a 401(k) savings plan covering employees who have completed nine months of service and attained age 21. Participants may make contributions to the Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations. The Company contributes a matching contribution equal to 40% of the participant salary deferral up to 6% of compensation. The Company may also make a discretionary profit sharing contribution which is allocated among all eligible employees. The Company’s expense for the 401(k) plan for the years ended December 31, 2006, 2005 and 2004 was $318,000, $316,000, and $297,000, respectively.

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan. Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Although the plans are unfunded, the Company has purchased bank owned life insurance for the purpose of funding the liability. The cash surrender value of bank owned life insurance amounted to $5,916,000 and $5,725,000 at December 31, 2006 and 2005, respectively. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries. The Company had a liability under such plans of $1,511,000 and $1,384,000 at December 31, 2006 and 2005, respectively This liability was calculated using an assumed discount rate of 7% in 2006 and 2005.

Effective October 1, 2001, the Company initiated an additional non-qualified Executive Supplemental Benefit Plan and a non-qualified Director’s Supplemental Benefit Plan. Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Under the Plan Agreement, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. At December 31, 2005, the Company had set aside U.S. Treasury bonds with an amortized cost of $2,052,000 which were included in held to maturity investment securities in the statement of financial condition. During the fourth quarter of 2006, the Company purchased bank owned life insurance to replace the U.S. Treasury bonds for purposes of funding this liability. The cash surrender value of the bank owned life insurance amounted to $3,833,000 at December 31, 2006. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Vesting requirements are based on length of service and upon reaching the vesting requirements, the predefined benefits are guaranteed to continue at the full amounts to the designated beneficiaries in the event of death. The Company had a liability under such plans of $968,000 and $680,000 at December 31, 2006 and 2005, respectively. This liability was calculated using an assumed discount rate of 5.75% in 2006 and 2005. Both of these plans were amended on January 1, 2007. Refer to Note 20 Subsequent Events for additional information.

The Company’s expense for the non-qualified Executive Supplemental Benefit Plans and non-qualified Directors Supplemental Benefit Plans for the years ended December 31, 2006, 2005 and 2004 was $499,000, $386,000, and $427,000, respectively.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 12—Employee and Director Benefit Plans (Continued)

The Company had provided a deferred compensation plan for its directors that allowed the directors to elect to defer all or a portion of their compensation and allocate such awards to achieve a rate of return based on several investment options. The Company had chosen to separately invest in the investment options specified by the directors. On October 11, 2005, based on the recommendation of the Board’s Compensation Committee, the Board of Directors approved the termination of the Company’s deferred compensation plan. This resulted in the accrued benefits under this plan being distributed to the participants. As a result of terminating this plan, the participants will lose the tax benefit of deferring compensation. The plan was terminated on November 16, 2005 and disbursements to the participants were paid in cash. As indicated above, the Company had chosen to separately invest the deferred compensation in the investment options specified by the participants. These investments were fully liquidated on November 16, 2005, as part of the plan termination. The Company’s net expense for the deferred compensation plan for the years ended December 31, 2005, and 2004 was $59,000 and $77,000, respectively. The expense includes the amount of unrealized gain or loss recognized on the market value of the investment options for the period indicated.

Note 13—Stock-based Compensation

At December 31, 2006, the Company had two stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with SFAS 123R, “Share Based Payment”. The Company granted stock options for the first time in 2006. The compensation cost that has been charged against income for these plans was $126,000 for 2006.

Stock Option Plan

On October 24, 2006, the Company’s stockholders approved the 2006 Stock Option Plan (the “Stock Option Plan”). Under the Stock Option Plan, the Company may grant options to its directors, officers and employees for up to 297,562 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Stock Option Plan. The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. The options generally vest over a five year period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2006: dividend yield of 1.04%; expected volatility of 9.64%; risk-free interest rate of 4.617%; and expected life of 10 years.

A summary of the status of the Company’s stock option plan as of December 31, 2006 is presented below:

	2006
	Shares	Exercise Price
Outstanding at beginning of year	—	—
Granted	241,546	$11.50

Outstanding at end of year	241,546	$11.50

Options exerciseable at year-end	—	—
Fair value of options granted during the year	$3.27

At December 31, 2006, stock options outstanding had an intrinsic value of $256,000.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 13—Stock-based Compensation (Continued)

The following table summarizes information about the stock options outstanding at December 31, 2006:

Exercise Price	Options Outstanding		Options Exerciseable
	Number Outstanding at December 31, 2006	Remaining Contractual Life	Number Exerciseable at December 31, 2006
$11.50	241,546	10 Years	—

Recognition and Retention Plan

On October 24, 2006, the Company’s stockholders approved the Company’s adoption of the 2006 Recognition and Retention Plan (the “RRP”), which allows the Company to grant restricted stock awards (“Awards”) to certain officers, employees and directors. The RRP is authorized to acquire no more than 119,025 shares of common stock in the open market. The plan acquired 11,000 shares in the open market on November 28, 2006 at a purchase price of $12.65 per share and the remaining 108,025 shares on December 1, 2006 at $13.43 per share. Shares vest at a rate of 20% per year with the first vesting period ending December 31, 2007. On November 15, 2006, the Board of Directors granted 83,305 shares under the RRP Plan to members of management and nonemployee directors. The fair value of the common stock on the grant date was $11.50. The aggregate purchase price of all shares acquired by the RRP is reflected as a reduction of stockholders’ equity and amortized to compensation expense as the Company’s employees and directors become vested in their stock awards. As of December 31, 2006, there were no shares vested or distributed to eligible participants. Compensation expense amounted to $22,000 for the year ended December 31, 2006 based on 1,901 shares earned through that date. Compensation expense is based on the fair value of the common stock on the grant date.

Employee Stock Ownership Plan

In connection with the stock offering, the Company established the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (“ESOP”) for the benefit of eligible employees of the Company and the Bank. The ESOP has purchased 238,050 shares of common stock using a thirty-year note in the amount of $2,558,000 obtained from the Company. The interest rate is a fixed rate of 7.5%, with annual principal payments due on the last business day of December, starting in 2006 and ending in 2035, and quarterly interest payments due on the last day of each quarter, commencing on June 30, 2006. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s contributions to the ESOP and earnings on the ESOP assets. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company’s stockholders’ equity. Both the loan obligation and the unearned compensation are reduced by the amount of the loan repayments made by the ESOP. Shares owned by the ESOP are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service. As of December 31, 2006, there were 238,050 unallocated shares, having an aggregate market value of $2.6 million. Of the 238,050 unallocated shares, 7,935 were committed to be released as of December 31, 2006. The ESOP compensation expense for the year ending December 31, 2006 was $86,000.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 14—Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$18,682	$18,682	$12,053	$12,053
Securities available for sale	108,016	108,016	94,082	94,082
Securities held to maturity	—	—	2,275	2,489
Federal Home Loan Bank stock	2,481	2,481	2,716	2,716
Loans receivable	205,677	204,780	206,160	204,777
Interest rate floor	220	220	—	—
Accrued interest receivable	1,404	1,404	1,274	1,274

Financial liabilities:
Deposits	249,637	249,071	250,890	249,587
Short-term borrowings	10,605	10,605	11,205	11,205
Long-term debt	32,750	32,793	37,480	36,828
Accrued interest payable	153	153	166	166

Off-balance-sheet financial instruments	—	—	—	—

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

Securities

The fair values are based on quoted market prices supplied by the Company’s custody agent and investment broker.

Federal Home Loan Bank Stock

The carrying amount of Federal Home Loan Bank stock approximates fair value.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 14—Fair Value of Financial Instruments (Continued)

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and payable approximates fair value.

Loans Receivable

The fair value of performing variable rate loans that reprice frequently approximates carrying value. The fair value of fixed-rate performing loans is calculated by discounting scheduled cash flows through the estimated maturity using the Company’s current origination rates. The estimate of maturity is based on the Company’s contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions. Fair value for significant nonperforming loans is based on carrying value which does not exceed recent external appraisals of any underlying collateral.

Interest Rate Floor

The carrying amount of the interest rate floor approximates fair value.

Deposits

The fair value of deposits with no stated maturity, such as savings, money market and checking, is the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows at current rates of interest for similar borrowings using rates currently offered for deposits of similar remaining maturities.

Borrowings

The fair value of long term debt was calculated by discounting scheduled cash flows at current rates of interest for similar borrowings through maturity of each instrument. The carrying amount of short term borrowings approximates fair value of such liability.

Off-Balance Sheet Financial Instruments

Fair values for the Company’s off-balance sheet financial instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

Note 15—Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The Bank is a federal stock savings bank regulated by the Office of Thrift Supervision (OTS). The Company is a federal stock holding company corporation and is regulated as a savings and loan holding company by the OTS. Prior to conversion to a federal charter on April 3, 2006, the Bank was a New York-chartered savings and loan association regulated by the New York State Banking Department and the Federal Deposit Insurance Corporation.

The Company’s ability to pay dividends is primarily dependent upon the ability of its subsidiary bank to pay dividends to the Company. The payment of dividends by the Bank is subject to continued compliance with minimum regulatory capital requirements. In addition, regulatory approval is generally required prior to the Bank declaring dividends in an amount in excess of net income for that year plus net income retained in the preceding two years.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 15—Regulatory Capital Requirements (continued)

Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk weighted assets, tangible equity to tangible assets and Tier 1 capital to adjusted total assets. Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

The Company, as a savings and loan holding company, is not subject to formula based capital requirements at the holding company level. However, the Company is required by OTS regulation to maintain adequate capital to support its business activities.

The most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2006:
Total capital (to risk-weighted assets)	$43,296	23.9%	$	≥14,507	≥8.0%	$	≥18,134	≥10.0%
Tier 1 capital (to adjusted total assets)	41,369	11.7		≥14,162	≥4.0		≥17,702	≥ 5.0
Tangible equity (to tangible assets)	41,369	11.7		≥ 5,311	≥1.5		N/A	N/A
Tier 1 capital (to risk-weighted assets)	41,369	22.8		N/A	N/A		≥10,880	≥ 6.0

As of December 31, 2005:
Total capital (to risk-weighted assets)	$30,209	17.1%	$	≥14,166	≥8.0%	$	≥17,708	≥10.0%
Tier 1 capital (to adjusted total assets)	28,326	8.4		≥13,380	≥4.0		≥16,725	≥ 5.0
Tangible equity (to tangible assets)	28,326	8.4		≥ 5,018	≥1.5		N/A	N/A
Tier 1 capital (to risk-weighted assets)	28,326	16.0		N/A	N/A		≥10,625	≥ 6.0

Following is a reconciliation of Lake Shore Savings Bank’s consolidated GAAP capital to regulatory Tier 1 capital at December 31, 2006 and December 31, 2005:

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 15—Regulatory Capital Requirements (continued)

	December 31,
	2006	2005
	(In Thousands)
GAAP Equity	$41,488	$27,995
Plus: Unrealized (gains) losses on securities available for sale, net of tax	(119)	331

Tier 1 Capital	41,369	28,326
Plus: Allowance for loan losses	1,257	1,240
Allowed unrealized gain on securities available for sale	675	648
Less: Other investments required to be deducted	5	5

Total Capital	$43,296	$30,209

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 16—Earnings per Share

Earnings per share is calculated for the period after the offering was closed and the stock issued on April 3, 2006 and only includes earnings for the period beginning April 3, 2006 and ending December 31, 2006. Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.

The difference between the common shares issued and the common shares outstanding, for the purposes of calculating basic earnings per share, is a result of the unallocated ESOP and restricted stock shares.

The calculated basic and diluted earnings per share (“EPS”) are as follows:

Period from April 3, 2006 to December 31, 2006
Numerator – net income since conversion	$1,503,000
Denominators:
Basic weighted average shares outstanding	6,354,819
Increase in weighted average shares outstanding due to;
Stock options	17,347
Unvested restricted stock awards	20,463

Diluted shares outstanding	6,392,629

Earnings per share since conversion on April 3, 2006:
Basic	$0.24
Diluted	$0.24

Note 17—Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding:

	Contract Amount
	December 31,
	2006	2005
	(In Thousands)
Commitments to grant loans	$5,513	$5,995
Unfunded commitments under lines of credit	21,476	20,097

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 17—Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At December 31, 2006 and 2005, the Company’s fixed rate loan commitments totaled $3.3 million and $5.2 million, respectively. The range of interest rates on these fixed rate commitments was 5.875% to 9.5% at December 31, 2006.

Note 18—Parent Company Only Financial Information

Parent Company (Lake Shore Bancorp, Inc.) only condensed financial information is as follows:

Statement of Condition

December 31, 2006
(Dollars in Thousands)
Assets

Cash and due from banks	$9,760
Investment in subsidiary	41,488
ESOP loan receivable	2,473
Other assets	26

Total assets	$53,747

Liabilities and Stockholders’ Equity

Total stockholders’ equity	$53,747

Total liabilities and stockholders’ equity	$53,747

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 18—Parent Company Only Financial Information (continued)

Statement of Income

Period from April 3, 2006 to December 31, 2006
(In Thousands)
Interest Income:

Interest on deposits in bank	$341
Interest on ESOP loan	144

Total Interest Income	485

Non-interest Expenses	220

Income before income taxes and equity in undistributed net income of subsidiary	265

Income taxes	90

Income before undistributed net income of subsidiary	175
Equity in undistributed net income of subsidiary	1,328

Net Income	$1,503

Statement of Cash Flows

Period from April 3, 2006 to December 31, 2006
(In Thousands)
Cash Flows from Operating Activities
Net income	$1,503
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in other assets	(26)
Equity in undistributed earnings of subsidiary	(1,328)

Net Cash Provided by Operating Activities	149

Cash Flows from Investing Activities
Payments received on ESOP loan	85

Net Cash Provided by Investing Activities	85

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of expenses	27,687
Cash provided to ESOP for purchase of shares	(2,558)
Purchase of shares for restricted stock plan	(1,590)
Investment in subsidiary	(13,831)
Cash dividends paid	(82)
Initial capitalization of MHC	(100)

Net Cash Provided by Financing Activities	9,526

Net Increase in Cash and Cash Equivalents	9,760

Cash and Cash Equivalents – Beginning	—

Cash and Cash Equivalents – Ending	$9,760

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 19—Quarterly Financial Data – Unaudited

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(in thousands, except per share amounts)
Total interest income	$4,451	$4,545	$4,509	$4,269
Total interest expense	2,151	2,014	1,960	1,920

Net interest income	2,300	2,531	2,549	2,349
Provision for loan losses	103	45	10	—

Net interest income after provision for loan losses	2,197	2,486	2,539	2,349

Total non-interest income	488	487	438	392
Total non-interest expense	2,114	2,094	2,164	2,274

Income before income taxes	571	879	813	467
Income taxes	194	299	267	151

Net Income	$377	$580	$546	$316

Basic earnings per share since conversion	$0.06	$0.09	$0.09	N/A	(1)

(1)	N/A – Earnings per share for the quarter ended March 31, 2006 was not applicable because the Company completed its stock offering on April 3, 2006.

Note 20—Subsequent Events

On January 24, 2007, the Board of Directors declared a quarterly dividend of $0.03 per share on Lake Shore Bancorp, Inc.’s common stock. The dividend was payable to shareholders of record as of February 2, 2007, and was paid on February 15, 2007. It should be noted that Lake Shore Bancorp, Inc.’s mutual holding company elected to waive receipt of dividends.

On January 1, 2007, the Board of Directors approved the amended October 1, 2001 non-qualified Executive Supplemental Benefit Plan, at the recommendation of the Compensation Committee. Under the 2007 Executive Supplemental Benefit Plan, each participant is fully vested in an annual benefit which is equal to 2% of the executive’s average final pay (computed over the three years prior to termination of service) multiplied by the executive’s years of service to a maximum of 40% of final average pay (determined as of January 1, 2007). The benefit will be payable over a period of fifteen years commencing at age 65, with the annual benefit payable reduced for termination of service prior to age 65. In addition, in the event of a change of control, the executive is treated as having attained age 65 for purposes of benefit payments.

On January 1, 2007, the Board of Directors approved the amended non-qualified Director Supplemental Benefit Plan, at the recommendation of the Compensation Committee. The Company amended the existing supplemental benefit plan entered into in 2001 with each of its current non-employee directors, except for one, and entered into a new supplemental benefits plan with all current non-employee directors. Under the new plan, each participant is fully vested in an annual benefit (payable in monthly installments) which is equal to 2% of the director’s average final pay (computed over the three years prior to termination of service) multiplied by the director’s years of

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Financial Statements

Note 20—Subsequent Events (continued)

service to a maximum of 40% of final average pay (determined as of January 1, 2007). The benefit is payable over a period of fifteen years commencing at age 72, with the annual benefit payable reduced for termination prior to age 72; provided, however, that a director may elect in calendar year 2007 to retire in 2008 and receive a benefit computed as if the director has served for an additional two years. In addition, in the event of a change of control, the director is treated as having attained age 72 for purposes of benefit payments.