Form 10-Q
period 2007-03-31
Lake Shore Bancorp, Inc.
filed 2007-05-15
CIK 1341318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock ($0.01 par value) 6,612,500 outstanding shares as of April 30, 2007.

PART I

Item 1.	Financial Statements

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2007	December 31, 2006
	(Unaudited)
	(In Thousands, except per share amounts)
ASSETS
Cash and due from banks	$7,942	$9,070
Interest bearing deposits	2,235	1,211
Federal funds sold	6,541	8,401

Cash and Cash Equivalents	16,718	18,682

Securities available for sale	107,206	108,016
Federal Home Loan Bank stock, at cost	2,448	2,481
Loans receivable, net of allowance for loan losses $1,301 and $1,257	206,051	205,677
Premises and equipment, net	7,097	7,234
Accrued interest receivable	1,386	1,404
Bank owned life insurance	9,851	9,749
Other assets	1,202	994

Total Assets	$351,959	$354,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Interest bearing	$231,916	$232,179
Non-interest bearing	16,915	17,458

Total Deposits	248,831	249,637
Short-term borrowings	11,005	10,605
Long-term debt	31,620	32,750
Advances from borrowers for taxes and insurance	1,756	2,545
Other liabilities	4,611	4,953

Total Liabilities	$297,823	$300,490

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and outstanding	$66	$66
Additional paid-in capital	27,567	27,537
Unearned shares held by ESOP	(2,451)	(2,473)
Unearned shares held by RRP	(1,516)	(1,565)
Retained earnings	30,279	30,063
Accumulated other comprehensive income	191	119

Total Stockholders’ Equity	54,136	53,747

Total Liabilities and Stockholders’ Equity	$351,959	$354,237

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2007	2006
	(Unaudited) (In Thousands, except per share amounts)
INTEREST INCOME
Loans, including fees	$3,202	$3,096
Investment securities, taxable	1,152	1,042
Investment securities, tax-exempt	74	24
Other	70	107

Total Interest Income	4,498	4,269

INTEREST EXPENSE
Deposits	1,723	1,338
Short-term borrowings	149	195
Long-term debt	320	347
Other	30	40

Total Interest Expense	2,222	1,920

Net Interest Income	2,276	2,349
PROVISION FOR LOAN LOSSES	45	—

Net Interest Income after Provision for Loan Losses	2,231	2,349

NON-INTEREST INCOME
Service charges and fees	342	320
Earnings on bank owned life insurance	102	45
Other	26	26

Total Non-Interest Income	470	391

NON-INTEREST EXPENSES
Salaries and employee benefits	1,304	1,243
Occupancy and equipment	349	374
Data processing	113	110
Advertising	42	68
Postage and supplies	68	88
Professional services	259	184
Other	206	206

Total Non-Interest Expenses	2,341	2,273

Income before Income Taxes	360	467
INCOME TAXES	62	151

Net Income	$298	$316

Basic earnings per common share	$0.05	—

Diluted earnings per common share	$0.05	—

Dividends declared per share	$0.03	—

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2007 and 2006

	Common Stock	Additional Paid-in Capital	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
BALANCE – DECEMBER 31, 2005	$—	$—	$—	$—	$28,326	$(331)	$27,995

Net income	—	—	—	—	316	—	316
Other comprehensive loss:
Unrealized loss on securities available for sale, net of income taxes	—	—	—	—	—	(506)	(506)

TOTAL COMPREHENSIVE Loss							(190)

BALANCE – MARCH 31, 2006	$—	$—	$—	$—	$28,642	$(837)	$27,805

BALANCE – DECEMBER 31, 2006	$66	$27,537	$(2,473)	$(1,565)	$30,063	$119	$53,747

Net income	—	—	—	—	298	—	298
Other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	72	72

TOTAL COMPREHENSIVE INCOME							370

ESOP shares earned (1,984 shares)	—	3	22	—	—	—	25
Stock based compensation	—	34	—	—	—	—	34
RRP shares earned (3,642 shares)	—	(7)	—	49	—	—	42
Cash dividends declared ($0.03 per share)	—	—	—	—	(82)	—	(82)

BALANCE – MARCH 31, 2007	$66	$27,567	$(2,451)	$(1,516)	$30,279	$191	$54,136

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$298	$316
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales of loans	—	(1)
Net amortization of investment securities premium	1	5
Provision for loan losses	45	—
Depreciation and amortization	140	174
Deferred income tax benefit	—	(114)
Earnings on bank owned life insurance	(102)	(45)
ESOP shares committed to be released	25	—
Stock based compensation expense	76	—
Increase in accrued interest receivable	18	4
Increase in other assets	(218)	(433)
Increase (decrease) in other liabilities	(342)	624

Net Cash Provided by (Used in) Operating Activities	(59)	530

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Maturities, prepayments and calls	4,128	4,751
Purchases	(3,203)	(10,427)
Activity in held to maturity securities:
Maturities, prepayments and calls	—	39
Purchases of Federal Home Loan Bank Stock	(68)	(413)
Redemptions of Federal Home Loan Bank Stock	101	53
Proceeds from sales of loans	—	122
Loan origination and principal collections, net	(453)	634
Additions to premises and equipment	(3)	(117)

Net Cash Provided by (Used in) Investing Activities	502	(5,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(806)	40,641
Net decrease in advances from borrowers for taxes and insurance	(789)	(695)
Net increase in short-term borrowings	400	5,670
Proceeds from issuance of long-term debt	—	3,500
Repayment of long-term debt	(1,130)	(1,180)
Cash dividends paid	(82)	—

Net Cash Provided by (Used in) Financing Activities	(2,407)	47,936

Net Increase (Decrease) in Cash and Cash Equivalents	(1,964)	43,108
CASH AND CASH EQUIVALENTS – BEGINNING	18,682	12,053

CASH AND CASH EQUIVALENTS – ENDING	$16,718	$55,161

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,211	$1,843

Income taxes paid	$540	$—

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$34	$73

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The interim financial statements included herein as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements included in the Company’s Form 10-K for the period ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2007.

To prepare these financial statements in conformity with generally accepted accounting principles, management of the Company made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reporting of revenue and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

NOTE 2 – STOCK OFFERING

The Company completed its initial public stock offering on April 3, 2006. Prior to that time, the Bank was a mutual savings and loan association. Consequently, the information herein does not contain any per share information for the first quarter of 2006. The Company sold 2,975,625 shares, or 45% of its outstanding common stock, to subscribers in the offering. Lake Shore, MHC, a federally-chartered mutual holding company holds 3,636,875 shares, or 55% of the Company’s outstanding common stock. Lake Shore, MHC waived receipt of February 2007 dividends by the Company. The total dividends waived were $109,000 for the three months ended March 31, 2007 and $218,000 cumulatively as of March 31, 2007. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

Net proceeds from the stock offering amounted to approximately $ 27.7 million. Expenses related to the offering were approximately $2.1 million. One half of the proceeds were retained by the Company. The remaining proceeds were contributed to the Bank. The Company utilized $2.6 million of the proceeds to extend a loan to an employee stock ownership plan (the “ESOP”). As of March 31, 2007, the ESOP had used $2.6 million in loan proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.

NOTE 3 – DERIVATIVE INSTRUMENTS

In August 2006, the Company entered into a derivative contract as part of its risk management strategy to protect against market fluctuations in interest rates. An interest rate floor was purchased for $221,000 to protect against a decline in the prime rate earned on a $10 million notional amount of adjustable rate loans within our portfolio. The term of the interest rate floor product is 60 months. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to account for this transaction. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivative qualifies as a hedge. If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income. The Company did not elect to use hedge accounting for this transaction. The interest rate floor is recorded in Other Assets on the Consolidated Statement of Financial Condition and the change in fair value is recorded in Loan Interest Income on the Consolidated Statement of Income. As of March 31, 2007, the fair market value of the interest rate floor was $229,000, resulting in $9,000 of interest income for the three months ended March 31, 2007.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 on January 1, 2007 and FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons”. The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.

Note 5 – COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders’ equity section of the consolidated statement of financial condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(In Thousands)
Unrealized holding gains (losses) on securities available for sale	$116	$(804)
Reclassification adjustment for (gains) losses realized in income	—	—

Net Unrealized Gains (Losses)	116	(804)
Income tax effect	(44)	298

Net of Tax Amount	72	(506)

NOTE 6 – EARNINGS PER SHARE

Earnings per share is calculated for the three month period ending March 31, 2007. Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.

The difference between the common shares issued and the common shares outstanding, for the purposes of calculating basic earnings per share, is a result of the unallocated ESOP and restricted stock shares.

The calculated basic and diluted earnings per share (“EPS”) are as follows:

Three Months ending March 31, 2007
Numerator – net income	$298,000
Denominators:
Basic weighted average shares outstanding	6,268,091
Increase in weighted average shares outstanding due to:
Stock options	—
Unvested restricted stock awards	4,688

Diluted shares outstanding	6,272,779

Earnings per share:
Basic	$0.05
Diluted	$0.05

NOTE 7 – COMMITMENTS TO EXTEND CREDIT

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding:

	Contract Amount
	March 31, 2007	December 31, 2006
	(Unaudited)
	(In Thousands)
Commitments to grant loans	$7,130	$5,601
Unfunded commitments under lines of credit	$20,918	$21,476

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At March 31, 2007 and December 31, 2006, the Company’s fixed rate loan commitments totaled $5.2 million and $3.9 million, respectively. The range of interest rates on these fixed rate commitments was 4.42% to 10.25% at March 31, 2007.

NOTE 8 – SUBSEQUENT EVENTS

On April 25, 2007, the Board of Directors declared a quarterly dividend of $0.03 per share on the Company’s common stock. The dividend was payable to shareholders of record as of May 4, 2007, and was paid on May 15, 2007. It should be noted that Lake Shore, MHC, which owns 55% of the Company’s outstanding common stock elected to waive its right to receive cash dividends of approximately $109,000 for the three month period ending March 31, 2007. Lake Shore, MHC has waived approximately $218,000 of cash dividends cumulatively as of March 31, 2007. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

On April 25, 2007, the Board of Directors authorized a program to repurchase up to 148,781 shares of the Company’s common stock. This amount represents 5% of the Company’s outstanding common stock that is not owned by Lake Shore, MHC. Any purchases under the program will be made through open market transactions or negotiated block transactions, at the discretion of management. The amount and exact timing of any purchases will depend on market conditions and a variety of other factors, at the discretion of management, and there is no assurance that the Company will repurchase shares during any period.

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

As part of the reorganization, Lake Shore Bancorp was organized as a federally-chartered corporation, registered as a savings and loan holding company with the Office of Thrift Supervision. Lake Shore Savings became a wholly-owned subsidiary of Lake Shore Bancorp. In connection with the reorganization, Lake Shore Bancorp sold 2,975,625 shares of its common stock to the public, representing 45% of its outstanding shares, at a price of $10.00 per share. The remaining 3,636,875 shares, or 55% of its outstanding shares, were issued to Lake Shore, MHC. Lake Shore, MHC, a federal mutual holding company registered as a savings and loan holding company with the Office of Thrift Supervision (OTS), was formed as part of the reorganization.

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2007 compared to the financial condition as of December 31, 2006 and the consolidated results of operations for the three months ended March 31, 2007 and 2006.

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

Our operations are also affected by non-interest income, such as service fees and gains and losses on the sales of securities and loans, our provision for loan losses and non-interest expenses, which include salaries and employee benefits, occupancy costs, and other general and administrative expenses.

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

Management Strategy

Our Reputation. With more than 115 years of service to our community, our primary management strategy has been to maintain our reputation as one of the most respected and recognized community banks in Western New York. We strive to accomplish this goal by continuing to emphasize our high quality customer service and financial strength. We are one of the largest lenders in market share of residential mortgages in Chautauqua County.

Branching. In 2003, we opened new branch offices in Orchard Park and East Amherst, New York. These new offices have generated deposits of $25.4 and $16.3 million as of March 31, 2007, respectively. We also opened a new branch office in Hamburg, New York in December 2005, which has generated deposits of $12.4 million as of March 31, 2007. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield, in Chautauqua County, New York and in East Amherst, Hamburg and Orchard Park in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending. Historically, our lending portfolio has been composed predominantly of residential mortgage loans. At March 31, 2007 and December 31, 2006, we held $149.0 million and $149.4 million of residential mortgage loans, respectively, which constituted 72.4% and 72.7% of our total loan portfolio, at such respective dates. Due to the historically low interest rates in recent past years, we experienced an increase of mortgage lending and refinancing in 2002 and 2003. Mortgage lending and refinancing has slowed in the past three years as interest rates have risen and the competition for residential mortgage loans, which had previously increased to meet the higher number of loans being generated and refinanced, remained strong. We also originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At March 31, 2007 and December 31, 2006, our commercial real estate loan portfolio consisted of loans totaling $17.8 million and $17.2 million respectively, or 8.6% and 8.3%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At March 31, 2007 and December 31, 2006, our commercial loan portfolio consisted of loans totaling $8.6 and $8.7 million, respectively, or 4.2% and 4.3%, respectively, of total loans. Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans. We will sell loans when appropriate and will retain servicing rights to those loans. We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent. Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. At March 31, 2007 and December 31, 2006, our investment securities totaled $107.2 million and $108.0 million, respectively.

Inverted Yield Curve. As with all community banks, we face a challenge in monitoring our interest rate risk with an “inverted yield curve.” Banks generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped. Since May 2004, the Federal Reserve has increased the short-term federal funds rate. During this time frame, short and intermediate term interest rates have risen, while some long term rates, most notably the yield on 30 year U.S. Treasury bonds, have declined. The yield curve is now inverted with short term interest rates higher than long term rates. In this environment, the margin between interest earning assets and interest bearing liabilities is shrinking, resulting in reduced net interest income. The rate earned on new investments and loans may not offset the cost of repricing deposits and borrowings. In addition, borrowers that have adjustable rate loans may opt to prepay their loans rather than pay more interest because loan rates have adjusted higher. Adjustable rate loans are generally tied to short term indexes that move in conjunction with the changes in interest rates orchestrated by the Federal Reserve. If we experience a high level of prepayments on adjustable rate loans, that could reduce interest income.

The inverted yield curve makes it difficult to execute an organic growth strategy to improve income. Most depositors prefer shorter term deposits. When banks have to pay higher rates to attract new deposits, the marginal cost may exceed the marginal revenue earned on new loans or investments, due in part because short term rates are higher than long term rates. Attracting short term deposits may also increase the repricing mismatch between assets and liabilities. Our strategy of maintaining and increasing our interest income in an inverted yield curve environment is to retain deposits at reasonable costs by providing excellent customer service, and by engaging a third party financial advisor to assist us in investing such deposits in attractive permissible investment securities. At March 31, 2007 and December 31, 2006, we had $107.2 million and $108.0 million, respectively, in investment in securities available for sale, the majority of which are mortgage-backed or asset backed securities. In August 2006, we entered into a derivative contract as part of our risk management strategy to protect against market fluctuation in interest rates. An interest rate floor was purchased for $221,000 to protect against a decline in the prime rate earned on home equity adjustable loans within our loan portfolio. Refer to Note 3 of Notes to our Consolidated Financial Statements for more information.

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

Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. We consider the following factors as part of this evaluation: historical loan loss experience, payment status, the estimated value of the underlying collateral, loans originated in areas outside of the historic market area for loan activity, trends in loan volume, and national and local economic conditions. There may be other factors that may warrant consideration in maintaining an allowance at a level sufficient to provide for probable loan losses. Although our management believes that it has established and maintained the allowance for loan losses to reflect losses inherent in our loan portfolio, based on its evaluation of the factors noted above, future additions may be necessary if economic and other conditions differ substantially from the current operating environment.

The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value for that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

These critical policies and their application are reviewed periodically by our Audit Committee and our Board of Directors. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in the notes to the consolidated financial statements of our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2006 to better understand how our financial performance is reported.

Analysis of Net Interest Income

Net interest income represents the difference between the interest we earn on our interest-earning assets, such as mortgage loans and investment securities, and the expense we pay on interest-bearing liabilities, such as time deposits. Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on them.

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

	At March 31, 2007		For the Three Months ended March 31, 2007			For the Three Months ended March 31, 2006
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold & other interest-bearing deposits	$8,776	5.15%	$6,807	$70	4.11%	$11,184	$107	3.83%
Securities	109,654	4.47%	110,026	1,226	4.46%	103,263	1,066	4.13%
Loans	206,051	6.22%	205,418	3,202	6.24%	205,471	3,096	6.03%

Total interest-earning assets	324,481	5.54%	322,251	4,498	5.58%	319,918	4,269	5.34%
Other assets	27,478		25,824			23,804

Total assets	$351,959		$348,075			$343,722

Interest-bearing liabilities:
Demand and NOW accounts	$36,838	0.66%	$36,766	$61	0.66%	$37,392	$44	0.47%
Money market accounts	26,503	1.22%	24,906	81	1.30%	27,375	62	0.91%
Savings accounts	26,480	0.48%	26,136	32	0.49%	28,190	35	0.50%
Time deposits	142,095	4.36%	142,047	1,549	4.36%	141,872	1,197	3.37%
Borrowed funds	42,625	4.40%	42,884	469	4.37%	53,968	542	4.02%
Advances from borrowers on taxes and insurance***	—	—	—	—	—	1,609	10	2.49%
Other interest-bearing liabilities	1,399	8.58%	1,402	30	8.56%	1,420	30	8.45%

Total interest bearing liabilities	275,940	3.22%	274,141	2,222	3.24%	291,826	1,920	2.63%

Other non-interest bearing liabilities	21,883		19,856			23,696
Equity	54,136		54,078			28,200

Total liabilities and equity	$351,959		$348,075			$343,722

Net interest income				$2,276			$2,349

Interest rate spread					2.34%			2.71%
Net interest margin					2.83%			2.94%

***	Beginning in July 2006, we have not paid interest on funds held in escrow accounts. In 2007, the balance of funds in escrow accounts is included in the “other non-interest bearing liabilities” section.

Rate Volume Analysis. The following tables analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It shows the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the first period to the volume change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the absolute value of the change due to volume and the change due to rate.

	Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$8	$(45)	$(37)
Securities	88	72	160
Loans	107	(1)	106

Total interest-earning assets	203	26	229

Interest-bearing liabilities:
Demand and NOW accounts	18	(1)	17
Money market accounts	25	(6)	19
Savings accounts	—	(3)	(3)
Time deposits	352	—	352

Total deposits	395	(10)	385

Other interest-bearing liabilities:
Borrowed funds	45	(118)	(73)
Advances from borrowers on taxes and insurance and other interest-bearing liabilities	(10)	—	(10)

Total interest-bearing liabilities	430	(128)	302

Net change in interest income	$(227)	$154	$(73)

For the three months ended March 31, 2007, the average yield/rate on our loan and investment portfolios were 6.24% and 4.46%, respectively, in comparison to rates of 6.03% and 4.13%, respectively, for the three months ended March 31, 2006. Overall, the average yield/rate on our interest earning assets has increased by 0.24% for the three months ended March 31, 2007 in comparison to the three months ended March 31, 2006. Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase. Conversely, a majority of our interest-bearing liabilities have much shorter contractual maturities and are expected to reprice. A significant portion of our deposits have no contractual maturities and are likely to reprice quickly as short-term interest rates increase. For the three months ended March 31, 2007, the average yield/rate that we were paying on deposit products had increased by 0.73% in comparison to the same period in the prior year. Furthermore, the interest paid on our borrowings had increased from 4.02% to 4.37%. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a further narrowing of our net interest rate spread and a decrease in our earnings. Our interest rate spread for the three months ended March 31, 2007 was 2.34%, which was a 0.37% decrease in comparison to the three months ended March 31, 2006. Our net interest margin was 2.83% and 2.94% as of March 31, 2007 and 2006, respectively.

If the current interest rate environment continues, we expect that it will have a negative impact on our results of operations as our interest-bearing liabilities, both deposits and borrowed funds, generally price off short-term interest rates, while our interest-earning assets, both mortgage loans and securities, generally price off long-term interest rates.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets at March 31, 2007 were $352.0 million, a decrease of $2.2 million from $354.2 million at December 31, 2006. The decrease in total assets is primarily due to a $2.0 million decrease in cash and cash equivalents and an $843,000 decrease in investment securities, partially offset by a $374,000 increase in loans receivable, net.

Cash and cash equivalents decreased from $18.7 million as of December 31, 2006 to $16.7 million as of March 31, 2007 due to a $1.6 million decrease in total deposits and advances from borrowers for taxes and insurance. The decrease occurred due to the competitive interest rate environment on deposit accounts in our market area and due to the payment of county taxes from borrower’s escrow accounts. The remainder of the decrease is attributable to cash utilized to pay-down long-term debt and to originate commercial real estate loans.

Investment securities decreased by $843,000 to $109.7 million at March 31, 2007 from $110.5 million at December 31, 2006. The decrease is attributable to the receipt of paydowns from securities within our investment portfolio.

Loans receivable, net increased by $374,000 to $206.1 million at March 31, 2007 from $205.7 million at December 31, 2006. Commercial real estate loans increased by $615,000 from December 31, 2006 to March 31, 2007 and construction loans increased by $930,000. Residential mortgage loans decreased $412,000 to $149.0 million at March 31, 2007 in comparison to $149.4 million at December 31, 2006, home equity loans decreased by $427,000, and other commercial and consumer loans decreased by $311,000. The increase in commercial real estate loans and construction loans is attributable to our efforts to increase originations in this area. A majority of our home equity loans are adjustable rate loans. In 2006, the interest rates on these loans adjusted upward, which increased the monthly loan payment amounts. As a result, borrowers began to pay down these loans at a faster rate than in prior years, resulting in the decrease in our loan balance. Residential mortgage loans decreased due to low sales of new and existing homes during the three month period ending March 31, 2007. Mortgage loans and commercial real estate loans represented 72.4% and 8.6%, respectively, of the loan portfolio at March 31, 2007. The remainder of the loan portfolio consists of commercial, consumer and construction loans.

Deposits decreased by $806,000, or 0.3% to $248.8 million at March 31, 2007, as compared to $249.6 million at December 31, 2006. Our core deposits (i.e., checking, savings and money market accounts) decreased by $186,000 from $106.9 million as of December 31, 2006 to $106.7 million as of March 31, 2007. Some of these core deposits were moved into our time deposit portfolio, as customers took advantage of higher rates on these products. Our time deposits decreased by $620,000 from $142.7 million as of December 31, 2006 to $142.1 million as of March 31, 2007. The overall decrease in total deposits may be attributed to the competitive interest rates being offered by other banks, credit unions, mutual funds and financial service groups in our market area.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, decreased by $730,000 from $43.4 million at December 31, 2006, to $42.6 million at March 31, 2007.

Total stockholders’ equity increased by $389,000 from $53.7 million at December 31, 2006 to $54.1 million at March 31, 2007. The increase in total stockholders’ equity was primarily due to net income of $298,000 for the three months ending March 31, 2007. The stockholders’ equity was also affected by an increase in the net of tax unrealized gain on securities available for sale of $72,000. Dividends declared and paid in February 2007 reduced stockholders’ equity by $82,000 and stock-based compensation expenses increased stockholders’ equity by $101,000.

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006

General. Net income was $298,000 for the three months ended March 31, 2007, a decrease of $18,000, or 5.7%, compared to net income of $316,000 for the three months ended March 31, 2006. The decrease in net income was primarily attributed to increases in interest expense of $302,000, and non-interest expense of $68,000, and provision for loan losses of $45,000, partially offset by increases in interest income of $229,000 and non-interest income of $79,000, and a decrease in the tax provision of $89,000.

Net Interest Income. Net interest income was $2.3 million for the three months ended March 31, 2007 and 2006.

Interest Income. Interest income increased $229,000 or 5.4%, from $4.3 million for the three months ended March 31, 2006 to $4.5 million for the three months ended March 31, 2007. Approximately $106,000 of this increase was attributable to an increase in the average yield on the loan portfolio from 6.03% for the three months ending March 31, 2006 to 6.24% for the three months ending March 31, 2007. $160,000 of the increase in interest income was attributable to an increase in interest on investment securities, the average balance of which increased $6.8 million over the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The investment portfolio had an average yield of 4.46% in the three months ended March 31, 2007 compared to an average yield of 4.13% in the three months ended March 31, 2006. Other interest income declined $37,000 to $70,000 in the three months ending March 31, 2007 as compared $107,000 in the three months ending March 31, 2006 due to a decrease in the average balance of Fed Funds sold and other interest bearing deposits from $11.2 million at March 31, 2006 to $6.8 million at March 31, 2007.

Interest Expense. Interest expense increased by $302,000 or 15.7%, from $1.9 million for the three months ended March 31, 2006 to $2.2 million for the three months ended March 31, 2007. The interest paid on deposits increased by $385,000 from $1.3 million for the three months ended March 31, 2006 to $1.7 million for the three months ended March 31, 2007. This was due to an increase in the average yield paid on interest-bearing deposits from 2.27 % for the three months ended March 31, 2006 to 3.00% for the three months ended March 31, 2007. The interest expense related to advances from the Federal Home Loan Bank of New York decreased by $73,000 from $542,000 for the three months ended March 31, 2006 to $469,000 for the three months ended March 31, 2007. While the average yield on these borrowings increased from 4.02% for the three months ending March 31, 2006 to 4.37% for the three months ending March 31, 2007, the average balance decreased from $54.0 million as of March 31, 2006 to $42.9 million as of March 31, 2007.

Provision for Loan Losses. For the three months ended March 31, 2007 and 2006, a provision for loan losses of $45,000 and $0 was recorded, respectively. The increase in 2007 was deemed necessary based on management’s evaluation of various factors, including trends in loan volume, type and volume of loans, and collection efforts. Management determined that an increase was necessary due to an increase in our commercial loan portfolio. Management will continue to evaluate its allowance for loan losses on a quarterly basis.

We establish provision for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable incurred credit losses in the loan portfolio. The amount of allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance.

Non-interest Income. For the three months ended March 31, 2007, non-interest income, which is a total of service charges and fees, earnings on bank-owned life insurance and other income totaled $470,000, which was an increase of $79,000 in comparison to the corresponding period in the prior year. $57,000 of the increase is due to increased earnings on bank owned life insurance, resulting from our purchase of an additional $3.8 million of bank owned life insurance in the fourth quarter of 2006 to fund supplemental employee retirement plans. $22,000 of the increase is attributable to a one-time increase in interchange income on ATM and debit card transactions which occurred as a result of a change in the payment method by our ATM processor from being paid in arrears to being paid on a day-to-day basis.

Non-interest expense. Non-interest expense was $2.3 million for the three months ended March 31, 2007 and March 31, 2006. Non-interest expense includes the expense of salaries and employee benefits, occupancy and equipment costs, data processing and other items not related to expenses on deposits or borrowings. Salaries and employee benefits increased by $61,000, or 4.9%, due to $101,000 in additional expenses for stock compensation plans that were implemented after being approved by shareholders in October 2006, offset by a decrease in salary expense of $46,000 due to staff reductions which occurred during the second quarter of 2006. Professional service fees increased by $75,000, or 40.8%, due to increased expenses for legal and other services related to being a public company. Advertising expense decreased by $26,000, or 38.2%, due to one-time expenses incurred in the three months ended March 31, 2006 to promote a new branch opening in Hamburg, New York. Postage and office supplies decreased by $20,000, or 22.7%, due to purchases of office supplies during the three months ending March 31, 2006, that did not need to be purchased in the first quarter of 2007, as the supplies were either re-ordered during another time period, or additional supplies were not yet needed. Occupancy expenses decreased by $25,000, or 6.7%, due to computer and equipment being disposed of or fully depreciated.

Income Tax Expense. Income taxes decreased by $89,000, or 58.9%, from $151,000 for the three months ending March 31, 2006 to $62,000 for the three months ending March 31, 2007. This was partially attributable to lower income before income taxes during the three month period ended March 31, 2007 as compared to the same period in the prior year. The decrease is also attributable to a change in our effective tax rate. Our effective tax rate was reduced due to increased income from our tax-exempt municipal bond portfolio. Our municipal bond portfolio has more than doubled since March 31, 2006. The effective tax rate also dropped due to increased income on bank-owned life insurance that we purchased during the fourth quarter of 2006.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which as of March 31, 2007, allowed us to borrow up to $34.6 million on an overnight line of credit and $34.6 million on a one-month overnight repricing line of credit. We have no borrowings through either of these agreements. We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans. At March 31, 2007, we had outstanding advances totaling $42.6 million.

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

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities. For the three months ended March 31, 2007 and

2006, we originated loans of approximately $7.8 million and $7.6 million, respectively. Purchases of investment securities totaled $3.2 million in the three months ended March 31, 2007 and $10.2 million in the three months ended March 31, 2006.

At March 31, 2007, we had loan commitments to borrowers of approximately $7.1 million and overdraft lines of protection and unused home equity lines of credit of approximately $20.9 million.

Total deposits were $248.8 million at March 31, 2007, as compared to $249.6 million at December 31, 2006. Time deposit accounts scheduled to mature within one year were $128.0 million at March 31, 2007. The decrease in total deposits occurred when management decided not to match high interest rates being offered by competitors in our market area, as it would have had a negative effect on our net interest margin and earnings. Recently, competitor rates have moved in line with the rates we are offering. As a result, we do not anticipate additional losses in our deposit portfolio. We also anticipate that a significant portion of the time deposits that are scheduled to mature within one year will remain with us.

We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. The marginal cost of new funding, however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as we monitor our liquidity needs. Therefore, in order to minimize our cost of funds, we may consider additional borrowings from the Federal Home Loan Bank in the future.

Loans Past Due and Non-performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $1.4 million at March 31, 2007 and $1.5 million at December 31, 2006.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At March 31, 2007	At December 31, 2006
	(Unaudited)
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
One-to-four family	$288	$503
Construction	—	—
Commercial real estate	63	133
Home equity loans and lines of credit	38	83
Other loans:
Commercial loans	30	—
Consumer loans	—	—

Total	$419	$719

Loans accounted for on a nonaccrual basis:
Mortgage loans on real estate:
One-to-four family	$796	$579
Construction	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	10	4
Other loans:
Commercial loans	—	—
Consumer loans	5	7

Total non-accrual loans	811	590

Total nonperforming loans	1,230	1,309

Foreclosed real estate	206	183
Restructured loans	—	—

Total nonperforming assets	$1,436	$1,492

Ratios:
Nonperforming loans as a percent of gross loans:	0.60%	0.64%
Nonperforming assets as a percent of total assets:	0.41%	0.42%

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or For the Three Months Ended March 31,	At or For the Year Ended December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands)
Balance at beginning of period:	$1,257	$1,240
Provision for loan losses	45	158

Charge-offs:
Mortgage loans on real estate:
One-to-four family	—	49
Construction loans	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	—
Other loans:
Commercial loans	—	86
Consumer loans	3	35

Total charge-offs:	3	170

Recoveries:
Mortgage loans on real estate:
One-to-four family	—	—
Construction	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	—
Other loans:
Commercial loans	—	28
Consumer loans	2	1

Total Recoveries	2	29

Net charge-offs	1	141

Balance at end of period	$1,301	$1,257

Average loans outstanding	205,418	205,419

Ratio of net charge-offs to average loans outstanding	0.00%	0.07%

Off-Balance Sheet Arrangements

Other than loan commitments and the derivative contract that we entered into on August 1, 2006, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 3 of the Notes to Consolidated Financial Statements for a summary of the interest rate floor product and to Note 7 for a summary of loan commitments outstanding as of March 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management of Market Risk

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at March 31, 2007 from the information presented in Lake Shore Bancorp, Inc.’s Form 10-K for the year ended December 31, 2006.

Regulatory Capital

We are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank is a federal stock savings bank regulated by the Office of Thrift Supervision. The Company is a federal stock holding company corporation and is regulated as a savings and loan holding company by the Office of Thrift Supervision.

The Company’s ability to pay dividends is primarily dependent upon the ability of its subsidiary bank to pay dividends to the Company. The payment of dividends is subject to continued compliance with minimum regulatory capital requirements. In addition, regulatory approval is generally required prior to declaring dividends in an amount in excess of net income for that year plus net income retained in the preceding two years. During the three months ended March 31, 2007, Lake Shore, MHC which owns 55% of the Company’s outstanding common stock elected to waive its right to receive cash dividends of approximately $109,000. The total dividends waived by Lake Shore, MHC were $218,000 cumulatively as of March 31, 2007. The dividends waived by Lake Shore, MHC are considered as restriction on the retained earnings of the Company.

Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk weighted assets, tangible equity to tangible assets and Tier 1 capital to adjusted total assets. Management believes, as of March 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

The Company, as a savings and loan holding company, is not subject to formula based capital requirements at the holding company level. However, the Company is required by Office of Thrift Supervision regulation to maintain adequate capital to support its business activities.

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of March 31, 2007:
Total capital (to risk-weighted assets)	$43,542	24.0%	$	>14,508	>8.0%	$	>18,135	>10.0%
Tier 1 capital (to adjusted total assets)	41,656	12.0%		>13,882	>4.0%		>17,352	> 5.0%
Tangible equity (to tangible assets)	41,656	12.0%		> 5,206	>1.5%		N/A	N/A
Tier 1 capital (to risk-weighted assets)	41,656	23.0%		N/A	N/A		>10,881	> 6.0%

Item 4.	Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2007, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures.

Not applicable.

PART II

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2006 that could affect our business, results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended March 31, 2007.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

/s/ David C. Mancuso
May 15, 2007	By:	David C. Mancuso
President and Chief Executive Officer (Principal Executive Officer)

/s/ Rachel A. Foley
May 15, 2007	By:	Rachel A. Foley
Chief Financial Officer (Principal Financial and Accounting Officer)