Form 10-Q
period 2007-06-30
Lake Shore Bancorp, Inc.
filed 2007-08-14
CIK 1341318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock ($0.01 par value) 6,463,719 outstanding shares as of July 31, 2007.

PART I

Item 1.	Financial Statements

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2007	December 31, 2006
	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$10,368	$9,070
Interest bearing deposits	907	1,211
Federal funds sold	31	8,401

Cash and Cash Equivalents	11,306	18,682

Securities available for sale	106,612	108,016
Federal Home Loan Bank stock, at cost	2,463	2,481
Loans receivable, net of allowance for loan losses $1,300 and $1,257	209,032	205,677
Premises and equipment, net	7,171	7,234
Accrued interest receivable	1,436	1,404
Bank owned life insurance	9,954	9,749
Other assets	1,186	994

Total Assets	349,160	$354,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Interest bearing	$230,081	$232,179
Non-interest bearing	17,404	17,458

Total Deposits	247,485	249,637

Short-term borrowings	11,225	10,605
Long-term debt	31,490	32,750
Advances from borrowers for taxes and insurance	2,369	2,545
Other liabilities	4,559	4,953

Total Liabilities	$297,128	$300,490

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 6,463,719 outstanding	$66	$66
Additional paid-in capital	27,598	27,537
Treasury stock, at cost (148,781 shares at June 30, 2007)	(1,852)	—
Unearned shares held by ESOP	(2,430)	(2,473)
Unearned shares held by RRP	(1,467)	(1,565)
Retained earnings	30,499	30,063
Accumulated other comprehensive income (loss)	(382)	119

Total Stockholders’ Equity	52,032	53,747

Total Liabilities and Stockholders’ Equity	$349,160	$354,237

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited) (In Thousands, except per share amounts)
INTEREST INCOME
Loans, including fees	$3,124	$3,117	$6,326	$6,213
Investment securities, taxable	1,172	1,072	2,323	2,113
Investment securities, tax-exempt	89	35	163	60
Other	41	285	111	392

Total Interest Income	4,426	4,509	8,923	8,778

INTEREST EXPENSE
Deposits	1,753	1,394	3,476	2,733
Short-term borrowings	145	150	294	345
Long-term debt	320	373	639	720
Other	30	43	60	83

Total Interest Expense	2,248	1,960	4,469	3,881

Net Interest Income	2,178	2,549	4,454	4,897
PROVISION FOR LOAN LOSSES	—	11	45	11

Net Interest Income after Provision for Loan Losses	2,178	2,538	4,409	4,886

NON-INTEREST INCOME
Service charges and fees	360	367	701	687
Earnings on bank owned life insurance	103	49	205	94
Other	29	22	55	50

Total Non-Interest Income	492	438	961	831

NON-INTEREST EXPENSES
Salaries and employee benefits	1,199	1,128	2,503	2,371
Occupancy and equipment	319	349	668	723
Data processing	126	108	239	218
Advertising	67	70	108	138
Postage and supplies	58	55	126	143
Professional services	346	238	605	423
Other	182	215	388	421

Total Non-Interest Expenses	2,297	2,163	4,637	4,437

Income before Income Taxes	373	813	733	1,280
INCOME TAXES	71	267	133	417

Net Income	$302	$546	$600	$863

Basic earnings per common share	$0.05	$0.09	$0.10	$0.09

Diluted earnings per common share	$0.05	$0.09	$0.10	$0.09

Dividends declared per share	$0.03	$—	$0.06	$—

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2007 and 2006 (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
BALANCE – DECEMBER 31, 2005	$—	$—	$—	$—	$—	$28,326	$(331)	$27,995
Net income	—	—	—	—	—	863	—	863
Comprehensive income:
Change in unrealized net gains on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	(859)	(859)

TOTAL COMPREHENSIVE INCOME								4
Initial capitalization of MHC	—	—	—	—	—	(100)	—	(100)
Issuance of common stock, net of offering costs (6,612,500 shares)	66	27,621	—	—	—	—	—	27,687
Common shares acquired by ESOP (238,500 shares)	—	—	—	(2,558)	—	—	—	(2,558)

BALANCE – JUNE 30, 2006	$66	$27,621	$—	$(2,558)	$—	$29,089	$(1,190)	$53,028

BALANCE – DECEMBER 31, 2006	$66	$27,537	$—	$(2,473)	$(1,565)	$30,063	$119	$53,747
Net income	—	—	—	—	—	600	—	600
Comprehensive income:
Change in unrealized net gains on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	(501)	(501)

TOTAL COMPREHENSIVE INCOME								99

ESOP shares earned (3,968 shares)	—	6	—	43	—	—	—	49
Stock based compensation	—	69	—	—	—	—	—	69
RRP shares earned ( 7,321 shares)	—	(14)	—	—	98	—	—	84
Purchase of treasury stock, at cost	—	—	(1,852)	—	—	—	—	(1,852)
Cash dividends declared ($0.06 per share)	—	—	—	—	—	(164)	—	(164)

BALANCE – JUNE 30, 2007	$66	$27,598	$(1,852)	$(2,430)	$(1,467)	$30,499	$(382)	$52,032

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$600	$863
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales of loans	—	(1)
Net amortization of investment securities premium	2	6
Provision for loan losses	45	11
Depreciation and amortization	272	347
Earnings on bank owned life insurance	(205)	(94)
ESOP shares committed to be released	49	—
Stock based compensation expense	153	—
Increase in accrued interest receivable	(32)	(48)
Decrease in other assets	140	897
Increase (decrease) in other liabilities	(394)	1,001

Net Cash Provided by Operating Activities	630	2,982

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Maturities, prepayments and calls	8,531	9,944
Purchases	(7,923)	(17,076)
Activity in held to maturity securities:
Maturities, prepayments and calls	—	45
Purchases of Federal Home Loan Bank Stock	(326)	(417)
Redemptions of Federal Home Loan Bank Stock	344	519
Proceeds from sales of loans	32	308
Loan origination and principal collections, net	(3,466)	568
Additions to premises and equipment	(214)	(182)

Net Cash Used in Investing Activities	(3,022)	(6,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(2,152)	(6,337)
Net decrease in advances from borrowers for taxes and insurance	(176)	(104)
Net increase (decrease) in short-term borrowings	620	(2,900)
Proceeds from issuance of long-term debt	—	3,500
Repayment of long-term debt	(1,260)	(2,960)
Proceeds from issuance of common stock, net of offering costs	—	27,687
Cash provided to ESOP for purchase of shares	—	(2,558)
Purchase of Treasury Stock	(1,852)	—
Cash dividends paid	(164)	—
Dividends to capitalize MHC	—	(100)

Net Cash Provided by (Used in) Financing Activities	(4,984)	16,228

Net Increase (Decrease) in Cash and Cash Equivalents	(7,376)	12,919

CASH AND CASH EQUIVALENTS – BEGINNING	18,682	12,053

CASH AND CASH EQUIVALENTS – ENDING	$11,306	$24,972

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$4,562	$3,759

Income taxes paid	$632	$190

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$34	$167

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

The interim financial statements included herein as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements included in the Company’s Form 10-K for the period ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2007.

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

NOTE 2 – STOCK OFFERING

The Company completed its initial public stock offering on April 3, 2006. Prior to that time, the Bank was a mutual savings and loan association. The Company sold 2,975,625 shares, or 45% of its outstanding common stock, to subscribers in the offering. Lake Shore, MHC, a federally-chartered mutual holding company holds 3,636,875 shares, or 56% of the Company’s outstanding common stock.

Net proceeds from the stock offering amounted to approximately $ 27.7 million. Expenses related to the offering were approximately $2.1 million. One half of the proceeds were retained by the Company. The remaining proceeds were contributed to the Bank. The Company utilized $2.6 million of the proceeds to extend a loan to an employee stock ownership plan (the “ESOP”). As of June 30, 2007, the ESOP had used $2.6 million in loan proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.

NOTE 3 – DERIVATIVE INSTRUMENTS

In August 2006, the Company entered into a derivative contract as part of its risk management strategy to protect against market fluctuations in interest rates. An interest rate floor was purchased for $221,000 to protect against a decline in the prime rate earned on a $10 million notional amount of adjustable rate loans within our portfolio. The term of the interest rate floor product is 60 months. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to account for this transaction. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivative qualifies as a hedge. If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income. The Company did not elect to use hedge accounting for this transaction. The interest rate floor is recorded in Other Assets on the Consolidated Statement of Financial Condition and the change in fair value is recorded in Loan Interest Income on the Consolidated Statement of Income. As of June 30, 2007 and December 31, 2006, respectively, the fair market value of the interest rate floor was $119,000 and $220,000, resulting in $101,000 of interest expense for the six months ended June 30, 2007.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

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

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 to have a material impact on its financial position, results of operations or cash flows.

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

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons”. The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the potential impact on the Company’s consolidated financial statements and determined that the impact is minimal.

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

The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In Thousands)
Unrealized holding losses on securities available for sale	$(910)	$(560)	$(794)	$(1,364)
Reclassification adjustment for (gains) losses realized in income	—	—	—	—

Net Unrealized Losses	(910)	(560)	(794)	(1,364)

Income tax effect	337	207	293	505

Net of Tax Amount	$(573)	$(353)	$(501)	$(859)

NOTE 6 – EARNINGS PER SHARE

Earnings per share is calculated for the three and six month period ending June 30, 2007. The earnings per share for the three months ended June 30, 2006 is calculated for the period after the offering was closed and stock issued on April 3, 2006. The Company had no dilutive securities as of June 30, 2006. Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.

The difference between the common shares issued and the common shares outstanding, for the purposes of calculating basic earnings per share, is a result of the unallocated ESOP, restricted stock shares, and treasury stock.

The calculated basic and diluted earnings per share (“EPS”) are as follows:

	Three Months ending June 30, 2007	Three Months ending June 30, 2006
Numerator – net income	$302,000	$546,000
Denominators:
Basic weighted average shares outstanding	6,263,852	6,374,450
Increase in weighted average shares outstanding due to:
Stock options	—	—
Unvested restricted stock awards	2,488	—

Diluted shares outstanding	6,266,339	6,374,450

Earnings per share:
Basic	$0.05	$0.09
Diluted	$0.05	$0.09

	Six Months ending June 30, 2007	Six Months ending June 30, 2006
Numerator – net income	$600,000	$546,000
Denominators:
Basic weighted average shares outstanding	6,270,889	6,374,450
Increase in weighted average shares outstanding due to:
Stock options	—	—
Unvested restricted stock awards	1,331	—

Diluted shares outstanding	6,272,220	6,374,450

Earnings per share:
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

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

The following commitments to extend credit were outstanding:

	Contract Amount
	June 30, 2007	December 31, 2006
	(In Thousands)
Commitments to grant loans	$6,283	$5,671
Unfunded commitments under lines of credit	$21,052	$21,298

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At June 30, 2007 and December 31, 2006, the Company’s fixed rate loan commitments totaled $5.1 million and $3.9 million, respectively. The range of interest rates on these fixed rate commitments was 5.45% to 10.50% at June 30, 2007.

NOTE 8 – STOCK-BASED COMPENSATION

As of June 30, 2007, the Company had three stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with SFAS 123R, “Share Based Payment”. The Company granted stock options for the first time in 2006. The compensation cost that has been charged against income for these plans was $101,000 for the three months ending June 30, 2007 and $202,000 for the six months ending June 30, 2007.

Stock Option Plan

The Company’s 2006 Stock Option Plan (the “Stock Option Plan”), which is shareholder-approved, permits the grant of share options to its employees and non-employee directors for up to 297,562 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Stock Option Plan. The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. The options generally vest over a five year period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.04%; expected volatility of 9.64%; risk-free interest rate of 4.617%; and expected life of 10 years.

A summary of the status of the Company’s stock option plan as of June 30, 2007 is presented below:

	2007
	Options	Exercise Price
Outstanding at beginning of year	241,546	$11.50
Granted	—	—

Outstanding as of June 30, 2007	241,546	$11.50

Options exerciseable as of June 30, 2007	—	—
Fair value of options granted	$3.27

At June 30, 2007, stock options outstanding had an intrinsic value of $121,000 and 56,016 options remain unawarded. At June 30, 2007, $702,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 54 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (the “RRP”), which is shareholder-approved, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock. Shares vest at a rate of 20% per year with the first vesting period ending December 31, 2007. On November 15, 2006, the Board of Directors granted 83,305 shares under the RRP Plan to members of management and non-employee directors. The fair value of the common stock on the grant date was $11.50. As of June 30, 2007, there were no shares vested or distributed to eligible participants. Compensation expense amounted to $42,000 for the three months ended June 30, 2007 and $84,000 for the six months ending June 30, 2007 based on 3,642 shares and 7,321 shares earned, respectively, through those dates. At June 30, 2007, $852,000 of unrecognized compensation cost related to the RRP plan is expected to be recognized over a period of 54 months.

Employee Stock Ownership Plan

In connection with the stock offering, the Company established the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (“ESOP”) for the benefit of eligible employees of the Company and the Bank.

All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service. As of June 30, 2007, there were 230,115 unallocated shares, having an aggregate market value of $2.4 million. The ESOP compensation expense was $24,000 for the three months ending June 30, 2007 and $49,000 for the six months ending June 30, 2007, based on 1,984 and 3,968 shares earned, respectively, for those periods.

NOTE 9 – TREASURY STOCK

During the quarter ended June 30, 2007, the Company repurchased 148,781 shares of common stock at an average cost of $12.45 per share, pursuant to the Company’s publicly announced common stock repurchase program. As of June 30, 2007, all of the shares authorized by the plan had been repurchased.

NOTE 10 – SUBSEQUENT EVENTS

On July 25, 2007, the Board of Directors declared a quarterly dividend of $0.03 per share on the Company’s common stock, payable on August 15, 2007 to shareholders of record as of August 3, 2007. Lake Shore, MHC, which owns 56% of the Company’s outstanding common stock elected to waive its right to receive cash dividends of approximately $109,000 for the three month period ending June 30, 2007 and $218,000 for the six month period ending June 30, 2007. Lake Shore, MHC has waived approximately $327,000 of cash dividends cumulatively as of June 30, 2007. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2007 compared to the financial condition as of December 31, 2006 and the consolidated results of operations for the three and six months ended June 30, 2007 and 2006.

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

Branching. In 2003, we opened new branch offices in Orchard Park and East Amherst, New York. These new offices have generated deposits of $25.2 million and $16.0 million as of June 30, 2007, respectively. We also opened a new branch office in Hamburg, New York in December 2005, which has generated deposits of $11.0 million as of June 30, 2007. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield, in Chautauqua County, New York and in East Amherst, Hamburg and Orchard Park in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending. Historically, our lending portfolio has been composed predominantly of residential mortgage loans. At June 30, 2007 and December 31, 2006, we held $150.7 million and $149.4 million of residential mortgage loans, respectively, which constituted 72.2% and 72.7% of our total loan portfolio, at such respective dates. We also originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At June 30, 2007 and December 31, 2006, our commercial real estate loan portfolio consisted of loans totaling $17.6 million and $17.2 million respectively, or 8.4% and 8.3%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At June 30, 2007 and December 31, 2006, our commercial loan portfolio consisted of loans totaling $8.0 million and $8.7 million, respectively, or 3.8% and 4.3%, respectively, of total loans. Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans. We will sell loans when appropriate and will retain servicing rights to those loans. We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent. Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. At June 30, 2007 and December 31, 2006, our investment securities totaled $109.1million and $110.5 million, respectively.

Inverted Yield Curve. As with most banks, we face a challenge in monitoring our interest rate risk with an “inverted yield curve.” Banks generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped. Since May 2004, the Federal Reserve has increased the short-term federal funds rate. During this time frame, short and intermediate term interest rates have risen, while some long term rates, most notably the yield on 30 year U.S. Treasury bonds, have declined. The yield curve is now inverted with short term interest rates higher than long term rates. In this environment, the margin between interest earning assets and interest bearing liabilities is shrinking, resulting in reduced net interest income. The rate earned on new investments and loans may not offset the cost of repricing deposits and borrowings. In addition, borrowers that have adjustable rate loans may opt to prepay their loans rather than pay more interest because loan rates have adjusted higher. Adjustable rate loans are generally tied to short term indexes that move in conjunction with the changes in interest rates orchestrated by the Federal Reserve. If we experience a high level of prepayments on adjustable rate loans, that could reduce interest income.

The inverted yield curve makes it difficult to execute an organic growth strategy to improve income. Most depositors prefer shorter term deposits. When banks have to pay higher rates to attract new deposits, the marginal cost may exceed the marginal revenue earned on new loans or investments, due in part because short term rates are higher than long term rates. Attracting short term deposits may also increase the repricing mismatch between assets and liabilities. Our strategy of maintaining and increasing our interest income in an inverted yield curve environment is to retain deposits at reasonable costs by providing excellent customer service, and by engaging a third party financial advisor to assist us in investing such deposits in attractive permissible investment securities. At June 30, 2007 and December 31, 2006, we had $106.6 million and $108.0 million, respectively, in investment in securities available for sale, the majority of which are mortgage-backed or asset backed securities. All of our mortgage-backed and asset-backed securities are rated AAA or are guaranteed by an agency of the federal government. We do not own any collateralized debt obligations (CDOs). In August 2006, we entered into a derivative contract as part of our risk management strategy to protect against market fluctuation in interest rates. An interest rate floor was purchased for $221,000 to protect against a decline in the prime rate earned on home equity adjustable loans within our loan portfolio. Refer to Note 3 of Notes to our Consolidated Financial Statements for more information.

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

	At June 30, 2007		For the Three Months ended June 30, 2007			For the Three Months ended June 30, 2006
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold & other interest-bearing deposits	$938	5.11%	$4,697	$41	3.49%	$25,726	$285	4.43%
Securities	109,075	4.56%	110,181	1,261	4.58%	102,798	1,107	4.31%
Loans	209,032	6.05%	206,846	3,124	6.04%	204,961	3,117	6.08%

Total interest-earning assets	319,045	5.59%	321,724	4,426	5.50%	333,485	4,509	5.41%
Other assets	30,115		25,654			24,027

Total assets	$349,160		$347,378			$357,512

Interest-bearing liabilities:
Demand and NOW accounts	$39,108	0.63%	$37,347	$62	0.66%	$37,197	$47	0.51%
Money market accounts	25,156	1.34%	25,474	87	1.37%	25,789	62	0.96%
Savings accounts	27,413	0.48%	27,073	34	0.50%	21,595	35	0.65%
Time deposits	138,404	4.51%	140,340	1,570	4.47%	139,650	1,250	3.58%
Borrowed funds	42,715	4.37%	42,153	465	4.41%	50,352	523	4.15%
Advances from borrowers on taxes and insurance***	—	—	—	—	—	2,115	12	2.27%
Other interest-bearing liabilities	1,394	8.61%	1,396	30	8.60%	1,416	31	8.76%

Total interest bearing liabilities	274,190	3.26%	273,783	2,248	3.28%	278,114	1,960	2.82%

Other non-interest bearing liabilities	22,938		20,239			37,280
Stockholders’ equity	52,032		53,356			42,118

Total liabilities and stockholders’ equity	$349,160		$347,378			$357,512

Net interest income				$2,178			$2,549

Interest rate spread					2.22%			2.59%
Net interest margin					2.71%			3.06%

***	Beginning in July 2006, we no longer paid interest on funds held in escrow accounts. In 2007, the balance of funds in escrow accounts is included in the “other non-interest bearing liabilities” section.

	At June 30, 2007		For the Six Months ended June 30, 2007			For the Six Months ended June 30, 2006
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold & other interest-bearing deposits	$938	5.11%	$5,746	$111	3.86%	$18,495	$392	4.24%
Securities	109,075	4.56%	110,104	2,486	4.52%	103,030	2,173	4.22%
Loans	209,032	6.05%	206,136	6,326	6.14%	205,215	6,213	6.06%

Total interest-earning assets	319,045	5.59%	321,986	8,923	5.54%	326,740	8,778	5.37%
Other assets	30,115		25,738			23,916

Total assets	$349,160		$347,724			$350,656

Interest-bearing liabilities:
Demand and NOW accounts	$39,108	0.63%	$37,058	$123	0.66%	$37,294	$92	0.49%
Money market accounts	25,156	1.34%	25,191	168	1.33%	26,578	124	0.93%
Savings accounts	27,413	0.48%	26,607	66	0.50%	24,875	70	0.56%
Time deposits	138,404	4.51%	141,189	3,119	4.42%	140,755	2,447	3.48%
Borrowed funds	42,715	4.37%	42,517	933	4.39%	52,150	1,065	4.08%
Advances from borrowers on taxes and insurance***	—	—	—	—	—	1,863	22	2.36%
Other interest-bearing liabilities	1,394	8.61%	1,399	60	8.58%	1,418	61	8.60%

Total interest bearing liabilities	274,190	3.26%	273,961	4,469	3.26%	284,933	3,881	2.72%

Other non-interest bearing liabilities	22,938		19,792			29,780
Stockholders’ equity	52,032		53,971			35,943

Total liabilities and stockholders’ equity	$349,160		$347,724			$350,656

Net interest income				$4,454			$4,897

Interest rate spread					2.28%			2.65%
Net interest margin					2.77%			3.00%

***	Beginning in July 2006, we no longer paid interest on funds held in escrow accounts. In 2007, the balance of funds in escrow accounts is included in the “other non-interest bearing liabilities” section.

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

	Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$(50)	$(194)	$(244)
Securities	72	82	154
Loans	(22)	29	7

Total interest-earning assets	—	(83)	(83)

Interest-bearing liabilities:
Demand and NOW accounts	15	—	15
Money market accounts	26	(1)	25
Savings accounts	(9)	8	(1)
Time deposits	314	6	320

Total deposits	346	13	359

Other interest-bearing liabilities:
Borrowed funds	31	(89)	(58)
Advances from borrowers on taxes and insurance and other interest-bearing liabilities	(13)	—	(13)

Total interest-bearing liabilities	364	(76)	288

Net change in interest income	$(364)	$(7)	$(371)

	Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$(32)	$(249)	$(281)
Securities	159	154	313
Loans	85	28	113

Total interest-earning assets	212	(67)	145

Interest-bearing liabilities:
Demand and NOW accounts	32	(1)	31
Money market accounts	51	(7)	44
Savings accounts	(9)	5	(4)
Time deposits	664	8	672

Total deposits	738	5	743

Other interest-bearing liabilities:
Borrowed funds	75	(207)	(132)
Advances from borrowers on taxes and insurance and other interest-bearing liabilities	(23)	—	(23)

Total interest-bearing liabilities	790	(202)	588

Net change in interest income	$(578)	$135	$(443)

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

For the three months ended June 30, 2007, the average yield/rate on our loan and investment portfolios were 6.04 % and 4.58%, respectively, in comparison to rates of 6.08% and 4.31%, respectively, for the three months ended June 30, 2006. The decrease in yield on our loan portfolio during the 3 months ended June 30, 2007 in comparison to the same period in the prior year is due to the $110,000 loss incurred on our interest rate floor product during the quarter ended June 30, 2007. This loss is recorded as a deduction to loan interest income. Overall, the average yield/rate on our interest earning assets has increased by 0.09% for the three months ended June 30, 2007 in comparison to the three months ended June 30, 2006. For the three months ended June 30, 2007, the average yield/rate that we were paying on deposit products had increased by 1.30% in comparison to the same period in the prior year. Furthermore, the interest paid on our borrowings had increased from 4.15% to 4.41%. Our interest rate spread for the three months ended June 30, 2007 was 2.22%, which was a 0.37% decrease in comparison to the three months ended June 30, 2006. Our net interest margin was 2.71% and 3.06% as of June 30, 2007 and 2006, respectively.

For the six months ended June 30, 2007, the average yield/rate on our loan and investment portfolios were 6.14% and 4.52%, respectively, in comparison to rates of 6.06% and 4.22%, respectively, for the six months ended June 30, 2006. Overall, the average yield/rate on our interest earning assets has increased by 0.17% for the six months ended June 30, 2007 in comparison to the six months ended June 30, 2006. For the six months ended June 30, 2007, the average yield/rate that we were paying on deposit products had increased by 1.45% in comparison to the same period in the prior year. Furthermore, the interest paid on our borrowings had increased from 4.08% to 4.39%. Our interest rate spread for the six months ended June 30, 2007 was 2.28%, which was a 0.37% decrease in comparison to the six months ended June 30, 2006. Our net interest margin was 2.77% and 3.00% as of June 30, 2007 and 2006, respectively.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets at June 30, 2007 were $349.2 million, a decrease of $5.0 million from $354.2 million at December 31, 2006. The decrease in total assets is primarily due to a $7.4 million decrease in cash and cash equivalents and a $1.4 million decrease in investment securities, partially offset by a $3.4 million increase in loans receivable, net.

Cash and cash equivalents decreased by $7.4 million from $18.7 million as of December 31, 2006 to $11.3 million as of June 30, 2007. The decrease is attributable to an $8.4 million decrease in federal funds sold. Federal funds sold decreased due to cash being utilized to repurchase $1.9 million of outstanding common stock under our stock repurchase plan during the second quarter. We also utilized cash to pay down $1.3 million of our long term borrowings. When we originate loans, we typically utilize cash received from loan payments made by our customers to fund new loans. During the six month period ending June 30, 2007, we originated more loans than paydowns received, which required us to utilize approximately $3.5 million of excess cash on hand for new loan originations. For the six months ended June 30, 2007, we had an overall net decrease in total deposits of $2.2 million due to the competitive interest rate environment on deposit accounts in our market area. When these deposits were initially received, we used the funds to purchase investment securities. When the funds were withdrawn, we used excess cash to pay for the withdrawals, instead of selling the interest-earning investment securities.

Investment securities decreased by $1.4 million to $109.1 million at June 30, 2007 from $110.5 million at December 31, 2006. The decrease is attributable to the receipt of paydowns from securities within our investment portfolio. We do not have any exposure to sub-prime loans in our investment portfolio. All of our mortgage-backed and asset-backed securities are rated AAA or are guaranteed by an agency of the federal government. We do not own any collaterized debt obligations (CDOs).

Loans receivable, net increased by $3.3 million to $209.0 million at June 30, 2007 from $205.7 million at December 31, 2006. The table below shows the changes in loan volume by loan type between December 31, 2006 and June 30, 2007:

	June 30,	December 31,	Change
	2007	2006	$	%
	(in thousands)
Real Estate Loans:
Residential, 1-4 Family	$150,732	$149,408	$1,324	0.9%
Home Equity	25,732	25,896	(164)	(0.6)%
Commercial	17,623	17,150	473	2.8%
Construction	4,121	1,570	2,551	162.5%

	198,208	194,024	4,184	2.2%

Commercial Loans	8,035	8,746	(711)	(8.1)%
Consumer Loans	2,485	2,689	(204)	(7.6)%

Total Gross Loans	208,728	205,459	3,269	1.6%
Allowance for loan losses	(1,300)	(1,257)	(43)	(3.4)%
Net deferred loan costs	1,604	1,475	129	8.7%

Loans receivable, net	$209,032	$205,677	$3,355	1.6%

The increase in commercial real estate loans and construction loans is attributable to our efforts to increase originations in this area. Residential mortgage loans increased due to increased sales of new and existing homes during the six month period ending June 30, 2007. Mortgage loans and commercial real estate loans represented 72.2% and 8.4%, respectively, of the loan portfolio at June 30, 2007. We do not carry any sub-prime loans in our mortgage portfolio.

The table below shows changes in deposit volumes by type of deposit between December 31, 2006 and June 30, 2007:

	June 30,	December 31,	Change
	2007	2006	$	%
	(in thousands)
Demand Deposits:
Non-interest bearing	$17,404	$17,458	$(54)	(0.3)%
Interest bearing	39,108	38,992	116	0.3%
Money market	25,156	24,551	605	2.5%
Savings	27,413	25,922	1,491	5.8%
Time deposits	138,404	142,714	(4,310)	(3.0)%

Total Deposits	$247,485	$249,637	$(2,152)	(0.9)%

The overall decrease in time deposits may be attributed to the competitive interest rates being offered by other banks, credit unions, mutual funds and financial service groups in our market area and our unwillingness to pay premium rates that will increase our interest expense beyond interest rates that we can obtain when we invest deposit funds in the marketplace.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, decreased by $640,000 from $43.4 million at December 31, 2006, to $42.7 million at June 30, 2007.

Total stockholders’ equity decreased by $1.7 million from $53.7 million at December 31, 2006 to $52.0 million at June 30, 2007. The decrease in total stockholders’ equity was primarily due to the purchase of $1.9 million in outstanding common stock under our stock repurchase plan during the second quarter. The decrease was offset by net income of $600,000 for the six months ending June 30, 2007. The stockholders’ equity was also affected by a decrease in the net of tax unrealized gain on securities available for sale of $501,000. Dividends declared and paid in 2007 reduced stockholders’ equity by $164,000 and stock-based compensation expenses increased stockholders’ equity by $202,000.

Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006

General. Net income was $302,000 for the three months ended June 30, 2007 a decrease of $244,000, or 44.7%, compared to net income of $546,000 for the three months ended June 30, 2006. The decrease in net income is attributed to a decrease in net interest income of $371,000 to $2.2 million for the three months ended June 30, 2007 from $2.5 million for the three months ended June 30, 2006. The decrease in net interest income is primarily due to an increase in deposit interest expense of $359,000. Earnings per share decreased $0.04 per share, or 44.4% from $0.09 for the three months ended June 30, 2006 to $0.05 per share for the three months ended June 30, 2007.

Interest Income. Interest income decreased $83,000 or 1.8%, from $4.5 million for the three months ended June 30, 2006 to $4.4 million for the three months ended June 30, 2007. A majority of this decrease is due to a $244,000 decrease in other interest income, from $285,000 as of June 30, 2006 to $41,000 as of June 30, 2007. This occurred due to a decrease in the average balance of Fed Funds sold and other interest bearing deposits from $25.8 million as of June 30, 2006 to $4.7 million as of June 30, 2007. The proceeds from our stock offering on April 3, 2006 were initially invested in federal funds sold. Since that time, the proceeds have been moved to other investments, resulting in the significant decrease in the average federal funds sold balance. The average yield on federal funds sold and other interest bearing deposits was 3.49% for the three months ending June 30, 2007 compared to 4.43% for the three months ended June 30, 2006. This decrease was partially offset by a $154,000 increase in interest on investment securities, the average balance of which increased by $7.4 million over the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The investment portfolio had an average yield of 4.58% for the three months ended June 30, 2007 compared to an average yield of 4.31% for the three months ended June 30, 2006. The average balance on our loan portfolio increased $1.9 million from an average balance of $204.9 million for the three months ended June 30, 2006 to an average balance of $206.8 million for the three months ended June 30, 2007. The average yield on our loan portfolio decreased from 6.08% to 6.04% for the three months ended June 30, 2006 and 2007, respectively. Interest income on our loan portfolio was reduced by a $110,000 loss on the fair value of our interest rate floor derivative product during the three months ended June 30, 2007.

Interest Expense. Interest expense increased by $288,000 or 14.7%, from $2.0 million for the three months ended June 30, 2006 to $2.2 million for the three months ended June 30, 2007. The interest paid on deposits increased by $359,000 from $1.4 million for the three months ended June 30, 2006 to $1.8 million for the three months ended June 30, 2007. This was due to an increase in the average yield paid on interest-bearing deposits from 2.49% for the three months ended June 30, 2006 to 3.04% for the three months ended June 30, 2007. The interest expense related to advances from the Federal Home Loan Bank of New York decreased by $58,000 from $523,000 for the three months ended June 30, 2006 to $465,000 for the three months ended June 30, 2007. While the average yield on these borrowings increased from 4.15% for the three months ending June 30, 2006 to 4.41% for the three months ending June 30, 2007, the average balance decreased from $50.4 million as of June 30, 2006 to $42.2 million as of June 30, 2007.

Provision for Loan Losses. For the three months ended June 30, 2007 and 2006, a provision for loan losses of $0 and $11,000 was recorded, respectively. Additions to the provision for loan loss was not deemed necessary during the three months ending June 30, 2007 based on management’s evaluation of various factors, including trends in loan volume, type and volume of loans, and collection efforts. Management will continue to evaluate its allowance for loan losses on a quarterly basis.

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

Non-interest Income. For the three months ended June 30, 2007, non-interest income, which is a total of service charges and fees, earnings on bank-owned life insurance, and other income totaled $492,000, which was an increase of $54,000 in comparison to the corresponding period in the prior year. $54,000 of the increase is due to increased earnings on bank owned life insurance, resulting from our purchase of an additional $3.8 million of bank owned life insurance in the fourth quarter of 2006 to fund supplemental employee retirement plans.

Non-interest Expense. Non-interest expense increased by $134,000 or 6.2% from $2.2 million for the three months ended June 30, 2006 to $2.3 million for the three months ended June 30, 2007. Non-interest expense includes the expense of salaries and employee benefits, occupancy and equipment, data processing and other items not related to expenses on deposits or borrowings. Salaries and employee benefits increased by $71,000, or 6.3%, due to $101,000 in additional expenses for stock-based plans that were implemented after being approved by shareholders in October 2006, offset by a decrease in salary expense of $30,000 due to staff reductions which occurred during the second quarter of 2006. Professional service fees increased by $108,000, or 45.4%, due to increased expenses for legal and other services related to being a public company. In addition, $30,000 was paid to an outside consultant during the three months ending June 30, 2007 for services relating to enhancement of fee income. As a result of these services, we project fee income to increase during the remainder of 2007. Occupancy and equipment expense decreased by $30,000, or 8.6%, due to assets being fully depreciated during the three months ended June 30, 2007, whereas in the same period last year, these assets were still on the depreciation schedule.

Income Tax Expense. Income taxes decreased by $196,000, or 73.4%, from $267,000 for the three months ending June 30, 2006 to $71,000 for the three months ending June 30, 2007. This was partially attributable to lower income before income taxes during the three month period ended June 30, 2007 as compared to the same period in the prior year. During the quarter ended June 30, 2007, our tax-exempt income on our municipal bond portfolio and bank-owned life insurance increased in total as well as percentage of pre-tax income in comparison to the quarter ended June 30, 2006. Our municipal bond portfolio has more than doubled since June 30, 2006 and income on bank-owned life insurance has increased due to an additional purchase during the fourth quarter of 2006. As a result, our effective tax rate was reduced from 32.8% for the three months ending June 30, 2006 to 19.0% for the three months ending June 30, 2007.

Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006

General. Net income was $600,000 for the six months ended June 30, 2007, a decrease of $263,000, or 30.5%, compared to net income of $863,000 for the six months ended June 30, 2006. The decrease in net income was primarily attributed to a $443,000 decrease in net interest income from $4.9 million for the six month period ended June 30, 2006 to $4.5 million for the six months ended June 30, 2007. The decrease in net interest income is primarily attributable to an increase in deposit interest expense of $743,000, partially offset by an increase in interest income on investment securities of $313,000.

Interest Income. Interest income increased $145,000 or 1.7%, from $8.8 million for the six months ended June 30, 2006 to $8.9 million for the six months ended June 30, 2007. A majority of this increase is due to a $313,000 increase in interest on investment securities, the average balance of which increased by $7.1 million over the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The investment portfolio had an average yield of 4.52% for the six months ended June 30, 2007 compared to an average yield of 4.22% for the six months ended June 30, 2006. The average yield on the loan portfolio increased from 6.06% for the six months ending June 30, 2006 to 6.14% for the six months ended June 30, 2007 due to an increase in our loan volume and an increase in rates on loan products. Interest income on our loan portfolio was reduced by a $101,000 loss on the fair value of our interest rate floor derivative product during the six months ended June 30, 2007. The increase in interest income on loans and investment securities was partially offset by a $281,000 decrease in other interest income. This decrease was attributable to a decrease in the average balance of Fed Funds sold and other interest bearing deposits from $18.5 million as of June 30, 2006 to $5.7 million as of June 30, 2007. The average yield on Fed Funds sold and other interest bearing deposits was 4.24% for the six months ending June 30, 2007 compared to 3.86% for the six months ended June 30, 2006. The proceeds from our stock offering on April 3, 2006 were initially invested in federal funds sold. Since that time, the proceeds have been moved to other investments, resulting in the significant decrease in the average federal funds sold balance.

Interest Expense. Interest expense increased by $588,000 or 15.2%, from $3.9 million for the six months ended June 30, 2006 to $4.5 million for the six months ended June 30, 2007. The interest paid on deposits increased by $743,000 from $2.7 million for the six months ended June 30, 2006 to $3.5 million for the six months ended June 30, 2007. This was due to an increase in the average yield paid on interest-bearing deposits from 2.38% for the six months ended June 30, 2006 to 3.02% for the six months ended June 30, 2007. The interest expense related to advances from the Federal Home Loan Bank of New York decreased by $132,000 from $1.1 million for the six months ended June 30, 2006 to $933,000 for the six months ended June 30, 2007. While the average yield on these borrowings increased from 4.08% for the six months ending June 30, 2006 to 4.39% for the six months ending June 30, 2007, the average balance decreased from $52.2 million as of June 30, 2006 to $42.5 million as of June 30, 2007.

Provision for Loan Losses. For the six months ended June 30, 2007 and 2006, a provision for loan losses of $45,000 and $11,000 was recorded, respectively. The increase during the six months ended June 30, 2007 was deemed necessary based on management’s evaluation of various factors, including trends in loan volume, type and volume of loans, and collection efforts. Management determined that an increase was necessary due to an increase in our commercial loan portfolio. Management will continue to evaluate its allowance for loan losses on a quarterly basis.

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

Non-interest Income. For the six months ended June 30, 2007, non-interest income, which is a total of service charges and fees, earnings on bank-owned life insurance, and other income totaled $961,000, which was an increase of $130,000 in comparison to the corresponding period in the prior year. $111,000 of the increase is due to increased earnings on bank owned life insurance, resulting from our purchase of an additional $3.8 million of bank owned life insurance in the fourth quarter of 2006 to fund supplemental employee retirement plans.

Non-interest Expense. Non-interest expense increased by $200,000 or 4.5% from $4.4 million for the six months ended June 30, 2006 to $4.6 million for the six months ended June 30, 2007. Non-interest expense includes the expense of salaries and employee benefits, occupancy and equipment, data processing and other items not related to expenses on deposits or borrowings. Salaries and employee benefits increased by $132,000, or 5.6%, due to annual raises, $202,000 in additional expenses for stock-based incentive plans that were implemented after being approved by shareholders in October 2006, offset by a decrease in salary expense of $62,000 due to staff reductions which occurred during the second quarter of 2006 and by a decrease in retirement benefit expense of $28,000 due to implementation of safe harbor provisions in the fourth quarter of 2006. Professional service fees increased by $182,000, or 43.0%, due to increased expenses for legal and other services related to being a public company. In addition, $30,000 was paid to an outside consultant during the six months ending June 30, 2007 for services relating to enhancement of fee income. As a result of these services, we project fee income to increase during the remainder of 2007. Occupancy and equipment expenses decreased by $55,000, or 7.6%, due to assets being fully depreciated during the three months ended June 30, 2007, whereas in the same period last year, these assets were still on the depreciation schedule.

Income Tax Expense. Income taxes decreased by $284,000, or 68.1%, from $417,000 for the six months ending June 30, 2006 to $133,000 for the six months ending June 30, 2007. This was partially attributable to lower income before income taxes during the six month period ended June 30, 2007 as compared to the same period in the prior year. During the six months ending June 30, 2007, our tax-exempt income on our municipal bond portfolio and bank-owned life insurance increased in total as well as percentage of pre-tax income in comparison to the same period in the prior year. Our municipal bond portfolio has more than doubled since June 30, 2006 and income on bank-owned life insurance has increased due to an additional purchase during the fourth quarter of 2006. As a result, our effective tax rate was reduced from 32.6% for the six months ending June 30, 2006 to 18.1% for the six months ending June 30, 2007.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which as of June 30, 2007, allowed us to borrow up to $34.6 million on an overnight line of credit and $34.6 million on a one-month overnight repricing line of credit. As of June 30, 2007 we had borrowed $1.3 million on the overnight line of credit. We had no borrowings on the one-month overnight repricing line of credit. We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans. At June 30, 2007, we had outstanding advances on this agreement totaling $41.4 million.

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

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities. For the six months ended June 30, 2007 and 2006, we originated loans of approximately $20.0 million and $15.8 million, respectively. Purchases of investment securities totaled $7.9 million in the six months ended June 30, 2007 and $17.1 million in the six months ended June 30, 2006.

At June 30, 2007, we had loan commitments to borrowers of approximately $6.3 million and overdraft lines of protection and unused home equity lines of credit of approximately $21.1 million.

Total deposits were $247.5 million at June 30, 2007, as compared to $249.6 million at December 31, 2006. Time deposit accounts scheduled to mature within one year were $123.6 million at June 30, 2007. The decrease in total deposits occurred when management decided not to match high interest rates being offered by competitors in our market area, as it would have had a negative effect on our net interest margin and earnings. Recently, competitor rates have moved in line with the rates we are offering. As a result, we do not anticipate additional losses in our deposit portfolio. We also anticipate that a significant portion of the time deposits that are scheduled to mature within one year will remain with us.

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

Loans Past Due and Non-performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $1.3 million at June 30, 2007 and $1.5 million at December 31, 2006.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At June 30, 2007	At December 31, 2006
	(Unaudited)
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
One-to-four family	$188	$503
Construction	—	—
Commercial real estate	55	133
Home equity loans and lines of credit	10	83
Other loans:
Commercial loans	59	—
Consumer loans	—	—

Total	$312	$719

Loans accounted for on a nonaccrual basis:
Mortgage loans on real estate:
One-to-four family	$887	$579
Construction	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	40	4
Other loans:
Commercial loans	—	—
Consumer loans	12	7

Total non-accrual loans	939	590

Total nonperforming loans	1,251	1,309

Foreclosed real estate	34	183
Restructured loans	—	—

Total nonperforming assets	$1,285	$1,492

Ratios:
Nonperforming loans as a percent of gross loans:	0.60%	0.64%
Nonperforming assets as a percent of total assets:	0.37%	0.42%

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or For the Six Months Ended June 30,	At or For the Year Ended December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands)
Balance at beginning of period:	$1,257	$1,240
Provision for loan losses	45	158

Charge-offs:
Mortgage loans on real estate:
One-to-four family	—	49
Construction loans	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	—
Other loans:
Commercial loans	—	86
Consumer loans	5	35

Total charge-offs	5	170

Recoveries:
Mortgage loans on real estate:
One-to-four family	—	—
Construction	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	—
Other loans:
Commercial loans	—	28
Consumer loans	3	1

Total Recoveries	3	29

Net charge-offs	2	141

Balance at end of period	$1,300	$1,257

Average loans outstanding	206,136	205,419
Ratio of net charge-offs to average loans outstanding	0.00%	0.07%

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 7 of the Notes to Consolidated Financial Statements for a summary of loan commitments outstanding as of June 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management of Market Risk

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at June 30, 2007 from the information presented in the Company’s Form 10-K for the year ended December 31, 2006.

Regulatory Capital

We are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank is a federal stock savings bank regulated by the Office of Thrift Supervision. The Company is a federal stock holding company corporation and is regulated as a savings and loan holding company by the Office of Thrift Supervision.

The Company’s ability to pay dividends is primarily dependent upon the ability of its subsidiary bank to pay dividends to the Company. The payment of dividends is subject to continued compliance with minimum regulatory capital requirements. In addition, regulatory approval is generally required prior to declaring dividends in an amount in excess of net income for that year plus net income retained in the preceding two years. During the six months ending June 30, 2007, Lake Shore, MHC which owns 55% of the Company’s outstanding common stock elected to waive its right to receive cash dividends of approximately $218,000. The total dividends waived by Lake Shore, MHC were $327,000 cumulatively as of June 30, 2007. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk weighted assets, tangible equity to tangible assets and Tier 1 capital to adjusted total assets. Management believes, as of June 30, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

The Company, as a savings and loan holding company, is not subject to formula based capital requirements at the holding company level. However, the Company is required by Office of Thrift Supervision regulation to maintain adequate capital to support its business activities.

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)
As of June 30, 2007:
Total capital (to risk-weighted assets)	$43,919	24.2%	$	≥14,508	≥	8.0%	$	≥18,135	≥	10.0%
Tier 1 capital (to adjusted total assets)	42,022	12.2%		≥13,803	≥	4.0%		≥17,253	≥	5.0%
Tangible equity (to tangible assets)	42,022	12.2%		≥ 5,176	≥	1.5%		—		—
Tier 1 capital (to risk-weighted assets)	42,022	23.2%		—		—		≥10,881	≥	6.0%

Item 4.	Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2007, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended June 30, 2007:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
April 1, 2007 through April 30, 2007	—	—	—	148,781
May 1, 2007 through May 31, 2007	80,000	12.58	80,000	68,781
June 1, 2007 through June 30, 2007	68,781	12.30	68,781	—
Total	148,781	12.45	148,781	—

(1)	On April 26, 2007, the Company announced that the Board of Directors had approved a stock repurchase plan pursuant to which the Company could repurchase up to 148,781 shares of its outstanding common stock. This amount represented 5% of the Company’s outstanding stock not owned by Lake Shore, MHC. The repurchase plan did not have an expiration date. As of June 30, 2007, all of the shares authorized by the plan had been repurchased, thereby ending the plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

An annual meeting of shareholders of Lake Shore Bancorp, Inc. was held on May 23, 2007. The proposals submitted to shareholders and the tabulation of votes for each proposal were as follows:

Proposal #1 - Election of Directors:

	Number of Votes For	Number of Votes Withheld

To serve one-year terms:

James P. Foley, DDS	6,127,378	232,633

Thomas E. Reed	6,127,858	232,153

Daniel P. Reininga	6,128,658	231,353

To serve two-year terms:

David C. Mancuso	6,128,833	231,178

Gary W. Winger	6,128,858	231,153

Nancy L. Yocum	6,128,808	231,203

To serve three-year terms:

Sharon E. Brautigam	6,127,285	232,726

Michael E. Brunecz	6,128,108	231,903

Proposal #2*- Amend Lake Shore Bancorp, Inc. 2006 Stock Option Plan

Number of Votes
For	Against	Abstain	Broker Non-Vote
1,034,200	943,033	41,753	704,150

Proposal #3 *- Amend Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan

Number of Votes
For	Against	Abstain	Broker Non-Vote
1,060,484	916,299	42,203	704,150

*	Proposals 2 and 3 required the affirmative vote of a majority of shares not owned by Lake Shore, MHC. Lake Shore, MHC was not entitled to vote. 2,975,625 shares were not owned by Lake Shore, MHC, which means the affirmative vote of 1,478,813 was necessary for Proposals 2 and 3 to be approved.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

/s/ David C. Mancuso
August 14, 2007	By:	David C. Mancuso
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Rachel A. Foley
August 14, 2007	By:	Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)