Form 10-Q
period 2007-09-30
Lake Shore Bancorp, Inc.
filed 2007-11-14
CIK 1341318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock ($0.01 par value) 6,463,719 outstanding shares as of October 31, 2007.

PART I

Item 1.	Financial Statements

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2007	December 31, 2006
	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$6,800	$9,070
Interest bearing deposits	1,215	1,211
Federal funds sold	15	8,401

Cash and Cash Equivalents	8,030	18,682

Securities available for sale	108,898	108,016
Federal Home Loan Bank stock, at cost	3,100	2,481
Loans receivable, net of allowance for loan losses $1,280 and $1,257	216,739	205,677
Premises and equipment, net	7,030	7,234
Accrued interest receivable	1,509	1,404
Bank owned life insurance	10,060	9,749
Other assets	1,005	994

Total Assets	$356,371	$354,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Interest bearing	$222,250	$232,179
Non-interest bearing	17,931	17,458

Total Deposits	240,181	249,637
Short-term borrowings	27,502	10,605
Long-term debt	29,360	32,750
Advances from borrowers for taxes and insurance	1,413	2,545
Other liabilities	4,628	4,953

Total Liabilities	$303,084	$300,490

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 6,463,719 outstanding	$66	$66
Additional paid-in capital	27,626	27,537
Treasury stock, at cost (148,781 shares at September 30, 2007)	(1,852)	—
Unearned shares held by ESOP	(2,409)	(2,473)
Unearned shares held by RRP	(1,417)	(1,565)
Retained earnings	30,964	30,063
Accumulated other comprehensive income	309	119

Total Stockholders’ Equity	53,287	53,747

Total Liabilities and Stockholders’ Equity	$356,371	$354,237

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited) (In Thousands, except per share amounts)
INTEREST INCOME
Loans, including fees	$3,523	$3,239	$9,849	$9,451
Investment securities, taxable	1,151	1,148	3,474	3,321
Investment securities, tax-exempt	100	—	263	—
Other	3	158	114	551

Total Interest Income	4,777	4,545	13,700	13,323

INTEREST EXPENSE
Deposits	1,749	1,504	5,225	4,236
Short-term borrowings	208	117	502	462
Long-term debt	309	363	948	1,083
Other	30	30	90	113

Total Interest Expense	2,296	2,014	6,765	5,894

Net Interest Income	2,481	2,531	6,935	7,429

PROVISION FOR LOAN LOSSES	—	45	45	56

Net Interest Income after Provision for Loan Losses	2,481	2,486	6,890	7,373

NON-INTEREST INCOME
Service charges and fees	381	393	1,083	1,080
Earnings on bank owned life insurance	106	50	310	144
Other	43	44	98	92

Total Non-Interest Income	530	487	1,491	1,316

NON-INTEREST EXPENSES
Salaries and employee benefits	1,199	1,104	3,701	3,475
Occupancy and equipment	318	322	985	1,045
Data processing	132	108	371	326
Advertising	65	50	174	188
Postage and supplies	63	54	189	198
Professional services	320	271	925	693
Other	190	185	578	606

Total Non-Interest Expenses	2,287	2,094	6,923	6,531

Income before Income Taxes	724	879	1,458	2,158

INCOME TAXES	182	299	315	716

Net Income	$542	$580	$1,143	$1,442

Basic earnings per common share	$0.09	$0.09	$0.18	$0.23

Diluted earnings per common share	$0.09	$0.09	$0.18	$0.23

Dividends declared per share	$0.03	$—	$0.09	$—

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
BALANCE – DECEMBER 31, 2005	$—	$—	$—	$—	$—	$28,326	$(331)	$27,995
Net income	—	—	—	—	—	1,442	—	1,442
Comprehensive income:
Change in unrealized net gains on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	186	186

TOTAL COMPREHENSIVE INCOME								1,628

Initial capitalization of MHC	—	(100)	—	—	—	—	—	(100)
Issuance of common stock, net of offering costs (6,612,500 shares)	66	27,621	—	—	—	—	—	27,687
Common shares acquired by ESOP (238,500 shares)	—	—	—	(2,558)	—	—	—	(2,558)
ESOP shares earned (5,290 shares)	—	(2)	—	57	—	—	—	55

BALANCE – SEPTEMBER 30, 2006	$66	$27,519	$—	$(2,501)	$—	$29,768	$(145)	$54,707

BALANCE – DECEMBER 31, 2006	$66	$27,537	$—	$(2,473)	$(1,565)	$30,063	$119	$53,747
Net income	—	—	—	—	—	1,143	—	1,143
Comprehensive income:
Change in unrealized net gains on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	190	190

TOTAL COMPREHENSIVE INCOME								1,333

ESOP shares earned ( 5,951 shares)	—	6	—	64	—	—	—	70
Stock based compensation	—	104	—	—	—	—	—	104
RRP shares earned ( 11,042 shares)	—	(21)	—	—	148	—	—	127
Purchase of treasury stock, at cost	—	—	(1,852)	—	—	—	—	(1,852)
Cash dividends declared ($0.09 per share)	—	—	—	—	—	(242)	—	(242)

BALANCE – SEPTEMBER 30, 2007	$66	$27,626	$(1,852)	$(2,409)	$(1,417)	$30,964	$309	$53,287

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(Unaudited) (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,143	$1,442
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales of loans	—	(2)
Net amortization of investment securities premium	1	7
Provision for loan losses	45	56
Depreciation and amortization	408	498
Earnings on bank owned life insurance	(310)	(144)
ESOP shares committed to be released	70	55
Stock based compensation expense	231	—
Increase in accrued interest receivable	(105)	(43)
Increase in other assets	(86)	635
Increase (decrease) in other liabilities	(325)	1,743

Net Cash Provided by Operating Activities	1,072	4,247

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Maturities, prepayments and calls	12,850	14,747
Purchases	(13,430)	(21,993)
Activity in held to maturity securities:
Maturities, prepayments and calls	—	62
Purchases of Federal Home Loan Bank Stock	(1,634)	(417)
Redemptions of Federal Home Loan Bank Stock	1,015	579
Proceeds from sales of loans	32	852
Loan origination and principal collections, net	(11,173)	(231)
Additions to premises and equipment	(209)	(217)

Net Cash Used in Investing Activities	(12,549)	(6,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(9,456)	(7,070)
Net decrease in advances from borrowers for taxes and insurance	(1,132)	(1,061)
Net increase (decrease) in short-term borrowings	16,897	(2,100)
Proceeds from issuance of long-term debt	1,000	3,500
Repayment of long-term debt	(4,390)	(5,100)
Proceeds from issuance of common stock, net of offering costs	—	27,687
Cash provided to ESOP for purchase of shares	—	(2,558)
Purchase of Treasury Stock	(1,852)	—
Cash dividends paid	(242)	—
Initial capitalization of MHC	—	(100)

Net Cash Provided by (Used in) Financing Activities	825	13,198

Net Increase (Decrease) in Cash and Cash Equivalents	(10,652)	10,827

CASH AND CASH EQUIVALENTS – BEGINNING	18,682	12,053

CASH AND CASH EQUIVALENTS – ENDING	$8,030	$22,880

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$6,743	$5,873

Income taxes paid	$802	$445

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$34	$157

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

The interim financial statements included herein as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements included in the Company’s Form 10-K for the period ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2007.

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

NOTE 2 – STOCK OFFERING

The Company completed its initial public stock offering on April 3, 2006. Prior to that time, the Bank was a mutual savings and loan association. The Company sold 2,975,625 shares, or 45% of its outstanding common stock, to subscribers in the offering and issued 3,636,875 shares, or 55% of its then-outstanding common stock to Lake Shore, MHC, a federally-chartered mutual holding company. Due to stock repurchases, the 3,636,875 shares of common stock owned by Lake Shore, MHC represents 56% of the Company’s outstanding common stock.

Net proceeds from the stock offering amounted to approximately $ 27.7 million. Expenses related to the offering were approximately $2.1 million. One half of the proceeds were retained by the Company. The remaining proceeds were contributed to the Bank. The Company utilized $2.6 million of the proceeds to extend a loan to an employee stock ownership plan (the “ESOP”). As of September 30, 2007, the ESOP had used $2.6 million in loan proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.

NOTE 3 – DERIVATIVE INSTRUMENTS

In August 2006, the Company entered into a derivative contract as part of its risk management strategy to protect against market fluctuations in interest rates. An interest rate floor was purchased for $221,000 to protect against a decline in the prime rate earned on a $10 million notional amount of adjustable rate loans within our portfolio. The term of the interest rate floor product is 60 months. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to account for this transaction. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivative qualifies as a hedge. If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income. The Company did not elect to use hedge accounting for this transaction. The interest rate floor is recorded in Other Assets on the Consolidated Statement of Financial Condition and the change in fair value is recorded in Loan Interest Income on the Consolidated Statement of Income. As of September 30, 2007 and December 31, 2006, respectively, the fair market value of the interest rate floor was $295,000 and $220,000, resulting in $75,000 of interest income for the nine months ended September 30, 2007. During the quarter ended September 30, 2007, $176,000 of interest income was recorded for the increase in the fair market value of the interest rate floor.

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

The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited) (In Thousands)
Unrealized holding gains on securities available for sale	$1,097	$1,658	$303	$294
Reclassification adjustment for (gains) losses realized in income	—	—	—	—

Net Unrealized Gains	1,097	1,658	303	294
Income tax effect	(406)	(613)	(113)	(108)

Net of Tax Amount	$691	$1,045	$190	$186

NOTE 6 – EARNINGS PER SHARE

Earnings per share is calculated for the three and nine month periods ending September 30, 2007. The earnings per share for the three and nine months ended September 30, 2006 is calculated for the period after the offering was closed and stock issued on April 3, 2006. The Company had no dilutive securities as of September 30, 2006. Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.

The difference between the common shares issued and the common shares outstanding, for the purposes of calculating basic earnings per share, is a result of the unallocated ESOP, restricted stock shares, and treasury stock.

The calculated basic and diluted earnings per share (“EPS”) are as follows:

	Three Months ending September 30, 2007	Three Months ending September 30, 2006
Numerator – net income	$542,000	$580,000
Denominator:
Basic weighted average shares outstanding	6,115,226	6,377,996

Earnings per share:
Basic	$0.09	$0.09
Diluted	$0.09	$0.09

	Nine Months ending September 30, 2007	Nine Months ending September 30, 2006
Numerator – net income	$1,143,000	$1,442,000
Denominator:
Basic weighted average shares outstanding	6,126,389	6,376,710

Earnings per share:
Basic	$0.18	$0.23
Diluted	$0.18	$0.23

Options to purchase 214,546 shares at $11.50 and restricted unvested shares of 106,081 were outstanding during 2007, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

The following commitments to extend credit were outstanding:

	Contract Amount
	September 30,	December 31,
	2007	2006
	(In Thousands)
Commitments to grant loans	$7,957	$5,671
Unfunded commitments under lines of credit	$21,067	$21,298

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At September 30, 2007 and December 31, 2006, the Company’s fixed rate loan commitments totaled $5.8 million and $3.9 million, respectively. The range of interest rates on these fixed rate commitments was 5.45% to 9.75% at September 30, 2007.

NOTE 8 – STOCK-BASED COMPENSATION

As of September 30, 2007, the Company had three stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with SFAS 123R, “Share Based Payment”. The compensation cost that has been charged against income for these plans was $99,000 for the three months ending September 30, 2007 and $301,000 for the nine months ending September 30, 2007.

Stock Option Plan

The Company’s 2006 Stock Option Plan (the “Stock Option Plan”), which is shareholder-approved, permits the grant of options to its employees and non-employee directors for up to 297,562 shares of common stock. On November 15, 2006, the Board of Directors granted 241,546 of options to members of management and non-employee directors. Both incentive stock options and non-qualified stock options may be granted under the Stock Option Plan. The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. The options generally vest over a five year period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.04%; expected volatility of 9.64%; risk-free interest rate of 4.617%; and expected life of 10 years.

A summary of the status of the Company’s stock option plan as of September 30, 2007 is presented below:

	2007
	Options	Exercise Price
Outstanding at beginning of year	241,546	$11.50
Granted	—	—

Outstanding as of September 30, 2007	241,546	$11.50

Options exerciseable as of September 30, 2007	—	—
Fair value of options granted	$3.27

At September 30, 2007, stock options outstanding did not have an intrinsic value (as the stock price on that date was below the exercise price) and 56,016 options remain unawarded. Compensation expense amounted to $35,000 for the three months ended September 30, 2007 and $105,000 for the nine months ended September 30, 2007 based on 10,793 and 32,017 options earned, respectively, through those dates. At September 30, 2007, $667,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 51 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (the “RRP”), which is shareholder-approved, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock. On November 15, 2006, the Board of Directors granted 83,305 shares under the RRP to members of management and non-employee directors. Shares vest at a rate of 20% per year with the first vesting period ending December 31, 2007. The fair value of the common stock on the grant date was $11.50. As of September 30, 2007, there were no shares vested or distributed to eligible participants. Compensation expense amounted to $43,000 for the three months ended September 30, 2007 and $127,000 for the nine months ended September 30, 2007 based on 3,721 shares and 11,042 shares earned, respectively, through those dates. At September 30, 2007, $809,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 51 months.

Employee Stock Ownership Plan

In connection with the stock offering, the Company established the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (“ESOP”) for the benefit of eligible employees of the Company and the Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service. As of September 30, 2007, there were 7,905 allocated shares and 230,115 unallocated shares. The ESOP compensation expense was $21,000 for the three months ending September 30, 2007 and $70,000 for the nine months ending September 30, 2007, based on 1,984 and 5,951 shares earned, respectively, for those periods.

NOTE 9 – TREASURY STOCK

During the quarter ended June 30, 2007, the Company repurchased 148,781 shares of common stock at an average cost of $12.45 per share, pursuant to the Company’s publicly announced common stock repurchase program. As of June 30, 2007, all of the shares authorized by the plan had been repurchased.

NOTE 10 – SUBSEQUENT EVENT

On October 17, 2007, the Board of Directors declared a quarterly dividend of $0.04 per share on the Company’s common stock, payable on November 16, 2007 to shareholders of record as of November 2, 2007. Lake Shore, MHC, which owns 56% of the Company’s outstanding common stock elected to waive its right to receive cash dividends of approximately $109,000 for the three month period ending September 30, 2007 and $327,000 for the nine month period ending September 30, 2007. Lake Shore, MHC has waived approximately $436,000 of cash dividends cumulatively as of September 30, 2007. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2007 compared to the financial condition as of December 31, 2006 and the consolidated results of operations for the three and nine months ended September 30, 2007 and 2006.

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

Branching. In 2003, we opened new branch offices in Orchard Park and East Amherst, New York. These new offices have generated deposits of $24.4 million and $15.1 million as of September 30, 2007, respectively. We also opened a new branch office in Hamburg, New York in December 2005, which has generated deposits of $11.5 million as of September 30, 2007. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield, in Chautauqua County, New York and in East Amherst, Hamburg and Orchard Park in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending. Historically, our lending portfolio has been composed predominantly of residential mortgage loans. At September 30, 2007 and December 31, 2006, we held $156.6 million and $149.4 million of residential mortgage loans, respectively, which constituted 72.4% and 72.7% of our total loan portfolio, at such respective dates. We also originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At September 30, 2007 and December 31, 2006, our commercial real estate loan portfolio consisted of loans totaling $19.3 million and $17.2 million respectively, or 8.9% and 8.3%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At September 30, 2007 and December 31, 2006, our commercial loan portfolio consisted of loans totaling $8.1 million and $8.7 million, respectively, or 3.8% and 4.3%, respectively, of total loans. Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans. We will sell loans when appropriate and will retain servicing rights to those loans. We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent. Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. At September 30, 2007 and December 31, 2006, our investment securities totaled $112.0 million and $110.5 million, respectively.

Treasury Yield Curve. Banks generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped. From May 2004 until July 2007, the Federal Reserve had increased the short-term federal funds rate. During this time frame, short and intermediate term interest rates increased, while some long term rates, most notably the yield on 30 year U.S. Treasury bonds decreased. The yield curve became inverted with short term interest rates higher than long term rates. In this environment, the margin between interest earning assets and interest bearing liabilities began to shrink, resulting in reduced net interest income. Furthermore, the rate earned on new investments and loans did not necessarily offset the cost of repricing deposits and borrowings. In addition, borrowers that had adjustable rate loans may have opted to prepay their loans rather than pay more interest because loan rates have adjusted higher. Adjustable rate loans are generally tied to short term indexes that move in conjunction with the changes in interest rates orchestrated by the Federal Reserve. If we experience a high level of prepayments on adjustable rate loans, that could reduce interest income.

The inverted yield curve during the eight month period ending August 31, 2007 made it difficult to execute an organic growth strategy to improve income. Most depositors prefer shorter term deposits. When banks have to pay higher rates to attract new deposits, the marginal cost may exceed the marginal revenue earned on new loans or investments, due in part because short term rates are higher than long term rates. Attracting short term deposits may also increase the repricing mismatch between assets and liabilities.

In September 2007, the Federal Reserve cut the federal funds rate by 50 basis points to 4.75%. That action, combined with the continued weakness in the housing market and credit concerns over sub-prime loan defaults has caused the Treasury yield curve to shift. On July 1, 2007 the yield curve was virtually flat at 5%. During the quarter ended September 30, 2007, yields on short-term maturities were down by 80 to 90 basis points, and yields on intermediate term maturities were down by 30 to 50 basis points.

For example, the yield on the 2 year Treasury bond declined from 4.86% to 4.00% at the end of the quarter and the yield on the 10 year Treasury bond declined from 5.02% to 4.86%. However, because of credit concerns over mortgage related securities, the yield spread for mortgage securities widened over Treasury bonds. For example, on June 30, 2007 we offered 30 year fixed rate loans at a rate of 6.50%. On September 30, 2007, the rate we offered on these loan types was 6.375%, a decline of only 12.5 basis points. Given the changes in the treasury yield curve and spread relationships, our net interest margin could improve if our funding costs decline and if interest rates on loans remain relatively unchanged.

The change in the yield curve in September 2007 will allow us to reprice some of our short term borrowings to lower interest rates and allow us to reduce the interest rates we offer on our certificates of deposit, which may increase our net interest margin. If we reduce rates on our deposit products, our deposit balances may decrease, which may require us to tap into other funding sources to grow our balance sheet.

We anticipated that the housing crisis would create credit problems for the economy, so we avoided credit risk. We remain free of exposure to credit problems that are affecting many lenders. We do not have any sub-prime loans or other high-risk mortgage products within our loan or investment portfolios. Our strategy to improve interest income was to increase our interest rate risk exposure. To mitigate the risk of falling interest rates on our adjustable rate home equity and commercial loans, we purchased an interest rate floor product during August 2006 for $221,000 on a notional principal amount of $10 million. This product allows us to receive payments if the prime rate drops below 8%. The prime rate as of September 30, 2007 was 7.75%. As a result, we will begin to receive payments on the interest rate floor product, which will offset the expected loss in loan interest income on adjustable rate loans that are tied to the prime rate. The interest rate floor expires on August 1, 2011. Refer to Note 3 of Notes to our Consolidated Financial Statements for more information.

We believe that the cumulative impact of the strategies we elected to pursue will improve our earnings in a lower interest rate environment.

We employ a third party financial advisor to assist us in managing the investment portfolio and developing balance sheet strategies. At September 30, 2007 and December 31, 2006, we had $108.9 million and $108.0 million, respectively, invested in securities available for sale, the majority of which are mortgage-backed or asset backed securities. All of our mortgage-backed and asset-backed securities are rated AAA or are guaranteed by an agency of the federal government. We do not own any collateralized debt obligations (CDOs).

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

	At September 30, 2007		For the Three Months ended September 30, 2007			For the Three Months ended September 30, 2006
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold & other interest-bearing deposits	$1,230	5.01%	$1,348	$3	0.89%	$13,789	$158	4.58%
Securities	111,998	4.45%	111,319	1,251	4.50%	104,292	1,148	4.39%
Loans	216,739	6.06%	212,435	3,523	6.63%	205,410	3,239	6.31%

Total interest-earning assets	329,967	5.38%	325,102	4,777	5.88%	323,491	4,545	5.62%
Other assets	26,404		26,464			21,693

Total assets	$356,371		$351,566			$345,184

Interest-bearing liabilities:
Demand and NOW accounts	$36,089	0.68%	$36,907	$60	0.65%	$37,057	$62	0.67%
Money market accounts	22,183	1.48%	24,040	79	1.31%	24,594	66	1.07%
Savings accounts	27,088	0.50%	27,427	35	0.51%	27,221	38	0.56%
Time deposits	136,890	4.57%	138,671	1,575	4.54%	135,354	1,338	3.95%
Borrowed funds	56,862	3.40%	45,668	517	4.53%	45,568	480	4.21%
Other interest-bearing liabilities	1,389	8.64%	1,391	30	8.63%	1,411	30	8.50%

Total interest bearing liabilities	280,501	3.22%	274,104	2,296	3.35%	271,205	2,014	2.94%

Other non-interest bearing liabilities	22,583		24,826			20,173
Stockholders’ equity	53,287		52,636			53,806

Total liabilities and stockholders’ equity	$356,371		$351,566			$345,184

Net interest income				$2,481			$2,531

Interest rate spread					2.53%			2.68%
Net interest margin					3.05%			3.13%

	At September 30, 2007		For the Nine Months ended September 30, 2007			For the Nine Months ended September 30, 2006
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold & other interest-bearing deposits	$1,230	5.01%	$4,264	$114	3.56%	$16,909	$551	4.33%
Securities	111,998	4.45%	110,513	3,737	4.51%	103,455	3,321	4.27%
Loans	216,739	6.06%	208,259	9,849	6.31%	205,281	9,451	6.12%

Total interest-earning assets	329,967	5.38%	323,036	13,700	5.65%	325,645	13,323	5.44%
Other assets	26,404		25,420			23,167

Total assets	$356,371		$348,456			$348,812

Interest-bearing liabilities:
Demand and NOW accounts	$36,089	0.68%	$37,007	$183	0.66%	$37,214	$154	0.55%
Money market accounts	22,183	1.48%	24,804	247	1.33%	25,910	190	0.98%
Savings accounts	27,088	0.50%	26,883	102	0.51%	25,665	108	0.56%
Time deposits	136,890	4.57%	140,341	4,693	4.46%	138,934	3,784	3.62%
Borrowed funds	56,862	3.40%	43,579	1,450	4.44%	49,932	1,545	4.12%
Advances from borrowers on taxes and insurance***	—	—	—	—	—	2,135	22	1.37%
Other interest-bearing liabilities	1,389	8.64%	1,396	90	8.60%	1,416	91	8.55%

Total interest bearing liabilities	280,501	3.22%	274,010	6,765	3.29%	281,206	5,894	2.78%

Other non-interest bearing liabilities	22,583		20,925			25,905
Stockholders’ equity	53,287		53,521			41,701

Total liabilities and stockholders’ equity	$356,371		$348,456			$348,812

Net interest income				$6,935			$7,429

Interest rate spread					2.36%			2.66%
Net interest margin					2.86%			3.03%

***	Beginning in July 2006, we no longer paid interest on funds held in escrow accounts. In 2007, the balance of funds in escrow accounts is included in the “other non-interest bearing liabilities” section.

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

	Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$(73)	$(82)	$(155)
Securities	24	79	103
Loans	171	113	284

Total interest-earning assets	122	110	232

Interest-bearing liabilities:
Demand and NOW accounts	(2)	—	(2)
Money market accounts	15	(2)	13
Savings accounts	(3)	—	(3)
Time deposits	204	33	237

Total deposits	214	31	245
Other interest-bearing liabilities:
Borrowed funds	36	1	37

Total interest-bearing liabilities	250	32	282

Net change in interest income	$(128)	$78	$(50)

	Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$(85)	$(352)	$(437)
Securities	183	233	416
Loans	260	138	398

Total interest-earning assets	358	19	377

Interest-bearing liabilities:
Demand and NOW accounts	30	(1)	29
Money market accounts	65	(8)	57
Savings accounts	(11)	5	(6)
Time deposits	870	39	909

Total deposits	954	35	989

Other interest-bearing liabilities:
Borrowed funds	111	(206)	(95)
Advances from borrowers on taxes and insurance and other interest-bearing liabilities	(21)	(2)	(23)

Total interest-bearing liabilities	1,044	(173)	871

Net change in interest income	$(686)	$192	$(494)

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

However, in September 2007, interest rates began to decrease. In a decreasing interest rate environment, our earnings may increase if long-term interest-earning assets do not reprice and interest rates on short-term deposits begin to decrease.

For the three months ended September 30, 2007, the average yield/rate on our loan and investment portfolios were 6.63% and 4.50%, respectively, in comparison to rates of 6.31% and 4.39%, respectively, for the three months ended September 30, 2006. The increase in yield on our loan portfolio during the three months ended September 30, 2007 in comparison to the same period in the prior year is partially due to the $176,000 gain incurred on our interest rate floor product during the quarter ended September 30, 2007. This gain is recorded as an increase to loan interest income. Overall, the average yield/rate on our interest earning assets has increased by 0.26% for the three months ended September 30, 2007 in comparison to the three months ended September 30, 2006. For the three months ended September 30, 2007, the average yield/rate that we were paying on deposit products had increased by 0.40% in comparison to the same period in the prior year. Furthermore, the interest paid on our borrowings had increased from 4.21% to 4.53%. Our interest rate spread for the three months ended September 30, 2007 was 2.53%, which was a 0.15% decrease in comparison to the three months ended September 30, 2006. Our net interest margin was 3.05% and 3.13% as of September 30, 2007 and 2006, respectively.

For the nine months ended September 30, 2007, the average yield/rate on our loan and investment portfolios were 6.31% and 4.51%, respectively, in comparison to rates of 6.12% and 4.27%, respectively, for the nine months ended September 30, 2006. Overall, the average yield/rate on our interest earning assets has increased by 0.21% for the nine months ended September 30, 2007 in comparison to the nine months ended September 30, 2006. For the nine months ended September 30, 2007, the average yield/rate that we were paying on deposit products had increased by 0.57% in comparison to the same period in the prior year. Furthermore, the interest paid on our borrowings had increased from 4.12% to 4.44%. Our interest rate spread for the nine months ended September 30, 2007 was 2.36%, which was a 0.30% decrease in comparison to the nine months ended September 30, 2006. Our net interest margin was 2.86% and 3.03% as of September 30, 2007 and 2006, respectively.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets at September 30, 2007 were $356.4 million, an increase of $2.2 million from $354.2 million at December 31, 2006. The increase in total assets is primarily due to an $11.1 million increase in loans receivable, net and a $1.5 million increase in the investment portfolio, partially offset by a $10.7 million decrease in cash and cash equivalents.

Cash and cash equivalents decreased by $10.7 million from $18.7 million as of December 31, 2006 to $8.0 million as of September 30, 2007. The decrease is attributable to an $8.4 million decrease in federal funds sold. Federal funds sold decreased due to cash being utilized to repurchase $1.9 million of outstanding common stock under our stock repurchase plan during the second quarter. For the nine months ended September 30, 2007, we had an overall net decrease in total deposits of $9.5 million due to the competitive interest rate environment on deposit accounts in our market area. We have opted to allow deposit outflows, primarily in certificates of deposit, rather than to reprice our deposit base at higher rates.

Investment securities increased by $1.5 million to $112.0 million at September 30, 2007 from $110.5 million at December 31, 2006. The increase is attributable to the purchase of new securities in excess of the receipt of paydowns from securities within our investment portfolio. We do not have any exposure to sub-prime loans in our investment portfolio. All of our mortgage-backed and asset-backed securities are rated AAA or are guaranteed by an agency of the federal government. We do not own any collateralized debt obligations (CDOs).

Loans receivable, net increased by $11.1 million to $216.7 million at September 30, 2007 from $205.7 million at December 31, 2006. The table below shows the changes in loan volume by loan type between December 31, 2006 and September 30, 2007:

	September 30, 2007	December 31, 2006	Change
			$	%
	(in thousands)
Real Estate Loans:
Residential, 1-4 Family	$156,560	$149,408	$7,152	4.8%
Home Equity	26,687	25,896	791	3.1%
Commercial	19,293	17,150	2,143	12.5%
Construction	3,050	1,570	1,480	94.3%

	205,590	194,024	11,566	6.0%
Commercial Loans	8,124	8,746	(622)	(7.1)%
Consumer Loans	2,561	2,689	(128)	(4.8)%

Total Gross Loans	216,275	205,459	10,816	5.3%
Allowance for Loan Losses	(1,280)	(1,257)	(23)	(1.8)%
Net deferred loan costs	1,744	1,475	269	18.2%

Loans receivable, net	$216,739	$205,677	$11,062	5.4%

The increase in commercial real estate loans and construction loans is attributable to our efforts to increase originations in this area. Residential mortgage loans increased due to increased sales of new and existing homes during the nine month period ending September 30, 2007. Mortgage loans and commercial real estate loans represented 72.4% and 8.9%, respectively, of the loan portfolio at September 30, 2007. We do not carry any “sub-prime” loans in our mortgage portfolio.

The table below shows changes in deposit volumes by type of deposit between December 31, 2006 and September 30, 2007:

	September 30, 2007	December 31, 2006	Change
			$	%
	(in thousands)
Demand Deposits:
Non-interest bearing	$17,931	$17,458	$473	2.7%
Interest bearing	36,089	38,992	(2,903)	(7.4)%
Money market	22,183	24,551	(2,368)	(9.6)%
Savings	27,088	25,922	1,166	4.5%
Time deposits	136,890	142,714	(5,824)	(4.1)%

Total Deposits	$240,181	$249,637	$(9,456)	(3.8)%

The overall decrease in time deposits may be attributed to the competitive interest rates being offered by other banks, credit unions, mutual funds and financial service groups in our market area and our unwillingness to pay premium rates that will increase our interest expense. We have opted to allow deposit outflows, primarily in time deposits, rather than to reprice our deposit base at higher rates.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, increased by $13.5 million from $43.4 million at December 31, 2006, to $56.9 million at September 30, 2007. The increase in borrowings is attributed to the increase of $11.1 million in our loans receivable and the decrease of $9.5 million in our deposit portfolio. Typically, we fund new loans with loan payments received from existing borrowers and from increases in our deposit portfolio. During the nine months ended September 30, 2007, we closed more new loans than funding was available from these two sources. As a result, we had to obtain the necessary funds for these new loans by drawing on borrowing capabilities at the Federal Home Loan Bank.

Total stockholders’ equity decreased by $460,000 from $53.7 million at December 31, 2006 to $53.3 million at September 30, 2007. The decrease in total stockholders’ equity was primarily due to the purchase of $1.9 million in outstanding common stock under our stock repurchase plan during the second quarter. The decrease was offset by net income of $1.1 million for the nine months ending September 30, 2007. Stockholders’ equity was also affected by an increase in the net of tax unrealized gain on securities available for sale of $190,000. Dividends declared and paid in 2007 reduced stockholders’ equity by $242,000 and stock-based compensation expenses increased stockholders’ equity by $301,000.

Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006

General. Net income was $542,000 for the three months ended September 30, 2007 a decrease of $38,000, or 6.6%, compared to net income of $580,000 for the three months ended September 30, 2006. The decrease in net income is attributed to an increase in non-interest expenses of $193,000, or 9.2% to $2.3 million for the three months ended September 30, 2007 from $2.1 million for the three months ended September 30, 2006, partially offset by a $117,000 decrease in income tax expense and a $43,000 increase in non-interest income. Earnings per share remained steady at $0.09 per share for the three months ended September 30, 2007 and 2006.

Interest Income. Interest income increased $232,000 or 5.1%, from $4.5 million for the three months ended September 30, 2006 to $4.8 million for the three months ended September 30, 2007. Loan interest income increased by $284,000, or 8.8% from $3.2 million for the three months ended September 30, 2006 to $3.5 million for the three months ended September 30, 2007. The average balance on our loan portfolio increased $7.0 million from an average balance of $205.4 million for the three months ended September 30, 2006 to an average balance of $212.4 million for the three months ended September 30, 2007. The average yield on our loan portfolio increased from 6.31% to 6.63% for the three months ended September 30, 2006 and 2007, respectively. Interest income on our loan portfolio was increased by a $176,000 gain on the fair value of our interest rate floor derivative product during the three months ended September 30, 2007. Investment interest income increased by $103,000, or 9.0% from $1.1 million for the quarter ended September 30, 2006 to $1.3 million for the quarter ended September 30, 2007. The investment portfolio had an average balance of $111.3 million and an average yield of 4.5% for the quarter ended September 30, 2007 compared to an average balance of $104.3 million and an average yield of 4.4% for the quarter ended September 30, 2006. Other interest income decreased by $155,000, or 98.1%, from $158,000 for the quarter ended September 30, 2006 to $3,000 for the quarter ended September 30, 2007. This occurred due to the decrease in the average balance of federal funds sold and other interest bearing deposits from $13.8 million for the quarter ended September 30, 2006 to $1.3 million for the quarter ended September 30, 2007. The proceeds from our stock offering on April 3, 2006 were initially invested in federal funds sold. Since that time, the proceeds have been moved to other investments, resulting in the significant decrease in the average federal funds sold balance.

Interest Expense. Interest expense increased by $282,000 or 14.0%, from $2.0 million for the three months ended September 30, 2006 to $2.3 million for the three months ended September 30, 2007. The interest paid on deposits increased by $245,000 from $1.5 million for the three months ended September 30, 2006 to $1.7 million for the three months ended September 30, 2007. This was due to an increase in the average yield paid on interest-bearing deposits from 2.68% for the three months ended September 30, 2006 to 3.08% for the three months ended September 30, 2007. The interest expense related to advances from the Federal Home Loan Bank of New York increased by $37,000, or 7.7%, from $480,000 for the three months ended September 30, 2006 to $517,000 for the three months ended September 30, 2007. The average yield on these borrowings increased from 4.21% for the three months ending September 30, 2006 to 4.53% for the three months ending September 30, 2007.

Provision for Loan Losses. For the three months ended September 30, 2007 and 2006, a provision for loan losses of $0 and $45,000 was recorded, respectively. A provision for loan losses was not deemed necessary during the three months ended September 30, 2007 based on management’s evaluation of various factors, including trends in loan volume, type and volume of loans, and collection efforts. Management will continue to evaluate its allowance for loan losses on a quarterly basis.

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

Non-interest Income. For the three months ended September 30, 2007, non-interest income, which is a total of service charges and fees, earnings on bank-owned life insurance, and other income totaled $530,000, which was an increase of $43,000 in comparison to the corresponding period in the prior year. The increase is attributed to $56,000 of increased earnings on bank owned life insurance, resulting from our purchase of an additional $3.8 million of bank owned life insurance in the fourth quarter of 2006 to fund supplemental employee retirement plans. The increase was partially offset by a $12,000 decrease in service charges and fees.

Non-interest Expense. Non-interest expense increased by $193,000 or 9.2 % from $2.1 million for the three months ended September 30, 2006 to $2.3 million for the three months ended September 30, 2007. Non-interest expense includes the expense of salaries and employee benefits, occupancy and equipment, data processing and other items not related to expenses on deposits or borrowings. Salaries and employee benefits increased by $95,000, or 8.6%, due to $99,000 in additional expenses for stock-based plans that were implemented after being approved by shareholders in October 2006. Professional service fees increased by $49,000, or 18.1%, due to increased expenses for legal and other services related to being a public company. In addition, funds were paid to an outside consultant during the three months ending September 30, 2007 for services relating to enhancement of fee income. As a result of these services, we project fee income to increase during the remainder of 2007 and into 2008. Data processing expenses increased by $24,000 this quarter due to increased expenses relating to electronic transaction processing as a result of adding two new off-site ATMs to our network in 2007 and due to increased use of debit cards by our customers. Advertising expense increased by $15,000 during the current quarter, in comparison to the same quarter last year, due to targeted efforts to reach additional customers in our market area via television.

Income Tax Expense. Income taxes decreased by $117,000, or 39.1%, from $299,000 for the three months ended September 30, 2006 to $182,000 for the three months ended September 30, 2007. This was partially attributable to lower income before income taxes during the three month period ended September 30, 2007 as compared to the same period in the prior year. During the quarter ended September 30, 2007, our tax-exempt income on our municipal bond portfolio and bank-owned life insurance increased in total as well as a percentage of pre-tax income in comparison to the quarter ended September 30, 2006. Our municipal bond portfolio has more than doubled since September 30, 2006 and income on bank-owned life insurance has increased due to an additional purchase during the fourth quarter of 2006. As a result, our effective tax rate was reduced from 34.0% for the three months ended September 30, 2006 to 25.1% for the three months ended September 30, 2007. The effective tax rate for the quarter ended September 30, 2007 increased by 6.1% from 19.0% for the quarter ended June 30, 2007. The increase in the effective tax rate during the third quarter of 2007 is primarily attributed to an increase in the mix of taxable income as compared to tax-exempt income that was projected as of June 30, 2007. As taxable income is higher than expected, additional tax expense needed to be posted during the third quarter of 2007.

Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and 2006

General. Net income was $1.1 million for the nine months ended September 30, 2007, a decrease of $299,000, or 20.7%, compared to net income of $1.4 million for the nine months ended September 30, 2006. The decrease in net income was primarily attributed to a $483,000 decrease in net interest income from $7.4 million for the nine month period ended September 30, 2006 to $6.9 million for the nine months ended September 30, 2007. The decrease in net interest income is primarily attributable to an increase in deposit interest expense of $989,000, partially offset by an increase in interest income of $377,000 and a decrease in interest expense on borrowings of $95,000.

Interest Income. Interest income increased $377,000 or 2.8%, from $13.3 million for the nine months ended September 30, 2006 to $13.7 million for the nine months ended September 30, 2007. A majority of this increase is due to a $416,000 increase in interest on investment securities, the average balance of which increased by $7.1 million over the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The investment portfolio had an average yield of 4.51% for the nine months ended September 30, 2007 compared to an average yield of 4.27% for the nine months ended September 30, 2006. Interest income on loans increased $398,000 from $9.5 million for the nine months ending September 30, 2006 to $9.8 million for the nine months ending September 30, 2007. The average yield on the loan portfolio increased from 6.12% for the nine months ending September 30, 2006 to 6.31% for the nine months ended September 30, 2007 due to an increase in our loan volume and an increase in rates on loan products. Interest income on our loan portfolio was affected by a $75,000 gain on the fair value of our interest rate floor derivative product during the nine months ended September 30, 2007. The increase in interest income on loans and investment securities was partially offset by a $437,000 decrease in other interest income. This decrease was attributable to a decrease in the average balance of Fed Funds sold and other interest bearing deposits from $16.9 million as of September 30, 2006 to $4.3 million as of September 30, 2007. The average yield on Fed Funds sold and other interest bearing deposits was 3.56% for the nine months ending September 30, 2007 compared to 4.33% for the nine months ended September 30, 2006. The proceeds from our stock offering on April 3, 2006 were initially invested in federal funds sold. Since that time, the proceeds have been moved to other investments, resulting in the significant decrease in the average federal funds sold balance.

Interest Expense. Interest expense increased by $871,000 or 14.8%, from $5.9 million for the nine months ended September 30, 2006 to $6.8 million for the nine months ended September 30, 2007. The interest paid on deposits increased by $989,000 from $4.2 million for the nine months ended September 30, 2006 to $5.2 million for the nine months ended September 30, 2007. This was due to an increase in the average yield paid on interest-bearing deposits from 2.47% for the nine months ended September 30, 2006 to 3.04% for the nine months ended September 30, 2007. The interest expense related to advances from the Federal Home Loan Bank of New York decreased by $95,000 from $1.5 million for the nine months ended September 30, 2006 to $1.4 million for the nine months ended September 30, 2007. While the average yield on these borrowings increased from 4.12% for the nine months ending September 30, 2006 to 4.44% for the nine months ending September 30, 2007, the average balance decreased from $49.9 million as of September 30, 2006 to $43.6 million as of September 30, 2007.

Provision for Loan Losses. For the nine months ended September 30, 2007 and 2006, a provision for loan losses of $45,000 and $56,000 was recorded, respectively. The decrease during the nine months ended September 30, 2007 was based on management’s evaluation of various factors, including trends in loan volume, type and volume of loans, and collection efforts. Management will continue to evaluate its allowance for loan losses on a quarterly basis.

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

Non-interest Income. For the nine months ended September 30, 2007, non-interest income, which is a total of service charges and fees, earnings on bank-owned life insurance, and other income totaled $1.5 million, which was an increase of $175,000 in comparison to the corresponding period in the prior year. $166,000 of the increase is due to increased earnings on bank owned life insurance, resulting from our purchase of an additional $3.8 million of bank owned life insurance in the fourth quarter of 2006 to fund supplemental employee retirement plans.

Non-interest Expense. Non-interest expense increased by $392,000 or 6.0% from $6.5 million for the nine months ended September 30, 2006 to $6.9 million for the nine months ended September 30, 2007. Non-interest expense includes the expense of salaries and employee benefits, occupancy and equipment, data processing and other items not related to expenses on deposits or borrowings. Salaries and employee benefits increased by $226,000, or 6.5%, due to annual raises and $301,000 in additional expenses for stock-based incentive plans that were implemented after being approved by shareholders in October 2006. Professional service fees increased by $232,000, or 33.5%, due to increased expenses for legal and other services related to being a public company. In addition, $93,000 was accrued for payment to an outside consultant during the nine months ending September 30, 2007 for services relating to enhancement of fee income. As a result of these services, we project fee income to increase during the remainder of 2007 and into 2008. Occupancy and equipment expenses decreased by $60,000, or 5.7%, due to assets being fully depreciated during the nine months ended September 30, 2007, whereas in the same period last year, these assets were still on the depreciation schedule.

Income Tax Expense. Income taxes decreased by $401,000, or 56.0%, from $716,000 for the nine months ended September 30, 2006 to $315,000 for the nine months ended September 30, 2007. This was partially attributable to lower income before income taxes during the nine month period ended September 30, 2007 as compared to the same period in the prior year. During the nine months ended September 30, 2007, our tax-exempt income on our municipal bond portfolio and bank-owned life insurance increased in total as well as a percentage of pre-tax income in comparison to the same period in the prior year. Our municipal bond portfolio has more than doubled since September 30, 2006 and income on bank-owned life insurance has increased due to an additional purchase during the fourth quarter of 2006. As a result, our effective tax rate was reduced from 33.2% for the nine months ended September 30, 2006 to 21.6% for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which as of September 30, 2007, allowed us to borrow up to $31.5 million on an overnight line of credit and $31.5 million on a one-month overnight repricing line of credit As of September 30, 2007 we had borrowed $12.2 million on the overnight line of credit. We had no borrowings on the one-month overnight repricing line of credit. We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans. At September 30, 2007, we had outstanding advances on this agreement totaling $44.7 million.

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

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities. For the nine months ended September 30, 2007 and 2006, we originated loans of approximately $37.0 million and $29.9 million, respectively. Purchases of investment securities totaled $13.4 million in the nine months ended September 30, 2007 and $22.0 million in the nine months ended September 30, 2006.

At September 30, 2007, we had loan commitments to borrowers of approximately $8.0 million and overdraft lines of protection and unused home equity lines of credit of approximately $21.1 million.

Total deposits were $240.2 million at September 30, 2007, as compared to $249.6 million at December 31, 2006. Time deposit accounts scheduled to mature within one year were $123.9 million at September 30, 2007. The decrease in total deposits occurred when management decided not to match high interest rates being offered by competitors in our market area, as it would have had a negative effect on our net interest margin and earnings. Recently, competitor rates have moved in line with the rates we are offering. As a result, we do not anticipate additional losses in our deposit portfolio. We also anticipate that a significant portion of the time deposits that are scheduled to mature within one year will remain with us.

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

Loans Past Due and Non-performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $1.6 million at September 30, 2007 and $1.5 million at December 31, 2006.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At September 30, 2007	At December 31, 2006
	(Unaudited)
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
One-to-four family	$189	$503
Construction	—	—
Commercial real estate	198	133
Home equity loans and lines of credit	95	83
Other loans:
Commercial loans	37	—
Consumer loans	—	—

Total	$519	$719

Loans accounted for on a nonaccrual basis:
Mortgage loans on real estate:
One-to-four family	$886	$579
Construction	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	119	4
Other loans:
Commercial loans	—	—
Consumer loans	12	7

Total non-accrual loans	1,017	590

Total nonperforming loans	1,536	1,309

Foreclosed real estate	34	183
Restructured loans	—	—

Total nonperforming assets	$1,570	$1,492

Ratios:
Nonperforming loans as a percent of gross loans:	0.71%	0.64%
Nonperforming assets as a percent of total assets:	0.44%	0.42%

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or For the Nine Months Ended September 30,	At or For the Year Ended December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands)
Balance at beginning of period:	$1,257	$1,240
Provision for loan losses	45	158

Charge-offs:
Mortgage loans on real estate:
One-to-four family	—	49
Construction loans	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	—
Other loans:
Commercial loans	19	86
Consumer loans	6	35

Total charge-offs	25	170

Recoveries:
Mortgage loans on real estate:
One-to-four family	—	—
Construction	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	—
Other loans:
Commercial loans	—	28
Consumer loans	3	1

Total Recoveries	3	29

Net charge-offs	22	141

Balance at end of period	$1,280	$1,257

Average loans outstanding	208,259	205,419
Ratio of net charge-offs to average loans outstanding	0.01%	0.07%

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 7 of the Notes to Consolidated Financial Statements for a summary of loan commitments outstanding as of September 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management of Market Risk

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at September 30, 2007 from the information presented in the Company’s Form 10-K for the year ended December 31, 2006.

Regulatory Capital

We are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank is a federal stock savings bank regulated by the Office of Thrift Supervision. The Company is a federal stock holding company corporation and is regulated as a savings and loan holding company by the Office of Thrift Supervision.

The Company’s ability to pay dividends is primarily dependent upon the ability of its subsidiary bank to pay dividends to the Company. The payment of dividends is subject to continued compliance with minimum regulatory capital requirements. In addition, regulatory approval is generally required prior to declaring dividends in an amount in excess of net income for that year plus net income retained in the preceding two years. During the nine months ending September 30, 2007, Lake Shore, MHC which owns 56% of the Company’s outstanding common stock elected to waive its right to receive cash dividends of approximately $327,000. The total dividends waived by Lake Shore, MHC were $436,000 cumulatively as of September 30, 2007. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk weighted assets, tangible equity to tangible assets and Tier 1 capital to adjusted total assets. Management believes, as of September 30, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

The Company, as a savings and loan holding company, is not subject to formula based capital requirements at the holding company level. However, the Company is required by Office of Thrift Supervision regulation to maintain adequate capital to support its business activities.

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)
As of September 30, 2007:
Total capital (to risk-weighted assets)	$44,450	23.77%	$	≥14,958	≥	8.0%	$	≥18,697	≥10.0%
Tier 1 capital (to adjusted total assets)	42,590	12.13%		≥14,044	≥	4.0%		≥17,556	≥5.0%
Tangible equity (to tangible assets)	42,590	12.13%		≥5,267	≥	1.5%		—	—
Tier 1 capital (to risk-weighted assets)	42,590	22.78%		—		—		≥11,218	≥6.0%

Item 4.	Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2007, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any securities during the quarter ended September 30, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

/s/ David C. Mancuso
November 14, 2007	By:	David C. Mancuso
President and Chief Executive Officer (Principal Executive Officer)

/s/ Rachel A. Foley
November 14, 2007	By:	Rachel A. Foley
Chief Financial Officer (Principal Financial and Accounting Officer)