Form 10-K
period 2007-12-31
Lake Shore Bancorp, Inc.
filed 2008-03-31
CIK 1341318

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was $33,922,129 based on the per share closing price as of June 30, 2007 on the Nasdaq Global Market for the registrant’s common stock, which was $12.00.

There were 6,393,771 shares of the registrant’s common stock, $.01 par value per share outstanding at March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders	III

LAKE SHORE BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2007

PART I

Item 1.	Business

General

Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” “us,” or “we”) is a federally-chartered corporation organized in 2006 and is registered as a savings and loan holding company with the Office of Thrift Supervision (“OTS”). Lake Shore Bancorp serves as the holding company for Lake Shore Savings Bank (“Lake Shore Savings”). As of March 31, 2008, Lake Shore, MHC, a federal mutual holding company registered as a savings and loan holding company with the OTS, owned 57% of the outstanding shares of Lake Shore Bancorp’s common stock. Our common stock is quoted on the Nasdaq Global Market under the symbol “LSBK.” Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Savings include Lake Shore Bancorp and Lake Shore Savings on a consolidated basis.

Lake Shore, MHC does not engage in any business activity other than its investment in a majority of the common stock of Lake Shore Bancorp. Federal law and regulations require that as long as Lake Shore, MHC is in existence, it must own at least a majority of Lake Shore Bancorp’s common stock.

At December 31, 2007, Lake Shore Bancorp had total assets of $357.8 million, of which $218.7 million was comprised of loans receivable and $105.9 million was comprised of available for sale securities. At December 31, 2007, total deposits were $240.8 million and total equity was $53.5 million.

For over 115 years we have served the local community of Dunkirk, New York. Lake Shore Savings was chartered as a New York savings and loan association in 1891. In 1987, we opened our second office in Fredonia, New York. Since 1993, we have tripled our asset-size and expanded to eight branch offices. In addition, we have added three administrative office buildings which comprise our corporate headquarters in Dunkirk, New York. Our principal business consists of (1) attracting retail deposits from the general public in the areas surrounding our corporate headquarters in Dunkirk, New York and eight branch offices in Chautauqua and Erie Counties, New York and (2) investing those deposits, together with funds generated from operations, primarily in one-to four-family residential mortgage loans, home equity loans and lines of credit and commercial real estate loans and, to a lesser extent, commercial business loans, consumer loans, and investment securities. Our revenues are principally derived from interest generated from our loans and interest earned and dividends paid on our investment securities. Our primary sources of funds for lending and investments are deposits, payments of loan principal, payments on mortgage-backed and asset-backed securities, maturities and calls of investment securities and income resulting from operations in prior periods.

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

The demographic characteristics of our market area are less attractive than national and state measures. Both Chautauqua and Erie Counties exhibit slower rates of population growth when compared to the United States and New York State averages. In addition, both Chautauqua and Erie Counties have lower per capita income and slower growth in per capita income when compared to the United States and the New York State averages. Since Chautauqua County has historically exhibited less attractive demographic characteristics, we may have limited growth opportunities in Chautauqua County. However, Erie County displays a stronger housing market and Erie County’s population base is five times larger than Chautauqua County, which offers us a new source of customers in the form of deposit and lending opportunities. Notwithstanding these demographic characteristics, our primary market area has historically been stable, with a diversified base of employers and employment sectors. The local economies that we serve are not dependent on one key employer. Transportation equipment is the largest manufacturing industry in the Buffalo area, as well as production of component parts. The principal employment sectors are service-related (excluding financial), wholesale and retail trade, and durable-goods manufacturing. Similar to national trends, most of the job growth currently realized in Chautauqua and Erie Counties has been in service-related industries, and service jobs now account for the largest portion of the workforce.

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

Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, mortgage brokers, finance companies, insurance companies, and brokerage and investment banking firms. The most direct competition for deposits has historically come from credit unions, commercial banks, savings banks and savings and loan associations. Specifically, we compete with regional financial institutions such as Jamestown Savings Bank and Evans National Bank; state-wide financial institutions such as M&T Bank, Key Bank, and First Niagara Bank; and nation-wide financial institutions such as HSBC Bank USA and Bank of America. We are significantly smaller than many of these state-wide and nation-wide financial institution competitors. We face additional competition for deposits from short-term money market funds, corporate and government securities funds, and from brokerage firms, mutual funds and insurance companies.

To remain competitive, we provide superior customer service and are active participants in our local community. The following are examples of our commitment to customer service:

•	We have built additional branch offices to both grow our customer base and to provide greater convenience to our existing customers.

•	In 1999, we began offering a Direct Access Secure Hotline (DASH) with 24 hour, 7 days a week access to all customer accounts via telephone access.

•

In 2001, we added a secure account management on-line banking website allowing customers instant access via the internet. We have continued to upgrade our on-line banking as technology evolves and now offer check imaging through our website.

•

Customers with a Smart Account, which is a checking account, Free & Easy Checking or Money Market Checking, are offered a “Navigator Card,” our no-annual fee ATM/Debit card which may be used at ATM machines within our ATM network for deposits and withdrawals and as a debit card anywhere MasterCard is accepted.

•	In 2003, we entered into alliances with Key Bank, NA and Evans National Bank to provide customers free access to their accounts with us through the ATMs of these institutions as well as our own.

•	We have continued to upgrade our corporate headquarters, branch offices, ATMs and drive-through facilities to ensure that we are providing a high level of customer satisfaction.

•

We offer several new mortgage loan products, including: 5/1, 7/1 and 7/23 adjustable rate mortgages, an 80/10/10 loan, which is a combined mortgage and home equity product, a construction end loan, a “no closing cost” mortgage and home equity product, and a Rural Development Guaranteed Loan Program (GLP) mortgage loan, which provides 100% financing.

•	In our last three Community Reinvestment Act evaluations by the Office of Thrift Supervision, most recently concluding on November 28, 2007, we consistently received an “Outstanding” rating.

•	During 2005, online bill pay was added as a new service for our customers. In 2006, we expanded our online services to provide e-statements to our customers.

•

In 2007, we introduced a Home Equity Line of Credit product which provides an option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest. As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount.

•

In 2008, we plan to implement Remote Deposit services to our commercial customers, which will allow the customer to deposit checks electronically from their place of business and provide access to detailed reports of their deposit activity. Customers will gain efficiencies from time saved having to go to a branch office to make a deposit.

Lending Activities

General. We have a long-standing commitment to the origination of residential mortgage loans, including home equity loans, and we also originate commercial real estate, commercial and consumer loans. We currently retain substantially all of the loans that we originate; however, we have sold and may in the future sell residential mortgage and student loans into the secondary market, retaining servicing rights for the residential mortgage loans. At December 31, 2007, we had total loans of $218.7 million, of which $157.8 million, or 72.4%, were one-to-four family residential mortgages. Of residential mortgage loans outstanding at that date, 5.4% were adjustable-rate mortgage loans and 94.6% were fixed rate loans. At December 31, 2007, 12.2% of the loan portfolio was comprised of home equity loans, of which 67.5% were adjustable rate loans and 32.5% were fixed rate loans. The remainder of our loans at December 31, 2007, amounting to $33.7 million, or 15.5% of total loans, consisted of 9.3% commercial real estate loans, 1.3% construction loans, 3.8% commercial loans and 1.1% consumer loans, which includes personal loans, home improvement loans, overdraft lines of credit, automobile loans and guaranteed student loans.

The interest rates we offer for loans are affected principally by the demand for loans, the supply of money available for lending purposes and the interest rates offered by our competitors. These factors, in turn, are affected by general and local economic conditions and monetary policies of the federal government, including the Federal Reserve Board.

Loan Portfolio. The following table sets forth the composition of our loan portfolio, by type of loan, in dollar amounts and in percentages at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans:
One-to-four family	$157,834	72.36%	$149,408	72.72%	$148,172	71.85%	$142,222	71.14%	$135,293	72.12%
Commercial real estate	20,394	9.35	17,150	8.34	16,827	8.16	15,310	7.66	14,628	7.80
Construction loans	2,775	1.27	1,570	0.76	1,635	0.79	2,463	1.23	2,531	1.35
Home equity loans and lines of credit	26,569	12.18	25,896	12.60	28,624	13.88	28,442	14.23	25,876	13.79

	207,572	95.16	194,024	94.43	195,258	94.68	188,437	94.26	178,328	95.06

Other loans:
Commercial loans	8,246	3.78	8,746	4.26	8,264	4.00	8,615	4.30	5,957	3.18
Consumer loans	2,306	1.06	2,689	1.31	2,712	1.32	2,870	1.44	3,310	1.76

	10,552	4.84	11,435	5.57	10,976	5.32	11,485	5.74	9,267	4.94

Total loans	218,124	100.00%	205,459	100.00%	206,234	100.00%	199,922	100.00%	187,595	100.00%

Deferred loan costs	1,813		1,475		1,166		891		836
Allowance for loan losses	(1,226)		(1,257)		(1,240)		(1,288)		(1,293)

Loans, net	$218,711		$205,677		$206,160		$199,525		$187,138

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2007. The table does not include the effect of prepayments or scheduled principal amortization. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Real Estate One-to-Four Family	Real Estate Commercial	Home Equity	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$108	$32	$193	$—	$131	$1,216	$1,680
After one year through five years	1,791	630	4,194	—	2,486	676	9,777
Beyond five years	155,935	19,732	22,182	2,775	5,629	414	206,667

Total	$157,834	$20,394	$26,569	$2,775	$8,246	$2,306	$218,124

Interest rate terms on amounts due after one year:
Fixed rate	$149,293	$11,435	$8,603	$1,829	$5,999	$913	$178,072
Adjustable rate	8,433	8,927	17,773	946	2,116	177	38,372

Total	$157,726	$20,362	$26,376	$2,775	$8,115	$1,090	$216,444

The following table presents our loan originations, purchases, sales, and principal payments for the periods indicated.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Total loans:
Balance outstanding at beginning of period	$205,459	$206,234	$199,922	$187,595	$157,496

Originations:
Mortgage loans	44,046	30,806	36,504	40,737	85,146
Commercial and consumer loans	5,371	7,047	7,067	8,819	6,595

Total originations	49,417	37,853	43,571	49,556	91,741

Deduct:
Principal repayments:
Mortgage loans	29,641	31,303	30,498	31,235	47,877
Commercial and consumer loans	6,076	5,990	6,141	4,724	8,080

Total principal payments	35,717	37,293	36,639	35,959	55,957

Transfers to foreclosed real estate	81	357	118	374	761
Loan sales – Sonyma(1) and Freddie Mac	482	406	—	—	4,046
Loan sales – guaranteed student loans	333	402	419	592	603
Loans charged off	139	170	83	304	275

Total deductions	36,752	38,628	37,259	37,229	61,642

Balance outstanding at end of period	$218,124	$205,459	$206,234	$199,922	$187,595

(1)	State of New York Mortgage Agency.

Residential Mortgage Lending. We emphasize the origination of residential mortgage loans secured by one-to-four family properties. At December 31, 2007, loans on one-to-four family residential properties accounted for $157.8 million, or 72.4%, of our total loan portfolio. Of residential mortgage loans outstanding on that date, 5.4% of our loans were adjustable rate mortgage loans and 94.6% were fixed rate loans. At December 31, 2007, approximately 76% of our residential mortgage portfolio was secured by property located in Chautauqua County, 21% by property located in Erie County and 3% by property located elsewhere. Approximately 2.5% of all residential loan originations during fiscal 2007 were re-financings of loans already in our portfolio.

Our loan originations are obtained from customers, residents of our local communities or referrals from local real estate agents, attorneys and builders. Management believes that the Erie County branch offices will be a significant source of new loan generation. Management believes that expanding our residential mortgage lending will continue to enhance our reputation as a service-oriented institution particularly in Erie County, where we are actively developing and expanding our market presence.

Residential mortgage loan originations are generally for terms of 15, 20 or 30 years, amortized on a monthly basis with interest and principal due either bi-weekly or monthly. Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option without penalty. Conventional residential mortgage loans originated by us customarily contain “due-on-sale” clauses that permit us to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. We do not offer “interest only” mortgage loans or “negative amortization” mortgage loans.

Our residential lending policies and procedures ensure that our residential mortgage loans generally conform to secondary market guidelines. We underwrite all conforming rate loans using the same criteria required by the Federal Home Loan Mortgage Corporation. We originate residential mortgage loans with a loan to value ratio up to 97%, and up to 102% with our Rural Development Guaranteed Loan Program (GLP) mortgage loan product. Mortgages originated with a loan-to-value ratio exceeding 80% normally require private mortgage insurance. Private mortgage insurance is not required on loans with an 80% or less loan to value ratio. We do not originate any sub-prime mortgage loans and we do not have any sub-prime mortgage loans in our residential loan portfolio.

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

Home Equity Loans and Lines of Credit. We provide home equity loans and home equity lines of credit to our customers. We offer a home equity loan or line of credit with a minimum balance of $5,000 up to a maximum of 90% of the total loan to value ratio. Home equity lines of credit products, which have interest rates tied to prime, generally have a 15 year draw period and a 15 year payback period. A customer has the option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest. As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount. Fixed rate home equity loans range from terms of 5 to 15 years. These loans, as a group, totaled $26.6 million and $25.9 million at December 31, 2007 and 2006, respectively. Approximately 67.5% of such loans have adjustable rates and 32.5% have fixed rates. At December 31, 2007 and 2006, such loans constituted 12.2% and 12.6% of our total loan portfolio.

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location, and physical condition. At December 31, 2007 and 2006, our commercial real estate loan portfolio consisted of loans totaling $20.4 million and $17.2 million respectively, or 9.4% and 8.3%, respectively, of total loans. Of the commercial real estate portfolio at December 31, 2007, approximately 60% consisted of loans that are collateralized by properties in Chautauqua County and 39% by properties in Erie County. We lend up to a maximum loan-to-value ratio of 80% on commercial properties and require a minimum debt coverage ratio of 1.2 to 1. Commercial real estate lending involves additional risks compared with one-to-four family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than residential mortgage loans. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Our loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk and are designed to set such limits within those prescribed by applicable federal and state statutes and regulations.

Construction Loans. We originate loans to finance the construction of both one-to-four family homes and commercial real estate. These loans typically have a one-year construction period, whereby draws are taken and interest only payments are made. As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds. At the end of the construction period, the loan automatically converts to either a conventional or commercial mortgage, as applicable. At both December 31, 2007 and 2006, our construction loan portfolio consisted of loans totaling $2.8 million and $1.6 million, or 1.3% and 0.8%, respectively of total loans.

Commercial Loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. The average commercial loan is for a principal amount of approximately $50,000 . At December 31, 2007 and 2006, our commercial loan portfolio consisted of loans totaling $8.2 million and $8.7 million, respectively, or 3.8% and 4.3%, respectively, of total loans. Many commercial loans have variable interest rates tied to the prime rate, and are for terms generally not in excess of 15 years. Whenever possible, we collateralize these loans with a lien on business assets and equipment and the personal guarantees from principals of the borrower. Interest rates on commercial loans generally have higher yields than residential mortgages. We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases, and the refinancing of existing corporate debt.

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

Consumer Loans. We offer a variety of consumer loans. At December 31, 2007 and 2006, our consumer loan portfolio totaled $2.3 and $2.7 million, or 1.1% and 1.3%, respectively of total loans. The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit, which are available for amounts up to $5,000 for unsecured loans and greater amounts for secured loans depending on the type of loan and value of the collateral. Consumer loans, excluding overdraft lines of protection, generally are offered for terms of up to 10 years, depending on the collateral, at fixed interest rates. Our consumer loan portfolio also consists of:

•	new and used automobile loans;

•	recreational vehicle loans;

•	motorcycle loans;

•	guaranteed student loans;

•	other unsecured consumer loans up to $5,000;

•	secured and unsecured property improvement loans; and

•	other secured loans.

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

Loan Approval Procedures and Authority. Our lending policies are established by our Board of Directors. Currently, our President and Chief Executive Officer and Executive Vice President, Chief Operations and Commercial Officer have authority to approve loans for principal amounts of up to $100,000. Loans in excess of $100,000 in principal amount, but less than $500,000 must be approved by the Executive Committee of our Board of Directors. Loans with principal amounts in excess of $500,000 must be reviewed and approved by a vote of our Board of Directors. Our Board of Directors as well as the Executive Committee meet monthly. Additionally, branch managers are granted authority to approve loans, mainly consumer loans, in smaller amounts deemed appropriate by our Board of Directors.

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

Collection Procedures. We have adopted a loan collection policy to maintain adequate control on the status of delinquent loans and to ensure compliance with the Fair Debt Collection Practices Act. When a borrower fails to make required payments on a residential, commercial, or consumer loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. Our collections department documents every time a borrower is contacted either by phone or in writing and maintains records of all collection efforts. Once an account becomes delinquent for 15 days, a late notice is mailed to the borrower and any guarantors on a loan. A second notice is mailed following the 30th day of delinquency. At this time, we also directly contact the borrower. Such contact may be repeated if a loan is delinquent between 60-89 days.

Once a residential loan has been delinquent for more than 90 days, the loan is deemed a “classified asset” and is reported to our board of directors. A final letter is sent to the borrower demanding payment in full by a certain date. Failure to pay after 90 days of the original due date generally results in legal action, notwithstanding ongoing collection. In the case of a secured loan, the collateral is reviewed to determine whether its possession would be cost-effective for us. In cases where the collateral fails to fully secure the loan, in addition to repossessing the collateral, we may also sue on the note underlying the loan.

If a commercial loan has been delinquent for more than 30 days, the loan file is reviewed for classification, and the borrower is contacted. If a commercial loan is 90 days or more past due, the loan is considered non-performing. If the delinquency continues, the borrower is advised of the date that the delinquency must be cured, or the loan is considered to be in default. At that time, foreclosure procedures are initiated on loans secured by real estate, and all other legal remedies are pursued.

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

Loans Past Due and Non-performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $1.7 million and $1.5 million at December 31, 2007 and 2006, respectively.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
One-to-four family	$209	$503	$548	$419	$368
Construction	—	—	—	—	—
Commercial real estate	208	133	239	101	55
Home equity loans and lines of credit	65	83	54	106	31
Other loans:
Commercial loans	85	—	76	—	—
Consumer loans	—	—	12	24	14

Total	$567	$719	$929	$650	$468

Loans accounted for on a non-accrual basis:
Mortgage loans on real estate:
One-to-four family	$918	$579	$368	$127	$230
Construction	—	—	—	—	194
Commercial real estate	107	—	—	—	—
Home equity loans and lines of credit	42	4	5	6	8
Other loans:
Commercial loans	—	—	43	—	126
Consumer loans	10	7	17	9	26

Total non-accrual loans	1,077	590	433	142	584

Total nonperforming loans	1,644	1,309	1,362	792	1,052

Foreclosed real estate	61	183	86	140	454
Restructured loans	—	—	—	—	—

Total nonperforming assets	$1,705	$1,492	$1,448	$932	$1,506

Ratios:
Nonperforming loans as a percent of gross loans:	0.75%	0.64%	0.66%	0.40%	0.56%
Nonperforming assets as a percent of total assets:	0.48%	0.42%	0.43%	0.28%	0.50%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due, unless an evaluation by the Asset Classification Committee, which consists of seven managers of Lake Shore Savings, indicates that the loan is well-secured or in the process of collection. Our Asset Classification Committee designates loans on which we stop accruing interest income as non-accrual loans and we reverse outstanding interest income that was previously credited. We may again recognize income in the period that we collect such income, when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist.

Our recorded investment in non-accrual loans totaled $1.1 million and $590,000 at December 31, 2007 and 2006, respectively. If all non-accrual loans had been current in accordance with their terms during the years ended December 31, 2007, 2006 and 2005, interest income on such loans would have amounted to $67,000, $46,000 and $49,000, respectively. At December 31, 2007, we did not have any loans not included above which are “troubled debt restructurings” as defined in Statement of Financial Accounting Standard No. 15.

Real estate acquired as a result of foreclosure is classified as foreclosed real estate until such time as it is sold. We carry foreclosed real estate at lower of outstanding principal balance or at its fair market value less estimated selling costs. If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, we either sell the real property securing the loan at a foreclosure sale or sell the property as soon thereafter as practical.

Classification of Assets. Federal regulations require us to regularly review and classify our assets. In addition, our regulators have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have all the weaknesses inherent in substandard assets with the additional characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as a “loss” is considered uncollectible and continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2007, classified assets consisted of special mention assets of $2.9 million, substandard assets of $2.9 million, doubtful assets of $510,000 and loans classified as loss assets of $3,000. The classified assets total includes $1.7 million of nonperforming loans and foreclosed real estate.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2007	2006	2005
	(Dollars in thousands)
Special mention assets	$2,900	$1,605	$1,494
Substandard assets	2,942	2,968	2,923
Doubtful assets	510	204	17
Loss assets	3	—	48

Total classified assets	$6,355	$4,777	$4,482

Delinquencies. The following table provides information about delinquencies in our loan portfolios at the dates indicated.

	At December 31,
	2007		2006		2005
	60-89 Days Past Due	90 + Days Past Due	60-89 Days Past Due	90 + Days Past Due	60-89 Days Past Due	90 + Days Past Due
	(Dollars in thousands)
Residential real estate(1)	$1,091	$1,061	$307	$1,169	$755	$974
Commercial real estate	—	314	—	133	218	239
Commercial business	41	85	192	—	11	76
Consumer loans	4	10	4	7	6	25

Total	$1,136	$1,470	$503	$1,309	$990	$1,314

(1)	Includes home equity loans and lines of credit and construction loans.

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

In addition, various regulatory agencies periodically review our allowance for loan losses as an integral part of their examination process. These agencies, including the Office of Thrift Supervision, may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their evaluation of the information available to them at the time of their examination, thereby adversely affecting our results of operations.

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

A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payment when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures. At December 31, 2007, there was one loan classified as an impaired loan. At December 31, 2006, there were no loans classified as impaired loans. Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on our impaired loans.

For the year ended December 31, 2007, the provision for loan losses decreased by $53,000 from $158,000 for the year ended December 31, 2006 to $105,000 for the year ended December 31, 2007. Total classified assets increased $1.6 million from $4.8 million as of December 31, 2006 to $6.4 million as of December 31, 2007. Included in the classified assets total as of December 31, 2007, was an increase of $306,000 in the “doubtful” assets category, which indicated a high probability of loss within the loan portfolio. Furthermore, the average balance of our loan portfolio increased from $205.4 million as of December 31, 2006 to $210.6 million as of December 31, 2007 and net charge-offs decreased from $141,000 for the year ended December 31, 2006 to $136,000 for the year ended December 31, 2007. Despite the increase in classified loans and the increase in the average balance of our loan portfolio, we did not deem it necessary to increase our provision for loan losses. The majority of the increase in classified loans was in the “special mention” category. The loans in the special mention category include commercial real estate loans and commercial loans that are under “watch” by the bank for various reasons, such as being a new loan (i.e., less than 6 months old) or being in a riskier business (i.e., a restaurant). These loans possess certain weaknesses which deserve careful monitoring but the risk of loss is minimal. The increase in the average balance of our loan portfolio is attributed to an increase in new residential mortgage loans originated in 2007. These loans are serviced by collateral which limits our risk of loss. We believe that the allowance for loan losses accurately reflects the level of risk inherent in the loan portfolio and the risk of lending in our community.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period:	$1,257	$1,240	$1,288	$1,293	$1,217
Provision for loan losses	105	158	20	267	345

Charge-offs:
Mortgage loans on real estate:
One-to-four family	25	49	16	24	200
Construction	—	—	—	—	—
Commercial real estate	—	—	—	117	—
Home equity loans and lines of credit	80	—	29	—	—
Other loans:
Commercial loans	19	86	12	126	17
Consumer loans	15	35	26	37	58

Total charge-offs:	139	170	83	304	275

Recoveries:
Mortgage loans on real estate:
One-to-four family	—	—	—	23	4
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other loans:
Commercial loans	—	28	14	—	—
Consumer loans	3	1	1	9	2

Total Recoveries	3	29	15	32	6

Net charge-offs	136	141	68	272	269

Balance at end of period	$1,226	$1,257	$1,240	$1,288	$1,293

Average loans outstanding	$210,610	$205,419	$200,652	$193,435	$162,810

Ratio of net charge-offs to average loans outstanding	0.06%	0.07%	0.03%	0.14%	0.17%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated. The allowance for loan losses allocated to each category is not necessarily indicative of inherent losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2007			2006			2005			2004			2003
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family	$631	51.5%	72.4%	$733	58.3%	72.7%	$648	52.2%	71.8%	$527	40.9%	71.2%	$379	29.3%	72.1%
Home equity loans and lines of credit	71	5.8%	12.2%	93	7.4%	12.6%	94	7.6%	13.9%	110	8.5%	14.2%	61	4.7%	13.8%
Commercial real estate	339	27.6%	9.3%	236	18.8%	8.3%	238	19.2%	8.2%	197	15.3%	7.7%	430	33.3%	7.8%
Construction	—	—	1.3%	—	—	0.8%	—	—	0.7%	—	—	1.2%	—	—	1.3%

	1,041	84.9%	95.2%	1,062	84.5%	94.4%	980	79.0%	94.7%	834	64.7%	94.3%	870	67.3%	95.0%

Other loans:
Commercial loans	130	10.6%	3.8%	136	10.8%	4.3%	141	11.4%	4.0%	139	10.8%	4.3%	156	12.1%	3.2%
Consumer loans	34	2.8%	1.0%	32	2.5%	1.3%	33	2.7%	1.3%	27	2.1%	1.4%	35	2.7%	1.8%

	164	13.4%	4.8%	168	13.4%	5.6%	174	14.1%	5.3%	166	12.9%	5.7%	191	14.8%	5.0%

Total allocated	$1,205	98.3%	100.00%	$1,230	97.9%	100.0%	$1,154	93.1%	100.0%	$1,000	77.6%	100.0%	$1,061	82.1%	100.0%

Total unallocated	$21	1.7%		$27	2.1%		$86	6.9%		$288	22.4%		$232	17.9%

Balance at end of period	$1,226	100.0%		$1,257	100.0%		$1,240	100.0%		$1,288	100.0%		$1,293	100.0%

Investment Activities

General. Our Board of Directors reviews and approves our investment policy on an annual basis. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. The Board of Directors has delegated primary responsibility for ensuring that the guidelines in the investment policy are followed to the Chief Executive Officer and President and the Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer are responsible for making securities portfolio decisions in accordance with established policies and have the authority to purchase and sell securities within the specific guidelines established by the investment policy. In addition, all transactions are reviewed by the Asset/Liability Committee of the Board of Directors which meets at least quarterly.

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

As of December 31, 2007, our entire portfolio is classified as “available for sale” and is reported at fair value. Our portfolio consists of collateralized mortgage obligations, U.S. Government agency backed securities, asset-backed securities, U.S. Government obligations and municipal bonds. Nearly all our mortgage backed securities are directly or indirectly insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association or the Federal Home Loan Mortgage Association.

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

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government obligations	$5,143	$5,546	$5,150	$5,383	$3,099	$3,226
State and municipal obligations	11,572	11,621	7,347	7,359	2,662	2,634
Mortgage-backed securities:
Collateralized mortgage obligations	53,106	53,113	59,094	58,247	48,803	47,731
Government National Mortgage Association	28	30	32	34	65	69
Federal Home Loan Mortgage Association	5,957	5,959	5,988	5,838	7,072	6,886
Federal Home Loan Mortgage Corporation	15,290	15,203	13,545	13,100	15,877	15,274
Asset-backed securities:	14,514	13,688	16,651	16,536	17,072	16,869

Total available for sale	105,610	105,160	107,807	106,497	94,585	92,620

Securities held to maturity:
U.S. Government obligations:(1)	—	—	—	—	2,057	2,267
Mortgage-backed securities:(2)
Government National Mortgage Association	—	—	—	—	65	69
Federal Home Loan Mortgage Association	—	—	—	—	107	107
Federal Home Loan Mortgage Corporation	—	—	—	—	46	46

Total held to maturity	—	—	—	—	2,275	2,489

Total investment securities	$105,610	$105,160	$107,807	$106,497	$96,860	$95,109

(1)	At the end of 2006, U.S. Government obligations in the Held to Maturity portfolio were transferred to the Available for Sale portfolio. The securities were originally purchased to fund a supplemental employee retirement plan (SERP) for our directors and executive officers. In 2006, the Bank purchased bank-owned life insurance to fund the SERP. As such, it was no longer necessary to keep the U.S. Government obligations in the Held to Maturity portfolio, as the original purpose for purchasing the securities was no longer applicable.
(2)	At the end of 2006, mortgage-backed securities in the Held to Maturity portfolio were transferred to the Available for Sale portfolio, as the Company had already collected a substantial portion of the principal outstanding on these securities.

At December 31, 2007, non-U.S. Government obligations and Government agency securities that exceeded 10.0% of equity were as follows:

Issuer	Book Value	Fair Value
	(In thousands)
Asset backed securities
Countrywide Asset Backed Certificates	$6,142	$5,952

Total	$6,142	$5,952

Investment Securities Portfolio, Maturities and Yields. The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, with the exception of equity securities, at December 31, 2007. Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale Securities:
U.S. Government agencies	$—	—	$992	4.21%	$—	—	$4,151	5.16%	$5,143	$5,546	4.98%
State and municipal obligations(1)	—	—	—	—	4,725	3.74%	6,847	3.99%	11,572	11,621	3.89%
Mortgage-backed securities	53	5.03%	16,668	3.91%	4,517	4.26%	53,143	4.48%	74,381	74,305	4.34%
Asset-backed securities	—	—	—	—	—	—	14,514	5.29%	14,514	13,688	5.29%

Total debt securities:	$53	5.03%	$17,660	3.93%	$9,242	3.99%	$78,655	4.62%	$105,610	$105,160	4.45%

(1)	Yields are presented on a tax-equivalent basis.

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

Deposit balances in our NOW account constituted 66% and 69% of the total of our checking account balances at December 31, 2007 and 2006, respectively. These accounts provide interest-earning checking, with a weighted average rate at December 31, 2007 of 0.75%.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits, and competition. Our deposits are primarily obtained from communities surrounding our offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits. We normally do not use brokers to obtain deposits, although we have in the past and may do so in the future.

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts, demand accounts and other interest bearing accounts) represented 43.9% and 42.8% of total deposits on December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, time deposits with remaining terms to maturity of less than one year amounted to $122.2 million and $125.5 million, respectively.

The following table presents our time deposit accounts categorized by interest rates which mature during each of the periods set forth below and the amounts of such time deposits by interest rate at each of December 31, 2007, 2006 and 2005.

	Period to maturity from December 31, 2007				At December 31,
	Less than One Year	More than One Year to Two Years	More Than Two Years to Three Years	More than Three Years	2007	2006	2005
	(Dollars in thousands)
Interest Rate Range
1.99% and below	$1,018	$1,267	$1	$6	$2,292	$2,585	$9,227
2.00% to 2.99%	520	65	—	11	596	4,785	34,361
3.00% to 3.99%	31,489	6,142	1,212	373	39,216	35,802	73,138
4.00% to 4.99%	68,297	1,900	256	876	71,329	64,731	22,509
5.00% to 5.99%	20,855	157	446	198	21,656	34,811	583
6.00% and above	—	—	—	—	—	—	—

Total	$122,179	$9,531	$1,915	$1,464	$135,089	$142,714	$139,818

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio:

	At December 31,
	2007		2006		2005
	Amount	Percent of total deposits	Amount	Percent of total deposits	Amount	Percent of total deposits
	(Dollars in thousands)
Deposit type:
Savings	$25,282	10.50%	$25,922	10.38%	$27,871	11.11%
Money market	23,202	9.63%	24,551	9.84%	27,949	11.14%
Interest bearing demand	37,934	15.75%	38,992	15.62%	41,443	16.52%
Non-interest bearing demand	19,321	8.02%	17,458	6.99%	13,809	5.50%

Total core deposits	105,739	43.90%	106,923	42.83%	111,072	44.27%

Time deposits with original maturities of:
Three months or less	1,727	0.72%	767	0.31%	1,749	0.70%
Over three months to twelve months	95,100	39.50%	60,316	24.16%	28,544	11.38%
Over twelve months to twenty-four months	23,636	9.81%	54,184	21.71%	62,636	24.97%
Over twenty-four months to thirty-six months	9,745	4.05%	22,558	9.04%	40,253	16.04%
Over thirty-six months to forty-eight months	3,202	1.33%	3,551	1.42%	5,176	2.06%
Over forty-eight months to sixty months	1,212	0.50%	824	0.33%	941	0.37%
Over sixty months	467	0.19%	514	0.20%	519	0.21%

Total time deposits	135,089	56.10%	142,714	57.17%	139,818	55.73%

Total deposits	$240,828	100.00%	$249,637	100.00%	$250,890	100.00%

At December 31, 2007, we had $33.1 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$8,235
Over three months through six months	9,977
Over six months through twelve months	13,000
Over twelve months	1,860

Total	$33,072

Short-term Borrowings. Our borrowings consist of short-term Federal Home Loan Bank advances. At December 31, 2007 and 2006, our short-term borrowings from the Federal Home Loan Bank of New York were $18,505,000 and $10,605,000, respectively. The short-term borrowings at December 31, 2007 had fixed rates of interest ranging from 4.52% to 4.85% and mature within one year. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated. We have an available line of credit of $31.5 million at December 31, 2007 and a one month overnight repricing line of credit of $31.5 million. We had no outstanding borrowings on either of these lines of credit as of December 31, 2007.

	At December 31,
	2007	2006	2005
	(Dollars in thousands)
At December 31
Amount outstanding	$18,505	$10,605	$11,205
Weighted average interest rate	4.61%	5.44%	4.41%
For the period ended December 31
Highest amount at a month-end	$27,502	$20,075	$12,305
Daily average amount outstanding	14,750	11,759	10,420
Weighted average interest rate	5.20%	5.10%	3.30%

Subsidiary Activities

Lake Shore Savings is the only subsidiary of Lake Shore Bancorp. Lake Shore Savings has no subsidiaries.

Personnel

As of December 31, 2007, we had 80 full-time employees and 19 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation

Regulation of Lake Shore Bancorp and Lake Shore, MHC.

Lake Shore Bancorp and Lake Shore, MHC are savings and loan holding companies regulated by the Office of Thrift Supervision (OTS). As such, Lake Shore Bancorp and Lake Shore, MHC are registered with and subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over Lake Shore Bancorp and Lake Shore, MHC and any of their non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

Restrictions Applicable to Lake Shore Bancorp. Activities of unitary savings and loan holding companies formed after May 4, 1999, such as Lake Shore Bancorp, must be financially related activities permissible for bank holding companies, as defined under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Accordingly, Lake Shore Bancorp’s activities are restricted to:

•	furnishing or performing management services for a savings association subsidiary of such holding company;

•	conducting an insurance agency or escrow business;

•	holding, managing, or liquidating assets owned or acquired from a savings association subsidiary of such company;

•	holding or managing properties used or occupied by a savings association subsidiary of such company;

•	acting as trustee under a deed of trust;

•

any other activity (i) that the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the BHCA, unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (ii) in which multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987;

•	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS; and

•	any activity permissible for financial holding companies under section 4(k) of the BHCA.

Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the BHCA include:

•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•	insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;

•	financial, investment, or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•	underwriting, dealing in, or making a market in securities;

•	activities previously determined by the Federal Reserve Board to be closely related to banking;

•	activities that bank holding companies are permitted to engage in outside of the U.S.; and

•	portfolio investments made by an insurance company.

In addition, Lake Shore Bancorp is not permitted to be acquired unless the acquirer is engaged solely in financial activities or to acquire a company unless the company is engaged solely in financial activities.

OTS recently amended its regulations to expand the permissible activities for savings and loan holding companies to the full extent permitted under the Home Owners’ Loan Act, as amended (the “HOLA”). Specifically, OTS confirmed that savings and loan holding companies and their subsidiaries that are neither savings associations nor services corporations of a savings association can engage in all services and activities permissible for bank holding companies pursuant to regulations promulgated by the

Federal Reserve Board under Section 4(c) of the BHCA. Prior OTS approval to engage in such activities will not be required as long as the holding company received an examination rating of satisfactory or above prior to January 1, 2008 or a composite rating of “1” or “2” thereafter and is not in troubled condition, and the holding company does not propose to commence the activity by an acquisition (in whole or in part) of a going concern.

OTS also recently amended its regulations to prohibit service at a savings and loan holding company by any person convicted of certain criminal offenses or who agreed to enter into a pre-trial diversion. The regulation implements a recently added provision of the Federal Deposit Insurance Act, the purpose of which was to prevent persons who are currently prohibited from serving at an insured institution from serving at a holding company controlling such institution. In general, persons convicted of criminal offenses involving dishonesty, breach of trust or money laundering is prohibited from serving at a bank or its holding company. OTS has the authority to review proposed appointments on a case-by-case basis, and by regulation has exempted categories of employees of certain savings and loan holding companies engaged in activities that the Holding Company is not permitted to not engage in.

Restrictions Applicable to Activities of Mutual Holding Companies. Under federal law, a mutual holding company, such as Lake Shore, MHC, may engage only in the following activities:

•	investing in the stock of a savings association;

•

acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company;

•	merging with or acquiring another holding company, one of whose subsidiaries is a savings association;

•

investing in a corporation the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or association is located; and

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

Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits savings and loan holding companies, including Lake Shore Bancorp and Lake Shore, MHC, directly or indirectly, from acquiring:

•	control (as defined under the HOLA, Change in Bank Control Act (“CIBCA”) and OTS regulations thereunder) of another savings association (or a holding company parent) without prior OTS approval;

•

through merger, consolidation, or purchase of assets, another savings association or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; or

•	control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings association subsidiary that is approved by the OTS).

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

•	in the case of certain emergency acquisitions approved by the FDIC;

•	if such holding company controls a savings association subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

•

if the laws of the state in which the savings association to be acquired is located specifically authorize a savings association chartered by that state to be acquired by a savings association chartered by the state where the acquiring savings association or savings and loan holding company is located or by a holding company that controls such a state-chartered association.

If the savings association subsidiary of a federal mutual holding company fails to meet the qualified thrift lender test set forth in Section 10(m) of the HOLA and regulations of the OTS, the holding company must register with the Federal Reserve Board as a bank holding company under the BHCA within one year of the savings association’s failure to so qualify.

Change in Control. Federal law requires, with few exceptions, OTS approval (or, in some cases, notice and effective clearance) prior to any acquisition of control of Lake Shore Bancorp. Among other criteria, under the HOLA, CIBCA and OTS regulations thereunder , “control” is conclusively presumed to exist if a person or company acquires, directly or indirectly, more than 25% of any class of voting stock of the savings association or holding company. Under OTS regulations, control is also presumed to exist, subject to rebuttal, if an acquiror acquires more than 10% of any class of voting stock (or more than 25% of any class of stock) and is subject to any of several “control factors,” including, among other matters, the relative ownership position of a person, the existence of control agreements and board composition.

Waivers of Dividends by Lake Shore, MHC. OTS regulations require Lake Shore, MHC to notify the OTS of any proposed waiver of its receipt of dividends from Lake Shore Bancorp. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:

•	the waiver would not be detrimental to the safe and sound operation of the subsidiary savings association; and

•	the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

In the event Lake Shore, MHC waives dividends, under OTS regulations, our public stockholders would not be diluted because of any dividends waived by Lake Shore, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Lake Shore, MHC converts to stock form.

Conversion of Lake Shore, MHC to Stock Form. OTS regulations permit Lake Shore, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new stock holding company would be formed as the successor to Lake Shore Bancorp (the “New Holding Company”), Lake Shore, MHC’s corporate existence would end, and certain depositors and borrowers of Lake Shore Savings would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Lake Shore, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Lake Shore Bancorp immediately prior to the Conversion Transaction. Under OTS regulations, Minority Stockholders would not be diluted because of any dividends waived by Lake Shore, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Lake Shore, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the offering conducted as part of the Conversion Transaction.

Any Conversion Transaction would require the approval of a majority of the outstanding shares of common stock of Lake Shore Bancorp held by Minority Stockholders and by two thirds of the total outstanding shares of common stock of Lake Shore Bancorp. Any second-step conversion transaction also would require the approval of a majority of the eligible votes of members of Lake Shore, MHC.

Regulation of Lake Shore Savings

Lake Shore Savings is a federal stock savings bank and is subject to the regulation, examination and supervision of the OTS and the Federal Deposit Insurance Corporation (“FDIC”), as its deposit insurer.

Lake Shore Savings is a member of the Deposit Insurance Fund, and its deposit accounts are insured up to applicable limits by the FDIC. Lake Shore Savings files reports with the OTS concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and FDIC conduct periodic examinations to assess Lake Shore Savings’ compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. As a savings and loan holding company, Lake Shore Bancorp is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission under the federal securities laws.

The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC, the Securities and Exchange Commission or the United States Congress, could have a material adverse impact on us, Lake Shore Savings, and our operations and stockholders.

The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their savings and loan holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

Regulation of Federal Savings Associations

Business Activities. Lake Shore Savings derives its lending and investment powers from the HOLA, and OTS regulations thereunder. Under these laws and regulations, Lake Shore Savings may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. Lake Shore Savings may also establish operating subsidiary to engage in activities permissible for federal savings association and service corporations that may engage in activities not otherwise permissible for Lake Shore Savings, including certain real estate equity investments and securities and insurance brokerage. Lake Shore Savings’ authority to invest in certain types of loans or other investments is limited by federal law.

Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: (i) a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; (ii) a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System; and (iii) a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks found by the OTS to be inherent in the type of asset.

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

At December 31, 2007, Lake Shore Savings met each of its capital requirements, in each case on a fully phased-in basis.

Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association’s capital:

•	well-capitalized;

•	adequately capitalized;

•	undercapitalized; or

•	critically undercapitalized.

At December 31, 2007, Lake Shore Savings met the criteria for being considered “well-capitalized.” If appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.

Capital Distributions. The OTS imposes various restrictions or requirements on Lake Shore Savings’ ability to make capital distributions, including cash dividends. A savings association that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution. Lake Shore Savings must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to Lake Shore Savings’ net income for that year plus Lake Shore Savings’ retained net income for the previous two years.

The OTS may disapprove of a notice of application if:

•	Lake Shore Savings would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns;

•	the capital distribution would violate a prohibition contained in any statute, regulation, or agreement; or

•	Lake Shore Bancorp’s ability to pay dividends, service its debt obligations, and repurchase its common stock is dependent upon receipt of dividend payments from Lake Shore Savings.

Liquidity. Federal savings associations are required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Deposit Insurance. The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund on March 31, 2006. Lake Shore Savings is a member of the Deposit Insurance Fund and pays its deposit insurance assessments to the Deposit Insurance Fund.

The FDIC has established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance fund. Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. The FDIC allows the use of credits for assessments previously paid, and the Bank has been notified that it has credits that will offset certain assessments, which are expected to be fully utilized by the end of the third quarter of 2008. We utilized approximately $65,000 of credits allocated to us in the year ending December 31, 2007. We have approximately $76,000 of credits remaining for use.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments, set by the FDIC quarterly, will continue until the Financing Corporation bonds mature in 2017 through 2019.

Under the Federal Deposit Insurance Act, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Standards for Safety and Soundness. Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standard. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan of compliance or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties. We believe we are in compliance with the OTS guidelines.

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

Consumer Protection and Compliance Provisions. Lake Shore Savings is subject to various laws and regulations dealing generally with consumer protection matters. Lake Shore Savings may be subject to potential liability under these laws and regulations for material violations. Lake Shore Savings’ loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Servicemembers Civil Relief Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Lake Shore Savings’ deposit operations will also subject to federal laws applicable to deposit transactions, such as the:

•	Truth in Savings Act, which imposes disclosure obligations to enable consumers to make informed decisions about accounts at depository institutions;

•

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Subprime Mortgage Lending. To address current issues in the subprime mortgage market, the Federal Reserve Board has proposed amending Regulation Z, which implements the Truth in Lending Act and Home Ownership and Equity Protection Act, to protect consumers in the mortgage market from unfair, abusive or deceptive lending and servicing practices. These amendments would also address advertisements for mortgages loans, and require enhanced and earlier disclosures for consumers of higher-priced mortgage loans secured by the consumer’s principal dwelling. For purposes of the proposed regulation, a higher-priced mortgage would be a loan secured by a consumer’s principal dwelling having an annual percentage rate exceeding comparable Treasury security by three or more percentage points for first-lien loans or five or more percentage points for second mortgage. The proposed regulations would also prohibit a creditor from engaging in a pattern or practice of extending credit without regard to a borrower’s ability to repay from sources other that then collateral itself; require that creditors verify income and assets relied upon in making a loan; prohibit repayment payments, absent certain conditions; and require escrow accounts for taxes and insurance. Lake Shore Savings’ is not involved in any subprime activities, and most mortgage loans originated by Lake Shore Savings will be unaffected by these new regulations. However, until final regulations are promulgated, we cannot predict whether the proposed regulation will be adopted or the extent to which our business may be affected.

Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that: (i) are secured by real estate; or (ii) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

Qualified Thrift Lender Test. The HOLA requires that Lake Shore Savings, as a savings association, comply with the qualified thrift lender test. Under the qualified thrift lender test, Lake Shore Savings is required to maintain at least 65% of its portfolio assets in certain “qualified thrift investments” for at least nine months of the most recent twelve-month period. “Qualified Thrift Investments” include, but are not limited to loans made to purchase, refinance, construct, improve, or repair domestic residential housing or manufactured housing, home equity loans, mortgage backed securities, Federal Home Loan Bank stock, loans for educational purposes, loans to small businesses, and loans made through credit cards or credit card accounts. “Portfolio assets” means, in general, Lake Shore Savings’ total assets less the sum of:

•	specified liquid assets up to 20% of total assets;

•	goodwill and other intangible assets; and

•	the value of property used to conduct Lake Shore Savings’ business.

Lake Shore Savings may also satisfy the qualified thrift lender test by qualifying as a domestic building and loan association as defined in the Internal Revenue Code of 1986, as amended. Lake Shore Savings met the qualified thrift lender test at December 31, 2007 and in each of the prior 12 months, and, therefore, qualified as a thrift lender. If Lake Shore Savings fails the qualified thrift lender test, it must either operate under certain restrictions on its activities or convert to a national bank charter.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to publicly disclose their CRA ratings.

The CRA regulations establish an assessment system that bases an association’s rating on its actual performance in meeting community needs. In particular, the assessment system focuses on two tests: (i) a lending test, to evaluate the institution’s record of making loans in its assessment areas; and (ii) a community development test, to evaluate the institution’s community development loans, investments, and services in its assessment areas.

Lake Shore Savings has an on-going commitment to work with the Chautauqua Home Rehabilitation and Improvement Corporation in obtaining Federal Home Loan Bank grants to assist with community improvement efforts. There are many homes in Chautauqua County that are in need of repairs to enable such homes to be in compliance with applicable housing codes. Lake Shore Savings works with the Chautauqua Home Rehabilitation and Improvement Corporation to locate blighted properties and apply for grant assistance for repairs. Lake Shore Savings also participates in the Chautauqua Home Rehabilitation and Improvement Corporation Family Loan program which is a consumer lending program. Through this program, it makes secured and insured consumer loans at below market rates to lower and moderate income borrows who have been qualified by this agency and who are trying to improve their credit score. The agency guarantees these loans and will make the final $1,000 payment on a loan if the borrower is current and in good standing with us. These commitments are ways Lake Shore Savings strives to improve its community and which has contributed to its receiving an “Outstanding” CRA rating on its last three evaluations by the OTS, the most recent being as of November 28, 2007.

Branching. Subject to certain limitations, HOLA and OTS regulations permit federally-chartered savings associations to establish branches in any State of the United States. The authority to establish such a branch is available as long as Lake Shore Savings continues to meet the Qualified Thrift Lender test under the Home Owner’s Loan Act. See “—Qualified Thrift Lender Test.” The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association’s activities. This authority under the HOLA and OTS regulations preempts any State law purporting to regulate branching by federal savings associations.

Privacy. The OTS has adopted final regulations applicable to savings associations implementing the privacy protection provisions required by the Gramm-Leach-Bliley Act. The regulations generally require that Lake Shore Savings disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Lake Shore Savings is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Lake Shore Savings currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Affiliate Marketing. The federal banking agencies, including the OTS recently finalized a joint rule implementing Section 214 of the FACT Act, which provides consumers with the ability to restrict companies from using certain information obtained from affiliates to make marketing solicitations. In general, a person is prohibited from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and had a reasonable opportunity to opt out of such solicitations. The rule permits opt-out notices to be given by any affiliate that has a preexisting business relationship with the consumer and permits a joint notice from two or more affiliates. Moreover, such notice would not be applicable if the Lake Shore Bancorp uses the information if it has pre-existing business relationship with the consumer. Moreover, this notice may be combined with other required disclosures to be provided under other provisions of law, including notices required under the privacy provisions of the Gramm-Leach-Bliley Act.

Identity Theft Prevention. The federal banking agencies, including the OTS also recently finalized, a joint rule implementing Section 315 of the FACT Act, requiring that each financial institution or creditor to develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. The rule became effective January 1, 2008 and mandatory compliance commences on November 1, 2008.

Among the requirements under the new rule, Lake Shore Savings will be required to adopt “reasonable policies and procedures” to:

•	Identify relevant red flags for covered accounts and incorporate those red flags into the program;

•	Detect red flags that have been incorporated into the identity theft prevention program;

•	Respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and

•

Ensure the identity theft prevention program is updated periodically, to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.

Lake Shore Savings will be required to implement its plan no later than November 1, 2008.

Prohibitions Against Tying Arrangements. Federal savings associations are subject to the prohibitions of 12 U.S.C. § 1464(q) and 1467a(x) on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Unfair and Deceptive Practices. The OTS is reviewing its current regulations relating to unfair and deceptive acts to determine whether, and, if so, to what extent, additional regulation or guidance is needed to ensure that customers of OTS-regulated entities, including holding companies and non-functionally regulated subsidiaries, are treated fairly. OTS issued an advance notice of proposed rulemaking seeking industry input on how the OTS should implement provisions of the Federal Trade Commission Act, which authorizes OTS to prescribe regulations to prevent unfair or deceptive acts or practices by savings associations in or affecting commerce, including acts that are unfair or deceptive to consumers and is considering, among other things, listing specific practices that would be prohibited as unfair or deceptive. At this time we cannot predict whether or in what form any proposed regulation or guidance will be adopted or the extent to which our business may be affected.

Transactions with Related Parties. Lake Shore Savings’ authority to engage in transactions with its affiliates is limited by the Home Owner’s Loan Act, the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act. In general, these transactions must be on terms which are as favorable to Lake Shore Savings as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of Lake Shore Savings capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from Lake Shore Savings. In addition, the OTS regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Regulation W of the Federal Reserve Board implements Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B. Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, became subject to Regulation W on July 1, 2003. All other covered affiliate transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W.

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

Section 402 of the Sarbanes-Oxley Act of 2002 does prohibit the extension of personal loans to directors and executive officers of issuers (as defined in “Sarbanes-Oxley”). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Lake Shore Savings, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

Anti-Money Laundering/Terrorist Financing Provisions. Lake Shore Savings is subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and increased information sharing. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Under applicable law:

•

All financial institutions must establish anti-money laundering programs that include, at minimum: (1) internal policies, procedures, and controls; (2) specific designation of an anti-money laundering compliance officer; (3) ongoing employee training programs; and (4) an independent audit function to test the anti-money laundering program.

•	Implement minimum standards for customer due diligence, identification and verification.

•

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

•

May not establish, maintain, administer, or manage correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and requires financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks.

Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on various applications.

Enforcement. The OTS has primary enforcement responsibility over savings associations, including Lake Shore Savings. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

Federal Home Loan Bank System. Lake Shore Savings is a member of the Federal Home Loan Bank of New York, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions: (i) the greater of $1,000 or 0.20% of the member’s mortgage-related assets; and (ii) 4.50% of the dollar amount of any outstanding advances under such member’s advances, collateral pledge and security agreement with the Federal Home Loan Bank of New York. Lake Shore Savings, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to 0.20% of the total assets of Lake Shore Savings. Lake Shore Savings is also required to own activity based stock, which is based on 4.50% of Lake Shore Savings’ outstanding advances. These percentages are subject to change by the Federal Home Loan Bank. Lake Shore Savings was in compliance with this requirement with an investment in Federal Home Loan Bank of New York stock at December 31, 2007 of $3.1 million. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

Each Federal Home Loan Bank is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Lake Shore Savings’ net interest income would be affected.

Membership in the Federal Home Loan Bank is voluntary for all federally-chartered savings associations, such as Lake Shore Savings. Each Federal Home Loan Bank System has adopted a capital structure meeting a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized: Class A (redeemable on six-months notice) and Class B (redeemable on five-years notice).

Federal Reserve System. Lake Shore Savings is subject to provisions of the Federal Reserve Act and the Federal Reserve Board’s regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $42.1 million. The amount of aggregate transaction accounts in excess of $42.1 million is currently subject to a reserve ratio of 10.0%. The Federal Reserve Board regulations currently exempt $6.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the Federal Reserve Board at the end of each year. Lake Shore Savings is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Lake Shore Savings’ interest-earning assets. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. Federal Home Loan Bank System members are also authorized to borrow from the Federal Reserve discount window, but Federal Reserve Board regulations require such institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.

Federal Securities Laws

Our common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended. We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.

Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board has, and is likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The Federal Reserve Board affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Item 1A.	Risk Factors.

Risks Related To Our Business

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

Any downturn in the real estate market or our national or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans. There is currently a downturn in the national economy due to high gasoline and food prices, and the sub-prime lending crisis. The sub-prime lending issues have not affected Western New York in the same manner as other areas of the country and are not expected to affect our loan portfolio. Higher prices for business and consumers could affect our loan portfolio, if business owners or consumers are not able to make loan payments. We have not noticed any significant increases in delinquent loans due to the current state of the national economy.

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

Low Demand For Real Estate Loans May Lower Our Profitability. Making loans secured by real estate, including one-to-four family and commercial real estate, is our primary business and primary source of revenue. If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans. Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates. For example, customer demand for loans secured by real estate had decreased in our market area as a result of interest rate increases during 2004 and 2005. In 2006, interest rates remained steady, and loan demand met our projections. In 2007, interest rates remained steady, and towards the end of the year began to fall, as a result of the sub-prime lending crisis. However, during 2006 and 2007 the weighted average interest rate on our loan portfolio was not enough to offset the higher interest expenses incurred on our deposit portfolio, which resulted in lower profitability.

We Have Opened New Branches And Expect To Open Additional New Branches In The Near Future. Opening New Branches Reduces Our Short-Term Profitability Due To One-Time Fixed Expenses Coupled With Low Levels Of Income Earned By The Branches Until Their Customer Bases Are Built. We opened two new branches in Orchard Park and East Amherst, New York in 2003 and one more in Hamburg, New York in December 2005. We intend to continue to expand through de novo branching. The expense associated with building and staffing new branches will significantly increase our non-interest expense, with compensation and occupancy costs constituting the largest amount of increased costs. Losses are expected from new branches for some time as the expenses associated with it are largely fixed and is typically greater than the income earned as a branch builds up its customer base. Our management has projected that it will take approximately 36 to 48 months for the Hamburg branch to become profitable. The branch we opened in East Amherst in 2003 is not yet profitable, but is expected to be profitable by the end of the first quarter in 2008. All of our other full-service branches are individually profitable. There can be no assurance that our branch expansion strategy will result in increased earnings, or that it will result in increased earnings within a reasonable period of time. We expect that the success of our branching strategy will depend largely on the ability of our staff to market the deposit and loan products offered by us. Depending upon locating acceptable sites, we anticipate opening one or two branches in each of the next several years.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits. Beginning with this annual report for the fiscal year ending December 31, 2007, we have to include in our annual reports filed with the Securities and Exchange Commission (the “SEC”) a report of our management regarding internal control over financial reporting. As a result, we recently have begun to document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and SEC rules and regulations, which require an annual management report on our internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

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

Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase, while a majority of our interest-bearing liabilities are expected to reprice as interest rates increase. Therefore, in an increasing interest rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our net interest income.

In 2007, our earnings were adversely impacted by an increase in short term interest rates, resulting in an inverted yield curve. The rates on our short term deposits increased significantly during

2006 and into 2007, while rates on our long-term loan products remained steady. As a result, our net interest spread decreased from 2.60% as of December 31, 2006 to 2.42% as of December 31, 2007. In 2006, we entered into a derivative contract as part of our risk management strategy to protect against market fluctuation in interest rates. Refer to Note 4 in the Notes to our Consolidated Financial Statements for more information.

Changes In The Federal Reserve’s Monetary Or Fiscal Policies Could Adversely Affect Our Results Of Operations And Financial Condition. Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board has, and is likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The Federal Reserve Board affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We conduct our business through our corporate headquarters, administrative offices, and eight branch offices. At December 31, 2007, the net book value of the computer equipment and other furniture, fixtures, and equipment of our offices totaled $737,000. For more information, see Note 6 and Note 10 in the Notes to our Consolidated Financial Statements.

Location	Leased or Owned	Original Date Acquired	Net Book Value December 31, 2007 (In thousands)
Corporate Headquarters

125 East Fourth Street Dunkirk, NY 14048	Owned	1995	$92

Branch Offices:

Chautauqua County
128 East Fourth Street Dunkirk, NY 14048	Owned	1930	881
30 East Main Street Fredonia, NY 14063	Owned	1996	773
1 Green Avenue Jamestown, NY 14701	Owned/Leased(1)	1996	733
115 East Fourth Street Jamestown, NY 14701	Owned	1997	332
106 East Main Street Westfield, NY 14787	Owned/Leased(2)	1998	283

Erie County
5751 Transit Road East Amherst, NY 14051	Owned	2003	1,155
3111 Union Road Orchard Park, NY 14127	Leased(3)	2003	503
59 Main Street Hamburg, NY 14075	Leased(4)	2005	1,168

Administrative Offices:

31 East Fourth Street Dunkirk, NY 14048	Owned	2003	291
123 East Fourth Street Dunkirk, NY 14048	Owned	1995	98

(1)	The building is owned. The land is leased. The lease expires in September 2015.
(2)	The building is owned. Parking lot is leased on an annual basis.
(3)	The lease expires in January 2017.
(4)	The lease expires in 2028.

Item 3.	Legal Proceedings.

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

On April 3, 2006, Lake Shore Bancorp, Inc. common stock commenced trading on the Nasdaq Global Market under the symbol “LSBK”. The table below shows the reported high and low sales prices of the common stock during the periods indicated.

	Sale Price		Dividend Information
Period	High	Low	Amount per Share	Date of Payment
2006
First Quarter	N/A	N/A	N/A	N/A
Second Quarter	$10.80	$9.92	N/A	N/A
Third Quarter	$11.10	$9.95	N/A	N/A
Fourth Quarter	$14.50	$11.10	$0.03	November 15, 2006

2007
First Quarter	$13.33	$11.50	$0.03	February 15, 2007
Second Quarter	$12.65	$11.60	$0.03	May 15, 2007
Third Quarter	$11.75	$9.50	$0.03	August 15, 2007
Fourth Quarter	$10.58	$8.27	$0.04	November 16, 2007

On January 23, 2008, the Board of Directors of Lake Shore Bancorp declared a quarterly cash dividend of $0.04 per common share outstanding that was payable on February 15, 2008 to stockholders of record as of the close of business on February 4, 2008. Refer to Note 21 in the Notes to our Consolidated Financial Statements.

The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other relevant factors.

As of March 21, 2008 there were approximately 1,491 holders of Lake Shore Bancorp common stock.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended December 31, 2007:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1, 2007 through October 31, 2007	—	—	—	—
November 1, 2007 through November 30, 2007	6,400	$9.27	6,400	134,942
December 1, 2007 through December 31, 2007	29,524	$9.06	29,524	105,418
Total	35,924	$9.10	35,924	105,418

(1)	On November 16, 2007, the Company announced that the Board of Directors had approved it’s second stock repurchase plan pursuant to which the Company could repurchase up to 141,342 shares of its outstanding common stock. This amount represented 5% of the Company’s outstanding stock not owned by Lake Shore, MHC. The repurchase plan does not have an expiration date.
(2)	Amounts do not reflect re-purchases of 4,124 shares of common stock from the trustee of the Company’s Recognition and Retention Plan on December 31, 2007.

Item 6.	Selected Financial Data.

Our selected consolidated financial and other data is set forth below, which is derived in part from, and should be read in conjunction with, our audited consolidated financial statements and notes thereto, beginning on page F-1 of this Form 10-K.

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Selected financial condition data:
Total assets	$357,801	$354,237	$333,724	$329,841	$303,511
Loans, net	218,711	205,677	206,160	199,525	187,138
Securities available for sale	105,922	108,016	94,082	99,170	83,027
Securities held to maturity	—	—	2,275	2,359	371
Federal Home Loan Bank stock	3,081	2,481	2,716	2,709	2,167
Total cash and cash equivalents	10,091	18,682	12,053	11,577	16,753
Total deposits	240,828	249,637	250,890	243,554	230,495
Short-term borrowings	18,505	10,605	11,205	11,725	11,800
Long-term debt	37,940	32,750	37,480	42,260	31,535
Total equity	53,465	53,747	27,995	26,915	24,947
Allowance for loan losses	1,226	1,257	1,240	1,288	1,293
Non-performing loans	1,644	1,309	1,362	792	1,052
Non-performing assets	1,705	1,492	1,448	932	1,506

	For the year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Selected operating data:
Interest income	$18,622	$17,774	$15,956	$14,744	$12,780
Interest expense	9,133	8,045	6,426	5,332	4,694

Net interest income	9,489	9,729	9,530	9,412	8,086
Provision for loan losses	105	158	20	267	345

Net interest income after provision for loan losses	9,384	9,571	9,510	9,145	7,741
Total non-interest income	2,002	1,805	1,847	1,875	1,728
Total non-interest expense	9,118	8,646	8,350	7,939	7,218

Income before income taxes	2,268	2,730	3,007	3,081	2,251
Income taxes	451	911	953	902	744

Net income	$1,817	$1,819	$2,054	$2,179	$1,507

Basic earnings per common share	$0.29	$0.24	$—	$—	$—

Diluted earnings per common share	$0.29	$0.24	$—	$—	$—

Dividends declared per share	$0.13	$0.03	$—	$—	$—

	At or for the year ended December 31,
	2007	2006	2005	2004	2003
Selected financial ratios and other data
Performance ratios:
Return on average assets	0.52%	0.52%	0.62%	0.68%	0.58%
Return on average equity	3.39%	4.05%	7.47%	8.45%	6.24%
Interest rate spread(1)	2.42%	2.60%	2.93%	3.03%	3.18%
Net interest margin(2)	2.92%	3.00%	3.09%	3.15%	3.32%
Efficiency ratio(3)	79.35%	74.96%	73.39%	70.34%	73.55%
Non interest expense to average total assets	2.60%	2.49%	2.53%	2.48%	2.76%
Average interest-earning assets to average interest-bearing liabilities	117.94%	116.16%	107.51%	106.35%	107.49%

Capital ratios:
Total risk-based capital to risk weighted assets	23.72%	23.88%	17.06%	16.34%	16.37%
Tier 1 risk-based capital to risk weighted assets	22.90%	22.81%	16.00%	15.18%	15.19%
Tangible capital to tangible assets	12.28%	11.68%	8.47%	7.99%	7.97%
Tier 1 leverage (core) capital to adjustable tangible assets	12.28%	11.68%	8.47%	7.99%	7.97%
Equity to total assets	14.94%	15.17%	8.39%	8.16%	8.22%

Asset quality ratios:
Non-performing loans as a percent of total net loans	0.75%	0.64%	0.66%	0.40%	0.56%
Non-performing assets as a percent of total assets	0.48%	0.42%	0.43%	0.28%	0.50%
Allowance for loan losses as a percent of total net loans	0.56%	0.61%	0.60%	0.65%	0.69%
Allowance for loan losses as a percent of non-performing loans	74.57%	96.03%	91.04%	162.63%	122.91%
Other data:
Number of full service offices	8	8	8	7	7

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents the net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with our consolidated financial statements and accompanying notes to consolidated financial statements beginning on page F-1 of this Form 10-K, and the other statistical data provided in this Form 10-K.

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

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Since 1993, following the appointment of our current chief executive officer, and despite the fact that the Western New York market area has been economically stagnant, we have tripled in asset size and gone from being a two office institution to having eight branches. Since 1998 our asset size has more than doubled and we have opened three new branches. We are among the largest lenders in market share of residential mortgages in Chautauqua County.

Important Note Regarding Forward-Looking Statements

Certain statements in this annual report are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s current plans and analyses of our business and the industry in which we operate as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors in some cases have affected, and in the future could affect, our financial performance and could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. We do not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Management Strategy

Our Reputation. Our primary management strategy has been to retain our perceived image as one of the most respected and recognized community banks in Western New York with over 115 years of service to our community. Our management strives to accomplish this goal by continuing to emphasize our high quality customer service and financial strength.

Branching. In 2003, we opened new branch offices in Orchard Park and East Amherst, New York. These new offices have generated deposits of $25.6 million and $15.7 million as of December 31, 2007, respectively. We opened an additional new branch office in Hamburg, New York in December 2005. This office had generated deposits of $11.3 million as of December 31, 2007. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield, in Chautauqua County, New York and in East Amherst, Hamburg and Orchard Park in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending. Historically, our lending portfolio has been composed predominantly of residential mortgage loans. At December 31, 2007 and 2006, we held $157.8 million and $149.4 million of residential mortgage loans, respectively, which constituted 72.4% and 72.7% of our total loan portfolio, at such respective dates. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At December 31, 2007 and December 31, 2006, our commercial real estate loan portfolio consisted of loans totaling $20.4 million and $17.2 million, respectively, or 9.4% and 8.3%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans. At December 31, 2007 and December 31, 2006, our commercial loan portfolio consisted of loans totaling $8.2 million and $8.7 million, respectively, or 3.8% and 4.3%, respectively, of total loans. We will sell loans when appropriate and will retain servicing rights to those loans. We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent. Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. At December 31, 2007 and 2006, our investment securities totaled $109.0 million and $110.5 million, respectively.

Treasury Yield Curve. As with all community banks, we face a challenge in monitoring our interest rate risk. Banks generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped. During the third and fourth quarters of 2007, the Federal Reserve cut the federal funds rate by 100 basis points to 4.25%. That action, combined with anticipated additional reductions in the federal funds rate, continued weakness in the housing market, credit concerns over sub-prime loan defaults, and concern over downgrades to bond insurers has caused the treasury yield curve to shift. As of December 31, 2006, the treasury yield curve was inverted, with the federal funds rate and short-term treasury bill rates higher than rates on long-term treasury bills. On July 1, 2007, the yield curve was virtually flat at 5%. On December 31, 2007, rates on short-term treasury bills had fallen 175 basis points and rates on intermediate-term treasury bills had dropped 65 basis points in comparison to rates on December 31, 2006. As a result, the yield curve now has a positive slope. For example, the yield on the two year Treasury note declined from 4.79% as of December 31, 2006 to 3.05% as of December 31, 2007. The yield on the 10 year Treasury note declined from 4.68% as of December 31, 2006 to 4.02% as of December 31, 2007. However, because of credit concerns over mortgage related securities, the yield spread for mortgage securities widened over Treasury bonds. For example, on December 31, 2006, we offered a 30 year fixed rate mortgage at 6.250%. On December 31, 2007, the rate we offered on this loan type was 6.125%, a decline of only 12.5 basis points. Given the changes to the treasury yield curve and spread relationships, our net interest margin could improve if our funding costs decline and if interest rates on loans remain relatively unchanged.

The changes to the yield curve in 2007 will allow us to reprice some of our short term borrowings to lower interest rates and allow us to reduce the interest rates we offer on our certificates of deposit, which may increase our net interest margin. If we reduce rates on our deposit products, our deposit balances may decrease, which may require us to utilize other funding sources.

We anticipated that the housing crisis would create credit problems for the economy, so we avoided credit risk. We remain free of exposure to the credit problems that are affecting many lenders. We do not have any sub-prime loans or other high-risk mortgage products within our loan or investment portfolios. Our strategy to improve interest income was to increase our interest rate risk exposure. To mitigate the risk of falling interest rates on our adjustable rate home equity and commercial loans, we purchased an interest rate floor product during August 2006 on a notional principal amount of $10 million. This product allows us to receive payments if the prime rate drops below 8%. The prime rate as of December 31, 2007 was 7.25%. As a result, we will begin to receive payments on the interest rate floor product, which will partially offset the expected reduction in loan interest income on adjustable rate loans that are tied to the prime rate. The interest rate floor expires on August 11, 2011. Refer to Note 4 in the Notes to our Consolidated Financial Statements for more information.

We believe the cumulative impact of the strategies we elected to pursue will improve our earnings in a lower interest rate environment.

We employ a third party financial advisor to assist us in managing our investment portfolio and developing balance sheet strategies. At December 31, 2006 and 2007, we had $108.0 and 105.9 million, respectively, invested in securities available for sale, the majority of which are mortgage-backed and asset-backed securities. All of our mortgage-backed and asset-backed securities are rated AAA or are guaranteed by an agency of the federal government. We do not own any collateralized debt obligations (CDOs).

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

These critical policies and their application are reviewed periodically by the Audit Committee and the Board of Directors. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in Note 2 in the Notes to our Consolidated Financial Statements to better understand how our financial performance is reported.

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

Average Balances, Interest and Average Yields. The following table sets forth certain information relating to our average balance sheets and reflects the average yield on interest-earnings assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual loans. Interest income on securities includes a tax equivalent adjustment for bank qualified municipals.

	At December 31, 2007		For the Year ended December 31, 2007			For the Year ended December 31, 2006			For the Year ended December 31, 2005
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits & Federal Funds Sold	$2,712	3.63%	$3,959	$130	3.28%	$14,339	629	4.39%	$6,560	$142	2.16%
Securities	109,003	4.60%	110,535	5,010	4.53%	104,424	4,498	4.31%	101,532	4,021	3.96%
Loans	218,711	6.16%	210,610	13,482	6.40%	205,419	12,647	6.16%	200,652	11,793	5.88%

Total interest-earning assets	330,426	5.64%	325,104	18,622	5.73%	324,182	17,774	5.48%	308,744	15,956	5.17%
Other assets	27,375		25,351			23,650			21,373

Total assets	$357,801		$350,455			$347,832			$330,117

Interest-bearing liabilities:
Demand and NOW accounts	$37,934	0.64%	37,011	242	0.65%	37,293	224	0.60%	$38,163	152	0.40%
Money market accounts	23,202	1.39%	24,324	323	1.33%	25,525	265	1.04%	29,413	268	0.91%
Savings accounts	25,282	0.53%	26,722	135	0.51%	25,890	139	0.54%	29,833	151	0.51%
Time deposits	135,089	4.60%	139,271	6,214	4.46%	138,409	5,247	3.79%	136,141	3,945	2.90%
Borrowed funds	56,445	3.72%	46,948	2,099	4.47%	48,454	2,027	4.18%	51,357	1,824	3.55%
Advances from borrowers on taxes and insurance	—	—%	—	—	—%	2,101	22	1.05%	1,890	45	2.38%
Other interest-bearing liabilities	1,384	8.67%	1,394	120	8.61%	1,414	121	8.56%	368	41	11.14%

Total interest bearing liabilities	279,336	3.27%	275,670	9,133	3.31%	279,086	8,045	2.88%	287,165	6,426	2.24%

Other non-interest bearing liabilities	25,000		21,239			23,786			15,345
Equity	53,465		53,546			44,962			27,607

Total liabilities and equity	$357,801		$350,455			$347,834			$330,117

Net interest income				$9,489			$9,729			$9,530

Interest rate spread					2.42%			2.60%			2.93%
Net interest margin					2.92%			3.00%			3.09%

Rate Volume Analysis. The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the first period to the volume change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the absolute value of the change due to volume and the change due to rate.

	Year Ended December 31, 2007 Compared to Year Ended December 31, 2006			Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$(129)	$(370)	$(499)	$226	$261	$487
Securities	242	270	512	360	117	477
Loans	510	325	835	569	285	854

Total interest-earning assets	623	225	848	1,155	663	1,818

Interest-bearing liabilities:
Demand and NOW accounts	20	(2)	18	76	(4)	72
Money market accounts	71	(13)	58	35	(38)	(3)
Savings accounts	(8)	4	(4)	9	(21)	(12)
Time deposits	934	33	967	1,235	67	1,302

Total deposits	1,017	22	1,039	1,355	4	1,359

Other interest-bearing liabilities:
Borrowed funds	136	(64)	72	311	(108)	203
Advances from borrowers on taxes and insurance and other interest-bearing liabilities	(22)	(1)	(23)	(40)	97	57

Total interest-bearing liabilities	1,131	(43)	1,088	1,626	(7)	1,619

Net change in interest income	$(508)	$268	$(240)	$(471)	$670	$199

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Total assets at December 31, 2007 were $357.8 million, an increase of $3.6 million from $354.2 million at December 31, 2006. The increase in total assets was primarily due to a $13.0 million increase in loans receivable, net, partially offset by an $8.6 million decrease in cash and cash equivalents.

Our cash and cash equivalents decreased by $8.6 million to $10.1 million at December 31, 2007, from $18.7 million at December 31, 2006. This was due to a decrease in federal funds, sold from $8.4 million at December 31, 2006 to $41,000 at December 31, 2007. Federal funds sold decreased due to cash being utilized to repurchase $2.2 million of outstanding common stock under our stock repurchase plans in 2007 and to fund loan originations and operations. Cash was utilized as there was an overall net decrease in total deposits of $8.8 million due to the competitive interest rate environment on deposit accounts in our market area. We opted to allow deposit outflows, primarily in certificates of deposit, rather than to reprice our deposit base at higher rates.

Investment securities decreased by $1.5 million to $109.0 million at December 31, 2007 from $110.5 million at December 31, 2006. The decrease was attributable to the use of paydowns on our securities portfolio to fund loans and operations, instead of re-investing the funds in other investments. We do not have any exposure to sub-prime loans in our investment portfolio. All of our mortgage-backed and asset-backed securities are rated AAA or are guaranteed by an agency of the federal government. We do not own any collateralized debt obligations (CDO’s).

Loans receivable, net increased by $13.0 million to $218.7 million at December 31, 2007 from $205.7 million at December 31, 2006. The table below shows the changes in loan volume by loan type between December 31, 2006 and December 31, 2007:

	December 31, 2007	December 31, 2006	Change
			$	%
	(in thousands)
Real Estate Loans:
Residential, 1-4 Family	$157,834	$149,408	$8,426	5.6%
Home Equity	26,569	25,896	673	2.6%
Commercial	20,394	17,150	3,244	18.9%
Construction	2,775	1,570	1,205	76.8%

	207,572	194,024	13,548	7.0%

Commercial Loans	8,246	8,746	(500)	(5.7)%
Consumer Loans	2,306	2,689	(383)	(14.2)%

Total Gross Loans	218,124	205,459	12,665	6.2%
Allowance for loan losses	(1,226)	(1,257)	31	2.5%
Net deferred loan costs	1,813	1,475	338	22.9%

Loans receivable, net	$218,711	$205,677	$13,034	6.3%

The increase in commercial real estate loans and construction loans in 2007 is attributable to our efforts to increase originations in this area. Residential mortgage loans increased due to increased sales of new and existing homes during the year ended December 31, 2007. Mortgage loans and commercial real estate loans represented 72.4% and 9.3%, respectively, of the loan portfolio at December 31, 2007. We do not carry any “sub-prime” loans in our mortgage portfolio.

The table below shows changes in deposit volumes by type of deposit between December 31, 2006 and December 31, 2007:

	December 31, 2007	December 31, 2006	Change
			$	%
	(in thousands)
Demand Deposits:
Non-interest bearing	$19,321	$17,458	$1,863	10.7%
Interest bearing	37,934	38,992	(1,058)	(2.7)%
Money market	23,202	24,551	(1,349)	(5.5)%
Savings	25,282	25,922	(640)	(2.5)%
Time deposits	135,089	142,714	(7,625)	(5.3)%

Total Deposits	$240,828	$249,637	$(8,809)	(3.5)%

The overall decrease in time deposits in 2007 may be attributed to the competitive interest rates being offered by other banks, credit unions, mutual funds and financial service groups in our market area and our unwillingness to pay premium rates that will increase our interest expense. We opted to allow deposit outflows, primarily in time deposits, rather than reprice our deposit base at higher rates.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, increased by $13.1 million from $43.4 million at December 31, 2006 to $56.4 million at December 31, 2007. The increase in borrowings is attributed to the increase of $13.0 million in loans receivable and the decrease of $8.8 million in our deposit portfolio. Typically, we fund new loans with loan payments received from existing borrowers and from increases in our deposit portfolio. During the year ended December 31, 2007, we closed more new loans than funding was available from these two sources. As a result, we had to obtain the necessary funds for these new loans by drawing on our borrowing capabilities at the Federal Home Loan Bank.

Total stockholders’equity decreased by $282,000 from $53.7 million at December 31, 2006 to $53.5 million at December 31, 2007. The decrease in total stockholders’ equity was primarily due to the purchase of $2.2 million in outstanding common stock under our stock repurchase plans in 2007. The decrease was offset by net income of $1.8 million for the year ended December 31, 2007. Stockholders’ equity was also affected by an increase in the net of tax unrealized gain on securities available for sale of $63,000. Dividends declared and paid in 2007 reduced stockholders’ equity by $346,000 and stock-based compensation expenses increased stockholders’ equity by $399,000.

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006

General. Net income was $1.8 million for the years ended December 31, 2007 and 2006. Earnings per share was $0.29 for the year ended December 31, 2007 compared to $0.24 for the period from April 3, 2006 to December 31, 2006.

Net Interest Income. Net interest income decreased by $240,000, or 2.5%, to $9.5 million for the year ended December 31, 2007 as compared to $9.7 million for the year ended December 31, 2006. The decrease in net interest income is primarily due to an increase in interest expense of $1.1 million offset by an increase of $848,000 in interest income for the year ended December 31, 2007 in comparison to the year ending December 31, 2006.

Interest Income. Interest income increased $848,000, or 4.8%, from $17.8 million for the year ended December 31, 2006 to $18.6 million for the year ended December 31, 2007. The increase is primarily due to an $835,000 increase in loan interest income, or 6.6%, from $12.6 million for the year ended December 31, 2006 to $13.5 million for the year ended December 31, 2007. Part of the increase in loan interest income occurred due to an increase in loan originations during 2007. During 2007, residential mortgage loan originations totaled $44.0 million, an increase of $13.2 million, or 39.6%, over residential mortgage loan originations in 2006 of $30.8 million. As a result, the average balance of our loan portfolio increased $5.2 million from an average balance of $205.4 million for the year ended December 31, 2006 to an average balance of $210.6 million for the year ended December 31, 2007. The average yield on our loan portfolio increased from 6.16% to 6.40% for the years ended December 31, 2006 and 2007, respectively. Interest income on our loan portfolio was also increased by a $299,000 gain on the fair value of our interest rate floor derivative product during the year ended December 31, 2007. Investment income increased by $512,000, or 11.4%, from $4.5 million for the year ended December 31, 2006 to $5.0 million for the year ended December 31, 2007. The investment portfolio had an average balance of $110.5 million and an average yield of 4.53% for the year ended December 31, 2007 compared to average balance of $104.4 million and an average yield of 4.31% for the year ended December 31, 2006. Other interest income decreased by $499,000, or 79.3%, from $629,000 for the year ended December 31, 2006 to $130,000 for the year ended December 31, 2007. This occurred due to the decrease in the average balance of federal funds sold and other interest bearing deposits from $14.3 million for the year ended December 31, 2006 to $4.0 million for the year ended December 31, 2007. The proceeds from our stock offering on April 3, 2006 were initially invested in federal funds sold. Since that time, the proceeds have been moved to other investments, resulting in the significant decrease in the average federal funds sold balance.

Interest Expense. Interest expense increased by $1.1 million, or 13.5%, from $8.0 million for the year ended December 31, 2006 to $9.1 million for the year ended December 31, 2007 primarily due to an increase in the interest paid on deposits of $1.0 million from $5.9 million for the year ended December 31, 2006 to $6.9 million for the year ended December 31, 2007. This was due to an increase in the average yield paid on interest-bearing deposits from 2.59% for the year ended December 31, 2006 to 3.04% for the year ended December 31, 2007. The interest expense related to advances from the Federal Home Loan Bank of New York increased by $72,000, or 3.6%, from $2.0 million for the year ended December 31, 2006 to $2.1 million for the year ended December 31, 2007. The average yield on these borrowings increased from 4.18% for the year ended December 31, 2006 to 4.47% for the year ended December 31, 2007.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable incurred credit losses in the loan portfolio. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance.

For the year ended December 31, 2007, the provision for loan losses decreased by $53,000 from $158,000 for the year ended December 31, 2006 to $105,000 for the year ended December 31, 2007. Total classified assets increased $1.6 million from $4.8 million as of December 31, 2006 to $6.8 million as of December 31, 2007. Included in the classified assets total as of December 31, 2007, was an increase of $306,000 in the “doubtful” assets category, which indicated a high probability of loss within the loan portfolio. Furthermore, the average balance of our loan portfolio increased from $205.4 million as of December 31, 2006 to $210.6 million as of December 31, 2007. Despite the increase in classified loans and the increase in the average balance of our loan portfolio, we did not deem it necessary to increase our provision for loan losses. The majority of the increase in classified loans was in the “special mention” category. The loans in the special mention category include commercial real estate loans and commercial loans that are under “watch” by the Bank for various reasons, such as being a new loan (i.e., less than 6 months old) or being in a riskier business (i.e. a restaurant). These loans possess certain weaknesses which deserve careful monitoring but in the current opinion of management, the risk of loss is minimal. The increase in the average balance of our loan portfolio is attributed to an increase in new residential mortgage loans originated in 2007. These loans are serviced by collateral which limits our risk of loss. We believe that the allowance for loan losses accurately reflects the level of risk inherent in the loan portfolio and the risk of lending in our community.

Non-interest Income. For the year ended December 31, 2007, non-interest income, which is a total of service charges and fees, earnings on bank-owned life insurance, and other income totaled $2.0 million, which was an increase of $197,000, or 10.9%, in comparison to $1.8 million for the year ended December 31, 2006. The increase is attributed to $192,000 of increased earnings on bank-owned life insurance, resulting from the purchase of an additional $3.8 million of bank-owned life insurance in the fourth quarter of 2006 to fund supplemental employee retirement plans.

Non-interest Expense. Non-interest expense increased $472,000, or 5.5%, from $8.6 million for the year ended December 31, 2006 to $9.1 million for the year ended December 31, 2007. Non-interest expense includes the expense of salaries and employee benefits, occupancy and equipment costs, data processing, and other items not related to expenses on deposits or borrowings. Salaries and employee benefits increased $299,000, or 6.5%, due to $270,000 in additional expenses for stock-based plans that were implemented after being approved by shareholders in October 2006. Professional service fees increased $272,000, or 28.6%, due to increased SEC and Sarbanes-Oxley related compliance expenses as a result of being a public company. We also hired an outside consultant to assist us with fee income strategies, resulting in $127,000 of additional expenses in 2007. We expect to see increased fee income in 2008 as a result of this project. Occupancy and equipment expenses decreased by $85,000 for the year ended December 31, 2007, in comparison to the year ended December 31, 2006, primarily due to several assets that had become fully depreciated in 2007, but remained outstanding on the depreciation schedule during 2006. Lastly, management instituted cost-cutting measures in 2007 to improve efficiency, including a decrease in advertising expense of $48,000 and a decrease in office supplies and postage expenses of $25,000.

Income Tax Expense. Income tax expense decreased by $460,000, or 50.5%, from $911,000 for the year ended December 31, 2006 to $451,000 for the year ended December 31, 2007. The decrease was due to lower pre-tax income and higher levels of tax exempt income on bank owned life insurance and municipal bond investments. In 2007, the impact of this tax exempt income reduced the effective tax rate by 11.8%, in comparison to a 5.1% reduction to the effective tax rate in 2006.

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

Interest Expense. Interest expense increased by $1.6 million, or 25.2%, from $6.4 million for the year ended December 31, 2005 to $8.0 million for the year ended December 31, 2006. The interest paid on deposits increased by $1.4 million from $4.5 million for the year ended December 31, 2005 to $5.9 million for the year ended December 31, 2006. This was due to an increase in the average yield paid on interest-bearing deposits over the year of 1.25% and was partially offset by a decrease of $6.4 million in the average balance of interest-bearing deposits. The interest expense related to advances from the Federal Home Loan Bank of New York which increased by $203,000 from $1.8 million for the year ended December 31, 2005 to $2.0 million for the year ended December 31, 2006 due to an increase in the average rate paid on our borrowings of 0.63% in comparison to the prior year.

Provision for Loan Losses. For the year ended December 31, 2006, the provision for loan losses was $158,000, an increase of $138,000 as compared to the provision for loan losses for the prior year which was $20,000. The increase is attributed to a $296,000 increase in total classified assets from $4.5 million as of December 31, 2005 to $4.8 million as of December 31, 2006. Included in the classified assets total as of December 31, 2006, was an increase of $187,000 in the “doubtful” assets category. Furthermore, the average balance of our loan portfolio increased from $200.7 million as of December 31, 2005 to $205.4 million as of December 31, 2006 and net charge-off’s increased from $68,000 for the year ended December 31, 2005 to $141,000 for the year ended December 31, 2006.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which as of December 31, 2007, allowed us to borrow up to $31.5 million on an overnight line of credit and $31.5 million on a one-month overnight repricing line of credit. As of December 31, 2007, we had no borrowings outstanding under either of these agreements. We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans. At December 31, 2007, we had outstanding advances totaling $56.4 million under this agreement.

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

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities. For the year ended December 31, 2007, we originated loans of approximately $49.4 million in comparison to approximately $37.9 million of loans originated during the year ended December 31, 2006. Purchases of investment securities totaled $14.7 million in the year ended December 31, 2007 and $30.5 million in the year ended December 31, 2006.

At December 31, 2007, we had loan commitments to borrowers of approximately $5.0 million and overdraft lines of protection and unused home equity lines of credit of approximately $21.3 million.

Total deposits were $240.8 million at December 31, 2007, as compared to $249.6 million at December 31, 2006. Time deposit accounts scheduled to mature within one year were $122.2 million at December 31, 2007. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

We are committed to maintaining a strong liquidity position and monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. The marginal cost of new funding, however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as we monitor our liquidity needs. Therefore, in order to minimize our cost of funds, we may consider additional borrowings from the Federal Home Loan Bank in the future.

We do not anticipate any material capital expenditures in 2008. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than debt as described in Note 9 in the Notes to our Consolidated Financial Statements and the commitments and unused lines and letters of credit noted above.

We are contractually obligated to make payments as of December 31, 2007 as follows:

		Payments due by Period:
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Long term debt	$37,940	$14,980	$20,050	$2,910	$—
Capital Leases	2,991	145	304	306	2,236
Operating Leases	916	88	254	274	300
Data processing contract	442	279	163	—	—
Time Deposits	135,089	122,179	11,447	1,309	154

Total contractual obligations	$177,378	$137,671	$32,218	$4,799	$2,690

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 17 in the Notes to our Consolidated Financial Statements for a summary of commitments as of December 31, 2007.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The implementation of this standard did not have a material impact on our consolidated statements of financial condition, income, stockholders’ equity or cash flows.

In December 2007, the FASB issued proposed FASB Staff Position (“FSP”) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company does not intend to adopt SFAS No. 159.

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

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states than an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the potential impact on the Company’s consolidated financial statements and determined that the impact is minimal.

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

Managing interest rate risk is of primary importance to us. The responsibility for interest rate risk management is the function of our Asset/Liability Committee, which includes our Chief Executive Officer and President, Chief Financial Officer and certain other members of our Board of Directors. Our Asset/Liability Committee meets at least quarterly, and more often if necessary, to review our asset/liability policies and identify and measure potential risks to earnings due to changes in interest rates. The primary goal of our interest rate risk management is to minimize the potential loss in net interest income that could arise from changes in interest rates given our business strategy, operating environment, capital, liquidity and performance objectives. Our Chief Financial Officer also receives recommendations from a third party financial advisor regarding permissible investment securities, the use of which are part of our management of interest rate risk.

Net Interest Income at Risk

In past years, many savings banks have measured interest rate sensitivity by computing the “gap” between the assets and liabilities which are expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value) would change in the event of a range of assumed changes in market interest rates. The OTS provides all institutions that file a Consolidated Maturity/Rate Schedule as part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The OTS’ simulation model uses discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The OTS model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth as of December 31, 2007 and December 31, 2006, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of December 31, 2007			As of December 31, 2006
Change in Interest Rates (basis points) (1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change From Base	Percentage Change from Base
	(Dollars in thousands)
+300	$31,332	$(21,400)	(41)%	$31,609	$(21,027)	(40)%
+200	39,135	(13,597)	(26)%	38,842	(13,794)	(26)%
+100	46,434	(6,298)	(12)%	46,100	(6,535)	(12)%
0	52,733	—	—	52,636	—	—
-100	57,129	4,397	8%	57,553	4,917	9%
-200	59,482	6,749	13%	—	—	—

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase, while a majority of our interest-bearing liabilities are expected to reprice. At December 31, 2007, 82.3% of our loans with contractual maturities of greater than one year had fixed rates of interest, and 94.7% of our total loans had contractual maturities of five or more years. Overall, at December 31, 2007, approximately 89% of our total interest-earning assets had contractual maturities of more than five years. Conversely, our interest-bearing liabilities generally have much shorter contractual maturities. A significant portion of our deposits have no contractual maturities and are likely to reprice quickly as short-term interest rates increase. In addition, 90.4% of our certificates of deposit will mature within one year, and 59.3% of our borrowed funds contractually mature within one year. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our earnings.

From August 2006 until August 2007, the Federal Reserve left the federal funds rate at 5.25%. At the same time, long term interest rates did not move higher. Since long term rates move independently of any actions taken by the Federal Reserve, long term rates could move lower or could reverse course and move higher. Higher short term rates and lower long term rates would have a negative impact on our results of operations, as our interest bearing liabilities, both deposits and borrowings, price off short term interest rates. From September 2007 through December 2007, the Federal Reserve dropped the federal funds rate by approximately 100 basis points, to 4.25%. As a result, the yield curve became positively sloped. This change in the yield curve is likely to be good for bank net interest margins in general.

We believe that our current equity position will allow us to weather the current challenges in the interest rate market environment and allow us to take advantage of market opportunities when conditions warrant doing so.

Item 8.	Financial Statements and Supplementary Data.

See pages F-1 through F-40 following the signature page of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2007, that our disclosure control and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

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

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2007 fiscal year end.

Item 11.	Executive Officer Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2007 fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2007 fiscal year end.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2007 fiscal year end.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2007 fiscal year end.

Item 15.	Exhibits and Financial Statement Schedules.

15(a)(1) Financial Statements. The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

•	Report of Independent Registered Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2007 and 2006

•	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or the information is provided elsewhere in the Consolidated Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Charter of Lake Shore Bancorp, Inc.[1]

3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[8]

4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.[3]

4.2	Form of Restricted Stock Award Notice[6]

4.3	Form of Stock Option Certificate[6]

10.1	Amended and Restated Employment Agreement by and between David C. Mancuso and Lake Shore Bancorp, Inc.[7]

10.2	Amended and Restated Employment Agreement by and between David C. Mancuso and Lake Shore Savings Bank[7]

10.3	Form of Change in Control Agreement[7]

10.4	Amended and Restated Severance Pay Plan of Lake Shore Savings Bank[7]

10.5	1999 Executives Supplemental Benefit Plan[1]

10.6	Amended and Restated 2007 Executives Supplemental Benefit Plan[5]

10.7	1999 Directors Supplemental Benefit Plan[1]

10.8	Amended and Restated 2007 Directors Supplemental Benefit Plan[5]

10.9	Form of Employee Stock Ownership Plan of Lake Shore Bancorp, Inc.[2]

10.10	Lake Shore Bancorp, Inc. 2006 Stock Option Plan[4]

10.11	Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan[4]

23.1	Consent of Beard Miller Company, LLP*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
1	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).
2	Incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on January 13, 2006 (Registration No. 333-129439).
3	Incorporated herein by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 8, 2006 (Registration No. 333-129439).
4	Incorporated herein by reference to the Proxy Statement for our October 24, 2006 special meeting of shareholders filed with the Securities and Exchange Commission on September 7, 2006.
5	Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.

6	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 3, 2007 (Registration No. 333-141829).
7	Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on November 16, 2007.
8	Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on December 20, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2008.

LAKE SHORE BANCORP, INC.

By:	/s/ David C. Mancuso
David C. Mancuso
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael E. Brunecz	CHAIRMAN OF THE BOARD
Michael E. Brunecz		March 31, 2008

/s/ David C. Mancuso	PRESIDENT, CHIEF EXECUTIVE
David C. Mancuso	OFFICER AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)	March 31, 2008

/s/ Sharon E. Brautigam	DIRECTOR
Sharon E. Brautigam		March 31, 2008

/s/ James P. Foley, DDS	DIRECTOR
James P. Foley, DDS		March 31, 2008

/s/ Thomas E. Reed	DIRECTOR
Thomas E. Reed		March 31, 2008

/s/ Daniel P. Reininga	DIRECTOR
Daniel P. Reininga		March 31, 2008

/s/ Gary W. Winger	DIRECTOR
Gary W. Winger		March 31, 2008

/s/ Nancy L. Yocum	DIRECTOR
Nancy L. Yocum		March 31, 2008

/s/ Rachel A. Foley	CHIEF FINANCIAL OFFICER
Rachel A. Foley	(PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)	March 31, 2008

Lake Shore Bancorp, Inc. and Subsidiary

See notes to financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Lake Shore Bancorp, Inc. and Subsidiary

Dunkirk, New York

We have audited the accompanying consolidated statements of financial condition of Lake Shore Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Shore Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Pittsburgh, Pennsylvania

March 26, 2008

See notes to financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,
	2007	2006
	(Dollars In Thousands except per share data)
Assets
Cash and due from banks	$7,379	$9,070
Interest bearing deposits	2,671	1,211
Federal funds sold	41	8,401

Cash and Cash Equivalents	10,091	18,682
Securities available for sale	105,922	108,016
Federal Home Loan Bank stock, at cost	3,081	2,481
Loans receivable, net of allowance for loan losses 2007 $1,226; 2006 $1,257	218,711	205,677
Premises and equipment, net	6,923	7,234
Accrued interest receivable	1,494	1,404
Bank owned life insurance	10,166	9,749
Other assets	1,413	994

Total Assets	$357,801	$354,237

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Interest bearing	$221,507	$232,179
Non-interest bearing	19,321	17,458

Total Deposits	240,828	249,637
Short-term borrowings	18,505	10,605
Long-term debt	37,940	32,750
Advances from borrowers for taxes and insurance	2,669	2,545
Other liabilities	4,394	4,953

Total Liabilities	304,336	300,490

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value per share, 25,000,000 shares authorized: 6,612,500 shares issued and 6,423,671 outstanding at December 31, 2007 and 6,612,500 at December 31, 2006, respectively	66	66
Additional paid-in capital	27,653	27,537
Treasury stock, at cost (188,829 shares at December 31, 2007)	(2,215)	—
Unearned shares held by ESOP	(2,388)	(2,473)
Unearned shares held by RRP	(1,367)	(1,565)
Retained earnings	31,534	30,063
Accumulated other comprehensive income	182	119

Total Stockholders’ Equity	53,465	53,747

Total Liabilities and Stockholders’ Equity	$357,801	$354,237

See notes to financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006	2005
	(In Thousands, except per share amounts)
Interest Income
Loans, including fees	$13,482	$12,647	$11,793
Investment securities, taxable	4,645	4,322	3,976
Investment securities, tax-exempt	365	176	45
Other	130	629	142

Total Interest Income	18,622	17,774	15,956

Interest Expense
Deposits	6,914	5,875	4,516
Short-term borrowings	766	600	324
Long-term debt	1,333	1,427	1,500
Other	120	143	86

Total Interest Expense	9,133	8,045	6,426

Net Interest Income	9,489	9,729	9,530
Provision for Loan Losses	105	158	20

Net Interest Income after Provision for Loan Losses	9,384	9,571	9,510

Non-Interest Income
Service charges and fees	1,459	1,447	1,474
Earnings on bank owned life insurance	417	224	205
Other	126	134	168

Total Non-Interest Income	2,002	1,805	1,847

Non-Interest Expenses
Salaries and employee benefits	4,881	4,582	4,372
Occupancy and equipment	1,293	1,378	1,336
Data processing	486	433	411
Advertising	228	276	300
Postage and supplies	245	270	269
Professional services	1,224	952	505
Other	761	755	1,157

Total Non-Interest Expenses	9,118	8,646	8,350

Income before Income Taxes	2,268	2,730	3,007
Income Taxes	451	911	953

Net Income	$1,817	$1,819	$2,054

Basic earnings per common share, as reported (1)	$0.29	$0.24	—

Diluted earnings per common share, as reported (1)	$0.29	$0.24	—

Dividends declared per share	$0.13	$0.03	—

(1)	The Company completed an initial public offering of its common stock on April 3, 2006. See Note 16.

See notes to financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2007, 2006 and 2005

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands, except per share data)
Balance – December 31, 2004	$—	$—	$—	$—	$—	$26,272	$643	$26,915

Net Income	—	—	—	—	—	2,054	—	2,054
Comprehensive income:
Change in unrealized net gains on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	(974)	(974)

Total Comprehensive Income								1,080

Balance – December 31, 2005	—	—	—	—	—	28,326	(331)	27,995

Net income	—	—	—	—	—	1,819	—	1,819
Comprehensive income:
Change in unrealized net gains on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	450	450

Total Comprehensive Income								2,269

Initial capitalization of MHC	—	(100)	—	—	—	—	—	(100)
Issuance of common stock, net of offering costs (6,612,500 shares)	66	27,621	—	—	—	—	—	27,687
Common stock acquired by ESOP (238,050 shares)	—	—	—	(2,558)	—	—	—	(2,558)
ESOP shares earned (7,935 shares)	—	1	—	85	—	—	—	86
Purchase of shares for Recognition and Retention Plan (RRP) (119,025 shares)	—	—	—	—	(1,590)	—	—	(1,590)
Stock based compensation	—	18	—	—	—	—	—	18
RRP shares earned (1,901 shares)	—	(3)	—	—	25	—	—	22
Cash dividends declared ($0.03 per share)	—	—	—	—	—	(82)	—	(82)

See notes to financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (continued)

Years Ended December 31, 2007, 2006 and 2005

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands, except per share data)
Balance – December 31, 2006	$66	$27,537	$—	$(2,473)	$(1,565)	$30,063	$119	$53,747

Net income	—	—	—	—	—	1,817	—	1,817
Comprehensive income:
Change in unrealized net gains on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	63	63

Total Comprehensive Income								1,880

ESOP shares earned (7,935 shares)	—	4	—	85	—	—	—	89
Stock based compensation	—	140	—	—	—	—	—	140
RRP shares earned (14,764 shares)	—	(28)	—	—	198	—	—	170
Purchase of treasury stock, at cost (188,829 shares)	—	—	(2,215)	—	—	—	—	(2,215)
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(346)	—	(346)

Balance – December 31, 2007	$66	$27,653	$(2,215)	$(2,388)	$(1,367)	$31,534	$182	$53,465

See notes to financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Cash Flows from Operating Activities
Net income	$1,817	$1,819	$2,054
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales of loans	(1)	(2)	(2)
Net amortization of investment securities	(17)	8	62
Provision for loan losses	105	158	20
Depreciation and amortization	544	644	618
Deferred income tax expense (benefit)	138	(217)	286
Earnings on bank owned life insurance	(417)	(224)	(205)
ESOP shares committed to be released	89	86	—
Stock-based compensation expense	310	40	—
Increase in accrued interest receivable	(90)	(130)	(79)
(Increase) decrease in other assets	(539)	1,087	(258)
Increase (decrease) in other liabilities	(559)	1,231	434

Net Cash Provided by Operating Activities	1,380	4,500	2,930

Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities, prepayments and calls	16,906	19,444	24,891
Purchases	(14,693)	(30,471)	(21,402)
Activity in held to maturity securities:
Maturities, prepayments and calls	—	72	75
Purchases of Federal Home Loan Bank Stock	(2,276)	(417)	(536)
Redemptions of Federal Home Loan Bank Stock	1,676	652	529
Proceeds from sales of loans	334	404	419
Loan origination and principal collections, net	(13,533)	(406)	(7,174)
Purchases of bank owned life insurance	—	(3,800)	—
Additions to premises and equipment	(229)	(236)	(1,626)

Net Cash Used in Investing Activities	(11,815)	(14,758)	(4,824)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(8,809)	(1,253)	7,336
Net increase in advances from borrowers for taxes and insurance	124	113	334
Net increase (decrease) in short-term borrowings	7,900	(600)	(520)
Proceeds from issuance of long-term debt	14,800	3,500	—
Repayment of long-term debt	(9,610)	(8,230)	(4,780)
Proceeds from issuance of common stock, net of offering costs	—	27,687	—
Cash provided to ESOP for purchases of shares	—	(2,558)	—
Purchase of shares for restricted stock plan	—	(1,590)	—
Purchase of treasury stock	(2,215)	—	—
Cash dividends paid	(346)	(82)	—
Initial capitalization of MHC	—	(100)	—

Net Cash Provided by Financing Activities	1,844	16,887	2,370

Net Increase (Decrease) in Cash and Cash Equivalents	(8,591)	6,629	476

Cash and Cash Equivalents – Beginning	18,682	12,053	11,577

Cash and Cash Equivalents – Ending	$10,091	$18,682	$12,053

See notes to financial statemets.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

Supplementary Cash Flows Information
Interest paid	$9,051	$8,058	$6,420

Income taxes paid	$1,037	$665	$1,210

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$81	$357	$118

Transfer of held to maturity securities to available for sale securities	$—	$2,198	$—

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

The Company completed its initial public stock offering on April 3, 2006. Consequently, the information herein does not contain any per share information for any periods prior to the second quarter of 2006. The Company sold 2,975,625 shares, or 45% of its outstanding common stock, to subscribers in the offering. Lake Shore, MHC, a federally-chartered mutual holding company, whose activity is not included in these consolidated financial statements, held 3,636,875 shares, or 56.6% of the Company’s outstanding common stock as of December 31, 2007.

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

The Company is a federal corporation regulated by the Office of Thrift Supervision (the “OTS”). The mutual holding company (the “MHC”) of the Company is also federally chartered. Upon approval by the OTS, the MHC is permitted to waive the receipt of dividends paid by Lake Shore Bancorp, Inc. without causing dilution to the ownership interest of the Company’s minority stockholders in the event of a conversion of the MHC to stock form. The waiving of dividends by the MHC will increase Company resources available for stock repurchases, payment of dividends to minority stockholders, and investments. As of December 31, 2007, Lake Shore, MHC elected to waive its right to receive cash dividends of approximately $581,000 on a cumulative basis. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

Use of Estimates

To prepare these financial statements in conformity with accounting principles generally accepted in the United States of America, management of the Company made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reporting of revenue and expenses and notes to the financial statements. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, securities valuation estimates, and income taxes.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of management to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other than temporary is recorded as a loss within non-interest income in the consolidated statement of income.

Derivative Instruments

The Company follows the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, which require that an entity recognize all derivatives as either assets or liabilities on a balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivative qualifies as a hedge. If a derivative qualifies as a hedge, the company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income. The Company does not currently use hedge accounting.

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

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

Loans Receivable (continued)

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

Management estimates the allowance for loan losses pursuant to SFAS 5, Accounting for Contingencies, and SFAS 114, Accounting for Creditors for Impairment of a Loan. Larger balance commercial and commercial real estate loans that are considered impaired as defined in SFAS 114 are reviewed individually to assess the likelihood and severity of loss exposure. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans subject to individual review are, where appropriate, reserved for according to the present value of expected future cash flows available to repay the loan or the estimated fair value less estimated selling costs of the collateral, if the loan is collateral dependent. Commercial loans excluded from individual assessment, as well as smaller balance homogeneous loans, such as consumer, residential real estate and home equity loans, are evaluated for loss exposure under FAS 5 based upon historical loss rates for each of these categories of loans. The accrual of interest on impaired loans is discontinued when the loan is 90 days past due or in management’s opinion the account should be placed on non-accrual status. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent that cash payments are received.

The allowance for loan losses is maintained at a level to provide for losses that are inherent within the loan portfolio. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

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

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula. The restricted stock is carried at cost.

Premises and Equipment

Land is carried at cost. Buildings, improvements, furniture and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of assets (generally forty years for buildings and three to ten years for furniture and equipment). Leasehold improvements are amortized on the straight-line method over the lesser of the life of the improvements or the lease term. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over the identified useful life.

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

Foreclosed Real Estate

Foreclosed real estate consists of property acquired in settlement of loans which is carried at the lower of cost or fair value less disposal costs. Foreclosed real estate was $61,000 and $183,000 at December 31, 2007 and 2006, respectively, and was included as a component of other assets. Proceeds from the sale of foreclosed real estate for the years ending December 31, 2007, 2006 and 2005 was $187,000, $225,000, and $98,000, respectively. This resulted in net gains on sale of $4,000 for the year ending December 31, 2007, net losses on sale of $7,000 for the year ending December 31, 2006 and $4,000 for the year ending December 31, 2005. Changes to the value subsequent to transfer are recorded in non-interest expense along with direct operating expenses. Gains or losses not previously recognized, resulting from the sale of foreclosed assets are recognized in non-interest expense on the date of sale.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense for the years ended December 31, 2007, 2006 and 2005 was $228,000, $276,000, and $300,000, respectively.

Income Taxes

The Company files a consolidated federal income tax return. The provision for federal and state income taxes is based on income reported on the consolidated financial statements, rather than the amounts reported on the respective income tax returns. Deferred taxes are recorded using the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of certain tax credits and in the calculation of deferred income tax expense or benefit associated with certain deferred tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Stock Compensation Plans

At December 31, 2007, the Company had stock-based employee and non-employee compensation plans, which are described more fully in Note 13. The Company accounts for these plans under SFAS No. 123R, “Share Based Payment.” The Company accounts for the plans using a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. The fair value of the stock option grants are estimated on the date of grant using the Black-Scholes options-pricing model. Common shares awarded under the restricted stock plan are expensed based on the fair market value at the grant date. The stock option plan and restricted stock plan expenses are recognized in salaries and employee benefits expense on the consolidated statement of income.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, less unallocated shares held by the Company’s ESOP and unvested shares held by the Company’s Recognition and Retention Plan (RRP), during the period. Diluted earnings per share reflects unvested RRP shares and additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock awards, and are determined using the treasury stock method. Earnings per share data is not presented in the consolidated financial statements for the year ended December 31, 2005 as shares of common stock were not issued until April 3, 2006.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit. Such commitments are recorded in the statement of financial condition when they are funded.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Unrealized holding gains (losses) on securities available for sale	$103	$712	$(1,546)
Reclassification adjustment for gains realized in income	—	—	—

Net Unrealized Gains (Losses)	103	712	(1,546)
Income tax effect	(40)	(262)	572

Net of Tax Amount	$63	$450	$(974)

Restrictions on Cash and Due from Banks

The Company is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2007 and 2006 was $2,088,000 and $1,816,000, respectively.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The implementation of this standard did not have a material impact on our consolidated statements of financial condition, income, stockholders’ equity or cash flows.

In December 2007, the FASB issued proposed FASB Staff Position (“FSP”) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (continued)

does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company does not intend to adopt SFAS No. 159.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company expects that EITF 06-11 will not have a material impact on its financial position, results of operations or cash flows.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states than an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the potential impact on the Company’s consolidated financial statements and determined that the impact is minimal.

Reclassifications

Certain amounts in the 2006 and 2005 financial statements have been reclassified to conform with the 2007 presentation format. These reclassifications had no effect on net income.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3—Investment Securities

The amortized cost and fair value of securities are as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities Available for Sale:
U.S. Treasury bonds	$5,143	$403	$—	$5,546
Municipal bonds	11,572	91	(42)	11,621
Mortgage-backed securities:
Collateralized mortgage obligations	53,106	316	(309)	53,113
Government National Mortgage Association	28	2	—	30
Federal National Mortgage Association	5,957	38	(36)	5,959
Federal Home Loan Mortgage Corporation	15,290	117	(204)	15,203
Asset-backed securities	14,514	—	(826)	13,688
Equity securities	22	740	—	762

	$105,632	$1,707	$(1,417)	$105,922

Approximately 94% of the collateralized mortgage obligations at December 31, 2007 are backed by federal agencies, Freddie Mac, Fannie Mae, and Ginnie Mae. The remaining 6% are issued by private owners.

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

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3—Investment Securities (continued)

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

At December 31 2007 and 2006, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation common stock.

At December 31, 2007, four municipal bonds and one U.S. Treasury bond with a cost of $2,515,000 and fair value of $2,671,000 were pledged under a collateral agreement with the Federal Reserve for liquidity borrowing. Two mortgage-backed securities with a cost of $2,432,000 and fair value of $2,418,000 were pledged under collateral agreements with certain depositors. At December 31, 2006, four municipal bonds and one U.S. Treasury bond with a cost of $2,515,000 and fair value of $2,604,000 were pledged under a collateral agreement with the Federal Reserve for liquidity borrowing. Two mortgage-backed securities with a cost of $2,829,000 and fair value of $2,734,000 were pledged under collateral agreements with certain depositors.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3—Investment Securities (continued)

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair value:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
December 31, 2007:
Municipal bonds	$4,285	$(42)	$—	$—	$4,285	$(42)
Mortgage-backed securities	5,546	(22)	34,672	(527)	40,218	(549)
Asset-backed securities	8,327	(673)	5,361	(153)	13,688	(826)

	$18,158	$(737)	$40,033	$(680)	$58,191	$(1,417)

December 31, 2006:
Treasury bonds	$—	$—	$972	$(17)	$972	$(17)
Municipal bonds	2,137	(20)	681	(7)	2,818	(27)
Mortgage-backed securities	14,876	(66)	57,282	(1,404)	72,158	(1,470)
Asset-backed securities	999	(1)	9,521	(130)	10,520	(131)

	$18,012	$(87)	$68,456	$(1,558)	$86,468	$(1,645)

The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. At December 31, 2007, there were 23 securities in the less than twelve months category and 54 securities in the twelve months or more category. These unrealized losses relate principally to asset-backed and mortgage-backed securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. As the unrealized losses are related to interest rate changes and market liquidity, rather than credit risk, and management has the intent and ability to hold the securities until maturity or market price recovery, no declines are deemed to be other than temporary.

Scheduled contractual maturities of investment securities are as follows:

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
December 31, 2007:
Within one year	$—	$—
After one year through five years	992	1,021
After five years through ten years	4,725	4,790
After ten years	10,998	11,356
Mortgage-backed securities	74,381	74,305
Asset-backed securities	14,514	13,688
Equity securities	22	762

	$105,632	$105,922

During the years ending December 31, 2007, 2006, and 2005, the Company did not sell any securities available for sale.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 4—Derivative Instruments

In August 2006, the Company entered into a derivative contract as part of its risk management strategy to protect against market fluctuations in interest rates. An interest rate floor was purchased for $221,000 to protect against a decline in the prime rate earned on a $10 million notional amount of home equity adjustable rate loans within our loan portfolio. The term of the interest rate floor product is 60 months. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to account for this transaction. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivatives qualify as a hedge. If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income. The Company did not elect to use hedge accounting for this transaction. The interest rate floor is recorded in Other Assets in the Consolidated Statement of Financial Condition and the change in fair value is recorded in Loan Interest Income in the Consolidated Statements of Income. As of December 31, 2007 and 2006, the fair market value of the interest rate floor was $519,000 and $220,000, respectively, resulting in $299,000 of interest income for the year ended December 31, 2007 and $1,000 of interest expense for the year ended December 31, 2006.

Note 5—Loans Receivable

Loans receivable, net consist of the following:

	December 31,
	2007	2006
	(In Thousands)
Real estate loans:
Residential, 1—4 family	$157,834	$149,408
Home equity	26,569	25,896
Commercial	20,394	17,150
Construction	2,775	1,570

	207,572	194,024
Commercial loans	8,246	8,746
Consumer loans	2,306	2,689

Total Loans	218,124	205,459
Allowance for loan losses	(1,226)	(1,257)
Net deferred loan costs	1,813	1,475

Loans Receivable, Net	$218,711	$205,677

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5—Loans Receivable (continued)

An analysis of changes in the allowance for loan losses is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Balance, beginning	$1,257	$1,240	$1,288
Provision for loan losses	105	158	20
Charge-offs	(139)	(170)	(83)
Recoveries	3	29	15

Balance, ending	$1,226	$1,257	$1,240

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
	2007	2006	2005
	(In Thousands)
Impaired loans with no valuation allowance	$—	$—	$103
Impaired loans with a valuation allowance	107	—	—

Total Impaired Loans	$107	$—	$103

Valuation allowance allocated to impaired loans	$21	$—	$—

Average investment in impaired loans	$36	$—	$103

Interest income recognized on impaired loans on a cash basis	$—	$—	$10

Nonaccrual loans	$1,077	$590	$433
Loans past due 90 days or more and still accruing interest	567	719	929

Total Nonperforming Loans	$1,644	$1,309	$1,362

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

Residential real estate loans serviced for others by the Company totaled $12,935,000, $13,870,000, and $15,307,000 at December 31, 2007, 2006, and 2005, respectively.

At December 31, 2007 and 2006, loans to directors and executive officers and their affiliated entities in excess of $60,000 totaled $2,358,000 and $2,606,000, respectively. During the year ended December 31, 2007, total principal payments were $248,000 and no advances were issued.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5—Loans Receivable (continued)

At December 31, 2007, there were approximately $116,236,000 of one to four family residential real estate loans pledged as collateral for advances from the Federal Home Loan Bank.

Most loans made by the Company are secured by borrowers’ personal or business assets. The Company considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank’s capital plus reserves. At December 31, 2007, no concentrations of credit to a particular industry existed as defined by these parameters.

The ability of the Company’s residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the area they reside. Commercial borrowers’ ability to repay is generally dependent upon the general health of the economy and in cases of real estate loans, the real estate sector in particular. Substantially all of the Company’s loans are in western New York State and, accordingly, the ultimate collectibility of a substantial portion of the loans are susceptible to changes in market conditions in this primary market area.

Note 6—Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2007	2006
	(In Thousands)
Land	$794	$647
Buildings and improvements	7,224	7,360
Furniture and equipment	3,427	3,298

	11,445	11,305
Accumulated depreciation	(4,522)	(4,071)

	$6,923	$7,234

Depreciation and amortization of premises and equipment amounted to $544,000, $644,000, and $618,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income. During the year ended December 31, 2007, the Company retired several assets, with total accumulated depreciation of $93,000.

Note 7—Other Assets

As of December 31, 2007, included within other assets is an investment of $350,000 in common stock of Health Transaction Network (HTN) which was completed during October 2007. This investment represents less than 5% of the outstanding equity interests of HTN. HTN is a start-up company which is creating a national, shared healthcare transaction network to service payment transactions associated with the delivery of healthcare services. The network will be similar to the ATM/POS network currently in place and participants will include healthcare providers, health payers (such as insurance companies), and patients. The Company will be involved in the transaction processing by becoming the settlement bank for the healthcare providers, beginning in the second quarter of 2008. We account for our investment in HTN under the cost method of accounting as we are not considered to have significant influence over the operations of HTN and cost appropriately reflects our economic interest in the underlying investment. Under the cost method, there is no change to the cost basis unless there is an

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 7—Other Assets (continued)

other than temporary decline in value. If the decline is determined to be other than temporary, the Company is required to write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss and is included in non-interest expense. Distributions received from income on cost method investments are included in non-interest income.

Note 8—Deposits

Deposits consist of the following:

	December 31,
	2007		2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars In Thousands)
Demand deposits:
Non-interest bearing	$19,321	—%	$17,458	—%
Interest bearing	37,934	0.75	38,992	0.70
Money market accounts	23,202	1.26	24,551	1.23
Savings accounts	25,282	0.52	25,922	0.50
Time deposits	135,089	4.47	142,714	4.47

	$240,828	3.04%	$249,637	3.05%

Scheduled maturities of time deposits at December 31, 2007 are as follows (in thousands):

2008	$122,179
2009	9,531
2010	1,915
2011	277
2012	1,032
Thereafter	155

$135,089

Time deposits in amounts of $100,000 or more amounted to $33,072,000 and $30,878,000 at December 31, 2007 and 2006, respectively. Deposit account balances in excess of $100,000 are generally not federally insured.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 8—Deposits (continued)

Interest expense on deposits was as follows:

	Years Ended December 31,
	2007	2006	2005
Interest bearing checking accounts	$242	$224	$152
Money market accounts	323	265	268
Savings accounts	135	139	151
Time deposits	6,214	5,247	3,945

	$6,914	$5,875	$4,516

At December 31, 2007 and 2006, deposits of directors, executive officers and their affiliates totaled $1,948,000 and $1,707,000, respectively.

Note 9—Borrowings

At December 31, 2007 and 2006, the Company had short-term borrowings from the Federal Home Loan Bank of New York of $18,505,000 and $10,605,000, respectively. The short-term borrowings at December 31, 2007 had fixed rates of interest ranging from 4.52% to 4.85% and mature within one year. The weighted average interest rate was 4.61% and 5.44% as of December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006 , the Company had an unsecured line of credit with the Federal Home Loan Bank of $31,549,000 and $34,633,000 , respectively, which bears interest at an adjustable rate and provides a secondary funding source for real estate lending, liquidity, and asset/liability management. This renewable facility expires on July 31, 2008. The Company also has an unsecured stand-by line of credit with the Federal Home Loan Bank of $31,549,000 and $34,633,000 at December 31, 2007 and 2006, respectively. The Company had no outstanding borrowings on either line at December 31, 2007 and 2006.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9—Borrowings (continued)

Long-term debt from the Federal Home Loan Bank of New York consisted of the following:

Maturity	Interest Rate	December 31,
		2007	2006
		(Dollars In Thousands)
January 23, 2007	2.59%	$—	$1,000
August 6, 2007	3.62%	—	1,000
August 8, 2007	3.22%	—	2,000
October 29, 2007	3.34%	—	1,000
November 8, 2007	3.48%	—	1,000
November 19, 2007	3.36%	—	1,000
January 9, 2008	4.89%	700	700
January 23, 2008	3.08%	2,000	2,000
March 10, 2008	5.32%	900	900
March 21, 2008	5.23%	900	900
March 28, 2008	5.27%	1,000	1,000
August 5, 2008	4.01%	1,000	1,000
August 8, 2008	3.63%	2,000	2,000
September 17, 2008	3.66%	1,000	1,000
October 20, 2008	4.65%	1,000	—
October 29, 2008	3.77%	2,000	2,000
November 10, 2008	3.85%	1,000	1,000
November 19, 2008	3.74%	1,000	1,000
January 23, 2009	3.45%	1,000	1,000
September 10, 2009	4.68%	1,000	—
September 17, 2009	3.92%	2,000	2,000
October 19, 2009	4.53%	2,000	—
October 29, 2009	4.15%	2,000	2,000
November 9, 2009	4.18%	1,000	1,000
November 19, 2009	4.08%	1,000	1,000
December 10, 2009	4.11%	1,000	—
December 28, 2009	4.12%	700	—
October 12, 2010	4.95%	1,000	—
October 19, 2010	4.59%	2,000	—
October 25, 2010	4.45%	1,000	—
October 29, 2010	4.54%	1,000	—
November 5, 2010	4.50%	1,000	—
November 8, 2010	4.42%	500	500
November 19, 2010	4.39%	1,000	1,000
October 19, 2011	4.72%	1,000	—
November 8, 2011	4.60%	500	500
November 21, 2011	4.57%	1,000	1,000
Strip borrowings:
Matures on a quarterly basis through May 14, 2012	Rates vary from 6.27% through 6.32%	1,040	1,280
Matures on a quarterly basis through August 1, 2011	Rates vary from 5.50% to 6.55%	700	970

		$37,940	$32,750

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9—Borrowings (continued)

Contractual maturities of long-term debt at December 31, 2007 are as follows (in thousands):

2008	$14,980
2009	12,160
2010	7,890
2011	2,830
2012	80

$37,940

Note 10—Lease Obligations

The Company is committed under several long-term operating leases which provide for minimum lease payments. Certain leases contain options for renewal. Total rental expense under these operating leases amounted to $95,000, $92,000, and $83,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company is also committed under two long-term capital lease agreements. One agreement has an outstanding balance of $324,000 and $341,000 as of December 31, 2007 and 2006, respectively (included in other liabilities). This lease has a remaining term of 10 years at December 31, 2007. The other lease began in December 2005. The outstanding balance on this lease (included in other liabilities) at December 31, 2007 and 2006 is $1,059,000 and $1,063,000, respectively. The remaining term is 21 years. Assets related to these capital leases are included in premises and equipment and consist of the cost of $1.5 million less accumulated depreciation of approximately $221,000 and $157,000 at December 31, 2007 and 2006, respectively.

Minimum future lease payments for the operating and capital leases at December 31, 2007 are as follows:

	Operating Leases	Capital Leases
	(In Thousands)
2008	$88	$145
2009	125	152
2010	129	152
2011	137	153
2012	137	153
Thereafter	300	2,236

Total Minimum Lease Payments	$916	2,991

Less: Amounts representing interest		(1,607)

Present value of minimum lease payments		$1,383

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 11—Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Current:
Federal	$312	$1,127	$667
State	1	1	—

	313	1,128	667
Deferred:
Federal	92	(328)	205
State	46	111	81

	138	(217)	286

	$451	$911	$953

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income is as follows:

	Years Ended December 31,
	2007	2006	2005
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	1.4	2.7	1.8
Tax-exempt interest income	(5.6)	(2.3)	—
Life insurance income	(6.2)	(2.8)	(2.3)
Other	(3.7)	1.8	(1.8)

	19.9%	33.4%	31.7%

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 11—Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(In Thousands)
Deferred tax assets:
Deferred compensation	$1,164	$990
Allowance for loan losses	173	196

Total Deferred Tax Assets	1,337	1,186

Deferred tax liabilities:
Unrealized gains on securities available for sale	(104)	(68)
Depreciation	(253)	(353)
Deferred loan origination costs	(702)	(370)
Interest rate floor	(115)	—

Other	(42)	(100)

Total Deferred Tax Liabilities	(1,216)	(891)

Net Deferred Tax Asset	$121	$295

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

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests. The 1996 federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or bank charter. Management has no intention of taking any such actions. At December 31, 2007 and 2006, the Company’s total pre-1988 tax bad debt reserve was $2,240,000. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 11—Income Taxes (continued)

Provided the Company continues to satisfy certain definitional tests and other conditions for New York State income tax purposes, the Company is permitted to continue to take special reserve method bad debt deductions. The deductible annual addition to the state reserve may be computed using a specific formula based on the Company’s loss history (“Experience Method”) or a statutory percentage equal to 32% of the Company’s New York State taxable income. The Company used the percentage method in 2007, 2006 and 2005.

The Company adopted the provisions of FASB Interpretation No. 48, “Acounting for Uncertainty in Income Taxes” (FIN 48) effective January 1, 2007. FIN 48 provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have any impact on the Company’s consolidated results of operations and financial position. The Company recognized no adjustment for unrecognized income tax benefits for the year ended December 31, 2007. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statements of Income. The Company’s Federal and New York tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. As of December 31, 2007 there has been no material change in any uncertain tax position. An IRS Audit was completed in 2007 for the Company’s tax returns for the year ending December 31, 2005 and for the three month period ending March 31, 2006. The IRS did not note any material changes. In addition, in 2006 an audit of our New York State income tax return for the year ending December 31, 2004 was completed, with no material changes noted.

Note 12—Employee and Director Benefit Plans

The Company maintains a 401(k) savings plan covering employees who have completed nine months of service and attained age 21. Participants may make contributions to the 401(k) Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations. The Company contributes a matching contribution equal to 40% of the participant salary deferral up to 6% of compensation. The Company may also make a discretionary profit sharing contribution which is allocated among all eligible employees. The Company’s expense for the 401(k) plan for the years ended December 31, 2007, 2006 and 2005 was $304,000, $318,000, and $316,000, respectively.

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan. Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Although the plans are unfunded, the Company has purchased bank owned life insurance for the purpose of funding the liability. The cash surrender value of bank owned life insurance amounted to $6,161,000 and $5,916,000 at December 31, 2007 and 2006, respectively. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries. The Company had a liability under such plans of $1,731,000 and $1,511,000 at December 31, 2007 and 2006, respectively. This liability was recorded in other liabilities on the consolidated statement of financial condition and was calculated using an assumed discount rate of 6% and 7% in 2007 and 2006, respectively.

Effective October 1, 2001, the Company initiated an additional non-qualified Executive Supplemental Benefit Plan and a non-qualified Director’s Supplemental Benefit Plan. These plans were amended and restated on January 1, 2007. Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Under the Plan Agreement, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. At

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 12—Employee and Director Benefit Plans (continued)

December 31, 2005, the Company had set aside U.S. Treasury bonds with an amortized cost of $2,052,000 which were included in held to maturity investment securities in the consolidated statement of financial condition. During the fourth quarter of 2006, the Company purchased bank owned life insurance to replace the U.S. Treasury bonds for purposes of funding this liability. The cash surrender value of the bank owned life insurance amounted to $4,005,000 and $3,833,000 at December 31, 2007 and 2006, respectively. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Vesting requirements are based on length of service and upon reaching the vesting requirements, the predefined benefits are guaranteed to continue at the full amounts to the designated beneficiaries in the event of death. The Company had a liability under such plans of $1,216,000 and $968,000 at December 31, 2007 and 2006, respectively. This liability was recorded in other liabilities on the consolidated statement of financial condition and was calculated using an assumed discount rate of 6% in 2007 and 5.75% in 2006.

The Company’s expense for the non-qualified Executive Supplemental Benefit Plans and non-qualified Directors Supplemental Benefit Plans for the years ended December 31, 2007, 2006 and 2005 was $579,000, $499,000 and $386,000, respectively.

The Company had provided a deferred compensation plan for its directors that allowed the directors to elect to defer all or a portion of their compensation and allocate such awards to achieve a rate of return based on several investment options. The Company had chosen to separately invest in the investment options specified by the directors. On October 11, 2005, based on the recommendation of the Board’s Compensation Committee, the Board of Directors approved the termination of the Company’s deferred compensation plan. This resulted in the accrued benefits under this plan being distributed to the participants. As a result of terminating this plan, the participants will lose the tax benefit of deferring compensation. The plan was terminated on November 16, 2005 and disbursements to the participants were paid in cash. As indicated above, the Company had chosen to separately invest the deferred compensation in the investment options specified by the participants. These investments were fully liquidated on November 16, 2005, as part of the plan termination. The Company’s net expense for the deferred compensation plan for the year ended December 31, 2005 was $59,000. The expense includes the amount of unrealized gain or loss recognized on the market value of the investment options for the period indicated.

Note 13—Stock-based Compensation

As of December 31, 2007, the Company had three stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with SFAS 123R, “Share Based Payment.” The compensation cost that has been charged under salary and benefits expense in the other non-interest expense section of the consolidated statements of income for these plans was $399,000 and $126,000 for the years ended December 31, 2007 and 2006, respectively.

Stock Option Plan

The Company’s 2006 Stock Option Plan (the “Stock Option Plan”), which was approved by the Company’s shareholders, permits the grant of stock options to its employees and non-employee directors for up to 297,562 shares of common stock. On November 15, 2006, the Board of Directors granted stock options exercisable into 241,546 shares of common stock to members of management and non-employee directors. Both incentive stock options and non-qualified stock options may be granted under the Stock Option Plan. The exercise price of each stock option equals the market price of the Company’s stock on the date of grant and the maximum term is ten years. The stock options generally vest over a five year period.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.04%; expected volatility of 9.64%; risk-free interest rate of 4.617%; and expected life of 10 years.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 13—Stock-based Compensation (continued)

Stock Option Plan (continued)

A summary of the status of the Stock Option Plan as of December 31, 2007 and 2006 is presented below:

	2007			2006
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Oustanding at beginning of year	241,546	$11.50		—	—
Granted	—	—		241,546	$11.50

Outstanding at end of year	241,546	$11.50	9 years	241,546	$11.50	10 years

Options exerciseable at year-end	48,319	$11.50		—	—

Fair value of options granted	$3.27			$3.27

At December 31, 2007, stock options outstanding did not have an intrinsic value (as the stock price on that date was below the exercise price) and 56,016 options remain unawarded. Compensation expense amounted to $140,000 for the year ended December 31, 2007 and $18,000 for the year ended December 31, 2006, based on 42,804 and 5,515 options earned, respectively through those dates. At December 31, 2007, $631,601 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 48 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (the “RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock. On November 15, 2006, the Board of Directors granted awards for an aggregate of 83,305 shares under the RRP to members of management and nonemployee directors. Awards vest at a rate of 20% per year with the first vesting period ending December 31, 2007. The fair value of the awards on the grant date was $11.50. As of December 31, 2007, there were 16,665 shares vested and distributed to eligible participants. Compensation expense amounted to $170,000 for the year ended December 31, 2007 and $22,000 for the year ended December 31, 2006, based on 14,764 and 1,901 shares earned, respectively, through those dates. At December 31, 2007, $766,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 48 months.

Employee Stock Ownership Plan

The Company established the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (“ESOP”) for the benefit of eligible employees of the Company and the Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service. As of December 31, 2007, there were 15,870 allocated shares and 222,180 unallocated shares in the ESOP. The ESOP compensation expense was $89,000 for the year ending December 31, 2007 and $86,000 for the year ending December 31, 2006, based on 7,935 shares earned for each of those periods.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14—Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$10,091	$10,091	$18,682	$18,682
Securities available for sale	105,922	105,922	108,016	108,016
Federal Home Loan Bank stock	3,081	3,081	2,481	2,481
Loans receivable	218,711	221,454	205,677	204,780
Interest rate floor	519	519	220	220
Accrued interest receivable	1,494	1,494	1,404	1,404
Financial liabilities:
Deposits	240,828	241,446	249,637	249,071
Short-term borrowings	18,505	18,505	10,605	10,605
Long-term debt	37,940	38,911	32,750	32,793
Accrued interest payable	235	235	153	153
Off-balance-sheet financial instruments	—	—	—	—

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

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

The Company’s ability to pay dividends is primarily dependent upon the ability of its subsidiary bank to pay dividends to the Company. The payment of dividends by the Bank is subject to continued compliance with minimum regulatory capital requirements. In addition, regulatory approval is generally required prior to the Bank declaring dividends in an amount in excess of net income for that year plus net income retained in the preceding two years. As of December 31, 2007, Lake Shore, MHC elected to waive its right to receive cash dividends of approximately $581,000 on a cumulative basis. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk weighted assets, tangible equity to tangible assets and Tier 1 capital to adjusted total assets. Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

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

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2007:
Total capital (to risk-weighted assets)	$44,866	23.72%	$	≥15,129	≥8.0%	$	≥18,911	≥10.0%
Tier 1 capital (to adjusted total assets)	43,311	12.28		≥14,107	≥4.0		≥17,634	≥5.0
Tangible equity (to tangible assets)	43,311	12.28		≥5,290	≥1.5		N/A	N/A
Tier 1 capital (to risk-weighted assets)	43,311	22.90		N/A	N/A		≥11,347	≥6.0

As of December 31, 2006:
Total capital (to risk-weighted assets)	$43,296	23.9%	$	≥14,507	≥8.0%	$	≥18,134	≥10.0%
Tier 1 capital (to adjusted total assets)	41,369	11.7		≥14,162	≥4.0		≥17,702	≥5.0
Tangible equity (to tangible assets)	41,369	11.7		≥5,311	≥1.5		N/A	N/A
Tier 1 capital (to risk-weighted assets)	41,369	22.8		N/A	N/A		≥10,880	≥6.0

Following is a reconciliation of Lake Shore Savings Bank’s consolidated GAAP capital to regulatory Tier 1 capital at December 31, 2007 and December 31, 2006:

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 15—Regulatory Capital Requirements (continued)

	December 31,
	2007	2006
	(In Thousands)
GAAP Equity	$43,488	$41,488
Plus: Unrealized gains on securities available for sale, net of tax	(177)	(119)

Tier 1 Capital	43,311	41,369
Plus: Allowance for loan losses	1,226	1,257
Allowed unrealized gain on securities available for sale	334	675
Less: Other investments required to be deducted	5	5

Total Capital	$44,866	$43,296

Note 16—Earnings per Share

Earnings per share is calculated for the years ending December 31, 2007 and 2006. Earnings per share for the year ended December 31, 2006 is calculated for the period after the offering was closed and the stock issued on April 3, 2006 and only includes earnings for the period beginning April 3, 2006 and ending December 31, 2006. Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.

The difference between the common shares issued and the common shares outstanding, for the purposes of calculating basic earnings per share, is a result of unallocated ESOP shares, restricted stock shares, and treasury stock.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 16—Earnings per Share (continued)

The calculated basic and diluted earnings per share (“EPS”) are as follows:

	For the year ended December 31, 2007	For the Period April 3, 2006 through December 31, 2006
Numerator – net income	$1,817,000	$1,503,000
Denominator:
Basic weighted average shares outstanding	6,178,265	6,354,819
Increase in weighted average shares outstanding due to: (1)
Stock options	—	17,347
Unvested restricted stock awards	—	20,463

Diluted shares outstanding	6,178,265	6,392,629

Earnings per share:
Basic	$0.29	$0.24
Diluted	$0.29	$0.24

(1) Stock options to purchase 241,546 shares under the Stock Option Plan at $11.50 and to purchase restricted unvested shares of 102,360 under the RRP plan were outstanding during 2007, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 17—Commitments

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

The following commitments to extend credit were outstanding:

	Contract Amount
	December 31,
	2007	2006
	(In Thousands)
Commitments to grant loans	$5,037	$5,513
Unfunded commitments under lines of credit	$21,256	$21,476

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At December 31, 2007 and 2006, the Company’s fixed rate loan commitments totaled $3.7 million and $3.9 million, respectively. The range of interest rates on these fixed rate commitments were to 5.45% to 8.75% at December 31, 2007.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 17—Commitments (continued)

As of December 31, 2007, the Company was committed to make an investment of $150,000 in the purchase of shares in the Health Transaction Network. This investment is in addition to the $350,000 investment made by the Company in October 2007, which is currently reflected in “Other Assets”. Refer to Note 7 – Other Assets for additional information about this investment.

Note 18—Parent Company Only Financial Information

Parent Company (Lake Shore Bancorp, Inc.) only condensed financial information is as follows:

Statements of Condition

	December 31, 2007	December 31, 2006
	(Dollars in Thousands)
Assets
Cash and due from banks	$3,424	$9,760
Securities, Available for Sale	3,602	—
Investment in subsidiary	43,488	41,488
ESOP loan receivable	2,388	2,473
Other assets	563	26

Total assets	$53,465	$53,747

Liabilities and Stockholders’ Equity
Total stockholders’ equity	$53,465	$53,747

Total liabilities and stockholders’ equity	$53,465	$53,747

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 18—Parent Company Only Financial Information (continued)

Statements of Income

	For the year ended December 31, 2007	Period from April 3, 2006 to December 31, 2006
	(In Thousands)
Interest Income:
Interest on deposits in bank	$219	$341
Interest on investments	143	—
Interest on ESOP loan	185	144
Other income	1	—

Total Interest Income	548	485
Non-interest Expenses	396	220

Income before income taxes and equity in undistributed net income of subsidiary	152	265
Income taxes	39	90

Income before undistributed net income of subsidiary	113	175
Equity in undistributed net income of subsidiary	1,704	1,328

Net Income	$1,817	$1,503

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 18—Parent Company Only Financial Information (continued)

Statements of Cash Flows

	For the year ended December 31, 2007	Period from April 3, 2006 to December 31, 2006
	(In Thousands)
Cash Flows from Operating Activities
Net income	$1,817	$1,503
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of investment securities	17	—
Depreciation and amortization	2	—
Deferred income tax expense	3	—
ESOP Shares committed to be released	89	—
Stock based compensation expense	310	—
(Increase) decrease in accrued interest receivable	(12)	—
(Increase) decrease in other assets	(771)	(26)
Equity in undistributed earnings of subsidiary	(1,704)	(1,328)

Net Cash Provided by (Used in) Operating Activities	(249)	149
Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities, prepayments and calls	1,179	—
Purchases	(4,790)	—
Payments received on ESOP loan	85	85

Net Cash Provided by (Used in) Investing Activities	(3,526)	85
Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of expenses	—	27,687
Cash provided to ESOP for purchase of shares	—	(2,558)
Purchase of shares for restricted stock plan	—	(1,590)
Investment in subsidiary	—	(13,831)
Cash dividends paid	(346)	(82)
Initial capitalization of MHC	—	(100)
Purchase of Treasury Stock	(2,215)	—

Net Cash Provided by (Used in) Financing Activities	(2,561)	9,526

Net Increase (Decrease) in Cash and Cash Equivalents	(6,336)	9,760
Cash and Cash Equivalents – Beginning	9,760	—

Cash and Cash Equivalents – Ending	$3,424	$9,760

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 19—Quarterly Financial Data – Unaudited

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(in thousands, except per share amounts)
Total interest income	$4,921	$4,777	$4,426	$4,498
Total interest expense	2,367	2,296	2,248	2,222

Net interest income	2,554	2,481	2,178	2,276
Provision for loan losses	60	—	—	45

Net interest income after provision for loan losses	2,494	2,481	2,178	2,231
Total non-interest income	510	530	492	470
Total non-interest expense	2,193	2,287	2,297	2,341

Income before income taxes	811	724	373	360
Income taxes	136	182	71	62

Net Income	$675	$542	$302	$298

Basic earnings per share	$0.10	$0.09	$0.05	$0.05
Diluted earnings per share	$0.10	$0.09	$0.05	$0.05

	Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(in thousands, except per share amounts)
Total interest income	$4,451	$4,545	$4,509	$4,269
Total interest expense	2,151	2,014	1,960	1,920

Net interest income	2,300	2,531	2,549	2,349
Provision for loan losses	103	45	10	—

Net interest income after provision for loan losses	2,197	2,486	2,539	2,349
Total non-interest income	488	487	438	392
Total non-interest expense	2,114	2,094	2,164	2,274

Income before income taxes	571	879	813	467
Income taxes	194	299	267	151

Net Income	$377	$580	$546	$316

Basic earnings per share since conversion	$0.06	$0.09	$0.09	N/A	(1)

(1)	N/A – Earnings per share for the quarter ended March 31, 2006 was not applicable because the Company completed its offering on April 3, 2006.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 20—Treasury Stock

During the year ended December 31, 2007, the Company repurchased 188,829 shares of common stock at an average cost of $11.73 per share. 184,705 shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 4,124 shares were repurchased from the trustee of the RRP. As of December 31, 2007, there were 105,418 shares remaining to be repurchased under the existing stock repurchase program.

Note 21—Subsequent Events

On January 23, 2008, the Board of Directors declared a quarterly dividend of $0.04 per share on Lake Shore Bancorp, Inc.’s common stock. The dividend was payable to shareholders of record as of February 4, 2008, and was paid on February 15, 2008. Lake Shore, MHC, which owned 56.6% of the Company’s outstanding common stock as of December 31, 2007, elected to waive its right to receive cash dividends of approximately $472,000 for the year ending December 31, 2007. Lake Shore, MHC has waived approximately $581,000 of cash dividends cumulatively as of December 31, 2007. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

During the quarter ended March 31, 2007, the Company repurchased 29,900 shares of common stock at an average cost of $10.12 per share, pursuant to the Company’s publicly announced common stock repurchase program.