Form 10-Q
period 2008-03-31
Lake Shore Bancorp, Inc.
filed 2008-05-15
CIK 1341318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated file	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock ($0.01 par value) 6,393,771 outstanding shares as of April 30, 2008.

PART I

Item 1.	Financial Statements

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2008	December 31, 2007
	(Unaudited)
	(In Thousands, except per share data)
ASSETS
Cash and due from banks	$7,004	$7,379
Interest bearing deposits	2,967	2,671
Federal funds sold	5,619	41

Cash and Cash Equivalents	15,590	10,091

Securities available for sale	106,042	105,922
Federal Home Loan Bank stock, at cost	3,080	3,081
Loans receivable, net of allowance for loan losses 2008 $1,142; 2007 $1,226	222,337	218,711
Premises and equipment, net	6,890	6,923
Accrued interest receivable	1,506	1,494
Bank owned life insurance	10,269	10,166
Other assets	2,376	1,413

Total Assets	$368,090	$357,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Interest bearing	$230,385	$221,507
Non-interest bearing	19,869	19,321

Total Deposits	250,254	240,828

Short-term borrowings	10,805	18,505
Long-term debt	45,620	37,940
Advances from borrowers for taxes and insurance	1,970	2,669
Other liabilities	5,160	4,394

Total Liabilities	$313,809	$304,336

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 6,393,771 outstanding at March 31, 2008 and 6,612,500 shares issued and 6,423,671 outstanding at December 31, 2007, respectively	$66	$66
Additional paid-in capital	27,680	27,653
Treasury stock, at cost (218,729 shares at March 31, 2008 and 188,829 shares at December 31, 2007)	(2,517)	(2,215)
Unearned shares held by ESOP	(2,366)	(2,388)
Unearned shares held by RRP	(1,320)	(1,367)
Retained earnings	32,090	31,534
Accumulated other comprehensive income	648	182

Total Stockholders’ Equity	54,281	53,465

Total Liabilities and Stockholders’ Equity	$368,090	$357,801

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(In Thousands, except per share data)
INTEREST INCOME
Loans, including fees	$3,748	$3,202
Investment securities, taxable	1,162	1,152
Investment securities, tax-exempt	113	74
Other	18	70

Total Interest Income	5,041	4,498

INTEREST EXPENSE
Deposits	1,645	1,723
Short-term borrowings	134	149
Long-term debt	470	320
Other	30	30

Total Interest Expense	2,279	2,222

Net Interest Income	2,762	2,276

PROVISION FOR LOAN LOSSES	—	45

Net Interest Income after Provision for Loan Losses	2,762	2,231

NON-INTEREST INCOME
Service charges and fees	448	342
Earnings on bank owned life insurance	103	102
Other	39	26

Total Non-Interest Income	590	470

NON-INTEREST EXPENSES
Salaries and employee benefits	1,348	1,304
Occupancy and equipment	341	349
Data processing	136	113
Advertising	102	42
Postage and supplies	67	68
Professional services	287	259
Other	207	206

Total Non-Interest Expenses	2,488	2,341

Income before Income Taxes	864	360

INCOME TAXES	206	62

Net Income	$658	$298

Basic earnings per common share	$0.11	$0.05

Diluted earnings per common share	$0.11	$0.05

Dividends declared per share	$0.04	$0.03

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2008 and 2007 (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In Thousands, except per share data)
BALANCE – DECEMBER 31, 2006	$66	$27,537	$—	$(2,473)	$(1,565)	$30,063	$119	$53,747

Net income	—	—	—	—	—	298	—	298
Comprehensive income:
Change in unrealized net gains on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	72	72

TOTAL COMPREHENSIVE INCOME								370

ESOP shares earned (1,984 shares)	—	3	—	22	—	—	—	25
Stock based compensation	—	34	—	—	—	—	—	34
RRP shares earned (3,642 shares)	—	(7)	—	—	49	—	—	42
Cash dividends declared ($0.03 per share)	—	—	—	—	—	(82)	—	(82)

BALANCE – MARCH 31, 2007	$66	$27,567	$—	$(2,451)	$(1,516)	$30,279	$191	$54,136

Balance – December 31, 2007	$66	$27,653	$(2,215)	$(2,388)	$(1,367)	$31,534	$182	$53,465
Net income	—	—	—	—	—	658	—	658
Comprehensive income:
Change in unrealized net gains on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	466	466

TOTAL COMPREHENSIVE INCOME								1,124

ESOP shares earned ( 1,984 shares)	—	(3)	—	22	—	—	—	19
Stock based compensation	—	36	—	—	—	—	—	36
RRP shares earned ( 3,552 shares)	—	(6)	—	—	47	—	—	41
Purchase of treasury stock, at cost (29,900 shares)	—	—	(302)	—	—	—	—	(302)
Cash dividends declared ($0.04 per share)	—	—	—	—	—	(102)	—	(102)

BALANCE – MARCH 31, 2008	$66	$27,680	$(2,517)	$(2,366)	$(1,320)	$32,090	$648	$54,281

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited) (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$658	$298
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities premium	(20)	1
Provision for loan losses	—	45
Depreciation and amortization	134	140
Earnings on bank owned life insurance	(103)	(102)
ESOP shares committed to be released	19	25
Stock based compensation expense	77	76
(Increase) decrease in accrued interest receivable	(12)	18
Increase in other assets	(856)	(218)
Increase (decrease) in other liabilities	610	(342)

Net Cash Provided by (Used in) Operating Activities	507	(59)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Maturities, prepayments and calls	4,269	4,128
Purchases	(3,629)	(3,203)
Purchases of Federal Home Loan Bank Stock	(737)	(68)
Redemptions of Federal Home Loan Bank Stock	738	101
Proceeds from sales of loans	2	—
Loan origination and principal collections, net	(3,853)	(453)
Additions to premises and equipment	(101)	(3)

Net Cash Provided by (Used in) Investing Activities	(3,311)	502

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	9,426	(806)
Net decrease in advances from borrowers for taxes and insurance	(699)	(789)
Net increase (decrease) in short-term borrowings	(7,700)	400
Proceeds from issuance of long-term debt	13,300	—
Repayment of long-term debt	(5,620)	(1,130)
Purchase of Treasury Stock	(302)	—
Cash dividends paid	(102)	(82)

Net Cash Provided by (Used in) Financing Activities	8,303	(2,407)

Net Increase (Decrease) in Cash and Cash Equivalents	5,499	(1,964)
CASH AND CASH EQUIVALENTS – BEGINNING	10,091	18,682

CASH AND CASH EQUIVALENTS – ENDING	$15,590	$16,718

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,267	$2,211

Income taxes paid	$1	$540

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$307	$34

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

The interim financial statements included herein as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2008.

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

NOTE 2 – DERIVATIVE INSTRUMENTS

In August 2006, the Company entered into a derivative contract as part of its risk management strategy to protect against market fluctuations in interest rates. An interest rate floor was purchased for $221,000 to protect against a decline in the prime rate earned on a $10 million notional amount of adjustable rate loans within our loan portfolio. The term of the interest rate floor product is 60 months. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to account for this transaction. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivatives qualify as a hedge. If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income. The Company did not elect to use hedge accounting for this transaction. The interest rate floor is recorded in Other Assets in the Consolidated Statement of Financial Condition and the change in fair value is recorded in Loan Interest Income on the Consolidated Statement of Income. As of March 31, 2008 and March 31, 2007, the fair market value of the interest rate floor was $846,000 and $229,000, respectively, resulting in $326,000 of interest income for the three months ended March 31, 2008 and $9,000 of interest income for the three months ended March 31, 2007.

NOTE 3 – ADOPTION OF NEW ACCOUNTING STANDARDS

The Company adopted FASB Statement No. 157 “Fair Value Measurements” (SFAS 157) effective January 1, 2008, for financial assets and liabilities that are measured and reported at fair value. There was no impact from the adoption of SFAS 157 on the amounts reported in the consolidated financial statements. The primary impact of SFAS 157 on the Company was to expand required disclosures pertaining to the methods used to determine fair values. See Note 9 for further details.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008, but the Company elected not to adopt this statement.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. There was no impact on adopting EITF 06-11 on the Company’s consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 151” was issued in December 31, 2007. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Note 5 – COMPREHENSIVE INCOME

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

The components of other comprehensive income and related tax effects for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Unrealized holding gains on securities available for sale	$740	$116
Reclassification adjustment for (gains) losses realized in income	—	—

Net Unrealized Gains	740	116
Income tax effect	(274)	(44)

Net of Tax Amount	$466	$72

NOTE 6 – EARNINGS PER SHARE

Earnings per share is calculated for the three month periods ending March 31, 2008 and 2007, respectively. Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.

The difference between the common shares issued and the common shares outstanding, for the purposes of calculating basic earnings per share, is a result of the unallocated shares held by the Company’s employee stock ownership plan (the “ESOP”), restricted stock shares, and treasury stock. The Company utilized $2.6 million to extend a loan to the ESOP. As of March 31, 2008, the ESOP had used $2.6 million in loan proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.

Basic and diluted earnings per share (“EPS”) was calculated as follows:

	Three Months ending March 31, 2008	Three Months ending March 31, 2007
Numerator – net income	$658,000	$298,000
Denominators:
Basic weighted average shares outstanding	6,094,901	6,268,091
Increase in weighted average shares outstanding due to: (1)
Stock options	—	—
Unvested restricted stock awards	—	4,688

Diluted shares outstanding	6,094,901	6,272,779

Earnings per share:
Basic	$0.11	$0.05
Diluted	$0.11	$0.05

(1)	Stock options to purchase 227,888 shares under the Stock Option Plan at $11.50 and to purchase restricted unvested shares of 98,679 under the RRP plan were outstanding during the three months ending March 31, 2008, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Stock options to purchase 241,546 shares under the Stock Option Plan at $11.50 were outstanding during the three months ending March 31, 2007, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

The following commitments to extend credit were outstanding:

	Contract Amount
	March 31, 2008	December 31, 2007
	(In Thousands)
Commitments to grant loans	$13,861	$5,037
Unfunded commitments under lines of credit	$21,493	$21,256

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At March 31, 2008 and December 31, 2007, the Company’s fixed rate loan commitments totaled $11.6 million and $3.7 million, respectively. The range of interest rates on these fixed rate commitments was 4.75% to 8.50% at March 31, 2008.

NOTE 8 – STOCK-BASED COMPENSATION

As of March 31, 2008, the Company had three stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with SFAS 123R, “Share Based Payment.” The compensation cost that has been charged under salary and benefits expense in the other non-interest expense section of the consolidated statements of income for these plans was $96,000 for the three months ending March 31, 2008 and $101,000 for the three months ended March 31, 2007.

Stock Option Plan

The Company’s 2006 Stock Option Plan (the “Stock Option Plan”), which was approved by the Company’s shareholders, permits the grant of options to its employees and non-employee directors for up to 297,562 shares of common stock. On November 15, 2006, the Board of Directors granted stock options exercisable into 241,546 shares of common stock to members of management and non-employee directors. Both incentive stock options and non-qualified stock options may be granted under the Stock Option Plan. The exercise price of each stock option equals the market price of the Company’s stock on the date of grant and the maximum term is ten years. The stock options generally vest over a five year period.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.04%; expected volatility of 9.64%; risk-free interest rate of 4.617%; and expected life of 10 years.

A summary of the status of the Stock Option Plan as of March 31, 2008 and 2007 is presented below:

	March 31, 2008			March 31, 2007
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	241,546	$11.50		241,546	$11.50
Granted	—	—		—	—
Forfeited	13,658	$11.50		—	—

Outstanding at end of quarter	227,888	$11.50	8 years	241,546	$11.50	9 years

Options exercisable at end of quarter	48,319	$11.50		—

Fair value of options granted	$3.27			$3.27

At March 31, 2008, stock options outstanding did not have an intrinsic value (as the stock price on that date was below the exercise price) and 69,674 options remain available for grant under the stock option plan. Compensation expense amounted to $36,000 for the three months ended March 31, 2008 and $34,000 for the three months ended March 31, 2007 based on the vesting of 11,165 and 10,555 stock options, respectively, through those dates. At March 31, 2008, $550,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 45 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (the “RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards to employees and non-employee directors for up to 119,025 shares of common stock. On November 15, 2006, the Board of Directors granted awards for an aggregate of 83,305 shares under the RRP to members of management and non-employee directors. Awards vest at a rate of 20% per year with the first vesting period ending December 31, 2007. The fair value of the awards on the grant date was $11.50. As of March 31, 2008, there were 16,665 shares vested and distributed to eligible participants. Compensation expense amounted to $41,000 for the three months ended March 31, 2008 based on the vesting of 3,552 shares and $42,000 for the three months ended March 31, 2007 based on the vesting of 3,642 shares. At March 31, 2008, $616,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 45 months.

Employee Stock Ownership Plan

The Company established the ESOP for the benefit of eligible employees of the Company and the Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service. As of March 31, 2008, there were 15,870 allocated shares and 222,180 unallocated shares compared to 7,935 allocated shares and 230,115 unallocated shares at March 31, 2007. The ESOP compensation expense was $19,000 for the three months ending March 31, 2008 based on 1,984 shares earned and $25,000 for the three months ending March 31, 2007 based on 1,984 shares earned.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument, including judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates as provided by the company’s custody agent and investment advisor. Prices obtained from these sources include market quotations.

As discussed in Note 3, the Company adopted SFAS 157 effective January 1, 2008. SFAS 157 established a fair value hierarchy that prioritized the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date of identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements at March 31, 2008
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
Securities available for sale	$106,042	$—	$106,042	$—
Interest rate floor	846	—	846	—

Total	$106,888	$—	$106,888	$—

Nonrecurring Fair Value Changes

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The Level 3 disclosures shown below represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the present value of expected future cash flows, which often results in significant management assumptions and input with respect to the determination of fair value. There were no realized or unrealized gains or losses relating to Level 3 financial assets and liabilities measured on a nonrecurring basis for the three months ended March 31, 2008.

		Fair Value Measurements – Nonrecurring at March 31, 2008
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$86	$—	$—	$86

Impaired loans, which are measured using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $107,000, with a valuation allowance of $21,000, resulting in additional provision for loan losses of $0 for the three months ended March 31, 2008.

The Company’s adoption of SFAS 157 applies only to its financial instruments required to be reported at fair value. The adoption did not apply to those non-financial assets and non-financial liabilities for which the adoption was delayed until January 1, 2009 in accordance with FSP FAS 157-2.

Fair value methods and assumptions are set forth below for each type of financial instrument.

Securities available for sale

Fair value on available for sale securities were based upon a market approach. Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers.

Interest rate floor

The carrying amount of the interest rate floor approximates fair value. Fair value of the interest rate floor is provided by a third party and is derived from proprietary models based upon well recognized financial principles and reasonable estimates about relevant future market conditions. Interest rate floor products are not actively traded, and fair market values do not indicate potential amount received if sold.

Impaired loans

Fair value on impaired loans is based on recent appraisal of related collateral and current market conditions.

NOTE 10 – TREASURY STOCK

During the quarter ended March 31, 2008, the Company repurchased 29,900 shares of common stock at an average cost of $10.12 per share. The 29,900 shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of March 31, 2008, there were 75,518 shares remaining to be repurchased under the existing stock repurchase program.

NOTE 11 – SUBSEQUENT EVENTS

On April 9, 2008, the Board of Directors declared a quarterly dividend of $0.05 per share on the Company’s common stock, payable on May 15, 2008 to shareholders of record as of May 2, 2008. Lake Shore, MHC, which owns 56.9% of the Company’s outstanding common stock elected to waive its right to receive cash dividends of approximately $145,000 for the three month period ending March 31, 2008. Lake Shore, MHC has waived approximately $726,000 of cash dividends cumulatively as of March 31, 2008. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

The following factors, including the factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2008 compared to the financial condition as of December 31, 2007 and the consolidated results of operations for the three months ended March 31, 2008 and 2007.

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

Branching. In 2003, we opened branch offices in Orchard Park and East Amherst, New York. These offices have generated deposits of $27.5 million and $19.0 million as of March 31, 2008, respectively. We also opened a branch office in Hamburg, New York in December 2005, which has generated deposits of $13.2 million as of March 31, 2008. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield, in Chautauqua County, New York and in East Amherst, Hamburg and Orchard Park in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending. Historically, our lending portfolio has been composed predominantly of residential mortgage loans. At March 31, 2008 and December 31, 2007, we held $161.0 million and $157.8 million of residential mortgage loans, respectively, which constituted 72.6% and 72.4% of our total loan portfolio, at such respective dates. We also originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At March 31, 2008 and December 31, 2007, our commercial real estate loan portfolio consisted of loans totaling $20.5 million and $20.4 million respectively, or 9.3% and 9.4%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At March 31, 2008 and December 31, 2007, our commercial loan portfolio consisted of loans totaling $8.2 million, or 3.7% and 3.8%, respectively, of total loans. Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans. We will sell loans when appropriate and will retain servicing rights to those loans. We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent. Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. At March 31, 2008 and December 31, 2007, our investment securities totaled $109.1 million and $109.0 million, respectively.

Treasury Yield Curve. As with all community banks, we face a challenge in monitoring our interest rate risk. Banks generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped. As of December 31, 2006, the treasury yield curve was inverted, with the federal funds rate and short-term treasury bill rates higher than rates on long-term treasury bills. On July 1, 2007, the yield curve was virtually flat at 5%. During the third and fourth quarters of 2007, the Federal Reserve cut the federal funds rate by 100 basis points to 4.25%. As of March 31, 2008, the federal fund rate was 2.25%. These actions, combined with potential additional reductions in the federal funds rate, continued weakness in the housing market, credit concerns over sub-prime loan defaults, and concern over downgrades to bond insurers has caused the treasury yield curve to shift. Rates on short-term treasury bills and rates on intermediate-term treasury bills have dropped significantly. As a result, the yield curve now has a positive slope. For example, the yield on the two year Treasury note declined from 4.58% as of March 31, 2007 to 1.58% as of March 31, 2008. The yield on the 10 year Treasury note declined from 4.64% as of March 31, 2007 to 3.41% as of March 31, 2008. However, because of credit concerns over mortgage related securities, the yield spread for mortgage securities widened over Treasury bonds. For example, on March 31, 2007, we offered a 30 year fixed rate mortgage at 6.00%. On March 31, 2008, the rate we offered on this loan type was 5.875%, a decline of only 12.5 basis points. Given the changes to the treasury yield curve and spread relationships, our net interest margin could improve if our funding costs decline and if interest rates on loans remain relatively unchanged.

The changes to the yield curve in 2007 carried over into 2008 and will allow us to re-price some of our short term borrowings to lower interest rates and allow us to reduce the interest rates we offer on our certificates of deposit, which may increase our net interest margin. If we reduce rates on our deposit products, our deposit balances may decrease, which may require us to utilize other funding sources.

We anticipated that the housing crisis would create credit problems for the economy, so we conservatively managed our credit risk. We remain free of exposure to the credit problems that are affecting many lenders. Our strategy to improve interest income was to increase our interest rate risk exposure. To mitigate the risk of falling interest rates on our adjustable rate home equity and commercial loans, we purchased an interest rate floor product during August 2006 on a notional principal amount of $10 million. This product allows us to receive payments if the prime rate drops below 8%. The prime rate as of March 31, 2008 was 5.25%. As a result, we now receive payments on the interest rate floor product, which will partially offset the expected reduction in loan interest income on adjustable rate loans that are tied to the prime rate. The interest rate floor expires on August 11, 2011. Refer to Note 2 in the Notes to our Consolidated Financial Statements for more information.

We believe the cumulative impact of the strategies we elected to pursue will improve our earnings in a lower interest rate environment.

We employ a third party financial advisor to assist us in managing our investment portfolio and developing balance sheet strategies. At March 31, 2008 and December 31, 2007, we had $106.0 and $105.9 million, respectively, invested in securities available for sale, the majority of which are mortgage-backed, asset-backed and municipal securities. We do not own any collateralized debt obligations (CDOs).

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

These critical policies and their application are reviewed periodically by our Audit Committee and our Board of Directors. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in the notes to the consolidated financial statements of our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2007 to better understand how our financial performance is reported.

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

Average Balances, Interest and Average Yields. The following table set forth certain information relating to our average balance sheets and reflects the average yield on interest-earnings assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual loans. Interest income on securities does not include a tax equivalent adjustment for bank qualified municipals.

	At March 31, 2008		For the Three Months ended March 31, 2008			For the Three Months ended March 31, 2007
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold & other interest-bearing deposits	$8,586	2.75%	$4,619	$18	1.56%	$6,807	$70	4.11%
Securities	109,122	4.67%	108,441	1,275	4.70%	110,026	1,226	4.46%
Loans	222,337	6.74%	219,817	3,748	6.82%	205,418	3,202	6.24%

Total interest-earning assets	340,045	5.93%	332,877	5,041	6.06%	322,251	4,498	5.58%
Other assets	28,045		27,330			25,824

Total assets	$368,090		$360,207			$348,075

Interest-bearing liabilities:
Demand and NOW accounts	$34,832	0.55%	$34,954	$48	0.55%	$36,766	$61	0.66%
Money market accounts	24,530	1.09%	23,099	67	1.16%	24,906	81	1.30%
Savings accounts	26,219	0.50%	25,458	33	0.52%	26,136	32	0.49%
Time deposits	144,804	4.14%	138,540	1,497	4.32%	142,047	1,549	4.36%
Borrowed funds	56,425	4.28%	58,571	604	4.12%	42,884	469	4.37%
Other interest-bearing liabilities	1,377	8.71%	1,380	30	8.70%	1,402	30	8.56%

Total interest bearing liabilities	288,187	3.16%	282,002	2,279	3.23%	274,141	2,222	3.24%

Other non-interest bearing liabilities	25,622		24,044			19,856
Stockholders’ equity	54,281		54,161			54,078

Total liabilities and stockholders’ equity	$368,090		$360,207			$348,075

Net interest income				$2,762			$2,276

Interest rate spread					2.83%			2.34%
Net interest margin					3.32%			2.83%

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

	Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$(34)	$(18)	$(52)
Securities	67	(18)	49
Loans deposits, including fees	313	233	546

Total interest-earning assets	346	197	543

Interest-bearing liabilities:
Demand and NOW accounts	(10)	(3)	(13)
Money market accounts	(8)	(6)	(14)
Savings accounts	2	(1)	1
Time deposits	(14)	(38)	(52)

Total deposits	(30)	(48)	(78)
Borrowed funds	(28)	163	135

Total interest-bearing liabilities	(58)	115	57

Net change in interest income	$404	$82	$486

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

However, beginning September 2007, interest rates began to decrease. In a decreasing interest rate environment, our earnings may increase if long-term interest-earning assets do not reprice and interest rates on short-term deposits begin to decrease.

For the three months ended March 31, 2008, the average yield/rate on our loan and investment portfolios was 6.82% and 4.70%, respectively, in comparison to rates of 6.24% and 4.46%, respectively, for the three months ended March 31, 2007. The increase in yield on our loan portfolio during the 3 months ended March 31, 2008 in comparison to the same period in the prior year is partially due to a $326,000 gain on fair market value of our interest rate floor product during the quarter ended March 31, 2008. This gain is recorded as an increase to loan interest income. The interest rate floor added 59 basis points to the yield on loan portfolio in the quarter ended March 31, 2008. Otherwise the average yield/rate on the loan portfolio would have been 6.23% during this period. Overall, the average yield/rate on our interest earning assets has increased by 0.48% for the three months ended March 31, 2008 in comparison to the three months ended March 31, 2007. For the three months ended March 31, 2008 the average yield/rate on our borrowings had decreased from 4.37% to 4.12%.

Our interest rate spread for the three months ended March 31, 2008 was 2.83%, which was a 0.49% increase in comparison to the three months ended March 31, 2007. Our net interest margin was 3.32% and 2.83% as of March 31, 2008 and 2007, respectively.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets at March 31, 2008 were $368.1 million, an increase of $10.3 million from $357.8 million at December 31, 2007. The increase in total assets is primarily due to an increase in federal funds sold of $5.6 million and a $3.6 million increase in loans receivable, net.

Cash and cash equivalents increased by $5.5 million from $10.1 million as of December 31, 2007 to $15.6 million as of March 31, 2008. The increase is attributable to a $5.6 million increase in federal funds sold. Federal funds sold increased due to an increase in total deposits. For the three months ended March 31, 2008, we had an overall net increase in total deposits of $9.4 million. As of March 31, 2008 we had not yet utilized the additional deposits for loan originations or invested the proceeds in available for sale securities.

Loans receivable, net increased by $3.6 million to $222.3 million at March 31, 2008 from $218.7 million at December 31, 2007. The table below shows the changes in loan volume by loan type between December 31, 2007 and March 31, 2008:

	March 31,	December 31,	Change
	2008	2007	$	%
	(in thousands)
Real Estate Loans:
Residential, 1-4 Family	$160,959	$157,834	$3,125	1.98%
Home Equity	26,734	26,569	165	0.62%
Commercial	20,546	20,394	152	0.75%
Construction	2,693	2,775	(82)	(2.95)%

Total Real Estate Loans	210,932	207,572	3,360	1.62%

Commercial Loans	8,175	8,246	(71)	(.86)%
Consumer Loans	2,494	2,306	188	8.15%

Total Gross Loans	221,601	218,124	3,477	1.59%
Allowance for Loan Losses	(1,142)	(1,226)	(84)	(6.85)%
Net deferred loan costs	1,878	1,813	65	3.59%

Loans receivable, net	$222,337	$218,711	$3,626	1.66%

The increase in 1-4 family residential loans is due to increased loan originations in this area during the three month period ending March 31, 2008. Residential mortgage loans and commercial real estate loans represented 72.6% and 9.3%, respectively, of the loan portfolio at March 31, 2008. We do not carry any “sub-prime” loans in our mortgage portfolio.

The table below shows changes in deposit volumes by type of deposit between December 31, 2007 and March 31, 2008:

	March 31,	December 31,	Change
	2008	2007	$	%
	(in thousands)
Demand Deposits:
Non-interest bearing	$19,869	$19,321	$548	2.84%
Interest bearing	34,832	37,934	(3,102)	(8.18)%
Money market	24,530	23,202	1,328	5.72%
Savings	26,219	25,282	937	3.71%
Time deposits	144,804	135,089	9,715	7.19%

Total Deposits	$250,254	$240,828	$9,426	3.91%

The overall increase in time deposits may be attributed to our ability to offer or match competitive rates in our market area.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, remained constant at $56.4 million at December 31, 2007, and March 31, 2008. Short-term borrowings decreased $7.7 million from $18.5 million at December 31, 2007 to $10.8 million at March 31, 2008, while long-term borrowings increased $7.7 million from $37.9 million at December 31, 2007 to $45.6 million at March 31, 2008. The Company projected that interest rates would decrease and waited before shifting certain short-term borrowings to a long-term borrowing, to take advantage of lower borrowing costs.

Total stockholders’ equity increased by $816,000 from $53.5 million at December 31, 2007 to $54.3 million at March 31, 2008. The increase in total stockholders’ equity was primarily due to net income of $658,000 for the three months ending March 31, 2008, partially offset by the purchase of $302,000 in outstanding common stock under our stock repurchase plan during the first quarter of 2008. Stockholders’ equity was also affected by an increase in the net of tax unrealized gains on securities available for sale of $466,000 in the first quarter of 2008. Dividends declared and paid in the first quarter of 2008 reduced stockholders’ equity by $102,000 and stock-based compensation expenses increased stockholders’ equity by $96,000.

Comparison of Results of Operations for the Three Months Ended March 31, 2008 and 2007

General. Net income was $658,000 for the three months ended March 31, 2008 an increase of $360,000, or 120.8%, compared to net income of $298,000 for the three months ended March 31, 2007. The increase in net income is attributed to an increase in net interest income of $486,000 and non-interest income of $120,000 for the three months ended March 31, 2008 when compared to the same period in 2007. These increases were partially offset by both an increase in non-interest expense of $147,000 and income tax expense of $144,000. Earnings per share were $0.11 for the three months ended March 31, 2008 and $0.05 for the three months ended March 31, 2007.

Interest Income. Interest income increased $543,000, or 12.1%, from $4.5 million for the three months ended March 31, 2007 to $5.0 million for the three months ended March 31, 2008. Loan interest income increased by $546,000, or 17.1%, from $3.2 million for the three months ended March 31, 2007 to $3.7 million for the three months ended March 31, 2008. The increase in loan interest income is primarily due to a $326,000 gain on the fair value of our interest rate floor derivative product during the three months ending March 31, 2008 compared to a gain of $9,000 on the product for the same period in 2007. The remaining increase in interest income is attributable to an increase in average balance and average yield on our loan portfolio. The average balance on our loan portfolio increased $14.4 million from an average balance of $205.4 million for the three months ended March 31, 2007 to an average balance of $219.8 million for the three months ended March 31, 2008. The average yield on our loan portfolio was 6.24% and 6.82% for the three months ended March 31, 2007 and 2008, respectively. Investment interest income increased by $49,000, or 4.0%, from $1.2 million for the quarter ended March 31, 2007 to $1.3 million for the quarter ended March 31, 2008. The investment portfolio had an average balance of $108.0 million and an average yield of 4.70% for the quarter ended March 31, 2008 compared to an average balance of $110.0 million and an average yield of 4.46% for the quarter ended March 31, 2007. Other interest income decreased by $52,000, or 74.3%, from $70,000 for the quarter ended March 31, 2007 to $18,000 for the quarter ended March 31, 2008. This decrease is attributed to the decrease in the average balance and related yields of federal funds sold and other interest bearing deposits from $6.8 million for the quarter ended March 31, 2007 to $4.6 million for the quarter ended March 31, 2008.

Interest Expense. Interest expense increased by $57,000, or 2.6%, from $2.2 million for the three months ended March 31, 2007 to $2.3 million for the three months ended March 31, 2008. The interest paid on deposits decreased by $78,000 from $1.7 million for the three months ended March 31, 2007 to $1.6 million for the three months ended March 31, 2008. This was due to a decrease in the average rate paid on interest-bearing deposits from 3.00% for the three months ended March 31, 2007 to 2.96% for the three months ended March 31, 2008 and due to the decease in the average balance of interest bearing deposits from $229.9 million for the quarter ending March 31, 2007 to $222.1 million for the quarter ending March 31, 2008. The interest expense related to advances from the Federal Home Loan Bank of New York increased by $135,000, or 28.8%, from $469,000 for the three months ended March 31, 2007 to $604,000 for the three months ended March 31, 2008. The average balance on these borrowings increased $15.7 million from $42.9 million for the quarter ended March 31, 2007 to $58.6 million for the quarter ended March 31, 2008. The average cost of borrowings decreased from 4.37% for the three months ending March 31, 2007 to 4.12% for the three months ending March 31, 2008.

Provision for Loan Losses. For the three months ended March 31, 2008 and 2007, a provision for loan losses of $0 and $45,000 was recorded, respectively. A provision for loan losses was not deemed necessary during the three months ended March 31, 2008 based on management’s evaluation of various factors, including trends in loan volume, type and volume of loans, and collection efforts. Management will continue to evaluate its allowance for loan losses on a quarterly basis.

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

Non-interest Income. For the three months ended March 31, 2008, non-interest income, which is a total of service charges and fees, earnings on bank-owned life insurance, and other income totaled $590,000, which was an increase of $120,000 in comparison to the corresponding period in the prior year. Service charges and fees increased $106,000 for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. The increase is attributed to $95,000 of increased earnings on fee income due to implementation of increased fees after the first quarter of 2007 and implementation of a new fee-based service in February 2008.

Non-interest Expense. Non-interest expense increased by $147,000, or 6.28% from $2.3 million for the three months ended March 31, 2007 to $2.5 million for the three months ended March 31, 2008. Non-interest expense includes the expense of salaries and employee benefits, occupancy and equipment, data processing and other items not related to expenses on deposits or borrowings. Salaries and employee benefits increased by $44,000, or 3.37%, in the first quarter of 2008 compared to the same period of 2007, primarily due to an annual increase in wages paid to employees and officers. Professional service fees increased by $28,000, or 11.0%, in the first quarter of 2008 compared to the same period of 2007, primarily due to consultant fees for a fee income enhancement project and for a marketing survey. Advertising expense increased by $60,000 during the current quarter, in comparison to the same quarter last year, due to targeted efforts to advertise mortgage loan products to new and existing customers in the Company’s market area during the quarter ended March 31, 2008.

Income Tax Expense. Income taxes increased by $144,000, or 232.3%, from $62,000 for the three months ended March 31, 2007 to $206,000 for the three months ended March 31, 2008. The increase in income tax is largely attributed to higher income before taxes in the first quarter of 2008 as compared to the same quarter in 2007. During the quarter ended March 31, 2008, our tax-exempt income on our municipal bond portfolio and bank-owned life insurance also increased. However, the increase in tax-exempt income and bank-owned life insurance decreased as a percentage of pre-tax income in comparison to the quarter ended March 31, 2007. As a result, our effective tax rate increased from 17.2% for the three months ending March 31, 2007 to 23.8% for the three months ending March 31, 2008.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which as of July 31, 2007 allowed us to borrow up to $31.5 million on an overnight line of credit and $31.5 million on a one-month overnight repricing line of credit. We had no borrowings through either of these agreements as of March 31, 2008 and 2007. We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans. At March 31, 2008, we had outstanding advances on this agreement totaling $56.4 million.

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

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities. For the three months ended March 31, 2008 and 2007, we originated loans of approximately $12.5 million and $7.8 million, respectively. Purchases of investment securities totaled $3.6 million in the three months ended March 31, 2008 and $3.2 million in the three months ended March 31, 2007.

At March 31, 2008, we had loan commitments to borrowers of approximately $13.9 million and overdraft lines of protection and unused home equity lines of credit of approximately $21.5 million.

Total deposits were $250.3 million at March 31, 2008, as compared to $240.8 million at December 31, 2007. Time deposit accounts scheduled to mature within one year were $127.7 million at March 31, 2008. The increase in total deposits occurred as a result of offering and matching competitive rates in our market area. We anticipate that a significant portion of the time deposits that are scheduled to mature within one year will remain with us.

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

Loans Past Due and Non-performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $1.8 million at March 31, 2008 and $1.7 million at December 31, 2007.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At March 31, 2008	At December 31, 2007
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
One-to-four family	$234	$209
Construction	—	—
Commercial real estate	159	208
Home equity loans and lines of credit	165	65
Other loans:
Commercial loans	—	85
Consumer loans	1	—

Total	$559	$567

Loans accounted for on a nonaccrual basis:
Mortgage loans on real estate:
One-to-four family	$781	$918
Construction	—	—
Commercial real estate	150	107
Home equity loans and lines of credit	41	42
Other loans:
Commercial loans	22	—
Consumer loans	8	10

Total non-accrual loans	1,002	1,077

Total nonperforming loans	1,561	1,644

Foreclosed real estate	260	61
Restructured loans	—	—

Total nonperforming assets	$1,821	$1,705

Ratios:
Nonperforming loans as a percent of total net loans:	0.70%	0.75%
Nonperforming assets as a percent of total assets:	0.49%	0.48%

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or For the Three Months Ended March 31,	At or For the Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Balance at beginning of period:	$1,226	$1,257
Provision for loan losses	—	105

Charge-offs:
Mortgage loans on real estate:
One-to-four family	82	25
Construction loans	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	80
Other loans:
Commercial loans	—	19
Consumer loans	2	15

Total charge-offs	84	139

Recoveries:
Mortgage loans on real estate:
One-to-four family	—	—
Construction	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	—
Other loans:
Commercial loans	—	—
Consumer loans	—	3

Total recoveries	—	3

Net charge-offs	84	136

Balance at end of period	$1,142	$1,226

Average loans outstanding	$219,817	$210,610
Ratio of net charge-offs to average loans outstanding	0.04%	0.06%

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 7 of the Notes to Consolidated Financial Statements for a summary of loan commitments outstanding as of March 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management of Market Risk

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at March 31, 2008 from the information presented in the Company’s Form 10-K for the year ended December 31, 2007.

Item 4T.	Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2008, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended March 31, 2008:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2008 through January 31, 2008	—	—	—	105,418

February 1, 2008 through February 29, 2008	12,900	$10.08	12,900	92,518

March 1, 2008 through March 31, 2008	17,000	$10.14	17,000	75,518
Total	29,900	$10.12	29,900	75,518

(1)	On November 16, 2007, the Company announced that the Board of Directors had approved it’s second stock repurchase plan pursuant to which the Company could repurchase up to 141,342 shares of its outstanding common stock. This amount represented 5% of the Company’s outstanding stock not owned by Lake Shore, MHC. The repurchase plan does not have an expiration date.

Item 6.	Exhibits

3.1	Charter of Lake Shore Bancorp, Inc.[1]

3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[2]

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
1	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).
2	Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

/s/ David C. Mancuso
May 15, 2008	By:	David C. Mancuso
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Rachel A. Foley
May 15, 2008	By:	Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)