Form 10-Q
period 2008-06-30
Lake Shore Bancorp, Inc.
filed 2008-08-14
CIK 1341318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock ($0.01 par value) 6,352,698 outstanding shares as of July 31, 2008.

PART I

Item 1.	Financial Statements

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2008	December 31, 2007
	(Unaudited) (In Thousands, except per share data)
ASSETS
Cash and due from banks	$6,155	$7,379
Interest bearing deposits	2,917	2,671
Federal funds sold	17,267	41

Cash and Cash Equivalents	26,339	10,091
Securities available for sale	108,662	105,922
Federal Home Loan Bank stock, at cost	3,034	3,081
Loans receivable, net of allowance for loan losses 2008 $1,280; 2007 $1,226	227,903	218,711
Premises and equipment, net	6,915	6,923
Accrued interest receivable	1,547	1,494
Bank owned life insurance	10,370	10,166
Other assets	2,775	1,413

Total Assets	$387,545	$357,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Interest bearing	$250,312	$221,507
Non-interest bearing	20,420	19,321

Total Deposits	270,732	240,828
Short-term borrowings	4,055	18,505
Long-term debt	51,100	37,940
Advances from borrowers for taxes and insurance	2,713	2,669
Other liabilities	6,388	4,394

Total Liabilities	$334,988	$304,336

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 6,367,698 outstanding at June 30, 2008 and 6,612,500 shares issued and 6,423,671 outstanding at December 31, 2007, respectively	$66	$66
Additional paid-in capital	27,705	27,653
Treasury stock, at cost (244,802 shares at June 30, 2008 and 188,829 shares at December 31, 2007)	(2,774)	(2,215)
Unearned shares held by ESOP	(2,345)	(2,388)
Unearned shares held by RRP	(1,279)	(1,367)
Retained earnings	31,026	31,534
Accumulated other comprehensive income	158	182

Total Stockholders’ Equity	52,557	53,465

Total Liabilities and Stockholders’ Equity	$387,545	$357,801

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited) (In Thousands, except per share data)
INTEREST INCOME
Loans, including fees	$3,214	$3,124	$6,962	$6,326
Investment securities, taxable	1,185	1,172	2,321	2,323
Investment securities, tax-exempt	122	89	235	163
Other	85	41	129	111

Total Interest Income	4,606	4,426	9,647	8,923

INTEREST EXPENSE
Deposits	1,632	1,753	3,277	3,476
Short-term borrowings	48	145	182	294
Long-term debt	491	320	961	639
Other	30	30	60	60

Total Interest Expense	2,201	2,248	4,480	4,469

Net Interest Income	2,405	2,178	5,167	4,454
PROVISION FOR LOAN LOSSES	150	—	150	45

Net Interest Income after Provision for Loan Losses	2,255	2,178	5,017	4,409

NON-INTEREST INCOME
Impairment charge on investment securities	(1,732)	—	(1,732)	—
Service charges and fees	519	360	967	701
Earnings on bank owned life insurance	101	103	204	205
Other	27	29	66	55

Total Non-Interest Income (Loss)	(1,085)	492	(495)	961

NON-INTEREST EXPENSES
Salaries and employee benefits	1,192	1,199	2,540	2,503
Occupancy and equipment	354	319	695	668
Professional services	309	346	596	605
Data processing	141	126	277	239
Advertising	84	67	186	108
Postage and supplies	61	58	128	126
Other	191	182	398	388

Total Non-Interest Expenses	2,332	2,297	4,820	4,637

Income (Loss) before Income Taxes	(1,162)	373	(298)	733
INCOME TAXES	(236)	71	(30)	133

Net Income (Loss)	$(926)	$302	$(268)	$600

Basic earnings (loss) per common share	$(0.15)	$0.05	$(0.04)	$0.10

Diluted earnings (loss) per common share	$(0.15)	$0.05	$(0.04)	$0.10

Dividends declared per share	$0.05	$0.03	$0.09	$0.06

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2008 and 2007 (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands, except per share data)
BALANCE – DECEMBER 31, 2006	$66	$27,537	$—	$(2,473)	$(1,565)	$30,063	$119	$53,747
Comprehensive income:
Net income	—	—	—	—	—	600	—	600
Other comprehensive loss	—	—	—	—	—	—	(501)	(501)

TOTAL COMPREHENSIVE INCOME								99

ESOP shares earned (3,968 shares)	—	6	—	43	—	—	—	49
Stock based compensation	—	69	—	—	—	—	—	69
RRP shares earned (7,321 shares)	—	(14)	—	—	98	—	—	84
Purchase of treasury stock, at cost (148,781 shares)	—	—	(1,852)	—	—	—	—	(1,852)
Cash dividends declared ($0.06 per share)	—	—	—	—	—	(164)		(164)

BALANCE – JUNE 30, 2007	$66	$27,598	$(1,852)	$(2,430)	$(1,467)	$30,499	$(382)	$52,032

Balance – December 31, 2007	$66	$27,653	$(2,215)	$(2,388)	$(1,367)	$31,534	$182	$53,465
Comprehensive loss:
Net loss	—	—	—	—	—	(268)	—	(268)
Other comprehensive loss	—	—	—	—	—	—	(24)	(24)

TOTAL COMPREHENSIVE LOSS								(292)
ESOP shares earned (3,968 shares)	—	(5)	—	43	—	—	—	38
Stock based compensation	—	69	—	—	—	—	—	69
RRP shares earned (6,599 shares)	—	(12)	—	—	88	—	—	76
Purchase of treasury stock, at cost (55,973 shares)	—	—	(559)	—	—	—	—	(559)
Cash dividends declared ($ 0.09 per share)	—	—	—	—	—	(240)	—	(240)

BALANCE – JUNE 30, 2008	$66	$27,705	$(2,774)	$(2,345)	$(1,279)	$31,026	$158	$52,557

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited) (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(268)	$600
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization (accretion) of investment securities	(58)	2
Provision for loan losses	150	45
Impairment of investment securities	1,732	—
Depreciation and amortization	266	272
Earnings on bank owned life insurance	(204)	(205)
ESOP shares committed to be released	38	49
Stock based compensation expense	145	153
Increase in accrued interest receivable	(53)	(32)
(Increase) decrease in other assets	(1,017)	140
Increase (decrease) in other liabilities	1,002	(394)

Net Cash Provided by Operating Activities	1,733	630

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Maturities, prepayments and calls	9,837	8,531
Purchases	(13,298)	(7,923)
Purchases of Federal Home Loan Bank Stock	(749)	(326)
Redemptions of Federal Home Loan Bank Stock	796	344
Proceeds from sales of loans	2	32
Loan origination and principal collections, net	(9,674)	(3,466)
Additions to premises and equipment	(258)	(214)

Net Cash Used in Investing Activities	(13,344)	(3,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	29,904	(2,152)
Net increase (decrease) in advances from borrowers for taxes and insurance	44	(176)
Net increase (decrease) in short-term borrowings	(14,450)	620
Proceeds from issuance of long-term debt	18,900	—
Repayment of long-term debt	(5,740)	(1,260)
Purchase of Treasury Stock	(559)	(1,852)
Cash dividends paid	(240)	(164)

Net Cash Provided by (Used in) Financing Activities	27,859	(4,984)

Net Increase (Decrease) in Cash and Cash Equivalents	16,248	(7,376)
CASH AND CASH EQUIVALENTS – BEGINNING	10,091	18,682

CASH AND CASH EQUIVALENTS – ENDING	$26,339	$11,306

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$4,496	$4,562

Income taxes paid	$143	$632

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$422	$34

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

The interim financial statements included herein as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2008.

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

NOTE 2 – DERIVATIVE INSTRUMENTS

In August 2006, the Company entered into a derivative contract as part of its risk management strategy to protect against market fluctuations in interest rates. An interest rate floor was purchased for $221,000 to protect against a decline in the prime rate earned on a $10 million notional amount of adjustable rate loans within our loan portfolio. The term of the interest rate floor product is 60 months. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to account for this transaction. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivatives qualify as a hedge. If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income. The Company did not elect to use hedge accounting for this transaction. The interest rate floor is recorded in Other Assets on the Consolidated Statement of Financial Condition and the change in fair value is recorded in Loan Interest Income on the Consolidated Statement of Income. As of June 30, 2008 and 2007, the fair market value of the interest rate floor was $583,000 and $119,000, respectively, resulting in $64,000 of interest income for the six months ended June 30, 2008 and $101,000 of interest expense for the six months ended June 30, 2007. During the quarter ended June 30, 2008 and 2007, $262,000 and $110,000, respectively, of interest expense was recorded for the decline in the fair market value of the interest rate floor.

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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective as of January 1, 2008. The Company adopted this statement, but did not elect the fair value option for any financial assets or financial liabilities.

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

FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 151” was issued on December 31, 2007. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

NOTE 5 – OTHER COMPREHENSIVE LOSS

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

The components of other comprehensive loss and related tax effects for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)
Unrealized holding losses on securities available for sale	$(2,510)	$(910)	$(1,770)	$(794)
Reclassification adjustment related to impairment charge for losses included in net loss	1,732	—	1,732	—

Net Unrealized Losses	(778)	(910)	(38)	(794)
Income tax benefit	288	337	14	293

Other Comprehensive Loss	$(490)	$(573)	$(24)	$(501)

NOTE 6 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated for the three and six month periods ended June 30, 2008 and 2007, respectively. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding, while diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.

The difference between the common shares issued and the common shares outstanding, for the purposes of calculating basic earnings (loss) per share, is a result of the unallocated shares held by the Company’s employee stock ownership plan (the “ESOP”), restricted stock shares, and treasury stock. The Company utilized $2.6 million to extend a loan to the ESOP and as of June 30, 2008, the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.

Basic and diluted earnings (loss) per share was calculated as follows:

	Three Months ended June 30, 2008	Three Months ended June 30, 2007
Numerator – net income (loss)	$(926,000)	$302,000
Denominators:
Basic weighted average shares outstanding	6,070,730	6,263,852
Increase in weighted average shares outstanding due to: (1)
Stock options	—	—
Unvested restricted stock awards	—	2,487

Diluted shares outstanding	6,070,730	6,266,339

Earnings (loss) per share:
Basic	$(0.15)	$0.05
Diluted	$(0.15)	$0.05

	Six Months ended June 30, 2008	Six Months ended June 30, 2007
Numerator – net income (loss)	$(268,000)	$600,000
Denominators:
Basic weighted average shares outstanding	6,080,724	6,270,889
Increase in weighted average shares outstanding due to: (1)
Stock options	—	—
Unvested restricted stock awards	—	1,331

Diluted shares outstanding	6,080,724	6,272,220

Earnings (loss) per share:
Basic	$(0.04)	$0.10
Diluted	$(0.04)	$0.10

(1)

Stock options to purchase 219,289 shares under the Stock Option Plan at $11.50 and to purchase restricted unvested shares of 95,761 under the RRP plan were outstanding during the six month period ended June 30, 2008, but were not included in the calculation of diluted earnings (loss) per share because to do so would have been anti-dilutive. Stock options to purchase 241,546 shares under the Stock Option Plan at $11.50 were outstanding during the six month period ended June 30, 2007, but were not included in the calculation of diluted earnings (loss) per share because to do so would have been anti-dilutive. No RRP plan shares were anti-dilutive in 2007.

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

The following commitments to extend credit were outstanding:

	Contract Amount
	June 30, 2008	December 31, 2007
	(In Thousands)
Commitments to grant loans	$15,412	$5,037
Unfunded commitments under lines of credit	$22,393	$21,256

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At June 30, 2008 and December 31, 2007, the Company’s fixed rate loan commitments totaled $13.1 million and $3.7 million, respectively. The range of interest rates on these fixed rate commitments was 5.25% to 8.50% at June 30, 2008.

NOTE 8 – STOCK-BASED COMPENSATION

As of June 30, 2008, the Company had three stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with SFAS 123R, “Share Based Payment.” The compensation cost that has been charged under salary and benefits expense in the other non-interest expense section of the consolidated statements of operations for these plans was $87,000 for the three months ended June 30, 2008 and $101,000 for the three months ended June 30, 2007. The compensation cost that has been charged under salary and benefits expense in the other non-interest expense section of the consolidated statements of operations for these plans for the six month periods ended June 30, 2008 and June 30, 2007 was $183,000 and $202,000, respectively.

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

A summary of the status of the Stock Option Plan as of June 30, 2008 and 2007 is presented below:

	June 30, 2008			June 30, 2007
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	241,546	$11.50		241,546	$11.50
Granted	—	—		—	—
Forfeited	22,257	$11.50		—	—

Outstanding at end of quarter	219,289	$11.50	8 years	241,546	$11.50	9 years

Options exercisable at end of quarter	48,319	$11.50		—

Fair value of options granted	$3.27			$3.27

At June 30, 2008, stock options outstanding did not have an intrinsic value (as the stock price on that date was below the exercise price) and 78,273 options remain available for grant under the stock option plan. Compensation expense amounted to $33,000 for the three months ended June 30, 2008 and $35,000 for the three months ended June 30, 2007 based on the vesting of 10,092 and 10,669 stock options earned respectively, through those dates. Compensation expense amounted to $69,000 for the six months ended June 30, 2008 and 2007 based on the vesting of 21,257 and 21,224 stock options, respectively, through those dates. At June 30, 2008, $489,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 42 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (the “RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards to employees and non-employee directors for up to 119,025 shares of common stock. On November 15, 2006, the Board of Directors granted awards for an aggregate of 83,305 shares under the RRP to members of management and non-employee directors. Awards vest at a rate of 20% per year with the first vesting period ended December 31, 2007. The fair value of the awards on the grant date was $11.50. As of June 30, 2008, there were 16,665 shares vested and distributed to eligible participants. Compensation expense amounted to $35,000 for the three months ended June 30, 2008 and $42,000 for the three months ended June 30, 2007 based on the vesting of 3,047 and 3,679 shares, respectively. Compensation expense amounted to $76,000 for the six months ended June 30, 2008, based on the vesting of 6,599 shares and $84,000 for the six months ended June 30, 2007 based on the vesting of 7,321 shares earned, respectively through those dates. At June 30, 2008, $534,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 42 months.

Employee Stock Ownership Plan

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service. As of June 30, 2008, there were 15,870 allocated shares and 222,180 unallocated shares compared to 7,935 allocated shares and 230,115 unallocated shares at June 30, 2007. The ESOP compensation expense was $19,000 for the three months ended June 30, 2008 and $24,000 for the three months ended June 30, 2007 based on 1,984 shares that were earned in the three month periods ended June 30, 2008 and 2007. The ESOP compensation expense was $38,000 for the six months ended June 30, 2008 and $49,000 for the six months ended June 30, 2007 based on 3,968 shares that were earned in the six month periods ended June 30, 2008 and 2007.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

	June 30, 2008	Fair Value Measurements at June 30, 2008
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
		(In Thousands)
Securities available for sale	$108,662	$—	$108,662	$—
Interest rate floor	583	—	583	—

Total	$109,245	$—	$109,245	$—

Nonrecurring Fair Value Changes

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The Level 3 disclosures shown below represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the present value of expected future cash flows, which often results in significant management assumptions and input with respect to the determination of fair value. There were no realized or unrealized gains or losses relating to Level 3 financial assets and liabilities measured on a nonrecurring basis for the six months ended June 30, 2008.

	June 30, 2008	Fair Value Measurements – Nonrecurring at June 30, 2008
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$79	$—	$—	$79

Impaired loans, which are measured using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $107,000, with a valuation allowance of $28,000, resulting in additional provision for loan losses of $7,000 for the six months ended June 30, 2008.

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

Management evaluated the Company’s investment portfolio and determined that a $1.7 million other than temporary impairment existed on four non-agency, asset-backed securities. The impairment of these securities was considered to be other than temporary due to recent developments in the financial condition and near-term prospects of the issuers or insurers backing the securities, a downturn of economic conditions in the financial services industry and deteriorating book values of these securities.

The impairment charge represents a write down of these securities to their fair market value as of June 30, 2008 and was recognized in earnings during the second quarter of 2008. Management will continue to evaluate the value of these investments and make any necessary adjustments as conditions dictate.

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

NOTE 10 – TREASURY STOCK

During the three months ended June 30, 2008, the Company repurchased 26,073 shares of common stock at an average cost of $9.83 per share pursuant to the Company’s publicly announced common stock repurchase program. As of June 30, 2008, there were 49,445 shares remaining to be repurchased under the existing stock repurchase program.

NOTE 11 – SUBSEQUENT EVENTS

On July 23, 2008, the Board of Directors declared a quarterly dividend of $0.05 per share on the Company’s common stock, payable on August 15, 2008 to shareholders of record as of August 4, 2008. Lake Shore, MHC, which owns 57.1% of the Company’s outstanding common stock elected to waive its right to receive cash dividends of approximately $182,000 for the three month period ended June 30, 2008 and $327,000 for the six month period ended June 30, 2008. Cumulatively, Lake Shore, MHC has waived approximately $908,000 of cash dividends as of June 30, 2008. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2008 compared to the financial condition as of December 31, 2007 and the consolidated results of operations for the three and six months ended June 30, 2008 and 2007.

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

Branching. In 2003, we opened branch offices in Orchard Park and East Amherst, New York. These offices have generated deposits of $31.7 million and $23.6 million as of June 30, 2008, respectively. We also opened a branch office in Hamburg, New York in December 2005, which has generated deposits of $14.2 million as of June 30, 2008. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield, in Chautauqua County, New York and in East Amherst, Hamburg and Orchard Park in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending. Historically, our lending portfolio has been composed predominantly of residential mortgage loans. At June 30, 2008 and December 31, 2007, we held $166.3 million and $157.8 million of residential mortgage loans, respectively, which constituted 73.2% and 72.4% of our total loan portfolio, at such respective dates. We also originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At June 30, 2008 and December 31, 2007, our commercial real estate loan portfolio consisted of loans totaling $19.9 million and $20.4 million respectively, or 8.8% and 9.4%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At June 30, 2008 and December 31, 2007, our commercial loan portfolio consisted of loans totaling $10.2 million and $8.2 million respectively, or 4.5% and 3.8%, respectively, of total loans. Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans. We will sell loans when appropriate and will retain servicing rights to those loans. We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent. Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. At June 30, 2008 and December 31, 2007, our investment securities totaled $111.7 million and $109.0 million, respectively.

Treasury Yield Curve. As with all community banks, we face a challenge in monitoring our interest rate risk. Banks generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped. As of December 31, 2006, the treasury yield curve was inverted, with the federal funds rate and short-term treasury bill rates higher than rates on long-term treasury bills. On July 1, 2007, the yield curve was virtually flat at 5%. During the remainder of 2007 and in 2008, the Federal Reserve cut the federal funds rate further and as of June 30, 2008, the federal funds rate was 2.47%. The additional reductions in the federal funds rate, continued weakness in the housing market, credit concerns over sub-prime loan defaults, and concern over downgrades to bond insurers has caused the treasury yield curve to shift. Rates on short-term treasury bills and rates on intermediate-term treasury bills have dropped significantly. As a result, the yield curve now has a positive slope. For example, the yield on the two year Treasury note declined from 4.87% as of June 30, 2007 to 2.63% as of June 30, 2008. The yield on the 10 year Treasury note declined from 5.03% as of June 30, 2007 to 3.99% as of June 30, 2008. However, because of credit concerns over mortgage related securities, the yield spread for mortgage securities widened over Treasury bonds. For example, on June 30, 2007, we offered a 30 year fixed rate mortgage at 6.00%. On June 30, 2008, the rate we offered on this loan type was 5.875%, a decline of only 12.5 basis points. Given the changes to the treasury yield curve and spread relationships, our net interest margin could improve if our funding costs decline and if interest rates on loans remain relatively unchanged.

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

Interest Rate Risk. Our strategy to improve interest income was to increase our interest rate risk exposure. To mitigate the risk of falling interest rates on our adjustable rate home equity and commercial loans, we purchased an interest rate floor product during August 2006 on a notional principal amount of $10 million. This product allows us to receive payments if the prime rate drops below 8%. The prime rate as of June 30, 2008 was 5.00%. As a result, we now receive payments on the interest rate floor product, which will partially offset the expected reduction in loan interest income on adjustable rate loans that are tied to the prime rate. The interest rate floor expires on August 11, 2011. Refer to Note 2 in the Notes to our Consolidated Financial Statements for more information.

We believe that the cumulative impact of the strategies we elected to pursue have protected us from having a more severe exposure to credit risk. We believe that our current capital position and success in the core banking services of lending and deposits will result in sustained earnings going forward.

We employ a third party financial advisor to assist us in managing our investment portfolio and developing balance sheet strategies. At June 30, 2008 and December 31, 2007, we had $108.7 and $105.9 million, respectively, invested in securities available for sale, the majority of which are mortgage-backed, collaterized mortgage obligations (CMOs) and municipal securities. We do not own any collateralized debt obligations (CDOs) or structured investment vehicles (SIVs).

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

Management also considers the accounting policy relating to the evaluation of impairment of investments to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the results of operations. A decline in the fair value of investments below cost deemed to be other than temporary is charged to earnings resulting in the establishment of a new cost basis for an asset. Management continually reviews the current value of its investments for evidence of other than temporary impairment.

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

Other than Temporary Impairment

Despite our attempts to manage credit risk, we found it necessary to write down four asset-backed securities in our investment portfolio during the second quarter of 2008. The write-down resulted in a pre-tax loss of $1.7 million ($1.3 million, net of tax), which was recorded in the “Other Non-interest Income” section of the consolidated statements of operations. The securities were rated “AAA” by the rating agencies when we purchased them. Three of the securities are collateralized by second lien home equity loans to prime borrowers. Since the collateral was on a second lien position, these securities were “wrapped” by an insurance guarantee held by Financial Guaranty Insurance Co. (FGIC). FGIC also “wrapped” other mortgage-backed and asset-backed securities. As a result of FGIC’s exposure to the sub-prime housing market, the major rating agencies downgraded FGIC as the insurance company does not appear to have sufficient resources to pay expected losses. The effect of the rating downgrade on FGIC caused the market to price securities guaranteed by FGIC as if the insurance was no longer available. As a result, the major rating agencies downgraded the ratings on these securities and the fair market value of these securities experienced significant declines. The fourth security is backed by first lien residential mortgages by sub-prime borrowers. The security is not insured and a majority of the mortgages are adjustable rate loans. The security has retained its AAA rating, but the fair market value of the security has declined significantly as a result of the sub-prime mortgage and credit crisis. The price declines, current accounting rules and associated SEC guidance contributed to management’s determination that the impairment on these securities was “other-than-temporary”. It should be noted that these securities continue to make payments in accordance with their terms.

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

Average Balances, Interest and Average Yields. The following table sets forth certain information relating to our average balance sheets and reflects the average yield on interest-earnings assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing annualized income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual loans. Interest income on securities does not include a tax equivalent adjustment for bank qualified municipals.

	At June 30, 2008		For the Three Months ended June 30, 2008			For the Three Months ended June 30, 2007
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold & other interest-bearing deposits	$20,184	1.28%	$15,189	$85	2.24%	$4,697	$41	3.49%
Securities	111,696	4.58%	110,404	1,307	4.74%	110,181	1,261	4.58%
Loans	227,903	6.11%	224,526	3,214	5.73%	206,846	3,124	6.04%

Total interest-earning assets	359,783	5.36%	350,119	4,606	5.26%	321,724	4,426	5.50%
Other assets	27,762		26,340			25,654

Total assets	$387,545		$376,459			$347,378

Interest-bearing liabilities:
Demand and NOW accounts	$37,537	0.45%	$36,884	$36	0.39%	$37,347	$62	0.66%
Money market accounts	23,902	1.03%	23,920	56	0.94%	25,474	87	1.37%
Savings accounts	31,544	0.48%	28,864	43	0.60%	27,073	34	0.50%
Time deposits	157,329	3.81%	150,348	1,497	3.98%	140,340	1,570	4.47%
Borrowed funds	55,155	4.14%	55,920	539	3.86%	42,153	465	4.41%
Other interest-bearing liabilities	1,371	8.75%	1,374	30	8.73%	1,396	30	8.60%

Total interest bearing liabilities	306,838	2.92%	297,310	2,201	2.96%	273,783	2,248	3.28%

Other non-interest bearing liabilities	28,150		25,307			20,239
Stockholders’ equity	52,557		53,842			53,356

Total liabilities and stockholders’ equity	$387,545		$376,459			$347,378

Net interest income				$2,405			$2,178

Interest rate spread					2.30%			2.22%
Net interest margin					2.75%			2.71%

	At June 30, 2008		For the Six Months ended June 30, 2008			For the Six Months ended June 30, 2007
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold & other interest-bearing deposits	$20,184	1.28%	$10,355	$129	2.49%	$5,746	$111	3.86%
Securities	111,696	4.58%	109,423	2,556	4.67%	110,104	2,486	4.52%
Loans	227,903	6.11%	222,171	6,962	6.27%	206,136	6,326	6.14%

Total interest-earning assets	359,783	5.36%	341,949	9,647	5.64%	321,986	8,923	5.54%
Other assets	27,762		26,125			25,738

Total assets	$387,545		$368,074			$347,724

Interest-bearing liabilities:
Demand and NOW accounts	$37,537	0.45%	$35,919	$84	0.47%	$37,058	$123	0.66%
Money market accounts	23,902	1.03%	23,509	123	1.05%	25,191	168	1.33%
Savings accounts	31,544	0.48%	27,155	75	0.55%	26,607	66	0.50%
Time deposits	157,329	3.81%	144,444	2,995	4.15%	141,189	3,119	4.42%
Borrowed funds	55,155	4.14%	57,246	1,143	3.99%	42,517	933	4.39%
Other interest-bearing liabilities	1,371	8.75%	1,377	60	8.71%	1,399	60	8.58%

Total interest bearing liabilities	306,838	2.92%	289,650	4,480	3.09%	273,961	4,469	3.26%

Other non-interest bearing liabilities	28,150		24,423			19,792
Stockholders’ equity	52,557		54,001			53,971

Total liabilities and stockholders’ equity	$387,545		$368,074			$347,724

Net interest income				$5,167			$4,454

Interest rate spread					2.55%			2.28%
Net interest margin					3.02%			2.77%

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

	Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$(19)	$63	$44
Securities	43	3	46
Loans	(198)	288	90

Total interest-earning assets	(174)	354	180

Interest-bearing liabilities:
Demand and NOW accounts	(25)	(1)	(26)
Money market accounts	(26)	(5)	(31)
Savings accounts	7	2	9
Time deposits	(179)	106	(73)

Total deposits	(223)	102	(121)
Borrowed funds and other	(64)	138	74

Total interest-bearing liabilities	(287)	240	(47)

Net change in interest income	$113	$114	$227

	Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$(49)	$67	$18
Securities	85	(15)	70
Loans	136	500	636

Total interest-earning assets	172	552	724

Interest-bearing liabilities:
Demand and NOW accounts	(35)	(4)	(39)
Money market accounts	(34)	(11)	(45)
Savings accounts	8	1	9
Time deposits	(195)	71	(124)

Total deposits	(256)	57	(199)
Borrowed funds and other	(90)	300	210

Total interest-bearing liabilities	(346)	357	11

Net change in interest income	$518	$195	$713

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

For the three months ended June 30, 2008, the average yield on our loan and investment portfolios was 5.73% and 4.74%, respectively, in comparison to rates of 6.04% and 4.58%, respectively, for the three months ended June 30, 2007. The decrease in yield on our loan portfolio during the three months ended June 30, 2008 is primarily due to a $262,000 loss incurred on our interest rate floor product during the quarter ended June 30, 2008 as compared to a $110,000 loss during the quarter ended June 30, 2007. This loss is recorded as a deduction to loan interest income. Overall, the average yield on our interest earning assets decreased by 0.24% for the three months ended June 30, 2008 in comparison to the three months ended June 30, 2007. For the three months ended June 30, 2008, the average rate that we were paying on deposit products decreased by 0.33% in comparison to the same period in the prior year. Furthermore, the interest paid on our borrowings decreased from 4.41% for the three months ended June 30, 2007 to 3.86% for the three months ended June 30, 2008. Our interest rate spread for the three months ended June 30, 2008 was 2.30%, which was a 0.08% increase in comparison to the three months ended June 30, 2007. Our net interest margin was 2.75% and 2.71% for the three months ended June 30, 2008 and 2007, respectively.

For the six months ended June 30, 2008, the average yield on our loan and investment portfolios was 6.27% and 4.67%, respectively, in comparison to rates of 6.14% and 4.52%, respectively, for the six months ended June 30, 2007. Overall, the average yield on our interest earning assets increased by 0.10% for the six months ended June 30, 2008 in comparison to the six months ended June 30, 2007. For the six months ended June 30, 2008 the average rate we were paying on our deposit products decreased by 0.19% in comparison with the same period in the prior year. Furthermore, the interest paid on our borrowings decreased from 4.39% for the six months ended June 30, 2007 to 3.99% for the six months ended June 30, 2008. Our interest rate spread for the six months ended June 30, 2008 was 2.55%, which was a 0.27% increase in comparison to the six months ended June 30, 2007. Our net interest margin was 3.02% and 2.77% for the six months ended June 30, 2008 and 2007, respectively.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets at June 30, 2008 were $387.5 million, an increase of $29.7 million, from $357.8 million at December 31, 2007. The increase in total assets from December 31, 2007 is attributable to an increase of $16.2 million in cash and cash equivalents, an increase of $9.2 million in loans receivable, net, and an increase of $2.8 million in securities available for sale.

Cash and cash equivalents increased by $16.2 million, from $10.1 million as of December 31, 2007 to $26.3 million as of June 30, 2008. The increase is attributable to a $17.2 million increase in federal funds sold resulting from an increase in total deposits of $29.9 million from December 31, 2007 to June 30, 2008. As of June 30, 2008 a portion of the deposit growth had not yet been utilized for loan proceeds or invested in available for sale securities.

Securities available for sale increased by $2.8 million to $108.7 million at June 30, 2008 from $105.9 million at December 31, 2007. The increase is attributable to $14.3 million of new security purchases offset by a $9.8 million reduction due to the receipt of principal payments and a $1.7 million other than temporary impairment write-down. Management determined that four non-agency asset-backed securities were other than temporarily impaired during the second quarter of 2008 which resulted in a $1.7 million write-down before taxes ($1.3 million, net of tax). See “Other than Temporary Impairment” above.

Loans receivable, net increased by $9.2 million, or 4.2%, to $227.9 million at June 30, 2008 from $218.7 million at December 31, 2007. The table below shows the changes in loan volume by loan type between December 31, 2007 and June 30, 2008:

	June 30, 2008	December 31, 2007	Change
			$	%
	(in thousands)
Real Estate Loans:
Residential, 1-4 Family	$166,253	$157,834	$8,419	5.3%
Home Equity	26,570	26,569	1	0.0%
Commercial	19,939	20,394	(455)	(2.2)%
Construction	1,853	2,775	(922)	(33.2)%

Total Real Estate Loans	214,615	207,572	7,043	3.4%
Commercial Loans	10,185	8,246	1,939	23.5%
Consumer Loans	2,369	2,306	63	2.7%

Total Gross Loans	227,169	218,124	9,045	4.1%
Allowance for Loan Losses	(1,280)	(1,226)	(54)	(4.4)%
Net deferred loan costs	2,014	1,813	201	11.1%

Loans receivable, net	$227,903	$218,711	$9,192	4.2%

The increase in commercial loans is attributable to our efforts to focus on commercial loan originations within our market areas. During 2008, we hired two additional commercial loan officers to strengthen our presence in Erie County, New York and assist us in increasing our commercial loan portfolio. The increase in residential mortgage lending is attributable to an increase in loan applications received and approved for construction or purchase of new and existing homes. Residential mortgage loans and commercial real estate loans represented 73.2% and 8.8%, respectively, of the loan portfolio at June 30, 2008. We do not carry any “sub-prime” loans in our loan portfolio.

The table below shows changes in deposit volumes by type of deposit between December 31, 2007 and June 30, 2008:

	June 30, 2008	December 31, 2007	Change
			$	%
	(in thousands)
Demand Deposits:
Non-interest bearing	$20,420	$19,321	$1,099	5.7%
Interest bearing	37,537	37,934	(397)	(1.0)%
Money market	23,902	23,202	700	3.0%
Savings	31,544	25,282	6,262	24.8%
Time deposits	157,329	135,089	22,240	16.5%

Total Deposits	$270,732	$240,828	$29,904	12.4%

The overall increase in savings accounts is primarily attributed to new commercial customers. The increase in time deposits is attributed to our ability to offer or match competitive rates in our market area.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, decreased to $55.2 million as of June 30, 2008 from $56.4 million at December 31, 2007. Short-term borrowings decreased $14.5 million, from $18.5 million at December 31, 2007, to $4.1 million at June 30, 2008, while long-term debt increased $13.2 million, from $37.9 million at December 31, 2007, to $51.1 million at June 30, 2008. The Company shifted certain short-term borrowings to long-term debt to lower our borrowing costs, by taking advantage of the drop in interest rates.

Total stockholders’ equity decreased by $908,000, from $53.5 million at December 31, 2007, to $52.6 million at June 30, 2008. The decrease in total stockholders’ equity was primarily due to the overall net loss of $268,000 recorded for the six months ended June 30, 2008 and the purchase of $559,000 in outstanding common stock under our stock repurchase plan during this same time period. Stockholders’ equity was also affected by a decrease in the net of tax unrealized losses on securities available for sale of $24,000 in the six months ended June 30, 2008. Dividends declared and paid in the six months ended June 30, 2008 reduced stockholders’ equity by $240,000 and stock-based compensation expenses increased stockholders’ equity by $183,000.

Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007

General. A net loss of $926,000 was recorded for the three months ended June 30, 2008, compared to net income of $302,000 for the three months ended June 30, 2007. Earnings in the 2008 quarter were negatively impacted by a non-cash, pretax, impairment charge of $1.7 million related to write downs of the Company’s investments in four non-agency asset-backed securities. See “Other than Temporary Impairment” above. Excluding the impairment charge, the Company would have recorded net income for the quarter of $384,000, an increase of $82,000, or 27.2%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Earnings (loss) per diluted share decreased $0.20 per diluted share from $0.05 for the three months ended June 30, 2007 to ($0.15) per diluted share for the three months ended June 30, 2008. Excluding the impairment charge, earnings per diluted share would have been $0.06 per diluted share for the quarter ended June 30, 2008, which was an increase of $0.01 per share, or 20.0%, in comparison to the quarter ended June 30, 2007.

Interest Income. Interest income increased $180,000, or 4.1%, from $4.4 million for the three months ended June 30, 2007, to $4.6 million for the three months ended June 30, 2008. Loan interest increase increased by $90,000, from $3.1 million for the three months ended June 30, 2007, to $3.2 million for the three months ended June 30, 2008. The average balance on our loan portfolio increased $17.7 million, from an average balance of $206.8 million in 2007, to an average balance of $224.5 million in 2008. The average yield on our portfolio decreased from 6.04% for the three months ended June 30, 2007 to 5.73% for the three months ended June 30, 2008. Interest income on our loan portfolio for the three months ended June 30, 2008 was reduced by a $262,000 loss on the fair value of our interest rate floor derivative product during the quarter. For the three months ended June 30, 2007, this loss was $110,000. Interest income on investment securities was $1.3 million for the three months ended June 30, 2008 and 2007. The investment portfolio had an average yield of 4.74% for the three months ended June 30, 2008 compared to an average yield of 4.58% for the three months ended June 30, 2007. Other interest income increased by $44,000, from $41,000 for the three months ended June 30, 2007, to $85,000 for the three months ended June 30, 2008. The average balance of Fed Funds and other interest bearing deposits was $15.2 million in 2008, an increase of $10.5 million from $4.7 million in 2007. The average yield on other interest bearing assets was 2.24% for the three months ended June 30, 2008 compared to an average yield of 3.49% for the three months ended June 30, 2007.

Interest Expense. Interest expense decreased by $47,000, or 2.1%, from $2.3 million for the three months ended June 30, 2007 to $2.2 million for the three months ended June 30, 2008. The interest paid on deposits decreased by $121,000, from $1.8 million for the three months ended June 30, 2007, to $1.6 million for the three months ended June 30, 2008. This was due to a decrease in the average rate paid on interest-bearing deposits, from 3.05% for the three months ended June 30, 2007, to 2.72% for the three months ended June 30, 2008. The interest expense related to advances from the Federal Home Loan Bank of New York increased by $74,000, from $465,000 for the three months ended June 30, 2007, to $539,000 for the three months ended June 30, 2008. While the average rate on these borrowings decreased from 4.41% for the three months ended June 30, 2007 to 3.86% for the three months ended June 30, 2008, the average balance increased from $42.2 million for the three months ended June 30, 2007 to $55.9 million for the three month period ended June 30, 2008.

Provision for Loan Losses. For the three months ended June 30, 2008 and 2007, a provision for loan losses of $150,000 and $0 was recorded, respectively. Management deemed an increase was necessary due to a $9.2 million increase in net loans since December 31, 2007 and due to a slight increase in non-performing loans as a percent of total net loans as of June 30, 2008 to 0.83% compared to 0.75% as of December 31, 2007.

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

Non-interest Income (Loss). For the three months ended June 30, 2008, non-interest income (loss) was $(1.1) million for the quarter ended June 30, 2008 compared to non-interest income of $492,000 for the same period in 2007. The decrease in non-interest income (loss) was due to a pre-tax $1.7 million other than temporary impairment charge recorded on certain non-agency asset-backed securities. See “Other than Temporary Impairment” above. Excluding the impairment charge, the Company would have recorded non-interest income for the quarter ended June 30, 2008 of $647,000, a 31.5% increase over the quarter ended June 30, 2007, mainly due to an increase in service fees implemented in July 2007 and the implementation of a new fee-based service in February 2008.

Non-interest Expense. Non-interest expense was $2.3 million for the three month period ended June 30, 2008 and 2007. Non-interest expense includes the expense of salaries and employee benefits, occupancy and equipment, data processing and other items not related to expenses on deposits or borrowings. Occupancy and equipment increased by $35,000 for the three months ended June 30, 2008 compared to the three month period ended June 30, 2007. The increase is attributed to an increase in maintenance contracts, taxes, costs for equipment maintenance and repairs, equipment purchases and utilities. Advertising expense increased by $17,000 from $67,000 for the three month period ended June 30, 2007 to $84,000 for the three month period ended June 30, 2008, primarily due to the costs incurred to create television advertising for our Erie County market area. Data processing increased by $15,000 primarily due to an increase in ATM and debit card transaction expenses. These increases were partially offset by a decrease in professional services of $37,000 from $346,000 for the three month period ended June 30, 2007 to $309,000 for the three month period ended June 30, 2008. Professional service expenses decreased primarily due to a decrease in consulting and legal fees.

Income Tax Expense (Benefit). Income tax expense decreased by $307,000, from $71,000 for the three month period ended June 30, 2007, to an income tax benefit of $236,000 for the three month period ended June 30, 2008. The decrease in income tax expense is largely attributed to the impact of the pre-tax impairment charge described above as well as an increase in tax exempt income on our municipal bond portfolio. As a result, our projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance increased significantly as it related to our projection of pre-tax book income for the year, causing our effective tax rate estimate to decrease to 10.0%. This decrease combined with the impact on our effective tax rate recognized for the quarter ended March 31, 2008, resulted in our effective tax rate increasing from 19.0% for the quarter ended June 30, 2007 to 20.3% for the quarter ended June 30, 2008.

Comparison of Results of Operations for the Six Months Ended June 30, 2008 and 2007

General. A net loss of $268,000 was recorded for the six months ended June 30, 2008 compared to net income of $600,000 for the six months ended June 30, 2007. The decrease in net income is primarily attributed to the Company recording a $1.7 million other than temporary impairment write-down associated with four non-agency, asset-backed securities. See “Other than Temporary Impairment” above. Excluding the impairment charge, the Company would have had net income of $1.0 million for the six months ended June 30, 2008, an increase of $400,000, or 66.7%, in comparison to the same period in the prior year. Earnings (loss) per diluted share decreased $0.14 per share, from $0.10 per diluted share for the six months ended June 30, 2007, to $(0.04) per diluted share for the six months ended June 30, 2008. Excluding the impairment charge, earnings per diluted share would have been $0.17 per diluted share for the six months ended June 30, 2008, an increase of $0.07 per diluted share compared to the six month period ended June 30, 2007.

Interest Income. Interest income increased $724,000, or 8.1%, from $8.9 million for the six months ended June 30, 2007, to $9.6 million for the six months ended June 30, 2008. Loan interest income increased by $636,000, or 10.1%, for the six months ended June 30, 2007 to $7.0 million for the six months ended June 30, 2008. The increase in loan interest income is primarily due to an increase in average balance and average yield on our loan portfolio. The average balance on our loan portfolio increased $16.1 million, from an average balance of $206.1 million in 2007, to $222.2 million in 2008. The average yield on our loan portfolio was 6.27% and 6.14% for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, a $64,000 gain on the fair value of our interest rate floor derivative product was recorded in loan interest income, compared to a $102,000 loss recorded for the six months ended June 30, 2007. Investment interest income increased by $70,000, or 2.8%, during the six month period ended June 30, 2008 compared to the same period in the prior year. The investment portfolio had an average balance of $109.4 million and an average yield of 4.67% for the six months ended June 30, 2008 compared to an average balance of $110.1 million and an average yield of 4.52% for the six month period ended June 30, 2007. Interest income on fed funds and other interest bearing deposits increased $18,000, or 16.2%, for the period ended June 30, 2008 compared to the six months ended June 30, 2007. The average balance of Fed Funds and other interest bearing deposits was $10.3 million and the average yield was 2.49% for the six months ended June 30, 2008 compared to an average balance of $5.7 million and average yield of 3.86% for the six months ended June 30, 2007.

Interest Expense. Interest expense increased by $11,000 for the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007. Interest expense on deposits decreased by $199,000, or 5.7%, from $3.5 million for the period ended June 30, 2007, to $3.2 million for the period ended June 30, 2008. The average rate on deposits decreased from 3.02% for the six months ended June 30, 2007 to 2.84% for the six months ended June 30, 2008. The average balance on deposits increased by $982,000 to $231.0 million for the period ended June 30, 2008 compared to an average balance of $230.0 million for the six month period ended June 30, 2007. The interest expense related to advances from the Federal Home Loan Bank of New York increased by $210,000, or 22.5%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. While the average rate on these borrowings decreased from 4.39% for the six month period ended June 30, 2007 to 3.99% for the six months ended June 30, 2008, the average balance increased from $42.5 million to $57.2 million for the same periods.

Provision for Loan Losses. For the six months ended June 30, 2008 and 2007, a provision for loan losses of $150,000 and $45,000 was recorded, respectively. Management deemed an increase was necessary due to a $9.2 million increase in net loans since December 31, 2007 and due to a slight increase in non-performing loans as a percent of total net loans as of June 30, 2008 to 0.83% compared to 0.75% as of December 31, 2007.

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

Non-interest Income (Loss). For the six months ended June 30, 2008, non-interest income (loss) was $(495,000) compared to non-interest income of $1.0 million for the same period in 2007. The decrease in non-interest income was due to a pre-tax $1.7 million other than temporarily impairment charge recorded on certain non-agency asset-backed securities. See “Other than Temporary Impairment” above. Excluding the impairment charge, the Company would have recorded non-interest income for the six months ended June 30, 2008 of $1.2 million, a 28.7% increase over the six months ended June 30, 2007, mainly due to an increase in service fees during July 2007 and the implementation of a new fee-based service in February 2008.

Non-interest Expense. Non-interest expense increased $183,000, or 3.9%, to $4.8 million for the six months ended June 30, 2008 compared to $4.6 million for the same period in 2007. Salaries and benefits expense increased by $37,000, or 1.5%, for the six months ended June 30, 2008 compared to the comparable period in 2007 due to annual salary increases and the addition of two lending officers’ offset by decreases in benefit costs due to employee and director retirements. Advertising expense increased by $78,000 for the six months ended June 30, 2008 compared with the six months ended June 30, 2007 primarily due to costs incurred in 2008 to create television ads for our Erie County market. Data processing expenses increased by $38,000 for the six months ended June 30, 2008 compared to the comparable period in 2007 due to increased transactions and expense for ATM and debit card transactions. Occupancy expense increased by $27,000 for the six months ended June 30, 2008 compared to the comparable period in 2007 due to increased costs for property taxes, utilities, equipment maintenance contracts and property maintenance.

Income Tax Expense (Benefit). Income taxes decreased by $163,000, or 122.6%, from a tax expense of $133,000 for the six months ended June 30, 2007 to a tax benefit of $30,000 for the six months ended June 30, 2008. The decrease in income tax expense is largely attributed to impact of the pre-tax impairment charge discussed above as well as an increase in our tax-exempt income on our municipal bond portfolio. As a result, our projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance increased significantly as it related to our projection of pre-tax book income for the year, causing our effective tax rate estimate to decrease from 18.1% for the six months ended June 30, 2007 to 10.0% for the six months ended June 30, 2008.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which as of July 31, 2007 allowed us to borrow up to $31.5 million on an overnight line of credit and $31.5 million on a one-month overnight repricing line of credit. We had no borrowings through either of these agreements as of June 30, 2008 and 2007. We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans. At June 30, 2008, we had outstanding advances on this agreement totaling $55.2 million.

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

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities. For the six months ended June 30, 2008 and 2007, we originated loans of approximately $30.9 million and $20.0 million, respectively. Purchases of investment securities totaled $14.3 million in the six months ended June 30, 2008 and $7.9 million in the six months ended June 30, 2007.

At June 30, 2008, we had loan commitments to borrowers of approximately $15.4 million and overdraft lines of protection and unused home equity lines of credit of approximately $22.4 million.

Total deposits were $270.7 million at June 30, 2008, as compared to $240.8 million at December 31, 2007. Time deposit accounts scheduled to mature within one year were $109.1 million at June 30, 2008. The increase in total deposits occurred as a result of offering and matching competitive rates in our market area. We anticipate that a significant portion of the time deposits that are scheduled to mature within one year will remain with us.

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

Loans Past Due and Non-performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $2.2 million at June 30, 2008 and $1.7 million at December 31, 2007.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At June 30, 2008	At December 31, 2007
	(Dollars in thousands)
Loans past due 90 days or more but still accruing interest:
Mortgage loans on real estate:
One-to-four family	$482	$209
Construction	—	—
Commercial real estate	305	208
Home equity loans and lines of credit	205	65
Other loans:
Commercial loans	—	85
Consumer loans	6	—

Total	$998	$567

Loans accounted for on a nonaccrual basis:
Mortgage loans on real estate:
One-to-four family	$699	$918
Construction	—	—
Commercial real estate	150	107
Home equity loans and lines of credit	24	42
Other loans:
Commercial loans	17	—
Consumer loans	2	10

Total non-accrual loans	892	1,077

Total nonperforming loans	1,890	1,644

Foreclosed real estate	310	61
Restructured loans	—	—

Total nonperforming assets	$2,200	$1,705

Ratios:
Nonperforming loans as a percent of total net loans:	0.83%	0.75%
Nonperforming assets as a percent of total assets:	0.57%	0.48%

The following table sets forth activity in our allowance for loan losses and other ratios for the dates indicated.

	For the Six Months Ended June 30, 2008	For the Year Ended December 31, 2007
	(Dollars in thousands)
Balance at beginning of period:	$1,226	$1,257
Provision for loan losses	150	105

Charge-offs:
Mortgage loans on real estate:
One-to-four family	91	25
Construction loans	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	80
Other loans:
Commercial loans	2	19
Consumer loans	6	15

Total charge-offs	99	139

Recoveries:
Mortgage loans on real estate:
One-to-four family	—	—
Construction	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	—
Other loans:
Commercial loans	2	—
Consumer loans	1	3

Total recoveries	3	3

Net charge-offs	96	136

Balance at end of period	$1,280	$1,226

Average loans outstanding	$222,171	$210,610
Ratio of net charge-offs to average loans outstanding	0.04%	0.06%

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 7 of the Notes to Consolidated Financial Statements for a summary of loan commitments outstanding as of June 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management of Market Risk

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at June 30, 2008 from the information presented in the Company’s Form 10-K for the year ended December 31, 2007.

Item 4T.	Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2008, to ensure that information relating to us, which is required to be disclosed in the reports we file with the SEC under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended June 30, 2008:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2008 through April 30, 2008	—	—	—	75,518
May 1, 2008 through May 31, 2008	10,000	$10.05	10,000	65,518
June 1, 2008 through June 30, 2008	16,073	$9.70	16,073	49,445
Total	26,073	$9.83	26,073	49,445

(1)	On November 16, 2007, the Company announced that the Board of Directors had approved it’s second stock repurchase plan pursuant to which the Company could repurchase up to 141,342 shares of its outstanding common stock. This amount represented 5% of the Company’s outstanding stock not owned by Lake Shore, MHC. The repurchase plan does not have an expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders.

An annual meeting of shareholders of Lake Shore Bancorp, Inc. was held on May 21, 2008. The proposal submitted to shareholders and the tabulation of votes for this proposal was as follows:

Election of Directors:

	Number of Votes For	Number of Votes Withheld
To serve two-year term:

Paul Kolkmeyer	6,038,037	81,047

To serve three-year terms:

Reginald S. Corsi	5,925,362	193,722
James P. Foley, DDS	5,911,530	207,554
Daniel P. Reininga	5,915,237	203,847

In addition to the foregoing, the following directors will continue to serve:

Directors whose terms expire in 2010: Sharon E. Brautigam and Michael E. Brunecz

Directors whose terms expire in 2009: David C. Mancuso, Gary W. Winger and Nancy L. Yocum.

Item 6.	Exhibits

3.1	Charter of Lake Shore Bancorp, Inc.[1]

3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[2]

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
1	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).
2	Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

/s/ David C. Mancuso
August 14, 2008	By:	David C. Mancuso
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Rachel A. Foley
August 14, 2008	By:	Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)