Form 10-Q
period 2008-09-30
Lake Shore Bancorp, Inc.
filed 2008-11-14
CIK 1341318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock ($0.01 par value) 6,292,198 outstanding shares as of October 31, 2008.

PART I

Item 1.	Financial Statements

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2008	December 31, 2007
	(Unaudited)
	(In Thousands, except per share data)
ASSETS
Cash and due from banks	$7,042	$7,379
Interest bearing deposits	4,507	2,671
Federal funds sold	13,108	41

Cash and Cash Equivalents	24,657	10,091

Securities available for sale	104,702	105,922
Federal Home Loan Bank stock, at cost	2,970	3,081
Loans receivable, net of allowance for loan losses 2008 $1,412; 2007 $1,226	233,642	218,711
Premises and equipment, net	7,053	6,923
Accrued interest receivable	1,654	1,494
Bank owned life insurance	10,472	10,166
Other assets	3,193	1,413

Total Assets	$388,343	$357,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Interest bearing	$253,272	$221,507
Non-interest bearing	21,967	19,321

Total Deposits	275,239	240,828

Short-term borrowings	2,650	18,505
Long-term debt	51,080	37,940
Advances from borrowers for taxes and insurance	1,652	2,669
Other liabilities	5,601	4,394

Total Liabilities	$336,222	$304,336

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 6,331,698 outstanding at September 30, 2008 and 6,612,500 shares issued and 6,423,671 outstanding at December 31, 2007, respectively	$66	$66
Additional paid-in capital	27,731	27,653
Treasury stock, at cost (280,802 shares at September 30, 2008 and 188,829 shares at December 31, 2007)	(3,104)	(2,215)
Unearned shares held by ESOP	(2,323)	(2,388)
Unearned shares held by RRP	(1,235)	(1,367)
Retained earnings	31,758	31,534
Accumulated other comprehensive income (loss)	(772)	182

Total Stockholders’ Equity	52,121	53,465

Total Liabilities and Stockholders’ Equity	$388,343	$357,801

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited) (In Thousands, except per share data)
INTEREST INCOME
Loans, including fees	$3,620	$3,523	$10,582	$9,849
Investment securities, taxable	1,172	1,151	3,493	3,474
Investment securities, tax-exempt	141	100	376	263
Other	97	3	226	114

Total Interest Income	5,030	4,777	14,677	13,700

INTEREST EXPENSE
Deposits	1,591	1,749	4,868	5,225
Short-term borrowings	19	208	201	502
Long-term debt	521	309	1,482	948
Other	30	30	90	90

Total Interest Expense	2,161	2,296	6,641	6,765

Net Interest Income	2,869	2,481	8,036	6,935

PROVISION FOR LOAN LOSSES	150	—	300	45

Net Interest Income after Provision for Loan Losses	2,719	2,481	7,736	6,890

NON-INTEREST INCOME
Impairment charge on investment securities	—	—	(1,732)	—
Service charges and fees	525	381	1,492	1,083
Earnings on bank owned life insurance	102	106	306	310
Other	58	43	124	98

Total Non-Interest Income	685	530	190	1,491

NON-INTEREST EXPENSES
Salaries and employee benefits	1,195	1,199	3,735	3,701
Occupancy and equipment	345	318	1,040	985
Professional services	288	320	884	925
Data processing	140	132	417	371
Advertising	88	65	274	174
Postage and supplies	69	63	197	189
Other	263	190	661	578

Total Non-Interest Expenses	2,388	2,287	7,208	6,923

Income before Income Taxes	1,016	724	718	1,458

INCOME TAXES	149	182	119	315

Net Income	$867	$542	$599	$1,143

Basic earnings per common share	$0.14	$0.09	$0.10	$0.19

Diluted earnings per common share	$0.14	$0.09	$0.10	$0.19

Dividends declared per share	$0.05	$0.03	$0.14	$0.09

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2008 and 2007 (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands, except per share data)
BALANCE – DECEMBER 31, 2006	$66	$27,537	$—	$(2,473)	$(1,565)	$30,063	$119	$53,747
Comprehensive income:
Net income	—	—	—	—	—	1,143	—	1,143
Other comprehensive income	—	—	—	—	—	—	190	190

TOTAL COMPREHENSIVE INCOME								1,333

ESOP shares earned (5,951 shares)	—	6	—	64	—	—	—	70
Stock based compensation	—	104	—	—	—	—	—	104
RRP shares earned (11,042 shares)	—	(21)	—	—	148	—	—	127
Purchase of treasury stock, at cost (148,781 shares)	—	—	(1,852)	—	—	—	—	(1,852)
Cash dividends declared ($0.09 per share)	—	—	—	—	—	(242)	—	(242)

BALANCE – SEPTEMBER 30, 2007	$66	$27,626	$(1,852)	$(2,409)	$(1,417)	$30,964	$309	$53,287

BALANCE – DECEMBER 31, 2007	$66	$27,653	$(2,215)	$(2,388)	$(1,367)	$31,534	$182	$53,465
Comprehensive loss:
Net income	—	—	—	—	—	599	—	599
Other comprehensive loss	—	—	—	—	—	—	(954)	(954)

TOTAL COMPREHENSIVE LOSS								(355)

ESOP shares earned (5,951 shares)	—	(9)	—	65	—	—	—	56
Stock based compensation	—	105	—	—	—	—	—	105
RRP shares earned (9,935 shares)	—	(18)	—	—	132	—	—	114
Purchase of treasury stock, at cost (91,973 shares)	—	—	(889)	—	—	—	—	(889)
Cash dividends declared ($0.14 per share)	—	—	—	—	—	(375)	—	(375)

BALANCE – SEPTEMBER 30, 2008	$66	$27,731	$(3,104)	$(2,323)	$(1,235)	$31,758	$(772)	$52,121

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$599	$1,143
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of investment securities	(98)	1
Provision for loan losses	300	45
Impairment of investment securities	1,732	—
Depreciation and amortization	397	408
Earnings on bank owned life insurance	(306)	(310)
ESOP shares committed to be released	56	70
Stock based compensation expense	219	231
Increase in accrued interest receivable	(160)	(105)
Increase in other assets	(890)	(86)
Increase (decrease) in other liabilities	1,207	(325)

Net Cash Provided by Operating Activities	3,056	1,072

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Maturities, prepayments and calls	14,666	12,850
Purchases	(16,594)	(13,430)
Purchases of Federal Home Loan Bank Stock	(749)	(1,634)
Redemptions of Federal Home Loan Bank Stock	860	1,015
Proceeds from sales of loans	2	32
Loan origination and principal collections, net	(15,563)	(11,173)
Additions to premises and equipment	(527)	(209)

Net Cash Used in Investing Activities	(17,905)	(12,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	34,411	(9,456)
Net decrease in advances from borrowers for taxes and insurance	(1,017)	(1,132)
Net increase (decrease) in short-term borrowings	(15,855)	16,897
Proceeds from issuance of long-term debt	23,000	1,000
Repayment of long-term debt	(9,860)	(4,390)
Purchase of Treasury Stock	(889)	(1,852)
Cash dividends paid	(375)	(242)

Net Cash Provided by Financing Activities	29,415	825

Net Increase (Decrease) in Cash and Cash Equivalents	14,566	(10,652)

CASH AND CASH EQUIVALENTS – BEGINNING	10,091	18,682

CASH AND CASH EQUIVALENTS – ENDING	$24,657	$8,030

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$6,664	$6,743

Income taxes paid	$303	$802

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$422	$34

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

The interim financial statements included herein as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2008.

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

NOTE 2 – DERIVATIVE INSTRUMENTS

In August 2006, the Company entered into a derivative contract as part of its risk management strategy to protect against market fluctuations in interest rates. An interest rate floor was purchased for $221,000 to protect against a decline in the prime rate earned on a $10 million notional amount of adjustable rate loans within our loan portfolio. The term of the interest rate floor product is 60 months. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to account for this transaction. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivatives qualify as a hedge. If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income. The Company did not elect to use hedge accounting for this transaction. The interest rate floor is recorded in Other Assets on the Consolidated Statement of Financial Condition and the change in fair value is recorded in Loan Interest Income on the Consolidated Statement of Operations. As of September 30, 2008 and 2007, the fair market value of the interest rate floor was $685,000 and $295,000, respectively, resulting in $166,000 of interest income for the nine months ended September 30, 2008 and $75,000 of interest expense for the nine months ended September 30, 2007. During the quarter ended September 30, 2008 and 2007, $102,000 and $176,000, respectively, of interest income was recorded for the increase in the fair market value of the interest rate floor.

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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141 (R), “Business Combinations”. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not have any affect on our results of operations or financial condition as of and for the periods ended September 30, 2008.

NOTE 5 – OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders’ equity section of the consolidated statement of financial condition, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands)
Unrealized holding gains (losses) on securities available for sale	$(1,476)	$1,097	$(3,246)	$303
Reclassification adjustment related to impairment charge for losses included in net income	—	—	1,732	—

Net Unrealized Gains (Losses)	(1,476)	1,097	(1,514)	303

Income tax benefit (expense)	546	(406)	560	(113)

Other Comprehensive Income (Loss)	$(930)	$691	$(954)	$190

NOTE 6 – EARNINGS PER SHARE

Earnings per share is calculated for the three and nine month periods ended September 30, 2008 and 2007, respectively. Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.

The difference between the common shares issued and the common shares outstanding, for the purposes of calculating basic earnings per share, is a result of the unallocated shares held by the Company’s employee stock ownership plan (the “ESOP”) and shares of restricted stock. The Company utilized $2.6 million to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.

Basic and diluted earnings per share was calculated as follows:

	Three Months ended September 30, 2008	Three Months ended September 30, 2007
Numerator – net income	$867,000	$542,000
Denominators:
Basic weighted average shares outstanding	6,038,436	6,115,226
Increase in weighted average shares outstanding due to: (1)
Stock options	—	—
Unvested restricted stock awards	—	—

Diluted shares outstanding	6,038,436	6,115,226

Earnings per share:
Basic	$0.14	$0.09
Diluted	$0.14	$0.09

	Nine Months ended September 30, 2008	Nine Months ended September 30, 2007
Numerator – net income	$599,000	$1,143,000
Denominators:
Basic weighted average shares outstanding	6,066,524	6,126,389
Increase in weighted average shares outstanding due to: (1)
Stock options	—	—
Unvested restricted stock awards	—	—

Diluted shares outstanding	6,066,524	6,126,389

Earnings per share:
Basic	$0.10	$0.19
Diluted	$0.10	$0.19

(1)	Stock options to purchase 219,289 shares under the Stock Option Plan at $11.50 and to purchase restricted unvested shares of 92,425 under the RRP plan were outstanding during the nine month period ended September 30, 2008, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Stock options to purchase 241,546 shares under the Stock Option Plan at $11.50 and to purchase restricted unvested shares of 106,081 under the RRP plan were outstanding during the nine month period ending September 30, 2007, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

The following commitments to extend credit were outstanding:

	Contract Amount
	September 30, 2008	December 31, 2007
	(In Thousands)
Commitments to grant loans	$7,856	$5,037
Unfunded commitments under lines of credit	$25,679	$21,256

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At September 30, 2008 and December 31, 2007, the Company’s fixed rate loan commitments totaled $6.4 million and $3.7 million, respectively. The range of interest rates on these fixed rate commitments was 5.63% to 8.25% at September 30, 2008.

NOTE 8 – STOCK-BASED COMPENSATION

As of September 30, 2008, the Company had three stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with SFAS 123R, “Share Based Payment.” The compensation cost that has been charged under salary and benefits expense in the other non-interest expense section of the consolidated statements of operations for these plans was $92,000 for the three months ended September 30, 2008 and $99,000 for the three months ended September 30, 2007. The compensation cost that has been charged under salary and benefits expense in the other non-interest expense section of the consolidated statements of operations for these plans for the nine month periods ended September 30, 2008 and September 30, 2007 was $275,000 and $301,000, respectively.

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

A summary of the status of the Stock Option Plan as of September 30, 2008 and 2007 is presented below:

	September 30, 2008			September 30, 2007
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	241,546	$11.50		241,546	$11.50

Granted	—	—		—	—

Forfeited	22,257	$11.50		—	—

Outstanding at end of quarter	219,289	$11.50	8 years	241,546	$11.50	9 years

Options exercisable at end of quarter	48,319	$11.50		—

Fair value of options granted	$3.27			$3.27

At September 30, 2008, stock options outstanding did not have an intrinsic value (as the stock price on that date was below the exercise price) and 78,273 options remained available for grant under the Stock Option Plan. Compensation expense amounted to $36,000 for the three months ended September 30, 2008 and $35,000 for the three months ended September 30, 2007 based on the vesting of 10,746 and 10,793 stock options earned respectively, through those dates. Compensation expense amounted to $105,000 for the nine months ended September 30, 2008 and 2007 based on the vesting of 32,003 and 32,017 options, respectively, through those dates. At September 30, 2008, $454,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 39 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (the “RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards to employees and non-employee directors for up to 119,025 shares of common stock. On November 15, 2006, the Board of Directors granted awards for an aggregate of 83,305 shares under the RRP to members of management and non-employee directors. Awards vest at a rate of 20% per year with the first vesting period ended December 31, 2007. The fair value of the awards on the grant date was $11.50. As of September 30, 2008, there were 16,665 shares vested and distributed to eligible participants. Compensation expense amounted to $38,000 for the three months ended September 30, 2008 and $43,000 for the three months ended September 30, 2007 based on the vesting of 3,336 and 3,721 shares, respectively. Compensation expense amounted to $114,000 for the nine months ended September 30, 2008 and $127,000 for the nine months ended September 30, 2007 based on the vesting of 9,935 shares and 11,042 shares, respectively through these dates. At September 30, 2008, $496,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 39 months.

Employee Stock Ownership Plan

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service. As of September 30, 2008, there were 15,870 allocated shares and 222,180 unallocated shares compared to 7,935 allocated shares and 230,115 unallocated shares at September 30, 2007. The ESOP compensation expense was $18,000 for the three months ended September 30, 2008 and $21,000 for the three months ended September 30, 2007 based on 1,984 shares earned. The ESOP compensation expense was $56,000 and $70,000, respectively, for the nine months ended September 30, 2008 and 2007 based on 5,951 shares earned.

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

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument, including judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates as provided by the Company’s custodial agent and investment advisor. Prices obtained from these sources include market quotations.

As discussed in Note 3, the Company adopted SFAS 157 effective January 1, 2008. SFAS 157 established a fair value hierarchy that prioritized the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). Immediately following its publication, the Company applied the provisions of FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

	Fair Value Measurements at September 30, 2008
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
Securities available for sale	$104,702	$—	$104,702	$—
Interest rate floor	685	—	685	—

Total	$105,387	$—	$105,387	$—

Nonrecurring Fair Value Changes

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The Level 3 disclosures shown below represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the present value of expected future cash flows, which often results in significant management assumptions and input with respect to the determination of fair value. There were no realized or unrealized gains or losses relating to Level 3 financial assets and liabilities measured on a nonrecurring basis for the nine months ended September 30, 2008.

	Fair Value Measurements – Nonrecurring at September 30, 2008
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$79	$—	$—	$79

Impaired loans, which are measured using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $107,000, with a valuation allowance of $28,000, resulting in additional provision for loan losses of $7,000 for the nine months ended September 30, 2008.

The Company’s adoption of SFAS 157 applies only to its financial instruments required to be reported at fair value. The adoption does not apply to those non-financial assets and non-financial liabilities for which the adoption was delayed until January 1, 2009 in accordance with FSP FAS 157-2.

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

NOTE 10 – TREASURY STOCK

During the quarter ended September 30, 2008, the Company repurchased 36,000 shares of common stock at an average cost of $9.17 per share. The 36,000 shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of September 30, 2008, there were 119,541 shares remaining to be repurchased under the existing stock repurchase program.

NOTE 11 – SUBSEQUENT EVENTS

On October 16, 2008, the Board of Directors declared a quarterly dividend of $0.05 per share on the Company’s common stock, payable on November 14, 2008 to shareholders of record as of October 30, 2008. Lake Shore, MHC, which owns 57.4% of the Company’s outstanding common stock elected to waive its right to receive cash dividends of approximately $182,000 for the three month period ended September 30, 2008 and $509,000 for the nine month period ended September 30, 2008. Lake Shore, MHC has waived approximately $1,090,000 of cash dividends cumulatively as of September 30, 2008. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

On October 16, 2008, the Company also announced that an agreement with First Niagara Financial Group was executed to purchase the former Greater Buffalo Savings Bank branch office (building and land) located on Delaware Avenue in Kenmore, New York for $1.3 million. The Company currently anticipates that the new branch will open on December 1, 2008. This will be the 9th branch location for Lake Shore Savings Bank.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2008 compared to the financial condition as of December 31, 2007 and the consolidated results of operations for the three and nine months ended September 30, 2008 and 2007.

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

Management Strategy

Our Reputation. With more than 117 years of service to our community, our primary management strategy has been to maintain our reputation as one of the most respected and recognized community banks in Western New York. We strive to accomplish this goal by continuing to emphasize our high quality customer service and financial strength. We are one of the largest lenders in market share of residential mortgages in Chautauqua County.

Branching. In 2003, we opened branch offices in Orchard Park and East Amherst, New York. These offices have generated deposits of $34.6 million and $26.6 million as of September 30, 2008, respectively. We also opened a branch office in Hamburg, New York in December 2005, which has generated deposits of $15.4 million as of September 30, 2008. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield, in Chautauqua County, New York and in East Amherst, Hamburg and Orchard Park in Erie County, New York. We plan on opening a new branch office in Kenmore, New York in December 2008. Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending. Historically, our lending portfolio has been composed predominantly of residential mortgage loans. At September 30, 2008 and December 31, 2007, we held $172.2 million and $157.8 million of residential mortgage loans, respectively, which constituted 73.9% and 72.4% of our total loan portfolio, at such respective dates. We also originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At September 30, 2008 and December 31, 2007, our commercial real estate loan portfolio consisted of loans totaling $19.1 million and $20.4 million respectively, or 8.2% and 9.4%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At September 30, 2008 and December 31, 2007, our commercial loan portfolio consisted of loans totaling $7.2 million and $8.2 million, respectively, or 3.1% and 3.8%, respectively, of total loans. Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans. We will sell loans when appropriate and will retain servicing rights to those loans. We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent. Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. At September 30, 2008 and December 31, 2007, our investment securities totaled $107.7 million and $109.0 million, respectively.

Treasury Yield Curve. As with all community banks, we face a challenge in monitoring our interest rate risk. Banks generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped. As of December 31, 2006, the treasury yield curve was inverted, with the federal funds rate and short-term treasury bill rates higher than rates on long-term treasury bills. On July 1, 2007, the yield curve was virtually flat at 5%. During the remainder of 2007 and in 2008, the Federal Reserve cut the federal funds rate 8 times and as of September 30, 2008, the federal funds rate was 1.50%. During 2008, there have been unprecedented dislocations in the markets including the failure of large investment banks, the conservatorship of FNMA/FHLMC, a global liquidity crisis, continuing housing market declines and an ongoing credit crisis with financial institutions. In response, there have been coordinated global initiatives and significant injections of capital and liquidity into the capital markets and financial institutions. These actions have caused the yield curve to shift down. Rates on short-term treasury bills and rates on intermediate-term treasury bills have dropped significantly. As a result, the yield curve now has a positive slope. For example, the yield on the two year Treasury note declined from 3.98% as of September 30, 2007 to 1.96% as of September 30, 2008. The yield on the 10 year Treasury note declined from 4.59% as of September 30, 2007 to 3.82% as of September 30, 2008. However, because of credit concerns over mortgage related securities, the yield spread for mortgage securities widened over Treasury bonds. For example, on September 30, 2007, we offered a 30 year fixed rate mortgage at 6.375%. On September 30, 2008, the rate we offered on this loan type was 6.25%, a decline of only 12.5 basis points. Given the changes to the treasury yield curve and spread relationships, our net interest margin could improve if our funding costs decline and if interest rates on loans remain relatively unchanged.

Interest Rate Risk. Our strategy to improve interest income was to increase our interest rate risk exposure. To mitigate the risk of falling interest rates on our adjustable rate home equity and commercial loans, we purchased an interest rate floor product during August 2006 on a notional principal amount of $10 million. This product allows us to receive payments if the prime rate drops below 8%. The prime rate as of September 30, 2008 was 5%. As a result, we now receive payments on the interest rate floor product, which will partially offset the expected reduction in loan interest income on adjustable rate loans that are tied to the prime rate. The interest rate floor expires on August 11, 2011. Refer to Note 2 in the Notes to our Consolidated Financial Statements for more information.

We believe that the cumulative impact of the strategies we elected to pursue have protected us from having a more severe exposure to falling interest rates. We believe that our current capital position and success in the core banking services of lending and deposits will result in sustained earnings going forward.

We employ a third party financial advisor to assist us in managing our investment portfolio and developing balance sheet strategies. At September 30, 2008 and December 31, 2007, we had $104.7 and $105.9 million, respectively, invested in securities available for sale, the majority of which are mortgage-backed, collaterized mortgage obligations (CMOs) and municipal securities. We do not own any collateralized debt obligations (CDOs) or structured investment vehicles (SIVs).

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

Other than Temporary Impairment

With the continued disruption of the securities and housing markets, we found it necessary to write down four asset-backed securities in our investment portfolio during the second quarter of 2008. The write-down resulted in a pre-tax loss of $1.7 million ($1.3 million, net of tax), which was recorded in the “Other Non-interest Income” section of the consolidated statements of operations. The securities were rated “AAA” by the major rating agencies when purchased. Three of the securities are collateralized by second lien home equity loans to prime borrowers. Since the collateral was on a second lien position, these securities were “wrapped” by an insurance guarantee issued by Financial Guaranty Insurance Co. (FGIC). FGIC also “wrapped” other mortgage-backed and asset-backed securities. As a result of FGIC’s exposure to the sub-prime housing market and inability to raise additional capital, the major rating agencies downgraded FGIC. As a result of FGIC’s downgrade, the major rating agencies downgraded the ratings on these securities and the fair market value of these securities experienced significant declines. The fourth security is backed by first lien residential mortgages to sub-prime borrowers. The majority of the mortgages are adjustable rate loans. The security now has a mix of ratings including several at the “AAA” level. However, the fair market value of the security has declined significantly. The price declines, current accounting rules and associated SEC guidance contributed to management’s determination that the impairment on these securities was “other-than-temporary.” It should be noted that all these securities continue to make payments in accordance with their terms as of September 30, 2008.

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

	At September 30, 2008		For the Three Months ended September 30, 2008			For the Three Months ended September 30, 2007
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold & other interest-bearing deposits	$17,615	1.71%	$18,286	$97	2.12%	$1,348	$3	0.89%
Securities	107,672	4.79%	110,150	1,313	4.77%	111,319	1,251	4.50%
Loans	233,642	6.04%	231,469	3,620	6.26%	212,435	3,523	6.63%

Total interest-earning assets	358,929	5.45%	359,905	5,030	5.59%	325,102	4,777	5.88%
Other assets	29,414		26,918			26,464

Total assets	$388,343		$386,823			$351,566

Interest-bearing liabilities:
Demand and NOW accounts	$34,843	0.45%	$36,593	$35	0.38%	$36,907	$60	0.65%
Money market accounts	23,324	1.01%	23,528	53	0.90%	24,040	79	1.31%
Savings accounts	28,681	0.55%	29,866	42	0.56%	27,427	35	0.51%
Time deposits	166,424	3.57%	160,912	1,461	3.63%	138,671	1,575	4.54%
Borrowed funds	53,730	4.18%	54,249	540	3.98%	45,668	517	4.53%
Other interest-bearing liabilities	1,364	8.80%	1,367	30	8.78%	1,391	30	8.63%

Total interest bearing liabilities	308,366	2.87%	306,515	2,161	2.82%	274,104	2,296	3.35%

Other non-interest bearing liabilities	27,856		27,546			24,826
Stockholders’ equity	52,121		52,762			52,636

Total liabilities and stockholders’ equity	$388,343		$386,823			$351,566

Net interest income				$2,869			$2,481

Interest rate spread					2.77%			2.53%
Net interest margin					3.19%			3.05%

	At September 30, 2008		For the Nine Months ended September 30, 2008			For the Nine Months ended September 30, 2007
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold & other interest-bearing deposits	$17,615	1.71%	$13,018	$226	2.31%	$4,264	$114	3.56%
Securities	107,672	4.79%	109,667	3,869	4.70%	110,513	3,737	4.51%
Loans	233,642	6.04%	225,293	10,582	6.26%	208,259	9,849	6.31%

Total interest-earning assets	358,929	5.45%	347,978	14,677	5.62%	323,036	13,700	5.65%
Other assets	29,414		26,392			25,420

Total assets	$388,343		$374,370			$348,456

Interest-bearing liabilities:
Demand and NOW accounts	$34,843	0.45%	$36,145	$118	0.44%	$37,007	$183	0.66%
Money market accounts	23,324	1.01%	23,516	176	1.00%	24,804	247	1.33%
Savings accounts	28,681	0.55%	28,065	118	0.56%	26,883	102	0.51%
Time deposits	166,424	3.57%	149,974	4,456	3.96%	140,341	4,693	4.46%
Borrowed funds	53,730	4.18%	56,239	1,683	3.99%	43,579	1,450	4.44%
Other interest-bearing liabilities	1,364	8.80%	1,374	90	8.73%	1,396	90	8.60%

Total interest bearing liabilities	308,366	2.87%	295,313	6,641	3.00%	274,010	6,765	3.29%

Other non-interest bearing liabilities	27,856		25,472			20,925
Stockholders’ equity	52,121		53,585			53,521

Total liabilities and stockholders’ equity	$388,343		$374,370			$348,456

Net interest income				$8,036			$6,935

Interest rate spread					2.62%			2.36%
Net interest margin					3.08%			2.86%

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

	Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$9	$85	$94
Securities	75	(13)	62
Loans	(208)	305	97

Total interest-earning assets	(124)	377	253

Interest-bearing liabilities:
Demand and NOW accounts	(24)	(1)	(25)
Money market accounts	(24)	(2)	(26)
Savings accounts	4	3	7
Time deposits	(344)	230	(114)

Total deposits	(388)	230	(158)
Borrowed funds and other	(66)	89	23

Total interest-bearing liabilities	(454)	319	(135)

Change in net interest income	$330	$58	$388

	Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$(52)	$164	$112
Securities	161	(29)	132
Loans	(68)	801	733

Total interest-earning assets	41	936	977

Interest-bearing liabilities:
Demand and NOW accounts	(61)	(4)	(65)
Money market accounts	(59)	(12)	(71)
Savings accounts	11	5	16
Time deposits	(545)	308	(237)

Total deposits	(654)	297	(357)
Borrowed funds and other	(156)	389	233

Total interest-bearing liabilities	(810)	686	(124)

Change in net interest income	$851	$250	$1,101

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

For the three months ended September 30, 2008, the average yield on our loan portfolio and investment portfolio was 6.26% and 4.77%, respectively, in comparison to rates of 6.63% and 4.50%, respectively, for the three months ended September 30, 2007. The decrease in yield on the loan portfolio was impacted by $102,000 of income earned on the interest rate floor product during the three month period ended September 30, 2008 as compared to income of $176,000 during the same three month period in 2007. This income is reflected in loan interest income. Overall the average yield on our interest earning assets has decreased by 0.29% for the three months ended September 30, 2008 in comparison to the three months ended September 30, 2007. For the three months ended September 30, 2008, the average rate that we were paying on deposit products decreased by 0.54% in comparison to the same period in the prior year. Furthermore, the interest paid on our borrowings had decreased from 4.53% to 3.98%. Our interest rate spread for the three months ended September 30, 2008 was 2.77%, which was a 0.24% increase in comparison to the three months ended September 30, 2007. Our net interest margin was 3.19% and 3.05% for the three months ended September 30, 2008 and 2007, respectively.

For the nine months ended September 30, 2008, the average yield on our loan and investment portfolios was 6.26% and 4.70%, respectively, in comparison to rates of 6.31% and 4.51%, respectively, for the nine months ended September 30, 2007. Overall, the average yield on our interest earning assets has decreased by 0.03% for the nine months ended September 30, 2008 in comparison to the nine months ended September 30, 2007. For the nine months ended September 30, 2008, the average rate that we were paying on deposit products had decreased by 0.31% in comparison with the same period in the prior year. Furthermore, the interest paid on our borrowings had decreased from 4.44% to 3.99%. Our interest rate spread for the nine months ended September 30, 2008 was 2.62% which was a 0.26% increase in comparison to the nine months ended September 30, 2007. Our net interest margin was 3.08% and 2.86% for the nine months ended September 30, 2008 and 2007, respectively.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets at September 30, 2008 were $388.3 million, an increase of $30.5 million, from $357.8 million at December 31, 2007. The increase in total assets from December 31, 2007 is attributable to an increase of $14.6 million in cash and cash equivalents and an increase of $14.9 million in loans receivable, net.

Cash and cash equivalents increased by $14.6 million, from $10.1 million as of December 31, 2007 to $24.7 million as of September 30, 2008. The increase is attributable to a $13.1 million increase in federal funds sold. Federal funds sold increased due to an increase in deposits of $34.4 million from December 31, 2007 to September 30, 2008. As of September 30, 2008, a portion of the deposit growth had not yet been utilized for loan proceeds or invested in available for sale securities.

Securities available for sale decreased by $1.2 million to $104.7 million at September 30, 2008 from $105.9 million at December 31, 2007. The reduction is due to the receipt of principal payments of $14.7 million partially offset by purchases of $16.6 million and a $1.7 million other than temporary impairment write-down in the second quarter of 2008. Management determined that four non-agency asset-backed securities were other than temporarily impaired during the second quarter of 2008 which resulted in a $1.7 million write-down before taxes ($1.3 million, net of tax). See “Other than Temporary Impairment” above.

Loans receivable, net increased by $14.9 million, or 6.8%, to $233.6 million at September 30, 2008 from $218.7 million at December 31, 2007. The table below shows the changes in loan volume by loan type between December 31, 2007 and September 30, 2008:

	September 30, 2008	December 31, 2007	Change
			$	%
	(in thousands)
Real Estate Loans:
Residential, 1-4 Family	$172,179	$157,834	$14,345	9.1%
Home Equity	26,908	26,569	339	1.3%
Commercial	19,056	20,394	(1,338)	(6.6)%
Construction	5,072	2,775	2,297	82.8%

Total Real Estate Loans	223,215	207,572	15,643	7.5%

Commercial Loans	7,210	8,246	(1,036)	(12.6)%
Consumer Loans	2,449	2,306	143	6.2%

Total Gross Loans	232,874	218,124	14,750	6.8%
Allowance for Loan Losses	(1,412)	(1,226)	(186)	15.2%
Net deferred loan costs	2,180	1,813	367	20.2%

Loans receivable, net	$233,642	$218,711	$14,931	6.8%

The increase in residential mortgage lending is attributable to an increase in loan applications received and approved for construction or purchase of new and existing homes during the nine month period ended September 30, 2008. Residential mortgage loans and commercial real estate loans represented 73.9% and 8.2%, respectively, of the loan portfolio at September 30, 2008. We do not carry any “sub-prime” loans in our loan portfolio.

The table below shows changes in deposit volumes by type of deposit between December 31, 2007 and September 30, 2008:

	September 30, 2008	December 31, 2007	Change
			$	%
	(in thousands)
Demand Deposits:
Non-interest bearing	$21,967	$19,321	$2,646	13.7%
Interest bearing	34,843	37,934	(3,091)	(8.1)%
Money market	23,324	23,202	122	0.5%
Savings	28,681	25,282	3,399	13.4%
Time deposits	166,424	135,089	31,335	23.2%

Total Deposits	$275,239	$240,828	$34,411	14.3%

The overall increase in savings accounts is primarily attributable to new commercial customers. The increase in time deposits is attributable to our ability to offer or match competitive interest rates in our market area.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, decreased to $53.7 million as of September 30, 2008 from $56.4 million at December 31, 2007. Short-term borrowings decreased $15.9 million, from $18.5 million at December 31, 2007, to $2.7 million at September 30, 2008, while long-term debt increased $13.1 million, from $37.9 million at December 31, 2007, to $51.1 million at September 30, 2008. The Company shifted certain short-term borrowings to long-term debt to lower our borrowing costs, by taking advantage of the drop in interest rates which occurred in the first half of 2008.

Total stockholders’ equity decreased by $1.3 million, from $53.5 million at December 31, 2007, to $52.1 million at September 30, 2008. The decrease is primarily attributable to the purchase of $889,000 in outstanding common stock under our stock repurchase plan during 2008 and to a $954,000 decrease in mark to market value, net of tax on securities available for sale. Dividends declared and paid during the nine months ended September 30, 2008 further reduced stockholders’ equity by $375,000. These decreases were partially offset by net income of $599,000 and an increase in stock-based compensation expenses of $275,000.

Comparison of Results of Operations for the Three Months Ended September 30, 2008 and 2007

General. Net income was $867,000 for the three months ended September 30, 2008, a net increase of $325,000, or 60.0%, compared to net income of $542,000 for the three months ended September 30, 2007. The increase in net income is attributable to an increase in net interest income of $388,000, or 15.6%, from $2.5 million for the three months ended September 30, 2007 to $2.9 million for the three months ended September 30, 2008. Non-interest income also increased $155,000, or 29.3%, from $530,000 for the three months ended September 30, 2007 to $685,000 for the three months ended September 30, 2008. Earnings per share increased $0.05, or 55.6%, from $0.09 per share for the three months ended September 30, 2007 to $0.14 per share for the three months ended September 30, 2008.

Interest Income. Interest income increased $253,000, or 5.3%, from $4.8 million for the three months ended September 30, 2007 to $5.0 million for the three months ended September 30, 2008. Approximately $97,000 of this increase is attributable to an increase in loan interest income from $3.5 million for the three months ended September 30, 2007 to $3.6 million for the three months ended September 30, 2008. The average balance on our loan portfolio increased $19.0 million, from an average balance of $212.4 million for the three months ended September 30, 2007 to an average balance of $231.5 million for the three months ended September 30, 2008. The average yield on our loan portfolio decreased from 6.63% to 6.26% for the three months ended September 30, 2007 and 2008, respectively. The decrease in the average yield is attributable to a decrease in income received on the interest rate floor product from $176,000 during the three months ended September 30, 2007 to $102,000 during the three month period ended September 30, 2008. The interest on investment securities increased by $62,000 for the three month period ended September 30, 2008, compared to the same period in 2007. The investment portfolio had an average yield of 4.77% for the three months ended September 30, 2008 compared to an average yield of 4.50% for the three months ended September 30, 2007. Other interest income, which includes interest income on Fed funds sold and other interest bearing deposits increased by $94,000 in the three months ended September 30, 2008 compared to the same period in 2007. Interest on Fed funds sold increased by $77,000 due to an increase in the average balance of Fed funds sold and other interest bearing deposits from $1.3 million during the three months ended September 30, 2007 to $18.3 million for the three months ended September 30, 2008.

Interest Expense. Interest expense decreased by $135,000, or 5.9%, from $2.3 million for the three months ended September 30, 2007 to $2.2 million for the three months ended September 30, 2008. The interest paid on deposits decreased by $158,000 from $1.8 million for the three months ended September 30, 2007 to $1.6 million for the three months ended September 30, 2008. This decrease was due to a decrease in the average rate paid on interest bearing deposits from 3.08% for the three months ended September 30, 2007 to 2.54% for the three months ended September 30, 2008. The interest expense related to advances from the Federal Home Loan Bank of New York increased $23,000 from $517,000 for the three months ended September 30, 2007 to $540,000 for the three months ended September 30, 2008. While the average rate on these borrowings decreased from 4.53% to 3.98% for the three months ended September 2007 and 2008, respectively, the average balance increased from $45.7 million to $54.2 million for the three month periods ended September 30, 2007 and 2008, respectively.

Provision for Loan Losses. Provision for loan losses increased by $150,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Management deemed the increase necessary due to a $5.9 million increase in residential loans since June 30, 2008 and due to a downgrade in classification for a single, delinquent commercial loan.

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

Non-interest Income. For the three months ended September 30, 2008, non-interest income was $685,000 compared to $530,000 for the three month period ended September 30, 2007, an increase of $155,000 or 29.3%. The increase in non-interest income is primarily due to a $144,000 increase in service charges and fees in the three months ended September 30, 2008 compared to the same period in 2007. In February 2008, the Company implemented a new fee-based service, resulting in increased fee income in the 2008 period.

Non-interest Expense. Non-interest expense increased $101,000, or 4.4%, to $2.4 million for the quarter ended September 30, 2008 from $2.3 million for the quarter ended September 30, 2007. The increase was partly attributable to an increase in occupancy and equipment expenses of $27,000, due to maintenance and repairs on existing buildings. Advertising expense increased $23,000 in the third quarter of 2008 in comparison to the same period last year primarily due to increased print advertising. Expenses related to collections, including maintenance, legal and realtor expenses for foreclosed properties, increased by $21,000 in the third quarter of 2008 in comparison to the same period last year. This increase was primarily due to the receipt of $14,000 in insurance funds on foreclosed properties in the third quarter of 2007, which decreased the overall expense during that period. Lastly, non-interest expense was impacted by a $12,000 expense recorded in the third quarter of 2008 due to the retirement of an outdated ATM unit that was not fully depreciated.

Income Tax Expense. Income tax expense decreased by $33,000, or 18.1%, from $182,000 for the three months ended September 30, 2007 to $149,000 for the three months ended September 30, 2008. The decrease in income tax expense is largely attributable to an increase in tax exempt income on our municipal bond portfolio. As a result, our projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance increased significantly as it related to our projection of pre-tax income for the year, causing our effective tax rate estimate to decrease to 16.6%. This decrease combined with the impact on our effective tax rate recognized for the quarters ended March 31, 2008 and June 30, 2008, resulted in our effective tax rate decreasing from 25.1% for the quarter ended September 30, 2007 to 14.7% for the quarter ended September 30, 2008.

Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and 2007

General. Net income was $599,000 for the nine months ended September 30, 2008, a decrease of $544,000 or 47.6%, compared to net income of $1.1 million for the nine months ended September 30, 2007. Earnings per share decreased $.09 per share, or 47.4%, from $0.19 per diluted share for the nine months ended September 30, 2007 to $0.10 per diluted share for the nine months ended September 30, 2008. The decrease in net income is primarily attributable to the Company recording a $1.7 million other than temporary impairment writedown associated with non-agency, asset-backed securities in the second quarter of 2008. See “Other than Temporary Impairment” above. Excluding the impairment charge, the Company would have had net income of $1.8 million for the nine months ended September 30, 2008, an increase of $700,000, or 63.4%, in comparison to the same period in the prior year and earnings per diluted share would have been $0.29.

Interest Income. Interest income increased $977,000, or 7.1%, from $13.7 million for the nine months ended September 30, 2007 to $14.7 million for the nine months ended September 30, 2008. Loan interest income increased by $733,000, or 7.4%, to $10.6 million for the nine months ended September 30, 2008. The increase in loan interest income is primarily due to an increase in the average balance on our loan portfolio. The average balance on our loan portfolio increased $17.0 million from an average balance of $208.3 million for the nine months ended September 30, 2007 to $225.3 million for the nine months ended September 30, 2008. Investment interest income increased by $132,000, or 3.5%, from $3.7 million for the nine months ended September 30, 2007 to $3.9 million for the nine months ended September 30, 2007. The investment portfolio had an average yield of 4.70% for the nine months ended September 30, 2008 compared to an average yield of 4.51% for the nine months ended September 30, 2007. Interest income on fed funds and other interest bearing deposits increased $112,000, or 98.3%, for the nine month period ended September 30, 2008 compared to the nine months ended September 30, 2007. The average balance of fed funds and other interest bearing deposits was $13.0 million and the average yield was 2.31% for the nine months ended September 30, 2008 compared to an average balance of $4.3 million and average yield of 3.56% for the nine months ended September 30, 2007.

Interest Expense. Interest expense decreased by $124,000, or 1.8%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Interest expense on deposits decreased by $357,000, or 6.8%, from $5.2 million for the nine months ended September 30, 2007 to $4.9 million for the nine months ended September 30, 2008. However, despite an increase in the average balance of deposits, the average rate on deposits decreased from 3.04% to 2.73% for the periods ending September 30, 2007 and 2008, respectively. The average balance on deposits increased by $8.7 million to $237.7 million for the nine months ended September 30, 2008 compared to $229.0 million for the nine months ended September 30, 2007. The interest expense related to advances from the Federal Home Loan Bank of New York increased by $233,000, or 16.1%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. While the average rate on these borrowings decreased from 4.44% for the nine month period ended September 30, 2007 to 3.99% for the nine months ended September 30, 2008, the average balance increased from $43.6 million to $56.2 million for the same periods.

Provision for Loan Losses. Provision for loan losses increased $255,000 for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007. Management deemed the increase necessary due to a $14.3 million increase in residential loans since December 31, 2007 and due to a downgrade in classification for a single, delinquent commercial loan.

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

Non-interest Income. For the nine months ended September 30, 2008, non-interest income was $190,000, which was a decrease of $1.3 million in comparison to the same period in the prior year. The decrease was due to a $1.7 million other-than-temporary impairment charge recorded on certain non-agency asset-backed securities. See “Other than Temporary Impairment” above. Excluding the impairment charge, the Company would have recorded non-interest income for the nine months ended September 30, 2008 of $1.9 million, a 28.9% increase over the nine months ended September 30, 2007, mainly due to the implementation of a new fee based income service in February 2008.

Non-interest Expense. Non-interest expense was $7.2 million for the nine months ended September 30, 2008 compared to $6.9 million for the same period in 2007, an increase of $285,000, or 4.1%. Salary and personnel expense increased by $34,000, or 0.9%, due to annual salary increases and the addition of two lending officers’, offset by decreases in benefit costs due to employee and director retirements. Advertising expense increased by $100,000 for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007 primarily due to costs incurred in 2008 for television, print and sponsorship advertising in our Erie County market area. Data processing expenses increased by $46,000 due to increased transactions and expense for ATM and debit card transactions. Occupancy expense increased by $55,000 due to increased costs for property taxes, utilities, equipment maintenance contracts and property maintenance. Expenses related to collections, including maintenance, legal and realtor expenses for foreclosed properties, increased by $35,000 in comparison to the same period last year. This was partly attributable to receipt of $20,000 in insurance funds on foreclosed properties in 2007, which decreased the overall expense during that period.

Income Tax Expense. Income tax expense decreased by $196,000, or 62.2%, from $315,000 for the nine months ended September 30, 2007 to $119,000 for the nine months ended September 30, 2008. The decrease in income tax expense is largely attributable to the impact of the pre-tax impairment charge discussed above as well as an increase in our tax-exempt income on our municipal bond portfolio. As a result, our projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance increased significantly as it related to our projection of pre-tax book income for the year, causing our effective tax rate estimate to decrease from 21.6% for the nine months ended September 30, 2007 to 16.6% for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which as of August 1, 2008, allowed us to borrow up to $26.8 million on an overnight line of credit and $26.8 million on a one-month overnight repricing line of credit. We had no borrowings through either of these agreements as of September 30, 2008. We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans. At September 30, 2008, we had outstanding advances on this agreement totaling $53.7 million.

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

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities. For the nine months ended September 30, 2008, we originated loans of approximately $51.3 million in comparison to approximately $37.0 million of loans originated during the nine month period ended September 30, 2007. Purchases of investment securities totaled $16.6 million in the nine months ended September 30, 2008 and $13.4 million in the nine months ended September 30, 2007.

At September 30, 2008, we had loan commitments to borrowers of approximately $7.9 million and overdraft lines of protection and unused home equity lines of credit of approximately $25.7 million.

Total deposits were $275.2 million at September 30, 2008, as compared to $240.8 million at December 31, 2007. Time deposit accounts scheduled to mature within one year were $107.2 million at September 30, 2008. The increase in total deposits occurred as a result of offering and matching competitive rates in our market area. We anticipate that a significant portion of the time deposits that are scheduled to mature within one year will remain with us.

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

Recent Regulatory Updates

In response to the recent crises affecting the financial markets, the federal government has taken unprecedented steps in an attempt to stabilize and provide liquidity to the U.S. financial markets. Under the Emergency Economic Stabilization Act of 2008 (“EESA”) and the Troubled Asset Relief Program Capital Purchase Program (“CPP”), the U.S. Treasury will make $250 billion of capital available to U.S. financial institutions and potentially other financial and commercial firms by purchasing preferred stock in these institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Total Risk–Weighted Assets, with a maximum investment equal to the lesser of 3% of Total Risk–Weighted Assets or $25 billion. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock having an aggregate market price equal to 15% of the preferred stock purchased. We are still evaluating whether to participate in the CPP and are awaiting guidance from the U.S. Treasury regarding institutions with MHC structures like ours.

In addition, the Federal Deposit Insurance Corporation (“FDIC”) announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system. All eligible institutions are automatically enrolled in the TLGP for the first 30 days at no cost. Organizations that do not wish to participate in the TLGP must opt out by December 5, 2008. After that time, participating entities will be charged fees. The TLGP has two components. The FDIC will provide a complete guarantee of newly issued senior unsecured debt of the participating organizations, within a certain limit, issued between October 14, 2008 and June 30, 2009. For such debts maturing beyond June 30, 2009, the guarantee will remain in effect until June 30, 2012. An annualized fee of 75 basis points multiplied by the amount of debt issued from October 14, 2008 (and still outstanding on December 6, 2008), through June 30, 2009 will be charged. The other component provides full FDIC insurance coverage for non–interest bearing transaction deposit accounts, regardless of dollar amount until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest–bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of the TLGP. We do plan to participate in the TLGP component which allows us to provide full FDIC insurance coverage for non-interest bearing transaction accounts, but plan to opt out of the component relating to the complete guarantee of newly issued senior unsecured debt.

It is not clear at this time whether our decision to participate or not to participate in either the CPP or our decision to participate in a portion of the TLGP will have an effect on our business or financial condition. In addition, there is no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit. It could also cause declines in our investment portfolio which could result in an “other-than-temporary impairments charge.”

Loans Past Due and Non-performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $1.6 million at September 30, 2008 and $1.7 million at December 31, 2007.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At September 30, 2008	At December 31, 2007
	(Dollars in thousands)
Loans past due 90 days or more but still accruing interest:
Mortgage loans on real estate:
One-to-four family	$486	$209
Construction	—	—
Commercial real estate	47	208
Home equity loans and lines of credit	129	65
Other loans:
Commercial loans	17	85
Consumer loans	—	—

Total	$679	$567

Loans accounted for on a nonaccrual basis:
Mortgage loans on real estate:
One-to-four family	$696	$918
Construction	—	—
Commercial real estate	150	107
Home equity loans and lines of credit	49	42
Other loans:
Commercial loans	2	—
Consumer loans	14	10

Total non-accrual loans	911	1,077

Total nonperforming loans	1,590	1,644

Foreclosed real estate	58	61
Restructured loans	—	—

Total nonperforming assets	$1,648	$1,705

Ratios:
Nonperforming loans as a percent of total net loans:	0.68%	0.75%
Nonperforming assets as a percent of total assets:	0.42%	0.48%

The following table sets forth activity in our allowance for loan losses and other ratios for the dates indicated.

	For the Nine Months Ended September 30, 2008	For the Year Ended December 31, 2007
	(Dollars in thousands)
Balance at beginning of period:	$1,226	$1,257
Provision for loan losses	300	105

Charge-offs:
Mortgage loans on real estate:
One-to-four family	92	25
Construction loans	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	80
Other loans:
Commercial loans	13	19
Consumer loans	14	15

Total charge-offs	119	139

Recoveries:
Mortgage loans on real estate:
One-to-four family	—	—
Construction	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	—
Other loans:
Commercial loans	3	—
Consumer loans	2	3

Total recoveries	5	3

Net charge-offs	114	136

Balance at end of period	$1,412	$1,226

Average loans outstanding	$225,293	$210,610

Ratio of net charge-offs to average loans outstanding	0.05%	0.06%

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 7 of the Notes to Consolidated Financial Statements for a summary of loan commitments outstanding as of September 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management of Market Risk

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at September 30, 2008 from the information presented in the Company’s Form 10-K for the year ended December 31, 2007.

Item 4T.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2008, to ensure that information relating to us, which is required to be disclosed in the reports we file with the SEC under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1A.	Risk Factors

The following risk factor represents a change and addition to, and should be read in conjunction with, “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent developments affecting the financial markets presently have an unknown effect on our business.

In response to the recent crises affecting the financial markets, the federal government has taken unprecedented steps in an attempt to stabilize and provide liquidity to the U.S. financial markets. Under the Emergency Economic Stabilization Act of 2008 (“EESA”) and the Troubled Asset Relief Program Capital Purchase Program (“CPP”), the U.S. Treasury will make $250 billion of capital available to U.S. financial institutions and potentially other financial and commercial firms by purchasing preferred stock in these institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Total Risk–Weighted Assets, with a maximum investment equal to the lesser of 3% of Total Risk–Weighted Assets or $25 billion. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock having an aggregate market price equal to 15% of the preferred stock purchased. We are still evaluating whether to participate in the CPP and are awaiting guidance from the U.S. Treasury regarding institutions with MHC structures like ours.

In addition, the Federal Deposit Insurance Corporation (“FDIC”) announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system. All eligible institutions are automatically enrolled in the TLGP for the first 30 days at no cost. Organizations that do not wish to participate in the TLGP must opt out by December 5, 2008. After that time, participating entities will be charged fees. The TLGP has two components. The FDIC will provide a complete guarantee of newly issued senior unsecured debt of the participating organizations, within a certain limit, issued between October 14, 2008 and June 30, 2009. For such debts maturing beyond June 30, 2009, the guarantee will remain in effect until June 30, 2012. An annualized fee of 75 basis points multiplied by the amount of debt issued from October 14, 2008 (and still outstanding on December 6, 2008), through June 30, 2009 will be charged. The other component provides full FDIC insurance coverage for non–interest bearing transaction deposit accounts, regardless of dollar amount until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest–bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of the TLGP. We do plan to participate in the TLGP component which allows us to provide full FDIC insurance coverage for non-interest bearing transaction accounts, but plan to opt out of the component relating to the complete guarantee of newly issued senior unsecured debt.

It is not clear at this time whether our decision to participate or not to participate in either the CPP or our decision to participate in a portion of the TLGP will have an effect on our business or financial condition. In addition, there is no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit. It could also cause declines in our investment portfolio which could result in an “other-than-temporary impairments charge.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended September 30, 2008:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1), (2)
July 1, 2008 through July 31, 2008	15,000	$8.32	15,000	34,445
August 1, 2008 through August 31, 2008	5,000	$9.30	5,000	135,541
September 1, 2008 through September 30, 2008	16,000	$9.93	16,000	119,541
Total	36,000	$9.17	36,000	119,541

(1)	On November 16, 2007, the Company announced that the Board of Directors had approved its second stock repurchase plan pursuant to which the Company could repurchase up to 141,342 shares of its outstanding common stock. This amount represented 5% of the Company’s outstanding stock not owned by Lake Shore, MHC.
(2)	On August 27, 2008, the Company announced that the Board of Directors had approved its third stock repurchase plan pursuant to which the Company could repurchase up to 135,541 shares of its outstanding common stock. This amount represented 5% of the Company’s outstanding stock not owned by Lake Shore, MHC. The repurchase plan does not have an expiration date. This repurchase program superseded all of the prior Company stock repurchase programs.

Item 6.	Exhibits

3.1	Charter of Lake Shore Bancorp, Inc.[1]

3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[2]

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

1	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).
2	Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

/s/ David C. Mancuso
November 14, 2008	By:	David C. Mancuso
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Rachel A. Foley
November 14, 2008	By:	Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)