Form 10-K
period 2008-12-31
Lake Shore Bancorp, Inc.
filed 2009-03-31
CIK 1341318

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was $23,403,153 based on the per share closing price as of June 30, 2008 on the Nasdaq Global Market for the registrant’s common stock, which was $8.57.

There were 6,210,748 shares of the registrant’s common stock, $.01 par value per share, outstanding at March 25 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders	III

LAKE SHORE BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2008

PART I

Item 1.	Business.

General

Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” “us,” or “we”) is a federally-chartered corporation organized in 2006 and is registered as a savings and loan holding company with the Office of Thrift Supervision (“OTS”). Lake Shore Bancorp serves as the holding company for Lake Shore Savings Bank (“Lake Shore Savings”). As of March 25, 2009, Lake Shore, MHC, a federal mutual holding company registered as a savings and loan holding company with the OTS, owned 58.6% of the outstanding shares of Lake Shore Bancorp’s common stock. Our common stock is quoted on the Nasdaq Global Market under the symbol “LSBK.” Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Savings include Lake Shore Bancorp and Lake Shore Savings on a consolidated basis.

Lake Shore, MHC does not engage in any business activity other than its investment in a majority of the common stock of Lake Shore Bancorp. Federal law and regulations require that as long as Lake Shore, MHC is in existence, it must own at least a majority of Lake Shore Bancorp’s common stock.

At December 31, 2008, Lake Shore Bancorp had total assets of $407.8 million, of which $241.9 million was comprised of loans receivable and $112.9 million was comprised of available for sale securities. At December 31, 2008, total deposits were $293.2 million and total equity was $54.2 million.

For over 117 years we have served the local community of Dunkirk, New York. Lake Shore Savings was chartered as a New York savings and loan association in 1891. In 1987, we opened our second office in Fredonia, New York. Since 1993, we have more than tripled our asset-size and expanded to nine branch offices. In addition, we have added three administrative office buildings which comprise our corporate headquarters in Dunkirk, New York. Our principal business consists of (1) attracting retail deposits from the general public in the areas surrounding our corporate headquarters in Dunkirk, New York and nine branch offices in Chautauqua and Erie Counties, New York and (2) investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, home equity loans and lines of credit and commercial real estate loans and, to a lesser extent, commercial business loans, consumer loans, and investment securities. Our revenues are principally derived from interest generated from our loans and interest earned and dividends received on our investment securities. Our primary sources of funds for lending and investments are deposits, payments of loan principal, payments on mortgage-backed and asset-backed securities, maturities and calls of investment securities and income resulting from operations in prior periods.

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

Market Area

Our operations are conducted out of our corporate headquarters in Dunkirk, New York and nine branch offices. Our branches in Chautauqua County, New York are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield. In Erie County, New York our branch offices are located in Orchard Park, East Amherst, Hamburg and Kenmore. Our first branch in Erie County opened during April 2003 and the most recent branch opened in December 2008. We also have six stand-alone ATMs. The opening of the Orchard Park, East Amherst, Hamburg and Kenmore offices demonstrates the implementation of our growth strategy which is focused on expansion within Erie County while preserving our market share in Chautauqua County. We continue to be among the top residential mortgage lenders in Chautauqua County.

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

Erie County is a metropolitan center located on the western border of New York covering 1,058 square miles. Located within Erie County is the city of Buffalo, the second largest city in the State of New York. As the city of Buffalo has redeveloped, so too have its suburbs throughout Erie County, which also host the Buffalo Niagara International Airport in Cheektowaga, New York and professional sports franchises. One of the main commercial thorough-fares in Erie County is Transit Road, which has experienced robust development in recent years and is the location of one of our branch offices. Our newest branch office, which opened in December 2008, is in Kenmore, New York, also located in Erie County.

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

The current crisis affecting the national and global financial markets is not having a significant effect on the housing prices in our market area. However, unemployment rates in 2009 have increased which may affect our ability to originate residential mortgage loans.

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

To remain competitive, we provide superior customer service and are active participants in our local community. The following are examples of our commitment to customer service:

•	We built additional branch offices to both grow our customer base and to provide greater convenience to our existing customers.

•	We began offering a Direct Access Secure Hotline (DASH) with 24 hour, 7 days a week access to all customer accounts via telephone access.

•

In addition to online bill pay (added in 2005) and providing e-statements to our customers (added in 2006), we added a secure account management on-line banking website which allows customers instant access via the internet. We continue to upgrade our on-line banking as technology evolves and now offer check imaging through our website.

•

Customers with a Smart Account, which is a checking account, Free & Easy Checking or Money Market Checking, are offered a “Navigator Card,” our no-annual fee ATM/Debit card which may be used at ATM machines within our ATM network for deposits and withdrawals and as a debit card anywhere MasterCard is accepted.

•	We entered into alliances with Key Bank, NA and Evans National Bank to provide customers free access to their accounts with us through the ATMs of these institutions as well as our own.

•	We continue to upgrade our corporate headquarters, branch offices, ATMs and drive-through facilities to ensure that we are providing a high level of customer satisfaction.

•

We offer a variety of mortgage loan products, including: 5/1, 7/1 and 7/23 adjustable rate mortgages, an 80/15/5 loan, which is a combined mortgage and home equity product, a construction end loan, a “no closing cost” mortgage and home equity product, and a Rural Development Guaranteed Loan Program (GLP) mortgage loan, which provides 100% financing.

•	In our last three Community Reinvestment Act evaluations by the Office of Thrift Supervision, most recently concluding on November 28, 2007, we consistently received an “Outstanding” rating.

•

Since 2007, we have offered a Home Equity Line of Credit product which provides an option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest. As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount.

•

We implemented Remote Deposit services to our commercial customers, which allows the customer to deposit checks electronically from their place of business and provide access to detailed reports of their deposit activity. Customers gain efficiencies from time saved having to go to a branch office to make a deposit. In addition, we started issuing Business Debit Cards to allow our business customers the convenience of accessing their funds through the use of a debit card instead of writing checks. The Business Debit Card carries the MasterCard logo and enables the business to use their card anywhere MasterCard is accepted.

Lending Activities

General. We have a long-standing commitment to the origination of residential mortgage loans, including home equity loans, and we also originate commercial real estate, commercial and consumer loans. We currently retain substantially all of the loans that we originate; however, we have sold and may in the future sell residential mortgage loans into the secondary market, retaining servicing rights. At December 31, 2008, we had total loans of $240.5 million, of which $175.8 million, or 73.4%, were one-to-four family residential mortgages. Of residential mortgage loans outstanding at that date, 5.2% were adjustable-rate mortgage loans and 94.8% were fixed rate loans. At December 31, 2008, 11.7% of the loan portfolio was comprised of home equity loans, of which 65.5% were adjustable rate loans and 34.5% were fixed rate loans. The remainder of our loans at December 31, 2008, amounting to $35.7 million, or 14.9% of total loans, consisted of 8.1% commercial real estate loans, 2.7% construction loans, 3.1% commercial loans and 1.0% consumer loans, which includes personal loans, home improvement loans, overdraft lines of credit, automobile loans and guaranteed student loans.

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

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans:
One-to-four family	$175,808	73.35%	$157,834	72.36%	$149,408	72.72%	$148,172	71.85%	$142,222	71.14%
Commercial real estate	19,513	8.14	20,394	9.35	17,150	8.34	16,827	8.16	15,310	7.66
Construction loans	6,479	2.70	2,775	1.27	1,570	0.76	1,635	0.79	2,463	1.23
Home equity loans and lines of credit	28,143	11.74	26,569	12.18	25,896	12.60	28,624	13.88	28,442	14.23

	229,943	95.93	207,572	95.16	194,024	94.43	195,258	94.68	188,437	94.26

Other loans:
Commercial loans	7,403	3.09	8,246	3.78	8,746	4.26	8,264	4.00	8,615	4.30
Consumer loans	2,350	0.98	2,306	1.06	2,689	1.31	2,712	1.32	2,870	1.44

	9,753	4.07	10,552	4.84	11,435	5.57	10,976	5.32	11,485	5.74

Total loans	239,696	100.00%	218,124	100.00%	205,459	100.00%	206,234	100.00%	199,922	100.00%

Deferred loan costs	2,243		1,813		1,475		1,166		891
Allowance for loan losses	(1,476)		(1,226)		(1,257)		(1,240)		(1,288)

Loans, net	$240,463		$218,711		$205,677		$206,160		$199,525

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2008. The table does not include the effect of prepayments or scheduled principal amortization. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Real Estate One-to-Four Family	Real Estate Commercial	Home Equity	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$71	$37	$39	$—	$389	$1,160	$1,696
After one year through five years	2,836	617	4,736	—	1,296	642	10,127
Beyond five years	172,901	18,859	23,368	6,479	5,718	548	227,873

Total	$175,808	$19,513	$28,143	$6,479	$7,403	$2,350	$239,696

Interest rate terms on amounts due after one year:
Fixed rate	$166,616	$13,958	$9,685	$6,297	$2,654	$1,139	$200,349
Adjustable rate	9,121	5,518	18,419	182	4,360	51	37,651

Total	$175,737	$19,476	$28,104	$6,479	$7,014	$1,190	$238,000

The following table presents our loan originations, purchases, sales, and principal payments for the periods indicated.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Total loans:
Balance outstanding at beginning of period	$218,124	$205,459	$206,234	$199,922	$187,595

Originations:
Mortgage loans	61,229	44,046	30,806	36,504	40,737
Commercial and consumer loans	4,854	5,371	7,047	7,067	8,819

Total originations	66,083	49,417	37,853	43,571	49,556

Deduct:
Principal repayments:
Mortgage loans	34,587	29,641	31,303	30,498	31,235
Commercial and consumer loans	8,041	6,076	5,990	6,141	4,724

Total principal payments	42,628	35,717	37,293	36,639	35,959

Transfers to foreclosed real estate	422	81	357	118	374

Loan sales – Sonyma(1) and Freddie Mac Freddie Mac	1,311	482	406	—	—
Loan sales – guaranteed student loans (2)	2	333	402	419	592

Loans charged off	148	139	170	83	304

Total deductions	44,511	36,752	38,628	37,259	37,229

Balance outstanding at end of period	$239,696	$218,124	$205,459	$206,234	$199,922

(1)	State of New York Mortgage Agency.
(2)	During 2008, we were notified that Sallie Mae would no longer purchase student loans. As a result, we now retain student loans in our loan portfolio after a student graduates.

Residential Mortgage Lending. We emphasize the origination of residential mortgage loans secured by one-to-four family properties. At December 31, 2008, loans on one-to-four family residential properties accounted for $175.8 million, or 73.4%, of our total loan portfolio. Of residential mortgage loans outstanding on that date, 5.2% of our loans were adjustable rate mortgage loans and 94.8% were fixed rate loans. At December 31, 2008, approximately 69% of our residential mortgage portfolio was secured by property located in Chautauqua County, 26% by property located in Erie County and 5% by property located elsewhere. Approximately 14% of all residential loan originations during fiscal 2008 were re-financings of loans already in our portfolio.

Our loan originations are obtained from customers, residents of our local communities or referrals from local real estate agents, attorneys and builders. Management believes that the Erie County branch offices will be a significant source of new loan generation. Management believes that expanding our residential mortgage lending will continue to enhance our reputation as a service-oriented institution, particularly in Erie County, where we are actively developing and expanding our market presence.

Residential mortgage loan originations are generally for terms of 15, 20 or 30 years, amortized on a monthly basis with interest and principal due either bi-weekly or monthly. Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay most loans at their option without penalty. Conventional residential mortgage loans originated by us customarily contain “due-on-sale” clauses that permit us to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. We do not offer “interest only” mortgage loans or “negative amortization” mortgage loans.

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

Currently, our adjustable rate mortgage loans include limits on increases or decreases in the interest rate of the loan. The interest rate may increase or decrease by a maximum of 2% or 5% per adjustment period with a ceiling rate of 5% or 6%, depending on the product, over the life of the loan. These loans also carry a floor of 4.5%. The retention of adjustable rate mortgage loans in our loan portfolio helps reduce exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase due to the increase of interest cost to the borrower.

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

Home Equity Loans and Lines of Credit. We provide home equity loans and home equity lines of credit to our customers. We offer a home equity loan or line of credit with a minimum balance of $5,000 up to a maximum of 85% of the total loan to value ratio. Home equity lines of credit products, which have interest rates tied to prime, generally have a 15 year draw period and a 15 year payback period. A customer has the option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest. As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount. Fixed rate home equity loans range from terms of 5 to 15 years. These loans, as a group, totaled $28.1 million and $26.6 million at December 31, 2008 and 2007, respectively. At December 31, 2008, approximately 65.5% of such loans had adjustable rates and 34.5% had fixed rates. At December 31, 2008 and 2007, such loans constituted 11.7% and 12.2% of our total loan portfolio.

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location, and physical condition. At December 31, 2008 and 2007, our commercial real estate loan portfolio consisted of loans totaling $19.5 million and $20.4 million respectively, or 8.1% and 9.4%, respectively, of total loans. Of the commercial real estate portfolio at December 31, 2008, approximately 59% consisted of loans that are collateralized by properties in Chautauqua County and 41% by properties in Erie County. We lend up to a maximum loan-to-value ratio of 80% on commercial properties and require a minimum debt coverage ratio of 1.2 to 1. Commercial real estate lending involves additional risks compared with one-to-four family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than residential mortgage loans. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Our loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk and are designed to set such limits within those prescribed by applicable federal and state statutes and regulations.

Construction Loans. We originate loans to finance the construction of both one-to-four family homes and commercial real estate. These loans typically have a one-year construction period, whereby draws are taken and interest only payments are made. As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds. At the end of the construction period, the loan automatically converts to either a conventional or commercial mortgage, as applicable. At both December 31, 2008 and 2007, our construction loan portfolio consisted of loans totaling $6.5 million and $2.8 million, or 2.7% and 1.3%, respectively, of total loans.

Commercial Loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. The average commercial loan is for a principal amount of approximately $70,000. At December 31, 2008 and 2007, our commercial loan portfolio consisted of loans totaling $7.4 million and $8.2 million, respectively, or 3.1% and 3.8%, respectively, of total loans. Many commercial loans have variable interest rates tied to the prime rate, and are for terms generally not in excess of 7 years. Whenever possible, we collateralize these loans with a lien on business assets and equipment and the personal guarantees from principals of the borrower. Interest rates on commercial loans generally have higher yields than residential mortgages. We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases, and the refinancing of existing corporate debt.

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

Consumer Loans. We offer a variety of consumer loans. At December 31, 2008 and 2007, our consumer loan portfolio totaled $2.4 and $2.3 million, or 1.0% and 1.1%, respectively of total loans. The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit, which are available for amounts up to $5,000 for unsecured loans and greater amounts for secured loans depending on the type of loan and value of the collateral. Consumer loans, excluding overdraft lines of protection, generally are offered for terms of up to 10 years, depending on the collateral, at fixed interest rates. Our consumer loan portfolio also consists of new and used automobile loans, recreational vehicle loans, motorcycle loans, student loans guaranteed by New York State Higher Education Services Corporation (“HESC”), other unsecured consumer loans up to $5,000, secured and unsecured property improvement loans, and other secured loans.

Generally, the volume of consumer lending has declined as borrowers have opted for home equity lines, where a mortgage-interest federal tax deduction is available, as compared to unsecured loans or loans secured by property other than residential real estate. We continue to make automobile loans directly to the borrowers and primarily on used vehicles. We also maintain a portfolio of guaranteed student loans, guaranteed by New York State HESC. During 2008, we discontinued the origination of student loans, as we were notified by Sallie Mae that they would no longer purchase these loans. We hold the student loans remaining in our portfolio and service the loans once the student graduates and begins repayment. We make other consumer loans, which may or may not be secured. The terms of such loans vary depending on the collateral.

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

Loan Approval Procedures and Authority. Our lending policies are established by our Board of Directors. Levels of lending authority for consumer loans are established and granted to specific Branch Managers and loan officers based on position and experience. Home Equity loans in excess of $25,000 and all mortgage loans up to $417,000 must be approved by the internal Residential Loan Committee which meets on a weekly basis. Loans in the amount of $417,000 to $750,000 are presented to the Executive Committee of our Board of Directors for approval. Loans in excess of $750,000 must have full Board approval. For Commercial loans, our President and Chief Executive Officer, certain Vice Presidents and Commercial Lending Officers have authority to approve loans for principal amounts up to $100,000. Loans in excess of $100,000 in principal amount, but less than $750,000 must be approved by the Executive Committee of our Board of Directors. Loans with principal amounts in excess of $750,000 must be reviewed and approved by a vote of our Board of Directors. Our Board of Directors as well as the Executive Committee meet monthly. Additionally, branch managers are granted authority to approve loans, mainly consumer loans, in smaller amounts deemed appropriate by our Board of Directors.

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

Asset Quality

One of our key operating objectives has been, and continues to be, maintaining a high level of asset quality. Our high proportion of one-to-four family mortgage loans, the maintenance of sound credit standards for new loan originations and loan administration procedures have resulted in historically low delinquency ratios, especially in light of current economic conditions. These factors have contributed to our strong financial condition.

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

Loans Past Due and Non-performing Assets. We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $1.7 million at December 31, 2008 and 2007.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
One-to-four family	$562	$209	$503	$548	$419
Construction	—	—	—	—	—
Commercial real estate	46	208	133	239	101
Home equity loans and lines of credit	25	65	83	54	106
Other loans:
Commercial loans	—	85	—	76	—
Consumer loans	15	—	—	12	24

Total	$648	$567	$719	$929	$650

Loans accounted for on a non-accrual basis:
Mortgage loans on real estate:
One-to-four family	$790	$918	$579	$368	$127
Construction	—	—	—	—	—
Commercial real estate	152	107	—	—	—
Home equity loans and lines of credit	49	42	4	5	6
Other loans:
Commercial loans	—	—	—	43	—
Consumer loans	12	10	7	17	9

Total non-accrual loans	1,003	1,077	590	433	142

Total nonperforming loans	1,651	1,644	1,309	1,362	792

Foreclosed real estate	48	61	183	86	140
Restructured loans	—	—	—	—	—

Total nonperforming assets	$1,699	$1,705	$1,492	$1,448	$932

Ratios:
Nonperforming loans as a percent of gross loans:	0.69%	0.75%	0.64%	0.66%	0.40%
Nonperforming assets as a percent of total assets:	0.42%	0.48%	0.42%	0.43%	0.28%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due, unless an evaluation by the Asset Classification Committee, which consists of eleven managers of Lake Shore Savings, indicates that the loan is well-secured or in the process of collection. Our Asset Classification Committee designates loans on which we stop accruing interest income as non-accrual loans and we reverse outstanding interest income that was previously credited. We may again recognize income in the period that we collect such income, when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist.

Our recorded investment in non-accrual loans totaled $1.0 million and $1.1 million at December 31, 2008 and 2007, respectively. If all non-accrual loans had been current in accordance with their terms during the years ended December 31, 2008, 2007 and 2006, interest income on such loans would have amounted to $77,000, $67,000 and $46,000 respectively. At December 31, 2008, we did not have any loans not included above which are “troubled debt restructurings” as defined in Statement of Financial Accounting Standards No. 15.

Real estate acquired as a result of foreclosure is classified as foreclosed real estate until such time as it is sold. We carry foreclosed real estate at its fair value less estimated selling costs. If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, we either sell the real property securing the loan at a foreclosure sale or sell the property as soon thereafter as practical.

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

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2008, classified assets consisted of special mention assets of $1.4 million, substandard assets of $3.3 million, doubtful assets of $2.9 million and loans classified as loss assets of $3,000. The classified assets total includes $1.7 million of nonperforming loans and foreclosed real estate.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2008	2007	2006
	(Dollars in thousands)
Special mention assets	$1,431	$2,900	$1,605
Substandard assets	3,332	2,942	2,968
Doubtful assets	2,899	510	204
Loss assets	3	3	—

Total classified assets	$7,665	$6,355	$4,777

Delinquencies. The following table provides information about delinquencies in our loan portfolios at the dates indicated.

	At December 31,
	2008		2007		2006
	60-89 Days Past Due	90 + Days Past Due	60-89 Days Past Due	90 + Days Past Due	60-89 Days Past Due	90 + Days Past Due
	(Dollars in thousands)
Residential real estate(1)	$777	$1,426	$1,091	$1,061	$307	$1,169

Commercial real estate	146	198	—	314	—	133

Commercial business(2)	2,728	—	41	85	192	—

Consumer loans	7	24	4	10	4	7

Total	$3,658	$1,648	$1,136	$1,470	$503	$1,309

(1)	Includes home equity loans and lines of credit and construction loans.
(2)	The increase in delinquent commercial business loans is primarily due to four loans made to one borrower to fund the start-up of a franchise restaurant business, totaling $2.6 million. We have worked with the borrower to cure the delinquency and as of January 2009, the loans were restructured and payments were current.

Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects our evaluation of the losses inherent in our loan portfolio. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of the loan is unlikely.

Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. We consider the following factors as part of this evaluation: historical loan loss experience; payment status; the estimated value of the underlying collateral; changes in lending policies, procedures and loan review system; changes in the experience, ability, and depth of lending management and other relevant staff; trends in loan volume and the nature of the loan portfolio; and national and local economic conditions. There may be other factors that may warrant consideration in maintaining an allowance at a level sufficient to provide for probable loan losses. Although our management believes that it has established and maintained the allowance for loan losses to reflect losses inherent in our loan portfolio, based on its evaluation of the factors noted above, future additions may be necessary if economic and other conditions differ substantially from the current operating environment.

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

The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as doubtful, substandard, or special mention. See “Asset

Quality – Classification of Assets.” For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of the loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative and environmental factors. The qualitative and environmental factors include historical loan loss experience; payment status; the estimated value of the underlying collateral; changes in lending policies, procedures and loan review system; changes in the experience, ability, and depth of lending management and other relevant staff; trends in loan volume and the nature of the loan portfolio; and national and local economic conditions. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses, such as downturns in the local economy. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payment when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures. At December 31, 2008, there were five loans classified as impaired loans. At December 31, 2007, there was one loan classified as an impaired loan Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on our impaired loans.

Provision for loan losses increased by $286,000 to $391,000 for the year ended December 31, 2008 from $105,000 for the year ended December 31, 2007. Management deemed the increase was necessary due to an increase in non-performing loans, partially offset by a reduction in the allowance for loan losses on our residential mortgage loan portfolio, given the strength of the collateral values for the residential property in Western New York and historical losses on this portfolio. We believe that the allowance for loan losses accurately reflects the level of risk inherent in the loan portfolio and the risk of lending in our community.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period:	$1,226	$1,257	$1,240	$1,288	$1,293
Provision for loan losses	391	105	158	20	267

Charge-offs:
Mortgage loans on real estate:
One-to-four family	102	25	49	16	24
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	117
Home equity loans and lines of credit	—	80	—	29	—
Other loans:
Commercial loans	16	19	86	12	126
Consumer loans	30	15	35	26	37

Total charge-offs:	148	139	170	83	304
Recoveries:
Mortgage loans on real estate:
One-to-four family	—	—	—	—	23
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other loans:
Commercial loans	3	—	28	14	—
Consumer loans	4	3	1	1	9

Total Recoveries	7	3	29	15	32

Net charge-offs	141	136	141	68	272

Balance at end of period	$1,476	$1,226	$1,257	$1,240	$1,288

Average loans outstanding	$228,392	$210,610	$205,419	$200,652	$193,435

Ratio of net charge-offs to average loans outstanding	0.06%	0.06%	0.07%	0.03%	0.14%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated. The allowance for loan losses allocated to each category is not necessarily indicative of inherent losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2008			2007			2006			2005			2004
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family	$449	30.4%	73.5%	$631	51.5%	72.4%	$733	58.3%	72.7%	$648	52.2%	71.8%	$527	40.9%	71.2%
Home equity loans and lines of credit	145	9.8%	11.8%	71	5.8%	12.2%	93	7.4%	12.6%	94	7.6%	13.9%	110	8.5%	14.2%
Commercial real estate	165	11.2%	8.2%	339	27.6%	9.3%	236	18.8%	8.3%	238	19.2%	8.2%	197	15.3%	7.7%

Construction	26	1.8%	2.7%	—	—	1.3%	—	—	0.8%	—	—	0.7%	—	—	1.2%

	785	53.2%	96.2%	1,041	84.9%	95.2%	1,062	84.5%	94.4%	980	79.0%	94.7%	834	64.7%	94.3%

Other loans:
Commercial Loans(1)	643	43.6%	3.1%	130	10.6%	3.8%	136	10.8%	4.3%	141	11.4%	4.0%	139	10.8%	4.3%
Consumer loans	45	3.0%	0.7%	34	2.8%	1.0%	32	2.5%	1.3%	33	2.7%	1.3%	27	2.1%	1.4%

	688	46.6%	3.8%	164	13.4%	4.8%	168	13.4%	5.6%	174	14.1%	5.3%	166	12.9%	5.7%

Total allocated	$1,473	99.8%	100.00%	$1,205	98.3%	100.00%	$1,230	97.9%	100.0%	$1,154	93.1%	100.0%	$1,000	77.6%	100.0%

Total unallocated	$3	0.2%		$21	1.7%		$27	2.1%		$86	6.9%		$288	22.4%

Balance at end of period	$1,476	100.0%		$1,226	100.0%		$1,257	100.0%		$1,240	100.0%		$1,288	100.0%

(1)	Increase as of December 31, 2008 is primarily due to a $570,000 reserve calculated for four loans to one borrower that were classified as impaired. The reserve was calculated based on the present value of the discounted cash flows in accordance with FAS 114. We have worked with the borrower to cure the reasons for the impairment classification and as of January 2009, the loans had been restructured and payments were current.

Investment Activities

General. Our Board of Directors reviews and approves our investment policy on an annual basis. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. The Board of Directors has delegated primary responsibility for ensuring that the guidelines in the investment policy are followed to the Chief Executive Officer and the Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer are responsible for making securities portfolio decisions in accordance with established policies and have the authority to purchase and sell securities within the specific guidelines established by the investment policy. In addition, all transactions are reviewed by the Asset Liability Committee of the Board of Directors which meets at least quarterly.

Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate or credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. In establishing our investment strategies, we consider our interest rate sensitivity, the types of securities to be held, liquidity and other factors. We have also engaged an independent financial advisor to recommend investment securities according to a plan which has been approved by the Asset Liability Committee and the Board of Directors. Federal savings banks have authority to invest in various types of assets, including U.S. Government obligations, securities of various federal agencies, obligations of states and municipalities, mortgage-backed and asset-backed securities, collateralized-mortgage obligations, certain time deposits of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and commercial paper.

As of December 31, 2008, our entire portfolio is classified as “available for sale” and is reported at fair value. Our portfolio consists of collateralized mortgage obligations, U.S. Government agency backed securities, asset-backed securities, U.S. Government obligations and municipal bonds. Nearly all our mortgage backed securities are directly or indirectly insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association or the Federal Home Loan Mortgage Association. The municipal securities we invest in have maturities of 20 years or less and often have private insurance guaranteeing repayment.

We have investments in Federal Home Loan Bank of New York stock, which must be held as a condition of membership in the Federal Home Loan Bank system.

Fair values of available for sale securities were based on a market approach, with the exception of four non-agency asset–backed securities. Fair values of these securities were based on a calculated cash flow approach. Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers.

Management evaluated our investment portfolio and determined that a pre-tax $1.9 million other than temporary impairment existed on four non-agency, asset-backed securities at December 31, 2008. The impairment of these securities was considered to be other than temporary due to recent developments in the financial condition and near-term prospects of the issuers or insurers backing the securities, a downturn of economic conditions in the financial services industry and deteriorating book values of these securities.

The impairment charge of $1.9 million represents a write down of these securities to their fair market value as of December 31, 2008 and was recognized in earnings during 2008.

Management will continue to evaluate the value of these instruments and make any necessary adjustments as conditions dictate.

The following table presents the composition of our securities portfolio (excluding Federal Home Loan Mortgage Corporation common stock) in dollar amount of each investment type at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:

U.S. Government obligations	$5,135	$6,521	$5,143	$5,546	$5,150	$5,383

State and municipal obligations	17,192	17,322	11,572	11,621	7,347	7,359

Mortgage-backed securities:

Collateralized mortgage obligations	54,626	55,303	53,106	53,113	59,094	58,247

Government National Mortgage Association	23	25	28	30	32	34

Federal Home Loan Mortgage Association	8,250	8,657	5,957	5,959	5,988	5,838

Federal Home Loan Mortgage Corporation	14,385	14,807	15,290	15,203	13,545	13,100

Asset-backed securities	11,391	10,212	14,514	13,688	16,651	16,536

Total available for sale	$111,002	$112,847	$105,610	$105,160	$107,807	$106,497

At December 31, 2008, non-U.S. Government obligations and Government agency securities that exceeded 10.0% of equity were as follows:

Issuer	Book Value	Fair Value
	(In thousands)
Asset backed securities
Countrywide Asset Backed Certificates	$6,062	$5,154

Total	$6,062	$5,154

Investment Securities Portfolio, Maturities and Yields. The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, with the exception of equity securities, at December 31, 2008. Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale Securities:

U.S. Government agencies	$—	—	$995	4.20%	$—	—	$4,140	5.17%	$5,135	$6,521	4.98%

State and municipal obligations(1)	—	—	—	—	7,238	3.75%	9,954	4.05%	17,192	17,322	3.92%

Mortgage-backed securities	496	4.43%	13,068	3.88%	5,254	4.39%	58,466	4.62%	77,284	78,792	4.48%

Asset-backed securities	—	—	—	—	—	—	11,391	5.30%	11,391	10,212	5.30%

Total debt securities:	$496	4.43%	$14,063	3.90%	$12,492	4.02%	$83,951	4.67%	$111,002	$112,847	4.50%

(1)	Yields are presented on a tax-equivalent basis.

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

Deposit balances in our NOW accounts constituted 58% and 66% of the total of our checking account balances at December 31, 2008 and 2007, respectively. These accounts provide interest-earning checking, with a weighted average rate at December 31, 2008 of 0.29%.

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

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts, demand accounts and other interest bearing accounts) represented 38.7% and 43.9% of total deposits on December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, time deposits with remaining terms to maturity of less than one year amounted to $117.0 million and $122.2 million, respectively.

The following table presents our time deposit accounts categorized by interest rates which mature during each of the periods set forth below and the amounts of such time deposits by interest rate at each of December 31, 2008, 2007 and 2006.

	Period to maturity from December 31, 2008				At December 31,
	Less than One Year	More than One Year to Two Years	More Than Two Years to Three Years	More than Three Years	2008	2007	2006
	(Dollars in thousands)
Interest Rate Range

1.99% and below	$3,161	$107	$2	$1	$3,271	$2,292	$2,585

2.00% to 2.99%	29,997	3,254	287	3	33,541	596	4,785

3.00% to 3.99%	80,280	40,534	3,039	4,330	128,183	39,216	35,802

4.00% to 4.99%	3,366	1,481	2,812	5,991	13,650	71,329	64,731

5.00% to 5.99%	163	674	—	205	1,042	21,656	34,811

Total	$116,967	$46,050	$6,140	$10,530	$179,687	$135,089	$142,714

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio:

	At December 31,
	2008		2007		2006
	Amount	Percent of total deposits	Amount	Percent of total deposits	Amount	Percent of total deposits
	(Dollars in thousands)
Deposit type:
Savings	$27,290	9.31%	$25,282	10.50%	$25,922	10.38%
Money market	25,157	8.58%	23,202	9.63%	24,551	9.84%
Interest bearing demand	35,303	12.04%	37,934	15.75%	38,992	15.62%
Non-interest bearing demand	25,811	8.80%	19,321	8.02%	17,458	6.99%

Total core deposits	113,561	38.73%	105,739	43.90%	106,923	42.83%

Time deposits with original maturities of:
Three months or less	3,539	1.21%	1,727	0.72%	767	0.31%
Over three months to twelve months	43,728	14.90%	95,100	39.50%	60,316	24.16%
Over twelve months to twenty-four months	110,424	37.65%	23,636	9.81%	54,184	21.71%
Over twenty-four months to thirty-six months	9,648	3.29%	9,745	4.05%	22,558	9.04%
Over thirty-six months to forty-eight months	10,370	3.54%	3,202	1.33%	3,551	1.42%
Over forty-eight months to sixty months	1,511	0.52%	1,212	0.50%	824	0.33%
Over sixty months	467	0.16%	467	0.19%	514	0.20%

Total time deposits	179,687	61.27%	135,089	56.10%	142,714	57.17%

Total deposits	$293,248	100.00%	$240,828	100.00%	$249,637	100.00%

At December 31, 2008, we had $43.7 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$5,758
Over three months through six months	4,242
Over six months through twelve months	14,266
Over twelve months	19,443

Total	$43,709

Short-term Borrowings. Our borrowings consist of short-term Federal Home Loan Bank advances. At December 31, 2008 and 2007, our short-term borrowings from the Federal Home Loan Bank of New York were $5.5 million and $18.5 million, respectively. The short-term borrowings at December 31, 2008 had fixed rates of interest ranging from 1.44% to 3.19% and mature within one year. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated. We have an available line of credit of $26.8 million at December 31, 2008 and a one month overnight repricing line of credit of $26.8 million. We had no outstanding borrowings on either of these lines of credit as of December 31, 2008.

	At December 31,
	2008	2007	2006
	(Dollars in thousands)
At December 31
Amount outstanding	$5,500	$18,505	$10,605
Weighted average interest rate	2.60%	4.61%	5.44%
For the year ended December 31
Highest amount at a month-end	$11,172	$27,502	$20,075
Daily average amount outstanding	6,899	14,750	11,759
Weighted average interest rate	3.37%	5.20%	5.10%

Subsidiary Activities

Lake Shore Savings is the only subsidiary of Lake Shore Bancorp. Lake Shore Savings has no subsidiaries.

Personnel

As of December 31, 2008, we had 89 full-time employees and 21 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation

Regulation of Lake Shore Bancorp and Lake Shore, MHC.

Lake Shore Bancorp and Lake Shore, MHC are savings and loan holding companies regulated by the Office of Thrift Supervision (the “OTS”). As such, Lake Shore Bancorp and Lake Shore, MHC are registered with and subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over Lake Shore Bancorp and Lake Shore, MHC and any of their non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

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

In addition, Lake Shore Bancorp is not permitted to be acquired unless the acquirer is engaged solely in financial activities, and is not permitted to acquire a company unless the Company is engaged solely in financial activities.

OTS recently amended its regulations to expand the permissible activities for savings and loan holding companies to the full extent permitted under the Home Owners’ Loan Act, as amended (the

“HOLA”). Specifically, OTS confirmed that savings and loan holding companies and their subsidiaries that are neither savings associations nor services corporations of a savings association can engage in all services and activities permissible for bank holding companies pursuant to regulations promulgated by the Federal Reserve Board under Section 4(c) of the BHCA. Prior OTS approval to engage in such activities will not be required as long as the holding company received an examination rating of satisfactory or above prior to January 1, 2008 or a composite rating of “1” or “2” thereafter, in its most recent examination, and is not in troubled condition, and the holding company does not propose to commence the activity by an acquisition (in whole or in part) of a going concern.

OTS also recently amended its regulations to prohibit service at a savings and loan holding company by any person convicted of certain criminal offenses or who agreed to enter into a pre-trial diversion or similar program in connection with a prosecution for such criminal offenses. The regulation implements a recently added provision of the Federal Deposit Insurance Act, the purpose of which was to prevent persons who are currently prohibited from serving at an insured institution from serving at a holding company controlling such institution. In general, a person convicted of criminal offenses involving dishonesty, breach of trust or money laundering is prohibited from serving at a bank or its holding company. OTS has the authority to review proposed appointments on a case-by-case basis, and by regulation has exempted categories of employees of certain savings and loan holding companies engaged in activities that the holding company is not permitted to not engage in.

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

•

if the laws of the state in which the savings association to be acquired is located specifically authorize a state-chartered savings association to be acquired by a savings association chartered by the state where the acquiring savings association or savings and loan holding company is located or by a holding company that controls such a state-chartered association.

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

Under OTS regulations in the event Lake Shore, MHC converts to stock form, our public stockholders would not be diluted because of any dividends waived by Lake Shore, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio).

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

Regulation of Federal Savings Associations

Business Activities. Lake Shore Savings derives its lending and investment powers from the HOLA, and the regulations promulgated thereunder by the OTS. Under these laws and regulations, Lake Shore Savings may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. Lake Shore Savings may also establish an operating subsidiary to engage in activities permissible for federal savings associations and service corporations that may engage in activities not otherwise permissible for Lake Shore Savings, including certain real estate equity investments and securities and insurance brokerage. Lake Shore Savings’ authority to invest in certain types of loans or other investments is limited by federal law.

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

At December 31, 2008, Lake Shore Savings met each of its capital requirements, in each case on a fully phased-in basis.

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

At December 31, 2008, Lake Shore Savings met the criteria for being considered “well-capitalized.” If appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.

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

Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Deposit Insurance. The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”) on March 31, 2006. Lake Shore Savings is a member of the DIF, which insures customer deposit accounts as described below, and the institution pays deposit insurance assessments to the FDIC to support the FDIC’s maintenance of the DIF. Historically, the FDIC insured customer deposit accounts up to $100,000; however, pursuant to the Emergency Economic Stabilization Act enacted in October 2008, the DIF currently insures customer deposit accounts up to $250,000. This expanded coverage currently extends to December 31, 2009, and may or may not be extended beyond that date. In November 2008, in order to provide additional stability to the financial system, the FDIC also expanded its deposit coverage to provide a full guarantee to insured depository institutions that participate in the Transaction Account Guarantee Program of its Temporary Liquidity Guarantee Program (“TLGP-TAGP”) for customers’ non-interest bearing transaction accounts for all amounts in such accounts. Lake Shore Savings participates in the TLGP-TAGP.

Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions to maintain the reserve ratio of the DIF in a range between 1.15 to 1.50% of estimated insured deposits held by insured depository institutions. The FDIC deposit insurance assessment system sets deposit insurance premiums based upon the risks a particular bank or savings association poses to the DIF. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Until recently, assessment rates ranged from 5 basis points of assessable deposits for an institution in the least risky sub-category of the lowest risk category to 43 basis points of assessable deposits for an institution in the highest risk category. In October 2008, however, the FDIC proposed raising assessment rates to implement a Restoration Plan for the DIF, which had fallen significantly below the minimum target level of 1.15% as a result of recent bank failures. On February 27, 2009, the FDIC voted to implement an amended Restoration Plan.

Under the amended Restoration Plan, the FDIC is implementing an assessment rate schedule to raise the DIF reserve ratio to 1.15% within seven years. Pursuant to the Plan, the FDIC is implementing a final rule that sets assessment rates and makes adjustments based on risk. Under the final rule, banks in the lowest risk category will pay initial base rates ranging from 12 basis points to 16 basis points of assessable deposits on an annual basis, beginning on April 1, 2009 (applicable to assessments for the second quarter of 2009 and thereafter); but this may be further adjusted to between 7 and 24 basis points of assessable deposits for banks’ holding unsecured debt, certain secured liabilities and brokered deposits beyond a certain amount. Banks in the highest risk category will pay an initial base rate of 45 basis points of assessable deposits, which may also be adjusted to between 40 basis points and 77.5 basis points of assessable deposits for excess amounts of unsecured debt, certain secured liabilities and brokered deposits. The FDIC also has the ability to adjust the assessment rate schedule from quarter to quarter.

In addition to the final assessment rule, the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on insured depository institutions’ assessable deposits, effective June 30, 2009. The special assessment is to be collected on September 30, 2009. The interim rule would also permit the Board to impose an emergency special assessment after June 30, 2009, of up to 10 basis points of assessable deposits if necessary to maintain public confidence in the federal deposit insurance system.

As a participant in the TLGP-TAGP, Lake Shore Savings is also assessed a 10 basis point annual rate surcharge on its noninterest-bearing transaction deposit amounts over $250,000. However, it is not assessed on amounts that are otherwise insured, for example, in a custodial account that has pass-through coverage for each actual owner where each owner has an account balance of less than $250,000. This surcharge is collected through the normal assessment cycle.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments, set by the FDIC quarterly, are currently set at .0114% of DIF-assessable deposits, will continue until the FICO bonds mature in 2017 through 2019.

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

Standards for Safety and Soundness. Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan of compliance or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties. We believe we are in compliance with the OTS guidelines.

Loans to One Borrower. Lake Shore Savings is generally subject to the same limits on loans to one borrower as is a national bank. With specified exceptions, Lake Shore Savings’ total loans or extensions of credit to a single borrower cannot exceed 15% of Lake Shore Savings’ unimpaired capital and surplus, which does not include accumulated other comprehensive income. Lake Shore Savings may lend additional amounts up to 10% of its unimpaired capital and surplus which does not include accumulated other comprehensive income, if the loans or extensions of credit are fully secured by readily-marketable collateral. Lake Shore Savings currently complies with applicable loans-to-one borrower limitations.

Consumer Protection and Compliance Provisions. Lake Shore Savings is subject to various laws and regulations dealing generally with consumer protection matters. Lake Shore Savings may be subject to potential liability under these laws and regulations for material violations. Lake Shore Savings’ loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal “Truth-In-Lending Act”, governing disclosures of credit terms to consumer borrowers;

•

“Home Mortgage Disclosure Act of 1975”, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	“Equal Credit Opportunity Act”, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•

“Fair Credit Reporting Act of 1978”, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•	“Fair Debt Collection Act”, governing the manner in which consumer debts may be collected by collection agencies;

•	“Servicemembers Civil Relief Act”; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Lake Shore Savings’ deposit operations are also subject to federal laws applicable to deposit transactions, such as the:

•	“Truth in Savings Act”, which imposes disclosure obligations to enable consumers to make informed decisions about accounts at depository institutions;

•

“Right to Financial Privacy Act”, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

“Electronic Funds Transfer Act” and Regulation E issued by the Federal Reserve to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Subprime Mortgage Lending. The Federal Reserve recently approved a final rule for home mortgage loans to better protect consumers and facilitate responsible lending. The rule prohibits unfair, abusive or deceptive home mortgage lending practices and restricts certain other mortgage practices. The final rule also establishes advertising standards and requires certain mortgage disclosures to be given to consumers earlier in the transaction. The final rule amends the Federal Reserve’s regulations that implement the Truth in Lending Act, and was adopted under the Home Ownership and Equity Protection Act. The final rule adds four key protections for a newly defined category of “higher-priced mortgage loans” secured by a consumer’s principal dwelling. For loans in this category, the protections are aimed to (a) prohibit a lender from making a loan without regard to borrowers’ ability to repay the loan from income and assets other than the home’s value; (b) require creditors to verify the income and assets they rely upon to determine repayment ability; (c) ban any prepayment penalty if the payment can change in the initial four years (for other higher-priced loans, a prepayment penalty period cannot last for more than two years); and (d) require creditors to establish escrow accounts for property taxes and homeowner’s insurance for all first-lien mortgage loans. In addition to the rules governing higher-priced loans, the rules also affords protections for loans secured by a consumer’s principal dwelling, regardless of whether the loan is higher-priced. Lake Shore Savings does not participate in any subprime lending as part our internal lending program.

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

Lake Shore Savings may also satisfy the qualified thrift lender test by qualifying as a domestic building and loan association as defined in the Internal Revenue Code of 1986, as amended. Lake Shore Savings met the qualified thrift lender test at December 31, 2008 and in each of the prior 12 months, and, therefore, qualified as a thrift lender. If Lake Shore Savings fails the qualified thrift lender test, it must either operate under certain restrictions on its activities or convert to a national bank charter.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to publicly disclose their CRA ratings.

The CRA regulations establish an assessment system that bases an association’s rating on its actual performance in meeting community needs. In particular, the assessment system that Lake Shore Savings is subject to focuses on the following performance standards:

•

a lending test, which evaluates a savings association’s record of helping to meet the credit needs of its assessment area through its lending activities by considering a savings association’s home mortgage, small business, small farm, and community development lending; and

•	a community development test, to evaluate the institution’s community development loans, investments, and services in its assessment areas.

Lake Shore Savings has an on-going commitment to work with the Chautauqua Home Rehabilitation and Improvement Corporation, (“CHRIC”), in obtaining Federal Home Loan Bank grants to assist with community improvement efforts. Chautauqua County has some of the oldest housing stock in the nation. There are many homes in Chautauqua County that are in need of repairs to enable such homes to be in compliance with applicable housing codes. Lake Shore Savings works with CHRIC to locate blighted properties and apply for grant assistance for repairs. Lake Shore Savings also participates in the CHRIC’s Family Loan program which is a consumer lending program. Through this program, it makes secured and insured consumer loans at below market rates to lower and moderate income borrowers who have been qualified by this agency and who are trying to improve their credit score. The agency guarantees these loans and will make the final $1,000 payment on a loan if the borrower is current and in good standing with us. Through the sponsorship of Lake Shore Savings, CHRIC has obtained grant funds through the Federal Home Loan Bank Affordable Housing Program which have enabled many homeowners to have needed repairs completed on their homes to bring them up to code. Lake Shore Savings has also participated in various lending programs with CHRIC from time to time that have been geared to the low to moderate income population of Chautauqua County. These partnerships are ways by which Lake Shore Savings strives to improve its community and which has contributed to its receiving an “Outstanding” CRA rating on its last three evaluations by the OTS, the most recent being as of November 28, 2007.

Branching. Subject to certain limitations, HOLA and OTS regulations permit federally-chartered savings associations to establish branches in any State of the United States. The authority to establish such a branch is available as long as Lake Shore Savings continues to meet the Qualified Thrift Lender test under the HOLA. See “—Qualified Thrift Lender Test.” The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association’s activities. This authority under the HOLA and OTS regulations preempts any State law purporting to regulate branching by federal savings associations.

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

Affiliate Marketing. The federal banking agencies, including the OTS recently finalized a joint rule implementing Section 214 of the FACT Act, which provides consumers with the ability to restrict companies from using certain information obtained from affiliates to make marketing solicitations. In general, a person is prohibited from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and had a reasonable opportunity to opt out of such solicitations. The rule permits opt-out notices to be given by any affiliate that has a preexisting business relationship with the consumer and permits a joint notice from two or more affiliates. Moreover, such notice would not be required where Lake Shore Bancorp seeks to use information pertaining to a consumer with whom it has a pre-existing business relationship. The notice that is required under the FACT Act may be combined with other required disclosures to be provided under other provisions of law, including notices required under the privacy provisions of the Gramm-Leach-Bliley Act.

Identity Theft Prevention. The federal banking agencies, including the OTS also finalized, a joint rule implementing Section 315 of the FACT Act, requiring each financial institution or creditor to develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. The rule became effective January 1, 2008 and mandatory compliance commenced on November 1, 2008.

Among the requirements under the new rule, Lake Shore Savings is required to adopt “reasonable policies and procedures” to:

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

Lake Shore Savings implemented its plan to comply with this regulation on September 24, 2008. We believe we are in compliance with this regulation.

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

Transactions with Related Parties. Lake Shore Savings’ authority to engage in transactions with its affiliates is limited by the HOLA, OTS regulations and Sections 23A and 23B of the Federal Reserve Act. In general, these transactions must be on terms which are as favorable to Lake Shore Savings as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of Lake Shore Savings’ capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from Lake Shore Savings. In addition, the OTS regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

Anti-Money Laundering/Terrorist Financing Provisions. Lake Shore Savings is subject to the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA PATRIOT Act”), which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and increased information sharing. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Under applicable law, all financial institutions must:

•

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

•

Establish, maintain, administer, or manage private banking accounts or correspondent accounts for non-United States persons or their representatives (including foreign individuals visiting the United States) in a manner that takes into account enhanced due diligence procedures and controls, where necessary, to detect and report instances of money laundering through such accounts.

Financial institutions may not establish, maintain, administer, or manage correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country). Financial institutions must take action through reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks.

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, bank regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If a bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the bank is required to investigate, and if the match is confirmed, the bank must take additional actions including freezing the account, file a suspicious activity report and notify the FBI. Lake Shore Savings checks high-risk OFAC areas including new accounts, wire transfers and customer files.

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

Federal Home Loan Bank System. Lake Shore Savings is a member of the Federal Home Loan Bank of New York, which is one of the regional Federal Home Loan Banks that make up the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility for its member institutions by extending advances up to a maximum aggregate amount of twenty times the amount paid in by such member for capital stock in the Bank. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance. Lake Shore Savings, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount at least equal to 0.20% of the mortgage-related assets of Lake Shore Savings. Lake Shore Savings is also required to own activity-based stock, the amount of which is calculated to reflect at least 4.50% of Lake Shore Savings’ outstanding advances. These percentages are subject to change by the Federal Home Loan Bank. Lake Shore Savings was in compliance with this requirement at December 31, 2008, with an investment in Federal Home Loan Bank of New York stock of $2.9 million.

Management evaluates the restricted stock for impairment in accordance with Statement of Position (“SOP”) 01-6, Accounting for Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. The FHLB stock was not deemed to be impaired, and therefore no impairment charges were recorded during the year ended December 31, 2008.

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

Developments in Regulation of the Financial Sector

Actions taken by Congress and bank regulatory agencies in response to recent market instability. In response to the widely-publicized deteriorating conditions in the U.S. banking and financial system, Treasury and federal banking agencies have taken various actions as part of a comprehensive strategy to stabilize the financial system and housing markets, and to strengthen U.S. financial institutions.

Emergency Economic Stabilization Act of 2008. The Emergency Economic Stabilization Act of 2008 (“EESA”), enacted on October 3, 2008, provided the Secretary of Treasury with authority to, among other things, establish the Troubled Asset Relief Program (“TARP”) to purchase from financial institutions up to $700 billion of troubled assets, which include residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008. The term “troubled assets” also included any other financial instrument that the Secretary, after consultation with the Chairman of the Federal Reserve Board determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination in writing, to the appropriate committees of the U.S. Congress. EESA also provided for the temporary increase of federal deposit insurance coverage levels under the DIF from $100,000 to $250,000 per deposit category, per depositor, per institution, through December 31, 2009.

On October 14, 2008, the Treasury announced the Capital Purchase Program (“CPP”) under EESA, pursuant to which Treasury would purchase up to $250 billion of senior preferred shares from qualifying financial institutions on standardized terms. The program was voluntary and required an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. After careful consideration, we withdrew our application to participate in the CPP in February 2009. Our decision to withdraw the application was based on our determination that we are a well-capitalized institution and have no need for the CPP funds to continue with our strategic plans for growth and operation, in addition to the fact that the mutual holding company CPP term sheet has not yet been finalized.

On February 25, 2009, the Treasury announced the Capital Assistance Program (“CAP”), which is a new capital program under the Treasury Department’s Financial Stability Plan. The purpose of the CAP is to restore confidence throughout the financial system by ensuring that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers. The CAP does not replace the CPP and is open to qualifying institutions regardless of whether they participated in the CPP. The deadline to apply for the CAP is May 25, 2009. Recipients of CAP funding are subject to requirements governing executive compensation and corporate governance for the entire period during which Treasury holds equity issued under the CAP.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009 into law as a $787 billion dollar economic stimulus. The stimulus includes discretionary spending for among other things, infrastructure projects; increased unemployment benefits and food stamps; as well as tax relief for individuals and businesses.

Temporary Liquidity Guarantee Program. The FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008 (i) guaranteeing certain debt issued by FDIC-insured institutions and certain holding companies on or after October 14, 2008 through June 30, 2009; and (ii) providing unlimited insurance coverage for non-interest bearing transaction accounts.

The Debt Guarantee Program (“DGP”) component of the TLGP provides liquidity to the inter-bank lending market and promotes stability in the unsecured funding market. Under the DGP, the FDIC temporarily guarantees all newly-issued senior unsecured debt up to prescribed limits. In general, the maximum amount of outstanding debt that is guaranteed under the DGP for each participating entity at any time is limited to 125 percent of the par value of the participating entity’s senior unsecured debt. The DGP ensures that such debt would be fully protected in the event the issuing institution subsequently fails or its holding company files for bankruptcy. Entities that did not wish to participate in the DGP had to opt out by December 5, 2008. We opted out of the DGP.

Under the Transaction Account Guarantee Program (“TAGP”) component of the TLGP, non-interest bearing transaction accounts are fully insured through December 31, 2009. Non-interest bearing transaction accounts are any deposit accounts with respect to which interest is neither accrued nor paid and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal, including traditional demand deposit checking accounts that allow for an unlimited number of deposits and withdrawals at any time. Transactions accounts do not include interest-bearing money market deposit accounts or sweep arrangements that result in funds being placed in an interest-bearing account as the result of the sweep. The unlimited guarantee under the TAGP is in addition to, and separate from, the general deposit insurance coverage provided for under the DIF, currently at $250,000 per depositor, per institution until December 31, 2009. We have opted to participate in the TAGP and as such are bound by the requirements of the program, including the quarterly payment of an annualized 10 basis point assessment on any deposit amounts exceeding the existing deposit insurance limit of $250,000. This assessment is in addition to our usual risk-based assessment, as discussed above in the paragraph regarding “–Deposit Insurance.”

Term Asset-Backed Securities Loan Facility. Under the Term Asset-Backed Securities Loan Facility (“TALF”), the Federal Reserve Bank of New York will lend up to $200 billion to eligible owners of certain AAA-rated ABS backed by newly and recently originated auto loans, credit card loans, student loans, and SBA-guaranteed small business loans. The TALF has the potential to generate up to $1 trillion of lending for businesses and households. Any U.S. company that owns eligible collateral may borrow from the TALF, provided the company maintains an account relationship with a primary dealer. The facility is expected to cease making new loans on December 31, 2009, unless the Federal Reserve Board extends the facility.

Unfair and Deceptive Practices. On January 29, 2009, the OTS, along with other federal banking agencies (“the Agencies”) issued a joint, final rule under Section 5 of the Federal Trade Commission Act (“FTC Act”) that provides clarification to the body of law surrounding unfair or deceptive acts or practices. In adopting the rule, the Agencies drew on the statutory definition of what constitutes an “unfair” act or practice under the FTC Act, and also drew on the definition of what constitutes a “deceptive” act or practice under applicable FTC guidance. The Agencies identified five credit card practices that they conclusively determined to be unfair, and therefore unlawful under the FTC Act. Furthermore, the Agencies reserved the right to regulate all other unfair or deceptive acts or practices of banks on a case-by-case basis. The effective date of the final rule is July 1, 2010.

Truth in Savings Act regulatory amendments. In conjunction with issuing the joint, final rule regarding unfair or deceptive acts or practices, the Federal Reserve also adopted a final rule amending its regulations that implement the Truth in Savings Act. The final rule, published in the Federal Register on January 29, 2009, addresses depository institutions’ disclosure practices related to overdrafts. The final rule extends to all institutions the requirement to disclose on periodic statements the total amounts charged for overdraft fees and returned items fees, for both the statement period as well as the year-to-date. The final rule also requires institutions that provide account balance information through an automated system to provide a balance that excludes additional funds that may be made available to cover overdrafts. Lake Shore Savings has until January 1, 2010 to comply with the amendments.

Electronic Fund Transfer Act regulatory amendments. The Federal Reserve has proposed a rule addressing certain consumer protection proposals relating to the assessment of overdraft fees by banks. One proposal involved a choice between allowing consumers to either opt out or opt in to an institution’s overdraft service for the payment of ATM and one-time debit card overdrafts before the institution may charge a fee for the service. Another proposal prohibited institutions from assessing a fee or charge for paying an overdraft if the overdraft would not have occurred but for a debit hold placed on the consumer’s account, provided that the amount of the hold exceeds the actual transaction amount. The scope of this proposal was limited to debit card transactions in which the actual transaction amount could generally be determined by the merchant or other payee within a short period of time after an institution authorizes the transaction. Until the rule is adopted in a final form, we cannot assess whether it will materially affect our operations.

Proposed Legislation and Regulatory Action. New statutes, regulations and guidance are regularly proposed that contain wide-ranging potential changes to the statutes, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

There is currently a downturn in the national economy primarily due to financial crisis and increasing unemployment rates. While all financial institutions have been impacted by the economic conditions, the sub-prime lending issues have not affected Western New York in the same manner as other areas of the country and are not expected to affect our loan portfolio. Higher prices for businesses and consumers and increasing unemployment could affect our loan portfolio, if business owners or consumers are not able to make loan payments. As a result of the economic downturn, we have noticed an increase in our delinquent loans. Any further downturn in the real estate market or our national or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans.

If Our Allowance For Loan Losses Is Not Sufficient To Cover Actual Loan Losses, Our Earnings Could Decrease. Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results. Any further downturn in the real estate market or the local economy could exacerbate this risk. We review our allowance for loan losses on a monthly basis to ensure that it is funded adequately to cover any anticipated losses.

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

Low Demand For Real Estate Loans May Lower Our Profitability. Making loans secured by real estate, including one-to-four family and commercial real estate, is our primary business and primary source of revenue. If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans. Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates. For example, in 2006, interest rates remained steady, and loan demand met our projections. In 2007, interest rates began to fall towards the end of the year, as a result of the sub-prime lending crisis. During 2006 and 2007 the weighted average interest rate on our loan portfolio was not enough to offset the higher interest expenses incurred on our deposit portfolio, which resulted in lower profitability. In 2008, interest rates on deposit products began to steadily decline, while rates on loan products remained steady. In 2008 loan growth was experienced in the Erie County market, and resulted in increased net interest income, however, there can be no assurance that such growth will continue.

We Have Opened New Branches And Expect To Open Additional New Branches In The Near Future. Opening New Branches Which Reduces Our Short-Term Profitability Due To One-Time Fixed Expenses Coupled With Low Levels Of Income Earned By The Branches Until Their Customer Bases Are Built. We opened two new branches in Orchard Park and East Amherst, New York in 2003, one in Hamburg, New York in December 2005 and one more in Kenmore, New York in December 2008. In addition, we may continue to expand through de novo branching. The expense associated with building and staffing new branches will significantly increase our non-interest expense, with compensation and occupancy costs constituting the largest amount of increased costs. Losses are expected from new branches for some time as the expenses associated with it are largely fixed and is typically greater than the income earned as a branch builds up its customer base. Our management has projected that it will take approximately 18 to 24 months for the Kenmore branch to become profitable. The branch we opened in Hamburg in 2005 is not yet profitable, but is expected to be profitable by the end of 2009. All of our other full-service branches are individually profitable. There can be no assurance that our branch expansion strategy will result in increased earnings, or that it will result in increased earnings within a reasonable period of time. We expect that the success of our branching strategy will depend largely on the ability of our staff to market the deposit and loan products offered by us. Depending upon locating acceptable sites, we anticipate opening one or two branches over the next several years.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), requires us to evaluate our internal control over financial reporting and provide an annual management report on our internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

Risks Related To Recent Developments And The Banking Industry Generally

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results. Negative developments in the capital markets in the latter half of 2007 and in 2008 and the expectation of the general economic downturn continuing in 2009 have resulted in uncertainty in the financial markets in general. Factors such as consumer spending, business investment, government spending and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, stock prices of bank holding companies, like ours, have been negatively affected, as has our ability, if needed, to raise capital or borrow in the debt markets.

Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses.

As a result of the current mortgage crisis and the economic slowdown, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. Negative developments in the financial services industry and the impact of new legislation in response to those developments could adversely impact our operations, including our ability to originate or sell loans, and adversely impact our financial performance.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system. As discussed further above in Part I, Item 1 “Business—Regulation—Developments in Regulation of the Financial Sector,” since October 2008, numerous legislative actions have been taken in response to the financial crisis affecting the banking system and financial markets, including the following:

•

The Emergency Economic Stabilization Act of 2008, or EESA, was enacted on October 3, 2008, and provided the Treasury with the authority to, among other things, purchase up to $700 billion of troubled assets, which include residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages for the purpose of stabilizing and providing liquidity to the U.S. financial markets. EESA also provided for the temporary increase of federal deposit insurance coverage levels from $100,000 to $250,000 per deposit category, per depositor, per institution, through December 31, 2009.

On October 14, 2008, the Treasury announced the Capital Purchase Program (“CPP”) under EESA, pursuant to which it would purchase senior preferred stock and warrants to purchase common stock from participating financial institutions. After careful consideration, we withdrew our application to participate in the CPP in February 2009. Our decision to withdraw the application was based on our determination that we are a well-capitalized institution and have no need for the CPP funds to continue with our strategic plans for growth and operation, in addition to the fact that the mutual holding company CPP term sheet has not yet been finalized.

•

During October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”), under which it would temporarily guarantee certain new debt issued by insured banks and qualifying bank holding companies and expand its insurance to cover all non-interest bearing transaction accounts through December 31, 2009. We participate in the TLGP component which allows us to provide full FDIC insurance coverage for non-interest bearing transaction accounts, but we opted out of the component relating to the complete guarantee of newly issued senior unsecured debt. Our participation in the TLGP will require the payment of additional insurance premiums to the FDIC. Additionally, we may be required to pay significantly higher FDIC premiums in the future because market developments have significantly depleted the Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. On February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment on insured institutions. The assessment will be based on deposits as of June 30, 2009 and collected on September 30, 2009. After June 30, 2009, the FDIC may impose an additional assessment of up to 10 basis points if the condition of the banking industry continues to decline.

•

On February 10, 2009, the Treasury announced the Financial Stability Plan under the EESA, which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors. On February 25, 2009, the Treasury announced the Capital Assistance Program (“CAP”), which is a new capital program under the Financial Stability Plan. The purpose of the CAP is to restore confidence throughout the financial system by ensuring that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers.

•

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”), a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions.

Each of these programs was implemented to help stabilize and provide liquidity to the financial system. There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the CPP, the Financial Stability Plan, the ARRA, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the FDIC or the U.S. government to stabilize the financial markets and the continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The soundness of other financial institutions could adversely affect us. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure. There is no assurance that any such losses would not materially and adversely affect our results of operations.

Recent negative developments in the financial industry and the credit markets may subject us to additional regulation. As a result of the recent global financial crisis, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and may adversely impact our financial performance.

Our local economy may affect our future growth possibilities. We are in uncertain economic times, including uncertainty with respect to financial markets that have been volatile as a result of sub-prime mortgage related and other matters. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our current market area, which is primarily located in Chautauqua and Erie Counties, New York. The financial crisis has negatively impacted our local economy and any further downtown in our local economy may further limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected. A prolonged economic downturn would likely lead to a deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. If the current economic downturn in the economy as a whole, or in our geographic market areas, continues for a prolonged period, borrowers may be less likely to repay their loans as scheduled or at all. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.

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

Our earnings may be adversely impacted by a decrease in interest rates on residential mortgage loans. Low rates on these loan products may result in an increase in prepayments, as borrowers refinance their loans. If we cannot re-invest the funds received from prepayments at a comparable spread, net interest income could be reduced. Also, in a falling interest rate environment, certain categories of deposits may reach a point where market forces prevent further reduction in interest paid on those product. The net effect of these circumstances is reduced net interest income and possibly net interest spread. At December 31, 2008, 84.2% of our loans with contractual maturities of greater than one year had an average fixed rate of 5.94% which is higher than current yields on these products. We expect a portion of our existing loan portfolio to reprice in 2009. In addition, 65.1% of our certificates of deposit, with an average interest rate of 3.28%, will mature within one year, and 38.2% of our borrowed funds, with an average interest rate of 3.64%, will contractually mature within one year. Therefore, in a decreasing rate environment, our interest income may decrease more rapidly than the yields paid on our deposits and borrowings causing a narrowing of our net interest rate spread and a decrease in our earnings.

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

We conduct our business through our corporate headquarters, administrative offices, and nine branch offices. At December 31, 2008, the net book value of the computer equipment and other furniture, fixtures, and equipment at our offices totaled $728,000. For more information, see Note 6 and Note 10 in the Notes to our Consolidated Financial Statements.

Location	Leased or Owned	Original Date Acquired	Net Book Value December 31, 2008 (In thousands)
Corporate Headquarters

125 East Fourth Street Dunkirk, NY 14048	Owned	1995	$96

Branch Offices:

Chautauqua County
128 East Fourth Street Dunkirk, NY 14048	Owned	1930	962
30 East Main Street Fredonia, NY 14063	Owned	1996	746
1 Green Avenue Jamestown, NY 14701	Owned/Leased(1)	1996	701
115 East Fourth Street Jamestown, NY 14701	Owned	1997	324
106 East Main Street Westfield, NY 14787	Owned/Leased(2)	1998	262

Erie County
5751 Transit Road East Amherst, NY 14051	Owned	2003	1,162
3111 Union Road Orchard Park, NY 14127	Leased(3)	2003	437
59 Main Street Hamburg, NY 14075	Leased(4)	2005	1,049
3438 Delaware Ave Kenmore, NY 14217	Owned	2008	1,289

Administrative Offices:

31 East Fourth Street Dunkirk, NY 14048	Owned	2003	344
123 East Fourth Street Dunkirk, NY 14048	Owned	1995	95

(1)	The building is owned. The land is leased. The lease expires in September 2015.
(2)	The building is owned. Parking lot is leased on an annual basis.
(3)	The lease expires in January 2017.
(4)	The lease expires in 2028.

Item 3.	Legal Proceedings.

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 3, 2006, Lake Shore Bancorp, Inc. common stock commenced trading on the Nasdaq Global Market under the symbol “LSBK”. The table below shows the reported high and low sales prices of the common stock during the periods indicated.

	Sale Price		Dividend Information
Period	High	Low	Amount per Share	Date of Payment
2007
First Quarter	$13.33	$11.50	$0.03	February 15, 2007
Second Quarter	$12.65	$11.60	$0.03	May 15, 2007
Third Quarter	$11.75	$9.50	$0.03	August 15, 2007
Fourth Quarter	$10.58	$8.27	$0.04	November 16, 2007

2008
First Quarter	$10.63	$7.81	$0.04	February 15, 2008
Second Quarter	$10.20	$8.13	$0.05	May 15, 2008
Third Quarter	$10.09	$6.34	$0.05	August 15, 2008
Fourth Quarter	$9.67	$6.65	$0.05	November 14, 2008

On January 23, 2009, the Board of Directors of Lake Shore Bancorp declared a quarterly cash dividend of $0.05 per common share outstanding that was payable on February 13, 2009 to stockholders of record as of the close of business on January 30, 2009. Refer to Note 21 in the Notes to our Consolidated Financial Statements.

The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend, dependent upon our earnings, financial condition and other relevant factors.

As of March 25, 2009 there were approximately 1,375 record holders of Lake Shore Bancorp common stock.

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended December 31, 2008:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2008 through October 31, 2008	39,500	$9.00	39,500	80,041

November 1, 2008 through November 30, 2008	24,900	$8.55	24,900	55,141

December 1, 2008 through December 31, 2008	9,500	$8.04	9,500	45,641

Total	73,900	$8.72	73,900	45,641	(1)

(1)	On February 25, 2009, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 129,298 shares of our outstanding common stock. This amount represented 5% of our outstanding stock not owned by the MHC as of February 25, 2009. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

Item 6.	Selected Financial Data.

Our selected consolidated financial and other data is set forth below, which is derived in part from, and should be read in conjunction with, our audited consolidated financial statements and notes thereto, beginning on page F-1 of this Form 10-K.

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Selected financial condition data:
Total assets	$407,833	$357,801	$354,237	$333,724	$329,841
Loans, net	240,463	218,711	205,677	206,160	199,525
Securities available for sale	112,863	105,922	108,016	94,082	99,170
Securities held to maturity	—	—	—	2,275	2,359
Federal Home Loan Bank stock	2,890	3,081	2,481	2,716	2,709
Total cash and cash equivalents	29,038	10,091	18,682	12,053	11,577
Total deposits	293,248	240,828	249,637	250,890	243,554
Short-term borrowings	5,500	18,505	10,605	11,205	11,725
Long-term debt	46,460	37,940	32,750	37,480	42,260
Total equity	54,228	53,465	53,747	27,995	26,915
Allowance for loan losses	1,476	1,226	1,257	1,240	1,288
Non-performing loans	1,651	1,644	1,309	1,362	792
Non-performing assets	1,699	1,705	1,492	1,448	932

	For the year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Selected operating data:
Interest income	$19,983	$18,622	$17,774	$15,956	$14,744
Interest expense	8,778	9,133	8,045	6,426	5,332

Net interest income	11,205	9,489	9,729	9,530	9,412
Provision for loan losses	391	105	158	20	267

Net interest income after provision for loan losses	10,814	9,384	9,571	9,510	9,145
Total non-interest income	600	2,002	1,805	1,847	1,875
Total non-interest expense	9,602	9,118	8,646	8,350	7,939

Income before income taxes	1,812	2,268	2,730	3,007	3,081
Income taxes	342	451	911	953	902

Net income	$1,470	$1,817	$1,819	$2,054	$2,179

Basic earnings per common share (1)	$0.24	$0.29	$0.24	$—	$—

Diluted earnings per common share (1)	$0.24	$0.29	$0.24	$—	$—

Dividends declared per share	$0.19	$0.13	$0.03	$—	$—

(1)	The Company completed an initial public offering of its common stock on April 3, 2006. Refer to Note 16 in the Notes to our Consolidated Financial Statements

	At or for the year ended December 31,
	2008	2007	2006	2005	2004
Selected financial ratios and other data
Performance ratios:
Return on average assets	0.39%	0.52%	0.52%	0.62%	0.68%
Return on average equity	2.76%	3.39%	4.05%	7.47%	8.45%
Dividend payout ratio(1)	79.17%	44.83%	12.50%	—	—
Interest rate spread(2)	2.75%	2.42%	2.60%	2.93%	3.03%
Net interest margin(3)	3.19%	2.92%	3.00%	3.09%	3.15%
Efficiency ratio(4)	81.34%	79.35%	74.96%	73.39%	70.34%
Non interest expense to average total assets	2.53%	2.60%	2.49%	2.53%	2.48%
Average interest-earning assets to average interest-bearing liabilities	117.53%	117.94%	116.16%	107.51%	106.35%

Capital ratios:
Total risk-based capital to risk weighted assets(5)	22.05%	23.72%	23.88%	17.06%	16.34%
Tier 1 risk-based capital to risk weighted assets(5)	21.35%	22.90%	22.81%	16.00%	15.18%
Tangible capital to tangible Assets(5)	11.20%	12.28%	11.68%	8.47%	7.99%
Tier 1 leverage (core) capital to adjustable tangible assets(5)	11.20%	12.28%	11.68%	8.47%	7.99%
Equity to total assets	13.30%	14.94%	15.17%	8.39%	8.16%

Asset quality ratios:
Non-performing loans as a percent of total net loans	0.69%	0.75%	0.64%	0.66%	0.40%
Non-performing assets as a percent of total assets	0.42%	0.48%	0.42%	0.43%	0.28%
Allowance for loan losses as a percent of total net loans	0.61%	0.56%	0.61%	0.60%	0.65%
Allowance for loan losses as a percent of non-performing loans	89.40%	74.57%	96.03%	91.04%	162.63%

Other data:
Number of full service offices	9	8	8	8	7

(1)	Represents dividends declared per share as a percent of earnings per share.
(2)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(3)	Represents the net interest income as a percent of average interest-earning assets for the period.
(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Represents the capital ratios of Lake Shore Savings Bank since Lake Shore Bancorp, Inc., as a savings and loan holding company, is not subject to formula-based requirements at the holding company level.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Important Note Regarding Forward-Looking Statements

Certain statements in this annual report are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s current plans and analyses of our business and the industry in which we operate as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes, and the other risks and uncertainties identified in Part I, Item 1A “Risk Factors.” These factors in some cases have affected, and in the future could affect, our financial performance and could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Since 1993, following the appointment of our current Chief Executive Officer, and despite the fact that the Western New York market area has been economically stagnant, we have more than tripled in asset size and gone from being a two office institution to having nine branches. Since 2000 our asset size has doubled and we have opened four new branches. We are among the largest lenders in market share of residential mortgages in Chautauqua County.

Recent Developments

During 2008, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets as the U.S. economy experienced a recession. The far-reaching effects of the recession include deterioration in the labor market, rising unemployment, volatile equity markets, and declining home values, all of which are weighing negatively on consumer sentiment as evidenced by weak spending throughout the year, especially during the fourth quarter of 2008. During 2008, financial markets experienced unprecedented events, and the market exhibited extreme volatility and evaporating liquidity as credit quality concerns, sharp fluctuations in commodity prices, volatility in rate indices such as Prime and LIBOR, and illiquidity persisted. Concerns regarding increased credit losses from the weakening economy negatively affected the capital and earnings levels of most financial institutions. Liquidity in the debt markets was extremely low despite the efforts of the the Treasury and the Federal Reserve Board to inject capital and liquidity into financial institutions, and as a result, asset values continue to be under pressure.

As discussed further above in Part I, Item 1 “Business—Regulation—Developments in Regulation of the Financial Sector,” since October 2008, numerous legislative actions have been taken in response to the financial crisis affecting the banking system and financial markets, including the following.

In October 2008, the United States government established the EESA in response to instability in the financial markets. Pursuant to the EESA, the Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. EESA also provided for the temporary increase of federal deposit insurance coverage levels under the DIF from $100,000 to $250,000 per deposit category, per depositor, per institution, through December 31, 2009.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the CPP, from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock and warrants to purchase common stock. We submitted a CPP application in anticipation of reviewing the Treasury’s term sheet for mutual holding companies, prior to officially making a decision on whether to participate. After careful consideration, we withdrew our application to participate in the CPP in February 2009. Our decision to withdraw the application was based on our determination that we are a well-capitalized institution and have no need for the CPP funds to continue with our strategic plans for growth and operation, in addition to the fact that the mutual holding company CPP term sheet has not yet been finalized.

During October 2008, the FDIC announced the TLGP, under which it would temporarily guarantee certain new debt issued by insured banks and qualified bank holding companies and expand its insurance to cover all non-interest bearing transaction accounts through December 31, 2009. We participate in the TLGP component which allows us to provide full FDIC insurance coverage for non-interest bearing transaction accounts, but we opted out of the component relating to the complete guarantee of newly issued senior unsecured debt. Our participation in the TLGP will require the payment of additional insurance premiums to the FDIC. Additionally, we may be required to pay significantly higher FDIC premiums in the future because market developments have significantly depleted the Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. On February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment on insured institutions. The assessment will be based on deposits as of June 30, 2009 and collected on September 30, 2009. After June 30, 2009, the FDIC may impose an additional assessment of up to 10 basis points if the condition of the banking industry continues to decline.

In December 2008, the Federal Reserve Board took unprecedented action in lowering the federal funds rate by 75 basis points to a targeted range of zero to one-quarter percent. The Board of Governors also lowered the discount rate 75 basis points to one-half percent. In addition, due to the continuing strain on the financial markets, the Federal Reserve Board has offered numerous temporary liquidity facilities in an effort to stabilize credit markets and improve access to credit.

Each of the above-described programs was implemented to help stabilize and provide liquidity to the financial system. There can be no assurance, however, as to the actual impact any governmental program will have on the financial markets or our financial condition and results of operations. We remain active in monitoring these developments and supporting the interests of our shareholders.

Management Strategy

Our Reputation. Our primary management strategy has been to retain our perceived image as one of the most respected and recognized community banks in Western New York with over 117 years of service to our community. Our management strives to accomplish this goal by continuing to emphasize our high quality customer service and financial strength.

Branching. In 2003, we opened new branch offices in Orchard Park and East Amherst, New York. These new offices have generated deposits of $34.7 million and $26.6 million as of December 31, 2008, respectively. We opened an additional new branch office in Hamburg, New York in December 2005. This office had generated deposits of $22.0 million as of December 31, 2008. On December 1, 2008, we opened our newest branch office in Kenmore, New York. This office generated deposits of $11.6 million as of December 31, 2008. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield, in Chautauqua County, New York and in East Amherst, Hamburg, Orchard Park and Kenmore in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending. Historically, our lending portfolio has been composed predominantly of residential mortgage loans. At December 31, 2008 and 2007, we held $175.8 million and $157.8 million of residential mortgage loans, respectively, which constituted 73.3% and 72.4% of our total loan portfolio, at such respective dates. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At December 31, 2008 and December 31, 2007, our commercial real estate loan portfolio consisted of loans totaling $19.5 million and $20.4 million, respectively, or 8.1% and 9.4%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans. At December 31, 2008 and December 31, 2007, our commercial loan portfolio consisted of loans totaling $7.4 million and $8.2 million, respectively, or 3.1% and 3.8%, respectively, of total loans. We will sell loans when appropriate and will retain servicing rights to those loans. We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent. Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. At December 31, 2008 and 2007, our investment securities totaled $115.8 million and $109.0 million, respectively.

Treasury Yield Curve. As with all community banks, we face a challenge in monitoring our interest rate risk. Banks generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped. On July 1, 2007, the yield curve was virtually flat at 5%. During the remainder of 2007 and in 2008, the Federal Reserve cut the federal funds rate 10 times and as of December 31, 2008, the federal funds rate was 0.14%. As a result, the yield curve now has a positive slope. During 2008, there was unprecedented volatility in the markets including the failure of large investment banks, the conservatorship of FNMA/FHLMC, a global liquidity crisis, continuing housing market declines and an ongoing credit crisis with financial institutions. As described above there have been coordinated global initiatives and significant injections of capital and liquidity into the capital markets and financial institutions in response to these events. These actions have caused the yield curve to shift down. Rates on short-term treasury bills and rates on intermediate-term treasury bills have dropped significantly. For example, the yield on the two year Treasury note declined from 3.05% as of December 31, 2007 to 0.76% as of December 31, 2008. The yield on the 10 year Treasury note declined from 4.04% as of December 31, 2007 to 2.25% as of December 31, 2008. However, because of the economic crisis, the yield spread for mortgage securities has tightened over Treasury bonds. For example, on December 31, 2007, we offered a 30 year fixed rate mortgage at 6.125%. On December 31, 2008, the rate we offered on this loan type was 5.00%, a decline of 112.5 basis points. Given the changes to the treasury yield curve and spread relationships, our net interest margin could decline if interest rates on loans remain low or decline.

Interest Rate Risk. Our strategy to improve interest income was to increase our interest rate risk exposure. To mitigate the risk of falling interest rates on our adjustable rate home equity and commercial loans, we purchased an interest rate floor product during August 2006 on a notional principal amount of $10 million. This product allows us to receive payments if the prime rate drops below 8%. The prime rate has been below 8% since September 2007 and was 3.25% as of December 31, 2008. In 2008, we received payments on the interest rate floor product, which partially offset the reduction in loan interest income on adjustable rate loans that were tied to the prime rate. During 2008, we received $306,000 in additional interest income from the interest rate floor product. The interest rate floor expires on August 11, 2011. Subsequent to 2008, we decided to sell the interest rate floor product due to management’s determination that the value of the product had reached its peak and based on an evaluation of estimated prime rate changes in the future. The product was sold on January 30, 2009. Refer to Note 21 in the Notes to our Consolidated Financial Statements for more information.

We believe that the cumulative impact of the strategies we elected to pursue have protected us from having a more severe exposure to falling interest rates. We believe that our current capital position and success in the core banking services of lending and deposits will result in sustained earnings going forward.

We employ a third party financial advisor to assist us in managing our investment portfolio and developing balance sheet strategies. At December 31, 2008 and 2007, we had $112.9 and $105.9 million,

respectively, invested in securities available for sale, the majority of which are mortgage-backed, collaterized mortgage obligations (“CMOs”) and municipal securities. We do not own any collateralized debt obligations (“CDOs”) or structured investment vehicles (“SIVs”).

Other than Temporary Impairment

With the continued disruption of the securities and housing markets, we found it necessary to write down four non-agency asset-backed securities in our investment portfolio during 2008. The write-down resulted in a pre-tax loss of $1.9 million ($1.2 million, net of tax), which was recorded in the “Other Non-interest Income” section of the consolidated statements of income. The securities were rated “AAA” by the major rating agencies when purchased. Three of the securities are collateralized by second lien home equity loans to prime borrowers. Since the collateral was on a second lien position, these securities were “wrapped” by an insurance guarantee issued by Financial Guaranty Insurance Co. (“FGIC”). FGIC also “wrapped” other mortgage-backed and asset-backed securities. As a result of FGIC’s exposure to the sub-prime housing market and inability to raise additional capital, the major rating agencies downgraded FGIC. As a result of FGIC’s downgrade, the major rating agencies downgraded the ratings on these securities and the fair market value of these securities experienced significant declines. The fourth security is backed by first lien residential mortgages to sub-prime borrowers. The majority of the mortgages are adjustable rate loans. As of December 31, 2008, the security was rated AAA/B1 by S&P and Moody’s, respectively, and the fair market value of the security had declined significantly. The price declines, current accounting rules and associated SEC guidance contributed to management’s determination that the impairment on these securities was “other-than-temporary.” It should be noted that all of these securities continue to make payments in accordance with their terms as of December 31, 2008.

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

	At December 31, 2008		For the Year ended December 31, 2008			For the Year ended December 31, 2007			For the Year ended December 31, 2006
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits & Federal Funds Sold	$22,254	1.28%	$13,554	$284	2.10%	$3,959	$130	3.28%	$14,339	$629	4.39%

Securities	115,753	4.45%	109,846	5,146	4.68%	110,535	5,010	4.53%	104,424	4,498	4.31%

Loans	240,463	6.05%	228,392	14,553	6.37%	210,610	13,482	6.40%	205,419	12,647	6.16%

Total interest-earning assets	378,470	5.30%	351,792	19,983	5.68%	325,104	18,622	5.73%	324,182	17,774	5.48%

Other assets	29,363		27,005			25,351			23,650

Total assets	$407,833		$378,797			$350,455			$347,832

Interest-bearing liabilities:
Demand and NOW accounts	$35,303	0.41%	36,025	145	0.40%	37,011	242	0.65%	37,293	224	0.60%

Money market accounts	25,157	0.91%	23,631	229	0.97%	24,324	323	1.33%	25,525	265	1.04%

Savings accounts	27,290	0.56%	28,057	154	0.55%	26,722	135	0.51%	25,890	139	0.54%

Time deposits	179,687	3.30%	154,857	5,929	3.83%	139,271	6,214	4.46%	138,409	5,247	3.79%

Borrowed funds	51,960	4.24%	55,372	2,202	3.98%	46,948	2,099	4.47%	48,454	2,027	4.18%
Advances from borrowers on taxes and insurance	—	—%	—	—	—%	—	—	—%	2,101	22	1.05%
Other interest-bearing liabilities	1,358	8.76%	1,370	119	8.69%	1,394	120	8.61%	1,414	121	8.56%

Total interest bearing liabilities	320,755	2.74%	299,312	8,778	2.93%	275,670	9,133	3.31%	279,086	8,045	2.88%

Other non-interest bearing liabilities	32,850		26,244			21,239			23,784

Equity	54,228		53,241			53,546			44,962

Total liabilities and equity	$407,833		$378,797			$350,455			$347,832

Net interest income				$11,205			$9,489			$9,729

Interest rate spread					2.75%			2.42%			2.60%

Net interest margin					3.19%			2.92%			3.00%

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

	Year Ended December 31, 2008 Compared to Year Ended December 31, 2007			Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$(62)	$216	$154	$(129)	$(370)	$(499)
Securities	167	(31)	136	242	270	512
Loans	(62)	1,133	1,071	510	325	835

Total interest-earning assets	43	1,318	1,361	623	225	848

Interest-bearing liabilities:
Demand and NOW accounts	(91)	(6)	(97)	20	(2)	18
Money market accounts	(85)	(9)	(94)	71	(13)	58
Savings accounts	12	7	19	(8)	4	(4)
Time deposits	(937)	652	(285)	934	33	967

Total deposits	(1,101)	644	(457)	1017	22	1,039

Other interest-bearing liabilities:
Borrowed funds	(248)	351	103	136	(64)	72
Advances from borrowers on taxes and insurance and other interest-bearing liabilities	1	(2)	(1)	(22)	(1)	(23)

Total interest-bearing liabilities	(1,348)	(993)	(355)	1,131	(43)	1,088

Net change in interest income	$1,391	$325	$1,716	$(508)	$268	$(240)

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

Total assets at December 31, 2008 were $407.8 million, an increase of $50.0 million, or 14.0%, from $357.8 million at December 31, 2007. The increase in total assets is primarily due to a $21.8 million increase in loans receivable, net, a $6.9 million increase in securities available for sale and an increase in cash and cash equivalents of $18.9 million.

Cash and cash equivalents increased by $18.9 million, or 187.8%, to $29.0 million at December 31, 2008 from $10.1 million at December 31, 2007. Federal funds sold increased from $41,000 at December 31, 2007 to $17.6 million at December 31, 2008. This increase is primarily attributable to a $11.6 million increase in deposits at our new branch office opened in December 2008 that had not yet been deployed in lending or investment activities. Our interest bearing deposits also increased by $2 million from December 31, 2007 to December 31, 2008, due to our investment in a long-term time deposit product at another financial institution.

Investment securities increased by $6.8 million, or 6.2%, from $109.0 million at December 31, 2007 to $115.8 million at December 31, 2008. The increase is attributable to purchases of $25.8 million of securities in 2008 and an increase in the unrealized gain on available for sale securities of $1.6 million which was offset by paydowns of $18.6 million and an other-than-temporary impairment charge of $1.9 million ($1.2 million net of tax) during 2008. See “Other Than Temporary Impairment” above.

Loans receivable, net increased by $21.8 million, or 9.9%, to $240.5 million at December 31, 2008 from $218.7 million at December 31, 2007. The table below shows the changes in loan volume by loan type between December 31, 2007 and December 31, 2008:

			Change
	December 31, 2008	December 31, 2007	$	%
	(in thousands)
Real Estate Loans:
Residential, 1-4 family	$175,808	$157,834	$17,974	11.4%
Home Equity	28,143	26,569	1,574	5.9%
Commercial	19,513	20,394	(881)	(4.3)%
Construction	6,479	2,775	3,704	133.5%

	229,943	207,572	22,371	10.8%

Commercial Loans	7,403	8,246	(843)	(10.2)%
Consumer Loans	2,350	2,306	44	1.9%

Total Gross Loans	239,696	218,124	21,572	9.9%
Allowance for loan losses	(1,476)	(1,226)	(250)	20.4%
Net deferred loan costs	2,243	1,813	430	23.8%

Loans receivable, net	$240,463	$218,711	$21,752	9.9%

The increase in residential real estate and construction loans in 2008 is attributable to our efforts to increase originations in this area, especially in the Erie County market area. Mortgage loans represented 73.3% of the loan portfolio at December 31, 2008. We do not carry any “sub-prime” loans in our mortgage portfolio.

The table below shows changes in deposit volumes by type of deposit between December 31, 2007 and December 31, 2008:

			Change
	December 31, 2008	December 31, 2007	$	%
	(in thousands)
Demand Deposits:
Non-interest bearing	$25,811	$19,321	$6,490	33.6%
Interest bearing	35,303	37,934	(2,631)	(6.9)%
Money market	25,157	23,202	1,955	8.4%
Savings	27,290	25,282	2,008	7.9%
Time deposits	179,687	135,089	44,598	33.0%

Total Deposits	$293,248	$240,828	$52,420	21.8%

The increase in non-interest bearing accounts is mainly due to a large commercial customer deposit that was temporarily held at Lake Shore Savings in December 2008. The overall increase in savings accounts is primarily attributed to new commercial customers. The increase in time deposits and money market accounts is attributed to our ability to offer or match competitive rates in our market area and due to the opening of a new branch office in December 2008.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, decreased by $4.5 million, or 7.9%, from $56.4 million at December 31, 2007 to $51.9 million at December 31, 2008. Short-term borrowings decreased $13.0 million, from $18.5 million at December 31, 2007, to $5.5 million at December 31, 2008, while long-term debt increased $8.5 million, from $37.9 million at December 31, 2007, to $46.5 million at December 31, 2008. We shifted certain short-term borrowings to long-term debt to lower our borrowing costs, by taking advantage of the drop in interest rates which occurred during 2008.

Total stockholders’ equity increased by $763,000, or 1.4%, from $53.5 million at December 31, 2007, to $54.2 million at December 31, 2008. The increase is primarily due to net income of $1.5 million and unrealized gain on available for sale securities of $946,000 for the year ended December 31, 2008. Stock-based compensation expense of $364,000 also resulted in an increase to stockholders’ equity. The increase was partially offset by the purchase of $1.5 million in outstanding common stock under our stock repurchase plan during 2008. Dividends declared and paid during the year ended December 31, 2008 further reduced stockholders’ equity by $484,000.

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007

General. Net income was $1.5 million for the year ended December 31, 2008, a decrease of 19.1%, compared to net income of $1.8 million for the year ended December 31, 2007. Earnings per share was $0.24 for the year ended December 31, 2008 compared to $0.29 for the year ended December 31, 2007. The decrease in net income was primarily attributed to a non-cash, pre-tax, impairment charge of $1.9 million ($1.2 million net of tax) related to write-downs of investments in four non-agency asset-backed securities during 2008. See “Other Than Temporary Impairment” above. Excluding the $1.9 million impairment charge, we would have recorded net income of $2.7 million for the year ended December 31, 2008, which would have been an increase of $839,000, or 46.2%, over net income recorded in the year ended December 31, 2007. When excluding the impairment charge, earnings per diluted share would have been $0.44 for the year ended December 31, 2008 compared to earnings per diluted share of $0.29 for the year ended December 31, 2007.

Net Interest Income. Net interest income increased by $1.7 million, or 18.1%, to $11.2 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. Interest income increased by $1.4 million while interest expense decreased by $355,000 for the year ended December 31, 2008 when compared to the year ended December 31, 2007. Net interest spread and net interest margin were 2.75% and 3.19%, respectively, for the year ended December 31, 2008 compared to 2.42% and 2.92%, respectively, for the year ended December 31, 2007.

Interest Income. Interest income increased by $1.4 million, or 7.3%, from $18.6 million for the year ended December 31, 2007 to $20.0 million for the year ended December 31, 2008. Loan interest income grew by $1.1 million, or 7.9%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Part of the increase was due to an increase in loan originations during 2007 that led to additional interest income in 2008. During 2008, mortgage loan originations totaled $61.2 million, an increase of $17.2 million, or 39%, over mortgage loan originations in 2007 of $44.0 million. As a result, the average balance of our loan portfolio increased $17.8 million from an average balance of $210.6 million for the year ended December 31, 2007 to an average balance of $228.4 million for the year ended December 31, 2008. The average yield on our loan portfolio decreased from 6.40% to 6.37% for the years ended December 31, 2007 and 2008, respectively. Interest income on our loan portfolio was also impacted by a $506,000 increase on the fair value of our interest rate floor derivative product, which was $207,000 more than the increase recorded during the year ended December 31, 2007. In addition, $305,000 in interest income was recorded on the interest rate floor derivative product during the year ended December 31, 2008 compared to no interest income being recorded during the year ended December 31, 2007, as the prime rate dropped below the contractual rate in the floor agreement in 2008, which triggered payments. On January 30, 2009, we sold our interest rate floor product. Refer to Note 21 in the Notes to our Consolidated Financial Statements for more information. Investment income increased by $136,000, or 2.7%, from $5.0 million for the year ended December 31, 2007 to $5.1 million for the year ended December 31, 2008. The investment portfolio had an average balance of $109.8 million and an average yield of 4.68% for the year ended December 31, 2008 compared to an average balance of $110.5 million and an average yield of 4.53% for the year ended December 31, 2007. Other interest income increased by $154,000, or 118.5%, from $130,000 for the year ended December 31, 2007 to $284,000 for the year ended December 31, 2008. This was primarily due to the additional interest earned from the increase in the average balance of federal funds sold and other interest bearing deposits from $4.0 million for the year ended December 31, 2007 to $13.6 million for the year ended December 31, 2007.

Interest Expense. Interest expense decreased by $355,000, or 3.9%, from $9.1 million for the year ended December 31, 2007 to $8.8 million for the year ended December 31, 2007. Interest expense on deposits decreased by $457,000, or 6.6%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily due to lower interest rates being offered on deposit products during 2008 which was partially offset by a 21.8% increase in total deposit balances in 2008. The average yield paid on interest-bearing deposits decreased from 3.04% for the year ended December 31, 2007 to 2.66% for the year ended December 31, 2008. Interest expense related to advances from the Federal Home Loan Bank of New York increased $103,000, or 4.9%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily due to an $8.4 million increase in average borrowings since December 31, 2007 which was partially offset by a 0.49% decrease in the weighted average interest rate paid on borrowings. The average yield on these borrowings decreased from 4.47% for the year ended December 31, 2007 to 3.98% for the year ended December 31, 2008.

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

Provision for loan losses increased by $286,000, or 272.4%, to $391,000 for the year ended December 31, 2008 from $105,000 for the year ended December 31, 2007. Total classified assets increased $1.3 million from $6.4 million as of December 31, 2007 to $7.7 million as of December 31, 2008. Included in the classified assets total as of December 31, 2008, was an increase of $2.4 million in the “doubtful” assets category, which indicated a high probability of loss within the loan portfolio. This increase is primarily due to four commercial business loans made to one borrower to fund the start-up of a franchise restaurant business, totaling $2.6 million. Management’s analysis indicated that these loans were “impaired” as of December 31, 2008, due to delinquency and concerns over ability to meet contractual obligations. Management worked with the borrower to resolve these issues and during January 2009 these loans were re-structured and payments were current. Furthermore, the average balance of our loan portfolio increased from $210.6 million as of December 31, 2007 to $228.4 million as of December 31, 2008. The increase in the average balance of our loan portfolio is attributed to an increase in new residential mortgage loans originated in 2008. These loans are backed by collateral which limits our risk of loss. Management deemed the increase to provision for loan losses was necessary due to the increase in our loan portfolio during 2008 and the increase in non-performing loans, offset by a reduction in the provision for loan losses on our residential mortgage loan portfolio, given the strength of the collateral values for the residential property in Western New York and historical losses on this portfolio. We believe that the allowance for loan losses accurately reflects the level of risk inherent in the loan portfolio and the risk of lending in our community.

Non-interest Income. Non-interest income, which is a total of service charges and fees, earnings on bank-owned life insurance, and other income, was $600,000 and $2.0 million, respectively, for the years ended December 31, 2008 and 2007. The decrease was mainly due to a pre-tax $1.9 million other-than-temporary impairment charge recorded in 2008 on certain non-agency asset-backed securities. See “Other Than Temporary Impairment” above. Excluding the $1.9 million impairment charge, we would have recorded non-interest income for the year ended December 31, 2008 of $2.5 million, an increase of $532,000, or 26.6%, over the year ended December 31, 2007. This increase was mainly due to a $526,000 increase in service fees in 2008, as a result of a new fee based service implemented in February 2008.

Non-interest Expense. Non-interest expense increased by $483,000, or 5.3%, to $9.6 million for the year ended December 31, 2008 compared to $9.1 million for the year ended December 31, 2007. Advertising expense increased by $174,000, or 76.3%, primarily due to increased television, print and sponsorship advertising in our Erie County market area in 2008 as well as expenses incurred to advertise the opening of our new branch office in Kenmore, New York during December 2008. Occupancy and equipment increased by $94,000, or 7.3%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to the acquisition of a new branch office and the interior remodeling of the main branch office during 2008. Data processing expenses increased by $74,000, or 15.2%, to $560,000 for the year ended December 31, 2008 due to increased costs for ATM and debit card transactions, including the implementation of a Business Debit Card for our commercial customers. Salaries and employee benefits expenses increased by $51,000, or 1.0%, for the year ended December 31, 2008 compared to 2007 due to annual salary increases and the addition of two lending officers, offset by decreases in salary and benefit costs due to the retirement of an executive officer and a director in 2008. Expenses related to FDIC insurance increased by $28,000 for year ended December 31, 2008 compared to 2007 as we had fully utilized the $174,000 one-time assessment credit granted by the FDIC and applied against premiums since June 2007. Training and travel expenses also increased by $21,000 for year ended December 31, 2008 compared to 2007 due to the increase in our reimbursable mileage rate and the volume of business travel by our lending officers.

Income Tax Expense. Income tax expense decreased by $109,000, or 20.1%, from $451,000 for the year ended December 31, 2007 to $342,000 for the year ended December 31, 2008. The decrease was due to lower pre-tax income and higher levels of tax exempt income on bank owned life insurance and municipal bond investments. In 2008, the impact of this tax exempt income reduced the effective tax rate by 17.5%, in comparison to an 11.8% reduction to the effective tax rate in 2007.

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006

General. Net income was $1.8 million for the years ended December 31, 2007 and 2006. Earnings per share was $0.29 for the year ended December 31, 2007 compared to $0.24 for the period from April 3, 2006 to December 31, 2006.

Net Interest Income. Net interest income decreased by $240,000, or 2.5%, to $9.5 million for the year ended December 31, 2007 as compared to $9.7 million for the year ended December 31, 2006. The decrease in net interest income was primarily due to an increase in interest expense of $1.1 million offset by an increase of $848,000 in interest income for the year ended December 31, 2007 in comparison to the year ending December 31, 2006.

Interest Income. Interest income increased $848,000, or 4.8%, from $17.8 million for the year ended December 31, 2006 to $18.6 million for the year ended December 31, 2007. The increase was primarily due to an $835,000 increase in loan interest income, or 6.6%, from $12.6 million for the year ended December 31, 2006 to $13.5 million for the year ended December 31, 2007. Part of the increase in loan interest income occurred due to an increase in loan originations during 2007. During 2007, residential mortgage loan originations totaled $44.0 million, an increase of $13.2 million, or 39.6%, over residential mortgage loan originations in 2006 of $30.8 million. As a result, the average balance of our loan portfolio increased $5.2 million from an average balance of $205.4 million for the year ended December 31, 2006 to an average balance of $210.6 million for the year ended December 31, 2007. The average yield on our loan portfolio increased from 6.16% to 6.40% for the years ended December 31, 2006 and 2007, respectively. Interest income on our loan portfolio was also increased by a $299,000 gain on the fair value of our interest rate floor derivative product during the year ended December 31, 2007. Investment income increased by $512,000, or 11.4%, from $4.5 million for the year ended December 31, 2006 to $5.0 million for the year ended December 31, 2007. The investment portfolio had an average balance of $110.5 million and an average yield of 4.53% for the year ended December 31, 2007 compared to average balance of $104.4 million and an average yield of 4.31% for the year ended December 31, 2006. Other interest income decreased by $499,000, or 79.3%, from $629,000 for the year ended December 31, 2006 to $130,000 for the year ended December 31, 2007, primarily due to the decrease in the average balance of federal funds sold and other interest bearing deposits from $14.3 million for the year ended December 31, 2006 to $4.0 million for the year ended December 31, 2007. The proceeds from our stock offering on April 3, 2006 were initially invested in federal funds sold. Since that time, the proceeds have been moved to other investments, resulting in the significant decrease in the average federal funds sold balance.

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

Provision for Loan Losses. For the year ended December 31, 2007, the provision for loan losses decreased by $53,000 from $158,000 for the year ended December 31, 2006 to $105,000 for the year ended December 31, 2007. Total classified assets increased $1.6 million from $4.8 million as of December 31, 2006 to $6.8 million as of December 31, 2007. Included in the classified assets total as of December 31, 2007, was an increase of $306,000 in the “doubtful” assets category, which indicated a high probability of loss within the loan portfolio. The average balance of our loan portfolio increased from $205.4 million as of December 31, 2006 to $210.6 million as of December 31, 2007. Despite the increase in classified loans and the increase in the average balance of our loan portfolio, we did not deem it necessary to increase our provision for loan losses in 2007. The majority of the increase in classified loans was in the “special mention” category. The loans in the special mention category included commercial real estate loans and commercial loans that were under “watch” for various reasons, such as being a new loan (i.e., less than 6 months old) or being in a riskier business (i.e. a restaurant). These loans possess certain weaknesses which deserve careful monitoring but in the current opinion of management, the risk of loss is minimal. The increase in the average balance of our loan portfolio is attributed to an increase in new residential mortgage loans originated in 2007. These loans are backed by collateral which limits our risk of loss. We believe that the allowance for loan losses accurately reflects the level of risk inherent in the loan portfolio and the risk of lending in our community.

Non-interest Income. For the year ended December 31, 2007, non-interest income totaled $2.0 million, which was an increase of $197,000, or 10.9%, in comparison to $1.8 million for the year ended December 31, 2006. The increase is attributed to $193,000 of increased earnings on bank-owned life insurance, resulting from the purchase of an additional $3.8 million of bank-owned life insurance in the fourth quarter of 2006 to fund supplemental employee retirement plans.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which as of August 1, 2008, allowed us to borrow up to $26.8 million on an overnight line of credit and $26.8 million on a one-month overnight repricing line of credit. As of December 31, 2008, we had no borrowings outstanding under either of these agreements. We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans. At December 31, 2008, we had outstanding advances totaling $52.0 million.

Historically loan repayments and maturing investment securities are a relatively predictable source of funds. However, in light of the financial crisis and current economic environment, there are now more risks related to loan repayments and the valuation and maturity of investment securities. In addition, deposit flows, calls of investment securities, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. These factors and the current economic environment reduce the predictability of the timing of these sources of funds.

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities. For the year ended December 31, 2008, we originated loans of approximately $66.1 million in comparison to approximately $49.4 million of loans originated during the year ended December 31, 2007. Purchases of investment securities totaled $25.8 million in the year ended December 31, 2008 and $14.7 million in the year ended December 31, 2007. The payment of principal and interest on our investment securities portfolio were received as expected in 2008.

At December 31, 2008, we had loan commitments to borrowers of approximately $6.4 million and overdraft lines of protection and unused home equity lines of credit of approximately $24.9 million.

Total deposits were $293.2 million at December 31, 2008, as compared to $240.8 million at December 31, 2007. Time deposit accounts scheduled to mature within one year were $117.0 million at December 31, 2008. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

As discussed above, during 2008, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets as the U.S. economy experienced a recession. While the recession has had far-reaching effects, our financial condition and liquidity position remained strong in 2008.

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

We do not anticipate any material capital expenditures in 2009. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than debt as described in Note 9 in the Notes to our Consolidated Financial Statements and the commitments and unused lines and letters of credit noted above.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 17 in the Notes to our Consolidated Financial Statements for a summary of commitments as of December 31, 2008.

Accounting Polices, Standards and Pronouncements

Refer to Note 2 in the Notes to our Consolidated Financial Statements for a discussion of significant accounting policies, the impact of the adoption of new accounting standards and recent accounting pronouncements.

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

Managing interest rate risk is of primary importance to us. The responsibility for interest rate risk management is the function of our Asset/Liability Committee, which includes our Chief Executive Officer and President, Chief Financial Officer and certain other members of our Board of Directors. Our Asset Liability Committee meets at least quarterly, and more often if necessary, to review our asset/liability policies and identify and measure potential risks to earnings due to changes in interest rates. The primary goal of our interest rate risk management is to minimize the potential loss in net interest income that could arise from changes in interest rates given our business strategy, operating environment, capital, liquidity and performance objectives. Our Chief Financial Officer also receives recommendations from a third party financial advisor regarding permissible investment securities, the use of which are part of our management of interest rate risk.

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

Our earnings may be adversely impacted by a decrease in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will reprice as long-term interest rates decrease. At December 31, 2008, 84.2% of our residential mortgage loans with contractual maturities of greater than one year had an average fixed rate of 5.94%, which is above the current rate on a 30 year fixed rate residential mortgage of 5.0%, and therefore expected to reprice in 2009. In addition, 65.1% of our certificates of deposit, with an average rate of 3.28%, will mature within one year, and 38.2% of our borrowed funds, with an average rate of 3.64%, contractually mature within one year. Average interest rates as of December 31, 2008 on these products were 3.83% and 3.98%. Therefore, in a decreasing rate environment, the yields earned on our loan portfolio are expected to decrease. A decreasing rate environment may cause a narrowing of our net interest rate spread and a decrease in our earnings.

The table below sets forth as of December 31, 2008 and December 31, 2007, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of December 31, 2008			As of December 31, 2007
Change in Interest Rates (basis points) (1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change From Base	Percentage Change from Base
	(Dollars in thousands)
+300	$27,769	$(18,307)	(40)%	$31,332	$(21,400)	(41)%
+200	35,394	(10,682)	(23)%	39,135	(13,597)	(26)%
+100	41,748	(4,328)	(9)%	46,434	(6,298)	(12)%
0	46,076	—	—	52,733	—	—
-100	48,394	2,318	5%	57,129	4,397	8%

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

From December 2007 until December 2008, the Federal Reserve lowered the federal funds rate from 4.24% to 0.16%, a decline of 408 basis points due to the unprecedented volatility in the markets during 2008, including the failure of large investment banks, the conservatorship of FNMA/FHLMC, a global liquidity crisis, continuing housing market declines and an ongoing credit crisis with financial institutions. In response, there have been coordinated global initiatives and significant injections of capital and liquidity into the capital markets and financial institutions. These actions have caused the yield curve to shift down.

Higher short term rates and lower long term rates would have a negative impact on our results of operations, as our interest bearing liabilities, both deposits and borrowings, price off short term interest rates.

The current interest rate environment is challenging for regional banks especially since the Federal Reserve is manipulating mortgage rates lower, which negatively impacts interest rate margins. However, we believe that our current equity position will allow us to weather the challenges in the current interest rate environment and to take advantage of market opportunities when conditions warrant.

Item 8.	Financial Statements and Supplementary Data.

See pages F-1 through F-42 following the signature page of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

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

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2008, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2008 fiscal year end.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2008 fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2008 fiscal year end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2008 fiscal year end.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2008 fiscal year end.

Item 15.	Exhibits, Financial Statement Schedules.

15(a)(1) Financial Statements. The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2008 and 2007

•	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or the information is provided elsewhere in the Consolidated Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Charter of Lake Shore Bancorp, Inc.[1]

3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[8]

4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.[3]

4.2	Form of Restricted Stock Award Notice[6]

4.3	Form of Stock Option Certificate[6]

10.1	Amended and Restated Employment Agreement by and between David C. Mancuso and Lake Shore Bancorp, Inc.[8]

10.2	Amended and Restated Employment Agreement by and between David C. Mancuso and Lake Shore Savings Bank[8]

10.3	Form of Change in Control Agreement[7]

10.4	Amended and Restated Severance Pay Plan of Lake Shore Savings Bank[7]

10.5	1999 Executives Supplemental Benefit Plan[1]

10.6	Amended and Restated 2007 Executives Supplemental Benefit Plan[5]

10.7	1999 Directors Supplemental Benefit Plan[1]

10.8	Amended and Restated 2007 Directors Supplemental Benefit Plan[5]

10.9	Form of Employee Stock Ownership Plan of Lake Shore Bancorp, Inc.[2]

10.10	Lake Shore Bancorp, Inc. 2006 Stock Option Plan[4]

10.11	Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan[4]

23.1	Consent of Beard Miller Company LLP*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
1	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).

2	Incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on January 13, 2006 (Registration No. 333-129439).
3	Incorporated herein by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 8, 2006 (Registration No. 333-129439).
4	Incorporated herein by reference to the Proxy Statement for our October 24, 2006 special meeting of shareholders filed with the Securities and Exchange Commission on September 7, 2006.
5	Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.
6	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 3, 2007 (Registration No. 333-141829).
7	Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on November 16, 2007.
8	Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

LAKE SHORE BANCORP, INC.

By:	/s/ David C. Mancuso
David C. Mancuso
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael E. Brunecz Michael E. Brunecz	CHAIRMAN OF THE BOARD	March 31, 2009

/s/ Reginald S. Corsi Reginald S. Corsi	DIRECTOR	March 31, 2009

/s/ David C. Mancuso David C. Mancuso	PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)	March 31, 2009

/s/ Sharon E. Brautigam Sharon E. Brautigam	DIRECTOR	March 31, 2009

/s/ James P. Foley, DDS James P. Foley, DDS	DIRECTOR	March 31, 2009

/s/ Paul J. Kolkmeyer Paul J. Kolkmeyer	DIRECTOR	March 31, 2009

/s/ Daniel P. Reininga Daniel P. Reininga	DIRECTOR	March 31 2009

/s/ Gary W. Winger Gary W. Winger	DIRECTOR	March 31, 2009

/s/ Nancy L. Yocum Nancy L. Yocum	DIRECTOR	March 31, 2009

/s/ Rachel A. Foley Rachel A. Foley	CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)	March 31, 2009

Lake Shore Bancorp, Inc. and Subsidiary

.

Lake Shore Bancorp, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Lake Shore Bancorp, Inc.

Dunkirk, New York

We have audited the accompanying consolidated statements of financial condition of Lake Shore Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Shore Bancorp, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Beard Miller Company LLP

Pittsburgh, Pennsylvania

March 25, 2009

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,
	2008	2007
	(Dollars In Thousands except per share data)
Assets
Cash and due from banks	$6,784	$7,379
Interest bearing deposits	4,671	2,671
Federal funds sold	17,583	41

Cash and Cash Equivalents	29,038	10,091

Securities available for sale	112,863	105,922
Federal Home Loan Bank stock, at cost	2,890	3,081
Loans receivable, net of allowance for loan losses 2008 $1,476; 2007 $1,226	240,463	218,711
Premises and equipment, net	8,195	6,923
Accrued interest receivable	1,730	1,494
Bank owned life insurance	10,566	10,166
Other assets	2,088	1,413

Total Assets	$407,833	$357,801

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Interest bearing	$267,437	$221,507
Non-interest bearing	25,811	19,321

Total Deposits	293,248	240,828

Short-term borrowings	5,500	18,505
Long-term debt	46,460	37,940
Advances from borrowers for taxes and insurance	2,968	2,669
Other liabilities	5,429	4,394

Total Liabilities	353,605	304,336

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value per share, 25,000,000 shares authorized: 6,612,500 shares issued and 6,257,798 outstanding at December 31, 2008 and 6,612,500 shares issued and 6,423,671 outstanding at December 31, 2007, respectively	66	66
Additional paid-in capital	27,754	27,653
Treasury stock, at cost (354,702 shares at December 31, 2008 and 188,829 at December 31, 2007)	(3,748)	(2,215)
Unearned shares held by ESOP	(2,302)	(2,388)
Unearned shares held by RRP	(1,190)	(1,367)
Retained earnings	32,520	31,534
Accumulated other comprehensive income	1,128	182

Total Stockholders’ Equity	54,228	53,465

Total Liabilities and Stockholders’ Equity	$407,833	$357,801

See notes to financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

	Years Ended December 31,
	2008	2007	2006
	(In Thousands, except per share amounts)
Interest Income
Loans, including fees	$14,553	$13,482	$12,647
Investment securities, taxable	4,615	4,645	4,322
Investment securities, tax-exempt	531	365	176
Other	284	130	629

Total Interest Income	19,983	18,622	17,774

Interest Expense
Deposits	6,457	6,914	5,875
Short-term borrowings	233	766	600
Long-term debt	1,969	1,333	1,427
Other	119	120	143

Total Interest Expense	8,778	9,133	8,045

Net Interest Income	11,205	9,489	9,729

Provision for Loan Losses	391	105	158

Net Interest Income after Provision for Loan Losses	10,814	9,384	9,571

Non-Interest Income
Impairment charge on investment securities	(1,934)	—	—
Service charges and fees	1,985	1,459	1,447
Earnings on bank owned life insurance	400	417	224
Other	149	126	134

Total Non-Interest Income	600	2,002	1,805

Non-Interest Expenses
Salaries and employee benefits	4,932	4,881	4,582
Occupancy and equipment	1,387	1,293	1,378
Data processing	560	486	433
Advertising	402	228	276
Postage and supplies	266	245	270
Professional services	1,185	1,224	952
Other	870	761	755

Total Non-Interest Expenses	9,602	9,118	8,646

Income before Income Taxes	1,812	2,268	2,730

Income Taxes	342	451	911

Net Income	$1,470	$1,817	$1,819

Basic earnings per common share (1)	$0.24	$0.29	$0.24

Diluted earnings per common share (1)	$0.24	$0.29	$0.24

Dividends declared per share	$0.19	$0.13	$0.03

(1)	The Company completed an initial public offering of its common stock on April 3, 2006. See Note 16.

See notes to financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2008, 2007 and 2006

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands, except per share data)
Balance – January 1, 2006	$—	$—	$—	$—	$—	$28,326	$(331)	$27,995

Comprehensive income:
Net income	—	—	—	—	—	1,819	—	1,819
Other comprehensive income	—	—	—	—	—	—	450	450

Total Comprehensive Income								2,269

Initial capitalization of MHC	—	(100)	—	—	—	—	—	(100)
Issuance of common stock, net of offering costs (6,612,500 shares)	66	27,621	—	—	—	—	—	27,687
Common stock acquired by ESOP (238,050 shares)	—	—	—	(2,558)	—	—	—	(2,558)
ESOP shares earned (7,935 shares)	—	1	—	85	—	—	—	86
Purchase of shares for Recognition and Retention Plan (RRP) (119,025 shares)	—	—	—	—	(1,590)	—	—	(1,590)
Stock based compensation	—	18	—	—	—	—	—	18
RRP shares earned (1,901 shares)	—	(3)	—	—	25	—	—	22
Cash dividends declared ($0.03 per share)	—	—	—	—	—	(82)	—	(82)

Balance – December 31, 2006	66	27,537	—	(2,473)	(1,565)	30,063	119	53,747

Comprehensive income:
Net income	—	—	—	—	—	1,817	—	1,817
Other comprehensive income	—	—	—	—	—	—	63	63

Total Comprehensive Income								1,880

ESOP shares earned (7,935 shares)	—	4	—	85	—	—	—	89
Stock based compensation	—	140	—	—	—	—	—	140
RRP shares earned (14,764 shares)	—	(28)	—	—	198	—	—	170
Purchase of treasury stock, at cost (188,829 shares)	—	—	(2,215)	—	—	—	—	(2,215)
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(346)	—	(346)

Balance – December 31, 2007	66	27,653	(2,215)	(2,388)	(1,367)	31,534	182	53,465

See notes to financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (continued)

Years Ended December 31, 2008, 2007 and 2006

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands, except per share data)
Balance – December 31, 2007	66	27,653	(2,215)	(2,388)	(1,367)	31,534	182	53,465

Comprehensive income:
Net income	—	—	—	—	—	1,470	—	1,470
Other comprehensive income	—	—	—	—	—	—	946	946

Total Comprehensive Income								2,416

ESOP shares earned (7,935 shares)	—	(13)	—	86	—	—	—	73
Stock based compensation	—	139	—	—	—	—	—	139
RRP shares earned (13,270 shares)	—	(25)	—	—	177	—	—	152
Purchase of treasury stock, at cost (165,873 shares)	—	—	(1,533)	—	—	—	—	(1,533)
Cash dividends declared ($0.19 per share)	—	—	—	—	—	(484)	—	(484)

Balance – December 31, 2008	$66	$27,754	$(3,748)	$(2,302)	$(1,190)	$32,520	$1,128	$54,228

See notes to financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Cash Flows from Operating Activities

Net income	$1,470	$1,817	$1,819
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales of loans	—	(1)	(2)
Net loss on disposal of premises and equipment	13	—	—
Net amortization (accretion) of investment securities	(131)	(17)	8
Amortization of deferred loan costs	439	358	260
Provision for loan losses	391	105	158
Impairment of investment securities	1,934	—	—
(Increase) decrease in fair value of interest rate floor	(506)	(299)	1
Depreciation and amortization	526	544	644
Deferred income tax expense (benefit)	(480)	138	(217)
Earnings on bank owned life insurance	(400)	(417)	(224)
ESOP shares committed to be released	73	89	86
Stock-based compensation expense	291	310	40
Increase in accrued interest receivable	(236)	(90)	(130)
Decrease in other assets	184	110	1,086
Increase (decrease) in other liabilities	848	(559)	1,231

Net Cash Provided by Operating Activities	4,416	2,088	4,760

Cash Flows from Investing Activities

Activity in available for sale securities:
Maturities, prepayments and calls	18,587	16,906	19,444
Purchases	(25,601)	(14,693)	(30,471)
Activity in held to maturity securities:
Maturities, prepayments and calls	—	—	72
Purchases of Federal Home Loan Bank Stock	(749)	(2,276)	(417)
Redemptions of Federal Home Loan Bank Stock	940	1,676	652
Proceeds from sales of loans	1,313	815	808
Loan origination and principal collections, net	(24,215)	(14,372)	(1,070)
Purchases of bank owned life insurance	—	—	(3,800)
Additions to premises and equipment	(1,811)	(229)	(236)
Investment in unconsolidated entity	(150)	(350)	—

Net Cash Used in Investing Activities	(31,686)	(12,523)	(15,018)

Cash Flows from Financing Activities

Net increase (decrease) in deposits	52,420	(8,809)	(1,253)
Net increase in advances from borrowers for taxes and insurance	299	124	113
Net increase (decrease) in short-term borrowings	(13,005)	7,900	(600)
Proceeds from issuance of long-term debt	23,500	14,800	3,500
Repayment of long-term debt	(14,980)	(9,610)	(8,230)
Proceeds from issuance of common stock, net of offering costs	—	—	27,687
Cash provided to ESOP for purchases of shares	—	—	(2,558)
Purchase of shares for restricted stock plan	—	—	(1,590)
Purchase of treasury stock	(1,533)	(2,215)	—
Cash dividends paid	(484)	(346)	(82)
Initial capitalization of MHC	—	—	(100)

Net Cash Provided by Financing Activities	46,217	1,844	16,887

Net Increase (Decrease) in Cash and Cash Equivalents	18,947	(8,591)	6,629

Cash and Cash Equivalents – Beginning	10,091	18,682	12,053

Cash and Cash Equivalents – Ending	$29,038	$10,091	$18,682

See notes to financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

Supplementary Cash Flows Information
Interest paid	$8,825	$9,051	$8,058

Income taxes paid	$663	$1,037	$665

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$422	$81	$357

Transfer of held to maturity securities to available for sale securities	$—	$—	$2,198

See notes to financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1 – Organization and Nature of Operations

Lake Shore Bancorp, Inc. (the “Company”) was formed on April 3, 2006 to serve as the stock holding company for Lake Shore Savings Bank (the “Bank”) as part of the Bank’s conversion and reorganization from a New York-chartered mutual savings and loan association to the federal mutual holding company form of organization.

The Company completed its initial public stock offering on April 3, 2006. Consequently, the information herein does not contain any per share information for any periods prior to the second quarter of 2006. The Company sold 2,975,625 shares, or 45% of its outstanding common stock, to subscribers in the offering. Lake Shore, MHC, a federally-chartered mutual holding company (the “MHC”), whose activity is not included in these consolidated financial statements, held 3,636,875 shares, or 58.1%, of the Company’s outstanding common stock as of December 31, 2008.

The Company is engaged primarily in the business of retail banking in Erie and Chautauqua Counties of New York State. Its primary deposit products are savings and term certificate accounts and its primary lending products are residential mortgages.

The Company is a federal corporation regulated by the Office of Thrift Supervision (the “OTS”). The MHC is also federally chartered. Upon approval by the OTS, the MHC is permitted to waive the receipt of dividends paid by the Company without causing dilution to the ownership interest of the Company’s minority stockholders in the event of a conversion of the MHC to stock form. The waiving of dividends by the MHC will increase Company resources available for stock repurchases, payment of dividends to minority stockholders, and investments. As of December 31, 2008, the MHC elected to waive its right to receive cash dividends of approximately $1,272,000 on a cumulative basis. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Bank. All material inter-company accounts and transactions have been eliminated. The financial statements for periods ending prior to the Company’s formation on April 3, 2006 are those of Lake Shore Savings and Loan Association (the former name of the Bank). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

To prepare these financial statements in conformity with accounting principles generally accepted in the United States of America, management of the Company made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reporting of revenue and expenses and notes to the financial statements. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, securities valuation estimates, potential impairment of restricted stock and income taxes.

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

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Investment Securities (continued)

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. The investment securities portfolio is evaluated for other than temporary impairment (“OTTI”) on a quarterly basis. Impairment is assessed at the individual security level. An investment security is subject to a review for OTTI, if the fair value of the security is less than its cost or amortized cost basis by more than 20%. The Company’s OTTI evaluation process is performed in a consistent and systematic manner and includes an evaluation of all available evidence. Documentation of the process is as extensive as necessary to support a conclusion as to whether a decline in fair value below cost or amortized cost is other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached. This process considers factors such as the severity, length of time and anticipated recovery period of the impairment, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the issuer’s financial condition, capital strength and near-term prospects. The Company also considers its intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value, or until maturity. Among the factors that are considered in determining the Company’s intent and ability to retain the security is a review of its capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, and the Company’s intent and ability to retain the security require considerable judgment.

Debt securities that are repayment-sensitive securities with credit ratings below AA at the time of purchase or if ratings fall below AA subsequent to the purchase date and an OTTI is recognized under the SFAS No. 115 model, are evaluated for impairment using the guidance of the Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, as amended by FASB Staff Position (“FSP”) EITF 99-20-1. All other securities are required to be evaluated under Financial Accounting Standards Board Statement (“FAS”) 115, Accounting for Certain Investments in Debt and Equity Securities and related implementation guidance.

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

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

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

Management estimates the allowance for loan losses pursuant to SFAS 5, Accounting for Contingencies, and SFAS 114, Accounting for Creditors for Impairment of a Loan. Larger balance commercial and commercial real estate loans that are considered impaired as defined in SFAS 114 are reviewed individually to assess the likelihood and severity of loss exposure. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans subject to individual review are, where appropriate, reserved for according to the present value of expected future cash flows available to repay the loan or the estimated fair value less estimated selling costs of the collateral, if the loan is collateral dependent. Commercial loans excluded from individual assessment, as well as smaller balance homogeneous loans, such as consumer, residential real estate and home equity loans, are evaluated for loss exposure under FAS 5 based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. The accrual of interest on impaired loans is discontinued when the loan is 90 days past due or in management’s opinion the account should be placed on non-accrual status. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent that cash payments are received.

The allowance for loan losses is maintained at a level to provide for losses that are inherent within the loan portfolio. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses (continued)

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

Management evaluates the restricted stock for impairment in accordance with Statement of Position (“SOP”) 01-6, Accounting for Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. The FHLB stock was not deemed to be impaired, and therefore no impairment charges were recorded during the year ended December 31, 2008.

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

Foreclosed Real Estate

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Foreclosed real estate was $48,000 and $61,000 at December 31, 2008 and 2007, respectively, and was included as a component of other assets. Proceeds from the sale of foreclosed real estate for the years ended December 31,

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Foreclosed Real Estate (continued)

2008, 2007 and 2006 were $337,000, $187,000, and $225,000, respectively. This resulted in net gains on sale of $4,000 for the years ended December 31, 2008 and December 31, 2007 and net losses on sale of $7,000 for the year ended December 31, 2006. Declines in the value subsequent to transfer are recorded in non-interest expense along with direct operating expenses. Gains or losses not previously recognized, resulting from the sale of foreclosed assets are recognized in non-interest expense on the date of sale.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense for the years ended December 31, 2008, 2007 and 2006 was $402,000, $228,000, and $276,000, respectively.

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

Stock Compensation Plans

At December 31, 2008, the Company had stock-based employee and non-employee compensation plans, which are described more fully in Note 13. The Company accounts for these plans under SFAS No.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Stock Compensation Plans (continued)

123R,”Share Based Payment.” The Company accounts for the plans using a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. The fair value of the stock option grants are estimated on the date of grant using the Black-Scholes options-pricing model. Common shares awarded under the restricted stock plan are expensed based on the fair market value at the grant date. The stock option plan and restricted stock plan expenses are recognized in salaries and employee benefits expense on the consolidated statement of income.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, less unallocated shares held by the Company’s ESOP and unvested shares held by the Company’s Recognition and Retention Plan (“RRP”), during the period. Diluted earnings per share reflects unvested RRP shares and additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock awards, and are determined using the treasury stock method.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit. Such commitments are recorded in the statement of financial condition when they are funded.

Other Comprehensive Income

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

The components of other comprehensive income and related tax effects for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Unrealized holding gains (losses) on securities available for sale	$(385)	$103	$712
Reclassification adjustment related to impairment charge for losses included in net income	1,934	—	—

Net Unrealized Gains	1,549	103	712

Income tax expense	(603)	(40)	(262)

Other Comprehensive Income	$946	$63	$450

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Restrictions on Cash and Due from Banks

The Company is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2008 and 2007 was $2,243,000 and $2,088,000, respectively.

Adoption of New Accounting Standards

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157 “Fair Value Measurements” (“SFAS 157”) effective January 1, 2008, for financial assets and liabilities that are measured and reported at fair value. The adoption of SFAS 157 had a significant impact on the amounts reported in the consolidated financial statements. The overall impact on the financial statements by using the “income approach” was an increase of $639,000 (net of deferred taxes) to the accumulated other comprehensive income line item on the equity section of the balance sheet. See Note 14 for further details.

The Company adopted FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”), effective October 2008, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and applies to our December 31, 2008 financial statements. The application of the provisions of FSP 157-3 together with SFAS 157 had a $639,000 affect on our results of financial condition as of December 31, 2008. See Note 14 for further details.

The Company adopted FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 was effective for interim and annual reporting periods ending after December 15, 2008, and was applied prospectively. FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. Retrospective application to a prior interim or annual reporting period is not permitted. The application of FSP EITF 99-20-1 did not have a material effect on the Company’s financial condition and results of operations upon adoption. See Note 3 for further details.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (R), “Business Combinations.” This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

In 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”) effective February 2008, that permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied SFAS 157 in interim or annual financial statements prior to the issuance of FSP 157-2. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Reclassifications

Certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform with the 2008 presentation format. These reclassifications had no effect on net income.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities Available for Sale:
U.S. Treasury bonds	$5,135	$1,386	$—	$6,521
Municipal bonds	17,192	321	(191)	17,322
Mortgage-backed securities:
Collateralized mortgage obligations	54,626	1,007	(330)	55,303
Government National Mortgage Association	23	2	—	25
Federal National Mortgage Association	8,250	411	(4)	8,657
Federal Home Loan Mortgage Corporation	14,385	463	(41)	14,807
Asset-backed securities	11,391	154	(1,333)	10,212
Equity securities	22	—	(6)	16

	$111,024	$3,744	$(1,905)	$112,863

Approximately 95% of the collateralized mortgage obligations at December 31, 2008 were backed by federal agencies, Freddie Mac, Fannie Mae, and Ginnie Mae. The remaining 5% were issued by private owners.

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

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3 – Investment Securities (continued)

Approximately 94% of the collateralized mortgage obligations at December 31, 2007 were backed by federal agencies, Freddie Mac, Fannie Mae, and Ginnie Mae. The remaining 6% were issued by private owners.

At December 31, 2008 and 2007, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation common stock.

At December 31, 2008, four municipal bonds and one U.S. Treasury bond with a cost of $2,515,000 and fair value of $2,950,000 were pledged under a collateral agreement with the Federal Reserve for liquidity borrowing. At December 31, 2007, four municipal bonds and one U.S. Treasury bond with a cost of $2,515,000 and fair value of $2,671,000 were pledged under a collateral agreement with the Federal Reserve for liquidity borrowing. Two mortgage-backed securities with a cost of $2,432,000 and fair value of $2,418,000 were pledged under collateral agreements with certain depositors as of December 31, 2007.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
December 31, 2008:
Municipal bonds	$4,865	$(84)	$1,314	$(107)	$6,179	$(191)
Mortgage-backed securities	12,016	(256)	7,809	(119)	19,825	(375)
Asset-backed securities	1,859	(254)	6,279	(1,079)	8,138	(1,333)
Equity securities	16	(6)	—	—	16	(6)

	$18,756	$(600)	$15,402	$(1,305)	$34,158	$(1,905)

December 31, 2007:
Municipal bonds	$4,285	$(42)	$—	$—	$4,285	$(42)
Mortgage-backed securities	5,546	(22)	34,672	(527)	40,218	(549)
Asset-backed securities	8,327	(673)	5,361	(153)	13,688	(826)

	$18,158	$(737)	$40,033	$(680)	$58,191	$(1,417)

The Company reviews investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. OTTI losses on individual investment securities are recognized as a realized loss through earnings when it is probable that not all of the contractual cash flows will be collected or it is determined that the Company will be unable to hold the securities until a recovery of fair value, which may be maturity.

Based upon evaluations performed throughout the year, the Company recorded impairment charges totaling $1.9 million during the second and fourth quarters of 2008 related to certain debt securities in the available for sale portfolio considered to be other than temporarily impaired. The decision to deem these securities OTTI was based on a specific analysis of the structure of each security and an evaluation of the underlying collateral, the creditworthiness, capital adequacy and near term prospects of issuers, the level of credit subordination, estimates of loss severity, prepayments and future delinquencies, using information and industry knowledge available to the Company. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review. There were no securities deemed OTTI, and therefore no impairment charges were recorded, during the year ended December 31, 2007.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3 – Investment Securities (continued)

The OTTI charge of $1.9 million was taken on four asset-backed securities that were privately issued (i.e., issued by corporations versus government agencies). At the time of purchase, the securities were all rated AAA. Three of the securities were collateralized by second lien home equity loans to prime borrowers. Since, the collateral was on a second lien position these securities were “wrapped” by an insurance guarantee. However, the insurance company also guaranteed other investment securities, and due to its exposure to the sub-prime housing market and inability to raise capital, in 2008, the major rating agencies downgraded the credit rating of the insurance company. This, in turn, caused the rating agencies to downgrade some of these securities. The fourth security was backed by first-lien residential mortgages to sub-prime borrowers. In the current economic environment, the fair market value of these types of securities declined significantly. Furthermore, the delinquency, foreclosure and cumulative default rate trends had increased and the securities were trading in “inactive” markets. As a result of management’s analysis, it was determined that these four asset-backed securities had incurred other than temporary impairment.

As part of the Company’s OTTI analysis, an impairment review of three securities was performed under the guidance of EITF 99-20, as amended by FSP EITF 99-20-1 and an impairment review for four securities was performed under the FAS No. 115 impairment model. For those securities for which the impairment was determined to be temporary, the corresponding unrealized losses were recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Stockholders’ Equity.

The Company has both the ability and intent to hold debt and equity securities in an unrealized loss position, other than those for which an impairment charge was taken during 2008, until such time as the value recovers or the securities mature. Management believes that the unrealized losses on these debt and equity securities at December 31, 2008 represent temporary impairments. The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities, rather than an erosion of quality. At December 31, 2008, there were 42 securities in the less than twelve months category and 30 securities in the twelve months or more category. These unrealized losses relate principally to asset-backed and mortgage-backed securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. Management also evaluates the expected payment of contractual cash flows, including principal repayments. As the unrealized losses are related to interest rate changes and market liquidity, rather than credit risk, and management has the intent and ability to hold the securities until maturity or market price recovery, these declines are deemed to be temporary.

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of investment securities are as follows:

	Amortized Cost	Fair Value
	(In Thousands)
December 31, 2008:
Within one year	$—	$—
After one year through five years	995	1,059
After five years through ten years	7,238	7,463
After ten years	14,094	15,321
Mortgage-backed securities	77,284	78,792
Asset-backed securities	11,391	10,212
Equity securities	22	16

	$111,024	$112,863

During the years ending December 31, 2008, 2007, and 2006, the Company did not sell any securities available for sale.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 4 – Derivative Instruments

In August 2006, the Company entered into a derivative contract as part of its risk management strategy to protect against market fluctuations in interest rates. An interest rate floor was purchased for $221,000 to protect against a decline in the prime rate earned on a $10 million notional amount of home equity adjustable rate loans within our loan portfolio. The term of the interest rate floor product is 60 months. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to account for this transaction. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivatives qualify as a hedge. If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income. The Company did not elect to use hedge accounting for this transaction. The interest rate floor is recorded in Other Assets in the Consolidated Statements of Financial Condition and the change in fair value is recorded in Loan Interest Income in the Consolidated Statements of Income. As of December 31, 2008 and 2007, the fair market value of the interest rate floor was $1,025,000 and $519,000, respectively, resulting in $506,000 and $299,000 of interest income for the years ended December 31, 2008 and 2007, respectively. On January 30, 2009, the Company sold the interest rate floor for $890,000, which resulted in a pretax loss on sale of $135,000 (see Note 21).

Note 5 - Loans Receivable

Loans receivable, net consist of the following:

	December 31,
	2008	2007
	(In Thousands)
Real estate loans:
Residential, 1 - 4 family	$175,808	$157,834
Home equity	28,143	26,569
Commercial	19,513	20,394
Construction	6,479	2,775

	229,943	207,572
Commercial loans	7,403	8,246
Consumer loans	2,350	2,306

Total Loans	239,696	218,124

Allowance for loan losses	(1,476)	(1,226)
Net deferred loan costs	2,243	1,813

Loans Receivable, Net	$240,463	$218,711

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable (continued)

An analysis of changes in the allowance for loan losses is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Balance, beginning	$1,226	$1,257	$1,240
Provision for loan losses	391	105	158
Charge-offs	(148)	(139)	(170)
Recoveries	7	3	29

Balance, ending	$1,476	$1,226	$1,257

The increase in the provision for loan losses for the year ended December 31, 2008 was primarily due to a charge of $576,000 taken on four impaired commercial loans to one borrower. This charge was partially offset by a reduction in the allocated allowance for residential mortgage loans, based on collateral values and economy in Western New York State, where the majority of our residential mortgage loans are located.

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
	2008	2007	2006
	(In Thousands)
Impaired loans with no valuation allowance	$—	$—	$—
Impaired loans with a valuation allowance	2,748	107	—

Total Impaired Loans	$2,748	$107	$—

Valuation allowance allocated to impaired loans	$597	$21	$—

Average investment in impaired loans	$327	$36	$—

Interest income recognized on impaired loans on a cash basis	$—	$—	$—

Nonaccrual loans	$1,003	$1,077	$590
Loans past due 90 days or more and still accruing interest	648	567	719

Total Nonperforming Loans	$1,651	$1,644	$1,309

As of December 31, 2008, the impaired loans primarily included four commercial loans held by one borrower for start-up costs related to a franchise restaurant business, totaling $2.6 million. The loans were classified as impaired due to delinquency status and concerns about repayment ability. The Company worked with the borrower to resolve these issues and in January 2009 the loans were restructured and payments were current.

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

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable (continued)

Residential real estate loans serviced for others by the Company totaled $12,602,000, $12,935,000, and $13,870,000 at December 31, 2008, 2007, and 2006, respectively.

At December 31, 2008 and 2007, loans to directors and executive officers and their affiliated entities in excess of $60,000 totaled $1,316,000 and $2,358,000, respectively. During the year ended December 31, 2008, total loans were reduced by $937,000 due to the retirement of a director in May 2008 and principal payments of $105,000. No advances were issued during the year ended December 31, 2008.

At December 31, 2008, there were approximately $124,080,000 of one to four family residential real estate loans pledged as collateral for advances from the Federal Home Loan Bank.

Most loans made by the Company are secured by borrowers’ personal or business assets. The Company considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank’s capital plus reserves. At December 31, 2008, no concentrations of credit to a particular industry existed as defined by these parameters.

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

Note 6 – Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2008	2007
	(In Thousands)
Land	$994	$794
Buildings and improvements	8,575	7,224
Furniture and equipment	3,550	3,427

	13,119	11,445
Accumulated depreciation	(4,924)	(4,522)

	$8,195	$6,923

Depreciation and amortization of premises and equipment amounted to $526,000, $544,000, and $644,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income. During the years ended December 31, 2008 and 2007, the Company retired several assets, with total accumulated depreciation of $124,000 and $93,000, respectively.

Note 7 – Other Assets

As of December 31, 2008, included within other assets is an investment of $500,000 in common stock of Health Transaction Network (“HTN”). This investment represents less than 5% of the outstanding equity interests of

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 7 – Other Assets (continued)

HTN. HTN is a start-up company which is creating a national, shared healthcare transaction network to service payment transactions associated with the delivery of healthcare services. The network will be similar to the ATM/POS network currently in place and participants will include healthcare providers, health payers (such as insurance companies), and patients. The Company will be involved in the transaction processing as the settlement bank for the healthcare providers. We account for our investment in HTN under the cost method of accounting as we are not considered to have significant influence over the operations of HTN and cost appropriately reflects our economic interest in the underlying investment. Under the cost method, there is no change to the cost basis unless there is an other than temporary decline in value. If the decline is determined to be other than temporary, the Company is required to write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss and is included in non-interest expense. Distributions received from income on cost method investments are included in non-interest income. No distributions of income were received in 2008.

Note 8 – Deposits

Deposits consist of the following:

	December 31,
	2008		2007
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars In Thousands)
Demand deposits:
Non-interest bearing	$25,811	—%	$19,321	—%
Interest bearing	35,303	0.29	37,934	0.75
Money market accounts	25,157	0.93	23,202	1.26
Savings accounts	27,290	0.51	25,282	0.52
Time deposits	179,687	3.50	135,089	4.47

	$293,248	2.31%	$240,828	2.80%

Scheduled maturities of time deposits at December 31, 2008 are as follows (in thousands):

2009	$116,967
2010	46,050
2011	6,140
2012	10,027
2013	344
Thereafter	159

$179,687

As of October 2008, the FDIC increased the limits for FDIC insurance from $100,000 to $250,000 per depositor. The increase will remain in effect until December 31, 2009, after which FDIC insurance for all deposit accounts, except certain retirement accounts will return to at least $100,000 per depositor. Time deposits in amounts of $100,000 or more amounted to $43,709,000 and $33,072,000 at December 31, 2008 and 2007, respectively. Time deposits in amounts of $250,000 or more amounted to $7,708,000 at December 31, 2008.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 8 – Deposits (continued)

Interest expense on deposits was as follows:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Interest bearing checking accounts	$145	$242	$224
Money market accounts	229	323	265
Savings accounts	154	135	139
Time deposits	5,929	6,214	5,247

	$6,457	$6,914	$5,875

At December 31, 2008 and 2007, deposits of directors, executive officers and their affiliates totaled $2,324,000 and $1,948,000, respectively.

Note 9 – Borrowings

At December 31, 2008 and 2007, the Company had short-term borrowings from the Federal Home Loan Bank of New York of $5,500,000 and $18,505,000, respectively. The short-term borrowings at December 31, 2008 had fixed rates of interest ranging from 1.44% to 3.19% and mature within one year. The weighted average interest rate was 2.60% and 4.61% as of December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, the Company had an unsecured line of credit with the Federal Home Loan Bank of $26,765,000 and $31,549,000, respectively, which bears interest at an adjustable rate and provides a secondary funding source for real estate lending, liquidity, and asset/liability management. This renewable facility expires on July 31, 2009. The Company also had an unsecured stand-by line of credit with the Federal Home Loan Bank of $26,765,000 and $31,549,000 at December 31, 2008 and 2007, respectively. The Company had no outstanding borrowings on either line at December 31, 2008 and 2007.

Long-term debt from the Federal Home Loan Bank of New York consisted of the following:

	Interest Rate	December 31,
Maturity		2008	2007
		(Dollars In Thousands)
January 9, 2008	4.89%	$—	$700
January 23, 2008	3.08%	—	2,000
March 10, 2008	5.32%	—	900
March 21, 2008	5.23%	—	900
March 28, 2008	5.27%	—	1,000
August 5, 2008	4.01%	—	1,000
August 8, 2008	3.63%	—	2,000
September 17, 2008	3.66%	—	1,000
October 20, 2008	4.65%	—	1,000
October 29, 2008	3.77%	—	2,000
November 10, 2008	3.85%	—	1,000
November 19, 2008	3.74%	—	1,000
January 16, 2009	3.44%	1,000	—
January 23, 2009	3.45%	1,000	1,000

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9 – Borrowings (continued)

May 8, 2009	2.75%	200	—
May 15, 2009	2.68%	500	—
May 21, 2009	2.76%	500	—
September 10, 2009	4.68%	1,000	1,000
September 17, 2009	3.92%	2,000	2,000
October 19, 2009	4.53%	2,000	2,000
October 29, 2009	4.15%	2,000	2,000
November 9, 2009	4.18%	1,000	1,000
November 19, 2009	4.08%	1,000	1,000
December 10, 2009	4.11%	1,000	1,000
December 28, 2009	4.12%	700	700
January 11, 2010	3.49%	1,000	—
January 19, 2010	3.29%	1,000	—
May 21, 2010	3.06%	400	—
May 21, 2010	3.59%	100	—
September 9, 2010	3.71%	500	—
September 9, 2010	3.79%	300	—
October 12, 2010	4.95%	1,000	1,000
October 19, 2010	4.59%	2,000	2,000
October 25, 2010	4.45%	1,000	1,000
October 29, 2010	4.54%	1,000	1,000
November 5, 2010	4.50%	1,000	1,000
November 8, 2010	4.42%	500	500
November 8, 2010	3.75%	100	—
November 19, 2010	4.39%	1,000	1,000
January 10, 2011	3.67%	500	—
January 10, 2011	3.03%	400	—
January 18, 2011	3.42%	1,000	—
February 23, 2011	3.63%	400	—
February 23, 2011	3.70%	500	—
March 22, 2011	3.28%	500	—
March 22, 2011	3.36%	500	—
April 11, 2011	4.11%	400	—
April 25, 2011	4.34%	200	—
May 5, 2011	3.65%	400	—
May 11, 2011	4.21%	500	—
May 23, 2011	3.73%	500	—
May 23, 2011	4.38%	100	—
September 13, 2011	4.27%	500	—
October 19, 2011	4.72%	1,000	1,000
November 8, 2011	4.60%	500	500
November 21, 2011	4.57%	1,000	1,000
November 21, 2011	3.75%	300	—
January 9, 2012	3.81%	800	—
January 17, 2012	3.59%	1,000	—
January 23, 2012	3.35%	1,000	—
January 23, 2012	3.06%	500	—
January 23, 2012	4.99%	300	—
January 30, 2012	3.50%	900	—
January 30, 2012	4.62%	100	—
March 21, 2012	3.69%	900	—
March 21, 2012	3.87%	300	—
May 7, 2012	3.98%	500	—

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9 – Borrowings (continued)

May 9, 2012	4.47%	500	—
September 12, 2012	4.49%	500	—
January 16, 2013	3.76%	1,000	—
January 18, 2013	3.73%	1,200	—
January 22, 2013	4.04%	600	—
January 22, 2013	4.81%	100	—
January 16, 2014	3.97%	1,000	—
Strip borrowings:
Matures on a quarterly basis through May 14, 2012	Rates vary from 6.27% through 6.32%	800	1,040
Matures on a quarterly basis through August 1, 2011	Rates vary from 5.58% to 6.55%	460	700

		$46,460	$37,940

Contractual maturities of long-term debt at December 31, 2008 are as follows (in thousands):

2009	$14,360
2010	11,290
2011	9,530
2012	7,380
2013	2,900
Thereafter	1,000

$46,460

Note 10 – Lease Obligations

The Company is committed under several long-term operating leases which provide for minimum lease payments. Certain leases contain options for renewal. Total rental expense under these operating leases amounted to $91,000, $95,000, and $92,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company is also committed under two long-term capital lease agreements. One agreement has an outstanding balance of $302,000 and $324,000 as of December 31, 2008 and 2007, respectively (included in other liabilities). This lease has a remaining term of 9 years at December 31, 2008. The other lease began in December 2005. The outstanding balance on this lease (included in other liabilities) at December 31, 2008 and 2007 is $1,056,000 and $1,059,000, respectively. The remaining term is 20 years. Assets related to the two capital leases are included in premises and equipment and consist of the cost of $1.5 million less accumulated depreciation of approximately $285,000 and $221,000 at December 31, 2008 and 2007, respectively.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 10 – Lease Obligations (continued)

Minimum future lease payments for the operating and capital leases at December 31, 2008 are as follows:

	Operating Leases	Capital Leases
	(In Thousands)
2009	$90	$152
2010	91	152
2011	99	153
2012	99	153
2013	96	158
Thereafter	163	2,078

Total Minimum Lease Payments	$638	2,846

Less: Amounts representing interest		(1,488)

Present value of minimum lease payments		$1,358

Note 11 – Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Current:
Federal	$804	$312	$1,127
State	18	1	1

	822	313	1,128

Deferred:
Federal	(434)	92	(328)
State	(46)	46	111

	(480)	138	(217)

	$342	$451	$911

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 11 – Income Taxes (continued)

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income is as follows:

	Years Ended December 31,
	2008	2007	2006
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	(1.0)	1.4	2.7
Tax-exempt interest income	(10.0)	(5.6)	(2.3)
Life insurance income	(7.5)	(6.2)	(2.8)
Other	3.4	(3.7)	1.8

	18.9%	19.9%	33.4%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(In Thousands)
Deferred tax assets:
Deferred compensation	$1,366	$1,164
Impairment charge on securities available for sale	748	—
Allowance for loan losses	230	173

Total Deferred Tax Assets	2,344	1,337

Deferred tax liabilities:
Unrealized gains on securities available for sale	(713)	(104)
Depreciation	(373)	(253)
Deferred loan origination costs	(868)	(702)
Interest rate floor	(311)	(115)
Other	(87)	(42)

Total Deferred Tax Liabilities	(2,352)	(1,216)

Net Deferred Tax Asset/(Liability)	$(8)	$121

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

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests. The 1996 federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 11 – Income Taxes (continued)

bank charter. Management has no intention of taking any such actions. At December 31, 2008 and 2007, the Company’s total pre-1988 tax bad debt reserve was $2,240,000. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

Provided the Company continues to satisfy certain definitional tests and other conditions for New York State income tax purposes, the Company is permitted to continue to take special reserve method bad debt deductions. The deductible annual addition to the state reserve may be computed using a specific formula based on the Company’s loss history (“Experience Method”) or a statutory percentage equal to 32% of the Company’s New York State taxable income. The Company used the percentage method in 2008, 2007 and 2006.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have any impact on the Company’s consolidated results of operations and financial position. The Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2008 and 2007. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statements of Income. The Company’s Federal and New York tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. As of December 31, 2008 there has been no material change in any uncertain tax position. An IRS Audit was completed in 2007 for the Company’s tax returns for the year ended December 31, 2005 and for the three month period ended March 31, 2006. The IRS did not note any material changes. In addition, in 2006 an audit of our New York State income tax return for the year ended December 31, 2004 was completed, with no material changes noted.

Note 12 – Employee and Director Benefit Plans

The Company maintains a 401(k) savings plan covering employees who have completed nine months of service and attained age 21. Participants may make contributions to the 401(k) Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations. The plan consists of three components: 401(k), Profit Sharing and Safe Harbor. For the 401(k) component, the Company makes a matching contribution equal to 40% of the participant salary deferral, up to 6% of such employee’s compensation. For the profit sharing component, the Company makes a discretionary contribution, up to 5.1% of an eligible employee’s salary, depending on years of service. Lastly, the Company contributes 3.4% of an eligible employee’s salary based on years of service, which is a discretionary contribution to the Safe Harbor component of the plan. The Company’s expense for all three components of the 401(k) plan for the years ended December 31, 2008, 2007 and 2006 was $154,000, $304,000, and $318,000, respectively. The 401(k) plan expense decreased for the year ended December 31, 2008 due to forfeiture credits which were applied against current expenses.

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan. Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Although the plans are unfunded, the Company has purchased bank owned life insurance for the purpose of funding the liability. The cash surrender value of bank owned life insurance amounted to $6,394,000 and $6,161,000 at December 31, 2008 and 2007, respectively. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries. The Company had a liability under

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 12 – Employee and Director Benefit Plans (continued)

such plans of $1,891,000 and $1,731,000 at December 31, 2008 and 2007, respectively. This liability was recorded in other liabilities on the consolidated statement of financial condition and was calculated using an assumed discount rate of 6% in 2008 and 2007.

Effective October 1, 2001, the Company initiated an additional non-qualified Executive Supplemental Benefit Plan and a non-qualified Director’s Supplemental Benefit Plan. On January 1, 2007, the Company amended and restated the 2001 plans and added one director to such plans. The Executive and Director plans are both unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Under the Plan Agreement, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. During the fourth quarter of 2006, the Company purchased bank owned life insurance for purposes of funding this liability. The cash surrender value of the bank owned life insurance amounted to $4,172,000 and $4,005,000 at December 31, 2008 and 2007, respectively. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Vesting requirements are based on length of service and upon reaching the vesting requirements, the predefined benefits are guaranteed to continue at the full amounts to the designated beneficiaries in the event of death. The Company had a liability under such plans of $1,475,000 and $1,216,000 at December 31, 2008 and 2007, respectively. This liability was recorded in other liabilities on the consolidated statement of financial condition and was calculated using an assumed discount rate of 6% in 2008 and 2007.

The Company’s expense for the non-qualified Executive Supplemental Benefit Plans and non-qualified Directors Supplemental Benefit Plans for the years ended December 31, 2008, 2007 and 2006 was $589,000, $579,000 and $499,000, respectively.

Note 13 – Stock-based Compensation

As of December 31, 2008, the Company had three stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with SFAS 123R, “Share Based Payment.” The compensation cost that has been charged under salary and benefits expense in the consolidated statements of income for these plans was $364,000, $399,000 and $126,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 13 – Stock-based Compensation (continued)

A summary of the status of the Stock Option Plan for the years ended December 31, 2008, 2007 and 2006 is presented below:

	2008			2007			2006
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	241,546	$11.50		241,546	$11.50		—	—
Granted	—	—		—	—		241,546	$11.50
Forfeited	22,257	$11.50		—	—		—	—

Outstanding at end of year	219,289	$11.50		241,546	$11.50		241,546	$11.50

Options exerciseable at end of year	91,065	$11.50	8 years	48,319	$11.50	9 years	—	—	10 years

Fair value of options granted	$3.27			$3.27			$3.27

At December 31, 2008, stock options outstanding did not have an intrinsic value (as the stock price on that date was below the exercise price) and 78,273 options remained unawarded. Compensation expense amounted to $139,000 for the year ended December 31, 2008, $140,000 for the year ended December 31, 2007, and $18,000 for the year ended December 31, 2006 based on the vesting of 42,746, 42,804 and 5,515 stock options earned, respectively, through those dates. At December 31, 2008, $419,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 36 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (the “RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock. On November 15, 2006, the Board of Directors granted awards for an aggregate of 83,305 shares under the RRP to members of management and nonemployee directors. Awards vest at a rate of 20% per year with the first vesting period ending December 31, 2007. The fair value of the awards on the grant date was $11.50. As of December 31, 2008, there were 26,543 shares vested and distributed to eligible participants. Compensation expense amounted to $152,000 for the year ended December 31, 2008, based on the vesting of 13,270 shares, $170,000 for the year ended December 31, 2007, based on the vesting of 14,764 shares and $22,000 for the year ended December 31, 2006 based on the vesting of 1,901 shares. At December 31, 2008, $458,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 36 months.

Employee Stock Ownership Plan

The Company established the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (“ESOP”) for the benefit of eligible employees of the Company and the Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service. The Company utilized $2.6 million to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of December 31, 2008, the balance of the loan to the ESOP was $2.3 million and the fair value of unallocated shares was $1.5 million. As of December 31, 2008, there were 23,805 allocated shares and 214,245 unallocated shares compared to 15,870 allocated shares and 222,180 unallocated shares at December 31, 2007 and 7,935 allocated shares and 230,115 unallocated shares at December 31, 2006. The ESOP compensation expense was $73,000 for the year ended December 31, 2008, $89,000 for the year ended December 31, 2007, and $86,000 for the year ended December 31, 2006 based on 7,935 shares earned for each of those years.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14 – Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new standard was effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

In December 2007, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSB 157-3 is effective immediately and applies to our December 31, 2008 financial statements. The adoption of SFAS 157 and FSP 157-3 had a significant impact on the amounts reported in the consolidated financial statements. The overall impact on the financial statements by using the “income approach” allowed under FSP 157-3 was a $639,000 (net of deferred taxes) increase to accumulated other comprehensive income. The Company used the income approach, to calculate the fair value for three securities that were determined to be trading in an inactive market as of December 31, 2008. The assumptions used to calculate the fair value under the “income approach” included unobservable inputs and assumptions based on management’s estimates of discount rates, the extent of the decline in the fair value on these securities in recent months and recent prepayment and delinquency data.

The Company’s adoption of SFAS 157 applies only to its financial instruments required to be reported at fair value. The adoption does not apply to those non-financial assets and non-financial liabilities for which the adoption was delayed until January 1, 2009 in accordance with FSP FAS 157-2.

The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities measurements (Level 1) and the lowest priority to unobservable inputs measurements (Level 3). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14 – Fair Value of Financial Instruments (continued)

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

		Fair Value Measurements at December 31, 2008
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
Securities available for sale	$112,863	$—	$108,187	$4,676
Interest rate floor	1,025	—	1,025	—

Total	$113,888	$—	$109,212	$4,676

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

(In Thousands)
Balance at January 1, 2008	$—
Total gains (losses) – (realized/unrealized):
Included in earnings	(465)
Included in other comprehensive income (loss)	(859)
Purchases, issuances and settlements	—

Transfers in and/or out of Level 3	6,000

Ending balance December 31, 2008	$4,676

Both observable and unobservable inputs may be used to determine the fair value of positions the Company has classified within the Level 3 category. As a result, any unrealized gains and losses for assets within the Level 3 category may include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14 – Fair Value of Financial Instruments (continued)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

		Fair Value Measurements – Nonrecurring at December 31, 2008
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$2,151	$—	$—	$2,151

Impaired loans

Fair value on impaired loans is based on a recent appraisal of related collateral and current market conditions.

As of December 31, 2008, impaired loans had a carrying amount of $2,748,000, with a valuation allowance of $597,000, resulting in additional provision for loan losses of $576,000 for the year ended December 31, 2008.

Fair Values

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$29,038	$29,038	$10,091	$10,091
Securities available for sale	112,863	112,863	105,922	105,922
Federal Home Loan Bank stock	2,890	2,890	3,081	3,081
Loans receivable	240,463	249,589	218,711	221,454
Interest rate floor	1,025	1,025	519	519
Accrued interest receivable	1,730	1,730	1,494	1,494

Financial liabilities:
Deposits	293,248	299,189	240,828	241,446
Short-term borrowings	5,500	5,500	18,505	18,505
Long-term debt	46,460	49,521	37,940	38,911
Accrued interest payable	188	188	235	235

Off-balance-sheet financial instruments	—	—	—	—

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14 – Fair Value of Financial Instruments (continued)

The following valuation techniques were used to measure fair value of assets in the tables above:

Cash and cash equivalents

The carrying amount approximates the fair value because the instruments mature in 90 days or less.

Securities available for sale

Fair value on available for sale securities were based upon a market approach. Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers. Due to the severe disruption in the credit markets during 2008, trading activity in privately issued asset-backed securities was very limited. The markets for such securities were generally characterized by a sharp reduction to total cessation of non-agency asset-backed securities issuances, a significant reduction in trading volumes and extremely wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued asset-backed securities portfolio. Because of the inactivity in the markets and the lack of observable valuation inputs, the Company transferred $6.0 million of its privately issued asset-backed securities portfolio from Level 2 to Level 3 valuations during the year ended December 31, 2008. In addition to obtaining estimated prices from independent parties, the Company also performed internal modeling to estimate the fair value of privately issued asset-backed securities transferred from Level 2 to Level 3 valuations during the quarter ended December 31, 2008 using a methodology similar to that described in FASB Staff Position FAS 157-3. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions of loan level cash flows, including estimates about the timing and amount of credit losses and prepayments. In valuing investment securities at December 31, 2008, the Company considered the results of its modeling and the values provided by the independent parties, but relied predominantly on the latter.

Federal Home Loan Bank stock

The carrying amount of Federal Home Loan Bank stock approximates fair value.

Loans Receivable

The fair value of performing variable rate loans that reprice frequently approximates carrying value. The fair value of fixed-rate performing loans is calculated by discounting scheduled cash flows through the estimated maturity using the current market origination rates. The estimate of maturity is based on the Company’s contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions. Fair value for significant nonperforming loans is based on carrying value which does not exceed recent external appraisals of any underlying collateral.

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

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14 – Fair Value of Financial Instruments (continued)

Deposits

The fair value of deposits with no stated maturity, such as savings, money market and checking is the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows at current rates of interest for similar deposits using market rates currently offered for deposits of similar remaining maturities.

Borrowings

The fair value of long-term debt was calculated by discounting scheduled cash flows at current rates of interest for similar borrowings through maturity of each instrument. The carrying amount of short term borrowings approximates fair value of such liability.

Off-Balance Sheet Financial Instruments

Fair values of the Company’s off-balance sheet financial instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

Note 15 – Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk weighted assets, tangible equity to tangible assets and Tier 1 capital to adjusted total assets. As of December 31, 2008, the Bank meets all capital adequacy requirements to which it is subject.

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

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 15 – Regulatory Capital Requirements (continued)

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2008:
Total capital (to risk-weighted assets)	$46,442	22.05%	$	≥16,849	≥	8.0%	$	≥21,061	≥	10.0%
Tier 1 capital (to adjusted total assets)	44,971	11.20	≥	16,062	≥	4.0	≥	20,077	≥	5.0
Tangible equity (to tangible assets)	44,971	11.20	≥	6,023	≥	1.5		N/A		N/A
Tier 1 capital (to risk-weighted assets)	44,971	21.35	≥	8,424	≥	4.0	≥	12,637	≥	6.0

As of December 31, 2007:
Total capital (to risk-weighted assets)	$44,866	23.72%	$	≥15,129	≥	8.0%	$	≥18,911	≥	10.0%
Tier 1 capital (to adjusted total assets)	43,311	12.28	≥	14,107	≥	4.0	≥	17,634	≥	5.0
Tangible equity (to tangible assets)	43,311	12.28	≥	5,290	≥	1.5		N/A		N/A
Tier 1 capital (to risk-weighted assets)	43,311	22.90		N/A		N/A	≥	11,347	≥	6.0

Following is a reconciliation of Lake Shore Savings Bank’s consolidated GAAP capital to regulatory Tier 1 and Total capital at December 31, 2008 and December 31, 2007:

	December 31,
	2008	2007
	(In Thousands)
GAAP Equity	$46,055	$43,488
Plus: Unrealized gains on securities available for sale, net of tax	(1,084)	(177)

Tier 1 Capital	44,971	43,311
Plus: Allowance for loan losses	1,476	1,226
Allowed unrealized gain on securities available for sale	—	334
Less: Other investments required to be deducted	5	5

Total Capital	$46,442	$44,866

Note 16 – Earnings per Share

Earnings per share is calculated for the years ended December 31, 2008, 2007 and 2006. Earnings per share for the year ended December 31, 2006 is calculated for the period after the offering was closed and the stock issued on April 3, 2006 and only includes earnings for the period beginning April 3, 2006 and ending December 31, 2006. Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.

The difference between the common shares issued and the common shares outstanding, for the purposes of calculating basic earnings per share, is a result of unallocated shares held by the ESOP, and shares of restricted stock.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 16 – Earnings per Share (continued)

The calculated basic and diluted earnings per share (“EPS”) are as follows:

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the Period April 3, 2006 through December 31, 2006
Numerator – net income	$1,470,000	$1,817,000	$1,503,000

Denominator:
Basic weighted average shares outstanding	6,043,918	6,178,265	6,354,819
Increase in weighted average shares outstanding due to: (1)
Stock options	—	—	17,347
Unvested restricted stock awards	—	—	20,463

Diluted shares outstanding	6,043,918	6,178,265	6,392,629

Earnings per share:
Basic and Diluted	$0.24	$0.29	$0.24

(1)	Stock options to purchase 219,289 shares under the Stock Option Plan at $11.50 and to purchase restricted unvested shares of 89,090 under the RRP plan were outstanding during 2008, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Stock options to purchase 241,546 shares under the Stock Option Plan at $11.50 and to purchase restricted unvested shares of 102,360 under the RRP plan were outstanding during 2007, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 17 – Commitments

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

The following commitments to extend credit were outstanding:

	Contract Amount
	December 31,
	2008	2007
	(In Thousands)
Commitments to grant loans	$6,445	$5,037
Unfunded commitments under lines of credit	$24,917	$21,256

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At December 31, 2008 and 2007, the Company’s fixed rate loan commitments totaled $3.2 million and $3.7 million, respectively. The range of interest rates on these fixed rate commitments were 4.75% to 7.75% at December 31, 2008.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 18 – Parent Company Only Financial Information

Parent Company (Lake Shore Bancorp, Inc.) only condensed financial information is as follows:

Statements of Condition

	December 31, 2008	December 31, 2007
	(Dollars in Thousands)
Assets

Cash and due from banks	$1,756	$3,424
Securities, available for sale	3,626	3,602
Investment in subsidiary	46,055	43,488
ESOP loan receivable	2,302	2,388
Other assets	520	563

Total assets	$54,259	$53,465

Liabilities and Stockholders’ Equity

Other liabilities	$31	$—
Stockholders’ equity	54,228	53,465

Total liabilities and stockholders’ equity	$54,259	$53,465

Statements of Income

	For the year ended December 31, 2008	For the year ended December 31, 2007	Period from April 3, 2006 to December 31, 2006
	(In Thousands)
Total Interest Income	$381	$548	$485

Non-interest Expenses	318	396	220

Income before income taxes and equity in undistributed net income of subsidiary	63	152	265

Income taxes	7	39	90

Income before undistributed net income of subsidiary	56	113	175
Equity in undistributed net income of subsidiary	1,414	1,704	1,328

Net Income	$1,470	$1,817	$1,503

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 18 – Parent Company Only Financial Information (continued)

Statements of Cash Flows

	For the year ended December 31, 2008	For the year ended December 31, 2007	Period from April 3, 2006 to December 31, 2006
	(In Thousands)
Cash Flows from Operating Activities
Net income	$1,470	$1,817	$1,503
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	4	17	—
Depreciation and amortization	3	2	—
Deferred income tax expense	—	3	—
ESOP Shares committed to be released	73	89	86
Stock based compensation expense	291	310	40
Increase in accrued interest receivable	(2)	(12)	—
Increase in other assets	(49)	(421)	(152)
Equity in undistributed earnings of subsidiary	(1,414)	(1,704)	(1,328)

Net Cash Provided by Operating Activities	376	101	149

Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities, prepayments and calls	37	1,179	—
Purchases	—	(4,790)	—
Payments received on ESOP loan	86	85	85
Investment in unconsolidated entity	(150)	(350)	—

Net Cash Provided by (Used in) Investing Activities	(27)	(3,876)	85

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	—	27,687
Cash provided to ESOP for purchase of shares	—	—	(2,558)
Purchase of shares for restricted stock plan	—	—	(1,590)
Investment in subsidiary	—	—	(13,831)
Cash dividends paid	(484)	(346)	(82)
Initial capitalization of MHC	—	—	(100)
Purchase of Treasury Stock	(1,533)	(2,215)	—

Net Cash Provided by (Used in) Financing Activities	(2,017)	(2,561)	9,526

Net Increase (Decrease) in Cash and Cash Equivalents	(1,668)	(6,336)	9,760

Cash and Cash Equivalents – Beginning	3,424	9,760	—

Cash and Cash Equivalents – Ending	$1,756	$3,424	$9,760

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 19 – Quarterly Financial Data – Unaudited

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(in thousands, except per share amounts)
Total interest income	$5,306	$5,030	$4,606	$5,041
Total interest expense	2,137	2,161	2,201	2,279

Net interest income	3,169	2,869	2,405	2,762
Provision for loan losses	91	150	150	—

Net interest income after provision for loan losses	3,078	2,719	2,255	2,762

Total non-interest income (loss)	410	685	(1,085)	590
Total non-interest expense	2,394	2,388	2,332	2,488

Income (Loss) before income taxes	1,094	1,016	(1,162)	864
Income taxes (benefit)	223	149	(236)	206

Net Income (Loss)	$871	$867	$(926)	$658

Basic and diluted earnings (loss) per share	$0.15	$0.14	$(0.15)	$0.11

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(in thousands, except per share amounts)
Total interest income	$4,921	$4,777	$4,426	$4,498
Total interest expense	2,367	2,296	2,248	2,222

Net interest income	2,554	2,481	2,178	2,276
Provision for loan losses	60	—	—	45

Net interest income after provision for loan losses	2,494	2,481	2,178	2,231

Total non-interest income	510	530	492	470
Total non-interest expense	2,193	2,287	2,297	2,341

Income before income taxes	811	724	373	360
Income taxes	136	182	71	62

Net Income	$675	$542	$302	$298

Basic and diluted earnings per share	$0.10	$0.09	$0.05	$0.05

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 20 – Treasury Stock

During the year ended December 31, 2008, the Company repurchased 165,873 shares of common stock at an average cost of $9.25 per share. The 165,873 shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of December 31, 2008, there were 45,641 shares remaining to be repurchased under the existing stock repurchase program.

During the year ended December 31, 2007, the Company repurchased 188,829 shares of common stock at an average cost of $11.73 per share. 184,705 shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 4,124 shares were repurchased from the trustee of the RRP.

Note 21 – Subsequent Events

On January 13, 2009, the Company approved a grant of 9,996 shares of restricted stock and 18,969 stock options to purchase shares of the Company’s common stock to certain directors and executive officers in accordance with the Company’s 2006 Recognition and Retention Plan and 2006 Stock Option Plan, respectively. All of the awards will vest in five equal annual installments with the first installment vesting on January 13, 2010 and subsequent installments vesting each January 13th thereafter. The stock options have an exercise price of $8.25, the closing market price of the Company’s common stock on the grant date, and expire on January 12, 2019, subject to earlier termination as provided in the 2006 Stock Option Plan and the applicable stock option agreement.

On January 23, 2009, the Board of Directors declared a quarterly dividend of $0.05 per share on Lake Shore Bancorp, Inc.’s common stock, payable on February 13, 2009 to shareholders of record as of January 30, 2009. Lake Shore, MHC waived its right to receive this dividend in the amount of $182,000. Lake Shore, MHC, which owned 58.1% of the Company’s outstanding common stock elected to waive its right to receive cash dividends of approximately $691,000 for the year ended December 31, 2008. Lake Shore, MHC has waived approximately $1,272,000 of cash dividends cumulatively as of December 31, 2008. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

On January 23, 2009, the Company confirmed that it is participating in the FDIC’s Transaction Account Guarantee Program, which provides unlimited FDIC insurance on certain transaction accounts until December 31, 2009. Accounts eligible for the expanded FDIC insurance include non-interest bearing transaction accounts and transaction accounts paying interest rates less than or equal to 0.50%. As a result of its participation in this program, the Company will pay an additional ten basis points to the FDIC on amounts in these deposits accounts greater than $250,000.

On January 30, 2009, the Company sold its interest rate floor product for $890,000, and recorded a loss on sale of $135,000. Since inception, the Company recorded $804,000 of gains in the fair value of this asset cumulatively as of December 31, 2008, which was recorded in the interest on loans, including fees section of the Consolidated Statements of Income. In addition, in 2008, the Company recorded $305,000 of interest received due to a drop in the prime rate. A decision was made by the Company to sell the interest rate floor product in January 2009, due to management’s determination that the value of the product had reached its peak and based on an evaluation of estimated prime rate changes in the future.