Form 10-Q
period 2009-03-31
Lake Shore Bancorp, Inc.
filed 2009-05-15
CIK 1341318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock ($0.01 par value) 6,199,814 shares outstanding as of April 30, 2009.

PART I

Item 1.	Financial Statements

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009	December 31, 2008
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$7,724	$6,784
Interest bearing deposits	10,912	4,671
Federal funds sold	6,933	17,583

Cash and Cash Equivalents	25,569	29,038

Securities available for sale	115,551	112,863
Federal Home Loan Bank stock, at cost	2,847	2,890
Loans held for sale	3,905	—
Loans receivable, net of allowance for loan losses 2009 $1,520; 2008 $1,476	244,251	240,463
Premises and equipment, net	8,125	8,195
Accrued interest receivable	1,622	1,730
Bank owned life insurance	10,633	10,566
Other assets	1,548	2,088

Total Assets	$414,051	$407,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Interest bearing	$279,837	$267,437
Non-interest bearing	20,819	25,811

Total Deposits	300,656	293,248

Short-term borrowings	6,650	5,500
Long-term debt	44,340	46,460
Advances from borrowers for taxes and insurance	2,165	2,968
Other liabilities	5,810	5,429

Total Liabilities	359,621	353,605

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 6,210,748 outstanding at March 31, 2009 and 6,612,500 shares issued and 6,257,798 outstanding at December 31, 2008	66	66
Additional paid-in capital	27,773	27,754
Treasury stock, at cost (401,752 shares at March 31, 2009 and 354,702 shares at December 31, 2008)	(4,073)	(3,748)
Unearned shares held by ESOP	(2,281)	(2,302)
Unearned shares held by RRP	(1,141)	(1,190)
Retained earnings	32,819	32,520
Accumulated other comprehensive income	1,267	1,128

Total Stockholders’ Equity	54,430	54,228

Total Liabilities and Stockholders’ Equity	$414,051	$407,833

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$3,466	$3,748
Investment securities, taxable	1,201	1,162
Investment securities, tax-exempt	171	113
Other	30	18

Total Interest Income	4,868	5,041

INTEREST EXPENSE
Deposits	1,579	1,645
Short-term borrowings	24	134
Long-term debt	449	470
Other	29	30

Total Interest Expense	2,081	2,279

Net Interest Income	2,787	2,762

PROVISION FOR LOAN LOSSES	120	—

Net Interest Income after Provision for Loan Losses	2,667	2,762

NON-INTEREST INCOME
Service charges and fees	452	448
Earnings on bank owned life insurance	67	103
Other	26	39

Total Non-Interest Income	545	590

NON-INTEREST EXPENSES
Salaries and employee benefits	1,385	1,348
Occupancy and equipment	373	341
Data processing	133	136
Advertising	54	102
Postage and supplies	74	67
Professional services	281	287
Other	377	207

Total Non-Interest Expenses	2,677	2,488

Income before Income Taxes	535	864

INCOME TAXES	130	206

Net Income	$405	$658

Basic earnings per common share	$0.07	$0.11

Diluted earnings per common share	$0.07	$0.11

Dividends declared per share	$0.05	$0.04

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2009 and 2008 (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands, except per share data)
BALANCE – JANUARY 1, 2008	$66	$27,653	$(2,215)	$(2,388)	$(1,367)	$31,534	$182	$53,465

Comprehensive income:
Net income	—	—	—	—	—	658	—	658
Other comprehensive income	—	—	—	—	—	—	466	466

TOTAL COMPREHENSIVE INCOME								1,124

ESOP shares earned (1,984 shares)	—	(3)	—	22	—	—	—	19
Stock based compensation	—	36	—	—	—	—	—	36
RRP shares earned (3,552 shares)	—	(6)	—	—	47	—	—	41
Purchase of treasury stock, at cost (29,900 shares)	—	—	(302)	—	—	—	—	(302)
Cash dividends declared ($0.04 per share)	—	—	—	—	—	(102)	—	(102)

BALANCE – MARCH 31, 2008	$66	$27,680	$(2,517)	$(2,366)	$(1,320)	$32,090	$648	$54,281

Balance – January 1, 2009	$66	$27,754	$(3,748)	$(2,302)	$(1,190)	$32,520	$1,128	$54,228

Comprehensive income:
Net income	—	—	—	—	—	405	—	405
Other comprehensive income	—	—	—	—	—	—	139	139

TOTAL COMPREHENSIVE INCOME								544

ESOP shares earned (1,984 shares)	—	(9)	—	21	—	—	—	12
Stock based compensation	—	36	—	—	—	—	—	36
RRP shares earned (3,698 shares)	—	(8)	—	—	49	—	—	41
Purchase of treasury stock, at cost (47,050 shares)	—	—	(325)	—	—	—	—	(325)
Cash dividends declared ($0.05 per share)	—	—	—	—	—	(106)	—	(106)

BALANCE – MARCH 31, 2009	$66	$27,773	$(4,073)	$(2,281)	$(1,141)	$32,819	$1,267	$54,430

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Unaudited) (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$405	$658
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of investment securities	(60)	(20)
Amortization of deferred loan costs	115	101
Provision for loan losses	120	—
Increase in fair value of interest rate floor derivative product	—	(326)
Loss on sale of interest rate floor derivative product	135	—
Originations of loans held for sale	(3,905)	—
Depreciation and amortization	137	134
Earnings on bank owned life insurance	(67)	(103)
ESOP shares committed to be released	12	19
Stock based compensation expense	77	77
Decrease (increase) in accrued interest receivable	108	(12)
Increase in other assets	(364)	(380)
Increase in other liabilities	388	610

Net Cash (Used in) Provided by Operating Activities	(2,899)	758

CASH FLOWS FROM INVESTING ACTIVITIES

Activity in available for sale securities:
Maturities, prepayments and calls	7,204	4,269
Purchases	(9,605)	(3,629)
Purchases of Federal Home Loan Bank Stock	—	(737)
Redemptions of Federal Home Loan Bank Stock	43	738
Proceeds from sales of loans	—	151
Proceeds from sale of interest rate floor derivative product	890	—
Loan origination and principal collections, net	(4,239)	(4,103)
Additions to premises and equipment	(67)	(101)
Investment in unconsolidated entity	—	(150)

Net Cash Used In Investing Activities	(5,774)	(3,562)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	7,408	9,426
Net decrease in advances from borrowers for taxes and insurance	(803)	(699)
Net increase (decrease) in short-term borrowings	1,150	(7,700)
Proceeds from issuance of long-term debt	—	13,300
Repayment of long-term debt	(2,120)	(5,620)
Purchase of Treasury Stock	(325)	(302)
Cash dividends paid	(106)	(102)

Net Cash Provided by Financing Activities	5,204	8,303

Net Increase (Decrease) in Cash and Cash Equivalents	(3,469)	5,499
CASH AND CASH EQUIVALENTS – BEGINNING	29,038	10,091

CASH AND CASH EQUIVALENTS – ENDING	$25,569	$15,590

SUPPLEMENTARY CASH FLOWS INFORMATION

Interest paid	$2,094	$2,267

Income taxes paid	$—	$1

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$285	$307

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

The interim consolidated financial statements include the accounts of the Company and the Bank, its wholly owned subsidiary. All intercompany accounts and transactions of the consolidated subsidiary have been eliminated in consolidation.

The interim financial statements included herein as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2009.

To prepare these consolidated financial statements in conformity with GAAP, management of the Company made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reporting of revenue and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, securities valuation estimates, and income taxes.

NOTE 2 – DERIVATIVE INSTRUMENTS

In August 2006, the Company entered into a derivative contract as part of its risk management strategy to protect against market fluctuations in interest rates. An interest rate floor was purchased for $221,000 to protect against a decline in the prime rate earned on a $10 million notional amount of home equity adjustable rate loans within our loan portfolio. The term of the interest rate floor product was 60 months. The Company followed Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to account for this transaction. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivatives qualify as a hedge. If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income. The Company did not elect to use hedge accounting for this transaction. The interest rate floor was recorded in Other Assets on the Consolidated Statements of Condition and the change in fair value was recorded in Loan Interest Income on the Consolidated Statements of Income. On January 30, 2009, the Company sold the interest rate floor. From August 2006 through January 2009, the Company had recorded cumulative earnings of $346,000 in interest income and a cumulative increase in fair market value of $669,000, resulting in additional cash flow for the Company of $1.0 million. When the product was sold on January 30, 2009 for $890,000, a pretax loss on the sale was recorded, as the fair market value of the product which was recorded in Other Assets on December 31, 2008 had declined by $135,000. The loss on sale was recorded in the Other Non-Interest Expense section on the Consolidated Statements of Income. The decision to sell the interest rate floor product was made due to management’s determination that the value of the product had reached its peak based on an evaluation of estimated prime rate changes in the future. As of March 31, 2008, the fair market value of the interest rate floor was $846,000, resulting in $326,000 of interest income for the three months ended March 31, 2008.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FASB Statement 157, “Fair Value Measurements,” defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances when a transaction may not be considered orderly. FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with SFAS 157. This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. FSP FAS 157-4 provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

NOTE 4 – COMPREHENSIVE INCOME

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

The components of other comprehensive income and related tax effects for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Unrealized holding gains on securities available for sale	$227	$740

Income tax expense	(88)	(274)

Other Comprehensive Income	$139	$466

NOTE 5 – EARNINGS PER SHARE

Earnings per share is calculated for the three month period ending March 31, 2009 and 2008, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and unvested shares of restricted stock. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

Basic and diluted earnings per share was calculated as follows:

	Three Months ending March 31, 2009	Three Months ending March 31, 2008
Numerator – net income	$405,000	$658,000
Denominators:
Basic weighted average shares outstanding	5,925,632	6,094,901
Increase in weighted average shares outstanding due to: (1)
Stock options	—	—
Unvested restricted stock awards	—	—

Diluted weighted average shares outstanding	5,925,632	6,094,901

Earnings per share:
Basic	$0.07	$0.11
Diluted	$0.07	$0.11

(1)	Stock options to purchase 238,258 shares under the Company’s 2006 Stock Option Plan (the “Stock Option Plan”) at $11.22 per share and restricted unvested shares of 88,784 under the Company’s 2006 Recognition and Retention Plan (the “RRP”) plan were outstanding during the three month period ended March 31, 2009, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Stock options to purchase 227,888 shares under the Stock Option Plan at $11.50 per share and restricted unvested shares of 98,679 under the RRP were outstanding during the three month period ended March 31, 2008, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 6 – COMMITMENTS TO EXTEND CREDIT

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

The following commitments to extend credit were outstanding:

	Contract Amount
	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Commitments to grant loans	$12,107	$6,445
Unfunded commitments under lines of credit	$24,574	$24,917

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At March 31, 2009 and December 31, 2008, the Company’s fixed rate loan commitments totaled $7.9 million and $3.2 million, respectively. The range of interest rates on these fixed rate commitments was 4.50% to 8.00% at March 31, 2009.

NOTE 7 – STOCK-BASED COMPENSATION

As of March 31, 2009, the Company had three stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with SFAS 123R, “Share Based Payment.” The compensation cost that has been charged under salary and benefits expense in the other non-interest expense section of the consolidated statements of income for these plans was $89,000 for the three months ending March 31, 2009 and $96,000 for the three months ended March 31, 2008.

Stock Option Plan

The Stock Option Plan, which was approved by the Company’s shareholders, permits the grant of options to its employees and non-employee directors for up to 297,562 shares of common stock. On November 15, 2006, the Board of Directors granted stock options exercisable into 241,546 shares of common stock to members of management and non-employee directors. On January 13, 2009, the Board of Directors granted additional stock options exercisable into 18,969 shares of common stock to non-employee directors. Both incentive stock options and non-qualified stock options may be granted under the Stock Option Plan. The exercise price of each stock option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. The stock options generally vest over a five year period.

The fair value of the January 13, 2009 stock option grants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 3.18%; expected volatility of 35.54%; risk-free interest rate of 2.296%; and expected life of 10 years.

A summary of the status of the Stock Option Plan as of March 31, 2009 and 2008 is presented below:

	March 31, 2009			March 31, 2008
	Options	Exercise Price	Remaining Contractual Life	Options	Exercisable Price	Remaining Contractual Life
Outstanding at beginning of year	219,289	$11.50		241,546	$11.50

Granted	18,969	8.01		—	—

Forfeited	—	—		13,658	11.50

Outstanding at end of quarter	238,258	$11.22		227,888	$11.50

Options exercisable at end of quarter	91,065	$11.50	7 years	48,319	11.50	8 years

Fair value of options granted	$3.19

At March 31, 2009, stock options outstanding did not have an intrinsic value (as the stock price on that date was below the exercise price) and 59,304 options remained unawarded. Compensation expense associated with outstanding stock options amounted to $36,000 for the three months ended March 31, 2009 and 2008 based on 11,350 and 11,165 options earned, respectively, through those dates. At March 31, 2009, $427,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 35 to 57 months.

Recognition and Retention Plan

The RRP, which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock. On November 15, 2006, the Board of Directors granted awards for an aggregate of 83,305 shares under the RRP to members of management and non-employee directors. Awards vest at a rate of 20% per year with the first vesting period ending December 31, 2007. The fair value of the awards on the grant date was $11.50 per share. On January 13, 2009, the Board of Directors granted awards for an additional 9,996 shares of common stock to members of management and non–employee directors. Awards vest at a rate of 20% per year with the first vesting period ending January 13, 2010. The fair value of awards on the grant date was $8.01 per share. As of March 31, 2009, there were 26,543 shares vested or distributed to eligible participants. Compensation expense amounted to $41,000 for the three months ended March 31, 2009 and 2008 based on 3,698 and 3,552 shares earned, respectively, through those dates. At March 31, 2009, $497,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 35 to 57 months.

Employee Stock Ownership Plan

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of March 31, 2009, the balance of the loan to the ESOP was $2.3 million and the fair value of unallocated shares was $1.5 million. As of March 31, 2009, there were 25,789 allocated shares and 212,261 unallocated shares compared to 15,870 allocated shares and 222,180 unallocated shares at March 31, 2008. The ESOP compensation expense was $12,000 for the three months ending March 31, 2009 and $19,000 for the three months ending March 31, 2008 based on 1,984 shares earned for each of those three month periods.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of March 31, 2009 and December 31, 2008 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

In February 2008, the FASB issued Staff Position 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of SFAS 157 for that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted FSP 157-2, on January 1, 2009 and the application of FSP 157-2 did not have a material effect on the Company’s financial condition and results of operations.

In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSB 157-3 was effective immediately. The Company used the income approach, to calculate the fair value for five securities that were determined to be trading in an inactive market as of March 31, 2009 and four securities that were determined to be trading in an inactive market as of December 31, 2008. The assumptions used to calculate the fair value under the “income approach” included unobservable inputs and assumptions based on management’s estimates of discount rates, the extent of the decline in the fair value on these securities in recent months and recent prepayment and delinquency data.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows:

	Fair Value Measurements at March 31, 2009
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Securities available for sale	$115,551	$—	$110,521	$5,030

	Fair Value Measurements at December 31, 2008
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Securities available for sale	$112,863	$—	$108,187	$4,676
Interest rate floor	1,025	—	1,025	—

Total	$113,888	$—	$109,212	$4,676

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended March 31, 2009:

(Dollars in thousands)
Balance at January 1, 2009	$4,676
Total gains (losses) – (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(170)
Purchases, issuances and settlements	—

Transfers to Level 3	524

Balance at March 31, 2009	$5,030

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows:

	Fair Value Measurements Nonrecurring at March 31, 2009
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$1,998	$—	$—	$1,998
Foreclosed real estate	264	—	—	264

Total	$2,262	$—	$—	$2,262

	Fair Value Measurements – Nonrecurring at December 31, 2008
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$2,151	$—	$—	$2,151

Fair value on impaired loans is based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions.

As of March 31, 2009, impaired loans had a gross carrying amount of $2,696,000 with a valuation allowance of $698,000, resulting in additional provision for loan losses of $128,000 for the three months ended March 31, 2009. As of December 31, 2008, impaired loans had a gross carrying amount of $2,748,000, with a valuation allowance of $597,000, resulting in additional provision for loan losses of $576,000 for the year ended December 31, 2008.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value based on recent appraisals less estimated selling costs.

NOTE 9 – TREASURY STOCK

During the quarter ended March 31, 2009, the Company repurchased 47,050 shares of common stock at an average cost of $6.90 per share. 44,600 of these shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 2,450 shares were repurchased from the trustee of the Company’s unvested RRP stock, when an awardee redeemed vested shares to pay income taxes. As of March 31, 2009, there were 122,198 shares remaining to be repurchased under the existing stock repurchase program.

NOTE 10 – SUBSEQUENT EVENTS

On April 22, 2009, the Board of Directors declared a quarterly dividend of $0.05 per share on the Company’s common stock, payable on May 15, 2009 to shareholders of record as of May 2, 2009. Lake Shore, MHC, which owns 58.6% of the Company’s outstanding common stock elected to waive its right to receive cash dividends of approximately $182,000 for the three month period ended March 31, 2009. Lake Shore, MHC has waived approximately $1,454,000 of cash dividends cumulatively as of March 31, 2009. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

The following factors, including the factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2009 compared to the financial condition as of December 31, 2008 and the consolidated results of operations for the three months ended March 31, 2009 and 2008.

Our results of operations depend primarily on our net interest income, which is the difference between the interest income we earn on loans and investments and the interest we pay on deposits and other interest- bearing liabilities. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on these balances.

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

Management Strategy

Our Reputation. With more than 118 years of service to our community, our primary management strategy has been to maintain our reputation as one of the most respected and recognized community banks in Western New York. We strive to accomplish this goal by continuing to emphasize our high quality customer service and financial strength. We are one of the largest lenders in market share of residential mortgages in Chautauqua County.

Branching. In 2003, we opened new branch offices in Orchard Park and East Amherst, New York. These new offices have generated deposits of $34.9 million and $27.0 million as of March 31, 2009, respectively. We also opened a branch office in Hamburg, New York in December 2005 which has generated deposits of $16.8 million as of March 31, 2009. On December 1, 2008, we opened our newest branch office in Kenmore, New York. This office generated deposits of $18.6 million as of March 31, 2009. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield, in Chautauqua County, New York and in East Amherst, Hamburg, Orchard Park and Kenmore in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending. Historically, our lending portfolio has been composed predominantly of residential mortgage loans. At March 31, 2009 and December 31, 2008, we held $181.4 million and $175.8 million of residential mortgage loans, respectively, which constituted 73.3% of our total loan portfolio, at such respective dates. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At March 31, 2009 and December 31, 2008, our commercial real estate loan portfolio consisted of loans totaling $22.9 million and $19.5 million respectively, or 9.2% and 8.1%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At March 31, 2009 and December 31, 2008, our commercial loan portfolio consisted of loans totaling $11.2 million and $7.4 million, respectively, or 4.5% and 3.1%, respectively, of total loans. Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans. We will sell loans when appropriate and will retain servicing rights to those loans. We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent. Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. At March 31, 2009 and December 31, 2008, our investment securities totaled $118.4 million and $115.8 million, respectively.

Treasury Yield Curve. As with all community banks, we face a challenge in monitoring our interest rate risk. Banks generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped. During 2007 and 2008, the Federal Reserve cut the federal funds rate 10 times and as of March 31, 2009 the federal funds rate was 0.16%. During 2008, and continuing in 2009, there was unprecedented volatility in the markets including the failure of large investment banks, the conservatorship of FNMA/FHLMC, a global liquidity crisis, continuing housing market declines and an ongoing credit crisis with financial institutions. There have been coordinated global initiatives and significant injections of capital and liquidity into the capital markets and financial institutions in response to these events. These actions have caused the yield curve to shift down. Rates on short-term treasury bills and rates on intermediate-term treasury bills have dropped significantly. For example, the yield on the 10 year Treasury note declined from 3.45% as of March 31, 2008 to 2.71% as of March 31, 2009. Once the Federal Reserve committed to purchasing agency mortgage-backed securities, the yield spread for mortgage loans tightened over Treasury bonds. For example, on March 31, 2008, we offered a 30 year fixed rate mortgage at 5.875%. On March 31, 2009, the rate we offered on this loan type was 4.875%, a decline of 100.0 basis points. Given the changes to the treasury yield curve and spread relationships, our net interest margin could decline if interest rates on loans remain low or decline further.

Interest Rate Risk. The current interest rate environment is difficult for community banks. Residential mortgage rates have declined in part due to the Federal Reserve purchasing mortgage backed securities. The lower rates on residential mortgage products causes higher rate loans in the portfolio to prepay (or re-finance) and new loan originations to be recorded at low rates. At the same time, interest rates on long term funding has not declined commensurately with mortgage rates, resulting in a narrower interest rate spread. To address these challenges, we have implemented a number of strategies including refinance mitigation, loan sales and term funding. To mitigate the risk of falling rates on our adjustable home equity and commercial loans, we had purchased an interest rate floor product during August 2006 on a notional principal amount of $10 million. This product allowed us to receive payments if the prime rate dropped below 8%. The prime rate dropped below 8% in September 2007 and was 3.25% as of December 31, 2008. In 2008, we received payments on the interest rate floor product, which partially offset the reduction in loan interest income on adjustable rate loans that were tied to the prime rate. As of January 30, 2009, we received $348,000 in additional interest income from the interest rate floor product. On January 30, 2009, we decided to sell the interest rate floor product due to management’s evaluation of estimated prime rate changes in the future. Refer to Note 2 of the Notes to Consolidated Financial Statements for more information.

We employ a third party financial advisor to assist us in managing our investment portfolio and developing balance sheet strategies. At March 31, 2009 and December 31, 2008, we had $115.6 and $112.9 million, respectively, invested in securities available for sale, the majority of which are mortgage-backed, collateralized mortgage obligations and municipal securities. We do not own any collateralized debt obligations (or CDOs).

Other than Temporary Impairment

With the continued disruption of the securities and housing markets, we found it necessary to write down four non-agency asset-backed securities in our investment portfolio during 2008. The write-down resulted in a pre-tax loss of $1.9 million ($1.2 million, net of tax), which was recorded in the “Other Non-interest Income” section of the consolidated statements of operations. The securities were rated “AAA” by the major rating agencies when purchased. Three of the securities are collateralized by second lien home equity loans to prime borrowers. Since the collateral was on a second lien position, these securities were “wrapped” by an insurance guarantee issued by Financial Guaranty Insurance Co. (“FGIC”). FGIC also “wrapped” other mortgage-backed and asset-backed securities. As a result of FGIC’s exposure to the sub-prime housing market and inability to raise additional capital, the major rating agencies downgraded FGIC. As a result of FGIC’s downgrade, the major rating agencies downgraded the ratings on these securities and the fair market value of these securities experienced significant declines. The fourth security is backed by first lien residential mortgages to sub-prime borrowers. The majority of the mortgages are adjustable rate loans. As of March 31, 2009, the security was rated AAA/Caa3 by S&P and Moody’s, respectively, and the fair market value of the security has declined significantly. The price declines, current accounting rules and associated SEC guidance contributed to management’s determination that the impairment on these securities was “other-than-temporary” during 2008. It should be noted that all of these securities continue to make payments in accordance with their terms as of March 31, 2009 and no additional impairments were taken in the three months ended March 31, 2009. Management continues to monitor these securities.

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

In management’s opinion, the accounting policy relating to valuation of investments is a critical accounting policy. The fair values of our investments are determined using public quotations, third party dealer quotes, pricing models, or discounted cash flows. Thus, the determination may require significant judgment or estimation, particularly when liquid markets do not exist for the item being valued. The use of different assumptions for these valuations could produce significantly different results which may have material positive or negative effects on results of operations.

Management also considers the accounting policy relating to the impairment of investments to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the results of operations. A decline in the fair value of investments below cost deemed to be other than temporary may be charged to earnings resulting in the establishment of a new cost basis for an asset. Management continually reviews the current value of its investments for evidence of other than temporary impairment.

These critical policies and their application are reviewed periodically by our Audit Committee and our Board of Directors. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in the notes to the consolidated financial statements of our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2008 to better understand how our financial performance is reported.

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

	At March 31, 2009		For the Three Months ended March 31, 2009			For the Three Months ended March 31, 2008
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits & Federal funds sold	$17,845	0.67%	$15,544	$30	0.77%	$4,619	$18	1.56%

Securities	118,398	4.64%	118,652	1,372	4.63%	108,441	1,275	4.70%

Loans	248,156	5.59%	241,503	3,466	5.74%	219,817	3,748	6.82%

Total interest-earning assets	384,399	5.07%	375,699	4,868	5.18%	332,877	5,041	6.06%

Other assets	29,652		27,999			27,330

Total assets	$414,051		$403,698			$360,207

Interest-bearing liabilities:
Demand and NOW accounts	$36,349	0.20%	$35,642	$18	0.20%	$34,954	$48	0.55%

Money market accounts	25,991	0.71%	25,393	46	0.72%	23,099	67	1.16%

Savings accounts	29,417	0.33%	28,314	24	0.34%	25,458	33	0.52%

Time deposits	188,080	3.17%	181,415	1,491	3.29%	138,540	1,497	4.32%

Borrowed funds	50,990	3.71%	51,341	473	3.69%	58,571	604	4.12%
Other interest-bearing liabilities	1,348	8.61%	1,352	29	8.58%	1,380	30	8.70%

Total interest- bearing liabilities	332,175	2.51%	323,457	2,081	2.57%	282,002	2,279	3.23%

Other non-interest bearing liabilities	27,446		26,056			24,044

Stockholders’ equity	54,430		54,185			54,161

Total liabilities and stockholders’ equity	$414,051		$403,698			$360,207

Net interest income				$2,787			$2,762

Interest rate spread					2.61%			2.83%

Net interest margin					2.97%			3.32%

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

	Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$(13)	$25	$12
Securities	(21)	118	97
Loans, including fees	(629)	347	(282)

Total interest-earning assets	(663)	490	(173)

Interest-bearing liabilities:
Demand and NOW accounts	(31)	1	(30)
Money market accounts	(27)	6	(21)
Savings accounts	(12)	3	(9)
Time deposits	(407)	401	(6)

Total deposits	(477)	411	(66)
Borrowed funds and other	(61)	(71)	(132)

Total interest-bearing liabilities	(538)	340	(198)

Net change in interest income	$(125)	$150	$25

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

However, beginning September 2007, interest rates began to decrease. In a decreasing interest rate environment, our earnings may increase if long-term interest-earning assets do not reprice and interest rates on short-term deposits begin to decrease. In the current rate environment, rates on loan products have significantly declined, while rates on deposit products have not dropped commensurately, which has resulted in a narrowing of our interest rate spread. If rates on deposit products remain static and rates on loans continue to fall, our earnings may be impacted.

For the three months ended March 31, 2009, the average yield on our loan portfolio and investment portfolios were 5.74% and 4.63%, respectively, in comparison to rates of 6.82% and 4.70%, respectively, for the three months ended March 31, 2008. The decrease in yield on the loan portfolio was primarily impacted by the sale of the interest rate floor derivative product in January 2009. In the first quarter of 2008, income earned on the gain in fair market value of this product was $326,000. The gain in fair market value was posted to loan interest income, adding 59 basis points to the yield on the loan portfolio in the quarter ended March 31, 2008. There was no income earned on the change in fair market value on this product in the first quarter of 2009. Overall, the average yield on our interest earning assets decreased by 0.88% for the three months ended March 31, 2009 in comparison to the three months ended March 31, 2008. For the three months ended March 31, 2009, the average rate that we were paying on deposit products decreased by 0.63% in comparison to the same period in the prior year. Furthermore, the interest paid on our borrowings decreased from 4.12% to 3.69%. Our interest rate spread for the three months ended March 31, 2009 was 2.61%, which constitutes a 0.22% decrease in comparison to the three months ended March 31, 2008. Our net interest margin was 2.97% and 3.32% for the three months ended March 31, 2009 and 2008, respectively.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets at March 31, 2009 were $414.1 million, an increase of $6.3 million from $407.8 million at December 31, 2008. The increase in total assets is primarily due to an increase in loans receivable, net of $7.7 million.

Cash and cash equivalents decreased by $3.5 million from $29.0 million as of December 31, 2008 to $25.6 million as of March 31, 2009. The decrease is attributable to a $10.7 million decrease in federal funds sold. Federal funds sold decreased due to utilization of funds for loan originations, investment security purchases and the transfer of excess cash to an interest bearing deposit account held at another bank for increased earning potential.

Securities available for sale increased by $2.7 million to $115.6 million at March 31, 2009 from $112.9 million at December 31, 2008. The increase is due to purchases in the three months ended March 31, 2009 of $9.6 million, partially offset by $7.2 million of paydowns during the same period.

Loans receivable, net increased by $7.7 million to $248.2 million at March 31, 2009 from $240.5 million at December 31, 2008. The table below shows the changes in loan volume by loan type between December 31, 2008 and March 31, 2009:

	March 31, 2009	December 31, 2008	Change
			$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, 1-4 Family (1)	$181,369	$175,808	$5,561	3.2%
Home Equity	28,504	28,143	361	1.3%
Commercial	22,861	19,513	3,348	17.2%
Construction	1,053	6,479	(5,427)	(83.7)%

Total Real Estate Loans	233,787	229,943	3,844	1.7%

Commercial Loans	11,240	7,403	3,837	51.8%
Consumer Loans	2,421	2,350	71	3.0%

Total Gross Loans	247,448	239,696	7,752	3.2%
Allowance for Loan Losses	(1,520)	(1,476)	(44)	(3.0)%
Net deferred loan costs	2,228	2,243	(15)	(0.7)%

Loans receivable, net	$248,156	$240,463	$7,693	3.2%

(1) Includes $3.9 million of loans held for sale at March 31, 2009.

The increase in commercial lending is attributable to completion of construction on non-residential properties and our efforts to increase commercial loan originations, especially in the Erie County market area. Commercial real estate loans and other commercial loans represented 9.2% and 4.5%, respectively, of the total loan portfolio at March 31, 2009. The increase in residential loans is attributable to the lower rates being offered on residential mortgage loans during the first three months of 2009. Mortgage loans represented 73.3% of the total loan portfolio at March 31, 2009. We do not carry any “sub-prime” loans in our mortgage portfolio.

The table below shows changes in deposit volumes by type of deposit between December 31, 2008 and March 31, 2009:

	March 31, 2009	December 31, 2008	Change
			$	%
	(Dollars in thousands)
Demand Deposits:
Non-interest bearing	$20,819	$25,811	$(4,992)	(19.3)%
Interest bearing	36,349	35,303	1,046	3.0%
Money market	25,991	25,157	834	3.3%
Savings	29,417	27,290	2,127	7.8%
Time deposits	188,080	179,687	8,393	4.7%

Total Deposits	$300,656	$293,248	$7,408	2.5%

The decrease in non-interest bearing deposit accounts is due to a large commercial customer deposit that was temporarily held at Lake Shore Savings in December 2008. The growth in deposits is primarily attributable to an increase in time deposits at our newest branch office in Kenmore, NY. This branch generated $7.0 million in new deposits for the first three months of 2009.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, decreased by $970,000 from $52.0 million at December 31, 2008 to $51.0 million at March 31, 2009. Short-term borrowings increased $1.2 million from $5.5 million at December 31, 2008 to $6.7 million at March 31, 2009 as the Company took advantage of low interest rates on these products, while long-term debt decreased $2.1 million from $46.5 million at December 31, 2008 to $44.3 million at March 31, 2009, due to repayment of long-term debt.

Total stockholders’ equity increased by $202,000 from $54.2 million at December 31, 2008 to $54.4 million at March 31, 2009. The increase in total stockholders’ equity was primarily due to net income of $405,000 for the three months ended March 31, 2009, partially offset by the purchase of $325,000 in outstanding common stock under our stock repurchase plan during the first quarter of 2009. Stockholders’ equity was also affected by an increase in the net of tax unrealized gains on securities available for sale of $139,000 in the first quarter of 2009. Dividends declared and paid in the first quarter of 2009 reduced stockholders’ equity by $106,000 and stock-based compensation expenses increased stockholders’ equity by $89,000.

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008

General. Net income was $405,000 for the three months ended March 31, 2009 a decrease of $253,000, or 38.5%, compared to net income of $658,000 for the three months ended March 31, 2008. Basic and diluted earnings per share was $0.07 for the three months ended March 31, 2009 compared to $0.11 for the three months ended March 31, 2008. The decrease in net income and earnings per share during the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 was primarily due to the sale of the Company’s interest rate floor derivative product in January 2009, an increase to our provision for loan losses compared to the same period in the prior year as well as increased costs for our new branch office which opened in Kenmore, New York during December 2008. The decrease in net income and earnings per share was partially offset by increased interest income on mortgage loans, as well as lower interest expenses on deposits and borrowings. The decision to sell the interest rate floor product was made because management determined that the value of the product had reached its peak based on an evaluation of estimated prime rate changes in the future. During the quarter ended March 31, 2008, the mark to market value of the interest rate floor and earnings on the product increased loan interest income by $345,000. During the quarter ended March 31, 2009, earnings on the interest rate floor product increased loan interest income by $43,000, or $302,000 less than the amount recorded during the same period in 2008. Furthermore, the sale of the interest rate floor product in January 2009 resulted in a loss of $135,000 which was recorded in non-interest expense.

Net Interest Income. Net interest income increased by $25,000, or 0.9%, to $2.8 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Interest income decreased by $173,000 and interest expense decreased by $198,000 for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008. Net interest spread and net interest margin were 2.61% and 2.97%, respectively, for the three months ended March 31, 2009 compared to 2.83% and 3.32%, respectively, for the three months ended March 31, 2008.

Interest Income. Interest income decreased by $173,000, or 3.4%, from $5.0 million for the three months ended March 31, 2008 to $4.9 million for the three months ended March 31, 2009. Loan interest income decreased by $282,000, or 7.5%, from $3.7 million for the three months ended March 31, 2008 to $3.5 million for the three months ended March 31, 2009. The decrease in loan interest income is primarily the result of the Company’s sale of its interest rate floor derivative product during the quarter ended March 31, 2009. Loan interest income was positively impacted by a $21.7 million, or 9.9%, increase in the average balance of loans receivable, net from $219.8 million in the first quarter of 2008 to $241.5 million in the first quarter of 2009. The average yield on our loan portfolio was 5.74% and 6.82% for the three months ended March 31, 2009 and 2008, respectively. Investment interest income increased $97,000, or 7.6%, from $1.3 million for the three month period ended March 31, 2008 to $1.4 million for the three month period ended March 31, 2009. The investment portfolio had an average balance of $118.7 million and an average yield of 4.63% for the three months ended March 31, 2009 compared to an average balance of $108.4 and an average yield of 4.70% for the three months ended March 31, 2008. Other interest income increased $12,000, or 66.7%, from $18,000 for the three month period ended March 31, 2008 to $30,000 for the three month period ended March 31, 2009. This was primarily due to the additional interest earned from the increase in the average balance of fed funds and other interest bearing deposits from $4.6 million for the three months ended March 31, 2008 to $15.5 million for the three months ended March 31, 2009.

Interest Expense. Interest expense decreased by $198,000, or 8.7%, from $2.3 million for the three months ended March 31, 2008 to $2.1 million for the three months ended March 31, 2009. The interest paid on deposits decreased by $66,000 for the three months ended March 31, 2009 when compared to the same three months in 2008. This decrease was due to a decrease in the average rate paid on interest bearing deposits from 2.96% for the three months ended March 31, 2008 to 2.33% for the three months ended March 31, 2009. The interest expense related to advances from the Federal Home Loan Bank of New York decreased $131,000 from $604,000 for the three months ended March 31, 2008 to $473,000 for the three months ended March 31, 2009. The average rate paid on these borrowings decreased from 4.12% to 3.69% while the average balance of these borrowing also decreased from $58.6 million to $51.3 million for the three month periods ended March 31, 2008 and 2009, respectively.

Provision for Loan Losses. Provision for loan losses during the quarter ended March 31, 2009 was $120,000 compared to no provision for loan losses during the same period in 2008. The increase in the provision for loan losses was primarily due to three commercial loans to one borrower that were considered “impaired” as of March 31, 2009. These loans, with a collective balance of $2.6 million, were made to support operations and building acquisition for a start-up franchise restaurant business. During the first quarter of 2009 we worked with the borrower to restructure the loans and the borrower was current with all payments as of

March 31, 2009. At March 31, 2009 our non-performing loans comprised 0.66% of our total loan portfolio, compared to 0.70% of our loan portfolio as of March 31, 2008. At March 31, 2009 and 2008, our allowance for loan losses equaled 93.8% and 73.2% of non-performing loans, respectively.

We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable incurred credit losses in the loan portfolio. The amount of allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain adequacy of the allowance. In light of current economic conditions, we are continuing to monitor our loan portfolio and we will modify the provision for loan losses as necessary in subsequent periods.

Non-interest Income. For the three months ended March 31, 2009, non-interest income was $545,000 compared to $590,000 for the three months ended March 31, 2008, a decrease of $45,000, or 7.6%. The decrease in non-interest income for the three months ended March 31, 2009 is mainly attributable to a $36,000 decrease in earnings on bank-owned life insurance compared to the three months ended March 31, 2008 due to a decrease in the crediting rate on one of the insurance policies.

Non-interest Expense. Non-interest expense increased by $189,000, or 7.6%, to $2.7 million for the quarter ended March 31, 2009 from $2.5 million for the quarter ended March 31, 2008. The increase is largely due to a loss recorded on the sale of the interest rate floor derivative product of $135,000. In addition, FDIC insurance premiums increased by $40,000 from $7,000 for the quarter ended March 31, 2008 to $47,000 for the quarter ended March 31, 2009, as the Company had utilized the $174,000 one-time assessment credit granted by the FDIC and applied it against premiums during the 2008 period. Salaries and employee benefits increased by $37,000, or 2.7%, for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 primarily due to annual salary increases, annual increases in health insurance costs, and hiring additional staff for the branch office opened in December 2008, offset in part by a decrease in benefit expenses as a result of a one time expense to record accumulated death benefits during the quarter ended March 31, 2008. Occupancy and equipment increased by $32,000, or 9.4%, for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 primarily due to additional depreciation expense, maintenance and property taxes associated with the new branch office. The increase in non-interest expense was offset in part by a decrease in advertising costs of $48,000 from the quarter ended March 31, 2008 to the quarter ended March 31, 2009.

Income Tax Expense. Income tax expense decreased by $76,000, or 36.9%, from $206,000 for the three months ended March 31, 2008 to $130,000 for the three months ended March 31, 2009. The decrease was primarily due to lower pre-tax income in the first quarter of 2009. Our effective tax rate was 24.30% for the three months ended March 31, 2009 compared to 23.84% for the three months ended March 31, 2008.

Loans Past Due and Non-performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $1.9 million at March 31, 2009 and $1.7 million at December 31, 2008.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At March 31, 2009	At December 31, 2008
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
One-to-four family	$665	$562
Construction	—	—
Commercial real estate	46	46
Home equity loans and lines of credit	—	25
Other loans:
Commercial loans	—	—
Consumer loans	16	15

Total	$727	$648

Loans accounted for on a nonaccrual basis:
Mortgage loans on real estate:
One-to-four family	$636	$790
Construction	—	—
Commercial real estate	191	152
Home equity loans and lines of credit	49	49
Other loans:
Commercial loans	19	—
Consumer loans	15	12

Total non-accrual loans	910	1,003

Total nonperforming loans	1,637	1,651

Foreclosed real estate	264	48
Restructured loans	—	—

Total nonperforming assets	$1,901	$1,699

Ratios:
Nonperforming loans as a percent of total net loans:	0.66%	0.69%
Nonperforming assets as a percent of total assets:	0.46%	0.42%

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	For the Three Months Ended March 31, 2009		For the Year Ended December 31, 2008
	(Dollars in thousands)
Balance at beginning of period:	$1,476		$1,226
Provision for loan losses	120		391

Charge-offs:
Mortgage loans on real estate:
One-to-four family	48		102
Construction loans	—		—
Commercial real estate	21		—
Home equity loans and lines of credit	—
Other loans:
Commercial loans	—		16
Consumer loans	10		30

Total charge-offs	79		148

Recoveries:
Mortgage loans on real estate:
One-to-four family	—		—
Construction	—		—
Commercial real estate	—		—
Home equity loans and lines of credit	—		—
Other loans:
Commercial loans	—		3
Consumer loans	3		4

Total recoveries	3		7

Net charge-offs	76		141

Balance at end of period	$1,520		$1,476

Average loans outstanding	$241,503		$228,392

Ratio of net charge-offs to average loans outstanding	0.13	%(1)	0.06%
Allowance for loan losses as a percent of total net loans	0.61%		0.61%
Allowance for loan losses as a percent of non-performing loans	92.85%		89.40%

(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which as of August 1, 2008, allowed us to borrow up to $26.8 million on an overnight line of credit and $26.8 million on a one-month overnight repricing line of credit. As of March 31, 2009, we had no borrowings outstanding under either of these agreements. We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans. At March 31, 2009, we had outstanding advances totaling $51.0 million.

Historically, loan repayments and maturing investment securities are a relatively predictable source of funds. However, in light of the financial crisis and current economic environment, there are now more risks related to loan repayments and the valuation and maturity of investment securities. In addition, deposit flows, calls of investment securities, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. These factors and the current economic environment reduce the predictability of the timing of these sources of funds.

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities. For the three months ended March 31, 2009, we originated loans of approximately $17.7 million in comparison to approximately $12.5 million of loans originated during the three month period ended March 31, 2008. Purchases of investment securities totaled $9.6 million in the three months ended March 31, 2009 and $3.6 million in the three months ended March 31, 2008.

At March 31, 2009, we had loan commitments to borrowers of approximately $12.1 million and overdraft lines of protection and unused home equity lines of credit of approximately $24.6 million.

Total deposits were $300.7 million at March 31, 2009, as compared to $293.2 million at December 31, 2008. Time deposit accounts scheduled to mature within one year were $134.2 million at March 31, 2009. The increase in total deposits occurred as a result of opening a new branch office in Kenmore, New York on December 1, 2008. We anticipate that a significant portion of the time deposits that are scheduled to mature within one year will remain with us.

During 2008 and in the first quarter of 2009, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets as the U.S. economy experienced a recession. While the recession has had far-reaching effects, our financial condition and liquidity position remain strong.

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

Recent Regulatory Updates

During 2008, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets as the U.S. economy experienced a recession. These recessionary conditions continued through the first quarter of 2009. The far-reaching effects of the recession include deterioration in the labor market, rising unemployment, volatile equity markets, and declining home values, all of which are weighing negatively on consumer sentiment as evidenced by weak spending. Financial markets continue to exhibit volatility, credit quality concerns, sharp fluctuations in commodity prices, volatility in rate indices such as Prime and LIBOR, and illiquidity. Concerns regarding increased credit losses from the weakened economy continue to negatively affect the capital and earnings levels of most financial institutions.

Since October 2008, numerous legislative actions have been taken in response to the financial crisis affecting the banking system and financial markets, including the following:

In October 2008, the United States government established the Emergency Economic Stabilization Act of 2008, or EESA, in response to instability in the financial markets. Pursuant to the EESA, the Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. EESA also provided for the temporary increase of federal deposit insurance coverage levels under the Depositors Insurance Fund, or DIF, from $100,000 to $250,000 per deposit category, per depositor, per institution, through December 31, 2009.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Treasury will purchase equity stakes in a wide variety of banks and thrifts through the Capital Purchase Program, or CPP. We submitted a CPP application in anticipation of reviewing the Treasury’s term sheet for mutual holding companies, prior to officially making a decision on whether to participate. After careful consideration, we withdrew our application to participate in the CPP in February 2009. Our decision to withdraw the application was based on our determination that we are a well-capitalized institution and have no need for the CPP funds to continue with our strategic plans for growth and operation, in addition to the fact that the mutual holding company CPP term sheet had not yet been finalized.

During October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, or TLGP, under which it would temporarily guarantee certain new debt issued by insured banks and qualified bank holding companies and expand its insurance to cover all non-interest bearing transaction accounts through December 31, 2009. We participate in the TLGP component which allows us to provide full FDIC insurance coverage for non-interest bearing transaction accounts, but we opted out of the component relating to the complete guarantee of newly issued senior unsecured debt. Our participation in the TLGP will require the payment of additional insurance premiums to the FDIC. Additionally, we may be required to pay significantly higher FDIC premiums in the future because market developments have significantly depleted the Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. On February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment on insured institutions. The assessment will be based on deposits as of June 30, 2009 and collected on September 30, 2009. The Company estimates this special assessment will increase its FDIC insurance fees by approximately $275,000 to $550,000 in 2009. After June 30, 2009, the FDIC may impose an additional assessment of up to 10 basis points if the condition of the banking industry continues to decline.

In December 2008, the Federal Reserve Board took unprecedented action in lowering the federal funds rate by 75 basis points to a targeted range of zero to one-quarter percent. The Board of Governors also lowered the discount rate 75 basis points to one-half percent. As of March 31, 2009 the federal funds and discount rates remain at these levels. In addition, due to the continuing strain on the financial markets, the Federal Reserve Board has offered numerous temporary liquidity facilities in an effort to stabilize credit markets and improve access to credit.

Each of the above-described programs was implemented to help stabilize and provide liquidity to the financial system. There can be no assurance, however, as to the actual impact any governmental program will have on the financial markets or our financial condition and results of operations. We remain active in monitoring these developments and supporting the interests of our shareholders.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 6 of the Notes to Consolidated Financial Statements for a summary of loan commitments outstanding as of March 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management of Market Risk

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at March 31, 2009 from the information presented in the Company’s Form 10-K for the year ended December 31, 2008.

Item 4T.	Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2009, to ensure that information relating to us, which is required to be disclosed in the reports we file with the SEC under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended March 31, 2009:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1, 2009 through January 31, 2009	17,500	$7.60	17,500	28,141
February 1, 2009 through February 28, 2009	20,000	$6.54	20,000	129,298
March 1, 2009 through March 31, 2009	7,100	$6.15	7,100	122,198
Total	44,600	$6.89	44,600	122,198

(1)	Amounts do not reflect re-purchases of 2,450 shares of common stock from the trustee of the Company’s Recognition and Retention Plan on January 5, 2009 for $7.00 per share.
(2)	On February 25, 2009, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 129,298 shares of our outstanding common stock. This amount represented 5% of our outstanding stock not owned by Lake Shore, MHC The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

Item 6.	Exhibits

3.1	Charter of Lake Shore Bancorp, Inc.[1]

3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[2]

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
1	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).
2	Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

/s/ David C. Mancuso
May 15, 2009	By:	David C. Mancuso
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Rachel A. Foley
May 15, 2009	By:	Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)