Form 10-Q
period 2009-06-30
Lake Shore Bancorp, Inc.
filed 2009-08-14
CIK 1341318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

          Common stock ($0.01 par value) 6,189,814 shares outstanding as of July 31, 2009.

PART I

Item 1. Financial Statements
LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009	December 31, 2008

	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$7,185	$6,784
Interest bearing deposits	6,768	4,671
Federal funds sold	9,119	17,583

Cash and Cash Equivalents	23,072	29,038

Securities available for sale	118,583	112,863
Federal Home Loan Bank stock, at cost	2,737	2,890
Loans receivable, net of allowance for loan losses 2009 $1,556; 2008 $1,476	251,970	240,463
Premises and equipment, net	8,012	8,195
Accrued interest receivable	1,631	1,730
Bank owned life insurance	10,700	10,566
Other assets	1,736	2,088

Total Assets	$418,441	$407,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Interest bearing	$288,443	$267,437
Non-interest bearing	19,834	25,811

Total Deposits	308,277	293,248

Short-term borrowings	3,450	5,500
Long-term debt	44,020	46,460
Advances from borrowers for taxes and insurance	2,856	2,968
Other liabilities	5,788	5,429

Total Liabilities	364,391	353,605

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 6,194,814 outstanding at June 30, 2009 and 6,612,500 shares issued and 6,257,798 outstanding at December 31, 2008	66	66
Additional paid-in capital	27,794	27,754
Treasury stock, at cost (417,686 shares at June 30, 2009 and 354,702 at December 31, 2008)	(4,186)	(3,748)
Unearned shares held by ESOP	(2,259)	(2,302)
Unearned shares held by RRP	(1,090)	(1,190)
Retained earnings	33,064	32,520
Accumulated other comprehensive income	661	1,128

Total Stockholders’ Equity	54,050	54,228

Total Liabilities and Stockholders’ Equity	$418,441	$407,833

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

	(Unaudited) (Dollars in Thousands, except per share data)
INTEREST INCOME
Loans, including fees	$3,499	$3,214	$6,965	$6,962
Investment securities, taxable	1,198	1,185	2,399	2,321
Investment securities, tax-exempt	185	122	356	235
Other	26	85	56	129

Total Interest Income	4,908	4,606	9,776	9,647

INTEREST EXPENSE
Deposits	1,586	1,632	3,165	3,277
Short-term borrowings	11	48	35	182
Long-term debt	446	491	895	961
Other	28	30	57	60

Total Interest Expense	2,071	2,201	4,152	4,480

Net Interest Income	2,837	2,405	5,624	5,167

PROVISION FOR LOAN LOSSES	40	150	160	150

Net Interest Income after Provision for Loan Losses	2,797	2,255	5,464	5,017

NON-INTEREST INCOME
Impairment charge on investment securities	—	(1,732)	—	(1,732)
Service charges and fees	483	519	935	967
Earnings on bank owned life insurance	67	101	134	204
Gain on sale of loans	27	—	27	—
Other	23	27	49	66

Total Non-Interest Income (Loss)	600	(1,085)	1,145	(495)

NON-INTEREST EXPENSES
Salaries and employee benefits	1,342	1,192	2,727	2,540
Occupancy and equipment	342	354	715	695
Professional services	307	309	588	596
FDIC insurance	440	7	488	14
Data processing	120	141	253	277
Advertising	124	84	178	186
Postage and supplies	67	61	141	128
Other	224	184	553	384

Total Non-Interest Expenses	2,966	2,332	5,643	4,820

Income (Loss) before Income Taxes	431	(1,162)	966	(298)

INCOME TAXES	77	(236)	207	(30)

Net Income (Loss)	$354	$(926)	$759	$(268)

Basic earnings (loss) per common share	$0.06	$(0.15)	$0.13	$(0.04)

Diluted earnings (loss) per common share	$0.06	$(0.15)	$0.13	$(0.04)

Dividends declared per share	$0.05	$0.05	$0.10	$0.09

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2009 and 2008 (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total

	(Dollars in thousands, except per share data)

BALANCE – JANUARY 1, 2008	$66	$27,653	$(2,215)	$(2,388)	$(1,367)	$31,534	$182	$53,465

Comprehensive loss:
Net loss	—	—	—	—	—	(268)	—	(268)
Other comprehensive loss	—	—	—	—	—	—	(24)	(24)

TOTAL COMPREHENSIVE LOSS								(292)

ESOP shares earned (3,968 shares)	—	(5)	—	43	—	—	—	38
Stock based compensation	—	69	—	—	—	—	—	69
RRP shares earned (6,599 shares)	—	(12)	—	—	88	—	—	76
Purchase of treasury stock, at cost (55,973 shares)	—	—	(559)	—	—	—	—	(559)
Cash dividends declared ($0.09 per share)	—	—	—	—	—	(240)	—	(240)

BALANCE – JUNE 30, 2008	$66	$27,705	$(2,774)	$(2,345)	$(1,279)	$31,026	$158	$52,557

BALANCE – JANUARY 1, 2009	$66	$27,754	$(3,748)	$(2,302)	$(1,190)	$32,520	$1,128	$54,228

Cumulative effect of FSP FAS 115-2 and FAS 124-2 adoption (net of $4,000 tax effect)	—	—	—	—	—	8	(8)	—
Comprehensive income:
Net income	—	—	—	—	—	759	—	759
Other comprehensive loss	—	—	—	—	—	—	(459)	(459)

TOTAL COMPREHENSIVE INCOME								300

ESOP shares earned (3,968 shares)	—	(17)	—	43	—	—	—	26
Stock based compensation	—	74	—	—	—	—	—	74
RRP shares earned (7,504 shares)	—	(17)	—	—	100	—	—	83
Purchase of treasury stock, at cost (62,984 shares)	—	—	(438)	—	—	—	—	(438)
Cash dividends declared ($0.10 per share)	—	—	—	—	—	(223)	—	(223)

BALANCE – JUNE 30, 2009	$66	$27,794	$(4,186)	$(2,259)	$(1,090)	$33,064	$661	$54,050

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008

	(Unaudited) (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$759	$(268)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net accretion of investment securities	(139)	(58)
Amortization of deferred loan costs	223	223
Provision for loan losses	160	150
Impairment of investment securities	—	1,732
Increase in fair value of interest rate floor derivative product	—	(64)
Loss on sale of interest rate floor derivative product	135	—
Originations of loans held for sale	(6,201)	(405)
Proceeds from sales of loans	6,228	407
Gain on sale of loans	(27)	—
Depreciation and amortization	271	266
Earnings on bank owned life insurance	(134)	(204)
ESOP shares committed to be released	26	38
Stock based compensation expense	157	145
Decrease (increase) in accrued interest receivable	99	(53)
Increase in other assets	(158)	(803)
Increase in other liabilities	546	1,002

Net Cash Provided by Operating Activities	1,945	2,108

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Maturities, prepayments and calls	18,162	9,837
Purchases	(24,672)	(13,298)
Purchases of Federal Home Loan Bank Stock	(49)	(749)
Redemptions of Federal Home Loan Bank Stock	202	796
Proceeds from sale of interest rate floor derivative product	890	—
Loan origination and principal collections, net	(12,122)	(9,897)
Additions to premises and equipment	(88)	(258)
Investment in unconsolidated entity	—	(150)

Net Cash Used In Investing Activities	(17,677)	(13,719)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	15,029	29,904
Net increase (decrease) in advances from borrowers for taxes and insurance	(112)	44
Net decrease in short-term borrowings	(2,050)	(14,450)
Proceeds from issuance of long-term debt	1,000	18,900
Repayment of long-term debt	(3,440)	(5,740)
Purchase of Treasury Stock	(438)	(559)
Cash dividends paid	(223)	(240)

Net Cash Provided by Financing Activities	9,766	27,859

Net Increase (Decrease) in Cash and Cash Equivalents	(5,966)	16,248

CASH AND CASH EQUIVALENTS – BEGINNING	29,038	10,091

CASH AND CASH EQUIVALENTS – ENDING	$23,072	$26,339

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$4,178	$4,496

Income taxes paid	$431	$143

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$305	$422

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

The interim financial statements included herein as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2009.

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

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted this statement for the quarter ending June 30, 2009. The Company evaluated events occurring subsequent to June 30, 2009 through August 14, 2009, the date the financial statements are being issued, and other than as set forth in Note 12, did not identify any subsequent events requiring disclosure pursuant to the provisions of SFAS No. 165.

NOTE 2 – DERIVATIVE INSTRUMENTS

In August 2006, the Company entered into a derivative contract as part of its risk management strategy to protect against market fluctuations in interest rates. An interest rate floor was purchased for $221,000 to protect against a decline in the prime rate earned on a $10 million notional amount of home equity adjustable rate loans within our loan portfolio. The term of the interest rate floor product was 60 months. The Company followed Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to account for this transaction. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in

NOTE 2 – DERIVATIVE INSTRUMENTS (continued)

earnings when they occur, unless the derivatives qualify as a hedge. If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income. The Company did not elect to use hedge accounting for this transaction. The interest rate floor was recorded in Other Assets on the Consolidated Statements of Condition and the change in fair value was recorded in Loan Interest Income on the Consolidated Statements of Income. On January 30, 2009, the Company sold the interest rate floor. From August 2006 through January 2009, the Company had recorded cumulative earnings of $346,000 in interest income and a cumulative increase in fair market value of $669,000, resulting in additional cash flow for the Company of $1.0 million. When the product was sold on January 30, 2009 for $890,000, a pretax loss on the sale was recorded, as the fair market value of the product which was recorded in Other Assets on December 31, 2008 had declined by $135,000. The loss on sale was recorded in the Other Non-Interest Expense section on the Consolidated Statements of Income. The decision to sell the interest rate floor product was made due to management’s determination that the value of the product had reached its peak based on an evaluation of estimated prime rate changes in the future. During the three month period ended June 30, 2008, interest income received on the interest rate floor was $110,000. The decline in the fair market value of the interest rate floor was $262,000 during the same period, which was recorded as interest expense. During the six month period ended June 30, 2009 and 2008, the Company received $43,000 and $129,000, respectively, of interest income on the interest rate floor. The Company recorded an increase of $64,000 in fair market value in interest income during the six months ended June 30, 2008.

NOTE 3 – ADOPTION OF NEW ACCOUNTING STANDARDS

The Company adopted Financial Accounting Standards Board Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) effective June 30, 2009. Financial Accounting Standards Board (“FASB”) Statement 157, “Fair Value Measurements,” defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances when a transaction may not be considered orderly. FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with SFAS 157. This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. FSP FAS 157-4 provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. The primary impact of FSP FAS 157-4 on the Company was to expand required disclosures pertaining to the methods used to determine fair values. See Note 10 for further details.

The Company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) effective June 30, 2009. FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity

NOTE 3 – ADOPTION OF NEW ACCOUNTING STANDARDS (continued)

will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment (“OTTI”). This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the financial condition of the Company. See the Consolidated Statements of Changes in Stockholders’ Equity and Notes 6 and 10 for further details.

The Company adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) effective June 30, 2009. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The primary impact of FSP FAS 107-1 and APB 28-1 on the Company was to expand required disclosures pertaining to the fair values of financial instruments. See Note 10 for further details.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 166”). This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS 140”), by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is in the process of determining the effect that the adoption of SFAS 166 will have on its financial position or results of operations.

In June 2009, the FASB released SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). This statement addresses the effects on certain provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166. It addresses concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about a company’s involvement in a variable interest entity. This statement requires us to perform an analysis to determine whether any of our variable interests give us a controlling financial interest in a variable interest entity. In addition, this statement requires ongoing assessments of whether we are the primary beneficiary of a variable interest entity.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

SFAS 167 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The Company is in the process of determining the effect that the adoption of SFAS 167 will have on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.

NOTE 5 – COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and OTTI related to non-credit factors, are reported as a separate component of the stockholders’ equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income or loss.

The components of other comprehensive income and related tax effects for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(In Thousands)
Changes in net unrealized holding gains on securities available for sale	$(976)	$(2,510)	$(749)	$(1,770)
Reclassification adjustment related to impairment charge for losses included in net loss	—	1,732	—	1,732

Net Unrealized Losses	(976)	(778)	(749)	(38)

Income tax benefit	378	288	290	14

Other Comprehensive Loss	$(598)	$(490)	$(459)	$(24)

NOTE 6 – INVESTMENT SECURITIES

The amortized cost and fair value of securities are as follows:

	June 30, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$5,132	$506	$—	$5,638
Municipal bonds	21,576	372	(185)	21,763
Mortgage-backed securities:
Collateralized mortgage obligations	57,522	1,508	(215)	58,815
Government National Mortgage Association	8	1	—	9
Federal National Mortgage Association	10,957	441	—	11,398
Federal Home Loan Mortgage Corporation	11,805	475	—	12,280
Asset-backed securities	10,482	6	(1,822)	8,666
Equity securities	22	—	(8)	14

	$117,504	$3,309	$(2,230)	$118,583

	December 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$5,135	$1,386	$—	$6,521
Municipal bonds	17,192	321	(191)	17,322
Mortgage-backed securities:
Collateralized mortgage obligations	54,626	1,007	(330)	55,303
Government National Mortgage Association	23	2	—	25
Federal National Mortgage Association	8,250	411	(4)	8,657
Federal Home Loan Mortgage Corporation	14,385	463	(41)	14,807
Asset-backed securities	11,391	154	(1,333)	10,212
Equity securities	22	—	(6)	16

	$111,024	$3,744	$(1,905)	$112,863

NOTE 6 – INVESTMENT SECURITIES (continued)

Approximately 96% and 95% of the collateralized mortgage obligations were backed by federal agencies Freddie Mac, Fannie Mae, and Ginnie Mae at June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009 and December 31, 2008, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation common stock.

At June 30, 2009, thirty municipal bonds and one U.S. Treasury bond with a cost of $10,575,000 and fair value of $10,992,000 were pledged under a collateral agreement with the Federal Reserve for liquidity borrowing. At December 31, 2008, four municipal bonds and one U.S. Treasury bond with a cost of $2,515,000 and fair value of $2,950,000 were pledged under a collateral agreement with the Federal Reserve for liquidity borrowing.

The following tables sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 Months		12 Months or More		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In Thousands)
June 30, 2009:
Municipal bonds	$6,042	$(113)	$1,016	$(72)	$7,058	$(185)
Mortgage-backed securities	8,910	(68)	2,623	(147)	11,533	(215)
Asset-backed securities	—	—	8,312	(1,822)	8,312	(1,822)
Equity securities	14	(8)	—	—	14	(8)

	$14,966	$(189)	$11,951	$(2,041)	$26,917	$(2,230)

December 31, 2008:
Municipal bonds	$4,865	$(84)	$1,314	$(107)	$6,179	$(191)
Mortgage-backed securities	12,016	(256)	7,809	(119)	19,825	(375)
Asset-backed securities	1,859	(254)	6,279	(1,079)	8,138	(1,333)
Equity securities	16	(6)	—	—	16	(6)

	$18,756	$(600)	$15,402	$(1,305)	$34,158	$(1,905)

The Company reviews investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. On June 30, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2. FSP FAS 115-2 and FAS 124-2 requires companies to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption.

At June 30, 2009 the Company’s investment portfolio included 25 securities with gross unrealized losses in the less than twelve months category. These securities consisted primarily of municipal bonds and agency mortgage backed securities. The securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of their book value, which management deemed to be immaterial, and the credit ratings remained strong. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is not likely that it will be required to sell these securities.

NOTE 6 – INVESTMENT SECURITIES (continued)

The Company has 22 securities in the twelve months or more category, as of June 30, 2009, which primarily consisted of non-agency asset-backed securities. Seven of twelve non-agency asset-backed securities in this category were subject to a formal OTTI review as the unrealized losses were greater than 20% of book value for the individual security, the related credit ratings were below investment grade, and the Company’s analysis indicated a possible loss of principal. The OTTI analysis for these securities is discussed further below. The remaining 15 securities in this category primarily consist of municipal securities and agency mortgage-backed securities, and were not evaluated further for OTTI as the unrealized loss was less than 20% of book value and the credit ratings remained high. The temporary impairments are due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads since the time the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is not likely that it will be required to sell these securities.

The Company determines whether the unrealized losses are other than temporary in accordance with Emerging Issues Task Force (“EITF”) No. 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Asset, as amended by FSP EITF 99-20-1 (“EITF 99-20-1”), when applicable, FSP FAS 115-1 and FAS 124-1 “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,”(“FSP FAS 115-1 and FAS 124-1”), and FSP FAS 115-2 and FAS 124-2. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which fair value has been less than cost, and near-term prospects of the issuer. The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the provisions in the applicable bond indenture and other factors, then applies a discounting rate equal to the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the credit loss is recognized in other comprehensive income.

Four non-agency asset backed securities, on which an impairment loss was recorded during 2008 as described below were reviewed as of June 30, 2009 under the guidance of EITF 99-20, as amended by EITF 99-20-1. The Company believes the unrealized losses are due to the current economic environment, rising unemployment rates, a continued decline in housing values in many areas of the country, and increased delinquency trends. It is expected that principal losses will be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value did not reflect the need to record additional impairment charges against earnings, as the amount of impairment charges already taken appear to be sufficient. Management also concluded that it does not intend to sell the securities, and that it is not likely it will be required to sell the securities.

Management reviewed three non-agency asset backed securities, on which an impairment charge has not been taken, under the guidance of FSP FAS 115-2 and FSP FAS 124-2. These securities have exhibited significant unrealized losses for a sustained period of time and are determined to be trading in an inactive market. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-values and credit support levels. Although delinquency trends have increased and prepayment speeds have slowed down, the cumulative default rates on these securities have remained low. Furthermore, management’s calculation of the estimated discounted cash flows did not show principal losses, under various prepayment speeds and

NOTE 6 – INVESTMENT SECURITIES (continued)

default rates, for the tranches represented by the security holdings for these securities. As a result of its assessment, management concluded that principal losses were not expected on these three securities. It further concluded that the unrealized losses reflected a lack of liquidity for these securities due to the inactive market. As a result of the stress tests that were performed, management concluded that an other-than-temporary impairment did not exist as of June 30, 2009. Management also concluded that it does not intend to sell the securities, and that it is not likely it will be required to sell the securities.

The difference between the amortized book value and the fair value represents unrealized losses of $679,000 ($1.1 million pre-tax), as calculated under the calculated income approach, were recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Stockholders’ Equity.

During 2008, the Company recorded OTTI charges of $1.9 million ($1.7 million after taxes) related to certain debt securities in the available for sale portfolio. The decision to classify these securities as other than temporarily impaired was based on a specific analysis of the structure of each security and an evaluation of the underlying collateral, the creditworthiness, capital adequacy and near term prospects of issuers, the level of credit subordination, estimates of loss severity, prepayments and future delinquencies, using information and industry knowledge available to the Company. At June 30, 2009, the difference between the amortized book value and the fair value represents unrealized losses of $254,000 ($414,000 pre-tax) on these securities, as calculated under the calculated income approach, were recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Stockholders’ Equity.

The 2008 OTTI charge of $1.9 million was taken on four asset-backed securities that were privately issued (i.e., issued by corporations versus government agencies). At the time of purchase, the securities were all rated AAA. Three of the securities were collateralized by second lien home equity loans to prime borrowers. Since, the collateral was on a second lien position these securities were “wrapped” by an insurance guarantee. However, the insurance company also guaranteed other investment securities, and due to its exposure to the sub-prime housing market and inability to raise capital, in 2008, the major rating agencies downgraded the credit rating of the insurance company. This, in turn, caused the rating agencies to downgrade some of these securities. The fourth security was backed by first-lien residential mortgages to sub-prime borrowers. In the current economic environment, the fair market value of these types of securities declined significantly. Furthermore, the delinquency, foreclosure and cumulative default rate trends had increased and the securities were trading in “inactive” markets. As a result of management’s analysis, it was determined that these four asset-backed securities had incurred other than temporary impairment.

Upon adoption of FSP FAS 115-2 and FAS 124-2 on June 30, 2009, the Company determined that $12,000 of the other-than-temporary impairment charges recorded in 2008 was related to non-credit factors. As such, an $8,000 (net of $4,000 of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income was recorded as the cumulative effect impact of adopting FSP FAS 115-2 and FAS 124-2.

NOTE 6 – INVESTMENT SECURITIES (continued)

The following table presents a summary of the credit related OTTI charges recognized as components of earnings:

For the Three and Six Months Ended June 30, 2009

Beginning balance, January 1, 2009 and April 1, 2009 (1)	$1,934,000
Adjustments: Cumulative effect of accounting change upon adoption of FSP FAS 115-2 and FAS 124-2	(12,000)
Additions: Credit related OTTI recorded in current period	—

Ending Balance, June 30, 2009	$1,922,000

(1) Amount represents the other-than-temporary impairment charges recorded in earnings during the year ended December 31, 2008 on four non-agency asset-backed securities.

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of investment securities are as follows:

	Amortized Cost	Fair Value

	(In Thousands)

June 30, 2009:

Within one year	$—	$—
After one year through five years	1,493	1,564
After five years through ten years	7,489	7,697
After ten years	17,726	18,140
Mortgage-backed securities	80,292	82,502
Asset-backed securities	10,482	8,666
Equity securities	22	14

	$117,504	$118,583

During the six month period ended June 30, 2009 and the year ended December 31, 2008, the Company did not sell any securities available for sale.

NOTE 7 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated for the three and six month periods ending June 30, 2009 and 2008, respectively. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and unvested shares of restricted stock. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents

NOTE 7 – EARNINGS (LOSS) PER SHARE (continued)

that would arise from the exercise of dilutive securities. Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

Basic and diluted earnings (loss) per share was calculated as follows:

	Three Months ending June 30, 2009	Three Months ending June 30, 2008

Numerator – net income (loss)	$354,000	$(926,000)
Denominators:
Basic weighted average shares outstanding	5,904,188	6,070,730
Increase in weighted average shares outstanding due to: (1)
Stock options	—	—
Unvested restricted stock awards	—	—

Diluted weighted average shares outstanding	5,904,188	6,070,730

Earnings (loss) per share:
Basic	$0.06	$(0.15)
Diluted	$0.06	$(0.15)

	Six Months ending June 30, 2009	Six Months ending June 30, 2008

Numerator – net income (loss)	$759,000	$(268,000)
Denominators:
Basic weighted average shares outstanding	5,914,850	6,080,724
Increase in weighted average shares outstanding due to: (1)
Stock options	—	—
Unvested restricted stock awards	—	—

Diluted weighted average shares outstanding	5,914,850	6,080,724

Earnings (loss) per share:
Basic	$0.13	$(0.04)
Diluted	$0.13	$(0.04)

(1) Stock options to purchase 238,258 shares under the Company’s 2006 Stock Option Plan (the “Stock Option Plan”) at $11.22 per share and restricted unvested shares of 84,978 under the Company’s 2006 Recognition and Retention Plan (the “RRP”) were outstanding during the six month period ended June 30, 2009, but were not included in the calculation of diluted earnings (loss) per share because to do so would have been anti-dilutive. Stock options to purchase 219,289 shares under the Stock Option Plan at $11.50 per share and restricted unvested shares of 95,761 under the RRP were outstanding during the six month period ended June 30, 2008, but were not included in the calculation of diluted earnings (loss) per share because to do so would have been anti-dilutive.

NOTE 8 - COMMITMENTS TO EXTEND CREDIT

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

The following commitments to extend credit were outstanding:

	Contract Amount

	June 30, 2009	December 31, 2008

	(Dollars in thousands)

Commitments to grant loans	$6,891	$6,445
Unfunded commitments under lines of credit	$25,117	$24,917

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At June 30, 2009 and December 31, 2008, the Company’s fixed rate loan commitments totaled $5.8 million and $3.2 million, respectively. The range of interest rates on these fixed rate commitments was 4.50% to 7.75% at June 30, 2009.

NOTE 9 – STOCK-BASED COMPENSATION

As of June 30, 2009, the Company had three stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with SFAS 123R, “Share Based Payment.” The compensation cost that has been recorded under salary and benefits expense in the other non-interest expense section of the consolidated statements of income for these plans was $94,000 for the three months ending June 30, 2009 and $87,000 for the three months ended June 30, 2008. The compensation cost that has been recorded for the six month periods ended June 30, 2009 and 2008 was $183,000.

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

NOTE 9 – STOCK-BASED COMPENSATION (continued)

The fair value of the January 13, 2009 stock option grants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 3.18%; expected volatility of 35.54%; risk-free interest rate of 2.296%; and expected life of 10 years.

A summary of the status of the Stock Option Plan as of June 30, 2009 and 2008 is presented below:

	June 30, 2009			June 30, 2008

	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life

Outstanding at beginning of year	219,289	$11.50		241,546	$11.50
Granted	18,969	8.01		—	—
Forfeited	—	—		22,257	11.50

Outstanding at end of quarter	238,258	$11.22		219,289	$11.50

Options exercisable at end of quarter	91,065	$11.50	7 years	48,319	$11.50	8 years

Fair value of options granted	$3.19

At June 30, 2009, stock options outstanding did not have an intrinsic value (as the stock price on that date was below the exercise price) and 59,304 options remained unawarded under the Stock Option Plan. Compensation expense associated with the outstanding stock options amounted to $38,000 for the three months ended June 30, 2009 and $33,000 for the three months ended June 30, 2008. Compensation expense amounted to $74,000 for the six months ended June 30, 2009 and $69,000 for the six months ended June 30, 2008. At June 30, 2009, $390,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 32 to 54 months.

Recognition and Retention Plan

The Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock. On November 15, 2006, the Board of Directors granted Awards for an aggregate of 83,305 shares under the RRP to members of management and non-employee directors. Awards vest at a rate of 20% per year with the first vesting period ending December 31, 2007. The fair value of the Awards on the grant date was $11.50 per share. On January 13, 2009, the Board of Directors granted Awards for an additional 9,996 shares of common stock to members of management and non–employee directors. Awards vest at a rate of 20% per year with the first vesting period ending January 13, 2010. The fair value of Awards on the grant date was $8.01 per share. As of June 30, 2009, there were 26,543 shares vested or distributed to eligible participants under the RRP. Compensation expense amounted to $42,000 for the three months ended June 30, 2009 and $35,000 for the three months ended June 30, 2008. Compensation expense amounted to $83,000 for the six months ended June 30, 2009 and $76,000 for the six months ended June 30, 2008. At June 30, 2009, $455,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 32 to 54 months.

NOTE 9 – STOCK-BASED COMPENSATION (continued)

Employee Stock Ownership Plan

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of June 30, 2009, the balance of the loan to the ESOP was $2.3 million and the fair value of unallocated shares was $1.5 million. As of June 30, 2009, there were 27,773 allocated shares and 210,277 unallocated shares compared to 15,870 allocated shares and 222,180 unallocated shares at June 30, 2008. The ESOP compensation expense was $14,000 for the three months ending June 30, 2009 and $19,000 for the three months ending June 30, 2008 based on 1,984 shares earned for each of those three month periods. The ESOP compensation expense was $26,000 and $38,000 for the six months ended June 30, 2009 and 2008, respectively, based on 3,968 shares earned during each period.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2009 and December 31, 2008 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3: Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

	(In thousands)
Measured at fair value on a recurring basis:
Securities available for sale	$118,583	$5,638	$107,428	$5,517

Measured at fair value on a non-recurring basis:
Impaired loans	1,992	—	—	1,992
Foreclosed real estate	133	—	—	133

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

	(In thousands)
Measured at fair value on a recurring basis:
Securities available for sale	$112,863	$6,521	$101,666	$4,676
Interest rate floor	1,025	—	1,025	—

Measured at fair value on a non-recurring basis:
Impaired loans	2,151	—	—	2,151

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009:

(In thousands)

Balance at January 1, 2009	$4,676
Total gains (losses) – realized/unrealized:
Included in earnings	—
Included in other comprehensive income (loss)	(651)
Purchases, issuances and settlements	—
Principal Paydowns	(39)

Transfers to Level 3	1,531

Balance at June 30, 2009	$5,517

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Both observable and unobservable inputs may be used to determine the fair value of positions the Company has classified within the Level 3 category. As a result, any unrealized gains and losses for assets within the Level 3 category may include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs. Three non-agency asset-backed securities were transferred to Level 3 during the six months ended June 30, 2009 as a result of the continued deterioration in the market place since December 31, 2008 and the difficulty in obtaining current pricing for these securities as they were trading in an inactive market.

Fair value on impaired loans is based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions.

As of June 30, 2009, impaired loans had a gross carrying amount of $2,690,000 with a valuation allowance of $698,000, resulting in additional provision for loan losses of $128,000 for the three and six months ended June 30, 2009. As of December 31, 2008, impaired loans had a gross carrying amount of $2,748,000, with a valuation allowance of $597,000, resulting in additional provision for loan losses of $576,000 for the year ended December 31, 2008.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value based on recent appraisals less estimated selling costs.

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(In Thousands)

Financial assets:
Cash and cash equivalents	$23,072	$23,072	$29,038	$29,038
Securities available for sale	118,583	118,583	112,863	112,863
Federal Home Loan Bank stock	2,737	2,737	2,890	2,890
Loans receivable	251,970	247,083	240,463	236,506
Interest rate floor	—	—	1,025	1,025
Accrued interest receivable	1,631	1,631	1,730	1,730

Financial liabilities:
Deposits	308,277	310,653	293,248	299,189
Short-term borrowings	3,450	3,450	5,500	5,500
Long-term debt	44,020	45,423	46,460	49,521
Accrued interest payable	162	162	188	188

Off-balance-sheet financial instruments	—	—	—	—

The following valuation techniques were used to measure fair value of assets in the tables above:

Cash and cash equivalents (carried at cost)

The carrying amount approximates the fair value because the instruments mature in 90 days or less.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Securities available for sale (carried at fair value)

Fair value on available for sale securities is based upon a market approach. Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers. Due to the severe disruption in the credit markets during 2008 and 2009, trading activity in privately issued asset-backed securities was very limited. The markets for such securities were generally characterized by a sharp reduction to total cessation of non-agency asset-backed securities issuances, a significant reduction in trading volumes and extremely wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued asset-backed securities portfolio. Three non-agency asset-backed securities were transferred to Level 3 during the six months ended June 30, 2009 as a result of the continued deterioration in the market place since December 31, 2008 and the difficulty in obtaining current pricing for these securities. In addition to obtaining estimated prices from independent parties, the Company also performed internal modeling to estimate the fair value of privately issued asset-backed securities transferred from Level 2 to Level 3 valuations during the year ended December 31, 2008 and the six month period ended June 30, 2009 using a methodology similar to that described in FASB Staff Position FAS 157-3. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions of loan level cash flows, including estimates about the timing and amount of credit losses and prepayments. The Company used an implied discount rate of 12%-15% to determine their Level 3 fair value. In valuing investment securities at December 31, 2008 and June 30, 2009, the Company considered the results of its modeling and the values provided by the independent parties, but relied predominantly on the latter.

Federal Home Loan Bank stock (carried at cost)

The carrying amount of Federal Home Loan Bank stock approximates fair value.

Loans Receivable (carried at cost)

The fair value of fixed-rate and variable rate performing loans is calculated by discounting scheduled cash flows through the estimated maturity using the current market origination rates. The estimate of maturity is based on the Company’s contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions. Fair value for significant nonperforming loans is based on carrying value which does not exceed recent external appraisals of any underlying collateral.

Interest rate floor (carried at fair value)

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

Accrued Interest Receivable and Payable (carried at cost)

The carrying amount of accrued interest receivable and payable approximates fair value.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Deposits (carried at cost)

The fair value of deposits with no stated maturity, such as savings, money market and checking is the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows at current rates of interest for similar deposits using market rates currently offered for deposits of similar remaining maturities.

Borrowings (carried at cost)

The fair value of long-term debt was calculated by discounting scheduled cash flows at current market rates of interest for similar borrowings through maturity of each instrument. The carrying amount of short term borrowings approximates fair value of such liability.

Off-Balance Sheet Financial Instruments (disclosed at cost)

Fair values of the Company’s off-balance sheet financial instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

NOTE 11 – TREASURY STOCK

During the quarter and six months ended June 30, 2009, the Company repurchased 15,934 and 62,984 shares of common stock at an average cost of $7.09 and $6.90, respectively, per share. 60,534 of these shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 2,450 shares were repurchased from the trustee of the Company’s RRP, when an awardee sold vested shares to pay income taxes. As of June 30, 2009, there were 106,264 shares remaining to be repurchased under the existing stock repurchase program.

NOTE 12 – SUBSEQUENT EVENTS

On July 22, 2009, the Board of Directors declared a quarterly dividend of $0.05 per share on the Company’s common stock, payable on August 14, 2009 to shareholders of record as of July 31, 2009. Lake Shore, MHC, which owns 58.7% of the Company’s outstanding common stock elected to waive its right to receive cash dividends of approximately $182,000 for the three month period ended June 30, 2009 and $364,000 for the six month period ended June 30, 2009. Cumulatively, Lake Shore, MHC has waived approximately $1,636,000 of cash dividends as of June 30, 2009. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2009 compared to the financial condition as of December 31, 2008 and the consolidated results of operations for the three and six months ended June 30, 2009 and 2008.

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

Branching. In 2003, we opened new branch offices in Orchard Park and East Amherst, New York. These new offices have generated deposits of $35.8 million and $27.5 million as of June 30, 2009, respectively. We also opened a branch office in Hamburg, New York in December 2005 which has generated deposits of $17.3 million as of June 30, 2009. On December 1, 2008, we opened our newest branch office in Kenmore, New York. This office generated deposits of $21.7 million as of June 30, 2009. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield, in Chautauqua County, New York and in East Amherst, Hamburg, Orchard Park and Kenmore in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending. Historically, our lending portfolio has been composed predominantly of residential mortgage loans. At June 30, 2009 and December 31, 2008, we held $182.1 million and $175.8 million of residential mortgage loans, respectively, which constituted 72.5% and 73.3% of our total loan portfolio, at such respective dates. We also originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At June 30, 2009 and December 31, 2008, our commercial real estate loan portfolio consisted of loans totaling $25.7 million and $19.5 million respectively, or 10.2% and 8.1%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At June 30, 2009 and December 31, 2008, our commercial loan portfolio consisted of loans totaling $10.3 million and $7.4 million, respectively, or 4.1% and 3.1%, respectively, of total loans. Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans. We will sell loans when appropriate and will retain servicing rights to those loans. We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent. Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. At June 30, 2009 and December 31, 2008, our investment securities totaled $121.3 million and $115.8 million, respectively.

Management of Interest Rate Risk

Treasury Yield Curve. As with all community banks, we face a challenge in monitoring our interest rate risk. Banks generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped. During 2007 and 2008, the Federal Reserve cut the federal funds rate 10 times and as of June 30, 2009 the federal funds rate was 0.22%. During 2008, and continuing in 2009, there was unprecedented volatility in the markets including the failure of large investment banks, the conservatorship of Fannie Mae, or “FNMA,” and Freddie Mac, or “FHLMC,” a global liquidity crisis, continuing housing market declines and an ongoing credit crisis with financial institutions. There have been coordinated global initiatives and significant injections of capital and liquidity into the capital markets and financial institutions in response to these events. Between June 2008 and June 2009, yields in all Treasury maturities have shifted lower. However, since December 2008, the yield curve has been rising for most maturities. For example, the yield on the 10 year Treasury note declined from 3.99% as of June 30, 2008 to 3.53% as of June 30, 2009. At December 2008, the ten year treasury was yielding 2.05%. Once the Federal Reserve committed to purchasing agency mortgage-backed securities, the yield spread for mortgage loans tightened in relation to Treasury bonds. For example, on June 30, 2008, we offered a 30 year fixed rate mortgage at 5.875%. On June 30, 2009, the rate we offered on this loan type was 5.50%, a decline of 37.5 basis points. Given the changes to the treasury yield curve and spread relationships, our net interest margin could decline if interest rates on loans remain low or decline further.

Interest Rate Risk. The current interest rate environment is difficult for community banks. Residential mortgage rates have declined in part due to the Federal Reserve purchasing mortgage backed securities. The lower rates on residential mortgage products causes higher rate loans in the portfolio to prepay (or re-finance) and new loan originations to be recorded at low rates. At the same time, interest rates on long term funding has not declined commensurately with mortgage rates, resulting in a narrower interest rate spread. To address these challenges, we have implemented a number of strategies including refinance mitigation and loan sales. We sold $6.2 million of low rate residential mortgage loans during the six month period ended June 30, 2009. In addition, we continue to monitor market rates for funding options. Prior to 2008, we had purchased an interest rate floor product to help offset lower interest income received on floating rate loans. During 2008 and January 2009, our interest income was enhanced by payments on the floor. Through January 2009, $348,000 of interest income was received. At that time management decided to sell the floor based on the current value and prospects for future rate declines. Refer to Note 2 of the Notes to Consolidated Financial Statements for more information.

We employ a third party financial advisor to assist us in managing our investment portfolio and developing balance sheet strategies. At June 30, 2009 and December 31, 2008, we had $118.6 and $112.9 million, respectively, invested in securities available for sale, the majority of which are mortgage-backed, collateralized mortgage obligations and municipal securities. We do not own any collateralized debt obligations (or CDOs).

Other than Temporary Impairment

During 2008, we wrote down four non-agency asset-backed securities in our investment portfolio due to the continued disruption of the securities and housing markets. The write-down resulted in a pre-tax loss of $1.9 million ($1.2 million, net of tax), which was recorded in “Other Non-interest Income” in the consolidated statements of operations. The securities were rated “AAA” by the major rating agencies when purchased. Three of the securities are collateralized by second lien home equity loans to prime borrowers. These securities were “wrapped” by an insurance guarantee issued by Financial Guaranty Insurance Co. (“FGIC”). As a result of FGIC’s exposure to troubled assets and the inability to raise additional capital, the major rating agencies downgraded FGIC. As a result of FGIC’s downgrade, the major rating agencies downgraded the ratings on these securities. The fourth security is backed by first lien residential mortgages to sub-prime borrowers. The majority of the mortgages underlying this security are adjustable rate loans. As of June 30, 2009 the security was rated AAA/Caa3 by S&P and Moody’s, respectively. The fair market value for all these securities have experienced significant declines. The price declines, accounting rules and associated SEC guidance contributed to management’s determination that the impairment on these securities was “other-than-temporary” during 2008. It should be noted that all of these securities continue to make payments in accordance with their terms as of June 30, 2009. No additional impairments in these securities were taken in the three or six months ended June 30, 2009. Management continues to monitor these securities. Refer to Note 3 and Note 6 of the Notes to Consolidated Financial Statements for more information on OTTI.

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

In management’s opinion, the accounting policy relating to valuation of investments is a critical accounting policy. The fair values of our investments are determined using public quotations, third party dealer quotes, pricing models, or discounted cash flows. Thus, the determination may require significant judgment or estimation, particularly when liquid markets do not exist for the item being valued. The use of different assumptions for these valuations could produce significantly different results which may have material positive or negative effects on results of operations. Refer to Notes 3, 5 and 10 of the Notes to Consolidated Financial Statements for more information on fair value.

Management also considers the accounting policy relating to the impairment of investments to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the results of operations. The credit portion of a decline in the fair value of investments below cost deemed to be other than temporary may be charged to earnings resulting in the establishment of a new cost basis for an asset. Management continually reviews the current value of its investments for evidence of OTTI. Refer to Note 3 and Note 6 of the Notes to Consolidated Financial Statements for more information on OTTI.

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

Analysis of Net Interest Income

Net interest income represents the difference between the interest we earn on our interest-earning assets, such as mortgage loans and investment securities, and the expense we pay on interest-bearing liabilities, such as time deposits and borrowings. Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on them.

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

	At June 30, 2009		For the Three Months ended June 30, 2009			For the Three Months ended June 30, 2008

	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

	(Dollars in thousands)

Interest-earning assets:
Interest-bearing deposits & Federal funds sold	$15,887	0.70%	$23,599	$26	0.44%	$15,189	$85	2.24%

Securities	121,320	4.54%	116,159	1,383	4.76%	110,404	1,307	4.74%

Loans	251,970	5.53%	248,356	3,499	5.64%	224,526	3,214	5.73%

Total interest-earning assets	389,177	5.02%	388,114	4,908	5.06%	350,119	4,606	5.26%

Other assets	29,264		28,241			26,340

Total assets	$418,441		$416,355			$376,459

Interest-bearing liabilities:
Demand and NOW accounts	$37,773	0.19%	$37,311	$17	0.18%	$36,884	$36	0.39%

Money market accounts	26,925	0.69%	26,274	47	0.72%	23,920	56	0.94%

Savings accounts	30,333	0.29%	29,930	20	0.27%	28,864	43	0.60%

Time deposits	193,412	3.09%	190,865	1,502	3.15%	150,348	1,497	3.98%

Borrowed funds	47,470	3.92%	49,143	457	3.72%	55,920	539	3.86%
Other interest-bearing liabilities	1,339	8.51%	1,343	28	8.34%	1,374	30	8.73%

Total interest-bearing liabilities	337,252	2.46%	334,866	2,071	2.47%	297,310	2,201	2.96%

Other non-interest bearing liabilities	27,139		26,723			25,307

Stockholders’ equity	54,050		54,766			53,842

Total liabilities and stockholders’ equity	$418,441		$416,355			$376,459

Net interest income				$2,837			$2,405

Interest rate spread					2.59%			2.30%

Net interest margin					2.92%			2.75%

	At June 30, 2009		For the Six Months ended June 30, 2009			For the Six Months ended June 30, 2008

	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

	(Dollars in thousands)

Interest-earning assets:
Interest-bearing deposits & Federal funds sold	$15,887	0.70%	$19,594	$56	0.57%	$10,355	$129	2.49%

Securities	121,320	4.54%	117,399	2,755	4.69%	109,423	2,556	4.67%

Loans	251,970	5.53%	244,948	6,965	5.69%	222,171	6,962	6.27%

Total interest-earning assets	389,177	5.02%	381,941	9,776	5.12%	341,949	9,647	5.64%

Other assets	29,264		28,120			26,125

Total assets	$418,441		$410,061			$368,074

Interest-bearing liabilities:
Demand and NOW accounts	$37,773	0.19%	$36,481	$35	0.19%	$35,919	$84	0.47%

Money market accounts	26,925	0.69%	25,836	93	0.72%	23,509	123	1.05%

Savings accounts	30,333	0.29%	29,127	44	0.30%	27,155	75	0.55%

Time deposits	193,412	3.09%	186,166	2,993	3.22%	144,444	2,995	4.15%

Borrowed funds	47,470	3.92%	50,236	930	3.70%	57,246	1,143	3.99%
Other interest-bearing liabilities	1,339	8.51%	1,347	57	8.46%	1,377	60	8.71%

Total interest-bearing liabilities	337,252	2.46%	329,193	4,152	2.52%	289,650	4,480	3.09%

Other non-interest bearing liabilities	27,139		26,391			24,423

Stockholders’ equity	54,050		54,477			54,001

Total liabilities and stockholders’ equity	$418,441		$410,061			$368,074

Net interest income				$5,624			$5,167

Interest rate spread					2.60%			2.55%

Net interest margin					2.94%			3.02%

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

	Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

	Rate	Volume	Net Change

	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits and Federal funds sold	$(91)	$32	$(59)
Securities	7	69	76
Loans, including fees	(51)	336	285

Total interest-earning assets	(135)	437	302

Interest-bearing liabilities:
Demand and NOW accounts	(19)	—	(19)
Money market accounts	(14)	5	(9)
Savings accounts	(25)	2	(23)
Time deposits	(351)	356	5

Total deposits	(409)	363	(46)
Borrowed funds and other	(20)	(64)	(84)

Total interest-bearing liabilities	(429)	299	(130)

Net change in interest income	$294	$138	$432

	Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

	Rate	Volume	Net Change

	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits and Federal funds sold	$(141)	$68	$(73)
Securities	12	187	199
Loans, including fees	(676)	679	3

Total interest-earning assets	(805)	934	129

Interest-bearing liabilities:
Demand and NOW accounts	(50)	1	(49)
Money market accounts	(41)	11	(30)
Savings accounts	(36)	5	(31)
Time deposits	(758)	756	(2)

Total deposits	(885)	773	(112)
Borrowed funds and other	(81)	(135)	(216)

Total interest-bearing liabilities	(966)	638	(328)

Net change in interest income	$161	$296	$457

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

However, beginning September 2007, interest rates began to decrease. In a decreasing interest rate environment, our earnings may increase if long-term interest-earning assets do not reprice and interest rates on short-term deposits begin to decrease. In the current rate environment rates on loan products have significantly declined resulting in these assets repricing. Rates on deposit products have also dropped, more than the decline on loan product rates, which has resulted in a widening of our interest rate spread. However, if rates on deposit products remain static and rates on loans continue to fall, our earnings may be negatively impacted.

For the three months ended June 30, 2009, the average yields on our loan portfolio and investment portfolios were 5.64% and 4.76%, respectively, in comparison to 5.73% and 4.74%, respectively, for the three months ended June 30, 2008. Overall, the average yield on our interest earning assets decreased by 0.20% for the three months ended June 30, 2009 in comparison to the three months ended June 30, 2008. For the three months ended June 30, 2009, the average rate that we were paying on deposit products decreased by 0.49% in comparison to the same period in the prior year. Furthermore, the interest paid on our borrowings decreased from 3.86% to 3.72%. Our interest rate spread for the three months ended June 30, 2009 was 2.59%, which constitutes a 0.29% increase in comparison to the three months ended June 30, 2008. Our net interest margin was 2.92% and 2.75% for the three months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009, the average yields on our loan portfolio and investment portfolios were 5.69% and 4.69%, respectively, in comparison to 6.27% and 4.67%, respectively, for the six months ended June 30, 2008. Loan interest income was negatively impacted by the Company’s sale of its interest rate floor derivative product during January 2009. During the six month period ended June 30, 2009, the Company recorded $43,000 of loan interest income on the interest rate floor product, a decrease of $150,000, or 77.7%, compared to $193,000 for the six month period ended June 30, 2008. Overall, the average yield on our interest earning assets decreased by 0.52% for the six months ended June 30, 2009 in comparison to the six months ended June 30, 2008. For the six months ended June 30, 2009, the average rate that we were paying on deposit products decreased by 0.56% in comparison to the same period in the prior year. Furthermore, the interest paid on our borrowings decreased from 3.99% to 3.70%. Our interest rate spread for the six months ended June 30, 2009 was 2.60%, which constitutes a 0.05% increase in comparison to the six months ended June 30, 2008. Our net interest margin was 2.94% and 3.02% for the six months ended June 30, 2009 and 2008, respectively.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets at June 30, 2009 were $418.4 million, an increase of $10.6 million from $407.8 million at December 31, 2008. The increase in total assets is primarily attributable to an increase of $11.5 million in loans receivable, net and an increase of $5.7 million in available for sale securities, partially offset by a decrease of $6.0 million in cash and cash equivalents.

Cash and cash equivalents decreased by $6.0 million from $29.0 million as of December 31, 2008 to $23.1 million as of June 30, 2009. The decrease is attributable to an $8.5 million decrease in federal funds sold primarily due to utilization of funds for loan originations and investment security purchases.

Securities available for sale increased by $5.7 million to $118.6 million at June 30, 2009 from $112.9 million at December 31, 2008. The increase is attributable to purchases of new securities during the six month period ended June 30, 2009 of $24.7 million, partially offset by $18.2 million of paydowns during the same period.

Loans receivable, net increased by $11.5 million to $252.0 million at June 30, 2009 from $240.5 million at December 31, 2008. The table below shows the changes in loan volume by loan type between December 31, 2008 and June 30, 2009:

		December 31, 2008	Change
	June 30, 2009		$	%

	(Dollars in thousands)
Real Estate Loans:
Residential, 1-4 Family	$182,080	$175,808	$6,272	3.6%
Home Equity	29,008	28,143	865	3.1%
Commercial	25,748	19,513	6,235	32.0%
Construction	1,735	6,479	(4,744)	(73.2)%

Total Real Estate Loans	238,571	229,943	8,628	3.8%

Commercial Loans	10,274	7,403	2,871	38.8%
Consumer Loans	2,443	2,350	93	4.0%

Total Gross Loans	251,288	239,696	11,592	4.8%
Allowance for Loan Losses	(1,556)	(1,476)	(80)	5.4%
Net deferred loan costs	2,238	2,243	(5)	(0.2)%

Loans receivable, net	$251,970	$240,463	$11,507	4.8%

The increase in residential loans is attributable to lower rates being offered on residential mortgage loans during the first six months of 2009. Mortgage loans represented 72.5% of the loan portfolio at June 30, 2009. We do not carry any “sub-prime” loans in our mortgage portfolio. The increase in commercial loans is attributable to completion of construction on non-residential properties and our efforts to increase loan originations in this category, especially in the Erie County market area. Commercial real estate loans and other commercial loans represented 10.2% and 4.1%, respectively, of the total loan portfolio at June 30, 2009.

The table below shows changes in deposit volumes by type of deposit between December 31, 2008 and June 30, 2009:

		December 31, 2008	Change
	June 30, 2009		$	%

	(Dollars in thousands)
Demand Deposits:
Non-interest bearing	$19,834	$25,811	$(5,977)	(23.2)%
Interest bearing	37,773	35,303	2,470	7.0%
Money market	26,925	25,157	1,768	7.0%
Savings	30,333	27,290	3,043	11.2%
Time deposits	193,412	179,687	13,725	7.6%

Total Deposits	$308,277	$293,248	$15,029	5.1%

The decrease in non-interest bearing deposits is due to a large commercial customer deposit that was temporarily held at Lake Shore Savings in December 2008. The growth in deposits is primarily attributable to our newest branch office in Kenmore, New York, which generated $10.1 million in new deposits during the first six months of 2009. The growth in deposits is also attributed to our ability to offer or match competitive rates in our market area.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, decreased by $4.5 million from $52.0 million at December 31, 2008 to $47.5 million at June 30, 2009. Short-term borrowings decreased $2.1 million from $5.5 million at December 31, 2008 to $3.5 million at June 30, 2009. Long-term debt decreased $2.4 million from $46.5 million at December 31, 2008 to $44.0 million at June 30, 2009. The decline in borrowings is due to the repayment of debt and the available use of deposits and cash to fund loan originations and investment purchases.

Total equity was $54.0 million at June 30, 2009 compared to $54.2 million at December 31, 2008. The decrease in equity was the result of treasury stock purchases, dividend payments and a decrease in other comprehensive income partially offset by net income in the first six months of 2009.

Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008

General. Net income was $354,000 for the three months ended June 30, 2009, or $0.06 per diluted share, compared to a net loss of $926,000, or $0.15 loss per diluted share for the three months ended June 30, 2008. The Company’s results for the quarters ended June 30, 2009 and 2008 included a special FDIC assessment to rebuild the Deposit Investment Fund of $185,000 ($130,000 net of tax) in the 2009 period and a non-cash, pre-tax, impairment charge of $1.7 million ($1.3 million net of tax) related to write-downs of the Company’s investments in four non-agency asset-backed securities in the 2008 period. Excluding these items, net income for the quarters ended June 30, 2009 and June 30, 2008 would have been $484,000, or $0.08 per diluted share, and $384,000, or $0.06 per diluted share, respectively.

Net Interest Income. Net interest income increased $432,000, or 18.0%, to $2.8 million for the quarter ended June 30, 2009 from $2.4 million for the same period last year. Interest income increased by $302,000 and interest expense decreased by $130,000 for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. Net interest spread and net interest margin were 2.59% and 2.92%, respectively, for the quarter ended June 30, 2009 compared to 2.30% and 2.75%, respectively, for the quarter ended June 30, 2008.

Interest Income. Interest income increased by $302,000, or 6.6%, from $4.6 million for the quarter ended June 30, 2008 to $4.9 million for the quarter ended June 30, 2009. Loan interest income increased by $285,000, or 8.9%, from $3.2 million for the quarter ended June 30, 2008 to $3.5 million for the quarter ended June 30, 2009. Loan interest income was positively impacted by a $23.8 million, or 10.6%, increase in the average balance of loans receivable, net from $224.5 million as of June 30, 2008 to $248.4 million as of June 30, 2009. The average yield on our loan portfolio was 5.64% and 5.73% for the quarters ended June 30, 2009 and 2008, respectively. Investment interest income increased $76,000, or 5.8%, from $1.3 million for the quarter ended June 30, 2008 to $1.4 million for the quarter ended June 30, 2009. The investment portfolio had an average balance of $116.2 million and an average yield of 4.76% for the quarter ended June 30, 2009 compared to an average balance of $110.4 million and an average yield of 4.74% for the quarter ended June 30, 2008. Other interest income decreased $59,000, or 69.4%, from $85,000 for the quarter ended June 30, 2008 to $26,000 for the quarter ended June 30, 2009. This decrease is primarily due to a decrease in the average yield from 2.24% for the quarter ended June 30, 2008 to 0.44% for the quarter ended June 30, 2009 on federal funds and other interest bearing deposits.

Interest Expense. Interest expense decreased by $130,000, or 5.9%, from $2.2 million for the quarter ended June 30, 2008 to $2.1 million for the quarter ended June 30, 2009. The interest paid on deposits decreased by $46,000, or 2.8%, for the quarter ended June 30, 2009 compared to the same quarter in 2008. This decrease was due to a decrease in the average rate paid on interest bearing deposits from 2.72% for the quarter ended June 30, 2008 to 2.23% for the quarter ended June 30, 2009, which was offset by an increase in average interest bearing deposits of $44.4 million from $240.0 million at June 30,

2008 to $284.4 at June 30, 2009. The interest expense related to advances from the Federal Home Loan Bank of New York decreased by $82,000, or 15.2%, from $539,000 for the quarter ended June 30, 2008 to $457,000 for the quarter ended June 30, 2009. The average rate paid on these borrowings decreased from 3.86% to 3.72% while the average balance of these borrowings also decreased from $55.9 million to $49.1 million for the quarters ended June 30, 2008 and 2009, respectively.

Provision for Loan Losses. Provision for loan losses decreased by $110,000, or 73.3%, to $40,000 for the quarter ended June 30, 2009 from $150,000 for the quarter ended June 30, 2008 due to a decrease in non-performing assets. Non-performing assets decreased from $2.2 million as of June 30, 2008 to $1.7 million as of June 30, 2009. At June 30, 2009 our non-performing loans comprised 0.61% of our total loan portfolio, compared to 0.83% of our loan portfolio as of June 30, 2008, indicating strong credit quality in the loan portfolio. At June 30, 2009 and 2008, our allowance for loan losses equaled 100.7% and 67.7% of non-performing loans, respectively.

We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable incurred credit losses in the loan portfolio. The amount of allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain adequacy of the allowance. In light of current economic conditions, we are continuing to monitor our loan portfolio, and we will modify the provision for loan losses as necessary in subsequent periods.

Non-interest Income (Loss). Non-interest income increased by $1.7 million to $600,000 for the quarter ended June 30, 2009 compared to a loss of $1.1 million for the same period in 2008. The increase was mainly due to a pre-tax $1.7 million other-than-temporary impairment charge recorded on certain non-agency asset-backed securities during the second quarter of 2008. Excluding this impairment charge, non-interest income decreased by $47,000, or 7.3%, in the second quarter of 2009 compared to the second quarter of 2008. This decrease is primarily due to a decrease in earnings on bank owned life insurance of $34,000 as a result of a reduced crediting rate on one of the insurance products. Service charges and fees also decreased by $36,000 during the second quarter of 2009 as we believe customers strived to limit the fees they incur in the current economic environment. These decreases were partially offset by a $27,000 gain on sale of loans recorded during the second quarter of 2009. The Company sold $6.2 million of low interest rate residential mortgage loans originated during 2009 on the secondary mortgage market. Management decided to sell these loans due to the declining mortgage rate environment in an effort to maintain net interest rate margins and spreads and reduce the overall interest rate risk.

Non-interest Expense. Non-interest expense increased by $634,000, or 27.2%, to $3.0 million for the quarter ended June 30, 2009 compared to $2.3 million for the quarter ended June 30, 2008. FDIC insurance related assessments were $440,000 for the second quarter of 2009 compared to $7,000 for the second quarter of 2008, an increase of $433,000. The increase was the result of a special assessment to replenish the deposit reserves, changes in premiums mandated by the FDIC and the application of one-time assessment credits granted by the FDIC in 2007 against 2008 premiums. Salaries and employee benefits increased by $150,000, or 12.6%, from $1.2 million for the quarter ended June 30, 2008 to $1.3 million for the quarter ended June 30, 2009 due to annual salary increase, annual increases in health insurance costs, and salary expenses for staff at our newest branch office, which opened in December 2008. Advertising costs increased by $40,000 for the quarter ended June 30, 2009 compared to the same period in 2008 due to new ad campaigns and costs associated with the redesign of the Company’s website.

Income Tax Expense (Benefit). Income tax expense increased by $313,000, or 132.6%, from an income tax benefit of $236,000 for the quarter ended June 30, 2008 to an income tax expense of $77,000 for the quarter ended June 30, 2009. The majority of the increase in income tax expense is attributed to the impact of the pre-tax treatment of the $1.7 million impairment charge recorded in the second quarter of 2008. As a result, our projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance decreased significantly as it related to our projection of pre-tax book income for the year, causing our effective tax rate estimate to increase to 21.4%. Our effective tax rate was 17.9% for the quarter ended June 30, 2009, after taking into consideration the change in the estimated rate from the first quarter, as compared to 20.3% for the quarter ended June 30, 2008.

Comparison of Results of Operations for the Six Months Ended June 30, 2009 and 2008

General. The Company reported net income of $759,000, or $0.13 per diluted share, for the six months ended June 30, 2009, which was a $1.0 million increase over the net loss of $268,000, or $0.04 loss per diluted share, for the six months ended June 30, 2008. Excluding the special FDIC insurance assessment in the 2009 period and the non-cash, pre-tax, impairment charge of $1.7 million ($1.3 million net of tax), related to write-downs of the Company’s investments in four non-agency asset-backed securities in the 2008 period, net income for the six months ended June 30, 2009 and 2008 would have been $899,000, or $0.15 per diluted share, and $1.0 million, or $0.17 per diluted share, respectively, which is an $111,000, or 11.1%, decrease from the 2008 period to the 2009 period. The decrease in net income from the six months ended June 30, 2008, was partially due to the special FDIC insurance assessment and mandated premium increases by the FDIC.

Net Interest Income. Net interest income increased by $457,000, or 8.8%, to $5.6 million for the six months ended June 30, 2009 from $5.2 million for the same period last year. Net interest spread and net interest margin were 2.60% and 2.94%, respectively, for the six months ended June 30, 2009 compared to 2.55% and 3.02% for the six months ended June 30, 2008, respectively.

Interest Income. Interest income increased by $129,000, or 1.3%, to $9.8 million for the six months ended June 30, 2009 compared to the same period in 2008. Loan interest income grew by $3,000 for the six months ending June 2009 compared to the same six month period in 2008. Loan interest income was negatively impacted by the Company’s sale of its interest rate floor derivative product during January 2009. During the six month period ended June 30, 2009, the Company recorded $43,000 of loan interest income on the interest rate floor product, a decrease of $150,000, or 77.7%, compared to $193,000 for the six month period ended June 30, 2008. Loan interest income was positively impacted by an increase in the average balance of loans of $22.8 million, or 10.3%, for the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008. Interest income on investments increased by $199,000, or 7.8%, for the six month period ended June 30, 2009 compared to the same period in 2008, due to an increase in the average balance of investments of $8.0 million, or 7.3%, for the six month period ended June 30, 2009 compared to the same period in 2008. Interest income on Federal Funds balances during the six month period ended June 30, 2009 decreased $69,000, or 86.3%, to $11,000 compared to $80,000 during the same period in 2008, due to interest rates being lowered by the Federal Reserve.

Interest Expense. Interest expense decreased by $328,000, or 7.3%, to $4.2 million for the six months ended June 30, 2009 compared to the same period in 2008. Interest expense on deposits decreased by $112,000, or 3.4%, for the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008 despite a 20.2% increase in average deposit balances for the six month period ended June 30, 2009 compared to the same period in 2008, due to lower interest rates being offered on deposit products during the 2009 period. Interest expense on borrowings decreased by $213,000, or 18.6%, for the six month period ended June 30, 2009 in comparison to the same period in 2008, due to a $7.0 million decrease in average outstanding borrowings and lower interest rates.

Provision for Loan Losses. Provision for loan losses increased $10,000 to $160,000 for the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008. The increase during the six month period ended June 30, 2009 was primarily due to three impaired commercial loans to one borrower. As previously noted, non-performing loans as of June 30, 2009 and 2008 were 0.61% and

0.83%, respectively, which indicates strong credit quality in the loan portfolio. In light of current economic conditions, we are continuing to monitor our loan portfolio and we will modify the provision for loan losses as necessary in subsequent periods.

Non-interest Income (Loss). Non-interest income increased by $1.6 million, to $1.1 million for the six month period ended June 30, 2009 compared to a loss of $495,000 for the same period in 2008. The increase was mainly due to a pre-tax $1.7 million other-than-temporary impairment charge recorded in 2008 on certain non-agency asset-backed securities. Excluding this impairment charge, non-interest income decreased by $92,000, or 7.4%, in the six months ended June 30, 2009 compared to the six month period ended June 30, 2008 in which non-interest income would have been $1.2 million. This 7.4% decrease is primarily due to a decrease in earnings on bank owned life insurance of $70,000 for the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008 as a result of a reduced crediting rate on one of the insurance products. Service charges and fees also decreased by $32,000 during the six month period ended June 30, 2009 as we believe customers strived to limit the fees they incur in the current economic environment. These decreases were partially offset by a $27,000 gain on sale of loans recorded during the six month period ended June 30, 2009.

Non-interest Expense. Non-interest expense was $5.6 million for the six months ended June 30, 2009 compared to $4.8 million for the same period in 2008, an increase of $823,000, or 17.1%. FDIC insurance related assessments were $488,000 for the six month period ended June 30, 2009 compared to $14,000 for the same period in 2008, an increase of $474,000. The increase was the result of a special assessment to replenish the deposit reserves, changes in premiums mandated by the FDIC and the application of one-time assessment credits granted by the FDIC in 2007 against 2008 premiums. Salary and personnel expense increased by $187,000, or 7.4%, due to annual salary increases, additional staffing for a new branch office opened during December 2008 and increases in health insurance costs. The Company also recorded a loss on the sale of its interest rate floor derivative product of $135,000 in January 2009.

Income Tax Expense (Benefit). Income tax expense increased by $237,000 to $207,000 for the six months ended June 30, 2009 compared to an income tax benefit of $30,000 for the six months ended June 30, 2008. The majority of the increase in income tax expense is attributed to the impact of the pre-tax treatment of the $1.7 million impairment charge recorded in the 2008 period. As a result, our projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance decreased significantly as it related to our projection of pre-tax book income for the year, causing our effective tax rate estimate to increase to 21.4% for the six months ended June 30, 2009 compared to 10.0% for the six months ended June 30, 2008.

Loans Past Due and Non-performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $1.7 million at June 30, 2009 and December 31, 2008.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At June 30, 2009	At December 31, 2008

	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
One-to-four family	$320	$562
Construction	—	—
Commercial real estate	45	46
Home equity loans and lines of credit	8	25
Other loans:
Commercial loans	62	—
Consumer loans	12	15

Total	$447	$648

Loans accounted for on a nonaccrual basis:
Mortgage loans on real estate:
One-to-four family	$842	$790
Construction	—	—
Commercial real estate	191	152
Home equity loans and lines of credit	28	49
Other loans:
Commercial loans	19	—
Consumer loans	18	12

Total non-accrual loans	1,098	1,003

Total nonperforming loans	1,545	1,651

Foreclosed real estate	133	48
Restructured loans	—	—

Total nonperforming assets	$1,678	$1,699

Ratios:
Nonperforming loans as a percent of total net loans:	0.61%	0.69%
Nonperforming assets as a percent of total assets:	0.40%	0.42%

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	For the Six Months Ended June 30, 2009		For the Year Ended December 31, 2008

	(Dollars in thousands)
Balance at beginning of period:	$1,476		$1,226
Provision for loan losses	160		391

Charge-offs:
Mortgage loans on real estate:
One-to-four family	52		102
Construction	—		—
Commercial real estate.	21		—
Home equity loans and lines of credit	—		—
Other loans:
Commercial loans	—		16
Consumer loans	17		30

Total charge-offs	90		148

Recoveries:
Mortgage loans on real estate:
One-to-four family	—		—
Construction	—		—
Commercial real estate	—		—
Home equity loans and lines of credit	7		—
Other loans:
Commercial loans	—		3
Consumer loans	3		4

Total recoveries	10		7

Net charge-offs	80		141

Balance at end of period	$1,556		$1,476

Average loans outstanding	$244,948		$228,392

Ratio of net charge-offs to average loans outstanding	0.07	% (1)	0.06%
Allowance for loan losses as a percent of total net loans	0.62%		0.61%
Allowance for loan losses as a percent of non-performing loans	100.71%		89.40%

(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which as of August 1, 2008, allowed us to borrow up to $26.8 million on an overnight line of credit and $26.8 million on a one-month overnight repricing line of credit. As of June 30, 2009, we had no borrowings outstanding under either of these agreements. We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans. At June 30, 2009, we had outstanding advances totaling $47.5 million.

Historically, loan repayments and maturing investment securities are a relatively predictable source of funds. However, in light of the financial crisis and current economic environment, there are now more risks related to loan repayments and the valuation and maturity of investment securities. In addition, deposit flows, calls of investment securities, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. These factors and the current economic environment reduces the predictability of the timing of these sources of funds.

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities. For the six months ended June 30, 2009, we originated loans of approximately $43.1 million in comparison to approximately $30.9 million of loans originated during the six months ended June 30, 2008. This increase is primarily due to increased loan originations within our residential and commercial loan portfolios. Purchases of available for sale securities totaled $24.5 million in the six months ended June 30, 2009 and $13.3 million in the six months ended June 30, 2008. The increase is primarily due to the increase in deposits.

At June 30, 2009, we had loan commitments to borrowers of approximately $6.9 million and overdraft lines of protection and unused home equity lines of credit of approximately $25.1 million.

Total deposits were $308.3 million at June 30, 2009, as compared to $293.2 million at December 31, 2008. Time deposit accounts scheduled to mature within one year were $148.3 million at June 30, 2009. The increase in total deposits occurred as a result of opening a new branch office in Kenmore, New York on December 1, 2008. We anticipate that a significant portion of the time deposits that are scheduled to mature within one year will remain with us.

During 2008 and in the first six months of 2009, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets as the U.S. economy experienced a recession. While the recession has had far-reaching effects, our financial condition and liquidity position remain strong.

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

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 8 of the Notes to Consolidated Financial Statements for a summary of loan commitments outstanding as of June 30, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management of Market Risk

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at June 30, 2009 from the information presented in the Company’s Form 10-K for the year ended December 31, 2008.

Item 4T. Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2009, to ensure that information relating to us, which is required to be disclosed in the reports we file with the SEC under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended June 30, 2009:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

April 1, 2009 through April 30, 2009	10,934	$7.00	10,934	111,264
May 1, 2009 through May 31, 2009	—	—	—	111,264
June 1, 2009 through June 30, 2009	5,000	$7.30	5,000	106,264

Total	15,934	$7.09	15,934	106,264

(1) On February 25, 2009, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 129,298 shares of our outstanding common stock. This amount represented 5% of our outstanding stock not owned by Lake Shore, MHC. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

Item 4. Submission of Matters to a Vote of Security Holders.

An annual meeting of shareholders of Lake Shore Bancorp, Inc. was held on May 20, 2009. The proposal submitted to shareholders and the tabulation of votes for this proposal was as follows:

Election of Directors:

	Number of Votes For	Number of Votes Withheld

To serve three-year terms:

David C. Mancuso	5,587,515	99,926
Gary W. Winger	5,572,642	114,799
Nancy L. Yocum	5,588,165	99,276

There were no broker non-votes or abstentions on this proposal.

In addition to the foregoing, the following directors will continue to serve:

Directors whose term expires in 2010: Sharon E. Brautigam, Michael E. Brunecz and Paul J. Kolkmeyer

Directors whose term expires in 2011: Reginald S. Corsi, James P. Foley, DDS and Daniel P. Reininga

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

LAKE SHORE BANCORP, INC.

(Registrant)

/s/ David C. Mancuso

August 14, 2009	By:	David C. Mancuso
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Rachel A. Foley

August 14, 2009	By:	Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)