Form 10-Q
period 2009-09-30
Lake Shore Bancorp, Inc.
filed 2009-11-16
CIK 1341318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:                        000-51821

LAKE SHORE BANCORP, INC.
(Exact name of registrant as specified in its character)

United States	20-4729288
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

125 East Fourth Street, Dunkirk, New York	14048
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated file	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock ($0.01 par value) 6,164,814 shares outstanding as of October 30, 2009.

PART I

Item 1.	Financial Statements

LAKE SHORE BANCORP, INC. and SUBSIDIARY
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from banks	$7,124	$6,784
Interest bearing deposits	9,104	4,671
Federal funds sold	3,233	17,583

Cash and Cash Equivalents	19,461	29,038

Securities available for sale	120,130	112,863
Federal Home Loan Bank stock, at cost	2,664	2,890
Loans receivable, net of allowance for loan losses: 2009 $1,601; 2008 $1,476	257,995	240,463
Premises and equipment, net	7,945	8,195
Accrued interest receivable	1,748	1,730
Bank owned life insurance	10,771	10,566
Other assets	1,172	2,088

Total Assets	$421,886	$407,833
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Interest bearing	$290,365	$267,437
Non-interest bearing	21,579	25,811

Total Deposits	311,944	293,248

Short-term borrowings	3,960	5,500
Long-term debt	41,900	46,460
Advances from borrowers for taxes and insurance	1,705	2,968
Other liabilities	6,476	5,429

Total Liabilities	365,985	353,605

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 6,169,814 shares outstanding at September 30, 2009; 6,612,500 shares issued and 6,257,798 shares outstanding at December 31, 2008	66	66
Additional paid-in capital	27,815	27,754
Treasury stock, at cost (442,686 shares at September 30, 2009; 354,702 at December 31, 2008)	(4,368)	(3,748)
Unearned shares held by ESOP	(2,238)	(2,302)
Unearned shares held by RRP	(1,038)	(1,190)
Retained earnings	33,550	32,520
Accumulated other comprehensive income	2,114	1,128

Total Stockholders’ Equity	55,901	54,228

Total Liabilities and Stockholders’ Equity	$421,886	$407,833

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited) (Dollars in Thousands, except per share data)
Interest Income
Loans, including fees	$3,523	$3,620	$10,488	$10,582
Investment securities, taxable	1,183	1,172	3,582	3,493
Investment securities, tax-exempt	216	141	572	376
Other	21	97	77	226
Total Interest Income	4,943	5,030	14,719	14,677

Interest Expense
Deposits	1,521	1,591	4,686	4,868
Short-term borrowings	6	19	41	201
Long-term debt	444	521	1,339	1,482
Other	30	30	87	90
Total Interest Expense	2,001	2,161	6,153	6,641

Net Interest Income	2,942	2,869	8,566	8,036

Provision for Loan Losses	95	150	255	300

Net Interest Income after Provision for Loan Losses	2,847	2,719	8,311	7,736

Non-Interest Income
Impairment charge on investment securities	-	-	-	(1,732)
Service charges and fees	521	525	1,456	1,492
Earnings on bank owned life insurance	71	102	205	306
Gain on sale of loans	5	-	32	-
Other	36	58	85	124
Total Non-Interest Income	633	685	1,778	190

Non-Interest Expenses
Salaries and employee benefits	1,409	1,195	4,136	3,735
Occupancy and equipment	339	345	1,054	1,040
Professional services	308	288	896	884
FDIC insurance	103	10	591	24
Data processing	127	140	380	417
Advertising	108	88	286	274
Postage and supplies	55	69	196	197
Other	258	253	811	637
Total Non-Interest Expenses	2,707	2,388	8,350	7,208

Income before Income Taxes	773	1,016	1,739	718

Income Taxes	171	149	378	119

Net Income	$602	$867	$1,361	$599

Basic earnings per common share	$0.10	$0.14	$0.23	$0.10
Diluted earnings per common share	$0.10	$0.14	$0.23	$0.10
Dividends declared per share	$0.05	$0.05	$0.15	$0.14

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except per share data)
Balance – January 1, 2008	$66	$27,653	$(2,215)	$(2,388)	$(1,367)	$31,534	$182	$53,465

Comprehensive loss:
Net income	-	-	-	-	-	599	-	599
Other comprehensive loss	-	-	-	-	-	-	(954)	(954)

Total Comprehensive Loss								(355)

ESOP shares earned (5,951 shares)	-	(9)	-	65	-	-	-	56
Stock based compensation	-	105	-	-	-	-	-	105
RRP shares earned (9,935 shares)	-	(18)	-	-	132	-	-	114
Purchase of treasury stock, at cost (91,973 shares)	-	-	(889)	-	-	-	-	(889)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	(375)	-	(375)
Balance – September 30, 2008	$66	$27,731	$(3,104)	$(2,323)	$(1,235)	$31,758	$(772)	$52,121

Balance – January 1, 2009	$66	$27,754	$(3,748)	$(2,302)	$(1,190)	$32,520	$1,128	$54,228

Cumulative effect of ASC 820-10 adoption (net of $4 tax effect)	-	-	-	-	-	8	(8)	-
Comprehensive income:
Net income	-	-	-	-	-	1,361	-	1,361
Other comprehensive income	-	-	-	-	-	-	994	994

Total Comprehensive Income								2,355

ESOP shares earned (5,951 shares)	-	(24)	-	64	-	-	-	40
Stock based compensation	-	111	-	-	-	-	-	111
RRP shares earned (11,350 shares)	-	(26)	-	-	152	-	-	126
Purchase of treasury stock, at cost (87,984 shares)	-	-	(620)	-	-	-	-	(620)
Cash dividends declared ($0.15 per share)	-	-	-	-	-	(339)	-	(339)
Balance – September 30, 2009	$66	$27,815	$(4,368)	$(2,238)	$(1,038)	$33,550	$2,114	$55,901

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$1,361	$599
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of investment securities	(184)	(98)
Amortization of deferred loan costs	349	342
Provision for loan losses	255	300
Impairment of investment securities	-	1,732
Increase in fair value of interest rate floor derivative product	-	(166)
Loss on sale of interest rate floor derivative product	135	-
Originations of loans held for sale	(6,242)	(1,025)
Proceeds from sales of loans	6,274	1,051
Gain on sale of loans	(32)	-
Depreciation and amortization	407	397
Earnings on bank owned life insurance	(205)	(306)
ESOP shares committed to be released	40	56
Stock based compensation expense	237	219
Increase in accrued interest receivable	(18)	(160)
Decrease (Increase) in other assets	255	(574)
Increase in other liabilities	315	1,207

Net Cash Provided by Operating Activities	2,947	3,574

Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities, prepayments and calls	25,777	14,666
Purchases	(31,134)	(16,594)
Purchases of Federal Home Loan Bank Stock	(49)	(749)
Redemptions of Federal Home Loan Bank Stock	275	860
Proceeds from sale of interest rate floor derivative product	890	-
Loan origination and principal collections, net	(18,500)	(15,929)
Additions to premises and equipment	(157)	(527)
Investment in unconsolidated entity	-	(150)

Net Cash Used In Investing Activities	(22,898)	(18,423)

Cash Flows from Financing Activities
Net increase in deposits	18,696	34,411
Net decrease in advances from borrowers for taxes and insurance	(1,263)	(1,017)
Net decrease in short-term borrowings	(1,540)	(15,855)
Proceeds from issuance of long-term debt	2,000	23,000
Repayment of long-term debt	(6,560)	(9,860)
Purchase of Treasury Stock	(620)	(889)
Cash dividends paid	(339)	(375)

Net Cash Provided by Financing Activities	10,374	29,415

Net Increase (Decrease) in Cash and Cash Equivalents	(9,577)	14,566

Cash and Cash Equivalents – Beginning	29,038	10,091

Cash and Cash Equivalents – Ending	$19,461	$24,657

Supplementary Cash Flows Information
Interest paid	$6,194	$6,664
Income taxes paid	$500	$303
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$463	$422
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

The interim financial statements included herein as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2008.  The consolidated results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2009.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new authoritative accounting guidance under Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events.”  The Company follows FASB ACS Topic 855 in accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company evaluated events occurring subsequent to September 30, 2009 through November 16, 2009, the date the consolidated financial statements are being issued, and other than as set forth in Note 11, did not identify any subsequent events requiring disclosure pursuant to the provisions of FASB ASC Topic 855.

NOTE 2 – ADOPTION OF NEW ACCOUNTING STANDARDS

The Company adopted FASB ASC Topic 105 “Generally Accepted Accounting Principals” (“ASC Topic 105”) effective September 30, 2009. FASB ASC Topic 105 became effective for interim and annual periods ending September 30, 2009. The statement designates “FASB Accounting Standards CodificationTM” as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-

NOTE 2 – ADOPTION OF NEW ACCOUNTING STANDARDS (continued)

authoritative. The codification affects the way companies refer to GAAP in financial statements and accounting policies.  The codification reorganizes the thousands of U.S. GAAP pronouncements into approximately 90 accounting topics and displays all topics using a consistent structure.  Citing particular content involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  As the codification did not change GAAP, the adoption of ASC Topic 105 did not have any impact on the Company’s consolidated financial condition or results of operations.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. This statement is effective for fiscal years beginning after November 15, 2009. Management is currently evaluating the impact of adopting this standard.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (“SFAS 166”), “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 166 makes several significant amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” including the removal of the concept of a qualifying special-purpose entity from SFAS No. 140. SFAS No. 166 also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This statement is effective for fiscal years beginning after November 15, 2009. Management does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial condition or results of operations.

In August 2009, FASB issued Accounting Standards Update (“ASU”) 2009-05 “Measuring Liabilities at Fair Value” (“ASU 2009-5”).  This update provides amendments to ASC Subtopic 820-10 “Fair Value Measurements and Disclosures – Overall” by providing clarification on acceptable valuation techniques to measure fair value of liabilities for circumstances in which a quoted price in an active market for the identical liability is not available. The update also clarifies how to handle fair value estimates when a restriction prevents the transfer of the liability.  Lastly, the update clarified that using quoted prices for identical liabilities are Level 1 fair value measurements. The guidance is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of this guidance, effective December 31, 2009, should not impact the Company’s consolidated financial condition or results of operations.

NOTE 4 – COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and other-than-temporary impaired (OTTI)  related to non-credit factors, are reported as a separate component of the stockholders’ equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income or loss.

NOTE 4 – COMPREHENSIVE INCOME (continued)

The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands)
Changes in net unrealized holding gains on securities available for sale	$2,370	$(1,476)	$1,621	$(3,246)
Reclassification adjustment related to impairment charge for losses included in net loss	-	-	-	1,732

Net Unrealized Gains (Losses)	2,370	(1,476)	1,621	(1,514)

Income tax (expense) benefit	(917)	546	(627)	560

Other Comprehensive Gain (Loss)	$1,453	$(930)	$994	$(954)

NOTE 5 – INVESTMENT SECURITIES

The amortized cost and fair value of securities are as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Securities Available for Sale:
U.S. Treasury bonds	$5,130	$665	$-	$5,795
Municipal bonds	23,218	1,771	-	24,989
Mortgage-backed securities:
Collateralized mortgage obligations	57,414	1,844	(169)	59,089
Government National Mortgage Association	8	1	-	9
Federal National Mortgage Association	10,298	545	-	10,843
Federal Home Loan Mortgage Corporation	10,639	515	-	11,154
Asset-backed securities	9,953	10	(1,752)	8,211
Equity securities	22	18	-	40

	$116,682	$5,369	$(1,921)	$120,130

NOTE 5 – INVESTMENT SECURITIES (continued)

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Securities Available for Sale:
U.S. Treasury bonds	$5,135	$1,386	$-	$6,521
Municipal bonds	17,192	321	(191)	17,322
Mortgage-backed securities:
Collateralized mortgage obligations	54,626	1,007	(330)	55,303
Government National Mortgage Association	23	2	-	25
Federal National Mortgage Association	8,250	411	(4)	8,657
Federal Home Loan Mortgage Corporation	14,385	463	(41)	14,807
Asset-backed securities	11,391	154	(1,333)	10,212
Equity securities	22	-	(6)	16

	$111,024	$3,744	$(1,905)	$112,863

Approximately 97% and 95% of the collateralized mortgage obligations were backed by federal agencies Freddie Mac, Fannie Mae, and Ginnie Mae at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009 and December 31, 2008, equity securities consisted of 22,336 shares of Federal Home Loan Mortgage Corporation common stock.

At September 30, 2009, thirty municipal bonds and one U.S. Treasury bond with a cost of $10,575,000 and fair value of $11,667,000 were pledged under a collateral agreement with the Federal Reserve for liquidity borrowing.  In addition, at September 30, 2009, two municipal bonds with a cost of $1,000,000 and fair value of $1,068,000 were pledged as collateral for customer deposits in excess of the FDIC insurance limits.  At December 31, 2008, four municipal bonds and one U.S. Treasury bond with a cost of $2,515,000 and fair value of $2,950,000 were pledged under a collateral agreement with the Federal Reserve for liquidity borrowing.

NOTE 5 – INVESTMENT SECURITIES (continued)

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)

September 30, 2009:
Mortgage-backed securities	$1,221	$(45)	$2,004	$(124)	$3,225	$(169)
Asset-backed securities	-	-	7,871	(1,752)	7,871	(1,752)

	$1,221	$(45)	$9,875	$(1,876)	$11,096	$(1,921)

December 31, 2008:
Municipal bonds	$4,865	$(84)	$1,314	$(107)	$6,179	$(191)
Mortgage-backed securities	12,016	(256)	7,809	(119)	19,825	(375)
Asset-backed securities	1,859	(254)	6,279	(1,079)	8,138	(1,333)
Equity securities	16	(6)	-	-	16	(6)

	$18,756	$(600)	$15,402	$(1,305)	$34,158	$(1,905)

The Company reviews investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly.

At September 30, 2009 the Company’s investment portfolio included two agency mortgage backed securities with gross unrealized losses in the less than twelve months category.  The securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of their book value, which management deemed to be immaterial, and the credit ratings remained strong.  The Company expects these securities to be repaid in full, with no losses realized.  Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

As of September 30, 2009, the Company had 17 securities in the unrealized loss of twelve months or more category, which primarily consisted of non-agency asset-backed securities.  Seven non-agency asset-backed securities in this category were subject to a formal OTTI review as the unrealized losses were greater than 20% of book value for the individual security, the related credit ratings were below investment grade, and the Company’s analysis indicated a possible loss of principal.  The OTTI analysis for these securities is discussed further below.  The remaining 10 securities in this category consist of agency and non-agency mortgage-backed securities and non-agency asset-backed securities, and were not evaluated further for OTTI as the unrealized loss was less than 20% of book value and the credit ratings remained high.  The temporary impairments in these securities are due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads since the time the securities were purchased.  The Company expects these securities to be repaid in full, with no losses realized.  Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The Company determines whether the unrealized losses are other than temporary in accordance with FASB ASC Topic 320.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, and the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an OTTI condition.

NOTE 5 – INVESTMENT SECURITIES (continued)

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

Four non-agency asset backed securities on which OTTI was recorded during 2008 as described below were reviewed as of September 30, 2009 under the guidance of FASB ASC Topic 320.  The Company believes the unrealized losses are due to the current economic environment, rising unemployment rates, a continued decline in housing values in many areas of the country, and increased delinquency trends.  It is expected that principal losses will be incurred on the tranches we hold in these specific securities.  Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value did not reflect the need to record additional OTTI charges against earnings, as the amount of impairment charges already taken appear to be sufficient. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell the securities.  At September 30, 2009, the difference between the amortized book value and the fair value of $248,000 ($405,000 pre-tax) on these four securities, which represents unrealized losses as calculated under the calculated income approach, was recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Stockholders’ Equity.

Management reviewed three non-agency asset backed securities, on which an impairment charge has not been taken, under the guidance of FASB ASC Topic 320.  These securities have exhibited significant unrealized losses for a sustained period of time and are determined to be trading in an inactive market.  Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-values and credit support levels.  Although delinquency trends have increased and prepayment speeds have remained slow, the cumulative default rates on these securities have remained low.  Furthermore, management’s calculation of the estimated discounted cash flows did not show principal losses for these securities under various prepayment and default rate scenarios.  As a result of its assessment, management concluded that principal losses were not expected on these three securities.  It further concluded that the unrealized losses reflected a lack of liquidity for these securities due to the inactive market.  As a result of the stress tests that were performed, management concluded that an OTTI did not exist as of September 30, 2009.  Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell the securities.  The difference between the amortized book value and the fair value of $733,000 ($1.2 million pre-tax), which represents unrealized losses as calculated under the calculated income approach for these three securities, was recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Stockholders’ Equity as of September 30, 2009.

During the twelve months ended December 31, 2008, the Company recorded OTTI charges of $1.9 million ($1.2 million after taxes) related to four debt securities in the available for sale portfolio that were privately issued (i.e., issued by corporations versus government agencies).  At the time of purchase, the securities were all rated AAA.  Three of the securities were collateralized by second lien home equity loans to prime borrowers.  Since, the collateral was on a second lien position these securities were “wrapped” by an insurance guarantee.  However, the insurance company also guaranteed other investment securities, and due to its exposure to the sub-prime housing market and inability to raise capital, in 2008, the major rating agencies downgraded the credit rating of the insurance company.

NOTE 5 – INVESTMENT SECURITIES (continued)

This, in turn, caused the rating agencies to downgrade some of these securities.  The fourth security was backed by first-lien residential mortgages to sub-prime borrowers.  In the current economic environment, the fair market value of these types of securities declined significantly.  Furthermore, the delinquency, foreclosure and cumulative default rate trends had increased and the securities were trading in “inactive” markets.  As a result of management’s analysis, it was determined that these four asset-backed securities had incurred an other-than-temporary impairment.

On June 30, 2009, the Company adopted new guidance, now codified in FASB ASC Topic 320 “Investments – Debt and Equity Securities” that required companies to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption.  Upon adoption of the new guidance on June 30, 2009, the Company determined that $12,000 of the OTTI charges recorded in 2008 was related to non-credit factors.  As such, an $8,000 (net of $4,000 in taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income was recorded as the cumulative effect impact of adopting FASB ASC Topic 320.

The following table presents a summary of the credit related OTTI charges recognized as components of earnings:

For the Nine Months Ended September 30, 2009
Beginning balance, January 1, 2009 (1)	$1,934,000
Adjustments: Cumulative effect of accounting change upon adoption of FASB ASC Topic 320	(12,000)
Additions: Credit related OTTI recorded in current period	-
Ending Balance, September 30, 2009	$1,922,000

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

Scheduled contractual maturities of investment securities are as follows:

	Amortized Cost	Fair Value
	(In Thousands)
September 30, 2009:
Within one year	$997	$1,033
After one year through five years	497	538
After five years through ten years	7,486	8,128
After ten years	19,368	21,085
Mortgage-backed securities	78,359	81,095
Asset-backed securities	9,953	8,211
Equity securities	22	40
	$116,682	$120,130

NOTE 5 – INVESTMENT SECURITIES (continued)

During the nine month period ended September 30, 2009 and the year ended December 31, 2008, the Company did not sell any securities available for sale.

NOTE 6 – EARNINGS PER SHARE

Earnings per share is calculated for the three and nine month periods ending September 30, 2009 and 2008, respectively.  Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and unvested shares of restricted stock.  Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

Basic and diluted earnings per share was calculated as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Numerator – net income	$602,000	$867,000
Denominators:
Basic weighted average shares outstanding	5,887,397	6,038,436
Increase in weighted average shares outstanding due to: (1)
Stock options	-	-
Unvested restricted stock awards	-	-
Diluted weighted average shares outstanding	5,887,397	6,038,436

Earnings per share:
Basic	$0.10	$0.14
Diluted	$0.10	$0.14

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Numerator – net income	$1,361,000	$599,000
Denominators:
Basic weighted average shares outstanding	5,905,598	6,066,524
Increase in weighted average shares outstanding due to: (1)
Stock options	-	-
Unvested restricted stock awards	-	-
Diluted weighted average shares outstanding	5,905,598	6,066,524

Earnings per share:
Basic	$0.23	$0.10
Diluted	$0.23	$0.10

NOTE 6 – EARNINGS PER SHARE (continued)

(1) Stock options to purchase 238,258 shares under the Company’s 2006 Stock Option Plan (the “Stock Option Plan”) at $11.22 per share and 81,132 restricted unvested shares under the Company’s 2006 Recognition and Retention Plan (the “RRP”) were outstanding during the nine month period ended September 30, 2009 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.  Stock options to purchase 219,289 shares under the Stock Option Plan at $11.50 per share and 92,425 restricted unvested shares under the RRP were outstanding during the nine month period ended September 30, 2008, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

The following commitments to extend credit were outstanding:

	Contract Amount
	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Commitments to grant loans	$5,835	$6,445
Unfunded commitments under lines of credit	$24,460	$24,917

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At September 30, 2009 and December 31, 2008, the Company’s fixed rate loan commitments totaled $3.7 million and $3.2 million, respectively.  The range of interest rates on these fixed rate commitments was 3.49% to 8.00% at September 30, 2009.

NOTE 8 – STOCK-BASED COMPENSATION

As of September 30, 2009, the Company had three stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $94,000 for the three months ending September 30, 2009 and $92,000 for the three months ended September 30, 2008.  The compensation cost that has been recorded for the nine month periods ended September 30, 2009 and 2008 was $277,000 and $275,000 respectively.

NOTE 8 – STOCK-BASED COMPENSATION (continued)

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

A summary of the status of the Stock Option Plan as of September 30, 2009 and 2008 is presented below:

	September 30, 2009			September 30, 2008
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life

Outstanding at beginning of year	219,289	$11.50		241,546	$11.50
Granted	18,969	8.01		-	-
Forfeited	-	-		22,257	11.50
Outstanding at end of quarter	238,258	$11.22		219,289	$11.50
Options exercisable at end of quarter	91,065	$11.50	7 years	48,319	$11.50	8 years
Fair value of options granted	$3.19			$3.27

At September 30, 2009, stock options outstanding did not have an intrinsic value (as the stock price on that date was below the exercise price) and 59,304 options remained unawarded under the Stock Option Plan.  Compensation expense associated with the outstanding stock options amounted to $37,000 for the three months ended September 30, 2009 and $36,000 for the three months ended September 30, 2008.  Compensation expense amounted to $111,000 for the nine months ended September 30, 2009 and $105,000 for the nine months ended September 30, 2008. At September 30, 2009, $353,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 29 to 51 months.

Recognition and Retention Plan

The Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.  On November 15, 2006, the Board of Directors granted Awards for an aggregate of 83,305 shares under the RRP to members of management and non-employee directors.  Awards vest at a rate of 20% per year with the first vesting period ending December 31, 2007.  The fair value of the Awards on the grant date was $11.50 per share.  On January 13, 2009, the Board of Directors granted Awards for an additional 9,996 shares of common stock to members of management and non–employee directors.  Awards vest at a rate of 20% per year with the first vesting period ending January 13, 2010.  The fair value of Awards on the grant date was $8.01 per share.  As of September 30, 2009 there were 26,543 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $43,000 for the three months ended September 30, 2009 and $38,000 for the three months ended September 30, 2008. Compensation expense amounted to $126,000 for the nine months ended September 30, 2009 and $114,000 for the nine months ended September 30, 2008.  At September 30, 2009, $412,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 29 to 51 months.

NOTE 8 – STOCK-BASED COMPENSATION (continued)

Employee Stock Ownership Plan

The Company established the ESOP for the benefit of eligible employees of the Company and Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service.  The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.  As of September 30, 2009, the balance of the loan to the ESOP was $2.3 million and the fair value of unallocated shares was $1.7 million.  As of September 30, 2009, there were 29,756 allocated shares and 208,294 unallocated shares compared to 15,870 allocated shares and 222,180 unallocated shares at September 30, 2008.  The ESOP compensation expense was $14,000 for the three months ending September 30, 2009 and $18,000 for the three months ending September 30, 2008 based on 1,983 shares earned for each of those three month periods. The ESOP compensation expense was $40,000 for the nine months ended September 30, 2009 and $56,000 for the nine months ended September 30, 2008 based on 5,951 shares earned during each period.

NOTE 9 – FAIR VALUE MEASUREMENTS AND DISCLOSURES

Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2009 and December 31, 2008 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

The measurement of fair value under FASB ASC Topic 820, “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities measurements (Level 1) and the lowest priority to unobservable input measurements (Level 3).  The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:

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

NOTE 9 – FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

Level 3:  Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Measured at fair value on a recurring basis:
Securities available for sale	$120,130	$5,795	$108,995	$5,340

Measured at fair value on a non-recurring basis:
Impaired loans	1,982	-	-	1,982
Foreclosed real estate	236	-	-	236

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Measured at fair value on a recurring basis:
Securities available for sale	$112,863	$6,521	$101,666	$4,676
Interest rate floor	1,025	-	1,025	-

Measured at fair value on a non-recurring basis:
Impaired loans	2,151	-	-	2,151

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009:

NOTE 9 – FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)
(In thousands)
Balance at January 1, 2009	$4,676
Total gains (losses) – realized/unrealized:
Included in earnings	-
Included in other comprehensive income (loss)	(730)
Purchases, issuances and settlements	-
Principal paydowns	(137)

Transfers to Level 3	1,531

Balance at September 30, 2009	$5,340

Both observable and unobservable inputs may be used to determine the fair value of positions the Company has classified within the Level 3 category.  As a result, any unrealized gains and losses for assets within the Level 3 category may include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.  Three non-agency asset-backed securities were transferred to Level 3 during the nine months ended September 30, 2009 as a result of the continued deterioration in the market place since December 31, 2008 and the difficulty in obtaining current pricing for these securities as they were trading in an inactive market.

Fair value on impaired loans is based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions.

As of September 30, 2009, impaired loans had a gross carrying amount of $2,680,000 with a valuation allowance of $698,000, resulting in additional provision for loan losses of $128,000 for the nine months ended September 30, 2009. As of December 31, 2008, impaired loans had a gross carrying amount of $2,748,000, with a valuation allowance of $597,000, resulting in additional provision for loan losses of $576,000 for the year ended December 31, 2008.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value based on recent appraisals less estimated selling costs.

FASB ASC 825-10-65, Transition Related to FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are as discussed above. The methodologies for other financial assets and financial liabilities are discussed below.

NOTE 9 – FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$19,461	$19,461	$29,038	$29,038
Securities available for sale	120,130	120,130	112,863	112,863
Federal Home Loan Bank stock	2,664	2,664	2,890	2,890
Loans receivable	257,995	253,248	240,463	236,506
Interest rate floor	-	-	1,025	1,025
Accrued interest receivable	1,748	1,748	1,730	1,730

Financial liabilities:
Deposits	311,944	314,083	293,248	299,189
Short-term borrowings	3,960	3,960	5,500	5,500
Long-term debt	41,900	43,532	46,460	49,521
Accrued interest payable	142	142	188	188

Off-balance-sheet financial instruments	-	-	-	-

The following valuation techniques were used to measure fair value of assets in the tables above:

Cash and cash equivalents (carried at cost)

The carrying amount approximates the fair value because the instruments mature in 90 days or less.

Securities available for sale (carried at fair value)

Fair value on available for sale securities is based upon a market approach.  Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers.  Due to the severe disruption in the credit markets during 2008 and 2009, trading activity in privately issued asset-backed securities was very limited. The markets for such securities were generally characterized by a sharp reduction to total cessation of non-agency asset-backed securities issuances, a significant reduction in trading volumes and extremely wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued asset-backed securities portfolio. Securities available for sale measured within the Level 3 category consist of non-agency asset-backed securities.  Three non-agency asset-backed securities were transferred to Level 3 during the nine months ended September 30, 2009 as a result of the continued deterioration in the market place since December 31, 2008 and the difficulty in obtaining current pricing for these securities.  In addition to obtaining estimated prices from independent parties, the Company also performed internal modeling to estimate the fair value of privately issued asset-backed securities transferred from Level 2 to Level 3 valuations during the year ended December 31, 2008 and the nine month period ended September 30, 2009 using a methodology similar to that described in fair value measurement guidance under GAAP.  The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions of loan level cash flows, including estimates about the timing and amount of credit losses and prepayments. The Company used an implied discount rate of 12%-15% to determine their Level 3 fair value.  In valuing investment securities at December 31, 2008 and September 30, 2009, the Company considered the results of its modeling and the values provided by the independent parties, but relied predominantly on the latter.

NOTE 9 – FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

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

NOTE 10 – TREASURY STOCK

During the quarter and nine months ended September 30, 2009, the Company repurchased 25,000 and 87,984 shares of common stock at an average cost of $7.30 and $7.05 per share, respectively.  85,534 of these shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 2,450 shares were repurchased from the trustee of the Company’s RRP, when an awardee sold vested shares to pay income taxes.  As of September 30, 2009, there were 81,264 shares remaining to be repurchased under the existing stock repurchase program.

NOTE 11 – SUBSEQUENT EVENTS

On October 14, 2009, the Board of Directors declared a quarterly dividend of $0.05 per share on the Company’s common stock, payable on November 13, 2009 to shareholders of record as of October 30, 2009. Lake Shore, MHC, which owns 58.9% of the Company’s outstanding common stock elected to waive its right to receive cash dividends of approximately $182,000 for the three month period ended September 30, 2009 and $546,000 for the nine month period ended September 30, 2009.  Cumulatively, Lake Shore, MHC has waived approximately $1,818,000 of cash dividends as of September 30, 2009.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of September 30, 2009 compared to the financial condition as of December 31, 2008 and the consolidated results of operations for the three and nine months ended September 30, 2009 and 2008.

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

Financial institutions like us are significantly affected by economic conditions, competition, regulation and the monetary and fiscal policies of the federal government.  Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability.  Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions.  Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area.

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

Branching.  On December 1, 2008, we opened our newest branch office in Kenmore, New York. This office generated deposits of $24.0 million as of September 30, 2009. Our branch offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield, in Chautauqua County, New York and in East Amherst, Hamburg, Orchard Park and Kenmore in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County which is a critical component of our future profitability and growth. We currently anticipate opening a new branch office in Depew, New York during April 2010.  This will be our fifth branch location in Erie County, New York and our tenth branch location overall.

Our People.  A large part of our success is related to customer service and customer satisfaction.  Having employees who understand and value our clientele and their business is a key component to our success.  We believe that our employees constitute one of our competitive strengths.  Thus, the retention of such persons and our ability to continue to attract high quality personnel are high priorities.  We recently announced that Daniel P. Reininga will become Chief Operations Officer of the company effective January 1, 2010, to replace the position vacated by Mr. Reginald Corsi in 2008.  Mr. Reininga is currently a member of our board of directors, and he will retain a position on the board while serving as Chief Operations Officer.

Residential Mortgage and Other Lending.  Historically, our lending portfolio has been composed predominantly of residential mortgage loans.  At September 30, 2009 and December 31, 2008, we held $185.3 million and $175.8 million of residential mortgage loans, respectively, which constituted 72.0% and 73.3% of our total loan portfolio, at such respective dates.  We also originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate.  At September 30, 2009 and December 31, 2008, our commercial real estate loan portfolio consisted of loans totaling $27.4 million and $19.5 million, respectively, or 10.7% and 8.1%, respectively, of total loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans.  At September 30, 2009 and December 31, 2008, our commercial loan portfolio consisted of loans totaling $11.2 million and $7.4 million, respectively, or 4.4% and 3.1%, respectively, of total loans.  Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans.  We will sell loans when appropriate and will retain servicing rights to those loans.  We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent.  Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy.  Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines.  At September 30, 2009 and December 31, 2008, our investment securities totaled $122.8 million and $115.8 million, respectively.

Management of Interest Rate Risk

Treasury Yield Curve. As with all community banks, we face a challenge in monitoring our interest rate risk. Banks generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped. During 2007 and 2008, the Federal Reserve cut the federal funds rate 10 times and as of September 30, 2009 the federal funds rate was 0.07%. During 2008, and continuing in 2009, there was unprecedented volatility in the markets including the failure of large investment banks, the conservatorship of Fannie Mae and Freddie Mac, a global liquidity crisis, continuing housing market declines and an ongoing credit crisis with financial institutions. There have been coordinated global initiatives and significant injections of capital and liquidity into the capital markets and financial institutions in response to these events. Between September 2008 and September 2009, yields in all Treasury maturities have shifted lower. However, since December 2008, the yield curve has risen for most maturities. For example, the yield on the 10 year Treasury note declined from 3.82% as of September 30, 2008 to 3.31% as of September 30, 2009. At December 2008, the ten year treasury was yielding 2.21%. Once the Federal Reserve committed to purchasing agency mortgage-backed securities, the yield spread for mortgage loans tightened in relation to Treasury bonds. For example, on September 30, 2008, we offered a 30 year fixed rate mortgage at 6.25%. On September 30, 2009, the rate we offered on this loan type was 5.50%, a decline of 75 basis points. Given the changes to the treasury yield curve and spread relationships, our net interest margin could decline if interest rates on loans remain low or decline further.

Interest Rate Risk. The current interest rate environment is difficult for community banks. Residential mortgage rates have declined in part due to the Federal Reserve purchasing mortgage backed securities. The lower rates on residential mortgage products causes higher rate loans in the portfolio to prepay (or re-finance) and new loan originations to be recorded at low rates. At the same time, interest rates on long term funding has not declined commensurately with mortgage rates, resulting in a narrower interest rate spread. To address these challenges, we have implemented a number of strategies including refinance mitigation and loan sales. We sold $6.2 million of low rate residential mortgage loans during the nine month period ended September 30, 2009. In addition, we continue to monitor market rates for funding options. Prior to 2008, we had purchased an interest rate floor product to help offset lower interest income received on floating rate loans. During 2008 and January 2009, our interest income was enhanced by payments on the floor. Through January 2009, $348,000 of interest income was received. At that time management decided to sell the floor based on the current value and prospects for future rate declines.

We employ a third party financial advisor to assist us in managing our investment portfolio and developing balance sheet strategies. At September 30, 2009 and December 31, 2008, we had $120.1 million and $112.9 million, respectively, invested in securities available for sale, the majority of which are agency collateralized mortgage obligations, agency mortgage-backed, and municipal securities. We do not own any collateralized debt obligations.

Other than Temporary Impairment

During 2008, we wrote down four non-agency asset-backed securities in our investment portfolio due to the continued disruption of the securities and housing markets. The write-down resulted in a pre-tax loss of $1.9 million ($1.2 million, net of tax), which was recorded in “Other Non-interest Income” in the consolidated statements of operations. The securities were rated “AAA” by the major rating agencies when purchased. Three of the securities are collateralized by second lien home equity loans to prime borrowers. These securities were “wrapped” by an insurance guarantee issued by Financial Guaranty Insurance Co. (“FGIC”). As a result of FGIC’s exposure to troubled assets and the inability to raise additional capital, the major rating agencies downgraded FGIC. As a result of FGIC’s downgrade, the major rating agencies downgraded the ratings on these securities. The fourth security is backed by first lien residential mortgages to sub-prime borrowers. The majority of the mortgages underlying this security are adjustable rate loans. As of September 30, 2009 the security was rated CCC/Caa3 by S&P and Moody’s, respectively. The fair market value for all these securities have experienced significant declines. The price declines, accounting rules and associated SEC guidance contributed to management’s determination that the impairment on these securities was “other-than-temporary” during 2008. It should be noted that all of these securities continue to make payments in accordance with their terms as of September 30, 2009. No additional impairments in these securities or impairments on other securities were taken in the three or nine months ended September 30, 2009. Management monitors the securities portfolio for the possibility of additional OTTI on a quarterly basis. Refer to Note 5 of the Notes to Consolidated Financial Statements for more information on OTTI.

Critical Accounting Policies

It is management’s opinion that accounting estimates covering certain aspects of our business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates.  Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance for loan losses required for probable credit losses and the material effect that such judgments can have on the results of operations.  Management’s quarterly evaluation of the adequacy of the allowance considers our historical loan loss experience, review of specific loans, current economic conditions, and such other factors considered appropriate to estimate loan losses.  Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions, or economic conditions.  Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in our local area, concentrations of risk and decline in local property values.

In management’s opinion, the accounting policy relating to valuation of investments is a critical accounting policy.  The fair values of our investments are determined using public quotations, third party dealer quotes, pricing models, or discounted cash flows.  Thus, the determination may require significant judgment or estimation, particularly when liquid markets do not exist for the item being valued.  The use of different assumptions for these valuations could produce significantly different results which may have material positive or negative effects on results of operations.  Refer to Note 9 of the Notes to Consolidated Financial Statements for more information on fair value.

Management also considers the accounting policy relating to the impairment of investments to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the results of operations.  The credit portion of a decline in the fair value of investments below cost deemed to be other than temporary may be charged to earnings resulting in the establishment of a new cost basis for an asset.  Management continually reviews the current value of its investments for evidence of OTTI.  Refer to Note 5 of the Notes to Consolidated Financial Statements for more information on OTTI.

These critical policies and their application are reviewed periodically by our Audit Committee and our Board of Directors.  All accounting policies are important, and as such, we encourage the reader to review each of the policies included in the notes to the consolidated financial statements of our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2008 to better understand how our financial performance is reported.

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

	At September 30, 2009		For the Three Months ended September 30, 2009			For the Three Months ended September 30, 2008
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits & Federal funds sold	$12,337	0.83%	$17,881	$21	0.47%	$18,286	$97	2.12%
Securities	122,794	4.51%	120,082	1,399	4.66%	110,150	1,313	4.77%
Loans	257,995	5.42%	254,518	3,523	5.54%	231,469	3,620	6.26%
Total interest-earning assets	393,126	4.99%	392,481	4,943	5.04%	359,905	5,030	5.59%
Other assets	28,760		28,109			26,918
Total assets	$421,886		$420,590			$386,823
Interest-bearing liabilities:
Demand and NOW accounts	$37,208	0.19%	$37,887	$17	0.18%	$36,593	$35	0.38%
Money market accounts	31,010	0.64%	28,827	56	0.78%	23,528	53	0.90%
Savings accounts	30,294	0.29%	30,525	21	0.28%	29,866	42	0.56%
Time deposits	191,853	3.07%	192,202	1,427	2.97%	160,912	1,461	3.63%
Borrowed funds	45,860	4.01%	46,760	450	3.85%	54,249	540	3.98%
Other interest-bearing liabilities	1,331	8.72%	1,336	30	8.98%	1,367	30	8.78%
Total interest-bearing liabilities	337,556	2.43%	337,537	2,001	2.37%	306,515	2,161	2.82%
Other non-interest bearing liabilities	28,429		28,332			27,546
Stockholders’ equity	55,901		54,721			52,762
Total liabilities and stockholders’ equity	$421,886		$420,590			$386,823
Net interest income				$2,942			$2,869
Interest rate spread					2.67%			2.77%
Net interest margin					3.00%			3.19%

	At September 30, 2009		For the Nine Months ended September 30, 2009			For the Nine Months ended September 30, 2008
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits & Federal funds sold	$12,337	0.83%	$19,017	$77	0.54%	$13,018	$226	2.31%
Securities	122,794	4.51%	118,303	4,154	4.68%	109,667	3,869	4.70%
Loans	257,995	5.42%	248,173	10,488	5.63%	225,293	10,582	6.26%
Total interest-earning assets	393,126	4.99%	385,493	14,719	5.09%	347,978	14,677	5.62%
Other assets	28,760		28,117			26,392
Total assets	$421,886		$413,610			$374,370
Interest-bearing liabilities:
Demand and NOW accounts	$37,208	0.19%	$36,955	$52	0.19%	$36,145	$118	0.44%
Money market accounts	31,010	0.64%	26,844	149	0.74%	23,516	176	1.00%
Savings accounts	30,294	0.29%	29,598	65	0.29%	28,065	118	0.56%
Time deposits	191,853	3.07%	188,200	4,420	3.13%	149,974	4,456	3.96%
Borrowed funds	45,860	4.01%	49,065	1,380	3.75%	56,239	1,683	3.99%
Other interest-bearing liabilities	1,331	8.72%	1,343	87	8.64%	1,374	90	8.73%
Total interest-bearing liabilities	337,556	2.43%	332,005	6,153	2.47%	295,313	6,641	3.00%
Other non-interest bearing liabilities	28,429		27,046			25,472
Stockholders’ equity	55,901		54,559			53,585
Total liabilities and stockholders’ equity	$421,886		$413,610			$374,370
Net interest income				$8,566			$8,036
Interest rate spread					2.62%			2.62%
Net interest margin					2.96%			3.08%

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

	Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits and Federal funds sold	$(74)	$(2)	$(76)
Securities	(30)	116	86
Loans	(438)	341	(97)
Total interest-earning assets	(542)	455	(87)

Interest-bearing liabilities:
Demand and NOW accounts	(19)	1	(18)
Money market accounts	(8)	11	3
Savings accounts	(22)	1	(21)
Time deposits	(291)	257	(34)
Total deposits	(340)	270	(70)
Borrowed funds and other	(16)	(74)	(90)
Total interest-bearing liabilities	(356)	196	(160)

Net change in interest income	$(186)	$259	$73

	Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits and Federal funds sold	$(223)	$74	$(149)
Securities	(18)	303	285
Loans	(1,114)	1,020	(94)
Total interest-earning assets	(1,355)	1,397	42

Interest-bearing liabilities:
Demand and NOW accounts	(69)	3	(66)
Money market accounts	(50)	23	(27)
Savings accounts	(59)	6	(53)
Time deposits	(1,041)	1,005	(36)
Total deposits	(1,219)	1,037	(182)
Borrowed funds and other	(98)	(208)	(306)
Total interest-bearing liabilities	(1,317)	829	(488)

Net change in interest income	$(38)	$568	$530

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

However, beginning September 2007, interest rates began to decrease.  In a decreasing interest rate environment, our earnings may increase if long-term interest-earning assets do not reprice and interest rates on short-term deposits begin to decrease.  In the current rate environment, rates on loan products have significantly declined resulting in these assets repricing. Rates on deposit products have also dropped, more than the decline on loan product rates, which has resulted in a positive interest rate spread.  However, if rates on deposit products remain static and rates on loans continue to fall, our earnings may be negatively impacted.

For the three months ended September 30, 2009, the average yields on our loan portfolio and investment portfolios were 5.54% and 4.66%, respectively, in comparison to 6.26% and 4.77%, respectively, for the three months ended September 30, 2008.  Loan interest income was negatively impacted by declining yields on loan products and by the Company’s sale of its interest rate floor derivative product in January 2009.  During the three month period ended September 30, 2008, the Company recorded $179,000 of loan interest income on the interest rate floor product.  Overall, the average yield on our interest earning assets decreased by 0.55% for the three months ended September 30, 2009 in comparison to the three months ended September 30, 2008.  For the three months ended September 30, 2009, the average rate that we were paying on deposit products decreased by 0.43% in comparison to the same period in the prior year.  Furthermore, the interest paid on our borrowings decreased from 3.98% to 3.85%.  Our interest rate spread for the three months ended September 30, 2009 was 2.67%, which constitutes a 0.10% decrease in comparison to the three months ended September 30, 2008.  Our net interest margin was 3.00% and 3.19% for the three months ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009, the average yields on our loan portfolio and investment portfolios were 5.63% and 4.68%, respectively, in comparison to 6.26% and 4.70%, respectively, for the nine months ended September 30, 2008.  Loan interest income was negatively impacted by declining yields on loan products and by the Company’s sale of its interest rate floor derivative product during January 2009.  During the nine month period ended September 30, 2009, the Company recorded $43,000 of loan interest income on the interest rate floor product, a decrease of $329,000, or 88.4%, compared to $372,000 for the nine month period ended September 30, 2008.  Overall, the average yield on our interest earning assets decreased by 0.53% for the nine months ended September 30, 2009 in comparison to the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, the average rate that we were paying on deposit products decreased by 0.51% in comparison to the same period in the prior year.  Furthermore, the interest paid on our borrowings decreased from 3.99% to 3.75%.  Our interest rate spread for the nine months ended September 30, 2009 and 2008 was 2.62%.  Our net interest margin was 2.96% and 3.08% for the nine months ended September 30, 2009 and 2008, respectively.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets at September 30, 2009 were $421.9 million, an increase of $14.1 million, or 3.5%, from $407.8 million at December 31, 2008.  The increase in total assets was primarily attributable to an increase of $17.5 million in loans receivable, net and an increase of $7.3 million in securities, partially offset by a decrease of $9.6 million in cash and cash equivalents.

Cash and cash equivalents decreased by $9.6 million, or 33.0%, from $29.0 million as of December 31, 2008 to $19.5 million as of September 30, 2009.  The decrease was attributable to a $14.4 million decrease in federal funds sold primarily due to utilization of funds for loan originations and investment security purchases.

Securities available for sale increased by $7.3 million, or 6.4%, to $120.1 million at September 30, 2009 from $112.9 million at December 31, 2008.  The increase was attributable to purchases of new securities during the nine month period ended September 30, 2009 of $31.2 million, partially offset by $25.8 million of paydowns during the same period.

Loans receivable, net increased by $17.5 million, or 7.3%, to $258.0 million at September 30, 2009 from $240.5 million at December 31, 2008.  The table below shows the changes in loan volume by loan type between December 31, 2008 and September 30, 2009:

			Change
	September 30, 2009	December 31, 2008	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, 1-4 Family	$185,296	$175,808	$9,488	5.4%
Home Equity	29,690	28,143	1,547	5.5%
Commercial	27,445	19,513	7,932	40.6%
Construction	1,138	6,479	(5,341)	(82.4)%
Total Real Estate Loans	243,569	229,943	13,626	5.9%

Commercial Loans	11,214	7,403	3,811	51.5%
Consumer Loans	2,513	2,350	163	6.9%

Total Gross Loans	257,296	239,696	17,600	7.3%
Allowance for Loan Losses	(1,601)	(1,476)	(125)	8.5%
Net deferred loan costs	2,300	2,243	57	2.5%
Loans receivable, net	$257,995	$240,463	$17,532	7.3%

The increase in residential loans was attributable to lower interest rates being offered on residential mortgage loans during the first nine months of 2009.  Mortgage loans represented 72.0% of the loan portfolio at September 30, 2009.  We do not carry any “sub-prime” loans in our mortgage portfolio.  The increase in commercial lending was attributable to completion of construction on non-residential properties and our efforts to increase loan originations in this category, especially in the Erie County market area.  Commercial real estate loans and other commercial loans represented 10.7% and 4.4%, respectively, of the total loan portfolio at September 30, 2009.

The table below shows changes in deposit volumes by type of deposit between December 31, 2008 and September 30, 2009:

			Change
	September 30, 2009	December 31, 2008	$	%
	(Dollars in thousands)
Demand Deposits:
Non-interest bearing	$21,579	$25,811	$(4,232)	(16.4)%
Interest bearing	37,208	35,303	1,905	5.4%
Money market	31,010	25,157	5,853	22.3%
Savings	30,294	27,290	3,004	11.0%
Time deposits	191,853	179,687	12,166	6.8%

Total Deposits	$311,944	$293,248	$18,696	6.4%

The decrease in non-interest bearing deposits was due to a large commercial customer deposit that was temporarily held at Lake Shore Savings in December 2008.  The growth in total deposits was primarily attributable to our newest branch office in Kenmore, New York, which generated $12.3 million in new deposits for the first nine months of 2009. The growth in total deposits was also attributed to our ability to offer or match competitive rates in our market area.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, decreased by $6.1 million from $52.0 million at December 31, 2008 to $45.9 million at September 30, 2009.  Short-term borrowings decreased $1.5 million from $5.5 million at December 31, 2008 to $4.0 million at September 30, 2009. Long-term debt decreased $4.6 million from $46.5 million at December 31, 2008 to $41.9 million at September 30, 2009.  The decline in borrowings was due to the repayment of debt and the available use of deposits and cash to fund loan originations and investment purchases.

Total equity was $55.9 million at September 30, 2009 compared to $54.2 million at December 31, 2008.  The increase in equity was the result of net income in the first nine months of 2009 and an increase in other comprehensive income and stock related awards, partially offset by treasury stock purchases and dividend payments.

Comparison of Results of Operations for the Three Months Ended September 30, 2009 and 2008

General.  Net income was $602,000 for the three months ended September 30, 2009, or $0.10 per diluted share, compared to net income of $867,000, or $0.14 per diluted share for the three months ended September 30, 2008.  Net income during the 2008 period included $179,000 in earnings on an interest rate floor derivative product that was sold in January 2009.  Net income during the 2009 period was also impacted by an increase in FDIC assessments and salary and employee benefit costs.

Net Interest Income. Net interest income was $2.9 million for the quarters ended September 30, 2009 and 2008.   Net interest spread and net interest margin were 2.67% and 3.00%, respectively, for the quarter ended September 30, 2009 compared to 2.77% and 3.19%, respectively, for the quarter ended September 30, 2008.

Interest Income.  Interest income decreased by $87,000, or 1.7%, from $5.0 million for the quarter ended September 30, 2008 to $4.9 million for the quarter ended September 30, 2009.  Loan interest income decreased by $97,000, or 2.7%, from $3.6 million for the quarter ended September 30, 2008 to $3.5 million for the quarter ended September 30, 2009.  Loan interest income was negatively impacted by declining interest rates, as the yield on our average loan portfolio dropped 72 basis points from 6.26% during the three months ended September 30, 2008 to 5.54% during the three months ended September 30, 2009.  Loan interest income was also impacted by a decline in earnings on the interest rate floor product of $179,000 during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to the sale of this product in January 2009.  Loan interest income was positively impacted by a $23.0 million, or 10.0%, increase in the average balance of loans receivable, net to $254.5 million as of September 30, 2009 from $231.5 million as of September 30, 2008.  Investment interest income increased $86,000, or 6.5%, from $1.3 million for the quarter ended September 30, 2008 to $1.4 million for the quarter ended September 30, 2009. The investment portfolio had an average balance of $120.1 million and an average yield of 4.66% for the quarter ended September 30, 2009 compared to an average balance of $110.2 million and an average yield of 4.77% for the quarter ended September 30, 2008.  Other interest income decreased $76,000, or 78.4%, from $97,000 for the quarter ended September 30, 2008 to $21,000 for the quarter ended September 30, 2009.  This decrease is primarily due to a decrease in the average yield from 2.12% for the quarter ended September 30, 2008 to 0.47% for the quarter ended September 30, 2009 on federal funds and other interest bearing deposits.

Interest Expense.  Interest expense decreased by $160,000, or 7.4%, from $2.2 million for the quarter ended September 30, 2008 to $2.0 million for the quarter ended September 30, 2009. The interest paid on deposits decreased by $70,000, or 4.4%, for the quarter ended September 30, 2009 compared to the same quarter in 2008.  This decrease was due to a decrease in the average rate paid on interest bearing deposits from 2.54% for the quarter ended September 30, 2008 to 2.10% for the quarter ended September 30, 2009, which was partially offset by an increase in average interest bearing deposits of $38.5 million from $250.9 million at September 30, 2008 to $289.4 million at September 30, 2009.   The interest expense related to advances from the Federal Home Loan Bank of New York decreased by $90,000, or 16.7%, from $540,000 for the quarter ended September 30, 2008 to $450,000 for the quarter ended September 30, 2009.  The average rate paid on these borrowings decreased from 3.98% to 3.85% while the average balance of these borrowings also decreased from $54.2 million to $46.8 million for the quarters ended September 30, 2008 and 2009, respectively.

Provision for Loan Losses.  Provision for loan losses decreased by $55,000, or 36.7%, to $95,000 for the quarter ended September 30, 2009 from $150,000 for the quarter ended September 30, 2008.   Despite an increase in non-performing assets from $1.6 million in September 2008 to $2.5 million in September 2009, management has determined that a higher provision was not necessary due to the quality of the loan portfolio. The majority of our loans are residential mortgage loans or commercial mortgage loans backed by first lien collateral on real estate held in the Western New York region. Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values. We do not hold any sub-prime loans in our loan portfolio.

We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable incurred credit losses in the loan portfolio.  The amount of allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur.  Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain adequacy of the allowance.  Our methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements.  These elements include an assessment of individual problem loans which are past due for more than 90 days, loss experience trends, loan classification and other relevant factors such as changes in the nature and volume of our loan portfolio, changes in the value of underlying collateral, and changes in economic conditions.  While allocations are made to specific loans and pools of loans, the total allowance is available for all loan losses.  In light of current economic conditions, we are continuing to monitor our loan portfolio, and we will modify the provision for loan losses as necessary in subsequent periods.

Non-interest Income.  Non-interest income decreased by $52,000, or 7.6%, to $633,000 for the quarter ended September 30, 2009 compared to $685,000 for the same period in 2008.  The decrease was primarily due to a decrease in earnings on bank owned life insurance of $31,000 as a result of a reduced crediting rate on one of the insurance products which occurred in January 2009.

Non-interest Expense.  Non-interest expense increased by $319,000, or 13.4%, to $2.7 million for the quarter ended September 30, 2009 compared to $2.4 million for the quarter ended September 30, 2008.  Non-interest expense during the 2009 period was impacted by an FDIC assessment of $103,000 compared to an assessment of $10,000 for the quarter ended September 30, 2008.  The increase was the result of changes in premiums mandated by the FDIC and the application of one-time assessment credits granted by the FDIC in 2007 against 2008 premiums.   Non-interest expense during the 2009 period was also impacted by salary and employee benefit costs which increased by $214,000 for the quarter ended September 30, 2009 compared to the 2008 period partly due to receipt of $71,000 in credits for 401(k) plan forfeitures during the third quarter of 2008.  The remaining increase in salary and employee benefit cost was due to annual raises, increased health insurance costs and additional staff needed to open a new branch office in Kenmore, New York on December 1, 2008.

Income Tax Expense.   Income tax expense increased by $22,000, or 14.8%, from $149,000 for the quarter ended September 30, 2008 to $171,000 for the quarter ended September 30, 2009.  The majority of the increase in income tax expense was attributed to the impact of the pre-tax treatment of the $1.7 million impairment charge recorded in the second quarter of 2008.  As a result of the impairment charge, our projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance decreased significantly, causing our effective tax rate estimate to increase to 21.7% for 2009. Our effective tax rate was 22.1% for the quarter ended September 30, 2009, after taking into consideration the change in the estimated rate from the first and second quarters of 2009, as compared to 14.7% for the quarter ended September 30, 2008.

Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and 2008

General.  The Company reported net income for the nine month period ended September 30, 2009 of $1.4 million, or $0.23 per diluted share.  This was a $762,000 increase over net income of $599,000, or $0.10 per diluted share, for the nine month period ended September 30, 2008.  Excluding the pre-tax impairment charge of $1.7 million related to write-downs of the Company’s investments in four non-agency asset backed securities during 2008, net income for the nine months ended September 30, 2008 would have been $1.8 million, or $0.29 per diluted share, which is a $394,000, or 22.5%, decrease from the 2008 period to the 2009 period.  The decrease in net income for the nine month period ended September 30, 2009 was partially due to an increase in FDIC assessments of $567,000. The Company’s results also reflect the sale of its interest rate floor derivative product in the first quarter of 2009. During the nine month period ended September 30, 2008, the Company had earned $329,000 more on this product than the amount earned during the same period in 2009.  These increased expenses were partially offset by an increase in net interest income of $530,000 primarily due to decreased interest expenses on deposit accounts and borrowings.

Net Interest Income.  Net interest income increased by $530,000, or 6.6%, to $8.6 million for the nine months ended September 30, 2009 from $8.0 million for the same period last year.  Net interest spread and net interest margin were 2.62% and 2.96%, respectively, for the nine months ended September 30, 2009 compared to 2.62% and 3.08% for the nine months ended September 30, 2008, respectively.

Interest Income.  Interest income was $14.7 million for the nine months ended September 30, 2009 and 2008.  Loan interest income decreased by $94,000 for the nine months ending September 30, 2009 compared to the same nine month period in 2008.  As mentioned above, loan interest income was negatively impacted by the Company’s sale of its interest rate floor derivative product during January 2009.    Loan interest income was positively impacted by a $22.9 million, or 10.2%, increase in the average balance of loans receivable, net for the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008. However, loan interest income was negatively impacted as the yield on our average loan portfolio dropped 63 basis points from 6.26% during the nine months ended September 30, 2008 to 5.63% during the nine months ended September 30, 2009.  Interest income on investments increased by $285,000, or 7.4%, for the nine month period ended September 30, 2009 compared to the same period in 2008, due to an increase in the average balance of investments of $8.6 million, or 7.9%, during the nine month period ended September 30, 2009.  Interest income on cash deposits held by the Company during the nine month period ended September 30, 2009 decreased by $149,000, or 65.9%, to $77,000 compared to $226,000 during the same period in 2008, due to lower average outstanding cash deposits and interest rates.

Interest Expense.  Interest expense decreased by $488,000, or 7.3%, to $6.2 million for the nine months ended September 30, 2009 compared to the same period in 2008.  Interest expense on deposits decreased by $182,000, or 3.7%, for the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008 despite an 18.5% increase in average deposit balances for the nine month period ended September 30, 2009 compared to the same period in 2008, due to lower interest rates being offered on deposit products during the 2009 period.  Interest expense on borrowings decreased by $303,000, or 18.0%, for the nine month period ended September 30, 2009 in comparison to the same period in 2008, due to a $7.2 million decrease in average outstanding borrowings and lower interest rates.

Provision for Loan Losses.  Provision for loan losses decreased $45,000, or 15.0%, to $255,000 for the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008.  As noted above, management has determined that a higher provision was not necessary due to the quality of the loan portfolio.

Non-interest Income.   Non-interest income increased by $1.6 million to $1.8 million for the nine month period ended September 30, 2009 compared to $190,000 for the same period in 2008.  The increase was mainly due to a pre-tax $1.7 million other-than-temporary impairment charge recorded in 2008 on certain non-agency asset-backed securities.  Excluding this impairment charge, non-interest income decreased by $144,000, or 7.5%, in the nine month period ended September 30, 2009 compared to the same period in 2008.  This 7.5% decrease was primarily due to a decrease in earnings on bank owned life insurance of $101,000 for the nine month period ended September 30, 2009 compared to the same period in 2008 as a result of a reduced crediting rate on one of the insurance products.  Service charges and fees also decreased by $36,000 during the nine month period ended September 30, 2009 as we believe customers strived to limit the fees they incur in the current economic environment.

Non-interest Expense.  Non-interest expense was $8.4 million for the nine months ended September 30, 2009 compared to $7.2 million for the same period in 2008, an increase of $1.1 million, or 15.8%.  The increase in non-interest expense for the nine month period ended September 30, 2009 was partially due to an increase in FDIC assessments of $567,000 as a result of changes in premiums mandated by the FDIC, a one time special assessment imposed during the second quarter of 2009, and the application of one-time assessment credits granted by the FDIC in 2007 against 2008 premiums.   Salary and employee benefit expenses also increased by $401,000 in the nine month period ended September 2009 compared to the same period in 2008.  This was due in part to the receipt of $86,000 in 401(k) forfeitures during the 2008 period, annual salary increases, increased costs for health insurance and additional expenses for staff at our newest branch office, which opened in December 2008.   The Company also recorded a loss of $135,000 on the sale of its interest rate floor derivative product in January 2009.

Income Tax Expense.    Income tax expense increased by $259,000 to $378,000 for the nine months ended September 30, 2009 compared to $119,000 for the nine months ended September 30, 2008.  The majority of the increase in income tax expense was attributed to the impact of the pre-tax treatment of the $1.7 million impairment charge recorded in the 2008 period.  As a result of the impairment charge, our projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance decreased significantly, causing our effective tax rate estimate to increase to 21.7% for the nine months ended September 30, 2009 compared to 16.6% for the nine months ended September 30, 2008.

Loans Past Due and Non-performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due.  Non-performing assets, including non-performing loans and foreclosed real estate, totaled $2.5 million at September 30, 2009 and $1.7 million at December 31, 2008.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At September 30,	At December 31,
	2009	2008
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
One-to-four family	$704	$562
Construction	-	-
Commercial real estate	45	46
Home equity loans and lines of credit	37	25
Other loans:
Commercial loans	-	-
Consumer loans	1	15
Total	$787	$648
Loans accounted for on a nonaccrual basis:
Mortgage loans on real estate:
One-to-four family	$920	$790
Construction	-	-
Commercial real estate	462	152
Home equity loans and lines of credit	32	49
Other loans:
Commercial loans	66	-
Consumer loans	19	12
Total non-accrual loans	1,499	1,003
Total nonperforming loans	2,286	1,651
Foreclosed real estate	236	48
Restructured loans	-	-
Total nonperforming assets	$2,522	$1,699
Ratios:
Nonperforming loans as a percent of total net loans:	0.89%	0.69%
Nonperforming assets as a percent of total assets:	0.60%	0.42%

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2009		2008
	(Dollars in thousands)
Balance at beginning of period:	$1,476		$1,226
Provision for loan losses	255		391
Charge-offs:
Mortgage loans on real estate:
One-to-four family	73		102
Construction	-		-
Commercial real estate.	21		-
Home equity loans and lines of credit	16		-
Other loans:
Commercial loans	-		16
Consumer loans	32		30
Total charge-offs	142		148
Recoveries:
Mortgage loans on real estate:
One-to-four family	-		-
Construction	-		-
Commercial real estate	-		-
Home equity loans and lines of credit	7		-
Other loans:
Commercial loans.	-		3
Consumer loans.	5		4
Total recoveries	12		7

Net charge-offs	130		141

Balance at end of period	$1,601		$1,476

Average loans outstanding	$248,173		$228,392

Ratio of net charge-offs to average loans outstanding	0.07	%(1)	0.06%

Allowance for loan losses as a percent of total net loans	0.62%		0.61%

Allowance for loan losses as a percent of non-performing loans	70.03%		89.40%
(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which as of August 11, 2009, allowed us to borrow up to $37.9 million on an overnight line of credit and $37.9 million on a one-month overnight repricing line of credit.  As of September 30, 2009, we had no borrowings outstanding under either of these agreements.  We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans.  At September 30, 2009, we had outstanding advances totaling $45.9 million under this agreement.

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

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities.  For the nine months ended September 30, 2009, we originated loans of approximately $59.0 million in comparison to approximately $51.3 million of loans originated during the nine months ended September 30, 2008.  This increase was primarily due to increased loan originations within our residential and commercial loan portfolios.  Purchases of available for sale securities totaled $31.2 million in the nine months ended September 30, 2009 and $16.6 million in the nine months ended September 30, 2008. The increase was primarily due to an increase in deposits.

At September 30, 2009, we had loan commitments to borrowers of approximately $5.8 million and overdraft lines of protection and unused home equity lines of credit of approximately $24.5 million.

Total deposits were $311.9 million at September 30, 2009, as compared to $293.2 million at December 31, 2008. Time deposit accounts scheduled to mature within one year were $145.7 million at September 30, 2009.  The increase in total deposits occurred as a result of opening a new branch office in Kenmore, New York on December 1, 2008. We anticipate that a significant portion of the time deposits that are scheduled to mature within one year will remain with us.

During 2008 and in the first nine months of 2009, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets as the U.S. economy experienced a recession.  While the recession has had far-reaching effects, our financial condition and liquidity position remain strong.

On November 12, 2009, the FDIC Board of Directors approved a final rule that requires insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and full years 2010 through 2012 on December 29, 2009.  This action was taken to meet immediate liquidity needs of the FDIC and restore the Deposit Insurance Fund to its federally mandated level without imposing additional special assessments.  Under this new rule, the prepaid assessment amount will be calculated using the institution’s third quarter 2009 base assessment rate and corresponding assessment base (deposit data) for each quarter, with the assessment rate increasing 3 basis points for the purpose of calculating the 2011 and 2012 amounts and the assessment base increasing at a 5% annual growth rate for each quarter of the prepayment period.  Based on this calculation, management believes the amount of the Company’s required payment will not have a material adverse effect on our liquidity or future results of operations and financial condition.

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

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 7 of the Notes to Consolidated Financial Statements for a summary of loan commitments outstanding as of September 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management of Market Risk

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at September 30, 2009 from the information presented in the Company’s Form 10-K for the year ended December 31, 2008.

Item 4T.	Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2009, to ensure that information relating to us, which is required to be disclosed in the reports we file with the SEC under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2008, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.  Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund (“DIF”).  FDIC insurance premiums have increased substantially in 2009 and we expect to pay significantly higher FDIC premiums in the future. Effective April 1, 2009, the FDIC adopted a final rule revising its risk-based assessment system.  The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits.  The revisions effectively result in a range of possible assessments under the risk-based system of 7 to 77.5 basis points, which may increase premiums paid by FDIC insured institutions.

On May 22, 2009, the FDIC imposed a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution could not exceed 10 basis points times the institution's assessment base. This emergency assessment was calculated based on the institution’s assets as of June 30, 2009, totaled $185,000 for the Company, and was collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. On November 12, 2009, the FDIC Board of Directors approved a final rule that requires insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, unless an exemption is obtained from the FDIC.  Under this new rule, an institution will account for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 30, 2009, the date the payment will be made.  Subsequently, each institution will record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution would resume paying and accounting for quarterly deposit insurance assessments as they currently do.  Although the FDIC has the authority to exempt institutions from the prepayment requirement when prepayment would impact the institution’s safety and soundness, the FDIC has stated it expects few exemptions to be granted, and the Company currently does not expect to apply for an exemption.

We also participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. The general termination date for the transaction account guarantee portion of the TLGP is December 31, 2009.  To promote an orderly phase-out of the program, on August 26, 2009, the FDIC adopted a final rule extending the program for six months, through June 30, 2010.  For institutions that choose to remain in the program, the fee will be raised and adjusted to reflect the institution’s risk profile. Any institution currently participating in the program that wishes to opt out of the transaction account guarantee program extension must submit its opt-out election to the FDIC on or before November 2, 2009.  We have decided to remain in the program, and therefore will be subject to additional fees for the extended portion of the program.

There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the DIF’s reserve ratio.  Increases in FDIC insurance premiums will add to our cost of operations and could have a significant impact on the profitability of our business.

There can be no assurance regarding the impact of pending legislation or regulatory changes on the U.S. financial services industry and the U.S. financial system or that the phase-out of existing recovery programs will not adversely impact the system. Current legislation and regulatory changes are being proposed for many aspects of the existing structure of the U.S. financial system.  Any of these proposed changes could have a material adverse impact on our business, financial condition, results of operations, access to credit and the value of our securities.  Similarly, the premature termination, manner or timing of the phase-out of existing programs implemented to assist the U.S. financial system in recovering from the recent financial crisis could have a material adverse impact on our business, financial condition, results of operations, access to credit or the value of our securities.

The results of our operations may be adversely affected if asset valuations cause other-than-temporary impairment charges.  We may be required to record future impairment charges on our investment securities if they suffer declines in value that are considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could  have a material adverse effect on the Company’s liquidity, its ability to pay dividends to shareholders, and its regulatory capital ratios.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended September 30, 2009:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2009 through July 31, 2009	5,000	$7.30	5,000	101,264
August 1, 2009 through August 31, 2009	20,000	7.30	20,000	81,264
September 1, 2009 through September 30, 2009	-	-	-	81,264
Total	25,000	$7.30	25,000	81,264
______________
(1)   On February 25, 2009, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 129,298 shares of our outstanding common stock.  This amount represented 5% of our outstanding stock not owned by Lake Shore, MHC.   The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

Item 6.	Exhibits

3.1	Charter of Lake Shore Bancorp, Inc.1

3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.2

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
______________
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

LAKE SHORE BANCORP, INC.
(Registrant)

/s/ David C. Mancuso
November 16, 2009	By:	David C. Mancuso
President and Chief Executive Officer (Principal Executive Officer)

/s/ Rachel A. Foley
November 16, 2009	By:	Rachel A. Foley
Chief Financial Officer (Principal Financial and Accounting Officer)