Form 10-K
period 2009-12-31
Lake Shore Bancorp, Inc.
filed 2010-03-31
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was $17,905,573 based on the per share closing price as of June 30, 2009 on the Nasdaq Global Market for the registrant’s common stock, which was $7.00.

There were 6,089,722 shares of the registrant’s common stock, $.01 par value per share, outstanding at March 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders	III

PART I

Item 1. Business.

General

Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” “us,” or “we”) is a federally-chartered corporation organized in 2006 and is registered as a savings and loan holding company with the Office of Thrift Supervision (“OTS”).  Lake Shore Bancorp serves as the holding company for Lake Shore Savings Bank (“Lake Shore Savings”).  As of March 24, 2010, Lake Shore, MHC, a federal mutual holding company registered as a savings and loan holding company with the OTS, owned 59.7% of the outstanding shares of Lake Shore Bancorp’s common stock.  Our common stock is quoted on the Nasdaq Global Market under the symbol “LSBK.” Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Savings include Lake Shore Bancorp and Lake Shore Savings on a consolidated basis.

Lake Shore, MHC does not engage in any business activity other than its investment in a majority of the common stock of Lake Shore Bancorp.  Federal law and regulations require that as long as Lake Shore, MHC is in existence, it must own at least a majority of Lake Shore Bancorp’s common stock.

At December 31, 2009, Lake Shore Bancorp had total assets of $425.7 million, of which $259.2 million was comprised of loans receivable, net and $118.4 million was comprised of available for sale securities.  At December 31, 2009, total deposits were $318.4 million and total equity was $55.4 million.

For over 118 years we have served the local community of Dunkirk, New York.  Lake Shore Savings was chartered as a New York savings and loan association in 1891.  In 1987, we opened our second office in Fredonia, New York.  Since 1993, we have more than tripled our asset-size and expanded to nine branch offices.  In addition, we have added three administrative office buildings which comprise our corporate headquarters in Dunkirk, New York. Our principal business consists of (1) attracting retail deposits from the general public in the areas surrounding our corporate headquarters in Dunkirk, New York and nine branch offices in Chautauqua and Erie Counties, New York and (2) investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, home equity loans and lines of credit and commercial real estate loans and, to a lesser extent, commercial business loans, consumer loans, and investment securities.  Our revenues are principally derived from interest generated from our loans and interest earned and dividends received on our investment securities.  Our primary sources of funds for lending and investments are deposits, payments of loan principal, payments on mortgage-backed and asset-backed securities, maturities and calls of investment securities and income resulting from operations in prior periods.

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

Market Area

Our operations are conducted out of our corporate headquarters in Dunkirk, New York and nine branch offices.  Our branches in Chautauqua County, New York are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield.  In Erie County, New York our branch offices are located in Orchard Park, East Amherst, Hamburg and Kenmore. Our first branch office in Erie County opened during April 2003 and the most recent branch office opened in December 2008.  We also have six stand-alone ATMs.  The opening of the Orchard Park, East Amherst, Hamburg and Kenmore branch offices demonstrates the implementation of our growth strategy which is focused on expansion within Erie County while preserving our market share in Chautauqua County.  We plan to open another Erie County branch office in Depew during April 2010.  We continue to be among the top residential mortgage lenders in Chautauqua County.

Our geographic market area for loans and deposits is principally Chautauqua and Erie Counties, New York.  Northern Chautauqua County is located on Lake Erie in the western portion of New York and is approximately 45 miles from Buffalo, New York.  There are multiple prime industries in this county and a skilled and productive labor force.  Northern Chautauqua County is served by three accredited hospitals and offers higher education opportunities.  We have lending and deposit relationships with such institutions.  Southern Chautauqua County is more of a tourist area, featuring Chautauqua Lake, but it also hosts a broad diversity of industry, commercial establishments and financial institutions as well as a skilled and productive workforce.  Jamestown, New York, where we opened the first of two branch offices in 1996, is the most populous city in Chautauqua County.

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

The demographic characteristics of our market area are less attractive than national and state measures.  Both Chautauqua and Erie Counties exhibit slower rates of population growth when compared to the United States and New York State averages. In addition, both Chautauqua and Erie Counties have lower per capita income and slower growth in per capita income when compared to the United States and the New York State averages.  Since Chautauqua County has historically exhibited less attractive demographic characteristics, we may have limited growth opportunities in Chautauqua County.  However, Erie County displays a stronger housing market and Erie County’s population base is five times larger than Chautauqua County, which offers us a new source of customers in the form of deposit and lending opportunities.  Notwithstanding these demographic characteristics, our primary market area has historically been stable, with a diversified base of employers and employment sectors. The local economies that we serve are not dependent on one key employer. Transportation equipment is the largest manufacturing industry in the Buffalo area, as well as production of component parts. The principal employment sectors are service-related (excluding financial), wholesale and retail trade, and durable-goods manufacturing.  Most of the job opportunities in Chautauqua and Erie Counties have been in service-related industries, and service jobs now account for the largest portion of the workforce.

The challenging economic conditions affecting the national and global financial markets are not having a significant effect on the housing prices in our market area.  However, unemployment rates in 2009 have increased which may affect our ability to originate residential mortgage loans.

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

Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, mortgage brokers, finance companies, insurance companies, and brokerage and investment banking firms.  The most direct competition for deposits has historically come from credit unions, commercial banks and savings banks.  Specifically, we compete with regional financial institutions such as Northwest Savings Bank and Evans Bank; state-wide financial institutions such as M&T Bank, Key Bank, and First Niagara Bank; and nation-wide financial institutions such as HSBC Bank USA and Bank of America.  We are significantly smaller than many of these state-wide and nation-wide financial institution competitors.  We face additional competition for deposits from short-term money market funds, corporate and government securities funds, and from brokerage firms, mutual funds and insurance companies.

To remain competitive, we provide superior customer service and are active participants in our local community.  The following are examples of our commitment to customer service:

●	We have expanded our branch network and ATM network to grow our customer base and provide greater convenience to our existing customers.

●	We offer a Direct Access Secure Hotline (DASH) with 24 hour, 7 days a week access to all customer accounts via telephone.

●
We provide online bill pay and e-statements to our customers. We also have a secure account management on-line banking website which allows customers instant access to their account activity via the internet.  We continue to upgrade our on-line banking services as technology evolves.

●
We offer retail customers with a Smart Account (NOW account), Free & Easy Checking account or Money Market Checking account, a “Navigator Card,” an ATM/Debit card which may be used at ATM machines within our ATM network for deposits and withdrawals and as a debit card anywhere MasterCard is accepted.

●	We entered into alliances with M&T Bank and Evans National Bank to provide customers surcharge free access to their accounts with us through the ATMs of these institutions as well as our own.

●
We offer a variety of mortgage loan products, including: 5/1, 7/1 and 7/23 adjustable rate mortgages, an 80/15/5 loan, which is a combined mortgage and home equity product, a construction end loan, a “no closing cost” mortgage and home equity product, and a Rural Development Guaranteed Loan Program (GLP) mortgage loan, which provides 100% financing.

●	In our last three Community Reinvestment Act evaluations by the Office of Thrift Supervision, most recently concluding on November 28, 2007, we consistently received an “Outstanding” rating.

●
We offer a Home Equity Line of Credit product which provides an option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest.  As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount.

●
We provide Remote Deposit services to our commercial customers, which allows the customer to deposit checks electronically from their place of business and to obtain access to detailed reports of their deposit activity.  Customers gain efficiencies from time saved having to go to a branch office to make a deposit.

●
We issue Business Debit Cards to allow our business customers the convenience of accessing their funds through the use of a debit card instead of writing checks. The Business Debit Card carries the MasterCard logo and enables the business to use their card anywhere MasterCard is accepted.

Lending Activities

General.  We have a long-standing commitment to the origination of residential mortgage loans, including home equity loans, and we also originate commercial real estate, commercial and consumer loans.  We currently retain substantially all of the loans that we originate; however, we have sold and may in the future sell residential mortgage and student loans into the secondary market, retaining servicing rights for the residential mortgage loans. At December 31, 2009, we had total loans of $258.4 million, of which $185.8 million, or 71.9%, were one-to-four family residential mortgages.  Of residential mortgage loans outstanding at that date, 4.4% were adjustable-rate mortgage loans and 95.6% were fixed rate loans. At December 31, 2009, 11.7% of the loan portfolio was comprised of home equity loans, of which 72.3% were adjustable rate loans and 27.7% were fixed rate loans.  The remainder of our loans at December 31, 2009, amounting to $42.5 million, or 16.4% of total loans, consisted of 11.0% commercial real estate loans, 0.1% construction loans, 4.4% commercial loans and 0.9% consumer loans, which include personal loans, home improvement loans, overdraft lines of credit, automobile loans and guaranteed student loans.

The interest rates we offer for loans are affected principally by the demand for loans, the supply of money available for lending purposes and the interest rates offered by our competitors.  These factors, in turn, are affected by general and local economic conditions and monetary policies of the federal government, including the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

Loan Portfolio.  The following table sets forth the composition of our loan portfolio, by type of loan, in dollar amounts and in percentages at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans:
One-to-four family	$185,753	71.88%	$175,808	73.35%	$157,834	72.36%	$149,408	72.72%	$148,172	71.85%
Commercial real estate	28,328	10.96	19,513	8.14	20,394	9.35	17,150	8.35	16,827	8.16
Construction loans	365	0.14	6,479	2.70	2,775	1.27	1,570	0.76	1,635	0.79
Home equity loans and lines of credit	30,158	11.67	28,143	11.74	26,569	12.18	25,896	12.60	28,624	13.88
	244,604	94.66	229,943	95.93	207,572	95.16	194,024	94.43	195,258	94.68
Other loans:
Commercial loans	11,430	4.42	7,403	3.09	8,246	3.78	8,746	4.26	8,264	4.00
Consumer loans	2,377	0.92	2,350	0.98	2,306	1.06	2,689	1.31	2,712	1.32
	13,807	5.34	9,753	4.07	10,552	4.84	11,435	5.57	10,976	5.32

Total loans	258,411	100.00%	239,696	100.00%	218,124	100.00%	205,459	100.00%	206,234	100.00%

Deferred loan costs	2,327		2,243		1,813		1,475		1,166
Allowance for loan losses	(1,564)		(1,476)		(1,226)		(1,257)		(1,240)

Loans, net	$259,174		$240,463		$218,711		$205,677		$206,160

Loan Maturity.  The following table presents the contractual maturity of our loans at December 31, 2009.  The table does not include the effect of prepayments or scheduled principal amortization.  Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	One-to-Four Family	Commercial Real Estate	Construction Loans	Home Equity Loans	Commercial	Consumer	Total
Amounts due in:
One year or less	$34	$25	$—	$28	$63	$1,088	$1,238
After one year through five years	2,802	534	—	4,326	1,531	677	9,870
Beyond five years	182,917	27,769	365	25,804	9,836	612	247,303
Total	$185,753	$28,328	$365	$30,158	$11,430	$2,377	$258,411

Interest rate terms on amounts due after one year:
Fixed rate	$177,643	$12,527	$365	$8,334	$7,446	$1,229	$207,544
Adjustable rate	8,076	15,776	—	21,796	3,921	60	49,629
Total	$185,719	$28,303	$365	$30,130	$11,367	$1,289	$257,173

The following table presents our loan originations, purchases, sales, and principal payments for the periods indicated.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Total loans:
Balance outstanding at beginning of period	$239,696	$218,124	$205,459	$206,234	$199,922

Originations:
Mortgage loans	64,725	61,229	44,046	30,806	36,504
Commercial and consumer loans	6,670	4,854	5,371	7,047	7,067
Total originations	71,395	66,083	49,417	37,853	43,571

Deduct:
Principal repayments:
Mortgage loans	40,439	34,587	29,641	31,303	30,498
Commercial and consumer loans	4,967	8,041	6,076	5,990	6,141
Total principal payments	45,406	42,628	35,717	37,293	36,639

Transfers to foreclosed real estate	708	422	81	357	118

Loan sales – Sonyma(1) and Freddie Mac(2)	6,300	1,311	482	406	—
Loan sales – guaranteed student loans (3)	—	2	333	402	419

Loans charged off	266	148	139	170	83

Total deductions	52,680	44,511	36,752	38,628	37,259
Balance outstanding at end of period	$258,411	$239,696	$218,124	$205,459	$206,234

(1)  State of New York Mortgage Agency.

(2) During 2009, we sold $6.2 million of residential mortgage loans with low yields to Freddie Mac in order to offset long term interest rate risk.

(3) During 2008, we were notified that Sallie Mae would no longer purchase student loans. As a result, we now retain student loans in our loan portfolio after a student graduates.

Residential Mortgage Lending.  We emphasize the origination of residential mortgage loans secured by one-to-four family properties.  At December 31, 2009, loans on one-to-four family residential properties accounted for $185.8 million, or 71.9%, of our total loan portfolio.  Of residential mortgage loans outstanding on that date, 4.4% of our loans were adjustable rate mortgage loans and 95.6% were fixed rate loans.  At December 31, 2009, approximately 66.5% of our residential mortgage portfolio was secured by property located in Chautauqua County, 29.5% by property located in Erie County and 4.0% by property located elsewhere.  Approximately 12% of all residential loan originations during fiscal year 2009 were re-financings of loans already in our portfolio.

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

Our residential lending policies and procedures ensure that our residential mortgage loans generally conform to secondary market guidelines.  We underwrite all conforming rate loans using the same criteria required by the Federal Home Loan Mortgage Corporation.  We originate residential mortgage loans with a loan to value ratio up to 97%, and up to 102% with our Rural Development Guaranteed Loan Program (GLP) mortgage loan product.  Mortgages originated with a loan-to-value ratio exceeding 80% normally require private mortgage insurance.  Private mortgage insurance is not required on loans with an 80% or less loan to value ratio.  We do not originate any sub-prime mortgage loans and we do not have any sub-prime mortgage loans in our residential mortgage loan portfolio.

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

We regularly provide a loan product to our customers that are underwritten using the same criteria required by the State of New York Mortgage Agency for its own loan products.  After a loan is originated and funded, we may sell the loan to the State of New York Mortgage Agency.  We have also sold loans to the Federal Home Loan Mortgage Corporation. During 2009 we elected to sell $6.3 million of residential mortgage loans with low yields to offset long term interest rate risk.  We retain all servicing rights for residential mortgage loans that we sell.

Home Equity Loans and Lines of Credit.  We provide home equity loans and home equity lines of credit to our customers.  We offer a home equity loan or line of credit with a minimum balance of $5,000 up to a maximum of 85% of the total loan to value ratio.  Home equity lines of credit products, which have interest rates tied to prime, generally have a 15 year draw period and a 15 year payback period.  A customer has the option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest.  As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount.  Fixed rate home equity loans range from terms of 5 to 15 years.  Home equity loans, as a group, totaled $30.2 million and $28.1 million at December 31, 2009 and 2008, respectively.  At December 31, 2009, approximately 72.3% of such loans had adjustable rates and 27.7% had fixed rates. At December 31, 2009 and 2008, such loans constituted 11.7% of our total loan portfolio.

Commercial Real Estate Loans.  We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate.  In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location, and physical condition.  At December 31, 2009 and 2008, our commercial real estate loan portfolio consisted of loans totaling $28.3 million and $19.5 million, respectively, or 11.0% and 8.1%, respectively, of total loans.  Of the commercial real estate portfolio at December 31, 2009, approximately 47.3% consisted of loans that are collateralized by properties in Chautauqua County, 46.9% by properties in Erie County and 5.8% by property located elsewhere.  We lend up to a maximum loan-to-value ratio of 80% on commercial properties and require a minimum debt coverage ratio of 1.2 to 1.  Commercial real estate lending involves additional risks compared with one-to-four family residential lending.  Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than residential mortgage loans.  Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers.  Our loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk and are designed to set such limits within those prescribed by applicable federal and state statutes and regulations.

Construction Loans.  We originate loans to finance the construction of both one-to-four family homes and commercial real estate.  These loans typically have a one-year construction period, whereby draws are taken and interest only payments are made.  As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds.  At the end of the construction period, the loan automatically converts to either a conventional or commercial mortgage, as applicable.  At both December 31, 2009 and 2008, our construction loan portfolio consisted of loans totaling $365,000 and $6.5 million, or 0.1% and 2.7%, respectively, of total loans.

Commercial Loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans.  The average commercial loan is for a principal amount of approximately $89,000.  At December 31, 2009 and 2008, our commercial loan portfolio consisted of loans totaling $11.4 million and $7.4 million, respectively, or 4.4% and 3.1%, respectively, of total loans.  Many commercial loans have variable interest rates tied to the prime rate, and are for terms generally not in excess of 7 years.  Whenever possible, we collateralize these loans with a lien on business assets and equipment and the personal guarantees from principals of the borrower.  Interest rates on commercial loans generally have higher yields than residential mortgages.  We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases, and the refinancing of existing corporate debt.

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

Consumer Loans. We offer a variety of consumer loans.  At December 31, 2009 and 2008, our consumer loan portfolio totaled $2.4 million, or 0.9% and 1.0%, respectively, of total loans.  The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit, which are available for amounts up to $5,000 for unsecured loans and greater amounts for secured loans depending on the type of loan and value of the collateral.  Consumer loans, excluding overdraft lines of protection, generally are offered for terms of up to 10 years, depending on the collateral, at fixed interest rates.

Our consumer loan portfolio also consists of vehicle loans, motorcycle loans, student loans guaranteed by New York State Higher Education Services Corporation (“HESC”), other unsecured consumer loans up to $5,000, secured and unsecured property improvement loans, and other secured loans.

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

Loan Approval Procedures and Authority.  Our lending policies are established by our Board of Directors. In January 2010, we modified certain lending limits to allow greater flexibility for internal manager approval.

In 2009, home equity loans in excess of $25,000 and all mortgage loans up to $417,000 were required to be approved by the Internal Residential Loan Committee, which meets on a weekly basis.  Loans between $417,000 and $750,000 were required to be approved by the Executive Committee of our Board of Directors and loans in excess of $750,000 required full Board of Director approval.  Effective January 2010, home equity loans and mortgage loans between $417,000 and $1.0 million are required to be approved by the Internal Residential Loan Committee, and must also be approved by any two of the following officers: Chief Executive Officer, Chief Operating Officer, or Chief Lending Officer.  Loans in excess of $1.0 million will require full Board of Director approval.

For commercial loans, certain Vice Presidents and Commercial Lending Officers have authority to approve loans for principal amounts up to $100,000.  In 2009, commercial loans with principal balances between $100,000 and $350,000 were required to be approved by the Internal Commercial Loan Committee and by any one of the following:  Chief Executive Officer or Chief Commercial Lending Officer. Loans between $350,000 and $1.0 million were presented to the Executive Committee for approval and loans in excess of $1.0 million required full Board of Director approval.  In 2010, commercial loans in excess of $100,000 to $500,000 must be approved by the Internal Commercial Loan Committee.  Commercial loans between $500,000 and $1.0 million must be approved by the Internal Commercial Loan Committee, and must also be approved by the Chief Executive Officer, Chief Operating Officer or Chief Commercial Lending Officer. All loans with principal amounts in excess of $1,000,000 require full Board of Director approval.

Additionally, branch managers are granted authority to approve certain loans, mainly consumer loans, in smaller amounts deemed appropriate by our Board of Directors. Levels of lending authority for consumer loans are established and granted to specific branch managers and loan officers based on position and experience.

Current Lending Procedures.  Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify certain other information.  If necessary, we obtain additional financial or credit related information.  We require an appraisal for all mortgage loans, including loans made to refinance existing mortgage loans.  Appraisals are performed by licensed third-party appraisal firms that have been approved by our Board of Directors.  An appraisal management firm has been hired to handle all requests for appraisals on conforming mortgage loans that are eligible for sale on the secondary market.  We require title insurance on all secondary market mortgage loans and certain other loans.  We also require borrowers to obtain hazard insurance, and if applicable, we may require borrowers to obtain flood insurance prior to closing.  Based on loan to value ratios and lending guidelines, escrow accounts may be required for such items as real estate taxes, hazard insurance, flood insurance, and private mortgage insurance premiums.

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

Loans Past Due and Non-performing Assets.  We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due.  Non-performing assets,

including non-performing loans and foreclosed real estate, totaled $2.0 million at December 31, 2009 and $1.7 million at December 31, 2008.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
One-to-four family	$456	$562	$209	$503	$548
Construction	—	—	—	—	—
Commercial real estate	65	46	208	133	239
Home equity loans and lines of credit	142	25	65	83	54
Other loans:
Commercial loans	—	—	85	—	76
Consumer loans	1	15	—	—	12
Total	$664	$648	$567	$719	$929
Loans accounted for on a non-accrual basis:
Mortgage loans on real estate:
One-to-four family	$753	$790	$918	$579	$368
Construction	—	—	—	—	—
Commercial real estate	192	152	107	—	—
Home equity loans and lines of credit	32	49	42	4	5
Other loans:
Commercial loans	19	—	—	—	43
Consumer loans	17	12	10	7	17
Total non-accrual loans	1,013	1,003	1,077	590	433
Total nonperforming loans	1,677	1,651	1,644	1,309	1,362
Foreclosed real estate	322	48	61	183	86
Restructured loans	—	—	—	—	—
Total nonperforming assets	$1,999	$1,699	$1,705	$1,492	$1,448
Ratios:
Nonperforming loans as a percent of gross loans:	0.65%	0.69%	0.75%	0.64%	0.66%
Nonperforming assets as a percent of total assets:	0.47%	0.42%	0.48%	0.42%	0.43%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due, unless an evaluation by the internal Asset Classification Committee, indicates that the loan is well-secured or in the process of collection.  Our Asset Classification Committee designates loans on which we stop accruing interest income as non-accrual loans and we reverse outstanding interest income that was previously credited.  We may again recognize income in the period that we collect such income, when the ultimate collectability of principal is no longer in doubt.  We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist.

Our recorded investment in non-accrual loans totaled $1.0 million at December 31, 2009 and 2008.  If all non-accrual loans had been current in accordance with their terms during the years ended December 31, 2009, 2008 and 2007, interest income on such loans would have amounted to $44,000, $77,000 and $67,000 respectively.  At December 31, 2009, we had three loans which are not included above which are classified as “troubled debt restructurings” as defined in FASB ASC Subtopic 310 “Receivables”. The loans are commercial loans held by one borrower for start-up costs related to a franchise restaurant business, totaling $2.7 million. The loans were classified as impaired due to delinquency status and concerns about repayment ability.  The Company has worked with the borrower and the terms on the loan were modified. As of December 31, 2009, the loan payments were current with the terms of the modified loan and as such, these loans are not considered to be “non-performing” at this time.

Real estate acquired as a result of foreclosure is classified as foreclosed real estate until such time as it is sold.  We carry foreclosed real estate at its fair value less estimated selling costs at the date of acquisition.  If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, we either sell the real property securing the loan at a foreclosure sale or sell the property as soon thereafter as practical.

Classification of Loans.  Federal regulations require us to regularly review and classify our loans.  In addition, our regulators have the authority to identify problem loans and, if appropriate, require them to be classified.  There are three classifications for problem loans: substandard, doubtful and loss.  “Substandard loans” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  “Doubtful loans” have all the weaknesses inherent in substandard loans with the additional characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  A loan classified as a “loss” is considered uncollectible and continuance as a loan of the institution is not warranted.  Regulations also provide for a “special mention” category, described as loans which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.

When we classify loans as either substandard or doubtful, we allocate a portion of the related general loss allowances to such loans as we deem prudent.  The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements.  When we classify problem loans as loss, we charge-off such amount.  Our determination as to the classification of our loans and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances.  We regularly review our loan portfolio to determine whether any loans require classification in accordance with applicable regulations.  On the basis of our review of our loans at December 31, 2009, classified loans consisted of special mention loans of $1.2 million, substandard loans of $3.0 million and doubtful loans of $2.2 million. The classified loans total includes $2.0 million of nonperforming loans and foreclosed real estate.

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	At December 31,
	2009	2008	2007
	(Dollars in thousands)
Special mention	$1,214	$1,431	$2,900
Substandard	3,006	3,332	2,942
Doubtful	2,209	2,329	510
Loss	—	3	3

Total classified loans	$6,429	$7,095	$6,355

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2009		2008		2007
	60-89 Days Past Due	90 + Days Past Due	60-89 Days Past Due	90 + Days Past Due	60-89 Days Past Due	90 + Days Past Due
	(Dollars in thousands)

Residential real estate(1)	$947	$1,215	$777	$1,426	$1,091	$1,061
Commercial real estate	93	257	146	198	—	314
Commercial business(2)	—	19	2,728	—	41	85
Consumer loans	39	18	7	24	4	10

Total	$1,079	$1,509	$3,658	$1,648	$1,136	$1,470

(1)  Includes home equity loans and lines of credit and construction loans.

(2)  The increase in delinquent commercial business loans in 2008 was primarily due to four loans made to one borrower to fund the start-up of a franchise restaurant business, totaling $2.6 million. We worked with the borrower to cure the delinquency and as of December 2009, the loans were restructured and payments were current.

Allowance for Loan Losses.  The allowance for loan losses is a valuation account that reflects our evaluation of the losses inherent in our loan portfolio.  We maintain the allowance through provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of the loan is unlikely.

Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectability of principal may not be reasonably assured.  We consider the following factors as part of this evaluation: historical loan loss experience; payment status; the estimated value of the underlying collateral; changes in lending policies, procedures and loan review system; changes in the experience, ability, and depth of lending management and other relevant staff; trends in loan volume and the nature of the loan portfolio; and national and local economic conditions.  There may be other factors that may warrant consideration in maintaining an allowance at a level sufficient to provide for probable loan losses.  Although our management believes that it has established and maintained the allowance for loan losses to reflect losses inherent in our loan portfolio, based on its evaluation of the factors noted above, future additions may be necessary if economic and other conditions differ substantially from the current operating environment.

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

The allowance consists of allocated, general and unallocated components.  The allocated component relates to loans that are classified as doubtful, substandard, loss or special mention.  See “Asset Quality – Classification of Loans.”  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of the loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative and environmental factors.  The qualitative and environmental factors include historical loan loss experience; payment status; the estimated value of the underlying collateral; changes in lending policies, procedures and loan review system; changes in the experience, ability, and depth of lending management and other relevant staff; trends in loan volume and the nature of the loan portfolio; and national and local economic conditions.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses, such as downturns in the local economy.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payment when due.  Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.  At December 31, 2009, there were four loans classified as impaired loans.  At December 31, 2008, there were five loans classified as impaired loans. Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on our impaired loans.

Provision for loan losses decreased by $126,000 to $265,000 for the year ended December 31, 2009 from $391,000 for the year ended December 31, 2008.  Despite an increase in non-performing assets from $1.7 million at December 31, 2008 to $2.0 million at December 31, 2009, management determined that additional provisions were not necessary due to the overall quality of the loan portfolio.  The majority of our loans are residential mortgage loans or commercial mortgage loans backed by first lien collateral on real estate held in the Western New York region.  Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values.  We do not hold any sub-prime loans in our loan portfolio.  In light of current economic conditions, we are continuing to monitor our loan portfolio and if necessary we will adjust the provision for loan losses.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period:	$1,476	$1,226	$1,257	$1,240	$1,288
Provision for loan losses	265	391	105	158	20
Charge-offs:
Mortgage loans on real estate:
One-to-four family	146	102	25	49	16
Construction	—	—	—	—	—
Commercial real estate	24	—	—	—	—
Home equity loans and lines of credit	54	—	80	—	29
Other loans:
Commercial loans	9	16	19	86	12
Consumer loans	33	30	15	35	26
Total charge-offs:	266	148	139	170	83
Recoveries:
Mortgage loans on real estate:
One-to-four family	74	—	—	—	—
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	7	—	—	—	—
Other loans:
Commercial loans	—	3	—	28	14
Consumer loans	8	4	3	1	1
Total Recoveries	89	7	3	29	15

Net charge-offs	177	141	136	141	68

Balance at end of period	$1,564	$1,476	$1,226	$1,257	$1,240

Average loans outstanding	$250,846	$228,392	$210,610	$205,419	$200,652

Allowance for loan losses as a percent of total net loans	0.60%	0.61%	0.56%	0.61%	0.60%
Allowance for loan losses as a percent of non-performing loans	93.26%	89.40%	74.57%	96.03%	91.04%

Ratio of net charge-offs to average loans outstanding	0.07%	0.06%	0.06%	0.07%	0.03%

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

	At December 31,
	2009			2008			2007			2006			2005
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family	$265	16.9%	71.9%	$449	30.4%	73.5%	$631	51.5%	72.4%	$733	58.3%	72.7%	$648	52.2%	71.8%
Commercial real estate	313	20.0%	11.0%	165	11.2%	8.2%	339	27.6%	9.3%	236	18.8%	8.3%	238	19.2%	8.2%
Construction loans	—	0.0%	0.1%	26	1.8%	2.7%	—	—	1.3%	—	—	0.8%	—	—	0.8%
Home equity loans and lines of credit	107	6.9%	11.7%	145	9.8%	11.8%	71	5.8%	12.2%	93	7.4%	12.6%	94	7.6%	13.9%
	685	43.8%	94.7%	785	53.2%	96.2%	1,041	84.9%	95.2%	1,062	84.5%	94.4%	980	79.0%	94.7%
Other loans:
Commercial loans(1)	834	53.3%	4.4%	643	43.6%	3.1%	130	10.6%	3.8%	136	10.8%	4.3%	141	11.4%	4.0%
Consumer loans	37	2.4%	0.9%	45	3.0%	0.7%	34	2.8%	1.0%	32	2.5%	1.3%	33	2.7%	1.3%
	871	55.7%	5.3%	688	46.6%	3.8%	164	13.4%	4.8%	168	13.4%	5.6%	174	14.1%	5.3%
Total allocated	$1,556	99.5%	100.0%	$1,473	99.8%	100.00%	$1,205	98.3%	100.00%	$1,230	97.9%	100.0%	$1,154	93.1%	100.0%

Total unallocated	$8	0.5%		$3	0.2%		$21	1.7%		$27	2.1%		$86	6.9%

Balance at end of period	$1,564	100.0%		$1,476	100.0%		$1,226	100.0%		$1,257	100.0%		$1,240	100.0%

(1)  Increases as of December 31, 2009 and 2008 are primarily due to a reserve calculated on four loans to one borrower that were classified as impaired. The reserve was calculated based on the present value of the discounted cash flows in accordance with ASC 310-10-35.  A reserve of $570,000 was set aside in 2008 for these loans, with an additional reserve of $127,000 recorded during 2009.

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

As of December 31, 2009, our entire portfolio was classified as “available for sale” and reported at fair value.  Our portfolio consists of collateralized mortgage obligations, mortgage backed securities, asset-backed securities, U.S. Government obligations and municipal bonds.  Nearly all our mortgage backed securities are directly or indirectly insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association or the Federal National Mortgage Association.  The municipal securities we invest in have maturities of 20 years or less and often have private insurance guaranteeing repayment.

We have investments in Federal Home Loan Bank of New York stock, which must be held as a condition of membership in the Federal Home Loan Bank system.

Fair values of available for sale securities were based on a market approach, with the exception of seven non-agency asset–backed securities that are not currently trading in an active market.  Fair values of these securities were calculated based on a cash flow approach.  Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers.

Management evaluated our investment portfolio and determined that a pre-tax $1.9 million other than temporary impairment existed on four non-agency, asset-backed securities during 2008.  The impairment of these securities was considered to be other than temporary due to developments in the financial condition and near-term prospects of the issuers or insurers backing the securities, a downturn of economic conditions in the financial services industry and deteriorating book values of these securities.

The impairment charge of $1.9 million represents a write down of these securities to their fair market value and was recognized in earnings during 2008. We did not take any additional impairment charges on our investment portfolio during 2009.

Management continues to evaluate the value of these investments and will make any necessary adjustments as conditions dictate.

Classification of Investments.  Federal regulations require us to regularly review and classify our investments based on credit risk, not interest rate risk. A decline in the market value of a security simply due to interest rate fluctuation is not a basis for adverse classification. Instead, the classification is based on the likelihood of timely collection of principal and interest and also market price depreciation due to credit quality concerns.

In assessing the credit quality of securities in our investment portfolio, we review the qualitative ratings provided by nationally recognized statistical rating organizations (“NRSROs”), such as Standard and Poor (“S&P”), Moody’s or Fitch. Securities that are rated in the first four rating categories by NRSROs are generally considered investment quality and are not adversely classified. If a security has a rating below the first four categories, the Company will review the security and consider it for classification.

A security may be classified as Substandard, Doubtful or Loss. A “Substandard” classification indicates that the investment is inadequately protected by the sound worth and paying capacity of the obligor or of the collateral pledged. Investments classified as “Substandard” must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt, and the Company may sustain some loss if deficiencies are not corrected.  A “Doubtful” classification has all the weaknesses of a “substandard” classification with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable. Investments classified “Loss” are considered uncollectible and their continuance as an asset of the Company is no longer warranted.

The Company’s policies require that only investment grade securities are to be purchased. However, the Company may legally hold a “fallen angel”, defined as a security that it purchased at investment grade which has subsequently fallen to a below investment grade level.

Our determination as to the classification of our investments are subject to review by our regulatory agencies.  We regularly review our investment portfolio to determine whether any investments require classification in accordance with applicable regulations.  Our review of our investments portfolio at December 31, 2009 and 2008 indicated seven private label securities that were below investment grade, with an amortized cost of $6.8 million and fair value of $5.3 million. The rating on one collateralized mortgage security was Ba3 by Moody’s. The ratings on the Asset-backed securities ranged from Caa3 to D. All seven securities were classified as “Substandard.” These securities were also evaluated for other-than-temporary impairment as noted in the Other than Temporary Impairment section of Part I, Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the composition of our securities portfolio (excluding Federal Home Loan Mortgage Corporation common stock) in dollar amount of each investment type at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury Bonds	$5,129	$5,469	$5,135	$6,521	$5,143	$5,546
Municipal Bonds	27,303	27,967	17,192	17,322	11,572	11,621
Mortgage-backed securities:
Collateralized mortgage obligations	55,549	56,922	54,626	55,303	53,106	53,113
Government National Mortgage Association	7	7	23	25	28	30
Federal National Mortgage Association	9,564	9,989	8,250	8,657	5,957	5,959
Federal Home Loan Mortgage Corporation	9,615	10,028	14,385	14,807	15,290	15,203
Asset-backed securities (private label)	9,578	7,966	11,391	10,212	14,514	13,688
Total available for sale	$116,745	$118,348	$111,002	$112,847	$105,610	$105,160

At December 31, 2009, non-U.S. Government and Government agency securities that exceeded 10.0% of equity were as follows:

Issuer	Book Value	Fair Value
	(In thousands)
Asset backed securities
Countrywide Asset Backed Certificates	$5,798	$4,811
Total	$5,798	$4,811

Investment Securities Portfolio, Maturities and Yields.  The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, with the exception of equity securities, at December 31, 2009.  Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities

	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale Securities:
U.S. Treasury Bonds	$998	4.19%	$—	—	$—	—	$4,131	5.10%	$5,129	$5,469	4.92%
Municipal Bonds	—	—	897	3.62%	7,337	3.79%	19,069	4.00%	27,303	27,967	3.93%
Mortgage-backed securities	5,365	3.77%	2,161	4.12%	4,683	4.26%	62,526	4.57%	74,735	76,946	4.48%
Asset-backed securities	—	—	—	—	—	—	9,578	5.49%	9,578	7,966	5.49%

Total debt securities:	$6,363	3.84%	$3,058	3.97%	$12,020	3.97%	$95,304	4.57%	$116,745	$118,348	4.45%

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

Deposit balances in our NOW accounts constituted 66% and 58% of the total checking account balances at December 31, 2009 and 2008, respectively.  These accounts are interest-earning checking accounts, with a weighted average rate at December 31, 2009 of 0.20%.

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

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, and the rates charged on other sources of funds.  Core deposits (defined as savings deposits, money market accounts, demand accounts and other interest bearing accounts) represented 40.6% and 38.7% of total deposits on December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, time deposits with remaining terms to maturity of less than one year amounted to $135.1 million and $117.0 million, respectively.

The following table presents our time deposit accounts categorized by interest rates which mature during each of the periods set forth below and the amounts of such time deposits by interest rate at each of December 31, 2009, 2008 and 2007.

	Period to maturity from December 31, 2009				At December 31,
	Less than One Year	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years	2009	2008	2007
	(Dollars in thousands)
Interest Rate Range
1.99% and below	$78,151	$9,398	$2,355	$1	$89,905	$3,271	$2,292
2.00% to 2.99%	12,079	15,916	1,195	7,732	36,922	33,541	596
3.00% to 3.99%	42,587	3,156	4,334	669	50,746	128,183	39,216
4.00% to 4.99%	1,538	2,898	5,966	132	10,534	13,650	71,329
5.00% to 5.99%	702	—	50	163	915	1,042	21,656

Total	$135,057	$31,368	$13,900	$8,697	$189,022	$179,687	$135,089

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio:

	At December 31,
	2009		2008		2007
	Amount	Percent of total deposits	Amount	Percent of total deposits	Amount	Percent of total deposits
	(Dollars in thousands)
Deposit type:
Savings	$29,027	9.12%	$27,290	9.31%	$25,282	10.50%
Money market	37,336	11.73%	25,157	8.58%	23,202	9.63%
Interest bearing demand	41,857	13.15%	35,303	12.04%	37,934	15.75%
Non-interest bearing demand	21,172	6.64%	25,811	8.80%	19,321	8.02%
Total core deposits	129,392	40.64%	113,561	38.73%	105,739	43.90%

Time deposits with original maturities of:
Three months or less	6,577	2.07%	3,539	1.21%	1,727	0.72%
Over three months to twelve months	66,927	21.02%	43,728	14.90%	95,100	39.5%
Over twelve months to twenty-four months	83,819	26.32%	110,424	37.65%	23,636	9.81%
Over twenty-four months to thirty-six months	12,220	3.84%	9,648	3.29%	9,745	4.05%
Over thirty-six months to forty-eight months	10,968	3.44%	10,370	3.54%	3,202	1.33%
Over forty-eight months to sixty months	8,040	2.52%	1,511	0.52%	1,212	0.50%
Over sixty months	471	0.15%	467	0.16%	467	0.19%
Total time deposits	189,022	59.36%	179,687	61.27%	135,089	56.10%
Total deposits	$318,414	100.00%	$293,248	100.00%	$240,828	100.00%

At December 31, 2009, we had $54.5 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$20,726
Over three months through six months	8,996
Over six months through twelve months	8,295
Over twelve months	16,481
Total	$54,498

Short-term Borrowings. Our borrowings consist of short-term Federal Home Loan Bank advances.  At December 31, 2009 and 2008, our short-term borrowings from the Federal Home Loan Bank of New York were $6.9 million and $5.5 million, respectively.  The short-term borrowings at December 31, 2009 had fixed rates of interest ranging from 0.36% to 0.38% and mature within one year.  The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.  We have an available line of credit of $37.9 million at December 31, 2009 and a one month overnight re-pricing line of credit of $37.9 million from the Federal Home Loan Bank of New York.  We had no outstanding borrowings on either of these lines of credit as of December 31, 2009.

	At December 31,
	2009	2008	2007
	(Dollars in thousands)
At December 31
Amount outstanding	$6,850	$5,500	$18,505
Weighted average interest rate	0.37%	2.60%	4.61%
For the year ended December 31
Highest amount at month-end	$6,950	$11,172	$27,502
Daily average amount outstanding	5,073	6,899	14,750
Weighted average interest rate	0.92%	3.37%	5.20%

Subsidiary Activities

Lake Shore Savings is the only subsidiary of Lake Shore Bancorp.  Lake Shore Savings has no subsidiaries.

Personnel

As of December 31, 2009, we had 91 full-time employees and 22 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

Restrictions Applicable to Lake Shore Bancorp.  Activities of unitary savings and loan holding companies formed after May 4, 1999, such as Lake Shore Bancorp, must be financially related activities permissible for bank holding companies, as defined under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  Accordingly, Lake Shore Bancorp’s activities are restricted to:

●	furnishing or performing management services for a savings association subsidiary of such holding company;

●	conducting an insurance agency or escrow business;

●	holding, managing, or liquidating assets owned or acquired from a savings association subsidiary of such company;

●	holding or managing properties used or occupied by a savings association subsidiary of such company;

●	acting as trustee under a deed of trust;

●
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

●	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS; and

●
any activity permissible for financial holding companies under section 4(k) of the BHCA. Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the BHCA include:

●	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

●	insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;

●	financial, investment, or economic advisory services;

●	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

●	underwriting, dealing in, or making a market in securities;

●	activities previously determined by the Federal Reserve Board to be closely related to banking;

●	activities that bank holding companies are permitted to engage in outside of the U.S.; and

●	portfolio investments made by an insurance company.

In addition, Lake Shore Bancorp is not permitted to be acquired unless the acquirer is engaged solely in financial activities, and is not permitted to acquire a company unless the Company is engaged solely in financial activities.

Savings and loan holding companies and their subsidiaries that are neither savings associations nor service corporations of a savings association can engage in all services and activities permissible for bank holding companies pursuant to regulations promulgated by the Federal Reserve Board under Section 4(c) of the BHCA.  Prior OTS approval to engage in such activities will not be required as long as the holding company received an examination rating of satisfactory or above prior to January 1, 2008 or a composite rating of “1” or “2” thereafter, in its most recent examination, and is not in troubled condition, and the holding company does not propose to commence the activity by an acquisition (in whole or in part) of a going concern.

OTS also prohibits service at a savings and loan holding company by any person convicted of certain criminal offenses or who agreed to enter into a pre-trial diversion or similar program in connection with a prosecution for such criminal offenses.  The regulation implements a provision of the Federal Deposit Insurance Act, the purpose of which was to prevent persons who are currently prohibited from serving at an insured institution from serving at a holding company controlling such institution.  In general, a person convicted of criminal offenses involving dishonesty, breach of trust or money laundering is prohibited from serving at a bank or its holding company.  OTS has the authority to review proposed appointments on a case-by-case basis, and by regulation has exempted categories of employees of certain savings and loan holding companies engaged in activities that the holding company is not permitted to not engage in.

Restrictions Applicable to Activities of Mutual Holding Companies.  Under federal law, a mutual holding company, such as Lake Shore, MHC, may engage only in the following activities:

●	investing in the stock of a savings association;

●
acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company;

●	merging with or acquiring another holding company, one of whose subsidiaries is a savings association;

●
investing in a corporation the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or association is located; and

●	the permissible activities described above for non-grandfathered savings and loan holding companies.

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

Restrictions Applicable to All Savings and Loan Holding Companies.  Federal law prohibits savings and loan holding companies, including Lake Shore Bancorp and Lake Shore, MHC, directly or indirectly, from acquiring:

●
control (as defined under the Home Owner’s Loan Act (“HOLA”), Change in Bank Control Act (“CIBCA”) and OTS regulations thereunder) of another savings association (or a holding company parent) without prior OTS approval;

●
through merger, consolidation, or purchase of assets, another savings association or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; or

●	control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings association subsidiary that is approved by the OTS).

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

●	in the case of certain emergency acquisitions approved by the FDIC;

●	if such holding company controls a savings association subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

●
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

Change in Control.  Federal law requires, with few exceptions, OTS approval (or, in some cases, notice and effective clearance) prior to any acquisition of control of Lake Shore Bancorp.  Among other criteria, under the HOLA, CIBCA and OTS regulations thereunder, “control” is conclusively presumed to exist if a person or company acquires, directly or indirectly, more than 25% of any class of voting stock of the savings association or holding company.  Under OTS regulations, control is also presumed to exist, subject to rebuttal, if an acquirer acquires more than 10% of any class of voting stock (or more than 25% of any class of stock) and is subject to any of several “control factors,” including, among other matters, the relative ownership position of a person, the existence of control agreements and board composition.

Waivers of Dividends by Lake Shore, MHC.  OTS regulations require Lake Shore, MHC to notify the OTS of any proposed waiver of its receipt of dividends from Lake Shore Bancorp.  The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:

●	the waiver would not be detrimental to the safe and sound operation of the subsidiary savings association; and

●	the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

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

Any Conversion Transaction would require the approval of a majority of the outstanding shares of common stock of Lake Shore Bancorp held by Minority Stockholders and by two-thirds of the total outstanding shares of common stock of Lake Shore Bancorp.  Any second-step Conversion Transaction also would require the approval of a majority of the eligible votes of members of Lake Shore, MHC.

Regulation of Lake Shore Savings

Lake Shore Savings is a federal stock savings bank and is subject to the regulation, examination and supervision of the OTS and the FDIC, as its deposit insurer.

Lake Shore Savings is a member of the Deposit Insurance Fund (“DIF”), and its deposit accounts are insured up to applicable limits by the FDIC, currently $250,000 per account category.  Lake Shore Savings files reports with the OTS concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions.  The OTS and the FDIC conduct periodic examinations to assess Lake Shore Savings’ compliance with various regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors.  As a savings and loan holding company, Lake Shore Bancorp is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission under the federal securities laws.

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

At December 31, 2009, Lake Shore Savings met each of its capital requirements, in each case on a fully phased-in basis.

Prompt Corrective Regulatory Action.  Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations.  For this purpose, a savings association would be placed in one of the following four categories based on the association’s capital:

●	well-capitalized;

●	adequately capitalized;

●	undercapitalized; or

●	critically undercapitalized.

At December 31, 2009, Lake Shore Savings met the criteria for being considered “well-capitalized.”  If appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.

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

The OTS may disapprove of a notice of application if:

●	Lake Shore Savings would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns;

●	the capital distribution would violate a prohibition contained in any statute, regulation, or agreement; or

●	Lake Shore Bancorp’s ability to pay dividends, service its debt obligations, and repurchase its common stock is dependent upon receipt of dividend payments from Lake Shore Savings.

Liquidity.  A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Deposit Insurance.  The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the DIF on March 31, 2006.  Lake Shore Savings is a member of the DIF, which insures customer deposit accounts as described below, and the institution pays deposit insurance assessments to the FDIC to support the FDIC’s maintenance of the DIF.  Historically, the FDIC insured customer deposit accounts up to $100,000; however, pursuant to the Emergency Economic Stabilization Act enacted in October 2008, the DIF currently insures customer deposit accounts up to $250,000.  This expanded coverage was extended in May, 2009 to continue until at least December 31, 2013, and may or may not be extended beyond that date.  In November 2008, in order to provide additional stability to the financial system, the FDIC also expanded its deposit coverage to provide a full guarantee to insured depository institutions that participate in the Transaction Account Guarantee Program (“TAGP”) of its Temporary Liquidity Guarantee Program (“TLGP”) for customers’ non-interest bearing transaction accounts for all amounts in such accounts.  Lake Shore Savings participates in the TAGP component which allows us to provide full FDIC insurance coverage for non-interest bearing transaction accounts, but we opted out of the component relating to the complete guarantee of newly issued senior unsecured debt. Our participation in the TLGP will require the payment of additional insurance premiums to the FDIC.

Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions to maintain the reserve ratio of the DIF in a range between 1.15 to 1.50% of estimated insured deposits held by insured depository institutions.  The FDIC deposit insurance assessment system sets deposit insurance premiums based upon the risks a particular bank or savings association poses to the DIF.  Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk.  Formerly, assessment rates ranged from 5 basis points of assessable deposits for an institution in the least risky sub-category of the lowest risk category to 43 basis points of assessable deposits for an institution in the highest risk category.

The FDIC is authorized to raise the assessment rates as necessary to maintain the DIF.  In October 2008, the FDIC proposed raising assessment rates to implement a Restoration Plan for the DIF, which had fallen significantly below the minimum target level of 1.15% as a result of recent bank failures.  On February 27, 2009, the FDIC voted to implement an amended Restoration Plan.  Under the amended Restoration Plan, the FDIC implemented an assessment rate schedule to raise the DIF reserve ratio to 1.15% within seven years.  Pursuant to the Plan, the FDIC implemented a final rule that sets assessment rates and makes adjustments based on risk.  Under the final rule, banks in the lowest risk category will pay initial base rates ranging from 12 basis points to 16 basis points of assessable deposits on an annual basis, beginning on April 1, 2009 (applicable to assessments for the second quarter of 2009 and thereafter); but this may be further adjusted to between 7 and 24 basis points of assessable deposits for banks’ holding unsecured debt, certain secured liabilities and brokered deposits beyond a certain amount.  Banks in the highest risk category will pay an initial base rate of 45 basis points of assessable deposits, which may also be adjusted to between 40 basis points and 77.5 basis points of assessable deposits for excess amounts of unsecured debt, certain secured liabilities and brokered deposits.  The FDIC also has the ability to adjust the assessment rate schedule from quarter to quarter.

In 2009, the FDIC revised the method for calculating the assessment rate for depository institutions by introducing several adjustments to an institution’s initial base assessment rate.  A depository institution is assessed premiums by the FDIC based on its risk category as adjusted and the amount of deposits held.  Higher levels of bank failures over the past two years combined with the increased level of insurance coverage for consumer deposit accounts have dramatically increased resolution costs of the FDIC and depleted the DIF.  In light of the increased stress on the DIF caused by these developments, and in order to maintain a strong funding position and restore the reserve ratios of the deposit insurance fund, the FDIC 1) imposed a special assessment in June, 2009, 2) has increased assessment rates of insured institutions generally, and 3) has required insured institutions to prepay on December 30, 2009 the premiums that are expected to become due over the next three years.  Moreover, on January 12, 2010, the FDIC issued a proposed rule that seeks to modify the FDIC’s risk-based deposit insurance assessment system (risk-based assessment system) to account for the risks posed by certain employee compensation programs offered by certain depository institutions.  The FDIC does not propose to limit the amount which employees are compensated, but rather is considering adjusting risk-based deposit insurance assessment rates to adequately compensate the DIF for the risks inherent in the design of certain compensation programs.  At this time we do not believe our compensation programs will result in increased risk-based assessments.  As a participant in the TLGP, which was scheduled to end on December 31, 2009 but which has been extended until June 30, 2010, Lake Shore Savings is also assessed an annual rate surcharge on its noninterest-bearing transaction deposit amounts over $250,000.  The former rate of 10 basis points has been raised for duration of the extension period to 15 basis points for depository institutions in risk category I, 20 basis points for depository institutions in risk category II, and 25 basis points for depository institutions in risk categories III and IV.  However, it is not assessed on amounts that are otherwise insured, for example, in a custodial account that has pass-through coverage for each actual owner where each owner has an account balance of less than $250,000.  This surcharge is collected through the normal assessment cycle.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund.  These assessments, set by the FDIC quarterly, are currently set at .0114% of DIF-assessable deposits, and will continue until the FICO bonds mature in 2017 through 2019.

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

Consumer Protection and Compliance Provisions.  Lake Shore Savings is subject to various laws and regulations dealing generally with consumer protection matters. Lake Shore Savings may be subject to potential liability under these laws and regulations for material violations. Lake Shore Savings’ loan operations are also subject to federal laws applicable to credit transactions, such as the:

●	Federal “Truth-In-Lending Act,” governing disclosures of credit terms to consumer borrowers;

●
“Home Mortgage Disclosure Act of 1975,” requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	“Equal Credit Opportunity Act,” prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●
“Fair Credit Reporting Act of 1978,” as amended by the Fair and Accurate Credit Transactions Act (“FACT Act”), governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

●	“Fair Debt Collection Act,” governing the manner in which consumer debts may be collected by collection agencies;

●	“Servicemembers Civil Relief Act”;

●	“Credit Card Accountability Responsibility and Disclosure Act of 2009”; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Lake Shore Savings’ deposit operations are also subject to federal laws applicable to deposit transactions, such as the:

●	“Truth in Savings Act,” which imposes disclosure obligations to enable consumers to make informed decisions about accounts at depository institutions;

●
“Right to Financial Privacy Act,” which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●
“Electronic Funds Transfer Act” and Regulation E issued by the Federal Reserve Board to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Subprime Mortgage Lending. The Federal Reserve Board approved a final rule for home mortgage loans to better protect consumers and facilitate responsible lending.  The rule prohibits unfair, abusive or deceptive home mortgage lending practices and restricts certain other mortgage practices and also establishes advertising standards and requires certain mortgage disclosures to be given to consumers earlier in the transaction.  The final rule amends the Federal Reserve Board’s regulations that implement the Truth in Lending Act, and was adopted under the Home Ownership and Equity Protection Act.  Four key protections were added for a category defined as “higher-priced mortgage loans” secured by a consumer’s principal dwelling.  For loans in this category, the protections are aimed to (a) prohibit a lender from making a loan without regard to borrowers’ ability to repay the loan from income and assets other than the home’s value; (b) require creditors to verify the income and assets they rely upon to determine repayment ability; (c) ban any prepayment penalty if the payment can change in the initial four years (for other higher-priced loans, a prepayment penalty period cannot last for more than two years); and (d) require creditors to establish escrow accounts for property taxes and homeowner’s insurance for all first-lien mortgage loans.  In addition to the rules governing higher-priced loans, the rules also afford protections for loans secured by a consumer’s principal dwelling, regardless of whether the loan is higher-priced.  Lake Shore Savings does not participate in any subprime lending as part of our internal lending program.

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

Qualified Thrift Lender Test. The HOLA requires that Lake Shore Savings, as a savings association, comply with the qualified thrift lender test.  Under the qualified thrift lender test, Lake Shore Savings is required to maintain at least 65% of its portfolio assets in certain “qualified thrift investments” for at least nine months of the most recent twelve-month period.  “Qualified thrift investments” include, but are not limited to loans made to purchase, refinance, construct, improve, or repair domestic residential housing or manufactured housing, home equity loans, mortgage backed securities, Federal Home Loan Bank stock, loans for educational purposes, loans to small businesses, and loans made through credit cards or credit card accounts.  “Portfolio assets” means, in general, Lake Shore Savings’ total assets less the sum of:

●	specified liquid assets up to 20% of total assets;

●	goodwill and other intangible assets; and

●	the value of property used to conduct Lake Shore Savings’ business.

Lake Shore Savings may also satisfy the qualified thrift lender test by qualifying as a domestic building and loan association as defined in the Internal Revenue Code of 1986, as amended.  Lake Shore Savings met the qualified thrift lender test at December 31, 2009 and in each of the prior 12 months, and, therefore, qualified as a thrift lender.  If Lake Shore Savings fails the qualified thrift lender test, it must either operate under certain restrictions on its activities or convert to a national bank charter.

Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its community, including low- and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  The CRA requires the OTS, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association.  The CRA also requires all institutions to publicly disclose their CRA ratings.

The CRA regulations establish an assessment system that bases an association’s rating on its actual performance in meeting community needs.  In particular, the assessment system that Lake Shore Savings is subject to focuses on the following performance standards:

●
a lending test, which evaluates a savings association’s record of helping to meet the credit needs of its assessment area through its lending activities by considering a savings association’s home mortgage, small business, small farm, and community development lending; and

●	a community development test, to evaluate the institution’s community development loans, investments, and services in its assessment areas.

Lake Shore Savings has an on-going commitment to work with the Chautauqua Home Rehabilitation and Improvement Corporation (“CHRIC”) in obtaining Federal Home Loan Bank grants to assist with community improvement efforts.  Chautauqua County has some of the oldest housing stock in the nation.  There are many homes in Chautauqua County that are in need of repairs to enable such homes to be in compliance with applicable housing codes.  Through the sponsorship of Lake Shore Savings, CHRIC has obtained grant funds through the Federal Home Loan Bank Affordable Housing Program which have enabled many homeowners to have needed repairs completed on their homes to bring them up to code. Lake Shore Savings has also participated in various lending programs with CHRIC from time to time that have been geared to the low- to moderate-income population of Chautauqua County.  These partnerships are ways by which Lake Shore Savings strives to improve its community and which has contributed to its receiving an “Outstanding” CRA rating on its last three evaluations by the OTS, the most recent being as of November 28, 2007.

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

On November 17, 2009, OTS and each of the federal banking regulatory agencies released a final model privacy notice form designed to make it easier for consumers to understand how financial institutions collect and share information about them. The model form can be used by financial institutions to comply with these requirements. The final rule issued by the regulators provides that a financial institution that chooses to use the model form obtains a “safe harbor” and will satisfy the disclosure requirements for notices.  The rule also removes, after a transition period, the sample clauses now included in the appendices of the agencies’ privacy rules.

Affiliate Marketing.  The federal banking agencies, including the OTS, implemented interagency rules pertaining to the FACT Act.  Section  214 of the FACT Act provides consumers with the ability to restrict companies from using certain information obtained from affiliates to make marketing solicitations.  In general, a person is prohibited from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and had a reasonable opportunity to opt out of such solicitations.  The rule permits opt-out notices to be given by any affiliate that has a preexisting business relationship with the consumer and permits a joint notice from two or more affiliates.  Moreover, such notice would not be required where Lake Shore Bancorp seeks to use information pertaining to a consumer with whom it has a pre-existing business relationship.  The notice that is required under the FACT Act may be combined with other required disclosures to be provided under other provisions of law, including notices required under the privacy provisions of the Gramm-Leach-Bliley Act.

Identity Theft Prevention.  The federal banking agencies, including the OTS, implement Section 315 of the FACT Act, requiring each financial institution or creditor to develop a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.  Among the requirements under the new rule, Lake Shore Savings is required to adopt “reasonable policies and procedures” to:

●	Identify relevant red flags for covered accounts and incorporate those red flags into the program;

●	Detect red flags that have been incorporated into the identity theft prevention program;

●	Respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and

●
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

Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers.  The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Lake Shore Savings, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

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

●
Establish anti-money laundering programs that include, at minimum: (1) internal policies, procedures, and controls; (2) specific designation of an anti-money laundering compliance officer; (3) ongoing employee training programs; and (4) an independent audit function to test the anti-money laundering program.

●	Implement minimum standards for customer due diligence, identification and verification.

●
Establish, maintain, administer, or manage private banking accounts or correspondent accounts for non-United States persons or their representatives (including foreign individuals visiting the United States) in a manner that takes into account enhanced due diligence procedures and controls, where necessary, to detect and report instances of money laundering through such accounts.

●
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

Federal Home Loan Bank System. Lake Shore Savings is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which is one of the regional Federal Home Loan Banks that make up the Federal Home Loan Bank System.  Each Federal Home Loan Bank serves as a central credit facility for its member institutions by extending advances up to a maximum aggregate amount of twenty times the amount paid in by such member for capital stock in the Bank.  Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.  Lake Shore Savings, as a member of the FHLBNY, is required to acquire and hold shares of capital stock in the FHLBNY in an amount at least equal to 0.20% of the mortgage-related assets of Lake Shore Savings.  Lake Shore Savings is also required to own activity-based stock, the amount of which is calculated to reflect at least 4.50% of Lake Shore Savings’ outstanding advances.  These percentages are subject to change by the Federal Home Loan Bank.  Lake Shore Savings was in compliance with this requirement at December 31, 2009, with an investment in FHLBNY stock of $2.5 million.

Management evaluates the stock for impairment in accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities” (“ASC 320”). Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. The FHLB stock was not deemed to be impaired, and therefore no impairment charges were recorded during the year ended December 31, 2009.

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

Membership in the Federal Home Loan Bank is voluntary for all federally-chartered savings associations, such as Lake Shore Savings.  Each Federal Home Loan Bank System has adopted a capital structure meeting a leverage limit and a risk-based permanent capital requirement.  Two classes of stock are authorized:  Class A (requires a six month notice prior to redemption) and Class B (requires a five year notice prior to redemption).

Federal Reserve System.   Lake Shore Savings is subject to provisions of the Federal Reserve Act and the Federal Reserve Board’s regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities.  Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts).  The Federal Reserve Board regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $42.1 million.  The amount of aggregate transaction accounts in excess of $42.1 million is currently subject to a reserve ratio of 10.0%.  The Federal Reserve Board regulations currently exempt $6.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the Federal Reserve Board at the end of each year.  Lake Shore Savings is in compliance with the foregoing reserve requirements.  Because required reserves must be maintained in the form of vault cash, a non-interest bearing account at a Federal Reserve Bank, or a pass-thru account as defined by the Federal Reserve Board, must be maintained by the depository institution. The effect of this reserve requirement is to reduce Lake Shore Savings’ interest-earning assets.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.  The Federal Reserve Board is consolidating its check processing operation so that all checks presented to depository institutions in the United States, payable on depository institutions in the United States, are deemed to be local checks.

Developments in Regulation of the Financial Sector

Actions taken by Congress and bank regulatory agencies in response to recent market instability.  In response to the widely-publicized challenging conditions during 2008, 2009 and into 2010 within the U.S. banking and financial system, the Treasury and federal banking agencies have taken various actions as part of a comprehensive strategy to stabilize the financial system and housing markets, and to strengthen U.S. financial institutions.

Emergency Economic Stabilization Act of 2008.  The Emergency Economic Stabilization Act of 2008 (“EESA”), enacted on October 3, 2008, provided the Secretary of Treasury with authority to, among other things, establish the Troubled Asset Relief Program (“TARP”) to purchase from financial institutions up to $700 billion of troubled assets, which include residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008.  The term “troubled assets” also included any other financial instrument that the Secretary, after consultation with the Chairman of the Federal Reserve Board determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination in writing, to the appropriate committees of the U.S. Congress.  EESA also provided for the temporary increase of federal deposit insurance coverage levels under the DIF from $100,000 to $250,000 per deposit category, per depositor, per institution, through December 31, 2013.

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

On February 25, 2009, the Treasury announced the Capital Assistance Program (“CAP”), which is a new capital program under the Treasury Department’s Financial Stability Plan.  The purpose of the CAP is to restore confidence throughout the financial system by ensuring that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers.  The CAP does not replace the CPP and is open to qualifying institutions regardless of whether they participated in the CPP.  The deadline to apply for the CAP was May 25, 2009.  Recipients of CAP funding are subject to requirements governing executive compensation and corporate governance for the entire period during which Treasury holds equity issued under the CAP.

American Recovery and Reinvestment Act of 2009.  On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009 into law as a $787 billion dollar economic stimulus.  The stimulus includes discretionary spending for among other things, infrastructure projects; increased unemployment benefits and food stamps; as well as tax relief for individuals and businesses.

The Credit Card Accountability Responsibility and Disclosure Act of 2009.  In 2009, Congress enacted the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (“CARD Act”), which brings significant changes to rules dealing with consumer credit card accounts.  The Federal Reserve Board has promulgated certain rules implementing the CARD Act.  The CARD Act makes numerous changes to the Truth in Lending Act, affecting the marketing, underwriting, pricing, billing and other aspects of the consumer credit card business.  Several provisions of the CARD Act became effective in August 2009; others became effective in February 2010; and others will become effective in August 2010.  Legislation has been proposed to accelerate the effective date of all of the CARD Act provisions effective as soon as the legislation is enacted, but prospects for enactment are uncertain.  In sum, the CARD Act, and its implementing regulations, demands greater transparency within the industry.  It requires that credit card agreements be made publicly accessible, imposes notice requirements, and imposes, among other things, restrictions on interest rate changes, billing, fees, and the extension of credit to college students.  The new law could reduce credit availability, or increase the cost of credit to cardholders, possibly affecting our transaction volume and revenues.

The CARD Act also includes provisions that impose limits and restrictions on certain prepaid (or “pay before”) card products, including on fees.  The Federal Reserve Board has proposed implementing regulations with respect to these provisions.  The statutory provisions and implementing regulations may diminish the attractiveness of these products to our customers and may consequently adversely affect transaction volumes and revenues.

Temporary Liquidity Guarantee Program.  The FDIC established the TLGP on October 14, 2008 (i) guaranteeing certain debt issued by FDIC-insured institutions and certain holding companies on or after October 14, 2008 through June 30, 2009; and (ii) providing unlimited insurance coverage for non-interest bearing transaction accounts.

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

Under the TAGP component of the TLGP, non-interest bearing transaction accounts are fully insured through June 30, 2010.  Non-interest bearing transaction accounts are any deposit accounts with respect to which interest is neither accrued nor paid and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal, including traditional demand deposit checking accounts that allow for an unlimited number of deposits and withdrawals at any time.  Transactions accounts do not include interest-bearing money market deposit accounts or sweep arrangements that result in funds being placed in an interest-bearing account as the result of the sweep.  The unlimited guarantee under the TAGP is in addition to, and separate from, the general deposit insurance coverage provided for under the DIF, currently at $250,000 per depositor, per institution until December 31, 2013.  We have opted to participate in the TAGP and as such are bound by the requirements of the program, including the quarterly payment of an annualized assessment of 15, 20, or 25 basis points, depending on our risk category, on any deposit amounts exceeding the existing deposit insurance limit of $250,000.  This assessment is in addition to our usual risk-based assessment, as discussed above in the paragraph regarding “Deposit Insurance.”

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

Truth in Savings Act regulatory amendments. In conjunction with issuing the joint, final rule regarding unfair or deceptive acts or practices, the Federal Reserve Board also adopted a final rule amending its regulations that implement the Truth in Savings Act.  The final rule, published in the Federal Register on January 29, 2009, addresses depository institutions’ disclosure practices related to overdrafts.  The final rule extends to all institutions and includes the requirement to disclose on periodic statements the total amounts charged for overdraft fees and returned items fees, for both the statement period and the year-to-date period.  The final rule also requires institutions that provide account balance information through an automated system to provide a balance that excludes additional funds that may be made available to cover overdrafts

Consumer Overdraft Consent regulatory amendment.  The Federal Reserve Board has promulgated a final rule under Regulation E that requires financial institution to obtain an accountholder’s consent prior to assessing any fees or charges in connection with the payment of any consumer overdraft for any ATM or one-time debit transaction.  The rule requires financial institutions to 1) provide the consumer with a notice explaining the overdraft service, 2) provide a reasonable opportunity for the consumer to affirmatively consent to the service, 3) obtain the consumer’s affirmative consent to the institution’s payment of ATM withdrawals or one-time debit card transactions pursuant to the institution’s overdraft service, and 4) provide the consumer with written confirmation of the consumer’s consent.  Financial institutions must implement the rule no later than July 1, 2010.

Proposed Legislation and Regulatory Action. In 2009, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act of 2009, which, among other things, calls for the absorption of our primary federal regulator, OTS, into the Office of the Comptroller of the Currency.  In addition, the reform legislation provides for the establishment of a Consumer Financial Protection Agency having broad authority to regulate providers of credit, savings, payment and other consumer financial products and services; creates a new structure for resolving troubled or failed financial institutions; requires certain over-the-counter derivative transactions to be cleared in a central clearinghouse and/or effected on the exchange; revises the assessment base for the calculation of the FDIC assessments; and creates a structure to regulate systemically important financial companies, including providing regulators with the power to require such companies to sell or transfer assets and terminate activities if they determine that the size or scope of activities of the company pose a threat to the safety and soundness of the company or the financial stability of the United States.  Other proposals have been made both domestically and internationally, including additional capital and liquidity requirements and limitations on size or types of activity in which banks may engage.  The U.S. Senate is expected to consider its own version of the legislation, addressing similar, but not identical issues.

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

Item 1A.  Risk Factors.

Risks Related To Our Business

Our loan portfolio includes loans with a higher risk of loss.  We originate commercial mortgage loans, commercial loans, consumer loans, and residential mortgage loans primarily within our market area.  Commercial mortgage, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.  These loans also have greater credit risk than residential real estate for the following reasons:

●	Commercial Mortgage Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

●	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.

●
Consumer Loans.  Consumer loans (such as personal lines of credit) may or may not be collateralized with assets that provide an adequate source of payment of the loan due to depreciation, damage, or loss.

The financial crisis and economic recession have resulted in uncertainty in the financial markets in general. While all financial institutions have been impacted by the economic conditions, the sub-prime lending issues have not affected Western New York in the same manner as other areas of the country and are not expected to affect our loan portfolio.  Higher prices for businesses and consumers and increasing unemployment could affect our loan portfolio, if business owners or consumers are not able to make loan payments.  As a result of the economic downturn, we have noticed an increase in our delinquent loans. Any further downturn in the real estate market or our national or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans.

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

Low demand for real estate loans may lower our profitability.  Making loans secured by real estate, including one-to-four family and commercial real estate, is our primary business and primary source of revenue.  If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans.  Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates.  In 2007, interest rates began to fall towards the end of the year, as a result of the sub-prime lending crisis.  During

2007 the weighted average interest rate on our loan portfolio was not enough to offset the higher interest expenses incurred on our deposit portfolio, which resulted in lower profitability.  In 2008 and 2009, interest rates on deposit products began to steadily decline, while rates on loan products remained steady. In 2008 and 2009, loan growth was experienced in the Erie County market, and resulted in increased net interest income, however, there can be no assurance that such growth will continue.

We have opened new branches and expect to open additional new branches in the near future.  Opening new branches reduces our short-term profitability due to one-time fixed expenses coupled with low levels of income earned by the branches until their customer bases are built.  We most recently opened a new branch in Kenmore, New York in December 2008 and plan to open another Erie County branch office in Depew, New York during April 2010.  In addition, we may continue to expand through de novo branching.  The expense associated with building and staffing new branches will significantly increase our non-interest expense, with compensation and occupancy costs constituting the largest amount of increased costs.  Losses are expected from new branches for some time as the expenses associated with it are largely fixed and typically greater than the income earned as a branch builds up its customer base.  Our management has projected that it will take approximately 18 to 24 months for the Kenmore and Depew branches to become profitable after they have opened.  All of our other full-service branches are individually profitable.  There can be no assurance that our branch expansion strategy will result in increased earnings, or that it will result in increased earnings within a reasonable period of time.  We expect that the success of our branching strategy will depend largely on the ability of our staff to market the deposit and loan products offered by us.  Depending upon locating acceptable sites, we anticipate opening one or two branches every 12 to 24 months.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits.  Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), requires us to evaluate our internal control over financial reporting and provide an annual management report on our internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting.  In addition, commencing for the year ended December 31, 2009, we have also obtained a report by our independent auditors on the effectiveness of our internal controls.  If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

Risks Related To Recent Developments And The Banking Industry Generally

Our business may be adversely affected by conditions in the financial services industry and U.S. and global credit markets. Beginning in the latter half of 2007 and continuing into 2010, negative developments in the capital markets and the economic recession have resulted in uncertainty in the financial markets in general. Although there are some indicators of improving economic conditions, there can be no assurance that such conditions will continue to improve and it is also possible that conditions will again deteriorate.  Factors such as consumer spending, business investment, government spending and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for deposits has increased significantly due to liquidity concerns at many of these same institutions. In an economic environment characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets.

Dramatic declines in the housing market over the past three years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions.  These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  The resulting economic pressure on consumers and lack of confidence in the financial markets may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses.

As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. Negative developments in the financial services industry and the impact of new legislation in response to those developments could adversely impact our operations, including our ability to originate or sell loans, and adversely impact our financial performance.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system. As discussed further above in Part I, Item 1 “Business—Regulation—Developments in Regulation of the Financial Sector,” since October 2008, numerous legislative actions have been taken in response to the financial crisis affecting the banking system and financial markets.

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

On May 22, 2009, the FDIC imposed a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution could not exceed 10 basis points times the institution’s assessment base. This emergency assessment was calculated based on the institution’s assets as of June 30, 2009, and totaled $185,000 for the Company, and was collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. On November 12, 2009, the FDIC Board of Directors approved a final rule that required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, unless an exemption is obtained from the FDIC.  Under this new rule, we accounted for the prepayment by recording the entire amount as a prepaid expense (an asset) as of December 30, 2009, the date the payment was made.  Subsequently, we will record an expense (charge to earnings) for the regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, we will resume paying the quarterly deposit insurance assessments and recording the expense when it is paid.

We also participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. The general termination date for the transaction account guarantee portion of the TLGP was December 31, 2009.  To promote an orderly phase-out of the program, on August 26, 2009, the FDIC adopted a final rule extending the program for six months, through June 30, 2010.  For institutions that chose to remain in the program, the fee was raised and adjusted to reflect the institution’s risk profile. Any institution currently participating in the program that wished to opt out of the transaction account guarantee program extension had to submit its opt-out election to the FDIC on or before November 2, 2009.  We have decided to remain in the program, and therefore will be subject to additional fees for the extended portion of the program.

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

Our local economy may affect our future growth possibilities.  We are in uncertain economic times, including uncertainty with respect to financial markets that have been volatile as a result of sub-prime mortgage related issues and other matters.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations.  Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our current market area, which is primarily located in Chautauqua and Erie Counties, New York.  The financial crisis has negatively impacted our local economy and any further downturn in our local economy may further limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis.  If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected. A prolonged economic downturn would likely lead to a deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. If the current economic downturn in the economy as a whole, or in our geographic market areas, continues for a prolonged period, borrowers may be less likely to repay their loans as scheduled or at all.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.

Competition in our primary market area may reduce our ability to attract and retain deposits and originate loans.  We operate in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans.  Historically, our most direct competition for savings deposits has come from credit unions, community banks, large commercial banks and thrift institutions in our primary market area.  Particularly in times of extremely low or extremely high interest rates, we have faced additional significant competition for depositors from brokerage firms and other firms’ short-term money market securities and corporate and government securities.  Our competition for loans comes principally from mortgage brokers, commercial banks, other thrift institutions, and insurance companies.  Competition for loan originations and deposits may limit our future growth and earnings prospects.

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

Our earnings may be adversely impacted by a decrease in interest rates on residential mortgage loans.  Low rates on these loan products may result in an increase in prepayments, as borrowers refinance their loans.  If we cannot re-invest the funds received from prepayments at a comparable spread, net interest income could be reduced.  Also, in a falling interest rate environment, certain categories of deposits may reach a point where market forces prevent further reduction in interest paid on those product.  The net effect of these circumstances is reduced net interest income and possibly net interest spread.  At December 31, 2009, 73.7% of our loans with contractual maturities of greater than one year had an average fixed rate of 6.04% which is higher than current yields on these products.  In addition, 71.4% of our certificates of deposit, with an average interest rate of 2.24%, will mature within one year, and 42.2% of our borrowed funds, with an average interest rate of 2.80%, will contractually mature within one year.  Therefore, in a decreasing rate environment, our interest income may decrease more rapidly than the yields paid on our deposits and borrowings causing a narrowing of our net interest rate spread and a decrease in our earnings. Our earnings may also be impacted by an increase in interest rates on loans, creating decreased demand for loans. Likewise, if interest rates rise, rates on deposit products will increase faster than loan rates, increasing short term deposit interest expense faster than income earned on loan products.

Changes in the Federal Reserve Board’s monetary or fiscal policies could adversely affect our results of operations and financial condition.  Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Board has, and is likely to continue to have, an important impact on the operating results of banks through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession.  The Federal Reserve Board affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject.  We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Item 2.  Properties.

We conduct our business through our corporate headquarters, administrative offices, and nine branch offices.  At December 31, 2009, the net book value of the computer equipment and other furniture, fixtures, and equipment at our offices totaled $676,000.  For more information, see Note 6 and Note 10 in the Notes to our Consolidated Financial Statements.

Location	Leased or Owned	Original Date Acquired	Net Book Value December 31, 2009 (In thousands)
Corporate Headquarters
125 East Fourth Street Dunkirk, NY 14048	Owned	1995	$134
Branch Offices:
Chautauqua County
128 East Fourth Street Dunkirk, NY 14048	Owned/Leased (1)	1930	913
30 East Main Street Fredonia, NY 14063	Owned	1996	736
1 Green Avenue Jamestown, NY 14701	Owned/Leased(2)	1996	682
115 East Fourth Street Jamestown, NY 14701	Owned	1997	318
106 East Main Street Westfield, NY 14787	Owned	1998	242
Erie County
5751 Transit Road East Amherst, NY 14051	Owned	2003	1,134
3111 Union Road Orchard Park, NY 14127	Leased(3)	2003	395
59 Main Street Hamburg, NY 14075	Leased(4)	2005	1,008
3438 Delaware Ave Kenmore, NY 14217	Owned	2008	1,260
Administrative Offices:
31 East Fourth Street Dunkirk, NY 14048	Owned	2003	359
123 East Fourth Street Dunkirk, NY 14048	Owned	1995	93

(1)  The building is owned. Additional parking lot is leased. The lease expires in November 2014.

(2)  The building is owned.  The land is leased.  The lease expires in September 2015.

(3)  The lease expires in January 2017.

(4)  The lease expires in 2028.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4. [Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Lake Shore Bancorp, Inc. common stock trades on the Nasdaq Global Market under the symbol “LSBK”.  The table below shows the reported high and low sales prices of the common stock during the periods indicated.

	Sales Price		Dividend Information
Period	High	Low	Amount per Share	Date of Payment

2008
First Quarter	$10.63	$7.81	$0.04	February 15, 2008
Second Quarter	10.20	8.13	0.05	May 15, 2008
Third Quarter	10.09	6.34	0.05	August 15, 2008
Fourth Quarter	9.67	6.65	0.05	November 14, 2008

2009
First Quarter	$8.01	$4.31	$0.05	February 13, 2009
Second Quarter	7.55	6.41	0.05	May 15, 2009
Third Quarter	8.25	7.00	0.05	August 14, 2009
Fourth Quarter	8.25	7.46	0.05	November 13, 2009

On February 2, 2010, the Board of Directors of Lake Shore Bancorp declared a quarterly cash dividend of $0.06 per common share outstanding that was payable on February 23, 2010 to stockholders of record as of the close of business on February 8, 2010.  Refer to Note 21 in the Notes to our Consolidated Financial Statements.

The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend, dependent upon our earnings, financial condition and other relevant factors.

As of March 24, 2010 there were approximately 1,378 record holders of Lake Shore Bancorp common stock.

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended December 31, 2009:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2009 through October 31, 2009	5,000	$8.05	5,000	76,264
November 1, 2009 through November 30, 2009	1,024	$7.51	1,024	75,240
December 1, 2009 through December 31, 2009	6,628	$7.67	6,628	68,612
Total	12,652	$7.81	12,652	68,612

(1)   On February 24, 2010, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 122,642 shares of our outstanding common stock. This amount represented 5% of our outstanding stock not owned by the MHC as of February 24, 2010. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

Item 6.  Selected Financial Data.

Our selected consolidated financial and other data is set forth below, which is derived in part from, and should be read in conjunction with, our audited consolidated financial statements and notes thereto, beginning on page F-1 of this Form 10-K.

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Selected financial condition data:
Total assets	$425,656	$407,833	$357,801	$354,237	$333,724
Loans, net	259,174	240,463	218,711	205,677	206,160
Securities available for sale	118,381	112,863	105,922	108,016	94,082
Securities held to maturity	—	—	—	—	2,275
Federal Home Loan Bank stock	2,535	2,890	3,081	2,481	2,716
Total cash and cash equivalents	22,064	29,038	10,091	18,682	12,053
Total deposits	318,414	293,248	240,828	249,637	250,890
Short-term borrowings	6,850	5,500	18,505	10,605	11,205
Long-term debt	36,150	46,460	37,940	32,750	37,480
Total equity	55,446	54,228	53,465	53,747	27,995
Allowance for loan losses	1,564	1,476	1,226	1,257	1,240
Non-performing loans	1,677	1,651	1,644	1,309	1,362
Non-performing assets	1,999	1,699	1,705	1,492	1,448

	For the year ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Selected operating data:
Interest income	$19,693	$19,983	$18,622	$17,774	$15,956
Interest expense	7,929	8,778	9,133	8,045	6,426
Net interest income	11,764	11,205	9,489	9,729	9,530
Provision for loan losses	265	391	105	158	20
Net interest income after provision for loan losses	11,499	10,814	9,384	9,571	9,510
Total non-interest income	2,415	600	2,002	1,805	1,847
Total non-interest expense	11,035	9,602	9,118	8,646	8,350
Income before income taxes	2,879	1,812	2,268	2,730	3,007
Income taxes	718	342	451	911	953
Net income	$2,161	$1,470	$1,817	$1,819	$2,054
Basic earnings per common share (1)	$0.37	$0.24	$0.29	$0.24	$—
Diluted earnings per common share (1)	$0.37	$0.24	$0.29	$0.24	$—
Dividends declared per share	$0.20	$0.19	$0.13	$0.03	$—

(1) The Company completed an initial public offering of its common stock on April 3, 2006.

	At or for the year ended December 31,
	2009	2008	2007	2006	2005
Selected financial ratios and other data
Performance ratios:
Return on average assets	0.52%	0.39%	0.52%	0.52%	0.62%
Return on average equity	3.93%	2.76%	3.39%	4.05%	7.47%
Dividend payout ratio(1)	54.05%	79.17%	44.83%	12.50%	—
Interest rate spread(2)	2.70%	2.75%	2.42%	2.60%	2.93%
Net interest margin(3)	3.03%	3.19%	2.92%	3.00%	3.09%
Efficiency ratio(4)	77.83%	81.34%	79.35%	74.96%	73.39%
Non interest expense to average total assets	2.65%	2.53%	2.60%	2.49%	2.53%
Average interest-earning assets to average interest-bearing liabilities	116.16%	117.53%	117.94%	116.16%	107.51%

Capital ratios:
Total risk-based capital to risk weighted assets(5)	20.33%	21.78%	23.72%	23.88%	17.06%
Tier 1 risk-based capital to risk weighted assets(5)	19.95%	21.35%	22.90%	22.81%	16.00%
Tangible capital to tangible assets(5)	10.85%	11.20%	12.28%	11.68%	8.47%
Tier 1 leverage (core) capital to adjustable tangible assets(5)	10.85%	11.20%	12.28%	11.68%	8.47%
Equity to total assets	13.03%	13.30%	14.94%	15.17%	8.39%

Asset quality ratios:
Non-performing loans as a percent of total net loans	0.65%	0.69%	0.75%	0.64%	0.66%
Non-performing assets as a percent of total assets	0.47%	0.42%	0.48%	0.42%	0.43%
Allowance for loan losses as a percent of total net loans	0.60%	0.61%	0.56%	0.61%	0.60%
Allowance for loan losses as a percent of non-performing loans	93.26%	89.40%	74.57%	96.03%	91.04%

Other data:
Number of full service offices	9	9	8	8	8

(1)	Represents dividends declared per share as a percent of earnings per share.

(2)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(3)	Represents the net interest income as a percent of average interest-earning assets for the period.

(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

(5)
Represents the capital ratios of Lake Shore Savings Bank since Lake Shore Bancorp, Inc., as a savings and loan holding company, is not subject to formula-based requirements at the holding company level.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our consolidated financial condition and results of operations.  You should read the information in this section in conjunction with our consolidated financial statements and accompanying notes to consolidated financial statements beginning on page F-1 of this Form 10-K, and the other statistical data provided in this Form 10-K.

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

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government.  Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability.  Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions.  Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area.  Since 1993, following the appointment of our current Chief Executive Officer, and despite the fact that the Western New York market area has been economically stagnant, we have significantly increased in asset size and have grown from being two branches to nine branches.  Since 2000 our asset size has more than doubled and we opened four new branches.  We plan to open our tenth branch office in April 2010.  We are among the largest lenders in market share of residential mortgages in Chautauqua County.

Beginning in the latter half of 2007 and continuing into 2010, negative developments in the capital markets and the economic recession have resulted in uncertainty in the financial markets in general and have negatively impacted liquidity and credit quality across the financial markets.  The far-reaching effects of the recession include deterioration in the labor market, rising unemployment, volatile equity markets, and declining home values, all of which are weighing negatively on consumer sentiment as evidenced by weak spending throughout this time period.  During 2008 and 2009, financial markets experienced unprecedented events, and the market exhibited extreme volatility and evaporating liquidity as credit quality concerns, sharp fluctuations in commodity prices, volatility in rate indices such as Prime and LIBOR, and illiquidity persisted.  Concerns regarding increased credit losses from the weakening economy negatively affected the capital and earnings levels of most financial institutions.  Liquidity in the debt markets was extremely low despite the efforts of the Treasury and the Federal Reserve Board to inject capital and liquidity into financial institutions, and as a result, asset values continue to be under pressure.  Although there are some indicators of improving economic conditions, there can be no assurance that such conditions will continue to improve and it is also possible that conditions will again deteriorate.

As discussed further above in Part I, Item 1 “Business—Regulation—Developments in Regulation of the Financial Sector,” since October 2008, numerous legislative actions have been taken in response to the financial crisis affecting the banking system and financial markets.  These legislative actions were implemented to help stabilize and provide liquidity to the financial system.  There can be no assurance, however, as to the actual impact any governmental program will have on the financial markets or our financial condition and results of operations.  We remain active in monitoring these developments and supporting the interests of our shareholders.

Management Strategy

Our Reputation.  Our primary management strategy has been to retain our perceived image as one of the most respected and recognized community banks in Western New York with over 118 years of service to our community.  Our management strives to accomplish this goal by continuing to emphasize our high quality customer service and financial strength.

Branching.  In December 2008, we opened our newest branch office in Kenmore, New York. This office had generated deposits of $25.4 million as of December 31, 2009. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield, in Chautauqua County, New York and in East Amherst, Hamburg, Orchard Park and Kenmore in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County which is a critical component of our future profitability and growth. We will be opening another branch office in Depew, New York during April 2010. This will be our fifth branch location in Erie County, New York and our tenth branch overall.

Our People.  A large part of our success is related to customer service and customer satisfaction.  Having employees who understand and value our clientele and their business is a key component to our success.  We believe that our present staff is one of our competitive strengths and thus the retention of such persons and our ability to continue to attract quality personnel is a high priority.

Residential Mortgage and Other Lending.  Historically, our lending portfolio has been composed predominantly of residential mortgage loans.  At December 31, 2009 and 2008, we held $185.8 million and $175.8 million of residential mortgage loans, respectively, which constituted 71.9% and 73.3% of our total loan portfolio, at such respective dates.  We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At December 31, 2009 and 2008, our commercial real estate loan portfolio consisted of loans totaling $28.3 million and $19.5 million, respectively, or 11.0% and 8.1%, respectively, of total loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans.  Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans.  At December 31, 2009 and 2008, our commercial loan portfolio consisted of loans totaling $11.4 million and $7.4 million, respectively, or 4.4% and 3.1%, respectively, of total loans.  We will sell loans when appropriate and will retain servicing rights to those loans.    Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy.  Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines.  At December 31, 2009 and 2008, our investment securities totaled $120.9 million and $115.8 million, respectively.

Treasury Yield Curve. As with all community banks, we face a challenge in monitoring our interest rate risk. Banks generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped. During 2007 and 2008, the Federal Reserve cut the federal funds rate 10 times and as of December 31, 2009 the targeted federal funds rate was between 0% and 0.25%. During 2008, and continuing in 2009, there was unprecedented volatility in the markets including the failure of large investment banks, the conservatorship of Fannie Mae and Freddie Mac, a global liquidity crisis, continuing housing market declines and an ongoing credit crisis with financial institutions. There have been coordinated global initiatives and significant injections of capital and liquidity into the capital markets and financial institutions in response to these events. Between December 2008 and December 2009, yields in long-term Treasury maturities have shifted upward.  For example, the yield on the 10 year Treasury note increased from 2.21% as of December 31, 2008 to 3.84% as of December 31, 2009, an increase of 63 basis points.  Over that same one year time period the yield on a mortgage backed security increased by only 36 basis points.  Given the changes to the treasury yield curve and spread relationship with mortgages, our net interest margin could decline if interest rates on loans remain low or decline further.

Interest Rate Risk.  The current interest rate environment is challenging for community banks. Residential mortgage rates have declined in part due to the Federal Reserve Board purchasing mortgage backed securities. The lower rates on residential mortgage products often causes higher rate loans in the portfolio to prepay (or re-finance) and new loan originations to be recorded at lower rates. Adjustable rate mortgages continue to have their interest rates adjust downward which reduces interest income.  At the same time, interest rates on long term funding have not declined commensurately with mortgage rates, resulting in a narrower interest rate spread. To address these challenges, we have implemented a number of strategies including refinance mitigation and loan sales. We sold $6.3 million of low rate residential mortgage loans during the year ended December 31, 2009. In addition, we continue to monitor market rates for funding options. Prior to 2008, we had purchased an interest rate floor product to help offset lower interest income received on floating rate loans if rates declined. During 2008 and through January 2009, our interest income was enhanced by payments on the floor. In January 2009, management decided to sell the floor based on its current value and prospects for further rate declines.  Net of the cost of the investment, $1.0 million of interest income was recorded due to an increase in market value over the life of the interest rate floor product. We also received $348,000 of interest income over the life of the interest rate floor product.

We employ a third party financial advisor to assist us in managing our investment portfolio and developing balance sheet strategies.  At December 31, 2009 and 2008, we had $118.4 million and $112.9 million, respectively, invested in securities available for sale, the majority of which are mortgage-backed, collaterized mortgage obligations (“CMOs”) and municipal securities.  We do not own any collateralized debt obligations (“CDOs”) or structured investment vehicles (“SIVs”).

Other than Temporary Impairment

During 2008, we wrote down four non-agency asset-backed securities in our investment portfolio due to the continued disruption of the securities and housing markets. The write-down resulted in a pre-tax loss of $1.9 million ($1.2 million, net of tax), which was recorded in “Other Non-interest Income” in the consolidated statements of operations. The securities were rated “AAA” by the major rating agencies when purchased. Three of the securities are collateralized by second lien home equity loans to prime borrowers. These securities were “wrapped” by an insurance guarantee issued by Financial Guaranty Insurance Co. (“FGIC”). As a result of FGIC’s exposure to troubled assets and the inability to raise additional capital, the major rating agencies downgraded FGIC. As a result of FGIC’s downgrade, the major rating agencies downgraded the ratings on these securities. The fourth security is backed by first lien residential mortgages to sub-prime borrowers. The majority of the mortgages underlying this security are adjustable rate loans. As of December 31, 2009 the security was rated CCC/Caa3 by S&P and Moody’s, respectively. The fair market values for all of these securities have experienced significant declines. The price declines, accounting rules and associated SEC guidance contributed to management’s determination that the impairment on these securities was “other-than-temporary” during 2008. It should be noted that all of these securities continue to make payments as of December 31, 2009. No additional impairments in these securities or impairments on other securities were taken during the year ended December 31, 2009. Management monitors the securities portfolio for the possibility of additional OTTI on a quarterly basis. Refer to Note 3 of the Notes to Consolidated Financial Statements for more information on OTTI.

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

In management’s opinion, the accounting policy relating to valuation of investments is a critical accounting policy.  The fair values of our investments are determined using public quotations, third party dealer quotes, pricing models, or discounted cash flows.  Thus, the determination may require significant judgment or estimation, particularly when liquid markets do not exist for the item being valued.  The use of different assumptions for these valuations could produce significantly different results, which may have material positive or negative effects on results of operations.  Refer to Note 14 of the Notes to Consolidated Financial Statements for more information on fair value.

Management also considers the accounting policy relating to the impairment of investments to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the consolidated results of operations.  The credit portion of a decline in the fair market value of investments below cost deemed to be other-than-temporary may be charged to earnings resulting in the establishment of a new cost basis for an asset.  Management continually reviews the current value of its investments for evidence of other than temporary impairment.  Refer to Note 3 of the Notes to Consolidated Financial Statements for more information on other than temporary impairment.

These critical policies and their application are reviewed periodically by the Audit Committee and the Board of Directors.  All accounting policies are important, and as such, we encourage the reader to review each of the policies included in the notes to the Consolidated Financial Statements to better understand how our financial performance is reported.

Analysis of Net Interest Income

Net interest income represents the difference between the interest we earn on our interest-earning assets, such as mortgage loans and investment securities and the expense we pay on interest-bearing liabilities, such as time deposits and borrowings.  Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on them.

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

	At December 31, 2009		For the Year ended December 31, 2009			For the Year ended December 31, 2008			For the Year ended December 31, 2007
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits & Federal funds sold	$15,007	0.68%	$18,413	$102	0.55%	$13,554	$284	2.10%	$3,959	$130	3.28%
Securities	120,916	4.58%	118,938	5,533	4.65%	109,846	5,146	4.68%	110,535	5,010	4.53%
Loans	259,174	5.42%	250,846	14,058	5.60%	228,392	14,553	6.37%	210,610	13,482	6.40%
Total interest-earning assets	395,097	4.98%	388,197	$19,693	5.07%	351,792	$19,983	5.68%	325,104	$18,622	5.73%
Other assets	30,559		28,068			27,005			25,351
Total assets	$425,656		$416,265			$378,797			$350,455
Interest-bearing liabilities:
Demand and NOW accounts	$41,857	0.17%	$37,581	$71	0.19%	$36,025	$145	0.40%	$37,011	$242	0.65%
Money market accounts	37,336	0.59%	28,765	221	0.77%	23,631	229	0.97%	24,324	323	1.33%
Savings accounts	29,027	0.30%	29,577	86	0.29%	28,057	154	0.55%	26,722	135	0.51%
Time deposits	189,022	3.00%	189,066	5,667	3.00%	154,857	5,929	3.83%	139,271	6,214	4.46%
Borrowed funds	43,000	4.11%	47,860	1,768	3.69%	55,372	2,202	3.98%	46,948	2,099	4.47%
Other interest-bearing liabilities	1,322	8.85%	1,339	116	8.66%	1,370	119	8.69%	1,394	120	8.61%
Total interest bearing liabilities	341,564	2.32%	334,188	7,929	2.37%	299,312	8,778	2.93%	275,670	9,133	3.31%
Other non-interest bearing liabilities	28,646		27,141			26,244			21,239
Stockholders’ Equity	55,446		54,936			53,241			53,546
Total liabilities and equity	$425,656		$416,265			$378,797			$350,455
Net interest income				$11,764			$11,205			$9,489
Interest rate spread					2.70%			2.75%			2.42%
Net interest margin					3.03%			3.19%			2.92%

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

	Year Ended December 31, 2009 Compared to Year Ended December 31, 2008			Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$(259)	$77	$(182)	$(62)	$216	$154
Securities	(36)	423	387	167	(31)	136
Loans	(1,848)	1,353	(495)	(62)	1,133	1,071
Total interest-earning assets	(2,143)	1,853	(290)	43	1,318	1,361
Interest-bearing liabilities:
Demand and NOW accounts	(80)	6	(74)	(91)	(6)	(97)
Money market accounts	(52)	44	(8)	(85)	(9)	(94)
Savings accounts	(76)	8	(68)	12	7	19
Time deposits	(1,428)	1,166	(262)	(937)	652	(285)
Total deposits	(1,636)	1,224	(412)	(1,101)	644	(457)
Other interest-bearing liabilities:
Borrowed funds	(149)	(285)	(434)	(248)	351	103
Other interest-bearing liabilities	—	(3)	(3)	1	(2)	(1)
Total interest-bearing liabilities	(1,785)	936	(849)	(1,348)	993	(355)
Net change in interest income	$(358)	$917	$559	$1,391	$325	$1,716

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

Total assets at December 31, 2009 were $425.7 million, an increase of $17.8 million, or 4.4%, from $407.8 million at December 31, 2008.  The increase in total assets was primarily due to an $18.7 million increase in loans receivable, net and a $5.5 million increase in securities available for sale, partially offset by a $7.0 million decrease in cash and cash equivalents.

Cash and cash equivalents decreased by $7.0 million, or 24.0%, to $22.1 million at December 31, 2009 from $29.0 million at December 31, 2008.  Federal funds sold decreased $10.3 million from $17.6 million at December 31, 2008 to $7.3 million at December 31, 2009.  This decrease was primarily due to the utilization of funds for loan origination and investment security purchases.  Interest bearing deposits increased $3.1 million from $4.7 million at December 31, 2008 to $7.8 million at December 31, 2009 due to our investment in a long term time deposit and our deposits in a money market fund at another financial institution.

Securities available for sale increased by $5.5 million, or 4.9%, to $118.4 million at December 31, 2009 from $112.9 at December 31, 2008.  The increase was attributable to purchases of $37.3 million of securities in 2009 which was offset by paydowns of securities of $31.8 million during 2009.

Loans receivable, net increased by $18.7 million, or 7.8%, to $259.2 million at December 31, 2009 from $240.5 million at December 31, 2008.  The table below shows the changes in loan volume by loan type between December 31, 2008 and December 31, 2009:

			Change
	December 31, 2009	December 31, 2008	$	%
	(in thousands)
Real Estate Loans:
Residential, 1-4 family	$185,753	$175,808	$9,945	5.7%
Home Equity	30,158	28,143	2,015	7.2%
Commercial	28,328	19,513	8,815	45.2%
Construction	365	6,479	(6,114)	(94.4)%
	244,604	229,943	14,661	6.4%

Commercial Loans	11,430	7,403	4,027	54.4%
Consumer Loans	2,377	2,350	27	1.1%

Total Gross Loans	258,411	239,696	18,715	7.8%
Allowance for loan losses	(1,564)	(1,476)	(88)	6.0%
Net deferred loan costs	2,327	2,243	84	3.7%
Loans receivable, net	$259,174	$240,463	$18,711	7.8%

The increase in residential loans was attributable to lower interest rates being offered on residential mortgage loans during 2009. Mortgage loans represented 71.9% of the loan portfolio at December 31, 2009. We do not carry any “subprime” loans in our mortgage portfolio. The increase in commercial lending was attributable to completion of construction on non-residential properties and our efforts to increase loan originations in this category, especially in the Erie County market area. Commercial real estate loans and other commercial loans represented 11.0% and 4.4%, respectively, of the total loan portfolio at December 31, 2009.

The table below shows changes in deposit volumes by type of deposit between December 31, 2008 and December 31, 2009:

			Change
	December 31, 2009	December 31, 2008	$	%
	(in thousands)
Demand Deposits:
Non-interest bearing	$21,172	$25,811	$(4,639)	(17.9)%
Interest bearing	41,857	35,303	6,554	18.6%
Money market	37,336	25,157	12,179	48.4%
Savings	29,027	27,290	1,737	6.4%
Time deposits	189,022	179,687	9,335	5.2%

Total Deposits	$318,414	$293,248	$25,166	8.6%

The decrease in non-interest bearing accounts was due to a large commercial customer deposit that was temporarily held at Lake Shore Savings in December 2008.  The growth in total deposits was primarily attributed to our Erie County branches including our newest branch office in Kenmore, NY which generated $13.8 million in new deposits in 2009. The growth in deposits was also attributed to our ability to offer or match competitive rates in our market area.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, decreased by $9.0 million, or 17.2%, from $52.0 million at December 31, 2008 to $43.0 million at December 31, 2009.  Short-term borrowings increased $1.4 million from $5.5 million at December 31, 2008 to $6.9 million at December 31, 2009, while long-term borrowings decreased $10.3 million from $46.5 million at December 31, 2008 to $36.2 million at December 31, 2009.  The decline in borrowings was due to the repayment of debt from excess deposits and cash that was not used for loan originations or investment purchases.

Total stockholders’ equity increased by $1.2 million, or 2.3%, from $54.2 million at December 31, 2008 to $55.4 million at December 31, 2009.  The increase was primarily due to net income of $2.2 million for the year ended December 31, 2009 and stock based compensation awards of $372,000. The increase was partially offset by the purchase of $719,000 in outstanding common stock under our stock repurchase plan during 2009. Dividends declared and paid during the year ended December 31, 2009 further reduced stockholders’ equity by $465,000. Lastly, a $139,000 decrease in other comprehensive income reduced stockholders’ equity.

Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008

General. Net income was $2.2 million for the year ended December 31, 2009, an increase of 47.0%, compared to net income of $1.5 million for the year ended December 31, 2008.  Basic and diluted earnings per share were $0.37 for the year ended December 31, 2009 compared to $0.24 for the year ended December 31, 2008.  Net income in 2008 was impacted by a $1.9 million ($1.2 million net of tax) other-than-temporary impairment charge on four non-agency asset-backed securities.  Net income in 2008 also included $769,000 in earnings on an interest rate floor derivative product that was sold in January 2009.  Net income in 2009 was impacted by a $617,000 increase in FDIC insurance assessments as a result of increased premiums mandated by the FDIC, imposition of a one-time special assessment and increased deposit balances

Net Interest Income. Net interest income increased by $559,000, or 5.0%, to $11.8 million for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Interest income decreased by $290,000 and interest expense decreased by $849,000 for the year ended December 31, 2009 when compared to the year ended December 31, 2008.  Net interest spread and net interest margin were 2.70% and 3.03%, respectively, for the year ended December 31, 2009 compared to 2.75% and 3.19%, respectively, for the year ended December 31, 2008.

Interest Income. Interest income decreased by $290,000, or 1.5%, from $20.0 million for the year ended December 31, 2008 to $19.7 million for the year ended December 31, 2009.  Loan interest income decreased by $500,000, or 3.4%, for the year ended December 31, 2009 compared to the year ended December 31, 2008, partly due to the sale of an interest rate floor product in January 2009, as noted above.  Interest income was positively impacted by a $22.5 million increase in average loans receivable in 2009 despite a 77 basis point decrease in the yield earned on our average loan portfolio. The average yield on our loan portfolio decreased from 6.37% to 5.60% for the years ended December 31, 2008 and 2009, respectively.  Investment income increased by $387,000, or 7.5%, from $5.1 million for the year ended December 31, 2008 to $5.5 million for the year ended December 31, 2009. The investment portfolio had an average balance of $118.9 million and an average yield of 4.65% for the year ended December 31, 2009 compared to an average balance of $109.8 million and an average yield of 4.68% for the year ended December 31, 2008.  Other interest income decreased by $182,000, or 64.1%, from $284,000 for the year ended December 31, 2008 to $102,000 for the year ended December 31, 2009.  This was primarily due to a decrease on the average yield earned on our federal funds sold and interest bearing deposits from 2.1% to 0.6% for the years ended December 31, 2008 and 2009, respectively.  Other interest income was positively impacted by an increase in the average balance of federal funds sold and other interest bearing deposits from $13.6 million for the year ended December 31, 2008 to $18.4 million for the year ended December 31, 2008.

Interest Expense. Interest expense decreased by $849,000, or 9.7%, from $8.8 million for the year ended December 31, 2008 to $7.9 million for the year ended December 31, 2008.  Interest expense on deposits decreased by $412,000, or 6.4%, for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to lower interest rates being offered on deposit products during 2009 which was partially offset by a $42.4 million increase in average total deposit balances in 2009. The average yield paid on interest-bearing deposits decreased from 2.66% for the year ended December 31, 2008 to 2.12% for the year ended December 31, 2009.  Interest expense related to advances from the Federal Home Loan Bank of New York decreased $434,000, or 19.7%, for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to a $7.5 million decrease in average borrowings since December 31, 2008 and to a 0.29% decrease in the weighted average interest rate paid on borrowings.  The average yield on these borrowings decreased from 3.98% for the year ended December 31, 2008 to 3.69% for the year ended December 31, 2009.

Provision for Loan Losses. Provision for loan losses decreased by $126,000, or 32.3%, during the year ended December 31, 2009 in comparison to the same period in 2008, despite an increase in non-performing assets from $1.7 million at December 31, 2008 to $2.0 million at December 31, 2009. Management determined that additional provisions were not necessary due to the quality of the loan portfolio.  The majority of our loans are residential mortgage loans or commercial mortgage loans backed by first lien collateral on real estate held in the Western New York region.  Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values.  We do not hold any sub-prime loans in our loan portfolio.  In light of current economic conditions, we are continuing to monitor our loan portfolio and if necessary we will adjust the provision for loan losses.

Non-interest Income. Non-interest income increased by $1.8 million during the year ended December 31, 2009 compared to year ended December 31, 2008.  This increase was primarily the result of the other-than-temporary-impairment charge recorded during the 2008 period of $1.9 million. This increase was partially offset by a decrease in earnings on bank owned life insurance of $124,000 for the year ended December 31, 2009 compared to 2008 as a result of a reduced crediting rate on one of the insurance products.

Non-interest Expense.  Non-interest expense increased by $1.4 million, or 14.9%, to $11.0 million for the year ended December 31, 2009 compared to $9.6 million for the year ended December 31, 2008. The increase in non-interest expense was primarily due to an increase in FDIC insurance premiums and salary and employee benefits expenses.  FDIC insurance premiums increased $617,000 for the year ended December 31, 2009 compared to 2008. Salaries and employee benefits expenses increased by $561,000, or 11.4%, for the year ended December 31, 2009 compared to 2008 due to annual salary increases, hiring of additional staff for a new branch that opened in December 2008 and an increase in health insurance costs paid by the Company. The Company also recorded a loss of $135,000 on the sale of its interest rate floor derivative product during 2009.

Income Tax Expense.  Income tax expense increased by $376,000, or 109.9%, from $342,000 for the year ended December 31, 2008 to $718,000 for the year ended December 31, 2009.  The majority of the increase in income tax expense was attributed to the impact of the pre-tax treatment of the $1.9 million impairment charge recorded in the 2008 period. As a result of the impairment charge in the prior period, our projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance decreased significantly in the current period, causing our effective tax rate to increase to 24.9% for the year ended December 31, 2009 compared to 18.9% for the year ended December 31, 2008.

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007

General. Net income was $1.5 million for the year ended December 31, 2008, a decrease of 19.1%, compared to net income of $1.8 million for the year ended December 31, 2007.  Basic and diluted earnings per share were $0.24 for the year ended December 31, 2008 compared to $0.29 for the year ended December 31, 2007.  The decrease in net income was primarily attributed to a non-cash, pre-tax, impairment charge of $1.9 million ($1.2 million net of tax) related to write-downs of investments in four non-agency asset-backed securities during 2008.  See “Other Than Temporary Impairment” above.

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

Interest Income. Interest income increased by $1.4 million, or 7.3%, from $18.6 million for the year ended December 31, 2007 to $20.0 million for the year ended December 31, 2008.  Loan interest income grew by $1.1 million, or 7.9%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Part of the increase was due to an increase in loan originations during 2007 that led to additional interest income in 2008.  During 2008, mortgage loan originations totaled $61.2 million, an increase of $17.2 million, or 39%, over mortgage loan originations in 2007 of $44.0 million.   As a result, the average balance of our loan portfolio increased $17.8 million from an average balance of $210.6 million for the year ended December 31, 2007 to an average balance of $228.4 million for the year ended December 31, 2008.  The average yield on our loan portfolio decreased from 6.40% to 6.37% for the years ended December 31, 2007 and 2008, respectively.  Interest income on our loan portfolio was also impacted by a $506,000 increase on the fair value of our interest rate floor derivative product, which was $207,000 more than the increase recorded during the year ended December 31, 2007.  In addition,

$305,000 in interest income was recorded on the interest rate floor derivative product during the year ended December 31, 2008 compared to no interest income being recorded during the year ended December 31, 2007, as the prime rate dropped below the contractual rate in the floor agreement in 2008, which triggered payments. In January 2009, we sold our interest rate floor product for $890,000, and recorded a loss on sale of $135,000.  Since inception, the Company recorded $804,000 of gains in the fair value of this asset cumulatively as of December 31, 2008, which was recorded in the interest on loans, including fees section of the Consolidated Statements of Income.  In addition, in 2008, the Company recorded $305,000 of interest received due to a drop in the prime rate.  A decision was made by the Company to sell the interest rate floor product in January 2009, due to management’s determination that the value of the product had reached its peak and based on an evaluation of estimated prime rate changes in the future.  Investment income increased by $136,000, or 2.7%, from $5.0 million for the year ended December 31, 2007 to $5.1 million for the year ended December 31, 2008.  The investment portfolio had an average balance of $109.8 million and an average yield of 4.68% for the year ended December 31, 2008 compared to an average balance of $110.5 million and an average yield of 4.53% for the year ended December 31, 2007.  Other interest income increased by $154,000, or 118.5%, from $130,000 for the year ended December 31, 2007 to $284,000 for the year ended December 31, 2008.  This was primarily due to the additional interest earned from the increase in the average balance of federal funds sold and other interest bearing deposits from $4.0 million for the year ended December 31, 2007 to $13.6 million for the year ended December 31, 2007.

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

Provision for Loan Losses. Provision for loan losses increased by $286,000, or 272.4%, to $391,000 for the year ended December 31, 2008 from $105,000 for the year ended December 31, 2007.  Total classified loans increased $1.3 million from $6.4 million as of December 31, 2007 to $7.7 million as of December 31, 2008.  Included in the classified loans total as of December 31, 2008, was an increase of $2.4 million in the “doubtful” assets category, which indicated a high probability of loss within the loan portfolio.  This increase is primarily due to four commercial business loans made to one borrower to fund the start-up of a franchise restaurant business, totaling $2.6 million.  Management’s analysis indicated that these loans were “impaired” as of December 31, 2008, due to delinquency and concerns over ability to meet contractual obligations.  Management worked with the borrower to resolve these issues and during January 2009 these loans were re-structured and payments were current. Furthermore, the average balance of our loan portfolio increased from $210.6 million as of December 31, 2007 to $228.4 million as of December 31, 2008.  The increase in the average balance of our loan portfolio is attributed to an increase in new residential mortgage loans originated in 2008.  These loans are backed by collateral which limits our risk of loss.  Management deemed the increase to provision for loan losses was necessary due to the increase in our loan portfolio during 2008 and the increase in non-performing loans, offset by a reduction in the provision for loan losses on our residential mortgage loan portfolio, given the strength of the collateral values for the residential property in Western New York and historical losses on this portfolio.  We believe that the allowance for loan losses accurately reflects the level of risk inherent in the loan portfolio and the risk of lending in our community.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations.  We have written agreements with the Federal Home Loan Bank of New York, which as of August 10, 2009, allowed us to borrow up to $37.9 million on an overnight line of credit and $37.9 million on a one-month overnight repricing line of credit.  As of December 31, 2009, we had no borrowings outstanding under either of these agreements.  We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans.  At December 31, 2009, we had outstanding advances totaling $43.0 million.

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

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities.  For the year ended December 31, 2009, we originated loans of approximately $71.4 million in comparison to approximately $66.1 million of loans originated during the year ended December 31, 2008.  Purchases of investment securities totaled $37.3 million in the year ended December 31, 2009 and $25.8 million in the year ended December 31, 2008.

At December 31, 2009, we had loan commitments to borrowers of approximately $7.8 million and overdraft lines of protection and unused home equity lines of credit of approximately $24.3 million.

Total deposits were $318.4 million at December 31, 2009, as compared to $293.2 million at December 31, 2008.  Time deposit accounts scheduled to mature within one year were $135.1 million at December 31, 2009.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

As discussed above, during 2009, macro-economic conditions continued to negatively impact liquidity and credit quality across the financial markets as the U.S. economy experienced a recession.  While the recession has had far-reaching effects, our consolidated financial condition and liquidity position remained strong in 2009.

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

Other than with respect to an estimated $1 million we intend to utilize to remodel one of our administrative buildings, we do not anticipate any material capital expenditures in 2010.  We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than debt as described in Note 9 in the Notes to our Consolidated Financial Statements and the commitments and unused lines and letters of credit noted above.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 17 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of December 31, 2009.

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

Managing interest rate risk is of primary importance to us.  The responsibility for interest rate risk management is the function of our Asset Liability Committee, which includes our Chief Executive Officer and President, Chief Financial Officer and certain other members of our Board of Directors.  Our Asset Liability Committee meets at least quarterly, and more often if necessary, to review our asset/liability policies and identify and measure potential risks to earnings due to changes in interest rates.  The primary goal of our interest rate risk management is to minimize the potential loss in net interest income that could arise from changes in interest rates given our business strategy, operating environment, capital, liquidity and performance objectives.  Our Chief Financial Officer also receives recommendations from a third party financial advisor regarding permissible investment securities, the use of which are part of our management of interest rate risk.

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

Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates decrease.  At December 31, 2009, 84.2% of our residential mortgage loans with contractual maturities of greater than one year had an average fixed rate of 5.94%, which approximates the current rate on a 30 year fixed rate residential mortgage of 5.0%, and therefore may not reprice if interest rates begin to rise.  In addition, 65.1% of our certificates of deposit, with an average rate of 3.28%, will mature within one year, and 38.2% of our borrowed funds, with an average rate of 3.64%, contractually mature within one year.  Average interest rates as of December 31, 2009 on these products were 3.83% and 3.98%.  Therefore, in an increasing rate environment, the rates paid on our deposits portfolio are expected to increase.  An increasing rate environment may cause a narrowing of our net interest rate spread and a decrease in our earnings.

The table below sets forth as of December 31, 2009 and December 31, 2008, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of December 31, 2009			As of December 31, 2008
Change in Interest Rates (basis points) (1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change From Base	Percentage Change from Base
	(Dollars in thousands)
+300	$25,819	$(29,559)	(53)%	$27,769	$(18,307)	(40)%
+200	36,192	(19,185)	(35)%	35,394	(10,682)	(23)%
+100	46,431	(8,946)	(16)%	41,748	(4,328)	(9)%
0	55,377	—	—	46,076	—	—
-100	61,726	6,349	11%	48,394	2,318	5%

(1) Assumes an instantaneous uniform change in interest rates.  A basis point equals 0.01%.

From December 2008 until December 2009, the Federal Reserve Board lowered the federal funds rate from 3.06% to 0.05%, a decline of 301 basis points due to the unprecedented volatility in the markets during 2008 and 2009, including the failure of large investment banks, the conservatorship of Fannie Mae and Freddie Mac, a global liquidity crisis, continuing housing market declines and an ongoing credit crisis with financial institutions.  In response, there have been coordinated global initiatives and significant injections of capital and liquidity into the capital markets and financial institutions.

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

See pages F-1 through F-44 following the signature page of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s files and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

ParenteBeard LLC’s report on the Company’s internal control over financial reporting is included in Item 8 of this Report and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end.

Item 15.  Exhibits, Financial Statement Schedules.

15(a)(1)  Financial Statements.  The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Statements of Financial Condition as of December 31, 2009 and 2008

●	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

●	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

●	Notes to Consolidated Financial Statements

15(a)(2)  Financial Statement Schedules.  Schedules are omitted because they are not required or the information is provided elsewhere in the Consolidated Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3)  Exhibits.  The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Charter of Lake Shore Bancorp, Inc.[1]

3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[8]

4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.[3]

4.2	Form of Restricted Stock Award Notice[6]

4.3	Form of Stock Option Certificate[6]

10.1	Amended and Restated Employment Agreement by and between David C. Mancuso and Lake Shore Bancorp, Inc.[10]

10.2	Amended and Restated Employment Agreement by and between David C. Mancuso and Lake Shore Savings Bank[10]

10.3	Form of One-Year Change in Control Agreement[9]

10.4	Amended and Restated Severance Pay Plan of Lake Shore Savings Bank[7]

10.5	1999 Executives Supplemental Benefit Plan[1]

10.6	Amended and Restated 2007 Executives Supplemental Benefit Plan[5]

10.7	1999 Directors Supplemental Benefit Plan[1]

10.8	Amended and Restated 2007 Directors Supplemental Benefit Plan[5]

10.9	Form of Employee Stock Ownership Plan of Lake Shore Bancorp, Inc.[2]

10.10	Lake Shore Bancorp, Inc. 2006 Stock Option Plan[4]

10.11	Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan[4]

23.1	Consent of ParenteBeard LLC*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

1	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).

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

4	Incorporated herein by reference to the Proxy Statement for our October 24, 2006 special meeting of shareholders filed with the Securities and Exchange Commission on September 7, 2006.

5	Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.

6	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 3, 2007 (Registration No. 333-141829).

7	Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on November 16, 2007.

8	Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

9	Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on February 2, 2010.

10	Incorporated herein by reference to Exhibits 10.1 and 10.2 to Form 8-K, filed with the Securities and Exchange Commission on March 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2010.

Lake Shore Bancorp, Inc.

By:	/s/ David C. Mancuso
David C. Mancuso
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tracy S. Bennett	Director

Tracy S. Bennett		March 31, 2010

/s/ Michael E. Brunecz	Chairman of the Board

Michael E. Brunecz		March 31, 2010

/s/ Reginald S. Corsi	Director

Reginald S. Corsi		March 31, 2010

/s/ David C. Mancuso	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2010
David C. Mancuso

/s/ Sharon E. Brautigam	Director

Sharon E. Brautigam		March 31, 2010

/s/ James P. Foley, DDS	Director

James P. Foley, DDS		March 31, 2010

/s/ Daniel P. Reininga	Executive Vice President, Chief Operating Officer and Vice Chairman of the Board

Daniel P. Reininga		March 31 2010

/s/ Gary W. Winger	Director

Gary W. Winger		March 31, 2010

/s/ Nancy L. Yocum	Director

Nancy L. Yocum		March 31, 2010

/s/ Rachel A. Foley	Chief Financial Officer (principal accounting and financial officer)

Rachel A. Foley		March 31, 2010

Lake Shore Bancorp, Inc. and Subsidiary

Lake Shore Bancorp, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Lake Shore Bancorp, Inc.
Dunkirk, New York

We have audited the accompanying consolidated statements of financial condition of Lake Shore Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Shore Bancorp, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lake Shore Bancorp, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2010 expressed an unqualified opinion.

/s/ParenteBeard LLC

ParenteBeard LLC
Pittsburgh, Pennsylvania
March 30, 2010

Lake Shore Bancorp, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Lake Shore Bancorp, Inc.
Dunkirk, New York

We have audited Lake Shore Bancorp, Inc. and subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lake Shore Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lake Shore Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition and the related consolidated statements of income, stockholders’ equity and cash flows of Lake Shore Bancorp, Inc. and subsidiary, and our report dated March 30, 2010 expressed an unqualified opinion.

/s/ParenteBeard LLC
ParenteBeard LLC
Pittsburgh, Pennsylvania
March 30, 2010

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,
	2009	2008
	(Dollars In Thousands except share and per share data)
Assets
Cash and due from banks	$7,057	$6,784
Interest bearing deposits	7,754	4,671
Federal funds sold	7,253	17,583

Cash and Cash Equivalents	22,064	29,038

Securities available for sale	118,381	112,863
Federal Home Loan Bank stock, at cost	2,535	2,890
Loans receivable, net of allowance for loan losses 2009 $1,564; 2008 $1,476	259,174	240,463
Premises and equipment, net	7,950	8,195
Accrued interest receivable	1,721	1,730
Bank owned life insurance	10,842	10,566
Other assets	2,989	2,088

Total Assets	$425,656	$407,833

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Interest bearing	$297,242	$267,437
Non-interest bearing	21,172	25,811

Total Deposits	318,414	293,248

Short-term borrowings	6,850	5,500
Long-term debt	36,150	46,460
Advances from borrowers for taxes and insurance	3,070	2,968
Other liabilities	5,726	5,429

Total Liabilities	370,210	353,605

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $.01 par value per share, 25,000,000 shares authorized: 6,612,500 shares issued and 6,157,162 outstanding at December 31, 2009 and 6,612,500 shares issued and 6,257,798 outstanding at December 31, 2008, respectively	66	66
Additional paid-in capital	27,838	27,754
Treasury stock, at cost (455,338 shares at December 31, 2009 and 354,702 shares at December 31, 2008)	(4,467)	(3,748)
Unearned shares held by ESOP	(2,217)	(2,302)
Unearned shares held by RRP	(987)	(1,190)
Retained earnings	34,224	32,520
Accumulated other comprehensive income	989	1,128

Total Stockholders’ Equity	55,446	54,228

Total Liabilities and Stockholders’ Equity	$425,656	$407,833

See notes to consolidated  financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

	Years Ended December 31,
	2009	2008	2007
	(In Thousands, except per share amounts)
Interest Income
Loans, including fees	$14,058	$14,553	$13,482
Investment securities, taxable	4,720	4,615	4,645
Investment securities, tax-exempt	813	531	365
Other	102	284	130

Total Interest Income	19,693	19,983	18,622

Interest Expense

Deposits	6,045	6,457	6,914
Short-term borrowings	47	233	766
Long-term debt	1,721	1,969	1,333
Other	116	119	120

Total Interest Expense	7,929	8,778	9,133

Net Interest Income	11,764	11,205	9,489

Provision for Loan Losses	265	391	105

Net Interest Income after Provision for Loan Losses	11,499	10,814	9,384

Non-Interest Income
Impairment charge on investment securities	-	(1,934)	-
Service charges and fees	2,001	1,985	1,459
Earnings on bank owned life insurance	276	400	417
Gain/loss on sale of loans	32	-	1
Other	106	149	125
Total Non-Interest Income	2,415	600	2,002

Non-Interest Expenses
Salaries and employee benefits	5,493	4,932	4,881
Occupancy and equipment	1,403	1,387	1,293
Professional services	1,228	1,185	1,224
FDIC insurance	675	58	30
Data processing	513	560	486
Advertising	360	402	228
Postage and supplies	267	266	245
Other	1,096	812	731

Total Non-Interest Expenses	11,035	9,602	9,118

Income before Income Taxes	2,879	1,812	2,268

Income Taxes	718	342	451

Net Income	$2,161	$1,470	$1,817

Basic and diluted earnings per common share	$0.37	$0.24	$0.29
Dividends declared per share	$0.20	$0.19	$0.13

See notes to consolidated  financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009, 2008 and 2007

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands, except share and per share data)
Balance – January 1, 2007	$66	$27,537	-	$(2,473)	$(1,565)	$30,063	$119	$53,747
Comprehensive income:
Net income	—	—	—	—	—	1,817	—	1,817
Other comprehensive income	—	—	—	—	—	—	63	63
Total Comprehensive Income								1,880

ESOP shares earned (7,935 shares)	—	4	—	85	—	—	—	89
Stock based compensation	—	140	—	—	—	—	—	140
RRP shares earned (14,764 shares)	—	(28)	—	—	198	—	—	170
Purchase of treasury stock, at cost (188,829 shares)	—	—	(2,215)	—	—	—	—	(2,215)
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(346)	—	(346)
Balance – December 31, 2007	66	27,653	(2,215)	(2,388)	(1,367)	31,534	182	53,465

Comprehensive income:
Net income	—	—	—	—	—	1,470	—	1,470
Other comprehensive income	—	—	—	—	—	—	946	946
Total Comprehensive Income								2,416

ESOP shares earned (7,935 shares)	—	(13)	—	86	—	—	—	73
Stock based compensation	—	139	—	—	—	—	—	139
RRP shares earned (13,270 shares)	—	(25)	—	—	177	—	—	152
Purchase of treasury stock, at cost (165,873 shares)	—	—	(1,533)	—	—	—	—	(1,533)
Cash dividends declared ($0.19 per share)	—	—	—	—	—	(484)	—	(484)

Balance – December 31, 2008	66	27,754	(3,748)	(2,302)	(1,190)	32,520	1,128	54,228

See notes to consolidated  financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (continued)
Years Ended December 31, 2009, 2008 and 2007

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands, except share and per share data)

Balance – December 31, 2008	66	27,754	(3,748)	(2,302)	(1,190)	32,520	1,128	54,228
Cumulative effect of adoption of revised ASC Topic 320 (net of $4 tax effect)	—	—	—	—	—	8	(8)	—
Comprehensive Income:
Net income	—	—	—	—	—	2,161	—	2,161
Other comprehensive loss	—	—	—	—	—	—	(131)	(131)
Total Comprehensive Income								2,030
ESOP shares earned (7,935 shares)	—	(29)	—	85	—	—	—	56
Stock based compensation	—	148	—	—	—	—	—	148
RRP shares earned (15,198 shares)	—	(35)	—	—	203	—	—	168
Purchase of treasury stock, at cost (100,636 shares)	—	—	(719)	—	—	—	—	(719)
Cash dividends declared ($0.20 per share)	—	—	—	—	—	(465)	—	(465)

Balance – December 31, 2009	$66	27,838	$(4,467)	$(2,217)	$(987)	$34,224	$989	$55,446

See notes to consolidated  financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Cash Flows from Operating Activities
Net income	$2,161	$1,470	$1,817
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of investment securities	(217)	(131)	(17)
Amortization of deferred loan costs	473	439	358
Provision for loan losses	265	391	105
Impairment of investment securities	—	1,934	—
Increase in fair value of interest rate floor derivative product	—	(506)	(299)
Loss on sale of interest rate floor derivative product	135	—	—
Originations of loans held for sale	(6,300)	(1,209)	(584)
Proceeds from sales of loans	6,332	1,313	815
Gain on sale of loans	(32)	—	(1)
Net loss on disposal of premises and equipment	1	13	—
Depreciation and amortization	545	526	544
Deferred income tax expense (benefit)	(317)	(480)	138
Increase in bank owned life insurance, net	(276)	(400)	(417)
ESOP shares committed to be released	56	73	89
Prepayment of FDIC insurance premiums	(1,402)	—	—
Stock based compensation expense	316	291	310
(Increase) decrease in accrued interest receivable	9	(236)	(90)
(Increase) decrease in other assets	146	(255)	(97)
Writedowns of foreclosed real estate	167	102	20
Increase (decrease) in other liabilities	485	848	(559)

Net Cash Provided by Operating Activities	2,547	4,183	2,132

Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities, prepayments and calls	31,824	18,587	16,906
Purchases	(37,519)	(25,601)	(14,693)
Purchases of Federal Home Loan Bank Stock	(48)	(749)	(2,276)
Redemptions of Federal Home Loan Bank Stock	403	940	1,676
Proceeds from sale of interest rate floor derivative product	890	—	—
Loan origination and principal collections, net	(20,122)	(23,006)	(13,788)
Proceeds from sale of foreclosed real estate	228	337	187
Additions to premises and equipment	(301)	(1,811)	(229)
Investment in unconsolidated entity	—	(150)	(350)

Net Cash Used in Investing Activities	(24,645)	(31,453)	(12,567)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	25,166	52,420	(8,809)
Net increase in advances from borrowers for taxes and insurance	102	299	124
Net increase (decrease) in short-term borrowings	1,350	(13,005)	7,900
Proceeds from issuance of long-term debt	4,050	23,500	14,800
Repayment of long-term debt	(14,360)	(14,980)	(9,610)
Purchase of treasury stock	(719)	(1,533)	(2,215)
Cash dividends paid	(465)	(484)	(346)

Net Cash Provided by Financing Activities	15,124	46,217	1,844

Net Increase (Decrease) in Cash and Cash Equivalents	(6,974)	18,947	(8,591)

See notes to consolidated  financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

Cash and Cash Equivalents – Beginning	29,038	10,091	18,682

Cash and Cash Equivalents – Ending	$22,064	$29,038	$10,091

Supplementary Cash Flows Information
Interest paid	$7,985	$8,825	$9,051

Income taxes paid	$764	$663	$1,037

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$708	$422	$81

See notes to consolidated  financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1 - Organization and Nature of Operations

Lake Shore Bancorp, Inc. (the “Company”) was formed on April 3, 2006 to serve as the stock holding company for Lake Shore Savings Bank (the “Bank”) as part of the Bank’s conversion and reorganization from a New York-chartered mutual savings and loan association to the federal mutual holding company form of organization.

Lake Shore, MHC, a federally-chartered mutual holding company (the “MHC”), whose activity is not included in these consolidated financial statements, held 3,636,875 shares, or 59.1%, of the Company’s outstanding common stock as of December 31, 2009.

The Company is engaged primarily in the business of retail banking in Erie and Chautauqua Counties of New York State. Its primary deposit products are savings and term certificate accounts and its primary lending products are residential mortgages.

The Company is a federal corporation regulated by the Office of Thrift Supervision (the “OTS”).  The MHC is also federally chartered. Upon approval by the OTS, the MHC is permitted to waive the receipt of dividends paid by the Company without causing dilution to the ownership interest of the Company’s minority stockholders in the event of a conversion of the MHC to stock form.  The waiving of dividends by the MHC will increase Company resources available for stock repurchases, payment of dividends to minority stockholders, and investments.  As of December 31, 2009, the MHC elected to waive its right to receive cash dividends of approximately $2.0 million on a cumulative basis.  The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Bank.  All material inter-company accounts and transactions have been eliminated.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Use of Estimates

To prepare these consolidated financial statements in conformity with GAAP, management of the Company made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reporting of revenue and expenses and notes to the consolidated financial statements.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, securities valuation estimates, evaluation of impairment of securities and income taxes.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits and federal funds which are generally sold for one to three-day periods.

Investment Securities

All investment securities are classified as available for sale and are carried at fair value with unrealized gains and losses, net of the related deferred income tax effect, excluded from earnings and reported as a separate component of accumulated other comprehensive income until realized.  Realized gains and losses are determined using the specific identification method.

Declines in the fair value of available for sale securities are evaluated for other-than-temporary impairment (“OTTI”) on a quarterly basis. Impairment is assessed at the individual security level. An investment security is

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Investment Securities (continued)

subject to a review for OTTI, if the fair value of the security is less than its cost or amortized cost basis by more than 20%. The Company’s OTTI evaluation process is performed in a consistent and systematic manner and includes an evaluation of all available evidence. Documentation of the process is as extensive as necessary to support a conclusion as to whether a decline in fair value below cost or amortized cost is other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached. This process considers factors such as the severity, length of time and anticipated recovery period of the impairment, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the issuer’s financial condition, capital strength and near-term prospects. The Company also considers its intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value, or until maturity. Among the factors that are considered in determining the Company’s intent and ability to retain the security is a review of its capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, and the Company’s intent and ability to retain the security require considerable judgment.

All securities are reviewed for OTTI under the guidance of FASB ASC Topic 320, “Investments - Debt and Equity Securities” (“ASC 320”). The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and serverity of defaults, estimate of potential recoveries, and other factors, then applies a discounting rate equal to the effective yield of the security. When impairment of a debt security is considered other-than-temporary, the amount of the OTTI recorded as a loss within non-interest income and thereby recognized in earnings depends on whether the Company intends to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to (has decided to) sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost bais, OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value. If the Company does not intend to sell the debt security and it is not more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, OTTI is separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss is recognized against earnings. The amount related to other market factors is recognized in other comprehensive income, net of applicable taxes.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  The restricted stock is carried at cost.

Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  The FHLB stock was not deemed to be impaired, and therefore no impairment charges were recorded during the years ended December 31, 2009, 2008 and 2007.

Derivative Instruments

The Company follows the FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”).  ASC 815 establishes  accounting and reporting standards for derivative instruments and for hedging activities, which require that an

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

entity recognize all derivatives as either assets or liabilities on a balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivative qualifies as a hedge.  If a derivative qualifies as a hedge, the Company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income.  The Company does not currently use hedge accounting.

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

Management estimates the allowance for loan losses pursuant to FASB ASC Topic 450, “Contingencies” (“ASC 450”), and FASB ASC Topic 310, “Receivables” (“ASC 310”).  Larger balance commercial and commercial real estate loans that are considered impaired as defined in ASC 310 are reviewed individually to assess the likelihood and severity of loss exposure. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans subject to individual review are, where appropriate, reserved for according to the present value of expected future cash flows available to repay the loan or the estimated fair value less estimated selling costs of the collateral, if the loan is collateral dependent.  Commercial loans excluded from individual assessment, as well as smaller balance homogeneous loans, such as consumer, residential real estate and home equity loans, are evaluated for loss exposure under ASC 450 based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  The accrual of interest on impaired loans is discontinued when the loan is 90 days past due or in management’s opinion the account should be placed on non-accrual status.  When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income.  Interest income is subsequently recognized only to the extent that cash payments are received.

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

Foreclosed Real Estate

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs at the date of acquisition.  Foreclosed real estate was $322,000 and $48,000 at December 31, 2009 and 2008, respectively, and was included as a component of other assets.  Proceeds from the sale of foreclosed real estate for the years ended December 31, 2009, 2008 and 2007 were $228,000, $337,000, and $187,000, respectively. This resulted in a net loss on sale of $39,000 for the year ended December 31, 2009 and net gains on sale of $4,000 for the years ended December 31, 2008 and 2007.  Writedowns from cost to fair value  less estimated selling costs which are recorded at the time of foreclosure or repossession are charged to the Allowance for Loan Losses. Subsequent writedowns to fair value net of estimated selling costs are recorded in non-interest expense along with direct operating expenses.  Gains or losses not previously recognized, resulting from the sale of foreclosed assets are recognized in non-interest expense on the date of sale.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses (see Note 12).  BOLI involves the purchasing of life insurance by the Company on a chosen group of employees.  The Company is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from the increase in cash surrender value of the policies is included in non-interest income in the statements of income.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Total advertising expense for the years ended December 31, 2009, 2008 and 2007 was $360,000, $402,000, and $228,000, respectively.

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

The Company adopted the revised provisions of ASC Topic 740, “Income Taxes” (“ASC 740”), effective January 1, 2007. The Company periodically reviews its tax positions and applies a “more likely than not” recognition threshold for all tax uncertainties. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Details relating to the adoption of ASC 740 and the impact on the Company’s consolidated financial statements are more fully discussed in Note 11.

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

Stock Compensation Plans

At December 31, 2009, the Company had stock-based employee and non-employee compensation plans, which are described more fully in Note 13.  The Company accounts for these plans under FASB ASC Topic 718 “Compensation – Stock Compensation”.  The Company accounts for the plans using a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award.  Compensation is then recognized over the service period, which is usually the vesting period. The fair value of the stock option grants are estimated on the date of grant using the Black-Scholes options-pricing model.   Common shares awarded under the restricted stock plan are expensed based on the fair market value at the grant date. The stock option plan and restricted stock plan expenses are recognized in salaries and employee benefits expense on the consolidated statement of income.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

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

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit.  Such commitments are recorded in the consolidated statement of financial condition when they are funded.

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

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)

Changes in net unrealized holding gains on securities available for sale	$(214)	$(385)	$103
Reclassification adjustment related to impairment charge for losses included in net income	—	1,934	—

Changes in Net Unrealized Gains (Losses)	(214)	1,549	103

Income tax benefit (expense)	83	(603)	(40)

Other Comprehensive Income(Loss)	$(131)	$946	$63

Restrictions on Cash and Due from Banks

The Company is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank.  The required reserve at December 31, 2009 and 2008 was $2,327,000 and $2,243,000, respectively.

Subsequent Events

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new authoritative accounting guidance under Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events.”  The Company follows FASB ACS Topic 855 in accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company evaluated events occurring subsequent to December 31, 2009

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Subsequent Events (continued)

through the date the consolidated financial statements are being issued, and other than as set forth in Note 21, did not identify any subsequent events requiring disclosure pursuant to the provisions of FASB ASC Topic 855.

New Accounting Standards

The Company adopted FASB ASC Topic 105 “Generally Accepted Accounting Principals” (“ASC Topic 105”) effective September 30, 2009. FASB ASC Topic 105 became effective for interim and annual periods ending September 30, 2009. The statement designates “FASB Accounting Standards CodificationTM” as the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The codification affects the way companies refer to GAAP in financial statements and accounting policies.  The codification reorganizes the thousands of GAAP pronouncements into approximately 90 accounting topics and displays all topics using a consistent structure.  Citing particular content involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  As the codification did not change GAAP, the adoption of ASC Topic 105 did not have any impact on the Company’s consolidated financial condition or results of operations.

The Company adopted FASB Accounting Standards Update (“ASU”) 2009-05 “Measuring Liabilities at Fair Value” (“ASU 2009-05”) effective December 31, 2009.  This update provides amendments to ASC Subtopic 820-10 “Fair Value Measurements and Disclosures – Overall” by providing clarification on acceptable valuation techniques to measure fair value of liabilities for circumstances in which a quoted price in an active market for the identical liability is not available. The update also clarifies how to handle fair value estimates when a restriction prevents the transfer of the liability.  Lastly, the update clarified that using quoted prices for identical liabilities are Level 1 fair value measurements. The guidance is effective for the first reporting period (including interim periods) beginning after issuance.  Management does not expect the adoption of this guidance to impact the Company’s consolidated financial condition or results of operations.

In December 2009, the FASB issued Accounting Standards Update 2009-16 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-16”). ASU 2009-16 makes several significant amendments to prior FASB guidance in accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity. ASU 2009-16 also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This statement is effective for fiscal years beginning after November 15, 2009. Management does not expect the adoption of ASU 2009-16 to have a material impact on its consolidated financial condition or results of operations.

In December 2009, the FASB issued Accounting Standards Update 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. This statement is effective for fiscal years beginning after November 15, 2009. Management is currently evaluating the impact of adopting this standard.

In January 2010, the FASB issued Accounting Standards Update 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash” (“ASU 2010-01”). ASU 2010-01 clarifies that the stock

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

New Accounting Standards (continued)

portion of a distribution to shareholders that allow them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying FASB ASC Topics 505 “Equity” and 260 “Earnings per Share”. This statement is effective for interim and annual periods beginning after December 15, 2009. Management does not expect the adoption of ASU 2010-01 to have a material impact on its consolidated financial condition or results of operations.

In January 2010, the FASB issued Accounting Standards Update 2010-06 “Fair Value Measurements and Disclosures” (“ASU 2010-06”). ASU 2010-06 requires a greater level of disaggregated information and more robust disclosure about valuation techniques and inputs to fair value measurements. Expanded disclosures will be required for information about changes in the reporting entity’s Level 3 fair value measurements due to purchases, sales, issuance, and settlements. ASU 2010-06 will also require additional disclosure on significant transfers between the Level 1, Level 2 and Level 3 fair value measurements. This statement is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in the Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Management is currently evaluating the impact of adopting this standard.

Reclassifications

Certain amounts in the 2008 and 2007 consolidated financial statements have been reclassified to conform with the 2009 presentation format.  These reclassifications had no effect on net income.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3 - Investment Securities

The amortized cost and fair value of securities are as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Securities Available for Sale:
U.S. Treasury bonds	$5,129	$340	$—	$5,469
Municipal bonds	27,303	757	(93)	27,967
Mortgage-backed securities:
Collateralized mortgage obligations	55,549	1,571	(198)	56,922
Government National Mortgage Association	7	—	—	7
Federal National Mortgage Association	9,564	425	—	9,989
Federal Home Loan Mortgage Corporation	9,615	413	—	10,028
Asset-backed securities	9,578	7	(1,619)	7,966
Equity securities	22	11	—	33

	$116,767	$3,524	$(1,910)	$118,381

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Securities Available for Sale:
U.S. Treasury bonds	$5,135	$1,386	$—	$6,521
Municipal bonds	17,192	321	(191)	17,322
Mortgage-backed securities:
Collateralized mortgage obligations	54,626	1,007	(330)	55,303
Government National Mortgage Association	23	2	—	25
Federal National Mortgage Association	8,250	411	(4)	8,657
Federal Home Loan Mortgage Corporation	14,385	463	(41)	14,807
Asset-backed securities	11,391	154	(1,333)	10,212
Equity securities	22	—	(6)	16

	$111,024	$3,744	$(1,905)	$112,863

Approximately 97% and 95% of the collateralized mortgage obligations were backed by federal agencies, Freddie Mac, Fannie Mae, and Ginnie Mae at December 31, 2009 and December 31, 2008, respectively.  All of our collateralized mortgage obligations are backed by residential mortgages.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3 - Investment Securities (continued)

At December 31, 2009 and 2008, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation common stock.

At December 31, 2009, thirty municipal bonds and one U.S. Treasury bond with a cost of $10,575,000 and fair value of $11,181,000 were pledged under a collateral agreement with the Federal Reserve for liquidity borrowing.  In addition at December 31, 2009, seven municipal bonds with a cost of $3,040,000 and fair value of $3,055,000 were pledged as collateral for customer deposits in excess of the FDIC insurance limits. At December 31, 2008, four municipal bonds and one U.S. Treasury bond with a cost of $2,515,000 and fair value of $2,950,000 were pledged under a collateral agreement with the Federal Reserve for liquidity borrowing.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)

December 31, 2009:
Municipal bonds	$5,303	$(93)	$—	$—	$5,303	$(93)
Mortgage-backed securities	6,940	(74)	1,724	(124)	8,664	(198)
Asset-backed securities	—	—	7,638	(1,619)	7,638	(1,619)

	$12,243	$(167)	$9,362	$(1,743)	$21,605	$(1,910)

December 31, 2008:
Municipal bonds	$4,865	$(84)	$1,314	$(107)	$6,179	$(191)
Mortgage-backed securities	12,016	(256)	7,809	(119)	19,825	(375)
Asset-backed securities	1,859	(254)	6,279	(1,079)	8,138	(1,333)
Equity securities	16	(6)	—	—	16	(6)

	$18,756	$(600)	$15,402	$(1,305)	$34,158	$(1,905)

The Company reviews investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly.

At December 31, 2009 the Company’s investment portfolio included sixteen municipal bonds and five mortgage-backed securities with gross unrealized losses in the less than twelve months category. The securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of their book value and the credit ratings remained strong. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

As of December 31, 2009 the Company had sixteen securities in the unrealized loss of twelve months or more category, which primarily consisted of non-agency asset-backed securities. Seven non-agency asset-backed securities in this category were subject to a formal OTTI review as the unrealized losses were greater than 20% of book value for the individual security, the related credit ratings were below investment grade and the Company’s analysis indicated a possible loss of principal. The OTTI analysis for these securities is discussed further below. The remaining nine securities in this category consist of agency and non-agency mortgage-backed securities and non-agency asset-backed securities, and were not evaluated further for OTTI as the unrealized loss was less than

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3 - Investment Securities (continued)

20% of book value and the credit ratings remained high. The temporary impairments in these securities are due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads since the time the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The Company determines whether the unrealized losses are other than temporary in accordance with FASB ASC Topic 320. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes but is not limited to, an evaluation of the type of security, length of time and extent to which fair value has been less than cost, and near-term prospects of the issuer. The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the provisions in the applicable bond indenture and other factors, then applies a discounting rate equal to the effective yield of the security. If the present value of the expected cash flows is less than the amortized book value it is considered a credit loss. The fair value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the fair value and the credit loss is recognized in other comprehensive income, net of taxes.

Four non-agency asset backed securities on which OTTI was recorded during 2008 as described below were reviewed as of December 31, 2009 under the guidance of FASB ASC Topic 320. The Company believes the current unrealized losses on these securities are due to the current economic environment, rising unemployment rates, a continued decline in housing values in many areas of the country, and increased delinquency trends. It is expected that principal losses will be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value did not reflect the need to record additional OTTI charges against earnings in 2009, as the amount of impairment charges recorded during 2008 appear to be sufficient. Management also concluded that it does not intend to sell the securities and that it is more likely that not it will not be required to sell the securities before recovery of the securities amortized cost basis. At December 31, 2009, the difference between the amortized book value and the fair value of $238,000 ($388,000 pre-tax), which represents unrealized losses as calculated under the calculated income approach for these four debt securities, was recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Stockholders’ Equity.

Management reviewed three non-agency asset backed securities as of December 31, 2009, on which an impairment charge has not been taken, under the guidance of FASB ASC Topic 320. These securities have exhibited significant unrealized losses for a sustained period of time and are determined to be trading in an inactive market. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan to values and credit support levels. Although delinquency trends have increased and prepayment speeds have remained slow, the cumulative default rates on these securities have remained low. Furthermore, management’s calculation of the estimated discounted cash flows did not show principal losses for these securities under various prepayment and default rate scenarios. As a result of its assessment, management concluded that principal losses were not expected on these three securities. It further concluded that the unrealized losses reflected a lack of liquidity for these securities due to the inactive market. As a result of the stress tests that were performed, management concluded that an OTTI did not exist as of December 31, 2009. Management also concluded that it does not intend to sell the securities and that it is more likely then not that it will not be required to sell the securities before recovery of the securities amortized basis. The difference between the amortized book value and the fair value of $703,000 ($1.1 million pre-tax), which represents unrealized losses as calculated under the calculated income approach for these three debt securities, was recorded

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3 - Investment Securities (continued)

as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Stockholders’ Equity as of December 31, 2009.

During the year ended December 31, 2008 the Company recorded OTTI charges of $1.9 million ($1.2 million after taxes) related to four debt securities in the available for sale portfolio that were privately issued (i.e., issued by corporations versus government agencies). At the time of purchase, the securities were all rated AAA. Three of the securities were collateralized by second lien home equity loans to prime borrowers. Since, the collateral was on a second lien position these securities were “wrapped” by an insurance guarantee. However, the insurance company also guaranteed other investment securities, and due to its exposure to the sub-prime housing market and inability to raise capital, in 2008, the major rating agencies downgraded the credit rating of the insurance company. This, in turn, caused the rating agencies to downgrade some of these securities. The fourth security was backed by first-lien residential mortgages to sub-prime borrowers. In the current economic environment, the fair market value of these types of securities declined significantly. Furthermore, the delinquency, foreclosure and cumulative default rate trends had increased and the securities were trading in “inactive” markets. As a result of management’s analysis, it was determined that these four asset-backed securities had incurred an other-than-temporary impairment during the year ended December 31, 2008.

On June 30, 2009, the Company adopted new guidance, now codified in FASB ASC Topic 320 “Investments – Debt and Equity Securities” that required companies to record all previously recorded non-credit related OTTI charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption. Upon adoption of the new guidance on June 30, 2009, the Company determined that $12,000 of the OTTI charges recorded in 2008 was related to non-credit factors. As such, an $8,000 (net of $4,000 in taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income was recorded as the cumulative effect impact of adopting FASB ASC Topic 320.

The following table presents a summary of the credit related OTTI charges recognized as components of earnings:
For Year Ended December 31, 2009
Beginning balance, January 1, 2009 (1)	$1,934,000
Adjustments: Cumulative effect of accounting change upon adoption of FASB ASC Topic 320	(12,000)
Additions: Credit related OTTI recorded in current period	—
Ending Balance, December 31, 2009	$1,922,000

(1) Amount represents the OTTI charges recorded in earnings during the year ended December 31, 2008 on four non-agency asset-backed securities.

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary and that the Company may incur additional writedowns in future periods.

Scheduled contractual maturities of investment securities are as follows:

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3 - Investment Securities (continued)

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)

December 31, 2009:
Within one year	$998	$1,024
After one year through five years	897	965
After five years through ten years	7,337	7,764
After ten years	23,200	23,683
Mortgage-backed securities	74,735	76,946
Asset-backed securities	9,578	7,966
Equity securities	22	33
	$116,767	$118,381

During the years ending December 31, 2009 and 2008, the Company did not sell any securities available for sale.

Note 4 – Derivative Instruments

In August 2006, the Company entered into a derivative contract as part of its risk management strategy to protect against market fluctuations in interest rates.  An interest rate floor was purchased for $221,000 to protect against a decline in the prime rate earned on a $10 million notional amount of home equity adjustable rate loans within our loan portfolio.  The term of the interest rate floor product was 60 months.  The Company followed FASB ASC Topic 815 “Derivative and Hedging,” (“ASC Topic 815”) as amended, to account for this transaction.  ASC Topic 815 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.  Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivatives qualify as a hedge.  If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income.  The Company did not elect to use hedge accounting for this transaction.  The interest rate floor was recorded in Other Assets on the Consolidated Statements of Financial Condition and the change in fair value was recorded in Loan Interest Income on the Consolidated Statements of Income.  On January 30, 2009, the Company sold the interest rate floor.  From August 2006 through January 2009, the Company had recorded cumulative earnings of $346,000 in interest income and a cumulative increase in fair market value of $669,000, resulting in additional cash flow for the Company of $1.0 million.  When the product was sold on January 30, 2009 for $890,000, a pretax loss on the sale was recorded, as the fair market value of the product which was recorded in Other Assets on December 31, 2008 had declined by $135,000.  The loss on sale was recorded in the Other Non-Interest Expense section on the Consolidated Statements of Income.  The decision to sell the interest rate floor product was made due to management’s determination that the value of the product had reached its peak based on an evaluation of estimated prime rate changes in the future.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable

Loans receivable, net consist of the following:

	December 31,
	2009	2008
	(In Thousands)

Real estate loans:
Residential, 1 - 4 family	$185,753	$175,808
Home equity	30,158	28,143
Commercial	28,328	19,513
Construction	365	6,479

	244,604	229,943
Commercial loans	11,430	7,403
Consumer loans	2,377	2,350

Total Loans	258,411	239,696

Allowance for loan losses	(1,564)	(1,476)
Net deferred loan costs	2,327	2,243

Loans Receivable, Net	$259,174	$240,463

An analysis of changes in the allowance for loan losses is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Balance, beginning	$1,476	$1,226	$1,257
Provision for loan losses	265	391	105
Charge-offs	(266)	(148)	(139)
Recoveries	89	7	3

Balance, ending	$1,564	$1,476	$1,226

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable (continued)

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
	2009	2008	2007
	(In Thousands)

Impaired loans with no valuation allowance	$146	$—	$—
Impaired loans with a valuation allowance	2,665	2,748	107

Total Impaired Loans	$2,811	$2,748	$107

Valuation allowance allocated to impaired loans	$698	$597	$21

Average investment in impaired loans	$2,808	$327	$36

Interest income recognized on impaired loans on a cash basis	$—	$—	$—

Nonaccrual loans	$1,013	$1,003	$1,077
Loans past due 90 days or more and still accruing interest	664	648	567

Total Nonperforming Loans	$1,677	$1,651	$1,644

As of December 31, 2009, the impaired loans primarily included three commercial loans held by one borrower for start-up costs related to a franchise restaurant business, totaling $2.7 million. The loans were originally classified as impaired due to their delinquency status and concerns about repayment ability.  The Company has worked with the borrower to modify the terms on the loans and this was completed in January 2009. During the year ended December 31, 2009, the loan payments were made by the borrower in a timely manner and the loans were current.  In 2009, the interest income earned and paid by the borrower on these loans was $190,000. These three loans are classified as “troubled debt restructurings” as defined in ASC Topic 310.

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

Residential real estate loans serviced for others by the Company totaled $16,872,000, $12,602,000, and $12,935,000 at December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009 and 2008, loans to directors and executive officers and their affiliated entities in excess of $60,000 totaled $3,053,000 and $2,846,000, respectively.  During the year ended December 31, 2009, total  loans to directors and executive officers were reduced due to principal payments of $246,000. In 2009, $453,000 of new loan advances were issued to this group.

At December 31, 2009, there were approximately $128,543,000 of one to four family residential real estate loans pledged as collateral for advances from the Federal Home Loan Bank.

Most loans made by the Company are secured by borrowers’ personal or business assets. The Company considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable (continued)

of borrowers in that industry exceeds 25% of the Bank’s capital plus reserves. At December 31, 2009, no concentrations of credit to a particular industry existed as defined by these parameters.

The ability of the Company’s residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the area they reside. Commercial borrowers’ ability to repay is generally dependent upon the general health of the economy. Substantially all of the Company’s loans are in western New York State and, accordingly, the ultimate collectibility of a substantial portion of the loans are susceptible to changes in market conditions in this primary market area.

Note 6 - Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2009	2008
	(In Thousands)

Land	$998	$994
Buildings and improvements	8,669	8,575
Furniture and equipment	3,475	3,550

	13,142	13,119
Accumulated depreciation	(5,192)	(4,924)

	$7,950	$8,195

Depreciation and amortization of premises and equipment amounted to $545,000, $526,000, and $544,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.  During the years ended December 31, 2009 and 2008, the Company retired several assets, with total accumulated depreciation of $277,000 and $124,000, respectively.

Note 7 - Other Assets

As of December 31, 2009, included within other assets is a prepaid expense of $1.4 million, which represents the prepayment of FDIC quarterly risk-based deposit insurance assessments.  In November 2009, the FDIC announced it was requiring insured financial institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, unless an exemption was obtained from the FDIC.  Under this new rule, the Company accounts for the prepayment by recording the entire amount of the prepaid assessment as a prepaid expense (an asset) as of December 30, 2009, the date the payment was made.

Subsequently, the Company will record an expense (charge to earnings) for the regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the Company will resume paying and accounting for quarterly deposit insurance assessments by recording an expense as the quarterly payments are made.

Also included within other assets is an investment of $500,000 in common stock of an unconsolidated entity.  The investment in this entity was made during 2007 and 2008 and represents less than  5% of the outstanding equity interests of the entity.  The Company accounts for this investment under the cost method of accounting as the Company is not considered to have significant influence over the operations of the entity and the

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 7 - Other Assets (continued)

cost method appropriately reflects the Company’s economic interest in the underlying investment.  Under the cost method, there is no change to the cost basis unless there is an other than temporary decline in value.  If the decline is determined to be other than temporary, the Company is required to write down the cost basis of the investment to a new cost basis that represents realizable value.  The amount of the write-down would be accounted for as a loss and included in non-interest income.  Distributions received from income on cost method investments are included in non-interest income.  No distributions were received in 2007, 2008, or 2009.

Note 8 - Deposits

Deposits consist of the following:

	December 31,
	2009		2008
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars In Thousands)

Demand deposits:
Non-interest bearing	$21,172	—%	$25,811	—%
Interest bearing	41,857	0.20	35,303	0.29
Money market accounts	37,336	0.86	25,157	0.93
Savings accounts	29,027	0.26	27,290	0.51
Time deposits	189,022	2.44	179,687	3.50

	$318,414	1.60%	$293,248	2.31%

Scheduled maturities of time deposits at December 31, 2009 were as follows (in thousands):

2010	$135,057
2011	31,368
2012	13,900
2013	2,176
2014	6,515
Thereafter	6
$189,022

As of October 2008, the FDIC increased the limits for FDIC insurance from $100,000 to $250,000 per depositor.  The increase will remain in effect until December 31, 2013, after which FDIC insurance for all deposit accounts, except certain retirement accounts will return to at least $100,000 per depositor.  Time deposits in amounts of $100,000 or more amounted to $54,498,000 and $43,709,000 at December 31, 2009 and 2008, repectively.  Time deposits in amounts of $250,000 or more amounted to $12,994,000 and $7,708,000 at December 31, 2009 and 2008, respectively.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 8 – Deposits (continued)

Interest expense on deposits was as follows:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Interest bearing checking accounts	$71	$145	$242
Money market accounts	221	229	323
Savings accounts	86	154	135
Time deposits	5,667	5,929	6,214

	$6,045	$6,457	$6,914

At December 31, 2009 and 2008, deposits of directors, executive officers and their affiliates totaled $2,670,000 and $2,324,000, respectively.

Note 9 - Borrowings

At December 31, 2009 and 2008, the Company had short-term borrowings from the Federal Home Loan Bank of New York of $6,850,000 and $5,500,000, respectively.  The short-term borrowings at December 31, 2009 had fixed rates of interest ranging from 0.36% to 0.38% and mature within one year.  The weighted average interest rate was 0.37% and 2.60% as of December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, the Company had an unsecured line of credit with the Federal Home Loan Bank of New York of $37,912,000 and $26,765,000, respectively, which bears interest at an adjustable rate and provides a secondary funding source for real estate lending, liquidity, and asset/liability management.  This renewable facility expires on August 9, 2010.  The Company also had an unsecured stand-by line of credit with the Federal Home Loan Bank of $37,912,000 and $26,765,000 at December 31, 2009 and 2008, respectively.  The Company had no outstanding borrowings on either line at December 31, 2009 and 2008.

Long-term debt from the Federal Home Loan Bank of New York and related contractural maturities consisted of the following:

	Weighted Average Interest Rate At December 31,		Amount Outstanding At December 31,

Maturity	2009	2008	2009	2008
			(In Thousands)
2009	—	4.04%	$—	$14,360
2010	4.28%	4.28%	11,290	11,290
2011	3.69%	4.02%	11,030	9,530
2012	3.46%	3.81%	9,630	7,380
2013	3.73%	3.84%	3,200	2,900
2014	3.97%	3.97%	1,000	1,000
	3.82%	4.04%	$36,150	$46,460

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 10 - Lease Obligations

The Company is committed under several long-term operating leases which provide for minimum lease payments.  Certain leases contain options for renewal.  Total rental expense under these operating leases amounted to $91,000, $91,000, and $95,000 as of December 31, 2009, 2008 and 2007, respectively.

The Company is also committed under two long-term capital lease agreements. One capital lease agreement had an  outstanding balance of $279,000 and $302,000 at December 31, 2009 and 2008, respectively (included in other liabilities).  This lease has  a remaining term of 8 years at December 31, 2009.  The other lease began in December 2005.  The outstanding balance (included in other liabilities) at December 31, 2009 and 2008 was $1,043,000 and $1,056,000, respectively.  The remaining term is 19 years.  Assets related to the two capital leases are included in premises and equipment and consist of the cost of $1.5 million less accumulated depreciation of approximately $349,000 and $285,000 at December 31, 2009 and 2008, respectively.

Minimum future lease payments for the operating and capital leases at December 31, 2009 were as follows:

	Operating Leases	Capital Lease
	(In Thousands)

2010	$126	$152
2011	134	152
2012	135	152
2013	132	158
2014	131	165
Thereafter	230	1,913

Total Minimum Lease Payments	$888	$2,692

Less: Amounts representing interest		(1,370)

Present value of minimum lease payments		$1,322

Note 11- Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)

Current:
Federal	$985	$804	$312
State	50	18	1
	1,035	822	313
Deferred:
Federal	(331)	(434)	92
State	14	(46)	46

	(317)	(480)	138

	$718	$342	$451

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 11- Income Taxes (continued)

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income is as follows:

	Years Ended December 31,
	2009	2008	2007

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	1.5	(1.0)	1.4
Tax-exempt interest income	(9.7)	(10.0)	(5.6)
Life insurance income	(3.3)	(7.5)	(6.2)
Other	2.4	3.4	(3.7)

	24.9%	18.9%	19.9%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:
	December 31,
	2009	2008
	(In Thousands)

Deferred tax assets:
Deferred compensation	$1,481	$1,366
Impairment charge on securities available for sale	744	748
Allowance for loan losses	214	230

Total Deferred Tax Assets	2,439	2,344

Deferred tax liabilities:
Unrealized gains on securities available for sale	(624)	(713)
Depreciation	(357)	(373)
Deferred loan origination costs	(900)	(868)
Interest rate floor	—	(311)
Other	(166)	(87)

Total Deferred Tax Liabilities	(2,047)	(2,352)

Net Deferred Tax Asset/(Liability)	$392	$(8)

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

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests.  The 1996 federal legislation eliminated these thrift related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 11- Income Taxes (continued)

bank charter.  Management has no intention of taking any such actions.  At December 31, 2009 and 2008, the Company’s total pre-1988 tax bad debt reserve was $2,240,000.  This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

Provided the Company continues to satisfy certain definitional tests and other conditions for New York State income tax purposes, the Company is permitted to continue to take special reserve method bad debt deductions.  The deductible annual addition to the state reserve may be computed using a specific formula based on the Company’s loss history (“Experience Method”) or a statutory percentage equal to 32% of the Company’s New York State taxable income.  The Company used the percentage method in 2009, 2008 and 2007.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure  and transition.  The Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2009 and 2008.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statements of Income.

The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute.  No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.  As of December 31, 2009 there has been no material change in any uncertain tax position.  An IRS Audit was completed in 2008 for the Company’s tax returns for the year ended December 31, 2005 and for the three month period ended March 31, 2006.  The IRS did not note any material changes.  In addition, in 2006 an audit of our New York State income tax return for the year ended December 31, 2004 was completed, with no material changes noted.

Note 12 - Employee and Director Benefit Plans

The Company maintains a 401(k) savings plan covering employees who have completed nine months of service and attained age 21.  Participants may make contributions to the 401(k) Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations.  The plan consists of three components: 401(k), Profit Sharing and Safe Harbor. For the 401(k) component, the Company makes a matching contribution equal to 40% of the participant salary deferral, up to 6% of such employee’s compensation.  For the profit sharing component, the Company makes a discretionary contribution, up to 5.1% of an eligible employee’s salary, depending on years of service.  Lastly, the Company contributes 3.4% of an eligible employee’s salary based on years of service, which is a discretionary contribution to the Safe Harbor component of the plan.  The Company’s expense for all three components of the 401(k) plan for the years ended December 31, 2009, 2008 and 2007 was $313,000, $154,000, and $304,000, respectively.  The 401(k) plan expense decreased for the year ended December 31, 2008 due to forfeiture credits which were applied against current expenses.

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan.  Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement.  Although the plans are unfunded, the Company has purchased bank owned life insurance for the purpose of funding the liability.  The cash surrender value of bank owned life insurance amounted to $6,507,000 and $6,394,000 at December 31, 2009 and 2008, respectively.  Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age.  Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries.  The Company had a liability under such plans of $1,856,000 and $1,891,000 at December 31, 2009 and 2008, respectively.  This liability was

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 12 - Employee and Director Benefit Plans (continued)

recorded in other liabilities on the consolidated statement of financial condition and was calculated using an assumed discount rate of 6% in 2009 and 2008.

Effective October 1, 2001, the Company initiated an additional non-qualified Executive Supplemental Benefit Plan and a non-qualified Director’s Supplemental Benefit Plan.  On January 1, 2007, the Company amended and restated the 2001 plans and added one director to such plans.  The Executive and Director plans are both unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement.  Under the Plan Agreement, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company.  The Company purchased bank owned life insurance for purposes of funding this liability.  The cash surrender value of the bank owned life insurance amounted to $4,335,000 and $4,172,000 at December 31, 2009 and 2008, respectively.  Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age.  Vesting requirements are based on length of service and upon reaching the vesting requirements, the predefined benefits are guaranteed to continue at the full amounts to the designated beneficiaries in the event of death.  The Company had a liability under such plans of $1,741,000 and $1,475,000 at December 31, 2009 and 2008, respectively.  This liability was recorded in other liabilities on the consolidated statement of financial condition and was calculated using an assumed discount rate of 6% in 2009 and 2008.

The Company’s expense for the non-qualified Executive Supplemental Benefit Plans and non-qualified Directors Supplemental Benefit Plans for the years ended December 31, 2009, 2008 and 2007 was $442,000, $589,000 and $579,000, respectively. The Benefit plan expense decreased during the year ended December 31, 2009 due to a participant who began receiving disbursements in 2009.

Note 13 – Stock-based Compensation

As of December 31, 2009, the Company had three stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $372,000, $364,000 and $399,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Stock Option Plan

The Stock Option Plan, which was approved by the Company’s shareholders, permits the grant of options to its employees and non-employee directors for up to 297,562 shares of common stock.  On November 15, 2006, the Board of Directors granted stock options exercisable into 241,546 shares of common stock to members of management and non-employee directors. On January 13, 2009 the Board of Directors granted additional stock options exercisable into 18,969 shares of common stock to non-employee directors. Both incentive stock options and non-qualified stock options may be granted under the Stock Option Plan. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term is ten years.  The stock options generally vest over a five year period.

The fair value of the January 13, 2009 stock option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 3.18%; expected volatility of 35.54%;  risk-free interest rate of 2.296%;  and expected life of 10 years.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 13 – Stock-based Compensation (continued)

Stock Option Plan (continued)

A summary of the status of the Stock Option Plan as of December 31, 2009, 2008 and 2007 is presented below:

	December 31, 2009			December 31, 2008			December 31, 2007
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Oustanding at beginning of year	219,289	$11.50		241,546	$11.50		241,546	$11.50
Granted	18,969	8.01		—	—		—	—
Forfeited	—	—		(22,257)	11.50		—	—
Outstanding at end of year	238,258	$11.22		219,289	$11.50		241,546	$11.50

Options exerciseable at end of year	133,807	$11.50	7 years	91,065	$11.50	8 years	48,319	$11.50	9 years
Fair value of options granted	$2.33

At December 31, 2009, stock options outstanding did not have an intrinsic value (as the stock price on that date was below the exercise price) and 59,304 options remained available for grant under the stock option plan.  Compensation expense amounted to $148,000 for the year ended December 31, 2009, $139,000 for the year ended December 31, 2008, and $140,000 for the year ended December 31, 2007.  At December 31, 2009, $315,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 23 to 48 months.

Recognition and Retention Plan

The Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits  the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.  On November 15, 2006, the Board of Directors granted Awards for an aggregate of 83,305 shares under the RRP to members of management and non-employee directors. Awards vest at a rate of 20% per year with the first vesting period ending December 31, 2007.  The fair value of the Awards on the grant date was $11.50. On January 13, 2009, the Board of Directors granted awards for an additional 9,996 shares of common stock to members of management and non-employee directors. Awards vest at a rate of 20% per year with the first vesting period ending January 13, 2010. The fair value of the Awards on the grant date was $8.01.  As of December 31, 2009 and 2008, there were 39,813 and 26,543, respectively, shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $168,000 for the year ended December 31, 2009, $152,000 for the year ended December 31, 2008 and $170,000 for the year ended December 31, 2007. At December 31, 2009, $370,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 23 to 48 months.

	2009	Weighted Average Grant Price	2008	Weighted Average Grant Price	2007	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	39,804	$11.50	66,640	$11.50	83,305	$11.50
Granted	9,996	$8.01	—	—	—	—
Vested	(13,270)	$11.50	(13,270)	$11.50	(16,665)	$11.50
Forfeited	—	—	(13,566)	$11.50	—	—
Unvested shares outstanding at end of year	36,530	$10.55	39,804	$11.50	66,640	$11.50

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 13 – Stock-based Compensation (continued)

Employee Stock Ownership Plan (ESOP)

The Company established the ESOP for the benefit of eligible employees of the Company and the Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service.  The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.  As of December 31, 2009, the balance of the loan to the ESOP was $2.2  million and the fair value of unallocated shares was $1.6 million.  As of December 31, 2009, there were 31,740 allocated shares and 206,310 unallocated shares compared to 23,805 allocated shares and 214,245 unallocated shares at December 31, 2008 and 15,870 allocated shares and 222,180 unallocated shares at December 31, 2007.  The ESOP compensation expense was $56,000 for the year ended December 31, 2009, $73,000 for the year ended December 31, 2008, and $89,000 for the year ended December 31, 2007 based on 7,935 shares earned in each of those years.

Note 14 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2009 and  2008 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and December 31, 2008 are as follows:

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14 - Fair Value of Financial Instruments (continued)

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Measured at fair value on a recurring basis:
U.S. Treasury Bonds	$5,469	$5,469	$—	$—
Municipal Bonds	27,967	—	27,967	—
Mortgage-backed securities:
Collateralized mortgage obligations	56,922	—	56,922	—
Government National Mortgage Association	7	—	7	—
Federal National Mortgage Association	9,989	—	9,989	—
Federal Home Loan Mortgage Corporation	10,028	—	10,028	—
Asset-backed securities	7,966	—	2,650	5,316
Equity securities	33	—	33	—

Measured at fair value on a non-recurring basis:
Impaired loans	$1,967	$—	$—	$1,967
Foreclosed real estate	322	—	—	322

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Measured at fair value on a recurring basis:
U.S. Treasury Bonds	$6,521	$6,521	$—	$—
Municipal Bonds	17,322	—	17,322	—
Mortgage-backed securities:
Collateralized mortgage obligations	55,303	—	55,303	—
Government National Mortgage Association	25	—	25	—
Federal National Mortgage Association	8,657	—	8,657	—
Federal Home Loan Mortgage Corporation	14,807	—	14,807	—
Asset-backed securities	10,212	—	5,536	4,676
Equity securities	16	—	16	—
Interest rate floor	1,025	—	1,025	—

Measured at fair value on a non-recurring basis:
Impaired loans	$2,151	$—	$—	$2,151
Foreclosed real estate	48	—	—	48

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14 - Fair Value of Financial Instruments (continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Beginning Balance at January 1st	$4,676	$—
Total gains (losses) – realized/unrealized:
Included in earnings	—	(465)
Included in other comprehensive income (loss)	(663)	(859)
Purchases, issuances and settlements	—	—
Principal paydowns	(228)	—

Transfers to Level 3	1,531	6,000

Ending Balance at December 31st	$5,316	$4,676

Both observable and unobservable inputs may be used to determine the fair value of positions the Company has classified within the Level 3 category.  As a result, any unrealized gains and losses for assets within the Level 3 category may include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.  Three non-agency asset-backed securities were transferred to Level 3 during the year ended December 31, 2009 as a result of the continued deterioration in the market place since December 31, 2008 and the difficulty in obtaining current pricing for these securities as they were trading in an inactive market.

Fair value on impaired loans is based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions.

As of December 31, 2009, impaired loans had a gross carrying amount of $2,665,000 with a valuation allowance of $698,000, resulting in additional provision for loan losses of $128,000 for the year ended December 31, 2009. As of December 31, 2008, impaired loans had a gross carrying amount of $2,748,000, with a valuation allowance of $597,000, resulting in additional provision for loan losses of $576,000 for the year ended December 31, 2008.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value based on recent appraisals less estimated selling costs. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14 - Fair Value of Financial Instruments (continued)

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$22,064	$22,064	$29,038	$29,038
Securities available for sale	118,381	118,381	112,863	112,863
Federal Home Loan Bank stock	2,535	2,535	2,890	2,890
Loans receivable	259,174	253,946	240,463	236,506
Interest rate floor	—	—	1,025	1,025
Accrued interest receivable	1,721	1,721	1,730	1,730

Financial liabilities:
Deposits	318,414	320,220	293,248	299,189
Short-term borrowings	6,850	6,850	5,500	5,500
Long-term debt	36,150	37,388	46,460	49,521
Accrued interest payable	132	132	188	188

Off-balance-sheet financial instruments	—	—	—	—

The following valuation techniques were used to measure fair value of assets in the tables above:

Cash and cash equivalents (carried at cost)

The carrying amount of cash and cash equivalents approximates fair value.

Securities available for sale (carried at fair value)

Fair value on available for sale securities is based upon a market approach.  Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers.  Due to the severe disruption in the credit markets during 2008 and 2009, trading activity in privately issued asset-backed securities was very limited. The markets for such securities were generally characterized by a sharp reduction to total cessation of non-agency asset-backed securities issuances, a significant reduction in trading volumes and extremely wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued asset-backed securities portfolio. Securities available for sale measured within the Level 3 category consist of non-agency asset-backed securities.  Three non-agency asset-backed securities were transferred to Level 3 during the year ended December 31, 2009 as a result of the continued deterioration in the market place since December 31, 2008 and the difficulty in obtaining current pricing for these securities.  In addition to obtaining estimated prices from independent parties, the Company also performed internal modeling to estimate the fair value of privately issued asset-backed securities transferred from Level 2 to Level 3 valuations during the year ended December 31, 2008 and the year ended December 31, 2009 using a methodology similar to that described in fair value measurement guidance under GAAP.  The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions of loan level cash flows, including estimates about the timing and amount of credit losses and prepayments. The Company used an implied discount rate of 12%-15% to

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14 - Fair Value of Financial Instruments (continued)

determine their Level 3 fair value.  In valuing investment securities at December 31, 2008 and December 31, 2009, the Company considered the results of its modeling and the values provided by the independent parties, but relied predominantly on the latter.

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

Note 15 - Regulatory Capital Requirements

Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 15 - Regulatory Capital Requirements (continued)

action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk weighted assets, tangible equity to tangible assets and Tier 1 capital to adjusted total assets.  As of December 31, 2009, the Bank meets all capital adequacy requirements to which it is subject.

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

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)

As of December 31, 2009:
Total capital (to risk-weighted assets)	$46,388	20.33%	$	≥18,252	≥8.0%	$	≥22,815	≥10.0%
Tier 1 capital (to adjusted total assets)	45,522	10.85		≥16,780	≥4.0		≥20,974	≥5.0
Tangible equity (to tangible assets)	45,522	10.85		≥6,292	≥1.5		N/A	N/A
Tier 1 capital (to risk-weighted assets)	45,522	19.95		≥9,126	≥4.0		≥13,689	≥6.0

As of December 31, 2008:
Total capital (to risk-weighted assets)	$45,845	21.77%	$	≥16,848	≥8.0%	$	≥21,061	≥10.0%
Tier 1 capital (to adjusted total assets)	44,971	11.20		≥16,062	≥4.0		≥20,077	≥5.0
Tangible equity (to tangible assets)	44,971	11.20		≥6,023	≥1.5		N/A	N/A
Tier 1 capital (to risk-weighted assets)	44,971	21.35		≥8,424	≥4.0		≥12,637	≥6.0

Following is a reconciliation of Lake Shore Savings Bank’s consolidated GAAP capital to regulatory Tier 1 and Total capital at December 31, 2009 and December 31, 2008:

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 15 - Regulatory Capital Requirements (continued)

	December 31,
	2009	2008
	(In Thousands)

GAAP (Equity) Capital	$46,437	$46,055
Plus:
Unrealized gains on available-for-sale securities, net of tax	(915)	(1,084)

Tier 1 Capital	45,522	44,971
Plus:
Allowance for loan losses (1)	866	879
Allowed unrealized gain on available-for-sale securities	5	—
Less:
Other investments required to be deducted	5	5

Total Regulatory Capital	$46,388	$45,845

(1) Does not include specific reserve set aside for impaired loans as per OTS regulatory capital requirements.

Note 16 – Earnings per Share

Earnings per share is calculated for the years ending December 31, 2009, 2008 and 2007. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the ESOP and unvested shares of restricted stock. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:
	For the year ended

	December 31, 2009	December 31, 2008	December 31, 2007
Numerator – net income	$2,161,000	$1,470,000	$1,817,000
Denominator:
Basic weighted average shares outstanding	5,898,170	6,043,918	6,178,265
Diluted shares outstanding (1)	5,898,170	6,043,918	6,178,265

Earnings per share:
Basic and Diluted	$0.37	$0.24	$0.29

(1)
Stock options to purchase 238,258 shares under the Stock Option Plan at $11.22 per share and 77,284 restricted unvested shares under the RRP plan were outstanding during 2009, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.  Stock options to purchase 219,289 shares under the Stock Option Plan at $11.50 and 89,090 restricted unvested shares under the RRP plan were outstanding during 2008, but were not included in the calculation of diluted

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 16 – Earnings per Share (continued)

earnings per share because to do so would have been anti-dilutive. Stock options to purchase 241,546 shares under the Stock Option Plan at $11.50 and 102,360 restricted unvested shares under the RRP plan were outstanding during 2007, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 17 – Commitments To Extend Credit

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

The following commitments to extend credit were outstanding at the specified dates:

	Contract Amount
	December 31,
	2009	2008
	(In Thousands)

Commitments to grant loans	$7,818	$6,445
Unfunded commitments under lines of credit	$24,288	$24,917

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At December 31, 2009 and 2008, the Company’s fixed rate loan commitments totaled $7.4 million and $3.2 million, respectively.  The range of interest rates on these fixed rate commitments were 3.49% to 7.65% at December 31, 2009.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 18 – Parent Company Only Financial Information

Parent Company (Lake Shore Bancorp, Inc.) only condensed financial information is as follows:

Statements of Financial Condition

	December 31, 2009	December 31, 2008
	( in Thousands)

Assets

Cash and due from banks	$3,695	$1,756
Securities available for sale	2,516	3,626
Investment in subsidiary	46,437	46,055
ESOP loan receivable	2,217	2,302
Other assets	581	520
Total assets	$55,446	$54,259

Liabilities and Stockholders’ Equity

Other liabilities	—	31
Total stockholders’ equity	55,446	54,228
Total liabilities and stockholders’ equity	$55,446	$54,259

Statements of Income

	For the Year Ended December 31
	2009	2008	2007
	(In Thousands)
Total Interest Income	$306	$381	$548
Dividend from Bank Subsidiary	2,000	—	—
Non-interest Expenses	548	318	396

Income before income taxes and equity in undistributed net income of subsidiary	1,758	63	152

Income tax (benefit) expense	(111)	7	39
Income before undistributed net income of subsidiary	1,869	56	113
Equity in undistributed net income of subsidiary	292	1,414	1,704
Net Income	$2,161	$1,470	$1,817

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 18 – Parent Company Only Financial Information (continued)

Statements of Cash Flows

	For the Year Ended December 31
	2009	2008	2007
	(In Thousands)
Cash Flows from Operating Activities
Net income	$2,161	$1,470	$1,817
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	6	4	17
Depreciation and amortization	2	3	2
Deferred income tax (benefit) expense	(1)	—	3
ESOP Shares committed to be released	56	73	89
Stock based compensation expense	316	291	310
Decrease (increase) in accrued interest receivable	4	(2)	(12)
Increase in other assets	(375)	(49)	(421)
Equity in undistributed earnings of subsidiary	(292)	(1,414)	(1,704)
Net Cash Provided by Operating Activities	1,877	376	101

Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities, prepayments and calls	1,161	37	1,179
Purchases	—	—	(4,790)
Payments received on ESOP loan	85	86	85
Investment in unconsolidated entity	—	(150)	(350)
Net Cash Provided by (Used in) Investing Activities	1,246	(27)	(3,876)

Cash Flows from Financing Activities
Cash dividends paid	(465)	(484)	(346)
Purchase of Treasury Stock	(719)	(1,533)	(2,215)
Net Cash Used in Financing Activities	(1,184)	(2,017)	(2,561)
Net Increase (Decrease) in Cash and Cash Equivalents	1,939	(1,668)	(6,336)
Cash and Cash Equivalents – Beginning	1,756	3,424	9,760

Cash and Cash Equivalents – Ending	$3,695	$1,756	$3,424

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 19 – Quarterly Financial Data – Unaudited

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(in thousands, except per share amounts)
Total interest income	$4,974	$4,943	$4,908	$4,868
Total interest expense	1,776	2,001	2,071	2,081

Net interest income	3,198	2,942	2,837	2,787
Provision for loan losses	10	95	40	120

Net interest income after provision for loan losses	3,188	2,847	2,797	2,667

Total non-interest income	637	633	600	545
Total non-interest expense	2,685	2,707	2,966	2,677

Income before income taxes	1,140	773	431	535
Income tax expense	340	171	77	130

Net Income	$800	$602	$354	$405

Basic and diluted earnings per share	$0.14	$0.10	$0.06	$0.07

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(in thousands, except per share amounts)
Total interest income	$5,306	$5,030	$4,606	$5,041
Total interest expense	2,137	2,161	2,201	2,279

Net interest income	3,169	2,869	2,405	2,762
Provision for loan losses	91	150	150	-

Net interest income after provision for loan losses	3,078	2,719	2,255	2,762

Total non-interest income (loss)	410	685	(1,085)	590
Total non-interest expense	2,394	2,388	2,332	2,488

Income (loss) before income taxes	1,094	1,016	(1,162)	864
Income tax expense (benefit)	223	149	(236)	206

Net Income (Loss)	$871	$867	$(926)	$658

Basic and diluted earnings (loss) per share	$0.15	$0.14	$(0.15)	$0.11

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 20 – Treasury Stock

During the year ended December 31, 2009, the Company repurchased 100,636 shares of common stock at an average cost of $7.14 per share. 98,186 of these shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 2,450 shares were repurchased from the trustee of the Company’s RRP, when an awardee sold vested shares. As of December 31, 2009, there were 68,612 shares remaining to be repurchased under the existing stock repurchase program.

During the year ended December 31, 2008, the Company repurchased 165,873 shares of common stock at an average cost of $9.25 per share. The 165,873 shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs.

Note 21 – Subsequent Events

On January 27, 2010, the Company approved a grant of 11,900 shares of restricted stock and 17,773 stock options to purchase shares of the Company’s common stock to a director in accordance with the Company’s 2006 Recognition and Retention Plan and 2006 Stock Option Plan, respectively.  All of the awards will vest in five equal annual installments with the first installment vesting on January 4, 2011 and subsequent installments vesting each January 4th thereafter.  The stock options have an exercise price of $7.88, the closing market price of the Company’s common stock on the grant date, and expire on January 26, 2020, subject to earlier termination as provided in the 2006 Stock Option Plan and the applicable stock option agreement.

On February 2, 2010, the Board of Directors declared a quarterly dividend of $0.06 per share on the Company’s common stock, payable on February 23, 2010 to shareholders of record as of February 8, 2010. Lake Shore, MHC, which owns 59.1% of the Company’s outstanding common stock elected to waive its right to receive cash dividends of $218,000.  Lake Shore, MHC elected to waive its right to received cash dividends of approximately $727,000 for the year ended December 31, 2009. Cumulatively, Lake Shore, MHC has waived approximately $2.0 million of cash dividends as of December 31, 2009.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.