Form 10-Q
period 2010-03-31
Lake Shore Bancorp, Inc.
filed 2010-05-17
CIK 1341318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:       000-51821

LAKE SHORE BANCORP, INC.
(Exact name of registrant as specified in its character)

United States	20-4729288
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

125 East Fourth Street, Dunkirk, New York	14048
(Address of principal executive offices)	(Zip code)

     (716) 366-4070
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months,  and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [  ]     No  [  ]

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
Yes  [  ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock ($0.01 par value) 6,074,722 shares outstanding as of April 30, 2010.

PART I
Item 1. Financial Statements
LAKE SHORE BANCORP, INC. and SUBSIDIARY
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from banks	$7,720	$7,057
Interest bearing deposits	6,235	7,754
Federal funds sold	7,976	7,253

Cash and Cash Equivalents	21,931	22,064

Securities available for sale	126,106	118,381
Federal Home Loan Bank stock, at cost	2,729	2,535
Loans receivable, net of allowance for loan losses 2010 $1,617; 2009 $1,564	257,431	259,174
Premises and equipment, net	7,956	7,950
Accrued interest receivable	1,718	1,721
Bank owned life insurance	10,903	10,842
Other assets	3,246	2,989

Total Assets	$432,020	$425,656

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Interest bearing	$300,067	$297,242
Non-interest bearing	20,537	21,172

Total Deposits	320,604	318,414

Short-term borrowings	4,750	6,850
Long-term debt	42,550	36,150
Advances from borrowers for taxes and insurance	2,204	3,070
Other liabilities	6,273	5,726

Total Liabilities	376,381	370,210

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 6,084,722 shares outstanding at March 31, 2010 and 6,612,500 shares issued and 6,157,162 shares outstanding at December 31, 2009	66	66
Additional paid-in capital	27,859	27,838
Treasury stock, at cost (527,778 shares at March 31, 2010 and 455,338 shares at December 31, 2009)	(5,043)	(4,467)
Unearned shares held by ESOP	(2,196)	(2,217)
Unearned shares held by RRP	(932)	(987)
Retained earnings	34,785	34,224
Accumulated other comprehensive income	1,100	989

Total Stockholders’ Equity	55,639	55,446

Total Liabilities and Stockholders’ Equity	$432,020	$425,656
See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,542	$3,466
Investment securities, taxable	1,115	1,201
Investment securities, tax-exempt	276	171
Other	9	30
Total Interest Income	4,942	4,868

Interest Expense
Deposits	1,159	1,579
Short-term borrowings	7	24
Long-term debt	352	449
Other	29	29
Total Interest Expense	1,547	2,081

Net Interest Income	3,395	2,787

Provision for Loan Losses	50	120

Net Interest Income after Provision for Loan Losses	3,345	2,667

Non-Interest Income
Service charges and fees	454	452
Earnings on bank owned life insurance	61	67
Other	31	26

Total Non-Interest Income	546	545

Non-Interest Expenses
Salaries and employee benefits	1,574	1,385
Occupancy and equipment	388	373
Professional services	251	281
Advertising	155	54
Data processing	140	133
FDIC Insurance	113	48
Postage and supplies	78	74
Other	222	329
Total Non-Interest Expenses	2,921	2,677

Income before Income Taxes	970	535

Income Taxes	249	130

Net Income	$721	$405

Basic and diluted earnings per common share	$0.12	$0.07
Dividends declared per share	$0.06	$0.05
See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2010 and 2009 (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands, except per share data)

Balance – January 1, 2009	$66	$27,754	$(3,748)	$(2,302)	$(1,190)	$32,520	$1,128	$54,228

Comprehensive income:
Net income	-	-	-	-	-	405	-	405
Other comprehensive income	-	-	-	-	-	-	139	139
								544
Total Comprehensive Income

ESOP shares earned (1,984 shares)	-	(9)	-	21	-	-	-	12
Stock based compensation	-	36	-	-	-	-	-	36
RRP shares earned (3,698 shares)	-	(8)	-	-	49	-	-	41
Purchase of treasury stock, at cost (47,050 shares)	-	-	(325)	-	-	-	-	(325)
Cash dividends declared ($0.05 per share)	-	-	-	-	-	(106)	-	(106)
Balance – March 31, 2009	$66	$27,773	$(4,073)	$(2,281)	$(1,141)	$32,819	$1,267	$54,430

Balance – January 1, 2010	$66	$27,838	$(4,467)	$(2,217)	$(987)	$34,224	$989	$55,446

Comprehensive income:
Net income	-	-	-	-	-	721	-	721
Other comprehensive income	-	-	-	-	-	-	111	111
								832
Total Comprehensive Income

ESOP shares earned (1,984 shares)	-	(5)	-	21	-	-	-	16
Stock based compensation	-	37	-	-	-	-	-	37
RRP shares earned (4,120 shares)	-	(11)	-	-	55	-	-	44
Purchase of treasury stock, at cost (72,440 shares)	-	-	(576)	-	-	-	-	(576)
Cash dividends declared ($0.06 per share)	-	-	-	-	-	(160)	-	(160)
Balance – MARCH 31, 2010	$66	$27,859	$(5,043)	$(2,196)	$(932)	$34,785	$1,100	$55,639
See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$721	$405
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of investment securities	(33)	(60)
Amortization of deferred loan costs	103	115
Provision for loan losses	50	120
Loss on sale of interest rate floor derivative product	-	135
Originations of loans held for sale	-	(3,905)
Depreciation and amortization	140	137
Earnings on bank owned life insurance	(61)	(67)
ESOP shares committed to be released	16	12
Stock based compensation expense	81	77
Decrease in accrued interest receivable	3	108
Increase in other assets	(295)	(364)
Increase (decrease) in other liabilities	(225)	388

Net Cash Provided by (Used in) Operating Activities	500	(2,899)

Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities, prepayments and calls	6,438	7,204
Purchases	(13,177)	(9,605)
Purchases of Federal Home Loan Bank Stock	(316)	-
Redemptions of Federal Home Loan Bank Stock	122	43
Proceeds from sale of interest rate floor derivative product	-	890
Loan origination and principal collections, net	1,558	(4,239)
Additions to premises and equipment	(146)	(67)

Net Cash Used in Investing Activities	(5,521)	(5,774)

 Cash Flows from Financing Activities
Net increase in deposits	2,190	7,408
Net decrease in advances from borrowers for taxes and insurance	(866)	(803)
Net increase (decrease) in short-term borrowings	(2,100)	1,150
Proceeds from issuance of long-term debt	8,500	-
Repayment of long-term debt	(2,100)	(2,120)
Purchase of Treasury Stock	(576)	(325)
Cash dividends paid	(160)	(106)

Net Cash Provided by Financing Activities	4,888	5,204

Net Decrease in Cash and Cash Equivalents	(133)	(3,469)

Cash and Cash Equivalents – Beginning	22,064	29,038

Cash and Cash Equivalents – Ending	$21,931	$25,569

Supplementary Cash Flows Information
Interest paid	$1,542	$2,094
Income taxes paid	$375	$-

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$32	$216
Securities purchased and not settled	$772	$-
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

The interim financial statements included herein as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2009.  The consolidated results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2010.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet as of March 31, 2010 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 – NEW ACCOUNTING STANDARDS

The Company adopted FASB issued Accounting Standards Update 2009-16 “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets” (“ASU 2009-16”) effective January 1, 2010. ASU 2009-16 makes several significant amendments to prior FASB guidance in accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity. ASU 2009-16 also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. The adoption of this update did not have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 2 – NEW ACCOUNTING STANDARDS (continued)

The Company adopted FASB issued Accounting Standards Update 2009-17 “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) effective January 1, 2010. ASU 2009-17 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The adoption of this update did not have a material impact on the Company’s consolidated financial condition or results of operations.

The Company adopted FASB issued Accounting Standards Update 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash” (“ASU 2010-01”) effective January 1, 2010. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying FASB ASC Topics 505 “Equity” and 260 “Earnings per Share”. The adoption of this update did not have a material impact on the Company’s consolidated financial condition or results of operations.

In January 2010, the FASB issued Accounting Standards Update 2010-06 “Fair Value Measurements and Disclosures” (“ASU 2010-06”). ASU 2010-06 requires a greater level of disaggregated information and more robust disclosure about valuation techniques and inputs to fair value measurements. Expanded disclosures will be required for information about changes in the reporting entity’s Level 3 fair value measurements due to purchases, sales, issuance, and settlements. ASU 2010-06 will also require additional disclosure on significant transfers between the Level 1, Level 2 and Level 3 fair value measurements. This statement is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in the Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Portions of this update are already adopted. The adopted portions of this update did not have a material impact on the Company’s consolidated financial condition or results of operations and management is evaluating the impact of the portions of the update that are not yet effective.

In February 2010, the FASB issued Accounting Standards Update 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), The amendments in ASU 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. These amendments in ASU 2010-09 were effective upon issuance. The adoption of this update did not have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 3 – OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and other-than-temporary impairment (“OTTI”) related to non-credit factors, are reported as a separate component of the stockholders’ equity section of the consolidated statements of financial condition, such items, along with net income, are components of other comprehensive income.

The components of other comprehensive income and related tax effects for the three months ended March 31, 2010 and 2009 are as follows:

NOTE 3 – OTHER COMPREHENSIVE INCOME (continued)

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Changes in net unrealized holding gains on securities available for sale	$181	$227

Changes in Net Unrealized Gains	181	227
Income tax expense	(70)	(88)

Other Comprehensive Income	$111	$139

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and fair value of securities are as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities Available for Sale:
U.S. Treasury bonds	$5,127	$342	$-	$5,469
Municipal bonds	29,206	723	(125)	29,804
Mortgage-backed securities:
Collateralized mortgage obligations - private label	1,677	1	(275)	1,403
Collateralized mortgage obligations - government sponsored entities	61,509	1,871	(40)	63,340
Government National Mortgage Association	5	1	-	6
Federal National Mortgage Association	8,980	453	-	9,433
Federal Home Loan Mortgage Corporation	8,599	398	-	8,997
Asset-backed securities -
private label	8,875	57	(1,616)	7,316
Asset-backed securities - government sponsored entities	311	-	(1)	310
Equity securities	22	6	-	28

	$124,311	$3,852	$(2,057)	$126,106

NOTE 4 – INVESTMENT SECURITIES (continued)

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities Available for Sale:
U.S. Treasury bonds	$5,129	$340	$-	$5,469
Municipal bonds	27,303	757	(93)	27,967
Mortgage-backed securities:
Collateralized mortgage obligations - private label	1,888	1	(124)	1,765
Collateralized mortgage obligations - government sponsored entities	53,661	1,570	(74)	55,157
Government National Mortgage Association	7	-	-	7
Federal National Mortgage Association	9,564	425	-	9,989
Federal Home Loan Mortgage Corporation	9,615	413	-	10,028
Asset-backed securities -
private label	9,256	-	(1,619)	7,637
Asset-backed securities - government sponsored entities	322	7	-	329
Equity securities	22	11	-	33

	$116,767	$3,524	$(1,910)	$118,381

All of our collateralized mortgage obligations are backed by residential mortgages.

At March 31, 2010 and December 31, 2009, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation common stock.

At March 31, 2010, thirty municipal bonds and one U.S. Treasury bond with a cost of $10,575,000 and fair value of $11,169,000 were pledged under a collateral agreement with the Federal Reserve for liquidity borrowing.  In addition, at March 31, 2010, seven municipal bonds with a cost of $3,040,000 and fair value of $3,038,000 were pledged as collateral for customer deposits in excess of the FDIC insurance limits.  At December 31, 2009, thirty municipal bonds and one U.S. Treasury bond with a cost of $10,575,000 and fair value of $11,181,000 were pledged under a collateral agreement with the Federal Reserve for liquidity borrowing.  In addition, at December 31, 2009 seven municipal bonds with a cost of $3,040,000 and fair value of $3,055,000 were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

NOTE 4 – INVESTMENT SECURITIES (continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
March 31, 2010:

Municipal bonds	$8,786	$(125)	$-	$-	$8,786	$(125)
Mortgage-backed securities	5,203	(40)	1,280	(275)	6,483	(315)
Asset-backed securities - private label	-	-	6,487	(1,616)	6,487	(1,616)
Asset-backed securities - government sponsored entities	310	(1)	-	-	310	(1)
	$14,299	$(166)	$7,767	$(1,891)	$22,066	$(2,057)

December 31, 2009:
Municipal bonds	$5,303	$(93)	$-	$-	$5,303	$(93)
Mortgage-backed securities	6,940	(74)	1,724	(124)	8,664	(198)
Asset-backed securities - private label	-	-	7,637	(1,619)	7,637	(1,619)
	$12,243	$(167)	$9,361	$(1,743)	$21,604	$(1,910)

The Company reviews investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly.

The Company determines whether the unrealized losses are other-than-temporary in accordance with FASB ASC Topic 320.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral and the continuing performance of the securities.

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

At March 31, 2010 the Company’s investment portfolio included twenty-six municipal bonds, four mortgage-backed securities, and one government sponsored entity asset-backed security with gross unrealized losses in the less than twelve months category. These securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of their book value, which management deemed to be immaterial, and the credit ratings remained strong.  The Company expects these securities to be repaid in full, with no losses realized.  Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

NOTE 4 – INVESTMENT SECURITIES (continued)

As of March 31, 2010, the Company had four mortgage-backed securities and seven private label asset-backed securities in the unrealized loss of twelve months or more category.  Five of the seven private label asset-backed securities in this category were subject to a formal OTTI review as the unrealized losses were greater than 20% of book value for the individual security, or the related credit ratings were below investment grade, or the Company’s analysis indicated a possible loss of principal.  The OTTI analysis for these securities is discussed below.  The four mortgage-backed securities and remaining two private label asset-backed securities in this category were not evaluated further for OTTI as the unrealized loss was less than 20% of book value and the credit ratings remained high.  The temporary impairments in these securities are due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads since the time the securities were purchased.  The Company expects these securities to be repaid in full, with no losses realized.  Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The following table provides information relating to the five private label asset backed securities that had unrealized losses of 12 months or more as of March 31, 2010, (dollars in thousands):

					Delinquent %		Foreclosure/
Security	Book Value	Fair Value	Unrealized Gain/(Loss)	Lowest Rating	Over 60 days	Over 90 days	OREO / Bankruptcy%	OREO%
1	$2,000	$1,347	$(653)	CCC	38.47%	34.78%	8.03%	1.10%
2	1,741	1,353	(388)	B	31.32%	27.93%	5.95%	0.76%
3	1,000	774	(226)	BBB	17.46%	15.33%	8.65%	1.90%
4	543	449	(94)	C	49.61%	45.31%	18.38%	7.43%
5	729	537	(192)	D	8.09%	4.25%	0.18%	0.02%
	$6,013	$4,460	$(1,553)

The five private label asset backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320.  For two of the five securities, an OTTI impairment charge had already been recorded during 2008.   The Company believes the unrealized losses on these five securities occurred due to the current economic environment, rising unemployment rates, a continued decline in housing values in many areas of the country, and increased delinquency trends.  It is possible that principal losses may be incurred on the tranches we hold in these specific securities.  Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value did not reflect the need to record initial or additional OTTI charges against earnings during the quarter ended March 31, 2010.  In the cases where an OTTI impairment charge was recorded in 2008, it appears that the amount already taken was sufficient. For the remaining securities, management determined that an initial OTTI impairment charge was not required as of March 31, 2010, as the calculations of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios.  Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell the securities.

Management also completed an OTTI analysis for two non-agency asset backed securities, which did not have unrealized losses as of March 31, 2010.  However, an impairment charge had been taken on these securities during 2008.  Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-values and credit support levels.   Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios.

As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of March 31, 2010 on these securities.  Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

NOTE 4 – INVESTMENT SECURITIES (continued)

At March 31, 2010, the difference between the amortized book value and the fair value of the securities subject to an OTTI analysis was $916,000 ($1.5 million pre-tax), which represents unrealized losses as calculated under the calculated income approach for these debt securities, was recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the credit related OTTI charges recognized as components of earnings:

For the Three Months Ended March 31, 2010
Beginning balance, January 1, 2010	$1,922,000
Additions: Credit related OTTI recorded in current period	-
Ending Balance, March 31, 2010	$1,922,000

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized Cost	Fair Value
	(In Thousands)
March 31, 2010
Within one year	$999	$1,016
After one year through five years	896	959
After five years through ten years	7,717	8,139
After ten years	24,721	25,159
Mortgage-backed securities	80,770	83,179
Asset-backed securities	9,186	7,626
Equity securities	22	28
	$124,311	$126,106

During the three months ended March 31, 2010 and the year ended December 31, 2009, the Company did not sell any securities available for sale.

NOTE 5 – EARNINGS PER SHARE

Earnings per share is calculated for the three months ended March 31, 2010 and 2009, respectively.  Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and unearned shares held by the Recognition and Retention Plan (“RRP”).  Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

NOTE 5 – EARNINGS PER SHARE (continued)

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Numerator – net income	$721,000	$405,000
Denominators:
Basic weighted average shares outstanding	5,837,357	5,925,632
Diluted weighted average shares outstanding(1)	5,837,357	5,925,632

Earnings per share:
Basic and Diluted:	$0.12	$0.07

(1) Stock options to purchase 249,455 shares under the Company’s 2006 Stock Option Plan (the “Stock Option Plan”) at $11.07 per share and restricted unvested shares of 40,763 under the Recognition and Retention Plan (the “RRP”) were outstanding during the three month period ended March 31, 2010 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Stock options to purchase 238,258 shares under the Stock Option Plan at $11.22 and restricted unvested shares of 46,102 under the RRP plan were outstanding during the three month period ended March 31, 2009, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

The following commitments to extend credit were outstanding:

	Contract Amount
	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Commitments to grant loans	$3,433	$7,818
Unfunded commitments under lines of credit	$24,431	$24,288

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At March 31, 2010 and December 31, 2009, the Company’s fixed rate loan commitments totaled $2.8 million and $7.4 million, respectively.  The range of interest rates on these fixed rate commitments was 3.49% to 7.50% at March 31, 2010.

NOTE 7– STOCK-BASED COMPENSATION

As of March 31, 2010, the Company had three stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $97,000 and $89,000 for the three months ended March 31, 2010 and 2009, respectively.

Stock Option Plan

The Company’s 2006 Stock Option Plan (the “Stock Option Plan”), which was approved by the Company’s shareholders, permits the grant of options to its employees and non-employee directors for up to 297,562 shares of common stock.

The Board of Directors has granted stock options exercisable into shares of common stock as follows:

	Number of Stock
Grant Date	Options Granted	Awardees

November 15, 2006	241,546	Management and non-employee directors
January 13, 2009	18,969	Non-employee directors
January 27, 2010	17,773	Management

Both incentive stock options and non-qualified stock options may be granted under the Stock Option Plan. The exercise price of each stock option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.  The stock options generally vest over a five year period.

The fair value of the January 27, 2010 stock option grants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:  dividend yield of 3.05%; expected volatility of 13.70%; risk-free interest rate of 3.65%; and expected life of 10 years.

A summary of the status of the Stock Option Plan as of March 31, 2010 and 2009 is presented below:

	March 31, 2010			March 31, 2009
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life

Outstanding at beginning of year	238,258	$11.22		219,289	$11.50
Granted	17,773	7.88		18,969	8.01
Forfeited	(6,576)	8.01		-	-
Outstanding at end of quarter	249,455	$11.07		238,258	$11.22
Options exercisable at end of quarter	137,600	$11.40	6 years	91,065	$11.50	7 years
Fair value of options granted	$1.15			$2.33

NOTE 7– STOCK-BASED COMPENSATION (continued)

At March 31, 2010, stock options outstanding did not have an intrinsic value (as the stock price on that date was below the exercise price) and 48,107 options remained available for grant under the Stock Option Plan.  Compensation expense amounted to $37,000 for the quarter ended March 31, 2010 and $36,000 for the quarter ended March 31, 2009. At March 31, 2010, $284,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 20 to 57 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

The Board of Directors has granted Awards as follows:

Grant Date	Number of Restricted Stock Awards	First Vesting Period	Fair Value of award on Grant Date	Awardees
November 15, 2006	83,305	December 31, 2007	$11.50	Management and non-employee directors
January 13, 2009	9,996	January 13, 2010	$8.01	Non-employee directors
January 27, 2010	11,900	January 4, 2011	$7.88	Management

Awards vest at a rate of 20% per year. As of March 31, 2010, there were 41,811 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $44,000 for the quarter ended March 31, 2010 and $41,000 for the quarter ended March 31, 2009. At March 31, 2010, $406,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 20 to 57 months.

A summary of the status of unvested shares under the RRP for the quarters ended March 31, 2010 and 2009 is as follows:

	March 31, 2010	Weighted Average Grant Price	March 31, 2009	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	36,530	$10.55	39,804	$11.50
Granted	11,900	7.88	9,996	8.01
Vested	(1,998)	8.01
Forfeited	(1,619)	8.01
Unvested shares outstanding at end of quarter	44,813	$10.04	49,800	$10.80

Employee Stock Ownership Plan

The Company established the ESOP for the benefit of eligible employees of the Company and Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service.  The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per

NOTE 7– STOCK-BASED COMPENSATION (continued)

share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.  As of March 31, 2010, the balance of the loan to the ESOP was $2.2 million and the fair value of unallocated shares was $1.7 million.  As of March 31, 2010, there were 33,724 allocated shares and 204,326 unallocated shares compared to 25,789 allocated shares and 212,261 unallocated shares at March 31, 2009. The ESOP compensation expense was $16,000 for the quarter ended March 31, 2010 and $12,000 for the quarter ended March 31, 2009 based on 1,984 shares earned in each of those quarters.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2010 and December 31, 2009 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follows:

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury Bonds	$5,469	$5,469	$-	$-
Municipal Bonds	29,804	-	29,804	-
Mortgage-backed securities:
Collateralized mortgage obligations - private label	1,403	-	1,403	-
Collateralized mortgage obligations - government sponsored entities	63,340	-	63,340	-
Government National Mortgage Association	6	-	6	-
Federal National Mortgage Association	9,433	-	9,433	-
Federal Home Loan Mortgage Corporation	8,997	-	8,997	-
Asset-backed securities:
Private label	7,316	-	2,055	5,261
Government sponsored entities	310	-	310	-
Equity securities	28	-	28	-
	$126,106	$5,469	$115,376	$5,261

Measured at fair value on a non-recurring basis:
Impaired loans	$1,961	$-	$-	$1,961
Foreclosed real estate	346	-	-	346

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury Bonds	$5,469	$5,469	$-	$-
Municipal Bonds	27,967	-	27,967	-
Mortgage-backed securities:
Collateralized mortgage obligations - private label	1,765	-	1,765	-
Collateralized mortgage obligations - government sponsored entities	55,157	-	55,157	-
Government National Mortgage Association	7	-	7	-
Federal National Mortgage Association	9,989	-	9,989	-
Federal Home Loan Mortgage Corporation	10,028	-	10,028	-
Asset-backed securities:
Private label	7,637	-	2,321	5,316
Government sponsored entities	329	-	329	-
Equity securities	33	-	33	-
	$118,381	$5,469	$107,596	$5,316

Measured at fair value on a non-recurring basis:
Impaired loans	$1,967	$-	$-	$1,967
Foreclosed real estate	322	-	-	322

There were no reclassifications between the Level 1 and Level 2 categories for the three months ended March 31, 2010.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009:

	2010	2009
	(in thousands)
Beginning Balance at January 1st	$5,316	$4,676
Total gains (losses) – realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income (loss)	40	(170)
Purchases, issuances and settlements	-	-
Principal paydowns	(95)	-
Transfers to Level 3	-	524

Ending Balance at March 31st	$5,261	$5,030

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

Fair value on impaired loans is based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of March 31, 2010, impaired loans had a gross carrying amount of $2,659,000 with a valuation allowance of $698,000, resulting in no additional provision for loan losses for the three months ended March 31, 2010. As of December 31, 2009, impaired loans had a gross carrying amount of $2,665,000, with a valuation allowance of $698,000, resulting in additional provision for loan losses of $128,000 for the year ended December 31, 2009.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value based on recent appraisals less estimated selling costs. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$21,931	$21,931	$22,064	$22,064
Securities available for sale	126,106	126,106	118,381	118,381
Federal Home Loan Bank stock	2,729	2,729	2,535	2,535
Loans receivable	257,431	255,945	259,174	253,946
Accrued interest receivable	1,718	1,718	1,721	1,721

Financial liabilities:
Deposits	320,604	324,277	318,414	320,220
Short-term borrowings	4,750	4,750	6,850	6,850
Long-term debt	42,550	43,790	36,150	37,388
Accrued interest payable	137	137	132	132

Off-balance-sheet financial instruments	-	-	-	-

The following valuation techniques were used to measure fair value of assets in the tables above:

Cash and cash equivalents (carried at cost)

The carrying amount of cash and cash equivalents approximates fair value.

Securities available for sale (carried at fair value)

Fair value on available for sale securities is based upon a market approach.  Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

third party data service providers. Due to the severe disruption in the credit markets during 2008 through 2010, trading activity in privately issued asset-backed securities was very limited. The markets for such securities were generally characterized by a sharp reduction to total cessation of non-agency asset-backed securities issuances, a significant reduction in trading volumes and extremely wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued asset-backed securities portfolio. Securities available for sale measured within the Level 3 category consist of asset-backed – private label securities.  Three asset-backed – private label securities were transferred to Level 3 during the year ended December 31, 2009 as a result of the continued deterioration in the market place since December 31, 2008 and the difficulty in obtaining current pricing for these securities.  In addition to obtaining estimated prices from independent parties, the Company also performed internal modeling to estimate the fair value of privately issued asset-backed securities transferred from Level 2 to Level 3 valuations during the year ended December 31, 2009 and the three months ended March 31, 2010 using a methodology similar to that described in fair value measurement guidance under GAAP.  The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions of loan level cash flows, including estimates about the timing and amount of credit losses and prepayments. The Company used an implied discount rate of 12%-15% to determine the Level 3 fair value.  In valuing investment securities at December 31, 2009 and March 31, 2010, the Company considered the results of its modeling and the values provided by the independent parties, but relied predominantly on the latter.

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

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Off-Balance Sheet Financial Instruments (disclosed at cost)

Fair values of the Company’s off-balance sheet financial instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

NOTE 9 – TREASURY STOCK

During the quarter ended March 31, 2010, the Company repurchased 72,440 shares of common stock at an average cost of $7.95 per share. Of these shares, 70,000 were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 2,440 shares were repurchased from the trustee of the Company’s unvested RRP stock, when two awardees sold vested shares. As of March 31, 2010, there were 117,642 shares remaining to be repurchased under the existing stock repurchase program.

During the quarter ended March 31, 2009, the Company repurchased 47,050 shares of common stock at an average cost of $6.90 per share.  Of these shares, 44,600 were repurchased pursuant to the Company’s publicly announced common stock repurchase programs.  The remaining 2,450 shares were repurchased from the trustee of the Company’s unvested RRP stock, when an awardee redeemed vested shares to pay income taxes.  As of March 31, 2009, there were 122,198 shares remaining to be repurchased under the then existing stock repurchase program.

NOTE 10 – SUBSEQUENT EVENTS

On April 28, 2010, the Board of Directors declared a quarterly dividend of $0.06 per share on the Company’s common stock, payable on May 24, 2010 to shareholders of record as of May 10, 2010. Lake Shore, MHC, which owns 59.8% of the Company’s outstanding common stock elected to waive its right to receive cash dividends of approximately $218,000 for the three month period ended March 31, 2010.  Cumulatively, Lake Shore, MHC has waived approximately $2.2 million of cash dividends as of March 31, 2010.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

The following factors, including the factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of March 31, 2010 compared to the financial condition as of December 31, 2009 and the consolidated results of operations for the three months ended March 31, 2010 and 2009.

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

Financial institutions like us are significantly affected by economic conditions, competition and the monetary and fiscal policies of the federal government.  Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability.  Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions.  Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area.

Management Strategy

Our Reputation.  With more than 119 years of service to our community, our primary management strategy has been to maintain our reputation as one of the most respected and recognized community banks in Western New York.  We strive to accomplish this goal by continuing to emphasize our high quality customer service and financial strength.  We are one of the largest lenders in market share of residential mortgages in Chautauqua County.

Branching.  In April 2010, our newest branch opened in Depew, New York. This is our fifth Erie County, New York branch and our tenth branch overall. In December 2008, we opened an office in Kenmore, New York. This office had generated deposits of $27.9 million as of March 31, 2010. Our offices are located in Dunkirk, Fredonia, West Ellicott, Jamestown, and Westfield in Chautauqua County, New York and in Depew, East Amherst, Hamburg, Orchard Park and Kenmore in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending.  Historically, our lending portfolio has been composed predominantly of residential mortgage loans.  At March 31, 2010 and December 31, 2009, we held $184.1 million and $185.8 million of residential mortgage loans, respectively, which constituted 71.7% and 71.9% of our total loan portfolio, at such respective dates.  We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate.  At March 31, 2010 and December 31, 2009, our commercial real estate loan portfolio consisted of loans totaling $28.5 million and $28.3 million, respectively, or 11.1% and 11.0%, respectively, of total loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans.  At March 31, 2010 and December 31, 2009, our commercial loan portfolio consisted of loans totaling $11.0 million and $11.4 million, respectively, or 4.3% and 4.4%, respectively, of total loans.  Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans.  We will sell loans when appropriate and will retain servicing rights to those loans.  We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent.  Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy.  Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines.  At March 31, 2010 and December 31, 2009, our investment securities totaled $128.8 million and $120.9 million, respectively.

Management of Interest Rate Risk

Treasury Yield Curve. As with all community banks, we generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped.  During 2007 and 2008, the Federal Reserve cut the federal funds rate 10 times and as of March 31, 2010 the targeted federal funds rate was between 0% and 0.25%. During the last two fiscal years, and continuing into 2010, there has been unprecedented volatility in the markets including the failure of large investment banks, the conservatorship of Fannie Mae and Freddie Mac, a global liquidity crisis, continuing housing market declines and a credit crisis with financial institutions. There have been coordinated global initiatives and significant injections of capital and liquidity into the capital markets and financial institutions in response to these events. Between March 2009 and March 2010, yields in long-term Treasury maturities have shifted upward.  For example, the yield on the 10 year Treasury note increased from 2.71% as of March 31, 2009 to 3.84% as of March 31, 2010, an increase of 113 basis points.  However, over that same one year time period the yield on a mortgage backed security increased by only 41 basis points.  Given the changes to the treasury yield curve and spread relationship with mortgages, our net interest margin could decline if interest rates on loans remain low or decline. In addition, if our cost of funds does not move in the same manner or to the same degree as the interest rate on loans, our interest margin could decline.

Interest Rate Risk. Residential mortgage rates have increased over the past year.  While yields have risen, they have not risen in step with the rise in ten year treasuries in part due to the Federal Reserve Board purchasing mortgage backed securities.  That program ended on March 31, 2010.  Despite the increase in mortgage rates, rates on new loans are still well below the average rate on our loan portfolio.  The lower rates on residential mortgage products for new loans often causes higher rate loans in the portfolio to be prepaid (or re-finance) bringing down the overall portfolio yield. Adjustable rate mortgages continue to have their interest rates adjust downward which reduces interest income.  At the same time, longer term funding options reduce the spread earned on these assets.  To address these challenges, we have implemented a number of strategies including refinance mitigation, loan sales, and working with various funding options.

We employ a third party financial advisor to assist us in managing our investment portfolio and developing balance sheet strategies.  At March 31, 2010 and 2009, we had $126.1 and $118.4 million, respectively, invested in securities available for sale, the majority of which are agency mortgage-backed, agency collateralized mortgage obligations (“CMOs”) and municipal securities.  We do not own any collateralized debt obligations (“CDOs”) or structured investment vehicles (“SIVs”).

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

In management’s opinion, the accounting policy relating to valuation of investments is a critical accounting policy.  The fair values of our investments are determined using public quotations, third party dealer quotes, pricing models, or discounted cash flows.  Thus, the determination may require significant judgment or estimation, particularly when liquid markets do not exist for the item being valued.  The use of different assumptions for these valuations could produce significantly different results which may have material positive or negative effects on results of operations.  Refer to Note 8 of the Notes to Consolidated Financial Statements for more information on fair value.

Management also considers the accounting policy relating to the impairment of investments to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the results of operations.  The credit portion of a decline in the fair value of investments below cost deemed to be other than temporary may be charged to earnings resulting in the establishment of a new cost basis for an asset.  Management continually reviews the current value of its investments for evidence of OTTI.  Refer to Note 4 of the Notes to Consolidated Financial Statements for more information on OTTI.

These critical policies and their application are reviewed periodically by our Audit Committee and our Board of Directors.  All accounting policies are important, and as such, we encourage the reader to review each of the policies included in the notes to the consolidated financial statements of our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2009 to better understand how our financial performance is reported.

Analysis of Net Interest Income

Net interest income represents the difference between the interest we earn on our interest-earning assets, such as mortgage loans and investment securities, and the expense we pay on interest-bearing liabilities, such as deposits and borrowings.  Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on them.

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

	At March 31, 2010		For the Three Months ended March 31, 2010			For the Three Months ended March 31, 2009
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits & Federal funds sold…	$14,211	0.25%	$16,130	$9	0.22%	$15,544	$30	0.77%
Securities	128,835	4.32%	122,900	1,391	4.53%	118,652	1,372	4.63%
Loans	257,431	5.50%	257,659	3,542	5.50%	241,503	3,466	5.74%
Total interest-earning assets	400,477	4.94%	396,689	4,942	4.98%	375,699	4,868	5.18%
Other assets	31,543		29,770			27,999
Total assets	$432,020		$426,459			$403,698
Interest-bearing liabilities:
Demand and NOW accounts	$38,874	0.19%	$38,842	$18	0.19%	$35,642	$18	0.20%
Money market accounts	41,632	0.73%	40,908	76	0.74%	25,393	46	0.72%
Savings accounts	30,507	0.25%	29,671	19	0.26%	28,314	24	0.34%
Time deposits	189,054	2.21%	187,550	1,046	2.23%	181,415	1,491	3.29%
Borrowed funds	47,300	3.04%	45,091	359	3.18%	51,341	473	3.69%
Other interest-bearing liabilities	1,312	8.84%	1,318	29	8.80%	1,352	29	8.58%
Total interest-bearing liabilities	348,679	1.77%	343,380	1,547	1.80%	323,457	2,081	2.57%
Other non-interest bearing liabilities	27,702		27,005			26,056
Stockholders’ equity	55,639		56,074			54,185
Total liabilities and stockholders’ equity	$432,020		$426,459			$403,698
Net interest income				$3,395			$2,787
Interest rate spread					3.18%			2.61%
Net interest margin					3.42%			2.97%

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

	Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits and Federal funds sold	$(22)	$1	$(21)
Securities	(29)	48	19
Loans deposits, including fees	(150)	226	76

Total interest-earning assets	(201)	275	74

Interest-bearing liabilities:
Demand and NOW accounts	(2)	2	-
Money market accounts	1	29	30
Savings accounts	(6)	1	(5)
Time deposits	(494)	49	(445)

Total deposits	(501)	81	(420)
Other interest-bearing liabilities:
Borrowed funds	(60)	(54)	(114)
Other interest-bearing liabilities	1	(1)	-

Total interest-bearing liabilities	(560)	26	(534)

Net change in net interest income	$359	$249	$608

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

However, beginning in September 2007, interest rates began to decrease.  In a decreasing interest rate environment, our earnings may increase if long-term interest-earning assets do not reprice and interest rates on short-term deposits begin to decrease.  In the current rate environment, rates on loan products have significantly declined resulting in these assets repricing. Rates on deposit products have also dropped, more than the decline on loan product rates, which has resulted in a positive interest rate spread.  However, if rates on deposit products begin to increase and rates on loans remain static, our earnings may be negatively impacted.

For the three months ended March 31, 2010, the average yields on our loan portfolio and investment portfolios were 5.50% and 4.53%, respectively, in comparison to 5.74% and 4.63%, respectively, for the three months ended March 31, 2009. Overall, the average yield on our interest earning assets decreased by 0.20% for the three months ended March 31, 2010 in comparison to the three months ended March 31, 2009.  For the three months ended March 31, 2010, the average rate that we were paying on interest-bearing liabilities decreased by 0.77% in comparison to the same period in the prior year.  Furthermore, the interest paid on our borrowings decreased from 3.69% to 3.18%.  Our interest rate spread for the three months ended March 31, 2010 was 3.18%, which constitutes a 0.57% increase in comparison to the three months ended March 31, 2009.  Our net interest margin was 3.42% and 2.97% for the three months ended March 31, 2010 and 2009, respectively.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total assets at March 31, 2010 were $432.0 million, an increase of $6.4 million from $425.7 million at December 31, 2009.  The increase in total assets was primarily due to a $7.7 million increase in securities available for sale.

Cash and cash equivalents decreased by $133,000 from $22.1 million as of December 31, 2009 to $21.9 million as of March 31, 2010.  The decrease was primarily attributable to a $1.5 million decrease in interest bearing deposits, which was partially offset by an increase of $723,000 in federal funds sold and an increase of $663,000 in cash and due from banks.  Interest bearing deposits decreased when a certificate of deposit matured in February 2010 and was transferred to Fed Funds.

Securities available for sale increased by $7.7 million to $126.1 million at March 31, 2010 from $118.4 million at December 31, 2009.  The increase in securities available for sale was primarily due to purchases during the three months ended March 31, 2010 of $13.9 million, partially offset by paydowns of $6.4 million.

Loans receivable, net decreased by $1.7 million to $257.4 million at March 31, 2010 from $259.2 million at December 31, 2009.  The table below shows the changes in loan volume by loan type between December 31, 2009 and March 31, 2010:

	March 31, 2010	December 31, 2009	Change $ %
	(Dollars in thousands)
Real Estate Loans:
Residential, 1-4 Family	$184,089	$185,753	$(1,664)	(0.9)%
Home Equity	30,241	30,158	83	0.3%
Commercial	28,519	28,328	191	0.7%
Construction	518	365	153	41.9%
Total Real Estate Loans	243,367	244,604	(1,237)	(0.5)%

Commercial Loans	11,004	11,430	(426)	(3.7)%
Consumer Loans	2,368	2,377	(9)	(0.4)%

Total Gross Loans	256,739	258,411	(1,672)	(0.6)%
Allowance for Loan Losses	(1,617)	(1,564)	(53)	3.4%
Net deferred loan costs	2,309	2,327	(18)	(0.8)%
Loans receivable, net	$257,431	$259,174	$(1,743)	(0.7)%

The nominal decrease in loans receivable, net reflects the stability of our market area for loan originations.

The table below shows changes in deposit volumes by type of deposits between December 31, 2009 and March 31, 2010:

	March 31, 2010	December 31, 2009	Change $ %
	(Dollars in thousands)
Demand Deposits:
Non-interest bearing	$20,537	$21,172	$(635)	(3.0)%
Interest bearing	38,874	41,857	(2,983)	(7.1)%
Money market	41,632	37,336	4,296	11.5%
Savings	30,507	29,027	1,480	5.1%
Time deposits	189,054	189,022	32	0.0%

Total Deposits	$320,604	$318,414	$2,190	0.7%

The growth in deposits was primarily attributed to an increase in balances in money market and savings accounts as customers began placing funds in more short-term deposits, which was partially offset by a decrease in interest bearing demand deposits.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, increased by $4.3 million from $43.0 million at December 31, 2009 to $47.3  million at March 31, 2010.  Short-term borrowings decreased $2.1 million from $6.9 million at December 31, 2009 to $4.8 million at March 31, 2010, as the Bank utilized the increased deposits for funding needs. Long-term borrowings increased $6.4 million from $36.2 million at December 31, 2009 to $42.6 million at March 31, 2010, as a result of management’s decision to manage interest rate risk by lengthening funding to match long loan terms.

Total stockholders’ equity increased $193,000 from $55.4 million at December 31, 2009 to $55.6 million as of March 31, 2010.  The increase in total stockholders’ equity was primarily due to net income for the three months ended March 31, 2010, and an increase in stock related awards, partially offset by treasury stock purchases and dividend payments.

Comparison of Results of Operations for the Three Months Ended March 31, 2010 and 2009

General.  Net income was $721,000 for the three months ended March 31, 2010, or $0.12 per diluted share, an increase of $316,000, or 78.0%, compared to net income of $405,000, or $0.07 per diluted share, for the three months ended March 31, 2009.  The increase in net income during the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 was primarily due to a decrease in interest paid on deposits and borrowings.  Total interest expense decreased by $534,000, or 25.7%, during the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.  The increase in net income was partially offset by an increase in salaries and employee benefits and advertising expenses during the quarter ended March 31, 2010 compared to the same period in 2009.

Interest Income.   Interest income increased by $74,000, or 1.5%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  Loan interest income increased by $76,000, or 2.2%, for the three months ended March 31, 2010 compared to the same period in 2009.  The increase in loan interest income was primarily the result of the increase in the average balance of loans receivable, net from $241.5 million in the first quarter of 2009 to $257.7 million in the first quarter in 2010.    The average yield on our loan portfolio was 5.5% and 5.7% for the three months ended March 31, 2010 and 2009, respectively.  Investment interest income increased $19,000, or 1.4%, to $1.4 million for the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009.  The investment portfolio had an average balance of $122.9 million and an average yield of 4.53% for the three months ended March 31, 2010 compared to an average balance of $118.7 and an average yield of 4.63% for the three months ended March 31, 2009.  Other interest income decreased $21,000, or 70.0%, from $30,000 for the three month period ended March 31, 2009 to $9,000 for the three month period ended March 31, 2010.  The average balance in other interest-bearing deposits and federal funds sold increased $586,000, or 3.8%, for the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009, however, the average yield decreased from 0.77% for the quarter ended March 31, 2009 to 0.22% for the quarter ended March 31, 2010.

Interest Expense.  Interest expense decreased by $534,000, or 25.7%, from $2.1 million for the three months ended March 31, 2009 to $1.5 million for the three months ended March 31, 2010.  The interest paid on deposits decreased by $420,000 for the three months ended March 31, 2010 when compared to the same three months in 2009.  This decrease was due to a decrease in the average rate paid on interest bearing deposits from 2.33% for the three months ended March 31, 2009 to 1.56% for the three months ended March 31, 2010.  The interest expense related to advances from the Federal Home Loan Bank of New York decreased $114,000 from $473,000 for the three months ended March 31, 2009 to $359,000 for the three months ended March 31, 2010.  The average rate paid on these borrowings decreased from 3.69% to 3.18% while the average balance of these borrowings also decreased from $51.3 million to $45.1 million for the three month periods ended March 31, 2009 and 2010, respectively.

Provision for Loan Losses.  Provision for loan losses during the quarter ended March 31, 2010 was $50,000 compared to $120,000 for the quarter ended March 31, 2009. The provision for loan losses for the quarter ended March 31, 2009 was primarily due to three impaired commercial loans to one borrower.  At March 31, 2010, this borrower was current with all payments.  Despite an increase in non-performing assets from $1.9 million in March 2009 to $2.5 million in March 2010, management has determined that a higher provision was not necessary due to the quality of the loan portfolio.  The majority of our loans are residential mortgage loans or commercial mortgage loans backed by first lien collateral on real estate held in the Western New York region.  Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values.  We do not hold any sub-prime loans in our loan portfolio.

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

Non-interest Income.  For the three months ended March 31, 2010, non-interest income was $546,000 compared to $545,000 for the three months ended March 31, 2009.

Non-interest Expense.  Non-interest expense increased by $244,000, or 9.1%, to $2.9 million for the quarter ended March 31, 2010 from $2.7 million for the quarter ended March 31, 2009.  The increase was largely due to an increase in salaries and other employee benefits of $189,000, or 13.7%, due to the hiring of an additional executive officer of the Company and staff for our newest branch office in Depew, NY, annual salary increases and annual increases in health insurance premiums.  Advertising expenses increased $101,000, or 187.0%, from $54,000 for the quarter ended March 31, 2009 to $155,000 for the quarter ended March 31, 2010.  In the first quarter in 2010, we had increased marketing costs associated with the April 2010 opening of our newest branch office in Depew, NY, and for a new general advertising campaign.  FDIC insurance premiums increased by $65,000, or 135.4%, for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 due to increased premium assessments.  Other non-interest expenses decreased by $107,000, or 32.5%, primarily due to a loss recorded on the sale of the Company’s interest rate floor derivative product of $135,000 in the first quarter of 2009.

Income Tax Expense.  Income tax expense increased by $119,000, or 91.5%, from $130,000 for the three months ended March 31, 2009 to $249,000 for the three months ended March 31, 2010.  The increase was primarily due to a higher pre-tax income.  As a result of the increased pre-tax income, our projected tax-exempt income impact derived from our bank-owned life insurance income decreased significantly, causing our effective tax rate to increase to 25.7% for the quarter ended March 31, 2010 compared to 24.3% for the quarter ended March 31, 2009.

Loans Past Due and Non-performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due.  Non-performing assets, including non-performing loans and foreclosed real estate, totaled $2.5 million at March 31, 2010 and $2.0 million at December 31, 2009.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At March 31,	At December 31,
	2010	2009
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
One-to-four family	$664	$456
Construction	-	-
Commercial real estate	64	65
Home equity loans and lines of credit	95	142
Other loans:
Commercial loans	1	-
Consumer loans	24	1
Total	$848	$664
Loans accounted for on a nonaccrual basis:
Mortgage loans on real estate:
One-to-four family	$942	$753
Construction	-	-
Commercial real estate	239	192
Home equity loans and lines of credit	99	32
Other loans:
Commercial loans	19	19
Consumer loans	11	17
Total non-accrual loans	1,310	1,013
Total nonperforming loans	2,158	1,677
Foreclosed real estate	346	322
Restructured loans	-	-
Total nonperforming assets	$2,504	$1,999
Ratios:
Nonperforming loans as a percent of gross loans:	0.84%	0.65%
Nonperforming assets as a percent of total assets:	0.58%	0.47%

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	For the Three Months Ended March 31, 2010	For the Year Ended December 31, 2009

	(Dollars in thousands)
Balance at beginning of period:	$1,564	$1,476
Provision for loan losses	50	265
Charge-offs:
Mortgage loans on real estate:
One-to-four family	-	146
Construction	-	-
Commercial real estate.	13	24
Home equity loans and lines of credit	-	54
Other loans:
Commercial loans	-	9
Consumer loans	4	33
Total charge-offs	17	266
Recoveries:
Mortgage loans on real estate:
One-to-four family	19	74
Construction	-	-
Commercial real estate	-	-
Home equity loans and lines of credit	-	7
Other loans:
Commercial loans.	-	-
Consumer loans.	1	8
Total recoveries	20	89

Net charge-offs (recoveries)	(3)	177

Balance at end of period	$1,617	$1,564

Average loans outstanding	$257,659	$250,846

Ratio of net charge-offs to average loans outstanding (1)	0.00%	0.07%
Allowance for loan losses as a percent of total net loans	0.63%	0.60%
Allowance for loan losses as a percent of non-performing loans	74.93%	93.26%
(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which allowed us to borrow up to $37.9 million on an overnight line of credit and $37.9 million on a one-month overnight repricing line of credit, for the quarter ended March 31, 2010.  As of March 31, 2010, we had no borrowings outstanding under either of these agreements.  We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans.  At March 31, 2010, we had outstanding advances totaling $47.3 million.

Historically, loan repayments and maturing investment securities are a relatively predictable source of funds.  However, in light of current economic environment, there are now more risks related to loan repayments and the valuation and maturity of investment securities.  In addition, deposit flows, calls of investment securities, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace.  These factors and the current economic environment reduce the predictability of the timing of these sources of funds.

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities.  For the three months ended March 31, 2010, we originated loans of approximately $8.5 million in comparison to approximately $17.7 million of loans originated during the three months ended March 31, 2009. Purchases of investment securities totaled $13.9 million in the three months ended March 31, 2010 and $9.6 million in the three months ended March 31, 2009.

At March 31, 2010, we had loan commitments to borrowers of approximately $3.4 million and overdraft lines of protection and unused home equity lines of credit of approximately $24.4 million.

Total deposits were $320.6 million at March 31, 2010, as compared to $318.4 million at December 31, 2009. Time deposit accounts scheduled to mature within one year were $119.7 million at March 31, 2010.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

During 2009, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets as the U.S. economy experienced a recession.  Although recent reports indicated improvements in the macro-economic conditions, the recession has had far-reaching effects. However, our financial condition and liquidity position remain strong and in 2010, our liquidity and credit quality have improved.

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

Other than with respect to an estimated $1 million we intend to utilize to remodel one of our administrative buildings, we do not anticipate any material capital expenditures in 2010. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than debt as described in Note 6 in the Notes to our Consolidated Financial Statements and the commitments and unused lines and letters of credit noted above.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 of the Notes to Consolidated Financial Statements for a summary of loan commitments outstanding as of March 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Management of Market Risk

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at March 31, 2010 from the information presented in the Company’s Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended March 31, 2010:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1, 2010 through January 31, 2010	20,000	$7.79	20,000	48,612
February 1, 2010 through February 28, 2010	45,000	$7.99	45,000	3,612
March 1, 2010 through March 31, 2010	5,000	$8.25	5,000	117,642
Total	70,000	$7.95	70,000
______________
(1)	Amounts do not reflect re-purchases of 2,440 shares of common stock from the trustee of the Company’s Recognition and Retention Plan on January 6, 2010 and January 13, 2010.
(2)
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
____________
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

LAKE SHORE BANCORP, INC.
(Registrant)

May 17, 2010	By:	/s/ David C. Mancuso
	Name:	David C. Mancuso
	Title:	President and Chief Executive Officer (Principal Executive Officer)

May 17, 2010	By:	/s/ Rachel A. Foley
	Name:	Rachel A. Foley
	Title:	Chief Financial Officer Principal Financial and Accounting Officer)