Form 10-Q
period 2010-06-30
Lake Shore Bancorp, Inc.
filed 2010-08-16
CIK 1341318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock ($0.01 par value) 6,063,851 shares outstanding as of July 30, 2010.

PART I

Item 1. Financial Statements

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(Dollars in thousands)

Assets
Cash and due from banks	$7,490	$7,057
Interest bearing deposits	12,268	7,754
Federal funds sold	13,549	7,253

Cash and Cash Equivalents	33,307	22,064

Securities available for sale	142,464	118,381
Federal Home Loan Bank stock, at cost	2,686	2,535
Loans receivable, net of allowance for loan losses 2010 $1,776; 2009 $1,564	258,153	259,174
Premises and equipment, net	8,548	7,950
Accrued interest receivable	1,703	1,721
Bank owned life insurance	10,971	10,842
Other assets	2,609	2,989

Total Assets	$460,441	$425,656
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Interest bearing	$324,234	$297,242
Non-interest bearing	23,311	21,172

Total Deposits	347,545	318,414

Short-term borrowings	2,750	6,850
Long-term debt	42,750	36,150
Advances from borrowers for taxes and insurance	2,882	3,070
Other liabilities	6,886	5,726

Total Liabilities	402,813	370,210

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized;	66	66
6,612,500 shares issued and 6,074,722 shares outstanding at June 30, 2010 and 6,612,500 shares issued and 6,157,162 shares outstanding at December 31, 2009
Additional paid-in capital	27,877	27,838
Treasury stock, at cost (537,778 shares at June 30, 2010 and 455,338 shares at December 31, 2009)	(5,125)	(4,467)
Unearned shares held by ESOP	(2,174)	(2,217)
Unearned shares held by RRP	(874)	(987)
Retained earnings	35,288	34,224
Accumulated other comprehensive income	2,570	989

Total Stockholders’ Equity	57,628	55,446

Total Liabilities and Stockholders’ Equity	$460,441	$425,656

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
	(Dollars in Thousands, except per share data)
Interest Income
Loans, including fees	$3,513	$3,499	$7,055	$6,965
Investment securities, taxable	1,176	1,198	2,291	2,399
Investment securities, tax-exempt	302	185	578	356
Other	13	26	22	56
Total Interest Income	5,004	4,908	9,946	9,776

Interest Expense
Deposits	1,180	1,586	2,339	3,165
Short-term borrowings	4	11	11	35
Long-term debt	377	446	729	895
Other	28	28	57	57
Total Interest Expense	1,589	2,071	3,136	4,152

Net Interest Income	3,415	2,837	6,810	5,624

Provision for Loan Losses	200	40	250	160

Net Interest Income after Provision for Loan Losses	3,215	2,797	6,560	5,464

Non-Interest Income
Service charges and fees	492	483	946	935
Earnings on bank owned life insurance	68	67	129	134
Gain on sale of loans	-	27	-	27
Other	21	23	52	49
Total Non-Interest Income	581	600	1,127	1,145

Non-Interest Expenses
Salaries and employee benefits	1,516	1,342	3,090	2,727
Occupancy and equipment	422	342	810	715
Professional services	280	307	531	588
Data processing	135	120	275	253
Advertising	112	124	267	178
FDIC Insurance	130	440	243	488
Postage and supplies	70	67	148	141
Other	277	224	499	553
Total Non-Interest Expenses	2,942	2,966	5,863	5,643

Income before Income Taxes	854	431	1,824	966

Income Taxes	205	77	454	207

Net Income	$649	$354	$1,370	$759

Basic and diluted earnings per common share	$0.11	$0.06	$0.24	$0.13
Dividends declared per share	$0.06	$0.05	$0.12	$0.10

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands, except per share data)

Balance – January 1, 2009	$66	$27,754	$(3,748)	$(2,302)	$(1,190)	$32,520	$1,128	$54,228
Cumulative effect of adoption of revised ASC Topic 320 (net of $4 tax effect)	-	-	-	-	-	8	(8)	-
Comprehensive income:
Net income	-	-	-	-	-	759	-	759
Other comprehensive loss	-	-	-	-	-	-	(459)	(459)
Total Comprehensive Income								300

ESOP shares earned (3,968 shares)	-	(17)	-	43	-	-	-	26
Stock based compensation	-	74	-	-	-	-	-	74
RRP shares earned (7,504 shares)	-	(17)	-	-	100	-	-	83
Purchase of treasury stock, at cost (62,984 shares)	-	-	(438)	-	-	-	-	(438)
Cash dividends declared ($0.10 per share)	-	-	-	-	-	(223)	-	(223)
Balance – June 30, 2009	$66	$27,794	$(4,186)	$(2,259)	$(1,090)	$33,064	$661	$54,050

Balance – January 1, 2010	$66	$27,838	$(4,467)	$(2,217)	$(987)	$34,224	$989	$55,446

Comprehensive income:
Net income	-	-	-	-	-	1,370	-	1,370
Other comprehensive income	-	-	-	-	-	-	1,581	1,581
Total Comprehensive Income								2,951

ESOP shares earned (3,968 shares)	-	(11)	-	43	-	-	-	32
Stock based compensation	-	73	-	-	-	-	-	73
RRP shares earned (8,458 shares)	-	(23)	-	-	113	-	-	90
Purchase of treasury stock, at cost (82,440 shares)	-	-	(658)	-	-	-	-	(658)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(306)	-	(306)
Balance – JUNE 30, 2010	$66	$27,877	$(5,125)	$(2,174)	$(874)	$35,288	$2,570	$57,628

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$1,370	$759
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of investment securities	(41)	(139)
Amortization of deferred loan costs	220	223
Provision for loan losses	250	160
Loss on sale of interest rate floor derivative product	-	135
Originations of loans held for sale	(181)	(6,201)
Proceeds from sale of loans	181	6,228
Gain on sale of loans	-	(27)
Depreciation and amortization	288	271
Earnings on bank owned life insurance	(129)	(134)
ESOP shares committed to be released	32	26
Stock based compensation expense	163	157
Decrease in accrued interest receivable	18	99
Increase in other assets	(17)	(158)
Increase (decrease) in other liabilities	(97)	546

Net Cash Provided by Operating Activities	2,057	1,945

Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities, prepayments and calls	13,277	18,162
Purchases	(34,052)	(24,672)
Purchases of Federal Home Loan Bank Stock	(354)	(49)
Redemptions of Federal Home Loan Bank Stock	203	202
Proceeds from sale of interest rate floor derivative product	-	890
Loan origination and principal collections, net	519	(12,122)
Additions to premises and equipment	(886)	(88)

Net Cash Used in Investing Activities	(21,293)	(17,677)

Cash Flows from Financing Activities
Net increase in deposits	29,131	15,029
Net decrease in advances from borrowers for taxes and insurance	(188)	(112)
Net decrease in short-term borrowings	(4,100)	(2,050)
Proceeds from issuance of long-term debt	9,300	1,000
Repayment of long-term debt	(2,700)	(3,440)
Purchase of Treasury Stock	(658)	(438)
Cash dividends paid	(306)	(223)

Net Cash Provided by Financing Activities	30,479	9,766

Net Increase (Decrease) in Cash and Cash Equivalents	11,243	(5,966)

Cash and Cash Equivalents – Beginning	22,064	29,038

Cash and Cash Equivalents – Ending	$33,307	$23,072
Supplementary Cash Flows Information
Interest paid	$3,125	$4,178
Income taxes paid	$959	$431
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$32	$233
Securities purchased and not settled	$690	$-

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

The interim financial statements included herein as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2009.  The consolidated results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2010.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet as of June 30, 2010 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 – NEW ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standards Update 2010-06 “Fair Value Measurements and Disclosures” (“ASU 2010-06”). ASU 2010-06 requires a greater level of disaggregated information and more robust disclosure about valuation techniques and inputs to fair value measurements. Expanded disclosures will be required for information about changes in the reporting entity’s Level 3 fair value measurements due to purchases, sales, issuance, and settlements. ASU 2010-06 will also require additional disclosure on significant transfers between the Level 1, Level 2 and Level 3 fair value measurements. This statement is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in the Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning

NOTE 2 – NEW ACCOUNTING STANDARDS (continued)

after December 15, 2010, and for interim periods within those fiscal years. Portions of this update are already adopted. The adopted portions of this update did not have a material impact on the Company’s consolidated financial condition or results of operations and management is evaluating the impact of the portions of the update that are not yet effective.

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables (“Subtopic 310”): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The main objective of ASU 2010-20 is to provide financial statement users greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Existing disclosure guidance was amended to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, the amendments in ASU 2010-20 require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. These improvements will help financial statement users assess an entity’s credit risk exposures and its allowance for credit losses. ASU 2010-20 is effective for interim or annual period ending on or after December 15, 2010. Since ASU 2010-20 only requires enhanced disclosures, management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition or results of operations.

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

The components of other comprehensive income and related tax effects for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands)
Changes in net unrealized holding gains (losses) on securities available for sale	$2,397	$(976)	$2,577	$(749)

Changes in Net Unrealized Gains (Losses)	2,397	(976)	2,577	(749)
Income tax (expense) benefit	(927)	378	(996)	290

Other Comprehensive Income (Losses)	$1,470	$(598)	$1,581	$(459)

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and fair value of securities are as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Securities Available for Sale:
U.S. Treasury bonds	$5,125	$812	$-	$5,937
Municipal bonds	34,371	1,115	(49)	35,437
Mortgage-backed securities:
Collateralized mortgage obligations - private label	1,552	-	(279)	1,273
Collateralized mortgage obligations - government sponsored entities	73,355	2,569	(2)	75,922
Government National Mortgage Association	5	1	-	6
Federal National Mortgage Association	8,257	637	-	8,894
Federal Home Loan Mortgage Corporation	6,980	506	(1)	7,485
Asset-backed securities -private label	8,333	328	(1,432)	7,229
Asset-backed securities - government sponsored entities	273	-	(1)	272
Equity securities	22	-	(13)	9

	$138,273	$5,968	$(1,777)	$142,464

NOTE 4 – INVESTMENT SECURITIES (continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Securities Available for Sale:
U.S. Treasury bonds	$5,129	$340	$-	$5,469
Municipal bonds	27,303	757	(93)	27,967
Mortgage-backed securities:
Collateralized mortgage obligations - private label	1,888	1	(124)	1,765
Collateralized mortgage obligations - government sponsored entities	53,661	1,570	(74)	55,157
Government National Mortgage Association	7	-	-	7
Federal National Mortgage Association	9,564	425	-	9,989
Federal Home Loan Mortgage Corporation	9,615	413	-	10,028
Asset-backed securities -private label	9,256	-	(1,619)	7,637
Asset-backed securities - government sponsored entities	322	7	-	329
Equity securities	22	11	-	33

	$116,767	$3,524	$(1,910)	$118,381

All of our collateralized mortgage obligations are backed by residential mortgages.

At June 30, 2010 and December 31, 2009, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation common stock.

At June 30, 2010, thirty municipal bonds and one U.S. Treasury bond with a cost of $10.6 million and fair value of $11.5 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing.  In addition, at June 30, 2010, eight municipal bonds with a cost of $3.3 million and fair value of $3.3 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.  At December 31, 2009, thirty municipal bonds and one U.S. Treasury bond with a cost of $10.6 million and fair value of $11.2 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing.  In addition, at December 31, 2009 seven municipal bonds with a cost of $3.0 million and fair value of $3.1 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

NOTE 4 – INVESTMENT SECURITIES (continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)

June 30, 2010:
Municipal bonds	$4,580	$(49)	$-	$-	$4,580	$(49)
Mortgage-backed securities	1,589	(3)	1,148	(279)	2,737	(282)
Asset-backed securities - private label	-	-	5,732	(1,432)	5,732	(1,432)
Asset-backed securities - government sponsored entities	272	(1)	-	-	272	(1)
Equity securities	9	(13)	-	-	9	(13)

	$6,450	$(66)	$6,880	$(1,711)	$13,330	$(1,777)

December 31, 2009:
Municipal bonds	$5,303	$(93)	$-	$-	$5,303	$(93)
Mortgage-backed securities	6,940	(74)	1,724	(124)	8,664	(198)
Asset-backed securities – private label	-	-	7,637	(1,619)	7,637	(1,619)

	$12,243	$(167)	$9,361	$(1,743)	$21,604	$(1,910)

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

At June 30, 2010 the Company’s investment portfolio included thirteen municipal bonds, four mortgage-backed securities, one government sponsored entity asset-backed security, and one equity security with gross unrealized losses in the less than twelve months category. These securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of their book value, which management deemed to be immaterial, and the credit ratings remained strong.  The Company expects these securities to be repaid in full, with no losses realized.  Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

NOTE 4 – INVESTMENT SECURITIES (continued)

As of June 30, 2010, the Company had three mortgage-backed securities and six private-label asset-backed securities in the unrealized loss of twelve months or more category.  One of the mortgage-backed securities and four of the six private-label asset-backed securities in this category were subject to a formal OTTI review as the unrealized losses were greater than 20% of book value for the individual security, or the related credit ratings were below investment grade, or the Company’s analysis indicated a possible loss of principal.  The OTTI analysis for these securities is discussed below.  The remaining two mortgage-backed securities and two private-label asset-backed securities in this category were not evaluated further for OTTI as the unrealized loss was less than 20% of book value and the credit ratings remained high.  The temporary impairments in these remaining securities are due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads since the time the securities were purchased.  The Company expects these securities to be repaid in full, with no losses realized.  Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The following table provides information relating to the one mortgage-backed security and four private-label asset-backed securities that had unrealized losses of 12 months or more as of June 30, 2010 (dollars in thousands):

					Delinquent %
Security	Book Value	Fair Value	Unrealized Gain/(Loss)	Lowest Rating	Over 60 days	Over 90 days	Foreclosure/OREO / Bankruptcy%	OREO%
1	$2,000	$1,354	$(646)	CC	37.60%	34.00%	6.30%	1.40%
2	1,683	1,309	(374)	B	30.80%	27.70%	4.80%	0.80%
3	1,000	782	(218)	CCC	15.60%	14.50%	9.10%	0.50%
4	543	416	(127)	C	47.30%	44.20%	18.00%	7.20%
5	1,015	748	(267)	Ba3	24.70%	24.20%	7.70%	5.20%
	$6,241	$4,609	$(1,632)

The four private-label asset-backed securities listed above (# 1 thru # 4) were evaluated for OTTI under the guidance of FASB ASC Topic 320.  For one of the four securities, an OTTI impairment charge had already been recorded during 2008.   The Company believes the unrealized losses on these four private-label asset-backed securities occurred due to the current challenging economic environment, high unemployment rates, a continued decline in housing values in many areas of the country, and increased delinquency trends.  It is possible that principal losses may be incurred on the tranches we hold in these specific securities.  Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value did not reflect the need to record initial or additional OTTI charges against earnings during the quarter ended June 30, 2010.  In the case where an OTTI impairment charge was recorded in 2008, it was determined that the amount already taken was sufficient. For the remaining securities, management determined that an initial OTTI impairment charge was not required as of June 30, 2010, as the calculations of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios.  Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell the securities.

The one mortgage-backed security listed above (#5) was also evaluated for OTTI under the guidance of FASB ASC Topic 320.  The Company believes the unrealized loss on this security is due to the current challenging economic environment, a continued decline in housing values in many areas of the country, and increased delinquency trends.  It is possible that principal losses may be incurred on the tranche that we hold in this security.  Management did not complete an estimate of the discounted cash flow in comparison to the amortized book value at this time, as it has only had an unrealized loss of more than 20% for six months. Management will continue to closely monitor this security and evaluate it for OTTI in the future.

NOTE 4 – INVESTMENT SECURITIES (continued)

Management does not intend to sell this security and it is not likely that we will be required to sell the security.

Management also completed an OTTI analysis for three non-agency asset backed securities, which did not have unrealized losses as of June 30, 2010.  However, an impairment charge had been taken on these securities during 2008.  Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-values and credit support levels.   Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios.

As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of June 30, 2010 on these securities.  Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the above table, were recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the credit related OTTI charges recognized as components of earnings:

For the Six Months Ended June 30, 2010
Beginning balance, January 1, 2010	$1,922,000
Additions: Credit related OTTI recorded in current period	-
Ending balance, June 30, 2010	$1,922,000

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized Cost	Fair Value
	(In Thousands)
June 30, 2010
Within one year	$999	$1,008
After one year through five years	2,265	2,439
After five years through ten years	6,345	6,780
After ten years	29,887	31,147
Mortgage-backed securities	90,149	93,580
Asset-backed securities	8,606	7,501
Equity securities	22	9
	$138,273	$142,464

During the six months ended June 30, 2010 and the year ended December 31, 2009, the Company did not sell any securities available for sale.

NOTE 5 – EARNINGS PER SHARE

Earnings per share was calculated for the three and six months ended June 30, 2010 and 2009, respectively.  Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and unearned shares held by the Recognition and Retention Plan (“RRP”).  Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Numerator – net income	$649,000	$354,000
Denominators:
Basic weighted average shares outstanding	5,803,395	5,904,188
Diluted weighted average shares outstanding(1)	5,803,395	5,904,188

Earnings per share:
Basic and Diluted:	$0.11	$0.06

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Numerator – net income	$1,370,000	$759,000
Denominators:
Basic weighted average shares outstanding	5,820,282	5,914,850
Diluted weighted average shares outstanding(1)	5,820,282	5,914,850

Earnings per share:
Basic and Diluted:	$0.24	$0.13

(1)
Stock options to purchase 249,455 shares under the Company’s 2006 Stock Option Plan (the “Stock Option Plan”) at $11.07 per share and restricted unvested shares of 36,425 under the RRP were outstanding during the six month period ended June 30, 2010 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Stock options to purchase 238,258 shares under the Stock Option Plan at $11.22 per share and restricted unvested shares of 42,296 under the RRP plan were outstanding during the six month period ended June 30, 2009, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

NOTE 6 – COMMITMENTS TO EXTEND CREDIT (continued)

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	June 30,	December 31,
	2010	2009
	(Dollars in thousands)

Commitments to grant loans	$6,738	$7,818
Unfunded commitments under lines of credit	$25,605	$24,288

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At June 30, 2010 and December 31, 2009, the Company’s fixed rate loan commitments totaled $5.9 million and $7.4 million, respectively.  The range of interest rates on these fixed rate commitments was 3.49% to 7.25% at June 30, 2010.

NOTE 7– STOCK-BASED COMPENSATION

As of June 30, 2010, the Company had three stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $98,000 and $94,000 for the three months ended June 30, 2010 and 2009, respectively.  The compensation cost that has been recorded for the six months ended June 30, 2010 and June 30, 2009 was $195,000 and $183,000, respectively.

Stock Option Plan

The Company’s Stock Option Plan, which was approved by the Company’s shareholders, permits the grant of options to its employees and non-employee directors for up to 297,562 shares of common stock.

The Board of Directors has granted stock options exercisable into shares of common stock as follows:

Grant Date	Number of Stock Options Granted	Awardees

November 15, 2006	241,546	Management and non-employee directors
January 13, 2009	18,969	Non-employee directors
January 27, 2010	17,773	Management

Both incentive stock options and non-qualified stock options may be granted under the Stock Option Plan. The exercise price of each stock option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.  The stock options generally vest over a five year period.

NOTE 7– STOCK-BASED COMPENSATION (continued)

The fair value of the January 27, 2010 stock option grants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:  dividend yield of 3.05%; expected volatility of 13.70%; risk-free interest rate of 3.65%; and expected life of 10 years.

A summary of the status of the Stock Option Plan as of June 30, 2010 and 2009 is presented below:

	June 30, 2010			June 30, 2009
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life

Outstanding at beginning of year	238,258	$11.22		219,289	$11.50
Granted	17,773	7.88		18,969	8.01
Forfeited	(6,576)	8.01		-	-
Outstanding at end of quarter	249,455	$11.07		238,258	$11.22
Options exercisable at end of quarter	137,600	$11.40	6 years	91,065	$11.50	7 years
Fair value of options granted	$1.15			$2.33

At June 30, 2010, stock options outstanding did not have an intrinsic value (as the stock price on that date was below the exercise price) and 48,107 options remained available for grant under the Stock Option Plan.  Compensation expense amounted to $36,000 for the quarter ended June 30, 2010 and $33,000 for the quarter ended June 30, 2009. Compensation expense amounted to $73,000 for the six month period ended June 30, 2010 and $74,000 for the six month period ended June 30, 2009.  At June 30, 2010, $248,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 17 to 54 months.

Recognition and Retention Plan

The Company’s RRP, which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

The Board of Directors has granted Awards as follows:

Grant Date	Number of Restricted Stock Awards	First Vesting Period	Fair Value of award on Grant Date	Awardees
November 15, 2006	83,305	December 31, 2007	$11.50	Management and non-employee directors
January 13, 2009	9,996	January 13, 2010	$8.01	Management and non-employee directors
January 27, 2010	11,900	January 4, 2011	$7.88	Management

NOTE 7– STOCK-BASED COMPENSATION (continued)

Awards vest at a rate of 20% per year. As of June 30, 2010, there were 41,811 shares vested or distributed to eligible participants under the RRP.  Compensation expense related to the RRP amounted to $46,000 for the quarter ended June 30, 2010 and $42,000 for the quarter ended June 30, 2009. Compensation expense related to the RRP amounted to $90,000 for the six month period ended June 30, 2010 and $83,000 for the six month period ended June 30, 2009.  At June 30, 2010, $360,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 17 to 54 months.

A summary of the status of unvested shares under the RRP for the six months ended June 30, 2010 and 2009 is as follows:

	June 30, 2010	Weighted Average Grant Price	June 30, 2009	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	36,530	$10.55	39,804	$11.50
Granted	11,900	7.88	9,996	8.01
Vested	(1,998)	8.01	-	-
Forfeited	(1,619)	8.01	-	-
Unvested shares outstanding at end of quarter	44,813	$10.04	49,800	$10.80

Employee Stock Ownership Plan

The Company established the ESOP for the benefit of eligible employees of the Company and Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service.  The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.  As of June 30, 2010, the balance of the loan to the ESOP was $2.2 million and the fair value of unallocated shares was $1.6 million.  As of June 30, 2010, there were 35,708 allocated shares and 202,342 unallocated shares compared to 27,773 allocated shares and 210,277 unallocated shares at June 30, 2009. The ESOP compensation expense was $16,000 for the quarter ended June 30, 2010 and $14,000 for the quarter ended June 30, 2009 based on 1,984 shares earned in each of those quarters.   The ESOP compensation expense was $32,000 for the six month period ended June 30, 2010 and $26,000 for the six month period ended June 30, 2009 based on 3,968 shares earned during each period.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2010 and December 31, 2009 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follows:

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$5,937	$5,937	$-	$-
Municipal bonds	35,437	-	35,437	-
Mortgage-backed securities:
Collateralized mortgage obligations - private label	1,273	-	1,273	-
Collateralized mortgage obligations - government sponsored entities	75,922	-	75,922	-
Government National Mortgage Association	6	-	6	-
Federal National Mortgage Association	8,894	-	8,894	-
Federal Home Loan Mortgage Corporation	7,485	-	7,485	-
Asset-backed securities:
Private label	7,229	-	1,870	5,359
Government sponsored entities	272	-	272	-
Equity securities	9	-	9	-
	$142,464	$5,937	$131,168	$5,359

Measured at fair value on a non-recurring basis:
Impaired loans	$1,856	$-	$-	$1,856

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$5,469	$5,469	$-	$-
Municipal bonds	27,967	-	27,967	-
Mortgage-backed securities:
Collateralized mortgage obligations - private label	1,765	-	1,765	-
Collateralized mortgage obligations - government sponsored entities	55,157	-	55,157	-
Government National MortgageAssociation	7	-	7	-
Federal National Mortgage Association	9,989	-	9,989	-
Federal Home Loan Mortgage Corporation	10,028	-	10,028	-
Asset-backed securities:
Private label	7,637	-	2,321	5,316
Government sponsored entities	329	-	329	-
Equity securities	33	-	33	-
	$118,381	$5,469	$107,596	$5,316

Measured at fair value on a non-recurring basis:
Impaired loans	$1,967	$-	$-	$1,967
Foreclosed real estate	322	-	-	322

There were no reclassifications between the Level 1 and Level 2 categories for the six months ended June 30, 2010.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 and 2009:

	2010	2009
	(in thousands)
Beginning Balance at January 1st	$5,316	$4,676
Total gains (losses) – realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income (loss)	497	(651)
Purchases, issuances and settlements	-	-
Principal paydowns	(454)	(39)
Transfers to Level 3	-	1,531

Ending Balance at June 30th	$5,359	$5,517

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

Fair value on impaired loans is based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of June 30, 2010, impaired loans had a gross carrying amount of $2,801,000 with a valuation allowance of $945,000, resulting in an additional provision of $247,000 for loan losses for the six months ended June 30, 2010. As of December 31, 2009, impaired loans had a gross carrying amount of $2,665,000, with a valuation allowance of $698,000, resulting in additional provision for loan losses of $128,000 for the year ended December 31, 2009.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value based on recent appraisals less estimated selling costs. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$33,307	$33,307	$22,064	$22,064
Securities available for sale	142,464	142,464	118,381	118,381
Federal Home Loan Bank stock	2,686	2,686	2,535	2,535
Loans receivable	258,153	260,100	259,174	253,946
Accrued interest receivable	1,703	1,703	1,721	1,721

Financial liabilities:
Deposits	347,545	351,933	318,414	320,220
Short-term borrowings	2,750	2,750	6,850	6,850
Long-term debt	42,750	44,172	36,150	37,388
Accrued interest payable	143	143	132	132

Off-balance-sheet financial instruments	-	-	-	-

The following valuation techniques were used to measure fair value of assets in the above table:

Cash and cash equivalents (carried at cost)

The carrying amount of cash and cash equivalents approximates fair value.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Securities available for sale (carried at fair value)

Fair value on available for sale securities is based upon a market approach.  Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers.  Due to the severe disruption in the credit markets during 2008 through 2010, trading activity in privately issued asset-backed securities was very limited. The markets for such securities were generally characterized by a sharp reduction to total cessation of non-agency asset-backed securities issuances, a significant reduction in trading volumes and extremely wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued asset-backed securities portfolio. Securities available for sale measured within the Level 3 category consist of asset-backed – private label securities.  Three asset-backed – private label securities were transferred to Level 3 during the year ended December 31, 2009 as a result of the continued deterioration in the market place since December 31, 2008 and the difficulty in obtaining current pricing for these securities.  In addition to obtaining estimated prices from independent parties, the Company also performed internal modeling to estimate the fair value of privately issued asset-backed securities transferred from Level 2 to Level 3 valuations during the year ended December 31, 2009 and the six months ended June 30, 2010 using a methodology similar to that described in fair value measurement guidance under GAAP.  The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions of loan level cash flows, including estimates about the timing and amount of credit losses and prepayments. The Company used an implied discount rate of 12%-15% to determine the Level 3 fair value.  In valuing investment securities at December 31, 2009 and June 30, 2010, the Company considered the results of its modeling and the values provided by the independent parties, but relied predominantly on the latter.

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

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

NOTE 9 – TREASURY STOCK

During the quarter and six months ended June 30, 2010, the Company repurchased 10,000 and 82,440 shares of common stock at an average cost of $8.25 and $7.98 per share, respectively. Of the shares purchased in the six months ended June 30, 2010, 80,000 were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 2,440 shares were repurchased from the trustee of the Company’s unvested RRP stock, when two awardees sold vested shares. As of June 30, 2010, there were 107,642 shares remaining to be repurchased under the existing stock repurchase program.

During the quarter and six months ended June 30, 2009, the Company repurchased 15,934 and 62,984 shares of common stock at an average cost of $7.09 and $6.95 per share, respectively. Of the shares purchased in the six months ended June 30, 2009, 60,534 of these shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs.  The remaining 2,450 shares were repurchased from the trustee of the Company’s unvested RRP stock, when an awardee sold vested shares.

NOTE 10 – SUBSEQUENT EVENTS

On July 28, 2010, the Board of Directors declared a quarterly dividend of $0.06 per share on the Company’s common stock, payable on August 24, 2010 to shareholders of record as of August 9, 2010. Lake Shore, MHC, which owns 59.9% of the Company’s outstanding common stock elected to waive its right to receive cash dividends of approximately $218,000 for the three month period ended June 30, 2010 and $436,000 for the six month period ended June 30, 2010.  Cumulatively, Lake Shore, MHC has waived approximately $2.4 million of cash dividends as of June 30, 2010.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

The following factors, including the factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of June 30, 2010 compared to the financial condition as of December 31, 2009 and the consolidated results of operations for the three and six months ended June 30, 2010 and 2009.

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

Branching.  In April 2010, we opened our newest branch in Depew, New York. This is our fifth Erie County, New York branch and our tenth branch overall. This office generated deposits of $17.4 million as of June 30, 2010. In December 2008, we opened an office in Kenmore, New York. This office had generated deposits of $28.1 million as of June 30, 2010. Our offices are located in Dunkirk, Fredonia, West Ellicott, Jamestown, and Westfield in Chautauqua County, New York and in Depew, East Amherst, Hamburg, Orchard Park and Kenmore in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending.  Historically, our lending portfolio has been composed predominantly of residential mortgage loans.  At June 30, 2010 and December 31, 2009, we held $183.8 million and $185.8 million of residential mortgage loans, respectively, which constituted 71.4% and 71.9% of our total loan portfolio, at such respective dates.  We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate.  At June 30, 2010 and December 31, 2009, our commercial real estate loan portfolio consisted of loans totaling $29.1 million and $28.3 million, respectively, or 11.3% and 11.0%, respectively, of total loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans.  At June 30, 2010 and December 31, 2009, our commercial loan portfolio consisted of loans totaling $11.0 million and $11.4 million, respectively, or 4.3% and 4.4%, respectively, of total loans.  Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including auto loans, overdraft lines of credit and share loans.  We will sell loans when appropriate and will retain servicing rights to those loans.  We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent.  Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy.  Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines.  At June 30, 2010 and December 31, 2009, our investment securities totaled $145.2 million and $120.9 million, respectively.

Recently Enacted Financial Reform Legislation.

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Act”) into law.  Among other things, the Act dramatically impacts the rules governing the provision of consumer financial products and services, and implementation of the Act will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years.  The new law significantly affects the operations of federal savings associations and their holding companies as, among other things, the Act: (1) abolishes the Office of Thrift Supervision (“OTS”), effective 90 days after the transfer of the OTS’s supervisory and other functions to the Board of Governors of the Federal Reserve System (“Federal Reserve”), Federal Deposit Insurance Corporation (“FDIC”), and Office of the Comptroller of the Currency (“OCC”); (2) creates the Bureau of Consumer Financial Protection (“BCFP”), a new independent consumer watchdog agency housed within the Federal Reserve that will have primary rulemaking authority with respect to all federal consumer financial laws; (3) requires that formal capital requirements be imposed on savings and loan holding companies generally commencing July 2015; (4) codifies the “source of strength” doctrine for all depository institution holding companies; (5) grants to the U.S. Department of the Treasury, FDIC and the Federal Reserve broad new powers to seize, close and wind down “too big to fail” financial (including non-bank) institutions in an orderly fashion; (6) establishes a new Financial Stability Oversight Council that is charged with identifying and responding to emerging risks throughout the financial system, composed primarily of federal financial services regulators and chaired by the Secretary of the Treasury Department; (7) adopts new standards and rules for the mortgage industry; (8) adopts new bank, thrift and holding company regulation; (9) permanently increases the standard maximum deposit insurance amount to $250,000 per depositor, per institution for each account ownership category; (10) temporarily provides for unlimited deposit insurance coverage for “noninterest-bearing transaction accounts;” (11) repeals the long-standing statutory prohibition on the payment of interest on demand deposits; (12) adopts new federal regulation of the derivatives market; (13) adopts the so-called Volcker Rule, substantially restricting proprietary trading by depository institutions and their holding companies; (14) imposes requirements for “funeral plans” by large, complex financial companies; (15) establishes new regulation of the asset securitization market through “skin in the game” and enhanced disclosure requirements; (16) establishes new regulation of interchange fees; (17) establishes new and enhanced compensation and corporate governance oversight for the financial services industry; (18) provides enhanced oversight of municipal securities; (19) provides a specific framework for payment, clearing and settlement regulation; (20) tasks the federal banking agencies with adopting new and enhanced capital standards for all depository institutions; (21) significantly narrows the scope of federal preemption for national banks and federal savings associations; (22) revises the affiliate transaction and insider lending rules; and (23) revises the requirements applicable to “qualified thrift lenders.”

We are currently evaluating the potential impact of the Act on our business, financial condition, results of operations and prospects.  We expect that some provisions of the Act may have adverse effects on all financial institutions including the Bank and Company, such as the cost of complying with the numerous new regulations and reporting requirements mandated by the Act.

Management of Interest Rate Risk

Treasury Yield Curve.  As with all community banks, we generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped.  During the last two fiscal years, and continuing into 2010, there has been unprecedented volatility in the markets including the failure of large investment banks, the conservatorship of Fannie Mae and Freddie Mac, a global liquidity crisis, continuing housing market declines and a credit crisis with financial institutions.  The Federal Reserve responded by cutting the federal funds rate 10 times and the targeted rate continues to be between 0.0% and 0.25%.  There have been coordinated global initiatives and significant injections of capital and liquidity into the capital markets and financial institutions in response to some of these events.  As noted above, new and comprehensive financial reform legislation was recently enacted in the United States, primarily intended to address perceived weaknesses in the United States financial regulatory system and to prevent future financial and economic crises. While the ultimate impact of the new law is not yet known, it likely will add to regulatory compliance expenses. In addition, international bank regulators are working on bank capital standards in light of the financial volatility of recent years.  The outcome of these discussions is not yet known.  Between June 2009 and June 2010, yields in long-term Treasury maturities have shifted downward.  For example, the yield on the 10 year Treasury note decreased from 3.53% as of June 30, 2009 to 2.93% as of June 30, 2010, a decrease of 60 basis points.  Over that same one year time period the yield on a mortgage backed security decreased by 96 basis points.  Given the changes to the treasury yield curve and spread relationship with mortgages, our net interest margin could decline if interest rates on loans remain low or decline. In addition, if our cost of funds does not move in the same manner or to the same degree as the interest rate on loans, our interest margin could decline.

Interest Rate Risk. Residential mortgage rates have decreased during the past year.  As of June 30, 2010, the monthly average commitment rate on a 30 year fixed rate mortgage was 4.74%, a decrease of 68 basis points from an average commitment rate of 5.42% as of June 30, 2009.  Interest rates on new loans are still well below the average rate on our loan portfolio.  The lower rates on residential mortgage products for new loans often causes higher rate loans in the portfolio to be prepaid (re-financed) bringing down the overall portfolio yield. Adjustable rate mortgages continue to have their interest rates adjust downward which reduces interest income.  At the same time, longer term funding options reduce the spread earned on these assets.

We employ a third party financial advisor to assist us in managing our investment portfolio and developing balance sheet strategies.  At June 30, 2010 and December 31, 2009, we had $142.5 and $118.4 million, respectively, invested in securities available for sale, the majority of which are agency mortgage-backed, agency collateralized mortgage obligations (“CMOs”) and municipal securities.

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

	At June 30, 2010		For the Three Months ended June 30, 2010			For the Three Months ended June 30, 2009
	Actual Balance	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits & federal funds sold	$25,817	0.17%	$23,153	$13	0.22%	$23,599	$26	0.44%
Securities	145,150	3.95%	136,709	1,478	4.32%	116,159	1,383	4.76%
Loans	258,153	5.47%	257,780	3,513	5.45%	248,356	3,499	5.64%
Total interest-earning assets	429,120	4.64%	417,642	5,004	4.79%	388,114	4,908	5.06%
Other assets	31,321		30,294			28,241
Total assets	$460,441		$447,936			$416,355
Interest-bearing liabilities:
Demand and NOW accounts	$41,139	0.18%	$40,099	$19	0.19%	$37,311	$17	0.18%
Money market accounts	44,116	0.69%	41,878	77	0.74%	26,274	47	0.72%
Savings accounts	32,019	0.25%	31,262	21	0.27%	29,930	20	0.27%
Time deposits	206,960	2.04%	201,674	1,063	2.11%	190,865	1,502	3.15%
Borrowed funds	45,500	3.25%	46,495	381	3.28%	49,143	457	3.72%
Other interest-bearing liabilities	1,303	8.75%	1,308	28	8.56%	1,343	28	8.34%
Total interest-bearing liabilities	371,037	1.69%	362,716	1,589	1.75%	334,866	2,071	2.47%
Other non-interest bearing liabilities	31,776		28,741			26,723
Stockholders’ equity	57,628		56,479			54,766
Total liabilities and stockholders’ equity	$460,441		$447,936			$416,355
Net interest income				$3,415			$2,837
Interest rate spread					3.04%			2.59%
Net interest margin					3.27%			2.92%

	At June 30, 2010		For the Six Months ended June 30, 2010			For the Six Months ended June 30, 2009
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits & federal funds sold	$25,817	0.17%	$19,660	$22	0.22%	$19,594	$56	0.57%
Securities	145,150	3.95%	129,843	2,869	4.42%	117,399	2,755	4.69%
Loans	258,153	5.47%	257,720	7,055	5.47%	244,948	6,965	5.69%
Total interest-earning assets	429,120	4.64%	407,223	9,946	4.88%	381,941	9,776	5.12%
Other assets	31,321		30,034			28,120
Total assets	$460,441		$437,257			$410,061
Interest-bearing liabilities:
Demand and NOW accounts	$41,139	0.18%	$39,474	$37	0.19%	$36,481	$35	0.19%
Money market accounts	44,116	0.69%	41,396	153	0.74%	25,836	93	0.72%
Savings accounts	32,019	0.25%	30,471	40	0.26%	29,127	44	0.30%
Time deposits	206,960	2.04%	194,650	2,109	2.17%	186,166	2,993	3.22%
Borrowed funds	45,500	3.25%	45,797	740	3.23%	50,236	930	3.70%
Other interest-bearing liabilities	1,303	8.75%	1,313	57	8.56%	1,347	57	8.46%
Total interest- bearing liabilities	371,037	1.69%	353,101	3,136	1.78%	329,193	4,152	2.52%
Other non-interest bearing liabilities	31,776		27,878			26,391
Stockholders’ equity	57,628		56,278			54,477
Total liabilities and stockholders’ equity	$460,441		$437,257			$410,061
Net interest income				$6,810			$5,624
Interest rate spread					3.10%			2.60%
Net interest margin					3.34%			2.94%

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

	Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$(13)	$-	$(13)
Securities	(135)	230	95
Loans, including fees	(116)	130	14

Total interest-earning assets	(264)	360	96

Interest-bearing liabilities:
Demand and NOW accounts	1	1	2
Money market accounts	1	29	30
Savings accounts	-	1	1
Time deposits	(520)	81	(439)
Total deposits	(518)	112	(406)
Other interest-bearing liabilities:
Borrowed funds	(52)	(24)	(76)
Other interest-bearing liabilities	1	(1)	-

Total interest-bearing liabilities	(569)	87	(482)

Net change in net interest income	$305	$273	$578

	Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$(34)	$-	$(34)
Securities	(167)	281	114
Loans, including fees	(265)	355	90

Total interest-earning assets	(466)	636	170

Interest-bearing liabilities:
Demand and NOW accounts	(1)	3	2
Money market accounts	3	57	60
Savings accounts	(6)	2	(4)
Time deposits	(1,015)	131	(884)
Total deposits	(1,019)	193	(826)
Other interest-bearing liabilities:
Borrowed funds	(112)	(78)	(190)
Other interest-bearing liabilities	1	(1)	-

Total interest-bearing liabilities	(1,130)	114	(1,016)

Net change in net interest income	$664	$522	$1,186

Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase.  Conversely, a majority of our interest-bearing liabilities have much shorter contractual maturities and are expected to reprice.  A significant portion of our deposits have no contractual maturities and are likely to reprice quickly as short-term interest rates increase.  Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio.  An increasing rate environment is expected to cause a decrease in our net interest rate spread and a decrease in our earnings.

In a decreasing interest rate environment, our earnings may increase if long-term interest-earning assets do not reprice and interest rates on short-term deposits begin to decrease.  In the current rate environment, rates on new loans have declined significantly resulting in the repricing of some of these assets.  Rates on deposit products have also dropped, more than the decline on loan product rates, which has resulted in a positive impact on our interest rate spread.  However, if rates on deposit products stop falling and some assets continue to reprice at lower yields or deposit rates begin to increase and rates on loans remain static, our earnings may be negatively impacted.

For the three months ended June 30, 2010, the average yields on our loan portfolio and investment portfolios were 5.45% and 4.32%, respectively, in comparison to 5.64% and 4.76%, respectively, for the three months ended June 30, 2009. Overall, the average yield on our interest earning assets decreased by 27 basis points for the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009.  For the three months ended June 30, 2010, the average rate that we were paying on interest-bearing liabilities decreased by 72 basis points in comparison to the same period in the prior year.  Furthermore, the interest paid on our borrowings decreased from 3.72% to 3.28%.  Our interest rate spread for the three months ended June 30, 2010 was 3.04%, which constitutes a 45 basis point increase in comparison to the three months ended June 30, 2009.  Our net interest margin was 3.27% and 2.92% for the three months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010, the average yields on our loan portfolio and investment portfolios were 5.47% and 4.42%, respectively, in comparison to 5.69% and 4.69%, respectively, for the six months ended June 30, 2009. Overall, the average yield on our interest earning assets decreased by 24 basis points for the six months ended June 30, 2010 in comparison to the six months ended June 30, 2009.  For the six months ended June 30, 2010, the average rate that we were paying on interest-bearing liabilities decreased by 74 basis points in comparison to the same period in the prior year.  Furthermore, the interest paid on our borrowings decreased from 3.70% to 3.23%.  Our interest rate spread for the six months ended June 30, 2010 was 3.10%, which constitutes a 50 basis points increase in comparison to the six months ended June 30, 2009.  Our net interest margin was 3.34% and 2.94% for the six months ended June 30, 2010 and 2009, respectively.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total assets at June 30, 2010 were $460.4 million, an increase of $34.8 million from $425.7 million at December 31, 2009.  The increase in total assets was primarily due to a $24.1 million increase in securities available for sale and a $11.2 million increase in cash and cash equivalents, partly due to a $29.1 million increase in total deposits.

Cash and cash equivalents increased 50.7% from $22.1 million as of December 31, 2009 to $33.3 million as of June 30, 2010.  The increase was primarily attributable to a $6.3 million increase in federal funds sold and a $4.5 million increase in interest bearing deposits. The increase in federal funds sold and interest bearing deposits was primarily due to an increase in deposits from the opening of our Depew branch during April 2010.

Securities available for sale increased 20.4% to $142.5 million at June 30, 2010 from $118.4 million at December 31, 2009.  The increase in securities available for sale was primarily due to purchases of investment securities using funds provided by $13.3 million in investment security paydowns, an increase in deposits as a result of opening the Depew branch, and an increase in long-term debt.

Loans receivable, net decreased by $1.0 million to $258.2 million at June 30, 2010 from $259.2 million at December 31, 2009.  The table below shows the changes in loan volume by loan type between June 30, 2010 and December 31, 2009:

			Change
	June 30, 2010	December 31, 2009	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, 1-4 Family	$183,786	$185,753	$(1,967)	(1.1)%
Home Equity	30,765	30,158	606	2.0%
Commercial	29,117	28,328	789	2.8%
Construction	449	365	84	23.0%
Total Real Estate Loans	244,117	244,604	(487)	(0.2)%

Commercial Loans	11,030	11,430	(400)	(3.5)%
Consumer Loans	2,400	2,377	23	1.0%

Total Gross Loans	257,547	258,411	(864)	(0.3)%
Allowance for Loan Losses	(1,776)	(1,564)	(212)	13.6%
Net deferred loan costs	2,382	2,327	55	2.4%
Loans receivable, net	$258,153	$259,174	$(1,021)	(0.4)%

The nominal decrease in loans receivable, net reflects the stability of our market area for loan originations.

The table below shows changes in deposit volumes by type of deposits between June 30, 2010 and December 31, 2009:

			Change
	June 30, 2010	December 31, 2009	$	%
	(Dollars in thousands)
Demand Deposits:
Non-interest bearing	$23,311	$21,172	$2,138	10.1%
Interest bearing	41,139	41,857	(718)	(1.7)%
Money market	44,116	37,336	6,780	18.2%
Savings	32,019	29,027	2,992	10.3%
Time deposits	206,960	189,022	17,939	9.5%

Total Deposits	$347,545	$318,414	$29,131	9.1%

The growth in deposits was primarily attributable to our newest branch office in Depew, New York, which generated $17.4 million in deposits during the quarter ended June 30, 2010. The remaining increase was due to customers placing funds in short term core deposits, such as money market and savings accounts.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, increased by $2.5 million from $43.0 million at December 31, 2009 to $45.5 million at June 30, 2010.  Short-term borrowings decreased $4.1 million from $6.9 million at December 31, 2009 to $2.8 million at June 30, 2010, as excess federal funds and deposits were utilized to meet funding requirements. Long-term borrowings increased $6.6 million from $36.2 million at December 31, 2009 to $42.8 million at June 30,

2010, as a result of the Company’s decision to manage interest rate risk by extending funding maturity dates to match long-term loans.

Total stockholders’ equity increased $2.2 million from $55.4 million at December 31, 2009 to $57.6 million as of June 30, 2010.  The increase in total stockholders’ equity was primarily due to net income for the six months ended June 30, 2010, and increases in accumulated other comprehensive income and stock related awards, partially offset by treasury stock purchases and dividend payments.

Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009

General.  Net income was $649,000 for the three months ended June 30, 2010, or $0.11 per diluted share, an increase of $295,000, or 83.3%, compared to net income of $354,000, or $0.06 per diluted share, for the three months ended June 30, 2009.  The increase in net income during the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 was primarily due to a decrease in interest paid on deposits and borrowings and a decrease in FDIC insurance expense.  Total interest expense decreased by $482,000, or 23.3%, during the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009. FDIC insurance expense decreased in the three months ended June 30, 2010 when compared to the three months end June 30, 2009 primarily because the 2009 period included a special FDIC assessment to rebuild the Deposit Investment Fund of $185,000 ($130,000 net of tax). The increase in net income was partially offset by a $174,000 increase in salaries and employee benefits and a $160,000 increase in provision for loan losses during the quarter ended June 30, 2010 compared to the same period in 2009.

Interest Income.  Interest income increased by $96,000, or 2.0%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  Loan interest income increased by $14,000 for the three months ended June 30, 2010 compared to the same period in 2009.  The average balance of loans receivable, net increased from $248.4 million in the second quarter of 2009 to $257.8 million in the second quarter in 2010.    The average yield on our loan portfolio was 5.45% and 5.64% for the three months ended June 30, 2010 and 2009, respectively.  Investment interest income increased $95,000, or 6.9%, to $1.5 million for the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009.  The investment portfolio had an average balance of $136.7 million and an average yield of 4.32% for the three months ended June 30, 2010 compared to an average balance of $116.2 and an average yield of 4.76% for the three months ended June 30, 2009.  Other interest income decreased $13,000, or 50.0%, from $26,000 for the three month period ended June 30, 2009 to $13,000 for the three month period ended June 30, 2010.  The average balance in other interest-bearing deposits and federal funds sold decreased $446,000 or 1.9%, for the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009 and the average yield decreased from 0.44% for the quarter ended June 30, 2009 to 0.22% for the quarter ended June 30, 2010.

Interest Expense.  Interest expense decreased by $482,000, or 23.3%, from $2.1 million for the three months ended June 30, 2009 to $1.6 million for the three months ended June 30, 2010.  The interest paid on deposits decreased by $406,000 for the three months ended June 30, 2010 when compared to the same period in 2009.  This was due to a decrease in the average rate paid on interest bearing deposits from 2.23% for the three months ended June 30, 2009 to 1.50% for the three months ended June 30, 2010.  The interest expense related to advances from the Federal Home Loan Bank of New York decreased $76,000 from $457,000 for the three months ended June 30, 2009 to $381,000 for the three months ended June 30, 2010.  The average rate paid on these borrowings decreased from 3.72% to 3.28% while the average balance of these borrowings also decreased from $49.1 million to $46.5 million for the three month periods ended June 30, 2009 and 2010, respectively.

Provision for Loan Losses.  Provision for loan losses during the quarter ended June 30, 2010 was $200,000 compared to $40,000 for the quarter ended June 30, 2009. The provision for loan losses for the quarter ended June 30, 2010 was primarily due to an expected loss on a single commercial loan. Despite the increase to our provision, our credit quality remains very strong. The ratio of nonperforming loans to total loans was 0.98% as of June 30, 2010, up 33 basis points compared to the prior year quarter, and up

14 basis points compared to the first quarter of 2010. The majority of our loans are residential mortgage loans or commercial mortgage loans backed by first lien collateral on real estate held in the Western New York region.  Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values.  We do not hold any sub-prime loans in our loan portfolio.

We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable incurred credit losses in the loan portfolio.  The amount of allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur.  Management reviews the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain adequacy of the allowance.

Non-interest Income.  For the three months ended June 30, 2010, non-interest income was $581,000 compared to $600,000 for the three months ended June 30, 2009. The decrease in non-interest income was partially due to a $27,000 gain on sale of loans recorded during the second quarter of 2009. During the 2009 period, the Company sold $6.2 million of low interest rate residential mortgage loans on the secondary mortgage market. Management decided to sell these loans due to the declining mortgage rate environment in an effort to maintain net interest rate margins and spreads and reduce the overall interest rate risk.

Non-interest Expense.  Non-interest expense decreased by $24,000 to $2.9 million for the quarter ended June 30, 2010 from $3.0 million for the quarter ended June 30, 2009.  The decrease was largely due to a $310,000 decrease in FDIC insurance expense. In the second quarter of 2009, the FDIC imposed a special assessment to replenish the deposit reserves, as well as implemented premium increases. The decrease in non-interest expense was partially offset by an increase in salaries and other employee benefits of $174,000, or 13.0%, due to the hiring of an executive officer as well as staff for our newest branch office in Depew, NY, annual salary increases and annual increases in health insurance premiums.  Occupancy and equipment expenses increased $80,000, or 23.4%, from $342,000 for the quarter ended June 30, 2009 to $422,000 for the quarter ended June 30, 2010 primarily due to the opening of the Depew office. Other non-interest expenses increased by $53,000, or 23.7%, primarily due to an increase in donations and foreclosure expenses during the three months ended June 30, 2010.

Income Tax Expense.  Income tax expense increased by $128,000, or 166.2%, from $77,000 for the three months ended June 30, 2009 to $205,000 for the three months ended June 30, 2010.  The increase was primarily due to a higher pre-tax income.  As a result of the increased pre-tax income, our projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance decreased significantly, causing our effective tax rate to increase to 24.0% for the quarter ended June 30, 2010 compared to 17.9% for the quarter ended June 30, 2009.

Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009

General.  Net income was $1.4 million for the six months ended June 30, 2010, or $0.24 per diluted share, an increase of $611,000, or 80.5%, compared to net income of $759,000, or $0.13 per diluted share, for the six months ended June 30, 2009.  The increase in net income was primarily due to a $1.0 million decrease in interest paid on deposits and borrowings, partially offset by a $220,000 increase in non-interest expenses and a $247,000 increase in income taxes.

Interest Income.  Interest income increased by $170,000, or 1.7%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Loan interest income increased by $90,000, or 1.3%, for the six months ended June 30, 2010 compared to the same period in 2009.  The increase in loan interest income was primarily the result of the increase in the average balance of loans receivable, net from $244.9 million during the six months ended June 30, 2009 to $257.7 million during the six months ended June 30, 2010.    The average yield on our loan portfolio was 5.47% and 5.69% for the six months ended June 30, 2010 and 2009, respectively.  Investment interest income increased $114,000, or 4.1%, to

$2.9 million for the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009.  The investment portfolio had an average balance of $129.8 million and an average yield of 4.42% for the six months ended June 30, 2010 compared to an average balance of $117.4 and an average yield of 4.69% for the six months ended June 30, 2009.  Other interest income decreased $34,000, or 60.7%, from $56,000 for the six month period ended June 30, 2009 to $22,000 for the six month period ended June 30, 2010.  The average balance in other interest-bearing deposits and federal funds sold increased $66,000, or 0.3%, for the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009 and the average yield decreased from 0.57% for the six months ended June 30, 2009 to 0.22% for the six months ended June 30, 2010.

Interest Expense.  Interest expense decreased by $1.0 million, or 24.5%, from $4.2 million for the six months ended June 30, 2009 to $3.1 million for the six months ended June 30, 2010.  The interest paid on deposits decreased by $826,000 for the six months ended June 30, 2010 when compared to the same six months in 2009.  This decrease was due to a decrease in the average rate paid on interest bearing deposits from 2.28% for the six months ended June 30, 2009 to 1.53% for the six months ended June 30, 2010.  The interest expense related to advances from the Federal Home Loan Bank of New York decreased $190,000 from $930,000 for the six months ended June 30, 2009 to $740,000 for the six months ended June 30, 2010.  The average rate paid on these borrowings decreased from 3.70% to 3.23% while the average balance of these borrowings also decreased from $50.2 million to $45.8 million for the six month periods ended June 30, 2009 and 2010, respectively.

Provision for Loan Losses.  Provision for loan losses during the six months ended June 30, 2010 was $250,000 compared to $160,000 for the six months ended June 30, 2009. The provision for loan losses for the six months ended June 30, 2010 was due to an expected loss on a single commercial loan. Despite the increase to our provision, our credit quality remains very strong. The ratio of nonperforming loans to total loans was 0.98% as of June 30, 2010, up 33 basis points compared to the prior year quarter, and up 14 basis points compared to the first quarter of 2010. The majority of our loans are residential mortgage loans or commercial mortgage loans backed by first lien collateral on real estate held in the Western New York region.  Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values.  We do not hold any sub-prime loans in our loan portfolio.

Non-interest Income.  For the six months ended June 30, 2010 and 2009, non-interest income decreased $18,000 to $1.1 million. The decrease was primarily due to a gain on sale of loans of $27,000 recorded in the 2009 period partially offset by an $11,000 increase in service charges and fees in the 2010 period.

Non-interest Expense.  Non-interest expense increased by $220,000, or 3.9%, to $5.9 million for the six months ended June 30, 2010 from $5.6 million for the six months ended June 30, 2009.  The increase was largely due to an increase in salaries and other employee benefits of $363,000, or 13.3%, due to the hiring of an executive officer and staff for our Depew branch, annual salary increases and annual increases in health insurance premiums.  Occupancy and equipment expenses increased $95,000, or 13.3%, from $715,000 for the six months ended June 30, 2009 to $810,000 for the six months ended June 30, 2010.  The 2010 increase in occupancy and equipment expenses was primarily due to the opening of the Depew branch. Advertising expenses increased $89,000, or 50.0%, from $178,000 for the six months ended June 30, 2009 to $267,000 for the six months ended June 30, 2010.  In the first six months in 2010, we had increased marketing costs associated with the opening of the Depew branch and for a new general advertising campaign. FDIC insurance premiums decreased by $245,000, or 50.2%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. In the 2009 period, the FDIC imposed a special assessment to replenish the deposit reserves and increased premiums. Professional expenses decreased by $57,000, or 9.7%, primarily due a decrease in auditing services in 2010. Other non-interest expenses decreased by $54,000, or 9.8%, primarily due to a loss recorded on the sale of the Company’s interest rate floor derivative product of $135,000 during the first six months of 2009. The decrease in other expenses was partially offset by an increase in foreclosure expenses in 2010.

Income Tax Expense.  Income tax expense increased by $247,000, or 119.3%, from $207,000 for the six months ended June 30, 2009 to $454,000 for the six months ended June 30, 2010.  The increase was primarily due to a higher pre-tax income.  As a result of the increased pre-tax income, our projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance decreased significantly, causing our effective tax rate to increase to 24.9% for the six months ended June 30, 2010 compared to 21.4% for the six months ended June 30, 2009.

Loans Past Due and Non-performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due.  Non-performing assets, including non-performing loans and foreclosed real estate, totaled $2.7 million at June 30, 2010 and $2.0 million at December 31, 2009.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At June 30,	At December 31,
	2010	2009
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
One-to-four family	$654	$456
Construction	-	-
Commercial real estate	44	65
Home equity loans and lines of credit	79	142
Other loans:
Commercial loans	1	-
Consumer loans	56	1
Total	$834	$664
Loans accounted for on a nonaccrual basis:
Mortgage loans on real estate:
One-to-four family	$1,155	$753
Construction	-	-
Commercial real estate (1)	391	192
Home equity loans and lines of credit	128	32
Other loans:
Commercial loans	18	19
Consumer loans	6	17
Total non-accrual loans	1,698	1,013
Total nonperforming loans	2,532	1,677
Foreclosed real estate	186	322
Restructured loans	-	-
Total nonperforming assets	$2,718	$1,999
Ratios:
Nonperforming loans as a percent of gross loans:	0.98%	0.65%
Nonperforming assets as a percent of total assets:	0.59%	0.47%

(1)
Three commercial loans to one borrower, totaling $2.7 million, were 30 days past due as of June 30, 2010 and were placed into non-accrual status during the third quarter of 2010.  Furthermore, the related company closed its doors during the third quarter of 2010 due to cash flow problems.  Management is currently in the process of reviewing the loan collateral.  At June 30, 2010 the Bank has an allowance for loan losses for this relationship of approximately $945,000.  However, additional provisions for loan losses may be necessary in future periods.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	For the Six Months Ended June 30, 2010	For the Year Ended December 31, 2009

	(Dollars in thousands)
Balance at beginning of period:	$1,564	$1,476
Provision for loan losses	250	265
Charge-offs:
Mortgage loans on real estate:
One-to-four family	35	146
Construction	-	-
Commercial real estate.	13	24
Home equity loans and lines of credit	-	54
Other loans:
Commercial loans	-	9
Consumer loans	11	33
Total charge-offs	59	266
Recoveries:
Mortgage loans on real estate:
One-to-four family	19	74
Construction	-	-
Commercial real estate	-	-
Home equity loans and lines of credit	-	7
Other loans:
Commercial loans.	-	-
Consumer loans.	2	8
Total recoveries	21	89

Net charge-offs	38	177

Balance at end of period	$1,776	$1,564

Average loans outstanding	$257,720	$250,846

Ratio of net charge-offs to average loans outstanding (1)	0.03%	0.07%
Allowance for loan losses as a percent of total net loans	0.69%	0.60%
Allowance for loan losses as a percent of non-performing loans	70.14%	93.26%

(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest bearing deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which allowed us to borrow up to $37.9 million on an overnight line of credit and $37.9 million on a one-month overnight repricing line of credit, for the quarter ended June 30, 2010.  As of June 30, 2010, we had no borrowings outstanding under either of these agreements.  We also have a third agreement to obtain advances from the Federal Home Loan Bank collateralized by a pledge of our mortgage loans.  At June 30, 2010, we had outstanding advances under this agreement of $45.5 million.

Historically, loan repayments and maturing investment securities are a relatively predictable source of funds.  However, in light of the current economic environment, there are now more risks related to loan repayments and the valuation and maturity of investment securities.  In addition, deposit flows, calls of investment securities, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace.  These factors and the current economic environment reduce the predictability of the timing of these sources of funds.

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities.  For the six months ended June 30, 2010, we originated loans of approximately $20.0 million in comparison to approximately $43.1 million of loans originated during the six months ended June 30, 2009. Purchases of investment securities totaled $35.1 million in the six months ended June 30, 2010 and $24.5 million in the six months ended June 30, 2009.

At June 30, 2010, we had loan commitments to borrowers of approximately $6.7 million and overdraft lines of protection and unused home equity lines of credit of approximately $25.6 million.

Total deposits were $347.5 million at June 30, 2010, as compared to $318.4 million at December 31, 2009.  Time deposit accounts scheduled to mature within one year were $119.8 million at June 30, 2010.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

During 2009, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets as the U.S. economy experienced a recession.  Although recent reports have indicated improvements in the macro-economic conditions, the recession has had far-reaching effects. However, our financial condition and liquidity position remain strong and in 2010, our liquidity and credit quality have improved.

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

We do not anticipate any material capital expenditures during the remainder of 2010. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than loan commitments as described in Note 6 in the Notes to our Consolidated Financial Statements and the commitments and unused lines and letters of credit noted above.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 of the Notes to Consolidated Financial Statements for a summary of loan commitments outstanding as of June 30, 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Management of Market Risk

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at June 30, 2010 from the information presented in the Company’s Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2009, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

The Full Impact Of The Recently Enacted Dodd-Frank Act On Our Operations Are Currently Unknown Given That Much Of The Details And Substance Of The New Laws Will Be Determined Through Agency Rulemaking.

The compliance burden and impact on our operations and profitability with respect to the Dodd-Frank Act are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of federal savings associations and their holding companies, will be required, ensuring that federal rules and policies in this area will be further developing for months and years to come.  Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that banks and savings associations as well as their holding companies will be subject to significantly increased regulation and compliance obligations.

The Elimination Of Our Primary Regulator, The OTS, And Transfer Of The OTS’s Supervisory And Rulemaking Functions To Various Federal Banking Agencies Will Change The Way That The Bank And Company Are Regulated.

As the OTS is due to be abolished 90 days after transferring its supervisory and rulemaking functions to various federal agencies, both the Bank and Company will be transitioning to the jurisdiction of new primary federal regulators, which will change the way that the Bank and Company are regulated.  Specifically, the OTS’s supervisory and rulemaking functions (except for consumer protection) relating to all federal savings associations will be transferred to the OCC, while the OTS’s supervisory and rulemaking functions relating to savings and loan holding companies and their non-depository institution subsidiaries (excluding subsidiaries of the federal savings association) will be transferred to the Federal Reserve.  While the OCC and Federal Reserve are directed to implement existing OTS regulations, orders, resolutions, determinations and agreements for thrifts and their holding companies under the Home Owners’ Loan Act (“HOLA”), the transition of supervisory functions from the OTS to the OCC (with respect to the Bank) and the Federal Reserve (with respect to the Company), could alter the operations of the Bank and Company so as to be more closely aligned with the OCC’s and Federal Reserve’s respective supervision of national banks and bank holding companies.  While the functions of the OTS pertaining to the Bank and Company will formally be transferred to the OCC and Federal Reserve in July 2011 (or else by January 2012 if a six-month extension is required), we may see changes in the way that we are supervised and examined sooner, and may experience operational challenges in the course of transition to our new regulators.

The New BCFP May Reshape The Consumer Financial Laws Through Rulemaking And Enforcement Of Unfair, Deceptive Or Abusive Practices, Which May Directly Impact The Business Operations Of Depository Institutions Offering Consumer Financial Products Or Services Including The Bank.

The BCFP has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers.  The BCFP is also authorized to prescribe rules, applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”).  The potential reach of the BCFP’s broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services including the Bank is currently unknown.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended June 30, 2010:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2010 through April 30, 2010	10,000	$8.25	10,000	107,642
May 1, 2010 through May 31, 2010	-	-	-	107,642
June 1, 2010 through June 30, 2010	-	-	-	107,642
Total	10,000	$8.25	10,000	107,642
______________

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

LAKE SHORE BANCORP, INC.
(Registrant)

/s/ David C. Mancuso
August 16, 2010	By:	David C. Mancuso
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Rachel A. Foley
August 16, 2010	By:	Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)