Form 10-Q
period 2010-09-30
Lake Shore Bancorp, Inc.
filed 2010-11-15
CIK 1341318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Setpember 30, 2010

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

Common stock ($0.01 par value) 5,996,782 shares outstanding as of November 1, 2010.

PART I

Item 1. Financial Statements
LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(Dollars in thousands, except per share information)

Assets
Cash and due from banks	$7,239	$7,057
Interest earning deposits	14,996	7,754
Federal funds sold	22,051	7,253

Cash and Cash Equivalents	44,286	22,064

Securities available for sale	147,311	118,381
Federal Home Loan Bank stock, at cost	2,628	2,535
Loans receivable, net of allowance for loan losses 2010 $824; 2009 $1,564	256,837	259,174
Premises and equipment, net	8,811	7,950
Accrued interest receivable	1,821	1,721
Bank owned life insurance	11,046	10,842
Other assets	3,380	2,989

Total Assets	$476,120	$425,656
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Interest bearing	$337,160	$297,242
Non-interest bearing	26,678	21,172

Total Deposits	363,838	318,414

Short-term borrowings	2,350	6,850
Long-term debt	41,850	36,150
Advances from borrowers for taxes and insurance	1,643	3,070
Other liabilities	8,552	5,726

Total Liabilities	418,233	370,210

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 5,996,782 shares outstanding at September 30, 2010 and 6,612,500 shares issued and 6,157,162 shares outstanding at December 31, 2009	66	66
Additional paid-in capital	27,899	27,838
Treasury stock, at cost (615,718 shares at September 30, 2010 and 455,338 shares at December 31, 2009)	(5,764)	(4,467)
Unearned shares held by ESOP	(2,153)	(2,217)
Unearned shares held by RRP	(815)	(987)
Retained earnings	35,920	34,224
Accumulated other comprehensive income	2,734	989

Total Stockholders’ Equity	57,887	55,446

Total Liabilities and Stockholders’ Equity	$476,120	$425,656

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
	(Dollars in Thousands, except per share data)

Interest Income
Loans, including fees	$3,415	$3,523	$10,470	$10,488
Investment securities, taxable	1,173	1,183	3,464	3,582
Investment securities, tax-exempt	340	216	918	572
Other	18	21	40	77
Total Interest Income	4,946	4,943	14,892	14,719

Interest Expense
Deposits	1,197	1,521	3,536	4,686
Short-term borrowings	3	6	14	41
Long-term debt	375	444	1,104	1,339
Other	29	30	86	87
Total Interest Expense	1,604	2,001	4,740	6,153

Net Interest Income	3,342	2,942	10,152	8,566

Provision for Loan Losses	1,725	95	1,975	255

Net Interest Income after Provision for Loan Losses	1,617	2,847	8,177	8,311

Non-Interest Income
Gain on sale of securities available for sale	1,057	-	1,057	-
Service charges and fees	466	521	1,412	1,456
Earnings on bank owned life insurance	75	71	204	205
Gain on sale of loans	-	5	-	32
Other	34	36	86	85
Total Non-Interest Income	1,632	633	2,759	1,778

Non-Interest Expenses
Salaries and employee benefits	1,505	1,409	4,595	4,136
Occupancy and equipment	418	339	1,228	1,054
Professional services	260	308	791	896
Data processing	147	127	422	380
FDIC Insurance	130	103	373	591
Advertising	82	108	349	286
Postage and supplies	62	55	210	196
Other	232	258	731	811
Total Non-Interest Expenses	2,836	2,707	8,699	8,350

Income before Income Taxes	413	773	2,237	1,739

Income Taxes Expense (Benefit)	(365)	171	89	378

Net Income	$778	$602	$2,148	$1,361

Basic and diluted earnings per common share	$0.13	$0.10	$0.37	$0.23
Dividends declared per share	$0.06	$0.05	$0.18	$0.15

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands, except per share data)

Balance – January 1, 2009	$66	$27,754	$(3,748)	$(2,302)	$(1,190)	$32,520	$1,128	$54,228
Cumulative effect of adoption of revised ASC Topic 320 (net of $4 tax effect)	-	-	-	-	-	8	(8)	-
Comprehensive income:
Net income	-	-	-	-	-	1,361	-	1,361
Other comprehensive loss	-	-	-	-	-	-	994	994
Total Comprehensive Income								2,355

ESOP shares earned (5,951 shares)	-	(24)	-	64	-	-	-	40
Stock based compensation	-	111	-	-	-	-	-	111
RRP shares earned (11,350 shares)	-	(26)	-	-	152	-	-	126
Purchase of treasury stock, at cost (87,984 shares)	-	-	(620)	-	-	-	-	(620)
Cash dividends declared ($0.15 per share)	-	-	-	-	-	(339)	-	(339)
Balance – September 30, 2009	$66	$27,815	$(4,368)	$(2,238)	$(1,038)	$33,550	$2,114	$55,901

Balance – January 1, 2010	$66	$27,838	$(4,467)	$(2,217)	$(987)	$34,224	$989	$55,446

Comprehensive income:
Net income	-	-	-	-	-	2,148	-	2,148
Other comprehensive income	-	-	-	-	-	-	1,745	1,745
Total Comprehensive Income								3,893

ESOP shares earned (5,951 shares)	-	(16)	-	64	-	-	-	48
Stock based compensation	-	111	-	-	-	-	-	111
RRP shares earned (12,842 shares)	-	(34)	-	-	172	-	-	138
Purchase of treasury stock, at cost (160,380 shares)	-	-	(1,297)	-	-	-	-	(1,297)
Cash dividends declared ($0.18 per share)	-	-	-	-	-	(452)	-	(452)
Balance – September 30, 2010	$66	$27,899	$(5,764)	$(2,153)	$(815)	$35,920	$2,734	$57,887

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$2,148	$1,361
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of investment securities	(25)	(184)
Amortization of deferred loan costs	363	349
Provision for loan losses	1,975	255
Loss on sale of interest rate floor derivative product	-	135
Originations of loans held for sale	(243)	(6,242)
Proceeds from sales of loans	243	6,274
Gain on sale of loans	-	(32)
Gain on sale of securities	(1,057)	-
Depreciation and amortization	441	407
Earnings on bank owned life insurance	(204)	(205)
ESOP shares committed to be released	48	40
Stock based compensation expense	249	237
Increase in accrued interest receivable	(100)	(18)
(Increase) decrease in other assets	(665)	255
Increase in other liabilities	217	315

Net Cash Provided by Operating Activities	3,390	2,947

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales	10,776	-
Maturities, prepayments and calls	22,203	25,777
Purchases	(55,971)	(31,134)
Purchases of Federal Home Loan Bank Stock	(354)	(49)
Redemptions of Federal Home Loan Bank Stock	261	275
Proceeds from sale of interest rate floor derivative product	-	890
Loan origination and principal collections, net	(229)	(18,500)
Additions to premises and equipment	(1,302)	(157)

Net Cash Used in Investing Activities	(24,616)	(22,898)

Cash Flows from Financing Activities
Net increase in deposits	45,424	18,696
Net decrease in advances from borrowers for taxes and insurance	(1,427)	(1,263)
Net decrease in short-term borrowings	(4,500)	(1,540)
Proceeds from issuance of long-term debt	9,300	2,000
Repayment of long-term debt	(3,600)	(6,560)
Purchase of Treasury Stock	(1,297)	(620)
Cash dividends paid	(452)	(339)

Net Cash Provided by Financing Activities	43,448	10,374

Net Increase (Decrease) in Cash and Cash Equivalents	22,222	(9,577)

Cash and Cash Equivalents – Beginning	22,064	29,038

Cash and Cash Equivalents – Ending	$44,286	$19,461

Supplementary Cash Flows Information
Interest paid	$4,730	$6,194
Income taxes paid	$1,189	$500
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$228	$463
Securities purchased and not settled	$2,010	$285

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

The interim financial statements included herein as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2009.  The consolidated results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2010.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet as of September 30, 2010 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 – NEW ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06 “Fair Value Measurements and Disclosures” (“ASU 2010-06”). ASU 2010-06 requires a greater level of disaggregated information and more robust disclosure about valuation techniques and inputs to fair value measurements. Expanded disclosures will be required for information about changes in the reporting entity’s Level 3 fair value measurements due to purchases, sales, issuance, and settlements. ASU 2010-06 will also require additional disclosure on significant transfers between the Level 1, Level 2 and Level 3 fair value measurements. This statement is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in the Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Portions of this update are already adopted. The adopted portions of this update did not have a material impact on the Company’s consolidated financial condition or results of operations and management is evaluating the impact of the portions of the update that are not yet effective.

NOTE 2 – NEW ACCOUNTING STANDARDS (continued)

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables (“Subtopic 310”): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The main objective of ASU 2010-20 is to provide financial statement users greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Existing disclosure guidance was amended to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivable and its allowance for credit losses. In addition, the amendments in ASU 2010-20 require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. These improvements will help financial statement users assess an entity’s credit risk exposures and its allowance for credit losses. ASU 2010-20 is effective for interim or annual period ending on or after December 15, 2010. Since ASU 2010-20 only requires enhanced disclosures, management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition or results of operations.

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

The components of other comprehensive income and related tax effects for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)
Unrealized holding gains on securities available for sale	$1,326	$2,370	$3,903	$1,621
Reclassification adjustment for gains on sales of securities included in net income	(1,057)	-	(1,057)	-

Changes in Net Unrealized Gains	269	2,370	2,846	1,621
Income tax expense	(105)	(917)	(1,101)	(627)

Other Comprehensive Income	$164	$1,453	$1,745	$994

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and fair value of securities are as follows:

	September, 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Securities Available for Sale:
U.S. Treasury bonds	$2,581	$239	$-	$2,820
Municipal bonds	39,500	1,643	(297)	40,846
Mortgage-backed securities:
Collateralized mortgage obligations - private label	450	5	(4)	451
Collateralized mortgage obligations - government sponsored entities	76,627	2,642	(33)	79,236
Government National Mortgage Association	4	1	-	5
Federal National Mortgage Association	11,325	619	(6)	11,938
Federal Home Loan Mortgage Corporation	4,940	483	(1)	5,422
Asset-backed securities - private label	7,141	424	(1,239)	6,326
Asset-backed securities - government sponsored entities	261	-	(1)	260
Equity securities	22	-	(15)	7

	$142,851	$6,056	$(1,596)	$147,311

NOTE 4 – INVESTMENT SECURITIES (continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Securities Available for Sale:
U.S. Treasury bonds	$5,129	$340	$-	$5,469
Municipal bonds	27,303	757	(93)	27,967
Mortgage-backed securities:
Collateralized mortgage obligations - private label	1,888	1	(124)	1,765
Collateralized mortgage obligations - government sponsored entities	53,661	1,570	(74)	55,157
Government National Mortgage Association	7	-	-	7
Federal National Mortgage Association	9,564	425	-	9,989
Federal Home Loan Mortgage Corporation	9,615	413	-	10,028
Asset-backed securities -private label	9,256	-	(1,619)	7,637
Asset-backed securities - government sponsored entities	322	7	-	329
Equity securities	22	11	-	33

	$116,767	$3,524	$(1,910)	$118,381

All of our collateralized mortgage obligations are backed by residential mortgages.

At September 30, 2010 and December 31, 2009, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At September 30, 2010, twenty-nine municipal bonds with a cost of $9.6 million and fair value of $10.3 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing.  In addition, at September 30, 2010, eight municipal bonds with a cost of $3.3 million and fair value of $3.4 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.  At December 31, 2009, thirty municipal bonds and one U.S. Treasury bond with a cost of $10.6 million and fair value of $11.2 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing.  In addition, at December 31, 2009 seven municipal bonds with a cost of $3.0 million and fair value of $3.1 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

NOTE 4 – INVESTMENT SECURITIES (continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)

September 30, 2010:
Municipal bonds	$6,281	$(283)	$583	$(14)	$6,864	$(297)
Mortgage-backed securities	3,544	(39)	225	(5)	3,769	(44)
Asset-backed securities - private label	-	-	5,035	(1,239)	5,035	(1,239)
Asset-backed securities - government sponsored entities	260	(1)	-	-	260	(1)
Equity securities	7	(15)	-	-	7	(15)

	$10,092	$(338)	$5,843	$(1,258)	$15,935	$(1,596)

December 31, 2009:
Municipal bonds	$5,303	$(93)	$-	$-	$5,303	$(93)
Mortgage-backed securities	6,940	(74)	1,724	(124)	8,664	(198)
Asset-backed securities - private label	-	-	7,637	(1,619)	7,637	(1,619)

	$12,243	$(167)	$9,361	$(1,743)	$21,604	$(1,910)

The Company reviews investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly.

The Company determines whether the unrealized losses are other-than-temporary in accordance with FASB Accounting Standards Codification (“ASC”) Topic 320.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral and the continuing performance of the securities.

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

At September 30, 2010 the Company’s investment portfolio included eighteen municipal bonds, seven mortgage-backed securities and one government sponsored entity asset-backed security with gross unrealized losses in the less than twelve months category. These securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of their book value, which management deemed to be immaterial, and the credit ratings remained strong.  The Company expects these securities to be repaid in full, with no losses realized.  Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities. The Company’s investment in equity securities is a requirement of the FHLMC. These securities were not evaluated further for OTTI, despite the percentage of unrealized losses due to immateriality.

NOTE 4 – INVESTMENT SECURITIES (continued)

As of September 30, 2010, the Company had two municipal bonds, two mortgage-backed securities and five private-label asset-backed securities in the unrealized loss of twelve months or more category.  Three of the five private label asset backed securities in this category were subject to a formal OTTI review as the unrealized losses were greater than 20% of book value for the individual security, or the related credit ratings were below investment grade, or the Company’s analysis indicated a possible loss of principal.  The OTTI analysis for these securities is discussed below.  The remaining securities in this category were not evaluated further for OTTI as the unrealized loss was less than 20% of book value and the credit ratings remained high.  The temporary impairments in these remaining securities were due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads since the time the securities were purchased.  The Company expects these securities to be repaid in full, with no losses realized.  Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The following table provides information relating to the three private- label asset-backed securities that were subject to a formal OTTI review as of September 30, 2010 (dollars in thousands):

					Delinquent %
Security	Book Value	Fair Value	Unrealized Gain/(Loss)	Lowest Rating	Over 60 days	Over 90 days	Foreclosure/ OREO / Bankruptcy%	OREO%
1	$2,000	$1,363	$(637)	CC	38.30%	35.20%	7.40%	1.20%
2	1,612	1,253	(359)	B	33.20%	29.80%	6.40%	0.80%
3	1,000	795	(205)	CCC	14.20%	13.20%	8.50%	0.50%
Total	4,612	3,411	(1,201)

The three private-label asset-backed securities listed above (# 1 thru #3) were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these three private-label asset-backed securities occurred due to the current challenging economic environment, rising unemployment rates, a continued decline in housing values in many areas of the country, and increased delinquency trends.  It is possible that principal losses may be incurred on the tranches we hold in these specific securities.  Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value did not reflect the need to record initial or additional OTTI charges against earnings during the quarter ended September 30, 2010.  In the case where an OTTI impairment charge was recorded in 2008, it was determined that the amount already taken was sufficient. For the remaining securities, management determined that an initial OTTI impairment charge was not required as of September 30, 2010, as the calculations of the estimated discounted cash flows did not show principal losses for these securities under various prepayment and default rate scenarios.  Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell the securities.

Management also completed an OTTI analysis for three non-agency asset backed securities, which did not have unrealized losses as of September 30, 2010.  However, an impairment charge had been taken on these securities during 2008.  Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-values and credit support levels.   Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios.

NOTE 4 – INVESTMENT SECURITIES (continued)

As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of September 30, 2010 on these securities.  Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the above table, were recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the credit related OTTI charges recognized as components of earnings (dollars in thousands):

For the Nine Months Ended September 30, 2010
Beginning balance, January 1, 2010	$1,922
Addition: Credit related OTTI recorded in current period	-
Reductions: Realized loss on sale	(457)
Ending balance, September 30, 2010	$1,465

During the quarter ended September 30, 2010, management sold one private-label asset-backed security for a loss of $108,000 on which an OTTI charge had been recorded during 2008.

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(In Thousands)
September 30, 2010
After five years through ten years	$6,482	$6,984
After ten years	35,599	36,682
Mortgage-backed securities	93,346	97,052
Asset-backed securities	7,402	6,586
Equity securities	22	7
	$142,851	$147,311

The Company sold available for sale securities during the nine months ended September 30, 2010, for total proceeds of $10.8 million, resulting in gross realized gains of $1.4 million and gross realized losses of $324,000. During the year ended December 31, 2009, the Company did not sell any securities available for sale.

NOTE 5 – EARNINGS PER SHARE

Earnings per share was calculated for the three and nine months ended September 30, 2010 and 2009, respectively.  Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and unearned shares held by the Recognition and Retention Plan (“RRP”).  Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Numerator – net income	$778,000	$602,000
Denominators:
Basic weighted average shares outstanding	5,776,740	5,887,397
Diluted weighted average shares outstanding(1)	5,776,740	5,887,397

Earnings per share:
Basic and Diluted:	$0.13	$0.10

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Numerator – net income	$2,148,000	$1,361,000
Denominators:
Basic weighted average shares outstanding	5,805,608	5,905,598
Diluted weighted average shares outstanding(1)	5,805,608	5,905,598

Earnings per share:
Basic and Diluted:	$0.37	$0.23

(1)
Stock options to purchase 249,455 shares under the Company’s 2006 Stock Option Plan (the “Stock Option Plan”) at $11.07 per share and restricted unvested shares of 32,041 under the RRP were outstanding during the nine month period ended September 30, 2010 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Stock options to purchase 238,258 shares under the Stock Option Plan at $11.22 per share and restricted unvested shares of 38,450 under the RRP plan were outstanding during the nine month period ended September 30, 2009, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 6 – COMMITMENTS TO EXTEND CREDIT

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

NOTE 6 – COMMITMENTS TO EXTEND CREDIT (continued)

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Commitments to grant loans	$6,710	$7,818
Unfunded commitments under lines of credit	$26,204	$24,288

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At September 30, 2010 and December 31, 2009, the Company’s fixed rate loan commitments totaled $6.2 million and $7.4 million, respectively.  The range of interest rates on these fixed rate commitments was 3.49% to 7.50% at September 30, 2010.

NOTE 7– STOCK-BASED COMPENSATION

As of September 30, 2010, the Company had three stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $102,000 and $94,000 for the three months ended September 30, 2010 and 2009, respectively.  The compensation cost that has been recorded for the nine months ended September 30, 2010 and 2009 was $297,000 and $277,000, respectively.

Stock Option Plan

The Company’s 2006 Stock Option Plan, which was approved by the Company’s shareholders, permits the grant of options to its employees and non-employee directors for up to 297,562 shares of common stock.

The Board of Directors has granted stock options exercisable into shares of common stock as follows:

	Number of Stock
Grant Date	Options Granted	Awardees

November 15, 2006	241,546	Management and non-employee directors
January 13, 2009	18,969	Non-employee directors
January 27, 2010	17,773	Management

NOTE 7– STOCK-BASED COMPENSATION (continued)

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

A summary of the status of the Stock Option Plan as of September 30, 2010 and 2009 is presented below:

	September 30, 2010			September 30, 2009
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life

Outstanding at beginning of year	238,258	$11.22		219,289	$11.50
Granted	17,773	7.88		18,969	8.01
Forfeited	(6,576)	8.01		-	-
Outstanding at end of quarter	249,455	$11.07		238,258	$11.22
Options exercisable at end of quarter	137,600	$11.40	6 years	91,065	$11.50	7 years
Fair value of options granted	$1.15			$2.33

At September 30, 2010, stock options outstanding did not have an intrinsic value (as the stock price on that date was below the exercise price) and 48,107 options remained available for grant under the Stock Option Plan.  Compensation expense amounted to $38,000 for the quarter ended September 30, 2010 and $37,000 for the quarter ended September 30, 2009. Compensation expense amounted to $111,000 for the nine month period ended September 30, 2010 and 2009.  At September 30, 2010, $209,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 14 to 51 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan, which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

NOTE 7– STOCK-BASED COMPENSATION (continued)

The Board of Directors has granted Awards as follows:

Grant Date	Number of Restricted Stock Awards	First Vesting Period	Fair Value of award on Grant Date	Awardees
November 15, 2006	83,305	December 31, 2007	$11.50	Management and non-employee directors
January 13, 2009	9,996	January 13, 2010	$8.01	Management and non-employee directors
January 27, 2010	11,900	January 4, 2011	$7.88	Management

Awards vest at a rate of 20% per year. As of September 30, 2010, there were 41,811 shares vested or distributed to eligible participants under the RRP.  Compensation expense related to the RRP amounted to $48,000 for the quarter ended September 30, 2010 and $43,000 for the quarter ended September 30, 2009. Compensation expense amounted to $138,000 for the nine month period ended September 30, 2010 and $126,000 for the nine month period ended September 30, 2009.  At September 30, 2010, $313,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 14 to 51 months.

A summary of the status of unvested shares under the RRP for the nine months ended September 30, 2010 and 2009 is as follows:

	September 30, 2010	Weighted Average Grant Price	September 30, 2009	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	36,530	$10.55	39,804	$11.50
Granted	11,900	7.88	9,996	8.01
Vested	(1,998)	8.01	-	-
Forfeited	(1,619)	8.01	-	-
Unvested shares outstanding at end of quarter	44,813	$10.04	49,800	$10.80

Employee Stock Ownership Plan

The Company established the ESOP for the benefit of eligible employees of the Company and Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service.  The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.  As of September 30, 2010, the balance of the loan to the ESOP was $2.2 million and the fair value of unallocated shares was $1.6 million.  As of September 30, 2010, there were 37,692 allocated shares and 200,358 unallocated shares compared to 29,756 allocated shares and 208,294 unallocated shares at September 30, 2009. The ESOP compensation expense was $16,000 for the quarter ended September 30, 2010 and $14,000 for the quarter ended September 30, 2009 based on 1,984 shares earned in each of those quarters.   The ESOP compensation expense was $48,000 for the nine month period ended September 30, 2010 and $40,000 for the nine month period ended September 30, 2009 based on 5,951 shares earned during each period.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2010 and December 31, 2009 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows:

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$2,820	$2,820	$-	$-
Municipal bonds	40,846	-	40,846	-
Mortgage-backed securities:
Collateralized mortgage obligations - private label	451	-	451	-
Collateralized mortgage obligations - government sponsored entities	79,236	-	79,236	-
Government National Mortgage Association	5	-	5	-
Federal National Mortgage Association	11,938	-	11,938	-
Federal Home Loan Mortgage Corporation	5,422	-	5,422	-
Asset-backed securities:
Private label	6,326	-	1,624	4,702
Government sponsored entities	260	-	260	-
Equity securities	7	-	7	-
	$147,311	$2,820	$139,789	$4,702

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$5,469	$5,469	$-	$-
Municipal bonds	27,967	-	27,967	-
Mortgage-backed securities:
Collateralized mortgage obligations - private label	1,765	-	1,765	-
Collateralized mortgage obligations - government sponsored entities	55,157	-	55,157	-
Government National Mortgage Association	7	-	7	-
Federal National Mortgage Association	9,989	-	9,989	-
Federal Home Loan Mortgage Corporation	10,028	-	10,028	-
Asset-backed securities:
Private label	7,637	-	2,321	5,316
Government sponsored entities	329	-	329	-
Equity securities	33	-	33	-
	$118,381	$5,469	$107,596	$5,316

Measured at fair value on a non-recurring basis:
Impaired loans	$1,967	$-	$-	$1,967
Foreclosed real estate	322	-	-	322

There were no reclassifications between the Level 1 and Level 2 categories for the nine months ended September 30, 2010.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 and 2009:

	2010	2009
	(in thousands)
Beginning Balance at January 1st	$5,316	$4,676
Total gains (losses) – realized/unrealized:
Included in earnings	(108)	-
Included in other comprehensive income (loss)	865	(730)
Purchases, issuances and settlements	-	-
Sales	(543)	-
Principal Paydowns	(828)	(137)
Transfers to Level 3	-	1,531

Ending Balance at September 30th	$4,702	$5,340

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

Fair value on impaired loans is based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of September 30, 2010, there were no impaired loans with a specific reserve against them. Impaired loans decreased during the nine month period ended September 30, 2010 due to the charge off of $2.6 million in impaired loans. As of December 31, 2009, impaired loans had a gross carrying amount of $2.7 million, with a valuation allowance of $698,000, resulting in additional provision for loan losses of $128,000 for the year ended December 31, 2009.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value based on recent appraisals less estimated selling costs and which has been subsequently written down during the period. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$44,286	$44,286	$22,064	$22,064
Securities available for sale	147,311	147,311	118,381	118,381
Federal Home Loan Bank stock	2,628	2,628	2,535	2,535
Loans receivable	256,837	258,057	259,174	253,946
Accrued interest receivable	1,821	1,821	1,721	1,721

Financial liabilities:
Deposits	363,838	369,445	318,414	320,220
Short-term borrowings	2,350	2,350	6,850	6,850
Long-term debt	41,850	43,501	36,150	37,388
Accrued interest payable	142	142	132	132

Off-balance-sheet financial instruments	-	-	-	-

The following valuation techniques were used to measure fair value of assets in the above table:

Cash and cash equivalents (carried at cost)

The carrying amount of cash and cash equivalents approximates fair value.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Securities available for sale (carried at fair value)

Fair value on available for sale securities is based upon a market approach.  Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers.  Due to the severe disruption in the credit markets during 2008 through 2010, trading activity in privately issued asset-backed securities was very limited. The markets for such securities were generally characterized by a sharp reduction to total cessation of non-agency asset-backed securities issuances, a significant reduction in trading volumes and extremely wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued asset-backed securities portfolio. Securities available for sale measured within the Level 3 category consist of asset-backed – private label securities.  Three asset-backed – private label securities were transferred to Level 3 during the year ended December 31, 2009 as a result of the continued deterioration in the market place since December 31, 2008 and the difficulty in obtaining current pricing for these securities.  In addition to obtaining estimated prices from independent parties, the Company also performed internal modeling to estimate the fair value of privately issued asset-backed securities transferred from Level 2 to Level 3 valuations during the year ended December 31, 2009 and the nine months ended September 30, 2010 using a methodology similar to that described in fair value measurement guidance under GAAP.  The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions of loan level cash flows, including estimates about the timing and amount of credit losses and prepayments. The Company used an implied discount rate of 12%-15% to determine the Level 3 fair value.  In valuing investment securities at December 31, 2009 and September 30, 2010, the Company considered the results of its modeling and the values provided by the independent parties, but relied predominantly on the latter.

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

NOTE 9 – TREASURY STOCK

During the quarter and nine months ended September 30, 2010, the Company repurchased 77,940 and 160,380 shares of common stock at an average cost of $8.19 and $8.09 per share, respectively. Of these shares 157,940 were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 2,440 shares were repurchased from the trustee of the Company’s unvested RRP stock, when two awardees sold vested shares. As of September 30, 2010, there were 29,702 shares remaining to be repurchased under the existing stock repurchase program.

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

NOTE 10 – SUBSEQUENT EVENTS

On October 27, 2010, the Board of Directors declared a quarterly dividend of $0.06 per share on the Company’s common stock, payable on November 22, 2010 to shareholders of record as of November 8, 2010. Lake Shore, MHC, which owns 60.6% of the Company’s outstanding common stock elected to waive its right to receive cash dividends of approximately $218,000 for the three month period ended September 30, 2010 and $655,000 for the nine month period ended September 30, 2010.  Cumulatively, Lake Shore, MHC has waived approximately $2.7 million of cash dividends as of September 30, 2010.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

The following factors, including the factors set forth in Part II, Item 1A of this and previous Quarterly Reports on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of September 30, 2010 compared to the financial condition as of December 31, 2009 and the consolidated results of operations for the three and nine months ended September 30, 2010 and 2009.

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

Branching.  In April 2010, we opened our newest branch in Depew, New York. This is our fifth Erie County, New York branch and our tenth branch overall. This office generated deposits of $20.1 million as of September 30, 2010. In December 2008, we opened an office in Kenmore, New York. This office had generated deposits of $29.8 million as of September 30, 2010. Our offices are located in Dunkirk, Fredonia, West Ellicott, Jamestown, and Westfield in Chautauqua County, New York and in Depew, East Amherst, Hamburg, Orchard Park and Kenmore in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending.  Historically, our lending portfolio has been composed predominantly of residential mortgage loans.  At September 30, 2010 and December 31, 2009, we held $182.6 million and $185.8 million of residential mortgage loans, respectively, which constituted 71.5% and 71.9% of our total loan portfolio, at such respective dates.  We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate.  At September 30, 2010 and December 31, 2009, our commercial real estate loan portfolio consisted of loans totaling $28.9 million and $28.3 million, respectively, or 11.3% and 11.0%, respectively, of total loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans.  At September 30, 2010 and December 31, 2009, our commercial loan portfolio consisted of loans totaling $9.8 million and $11.4 million, respectively, or 3.8% and 4.4%, respectively, of total loans.  Other loan products offered to our customers include home equity loans, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans.  We will sell loans when appropriate and will retain servicing rights to those loans.  We will invest excess funds in permissible investments such as mortgage-backed securities and asset-backed securities, when such investment opportunities are prudent.  Residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy.  Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines.  At September 30, 2010 and December 31, 2009, our investment securities totaled $149.9 million and $120.9 million, respectively.

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

Management of Interest Rate Risk

Treasury Yield Curve.  As with all community banks, we generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped.  During the past year, rates have continued to stay low as the Federal Reserve has worked to help move the economy out of the recession. The Federal Reserve has maintained the federal funds interest rate between 0.0% and 0.25%.  As noted above, new and comprehensive financial reform legislation was recently enacted in the United States, primarily intended to address perceived weaknesses in the United States financial regulatory system and to prevent future financial and economic crises. While the ultimate impact of the new law is not yet known, it likely will add to regulatory compliance expenses. Between September 2009 and September 2010, yields in long-term Treasury maturities have shifted downward.  For example, the yield on the 10 year Treasury note decreased from 3.31% as of September 30, 2009 to 2.53% as of September 30, 2010, a decrease of 78 basis points.  Over that same one year time period the yield on a mortgage backed security decreased by 100 basis points.  Given the changes to the treasury yield curve and spread relationship with mortgages, our net interest margin could decline if interest rates on loans remain low or decline. In addition, if our cost of funds do not move in the same manner or to the same degree as the interest rate on loans, our interest margin could decline.

Interest Rate Risk. Residential mortgage rates have decreased during the past year.  As of September 30, 2010, the monthly average commitment rate on a 30 year fixed rate mortgage was 4.58%, a decrease of 53 basis points from an average commitment rate of 5.11% as of September 30, 2009.  Interest rates on new loans are well below the average rate on our loan portfolio.  The lower rates on residential mortgage products for new loans often causes higher rate loans in the portfolio to be prepaid (re-financed) bringing down the overall portfolio yield. Adjustable rate mortgages continue to have their interest rates adjust downward which reduces interest income.

As a result, if interest rates rise, our cost of funds may increase, as deposits generally have shorter maturities than the assets we hold. This may cause our net interest margin to decline, as rates on longer term assets will not re-price commensurately with rates on deposit products.

We employ a third party financial advisor to assist us in managing our investment portfolio and developing balance sheet strategies.  At September 30, 2010 and December 31, 2009, we had $147.3 million and $118.4 million, respectively, invested in securities available for sale, the majority of which are agency mortgage-backed, agency collateralized mortgage obligations (“CMOs”) and municipal securities.

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

	At September 30, 2010		For the Three Months ended September 30, 2010			For the Three Months ended September 30, 2009
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & Federal funds sold	$37,047	0.14%	$32,430	$18	0.22%	$17,881	$21	0.47%
Securities	149,939	3.90%	147,563	1,513	4.10%	120,082	1,399	4.66%
Loans	256,837	5.43%	256,853	3,415	5.32%	254,518	3,523	5.54%
Total interest-earning assets	443,823	4.47%	436,846	4,946	4.53%	392,481	4,943	5.04%
Other assets	32,297		30,772			28,109
Total assets	$476,120		$467,618			$420,590
Interest-bearing liabilities:
Demand and NOW accounts	$39,946	0.19%	$39,848	$19	0.19%	$37,887	$17	0.18%
Money market accounts	47,782	0.64%	46,074	78	0.68%	28,827	56	0.78%
Savings accounts	32,512	0.25%	32,546	21	0.26%	30,525	21	0.28%
Time deposits	216,920	1.96%	211,931	1,079	2.04%	192,202	1,427	2.97%
Borrowed funds	44,200	3.37%	44,705	378	3.38%	46,760	450	3.85%
Other interest-bearing liabilities	1,293	8.87%	1,299	29	8.93%	1,336	30	8.98%
Total interest- bearing liabilities	382,653	1.65%	376,403	1,604	1.70%	337,537	2,001	2.37%
Other non-interest bearing liabilities	35,580		32,780			28,332
Stockholders’ equity	57,887		58,435			54,721
Total liabilities and stockholders’ equity	$476,120		$467,618			$420,590
Net interest income				$3,342			$2,942
Interest rate spread					2.83%			2.67%
Net interest margin					3.06%			3.00%

	At September 30, 2010		For the Nine Months ended September 30, 2010			For the Nine Months ended September 30, 2009
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & Federal funds sold	$37,047	0.14%	$23,964	$40	0.22%	$19,017	$77	0.54%
Securities	149,939	3.90%	135,814	4,382	4.30%	118,303	4,154	4.68%
Loans	256,837	5.43%	257,428	10,470	5.42%	248,173	10,488	5.63%
Total interest-earning assets	443,823	4.47%	417,206	14,892	4.76%	385,493	14,719	5.09%
Other assets	32,297		30,283			28,117
Total assets	$476,120		$447,489			$413,610
Interest-bearing liabilities:
Demand and NOW accounts	$39,946	0.19%	$39,600	$56	0.19%	$36,955	$52	0.19%
Money market accounts	47,782	0.64%	42,972	231	0.72%	26,844	149	0.74%
Savings accounts	32,512	0.25%	31,170	62	0.27%	29,598	65	0.29%
Time deposits	216,920	1.96%	200,474	3,187	2.12%	188,200	4,420	3.13%
Borrowed funds	44,200	3.37%	45,429	1,118	3.28%	49,065	1,380	3.75%
Other interest-bearing liabilities	1,293	8.87%	1,309	86	8.76%	1,343	87	8.64%
Total interest- bearing liabilities	382,653	1.65%	360,954	4,740	1.75%	332,005	6,153	2.47%
Other non-interest bearing liabilities	35,580		29,530			27,046
Stockholders’ equity	57,887		57,005			54,559
Total liabilities and stockholders’ equity	$476,120		$447,489			$413,610
Net interest income				$10,152			$8,566
Interest rate spread					3.01%			2.62%
Net interest margin					3.24%			2.96%

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

	Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and Federal funds sold	$(15)	$12	$(3)
Securities	(181)	295	114
Loans	(140)	32	(108)

Total interest-earning assets	(336)	339	3

Interest-bearing liabilities:
Demand and NOW accounts	1	1	2
Money market accounts	(8)	30	22
Savings accounts	(1)	1	-
Time deposits	(483)	135	(348)

Total deposits	(491)	167	(324)
Other interest-bearing liabilities:
Borrowed funds and other	(53)	(20)	(73)

Total interest-bearing liabilities	(544)	147	(397)

Net change in net interest income	$208	$192	$400

	Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and Federal funds sold	$(53)	$16	$(37)
Securities	(355)	583	228
Loans	(402)	384	(18)

Total interest-earning assets	(810)	983	173

Interest-bearing liabilities:
Demand and NOW accounts	-	4	4
Money market accounts	(5)	87	82
Savings accounts	(6)	3	(3)
Time deposits	(1,506)	273	(1,233)

Total deposits	(1,517)	367	(1,150)
Other interest-bearing liabilities:
Borrowed funds and other	(163)	(100)	(263)

Total interest-bearing liabilities	(1,680)	267	(1,413)

Net change in net interest income	$870	$716	$1,586

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

For the three months ended September 30, 2010, the average yields on our loan portfolio and investment portfolios were 5.32% and 4.10%, respectively, in comparison to 5.54% and 4.66%, respectively, for the three months ended September 30, 2009. Overall, the average yield on our interest earning assets decreased by 51 basis points for the three months ended September 30, 2010 in comparison to the three months ended September 30, 2009.  For the three months ended September 30, 2010, the average rate that we were paying on interest-bearing liabilities decreased by 67 basis points in comparison to the same period in the prior year.  This included a decrease in the interest paid on our borrowings from 3.85% to 3.38% and a 93 basis point decrease in the rate paid on time deposits from 2.97% at September 30, 2009 to 2.04% at September 30, 2010.  Our interest rate spread for the three months ended September 30, 2010 was 2.83%, which constituted a 16 basis point increase in comparison to the three months ended September 30, 2009.  Our net interest margin was 3.06% and 3.00% for the three months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010, the average yields on our loan portfolio and investment portfolios were 5.42% and 4.30%, respectively, in comparison to 5.63% and 4.68%, respectively, for the nine months ended September 30, 2009. Overall, the average yield on our interest earning assets decreased by 33 basis points for the nine months ended September 30, 2010 in comparison to the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, the average rate that we were paying on interest-bearing liabilities decreased by 72 basis points in comparison to the same period in the prior year.  This included a decrease in the interest paid on our borrowings from 3.75% to 3.28% and a 101 basis point decrease on the rate paid on time deposits from 3.13% at September 30, 2009 to 2.12% at September 30, 2010.   Our interest rate spread for the nine months ended September 30, 2010 was 3.01%, which constituted a 39 basis points increase in comparison to the nine months ended September 30, 2009.  Our net interest margin was 3.24% and 2.96% for the nine months ended September 30, 2010 and 2009, respectively.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets at September 30, 2010 were $476.1 million, an increase of $50.4 million from $425.7 million at December 31, 2009.  The increase in total assets was primarily due to a $28.9 million increase in securities available for sale and a $22.2 million increase in cash and cash equivalents, funded by a $45.4 million increase in total deposits.

Cash and cash equivalents increased 100.7% from $22.1 million as of December 31, 2009 to $44.3 million as of September 30, 2010.  The increase was primarily attributable to a $14.8 million increase in federal funds sold and a $7.2 million increase in interest earning deposits. The increase in federal funds sold and interest earning deposits was funded from deposit growth at our Erie County, New York branch offices. Our Depew branch in Erie County opened during April 2010, and has generated deposits of $20.1 million as of September 30, 2010.

Securities available for sale increased 24.4% to $147.3 million at September 30, 2010 from $118.4 million at December 31, 2009.  The increase in securities available for sale was primarily due to purchases of investment securities (predominately mortgage backed securities and municipal bonds) using funds provided by paydowns on our investment and loan portfolios, deposit growth and an increase in long term debt.

Loans receivable, net decreased by $2.3 million to $256.8 million at September 30, 2010 from $259.2 million at December 31, 2009.  The table below shows the changes in loan balance by loan type between September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009	Change $ %
	(Dollars in thousands)
Real Estate Loans:
Residential, 1-4 Family	$182,571	$185,753	$(3,182)	(1.7)%
Home Equity	31,072	30,158	914	3.0%
Commercial	28,851	28,328	523	1.8%
Construction	588	365	223	61.1%
Total Real Estate Loans	243,082	244,604	(1,522)	(0.6)%

Commercial Loans	9,754	11,430	(1,676)	(14.7)%
Consumer Loans	2,396	2,377	19	0.8%

Total Gross Loans	255,232	258,411	(3,179)	(1.2)%
Allowance for Loan Losses	(824)	(1,564)	740	(47.3)%
Net deferred loan costs	2,429	2,327	102	4.4%
Loans receivable, net	$256,837	$259,174	$(2,337)	(0.9)%

The decrease in loans receivable, net was primarily due to the charge off of $2.7 million in loans to one commercial customer during the third quarter of 2010. The decrease in Residential, 1-4 Family loans is not significant in the current economic environment in comparison to other parts of the country and  reflects the stability of our market area for residential mortgage loan originations.

The table below shows changes in deposit balances by type of deposits between September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009	Change $ %
	(Dollars in thousands)
Demand Deposits:
Non-interest bearing	$26,678	$21,172	$5,506	26.0%
Interest bearing	39,946	41,857	(1,911)	(4.6)%
Money market	47,782	37,336	10,446	28.0%
Savings	32,512	29,027	3,485	12.0%
Time deposits	216,920	189,022	27,898	14.8%

Total Deposits	$363,838	$318,414	$45,424	14.3%

The growth in deposits was primarily attributable to our ability to offer competitive rates in the Erie County branches market area. Our newest branch office in Depew, New York, which opened in April 2010, generated $20.1 million in deposits as of September 30, 2010. The increase was also due to customers placing funds in short term core deposits, such as money market and savings accounts due to the current economic and low interest rate environment.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, increased by $1.2 million from $43.0 million at December 31, 2009 to $44.2  million at September 30, 2010.  Short-term borrowings decreased $4.5 million from $6.9 million at December 31, 2009 to $2.4 million at September 30, 2010, as excess fed funds and deposits were utilized to meet funding requirements. Long-term borrowings increased $5.7 million from $36.2 million at December 31, 2009 to $41.9 million at September 30, 2010, as a result of the Company’s decision to manage interest rate risk by extending funding maturity dates to match long-term loans.

Total stockholders’ equity increased $2.4 million from $55.4 million at December 31, 2009 to $57.9 million as of September 30, 2010.  The increase in total stockholders’ equity was primarily due to net income of $2.1 million for the nine months ended September 30, 2010, and increases in accumulated other comprehensive income and stock related awards, partially offset by treasury stock purchases and dividend payments.

Comparison of Results of Operations for the Three Months Ended September 30, 2010 and 2009

General.  Net income was $778,000 for the three months ended September 30, 2010, or $0.13 per diluted share, an increase of $176,000, or 29.2%, compared to net income of $602,000, or $0.10 per diluted share, for the three months ended September 30, 2009.  The increase in net income during the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 was primarily due to a $1.1 million gain on the sale of investments, a one-time $399,000 decrease in income tax expenses and a $324,000 decrease in interest paid on deposits during the quarter.  The increase in net income was partially offset by a $1.6 million increase in the provision for loan losses and a $96,000 increase in salaries and employee benefits during the quarter ended September 30, 2010 compared to the same period in 2009.

Interest Income.   Interest income was $4.9 million for the three months ended September 30, 2010 and 2009.  Loan interest income decreased by $108,000, or 3.1%, to $3.4 million for the three months ended September 30, 2010 compared to the same period in 2009.  The average yield on our loan portfolio was 5.32% for the three months ended September 30, 2010 compared to 5.54% for the three months ended September 30, 2009.  The average balance of loans receivable, net increased from $254.5 million in the third quarter of 2009 to $256.9 million in the third quarter of 2010.  Investment interest income increased $114,000, or 8.1%, to $1.5 million for the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009.  The investment portfolio had an average balance of $147.6 million and an average yield of 4.10% for the three months ended September 30, 2010 compared to an average balance of $120.1 million and an average yield of 4.66% for the three months ended September 30, 2009.  Other interest income decreased $3,000, or 14.3%, from $21,000 for the three month period ended September 30, 2009 to $18,000 for the three month period ended September 30, 2010.  The average balance in other interest-earning deposits and federal funds sold increased $14.5 million or 81.4%, for the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009, and the average yield decreased from 0.47% for the quarter ended September 30, 2009 to 0.22% for the quarter ended September 30, 2010.

Interest Expense.  Interest expense decreased by $397,000, or 19.8%, from $2.0 million for the three months ended September 30, 2009 to $1.6 million for the three months ended September 30, 2010.  The interest paid on deposits decreased by $324,000 to $1.2 million for the three months ended September 30, 2010 when compared to the same period in 2009.  This was due to a decrease in the average rate paid on interest bearing deposits from 2.10% for the three months ended September 30, 2009 to 1.50% for the three months ended September 30, 2010.  The interest expense related to time deposits decreased $348,000 from $1.4 million for the three months ended September 30, 2009 to $1.1 million for the three months ended September 30, 2010.  The average rate paid on these deposits decreased from 2.97% to 2.04% while the average balance of these deposits increased from $192.2 million to $211.9 million for the three month periods ended September 30, 2009 and 2010, respectively.  The interest expense related to advances from the Federal Home Loan Bank of New York decreased $72,000 from $450,000 for the three months ended September 30, 2009 to $378,000 for the three months ended September 30, 2010.  The average rate paid on these borrowings decreased from 3.85% to 3.38% while the average balance of these borrowings also decreased from $46.8 million to $44.7 million for the three month periods ended September 30, 2009 and 2010, respectively.

Provision for Loan Losses.  Provision for loan losses during the quarter ended September 30, 2010 was $1.7 million compared to $95,000 for the quarter ended September 30, 2009. The increase in the provision for loan losses for the quarter ended September 30, 2010 was primarily due to the chargeoff of $2.4 million in reserves for $2.4 million of commercial loans to one borrower.  Despite the increase to our provision, our credit quality remains strong. The ratio of nonperforming loans to total gross loans was 0.92% as of September 30, 2010. The majority of our loans are residential mortgage loans or commercial mortgage loans backed by first lien collateral on real estate held in the Western New York region.  Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values.  We do not hold any sub-prime loans in our loan portfolio.

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

Non-interest Income.  For the three months ended September 30, 2010, non-interest income was $1.6 million compared to $633,000 for the three months ended September 30, 2009. The increase in non-interest income was primarily due to a $1.1 million gain on sale of investments recorded during the third quarter of 2010.  In the third quarter of 2010, we sold one treasury security to take advantage of current gains in market value. We also sold 15 municipal bond securities for a gain on securities that were set to mature between 2014 and 2016 and re-invested the proceeds in longer term municipal bond securities, to take advantage of the positively sloped yield curve and increase interest income.  We sold two mortgage backed securities for a loss because they had experienced severe price declines and presented increased credit risk to our investment portfolio.  Service charges and fees decreased $55,000, or 10.6%, for the third quarter of 2010 to $466,000 compared to the same period in 2009.  New federal regulations require expanded disclosure of overdraft fees and allows customers to “opt out” of these type of fees. The “opt out” election began July 1, 2010 for new customers and August 15, 2010 for existing customers. The Company contacted its customers, particularly those that are frequent users of the overdraft program, to ensure they understand such services and to allow them the opportunity to continue such services. Many of our customers have positively reacted to our outreach program and have “opted in” to this service. However, at this time, the full impact of these regulations on our fee income is unknown. It is expected that some of our customers will “opt out” of this service which may decrease service fee income in future periods.

Non-interest Expense.  Non-interest expense increased by $129,000 to $2.8 million for the quarter ended September 30, 2010 from $2.7 million for the quarter ended September 30, 2009.  The increase was largely due to an increase of $96,000 in salaries and employee benefits.  The increase in salaries and employee benefits was due to the 2010 hiring of an executive officer as well as staff for our newest branch office in Depew, NY, annual salary increases and annual increases in health insurance premiums.  Occupancy and equipment expenses increased by $79,000 due to the opening of our new branch office in April 2010. Professional services fee expense decreased by $48,000 during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  Professional services decreased primarily due to a decrease in auditing and consulting expenses during the three months ended September 30, 2010.

Income Tax Expense(Benefit). Income tax expense decreased by $536,000, or 313.5%, from a tax expense of $171,000 for the three months ended September 30, 2009 to a tax benefit of $365,000 for the three months ended September 30, 2010.  The decrease in tax expense was primarily the result of a recent change in New York State bank franchise tax law. The change conforms the bad debt deduction allowed under New York State bank franchise tax law to that allowed for Federal income tax purposes. In addition, the change no longer requires a thrift institution to recapture its New York tax bad debt reserves accumulated in prior years. Because of this change in tax law, the deferred tax liability previously recognized in prior years was reversed resulting in a one-time tax benefit of $399,000. As a result of the one-time tax benefit, our effective tax rate decreased to a negative (88.4)% for the three months ended September 30, 2010 compared to 22.1% for the three months ended September 30, 2009. Without this one-time tax benefit, our effective tax rate would have been 8.1% for the three month period ended September 30, 2010. The decrease in income tax expense was also largely attributed to an increase in tax exempt income on our municipal bond portfolio.  As a result, our projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance increased significantly as it related to our projection of pre-tax income for the year, causing our effective tax rate estimate to decrease to 21.5% for the nine months ended September 30, 2010.  This decrease combined with the impact on our effective tax recognized for the quarters ended March 31, 2010 and June 30, 2010 caused our effective tax rate to be much lower than September 30, 2009.

Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009

General.  Net income was $2.1 million for the nine months ended September 30, 2010, or $0.37 per diluted share, an increase of $787,000, or 57.8%, compared to net income of $1.4 million, or $0.23 per diluted share, for the nine months ended September 30, 2009.  The increase in net income was primarily due to a $1.4 million decrease in interest expense paid on deposits and borrowings, a $1.1 million increase in gain on the sale of investments and a $289,000 decrease in income tax expenses, partially offset by a $1.7 million increase in the provision for loan losses and a $459,000 increase in salaries and other employee benefits expenses.

Interest Income.   Interest income increased by $173,000, or 1.2%, to $14.9 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Investment security interest income increased by $228,000, or 5.5%, to $4.4 million for the nine months ended September 30, 2010.  The average balance in investments increased by $17.5 million, or 14.8%, to $135.8 million for the nine month period ended September 30, 2010 compared to $118.3 million for the nine month period ended September 30, 2009, while the average yield on our investment portfolio decreased from 4.68% for the nine months ended September 30, 2009 to 4.30% for the nine month period ended September 30, 2010.   Loan interest income was $10.5 million for the nine months ended September 30, 2010 and 2009. The average yield on our loan portfolio was 5.63% for the nine months ended September 30, 2009 and 5.42% for the nine months ended September 30, 2010.  The average balance in our loan portfolio increased $9.3 million, or 3.7%, from $248.2 million for the nine months ended September 30, 2009 to $257.4 million for the nine month period ended September 30, 2010.  Other interest income decreased $37,000, or 48.1%, from $77,000 for the nine month period ended September 30, 2009 to $40,000 for the nine month period ended September 30, 2010.  The average balance in other interest-earning deposits and federal funds sold increased $4.9 million, or 26.0%, to $24.0 million for the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009, and the average yield decreased from 0.54% for the nine months ended September 30, 2009 to 0.22% for the nine months ended September 30, 2010.

Interest Expense.  Interest expense decreased by $1.4 million, or 23.0%, from $6.2 million for the nine months ended September 30, 2009 to $4.7 million for the nine months ended September 30, 2010.  The interest paid on deposits decreased by $1.2 million, or 24.5%, to $3.5 million for the nine months ended September 30, 2010 when compared to the same period in 2009.  This was due to a decrease in the average rate paid on interest bearing deposits from 2.22% for the nine months ended September 30, 2009 to 1.50% for the nine months ended September 30, 2010.  The interest expense related to time deposits decreased $1.2 million from $4.4 million for the nine months ended September 30, 2009 to $3.2 million for the nine months ended September 30, 2010.  The average rate paid on these deposits decreased from 3.13% to 2.12% while the average balance of these deposits increased from $188.2 million to $200.5 million for the nine month periods ended September 30, 2009 and 2010, respectively.  The interest expense related to advances from the Federal Home Loan Bank of New York decreased $262,000, or 19.0%, from $1.4 million for the nine months ended September 30, 2009 to $1.1 million for the nine months ended September 30, 2010.  The average rate paid on these borrowings decreased from 3.75% to 3.28% while the average balance of these borrowings also decreased from $49.1 million to $45.4 million for the nine month periods ended September 30, 2009 and 2010, respectively.

Provision for Loan Losses.  Provision for loan losses during the nine months ended September 30, 2010 was $2.0 million compared to $255,000 for the nine months ended September 30, 2009. The provision for loan losses for the nine months ended September 30, 2010 was primarily due to the chargeoff of $2.7 million on three commercial loans to one borrower.  Despite the increase to our provision, our credit quality remains strong. The ratio of nonperforming loans to total gross loans was 0.92% as of September 30, 2010. The majority of our loans are residential mortgage loans or commercial mortgage loans backed by first lien collateral on real estate held in the Western New York region.  Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values.  We do not hold any sub-prime loans in our loan portfolio.

Non-interest Income.  For the nine months ended September 30, 2010, non-interest income increased $981,000, or 55.2%, to $2.8 million from $1.8 million for the nine months ended September 30, 2009.  The increase in non-interest income was primarily due to a $1.1 million gain on the sale of investments recorded during the third quarter of 2010.  In the third quarter of 2010, we sold one treasury security to take advantage of current gains in market value. We also sold 15 municipal bond securities for a gain on securities that were set to mature between 2014 and 2016 and re-invested the proceeds in longer term municipal bond securities, to take advantage of the positively sloped yield curve and increase interest income.  We sold two mortgage backed securities for a loss because they had experienced severe price declines and presented increased credit risk to our investment portfolio. Service charges and fees decreased $44,000, or 3.0%, to $1.4 million for the nine month period ended September 30, 2010 compared to the same period in 2009 due to the new federal regulations which  allows customers to “opt out” of these type of fees. The “opt out” election began July 1, 2010 for new customers and August 15, 2010 for existing customers.

Non-interest Expense.  Non-interest expense increased by $349,000, or 4.2%, to $8.7 million for the nine months ended September 30, 2010 from $8.4 million for the nine months ended September 30, 2009. The increase was largely due to an increase in salaries and other employee benefits of $459,000, or 11.0%, to $4.6 million due to the 2010 hiring of an executive officer and staff for our Depew branch, annual salary increases and annual increases in health insurance premiums.  Occupancy and equipment expenses increased $174,000, or 16.5%, from $1.1 million for the nine months ended September 30, 2009 to $1.2 million for the nine months ended September 30, 2010. The 2010 increase in occupancy and equipment expenses was primarily due to the opening of the Depew branch in April 2010. Advertising expenses increased $63,000, or 22.0%, from $286,000 for the nine months ended September 30, 2009 to $349,000 for the nine months ended September 30, 2010. In the first nine months in 2010, we had increased marketing costs associated with the opening of the Depew branch and for a new general advertising campaign. FDIC insurance premiums decreased by $218,000, or 37.0%, to $373,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. In the 2009 period, the FDIC imposed a special assessment of $185,000 to replenish the deposit reserves and increased premiums. Professional expenses decreased by $105,000, or 11.7%, to $791,000 primarily due a decrease in auditing and consulting services in 2010. Other non-interest expenses decreased by $80,000, or 9.9%, to $731,000 primarily due to a loss recorded on the sale of the Company’s interest rate floor derivative product of $135,000 during the first nine months of 2009, which was partially offset by an increase in losses on the sale of foreclosure properties in the 2010 period.

Income Tax Expense.  Income tax expense decreased by $289,000, or 76.5%, from $378,000 for the nine months ended September 30, 2009 to $89,000 for the nine months ended September 30, 2010.  The decrease in tax expense was primarily the result of a recent change in New York State bank franchise tax law. The change conforms the bad debt deduction allowed under New York State bank franchise tax law to that allowed for Federal income tax purposes. In addition, the change no longer requires a thrift institution to recapture its New York tax bad debt reserves accumulated in prior years. Because of this change in tax law, the deferred tax liability previously recognized in prior years was reversed resulting in a one-time tax benefit of $399,000. As a result of the one-time tax benefit our effective tax rate decreased to 4.0% for the nine months ended September 30, 2010 compared to 21.7% for the nine months ended September 30, 2009. Without this one-time tax benefit, our effective tax rate would have been comparable to the prior year at 21.8% for the nine month period ended September 30, 2010.

Loans Past Due and Non-performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due.  Non-performing assets, including non-performing loans and foreclosed real estate, totaled $2.7 million at September 30, 2010 and $2.0 million at December 31, 2009. We charged off $2.4 million in commercial loans to one customer which had become non-accruing during the third quarter of 2010.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At September 30,	At December 31,
	2010	2009
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
One-to-four family	$497	$456
Construction	-	-
Commercial real estate	43	65
Home equity loans and lines of credit	47	142
Other loans:
Commercial loans	-	-
Consumer loans	51	1
Total	$638	$664
Loans accounted for on a nonaccrual basis:
Mortgage loans on real estate:
One-to-four family	$1,201	$753
Construction	-	-
Commercial real estate .	370	192
Home equity loans and lines of credit….	103	32
Other loans:
Commercial loans	17	19
Consumer loans	13	17
Total non-accrual loans	1,704	1,013
Total nonperforming loans	2,342	1,677
Foreclosed real estate	381	322
Restructured loans	-	-
Total nonperforming assets	$2,723	$1,999
Ratios:
Nonperforming loans as a percent of gross loans:	0.92%	0.65%
Nonperforming assets as a percent of total assets:	0.57%	0.47%

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated:

	For the Nine Months Ended September 30, 2010	For the Year Ended December 31, 2009
	(Dollars in thousands)
Balance at beginning of period:	$1,564	$1,476
Provision for loan losses	1,975	265
Charge-offs:
Mortgage loans on real estate:
One-to-four family	35	146
Construction	-	-
Commercial real estate	2,440	24
Home equity loans and lines of credit	-	54
Other loans:
Commercial loans	247	9
Consumer loans	16	33
Total charge-offs	2,738	266
Recoveries:
Mortgage loans on real estate:
One-to-four family	19	74
Construction	-	-
Commercial real estate	-	-
Home equity loans and lines of credit	-	7
Other loans:
Commercial loans	-	-
Consumer loans	4	8
Total recoveries	23	89

Net charge-offs	2,715	177

Balance at end of period	$824	$1,564

Average loans outstanding	$257,428	$250,846

Ratio of net charge-offs to average loans outstanding (1)	1.41%	0.07%
Allowance for loan losses as a percent of total net loans	0.32%	0.60%
Allowance for loan losses as a percent of non-performing loans	35.18%	93.26%
(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest earning deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which allowed us to borrow up to $127.4 million as of September 30, 2010 which was  collateralized by a pledge of our mortgage loans.  At September 30, 2010, we had outstanding advances under this agreement of $44.2 million.

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

Our primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities.  For the nine months ended September 30, 2010, we originated loans of approximately $34.6 million in comparison to approximately $59.0 million of loans originated during the nine months ended September 30, 2009. Purchases of investment securities totaled $58.3 million in the nine months ended September 30, 2010 and $31.2 million in the nine months ended September 30, 2009.

At September 30, 2010, we had loan commitments to borrowers of approximately $6.7 million and overdraft lines of protection and unused home equity lines of credit of approximately $26.2 million.

Total deposits were $363.8 million at September 30, 2010, as compared to $318.4 million at December 31, 2009.  Time deposit accounts scheduled to mature within one year were $119.4 million at September 30, 2010.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 of the Notes to Consolidated Financial Statements for a summary of loan commitments outstanding as of September 30, 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable as the Company is a smaller reporting company.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II
Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2009, as supplemented and updated by our previously filed Form 10-Qs during the fiscal 2010 and the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

The recently enacted financial reform legislation may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.

                The value of the Company’s common stock is significantly affected by our ability to pay dividends to our public shareholders.  The Company’s ability to pay dividends to our shareholders is subject to the ability of the Bank to make capital distributions to the Company, and also to the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends.  Moreover, our ability to pay dividends and the amount of such dividends is affected by the ability of Lake Shore, MHC, our mutual holding company, to waive the receipt of dividends declared by the Company.  Lake Shore, MHC currently waives its right to receive most of its dividends on its shares of the Company, which means that the Company has more cash resources to pay dividends to our public stockholders than if Lake Shore, MHC accepted such dividends.  Lake Shore, MHC is required to obtain Office of Thrift Supervision approval before it may waive its receipt of dividends, and the current dividend waiver approval is effective through February 2011.  It is expected that Lake Shore, MHC will continue to waive the receipt of future dividends except to the extent dividends are needed to fund its continuing operations.

                Office of Thrift Supervision regulations allow federally chartered mutual holding companies to waive dividends without taking into account the amount of waived dividends in determining an appropriate exchange ratio in the event of a conversion of a mutual holding company to stock form.  However, under the recently enacted Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision relating to mutual holding companies will be transferred to the Federal Reserve Board within one year of the enactment of the legislation (subject to an extension of up to six months), and the Office of Thrift Supervision will be eliminated.  Accordingly, the Federal Reserve Board will become the new regulator of the Company and Lake Shore, MHC.  The Dodd-Frank Act also provides that a mutual holding company will be required to give the Federal Reserve Board notice before waiving the receipt of dividends, and sets forth the standards for granting a waiver, including a requirement that waived dividends be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.  The Dodd-Frank Act, however, further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio in a conversion to stock form by any federal mutual holding company, such as Lake Shore, MHC, that have waived dividends prior to December 1, 2009.  The Federal Reserve Board historically has generally not allowed mutual holding companies to waive the receipt of dividends, and there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as Lake Shore, MHC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended September 30, 2010:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2010 through July 31, 2010	10,871	$8.27	10,871	96,771
August 1, 2010 through August 31, 2010	25,197	$8.29	25,197	71,574
September 1, 2010 through September 30, 2010	41,872	$8.11	41,872	29,702
Total	77,940	$8.19	77,940	29,702
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

Item 6.  Exhibits

3.1	Charter of Lake Shore Bancorp, Inc.1
3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.2
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc. 3
10.1	Amended and Restated Employment Agreement by and between David C. Mancuso and Lake Shore Bancorp, Inc. 4
10.2	Amended and Restated Employment Agreement by and between David C. Mancuso and Lake Shore Savings Bank 4
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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
4           Incorporated herein by reference to Exhibits 10.1 and 10.2 to Form 8-K, filed with the Securities and Exchange Commission on March 26, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

/s/ David C. Mancuso
November 15, 2010	By:	David C. Mancuso
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Rachel A. Foley
November 15, 2010	By:	Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)