Form 10-K
period 2010-12-31
Lake Shore Bancorp, Inc.
filed 2011-03-31
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  000-51821

Lake Shore Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

United States (State or Other Jurisdiction of Incorporation or Organization)	20-4729288 (I.R.S. Employer Identification No.)

125 East Fourth Street, Dunkirk, NY 14048
(Address of Principal Executive Offices, including zip code)

(716) 366-4070
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, $0.01 par value per share
Name of each exchange on which registered:  The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was $19,258,991 based on the per share closing price as of June 30, 2010 on the Nasdaq Global Market for the registrant’s common stock, which was $7.90.

There were 5,939,132 shares of the registrant’s common stock, $.01 par value per share, outstanding at March 21, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders	III

PART I

Item 1. Business.

General

Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” the “Company,” “us,” or “we”) is a federally-chartered corporation organized in 2006 and is registered as a savings and loan holding company with the Office of Thrift Supervision (“OTS”).  Lake Shore Bancorp serves as the holding company for Lake Shore Savings Bank (“Lake Shore Savings” or the “Bank”).  As of March 21, 2011, Lake Shore, MHC, a federal mutual holding company registered as a savings and loan holding company with the OTS, owned 61.2% of the outstanding shares of Lake Shore Bancorp’s common stock.  Our common stock is quoted on the Nasdaq Global Market under the symbol “LSBK.” Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Savings include Lake Shore Bancorp and Lake Shore Savings on a consolidated basis.

Lake Shore, MHC does not engage in any business activity other than its investment in a majority of the common stock of Lake Shore Bancorp.  Federal law and regulations require that as long as Lake Shore, MHC is in existence, it must own at least a majority of Lake Shore Bancorp’s common stock.

At December 31, 2010, Lake Shore Bancorp had total assets of $479.0 million, of which $263.0 million was comprised of loans receivable, net and $153.9 million was comprised of available for sale securities.  At December 31, 2010, total deposits were $375.8 million and total stockholders’ equity was $55.2 million.

For over 119 years we have served the local community of Dunkirk, New York.  Lake Shore Savings was chartered as a New York savings and loan association in 1891.  In 1987, we opened our second office in Fredonia, New York.  Since 1993, we have more than quadrupled our asset-size and expanded to ten branch offices.  In addition, we have added three administrative office buildings which comprise our corporate headquarters in Dunkirk, New York. Our principal business consists of (1) attracting retail deposits from the general public in the areas surrounding our corporate headquarters and main branch office in Dunkirk, New York and nine other branch offices in Chautauqua and Erie Counties, New York and (2) investing those deposits, together with funds generated from operations, primarily in one-to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit and, to a lesser extent, commercial business loans, consumer loans, and investment securities.  Our revenues are principally derived from interest generated from our loans and interest earned and dividends received on our investment securities.  Our primary sources of funds for lending and investments are deposits, borrowings, payments of loan principal and interest, payments on mortgage-backed and asset-backed securities, maturities and calls of investment securities and income resulting from operations in prior periods.

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

Market Area

Our operations are conducted out of our corporate headquarters and main branch office in Dunkirk, New York and nine other branch offices.  Our branches in Chautauqua County, New York are located in Dunkirk, Fredonia, Jamestown, West Ellicott and Westfield.  In Erie County, New York our branch offices are located in Depew, East Amherst, Hamburg, Kenmore, and Orchard Park. Our first branch office in Erie County opened during April 2003 and the most recent branch office opened in April 2010.  We also have six stand-alone ATMs.  The opening of five branch offices in Erie County, New York demonstrates the implementation of our growth strategy which is focused on expansion within Erie County while preserving our market share in Chautauqua County.  We continue to be among the top residential mortgage lenders in Chautauqua County.

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

The challenging economic conditions affecting the national and global financial markets are not having a significant effect on the housing prices in our market area.  However, unemployment rates remain higher than normal and may affect our ability to originate residential mortgage loans.

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

Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, mortgage brokers, finance companies, insurance companies, and brokerage and investment banking firms.  The most direct competition for deposits has historically come from credit unions, commercial banks and savings banks.  Specifically, we compete with regional financial institutions such as Northwest Savings Bank and Evans Bank; state-wide financial institutions such as M&T Bank, Key Bank, and First Niagara Bank; and nation-wide financial institutions such as HSBC Bank USA and Bank of America.  We are significantly smaller than many of these state-wide and nation-wide financial institution competitors.  We face additional competition for deposits from short-term money market funds, corporate and government securities funds, and from brokerage firms, mutual funds and insurance companies. We remain very competitive in Chautauqua County, New York and as of June 30, 2010 we had 14.63% of total deposits and ranked 4th out of 10 banks, according to the FDIC annual deposit market share report.  Our deposit market share in Erie County, New York has continued to increase since we entered this market area in 2003.  The FDIC annual deposit market share report indicated that total deposit growth increased 33.2% in Erie County from June 30, 2009 to June 30, 2010. To remain competitive, we provide superior customer service and are active participants in our local community.

The following are examples of our commitment to customer service:

●	We have expanded our branch network and ATM network to grow our customer base and provide greater convenience to our existing customers.

●	We offer a Direct Access Secure Hotline (“DASH”) with 24 hour, 7 days a week access to all customer accounts via telephone.

●
We provide online bill pay and e-statements to our customers. We also have a secure account management on-line banking website which allows customers instant access to their account activity via the internet.  We continue to upgrade our on-line banking services as technology evolves.

●
We offer retail customers with a Smart Account (“NOW account”), Free & Easy Checking account or Money Market Checking account, an ATM/Debit card which may be used at ATM machines within our ATM network for deposits and withdrawals and as a debit card anywhere MasterCard is accepted.

●
We offer Health Savings Accounts (“HSA”), which are federally approved tax-exempt accounts that financial institution customers can set up to subsidize their increased cost of health care. If customers have a High Deductible Health Plan (“HDHP”), they may be eligible to open an HSA.

●	We entered into alliances with M&T Bank and Evans Bank to provide customers surcharge free access to their accounts with us through the ATMs of these institutions as well as our own.

●
We offer a variety of mortgage loan products, including: 5/1 and 7/1 adjustable rate mortgages, an 80/15/5 loan, which is a combined mortgage and home equity product, a construction end loan, a “no closing cost” mortgage and home equity product, and a Rural Development Guaranteed Loan Program (GLP) mortgage loan, which provides 100% financing.

●	In our last three Community Reinvestment Act evaluations by the Office of Thrift Supervision, most recently concluding on September 2010, we have received a rating of “Satisfactory” or better.

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

Lending Activities

General.  We have a long-standing commitment to the origination of residential mortgage loans, including home equity loans, and we also originate commercial real estate, commercial and consumer loans.  We currently retain substantially all of the loans that we originate; however, we have sold in prior years residential mortgage loans and student loans into the secondary market, retaining servicing rights for the residential mortgage loans. We may sell residential mortgage loans again in the future as part of an interest rate risk strategy or asset liability strategy, if warranted. At December 31, 2010, we had total loans of $261.5 million, of which $183.9 million, or 70.3%, were one-to four-family residential mortgages.  Of one-to four-family residential mortgage loans outstanding at that date, 3.7% were adjustable-rate mortgage loans and 96.3% were fixed rate loans. At December 31, 2010, 11.7% of the loan portfolio was comprised of home equity loans, of which 78.5% were adjustable rate loans and 21.5% were fixed rate loans.  The remainder of our loans at December 31, 2010, amounting to $47.0 million, or 18.0% of total loans, consisted of 12.9% commercial real estate loans, 0.2% construction loans, 4.0% commercial loans and 0.9% consumer loans, which included personal loans, home improvement loans, overdraft lines of credit, automobile loans and guaranteed student loans.

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

Loan Portfolio.  The following table sets forth the composition of our loan portfolio, by type of loan, in dollar amounts and in percentages at the dates indicated. We did not have any  loans held for sale as of these dates.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans:
One-to four-family	$183,929	70.32%	$185,753	71.89%	$175,808	73.35%	$157,834	72.36%	$149,408	72.72%
Commercial real estate	33,782	12.92	28,328	10.96	19,513	8.14	20,394	9.35	17,150	8.35
Construction loans	616	0.24	365	0.14	6,479	2.70	2,775	1.27	1,570	0.76
Home equity loans and lines of credit	30,613	11.71	30,158	11.67	28,143	11.74	26,569	12.18	25,896	12.60
	248,940	95.19	244,604	94.66	229,943	95.93	207,572	95.16	194,024	94.43
Other loans:
Commercial loans	10,360	3.96	11,430	4.42	7,403	3.09	8,246	3.78	8,746	4.26
Consumer loans	2,224	0.85	2,377	0.92	2,350	0.98	2,306	1.06	2,689	1.31
	12,584	4.81	13,807	5.34	9,753	4.07	10,552	4.84	11,435	5.57

Total loans	261,524	100.00%	258,411	100.00%	239,696	100.00%	218,124	100.00%	205,459	100.00%

Deferred loan costs	2,460		2,327		2,243		1,813		1,475
Allowance for loan losses	(953)		(1,564)		(1,476)		(1,226)		(1,257)

Loans, net	$263,031		$259,174		$240,463		$218,711		$205,677

Loan Maturity.  The following table presents the contractual maturity of our loans at December 31, 2010.  The table does not include the effect of prepayments or scheduled principal amortization.  Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	One-to Four- Family	Commercial Real Estate	Construction Loans	Home Equity Loans and Lines of Credit	Commercial	Consumer	Total
(Dollars in thousands)
Amounts due in:
One year or less	$78	$2	$-	$977	$2,112	$936	$4,105
After one year through five years	2,241	538	-	3,114	2,098	670	8,661
Beyond five years	181,610	33,242	616	26,522	6,150	618	248,758
Total	$183,929	$33,782	$616	$30,613	$10,360	$2,224	$261,524

Interest rate terms on amounts due after one year:
Fixed rate	$177,055	$14,950	$616	$6,385	$7,969	$1,223	$208,198
Adjustable rate	6,796	18,830	-	23,251	279	65	49,221
Total	$183,851	$33,780	$616	$29,636	$8,248	$1,288	$257,419

The following table presents our loan originations, purchases, sales, and principal payments for the years indicated. The Company did not purchase any loans for the years indicated.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Total loans:
Balance outstanding at beginning of year	$258,411	$239,696	$218,124	$205,459	$206,234

Originations:
Mortgage loans	46,321	64,725	61,229	44,046	30,806
Commercial and consumer loans	8,715	6,670	4,854	5,371	7,047
Total originations	55,036	71,395	66,083	49,417	37,853

Deduct:
Principal repayments:
Mortgage loans	38,055	40,439	34,587	29,641	31,303
Commercial and consumer loans	10,568	4,967	8,041	6,076	5,990
Total principal payments	48,623	45,406	42,628	35,717	37,293

Transfers to foreclosed real estate	307	708	422	81	357

Loan sales – Sonyma(1) and FHLMC(2)	243	6,300	1,311	482	406
Loan sales – guaranteed student loans(3)	-	-	2	333	402

Loans charged off	2,750	266	148	139	170

Total deductions	51,923	52,680	44,511	36,752	38,628
Balance outstanding at end of year	$261,524	$258,411	$239,696	$218,124	$205,459

(1) State of New York Mortgage Agency.
(2) During 2009, we sold $6.2 million of residential mortgage loans with low yields to the Federal Home Loan Mortgage Corporation (“FHLMC”) in order to offset long term interest rate risk.
(3) During 2008, we were notified that Sallie Mae would no longer purchase student loans. As a result, we now retain student loans in our loan portfolio after a student graduates.

One-to Four-Family Residential Mortgage Lending.  We emphasize the origination of residential mortgage loans secured by one-to four-family properties.  At December 31, 2010, loans on one-to four-family residential properties accounted for $183.9 million, or 70.3%, of our total loan portfolio.  Of one-to four-family residential mortgage loans outstanding on that date, 3.7% of our loans were adjustable rate mortgage loans and 96.3% were fixed rate loans.  At December 31, 2010, approximately 65.2% of our one-to four-family residential mortgage portfolio was secured by property located in Chautauqua County, 30.5% by property located in Erie County and 4.3% by property located elsewhere.  Approximately 26.3% of all one-to four-family residential loan originations during fiscal year 2010 were re-financings of loans already in our portfolio.

Our residential mortgage loan originations are obtained from customers, residents of our local communities or referrals from local real estate agents, attorneys and builders.  Management believes that the Erie County branch offices will be a significant source of new residential mortgage loan generation.

Management believes that expanding our residential mortgage lending will continue to enhance our reputation as a service-oriented institution, particularly in Erie County, where we are actively developing and expanding our market presence.

One-to four-family residential mortgage loan originations are generally for terms of 15, 20 or 30 years, amortized on a monthly basis with interest and principal due either bi-weekly or monthly.  One –to four-family residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay most loans at their option without penalty.  Conventional one-to four-family residential mortgage loans originated by us customarily contain “due-on-sale” clauses that permit us to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.  We do not offer “interest only” mortgage loans, subprime or “negative amortization” mortgage loans.

Our residential lending policies and procedures ensure that our one-to four-family residential mortgage loans generally conform to secondary market guidelines.  We underwrite all conforming rate loans using the same criteria required by the Federal Home Loan Mortgage Corporation (“FHLMC”).  We originate one-to four-family residential mortgage loans with a loan to value ratio up to 97%, and up to 103.5% with our Rural Development Guaranteed Loan Program (GLP) mortgage loan product.  Mortgages originated with a loan-to-value ratio exceeding 80% normally require private mortgage insurance.  Private mortgage insurance is not required on loans with an 80% or less loan to value ratio.  We do not originate any sub-prime mortgage loans and we do not have any sub-prime mortgage loans in our residential mortgage loan portfolio.

We offer adjustable rate mortgage loans with a maximum term of 30 years.  Our adjustable rate mortgage loans include loans that provide for an interest rate based on the interest paid on U.S. Treasury securities of varying maturities plus varying margins.  We currently offer adjustable rate one-to four-family residential mortgage loans with initial rates below those which would prevail under the foregoing computation, based upon a determination of market factors and competitive rates for adjustable-rate loans in our market area.  For adjustable rate one-to four-family residential mortgage loans, borrowers are qualified at the initial fully indexed rate.

Our adjustable rate one-to four-family residential mortgage loans include limits on increases or decreases in the interest rate of the loan.  The interest rate may increase or decrease by a maximum of 2% or 5% per adjustment period with a ceiling rate of 6% over the initial rate, depending on the product, over the life of the loan.  The retention of adjustable rate one-to four-family residential mortgage loans in our loan portfolio helps reduce exposure to changes in interest rates.  However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable rate mortgage loans.  During periods of rising interest rates, the risk of default on one-to four-family adjustable rate mortgage loans may increase due to the increase of interest cost to the borrower.

We regularly provide a loan product to our customers that is underwritten using the same criteria required by the FHLMC for its own loan products.  After a loan is originated and funded, we may sell the loan to FHLMC.  During 2010 we did not sell any loans to FHLMC. During 2009, we elected to sell $6.2 mllion of residential mortgage loans with low yields to offset long term interest rate risk. We have also sold loans to the State of New York Mortgage Agency (“SONYMA”) in the past and may do so again, from time to time.  We retain all servicing rights for one-to four-family residential mortgage loans that we sell.

Home Equity Loans and Lines of Credit.  We provide home equity loans and home equity lines of credit to our customers.  We offer a home equity loan or line of credit with a minimum balance of $5,000 up to a maximum of 85% of the total loan to value ratio.  Home equity lines of credit products, which have interest rates tied to prime, generally have a 15 year draw period and a 15 year payback period.  A customer has the option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest.  As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount.  Fixed rate home equity loans range from terms of five to 15 years.  Home equity loans, as a group, totaled $30.6 million and $30.2 million at December 31, 2010 and 2009, respectively.  At December 31, 2010, approximately 78.5% of such loans had adjustable rates and 21.5% have fixed rates. At December 31, 2010 and 2009, such loans constituted 11.7% of our total loan portfolio.

Commercial Real Estate Loans.  We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate, which is typically held as collateral for the loan.  In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location, and physical condition.  At December 31, 2010 and 2009, our commercial real estate loan portfolio consisted of loans totaling $33.8 million and $28.3 million, respectively, or 12.9% and 11.0%, respectively, of total loans.  Of the commercial real estate portfolio at December 31, 2010, approximately 41.7% consisted of loans that are collateralized by properties in Chautauqua County, 45.9% by properties in Erie County and 12.4% by properties located elsewhere.  The average commercial real estate loan is for a principal amount of  approximately $158,000 and the largest commercial real estate loan in our portfolio as of December 31, 2010 was $4.0 million and secured by a commercial building used as a hotel by a national hotel franchise.  This loan was performing on that date.  We lend up to a maximum loan-to-value ratio of 80% on commercial properties and require a minimum debt coverage ratio of 1.2 to 1.

Commercial real estate lending involves additional risks compared with one-to four-family residential lending, because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than one-to four-family residential mortgage loans.  Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers.  Our loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk and are designed to set such limits within those prescribed by applicable federal and state statutes and regulations.

Construction Loans.  We originate loans to finance the construction of both one-to four-family homes and commercial real estate.  These loans typically have a one-year construction period, whereby draws are taken and interest only payments are made.  As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds.  At the end of the construction period, the loan automatically converts to either a conventional or commercial mortgage, as applicable.  At both December 31, 2010 and 2009, our construction loan portfolio consisted of loans totaling $616,000 and $365,000, or 0.24% and 0.14%, respectively, of total loans.

Commercial Loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans.  The average commercial loan is for a principal amount of approximately $77,000 and the largest outstanding commercial loan in our portfolio as of December 31, 2010 was $3.1 million and secured by general business assets.  This loan was performing on that date.  At December 31, 2010 and 2009, our commercial loan portfolio consisted of loans totaling $10.4 million and $11.4 million, respectively, or 4.0% and 4.4%, respectively, of total loans.  Most of our commercial loans have variable interest rates tied to the prime rate, and are for terms generally not in excess of 15 years.  Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower.  Interest rates on commercial loans generally have higher yields than rates on one-to four-family residential mortgages.  We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases, and the refinancing of existing corporate debt.

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

Consumer Loans. We offer a variety of consumer loans.  At December 31, 2010 and 2009, our consumer loan portfolio totaled $2.2 million and $2.4 million, respectively, or 0.9%, of total loans at both dates.  The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit, which are available for amounts up to $5,000 for unsecured loans and greater amounts for secured loans depending on the type of loan and value of the collateral.  Consumer loans, excluding overdraft lines of protection, generally are offered for terms of up to 10 years, depending on the collateral, at fixed interest rates.  Our consumer loan portfolio also consists of vehicle loans, motorcycle loans, student loans guaranteed by New York State Higher Education Services Corporation (“HESC”), other unsecured consumer loans up to $5,000, secured and unsecured property improvement loans, and other secured loans.

Generally, the volume of consumer lending has declined as borrowers have opted for home equity lines, where a mortgage-interest federal tax deduction is available, as compared to unsecured loans or loans secured by property other than residential real estate.  We continue to make automobile loans directly to the borrowers and primarily on used vehicles.  We also maintain a portfolio of student loans, guaranteed by New York State HESC. During 2008, we discontinued the origination of student loans, as we were notified by Sallie Mae that they would no longer purchase these loans. We hold the student loans remaining in our portfolio and service the loans once the student graduates and begins repayment. We make other consumer loans, which may or may not be secured.  The terms of such loans vary depending on the collateral.

Consumer loans are generally originated at higher interest rates than residential mortgage loans but also tend to have a higher credit risk due to the loans being either unsecured or secured by rapidly depreciable assets.  Furthermore, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Despite these risks, our level of consumer loan delinquencies generally has been low.  No assurance can be given, however, that our delinquency rate or losses will continue to remain low in the future.

Loan Approval Procedures and Authority.  Our lending policies are established by our Board of Directors.    In January 2010, we modified certain lending limits to allow greater flexibility for internal manager approval.

Home equity loans in excess of $25,000 and all one-to four-family residential mortgage loans up to $417,000 are required to be approved by the Internal Residential Loan Committee, which meets on a weekly basis.  In 2010, home equity and one-to four-family residential mortgage loans between $417,000 and $1 million are required to be approved by the Internal Residential Loan Committee, and must also be approved by any two of the following officers: Chief Executive Officer, Chief Operating Officer, or Chief Lending Officer.  In 2011, this process was changed to require approval by the Internal Residential Loan Committee, and any two of the following officers:  Chief Executive Officer, Chief Lending Officer, or another Vice President who serves on the Internal Residential Loan Committee as a result of personnel changes and the elimination of the Chief Operating Officer position.  Loans in excess of $1.0 million require full Board of Director approval.

For all commercial loans, including commercial real estate loans, certain Vice Presidents and Commercial Lending Officers have authority to approve loans for principal amounts up to $100,000.  In 2010, commercial loans in excess of $100,000 and up to $500,000 required approval by the Internal Commercial Loan Committee. Commercial loans between $500,000 and $1.0 million must be approved by the Internal Commercial Loan Committee and by two of the following officers: the Chief Executive Officer, Chief Operating Officer or Chief Commercial Lending Officer. In 2011, this process was changed to require approval by the Internal Commercial Loan Committee and any two of the following:  Chief Executive Officer, Chief Commercial Lending Officer or Chairman of the Board as a result of personnel changes and the elimination of the Chief Operating Officer position.  Loans in excess of $1.0 million require full Board of Director approval.

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

Asset Quality

One of our key operating objectives has been, and continues to be, maintaining a high level of asset quality.  Our high proportion of one-to four-family residential mortgage loans, the maintenance of sound credit standards for new loan originations and loan administration procedures have resulted in historically low delinquency ratios, especially in light of current economic conditions.  These factors have contributed to our strong financial condition.

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

Once a one-to four-family residential loan has been delinquent for more than 90 days, the loan is deemed a “classified asset” and is reported to our Board of Directors. In 2010, amendments to the New York State (“NYS”) Real Property Actions and Proceedings Law (“RPAPL”) became effective whereby specific pre-foreclosure procedures for any one-to four-family residence located in NYS must be followed. When the Company wants to pursue foreclosure action against a borrower, the amended law requires us to send notice of the foreclosure action to the borrower 90 days prior to commencement of the action.  Within 3 days of sending this notice, the collection department notifies the NYS Superintendent of Banks of the foreclosure proceedings.  The Company must also send a 30-day demand letter to the borrower sixty days after the initial foreclosure notice was sent.  The demand letter includes updated loan balances regarding the potential foreclosure action. In order to receive approval for foreclosure action from the courts, the new law requires a mandatory conference hearing between the court, borrower and bank.  Prior to proceeding with any foreclosure action in the case of a secured loan, we will review the collateral to determine whether its possession would be cost-effective for us.  In cases where the collateral fails to fully secure the loan, in addition to repossessing the collateral, we may also sue on the note underlying the loan.

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

Loans Past Due and Non-performing Assets.  We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due.  Non-performing assets, including non-performing loans and foreclosed real estate, totaled $2.6 million at December 31, 2010 and $2.0 million at December 31, 2009.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated. We did not have any non-performing troubled debt restructured loans as of the dates indicated.

	At December 31,

	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans:
One-to four-family	$391	$456	$562	$209	$503
Construction	–	–	–	–	–
Commercial real estate	43	65	46	208	133
Home equity loans and lines of credit	39	142	25	65	83
Other loans:
Commercial loans	-	-	-	85	-
Consumer loans	59	1	15	–	-
Total	$532	$664	$648	$567	$719
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to four-family	$1,279	$753	$790	$918	$579
Construction	–	–	–	–	–
Commercial real estate	370	192	152	107	–
Home equity loans and lines of credit	122	32	49	42	4
Other loans:
Commercial loans	27	19	–	–	–
Consumer loans	11	17	12	10	7
Total non-accrual loans	1,809	1,013	1,003	1,077	590
Total nonperforming loans	2,341	1,677	1,651	1,644	1,309
Foreclosed real estate	304	322	48	61	183
Restructured loans	–	–	–	–	–
Total nonperforming assets	$2,645	$1,999	$1,699	$1,705	$1,492
Ratios:
Nonperforming loans as a percent of net loans:	0.89%	0.65%	0.69%	0.75%	0.64%
Nonperforming assets as a percent of total assets:	0.55%	0.47%	0.42%	0.48%	0.42%

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

Our recorded investment in non-accrual loans totaled $1.8 million at December 31, 2010 and $1.0 million at December 31, 2009.  If all non-accrual loans had been current in accordance with their terms during the years ended December 31, 2010, 2009 and 2008, interest income on such loans would have amounted to $98,000, $44,000 and $77,000 respectively.  At December 31, 2009, we had three loans which were not included in the above table which were classified as “troubled debt restructurings” as defined in FASB ASC Subtopic 310 “Receivables”. The loans were commercial loans held by one borrower for start-up costs related to a franchise restaurant business, totaling $2.7 million. The loans were classified as impaired due to prior delinquency status and concerns about repayment ability. In 2009, the Company worked with the borrower and the terms on the loan were modified.  Subsequently the loan payments were current with the terms of the modified loan throughout 2009 and as such,  these loans were not considered to be “non-performing” in 2009. These loans became delinquent in 2010 due to the borrower’s bankruptcy and the loans were charged off in the 3rd quarter of 2010.

Real estate acquired as a result of foreclosure is classified as foreclosed real estate until such time as it is sold.  We carry foreclosed real estate at its fair value less estimated selling costs at the date of acquisition.  If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property could be sold at the foreclosure sale (to an outside bidder). If not, and we retain the property, then we will sell the real property securing the loan as soon thereafter as practical.

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

  The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements.  When we classify loans as either substandard or doubtful, we set aside a loss reserve for such loans as we deem prudent. When we classify problem loans as loss, we charge-off such amount against the allowance for loan loss reserve.  Our determination as to the classification of our loans and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances.  We regularly review our loan portfolio to determine whether any loans require classification in accordance with applicable regulations.  On the basis of our review of our loans at December 31, 2010, classified loans consisted of special mention loans of $1.5 million, substandard loans of $2.7 million, doubtful loans of $535,000 and loss loans of $29,000. The classified loans total included $2.3 million of nonperforming loans.

The following table shows the aggregate amounts of our classified and criticized loans at the dates indicated.

	At December 31,
	2010	2009	2008
	(Dollars in thousands)
Special mention loans	$1,535	$1,214	$1,431
Substandard loans	2,748	3,006	3,332
Doubtful loans	535	2,209	2,329
Loss loans	29	-	3

Total classified and criticized loans	$4,847	$6,429	$7,095

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
	60-89 Days Past Due	90 + Days Past Due	60-89 Days Past Due	90 + Days Past Due	60-89 Days Past Due	90 + Days Past Due
	(Dollars in thousands)

Residential real estate(1)	$829	$1,625	$947	$1,215	$777	$1,426
Commercial real estate	-	413	93	257	146	198
Commercial business(2)	-	27	-	19	2,728	-
Consumer loans	13	70	39	18	7	24

Total	$842	$2,135	$1,079	$1,509	$3,658	$1,648

(1)  Includes home equity loans and lines of credit and construction loans.

(2)  The increase in delinquent commercial business loans in 2008 was primarily due to four loans made to one borrower to fund the start-up of a franchise restaurant business, totaling $2.7 million. These loans were restructured and payments were current throughout 2009, but became delinquent in 2010 due to the borrower’s bankruptcy. The loans were charged off in the 3rd quarter of 2010.

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

A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payment when due.  Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.  At December 31, 2010, there were two loans classified as impaired loans.  At December 31, 2009, there were four loans classified as impaired loans. Refer to Note 6 in the Notes to the Consolidated Financial Statements for more information on our impaired loans.

Provision for loan losses increased by $1.9 million to $2.1 million for the year ended December 31, 2010 from $265,000 for the year ended December 31, 2009.  The increase in provision for loan losses for the year ended December 31, 2010 was primarily due to the charge-off of $2.7 million on three commercial loans to one borrower. Despite the increase to our provision, our credit quality remains strong. The ratio of nonperforming loans to total net loans was 0.89% as of December 31, 2010. The majority of our loans are one-to four-family residential mortgage loans or commercial mortgage loans backed by first lien collateral on real estate held in the Western New York region. Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values. We do not hold any sub-prime loans in our loan portfolio. In light of current economic conditions, we are continuing to monitor our loan portfolio.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the years indicated.

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period:	$1,564	$1,476	$1,226	$1,257	$1,240
Provision for loan losses	2,115	265	391	105	158
Charge-offs:
Mortgage loans:
One-to four-family	35	146	102	25	49
Construction	-	-	-	-	-
Commercial real estate	2,440	24	-	-	-
Home equity loans and lines of credit	6	54	-	80	-
Other loans:
Commercial loans	247	9	16	19	86
Consumer loans	22	33	30	15	35
Total charge-offs:	2,750	266	148	139	170
Recoveries:
Mortgage loans:
One-to four-family	19	74	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Home equity loans and lines of credit	-	7	-	-	-
Other loans:
Commercial loans	-	-	3	-	28
Consumer loans	5	8	4	3	1
Total Recoveries	24	89	7	3	29

Net charge-offs	2,726	177	141	136	141

Balance at end of period	$953	$1,564	$1,476	$1,226	$1,257

Average loans outstanding	$258,150	$250,846	$228,392	$210,610	$205,419

Allowance for loan losses as a percent of total net loans	0.36%	0.60%	0.61%	0.56%	0.06%
Allowance for loan losses as a percent of non-performing loans	40.71%	93.26%	89.40%	74.57%	96.03%

Ratio of net charge-offs to average loans outstanding	1.06%	0.07%	0.06%	0.06%	0.07%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the years indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of inherent losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2010			2009			2008			2007			2006
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family	$407	42.7%	70.4%	$265	16.9%	71.9%	$449	30.4%	73.5%	$631	51.5%	72.4%	$733	58.3%	72.7%
Commercial real estate (1)	278	29.2%	12.9%	932	59.7%	11.0%	699	47.4%	8.2%	339	27.6%	9.3%	236	18.8%	8.3%
Construction loans	1	0.1%	0.2%	-	0.0%	0.1%	26	1.8%	2.7%	–	–	1.3%	–	–	0.8%
Home equity loans and lines of credit	141	14.8%	11.7%	107	6.8%	11.7%	145	9.8%	11.8%	71	5.8%	12.2%	93	7.4%	12.6%
	827	86.8%	95.2%	1,304	83.4%	94.7%	1,319	89.4%	96.2%	1,041	84.9%	95.2%	1,062	84.5%	94.4%
Other loans:
Commercial loans	104	10.9%	4.0%	215	13.7%	4.4%	109	7.4%	3.1%	130	10.6%	3.8%	136	10.8%	4.3%
Consumer loans	21	2.2%	0.8%	37	2.4%	0.9%	45	3.0%	0.7%	34	2.8%	1.0%	32	2.5%	1.3%
	125	13.1%	4.8%	252	16.1%	5.3%	154	10.4%	3.8%	164	13.4%	4.8%	168	13.4%	5.6%
Total allocated	$952	99.9%	100.0%	$1,556	99.5%	100.0%	$1,473	99.8%	100.00%	$1,205	98.3%	100.00%	$1,230	97.9%	100.0%

Total unallocated	$1	0.1%		$8	0.5%		$3	0.2%		$21	1.7%		$27	2.1%

Balance at end of year	$953	100.0%		$1,564	100.0%		$1,476	100.0%		$1,226	100.0%		$1,257	100.0%

(1)  Increases as of December 31, 2009 and 2008 were primarily due to a reserve calculated on three loans to one borrower that were classified as impaired. The reserve was calculated based on the present value of the discounted cash flows in accordance with ASC 310-10-35.  A reserve of $570,000 was set aside in 2008 for these loans, with an additional reserve of $127,000 recorded during 2009.

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

As of December 31, 2010, our entire portfolio was classified as “available for sale” and reported at fair value.  Our portfolio consists of collateralized mortgage obligations, mortgage backed securities, asset-backed securities, U.S. Government obligations and municipal bonds.  Nearly all our mortgage backed securities are directly or indirectly insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association or the Federal National Mortgage Association.  The municipal securities we invest in have maturities of 20 years or less and often have private insurance guaranteeing repayment.

We have investments in Federal Home Loan Bank of New York stock, which must be held as a condition of membership in the Federal Home Loan Bank system.

Fair values of available for sale securities were based on a market approach, with the exception of five non-agency asset-backed securities that are not currently trading in an active market.  Fair values of these securities were calculated based on a cash flow approach.  Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers.

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

The impairment charge of $1.9 million represents a write down of these securities to their fair market value and was recognized in earnings during 2008. We did not take any additional impairment charges on our investment portfolio during 2009 or 2010.

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

The Company’s policies require that only investment grade securities are to be purchased. However, the Company may legally hold a “fallen angel,” defined as a security that it purchased at investment grade which has subsequently fallen to a below investment grade level.

Our determination as to the classification of our investments are subject to review by our regulatory agencies.  We regularly review our investment portfolio to determine whether any investments require classification in accordance with applicable regulations.  Our review of our investments portfolio at December 31, 2010 indicated six private label securities that were below investment grade, with an amortized cost of $6.6 million and fair value of $5.7 million. The ratings on these securities ranged from BB to D. All six securities were classified as “Substandard.” These securities were also evaluated for other-than-temporary impairment as noted in the Other than Temporary Impairment section of Part I, Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the composition of our securities portfolio in dollar amount of each investment type at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury Bonds	$8,961	$9,104	$5,129	$5,469	$5,135	$6,521
Municipal Bonds	47,995	45,746	27,303	27,967	17,192	17,322
Mortgage-backed securities:
Collateralized mortgage obligations-private label	305	304	1,888	1,765	2,737	2,450
Collateralized mortgage obligations-government sponsored entities	71,864	73,396	53,661	55,157	51,889	52,853
Government National Mortgage Association	2,461	2,407	7	7	23	25
Federal Home Loan Mortgage Association	10,545	10,866	9,564	9,989	8,250	8,657
Federal Home Loan Mortgage Corporation	5,817	6,207	9,615	10,028	14,385	14,807
Asset-backed securities -private label	6,586	5,650	9,256	7,637	11,012	9,812
Asset-backed securities -government sponsored entities	237	237	322	329	379	400
Equity securities	22	7	22	33	22	16
Total available for sale	$154,793	$153,924	$116,767	$118,381	$111,024	$112,863

At December 31, 2010, there were no non-U.S. Government and Government agency securities that exceeded 10.0% of equity.

Investment Securities Portfolio, Maturities and Yields.  The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, with the exception of equity securities, at December 31, 2010.  Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury bonds	$-	-	$-	-	$6,191	3.10%	$2,770	4.62%	$8,961	$9,104	3.57%
Municipal bonds	-	-	-	-	5,127	3.91%	42,868	3.71%	47,995	45,746	3.73%
Mortgage-backed securities	1,274	4.13%	6	6.47%	5,488	3.97%	84,224	4.16%	90,992	93,180	4.15%
Asset-backed securities	-	-	-	-	-	-	6,823	5.48%	6,823	5,887	5.48%

Total securities available for sale:	$1,274	4.13%	$6	6.47%	$16,806	3.63%	$136,685	4.09%	$154,771	$153,917	4.04%

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

Deposits.  We offer a variety of deposit accounts having a range of interest rates and terms.  We currently offer regular savings deposits (consisting of Christmas Club, passbook and statement savings accounts), money market accounts, interest bearing and non-interest bearing checking accounts, health savings accounts, retirement accounts, time deposits and Interest on Lawyer Accounts (“IOLA”).

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

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, and the rates charged on other sources of funds.  Core deposits (defined as savings deposits, money market accounts, demand accounts and other interest bearing accounts) represented 38.6% and 40.6% of total deposits on December 31, 2010 and 2009, respectively.  At December 31, 2010 and 2009, time deposits with remaining terms to maturity of less than one year amounted to $120.0 million and $135.1 million, respectively.

The following table presents our time deposit accounts categorized by interest rates which mature during each of the periods set forth below and the amounts of such time deposits by interest rate at each of December 31, 2010, 2009 and 2008.

	Period to maturity from December 31, 2010				At December 31,
	Less than One Year	More than One Year to Two Years	More Than Two Years to Three Years	More than Three Years	2010	2009	2008
	(Dollars in thousands)
Interest Rate Range
1.99% and below	$94,271	$24,409	$3,785	$247	$122,712	$89,905	$3,271
2.00% to 2.99%	18,334	12,696	2,214	55,677	88,921	36,922	33,541
3.00% to 3.99%	3,289	4,624	450	376	8,739	50,746	128,183
4.00% to 4.99%	4,058	6,106	136	-	10,300	10,534	13,650
5.00% to 5.99%	-	50	-	165	215	915	1,042

Total	$119,952	$47,885	$6,585	$56,465	$230,887	$189,022	$179,687

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio:

	At December 31,
	2010		2009		2008
	Amount	Percent of total deposits	Amount	Percent of total deposits	Amount	Percent of total deposits
	(Dollars in thousands)
Deposit type:
Savings	$32,126	8.55%	$29,027	9.12%	$27,290	9.31%
Money market	47,815	12.72%	37,336	11.73%	25,157	8.58%
Interest bearing demand	41,971	11.17%	41,857	13.15%	35,303	12.04%
Non-interest bearing demand	22,986	6.12%	21,172	6.64%	25,811	8.80%
Total core deposits	144,898	38.56%	129,392	40.64%	113,561	38.73%

Time deposits with original maturities of:
Three months or less	2,925	0.78%	6,577	2.07%	3,539	1.21%
Over three months to twelve months	61,662	16.41%	66,927	21.02%	43,728	14.90%
Over twelve months to twenty-four months	69,109	18.38%	83,819	26.32%	110,424	37.65%
Over twenty-four months to thirty-six months	27,817	7.40%	12,220	3.84%	9,648	3.29%
Over thirty-six months to forty-eight months	12,536	3.34%	10, 968	3.44%	10,370	3.54%
Over forty-eight months to sixty months	56,437	15.02%	8,040	2.52%	1,511	0.52%
Over sixty months	401	0.11%	471	0.15%	467	0.16%
Total time deposits	230,887	61.44%	189,022	59.36%	179,687	61.27%
Total deposits	$375,785	100.00%	$318,414	100.00%	$293,248	100.00%

At December 31, 2010, we had $79.6 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$12,735
Over three months through six months	13,602
Over six months through twelve months	11,670
Over twelve months	41,609
Total	$79,616

Short-term Borrowings. Our borrowings consist of short-term Federal Home Loan Bank advances.  At December 31, 2010 and 2009, our short-term borrowings from the Federal Home Loan Bank of New York were $5.0 million and $6.9 million, respectively.  The short-term borrowings at December 31, 2010 had fixed rates of interest ranging from 0.35% to 0.47% and mature within one year.  The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the years indicated. We have written agreements with the Federal Home Loan Bank of New York, which allowed us to borrow up to $128.2 million as of December 31, 2010 which was collateralized by a pledge of our mortgage loans. At December 31, 2010, we had outstanding advances under this agreement of $39.2 million.

	2010	2009	2008
	(Dollars in thousands)
At December 31
Amount outstanding	$5,000	$6,850	$5,500
Weighted average interest rate	0.40%	0.37%	2.60%
For the year ended December 31
Highest amount at month-end	$6,550	$6,950	$11,172
Daily average amount outstanding	3,793	5,073	6,899
Weighted average interest rate	0.48%	0.92%	3.37%

Subsidiary Activities

Lake Shore Savings is the only subsidiary of Lake Shore Bancorp.  Lake Shore Savings has no subsidiaries.

Personnel

As of December 31, 2010, we had 100 full-time employees and 23 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Supervision and Regulation

General

Lake Shore Savings is examined and supervised by the OTS.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Lake Shore Savings also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Lake Shore Savings also is regulated, to a lesser extent, by the FDIC with respect to insurance of deposit accounts and the Board of Governors of the Federal Reserve System, with respect to reserves to be maintained against deposits and other matters.  Lake Shore Savings’ relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Lake Shore Savings’ mortgage documents.

Any change in these laws or regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on Lake Shore Bancorp and Lake Shore Savings, and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such as the Bank.  Under the Dodd-Frank Act, the OTS will be eliminated.  Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks.  The Office of the Comptroller of the Currency will assume responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions will take place over a transition period of up to one year from the Dodd-Frank Act enactment date of July 21, 2010, subject to a possible six-month extension.  At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as the Company will be transferred to the Federal Reserve Board, which currently supervises bank holding companies.

Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations.  Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Their impact on operations can not yet be fully assessed.  However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company.

Certain of the regulatory requirements that are or will be applicable to Lake Shore Savings, Lake Shore Bancorp and Lake Shore, MHC are described below.  This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effect on Lake Shore Savings, Lake Shore Bancorp and Lake Shore, MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS.  Under these laws and regulations, Lake Shore Savings may originate mortgage loans secured by residential and commercial real estate, commercial business loans and consumer loans, and it may invest in certain types of debt securities and certain other assets.  Certain types of lending, such as commercial and consumer loans, are subject to an aggregate limit calculated as a specified percentage of Lake Shore Savings’ capital assets.  Lake Shore Savings also may establish subsidiaries that may engage in activities not otherwise permissible for Lake Shore Savings, including real estate investment and securities and insurance brokerage.

The Dodd-Frank Act removes federal statutory restrictions on the payment of interest on commercial demand deposit accounts, effective July 21, 2011.

Capital Requirements.  OTS regulations require savings banks to meet three minimum capital standards:  a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest regulatory rating) and an 8% risk-based capital ratio.  The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% assigned by the OTS based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings but excluding accumulated other comprehensive income), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2010, Lake Shore Savings’ capital exceeded all applicable requirements.

Loans to One Borrower.  Generally, a federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2010, Lake Shore Savings’ largest lending relationship with a single or related group of borrowers totaled $4.0 million, which represented 8.0% of unimpaired capital and surplus; therefore, Lake Shore Savings was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Lake Shore Savings is subject to a qualified thrift lender, or “QTL,” test.  Under the QTL test, Lake Shore Savings must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period.  “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

“Qualified thrift investments” includes various types of loans made for residential housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans.  Lake Shore Savings also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions.  The Dodd-Frank Act makes noncompliance with the QTL

Test potentially subject to agency enforcement action for violation of law.  At December 31, 2010, Lake Shore Savings maintained approximately 79.7% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions. OTS regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account.  A savings bank must file an application for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

●	the savings bank would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or

●	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The OTS may disapprove a notice or application if:

●	the savings bank would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would be undercapitalized.

Liquidity.  A federal savings institution is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 10% or greater. At December 31, 2010, this ratio was 41.1%.

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income borrowers.  In connection with its examination of a federal savings bank, the OTS is required to assess the savings bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.  Lake Shore Savings received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation W promulgated by the Board of Governors of the Federal Reserve System.  The term “affiliate” for these purposes generally means any company that controls or is under common control with an insured depository institution such as Lake Shore Savings.  Lake Shore Bancorp is an affiliate of Lake Shore Savings.  In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates.  In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank.  In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices and may not involve low-quality assets.  The OTS requires savings banks to maintain detailed records of all transactions with affiliates.

Lake Shore Savings’ authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Lake Shore Savings’ capital.  In addition, Lake Shore Savings’ board of directors must approve extensions of credit in excess of certain limits.

Lake Shore Savings is in compliance with Regulation O.

Enforcement.  The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.  The FDIC also has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution.  If the Director does not take action, the FDIC has authority to take action under specified circumstances.

The Office of the Comptroller of the Currency will assume the Office of Thrift Supervision’s enforcement authority over federal savings associations as part of the Dodd-Frank Act regulatory restructuring.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate.  The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the OTS is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks.  For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

●	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

●	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital or 8% total risk-based capital);

●	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

●	critically undercapitalized (less than 2% tangible capital).

Generally, the OTS is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the OTS within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OTS, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OTS notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OTS has the authority to require payment and collect payment under the guarantee.   Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2010, Lake Shore Savings met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Dodd-Frank Act increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020.  Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.

As part of a plan to restore the reserve ratio to 1.15%, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009.  In addition, the FDIC has increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.  Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points. Lake Shore Savings’ FDIC premium assessment was $502,000 for the year ended December 31, 2010, a decrease of $173,000 from the assessment for the year ended December 31, 2009 of $675,000, including the special assessment.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base is assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, we prepaid $1.4 million in estimated assessment fees for the fourth quarter of 2009 through 2012.  Because the prepaid assessments represent the prepayment of future expense, they do not affect our regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

In February 2010, as required by the Dodd Frank Act, the FDIC adopted a final rule revising the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period.  In addition, the final rule eliminates the adjustment for secured borrowings and make certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The proposed rule also revises the assessment rate schedule to provide assessments ranging from five to 45 basis points.  The final rule is effective April 1, 2011.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2010, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.  On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program.  This program has two components.  One guarantees senior unsecured debt of a participating organization issued between October 14, 2008 and June 30, 2009, later extended to October 31, 2009.  The FDIC will pay the unpaid principal and interest on a FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee remains in effect until June 30, 2012, later extended to December 31, 2012.  In return for the FDIC’s guarantee, participating institutions paid the FDIC a fee based on the amount and maturity of the debt.  We opted not to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provided full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010, later extended until December 31, 2010.  That program charged a fee for the coverage over the normal limit. We opted in to participate in this component of the Temporary Liquidity Guarantee Program.  The Dodd-Frank Act provided for unlimited coverage of certain non-interest bearing transaction accounts from January 1, 2011 to December 31, 2012 without opportunity for opt out.  The cost of the coverage will be included within the regular FDIC assessment.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program.  The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation was the Troubled Asset Relief Program, Capital Purchase Program (“CPP”), which allowed individual direct equity investment by the U.S. Treasury Department in perpetual preferred stock issued by qualified depository institutions or other holding companies qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  The CPP provided for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program was subject to approval by the U.S. Treasury Department.  We opted not to participate in the CPP.

Prohibitions Against Tying Arrangements.  Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System.  Lake Shore Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, Lake Shore Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2010, Lake Shore Savings was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Lake Shore Savings are subject to state usury laws and federal laws concerning interest rates.  Lake Shore Savings’ operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Lake Shore Savings also are subject to the:

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the United States financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations of the OTS require savings banks operating in the United States to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering.  Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

●
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General.  Lake Shore, MHC and Lake Shore Bancorp are savings and loan holding companies within the meaning of the Home Owners’ Loan Act.  As such, Lake Shore, MHC and Lake Shore Bancorp are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements.  In addition, the OTS has enforcement authority over Lake Shore, MHC and Lake Shore Bancorp, and their subsidiaries.  Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  As federal corporations, Lake Shore, MHC and Lake Shore Bancorp are generally not subject to state business organization laws.

The Dodd-Frank Act transfers to the Federal Reserve Board the responsibility for regulating, and supervising savings and loan holding companies.  The Federal Reserve Board will assume the responsibility on July 21, 2011 (subject to a possible six-month extension).

Permitted Activities.  Pursuant to Section 10(o) of the Home Owners’ Loan Act and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Lake Shore Bancorp may engage in the following activities:

(i)	investing in the stock of a savings institution;

(ii)
acquiring a mutual savings bank through the merger of such savings institution into a savings institution subsidiary of such holding company or an interim savings bank subsidiary of such holding company;

(iii)	merging with or acquiring another holding company, one of whose subsidiaries is a savings institution;

(iv)
investing in a corporation, the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or savings institutions share their home offices;

(v)	furnishing or performing management services for a savings institution subsidiary of such company;

(vi)	holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;

(vii)	holding or managing properties used or occupied by a savings institution subsidiary of such company;

(viii)	acting as trustee under deeds of trust;

(ix)
any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

(x)	any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and

(xi)
purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the OTS.  If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Lake Shore Bancorp and Lake Shore, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the OTS.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  That will eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital.  Instruments issued by mutual holding companies before May 19, 2010 will be grandfathered.  There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies with assets greater than $500 million.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Waivers of Dividends by Lake Shore Savings, MHC.  OTS regulations require Lake Shore, MHC to notify the OTS of any proposed waiver of its receipt of dividends from Lake Shore Bancorp.  The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:

(i)	the waiver would not be detrimental to the safe and sound operation of the subsidiary savings bank; and

(ii)	the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

To date, Lake Shore, MHC has waived receipt of all dividends paid by Lake Shore Bancorp. To the extent possible, we anticipate that Lake Shore, MHC will waive any dividends paid by Lake Shore Bancorp in the future.  Under OTS regulations, our public stockholders would not be diluted because of any dividends waived by Lake Shore, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Lake Shore, MHC converts to stock form.

The Dodd-Frank Act addressed the issue of dividend waivers by mutual savings and loan holding companies in the context of the transfer of the supervision of savings and loan holding companies from the OTS to the Federal Reserve Board.  The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver.  The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.

The Federal Reserve Board has not permitted dividend waivers by mutual bank holding companies in the past and it is uncertain whether the Federal Reserve Board would permit dividend waivers by mutual savings and loan holding companies notwithstanding the Dodd-Frank provision that would otherwise allow Lake Shore, MHC to waive dividends.

Conversion of Lake Shore, MHC to Stock Form.  OTS regulations permit Lake Shore, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”).  There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction.  In a Conversion Transaction, a new holding company would be formed as the successor to Lake Shore Bancorp (the “New Holding Company”), Lake Shore, MHC’s corporate existence would end, and certain depositors of Lake Shore Savings would receive the right to subscribe for shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by stockholders other than Lake Shore, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Lake Shore Bancorp immediately prior to the Conversion Transaction.  The total number of shares of common stock held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

Any Conversion Transaction would require the approval of a majority of the outstanding shares of common stock of Lake Shore Bancorp held by Minority Stockholders and by two-thirds of the total outstanding shares of common stock of Lake Shore Bancorp.  Any Conversion Transaction also would require the approval of a majority of the eligible votes of members of Lake Shore, MHC.

Liquidation Rights.  Each depositor of Lake Shore Savings has both a deposit account in Lake Shore Savings and a pro rata ownership interest in the net worth of Lake Shore, MHC based upon the deposit balance in his or her account.  This ownership interest is tied to the depositor’s account and has no tangible market value separate from the deposit account.  This interest may only be realized in the unlikely event of a complete liquidation of Lake Shore Savings.  Any depositor who opens a deposit account obtains a pro rata ownership interest in Lake Shore, MHC without any additional payment beyond the amount of the deposit.  A depositor who reduces or closes his or her account (including reductions to pay for shares of common stock in the stock offering) receives a portion or all, respectively, of the balance in the deposit account but nothing for his or her ownership interest in the net worth of Lake Shore, MHC, which is lost to the extent that the balance in the account is reduced or closed.

In the unlikely event of a complete liquidation of Lake Shore Savings, all claims of creditors of Lake Shore Savings, including those of depositors of Lake Shore Savings (to the extent of their deposit balances), would be paid first.  Thereafter, if there were any assets of Lake Shore Savings remaining, these assets would be distributed to Lake Shore Bancorp as Lake Shore Savings’ sole stockholder.  Then, if there were any assets of Lake Shore Bancorp remaining, depositors of Lake Shore Savings would receive those remaining assets, pro rata, based upon the deposit balances in their deposit account in Lake Shore Savings immediately prior to liquidation.

Federal Securities Laws

Lake Shore Bancorp common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.  Lake Shore Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of the common stock in the stock offering does not cover the resale of the shares.  Shares of the common stock purchased by persons who are not affiliates of Lake Shore Bancorp may be resold without registration.  Shares purchased by an affiliate of Lake Shore Bancorp will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933.  If Lake Shore Bancorp meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Lake Shore Bancorp who complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three month period, the greater of 1% of the outstanding shares of Lake Shore Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks.  Provision may be made in the future by Lake Shore Bancorp to permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact.  The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Item 1A.  Risk Factors.

Risks Related To Our Business

Our loan portfolio includes loans with a higher risk of loss.  We originate commercial real estate loans, commercial loans, consumer loans, and residential mortgage loans (including home equity loans) primarily within our market area.  Commercial real estate, commercial, and consumer loans, which comprised in the aggregate 17.7% of our total loan portfolio at December 31, 2010; may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.  These loans also have greater credit risk than residential real estate for the following reasons:

●	Commercial Real Estate Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

●	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.

●
Consumer Loans.  Consumer loans (such as personal lines of credit) may or may not be collateralized with assets that provide an adequate source of payment of the loan due to depreciation, damage, or loss.

The financial crisis and economic downturn have resulted in uncertainty in the financial markets in general. Higher prices for businesses and consumers and high unemployment could affect our loan portfolio, if business owners or consumers are not able to make loan payments.  As a result of the economic downturn, we have noticed an increase in our delinquent loans. Any further downturn in the real estate market or our national or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans.

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

Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance for loan losses.  Our provision for loan losses increased $1.9 million from 2009 to 2010 primarily due to loan charge-offs. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses.  If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

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

Low demand for real estate loans may lower our profitability.  Making loans secured by real estate, including one-to four-family and commercial real estate, is our primary business and primary source of revenue.  If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans.  Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates.  In 2007, interest rates began to fall towards the end of the year, as a result of the sub-prime lending crisis.  In 2008 through 2010, interest rates on deposit products began to steadily decline at a greater pace than the rate decline on loan products, resulting in a positive net interest margin.  Furthermore, we experienced loan growth during 2008 and 2009, especially in the Erie County market area, which resulted in increased net interest income.  However, loan demand slowed down in 2010 due to uncertain economic conditions and high unemployment rates, which resulted in static loan interest income. If rates begin to rise, loan demand may continue to be slow, and deposit expenses may increase, which could lower our profitability.

We have opened new branches and expect to open additional new branches in the near future.  Opening new branches reduces our short-term profitability due to one-time fixed expenses coupled with low levels of income earned by the branches until their customer bases are built.  We most recently opened a new branch in Depew, New York in April 2010.  In addition, we may continue to expand through de novo branching.  The expense associated with building and staffing new branches will significantly increase our non-interest expense, with compensation and occupancy costs constituting the largest amount of increased costs.  Losses are expected from new branches for some time as the expenses associated with it are largely fixed and typically greater than the income earned as a branch builds up its customer base.  Our management has projected that it will take approximately 18 to 24 months for new branches to become profitable after they have opened.  There can be no assurance that our branch expansion strategy will result in increased earnings, or that it will result in increased earnings within a reasonable period of time.  We expect that the success of our branching strategy will depend largely on the ability of our staff to market the deposit and loan products offered by us.  Depending upon locating acceptable sites, we anticipate opening one or two branches every 12 to 24 months.

The results of our operations may be adversely affected if asset valuations cause other-than-temporary impairment charges.  In 2008, the Company determined that four non-agency asset backed securities were other than temporary impaired and had a non-cash, pre-tax, impairment charge of $1.9 million. We may be required to record future impairment charges on our investment securities if they suffer declines in value that are considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could have a material adverse effect on the Company’s liquidity, its ability to pay dividends to shareholders, and its regulatory capital ratios.

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

Our earnings may be adversely impacted by a decrease in interest rates on residential mortgage loans.  Low rates on these loan products may result in an increase in prepayments, as borrowers refinance their loans.  If we cannot re-invest the funds received from prepayments at a comparable spread, net interest income could be reduced.  Also, in a falling interest rate environment, certain categories of deposits may reach a point where market forces prevent further reduction in interest paid on those product.  The net effect of these circumstances is reduced net interest income and possibly net interest spread.  As rates rise, we expect loan applications to decrease, prepayment speeds to slowdown and the interest rate on our loan portfolio to remain static. Furthermore, interest rates on short term liabilities, such as time deposits and borrowings will rise resulting in increased interest expense. A majority of our long term assets in our loan portfolio are fixed rate loans.  Therefore, in an increasing rate environment, our interest income may remain static while the yields paid on our deposits and borrowings increase causing a narrowing of our net interest rate spread and a decrease in our earnings.

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services.  We believe that our growth and future success will depend in large part upon the skills of our management team.  The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.  We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel.  Although we have an employment agreement with our President and Chief Executive Officer, that contains a non-compete provision, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

Our ability to grow may be limited.   We intend to seek to expand our banking franchise, organically and by acquiring other financial institutions or branches and other financial service providers.  However, we have no specific plans for expansion or acquisitions at this time.  Our ability to grow through selective acquisitions of other financial institutions or branches will depend on successfully identifying, acquiring and integrating those institutions or branches.  We cannot assure you that we will be able to generate organic growth or identify attractive acquisition candidates, make acquisitions on favorable terms or successfully integrate any acquired institutions or branches.

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

Public Shareholders Do Not Exercise Voting Control Over Us. A majority of our voting stock is owned by Lake Shore, MHC.  Lake Shore, MHC is controlled by its board of directors, who consist of those persons who are members of the board of directors of Lake Shore Bancorp and Lake Shore Savings.  Lake Shore, MHC elects all members of the board of directors of Lake Shore Bancorp, and, as a general matter, controls the outcome of all matters presented to the stockholders of Lake Shore Bancorp for resolution by vote, except for matters that require a vote greater than a majority vote.  Consequently, Lake Shore, MHC, acting through its board of directors, is able to control the business and operations of Lake Shore Bancorp and may be able to prevent any challenge to the ownership or control of Lake Shore Bancorp by stockholders other than Lake Shore, MHC.  There is no assurance that Lake Shore, MHC will not take actions that the public stockholders believe are against their interests.

Risks Related To Recent Developments And The Banking Industry Generally

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations. Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and require Lake Shore Savings to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Lake Shore Bancorp, in addition to bank holding companies which it currently regulates.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Savings and loan holding companies are subject to a five year transition period before the holding company capital requirement will apply.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Lake Shore Savings, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorney generals the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.  Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

It is difficult to predict at this time what effect the new legislation and implementing regulations will have on community banks with regard to the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance costs.

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

As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. Negative developments in the financial services industry and the impact of new legislation, such as the Dodd-Frank Act, in response to those developments could adversely impact our operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

Our local economy may affect our future growth possibilities.  Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our current market area, which is primarily located in Chautauqua County, New York and Erie County, New York.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations.    If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected. An economic downturn could lead to a deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business.   Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.

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

Item 1B.  Unresolved Staff Comments.

                 None.

Item 2.  Properties.

We conduct our business through our corporate headquarters, administrative offices, and ten branch offices.  At December 31, 2010, the net book value of the computer equipment and other furniture, fixtures, and equipment at our offices totaled $1.1 million.  For more information, see Note 7 and Note 11 in the Notes to our Consolidated Financial Statements.

Location	Leased or Owned	Original Date Acquired	Net Book Value December 31, 2010 (In thousands)
Corporate Headquarters
125 East Fourth Street Dunkirk, NY 14048	Owned	1995	$
Branch Offices:				139
Chautauqua County branches
128 East Fourth Street Dunkirk, NY 14048	Owned/Leased (1)	1930		866
30 East Main Street Fredonia, NY 14063	Owned	1996		711
1 Green Avenue West Ellicott, NY 14701	Owned/Leased(2)	1996		656
115 East Fourth Street Jamestown, NY 14701	Owned	1997		397
106 East Main Street Westfield, NY 14787	Owned/Leased(3)	1998		221
Erie County branches
5751 Transit Road East Amherst, NY 14051	Owned	2003		1,106
3111 Union Road Orchard Park, NY 14127	Leased(4)	2003		370
59 Main Street Hamburg, NY 14075	Leased(5)	2005		962
3438 Delaware Ave Kenmore, NY 14217	Owned	2008		1,230
570 Dick Road Depew, NY 14043	Leased(6)	2009		116

Administrative offices:
31 East Fourth Street Dunkirk, NY 14048	Owned	2003		942
123 East Fourth Street Dunkirk, NY 14048	Owned	1995		90
415 Washington Avenue Dunkirk, NY 14048	Owned	2010		61

(1)  The building is owned. Additional parking lot is leased. The lease expires in 2014.
(2)  The building is owned.  The land is leased.  The lease expires in 2015.
(3)  The building is owned. Additional parking lot is leased. The lease expires in 2013.
(4)  The lease expires in 2017.
(5)  The lease expires in 2028.
(6)  The lease expires in 2019.

Item 3. Legal Proceedings.

At December 31, 2010, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4. [Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Lake Shore Bancorp, Inc. common stock trades on the Nasdaq Global Market under the symbol “LSBK”.  The table below shows the reported high and low sales prices of the common stock during the periods indicated.

	Sales Price		Dividend Information
Period	High	Low	Amount per Share	Date of Payment

2009
First Quarter	$8.01	$4.31	$0.05	February 13, 2009
Second Quarter	7.55	6.41	0.05	May 15, 2009
Third Quarter	8.25	7.00	0.05	August 14, 2009
Fourth Quarter	8.25	7.46	0.05	November 13, 2009

2010
First Quarter	$8.30	$7.60	$0.06	February 23, 2010
Second Quarter	8.50	7.52	0.06	May 24, 2010
Third Quarter	8.50	7.76	0.06	August 24, 2010
Fourth Quarter	9.25	7.95	0.06	November 22, 2010

On January 26, 2011, the Board of Directors of Lake Shore Bancorp declared a quarterly cash dividend of $0.07 per common share outstanding that was payable on February 22, 2011 to shareholders of record as of the close of business on February 7, 2011.  Refer to Note 22 in the Notes to our Consolidated Financial Statements.

The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend, dependent upon our earnings, financial condition and other relevant factors.

As of March 21,2011 there were approximately 1,388 record holders of Lake Shore Bancorp common stock.

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended December 31, 2010:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2010 through October 31, 2010	-	-	-	29,702
November 1, 2010 through November 30, 2010	29,700	$8.25	29,700	116,510
December 1, 2010 through December 31, 2010	10,000	$8.25	10,000	106,510
Total	39,700	$8.25	39,700	106,510

(1)   On November 17, 2010, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 116,510 shares of our outstanding common stock. This amount represented 5% of our outstanding stock not owned by the MHC as of November 23, 2010. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

Item 6.  Selected Financial Data.

Our selected consolidated financial and other data is set forth below, which is derived in part from, and should be read in conjunction with, our audited consolidated financial statements and notes thereto, beginning on page F-1 of this Form 10-K.

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Selected financial condition data:
Total assets	$479,047	$425,656	$407,833	$357,801	$354,237
Loans, net	263,031	259,174	240,463	218,711	205,677
Securities available for sale	153,924	118,381	112,863	105,922	108,016
Federal Home Loan Bank stock	2,401	2,535	2,890	3,081	2,481
Total cash and cash equivalents	33,514	22,064	29,038	10,091	18,682
Total deposits	375,785	318,414	293,248	240,828	249,637
Short-term borrowings	5,000	6,850	5,500	18,505	10,605
Long-term debt	34,160	36,150	46,460	37,940	32,750
Total stockholders’ equity	55,210	55,446	54,228	53,465	53,747
Allowance for loan losses	953	1,564	1,476	1,226	1,257
Non-performing loans	2,341	1,677	1,651	1,644	1,309
Non-performing assets	2,645	1,999	1,699	1,705	1,492

	For the year ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Selected operating data:
Interest income	$19,926	$19,693	$19,983	$18,622	$17,774
Interest expense	6,316	7,929	8,778	9,133	8,045
Net interest income	13,610	11,764	11,205	9,489	9,729
Provision for loan losses	2,115	265	391	105	158
Net interest income after provision for loan losses	11,495	11,499	10,814	9,384	9,571
Total non-interest income	3,454	2,415	600	2,002	1,805
Total non-interest expense	11,533	11,035	9,602	9,118	8,646
Income before income taxes	3,416	2,879	1,812	2,268	2,730
Income taxes	373	718	342	451	911
Net income	$3,043	$2,161	$1,470	$1,817	$1,819
Basic and diluted earnings per common share (1)	$0.53	$0.37	$0.24	$0.29	$0.24
Dividends declared per share	$0.24	$0.20	$0.19	$0.13	$0.03

(1) The Company completed an initial public offering of its common stock on April 3, 2006.

	At or for the year ended December 31,

	2010	2009	2008	2007	2006
Selected financial ratios and other data
Performance ratios:
Return on average assets	0.67%	0.52%	0.39%	0.52%	0.52%
Return on average equity	5.32%	3.93%	2.76%	3.39%	4.05%
Dividend payout ratio(1)	45.28%	54.05%	79.17%	44.83%	12.50%
Interest rate spread(2)	2.98%	2.70%	2.75%	2.42%	2.60%
Net interest margin(3)	3.21%	3.03%	3.19%	2.92%	3.00%
Efficiency ratio(4)	67.59%	77.83%	81.34%	79.35%	74.96%
Non interest expense to average total assets	2.54%	2.65%	2.53%	2.60%	2.49%
Average interest-earning assets to average interest-bearing liabilities	115.39%	116.16%	117.53%	117.94%	116.16%

Capital ratios:
Total risk-based capital to risk weighted assets(5)	20.44%	20.33%	21.78%	23.72%	23.88%
Tier 1 risk-based capital to risk weighted assets(5)	20.05%	19.95%	21.35%	22.90%	22.81%
Tangible capital to tangible assets(5)	10.28%	10.85%	11.20%	12.28%	11.68%
Tier 1 leverage (core) capital to adjustable tangible assets(5)	10.28%	10.85%	11.20%	12.28%	11.68%
Equity to total assets	11.52%	13.03%	13.30%	14.94%	15.17%

Asset quality ratios:
Non-performing loans as a percent of total net loans	0.89%	0.65%	0.69%	0.75%	0.64%
Non-performing assets as a percent of total assets	0.55%	0.47%	0.42%	0.48%	0.42%
Allowance for loan losses as a percent of total net loans	0.36%	0.60%	0.61%	0.56%	0.61%
Allowance for loan losses as a percent of non-performing loans	40.71%	93.26%	89.40%	74.57%	96.03%

Other data:
Number of full service offices	10	9	9	8	8

(1)	Represents dividends declared per share as a percent of earnings per share.
(2)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(3)	Represents the net interest income as a percent of average interest-earning assets for the period.
(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(5)
Represents the capital ratios of Lake Shore Savings Bank since Lake Shore Bancorp, Inc., as a savings and loan holding company, is not subject to formula-based requirements at the holding company level.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our consolidated financial condition and results of operations.  You should read the information in this section in conjunction with our consolidated financial statements and accompanying notes to the consolidated financial statements beginning on page F-1 of this Form 10-K, and the other statistical data provided in this Form 10-K.

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

Our operations are also affected by non-interest income, such as service fees and gains and losses on the sales of securities and loans, our provision for loan losses and non-interest expenses which include salaries and employee benefits, occupancy and equipment costs, professional fees and other general and administrative expenses.

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government.  Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability.  Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions.  Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area.  Since 1993, despite the fact that the Western New York market area has been economically stagnant, we have significantly increased in asset size and have grown from two branches to ten branches.  Since 2000 our asset size has more than doubled and we opened five new branches in Erie County, New York. We are among the largest lenders in market share of residential mortgages in Chautauqua County, New York.

Beginning in the latter half of 2007 and to a certain extent continuing into 2010, there were a number of unprecedented developments in the capital and credit markets.  While the recession is now officially over, a continued weakness in the housing markets and high unemployment rates remain.  These weaknesses can have a negative effect on a bank’s earnings and liquidity.  The Federal Reserve is still actively working on maintaining liquidity in the system and keeping interest rates at levels that promote a stronger recovery.  Consumer sentiment seems to have improved in 2010 as compared to previous years as evidenced by increased consumer spending. Still, there can be no assurance that such conditions will continue to improve and it is also possible that conditions will again deteriorate.

As discussed further above in Part I, Item 1 “Business—Regulation—Developments in Regulation of the Financial Sector,” since October 2008, numerous legislative actions, including the recently passed Dodd-Frank Act, have been taken in response to the financial crisis affecting the banking system and financial markets.  These legislative actions were implemented to help stabilize and provide liquidity to the financial system.  While we do not know all the possible outcomes from these initiatives, we can anticipate that the Company will need to dedicate more resources to ensure compliance with the new legislation, which may impact profitability.  There can be no assurance as to the actual impact any governmental program will have on the financial markets or our financial condition and results of operations.  We remain active in monitoring these developments and supporting the interests of our shareholders.

Management Strategy

Our Reputation.  Our primary management strategy has been to retain our perceived image as one of the most respected and recognized community banks in Western New York with over 119 years of service to our community.  Our management strives to accomplish this goal by continuing to emphasize our high quality customer service and financial strength.

Branching.  In April 2010, we opened our newest branch office in Depew, New York. This is our fifth branch in Erie County, New York and our tenth overall. This office had generated deposits of $21.9 million as of December 31, 2010. In December 2008, we opened an office in Kenmore, New York that has generated deposits of $30.8 million as of December 31, 2010. Our offices are located in Dunkirk, Fredonia, Jamestown, West Ellicott and Westfield, in Chautauqua County, New York and in Depew, East Amherst, Hamburg, Kenmore, and Orchard Park, in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County which is a critical component of our future profitability and growth.

Our People.  A large part of our success is related to customer service and customer satisfaction.  Having employees who understand and value our clientele and their business is a key component to our success.  We believe that our present staff is one of our competitive strengths and thus the retention of such persons and our ability to continue to attract quality personnel is a high priority.

Residential Mortgage and Other Lending.  Historically, our lending portfolio has been composed predominantly of residential mortgage loans.  At December 31, 2010 and 2009, we held $183.9 million and $185.8 million of one-to four-family residential mortgage loans, respectively, which constituted 70.3% and 71.9% of our total loan portfolio, at such respective dates.  We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At December 31, 2010 and 2009, our commercial real estate loan portfolio consisted of loans totaling $33.8 million and $28.3 million, respectively, or 12.9% and 11.0%, respectively, of total loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans.  Other loan products offered to our customers include home equity loans and lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans.  At December 31, 2010 and 2009, our commercial loan portfolio consisted of loans totaling $10.4 million and $11.4 million, respectively, or 4.0% and 4.4%, respectively, of total loans.  We may sell one-to four-

family residential loans in the future as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate.  We typically retain servicing rights when we sell one-to four-family residential loans.   One-to four-family residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy.  Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines.  At December 31, 2010 and 2009, our investment securities totaled $156.3 million and $120.9 million, respectively.

Treasury Yield Curve.  As with all community banks, we generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped.  During the past year, rates have continued to stay low as the Federal Reserve has worked to help move the economy out of the recession. The Federal Reserve has maintained the federal funds interest rate between 0.0% and 0.25%.  Between December 2009 and December 2010, yields in long-term Treasury maturities have shifted downward.  For example, the yield on the 10 year Treasury note decreased from 3.85% as of December 31, 2009 to 3.30% as of December 31, 2010, a decrease of 55 basis points.  Over that same one year time period the yield on a mortgage backed security decreased by 44 basis points.  Given the changes to the treasury yield curve and spread relationship with mortgages, our net interest margin could decline if interest rates on loans remain low or decline. In addition, if our cost of funds does not move in the same manner or to the same degree as the interest rate on loans and securities, our interest margin could decline.

Interest Rate Risk. Residential mortgage rates have decreased during the past year.  As of December 31, 2010, the monthly average commitment rate on a 30 year fixed rate residential mortgage was 4.71%, a decrease of 89 basis points from an average commitment rate of 5.60% as of December 31, 2009.  Interest rates on new loans are well below the average rate on our loan portfolio.  The lower rates on residential mortgage products for new loans often causes higher rate loans in the portfolio to be prepaid (re-financed) bringing down the overall portfolio yield. Adjustable rate mortgages continue to have their interest rates adjust downward which reduces interest income.

As a result, if interest rates rise, our cost of funds may increase, as deposits generally have shorter maturities than the assets we hold. This may cause our net interest margin to decline, as rates on longer term assets will not re-price commensurately with rates on deposit products.

We employ a third party financial advisor to assist us in managing our investment portfolio and developing balance sheet strategies.  At December 31, 2010 and December 31, 2009, we had $153.9 million and $118.4 million, respectively, invested in securities available for sale, the majority of which are agency mortgage-backed, agency collateralized mortgage obligations (“CMOs”) and municipal securities.

Other than Temporary Impairment (“OTTI”)

During 2008, we wrote down four non-agency asset-backed securities in our investment portfolio which were affected by the unprecedented events in the credit markets and the large decline in the housing market.  The write-down resulted in a pre-tax loss of $1.9 million ($1.2 million, net of tax), which was recorded in “Other Non-interest Income” in the consolidated statements of income. All four of the securities were rated “AAA” by the major rating agencies when purchased but were subsequently downgraded.  At the time of the write down, the fair market values for all of these securities experienced significant declines. The price declines, accounting rules and associated SEC guidance contributed to management’s determination that the impairment on these securities was “other-than-temporary” during 2008. During 2010, we continued to receive expected payments on the remaining securities, and one security was sold for an additional loss of $108,000.  In January 2011, one security paid off. No additional impairments in these securities or impairments on other securities were taken during the year ended December 31, 2010. Management monitors the securities portfolio for the possibility of additional OTTI on a quarterly basis. Refer to Note 3 of the Notes to Consolidated Financial Statements for more information on OTTI.

Critical Accounting Policies

It is management’s opinion that accounting estimates covering certain aspects of our business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates.  Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance for loan losses required for probable credit losses and the material effect that such judgments can have on the results of operations.  Management’s quarterly evaluation of the adequacy of the allowance considers our historical loan loss experience, review of specific loans, current economic conditions, and such other factors considered appropriate to estimate loan losses.  Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions, or economic conditions.  Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in our local area, concentrations of risk and decline in local property values. Refer to Note 6 of the Notes to Consolidated Financial Statements for more information on the allowance for loan losses.

In management’s opinion, the accounting policy relating to the valuation of investments is a critical accounting policy.  The fair values of our investments are determined using public quotations, third party dealer quotes, pricing models, or discounted cash flows.  Thus, the determination may require significant judgment or estimation, particularly when liquid markets do not exist for the item being valued.  The use of different assumptions for these valuations could produce significantly different results, which may have material positive or negative effects on results of operations.  Refer to Note 15 of the Notes to Consolidated Financial Statements for more information on fair value.

Management also considers the accounting policy relating to the impairment of investments to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the consolidated results of income.  The credit portion of a decline in the fair market value of investments below cost deemed to be other-than-temporary may be charged to earnings resulting in the establishment of a new cost basis for an asset.  Management continually reviews the current value of its investments for evidence of OTTI.  Refer to Note 3 of the Notes to Consolidated Financial Statements for more information on OTTI.

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

Average Balances, Interest and Average Yields.  The following table sets forth certain information relating to our average balance sheets and reflects the average yield on interest-earnings assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented.  Average balances are derived from daily balances over the years indicated.  The average balances for loans are net of allowance for loan losses, but include non-accrual loans.  Interest income on securities does not include a tax equivalent adjustment for bank qualified municipals.

	At December 31, 2010		For the Year ended December 31, 2010			For the Year ended December 31, 2009			For the Year ended December 31, 2008
	Actual Balance	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & Federal funds sold	$27,057	0.21%	$26,130	$56	0.21%	$18,413	$102	0.55%	$13,554	$284	2.10%
Securities	156,325	3.79%	139,942	5,922	4.23%	118,938	5,533	4.65%	109,846	5,146	4.68%
Loans	263,031	5.30%	258,150	13,948	5.40%	250,846	14,058	5.60%	228,392	14,553	6.37%
Total interest-earning assets	446,413	4.46%	424,222	$19,926	4.70%	388,197	$19,693	5.07%	351,792	$19,983	5.68%
Other assets	32,634		30,714			28,068			27,005
Total assets	$479,047		$454,936			$416,265			$378,797
Interest-bearing liabilities:
Demand and NOW accounts	$41,971	0.18%	$39,735	$74	0.19%	$37,581	$71	0.19%	$36,025	$145	0.40%
Money market accounts	47,815	0.62%	44,137	297	0.67%	28,765	221	0.77%	23,631	229	0.97%
Savings accounts	32,126	0.26%	31,434	83	0.26%	29,577	86	0.29%	28,057	154	0.55%
Time deposits	230,887	1.87%	206,977	4,320	2.09%	189,066	5,667	3.00%	154,857	5,929	3.83%
Borrowed funds	39,160	3.65%	44,050	1,428	3.24%	47,860	1,768	3.69%	55,372	2,202	3.98%
Other interest-bearing liabilities	1,284	8.88%	1,304	114	8.74%	1,339	116	8.66%	1,370	119	8.69%
Total interest bearing liabilities	393,243	1.61%	367,637	6,316	1.72%	334,188	7,929	2.37%	299,312	8,778	2.93%
Other non-interest bearing liabilities	30,594		30,135			27,141			26,244
Stockholders’ equity	55,210		57,164			54,936			53,241
Total liabilities and stockholders’ equity	$479,047		$454,936			$416,265			$378,797
Net interest income				$13,610			$11,764			$11,205
Interest rate spread					2.98%			2.70%			2.75%
Net interest margin					3.21%			3.03%			3.19%

Rate Volume Analysis.  The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  The table shows the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates.  The effect of a change in volume is measured by applying the average rate during the first year to the volume change between the two years.  The effect of changes in rate is measured by applying the change in rate between the two years to the average volume during the first year.  Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the absolute value of the change due to volume and the change due to rate.

	Year Ended December 31, 2010 Compared to Year Ended December 31, 2009			Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest earning deposits and Federal funds sold	$(78)	$32	$(46)	$(259)	$77	$(182)
Securities	(530)	919	389	(36)	423	387
Loans	(513)	403	(110)	(1,848)	1,353	(495)
Total interest-earning assets	(1,121)	1,354	233	(2,143)	1,853	(290)

Interest-bearing liabilities:
Demand and NOW accounts	(1)	4	3	(80)	6	(74)
Money market accounts	(30)	106	76	(52)	44	(8)
Savings accounts	(8)	5	(3)	(76)	8	(68)
Time deposits	(1,845)	498	(1,347)	(1,428)	1,166	(262)
Total deposits	(1,884)	613	(1,271)	(1,636)	1,224	(412)

Other interest-bearing liabilities:
Borrowed funds and other	(205)	(137)	(342)	(149)	(288)	(437)

Total interest-bearing liabilities	(2,089)	476	(1,613)	(1,785)	936	(849)

Net change in net interest income	$968	$878	$1,846	$(358)	$917	$559

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

Total assets at December 31, 2010 were $479.0 million, an increase of $53.4 million from $425.7 million at December 31, 2009.  The increase in total assets was primarily due to an increase in securities available for sale of $35.5 million and by an $11.5 million, or 51.9%, increase in cash and cash equivalents, funded primarily by a $57.4 million increase in total deposits.

Cash and cash equivalents increased from $22.1 million at December 31, 2009 to $33.5 million at December 31, 2010. The increase was primarily attributed to an $8.6 million increase in interest earning deposits and a $3.5 million increase in federal funds sold. The increase in federal funds sold and interest earning deposits was funded from growth in our Erie County, New York branch offices. Our Depew branch in Erie County opened during April 2010 and has generated deposits of $21.9 million as of December 31, 2010.

Securities available for sale increased by $35.5 million, or 30.0%, to $153.9 million at December 31, 2010 compared to $118.4 million at December 31, 2009.  The increase in securities available for sale was primarily due to purchases of $77.2 million in investment securities (predominately mortgage backed securities and municipal bonds) using funds provided by paydowns on our investment and loan portfolios and deposit growth.

Loans receivable, net increased by $3.9 million, or 1.5%, from $259.2 million at December 31, 2009 to $263.0 million at December 31, 2010. The table below shows the changes in loan volume by loan type between December 31, 2010 and December 31, 2009:

			Change
	At December 31, 2010	At December 31, 2009	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, 1-4 family	$183,929	$185,753	$(1,824)	(1.0)%
Home Equity	30,613	30,158	455	1.5%
Commercial	33,782	28,328	5,454	19.3%
Construction	616	365	251	68.8%
Total Real Estate Loans	248,940	244,604	4,336	1.8%

Commercial Loans	10,360	11,430	(1,070)	(9.4)%
Consumer Loans	2,224	2,377	(153)	(6.4)%

Total Gross Loans	261,524	258,411	3,113	1.2%
Allowance for Loan Losses	(953)	(1,564)	611	(39.1)%
Net deferred loan costs	2,460	2,327	133	5.7%
Loans receivable, net	$263,031	$259,174	$3,857	1.5%

The increase in loans receivable, net was primarily due to an increase in commercial real estate loans, partially offset by a charge off of $2.7 million in loans to one commercial customer during the third quarter of 2010. During 2010, we strategically focused on increasing our commercial real estate loan portfolio to take advantage of the opportunities available in our market area The decrease in residential, one-to four-family loans was partially due to the decision made by the Bank to not match lower competitor rates during 2010 in an effort to avoid increased interest rate risk.  The decrease is not considered to be significant in the current economic environment in comparison to other parts of the country and reflects the stability of our market area for residential mortgage loan originations.

The table below shows changes in deposit volumes by type of deposit between December 31, 2010 and December 31, 2009:

			Change
	At December 31, 2010	At December 31, 2009	$	%
	(Dollars in thousands)
Demand Deposits:
Non-interest bearing	$22,986	$21,172	$1,814	8.6%
Interest bearing	41,971	41,857	114	0.3%
Money market	47,815	37,336	10,479	28.1%
Savings	32,126	29,027	3,099	10.7%
Time deposits	230,887	189,022	41,865	22.1%

Total Deposits	$375,785	$318,414	$57,371	18.1%

The growth in deposits was primarily attributed to customers placing funds in short term core deposits, such as money market and savings accounts, and in time deposits, as a result of a lack of alternatives in the current economic and low interest rate environment.  The deposit growth can also be attributed to customers placing funds in FDIC insured accounts for financial security.   Our newest branch office in Depew, New York, which opened in April 2010, generated $21.9 million in deposits as of December 31, 2010.  The majority of these deposits were time deposits.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York, decreased by $3.8 million, or 8.9%, from $43.0 million at December 31, 2009 to $39.2 million at December 31, 2010.  Short-term borrowings decreased $1.8 million from $6.9 million at December 31, 2009 to $5.0 million at December 31, 2010 as excess federal funds and deposits were utilized to meet funding requirements. Long-term borrowings decreased $2.0 million from $36.2 million at December 31, 2009 to $34.2 million at December 31, 2010 as a result of the Company’s decision to pay off some borrowings with excess funds.

Total stockholders’ equity decreased by $236,000, or 0.4%, from $55.4 million at December 31, 2009 to $55.2 million at December 31, 2010.  The decrease was primarily due to the repurchase of $1.6 million in outstanding common stock under our stock repurchase plan during 2010, a decrease in accumulated other comprehensive income of $1.5 million and dividends paid of $530,000, offset by net income of $3.0 million and stock based compensation awards of $397,000 for the year ended December 31, 2010.

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009

General. Net income was $3.0 million for the year ended December 31, 2010, or $0.53 per diluted share, an increase of 40.8%, compared to net income of $2.2 million, or $0.37 per diluted share, for the year ended December 31, 2009.  The increase in net income was primarily due to a $1.6 million decrease in interest expenses and a $1.2 million gain on the sale of investments, offset by a $1.9 million increase in the provision for loan losses.

Net Interest Income. Net interest income increased by $1.8 million, or 15.7%, to $13.6 million for the year ended December 31, 2010 compared to the year ended December 31, 2009.  Interest income increased by $233,000 and interest expense decreased by $1.6 million for the year ended December 31,

2010 when compared to the year ended December 31, 2009.  Net interest spread and net interest margin were 2.98% and 3.21%, respectively, for the year ended December 31, 2010 compared to 2.70% and 3.03%, respectively, for the year ended December 31, 2009.

Interest Income. Interest income increased by $233,000, or 1.2%, from $19.7 million for the year ended December 31, 2009 to $19.9 million for the year ended December 31, 2010.  Loan interest income remained static during the year ended December 31, 2010 compared to the year ended December 31, 2009.  Loan interest income was positively impacted by a $7.3 million increase in average loans receivable in 2010 which was offset by a 20 basis point decline in the average yield earned on our average loan portfolio.  The average yield on our loan portfolio decreased from 5.60% to 5.40% between the years ended December 31, 2009 and 2010. Investment income increased by $389,000, or 7.0%, from $5.5 million for the year ended December 31, 2009 to $5.9 million for the year ended December 31, 2010 primarily due to increased volume of investment securities. The investment portfolio had an average balance of $139.9 million and an average yield of 4.23% for the year ended December 31, 2010 compared to an average balance of $118.9 million and an average yield of 4.65% for the year ended December 31, 2009.  Other interest income decreased by $46,000, or 45.1%, to $56,000 for the year ended December 31, 2010.  This decrease was primarily due to a decrease in the average yield earned on our federal funds sold and interest earning deposits from 0.55% to 0.21% between the years ended December 31, 2009 and 2010.  Other interest income was positively impacted by an increase in the average balance of federal funds sold and other interest earning deposits from $18.4 million for the year ended December 31, 2009 to $26.1 million for the year ended December 31, 2010.

Interest Expense. Interest expense decreased by $1.6 million, or 20.3%, from $7.9 million for the year ended December 31, 2009 to $6.3 million for the year ended December 31, 2010.  The interest expense paid on deposits decreased by $1.3 million, or 21.0%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. This decline was due to a decrease in the average rate paid on interest bearing deposits from 2.12% for the year ended December 31, 2009 to 1.48% for the year ended December 31, 2010.  The interest expense on time deposits decreased $1.3 million to $4.3 million for the year ended December 31, 2010. The average rate paid on time deposits decreased from 3.00% to 2.09% while the average balance increased from $189.1 million to $207.0 million between the years ended December 31, 2009 and 2010. Interest expense related to advances from the Federal Home Loan Bank of New York decreased $340,000, or 19.2%, to $1.4 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The average rate paid on these borrowings decreased from 3.69% to 3.24% while the average balance of these borrowings also decreased from $47.9 million to $44.1 million between the years ended December 31, 2009 and 2010.

Provision for Loan Losses.  Provision for loan losses during the year ended December 31, 2010 was $2.1 million compared to $265,000 for the year ended December 31, 2009. The increase in the provision for loan losses for the year ended December 31, 2010 was primarily due to the charge-off of $2.7 million on three commercial loans to one borrower. Despite the increase to our provision, our credit quality remains strong. The ratio of nonperforming loans to total net loans was 0.89% as of December 31, 2010. The majority of our loans are residential mortgage loans or commercial mortgage loans backed by first lien collateral on real estate located in the Western New York region. Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values. We do not hold any sub-prime loans in our loan portfolio.

Non-interest Income.  For the year ended December 31, 2010, non-interest income increased $1.0 million, or 43.0%, to $3.5 million from $2.4 million for the year ended December 31, 2009. The increase in non-interest income was primarily due to a $1.1 million net gain on the sale of investments recorded during the third quarter of 2010. In the third quarter of 2010, we sold one treasury security to take advantage of current gains in market value. We also sold 15 municipal bond securities for a gain on securities that were set to mature between 2014 and 2016 and re-invested the proceeds in longer term municipal bond securities, to take advantage of the positively sloped yield curve and increase interest income. We sold two mortgage backed securities for a loss because they had experienced severe price declines and presented increased credit risk to our investment portfolio. Service charges and fees decreased $133,000, or 6.7%, to $1.9 million for the year ended December 31, 2010 compared to 2009 due to the new federal regulations which allows customers to “opt out” of these type of fees. The “opt out” election began July 1, 2010 for new customers and August 15, 2010 for existing customers.

Non-interest Expenses.  Non-interest expenses increased by $498,000, or 4.5%, to $11.5 million for the year ended December 31, 2010 compared to $11.0 million for the year ended December 31, 2009. The increase in non-interest expenses was primarily due to an increase in salaries and employee benefits expenses of $607,000, or 11.0%, for the year ended December 31, 2010 compared to 2009 due to the hiring of an executive officer and staff for our Depew branch, annual salary increases and annual increases in health insurance premiums. Occupancy and equipment expenses increased $247,000, or 17.6%, from $1.4 million for the year ended December 31, 2009 to $1.7 million for the year ended December 31, 2010. The 2010 increase in occupancy and equipment expenses was primarily due to the opening of the Depew branch in April 2010. Advertising expenses increased $59,000, or 16.4%, from $360,000 for the year ended December 31, 2009 to $419,000 for the year ended December 31, 2010. In 2010, we had increased marketing costs associated with the opening of the Depew branch and for a new general advertising campaign. FDIC insurance premiums decreased by $173,000, or 25.6%, to $502,000 for the year ended December 31, 2010 compared to the year ended December 31, 2009. In 2009, the FDIC imposed a special assessment which cost us $185,000 in order to replenish the deposit insurance fund and increased general assessments. Professional expenses decreased by $136,000, or 11.1%, to $1.1 million primarily due to a decrease in auditing and consulting services in 2010. Other non-interest expenses decreased by $161,000, or 14.7%, to $935,000 primarily due to a loss recorded on the sale of the Company’s interest rate floor derivative product of $135,000 during 2009.

Income Taxes Expense.  Income taxes expense decreased by $345,000, or 48.1%, from $718,000 for the year ended December 31, 2009 to $373,000 for the year ended December 31, 2010.  The decrease in income taxes expense was primarily the result of a recent change in New York State bank franchise tax law. The change conforms the bad debt deduction allowed under New York State bank franchise tax law to that allowed for Federal income tax purposes. In addition, the change no longer requires a thrift institution to recapture its New York tax bad debt reserves accumulated in prior years. Because of this change in tax law, the deferred tax liability previously recognized in prior years was reversed resulting in a one-time tax benefit of $399,000.  As a result of the one-time tax benefit our effective tax rate decreased to 10.9% for the year ended December 31, 2010 compared to 24.9% for the year ended December 31, 2009. Without this one-time tax benefit, our effective tax rate would have been 22.6% for the year ended December 31, 2010, which represents a decrease in our effective tax rate from 2009 mostly due to an increase in tax exempt income derived from our municipal bond portfolio in 2010.

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

Interest Income. Interest income decreased by $290,000, or 1.5%, from $20.0 million for the year ended December 31, 2008 to $19.7 million for the year ended December 31, 2009.  Loan interest income decreased by $495,000, or 3.4%, for the year ended December 31, 2009 compared to the year ended December 31, 2008, partly due to the sale of an interest rate floor product in January 2009, as noted above.  Interest income was positively impacted by a $22.5 million increase in average loans receivable in 2009 despite a 77 basis point decrease in the yield earned on our average loan portfolio. The average yield on our loan portfolio decreased from 6.37% to 5.60% for the years ended December 31, 2008 and 2009, respectively.  Investment income increased by $387,000, or 7.5%, from $5.1 million for the year ended December 31, 2008 to $5.5 million for the year ended December 31, 2009. The investment portfolio had an average balance of $118.9 million and an average yield of 4.65% for the year ended December 31, 2009 compared to an average balance of $109.8 million and an average yield of 4.68% for the year ended December 31, 2008.  Other interest income decreased by $182,000, or 64.1%, from $284,000 for the year ended December 31, 2008 to $102,000 for the year ended December 31, 2009.  This was primarily due to a decrease on the average yield earned on our federal funds sold and interest bearing deposits from 2.1% to 0.6% for the years ended December 31, 2008 and 2009, respectively.  Other interest income was positively impacted by an increase in the average balance of federal funds sold and other interest bearing deposits from $13.6 million for the year ended December 31, 2008 to $18.4 million for the year ended December 31, 2008.

Interest Expense. Interest expense decreased by $849,000, or 9.7%, from $8.8 million for the year ended December 31, 2008 to $7.9 million for the year ended December 31, 2009.  Interest expense on deposits decreased by $412,000, or 6.4%, for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to lower interest rates being offered on deposit products during 2009 which was partially offset by a $42.4 million increase in average total deposit balances in 2009. The average yield paid on interest-bearing deposits decreased from 2.66% for the year ended December 31, 2008 to 2.12% for the year ended December 31, 2009.  Interest expense related to advances from the Federal Home Loan Bank of New York decreased $434,000, or 19.7%, for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to a $7.5 million decrease in average borrowings since December 31, 2008 and to a 0.29% decrease in the weighted average interest rate paid on borrowings.  The average yield on these borrowings decreased from 3.98% for the year ended December 31, 2008 to 3.69% for the year ended December 31, 2009.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest earning deposits at other financial institutions and funds provided from operations.  We have written agreements with the Federal Home Loan Bank of New York, which allowed us to borrow up to $128.2 million as of December 31, 2010 using pledged collateral of our mortgage loans. At December 31, 2010, we had outstanding advances under this agreement of $39.2 million.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the year ended December 31, 2010, we originated loans of approximately $55.0 million in comparison to approximately $71.4 million of loans originated during the year ended December 31, 2009.  Purchases of investment securities totaled $77.2 million in the year ended December 31, 2010 and $37.3 million in the year ended December 31, 2009.

At December 31, 2010, we had loan commitments to borrowers of approximately $7.9 million and overdraft lines of protection and unused home equity lines of credit of approximately $27.1 million.

Total deposits were $375.8 million at December 31, 2010, as compared to $318.4 million at December 31, 2009.  Time deposit accounts scheduled to mature within one year were $120.0 million at December 31, 2010.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

During 2009, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets as the U.S. economy experienced a recession. Although recent reports have indicated improvements in the macro-economic conditions, the recession has had far-reaching effects. However, our financial condition and liquidity position remained strong and in 2010, our liquidity has improved.  The ratio of non-performing loans as a percent of total net loans declined in 2010 by 24 basis points, but remains below 1% and the decline is not as severe as that experienced by other banks.

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

We do not anticipate any material capital expenditures in 2011. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than loan commitments as described in Note 18 in the Notes to our Consolidated Financial Statements and the commitments and unused lines and letters of credit noted above.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 18 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of December 31, 2010.

Accounting Polices, Standards and Pronouncements

Refer to Note 2 in the Notes to our Consolidated Financial Statements for a discussion of significant accounting policies, the impact of the adoption of new accounting standards and recent accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

The majority of our assets and liabilities are monetary in nature.  Consequently, interest rate risk is our most significant market risk.  Other types of market risk, such as movements in foreign currency exchange rates and commodity prices, do not arise in the normal course of our business operations.  Interest rate risk can be defined as an exposure to a movement in interest rates that could have an adverse effect on our net interest income.  Interest rate risk arises naturally from the imbalance in the repricing, maturity, and/or cash flow characteristics of assets and liabilities.  In periods of falling interest rates, prepayments of loans typically increase, which would lead to reduced net interest income if such proceeds could not be reinvested at a comparable spread.  Also in a falling interest rate environment, certain categories of deposits may reach a point where market forces prevent further reduction in the interest rate paid on those instruments.  During 2010, interest rates on new loans significantly declined, resulting in the repricing of some loans in our portfolio. Rates on deposits have also dropped, more than the decline on loan products rates, which has had a positive impact on interest rate spread. If interest rates begin to rise, rates on deposit products may increase while rates on our long-term loan products could remain static, due to low prepayments speeds and a decline in loan applications. An increase in interest rates may result in a negative impact on the Company’s interest rate spread and earnings.

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

Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as short-term interest rates increase.  If interest rates rise, we expect loan applications to decrease, prepayment speeds on loans and investment securities to slow down and the interest rate on our loan portfolio to remain static. We also expect interest expenses on deposits and borrowings to increase quickly, if rates rise, as these are shorter term products.  An increasing rate environment could cause a narrowing of our net interest rate spread and a decrease in our earnings.

The table below sets forth as of December 31, 2010 and 2009, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of December 31, 2010			As of December 31, 2009
Change in Interest Rates (basis points) (1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change From Base	Percentage Change from Base
	(Dollars in thousands)
+300	$26,590	(32,255)	(55)%	$25,819	$(29,559)	(53)%
+200	38,103	(20,742)	(35)%	36,192	(19,185)	(35)%
+100	49,374	(9,471)	(16)%	46,431	(8,946)	(16)%
0	58,845	–	–	55,377	–	–
-100	64,975	6,131	10%	61,726	6,349	11%

(1) Assumes an instantaneous uniform change in interest rates.  A basis point equals 0.01%.

During 2009 and 2010, the Federal Reserve Board maintained the federal funds rate between 0.0% and 0.25%, as the Federal Reserve has worked to help move the economy out of the recession.

The current interest rate environment remains challenging for banks especially with the continued weaknesses in the housing market and high unemployment rates.  However, we believe that our current equity position will allow us to weather the challenges in the current interest rate environment and to take advantage of market opportunities when conditions warrant.

Item 8.  Financial Statements and Supplementary Data.

See pages F-1 through F-47 following the signature page of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2010.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2010 fiscal year end.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2010 fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2010 fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2010 fiscal year end.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2010 fiscal year end.

Item 15.  Exhibits, Financial Statement Schedules.

15(a)(1)  Financial Statements.  The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Statements of Financial Condition as of December 31, 2010 and 2009

●	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

●	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

●	Notes to Consolidated Financial Statements

15(a)(2)  Financial Statement Schedules.  Schedules are omitted because they are not required or the information is provided elsewhere in the Consolidated Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3)  Exhibits.  The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Charter of Lake Shore Bancorp, Inc.1

3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.8

4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.3

4.2	Form of Restricted Stock Award Notice6

4.3	Form of Stock Option Certificate6

10.1	Employment Agreement between Daniel P. Reininga and Lake Shore Bancorp, Inc.10

10.2	Employment Agreement between Daniel P. Reininga and Lake Shore Savings Bank11

10.3	Form of One-Year Change in Control Agreement9

10.4	Amended and Restated Severance Pay Plan of Lake Shore Savings Bank7

10.5	1999 Executives Supplemental Benefit Plan1

10.6	Amended and Restated 2007 Executives Supplemental Benefit Plan5

10.7	1999 Directors Supplemental Benefit Plan1

10.8	Amended and Restated 2007 Directors Supplemental Benefit Plan5

10.9	Form of Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. originally effective January 1, 20062

10.10	Form of Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. amended and restated effective January 1, 2010*

10.11	Lake Shore Bancorp, Inc. 2006 Stock Option Plan4

10.12	Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan4

21.1	Subsidiaries of Lake Shore Bancorp, Inc.*

23.1	Consent of ParenteBeard LLC*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

1	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).

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

4	Incorporated herein by reference to the Proxy Statement for our October 24, 2006 special meeting of shareholders filed with the Securities and Exchange Commission on September 7, 2006.

5	Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.

6	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 3, 2007 (Registration No. 333-141829).

7	Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on November 16, 2007.

8	Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

9	Incorporated herein by reference to Exhibit 10.3 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.

10	Incorporated herein by reference to Exhibits 10.1 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.

11	Incorporated herein by reference to Exhibits 10.2 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2011.

Lake Shore Bancorp, Inc.
By:	/s/ Daniel P. Reininga
Daniel P. Reininga President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Tracy S. Bennett	Director
Tracy S. Bennett		March 31, 2011
/s/ Sharon E. Brautigam	Director
Sharon E. Brautigam		March 31, 2011
/s/ Michael E. Brunecz	Chairman of the board
Michael E. Brunecz		March 31, 2011
/s/ Reginald S. Corsi	Director
Reginald S. Corsi		March 31, 2011
/s/ James P. Foley, DDS	Director
James P. Foley, DDS		March 31, 2011
/s/ David C. Mancuso	Director
David C. Mancuso		March 31, 2011
/s/ Daniel P. Reininga	President, Chief Executive Officer and Director (principal executive officer)
Daniel P. Reininga		March 31 2011

/s/ Gary W. Winger	Vice Chairman of the Board
Gary W. Winger		March 31, 2011
/s/ Nancy L. Yocum	Director
Nancy L. Yocum		March 31, 2011
/s/ Rachel A. Foley	Chief Financial Officer (principal accounting and financial officer)
Rachel A. Foley		March 31, 2011

Lake Shore Bancorp, Inc. and Subsidiary
Table of Contents

Lake Shore Bancorp, Inc. and Subsidiary
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lake Shore Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Lake Shore Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.   An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Shore Bancorp, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ParenteBeard LLC

Pittsburgh, Pennsylvania
March 31, 2011

Lake Shore Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	December 31,
	2010	2009
	(Dollars in thousands
	except share and per share data)
Assets

Cash and due from banks	$6,457	$7,057
Interest earning deposits	16,351	7,754
Federal funds sold	10,706	7,253

Cash and Cash Equivalents	33,514	22,064

Securities available for sale	153,924	118,381
Federal Home Loan Bank stock, at cost	2,401	2,535
Loans receivable, net of allowance for loan losses 2010 $953; 2009 $1,564	263,031	259,174
Premises and equipment, net	8,966	7,950
Accrued interest receivable	1,801	1,721
Bank owned life insurance	11,119	10,842
Other assets	4,291	2,989

Total Assets	$479,047	$425,656

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Interest bearing	$352,799	$297,242
Non-interest bearing	22,986	21,172

Total Deposits	375,785	318,414

Short-term borrowings	5,000	6,850
Long-term debt	34,160	36,150
Advances from borrowers for taxes and insurance	3,027	3,070
Other liabilities	5,865	5,726

Total Liabilities	423,837	370,210

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $.01 par value per share, 25,000,000 shares authorized: 6,612,500 shares issued and 5,957,082 shares outstanding at December 31, 2010 and 6,612,500 shares issued and 6,157,162 shares outstanding at December 31, 2009	66	66
Additional paid-in capital	27,920	27,838
Treasury stock, at cost (655,418 shares at December 31, 2010 and 455,338 shares at December 31, 2009)	(6,091)	(4,467)
Unearned shares held by ESOP	(2,132)	(2,217)
Unearned shares held by RRP	(757)	(987)
Retained earnings	36,737	34,224
Accumulated other comprehensive income (loss)	(533)	989

Total Stockholders’ Equity	55,210	55,446

Total Liabilities and Stockholders’ Equity	$479,047	$425,656

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary
Consolidated Statements of Income

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$13,948	$14,058	$14,553
Investment securities, taxable	4,599	4,720	4,615
Investment securities, tax-exempt	1,323	813	531
Other	56	102	284

Total Interest Income	19,926	19,693	19,983

Interest Expense
Deposits	4,774	6,045	6,457
Short-term borrowings	18	47	233
Long-term debt	1,410	1,721	1,969
Other	114	116	119

Total Interest Expense	6,316	7,929	8,778

Net Interest Income	13,610	11,764	11,205

Provision for Loan Losses	2,115	265	391

Net Interest Income after Provision for Loan Losses	11,495	11,499	10,814

Non-Interest Income
Gain on sale of securities available for sale	1,199	-	-
Impairment charge on investment securities	-	-	(1,934)
Service charges and fees	1,868	2,001	1,985
Earnings on bank owned life insurance	277	276	400
Gain/loss on sale of loans	-	32	-
Other	110	106	149
Total Non-Interest Income	3,454	2,415	600

Non-Interest Expenses
Salaries and employee benefits	6,100	5,493	4,932
Occupancy and equipment	1,650	1,403	1,387
Professional services	1,092	1,228	1,185
Data processing	562	513	560
FDIC insurance	502	675	58
Advertising	419	360	402
Postage and supplies	273	267	266
Other	935	1,096	812

Total Non-Interest Expenses	11,533	11,035	9,602

Income before Income Taxes	3,416	2,879	1,812

Income Taxes Expense	373	718	342

Net Income	$3,043	$2,161	$1,470

Basic and diluted earnings per common share	$0.53	$0.37	$0.24
Dividends declared per share	$0.24	$0.20	$0.19

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2010, 2009 and 2008

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except share and per share data)

Balance – January 1, 2008	$66	$27,653	$(2,215)	$(2,388)	$(1,367)	$31,534	$182	$53,465

Comprehensive income:
Net income	-	-	-	-	-	1,470	-	1,470
Other comprehensive income	-	-	-	-	-	-	946	946
Total Comprehensive Income								2,416

ESOP shares earned (7,935 shares)	-	(13)	-	86	-	-	-	73
Stock based compensation	-	139	-	-	-	-	-	139
RRP shares earned (13,270 shares)	-	(25)	-	-	177	-	-	152
Purchase of treasury stock, at cost (165,873 shares)	-	-	(1,533)	-	-	-	-	(1,533)
Cash dividends declared ($0.19 per share)	-	-	-	-	-	(484)	-	(484)

Balance – December 31, 2008	$66	$27,754	$(3,748)	$(2,302)	$(1,190)	$32,520	$1,128	$54,228
Cumulative effect of adoption of revised ASC Topic 320 (net of $4 tax effect)	-	-	-	-	-	8	(8)	-
Comprehensive income:
Net income	-	-	-	-	-	2,161	-	2,161
Other comprehensive loss	-	-	-	-	-	-	(131)	(131)
Total Comprehensive Income								2,030

ESOP shares earned (7,935 shares)	-	(29)	-	85	-	-	-	56
Stock based compensation	-	148	-	-	-	-	-	148
RRP shares earned (15,198 shares)	-	(35)	-	-	203	-	-	168
Purchase of treasury stock, at cost (100,636 shares)	-	-	(719)	-	-	-	-	(719)
Cash dividends declared ($0.20 per share)	-	-	-	-	-	(465)	-	(465)

Balance – December 31, 2009	$66	$27,838	$(4,467)	$(2,217)	$(987)	$34,224	$989	$55,446

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity (continued) Years Ended December 31, 2010, 2009 and 2008

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except share and per share data)

Balance – December 31, 2009	$66	$27,838	$(4,467)	$(2,217)	$(987)	$34,224	$989	$55,446
Comprehensive income:
Net income	-	-	-	-	-	3,043	-	3,043
Other comprehensive loss	-	-	-	-	-	-	(1,522)	(1,522)
Total Comprehensive Income								1,521
ESOP shares earned (7,935 shares)	-	(21)	-	85	-	-	-	64
Stock based compensation	-	149	-	-	-	-	-	149
RRP shares earned (17,228 shares)	-	(46)	-	-	230	-	-	184
Purchase of treasury stock, at cost (200,080 shares)	-	-	(1,624)	-	-	-	-	(1,624)
Cash dividends declared ($0.24 per share)	-	-	-	-	-	(530)	-	(530)
Balance – December 31, 2010	$66	$27,920	$(6,091)	$(2,132)	$(757)	$36,737	$(533)	$55,210

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$3,043	$2,161	$1,470
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of investment securities	-	(217)	(131)
Amortization of deferred loan costs	505	473	439
Provision for loan losses	2,115	265	391
Impairment of investment securities	-	-	1,934
Recovery on previously impaired investment securities	(142)	-	-
Net gain on sale of investment securities	(1,057)	-	-
Increase in fair value of interest rate floor derivative product	-	-	(506)
Loss on sale of interest rate floor derivative product	-	135	-
Originations of loans held for sale	(243)	(6,300)	(1,209)
Proceeds from sales of loans	243	6,332	1,313
Gain on sale of loans	-	(32)	-
Net loss on disposal of premises and equipment	-	1	13
Depreciation and amortization	602	545	526
Deferred income tax expense (benefit)	111	(317)	(480)
Increase in bank owned life insurance, net	(277)	(276)	(400)
ESOP shares committed to be released	64	56	73
Prepayment of FDIC insurance premiums	-	(1,402)	-
Stock based compensation expense	333	316	291
(Increase) decrease in accrued interest receivable	(80)	9	(236)
(Increase) decrease in other assets	(463)	146	(255)
Writedowns of foreclosed real estate	6	167	102
Increase in other liabilities	139	485	848

Net Cash Provided by Operating Activities	4,899	2,547	4,183

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales	10,776	-	-
Maturities, prepayments and calls	29,600	31,824	18,587
Purchases	(77,203)	(37,519)	(25,601)
Purchases of Federal Home Loan Bank Stock	(354)	(48)	(749)
Redemptions of Federal Home Loan Bank Stock	488	403	940
Proceeds from sale of interest rate floor derivative product	-	890	-
Loan origination and principal collections, net	(6,719)	(20,122)	(23,006)
Proceeds from sale of foreclosed real estate	247	228	337
Additions to premises and equipment	(1,618)	(301)	(1,811)
Investment in unconsolidated entity	-	-	(150)

Net Cash Used in Investing Activities	(44,783)	(24,645)	(31,453)

Cash Flows from Financing Activities
Net increase in deposits	57,371	25,166	52,420
Net increase (decrease) in advances from borrowers for taxes and insurance	(43)	102	299
Net increase (decrease) in short-term borrowings	(1,850)	1,350	(13,005)
Proceeds from issuance of long-term debt	9,300	4,050	23,500
Repayment of long-term debt	(11,290)	(14,360)	(14,980)
Purchase of treasury stock	(1,624)	(719)	(1,533)
Cash dividends paid	(530)	(465)	(484)

Net Cash Provided by Financing Activities	51,334	15,124	46,217

Net Increase (Decrease) in Cash and Cash Equivalents	11,450	(6,974)	18,947

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

Cash and Cash Equivalents – Beginning	22,064	29,038	10,091

Cash and Cash Equivalents – Ending	$33,514	$22,064	$29,038

Supplementary Cash Flows Information
Interest paid	$6,322	$7,985	$8,825

Income taxes paid	$1,189	$764	$663

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$242	$708	$422

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

Lake Shore, MHC, a federally-chartered mutual holding company (the “MHC”), whose activity is not included in these consolidated financial statements, held 3,636,875 shares, or 61.1%, of the Company’s outstanding common stock as of December 31, 2010.

The Bank is engaged primarily in the business of retail banking in Erie and Chautauqua Counties of New York State. Its primary deposit products are savings and term certificate accounts and its primary lending products are residential mortgages.

The Company is a federal corporation regulated by the Office of Thrift Supervision (the “OTS”). The MHC is also federally chartered. Upon approval by the OTS, the MHC is permitted to waive the receipt of dividends paid by the Company without causing dilution to the ownership interest of the Company’s minority stockholders in the event of a conversion of the MHC to stock form. The waiving of dividends by the MHC will increase Company resources available for stock repurchases, payment of dividends to minority stockholders, and investments. As of December 31, 2010, the MHC elected to waive its right to receive cash dividends of approximately $2.9 million on a cumulative basis. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest earning deposits and federal funds which are generally sold for one to three-day periods.

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

All securities are reviewed for OTTI under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments - Debt and Equity Securities” (“ASC 320”). The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimate of potential recoveries, and other factors, then applies a discounting rate equal to the effective yield of the security. When impairment of a debt security is considered other-than-temporary, the amount of the OTTI recorded as a loss within non-interest income and thereby recognized in earnings depends on whether the Company intends to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to (has decided to) sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost bais, OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value. If the Company does not intend to sell the debt security and it is not more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, OTTI is separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss is recognized against earnings. The amount related to other market factors is recognized in other comprehensive income, net of applicable taxes.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  The restricted stock is carried at cost.

Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  The FHLB stock was not deemed to be impaired, and therefore no impairment charges were recorded during the years ended December 31, 2010, 2009 and 2008.

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Derivative Instruments

The Company follows the FASB ASC Topic 815 “Derivatives and Hedging”(“ASC 815”).  ASC 815 establishes  accounting and reporting standards for derivative instruments and for hedging activities, which require that an entity recognize all derivatives as either assets or liabilities on a balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivative qualifies as a hedge.  If a derivative qualifies as a hedge, the Company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income.  The Company does not currently hold derivative instruments or use hedge accounting.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard, loss or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value for that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Foreclosed Real Estate

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs at the date of acquisition.  Foreclosed real estate was $304,000 and $322,000 at December 31, 2010 and 2009, respectively, and was included as a component of other assets.  Proceeds from the sale of foreclosed real estate for the years ended December 31, 2010, 2009 and 2008 were $247,000, $228,000, and $337,000, respectively. This resulted in a net loss on sale of $7,000 and $39,000 for the years ended December 31, 2010 and 2009, respectively and a net gain on sale of $4,000 for the year ended December 31, 2008.  Writedowns from cost to fair value less estimated selling costs which are recorded at the time of foreclosure or repossession are charged to the Allowance for Loan Losses. Subsequent writedowns to fair value net of estimated selling costs are recorded in non-interest expense along with direct operating expenses.  Gains or losses not previously recognized, resulting from the sale of foreclosed assets are recognized in non-interest expense on the date of sale.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses (see Note 13).  BOLI involves the purchasing of life insurance by the Company on a chosen group of employees.  The Company is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from the increase in cash surrender value of the policies is included in non-interest income in the statements of income.

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Total advertising expense for the years ended December 31, 2010, 2009 and 2008 was $419,000, $360,000, and $402,000, respectively.

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

Stock Compensation Plans

At December 31, 2010, the Company had stock-based employee and non-employee compensation plans, which are described more fully in Note 14.  The Company accounts for these plans under FASB ASC Topic 718 “Compensation – Stock Compensation”.  The Company accounts for the plans using a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award.  Compensation is then recognized over the service period, which is usually the vesting period. The fair value of the stock option grants are estimated on the date of grant using the Black-Scholes options-pricing model.   Common shares awarded under the restricted stock plan are expensed based on the fair market value at the grant date. The stock option plan and restricted stock plan expenses are recognized in salaries and employee benefits expense on the consolidated statement of income.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, less unallocated shares held by the Company’s ESOP and unvested shares held by the Company’s Recognition and Retention Plan (“RRP”), during the period.  Diluted earnings per share reflects unvested RRP shares and additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion.  Potential

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Earnings per Common Share (continued)

common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock awards, and are determined using the treasury stock method.

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

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Unrealized holding losses on securities available for sale	$(1,284)	$(214)	$(385)
Reclassification adjustment related to:
Impairment charge for losses included in net income	-	-	1,934
Net realized gains included in net income	(1,057)	-	-
Recovery on previously impaired investment securities	(142)	-	-

Changes in Net Unrealized Gains (Losses)	(2,483)	(214)	1,549

Income tax benefit (expense)	961	83	(603)

Other Comprehensive Income (Loss)	$(1,522)	$(131)	$946

Restrictions on Cash and Due from Banks

The Company is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2010 and 2009 was $1,833,000 and $2,327,000, respectively.

Subsequent Events

The Company follows FASB ASC Topic 855 in accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company evaluated events occurring subsequent to December 31, 2010 through the date the consolidated financial statements are being issued, and other than as set forth in Note 22, did not identify any subsequent events requiring disclosure pursuant to the provisions of FASB ASC Topic 855.

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

New Accounting Standards

The Company adopted the section of the FASB Accounting Standards Update (“ASU”) 2010-06 “Fair Value Measurements and Disclosures” (“ASU 2010-06”) relating to disclosures about purchases, sales, issuances and settlements in the rollforward of activity in the Level 3 fair value measurements as of December 31, 2010. The Company adopted the other sections of ASU 2010-06 as of March 31, 2010. ASU 2010-06 requires a greater level of disaggregated information and more robust disclosure about valuation techniques and inputs to fair value measurements, including expanded disclosures for information about changes in the reporting entity’s Level 3 fair value measurements. ASU 2010-06 also requires additional disclosure on significant transfers between the Level 1, Level 2 and Level 3 fair value measurements. The adoption of this update did not have a material impact on the Company’s consolidated financial condition or results of operations.

The Company adopted FASB ASU 2010-20, “Receivables (“Subtopic 310”): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) effective December 31, 2010. The main objective of ASU 2010-20 is to provide financial statement users greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Existing disclosure guidance was amended to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, the amendments in ASU 2010-20 require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. These improvements will help financial statement users assess an entity’s credit risk exposures and its allowance for credit losses. Since ASU 2010-20 only requires enhanced disclosures, the adoption of this statement does not have a material impact on the Company’s consolidated financial condition or results of operations.

In January 2011, the FASB issued ASU 2011-01, “Receivables (“Subtopic 310”): “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (“ASU 2011-01”). ASU 2011-01 deferred the effective date of the disclosure requirements for public entities about troubled debt restructurings and activity in the allowance for loan losses in ASU 2010-20. The disclosures about activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. The requirements related to troubled debt restructurings are expected to be effective for interim and annual periods ending after June 15, 2011. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition or results of operations.

Reclassifications

Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform with the 2010 presentation format. These reclassifications had no effect on net income.

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale:
U.S. Treasury bonds	$8,961	$170	$(27)	$9,104
Municipal bonds	47,995	292	(2,541)	45,746
Mortgage-backed securities:
Collateralized mortgage obligations - private label	305	3	(4)	304
Collateralized mortgage obligations - government sponsored entities	71,864	1,726	(194)	73,396
Government National Mortgage Association	2,461	1	(55)	2,407
Federal National Mortgage Association	10,545	454	(133)	10,866
Federal Home Loan Mortgage Corporation	5,817	390	-	6,207
Asset-backed securities - private label	6,586	253	(1,189)	5,650
Asset-backed securities -government sponsored entities	237	-	-	237
Equity securities	22	-	(15)	7

	$154,793	$3,289	$(4,158)	$153,924

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

All of our mortgage-backed securities, including collateralized mortgage obligations, are backed by residential mortgages.

At December 31, 2010 and 2009, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation common stock.

At December 31, 2010, twenty-nine municipal bonds with a cost of $9.6 million and fair value of $9.7 million were pledged under a collateral agreement with the Federal Reserve for liquidity borrowing.  In addition at December 31, 2010, nine municipal bonds with a cost and fair value of $3.4 million were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2009, thirty municipal bonds and one U.S. Treasury bond with a cost of $10.6 million and fair value of $11.2 million were pledged under a collateral agreement with the Federal Reserve for liquidity borrowing. In addition, at December 31, 2009 seven municipal bonds with a cost of $3.0 million and fair value of $3.1 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 3 – Investment Securities (continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
December 31, 2010:
U.S. Treasury bonds	$2,049	$(27)	$-	$-	$2,049	$(27)
Municipal bonds	34,806	(2,476)	533	(65)	35,339	(2,541)
Mortgage-backed securities	14,922	(382)	183	(4)	15,105	(386)
Asset-backed securities - private label	-	-	4,757	(1,189)	4,757	(1,189)
Equity securities	7	(15)	-	-	7	(15)

	$51,784	$(2,900)	$5,473	$(1,258)	$57,257	$(4,158)
December 31, 2009:
Municipal bonds	$5,303	$(93)	$-	$-	$5,303	$(93)
Mortgage-backed securities	6,940	(74)	1,724	(124)	8,664	(198)
Asset-backed securities - private label	-	-	7,637	(1,619)	7,637	(1,619)

	$12,243	$(167)	$9,361	$(1,743)	$21,604	$(1,910)

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

At December 31, 2010 the Company’s investment portfolio included one treasury bond, 103 municipal bonds, and eight mortgage-backed securities with gross unrealized losses in the less than twelve months category. These securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of their book value, which management deemed to be immaterial, and the credit ratings remained strong. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities. The Company’s investment in equity securities is a requirement of the FHLB. These securities were not evaluated further for OTTI, despite the percentage of unrealized losses, due to immateriality.

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 3 – Investment Securities (continued)

As of December 31, 2010 the Company had two municipal bonds, two mortgage-backed securities, and four private-label asset-backed securities in the unrealized loss of twelve months or more category. Three of the four private label asset-backed securities in this category were subject to a formal OTTI review as the unrealized losses were greater than 20% of book value for the individual security, or the related credit ratings were below investment grade, or the Company’s analysis indicated a possible loss of principal. The OTTI analysis for these securities is discussed below. The remaining securities in this category were not evaluated further for OTTI as the unrealized loss was less than 20% of book value and the credit ratings remained high. The temporary impairments in these remaining securities were due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads since the time the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The following table provides information relating to the three private label asset-backed securities that were subject to a formal OTTI review as of December 31, 2010 (dollars in thousands):

					Delinquent %		Foreclosure/
Security	Book Value	Fair Value	Unrealized Gain/(Loss)	Lowest Rating	Over 60 days	Over 90 days	OREO / Bankruptcy%	OREO%
1	$2,000	$1,380	$(620)	CC	40.70%	37.30%	9.10%	1.00%
2	1,551	1,221	(330)	B	35.90%	32.60%	8.50%	0.40%
3	992	783	(209)	CCC	18.70%	15.90%	9.70%	0.50%
Total	$4,543	$3,384	$(1,159)

The three private-label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these three private-label asset-backed securities occurred due to the current challenging economic environment, rising unemployment rates, a continued decline in housing values in many areas of the country, and increased delinquency trends.  It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value did not reflect the need to record initial OTTI charges against earnings as of December 31, 2010 as the calculations of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell the securities.

Management also completed an OTTI analysis for two non-agency asset backed securities, which did not have unrealized losses as of December 31, 2010.  However, an impairment charge had been taken on these securities during 2008. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-values and credit support levels.   Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of December 31, 2010 on these securities.  Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the above table, were recorded as a component of other comprehensive income, net of tax, on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the credit related OTTI charges recognized as components of earnings (dollars in thousands):

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 3 – Investment Securities (continued)

	For the years ended December 31,
	2010	2009
Beginning balance	$1,922	$1,934
Adjustments: Cumulative effect of accounting change upon adoption of FASB ASC Topic 320	-	(12)
Additions: Credit related OTTI recorded in current period	-	-
Reductions:
Sale of security	(457)	-
Losses realized during the period on OTTI previously recognized	(147)	-
Receipt of cash flows on previously recorded OTTI	(142)	-
Ending balance	$1,176	$1,922

During the year ended December 31, 2010, management sold one private-label asset-backed security on which a credit related OTTI charge of $457,000 had been previously recorded. At the time of sale, an additional realized loss of $108,000 was recognized and recorded in the non-interest income section on the Consolidated Statements of Income.

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
December 31, 2010
After five years through ten years	$11,318	$11,500
After ten years	45,638	43,350
Mortgage-backed securities	90,992	93,180
Asset-backed securities	6,823	5,887
Equity securities	22	7
	$154,793	$153,924

The Company sold available for sale securities during the year ended December 31, 2010, for total proceeds of $10.8 million, resulting in net realized gains of $1.1 million.  The Company sold 15 municipal bonds and one U.S. Treasury bond for total proceeds of $9.7 million, resulting in realized gains of $1.4 million. The Company sold two private label asset-back securities for  total proceeds of $1.1 million, resulting in realized losses of $324,000. During the year ended December 31, 2009 and 2008, the Company did not sell any securities available for sale.

Note 4 – Derivative Instruments

In August 2006, the Company entered into a derivative contract as part of its risk management strategy to protect against market fluctuations in interest rates.  An interest rate floor was purchased for $221,000 to protect against a

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 4 – Derivative Instruments (continued)

decline in the prime rate earned on a $10 million notional amount of home equity adjustable rate loans within our loan portfolio.  The term of the interest rate floor product was 60 months.  The Company followed FASB ASC Topic 815 “Derivative and Hedging,” (“ASC Topic 815”) as amended, to account for this transaction.  ASC Topic 815 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.  Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivatives qualify as a hedge.  If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income.  The Company did not elect to use hedge accounting for this transaction.  The interest rate floor was recorded in Other Assets on the Consolidated Statements of Financial Condition and the change in fair value was recorded in Loan Interest Income on the Consolidated Statements of Income.  On January 30, 2009, the Company sold the interest rate floor.  From August 2006 through January 2009, the Company had recorded cumulative earnings of $346,000 in interest income and a cumulative increase in fair market value of $669,000, resulting in additional cash flow for the Company of $1.0 million.  When the product was sold on January 30, 2009 for $890,000, a pretax loss on the sale was recorded, as the fair market value of the product which was recorded in Other Assets on December 31, 2008 had declined by $135,000.  The loss on sale was recorded in the Other Non-Interest Expense section on the Consolidated Statements of Income.  The decision to sell the interest rate floor product was made due to management’s determination that the value of the product had reached its peak based on an evaluation of estimated prime rate changes in the future.

Note 5 - Loans Receivable

Loans receivable, net consists of the following:

	December 31,
	2010	2009
	(Dollars in thousands)
Real estate loans:
Residential, 1 - 4 family	$183,929	$185,753
Home equity	30,613	30,158
Commercial	33,782	28,328
Construction	616	365

	248,940	244,604
Commercial loans	10,360	11,430
Consumer loans	2,224	2,377

Total Loans	261,524	258,411

Allowance for loan losses	(953)	(1,564)
Net deferred loan costs	2,460	2,327

Loans Receivable, Net	$263,031	$259,174

Residential real estate loans serviced for others by the Company totaled $14.5 million and $16.9 million at December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, loans to directors and executive officers and their affiliated entities in excess of $60,000 totaled $1.1 million and $3.1 million, respectively.  During the year ended December 31, 2010, total loans to directors and executive officers were reduced by $1.7 million due to the departure of a director in February 2010 and due to total principal payments of $291,000. In 2010,  no additional loan advances were issued to this group.

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 5 - Loans Receivable (continued)

At December 31, 2010, there were approximately $128.2 million of one to four family residential real estate loans pledged as collateral for advances from the FHLB.

Most loans made by the Company are secured by borrowers’ personal or business assets. The Company considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank's capital plus reserves. At December 31, 2010, no concentrations of credit to a particular industry existed as defined by these parameters.

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

Note 6 - Allowance for Loan Losses

An analysis of changes in the allowance for loan losses is as follows:

	Years ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Balance, beginning	$1,564	$1,476	$1,226
Provision for loan losses	2,115	265	391
Charge-offs	(2,750)	(266)	(148)
Recoveries	24	89	7
Balance, ending	$953	$1,564	$1,476

Management segregates the loan portfolio into loan types and analyzes the risk level for each loan type when determining its allowance for loan losses.  The loan types are as follows:

Real Estate Loans:

●
One-to four-family– are loans secured by first lien collateral on real estate primarily held in the Western New York region.  These loans can be affected by economic conditions and the value of underlying properties.  Western New York has not been impacted as severly as other parts of the country by fluctuating real estate prices.  Furthermore, the Company has conservative underwriting standards and does not have any sub-prime loans in its loan portfolio.

●
Home equity  - are loans or lines of credit secured by second lien collateral on owner-occupied real estate primarily held in the Western New York area.  These loans can also be affected by economic conditions and the values of underlying properties.

●
Commercial Real Estate – are loans used to finance the purchase of real property, which generally consists of developed real estate that is held as first lien collateral for the loan.  These loans are secured by real estate properties that are primarily held in the Western New York region.  Commercial real estate lending involves additional risks compared with one-to four-family residential lending, because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than one-to four-family residential mortgage loans.  Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers.

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 6 - Allowance for Loan Losses (continued)

●
Construction  – are loans to finance the construction of either one-to four-family owner occupied homes or commercial real estate.  At the end of the construction period, the loan automatically converts to either a conventional or commercial mortgage, as applicable.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the estimated cost of construction.

●
Commercial Loans – includes business installment loans, lines of credit, and other commercial loans.  Most of our commercial loans have variable interest rates tied to the prime rate, and are for terms generally not in excess of 15 years.  Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower.  Commercial loans generally involve a higher degree of credit risk because the collateral underlying the loans may be in the form of intangible assets and/or inventory subject to market obsolescence.  Commercial loans can also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower.  Such risks can be significantly affected by economic conditions.

●
Consumer Loans – consist of loans secured by collateral such as an automobile or a deposit account, unsecured loans and lines of credit.  Consumer loans tend to have a higher credit risk due to the loans being either unsecured or secured by rapidly depreciable assets.  Furthermore, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

The following table summarizes allowance for loan losses bv portfolio segments as of December 31, 2010:

	Real Estate Loans				Other Loans
	1-4 Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
				(Dollars in thousands)

Allowance for Loan Losses:

Ending balance	$407	$141	$278	$1	$104	$21	$1	$953
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$407	$141	$278	$1	$104	$21	$1	$953

Loans Receivable:

Ending balance	$183,929	$30,613	$33,782	$616	$10,360	$2,224		$261,524
Ending balance: individually evaluated for impairment	$-	$-	$277	$-	$-	$-		$277

Ending balance: collectively evaluated for impairment	$183,929	$30,613	$33,505	$616	$10,360	$2,224		$261,247

Although the allocations noted above are by loan type, the allowance for loan loss is general in nature and is available to offset losses from any loan in the Company’s portfolio.

The allowance for loan losses is a valuation account that reflects the Company’s evaluation of the losses inherent

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 6 - Allowance for Loan Losses (continued)

in its loan portfolio. In order to determine the adequacy of the allowance for loan losses, the Company estimates losses by loan type using historical loss factors, as well as other environmental factors, such as trends in loan volume and loan type, loan concentrations, changes in the experience, ability and depth of the lending management, and national and local economic conditions. The Company also reviews all loans on which the collectability of principal may not be reasonably assured, by reviewing payment status, financial conditions and estimated value of loan collateral. These loans are assigned an internal loan grade, and the Company assigns the amount of loss components to these classified loans based on loan grade.

A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting scheduled payments when due. Impairment is measured on a loan-by-loan basis for commercial real estate loans and commercial loans. Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, home equity, or 1-4 family loans for impairment disclosure.

The following is a summary of information pertaining to impaired loans as of December 31st:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
2010
With no related allowance recorded:
Commercial real estate	$277	$277	$-	$211	$5
Commercial loans	-	-	-	-	-
With an allowance recorded:
Commercial real estate	-	-	-	1,566	56
Commercial loans	-	-	-	147	8
Total	$277	$277	$-	$1,924	$69

2009
With no related allowance recorded:
Commercial real estate	$146	$146	$-	$134	$-
Commercial loans	-	-	-	-	-
With an allowance recorded:
Commercial real estate	2,408	2,408	618	2,408	171
Commercial loans	257	257	80	266	14
Total	$2,811	$2,811	$698	$2,808	$185

As of December 31, 2009 the impaired loans primarily included three commercial loans held by one borrower for start-up costs related to a franchise restaurant business, totaling $2.7 million. The loans were classified as impaired in 2008 due to their delinquency status and concerns about repayment ability. These three loans were classified as “troubled debt restructurings” as defined in ASC Topic 310 in 2009.  The loans were restructured in 2009 and payments were current until the borrower’s bankruptcy filing in 2010, at which time the loans became delinquent. The loans were charged off in the 3rd quarter of 2010.

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 6 - Allowance for Loan Losses (continued)

The following table provides an analysis of past due loans as of December  31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
		(Dollars in thousands)
Real Estate Loans:
Residential, 1-4 Family	$1,435	$713	$1,490	$3,638	$180,291	$183,929
Home equity	188	116	135	439	30,174	30,613
Commercial	45	-	413	458	33,324	33,782
Construction	-	-	-	-	616	616
Other Loans:
Commercial	300	-	27	327	10,033	10,360
Consumer	13	13	70	96	2,128	2,224
Total	$1,981	$842	$2,135	$4,958	$256,566	$261,524

The following table is a summary of nonaccrual loans  and accruing loans delinquent 90 days or more by loan class for the dates indicated:

	At December 31,
	2010	2009
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real Estate Loans:
Residential, 1-4 Family	$391	$456
Home Equity	39	142
Commercial	43	65
Construction	-	-
Other loans:
Commercial	-	-
Consumer	59	1
Total	$532	$664
Loans accounted for on a non-accrual basis:
Real Estate Loans:
Residential, 1-4 Family	$1,279	$753
Home Equity	122	32
Commercial	370	192
Construction	-	-
Other loans:
Commercial	27	19
Consumer	11	17
Total	$1,809	$1,013

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 6 - Allowance for Loan Losses (continued)

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance. Interest income not recognized on non-accrual loans during the years ended December 31, 2010, 2009 and 2008, was $98,000, $44,000 and $77,000 respectively.

The Company’s policies provide for the classification of loans as follows:

●	Pass/Performing
●	Watch/Special Mention – does not currently expose the Company to a sufficient degree of risk but does possess credit deficiencies or potential weaknesses deserving the Company’s close attention;
●	Substandard - has one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected;
●
Doubtful - has all the weaknesses inherent in substandard loans with the additional characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss;  and

●	Loss - loan is considered uncollectible and continuance as a loan of the institution is not warranted.

The Company’s Asset Classification Committee is responsible for monitoring risk ratings and making changes as deemed appropriate.   Each commercial loan is individually assigned a locan classification.  The Company’s consumer loans, including residential mortgages and home equity loans, are not individually classified .  Instead the Company uses the delinquency status as the credit quality indicator for consumer loans.  Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are classified.

The following table summarizes the internal loan grades applied to the loan portfolio as of December 31, 2010:

	Pass/ Performing	Special Mention	Substandard	Doubtful	Loss	Total
Real Estate Loans:
1-4 family	$181,631	$-	$2,243	$55	$-	$183,929
Home equity	30,336	-	248	-	29	30,613
Commercial real estate	32,185	1,184	43	370	-	33,782
Construction	616	-	-	-	-	616
Commercial loans	9,706	351	199	104	-	10,360
Consumer loans	2,203	-	15	6	-	2,224
Total	$256,677	$1,535	$2,748	$535	$29	$261,524

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 7 - Premises and Equipment

Premises and equipment consist of the following:
	December 31,
	2010	2009
	(Dollars in thousands)

Land	$993	$998
Buildings and improvements	9,576	8,669
Furniture and equipment	4,160	3,475
	14,729	13,142
Accumulated depreciation	(5,763)	(5,192)
	$8,966	$7,950

Depreciation and amortization of premises and equipment amounted to $602,000, $545,000, and $526,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.  During the years ended December 31, 2010 and 2009, the Company retired assets, with total accumulated depreciation of $30,000 and $277,000, respectively.

Note 8 - Other Assets

As of December 31, 2010, included within other assets is a prepaid expense of $952,000, which represents the prepayment of FDIC quarterly risk based deposit insurance assessments. In November 2009, the FDIC announced it was requiring insured financial institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, unless an exemption was obtained from the FDIC. Under this new rule, the Company accounts for the prepayment by recording the entire amount of the prepaid assessment as a prepaid expense (an asset) as of December 30, 2009, the date the payment was made. Subsequently, the Company will record an expense (charge to earnings) for the regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted.

Also included within other assets is an investment of $500,000 in common stock of an unconsolidated entity. The investment in this entity was made during 2007 and 2008 and represents less than 5% of the outstanding equity interests of the entity. The Company accounts for this investment under the cost method of accounting as the Company is not considered to have significant influence over the operations of the entity and the cost method appropriately reflects the Company’s economic interest in the underlying investment. Under the cost method, there is no change to the cost basis unless there is an other than temporary decline in value. If the decline is determined to be other than temporary, the Company is required to write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down would be accounted for as a loss and included in non-interest income. The investment is not other than temporarily impaired at December 31, 2010. Distributions received from income on cost method investments are included in non-interest income. No distributions were received in 2008, 2009, or 2010.

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 9 - Deposits

Deposits consist of the following:

	December 31,
	2010		2009
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$22,986	-%	$21,172	-%
Interest bearing	41,971	0.17	41,857	0.20
Money market accounts	47,815	0.54	37,336	0.86
Savings accounts	32,126	0.26	29,027	0.26
Time deposits	230,887	2.00	189,022	2.44

	$375,785	1.34%	$318,414	1.60%

Scheduled maturities of time deposits at December 31, 2010 were as follows (dollars in thousands):

2011	$119,952
2012	47,885
2013	6,585
2014	8,018
2015	48,438
Thereafter	9
$230,887

As of October 2008, the FDIC temporarily increased the limits for FDIC insurance from $100,000 to $250,000 per depositor. In July 2010 the limits were permanently increased to $250,000 per depositor. Time deposits in amounts of $100,000 or more amounted to $79.6 million and $54.5 million at December 31, 2010 and 2009, respectively.

Time deposits in amounts of $250,000 or more amounted to $19.4 million and $13.0 million at December 31, 2010 and 2009, respectively.

Interest expense on deposits was as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Interest bearing checking accounts	$74	$71	$145
Money market accounts	297	221	229
Savings accounts	83	86	154
Time deposits	4,320	5,667	5,929

	$4,774	$6,045	$6,457

At December 31, 2010 and 2009, deposits of directors, executive officers and their affiliates totaled $4.0 million and $2.7 million, respectively.

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 10 - Borrowings

At December 31, 2010 and 2009, the Company had short-term borrowings from the Federal Home Loan Bank of New York (“FHLBNY”) of $5.0 million and $6.9 million, respectively.  The short-term borrowings at December 31, 2010 had fixed rates of interest ranging from 0.35% to 0.47% and mature within one year.  The weighted average interest rate was 0.40% and 0.37% as of December 31, 2010 and 2009, respectively.

At December 31, 2010, the Company had written agreements with the FHLBNY which allowed us to borrow up to $128.2 million and was collateralized by a pledge of our residential mortgage loans. At December 31, 2010, we had outstanding advances under this agreement of $39.2 million. At December 31, 2009, the Company had an unsecured line of credit with the FHLBNY of $37.9 million, with an adjustable interest rate that provided a secondary funding source for real estate lending, liquidity, and asset/liability management.  This renewable facility expired on August 9, 2010.  The Company also had an unsecured stand-by line of credit with the FHLBNY of $37.9 million at December 31, 2009.  The Company had no outstanding borrowings on either line at December 31,  2009.

Long-term debt from the FHLBNY and related contractural maturities consisted of the following:

	Weighted Average Interest Rate At December 31,		Amount Outstanding At December 31,
Maturity	2010	2009	2010	2009
			(Dollars in thousands)
2010	-	4.28%	$-	$11,290
2011	3.69%	3.69%	11,030	11,030
2012	3.05%	3.46%	12,180	9,630
2013	2.95%	3.73%	6,250	3,200
2014	3.12%	3.97%	2,700	1,000
2015	3.12%	-	1,500	-
Thereafter	3.76%	-	500	-
	3.26%	3.82%	$34,160	$36,150

Note 11 - Lease Obligations

The Company is committed under several long-term operating leases which provide for minimum lease payments.  Certain leases contain options for renewal.  Total rental expense under these operating leases amounted to $125,000, $91,000, and $91,000 as of December 31, 2010, 2009 and 2008, respectively.

The Company is also committed under two long-term capital lease agreements. One capital lease agreement had an  outstanding balance of $253,000 and $279,000 at December 31, 2010 and 2009, respectively (included in other liabilities).  This lease has  a remaining term of 7 years at December 31, 2010.  The outstanding balance of the remaining lease (included in other liabilities) at December 31, 2010 and 2009 was $1.0 million. The remaining term on this lease is 18 years.  Assets related to the two capital leases are included in premises and equipment and consist of the cost of $1.5 million less accumulated depreciation of approximately $413,000 and $349,000 at December 31, 2010 and 2009, respectively.

Minimum future lease payments for the operating and capital leases at December 31, 2010 were as follows:

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 11 - Lease Obligations (continued)

	Operating Leases	Capital Lease
	(Dollars in thousands)

2011	$138	$152
2012	139	152
2013	136	158
2014	131	165
2015	99	165
Thereafter	130	1,748

Total Minimum Lease Payments	$773	$2,540

Less: Amounts representing interest		(1,256)

Present value of minimum lease payments		$1,284

Note 12- Income Taxes

The income taxes expense (benefit) consists of the following:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Current:
Federal	$227	$985	$804
State	35	50	18
	262	1,035	822
Deferred:
Federal	620	(331)	(434)
State	(509)	14	(46)

	111	(317)	(480)

	$373	$718	$342

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income is as follows:

	Years Ended December 31,
	2010	2009	2008

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	(9.2)	1.5	(1.0)
Tax-exempt interest income	(13.3)	(9.7)	(10.0)
Life insurance income	(2.8)	(3.3)	(7.5)
Other	2.2	2.4	3.4

	10.9%	24.9%	18.9%

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 12- Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Deferred tax assets:
Deferred compensation	$1,478	$1,411
Impairment charge on securities available for sale	455	744
Allowance for loan losses	369	214
Unrealized losses on securities available for sale	336	-
Stock options granted	94	70

Total Deferred Tax Assets	2,732	2,439

Deferred tax liabilities:
Unrealized gains on securities available for sale	-	(624)
Deferred loan origination costs	(952)	(900)
Depreciation	(515)	(357)
Other	(23)	(166)

Total Deferred Tax Liabilities	(1,490)	(2,047)

Net Deferred Tax Asset	$1,242	$392

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

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests.  The 1996 federal legislation eliminated these thrift related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or bank charter.  Management has no intention of taking any such actions.  At December 31, 2010 and 2009, the Company’s total pre-1988 tax bad debt reserve was $2,240,000.  This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

In previous years, if the Company satisfied certain definitional tests and other conditions for New York State income tax purposes, the Company was permitted to take special reserve method bad debt deductions. The deductible annual addition to the state reserve was computed using a specific formula based on the Company’s loss history (“Experience Method”) or a statutory percentage equal to 32% of the Company’s New York State taxable income.  The Company used the percentage method in 2009 and 2008. In 2010, the bad debt deduction allowed under New York State bank franchise tax law was changed to conform to that allowed for Federal income tax purposes. Furthermore, the new tax law no longer required thrift institutions to recapture its New York tax bad debt reserves accumulated in prior years. As a result, the Company reversed the deferred tax liability recognized in prior years, resulting in a one-time tax benefit of $399,000, which is net of the federal tax expense.

ASC 740 “Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 12- Income Taxes (continued)

guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure  and transition.  The Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2010 and 2009.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statements of Income.

The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute.  No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.  As of December 31, 2010 there has been no material change in any uncertain tax position. The tax return for the nine month period ended December 31, 2006  and for the years ended December 31, 2007, 2008 and 2009 for the IRS remain subject to examination. The tax returns for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 for New York State remain subject to examination.

Note 13 - Employee and Director Benefit Plans

The Company maintains a 401(k) savings plan covering employees who have completed nine months of service and attained age 21.  Participants may make contributions to the 401(k) Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations.  The plan consists of three components: 401(k), Profit Sharing and Safe Harbor. For the 401(k) component, the Company makes a matching contribution equal to 40% of the participant salary deferral, up to 6% of such employee’s compensation.  For the profit sharing component, the Company makes a discretionary contribution, up to 5.1% of an eligible employee’s salary, depending on years of service.  Lastly, the Company contributes 3.4% of an eligible employee’s salary based on years of service, which is a discretionary contribution to the Safe Harbor component of the plan.  The Company’s expense for all three components of the 401(k) plan for the years ended December 31, 2010, 2009 and 2008 was $358,000, $313,000, and $154,000, respectively.  The 401(k) plan expense decreased for the year ended December 31, 2008 due to forfeiture credits which were applied against current expenses.

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan.  Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement.  Although the plans are unfunded, the Company has purchased bank owned life insurance for the purpose of funding the liability.  The cash surrender value of bank owned life insurance amounted to $6,648,000 and $6,507,000 at December 31, 2010 and 2009, respectively.  Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age.  Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries.  The Company had a liability under such plans of $1,802,000 and $1,856,000 at December 31, 2010 and 2009, respectively.  This liability was recorded in other liabilities on the consolidated statement of financial condition and was calculated using an assumed discount rate of 6% in 2010 and 2009.

Effective October 1, 2001, the Company initiated an additional non-qualified Executive Supplemental Benefit Plan and a non-qualified Director’s Supplemental Benefit Plan.  On January 1, 2007, the Company amended and restated the 2001 plans and added one director to such plans.  The Executive and Director plans are both unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement.  Under the Plan Agreement, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company.  During the fourth quarter of 2006 the Company purchased bank owned life insurance for purposes of funding this liability.  The cash surrender value of the bank owned life insurance amounted to $4,471,000 and $4,335,000 at December 31, 2010 and 2009, respectively.  Annual benefits increase at a predetermined amount until the executive or director reaches a

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 13 - Employee and Director Benefit Plans (continued)

predetermined retirement age.  Vesting requirements are based on length of service and upon reaching the vesting requirements, the predefined benefits are guaranteed to continue at the full amounts to the designated beneficiaries in the event of death.  The Company had a liability under such plans of $1,965,000 and $1,741,000 at December 31, 2010 and 2009, respectively.  This liability was recorded in other liabilities on the consolidated statement of financial condition and was calculated using an assumed discount rate of 6% in 2010 and 2009.

The Company’s expense for the non-qualified Executive Supplemental Benefit Plans and non-qualified Directors Supplemental Benefit Plans for the years ended December 31, 2010, 2009 and 2008 was $423,000, $442,000 and $589,000, respectively. The Benefit plan expense decreased during the years ended December 31, 2010 and 2009 due to participants who began receiving disbursements.

Note 14 – Stock-based Compensation

As of December 31, 2010, the Company had three stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $397,000, $372,000 and $364,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

The fair value of the January 27, 2010 stock option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 3.05%; expected volatility of 13.70%;  risk-free interest rate of 3.65%;  and expected life of 10 years. The fair value of the January 13, 2009 stock option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 3.18%; expected volatility of 35.54%; risk-free interest rate of 2.296%; and expected life of 10 years.

A summary of the status of the Stock Option Plan as of December 31, 2010, 2009 and 2008 is presented below:

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 14 – Stock-based Compensation (continued)

Stock Option Plan (continued)

	December 31, 2010			December 31, 2009			December 31, 2008
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Oustanding at beginning of year	238,258	$11.22		219,289	$11.50		241,546	$11.50
Granted	17,773	7.88		18,969	8.01		-	-
Forfeited	(6,576)	8.01		-	-		(22,257)	11.50
Outstanding at end of year	249,455	$11.07	6 years	238,258	$11.22	7 years	219,289	$11.50	8 years

Options exerciseable at end of year	180,341	$11.43	6 years	133,807	$11.50	7 years	91,065	$11.50	8 years
Fair value of options granted	$1.15			$2.33

At December 31, 2010, stock options outstanding did not have an intrinsic value (as the stock price on that date was below the exercise price) and 48,107 options remained available for grant under the stock option plan.  Compensation expense amounted to $149,000 for the year ended December 31, 2010, $148,000 for the year ended December 31, 2009, and $139,000 for the year ended December 31, 2008.  During the years ended December 31, 2010, 2009 and 2008, there were no exercises of stock options. At December 31, 2010, $171,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 11 to 48 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

The Board of Directors has granted Awards as follows:

Grant Date	Number of Restricted Stock Awards	First Vesting Period	Fair Value of Award on Grant Date	Awardees
November 15, 2006	83,305	December 31, 2007	$11.50	Management and non-employee directors
January 13, 2009	9,996	January 13, 2010	$8.01	Management and non-employee directors
January 27, 2010	11,900	January 4, 20111	$7.88	Management

1After January 4, 2011 awards will begin to vest on January 27, 2012 and each January 27th thereafter.

Awards vest at a rate of 20% per year. As of December 31, 2010, there were 55,078 shares vested or distributed to eligible participants under the RRP. Compensation expense related to the RRP amounted to $184,000 for the year ended December 31, 2010, $168,000 for the year ended December 31, 2009 and $152,000 for the year ended December 31, 2008. At December 31, 2010, $267,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 11 to 48 months.

A summary of the status of unvested shares under the RRP for the years ended December 31, 2010, 2009 and 2008 is as follows:

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 14 – Stock-based Compensation (continued)

Recognition and Retention Plan (continued)

	2010	Weighted Average Grant Price	2009	Weighted Average Grant Price	2008	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	36,530	$10.55	39,804	$11.50	66,640	$11.50
Granted	11,900	7.88	9,996	8.01	-	-
Vested	(15,265)	11.04	(13,270)	11.50	(13,270)	11.50
Forfeited	(1,619)	8.01	-	-	(13,566)	11.50
Unvested shares outstanding at end of year	31,546	$9.43	36,530	$10.55	39,804	$11.50

Employee Stock Ownership Plan (ESOP)

The Company established the ESOP for the benefit of eligible employees of the Company and the Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service.  The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.  As of December 31, 2010, the balance of the loan to the ESOP was $2.1  million and the fair value of unallocated shares was $1.8 million.  As of December 31, 2010, there were 39,675 allocated shares and 198,375 unallocated shares compared to 31,740 allocated shares and 206,310 unallocated shares at December 31, 2009 and 23,805 allocated shares and 214,245 unallocated shares at December 31, 2008.  The ESOP compensation expense was $64,000 for the year ended December 31, 2010, $56,000 for the year ended December 31, 2009, and $73,000 for the year ended December 31, 2008 based on 7,935 shares earned in each of those years.

Note 15 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2010 and 2009 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

Note 15 - Fair Value of Financial Instruments (continued)

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and December 31, 2009 are as follows:

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 15 - Fair Value of Financial Instruments (continued)

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$9,104	$9,104	$-	$-
Municipal bonds	45,746	-	45,746	-
Mortgage-backed securities:
Collateralized mortgage obligations - private label	304	-	304	-
Collateralized mortgage obligations - government sponsored entities	73,396	-	73,396	-
Government National Mortgage Association	2,407	-	2,407	-
Federal National Mortgage Association	10,866	-	10,866	-
Federal Home Loan Mortgage Corporation	6,207	-	6,207	-
Asset-backed securities:
Private label	5,650	-	1,372	4,278
Government sponsored entities	237	-	237	-
Equity securities	7	-	7	-
	$153,924	$9,104	$140,542	$4,278

Measured at fair value on a non-recurring basis:
Foreclosed real estate	$10	-	-	$10

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 15 - Fair Value of Financial Instruments (continued)

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$5,469	$5,469	$-	$-
Municipal bonds	27,967	-	27,967	-
Mortgage-backed securities:
Collateralized mortgage obligations - private label	1,765	-	1,765	-
Collateralized mortgage obligations - government sponsored entities	55,157	-	55,157	-
Government National Mortgage Association	7	-	7	-
Federal National Mortgage Association	9,989	-	9,989	-
Federal Home Loan Mortgage Corporation	10,028	-	10,028	-
Asset-backed securities:
Private label	7,637	-	2,321	5,316
Government sponsored entities	329	-	329	-
Equity securities	33	-	33	-
	$118,381	$5,469	$107,596	$5,316

Measured at fair value on a non-recurring basis:
Impaired loans	$1,967	$-	$-	$1,967
Foreclosed real estate	322	-	-	322

There were no reclassifications between the Level 1 and Level 2 categories for the year ended December 31, 2010.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 and 2009:

	2010	2009
	(Dollars in thousands)
Beginning Balance	$5,316	$4,676
Total gains (losses) – realized/unrealized:
Included in earnings	(108)	-
Included in other comprehensive income (loss)	736	(663)
Purchases, issuances and settlements	-	-
Sales	(543)	-
Principal Paydowns	(1,123)	(228)
Transfers to Level 3	-	1,531

Ending Balance	$4,278	$5,316

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 15 - Fair Value of Financial Instruments (continued)

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

Fair value on impaired loans is based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of December 31, 2010, there were no impaired loans with a specific reserve against them. Impaired loans decreased during the year ended December 31, 2010 due to the charge off of $2.6 million in impaired loans. As of December 31, 2009, impaired loans had a gross carrying amount of $2.7 million, with a valuation allowance of $698,000, resulting in additional provision for loan losses of $128,000 for the year ended December 31, 2009.

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

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$33,514	$33,514	$22,064	$22,064
Securities available for sale	153,924	153,924	118,381	118,381
Federal Home Loan Bank stock	2,401	2,401	2,535	2,535
Loans receivable	263,031	262,441	259,174	253,946
Accrued interest receivable	1,801	1,801	1,721	1,721

Financial liabilities:
Deposits	375,785	381,961	318,414	320,220
Short-term borrowings	5,000	5,000	6,850	6,850
Long-term debt	34,160	35,285	36,150	37,388
Accrued interest payable	126	126	132	132

Off-balance-sheet financial instruments	-	-	-	-

The following valuation techniques were used to measure fair value of assets in the above table:

Cash and cash equivalents (carried at cost)

The carrying amount of cash and cash equivalents approximates fair value.

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 15 - Fair Value of Financial Instruments (continued)

Securities available for sale (carried at fair value)

Fair value on available for sale securities is based upon a market approach.  Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers.  Due to the severe disruption in the credit markets during 2008 through 2010, trading activity in privately issued asset-backed securities was very limited. The markets for such securities were generally characterized by a sharp reduction to total cessation of non-agency asset-backed securities issuances, a significant reduction in trading volumes and extremely wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued asset-backed securities portfolio. Securities available for sale measured within the Level 3 category consist of asset-backed – private label securities.  Three asset-backed – private label securities were transferred to Level 3 during the year ended December 31, 2009 as a result of the continued deterioration in the market place since December 31, 2008 and the difficulty in obtaining current pricing for these securities.  In addition to obtaining estimated prices from independent parties, the Company also performed internal modeling to estimate the fair value of privately issued asset-backed securities included in the  Level 3 fair value hierarchy during the year ended December 31, 2010 and 2009 using a methodology similar to that described in fair value measurement guidance under GAAP.  The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions of loan level cash flows, including estimates about the timing and amount of credit losses and prepayments. The Company used an implied discount rate of 12%-15% to determine the Level 3 fair value.  In valuing investment securities at December 31, 2010 and 2009, the Company considered the results of its modeling and the values provided by the independent parties, but relied predominantly on the latter.

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

Note 15 - Fair Value of Financial Instruments (continued)

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

Note 16 - Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk weighted assets, tangible equity to tangible assets and Tier 1 capital to adjusted total assets.  As of December 31, 2010, the Bank meets all capital adequacy requirements to which it is subject.

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

The Bank’s actual capital amounts and ratios are presented in the following table:

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 16 - Regulatory Capital Requirements (continued)

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

As of December 31, 2010:
Total capital (to risk-weighted assets)	$49,862	20.44%	$	>19,518	>8.0%	$	>24,397	>10.0%
Tier 1 capital (to adjusted total assets)	48,915	10.28		>19,031	>4.0		>23,789	>5.0
Tangible equity (to tangible assets)	48,915	10.28		> 7,137	>1.5		N/A	N/A
Tier 1 capital (to risk-weighted assets)	48,915	20.05		> 9,759	>4.0		>14,638	>6.0

As of December 31, 2009:
Total capital (to risk-weighted assets)	$46,388	20.33%	$	>18,252	>8.0%	$	>22,815	>10.0%
Tier 1 capital (to adjusted total assets)	45,522	10.85		>16,780	>4.0		>20,974	>5.0
Tangible equity (to tangible assets)	45,522	10.85		> 6,292	>1.5		N/A	N/A
Tier 1 capital (to risk-weighted assets)	45,522	19.95		> 9,126	>4.0		>13,689	>6.0

Following is a reconciliation of Lake Shore Savings Bank’s consolidated GAAP capital to regulatory Tier 1 and Total capital at December 31, 2010 and December 31, 2009:

	December 31,
	2010	2009
	(Dollars in thousands)
GAAP (Equity) Capital	$48,329	$46,437
Plus:
Unrealized (gains) losses on available-for-sale securities, net of tax	586	(915)

Tier 1 Capital	48,915	45,522
Plus:
Allowance for loan losses (1)	953	866
Allowed unrealized gain on available-for-sale securities	-	5
Less:
Other investments required to be deducted	6	5

Total Regulatory Capital	$49,862	$46,388

(1) Does not include specific reserve set aside for impaired loans as per OTS regulatory capital requirements.

Note 17 – Earnings per Share

Earnings per share was calculated for the years ended December 31, 2010, 2009 and 2008, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the ESOP and unearned shares held by the RRP. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 17 – Earnings per Share (continued)

The calculated basic and diluted earnings per share are as follows:

	For the year ended
	2010	December 31, 2009	2008
Numerator – net income	$3,043,000	$2,161,000	$1,470,000
Denominators:
Basic weighted average shares outstanding	5,783,196	5,898,170	6,043,918
Diluted weighted average shares outstanding (1)	5,783,196	5,898,170	6,043,918

Earnings per share:
Basic and Diluted	$0.53	$0.37	$0.24

(1)
Stock options to purchase 249,455 shares under the Stock Option Plan at $11.07 per share and restricted unvested shares of 27,655 under the RRP were outstanding during 2010, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.  Stock options to purchase 238,258 shares under the Stock Option Plan at $11.22 per share and restricted unvested shares of 34,602 under the RRP were outstanding during 2009, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Stock options to purchase 219,289 shares under the Stock Option Plan at $11.50 per share and restricted unvested shares 39,804 under the RRP were outstanding during 2008, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 18 – Commitments To Extend Credit

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

The following commitments to extend credit were outstanding at these specified dates:

	Contract Amount
	December 31,
	2010	2009
	(Dollars in thousands)

Commitments to grant loans	$7,866	$7,818
Unfunded commitments under lines of credit	$27,065	$24,288

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 18 – Commitments To Extend Credit (continued)

December 31, 2010 and 2009, the Company’s fixed rate loan commitments totaled $5.5 million and $7.4 million, respectively.  The range of interest rates on these fixed rate commitments were 3.49% to 7.25% at December 31, 2010.

Note 19 – Parent Company Only Financial Information

Parent Company (Lake Shore Bancorp, Inc.) only condensed financial information is as follows:

Statements of Financial Condition

	December 31, 2010	December 31, 2009
	(Dollars in thousands)
Assets

Cash and due from banks	$2,467	$3,695
Securities available for sale	1,726	2,516
Investment in subsidiary	48,329	46,437
ESOP loan receivable	2,132	2,217
Other assets	567	581
Total assets	$55,221	$55,446

Liabilities and Stockholders’ Equity

Other liabilities	$11	$-
Total stockholders’ equity	55,210	55,446
Total liabilities and stockholders’ equity	$55,221	$55,446

Statements of Income

	2010	For the Year Ended December 31, 2009	2008
	(Dollars in thousands)
Total Interest Income	$273	$306	$381
Dividend from Bank Subsidiary	-	2,000	-
Non-Interest Expenses	444	548	318

Income (loss) before income taxes and equity in undistributed net income of subsidiary	(171)	1,758	63

Income tax (benefit) expense	(88)	(111)	7
Income (loss) before undistributed net income of subsidiary	(83)	1,869	56
Equity in undistributed net income of subsidiary	3,126	292	1,414
Net Income	$3,043	$2,161	$1,470

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 19 – Parent Company Only Financial Information (continued)

Statements of Cash Flows	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$3,043	$2,161	$1,470
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization of investment securities	(9)	6	4
Depreciation and amortization	-	2	3
Deferred income tax expense (benefit)	1	(1)	-
ESOP shares committed to be released	64	56	73
Stock based compensation expense	333	316	291
Decrease (increase) in accrued interest receivable	3	4	(2)
Increase in other assets	(244)	(375)	(49)
Increase in other liabilities	11	-	-
Equity in undistributed earnings of subsidiary	(3,126)	(292)	(1,414)
Net Cash Provided by Operating Activities	76	1,877	376
Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities, prepayments and calls	765	1,161	37
Payments received on ESOP loan	85	85	86
Investment in unconsolidated entity	-	-	(150)
Net Cash Provided by (Used in) Investing Activities	850	1,246	(27)
Cash Flows from Financing Activities
Cash dividends paid	(530)	(465)	(484)
Purchase of Treasury Stock	(1,624)	(719)	(1,533)
Net Cash Used in Financing Activities	(2,154)	(1,184)	(2,017)
Net Increase (Decrease) in Cash and Cash Equivalents	(1,228)	1,939	(1,668)
Cash and Cash Equivalents – Beginning	3,695	1,756	3,424

Cash and Cash Equivalents – Ending	$2,467	$3,695	$1,756

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 20 – Quarterly Financial Data – Unaudited

	Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(Dollars in thousands, except per share amounts)
Total interest income	$5,034	$4,946	$5,004	$4,942
Total interest expense	1,576	1,604	1,589	1,547

Net interest income	3,458	3,342	3,415	3,395
Provision for loan losses	140	1,725	200	50

Net interest income after provision for loan losses	3,318	1,617	3,215	3,345

Total non-interest income	695	1,632	581	546
Total non-interest expense	2,834	2,836	2,942	2,921

Income before income taxes	1,179	413	854	970
Income tax expense (benefit)	284	(365)	205	249

Net Income	$895	$778	$649	$721

Basic and diluted earnings per share	$0.16	$0.13	$0.11	$0.12

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(Dollars in thousands, except per share amounts)
Total interest income	$4,974	$4,943	$4,908	$4,868
Total interest expense	1,776	2,001	2,071	2,081

Net interest income	3,198	2,942	2,837	2,787
Provision for loan losses	10	95	40	120

Net interest income after provision for loan losses	3,188	2,847	2,797	2,667

Total non-interest income	637	633	600	545
Total non-interest expense	2,685	2,707	2,966	2,677

Income before income taxes	1,140	773	431	535
Income tax expense	340	171	77	130

Net Income	$800	$602	$354	$405

Basic and diluted earnings per share	$0.14	$0.10	$0.06	$0.07

Lake Shore Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 21 – Treasury Stock

During the year ended December 31, 2010, the Company repurchased 200,080 shares of common stock at an average cost of $8.12 per share. 197,640 of these shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 2,440 shares were repurchased from the trustee of the Company’s unvested RRP stock, when two awardees sold vested shares. As of December 31, 2010, there were 106,510 shares remaining to be repurchased under the existing stock repurchase program.

During the year ended December 31, 2009, the Company repurchased 100,636 shares of common stock at an average cost of $7.14 per share. 98,186 of these shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 2,450 shares were repurchased from the trustee of the Company’s unvested RRP stock, when two awardees sold vested shares.

Note 22 – Subsequent Events

On January 26, 2011, the Board of Directors declared a quarterly dividend of $0.07 per share on the Company’s common stock, payable on February 22, 2011 to shareholders of record as of February 7, 2011. Lake Shore, MHC, which owns 61.1% of the Company’s outstanding common stock elected to waive its right to receive cash dividends of $218,000 for the three month period ended December 31, 2010 and $873,000 for the year ended December 31, 2010. Cumulatively, Lake Shore, MHC has waived approximately $2.9 million of cash dividends as of December 31, 2010.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.