Form 10-Q
period 2011-03-31
Lake Shore Bancorp, Inc.
filed 2011-05-16
CIK 1341318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Common stock ($0.01 par value) 5,939,132 shares outstanding as of May 2, 2011.

PART I

Item 1. Financial Statements
LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands, except per share information)
Assets
Cash and due from banks	$7,394	$6,457
Interest earning deposits	17,187	16,351
Federal funds sold	2,676	10,706

Cash and Cash Equivalents	27,257	33,514

Securities available for sale	163,027	153,924
Federal Home Loan Bank stock, at cost	2,397	2,401
Loans receivable, net of allowance for loan losses 2011 $944; 2010 $953	266,183	263,031
Premises and equipment, net	8,888	8,966
Accrued interest receivable	2,115	1,801
Bank owned life insurance	11,182	11,119
Other assets	2,865	4,291

Total Assets	$483,914	$479,047

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Interest bearing	$352,032	$352,799
Non-interest bearing	24,732	22,986

Total Deposits	376,764	375,785
Short-term borrowings	8,800	5,000
Long-term debt	30,270	34,160
Advances from borrowers for taxes and insurance	2,100	3,027
Other liabilities	9,285	5,865

Total Liabilities	427,219	423,837

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 5,939,132 shares outstanding at March 31, 2011 and 6,612,500 shares issued and 5,957,082 shares outstanding at December 31, 2010	66	66
Additional paid-in capital	27,944	27,920
Treasury stock, at cost (673,368 shares at March 31, 2011 and 655,418 shares at December 31, 2010)	(6,260)	(6,091)
Unearned shares held by ESOP	(2,110)	(2,132)
Unearned shares held by RRP	(700)	(757)
Retained earnings	37,539	36,737
Accumulated other comprehensive income (loss)	216	(533)

Total Stockholders’ Equity	56,695	55,210

Total Liabilities and Stockholders’ Equity	$483,914	$479,047

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,505	$3,542
Investment securities, taxable	1,144	1,115
Investment securities, tax-exempt	467	276
Other	14	9
Total Interest Income	5,130	4,942
Interest Expense
Deposits	1,212	1,159
Short-term borrowings	7	7
Long-term debt	256	352
Other	28	29
Total Interest Expense	1,503	1,547

Net Interest Income	3,627	3,395

Provision for Loan Losses	20	50

Net Interest Income after Provision for Loan Losses	3,607	3,345
Non-Interest Income
Service charges and fees	421	454
Earnings on bank owned life insurance	63	61
Recovery on previously impaired investment securities	57	-
Other	39	31
Total Non-Interest Income	580	546
Non-Interest Expenses
Salaries and employee benefits	1,547	1,574
Occupancy and equipment	461	388
Professional services	273	251
Data processing	139	140
Advertising	123	155
FDIC Insurance	122	113
Postage and supplies	75	78
Other	262	222
Total Non-Interest Expenses	3,002	2,921

Income before Income Taxes	1,185	970

Income Taxes Expense	235	249

Net Income	$950	$721

Basic and diluted earnings per common share	$0.17	$0.12
Dividends declared per share	$0.07	$0.06

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 30, 2011 and 2010 (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except share and per share data)
Balance – January 1, 2010	$66	$27,838	$(4,467)	$(2,217)	$(987)	$34,224	$989	$55,446
Comprehensive income:
Net income	-	-	-	-	-	721	-	721
Other comprehensive income	-	-	-	-	-	-	111	111
Total Comprehensive Income								832

ESOP shares earned (1,984 shares)	-	(5)	-	21	-	-	-	16
Stock based compensation	-	37	-	-	-	-	-	37
RRP shares earned (4,120 shares)	-	(11)	-	-	55	-	-	44
Purchase of treasury stock, at cost (72,440 shares)	-	-	(576)	-	-	-	-	(576)
Cash dividends declared ($0.06 per share)	-	-	-	-	-	(160)	-	(160)
Balance – March 31, 2010	$66	$27,859	$(5,043)	$(2,196)	$(932)	$34,785	$1,100	$55,639

Balance – January 1, 2011	$66	$27,920	$(6,091)	$(2,132)	$(757)	$36,737	$(533)	$55,210

Comprehensive income:
Net income	-	-	-	-	-	950	-	950
Other comprehensive income	-	-	-	-	-	-	749	749
Total Comprehensive Income								1,699

ESOP shares earned (1,984 shares)	-	(1)	-	22	-	-	-	21
Stock based compensation	-	36	-	-	-	-	-	36
RRP shares earned (4,251 shares)	-	(11)	-	-	57	-	-	46
Purchase of treasury stock, at cost (17,950 shares)	-	-	(169)	-	-	-	-	(169)
Cash dividends declared ($0.07 per share)	-	-	-	-	-	(148)	-	(148)
Balance – MARCH 31, 2011	$66	$27,944	$(6,260)	$(2,110)	$(700)	$37,539	$216	$56,695

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$950	$721
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of investment securities	17	(33)
Amortization of deferred loan costs	126	103
Provision for loan losses	20	50
Recovery on previously impaired investment securities	(57)	-
Depreciation and amortization	166	140
Increase in bank owned life insurance, net	(63)	(61)
ESOP shares committed to be released	21	16
Stock based compensation expense	82	81
(Increase) decrease in accrued interest receivable	(314)	3
Decrease (increase) in other assets	954	(295)
Decrease in other liabilities	(261)	(225)

Net Cash Provided by Operating Activities	1,641	500

Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities, prepayments and calls	6,329	6,438
Purchases	(10,490)	(13,177)
Purchases of Federal Home Loan Bank Stock	-	(316)
Redemptions of Federal Home Loan Bank Stock	4	122
Loan origination and principal collections, net	(3,298)	1,558
Additions to premises and equipment	(88)	(146)

Net Cash Used in Investing Activities	(7,543)	(5,521)

Cash Flows from Financing Activities
Net increase in deposits	979	2,190
Net decrease in advances from borrowers for taxes and insurance	(927)	(866)
Net increase (decrease) in short-term borrowings	3,800	(2,100)
Proceeds from issuance of long-term debt	-	8,500
Repayment of long-term debt	(3,890)	(2,100)
Purchase of Treasury Stock	(169)	(576)
Cash dividends paid	(148)	(160)

Net Cash Provided by (Used In) Financing Activities	(355)	4,888

Net Decrease in Cash and Cash Equivalents	(6,257)	(133)

Cash and Cash Equivalents – Beginning	33,514	22,064

Cash and Cash Equivalents – Ending	$27,257	$21,931
Supplementary Cash Flows Information
Interest paid	$1,535	$1,542
Income taxes paid	$-	$375
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$-	$32
Securities purchased and not settled	$3,681	$772

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

The interim financial statements included herein as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2010.  The consolidated results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2011.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet as of March 31, 2011 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 – NEW ACCOUNTING STANDARDS

In January 2011, the FASB issued Accounting Standards Codification (“ASC”) 2011-01, “Receivables (“Subtopic 310”): “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (“ASU 2011-01”). ASU 2011-01 deferred the effective date of the disclosure requirements for public entities about troubled debt restructurings included in FASB ASU 2010-20, “Receivables (“Subtopic 310”): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The requirements related to troubled debt restructurings are effective for interim and annual periods ending after June 15, 2011. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 2 – NEW ACCOUNTING STANDARDS (continued)

In April 2011, the FASB issued ASU 2011-02, “Receivables (“Subtopic 310”): “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”). ASU 2011-02 provides additional guidance and clarification in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. This update is effective for interim and annual periods ending after June 15, 2011. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition or results of operations.

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

The components of other comprehensive income and related tax effects for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Unrealized holding gains on securities available for sale	$1,278	$181
Reclassification adjustment related to:
Recovery on previously impaired investment securities	(57)	-

Changes in Net Unrealized Gains	1,221	181
Income tax expense	(472)	(70)

Other Comprehensive Income	$749	$111

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and fair value of securities are as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Securities Available for Sale:
U.S. Treasury bonds	$10,941	$170	$(117)	$10,994
Municipal bonds	53,483	563	(1,277)	52,769
Mortgage-backed securities:
Collateralized mortgage obligations - private label	185	-	(2)	183
Collateralized mortgage obligations - government sponsored entities	67,022	1,567	(143)	68,446
Government National Mortgage Association	3,400	1	(80)	3,321
Federal National Mortgage Association	15,763	403	(173)	15,993
Federal Home Loan Mortgage Corporation	5,455	305	-	5,760
Asset-backed securities - private label	6,191	302	(1,172)	5,321
Asset-backed securities - government sponsored entities	213	18	-	231
Equity securities	22	-	(13)	9

	$162,675	$3,329	$(2,977)	$163,027

NOTE 4 – INVESTMENT SECURITIES (continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Securities Available for Sale:
U.S. Treasury bonds	$8,961	$170	$(27)	$9,104
Municipal bonds	47,995	292	(2,541)	45,746
Mortgage-backed securities:
Collateralized mortgage obligations - private label	305	3	(4)	304
Collateralized mortgage obligations - government sponsored entities	71,864	1,726	(194)	73,396
Government National Mortgage Association	2,461	1	(55)	2,407
Federal National Mortgage Association	10,545	454	(133)	10,866
Federal Home Loan Mortgage Corporation	5,817	390	-	6,207
Asset-backed securities - private label	6,586	253	(1,189)	5,650
Asset-backed securities - government sponsored entities	237	-	-	237
Equity securities	22	-	(15)	7

	$154,793	$3,289	$(4,158)	$153,924

All of our collateralized mortgage obligations are backed by residential mortgages.

At March 31, 2011 and December 31, 2010, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At March 31, 2011, twenty-nine municipal bonds with a cost of $9.6 million and fair value of $9.9 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing.  In addition, at March 31, 2011, eleven municipal bonds with a cost and fair value of $4.1 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.  At December 31, 2010, twenty-nine municipal bonds with a cost and fair value of $9.6 million and fair value of $9.7 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing.  In addition, at December 31, 2010, nine municipal bonds with a cost and fair value of $3.4 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

NOTE 4 – INVESTMENT SECURITIES (continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)

March 31, 2011:

U.S Treasury Bonds	$4,054	$(117)	$-	$-	$4,054	$(117)
Municipal bonds	27,302	(1,226)	547	(51)	27,849	(1,277)
Mortgage-backed securities	14,532	(396)	174	(2)	14,706	(398)
Asset-backed securities - private label	-	-	4,435	(1,172)	4,435	(1,172)
Equity securities	9	(13)	-	-	9	(13)

	$45,897	$(1,752)	$5,156	$(1,225)	$51,053	$(2,977)

December 31, 2010:

U.S. Treasury bonds	$2,049	$(27)	$-	$-	$2,049	$(27)
Municipal bonds	34,806	(2,476)	533	(65)	35,339	(2,541)
Mortgage-backed securities	14,922	(382)	183	(4)	15,105	(386)
Asset-backed securities - private label	-	-	4,757	(1,189)	4,757	(1,189)
Equity securities	7	(15)	-	-	7	(15)

	$51,784	$(2,900)	$5,473	$(1,258)	$57,257	$(4,158)

The Company reviews investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly.

The Company determines whether the unrealized losses are other-than-temporary in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities”.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral and the continuing performance of the securities.

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

At March 31, 2011 the Company’s investment portfolio included two U.S. Treasury bonds, 79 municipal bonds, ten mortgage-backed securities and one equity security with gross unrealized losses in the less than twelve months category. The treasury bond, municipal bonds and mortgage-backed securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of their book value, which management deemed to be immaterial, and the credit ratings remained strong.

NOTE 4 – INVESTMENT SECURITIES (continued)

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

As of March 31, 2011, the Company had two municipal bonds, one mortgage-backed security and four private-label asset-backed securities in the unrealized loss of twelve months or more category.  Three of the four private label asset backed securities in this category were subject to a formal OTTI review as the unrealized losses were greater than 20% of book value for the individual security, or the related credit ratings were below investment grade, or the Company’s analysis indicated a possible loss of principal.  The OTTI analysis for these securities is discussed below.  The remaining securities in this category were not evaluated further for OTTI as the unrealized loss was less than 20% of book value and the credit ratings remained high.  The temporary impairments in these remaining securities were due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads since the time the securities were purchased.  The Company expects these securities to be repaid in full, with no losses realized.  Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The following table provides information relating to the three private-label asset-backed securities that were subject to a formal OTTI review as of March 31, 2011 (dollars in thousands):

					Delinquent %
Security	Book Value	Fair Value	Unrealized Gain/(Loss)	Lowest Rating	Over 60 days	Over 90 days	Foreclosure/ OREO / Bankruptcy%	OREO%
1	$2,000	$1,368	$(632)	CC	44.00%	40.80%	10.60%	0.90%
2	1,477	1,148	(329)	B	37.90%	35.10%	9.60%	0.60%
3	1,000	811	(189)	CCC	22.80%	21.10%	11.10%	0.50%
Total	$4,477	$3,327	$(1,150)

The three private-label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these three private-label asset-backed securities occurred due to the current challenging economic environment, high unemployment rates, a continued decline in housing values in many areas of the country, and increased delinquency trends.  It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value did not reflect the need to record initial OTTI charges against earnings as of March 31, 2011 as the calculations of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell the securities.

Management also completed an OTTI analysis for two private-label asset backed securities, which did not have unrealized losses as of March 31, 2011.  However, an impairment charge had been taken on these securities during 2008. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-values and credit support levels.   Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were

NOTE 4 – INVESTMENT SECURITIES (continued)

not required as of March 31, 2011 on these securities.  Management also concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the above table, were recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the credit related OTTI charges recognized as components of earnings (dollars in thousands):

	For the Three Months Ended March 31, 2011	For the Year Ended December 31, 2010
Beginning balance	$1,176	$1,922
Addition: Credit related OTTI recorded in current period	-	-
Reductions: Realized loss on sale of security	-	(457)
Losses realized during the period on OTTI previously recognized	(11)	(147)
Receipt of cash flows on previously recorded OTTI	(57)	(142)
Ending balance	$1,108	$1,176

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

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2011
After five years through ten years	$13,933	$14,134
After ten years	50,491	49,629
Mortgage-backed securities	91,825	93,703
Asset-backed securities	6,404	5,552
Equity securities	22	9
	$162,675	$163,027

During the three months ended March 31, 2011 and 2010, the Company did not sell any securities available for sale.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Management segregates the loan portfolio into loan types and analyzes the risk level for each loan type when determining its allowance for loan losses.  The loan types are as follows:

Real Estate Loans:

•
One-to Four-Family– are loans secured by first lien collateral on residential real estate primarily held in the Western New York region.  These loans can be affected by economic conditions and the value of underlying properties.  Western New York has not been impacted as severely as other parts of the country by fluctuating real estate prices.  Furthermore, the Company has conservative underwriting standards and does not have any sub-prime loans in its loan portfolio.

•
Home Equity – are loans or lines of credit secured by second lien collateral on owner-occupied residential real estate primarily held in the Western New York area.  These loans can also be affected by economic conditions and the values of underlying properties.

•
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

•
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

Other Loans:

•
Commercial – includes business installment loans, lines of credit, and other commercial loans.  Most of our commercial loans have variable interest rates tied to the prime rate, and are for terms generally not in excess of 15 years.  Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower.  Commercial loans generally involve a higher degree of credit risk because the collateral underlying the loans may be in the form of intangible assets and/or inventory subject to market obsolescence.  Commercial loans can also involve relatively large loan balances to a single borrower or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower.  Such risks can be significantly affected by economic conditions.

•
Consumer – consist of loans secured by collateral such as an automobile or a deposit account, unsecured loans and lines of credit.  Consumer loans tend to have a higher credit risk due to the loans being either unsecured or secured by rapidly depreciable assets.  Furthermore, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

The allowance for loan losses is a valuation account that reflects the Company’s evaluation of the losses inherent in its loan portfolio. In order to determine the adequacy of the allowance for loan losses, the Company estimates losses by loan type using historical loss factors, as well as

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (continued)

other environmental factors, such as trends in loan volume and loan type, loan concentrations, changes in the experience, ability and depth of the lending management, and national and local economic conditions. The Company also reviews all loans on which the collectability of principal may not be reasonably assured, by reviewing payment status, financial conditions and estimated value of loan collateral. These loans are assigned an internal loan grade, and the Company assigns the amount of loss components to these classified loans based on loan grade.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2011 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of March 31, 2011:

		Real Estate Loans		Other Loans
	One-to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

Allowance for Loan Losses:
Beginning balance	$407	$141	$278	$1	$104	$21	$1	$953
Chargeoffs	-	(29)	-	-	-	(5)	-	(34)
Recoveries	4	-	-	-	-	1	-	5
Provision	(105)	(22)	72	(1)	73	4	(1)	20
Ending balance	$306	$90	$350	$-	$177	$21	$-	$944
Ending balance:individually evaluated for impairment	$-	$-	$7	$-	$-	$-	$-	$7
Ending balance:collectively evaluated for impairment	$306	$90	$343	$-	$177	$21	$-	$937

Gross Loans Receivable (1):

Ending balance	$185,097	$30,456	$35,266	$630	$10,951	$2,199		$264,599

Ending balance: individually evaluated for impairment	$-	$-	$275	$-	$-	$-		$275
Ending balance: collectively evaluated for impairment	$185,097	$30,456	$34,991	$630	$10,951	$2,199		$264,324

(1)	Gross Loans Receivable does not include allowance for loan losses of $(944) or deferred loan costs of $2,528.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (continued)

The following table summarizes the distribution of the allowance for loan losses and loans receivable bv loan portfolio class as of December 31, 2010:
		Real Estate Loans		Other Loans
	One-to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

Allowance for Loan Losses:
Ending balance	$407	$141	$278	$1	$104	$21	$1	$953
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$407	$141	$278	$1	$104	$21	$1	$953

Gross Loans Receivable (1):
Ending balance	$183,929	$30,613	$33,782	$616	$10,360	$2,224		$261,524
Ending balance: individually evaluated for impairment	$-	$-	$277	$-	$-	$-		$277
Ending balance: collectively evaluated for impairment	$183,929	$30,613	$33,505	$616	$10,360	$2,224		$261,247

(1)	Gross Loans Receivable does not include allowance for loan losses of $(953) or deferred loan costs of $2,460.

Although the allocations noted above are by loan type, the allowance for loan losses is general in nature and is available to offset losses from any loan in the Company’s portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting scheduled payments when due. Impairment is measured on a loan-by-loan basis for commercial real estate loans and commercial loans. Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, home equity, or one-to four-family loans for impairment disclosure.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (continued)

The following is a summary of information pertaining to impaired loans for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
For the three months ended March 31, 2011
With no related allowance recorded:
Commercial real estate	$132	$132	$-	$133	$3
With an allowance recorded:
Commercial real estate	136	143	7	141	5
Total	$268	$275	$7	$274	$8

For the year ended December 31, 2010
With no related allowance recorded:
Commercial real estate	$277	$277	$-	$211	$5
With an allowance recorded:
Commercial real estate	-	-	-	1,566	56
Commercial loans	-	-	-	147	8
Total	$277	$277	$-	$1,924	$69

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (continued)

The following table provides an analysis of past due loans as of dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
March 31, 2011:
Real Estate Loans:
Residential, One-to Four-Family	$1,220	$256	$1,394	$2,870	$182,227	$185,097
Home equity	129	-	117	246	30,210	30,456
Commercial	43	-	369	412	34,854	35,266
Construction	-	-	-	-	630	630
Other Loans:
Commercial	455	-	17	472	10,479	10,951
Consumer	34	2	44	80	2,119	2,199
Total	$1,881	$258	$1,941	$4,080	$260,519	$264,599
December 31, 2010:
Real Estate Loans:
Residential, One-to Four-Family	$1,435	$713	$1,490	$3,638	$180,291	$183,929
Home equity	188	116	135	439	30,174	30,613
Commercial	45	-	413	458	33,324	33,782
Construction	-	-	-	-	616	616
Other Loans:
Commercial	300	-	27	327	10,033	10,360
Consumer	13	13	70	96	2,128	2,224
Total	$1,981	$842	$2,135	$4,958	$256,566	$261,524

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (continued)

The following table is a summary of nonaccrual loans  and accruing loans delinquent 90 days or  more by loan class for the dates indicated:

	At March 31, 2011	At December 31, 2010
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real Estate Loans:
Residential, One-to Four-Family	$285	$391
Home equity	87	39
Commercial	-	43
Construction	-	-
Other loans:
Commercial	-	-
Consumer	34	59
Total	$406	$532

Loans accounted for on a non-accrual basis:
Real Estate Loans:
Residential, One-to Four-Family	$1,364	$1,279
Home Equity	128	122
Commercial	369	370
Construction	-	-
Other loans:
Commercial	24	27
Consumer	10	11
Total	$1,895	$1,809

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance. Interest income not recognized on non-accrual loans during the three month period ended March 31, 2011 and March 31, 2010 was $104,000 and $52,000 respectively.

The Company’s policies provide for the classification of loans as follows:

•	Pass/Performing
•	Watch/Special Mention – does not currently expose the Company to a sufficient degree of risk but does possess credit deficiencies or potential weaknesses deserving the Company’s close attention;
•	Substandard - has one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected;
•
Doubtful - has all the weaknesses inherent in substandard loans with the additional characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss;  and

•	Loss - loan is considered uncollectible and continuance as a loan of the Company is not warranted.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (continued)

The Company’s Asset Classification Committee is responsible for monitoring risk ratings and making changes as deemed appropriate.   Each commercial loan is individually assigned a loan classification.  The Company’s consumer loans, including residential mortgages and home equity loans, are not individually classified.  Instead the Company uses the delinquency status as the credit quality indicator for consumer loans.  Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are classified.

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of March 31, 2011:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real Estate Loans:
One-to Four-family	$183,001	$-	$2,041	$55	$-	$185,097
Home Equity	30,099	-	357	-	-	30,456
Commercial	32,403	2,452	42	369	-	35,266
Construction	630	-	-	-	-	630
Other Loans:
Commercial	10,155	560	123	113	-	10,951
Consumer	2,179	-	19	-	1	2,199
Total	$258,467	$3,012	$2,582	$537	$1	$264,599

The following table summarizes the internal loan grades applied to the loan portfolio as of December 31, 2010:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real Estate Loans:
One-to Four-family	$181,631	$-	$2,243	$55	$-	$183,929
Home Equity	30,336	-	248	-	29	30,613
Commercial	32,185	1,184	43	370	-	33,782
Construction	616	-	-	-	-	616
Other Loans:
Commercial	9,706	351	199	104	-	10,360
Consumer	2,203	-	15	6	-	2,224
Total	$256,677	$1,535	$2,748	$535	$29	$261,524

NOTE 6 – EARNINGS PER SHARE

Earnings per share was calculated for the three months ended March 31, 2011 and 2010, respectively.  Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and unearned shares held by the Recognition and Retention Plan (“RRP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

NOTE 6 – EARNINGS PER SHARE  (continued)

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Numerator – net income	$950,000	$721,000
Denominators:
Basic weighted average shares outstanding	5,690,307	5,837,357
Diluted weighted average shares outstanding(1)	5,690,307	5,837,357

Earnings per share:
Basic and Diluted:	$0.17	$0.12

(1)
Stock options to purchase 249,455 shares under the Company’s 2006 Stock Option Plan (the “Stock Option Plan”) at $11.07 per share and restricted unvested shares of 23,404 under the Recognition and Retention Plan (the RRP) were outstanding during the three month period ended March 31, 2011 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Stock options to purchase 249,455 shares under the Stock Option Plan at $11.07 per share and restricted unvested shares of 40,763 under the RRP plan were outstanding during the three month period ended March 31, 2010, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 7– COMMITMENTS TO EXTEND CREDIT

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

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Commitments to grant loans	$8,745	$7,866
Unfunded commitments under lines of credit	$27,610	$27,065

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At March 31, 2011 and December 31, 2010, the Company’s fixed rate loan commitments totaled $5.4 million and $5.5 million, respectively.  The range of interest rates on these fixed rate commitments was 4.38% to 7.25% at March 31, 2011.

NOTE 8– STOCK-BASED COMPENSATION

As of March 31, 2011, the Company had three stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $103,000 and $97,000 for the three months ended March 31, 2011 and 2010, respectively.

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

NOTE 8– STOCK-BASED COMPENSATION (continued)

A summary of the status of the Stock Option Plan for the three months ended March 31, 2011 and 2010 is presented below:

	March 31, 2011			March 31, 2010
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life

Outstanding at beginning of period	249,455	$11.07		238,258	$11.22
Granted	-			17,773	7.88
Forfeited	-			(6,576)	8.01
Outstanding at end of period	249,455	$11.07		249,455	$11.07
Options exercisable at end of period	186,046	$11.32	5 years	137,600	$11.40	6 years
Fair value of options granted				$1.15

At March 31, 2011, stock options outstanding did not have an intrinsic value (as the stock price on that date was below the exercise price) and 48,107 options remained available for grant under the stock option plan.  Compensation expense amounted to $36,000 for the quarter ended March 31, 2011 and $37,000 for the quarter ended March 31, 2010. At March 31, 2011, $135,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 8 to 45 months.

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

1After January 4, 2011, awards will begin to vest on January 27, 2012 and each January 27th thereafter.

Awards vest at a rate of 20% per year. As of March 31, 2011, there were 59,053 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $46,000 for the quarter ended March 31, 2011 and $44,000 for the quarter ended March 31, 2010. At March 31, 2011, $221,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 8 to 45 months.

NOTE 8– STOCK-BASED COMPENSATION (continued)

A summary of the status of unvested shares under the RRP for the three months ended March 31, 2011 and 2010 is as follows:

	March 31, 2011	Weighted Average Grant Price	March 31, 2010	Weighted Average Grant Price
Unvested shares outstanding at beginning of period	31,546	$9.43	36,530	$10.55
Granted	-	-	11,900	7.88
Vested	(3,975)	7.93	(1,998)	8.01
Forfeited	-	-	(1,619)	8.01
Unvested shares outstanding at end of period	27,571	$9.64	44,813	$10.04

Employee Stock Ownership Plan

The Company established the ESOP for the benefit of eligible employees of the Company and Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service.  The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.  As of March 31, 2011, the balance of the loan to the ESOP was $2.1 million and the fair value of unallocated shares was $2.0 million.  As of March 31, 2011, there were 41,659 allocated shares and 196,391 unallocated shares compared to 33,724 allocated shares and 204,326 unallocated shares at March 31, 2010. The ESOP compensation expense was $21,000 for the three months ended March 31, 2011 and $16,000 for the three months ended March 31, 2010 based on 1,984 shares earned in each of those periods.

NOTE 9– FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2011 and December 31, 2010 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

NOTE 9– FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows:
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$10,994	$10,944	$-	$-
Municipal bonds	52,769	-	52,769	-
Mortgage-backed securities:
Collateralized mortgage obligations - private label	183	-	183	-
Collateralized mortgage obligations - government sponsored entities	68,446	-	68,446	-
Government National Mortgage Association	3,321	-	3,321	-
Federal National Mortgage Association	15,993	-	15,993	-
Federal Home Loan Mortgage Corporation	5,760	-	5,760	-
Asset-backed securities:
Private label	5,321	-	1,109	4,212
Government sponsored entities	231	-	231	-
Equity securities	9	-	9	-
	$163,027	$10,994	$147,821	$4,212

Measured at fair value on a non-recurring basis:
Impaired loans	$136	$-	$-	$136

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$9,104	$9,104	$-	$-
Municipal bonds	45,746	-	45,746	-
Mortgage-backed securities:
Collateralized mortgage obligations - private label	304	-	304	-
Collateralized mortgage obligations - government sponsored entities	73,396	-	73,396	-
Government National Mortgage Association	2,407	-	2,407	-
Federal National Mortgage Association	10,866	-	10,866	-
Federal Home Loan Mortgage Corporation	6,207	-	6,207	-
Asset-backed securities:
Private label	5,650	-	1,372	4,278
Government sponsored entities	237	-	237	-
Equity securities	7	-	7	-
	$153,924	$9,104	$140,542	$4,278

Measured at fair value on a non-recurring basis:
Foreclosed real estate	$10	$-	$-	$10

There were no reclassifications between the Level 1 and Level 2 categories for the three months ended March 31, 2011.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010:
	2011	2010
	(Dollars in thousands)
Beginning Balance	$4,278	$5,316
Total gains – realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income (loss)	70	203
Total losses – realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income (loss)	(13)	(163)
Purchases, issuances and settlements	-	-
Sales	-	-
Principal paydowns	(123)	(95)
Transfers to Level 3	-	-

Ending Balance	$4,212	$5,261

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

Fair value on impaired loans is based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of March 31, 2011, impaired loans with a specific allowance had a gross carrying amount of $143,000 with a valuation allowance of $7,000, resulting in $7,000 additional provision for loan losses for the three months ended March 31, 2011. As of December 31, 2010, there were no impaired loans with a specific reserve against them.

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

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$27,257	$27,257	$33,514	$33,514
Securities available for sale	163,027	163,027	153,924	153,924
Federal Home Loan Bank stock	2,397	2,397	2,401	2,401
Loans receivable	266,183	262,356	263,031	262,441
Accrued interest receivable	2,115	2,115	1,801	1,801

Financial liabilities:
Deposits	376,764	382,631	375,785	381,961
Short-term borrowings	8,800	8,800	5,000	5,000
Long-term debt	30,270	31,142	34,160	35,285
Accrued interest payable	94	94	126	126

Off-balance-sheet financial instruments	-	-	-	-

The following valuation techniques were used to measure fair value of assets in the above table:

Cash and cash equivalents (carried at cost)

The carrying amount of cash and cash equivalents approximates fair value.

Securities available for sale (carried at fair value)

Fair value on available for sale securities is based upon a market approach.  Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers.  Due to the severe disruption in the credit markets during 2008 through March 31, 2011, trading activity in privately issued asset-backed securities was very limited. The markets for such securities were

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

generally characterized by a sharp reduction to total cessation of non-agency asset-backed securities issuances, a significant reduction in trading volumes and extremely wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued asset-backed securities portfolio. Securities available for sale measured within the Level 3 category consist of private-label asset-backed securities.  In addition to obtaining estimated prices from independent parties, the Company also performed internal modeling to estimate the fair value of private-label asset-backed securities included in the Level 3 fair value hierarchy during the three months ended March 31, 2011 and the year ended December 31, 2010 using a methodology similar to that described in fair value measurement guidance under GAAP.  The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions of loan level cash flows, including estimates about the timing and amount of credit losses and prepayments. The Company used an implied discount rate of 12%-15% to determine the Level 3 fair value.  In valuing investment securities at March 31, 2011 and December 31, 2010, the Company considered the results of its modeling and the values provided by the independent parties, but relied predominantly on the latter.

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

NOTE 10 – TREASURY STOCK

During the quarter ended March 31, 2011, the Company repurchased 17,950 shares of common stock at an average cost of $9.39 per share. Of these shares 15,000 were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 2,950 shares were repurchased from the trustee of the Company’s unvested RRP stock, when an awardee sold vested shares. As of March 31, 2011, there were 91,510 shares remaining to be repurchased under the Company’s existing stock repurchase program.

During the quarter ended March 31, 2010, the Company repurchased 72,440 shares of common stock at an average cost of $7.95 per share. Of these shares 70,000 were repurchased pursuant to the Company’s publicly announced common stock repurchase programs.  The remaining 2,440 shares were repurchased from the trustee of the Company’s unvested RRP stock, when two awardees sold vested shares. As of March 31, 2010, there were 117,642 shares remaining to be purchased under the existing stock repurchase program.

NOTE 11 – SUBSEQUENT EVENTS

On April 27, 2011, the Board of Directors declared a quarterly dividend of $0.07 per share on the Company’s common stock, payable on May 24, 2011 to shareholders of record as of May 9, 2011. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 61.2% of the Company’s total outstanding stock, intends to waive receipt of the dividend on its shares (except for a one-time payment of $57,576 to raise cash levels at the MHC level in accordance with a commitment to the Office of Thrift Supervision).  Lake Shore, MHC elected to waive its right to receive cash dividends of approximately $255,000 for the three month period ended March 31, 2011. Cumulatively, Lake Shore, MHC has waived approximately $3.1 million of cash dividends as of March 31, 2011.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

The following factors, including the factors set forth in Part II, Item 1A of this and previous Quarterly Reports on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

•	general and local economic conditions;

•	changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values and competition;

•	the ability of our customers to make loan payments;

•	our ability to continue to control costs and expenses;

•	changes in accounting principles, policies or guidelines;

•	our success in managing the risks involved in our business;

•	inflation, and market and monetary fluctuations;

•	changes in legislation or regulation, including the implementation of the Dodd-Frank Act; and

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of March 31, 2011 compared to the financial condition as of December 31, 2010 and the consolidated results of operations for the three months ended March 31, 2011 and 2010.

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

Our operations are also affected by non-interest income, such as service fees and gains and losses on the sales of securities and loans, our provision for loan losses and non-interest expenses, which include salaries and employee benefits, occupancy and equipment costs, professional fees, and other general and administrative expenses.

Financial institutions like us, in general, are significantly affected by economic conditions, competition and the monetary and fiscal policies of the federal government.  Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability.  Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions.  Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area.

Management Strategy

Our Reputation.  With more than 120 years of service to our community, our primary management strategy has been to maintain our reputation as one of the most respected and recognized community banks in Western New York.  We strive to accomplish this goal by continuing to emphasize our high quality customer service and financial strength.  We are one of the largest lenders in market share of residential mortgages in Chautauqua County.

Branching.  In April 2010, we opened our newest branch in Depew, New York. This is our fifth branch in Erie County, New York, and our tenth overall. This office had generated deposits of $22.9 million as of March 31, 2011. In December 2008, we opened an office in Kenmore, New York, that has generated deposits of $30.4 million as of March 31, 2011. Our offices are located in Dunkirk, Fredonia, Jamestown, West Ellicott, and Westfield in Chautauqua County, New York and in Depew, East Amherst, Hamburg, Kenmore, and Orchard Park in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

Our People.  A large part of our success is related to customer service and customer satisfaction.  Having employees who understand and value our clientele and their business is a key component to our success.  We believe that our present staff is one of our competitive strengths, and thus the retention of such persons and our ability to continue to attract high quality personnel is a high priority.

Residential Mortgage and Other Lending.  Historically, our lending portfolio has been comprised predominantly of residential mortgage loans.  At March 31, 2011 and December 31, 2010, we held $185.1 million and $183.9 million of one-to four-family residential mortgage loans, respectively, which constituted 70.0% and 70.3% of our total loan portfolio, at such respective dates.  We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate.  At March 31, 2011 and December 31, 2010, our commercial real estate loan portfolio consisted of loans totaling $35.3 million and $33.8 million, respectively, or 13.3% and 12.9%, respectively, of total loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans.  At March 31, 2011 and December 31, 2010, our commercial loan portfolio consisted of loans totaling $11.0 million and $10.4 million, respectively, or 4.1% and 4.0%, respectively, of total loans.  Other loan products offered to our customers include home equity loans and lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans.  We may sell one-to four-family residential mortgage loans in the future as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate. We typically retain servicing rights when we sell one-to four-family residential loans. one-to four-family residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy.  Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines.  At March 31, 2011 and December 31, 2010, our investment securities totaled $165.4 million and $156.3 million, respectively.

Management of Interest Rate Risk

Treasury Yield Curve.  As with all community banks, we generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped.  During the past year, rates have continued to stay low as the Federal Reserve has worked to help move the economy out of the recession. The Federal Reserve has maintained the federal funds interest rate between 0.0% and 0.25%.  Between March 2010 and March 2011, yields in long-term Treasury maturities have shifted downward.  For example, the yield on the 10 year Treasury note decreased from 3.84% as of March 31, 2010 to 3.47% as of March 31, 2011, a decrease of 37 basis points.  Over that same one year time period the yield on a mortgage backed security decreased by 22 basis points.  Given the changes to the treasury yield curve and spread relationship with mortgages, our net interest margin could decline if interest rates on loans remain low or decline. In addition, if our cost of funds does not move in the same manner or to the same degree as the interest rates on loans and securities, our net interest margin could decline.

Interest Rate Risk. Residential mortgage rates have continued to decline during the past year.  As of March 31, 2011, the monthly average commitment rate on a 30 year fixed rate residential mortgage was 5.1275%, a decrease of 19.75 basis points from an average commitment rate of 5.325% as of March 31, 2010.  Interest rates on new loans are still well below the average rate on our loan portfolio.  The lower rates on residential mortgage products for new loans often causes higher rate loans in the portfolio to be prepaid (re-financed) bringing down the overall portfolio yield. Adjustable rate mortgages continue to have their interest rates adjust downward which reduces interest income.

As a result, if interest rates rise, our cost of funds may increase, as deposits generally have shorter maturities than the assets we hold. This may cause our net interest margin to decline, as rates on longer term assets will not re-price commensurately with rates on deposit products.

We employ a third party financial advisor to assist us in managing our investment portfolio and developing balance sheet strategies.  At March 31, 2011 and December 31, 2010, we had $163.0 million and $153.9 million, respectively, invested in securities available for sale, the majority of which are agency mortgage-backed, agency collateralized mortgage obligations (“CMOs”) and municipal securities.

Other than Temporary Impairment (“OTTI”)

During 2008, we wrote down four non-agency asset-backed securities in our investment portfolio which were affected by the unprecedented events in the credit markets and the large decline in the housing market.  The write-down resulted in a pre-tax loss of $1.9 million ($1.2 million, net of tax), which was recorded in “Other Non-interest Income” in the consolidated statements of income. All four of the securities were rated “AAA” by the major rating agencies when purchased but were subsequently downgraded.  At the time of the write down, the fair market values for all of these securities experienced significant declines. The price declines, accounting rules and associated SEC guidance contributed to management’s determination that the impairment on these securities was “other-than-temporary” during

2008. During the first quarter of 2011, we continued to receive expected payments on the remaining securities.  In January 2011, one security paid off. No additional impairments in these securities or impairments on other securities were taken during the three month period ended March 31, 2011 or the year ended December 31, 2010. Management monitors the securities portfolio for the possibility of additional OTTI on a quarterly basis. Refer to Note 4 of the Notes to Consolidated Financial Statements for more information on OTTI.

Critical Accounting Policies

It is management’s opinion that accounting estimates covering certain aspects of our business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates.  Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance for loan losses required for probable credit losses and the material effect that such judgments can have on the results of operations.  Management’s quarterly evaluation of the adequacy of the allowance considers our historical loan loss experience, review of specific loans, current economic conditions, and such other factors considered appropriate to estimate loan losses.  Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions, or economic conditions.  Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in our local area, concentrations of risk and decline in local property values. Refer to Note 5 of the Notes to Consolidated Financial Statements for more information on the allowance for loan losses.

In management’s opinion, the accounting policy relating to the valuation of investments is a critical accounting policy.  The fair values of our investments are determined using public quotations, third party dealer quotes, pricing models, or discounted cash flows.  Thus, the determination may require significant judgment or estimation, particularly when liquid markets do not exist for the item being valued.  The use of different assumptions for these valuations could produce significantly different results which may have material positive or negative effects on the results of our operations.  Refer to Note 9 of the Notes to Consolidated Financial Statements for more information on fair value.

Management also considers the accounting policy relating to the impairment of investments to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the consolidated results of income.  The credit portion of a decline in the fair value of investments below cost deemed to be other-than-temporary may be charged to earnings resulting in the establishment of a new cost basis for an asset.  Management continually reviews the current value of its investments for evidence of OTTI.  Refer to Note 4 of the Notes to Consolidated Financial Statements for more information on OTTI.

These critical policies and their application are reviewed periodically by our Audit Committee and our Board of Directors.  All accounting policies are important, and as such, we encourage the reader to review each of the policies included in the notes to the consolidated financial statements of our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2010 to better understand how our financial performance is reported.

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

	For the Three Months ended March 31, 2011			For the Three Months ended March 31, 2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & Federal funds sold	$24,571	$14	0.23%	$16,130	$9	0.22%
Securities	158,932	1,611	4.05%	122,900	1,391	4.53%
Loans	263,617	3,505	5.32%	257,659	3,542	5.50%
Total interest-earning assets	447,120	5,130	4.59%	396,689	4,942	4.98%
Other assets	32,477			29,770
Total assets	$479,597			$426,459
Interest-bearing liabilities:
Demand and NOW accounts	$40,089	$17	0.17%	$38,842	$18	0.19%
Money market accounts	48,350	66	0.55%	40,908	76	0.74%
Savings accounts	32,746	17	0.21%	29,671	19	0.26%
Time deposits	230,545	1,112	1.93%	187,550	1,046	2.23%
Borrowed funds	39,109	263	2.69%	45,091	359	3.18%
Other interest-bearing liabilities	1,280	28	8.75%	1,318	29	8.80%
Total interest-bearing liabilities	392,119	1,503	1.53%	343,380	1,547	1.80%
Other non-interest bearing liabilities	31,291			27,005
Stockholders’ equity	56,187			56,074
Total liabilities and stockholders’ equity	$479,597			$426,459
Net interest income		$3,627			$3,395
Interest rate spread			3.06%			3.18%
Net interest margin			3.24%			3.42%

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

	hree Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and Federal funds sold	$-	$5	$5
Securities	(156)	376	220
Loansdeposits, including fees	(118)	81	(37)

Total interest-earning assets	(274)	462	188

Interest-bearing liabilities:
Demand and NOW accounts	(2)	1	(1)
Money market accounts	(22)	12	(10)
Savings accounts	(4)	2	(2)
Time deposits	(153)	219	66

Total deposits	(181)	234	53
Other interest-bearing liabilities:
Borrowed funds and other	(52)	(45)	(97)

Total interest-bearing liabilities	(233)	189	(44)

Total change in net interest income	$(41)	$273	$232

Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase.  Conversely, a majority of our interest-bearing liabilities have much shorter contractual maturities and are expected to reprice.  A significant portion of our deposits have no contractual maturities and are likely to reprice quickly as short-term interest rates increase.  Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio.  An increasing rate environment is expected to cause a decrease in our net interest rate spread and a decrease in our earnings.  In order to mitigate this effect, the Bank's Asset-Liability Committee is continuing to review its options in relation to core deposit growth, implementation of new products and use of derivatives.

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

For the three months ended March 31, 2011, the average yields on our loan portfolio and investment portfolios were 5.32% and 4.05%, respectively, in comparison to 5.50% and 4.53%, respectively, for the three months ended March 31, 2010. Overall, the average yield on our interest earning assets decreased by 39 basis points for the three months ended March 31, 2011 in comparison to the three months ended March 31, 2010.  For the three months ended March 31, 2011, the average rate that we were paying on interest-bearing liabilities decreased by 27 basis points in comparison to the same period in the prior year.  This was partially due to a decrease in the interest paid on our borrowings from 3.18% to 2.69% between the three months ended March 31, 2011 and 2010 and a 30 basis point decrease in the rate paid on time deposits from 2.23% for the three months ended March 31, 2010 to 1.93% for the three months ended March 31, 2011.  Our interest rate spread for the three months ended March 31, 2011 was 3.06%, which constituted a 12 basis point decrease in comparison to the three months ended March 31, 2010.  Our net interest margin was 3.24% and 3.42% for the three months ended March 31, 2011 and 2010, respectively.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets at March 31, 2011 were $483.9 million, an increase of $4.9 million, or 1.0%, from $479.0 million at December 31, 2010.  The increase in total assets was primarily due to a $9.1 million increase in securities available for sale and a $3.2 million increase in loans receivable, net, partially offset by a $6.3 million decrease in cash and cash equivalents and a $1.4 million decrease in other assets.

Cash and cash equivalents decreased by $6.3 million from $33.5 million at December 31, 2010 to $27.3 million at March 31, 2011.  The decrease was primarily attributed to an $8.0 million decrease in federal funds sold which were utilized to fund loan originations and the purchase of securities available for sale.

Securities available for sale increased by $9.1 million to $163.0 million at March 31, 2011 compared to $153.9 million at December 31, 2010.  During the three month period ended March 31, 2011, the Company purchased $14.2 million of securities, including mortgage-backed securities, municipal bonds and U.S. Treasury bonds. During the same period, $6.2 million in paydowns were received on the investment portfolio and unrealized gains earned before taxes totaled approximately $1.2 million.

Loans receivable, net increased by $3.2 million to $266.2 million at March 31, 2011 from $263.0 million at December 31, 2010.  The table below shows the changes in loan volume by loan type between March 31, 2011and December 31, 2010:

	At March 31,	At December 31,	Change
	2011	2010	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, One-to Four-Family	$185,097	$183,929	$1,168	0.6%
Home Equity	30,456	30,613	(157)	(0.5)%
Commercial	35,266	33,782	1,484	4.4%
Construction	630	616	14	2.3%
Total Real Estate Loans	251,449	248,940	2,509	1.0%

Other Loans:
Commercial	10,951	10,360	591	5.7%
Consumer	2,199	2,224	(25)	(1.1)%

Total Gross Loans	264,599	261,524	3,075	1.2%
Allowance for loan losses	(944)	(953)	9	(0.9)%
Net deferred loan costs	2,528	2,460	68	2.8%
Loans receivable, net	$266,183	$263,031	$3,152	1.2%

The increase in loan receivable, net was primarily due to an increase in residential, one-to four-family residential mortgage loans, commercial real estate loans, and commercial loans as a result of our strategic plan and opportunities available in our market area.

Other assets decreased by $1.4 million, or 33.2%, to $2.9 million as of March 31, 2011 in comparison to December 31, 2010. The decrease was primarily due to the refund of $600,000 in estimated federal income tax payments made during 2010. The tax refund was a result of tax payments being made prior to the chargeoff of $2.6 million in impaired loans during the third quarter of 2010. The decrease was also due to a $500,000 decrease in deferred tax assets as a result of an increase in unrealized mark to market gains on the available for sale securities portfolio.

The table below shows changes in deposit balances by type of deposit between March 31, 2011 and December 31, 2010:

	At March 31,	At December 31,	Change
	2011	2010	$	%
	(Dollars in thousands)
Demand Deposits:
Non-interest bearing	$24,732	$22,986	$1,746	7.6%
Interest bearing	40,391	41,971	(1,580)	(3.8)%
Money market	49,132	47,815	1,317	2.8%
Savings	34,148	32,126	2,022	6.3%
Time deposits	228,361	230,887	(2,526)	(1.1)%

Total Deposits	$376,764	$375,785	$979	0.3%

The growth in non-interest bearing demand deposits, as well as money markets and savings accounts was a result of the Company’s continued strategic focus on attracting commercial deposit relationships as well as growing core deposits among its retail customers.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $100,000 from $39.2 million at December 31, 2010 to $39.1 million at March 31, 2011.  Short-term borrowings increased by $3.8 million from $5.0 million at December 31, 2010 to $8.8 million at March 31, 2011. Long-term borrowing decreased $3.9 million from $34.2 million at December 31, 2010 to $30.3 million at March 31, 2011.  As long-term debt matured, the Company rolled the proceeds into short-term borrowings to take advantage of lower interest rates.

Other liabilities increased by $3.4 million, or 58.3%, from December 31, 2010 to March 31, 2011 primarily due to $3.7 million  that the Company owed for purchases of available for sale securities, that had not yet settled as of March 31, 2011.

Total stockholders’ equity increased $1.5 million from $55.2 million at December 31, 2010 to $56.7 million at March 31, 2011.  The increase in total stockholders’ equity was primarily due to $950,000 in  net income during the quarter ended March 31, 2011 and a $749,000 net increase in unrealized gains on the Company’s available for sale securities portfolio, offset by $169,000 of treasury stock repurchases and $148,000 in dividends paid.

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010

General.  Net income was $950,000 for the three months ended March 31, 2011, or $0.17 per diluted share, an increase of $229,000, or 31.8%, compared to net income of $721,000, or $0.12 per diluted share, for the three months ended March 31, 2010. The increase in net income was primarily due to a $232,000 increase in net interest income, a $34,000 increase in non-interest income, a $30,000 decrease in the provision for loan losses, and a decrease in income tax expense of $14,000, offset by an $81,000 increase in total non-interest expense for the three months ended March 31, 2011 in comparison to the prior year period.

Interest Income.  Interest income increased by $188,000, or 3.8% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Loan interest income decreased by $37,000, or 1.0%, for the three month period ended March 31, 2011 when compared to the three month period ended March 31, 2010.  Loan interest income decreased due to the low interest rate environment which caused a decrease in the average yield on our loan portfolio from 5.50% for the three months ended March 31, 2010 to 5.32% for the current  period, offset by an increase in our average balance of loans receivable, net which increased from $257.7 million for the three months ended March 31, 2010 to $263.6 million for the three months ended March 31, 2011. The average balance on loans increased due to increased commercial lending since March 31, 2010. Investment interest income increased by $220,000, or 15.8%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The investment portfolio had an average balance of $158.9 million and an average yield of 4.05% for the three months ended March 31, 2011 compared to an average balance of $122.9 million and an average yield of 4.53% for the three months ended March 31, 2010.  The increase in the average balance on the investment portfolio was due to the investment of excess cash acquired through an increase in average deposits as a result of growth in the Erie County branches, while the average yield on investments decreased due to the low interest rate environment. Other interest income increased $5,000, or 55.6%, from $9,000 for the quarter ended March 31, 2010 to $14,000 for the quarter ended March 31, 2011.  The average balance in other interest-earning deposits and federal funds sold increased $8.4 million, or 52.3%, for the three month period ended March 31, 2011 when compared to the three month period ended March 31, 2010, while the average yield remained steady at 0.23% for the three month period ended March 31, 2011 and 0.22% for the three month period ended March 31, 2010.

Interest Expense.  Interest expense decreased by $44,000, or 2.8%, for the three month period ended March 31, 2011 when compared to the three month period ended March 31, 2010.  The interest paid on deposits increased $53,000 during the three month period ended March 31, 2011 compared to the same period in 2010.  During the three month period ended March 31, 2011, the average balance of deposits was $351.7 million with an average rate of 1.38% compared to the average balance of deposits of $297.0 million and an average rate of 1.56% for the three month period ended March 31, 2010.  The average balance of deposits increased primarily due to deposit growth in our Erie County branches, which included the opening of a new branch during April 2010. The interest expense related to advances from the FHLBNY decreased by $96,000, or 27.3%, for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010.  The decrease in interest expense on advances occurred due to a $6 million decrease in average balances and a 49 basis point decline in average rate in comparison to the three month period ended March 31, 2010. The decrease in the average advance balance was a result of the Company’s decision to utilize excess cash obtained via deposit growth in 2010 to paydown borrowings. The low interest rate environment caused the average rate paid on deposits and borrowings to decrease.

Provision for Loan Losses.  Provision for loan losses during the three month period ended March 31, 2011 was $20,000, a decrease of $30,000, or 60%, in comparison to the three month period ended March 31, 2010.  Nonperforming loans have remained steady at $2.3 million for the three month period ended March 31, 2011 and 2010, despite a $6.0 million increase in average loans outstanding since March 31, 2010. Net charge-offs have also remained low with an annualized ratio of net charge-offs to average loans receivable of 0.04% and 0.0% for the three months ended March 31, 2011 and 2010, respectively. Management’s review of the quality of the current loan portfolio, the economic conditions in the Western New York area and the adequacy of the existing allowance for loan loss balances indicated that a higher provision was not necessary at this time for one-to four-family and home equity loans.  A negative provision for loan losses of $127,000 was recorded for one-to four-family and home equity loans for during the three month period ended March 31, 2011 due to a decrease in historical losses on these types of loans. A provision for loan losses of $145,000 was recorded for commercial loans due to an increase in outstanding commercial mortgage and non-mortgage loans during the three month period ended March 31, 2011.  Refer to Note 5 of the Notes to Consolidated Financial Statements (unaudited) for details on the provision for loan losses. The majority of our loans are residential mortgage loans or commercial mortgage loans backed by first lien collateral on real estate held in the Western New York region.  Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values.  We do not hold any sub-prime loans in our loan portfolios.

We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance at a level management considers necessary to absorb probable incurred credit losses in the loan portfolio.  The amount of allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur.  Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain adequacy of the allowance.

Non-interest Income.   Non-interest income increased $34,000, or 6.2% from $546,000 for the three months ended March 31, 2010 to $580,000 for the three months ended March 31, 2011.  The increase in non-interest income was primarily due to a $57,000 recovery on a previously impaired investment security during the three months ended March 31, 2011, partially offset by a $33,000 decrease in service charges and fees for the three months ended March 31, 2011 compared with the same three months in 2010. The decrease in service charges and fees was related to recent federal regulations enacted during the third quarter of 2010, which require expanded disclosure of overdraft fees and allows customers to “opt out” of these types of fees.

Non-interest Expense.  Non-interest expense increased by $81,000, or 2.8%, from $2.9 million at March 31, 2010 to $3.0 million at March 31, 2011.  The increase was largely due to an increase in occupancy and equipment expenses of $73,000, or 18.8%.  This increase was primarily due to the April 2010 opening of our newest branch in Depew, NY and an increase in expenses related to renovations at the Company’s administration buildings in 2010 and 2011.  Other expenses increased $40,000, or 18.0%, for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010 due to increased charitable donations and loan servicing costs. Professional services increased $22,000, or 8.8%, due to increased fees for consulting services during the three month period ended March 31, 2011.  Advertising expenses decreased by $32,000 for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010.  In 2010, there were increased advertising costs associated with the branch opening in Depew, NY, in April 2010.  Salaries and employee benefits expenses decreased by $27,000, or 1.7%, for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010. The decrease in salaries and employee benefits expenses during the three month period ended March 31, 2011, was primarily due to higher loan originations, as salary expenses related to loan originations are deferred and expensed over the life of the loan and a reduction in retirement plan expenses. The decrease was partially offset by increased salary expenses for annual raises and additional staffing at the newest branch location.

Income Tax Expense.  Income tax expense decreased by $14,000, or 5.6%, for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010.  The decrease was primarily due to increased tax exempt income, which caused our effective tax rate to decrease to 19.8% for the three month period ended March 31, 2011, compared to 25.7% for the three month period ended March 31, 2010.

Loans Past Due and Non-performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due.  Non-performing assets, including non-performing loans and foreclosed real estate, totaled $2.5 million at March 31, 2011 and $2.6 million at December 31, 2010.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated. We did not have any non-performing troubled debt restructured loans as of the dates indicated.

	At March 31,	At December 31,
	2011	2010
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
One-to four-family	$285	$391
Construction	-	-
Commercial real estate	-	43
Home equity loans and lines of credit	87	39
Other loans:
Commercial loans	-	-
Consumer loans	34	59
Total	$406	$532
Loans accounted for on a nonaccrual basis:
Real estate loans:
One-to four-family	$1,364	$1,279
Construction	-	-
Commercial real estate .	369	370
Home equity loans and lines of credit….	128	122
Other loans:
Commercial loans	24	27
Consumer loans	10	11
Total non-accrual loans	1,895	1,809
Total nonperforming loans	2,301	2,341
Foreclosed real estate	205	304
Restructured loans	-	-
Total nonperforming assets	$2,506	$2,645
Ratios:
Nonperforming loans as a percent of net loans:	0.86%	0.89%
Nonperforming assets as a percent of total assets:	0.52%	0.55%

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated:

	At or For the Three Months Ended March 31, 2011	At or For the Three Months Ended March 31, 2010
	(Dollars in thousands)
Balance at beginning of period:	$953	$1,564
Provision for loan losses	20	50
Charge-offs:
Real estate loans:
One-to four-family	-	-
Construction	-	-
Commercial real estate.	-	13
Home equity loans and lines of credit	29	-
Other loans:
Commercial loans	-	-
Consumer loans	5	4
Total charge-offs	34	17
Recoveries:
Real estate loans:
One-to four-family	4	19
Construction	-	-
Commercial real estate	-	-
Home equity loans and lines of credit	-	-
Other loans:
Commercial loans.	-	-
Consumer loans.	1	1
Total recoveries	5	20

Net charge-offs	29	(3)

Balance at end of period	$944	$1,617

Average loans outstanding	$263,617	$257,659

Ratio of net charge-offs to average loans outstanding (1)	0.04%	0.00%
Allowance for loan losses as a percent of total net loans	0.35%	0.63%
Allowance for loan losses as a percent of non-performing loans	41.03%	74.93%

(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest earning deposits at other financial institutions and funds provided from operations. We have written agreements with the Federal Home Loan Bank of New York, which allowed us to borrow up to $128.6 million as of March 31, 2011 which was  collateralized by a pledge of our mortgage loans.  At March 31, 2011, we had outstanding advances under this agreement of $39.1 million.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the three months ended March 31, 2011, we originated loans of approximately $15.2 million in comparison to approximately $8.5 million of loans originated during the three months ended March 31, 2010. Purchases of investment securities totaled $14.2 million in the three months ended March 31, 2011 and $13.9 million in the three months ended March 31, 2010.

At March 31, 2011, we had loan commitments to borrowers of approximately $8.7 million and overdraft lines of protection and unused home equity lines of credit of approximately $27.6 million.

Total deposits were $376.8 million at March 31, 2011, as compared to $375.8 million at December 31, 2010.  Time deposit accounts scheduled to mature within one year were $117.7 million at March 31, 2011.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

During 2009, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets as the U.S. economy experienced a recession.  Although recent reports have indicated improvements in the macro-economic conditions, the recession has had far-reaching effects. However, our financial condition and liquidity position remain strong and in 2011, our liquidity and credit quality have improved.  The ratio of non-performing loans as a percent of total net loans was 0.86%, a decline of 3 basis points since December 31, 2010, and remains below 1.0%.

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

We do not anticipate any material capital expenditures during the remainder of 2011. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than loan commitments as described in Note 7 in the Notes to our Consolidated Financial Statements and the commitments and unused lines and letters of credit noted above.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 7 of the Notes to Consolidated Financial Statements for a summary of loan commitments outstanding as of March 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Management of Market Risk

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended March 31, 2011:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1, 2011 through January 31, 2011	10,000	$9.05	10,000	96,510
February 1, 2011 through February 28, 2011	-	-	-	96,510
March 1, 2011 through March 31, 2011	5,000	$10.15	5,000	91,510
Total	15,000	$9.42	15,000	91,510
______________
(1)	Amounts do not reflect re-purchases of 2,950 shares of common stock from the trustee of the Company’s Recognition and Retention Plan on January 3, 2011.

(2)
On November 17, 2010, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 116,510 shares of our outstanding common stock. This amount represented 5 % of our outstanding stock not owned by the MHC as of November 23, 2010. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

Item 6.  Exhibits

3.1	Charter of Lake Shore Bancorp, Inc.1
3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.2
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.3
10.1	Employment Agreement between Daniel P. Reininga and Lake Shore Bancorp, Inc.4
10.2	Employment Agreement between Daniel P. Reininga and Lake Shore Savings Bank.4
10.3	Amended and Restated Change of Control Agreement between Rachel A. Foley and Lake Shore Bancorp, Inc.5
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

____________
*	Filed herewith
1	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).
2	Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.
3	Incorporated herein by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 8, 2006 (Registration No. 333-129439).
4	Incorporated herein by reference to Exhibits 10.1 and 10.2 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.
5	Incorporated herein by reference to Exhibits 10.3 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

/s/ Daniel P. Reininga
May 16, 2011	By:	Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Rachel A. Foley
May 16, 2011	By:	Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)