Form 10-Q
period 2011-06-30
Lake Shore Bancorp, Inc.
filed 2011-08-15
CIK 1341318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:            000-51821

LAKE SHORE BANCORP, INC.
(Exact name of registrant as specified in its charter)

United States	20-4729288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

31 East Fourth Street, Dunkirk, New York	14048
(Address of principal executive offices)	(Zip code)

(716) 366-4070
(Registrant’s telephone number, including area code)

125 East Fourth Street, Dunkirk, New York
(Registrant’s former address)

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

Common stock ($0.01 par value) 5,939,132 shares outstanding as of August 1, 2011.

PART I

Item 1. Financial Statements
LAKE SHORE BANCORP, INC. and SUBSIDIARY
Consolidated Statements of Financial Condition

	June 30, 2011	December 31, 2010
	(Unaudited) (Dollars in thousands, except per share information)

Assets

Cash and due from banks	$7,887	$6,457
Interest earning deposits	13,028	16,351
Federal funds sold	6,225	10,706

Cash and Cash Equivalents	27,140	33,514

Securities available for sale	158,147	153,924
Federal Home Loan Bank stock, at cost	2,327	2,401
Loans receivable, net of allowance for loan losses 2011 $1,206; 2010 $953	271,688	263,031
Premises and equipment, net	8,758	8,966
Accrued interest receivable	1,921	1,801
Bank owned life insurance	11,248	11,119
Other assets	2,214	4,291

Total Assets	$483,443	$479,047

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Interest bearing	$350,345	$352,799
Non-interest bearing	28,545	22,986

Total Deposits	378,890	375,785

Short-term borrowings	5,950	5,000
Long-term debt	30,580	34,160
Advances from borrowers for taxes and insurance	2,893	3,027
Other liabilities	6,013	5,865

Total Liabilities	424,326	423,837

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 5,939,132 shares outstanding at June 30, 2011 and 6,612,500 shares issued and 5,957,082 shares outstanding at December 31, 2010	66	66
Additional paid-in capital	27,954	27,920
Treasury stock, at cost (673,368 shares at June 30, 2011 and 655,418 shares at December 31, 2010)	(6,260)	(6,091)
Unearned shares held by ESOP	(2,089)	(2,132)
Unearned shares held by RRP	(681)	(757)
Retained earnings	38,307	36,737
Accumulated other comprehensive income (loss)	1,820	(533)

Total Stockholders’ Equity	59,117	55,210

Total Liabilities and Stockholders’ Equity	$483,443	$479,047

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
	(Unaudited) (Dollars in thousands, except per share data)
Interest Income

Loans, including fees	$3,580	$3,513	$7,085	$7,055
Investment securities, taxable	1,137	1,176	2,281	2,291
Investment securities, tax exempt	498	302	965	578
Other	6	13	20	22
Total Interest Income	5,221	5,004	10,351	9,946
Interest Expense
Deposits	1,147	1,180	2,359	2,339
Short-term borrowings	8	4	15	11
Long-term debt	230	377	486	729
Other	28	28	56	57
Total Interest Expense	1,413	1,589	2,916	3,136

Net Interest Income	3,808	3,415	7,435	6,810

Provision for loan losses	265	200	285	250

Net Interest Income after Provision for Loan Losses	3,543	3,215	7,150	6,560

Non-interest income

Service charges and fees	427	492	848	946
Earnings on bank owned life insurance	66	68	129	129
Gain on sale of securities available for sale	31	—	31	—
Recovery on previously impaired investment securities	—	—	57	—
Other	21	21	60	52
Total Non-Interest Income	545	581	1,125	1,127

Non-interest expenses

Salaries and employee benefits	1,391	1,516	2,938	3,090
Occupancy and equipment	434	422	895	810
Professional services	304	280	577	531
Data processing	143	135	282	275
Advertising	130	112	253	267
FDIC Insurance	127	130	249	243
Postage and Supplies	58	70	133	148
Other	246	277	508	499
Total Non-Interest Expenses	2,833	2,942	5,835	5,863

Income before Income Taxes	1,255	854	2,440	1,824

Income taxes expense	268	205	503	454

Net Income	$987	$649	$1,937	$1,370

Basic and diluted earnings per common share	$0.17	$0.11	$0.34	$0.24
Dividends declared per share	$0.07	$0.06	$0.14	$0.12
See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2011 and 2010 (unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares Held by ESOP	Unearned Shares Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except share and per share data)
Balance – January 1, 2010	$66	$27,838	$(4,467)	$(2,217)	$(987)	$34,224	$989	$55,446
Comprehensive income:
Net income	—	—	—	—	—	1,370	—	1,370
Other comprehensive income	—	—	—	—	—	—	1,581	1,581
Total Comprehensive Income								2,951

ESOP shares earned (3,968 shares)	—	(11)	—	43	—	—	—	32
Stock based compensation	—	73	—	—	—	—	—	73
RRP shares earned (8,458 shares)	—	(23)	—	—	113	—	—	90
Purchase of treasury stock, at cost (82,440 shares)	—	—	(658)	—	—	—	—	(658)
Cash dividends declared ($0.12 per share)	—	—	—	—	—	(306)	—	(306)
Balance – June 30, 2010	$66	$27,877	$(5,125)	$(2,174)	$(874)	$35,288	$2,570	$57,628

Balance – January 1, 2011	$66	$27,920	$(6,091)	$(2,132)	$(757)	$36,737	$(533)	$55,210
Comprehensive income:
Net income	—	—	—	—	—	1,937	—	$1,937
Other comprehensive income	—	—	—	—	—	—	2,353	2,353
Total Comprehensive income								4,290

ESOP shares earned (3,968 shares)	—	(2)	—	43	—	—	—	41
Stock based compensation	—	53	—	—	—	—	—	53
RRP shares earned (5,599 shares)	—	(17)	—	—	76	—	—	59
Purchase of treasury stock, at cost (17,950 shares)	—	—	(169)	—	—	—	—	(169)
Cash dividends declared ($0.14 per share)	—	—	—	—	—	(367)	—	(367)
Balance – June 30, 2011	$66	$27,954	$(6,260)	$(2,089)	$(681)	$38,307	$1,820	$59,117

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS of CASH FLOWS

	Six Months Ended June 30
	2011	2010
	(Unaudited) (Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$1,937	$1,370
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of investment securities	41	(41)
Amortization of deferred loan costs	249	220
Provision for loan losses	285	250
Recovery on previously impaired investment securities	(57)	—
Gain on sale of investment securities	(31)	—
Originations of loans held for sale	(253)	(181)
Proceeds from sales of loans held for sale	253	181
Depreciation and amortization	332	288
Increase in bank owned life insurance, net	(129)	(129)
ESOP shares committed to be released	41	32
Stock based compensation expense	112	163
(Increase) decrease in accrued interest receivable	(120)	18
Decrease (increase) in other assets	903	(17)
Decrease in other liabilities	(84)	(97)

Net Cash Provided by Operating Activities	3,479	2,057

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales	4,673	—
Maturities, prepayments and calls	11,588	13,277
Purchases	(16,599)	(34,052)
Purchases of Federal Home Loan Bank Stock	(44)	(354)
Redemptions of Federal Home Loan Bank Stock	118	203
Loan origination and principal collections, net	(9,273)	519
Additions to premises and equipment	(121)	(886)

Net Cash Used in Investing Activities	(9,658)	(21,293)

Cash Flows from Financing Activities
Net increase in deposits	3,105	29,131
Net (decrease) in advances from borrowers for taxes and insurance	(134)	(188)
Net increase (decrease) in short-term borrowings	950	(4,100)
Proceeds from issuance of long-term debt	3,000	9,300
Repayment of long-term debt	(6,580)	(2,700)
Purchase of Treasury Stock	(169)	(658)
Cash dividends paid	(367)	(306)

Net Cash Provided by (Used In) Financing Activities	(195)	30,479

Net Increase (Decrease) in Cash and Cash Equivalents	(6,374)	11,243

Cash and Cash Equivalents – Beginning	33,514	22,064

Cash and Cash Equivalents – Ending	$27,140	$33,307
Supplementary Cash Flows Information
Interest paid	$2,954	$3,125
Income taxes paid	$365	$959
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$71	$32
Securities purchased and not settled	$—	$690

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Lake Shore Bancorp, Inc. (the “Company”) was formed on April 3, 2006 to serve as the stock holding company for Lake Shore Savings Bank (“the Bank”) as part of the Bank’s conversion and reorganization from a New York-chartered mutual savings and loan association to the federal mutual holding form of organization.

The interim consolidated financial statements include the accounts of the Company and the Bank, its wholly owned subsidiary.  All intercompany accounts and transactions of the consolidated subsidiary have been eliminated in consolidation.

The interim financial statements included herein as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheet at December 30, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2010.  The consolidated results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2011.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet as of June 30, 2011 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 – NEW ACCOUNTING STANDARDS

In January 2011, the FASB issued Accounting Standards Codification (“ASC”) 2011-01, “Receivables (“Subtopic 310”): “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (“ASU 2011-01”). ASU 2011-01 deferred the effective date of the disclosure requirements for public entities about troubled debt restructurings included in FASB ASU 2010-20, “Receivables (“Subtopic 310”): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The requirements related to troubled debt restructurings are effective for interim and annual periods beginning after June 15, 2011. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 2 – NEW ACCOUNTING STANDARDS (continued)

In April 2011, the FASB issued ASU 2011-02, “Receivables (“Subtopic 310”): “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”). ASU 2011-02 provides additional guidance and clarification in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. This update is effective for interim and annual periods beginning after June 15, 2011. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (“Subtopic 820”): “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 will create common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 will change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change to the application of the requirements in Subtopic 820. Some of the amendments clarify the application of existing fair value measurement requirements. Other amendments change a particular principal or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (“Subtopic 220”): “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU 2011-05 do not change the items that must be reported; how they are reported in other comprehensive income; or when an item of other comprehensive income must be reclassified to net income. The amendments do not affect how earnings per share is calculated or presented. ASU 2011-05 is effective for interim and annual periods ending after December 15, 2011 and is to be applied retrospectively. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition or results of operations.

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

The components of other comprehensive income and related tax effects for the three and six months ended June 30, 2011 and 2010 are as follows:

NOTE 3 – OTHER COMPREHENSIVE INCOME (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Unrealized holding gains on securities available for sale	$2,648	$2,397	$3,926	$2,578
Reclassification adjustment related to:
Gains on sales of securities included in net income	(31)	—	(31)	—
Recovery on previously impaired investment securities	—	—	(57)	—

Changes in Net Unrealized Gains	2,617	2,397	3,838	2,578
Income tax expense	(1,013)	(927)	(1,485)	(997)

Other Comprehensive Income	$1,604	$1,470	$2,353	$1,581

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and fair value of securities are as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Securities Available for Sale:
U.S. Treasury bonds	$12,955	$440	$(7)	$13,388
Municipal bonds	49,238	1,326	(403)	50,161
Mortgage-backed securities:
Collateralized mortgage obligations - private label	167	—	—	167
Collateralized mortgage obligations - government sponsored entities	63,552	1,674	(21)	65,205
Government National Mortgage Association	3,382	13	(35)	3,360
Federal National Mortgage Association	14,933	541	(107)	15,367
Federal Home Loan Mortgage Corporation	4,815	367	—	5,182
Asset-backed securities - private label	5,917	311	(1,134)	5,094
Asset-backed securities - government sponsored entities	197	18	—	215
Equity securities	22	—	(14)	8

	$155,178	$4,690	$(1,721)	$158,147

NOTE 4 – INVESTMENT SECURITIES (continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Securities Available for Sale:
U.S. Treasury bonds	$8,961	$170	$(27)	$9,104
Municipal bonds	47,995	292	(2,541)	45,746
Mortgage-backed securities:
Collateralized mortgage obligations - private label	305	3	(4)	304
Collateralized mortgage obligations - government sponsored entities	71,864	1,726	(194)	73,396
Government National Mortgage Association	2,461	1	(55)	2,407
Federal National Mortgage Association	10,545	454	(133)	10,866
Federal Home Loan Mortgage Corporation	5,817	390	—	6,207
Asset-backed securities - private label	6,586	253	(1,189)	5,650
Asset-backed securities - government sponsored entities	237	—	—	237
Equity securities	22	—	(15)	7

	$154,793	$3,289	$(4,158)	$153,924

All of our collateralized mortgage obligations are backed by residential mortgages.

At June 30, 2011 and December 31, 2010, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At June 30, 2011, thirty-two municipal bonds with a cost of $10.0 million and fair value of $10.6 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing.  In addition, at June 30, 2011, eleven municipal bonds with a cost of $4.1 million and a fair value of $4.3 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.  At December 31, 2010, twenty-nine municipal bonds with a cost of $9.6 million and fair value of $9.7 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing.  In addition, at December 31, 2010, nine municipal bonds with a cost and fair value of $3.4 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

NOTE 4 – INVESTMENT SECURITIES (continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)

June 30, 2011:

U.S Treasury Bonds	$2,088	$(7)	$—	$—	$2,088	$(7)
Municipal bonds	12,407	(403)	—	—	12,407	(403)
Mortgage-backed securities	9,928	(162)	167	(1)	10,095	(163)
Asset-backed securities - private label	—	—	4,263	(1,134)	4,263	(1,134)
Equity securities	8	(14)	—	—	8	(14)

	$24,431	$(586)	$4,430	$(1,135)	$28,861	$(1,721)

December 31, 2010:

U.S. Treasury bonds	$2,049	$(27)	$—	$—	$2,049	$(27)
Municipal bonds	34,806	(2,476)	533	(65)	35,339	(2,541)
Mortgage-backed securities	14,922	(382)	183	(4)	15,105	(386)
Asset-backed securities - private label	—	—	4,757	(1,189)	4,757	(1,189)
Equity securities	7	(15)	—	—	7	(15)

	$51,784	$(2,900)	$5,473	$(1,258)	$57,257	$(4,158)

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

At June 30, 2011 the Company’s investment portfolio included one U.S. Treasury bond, 37 municipal bonds, six mortgage-backed securities and one equity security with gross unrealized losses in the less than twelve months category. The treasury bond, municipal bonds and mortgage-backed securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of their book value, which management deemed to be immaterial, and the credit ratings remained strong.

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

As of June 30, 2011, the Company had one mortgage-backed security and four private-label asset-backed securities in the unrealized loss of twelve months or more category.  Three of the four private label asset backed securities in this category were subject to a formal OTTI review as the unrealized losses were greater than 20% of book value for the individual security, or the related credit ratings were below investment grade, or the Company’s analysis indicated a possible loss of principal.  The OTTI analysis for these securities is discussed below.  The remaining securities in this category were not evaluated further for OTTI as the unrealized loss was less than 20% of book value and the credit ratings remained high.  The temporary impairments in these remaining securities were due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads since the time the securities were purchased.  The Company expects these securities to be repaid in full, with no losses realized.  Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The following table provides information relating to the three private-label asset-backed securities that were subject to a formal OTTI review as of June 30, 2011 (dollars in thousands):

					Delinquent %		Foreclosure/
Security	Book Value	Fair Value	Unrealized Gain/(Loss)	Lowest Rating	Over 60 days	Over 90 days	OREO / Bankruptcy %	OREO%
1	$2,000	$1,373	$(627)	CC	41.80%	39.50%	11.30%	1.70%
2	1,431	1,111	(320)	B	37.60%	34.70%	10.50%	1.40%
3	1,000	824	(176)	CCC	22.60%	20.70%	12.00%	0.50%
Total	$4,431	$3,308	$(1,123)

The three private-label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these three private-label asset-backed securities occurred due to the current challenging economic environment, high unemployment rates, a continued decline in housing values in many areas of the country, and increased delinquency trends.  It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value did not reflect the need to record initial OTTI charges against earnings as of June 30, 2011 as the calculations of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell the securities.

Management also completed an OTTI analysis for two private-label asset backed securities, which did not have unrealized losses as of June 30, 2011.  However, an impairment charge had been taken on these securities during 2008. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-values and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a

NOTE 4 – INVESTMENT SECURITIES (continued)

result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of June 30, 2011 on these securities.  Management also concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the above table, were recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the credit related OTTI charges recognized as components of earnings (dollars in thousands):

	For the Six Months Ended June 30, 2011	For the Year Ended December 31, 2010
Beginning balance	$1,176	$1,922

Addition: Credit related OTTI recorded in current period	—	—

Reductions: Realized loss on sale of security	—	(457)
Losses realized during the period on OTTI previously recognized	(21)	(147)
Receipt of cash flows on previously recorded OTTI	(57)	(142)
Ending balance	$1,098	$1,176

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

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)

June 30, 2011
After five years through ten years	$15,184	$15,791
After ten years	47,009	47,758
Mortgage-backed securities	86,849	89,281
Asset-backed securities	6,114	5,309
Equity securities	22	8
	$155,178	$158,147

The Company sold available for sale securities during the six months ended June 30, 2011, for total proceeds of $4.7 million, resulting in gross realized gains of $115,000 and gross realized losses of $84,000.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

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

●
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

The allowance for loan losses is a valuation account that reflects the Company’s evaluation of the losses inherent in its loan portfolio. In order to determine the adequacy of the allowance for loan losses, the Company estimates losses by loan type using historical loss factors, as well as other environmental factors, such as trends in loan volume and loan type, loan concentrations, changes in the experience,

NOTE 5 – ALLOWANCE FOR LOAN LOSSES (continued)

ability and depth of the lending management, and national and local economic conditions. The Company also reviews all loans on which the collectability of principal may not be reasonably assured, by reviewing payment status, financial conditions and estimated value of loan collateral. These loans are assigned an internal loan grade, and the Company assigns the amount of loss components to these classified loans based on loan grade.

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2011 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of June 30, 2011:

	Real Estate Loans				Other Loans
June 30, 2011	One-to Four- Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:

Balance – April 1, 2011	$306	$90	$350	$—	$177	$21	$—	$944
Charge-offs	—	—	—	—	—	(5)	—	(5)
Recoveries	—	—	—	—	—	2	—	2
Provision	67	—	148	—	51	(1)	—	265
Balance – June 30, 2011	$373	$90	$498	$—	$228	$17	$—	$1,206

Balance - January 1, 2011	$407	$141	$278	$1	$104	$21	$1	$953
Charge-offs	—	(29)	—	—	—	(10)	—	(39)
Recoveries	4	—	—	—	—	3	—	7
Provision	(38)	(22)	220	(1)	124	3	(1)	285
Balance – June 30, 2011	$373	$90	$498	$—	$228	$17	$—	$1,206

Ending balance: individually evaluated for impairment	$—	$—	$22	$—	$—	$—	$—	$22

Ending balance: collectively evaluated for impairment	$373	$90	$476	$—	$228	$17	$—	$1,184

Gross Loans Receivable (1):

Ending balance	$187,131	$30,317	$38,440	$640	$11,661	$2,077		$270,266

Ending balance: individually evaluated for impairment	$—	$—	$374	$—	$—	$—		$374

Ending balance: collectively evaluated for impairment	$187,131	$30,317	$38,066	$640	$11,661	$2,077		$269,892

(1) Gross Loans Receivable does not include allowance for loan losses of $(1,206) or deferred loan costs of $2,628.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (continued)

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class as of December 31, 2010:

	Real Estate Loans				Other Loans
December 31, 2010	One-to Four- Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:

Ending balance	$407	$141	$278	$1	$104	$21	$1	$953

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$407	$141	$278	$1	$104	$21	$1	$953

Gross Loans Receivable (1):

Ending balance	$183,929	$30,613	$33,782	$616	$10,360	$2,224		$261,524

Ending balance: individually evaluated for impairment	$—	$—	$277	$—	$—	$—		$277

Ending balance: collectively evaluated for impairment	$183,929	$30,613	$33,505	$616	$10,360	$2,224		$261,247

(1)	Gross Loans Receivable does not include allowance for loan losses of $(953) or deferred loan costs of $2,460.

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

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (continued)

The following is a summary of information pertaining to impaired loans for the periods indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
For the six months ended June 30, 2011
With no related allowance recorded:
Commercial real estate	$130	$130	$—	$132	$7
With an allowance recorded:
Commercial real estate	244	244	22	249	10
Total	$374	$374	$22	$381	$17

For the year ended December 31, 2010
With no related allowance recorded:
Commercial real estate	$277	$277	$—	$211	$5
With an allowance recorded:
Commercial real estate	—	—	—	1,566	56
Commercial loans	—	—	—	147	8
Total	$277	$277	$—	$1,924	$69

The following table provides an analysis of past due loans as of dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

June 30, 2011:
Real Estate Loans:
Residential, One-to Four-Family	$983	$125	$1,449	$2,557	$184,574	$187,131

Home equity	269	—	51	320	29,997	30,317

Commercial	184	—	468	652	37,788	38,440

Construction	—	—	—	—	640	640

Other Loans:

Commercial	122	38	29	189	11,472	11,661

Consumer	—	6	52	58	2,019	2,077

Total	$1,558	$169	$2,049	$3,776	$266,490	$270,266

December 31, 2010:

Real Estate Loans:

Residential, One-to Four-Family	$1,435	$713	$1,490	$3,638	$180,291	$183,929

Home equity	188	116	135	439	30,174	30,613

Commercial	45	—	413	458	33,324	33,782

Construction	—	—	—	—	616	616

Other Loans:

Commercial	300	—	27	327	10,033	10,360

Consumer	13	13	70	96	2,128	2,224

Total	$1,981	$842	$2,135	$4,958	$256,566	$261,524

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (continued)

The following table is a summary of nonaccrual loans  and accruing loans delinquent 90 days or more by loan class for the dates indicated:

	At June 30, 2011	At December 31, 2010
	(Dollars in thousands)

Loans past due 90 days or more but still accruing:

Real Estate Loans:

Residential, One-to Four-Family	$386	$391

Home equity	—	39

Commercial	—	43

Construction	—	—

Other loans:

Commercial	5	—

Consumer	42	59

Total	$433	$532

Loans accounted for on a non-accrual basis:

Real Estate Loans:

Residential, One-to Four-Family	$1,399	$1,279

Home Equity	128	122

Commercial	468	370

Construction	—	—

Other loans:

Commercial	76	27

Consumer	9	11

Total	$2,080	$1,809

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance. Interest income not recognized on non-accrual loans during the six month period ended June 30, 2011 and June 30, 2010 was $120,000 and $71,000 respectively.

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

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of June 30, 2011:

	Pass/ Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real Estate Loans:
One-to Four-family	$185,070	$—	$1,734	$267	$60	$187,131
Home Equity	29,958	—	359	—	—	30,317
Commercial	35,252	2,635	85	468	—	38,440
Construction	640	—	—	—	—	640
Other Loans:
Commercial	10,464	873	214	110	—	11,661
Consumer	2,060	—	13	1	3	2,077
Total	$263,444	$3,508	$2,405	$846	$63	$270,266

The following table summarizes the internal loan grades applied to the loan portfolio as of December 31, 2010:

	Pass/ Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
Real Estate Loans:
One-to Four-family	$181,631	$—	$2,243	$55	$—	$183,929
Home Equity	30,336	—	248	—	29	30,613
Commercial	32,185	1,184	43	370	—	33,782
Construction	616	—	—	—	—	616
Other Loans:
Commercial	9,706	351	199	104	—	10,360
Consumer	2,203	—	15	6	—	2,224
Total	$256,677	$1,535	$2,748	$535	$29	$261,524

NOTE 6 – EARNINGS PER SHARE

Earnings per share was calculated for the three and six months ended June 30, 2011 and 2010, respectively.  Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and unearned shares held by the Recognition and Retention Plan (“RRP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

NOTE 6 – EARNINGS PER SHARE  (continued)

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Numerator – net income	$987,000	$649,000
Denominators:
Basic weighted average shares outstanding	5,688,620	5,803,395
Diluted weighted average shares outstanding(1)	5,688,620	5,803,395

Earnings per share:
Basic and Diluted:	$0.17	$0.11

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Numerator – net income	$1,937,000	$1,370,000
Denominators:
Basic weighted average shares outstanding	5,689,458	5,820,282
Diluted weighted average shares outstanding(1)	5,689,458	5,820,282

Earnings per share:
Basic and Diluted:	$0.34	$0.24

(1)
Stock options to purchase 236,809 shares under the Company’s 2006 Stock Option Plan (the “Stock Option Plan”) at $11.04 per share and restricted unvested shares of 16,106 under the Recognition and Retention Plan (the RRP) were outstanding during the six month period ended June 30, 2011 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Stock options to purchase 249,455 shares under the Stock Option Plan at $11.03 per share and restricted unvested shares of 36,425 under the RRP plan were outstanding during the six month period ended June 30, 2010, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

The following commitments to extend credit were outstanding as of the dates specified:

NOTE 7– COMMITMENTS TO EXTEND CREDIT (continued)

	Contract Amount
	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

Commitments to grant loans	$10,634	$7,866
Unfunded commitments under lines of credit	$27,033	$27,065

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At June 30, 2011 and December 31, 2010, the Company’s fixed rate loan commitments totaled $8.6 million and $5.5 million, respectively.  The range of interest rates on these fixed rate commitments was 4.25% to 9.0% at June 30, 2011.

NOTE 8– STOCK-BASED COMPENSATION

As of June 30, 2011, the Company had three stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $50,000 and $98,000 for the three months ended June 30, 2011 and 2010, respectively.  The compensation cost that has been recorded for the six months ended June 30, 2011 and June 30, 2010 was $153,000 and $195,000, respectively.

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

The fair value of stock option grants in the sixth months ended June 30, 2010 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:  dividend yield of 3.05%; expected volatility of 13.70%; risk-free interest rate of 3.65%; and expected life of 10 years.

A summary of the status of the Stock Option Plan for the six months ended June 30, 2011 and 2010 is presented below:

NOTE 8– STOCK-BASED COMPENSATION (continued)

	June 30, 2011			June 30, 2010
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life

Outstanding at beginning of year	249,455	$11.07		238,258	$11.22

Granted	—			17,773	7.88
Forfeited	(12,646)	11.50		(6,576)	8.01
Outstanding at end of period	236,809	$11.05		249,455	$11.07
Options exercisable at end of period	186,046	$11.32	5 years	137,600	$11.40	6 years
Fair value of options granted				$1.15

At June 30, 2011, stock options outstanding did not have an intrinsic value (as the stock price on that date was below the exercise price) and 60,753 options remained available for grant under the Stock Option Plan.  Compensation expense amounted to $17,000 for the quarter ended June 30, 2011 and $36,000 for the quarter ended June 30, 2010. Compensation expense amounted to $53,000 for the six month period ended June 30, 2011 and $73,000 for the six month period ended June 30, 2010.  At June 30, 2011, $77,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 5 to 42 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

Awards vest at a rate of 20% per year. As of June 30, 2011, there were 59,053 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $13,000 for the quarter ended June 30, 2011 and $46,000 for the quarter ended June 30, 2010. Compensation expense amounted to $59,000 for the six month period ended June 30, 2011 and $90,000 for the six month period ended June 30, 2010.  At June 30, 2011, $141,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 5 to 42 months.

A summary of the status of unvested shares under the RRP for the six month period ended June 30, 2011 and 2010 is as follows:

	June 30, 2011	Weighted Average Grant Price	June 30, 2010	Weighted Average Grant Price
Unvested shares outstanding at beginning of period	31,546	$9.43	36,530	$10.55
Granted	—	—	11,900	7.88
Vested	(3,975)	7.93	(1,998)	8.01
Forfeited	(5,950)	11.50	(1,619)	8.01

Unvested shares outstanding at end of period	21,621	$9.13	44,813	$10.04

NOTE 8– STOCK-BASED COMPENSATION (continued)

Employee Stock Ownership Plan

The Company established the ESOP for the benefit of eligible employees of the Company and Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service.  The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.  As of June 30, 2011, the balance of the loan to the ESOP was $2.1 million and the fair value of unallocated shares was $2.0 million.  As of June 30, 2011, there were 43,643 allocated shares and 194,407 unallocated shares compared to 35,708 allocated shares and 202,342 unallocated shares at June 30, 2010. The ESOP compensation expense was $20,000 for the quarter ended June 30, 2011 and $16,000 for the quarter ended June 30, 2010 based on 1,984 shares earned in each of those quarters.   The ESOP compensation expense was $41,000 for the six month period ended June 30, 2011 and $32,000 for the six month period ended June 30, 2010 based on 3,968 shares earned during each period.

NOTE 9– FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2011 and December 31, 2010 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

NOTE 9– FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$13,388	$13,388	$—	$—
Municipal bonds	50,161	—	50,161	—
Mortgage-backed securities:
Collateralized mortgage obligations - private label	167	—	167	—
Collateralized mortgage obligations - government sponsored entities	65,205	—	65,205	—
Government National Mortgage Association	3,360	—	3,360	—
Federal National Mortgage Association	15,367	—	15,367	—
Federal Home Loan Mortgage Corporation	5,182	—	5,182	—
Asset-backed securities:
Private label	5,094	—	955	4,139
Government sponsored entities	215	—	215	—
Equity securities	8	—	8	—
Total	$158,147	$13,388	$140,620	$4,139

Assets measured at fair value on a non-recurring basis:
Impaired loans	$222	$—	$—	$222
Foreclosed Real Estate	71	—	—	71

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$9,104	$9,104	$—	$—
Municipal bonds	45,746	—	45,746	—
Mortgage-backed securities:
Collateralized mortgage obligations - private label	304	—	304	—
Collateralized mortgage obligations - government sponsored entities	73,396	—	73,396	—
Government National Mortgage Association	2,407	—	2,407	—
Federal National Mortgage Association	10,866	—	10,866	—
Federal Home Loan Mortgage Corporation	6,207	—	6,207	—
Asset-backed securities:
Private label	5,650	—	1,372	4,278
Government sponsored entities	237	—	237	—
Equity securities	7	—	7	—
	$153,924	$9,104	$140,542	$4,278

Assets measured at fair value on a non-recurring basis:
Foreclosed real estate	$10	—	—	$10

There were no reclassifications between the Level 1 and Level 2 categories for the six months ended June 30, 2011.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010:

	2011	2010
	(Dollars in thousands)
Beginning Balance	$4,278	$5,316
Total gains – realized/unrealized:
Included in earnings	—	—
Included in other comprehensive income	101	610
Total losses – realized/unrealized:
Included in earnings	—	—
Included in other comprehensive income (loss)	(8)	(113)
Purchases, issuances and settlements	—	—
Sales	—	—
Principal Paydowns	(232)	(454)
Transfers to Level 3	—	—

Ending Balance	$4,139	$5,359

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

Fair value on impaired loans is based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of June 30, 2011, impaired loans with a specific allowance had a gross carrying amount of $244,000 with a valuation allowance of $22,000, resulting in $22,000 additional provision for loan losses for the six months ended June 30, 2011. As of December 31, 2010, there were no impaired loans with a specific reserve against them.

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

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$27,140	$27,140	$33,514	$33,514
Securities available for sale	158,147	158,147	153,924	153,924
Federal Home Loan Bank stock	2,327	2,327	2,401	2,401
Loans receivable	271,688	273,422	263,031	262,441
Accrued interest receivable	1,921	1,921	1,801	1,801

Financial liabilities:
Deposits	378,890	384,928	375,785	381,961
Short-term borrowings	5,950	5,950	5,000	5,000
Long-term debt	30,580	31,519	34,160	35,285
Accrued interest payable	88	88	126	126

Off-balance-sheet financial instruments	—	—	—	—

The following valuation techniques were used to measure fair value of assets in the above table:

Cash and cash equivalents (carried at cost)

The carrying amount of cash and cash equivalents approximates fair value.

Securities available for sale (carried at fair value)

Fair value on available for sale securities is based upon a market approach.  Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers.  Due to the severe disruption in the credit markets during 2008 through June 30, 2011, trading activity in privately issued asset-backed securities was very limited. The markets for such securities were

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

generally characterized by a sharp reduction to total cessation of non-agency asset-backed securities issuances, a significant reduction in trading volumes and extremely wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued asset-backed securities portfolio. Securities available for sale measured within the Level 3 category consist of private-label asset-backed securities.  In addition to obtaining estimated prices from independent parties, the Company also performed internal modeling to estimate the fair value of private-label asset-backed securities included in the Level 3 fair value hierarchy of June 30, 2011 and December 31, 2010 using a methodology similar to that described in fair value measurement guidance under GAAP.  The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions of loan level cash flows, including estimates about the timing and amount of credit losses and prepayments. The Company used an implied discount rate of 12%-15% to determine the Level 3 fair value.  In valuing investment securities at June 30, 2011 and December 31, 2010, the Company considered the results of its modeling and the values provided by the independent parties, but relied predominantly on the latter.

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

NOTE 10 – TREASURY STOCK

During the quarter ended June 30, 2011, the Company did not repurchase any common stock. During the six months ended June 30, 2011, the Company repurchased 17,950 shares of common stock at an average cost of $9.39 per share. Of these shares 15,000 were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 2,950 shares were repurchased from the trustee of the Company’s unvested RRP stock, when two awardees sold vested shares. As of June 30, 2011, there were 91,510 shares remaining to be repurchased under the Company’s existing stock repurchase program.

During the quarter and six months ended June 30, 2010, the Company repurchased 10,000 and 82,440 shares of common stock at an average cost of $8.25 and $7.98 per share, respectively. Of these shares 80,000 were repurchased pursuant to the Company’s publicly announced common stock repurchase programs.  The remaining 2,440 shares were repurchased from the trustee of the Company’s unvested RRP stock, when two awardees sold vested shares. As of June 30, 2010, there were 107,642 shares remaining to be purchased under the existing stock repurchase program.

NOTE 11 – SUBSEQUENT EVENTS

On July 27, 2011, the Board of Directors declared a quarterly dividend of $0.07 per share on the Company’s common stock, payable on September 22, 2011 to shareholders of record as of August 29, 2011. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 61.2% of the Company’s total outstanding stock, intends to waive receipt of the dividend on its shares, subject to the approval of the Board of Governors of the Federal Reserve System.  Lake Shore, MHC elected to waive its right to receive cash dividends of approximately $254,000 for the three month period ended June 30, 2011 and $509,000 for the six month period ended June 30, 2011. Cumulatively, Lake Shore, MHC has waived approximately $3.4 million of cash dividends as of June 30, 2011.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

The following factors, including the factors set forth in Part II, Item 1A of this and previous Quarterly Reports on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

•	general and local economic conditions;

•	changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values and competition;

•	the ability of our customers to make loan payments;

•	our ability to continue to control costs and expenses;

•	changes in accounting principles, policies or guidelines;

•	our success in managing the risks involved in our business;

•	inflation, and market and monetary fluctuations;

•	the elimination of our Primary Federal regulator, the Office of Thrift Supervision;

•	changes in legislation or regulation, including the implementation of the Dodd-Frank Act; and

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of June 30, 2011 compared to the financial condition as of December 31, 2010 and the consolidated results of operations for the three and six months ended June 30, 2011 and 2010.

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

Branching.  In April 2010, we opened our newest branch in Depew, New York. This is our fifth branch in Erie County, New York, and our tenth overall. This office had generated deposits of $22.5 million as of June 30, 2011. In December 2008, we opened an office in Kenmore, New York, that has generated deposits of $30.7 million as of June 30, 2011. Our offices are located in Dunkirk, Fredonia, Jamestown, West Ellicott, and Westfield in Chautauqua County, New York and in Depew, East Amherst, Hamburg, Kenmore, and Orchard Park in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending.  Historically, our lending portfolio has been comprised predominantly of residential mortgage loans.  At June 30, 2011 and December 31, 2010, we held $187.1 million and $183.9 million of one-to four-family residential mortgage loans, respectively, which constituted 69.2% and 70.3% of our total loan portfolio, at such respective dates.  We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate.  At June 30, 2011 and December 31, 2010, our commercial real estate loan portfolio consisted of loans totaling $38.4 million and $33.8 million, respectively, or 14.2% and 12.9%, respectively, of total loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans.  At June 30, 2011 and December 31, 2010, our commercial loan portfolio consisted of loans totaling $11.7 million and $10.4 million, respectively, or 4.3% and 4.0%, respectively, of total loans.  Other loan products offered to our customers include home equity loans and lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans.  We may sell one-to four-family residential mortgage loans in the future as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate. We typically retain servicing rights when we sell one-to four-family residential loans. One-to four-family residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

Investment Strategy.  Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines.  At June 30, 2011 and December 31, 2010, our investment securities totaled $160.5 million and $156.3 million, respectively.

Management of Interest Rate Risk

Treasury Yield Curve.  As with all community banks, we generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped.  During the past year, rates have continued to stay low as the Federal Reserve has worked to stimulate the economy. The Federal Reserve has maintained the federal funds interest rate between 0.0% and 0.25%.  Short term rates have been at these low levels for more than two and a half years and are expected to remain low for an “extended” period.  Deposit rates have already fallen significantly and current mortgage rates are well below portfolio yields.  If significant balances of new mortgages are added to the portfolio, the loan portfolio yield could decline.  Given the changes to the treasury yield curve and spread relationship with mortgages, our net interest margin could decline if interest rates on loans remain low or decline. In addition, our net interest margin also could decline if our cost of funds does not move in the same manner or to the same degree as the interest rates on loans and securities.

Interest Rate Risk. Residential mortgage rates have decreased during the past year.  As of June 30, 2011, the monthly average commitment rate on a 30 year fixed rate residential mortgage was 4.51%, a decrease of 23 basis points from an average commitment rate of 4.74% as of June 30, 2010.  Interest rates on new loans are still well below the average rate on our loan portfolio.  The lower rates on residential mortgage products for new loans often causes higher rate loans in the portfolio to prepay (re-finance) bringing down the overall portfolio yield. Adjustable rate mortgages continue to have their interest rates adjust downward which reduces interest income.

As a result, if interest rates rise, our cost of funds may increase, as deposits generally have shorter maturities than the assets we hold. This may cause our net interest margin to decline, as rates on longer term assets will not re-price commensurately with rates on deposit products.

We employ a third party financial advisor to assist us in managing our investment portfolio and developing balance sheet strategies.  At June 30, 2011 and December 31, 2010, we had $158.1 million and $153.9 million, respectively, invested in securities available for sale, the majority of which are agency mortgage-backed, agency collateralized mortgage obligations (“CMOs”) and municipal securities.

Other than Temporary Impairment (“OTTI”)

During 2008, we wrote down four non-agency asset-backed securities in our investment portfolio which were affected by the unprecedented events in the credit markets and the large decline in the housing market.  The write-down resulted in a pre-tax loss of $1.9 million ($1.2 million, net of tax), which was recorded in “Other Non-interest Income” in the consolidated statements of income. All four of the securities were rated “AAA” by the major rating agencies when purchased but were subsequently downgraded.  At the time of the write down, the fair market values for all of these securities experienced significant declines. The price declines, accounting rules and associated SEC guidance contributed to management’s determination that the impairment on these securities was “other-than-temporary” during 2008. During 2010 and the first six months of 2011, we continued to receive expected payments on the remaining securities.  One security was sold in 2010 for an additional loss of $108,000 and one security paid off during the first six months of 2011.  No additional impairments in these securities or impairments on other securities were taken during the six month period ended June 30, 2011 or the year ended December 31, 2010. Management monitors the securities portfolio for the possibility of additional OTTI on a quarterly basis. Refer to Note 4 of the Notes to Consolidated Financial Statements for more information on OTTI.

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

	For the Three Months ended June 30, 2011			For the Three Months ended June 30, 2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & Federal funds sold	$15,865	$6	0.15%	$23,153	$13	0.22%

Securities	166,548	1,635	3.93%	136,709	1,478	4.32%

Loans	269,198	3,580	5.32%	257,780	3,513	5.45%
Total interest-earning assets	451,611	5,221	4.62%	417,642	5,004	4.79%

Other assets	30,740			30,294

Total assets	$482,351			$447,936

Interest-bearing liabilities:
Demand and NOW accounts	$40,491	$18	0.18%	$40,099	$19	0.19%

Money market accounts	50,592	70	0.55%	41,878	77	0.74%

Savings accounts	34,340	18	0.21%	31,262	21	0.27%

Time deposits	224,782	1,041	1.85%	201,674	1,063	2.11%

Borrowed funds	37,945	238	2.51%	46,495	381	3.28%
Other interest-bearing liabilities	1,270	28	8.82%	1,308	28	8.56%
Total interest-bearing liabilities	389,420	1,413	1.45%	362,716	1,589	1.75%
Other non-interest bearing liabilities	34,398			28,741

Stockholders’ equity	58,533			56,479
Total liabilities and stockholders’ equity	$482,351			$447,936

Net interest income		$3,808			$3,415

Interest rate spread			3.17%			3.04%

Net interest margin			3.37%			3.27%

	For the Six Months ended June 30, 2011			For the Six Months ended June 30, 2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & Federal funds sold	$20,194	$20	0.20%	$19,660	$22	0.22%

Securities	162,761	3,246	3.99%	129,843	2,869	4.42%

Loans	266,423	7,085	5.32%	257,720	7,055	5.47%
Total interest-earning assets	449,378	10,351	4.61%	407,223	9,946	4.88%

Other assets	31,604			30,034

Total assets	$480,982			$437,257

Interest-bearing liabilities:
Demand and NOW accounts	$40,291	$35	0.17%	$39,474	$37	0.19%

Money market accounts	49,477	136	0.55%	41,396	153	0.74%

Savings accounts	33,547	35	0.21%	30,471	40	0.26%

Time deposits	227,648	2,153	1.89%	194,650	2,109	2.17%

Borrowed funds	38,524	501	2.60%	45,797	740	3.23%
Other interest-bearing liabilities	1,275	56	8.78%	1,313	57	8.68%
Total interest-bearing liabilities	390,762	2,916	1.49%	353,101	3,136	1.78%
Other non-interest bearing liabilities	32,853			27,878

Stockholders’ equity	57,367			56,278
Total liabilities and stockholders’ equity	$480,982			$437,257

Net interest income		$7,435			$6,810

Interest rate spread			3.12%			3.10%

Net interest margin			3.31%			3.34%

Rate Volume Analysis.  The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  The tables show the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates.  The effect of a change in volume is measured by applying the average rate during the first period to the volume change between the two periods.  The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.  Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the absolute value of the change due to volume and the change due to rate.

	Three Months ended June 30, 2011 Compared to Three Months ended June 30, 2010
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and Federal funds sold	$(4)	$(3)	$(7)
Securities	(145)	302	157
Loans, including fees	(86)	153	67

Total interest-earning assets	(235)	452	217

Interest-bearing liabilities:
Demand and NOW accounts	(1)	—	(1)
Money market accounts	(21)	14	(7)
Savings accounts	(5)	2	(3)
Time deposits	(137)	115	(22)
Total deposits	(164)	131	(33)
Other interest-bearing liabilities:
Borrowed funds and other	(79)	(64)	(143)

Total interest-bearing liabilities	(243)	67	(176)

Total change in net interest income	$8	$385	$393

	Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and Federal funds sold	$(3)	$1	$(2)
Securities	(299)	676	377
Loans, including fees	(205)	235	30

Total interest-earning assets	(507)	912	405

Interest-bearing liabilities:
Demand and NOW accounts	(3)	1	(2)
Money market accounts	(44)	27	(17)
Savings accounts	(9)	4	(5)
Time deposits	(288)	332	44
Total deposits	(344)	364	20
Other interest-bearing liabilities:
Borrowed funds and other	(131)	(109)	(240)

Total interest-bearing liabilities	(475)	255	(220)

Total change in net interest income	$(32)	$657	$625

Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase.  Conversely, a majority of our interest-bearing liabilities have much shorter contractual maturities and are expected to reprice.  A significant portion of our deposits have no contractual maturities and are likely to reprice quickly as short-term interest rates increase.  Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio.  An increasing rate environment is expected to cause a decrease in our net interest rate spread and a decrease in our earnings.  In order to mitigate this effect, the Bank’s Asset-Liability Committee is continuing to review its options in relation to core deposit growth, implementation of new products and use of derivatives.

In a decreasing interest rate environment, our earnings may increase or decrease. If long-term interest-earning assets do not reprice and interest rates on short-term deposits begin to decrease, earnings may rise.  In the current rate environment, rates on new loans have declined significantly resulting in the repricing of some of these assets.  Rates on deposit products have also dropped, more than the decline on loan product rates, which has resulted in a positive impact on our interest rate spread.  In an extended low rate environment the cost of funding may begin to fall more slowly than the decline in asset yields. If rates on deposit products stop falling and some assets continue to reprice at lower yields, then our margin may be negatively impacted. If deposit rates begin to increase and rates on loans remain static, that would have a negative impact to earnings.

For the three months ended June 30, 2011, the average yields on our loan portfolio and investment portfolios were 5.32% and 3.93%, respectively, in comparison to 5.45% and 4.32%, respectively, for the three months ended June 30, 2010. Overall, the average yield on our interest earning assets decreased by 17 basis points to 4.62% for the three months ended June 30, 2011 in comparison to the three months ended June 30, 2010.  For the three months ended June 30, 2011, the average rate that we were paying on interest-bearing liabilities decreased by 30 basis points to 1.45% in comparison to the same period in the prior year.  This was partially due to a decrease in the interest paid on our borrowings from 3.28% to 2.51% between the three months ended June 30, 2010 and 2011 and a 26 basis point decrease in the rate paid on time deposits from 2.11% for the three months ended June 30, 2010 to 1.85% for the three months ended June 30, 2011.  Our interest rate spread for the three months ended June 30, 2011 was 3.17%, which constituted a 13 basis point increase in comparison to the three months ended June 30, 2010.  Our net interest margin was 3.37% and 3.27% for the three months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011, the average yields on our loan portfolio and investment portfolios were 5.32% and 3.99%, respectively, in comparison to 5.47% and 4.42%, respectively, for the six months ended June 30, 2010. Overall, the average yield on our interest earning assets decreased by 27 basis points to 4.61% for the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010.  For the six months ended June 30, 2011, the average rate that we were paying on interest-bearing liabilities decreased by 29 basis points to 1.49% in comparison to the same period in the prior year.  This was partially due to a decrease in the interest paid on our borrowings from 3.23% to 2.60% between the six months ended June 30, 2010 and 2011 and a 28 basis point decrease in the rate paid on time deposits from 2.17% for the six months ended June 30, 2010 to 1.89% for the six months ended June 30, 2011.  Our interest rate spread for the six months ended June 30, 2011 was 3.12%, which constituted a 2 basis point increase in comparison to the six months ended June 30, 2010.  Our net interest margin was 3.31% and 3.34% for the six months ended June 30, 2011 and 2010, respectively.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets at June 30, 2011 were $483.4 million, an increase of $4.4 million, or 1.0%, from $479.0 million at December 31, 2010.  The increase in total assets was primarily due to an $8.7 million increase in loans receivable, net and a $4.2 million increase in securities available for sale, partially offset by a $6.4 million decrease in cash and cash equivalents and a $2.1 million decrease in other assets.

Cash and cash equivalents decreased by $6.4 million from $33.5 million at December 31, 2010 to $27.1 million at June 30, 2011.  The decrease was primarily attributed to a $4.5 million decrease in federal funds sold and a $3.3 million decrease in interest earning deposits which were used to fund loan originations and the purchase of securities available for sale.

Securities available for sale increased by $4.2 million to $158.1 million at June 30, 2011 compared to $153.9 million at December 31, 2010.  During the six month period ended June 30, 2011, the Company purchased $16.6 million of securities, including mortgage-backed securities, municipal bonds and U.S. Treasury bonds. During the same period, $11.6 million was received in paydowns on securities, $4.7 million was received on the sale of municipal bonds and unrealized mark to market gains earned before taxes was approximately $3.8 million.

Loans receivable, net increased by $8.7 million to $271.7 million at June 30, 2011 from $263.0 million at December 31, 2010.  The table below shows the changes in loan volume by loan type between June 30, 2011 and December 31, 2010:

	At June 30,	At December 31,	Change
	2011	2010	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one-to four-family	$187,131	$183,929	$3,202	1.7%
Home equity	30,317	30,613	(296)	(1.0)%
Commercial	38,440	33,782	4,658	13.8%
Construction	640	616	24	3.9%
Total Real Estate Loans	256,528	248,940	7,588	3.0%

Other Loans:
Commercial	11,661	10,360	1,301	12.6%
Consumer	2,077	2,224	(147)	(6.6)%

Total Gross Loans	270,266	261,524	8,742	3.3%
Allowance for loan losses	(1,206)	(953)	(253)	26.5%
Net deferred loan costs	2,628	2,460	168	6.8%
Loans receivable, net	$271,688	$263,031	$8,657	3.3%

The $8.7 million increase in loans receivable, net was primarily due to an increase in one-to four-family real estate loans, commercial real estate loans and commercial loans. The increase in these loan types was a result of the implementation of our strategic plan to increase our loan portfolio as well as the ability to take advantage of opportunities available in our market area.

Other assets decreased by $2.1 million, or 48.4%, to $2.2 million as of June 30, 2011 in comparison to December 31, 2010. The decrease was primarily due to a $1.2 million decrease in deferred tax assets as a result of an increase in unrealized mark to market gains on the available for sale securities portfolio. The decrease was also due to the refund of $600,000 in estimated federal income tax payments made during 2010. The tax refund was a result of tax payments being made prior to the charge off of $2.6 million in impaired loans during the third quarter of 2010.

The table below shows changes in deposit balances by type of deposit between June 30, 2011 and December 31, 2010:

	At June 30,	At December 31,	Change
	2011	2010	$	%
	(Dollars in thousands)
Demand Deposits:
Non-interest bearing	$28,545	$22,986	$5,559	24.2%
Interest bearing	40,982	41,971	(989)	2.4%
Money market	50,264	47,815	2,449	5.1%
Savings	35,066	32,126	2,940	9.2%
Time deposits	224,033	230,887	(6,854)	3.0%

Total Deposits	$378,890	$375,785	$3,105	0.8%

The growth in non-interest bearing demand deposits, as well as money market and savings accounts was a result of the Company’s continued strategic focus on attracting commercial deposit relationships as well as growing core deposits among its retail customers.  The decrease in time deposits was a result of the  Company’s decision to not match  unreasonable interest rates offered by our competitors in our market area in an effort to manage net interest margin.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $2.6 million from $39.2 million at December 31, 2010 to $36.5 million at June 30, 2011. Short-term borrowings increased by $1.0 million from $5.0 million at December 31, 2010 to $6.0 million at June 30, 2011. Long-term debt decreased $3.6 million from $34.2 million at December 31, 2010 to $30.6 million at June 30, 2011. As long-term debt matured, the Company paid off $2.6 million in long-term debt in order to reduce interest expense, and the remaining proceeds were transferred into short-term borrowings to take advantage of lower interest rates.

Total stockholders’ equity increased $3.9 million from $55.2 million at December 31, 2010 to $59.1 million at June 30, 2011. The increase in total stockholders’ equity was primarily due to a $2.4 million net increase in unrealized gains on the Company’s available for sale securities portfolio and $1.9 million in net income during the six month period ended June 30, 2011, partially offset by $367,000 in cash dividends paid and $169,000 of treasury stock repurchases.

Comparison of Results of Operations for the Three Months Ended June 30, 2011 and 2010

General.  Net income was $987,000 for the three month period ended June 30, 2011, or $0.17 per basic and diluted share, an increase of $338,000, or 52.1%, compared to net income of $649,000, or $0.11 per basic and diluted share, for the three month period ended June 30, 2010.  The increase in net income during the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010 was primarily due to a $393,000 increase in net interest income and a $109,000 decrease in non-interest expenses, partially offset by a $65,000 increase in provision for loan losses, a $36,000 decrease in non-interest income and a $63,000 increase in income tax expense.

Interest Income.  Interest income increased by $217,000, or 4.3%, to $5.2 million for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010.  Loan interest income increased by $67,000 during the three month period ended June 30, 2011 in comparison to the same period in 2010, due to an $11.4 million increase in the average balance of loans to $269.2 million. The average yield on the loan portfolio declined from 5.45% during the three month period ended June 30, 2010 to 5.32% for the three month period ended June 30, 2011 as a result of the current low interest rate environment.  Investment interest income increased by $157,000, or 10.6%, to $1.6 million for the three month period ended June 30, 2011 compared to the same period in 2010.  The investment portfolio had an average balance of $166.5 million and an average yield of 3.93% for the three month period ended June 30, 2011 compared to an average balance of $136.7 million and an average yield of 4.32% for the three month period ended June 30, 2010. The average balance of the investment portfolio increased due to deposit growth in our Erie County branches, a portion of which has been invested in investment securities. The average yield on the investment portfolio decreased due to the current low interest rate environment. Other interest income decreased $7,000, or 53.9%, from $13,000 for the three month period ended June 30, 2010 to $6,000 for the three month period ended June 30, 2011.  The average balance in other interest-earning deposits and federal funds sold decreased $7.3 million, or 31.5%, for the three month period ended June 30, 2010 compared to the three month period ended June 30, 2011, as the funds were used to originate loans, purchase investments, or pay down borrowings.  The average yield decreased from 0.22% for the three month period ended June 30, 2010 to 0.15% for the three month period ended June 30, 2011.

Interest Expense.  Interest expense decreased by $176,000, or 11.1%, from $1.6 million for the three months ended June 30, 2010 to $1.4 million for the three month period ended June 30, 2011.  The interest paid on deposits decreased by $33,000 to $1.1 million for the three month period ended June 30, 2011 when compared to the same period in 2010.  During the three month period ended June 30, 2011, the average balance of deposits was $350.2 million with an average rate of 1.31% compared to the average balance of deposits of $314.9 million with an average rate of 1.50% for the three month period ended June 30, 2010.  The decrease in the average rate paid on deposits was due to the continued low interest rate environment in 2011. The increase in the average balance of deposits was primarily due to deposit growth in our Erie County branches. The interest expense related to advances from the FHLBNY decreased $143,000, or 37.5%, to $238,000 for the three month period ended June 30, 2011 when compared to the same period in 2010.  The decrease in interest expense on advances occurred due to an $8.6 million decrease in the average balances on advances to $37.9 million and a 77 basis point decline in the average rate on advances to 2.51% in comparison to the three month period ended June 30, 2010. The decrease in the average advance balance was a result of the Company’s decision to utilize excess cash obtained through deposit growth in 2010 to paydown borrowings. The low interest rate environment caused the average rate paid on borrowings to decrease.

Provision for Loan Losses.  Provision for loan losses during the three month period ended June 30, 2011 was $265,000, an increase of $65,000, or 32.5%, in comparison to $200,000 for the three month period ended June 30, 2010.   Nonperforming loans have remained steady at $2.5 million at June 30, 2011 and 2010, despite an $11.4 million increase in average loans outstanding since June 30, 2010. Net charge-offs have also remained low with an annualized ratio of net charge-offs to average loans receivable of 0.02% and 0.03% as of June 30, 2011 and 2010, respectively. During the three month period ended June 30, 2011, the Company recorded a $199,000 provision for loan losses as part of its review of certain environmental factors for commercial real estate loans and commercial loans. Management concluded that an increased provision was needed for its commercial loan portfolio due to the increase in portfolio size and the standard risks presented by these types of loans. The remaining $66,000 in the provision for loan losses was attributed to changes in loan classifications for certain one-to four-family residential mortgage loans. The $200,000 provision for loan losses during the three month period ended June 30, 2010 was primarily due to an expected loss on a single commercial loan. Refer to Note 5 of the Notes to Consolidated Financial Statements (unaudited) for details on the provision for loan losses. The majority of our loans are residential mortgage loans backed by first lien collateral on real estate held in the Western New York region.  Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values.  We do not hold any sub-prime loans in our loan portfolio.

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

Non-interest Income.  Non-interest income decreased $36,000, or 6.2%, from $581,000 for the three months ended June 30, 2010 to $545,000 for the three months ended June 30, 2011. The decrease in non-interest income was primarily due to a $65,000 decrease in service charges and fees, partially offset by a $31,000 net gain on the sale of municipal bonds for the three months ended June 30, 2011 compared with the same period in 2010. The decrease in service charges and fees was related to recent federal regulations enacted during the third quarter of 2010, which require expanded disclosure of overdraft fees and allows customers to “opt out” of these types of fees. During the three month period ended June 30, 2011, we sold thirteen municipal bonds that were set to mature between 2018 and 2029 in order to reduce our concentration in municipal bonds and the average life of the investment portfolio.

Non-interest Expense.  Non-interest expense decreased by $109,000, or 3.7%, from $2.9 million for the three month period ended June 30, 2010 to $2.8 million for the three month period ended June 30, 2011. The decrease was largely due to a decrease in salary and employee benefits of $125,000, or 8.3% resulting from the retirement of our former Chief Executive Officer. Professional expenses increased $24,000, or 8.6%. This increase was primarily due to increased expenses relating to investor relations, legal and accounting services for the three month period ended June 30, 2011. Advertising expenses increased by $18,000 for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010 as prior period expenses did not include a major advertisment campaign. Other expenses decreased $31,000, or 11.2%, for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010 due to decreased charitable donations and losses from the sale of Company owned real estate.

Income Tax Expense.  Income tax expense increased by $63,000, or 30.7%, from $205,000 for the three month period ended June 30, 2010 to $268,000 for the three month period ended June 30, 2011.  The increase was primarily due to an increase in income partially offset by a disproportionate increase in tax exempt income, which caused our effective tax rate to decrease to 21.4% for the three month period ended June 30, 2011, compared to 24.0% for the three month period ended June 30, 2010.

Comparison of Results of Operations for the Six Months ended June 30, 2011 and 2010

General.  Net income was $1.9 million for the six month period ended June 30, 2011, or $0.34 per basic and diluted  share, an increase of $567,000, or 41.4%, compared to net income of $1.4 million, or $0.24 per basic and diluted share, for the six month period ended June 30, 2010.  The increase in net income during the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010 was primarily due to a $625,000 increase in net interest income, and a $28,000 decrease in non-interest expenses, partially offset by a $35,000 increase in provision for loan losses and a $49,000 increase in income tax expense.

Interest Income.  Interest income increased by $405,000, or 4.1%, to $10.4 million for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010.  Loan interest income increased by $30,000 for the six month period ended June 30, 2011 compared to the same period in 2010.  The average balance of loans receivable, net increased from $257.7 million during the six month period ended June 30, 2010 to $266.4 million in the same period in 2011.  Loan interest income was impacted by the current low interest rate environment, as shown by the decrease in the average yield on the loan portfolio which decreased from 5.47% for the six month period ended June 30, 2010 to 5.32% for the same period in 2011.  Investment interest income increased by $377,000, or 13.1%, to $3.2 million for the six month period ended June 30, 2011 compared to the same period in 2010.  The investment portfolio had an average balance of $162.8 million and an average yield of 3.99% for the six month period ended June 30, 2011 compared to an average balance of $129.8 million and an average yield of 4.42% for the six month period ended June 30, 2010. The average balance of the investment portfolio increased due to deposit growth in our Erie County branches, a portion of which has been invested in investment securities, while the average yield on investments decreased due to the low interest rate environment.  Other interest income decreased $2,000, or 9.1%, from $22,000 for the six month period ended June 30,

2010 to $20,000 for the six month period ended June 30, 2011. The decrease was due to the decrease in the average yield from 0.22% for the six month period ended June 30, 2010 to 0.20% for the six month period ended June 30, 2011, partially offset by an increase in the average balance in other interest earning deposits and federal funds sold of $534,000, or 2.7%, for the six months ended June 30, 2011.

Interest Expense.  Interest expense decreased by $220,000, or 7.0%, from $3.1 million for the six month period ended June 30, 2010 to $2.9 million for the six month period ended June 30, 2011.  The interest paid on deposits increased by $20,000 for the six month period ended June 30, 2011 when compared to the six month period ended June 30, 2010, due to higher average deposit balances.  The average balance on deposits for the six month period ended June 30, 2011 was $351.0 million and average rate paid on interest-bearing deposits was 1.34% compared to the average balance on deposits for the six month period ended June 30, 2010 of $306.0 million and the average rate paid on interest-bearing deposits of 1.53%.  The average balance of deposits increased primarily due to deposit growth in our Erie County branches, which included the opening of a new branch during April 2010. The interest expense related to advances from the FHLBNY decreased $239,000, or 32.3%, to $501,000 for the six month period ended June 30, 2011 when compared to the same period in June 2010.  The decrease in interest expense on advances occurred due to a $7.3 million decrease in average balances on advances to $38.5 million and a 63 basis point decline in average rate on advances to 2.60% in comparison to the six month period ended June 30, 2010.  The decrease in the average advances balance was a result of the Company’s decision to utilize excess cash obtained through deposit growth in 2010 to pay down borrowings.  The low interest rate environment caused the average rate paid on deposits and borrowings to decrease.

Provision for Loan Losses.  Provision for loan losses during the six month period ended June 30, 2011 was $285,000, an increase of $35,000, or 14.0%, compared to $250,000 for the six month period ended June 30, 2010.   Nonperforming loans remained constant at $2.5 million at June 30, 2011 and 2010, respectively, despite an $8.7 million increase in average loans outstanding since June 30, 2010.  Net charge-offs have also remained low with an annualized ratio of net charge-offs to average loans receivable of 0.02% and 0.03% for the six months ended June 30, 2011 and 2010, respectively. Management’s review of the quality of the residential mortgage loans, home equity loans and consumer loans, the economic conditions in the Western New York area and the adequacy of the existing allowance for loan losses balances indicated that a higher provision was not necessary at this time for these types of loans. Upon review of the environmental factors relating to the commercial real estate loans and commercial loans during 2011, management determined that a $199,000 provision for loan losses was necessary due to the increase in portfolio size and the standard risks presented by the nature of these types of loans. During the six months ended June 30, 2011, management also recorded $145,000 in provision for loan losses for specific commercial real estate or commercial loans that had become classified loans or had been downgraded due to certain factors, such as delinquency. The provisions related to commercial loans were partially offset by a $60,000 reduction in the allowance for loan losses for one-to four-family real estate loans and home equity loans. The provision for loan losses in the six month period ended June 30, 2010 was primarily due to an expected loss on a single commercial loan.  Refer to Note 5 of the Notes to Consolidated Financial Statements (unaudited) for details on the provision for loan losses.  The majority of our loans are residential mortgage loans backed by first lien collateral on real estate held in the Western New York region.  Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values.  We do not hold any sub-prime loans in our loan portfolio.

Non-interest Income.  For the six month period ended June 30, 2011 and 2010 non-interest income was $1.1 million.  There was a $98,000 decrease in service charges and fees from $946,000 for the six month period ended June 30, 2010 to $848,000 for the six month period ended June 30, 2011.  The decrease in service charges and fees was related to recent federal regulations enacted in the third quarter of 2010, which require expanded disclosure of overdraft fees and allows customers to “opt out” of these types of fees.   This decrease was primarily offset by a $31,000 gain on sale of municipal bonds and a recovery of $57,000 on a previously impaired security.

Non-interest Expense.  Non-interest expense decreased by $28,000, or 0.5%, to $5.8 million for the six month period ended June 30, 2011 as compared to $5.9 million for the six month period ended June 30, 2010.  The decrease was primarily due to a $152,000 decrease in salaries and employee benefits during the six month period ended June 30, 2011 compared to the same period in 2010, primarily due to the retirement of the former Chief Executive Officer.  This decrease was partially offset by an $85,000 increase in occupancy and equipment expenses during the six month period ended June 30, 2011 due to higher depreciation expenses associated with renovations to the Company’s headquarters during the second half of 2010. Professional  services increased  $46,000, or 8.7%, primarily due to increased expenses relating to investor relations, legal and accounting services for the six month period ended June 30, 2011.

Income Tax Expense.  Income tax expense increased by $49,000, or 10.8%, from $454,000 for the six month period ended June 30, 2010 to $503,000 for the six month period ended June 30, 2011.  The increase was primarily due to an increase in income partially offset by a disproportionate increase in tax exempt income, which caused our effective tax rate to decrease to 20.6% for the six month period ended June 30, 2011, compared to 24.9% for the six months ended June 30, 2010.

Loans Past Due and Non-performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due.  Non-performing assets, including non-performing loans and foreclosed real estate, totaled $2.8 million at June 30, 2011 and $2.6 million at December 31, 2010.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated. We did not have any non-performing troubled debt restructured loans as of the dates indicated.

	At June 30,	At December 31,
	2011	2010
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
One-to four-family	$386	$391
Construction	—	—
Commercial real estate	—	43
Home equity loans and lines of credit	—	39
Other loans:
Commercial loans	5	—
Consumer loans	42	59
Total	$433	$532
Loans accounted for on a nonaccrual basis:
Real estate loans:
One-to four-family	$1,399	$1,279
Construction	—	—
Commercial real estate	468	370
Home equity loans and lines of credit	128	122
Other loans:
Commercial loans	76	27
Consumer loans	9	11
Total non-accrual loans	2,080	1,809
Total nonperforming loans	2,513	2,341
Foreclosed real estate	276	304
Restructured loans	—	—
Total nonperforming assets	$2,789	$2,645
Ratios:
Nonperforming loans as a percent of net loans:	0.92%	0.89%
Nonperforming assets as a percent of total assets:	0.58%	0.55%

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated:

	At or For the Six Months Ended June 30, 2011	At or For the Six Months Ended June 30, 2010
	(Dollars in thousands)
Balance at beginning of period:	$953	$1,564
Provision for loan losses	285	250
Charge-offs:
Real estate loans:
One-to four-family	—	35
Construction	—	—
Commercial real estate	—	13
Home equity loans and lines of credit	29	—
Other loans:
Commercial loans	—	—
Consumer loans	10	11
Total charge-offs	39	59
Recoveries:
Real estate loans:
One-to four-family	4	19
Construction	—	—
Commercial real estate	—	—
Home equity loans and lines of credit	—	—
Other loans:
Commercial loans	—	—
Consumer loans	3	2
Total recoveries	7	21

Net charge-offs	32	38

Balance at end of period	$1,206	$1,776

Average loans outstanding	$266,423	$257,720

Ratio of net charge-offs to average loans outstanding (1)	0.02%	0.03%

Allowance for loan losses as a percent of total net loans	0.44%	0.69%

Allowance for loan losses as a percent of non-performing loans	47.99%	70.14%

(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest earning deposits at other financial institutions and funds provided from operations. We have a written agreement with the Federal Home Loan Bank of New York, which allows us to borrow up to $130.7 million, as of June 30, 2011, and is  collateralized by a pledge of our mortgage loans.  At June 30, 2011, we had outstanding advances under this agreement of $36.5 million.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the six months ended June 30, 2011, we originated loans of approximately $30.4 million in comparison to approximately $20.0 million of loans originated during the six months ended June 30, 2010. Purchases of investment securities totaled $16.6 million in the six months ended June 30, 2011 and $35.1 million in the six months ended June 30, 2010.

At June 30, 2011, we had loan commitments to borrowers of approximately $10.6 million and overdraft lines of protection and unused home equity lines of credit of approximately $27.0 million.

Total deposits were $378.9 million at June 30, 2011, as compared to $375.8 million at December 31, 2010.  Time deposit accounts scheduled to mature within one year were $112.3 million at June 30, 2011.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

During 2009, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets as the U.S. economy experienced a recession.  Although recent reports have indicated improvements in the macro-economic conditions, the recession has had far-reaching effects. However, our financial condition, credit quality and liquidity position remain strong.

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

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 7 of the Notes to Consolidated Financial Statements for a summary of loan commitments outstanding as of June 30, 2011.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended June 30, 2011:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2011 through April 30, 2011	—	—	—	91,510
May 1, 2011 through May 31, 2011	—	—	—	91,510
June 1, 2011 through June 30, 2011	—	—	—	91,510
Total	—	—	—	91,510

(1)
On November 17, 2010, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 116,510 shares of our outstanding common stock. This amount represented 5 % of our outstanding stock not owned by the MHC as of November 23, 2010. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

Item 6.  Exhibits

3.1	Charter of Lake Shore Bancorp, Inc.1
3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.2
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.3
10.1	Employment Agreement between Daniel P. Reininga and Lake Shore Bancorp, Inc.4
10.2	Employment Agreement between Daniel P. Reininga and Lake Shore Savings Bank4
10.3	Amended and Restated Change of Control Agreement between Rachel A. Foley and Lake Shore Bancorp, Inc.5
31.1 31.2 32.1
Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document6
101.SCH	XBRL Taxonomy Extension Schema Document6
101.CAL	XBRL Taxonomy Calculation Linkbase Document6
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document6
101.LAB	XBRL Taxonomy Label Linkbase Document6
101.PRE	XBRL Taxonomy Presentation Linkbase Document6

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
4           Incorporated herein by reference to Exhibits 10.1 and 10.2 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.
5           Incorporated herein by reference to Exhibit 10.3 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.
6           As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

/s/ Daniel P. Reininga
August 15, 2011	By:	Daniel P. Reininga
President and Chief Executive Officer
	(	Principal Executive Officer)

/s/ Rachel A. Foley
August 15, 2011	By:	Rachel A. Foley
Chief Financial Officer
	(	Principal Financial and Accounting Officer)