Form 10-Q
period 2011-09-30
Lake Shore Bancorp, Inc.
filed 2011-11-14
CIK 1341318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Common stock ($0.01 par value) 5,939,132 shares outstanding as of November 1, 2011.

PART I

Item 1. Financial Statements
LAKE SHORE BANCORP, INC. and SUBSIDIARY
Consolidated Statements of Financial Condition

	September 30, 2011	December 31, 2010
	(Unaudited) (Dollars in thousands, except per share information)

Assets

Cash and due from banks	$8,991	$6,457
Interest earning deposits	14,265	16,351
Federal funds sold	6,349	10,706

Cash and Cash Equivalents	29,605	33,514

Securities available for sale	161,789	153,924
Federal Home Loan Bank stock, at cost	2,269	2,401
Loans receivable, net of allowance for loan losses 2011 $1,212; 2010 $953	275,827	263,031
Premises and equipment, net	8,645	8,966
Accrued interest receivable	2,103	1,801
Bank owned life insurance	11,313	11,119
Other assets	2,285	4,291

Total Assets	$493,836	$479,047

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Interest bearing	$350,302	$352,799
Non-interest bearing	33,481	22,986

Total Deposits	383,783	375,785

Short-term borrowings	4,650	5,000
Long-term debt	30,590	34,160
Advances from borrowers for taxes and insurance	1,718	3,027
Other liabilities	10,054	5,865

Total Liabilities	430,795	423,837

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 5,939,132 shares outstanding at September 30, 2011 and 6,612,500 shares issued and 5,957,082 shares outstanding at December 31, 2010	66	66
Additional paid-in capital	27,971	27,920
Treasury stock, at cost (673,368 shares at September 30, 2011 and 655,418 shares at December 31, 2010)	(6,260)	(6,091)
Unearned shares held by ESOP	(2,068)	(2,132)
Unearned shares held by RRP	(644)	(757)
Retained earnings	39,317	36,737
Accumulated other comprehensive income (loss)	4,659	(533)

Total Stockholders’ Equity	63,041	55,210

Total Liabilities and Stockholders’ Equity	$493,836	$479,047

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
Interest Income	(Unaudited) (Dollars in thousands, except per share data)

Loans, including fees	$3,657	$3,415	$10,742	$10,470
Investment securities, taxable	1,086	1,173	3,367	3,464
Investment securities, tax exempt	460	340	1,425	918
Other	9	18	29	40
Total Interest Income	5,212	4,946	15,563	14,892
Interest Expense
Deposits	1,124	1,197	3,483	3,536
Short-term borrowings	4	3	19	14
Long-term debt	229	375	715	1,104
Other	27	29	83	86
Total Interest Expense	1,384	1,604	4,300	4,740

Net Interest Income	3,828	3,342	11,263	10,152

Provision for loan losses	10	1,725	295	1,975

Net Interest Income after Provision for Loan Losses	3,818	1,617	10,968	8,177
Non-interest income

Service charges and fees	433	466	1,281	1,412
Earnings on bank owned life insurance	65	75	194	204
Gain on sale of securities available for sale	—	1,057	31	1,057
Recovery on previously impaired investment securities	—	—	57	—
Other	30	34	90	86
Total Non-Interest Income	528	1,632	1,653	2,759
Non-interest expenses

Salaries and employee benefits	1,444	1,505	4,382	4,595
Occupancy and equipment	449	418	1,344	1,228
Professional services	274	260	851	791
Data processing	144	147	426	422
Advertising	129	82	382	349
FDIC Insurance	15	130	264	373
Postage and Supplies	54	62	187	210
Other	269	232	777	731
Total Non-Interest Expenses	2,778	2,836	8,613	8,699

Income before Income Taxes	1,568	413	4,008	2,237

Income taxes expense (Benefit)	412	(365)	915	89

Net Income	$1,156	$778	$3,093	$2,148

Basic and diluted earnings per common share	$0.20	$0.13	$0.54	$0.37
Dividends declared per share	$0.07	$0.06	$0.21	$0.18

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2011 and 2010 (unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares Held by ESOP	Unearned Shares Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except share and per share data)
Balance – January 1, 2010	$66	$27,838	$(4,467)	$(2,217)	$(987)	$34,224	$989	$55,446
Comprehensive income:
Net income	—	—	—	—	—	2,148	—	2,148
Other comprehensive income	—	—	—	—	—	—	1,745	1,745
Total Comprehensive Income								3,893

ESOP shares earned (5,951 shares)	—	(16)	—	64	—	—	—	48
Stock based compensation	—	111	—	—	—	—	—	111
RRP shares earned (12,842 shares)	—	(34)	—	—	172	—	—	138
Purchase of treasury stock, at cost (160,380 shares)	—	—	(1,297)	—	—	—	—	(1,297)
Cash dividends declared ($0.18 per share)	—	—	—	—	—	(452)	—	(452)
Balance – September 30, 2010	$66	$27,899	$(5,764)	$(2,153)	$(815)	$35,920	$2,734	$57,887

Balance – January 1, 2011	$66	$27,920	$(6,091)	$(2,132)	$(757)	$36,737	$(533)	$55,210
Comprehensive income:
Net income	—	—	—	—	—	3,093	—	3,093
Other comprehensive income	—	—	—	—	—	—	5,192	5,192
Total Comprehensive income								8,285

ESOP shares earned (5,952 shares)	—	(3)	—	64	—	—	—	61
Stock based compensation	—	80	—	—	—	—	—	80
RRP shares earned (8,446 shares)	—	(26)	—	—	113	—	—	87
Purchase of treasury stock, at cost (17,950 shares)	—	—	(169)	—	—	—	—	(169)
Cash dividends declared ($0.21 per share)	—	—	—	—	—	(513)	—	(513)
Balance – September 30, 2011	$66	$27,971	$(6,260)	$(2,068)	$(644)	$39,317	$4,659	$63,041

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS of CASH FLOWS

	Nine Months Ended September 30
	2011	2010
	(Unaudited) (Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$3,093	$2,148
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of investment securities	74	(25)
Amortization of deferred loan costs	374	363
Provision for loan losses	295	1,975
Recovery on previously impaired investment securities	(57)	—
Gain on sale of investment securities	(31)	(1,057)
Originations of loans held for sale	(487)	(243)
Proceeds from sales of loans held for sale	487	243
Depreciation and amortization	495	441
Increase in bank owned life insurance, net	(194)	(204)
ESOP shares committed to be released	61	48
Stock based compensation expense	167	249
Increase in accrued interest receivable	(302)	(100)
Decrease (increase) in other assets	806	(665)
Increase in other liabilities	181	217

Net Cash Provided by Operating Activities	4,962	3,390

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales	4,673	10,776
Maturities, prepayments and calls	16,676	22,203
Purchases	(18,666)	(55,971)
Purchases of Federal Home Loan Bank Stock	(51)	(354)
Redemptions of Federal Home Loan Bank Stock	183	261
Loan origination and principal collections, net	(13,602)	(229)
Additions to premises and equipment	(171)	(1,302)

Net Cash Used in Investing Activities	(10,958)	(24,616)

Cash Flows from Financing Activities
Net increase in deposits	7,998	45,424
Net decrease in advances from borrowers for taxes and insurance	(1,309)	(1,427)
Net decrease in short-term borrowings	(350)	(4,500)
Proceeds from issuance of long-term debt	4,100	9,300
Repayment of long-term debt	(7,670)	(3,600)
Purchase of Treasury Stock	(169)	(1,297)
Cash dividends paid	(513)	(452)

Net Cash Provided by Financing Activities	2,087	43,448

Net Increase (Decrease) in Cash and Cash Equivalents	(3,909)	22,222

Cash and Cash Equivalents – Beginning	33,514	22,064

Cash and Cash Equivalents – Ending	$29,605	$44,286
Supplementary Cash Flows Information
Interest paid	$4,338	$4,730
Income taxes paid	$876	$1,189
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$145	$228
Securities purchased and not settled	$2,065	$2,010

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

The interim financial statements included herein as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2010. The consolidated results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2011.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet as of September 30, 2011 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 – NEW ACCOUNTING STANDARDS

The Company adopted the section of FASB Accounting Standards Update (“ASU”) 2010-20 “Receivables” (“Subtopic 310”): “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) as it relates to troubled debt restructurings, effective September 30, 2011. The adoption of ASU 2010-20, as it relates to troubled debt restructurings, did not have a material impact on the Company’s consolidated financial condition or results of operations.

The Company adopted FASB ASU 2011-02, “Receivables (“Subtopic 310”): “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”) effective September 30, 2011. ASU 2011-02 provides additional guidance and clarification in determining whether

NOTE 2 – NEW ACCOUNTING STANDARDS (continued)

a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The adoption of this update did not have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (“Subtopic 820”): “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 will create common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 will change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change to the application of the requirements in Subtopic 820. Some of the amendments clarify the application of existing fair value measurement requirements. Other amendments change a particular principal or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Management does not expect the adoption of this update to have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (“Subtopic 220”): “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU 2011-05 do not change the items that must be reported; how they are reported in other comprehensive income; or when an item of other comprehensive income must be reclassified to net income. The amendments do not affect how earnings per share is calculated or presented. ASU 2011-05 is effective for interim and annual periods ending after December 15, 2011 and is to be applied retrospectively. Management does not expect the adoption of this update to have a material impact on the Company’s consolidated financial condition or results of operations.

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

NOTE 3 – OTHER COMPREHENSIVE INCOME (continued)

The components of other comprehensive income and related tax effects for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Unrealized holding gains on securities available for sale	$4,631	$1,326	$8,557	$3,903
Reclassification adjustment related to:
Net realized gains on sales of securities included in net income	—	(1,057)	(31)	(1,057)
Recovery on previously impaired investment securities	—	—	(57)	—

Changes in Net Unrealized Gains	4,631	269	8,469	2,846
Income tax expense	(1,792)	(105)	(3,277)	(1,101)

Other Comprehensive Income	$2,839	$164	$5,192	$1,745

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and fair value of securities are as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale:
U.S. Treasury bonds	$12,945	$2,040	$—	$14,985
Municipal bonds	49,229	2,824	(6)	52,047
Mortgage-backed securities:
Collateralized mortgage obligations - private label	147	—	(5)	142
Collateralized mortgage obligations - government sponsored entities	59,462	1,774	—	61,236
Government National Mortgage Association	3,351	237	—	3,588
Federal National Mortgage Association	18,640	1,067	—	19,707
Federal Home Loan Mortgage Corporation	4,552	552	—	5,104
Asset-backed securities - private label	5,656	351	(1,236)	4,771
Asset-backed securities - government sponsored entities	185	18	—	203
Equity securities	22	—	(16)	6

	$154,189	$8,863	$(1,263)	$161,789

NOTE 4 – INVESTMENT SECURITIES (continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale:
U.S. Treasury bonds	$8,961	$170	$(27)	$9,104
Municipal bonds	47,995	292	(2,541)	45,746
Mortgage-backed securities:
Collateralized mortgage obligations - private label	305	3	(4)	304
Collateralized mortgage obligations - government sponsored entities	71,864	1,726	(194)	73,396
Government National Mortgage Association	2,461	1	(55)	2,407
Federal National Mortgage Association	10,545	454	(133)	10,866
Federal Home Loan Mortgage Corporation	5,817	390	—	6,207
Asset-backed securities - private label	6,586	253	(1,189)	5,650
Asset-backed securities - government sponsored entities	237	—	—	237
Equity securities	22	—	(15)	7

	$154,793	$3,289	$(4,158)	$153,924

All of our collateralized mortgage obligations are backed by residential mortgages.

At September 30, 2011 and December 31, 2010, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At September 30, 2011, thirty-two municipal bonds with a cost of $10.0 million and fair value of $10.9 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at September 30, 2011, eleven municipal bonds with a cost of $4.1 million and a fair value of $4.4 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits. At December 31, 2010, twenty-nine municipal bonds with a cost of $9.6 million and fair value of $9.7 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at December 31, 2010, nine municipal bonds with a cost and fair value of $3.4 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

NOTE 4 – INVESTMENT SECURITIES (continued)

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)

September 30, 2011:

Municipal bonds	$—	$—	$1,007	$(6)	$1,007	$(6)
Mortgage-backed securities	142	(5)	—	—	142	(5)
Asset-backed securities - private label	—	—	3,956	(1,236)	3,956	(1,236)
Equity securities	—	—	6	(16)	6	(16)

	$142	$(5)	$4,969	$(1,258)	$5,111	$(1,263)
December 31, 2010:

U.S. Treasury bonds	$2,049	$(27)	$—	$—	$2,049	$(27)
Municipal bonds	34,806	(2,476)	533	(65)	35,339	(2,541)
Mortgage-backed securities	14,922	(382)	183	(4)	15,105	(386)
Asset-backed securities - private label	—	—	4,757	(1,189)	4,757	(1,189)
Equity securities	7	(15)	—	—	7	(15)

	$51,784	$(2,900)	$5,473	$(1,258)	$57,257	$(4,158)

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

At September 30, 2011 the Company’s investment portfolio included one mortgage-backed security in the less than twelve months category. The mortgage-backed security was not evaluated further for OTTI as the unrealized loss on the individual security was less than 20% of its book value, which management deemed to be immaterial, and the credit ratings remained strong. The Company expects this security to

NOTE 4 – INVESTMENT SECURITIES (continued)

be repaid in full, with no losses realized. Management does not intend to sell this security and it is more likely than not that it will not be required to sell this security.

At September 30, 2011, the Company had one equity security, two municipal bonds and four private-label asset-backed securities in the unrealized loss of twelve months or more category. The Company’s investment in equity securities is a requirement of its membership with the FHLMC. These securities were not evaluated further for OTTI, despite the percentage of unrealized losses, due to immateriality. Two municipal bonds and one private label security in this category were not evaluated further for OTTI as the unrealized loss was less than 20% of book value. Furthermore, for the municipal bonds, the credit ratings remained high. The temporary impairments in these securities were due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads since the time the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The three remaining private label asset-backed securities in this category were subject to a formal OTTI review as the unrealized losses were greater than 20% of book value for the individual security, or the related credit ratings were below investment grade, or the Company’s analysis indicated a possible loss of principal. The following table provides additional information relating to these private-label asset-backed securities as of September 30, 2011 (dollars in thousands):

					Delinquent %
			Unrealized	Lowest			Foreclosure/ OREO /
Security	Book Value	Fair Value	Gain/ (Loss)	Rating	Over 60 days	Over 90 days	Bankruptcy %	OREO%
1	$2,000	$1,294	$(706)	CC	41.40%	39.20%	13.90%	2.60%
2	1,391	1,054	(337)	B-	37.80%	34.80%	12.50%	2.20%
3	1,000	821	(179)	CCC	22.00%	20.50%	12.30%	0.60%
Total	$4,391	$3,169	$(1,222)

The three private-label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these three private-label asset-backed securities occurred due to the current challenging economic environment, high unemployment rates, a continued decline in housing values in many areas of the country, and increased delinquency trends. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value did not reflect the need to record initial OTTI charges against earnings as of September 30, 2011 as the calculations of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell the securities.

Management also completed an OTTI analysis for two private-label asset backed securities, which did not have unrealized losses as of September 30, 2011. However, an impairment charge had been taken on these securities during 2008. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-values and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of September 30, 2011 on these securities. Management also concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities.

NOTE 4 – INVESTMENT SECURITIES (continued)

The unrealized losses shown in the above table, were recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the credit related OTTI charges recognized as components of earnings (dollars in thousands):

	For the Nine Months Ended September 30, 2011	For the Year Ended December 31, 2010
Beginning balance	$1,176	$1,922

Additions: Credit related OTTI recorded in current period	—	—

Reductions: Realized loss on sale of security	—	(457)
Losses realized during the period on OTTI previously recognized	(31)	(147)
Receipt of cash flows on previously recorded OTTI	(57)	(142)
Ending balance	$1,088	$1,176

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

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2011
After five years through ten years	$15,427	$17,255
After ten years	46,747	49,777
Mortgage-backed securities	86,152	89,777
Asset-backed securities	5,841	4,974
Equity securities	22	6
	$154,189	$161,789

The Company sold available for sale securities during the nine months ended September 30, 2011, for total proceeds of $4.7 million, resulting in gross realized gains of $115,000 and gross realized losses of $84,000.

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

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Management segregates the loan portfolio into loan types and analyzes the risk level for each loan type when determining its allowance for loan losses. The loan types are as follows:

Real Estate Loans:

●
One-to Four-Family – are loans secured by first lien collateral on residential real estate primarily held in the Western New York region. These loans can be affected by economic conditions and the value of underlying properties. Western New York has not been impacted as severely as other parts of the country by fluctuating real estate prices. Furthermore, the Company has conservative underwriting standards and does not have any sub-prime loans in its loan portfolio.

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

Other Loans:

●
Commercial – includes business installment loans, lines of credit, and other commercial loans. Most of our commercial loans have variable interest rates tied to the prime rate, and are for terms generally not in excess of 15 years. Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower. Commercial loans generally involve a higher degree of credit risk because the collateral underlying the loans may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans can also involve relatively large loan balances to a single borrower or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation of the commercial businesses and the income stream of the borrower. Such risks can be significantly affected by economic conditions.

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

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (continued)

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

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of September 30, 2011:

		Real Estate Loans			Other Loans
	One-to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total

	(Dollars in thousands)
September 30, 2011

Allowance for Loan Losses:

Balance – July 1, 2011	$373	$90	$498	$—	$228	$17	$—	$1,206
Charge-offs	—	—	—	—	(1)	(3)	—	(4)
Recoveries	—	—	—	—	—	—	—	—
Provision	30	(37)	23	—	(11)	5	—	10
Balance – September 30, 2011	$403	$53	$521	$—	$216	$19	$—	$1,212

Balance – January 1, 2011	$407	$141	$278	$1	$104	$21	$1	$953
Charge-offs	—	(29)	—	—	(1)	(13)	—	(43)
Recoveries	4	—	—	—	—	3	—	7
Provision	(8)	(59)	243	(1)	113	8	(1)	295
Balance – September 30, 2011	$403	$53	$521	$—	$216	$19	$—	$1,212

Ending balance: individually evaluated for impairment	$—	$—	$23	$—	$—	$—	$—	$23

Ending balance: collectively evaluated for impairment	$403	$53	$498	$—	$216	$19	$—	$1,189

Gross Loans Receivable (1):

Ending balance	$186,093	30,435	$43,512	$531	$11,748	$2,006	$—	$274,325

Ending balance: individually evaluated for impairment	$—	$—	$370	$—	$—	$—	$—	$370

Ending balance: collectively evaluated for impairment	$186,093	$30,435	$43,142	$531	$11,748	$2,006	$—	$273,955

(1)  Gross Loans Receivable does not include allowance for loan losses of $(1,212) or deferred loan costs of $2,714.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (continued)

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class as of December 31, 2010:

		Real Estate Loans			Other Loans
	One-to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
December 31, 2010	(Dollars in thousands)

Allowance for Loan Losses:

Ending balance	$407	$141	$278	$1	$104	$21	$1	$953

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$407	$141	$278	$1	$104	$21	$1	$953

Gross Loans Receivable (1):

Ending balance	$183,929	$30,613	$33,782	$616	$10,360	$2,224	$—	$261,524

Ending balance: individually evaluated for impairment	$—	$—	$277	$—	$—	$—	$—	$277

Ending balance: collectively evaluated for impairment	$183,929	$30,613	$33,505	$616	$10,360	$2,224	$—	$261,247

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

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (continued)

The following is a summary of information pertaining to impaired loans for the periods indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

For the nine months ended September 30, 2011
With no related allowance recorded:
Commercial real estate	$129	$129	$—	$131	$10
With an allowance recorded:
Commercial real estate	241	241	23	247	13
Total	$370	$370	$23	$378	$23

For the year ended December 31, 2010
With no related allowance recorded:
Commercial real estate	$277	$277	$—	$211	$5
With an allowance recorded:
Commercial real estate	—	—	—	1,566	56
Commercial loans	—	—	—	147	8
Total	$277	$277	$—	$1,924	$69

The following table provides an analysis of past due loans as of dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
September 30, 2011:
Real Estate Loans:
Residential, One-to Four-Family	$827	$639	$1,390	$2,856	$183,237	$186,093
Home equity	61	36	136	233	30,202	30,435
Commercial	141	—	465	606	42,906	43,512
Construction	—	—	—	—	531	531
Other Loans:
Commercial	130	50	53	233	11,515	11,748
Consumer	10	1	36	47	1,959	2,006
Total	$1,169	$726	$2,080	$3,975	$270,350	$274,325

December 31, 2010:
Real Estate Loans:
Residential, One-to Four-Family	$1,435	$713	$1,490	$3,638	$180,291	$183,929
Home equity	188	116	135	439	30,174	30,613
Commercial	45	—	413	458	33,324	33,782
Construction	—	—	—	—	616	616
Other Loans:
Commercial	300	—	27	327	10,033	10,360
Consumer	13	13	70	96	2,128	2,224
Total	$1,981	$842	$2,135	$4,958	$256,566	$261,524

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (continued)

The following table is a summary of nonaccrual loans and accruing loans delinquent 90 days or more by loan class for the dates indicated:

	At September 30, 2011	At December 31, 2010
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real Estate Loans:
Residential, One-to Four-Family	$290	$391
Home equity	—	39
Commercial	—	43
Construction	—	—
Other loans:
Commercial	—	—
Consumer	25	59
Total	$315	$532

Loans accounted for on a non-accrual basis:
Real Estate Loans:
Residential, One-to Four-Family	$1,371	$1,279
Home Equity	211	122
Commercial	465	370
Construction	—	—
Other loans:
Commercial	78	27
Consumer	11	11
Total	$2,136	$1,809

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance. Interest income not recognized on non-accrual loans during the nine month period ended September 30, 2011 and September 30, 2010 was $135,000 and $76,000 respectively.

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

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of September 30, 2011 and December 31, 2010:

	Pass/ Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)

September 30, 2011
Real Estate Loans:
One-to Four-family	$184,203	$—	$1,617	$212	$61	$186,093
Home Equity	30,150	—	285	—	—	30,435
Commercial	39,869	3,096	83	464	—	43,512
Construction	531	—	—	—	—	531
Other Loans:
Commercial	10,647	795	199	107	—	11,748
Consumer	1,991	—	10	2	3	2,006
Total	$267,391	$3,891	$2,194	$785	$64	$274,325

	Pass/ Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)

December 31, 2010
Real Estate Loans:
One-to Four-family	$181,631	$—	$2,243	$55	$—	$183,929
Home Equity	30,336	—	248	—	29	30,613
Commercial	32,185	1,184	43	370	—	33,782
Construction	616	—	—	—	—	616
Other Loans:
Commercial	9,706	351	199	104	—	10,360
Consumer	2,203	—	15	6	—	2,224
Total	$256,677	$1,535	$2,748	$535	$29	$261,524

Troubled debt restructurings (“TDRs”) occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. A concession is made when the terms of the loan modification are more favorable than the terms the borrower would have received in the current market under similar financial difficulties. These concessions may include, but are not limited to, modifications of the terms of the debt, the transfer of assets or the issuance of an equity interest by the borrower to satisfy all or part of the debt, or the addition of borrower(s). The Company identifies loans for potential TDRs primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (continued)

will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Generally, we will not return a TDR to accrual status until the borrower has demonstrated the ability to make principal and interest payments under the restructured terms for at least six consecutive months.

For the nine months ended September 30, 2011, nine one-to four-family real estate loans with aggregate balances of $945,000 were modified and not classified as TDRs and one home equity loan for $31,000 was modified and classified as a TDR. For the modified loans, not classified as TDRs, the interest rate was lowered due to the lower rate environment in order to maintain the customer lending relationship. The TDR home equity loan was modified due to the borrower’s financial difficulties, in which case past due post petition payments and attorney fees were capitalized as part of the loan balance, increasing the balance to $34,000, and the loan term was extended by 8 years with no change in interest rate. This loan was classified as a substandard loan with no specific reserve established and was current with the modified terms at September 30, 2011. We did not have any TDRs that subsequently defaulted.

NOTE 6 – EARNINGS PER SHARE

Earnings per share was calculated for the three and nine months ended September 30, 2011 and 2010, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and unearned shares held by the Recognition and Retention Plan (“RRP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

NOTE 6 – EARNINGS PER SHARE (continued)

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Numerator – net income	$1,156,000	$778,000
Denominators:
Basic weighted average shares outstanding	5,692,710	5,776,740
Diluted weighted average shares outstanding(1)	5,692,710	5,776,740

Earnings per share:
Basic and Diluted:	$0.20	$0.13

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Numerator – net income	$3,093,000	$2,148,000
Denominators:
Basic weighted average shares outstanding	5,690,554	5,805,608
Diluted weighted average shares outstanding(1)	5,690,554	5,805,608

Earnings per share:
Basic and Diluted:	$0.54	$0.37

(1)
Stock options to purchase 236,809 shares under the Company’s 2006 Stock Option Plan (the “Stock Option Plan”) at $11.04 per share and restricted unvested shares of 13,259 under the Recognition and Retention Plan (the RRP) were outstanding during the nine month period ended September 30, 2011 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Stock options to purchase 249,455 shares under the Stock Option Plan at $11.07 per share and restricted unvested shares of 32,041 under the RRP plan were outstanding during the nine month period ended September 30, 2010, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	September 30, 2011	December 31, 2010
	(Dollars in thousands)

Commitments to grant loans	$9,782	$7,866
Unfunded commitments under lines of credit	$26,742	$27,065

NOTE 7– COMMITMENTS TO EXTEND CREDIT (continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At September 30, 2011 and December 31, 2010, the Company’s fixed rate loan commitments totaled $5.9 million and $5.5 million, respectively. The range of interest rates on these fixed rate commitments was 4.20% to 7.00% at September 30, 2011.

NOTE 8– STOCK-BASED COMPENSATION

As of September 30, 2011, the Company had three stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $75,000 and $102,000 for the three months ended September 30, 2011 and 2010, respectively. The compensation cost that has been recorded for the nine months ended September 30, 2011 and September 30, 2010 was $228,000 and $297,000, respectively.

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

The fair value of stock option grants in the nine month period ended September 30, 2011 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 3.05%; expected volatility of 13.70%; risk-free interest rate of 3.65%; and expected life of 10 years.

NOTE 8– STOCK-BASED COMPENSATION (continued)

A summary of the status of the Stock Option Plan for the nine month period ended September 30, 2011 and 2010 is presented below:

	September 30, 2011			September 30, 2010
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life

Outstanding at beginning of year	249,455	$11.07		238,258	$11.22
Granted	—			17,773	7.88
Forfeited	(12,646)	11.50		(6,576)	8.01
Outstanding at end of period	236,809	$11.05		249,455	$11.07
Options exercisable at end of period	186,046	$11.32	5 years	137,600	$11.40	6 years
Fair value of options granted in period				$1.15

At September 30, 2011, stock options outstanding did not have an intrinsic value (as the stock price on that date was below the exercise price) and 60,753 options remained available for grant under the Stock Option Plan. Compensation expense amounted to $27,000 for the quarter ended September 30, 2011 and $38,000 for the quarter ended September 30, 2010. Compensation expense amounted to $80,000 for the nine month period ended September 30, 2011 and $111,000 for the nine month period ended September 30, 2010. At September 30, 2011, $50,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 2 to 39 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

Awards vest at a rate of 20% per year. As of September 30, 2011, there were 59,053 shares vested or distributed to eligible participants under the RRP. Compensation expense amounted to $28,000 for the quarter ended September 30, 2011 and $48,000 for the quarter ended September 30, 2010. Compensation expense amounted to $87,000 for the nine month period ended September 30, 2011 and $138,000 for the nine month period ended September 30, 2010. At September 30, 2011, $112,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 2 to 39 months.

NOTE 8– STOCK-BASED COMPENSATION (continued)

A summary of the status of unvested shares under the RRP for the nine month period ended September 30, 2011 and 2010 is as follows:

	September 30, 2011	Weighted Average Grant Price	September 30, 2010	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	31,546	$9.43	36,530	$10.55
Granted	—	—	11,900	7.88
Vested	(3,975)	7.93	(1,998)	8.01
Forfeited	(5,950)	11.50	(1,619)	8.01

Unvested shares outstanding at end of period	21,621	$9.13	44,813	$10.04

Employee Stock Ownership Plan

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of September 30, 2011, the balance of the loan to the ESOP was $2.1 million and the fair value of unallocated shares was $1.8 million. As of September 30, 2011, there were 45,627 allocated shares and 192,423 unallocated shares compared to 37,692 allocated shares and 200,358 unallocated shares at September 30, 2010. The ESOP compensation expense was $20,000 for the quarter ended September 30, 2011 and $16,000 for the quarter ended September 30, 2010 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $61,000 for the nine month period ended September 30, 2011 and $48,000 for the nine month period ended September 30, 2010 based on 5,952 shares earned during each period.

NOTE 9– FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of September 30, 2011 and December 31, 2010 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$14,985	$14,985	$—	$—
Municipal bonds	52,047	—	52,047	—
Mortgage-backed securities:
Collateralized mortgage obligations - private label	142	—	142	—
Collateralized mortgage obligations - government sponsored entities	61,236	—	61,236	—
Government National Mortgage Association	3,588	—	3,588	—
Federal National Mortgage Association	19,707	—	19,707	—
Federal Home Loan Mortgage Corporation	5,104	—	5,104	—
Asset-backed securities:
Private label	4,771	—	787	3,984
Government sponsored entities	203	—	203	—
Equity securities	6	—	6	—
Total	$161,789	$14,985	$142,820	$3,984

Assets measured at fair value on a non-recurring basis:
Impaired loans	$218	$—	$—	$218
Foreclosed Real Estate	290	—	—	290

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$9,104	$9,104	$—	$—
Municipal bonds	45,746	—	45,746	—
Mortgage-backed securities:
Collateralized mortgage obligations - private label	304	—	304	—
Collateralized mortgage obligations - government sponsored entities	73,396	—	73,396	—
Government National Mortgage Association	2,407	—	2,407	—
Federal National Mortgage Association	10,866	—	10,866	—
Federal Home Loan Mortgage Corporation	6,207	—	6,207	—
Asset-backed securities:
Private label	5,650	—	1,372	4,278
Government sponsored entities	237	—	237	—
Equity securities	7	—	7	—
	$153,924	$9,104	$140,542	$4,278

Assets measured at fair value on a non-recurring basis:
Foreclosed real estate	$10	$—	$—	$10

There were no reclassifications between the Level 1 and Level 2 categories for the nine months ended September 30, 2011.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and 2010:

	2011	2010
	(Dollars in thousands)
Beginning Balance	$4,278	$5,316
Total gains – realized/unrealized:
Included in earnings	—	—
Included in other comprehensive income	128	952
Total losses – realized/unrealized:
Included in earnings	—	(108)
Included in other comprehensive income/(loss)	(93)	(87)
Purchases, issuances and settlements	—	—
Sales	—	(543)
Principal Paydowns	(329)	(828)
Transfers to Level 3	—	—

Ending Balance	$3,984	$4,702

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

Fair value on impaired loans is based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of September 30, 2011, impaired loans with a specific allowance had a gross carrying amount of $241,000 with a valuation allowance of $23,000, resulting in $23,000 additional provision for loan losses for the nine months ended September 30, 2011. As of December 31, 2010, there were no impaired loans with a specific reserve against them.

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

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$29,605	$29,605	$33,514	$33,514
Securities available for sale	161,789	161,789	153,924	153,924
Federal Home Loan Bank stock	2,269	2,269	2,401	2,401
Loans receivable	275,827	278,060	263,031	262,441
Accrued interest receivable	2,103	2,103	1,801	1,801

Financial liabilities:
Deposits	383,783	390,511	375,785	381,961
Short-term borrowings	4,650	4,650	5,000	5,000
Long-term debt	30,590	31,216	34,160	35,285
Accrued interest payable	88	88	126	126

Off-balance-sheet financial instruments	—	—	—	—

The following valuation techniques were used to measure fair value of assets in the above table:

Cash and cash equivalents (carried at cost)

The carrying amount of cash and cash equivalents approximates fair value.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Securities available for sale (carried at fair value)

Fair value on available for sale securities is based upon a market approach. Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers. Due to the severe disruption in the credit markets during 2008 through September 30, 2011, trading activity in privately issued asset-backed securities was very limited. The markets for such securities were generally characterized by a sharp reduction to total cessation of non-agency asset-backed securities issuances, a significant reduction in trading volumes and extremely wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued asset-backed securities portfolio. Securities available for sale measured within the Level 3 category consist of private-label asset-backed securities. In addition to obtaining estimated prices from independent parties, the Company also performed internal modeling to estimate the fair value of private-label asset-backed securities included in the Level 3 fair value hierarchy of September 30, 2011 and December 31, 2010 using a methodology similar to that described in fair value measurement guidance under GAAP. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions of loan level cash flows, including estimates about the timing and amount of credit losses and prepayments. The Company used an implied discount rate of 12%-15% to determine the Level 3 fair value. In valuing investment securities at September 30, 2011 and December 31, 2010, the Company considered the results of its modeling and the values provided by the independent parties, but relied predominantly on the latter.

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

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Off-Balance Sheet Financial Instruments (disclosed at cost)

Fair values of the Company’s off-balance sheet financial instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

NOTE 10 – TREASURY STOCK

During the quarter ended September 30, 2011, the Company did not repurchase any common stock. During the nine months ended September 30, 2011, the Company repurchased 17,950 shares of common stock at an average cost of $9.39 per share. Of these shares, 15,000 were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 2,950 shares were repurchased from the trustee of the Company’s unvested RRP stock, when two awardees sold vested shares. As of September 30, 2011, there were 91,510 shares remaining to be repurchased under the existing stock repurchase program.

During the quarter and nine months ended September 30, 2010, the Company repurchased 77,940 and 160,380 shares of common stock at an average cost of $8.19 and $8.09 per share, respectively. Of these shares, 157,940 were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 2,440 shares were repurchased from the trustee of the Company’s unvested RRP stock, when two awardees sold vested shares. As of September 30, 2010, there were 29,702 shares remaining to be repurchased under the former stock repurchase program.

NOTE 11 – SUBSEQUENT EVENTS

On October 26, 2011, the Board of Directors declared a quarterly dividend of $0.07 per share on the Company’s common stock, payable on November 22, 2011 to shareholders of record as of November 7, 2011. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 61.2% of the Company’s total outstanding stock, elected to waive its right to receive cash dividends of approximately $255,000 for the three month period ended September 30, 2011 and $764,000 for the nine month period ended September 30, 2011. Cumulatively, Lake Shore, MHC has waived approximately $3.6 million of cash dividends as of September 30, 2011. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

The following factors, including the factors set forth in Part II, Item 1A of this and previous Quarterly Reports on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

●	general and local economic conditions;

●	changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values and competition;

●	the ability of our customers to make loan payments;

●	our ability to continue to control costs and expenses;

●	changes in accounting principles, policies or guidelines;

●	our success in managing the risks involved in our business;

●	inflation, and market and monetary fluctuations;

●	the elimination of our Primary Federal regulator, the Office of Thrift Supervision;

●	changes in legislation or regulation, including the implementation of the Dodd-Frank Act; and

●	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2011 compared to the financial condition as of December 31, 2010 and the consolidated results of operations for the three and nine months ended September 30, 2011 and 2010.

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

Branching. In April 2010, we opened our newest branch in Depew, New York. This is our fifth branch in Erie County, New York, and our tenth overall. This office had generated deposits of $23.7 million as of September 30, 2011. Our offices are located in Dunkirk, Fredonia, Jamestown, West Ellicott, and Westfield in Chautauqua County, New York and in Depew, East Amherst, Hamburg, Kenmore, and Orchard Park in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending. Historically, our lending portfolio has been comprised predominantly of residential mortgage loans. At September 30, 2011 and December 31, 2010, we held $186.1 million and $183.9 million of one-to four-family residential mortgage loans, respectively, which constituted 67.8% and 70.3% of our total loan portfolio, at such respective dates. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At September 30, 2011 and December 31, 2010, our commercial real estate loan portfolio consisted of loans totaling $43.5 million and $33.8 million, respectively, or 15.9% and 12.9%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At September 30, 2011 and December 31, 2010, our commercial loan portfolio consisted of loans totaling $11.7 million and $10.4 million, respectively, or 4.3% and 4.0%, respectively, of total loans. Other loan products offered to our customers include home equity loans and lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. We may sell one-to four-family residential mortgage loans in the future as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate. We typically retain servicing rights when we sell one-to four-family residential loans. One-to four-family residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

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

At September 30, 2011 and December 31, 2010, we had $161.8 million and $153.9 million, respectively, invested in securities available for sale, the majority of which are agency mortgage-backed, agency collateralized mortgage obligations (“CMOs”) and municipal securities.

Management of Interest Rate Risk

Treasury Yield Curve. As with all community banks, we generate revenue on the difference between the interest earned on loans, which are generally for longer terms, and the interest paid on deposits, which are generally for shorter terms. This mismatch between shorter term deposits and longer term loans usually produces a positive contribution to earnings because the yield curve is normally positively sloped. During the past year, rates have continued to stay low as the Federal Reserve has worked to stimulate the economy. The Federal Reserve has maintained the federal funds interest rate between 0.0% and 0.25%. Short term rates have remained at these low levels for almost three years and are expected to remain low for an “extended” period. Recently, the Federal Reserve announced a new program to provide additional stimulus to support an economic recovery (i.e.”Operation Twist”) which is expected to keep rates on mortgage products and long term investments low. Deposit rates have already fallen significantly and current mortgage rates are well below portfolio yields. If new mortgages are added to the portfolio, the loan portfolio yield could decline. Given the changes to the treasury yield curve and spread relationship with mortgages, our net interest margin could decline if interest rates on loans remain low or declines. In addition, our net interest margin could also decline if our overall cost of funds does not move in the same manner or to the same degree as the overall yield on the loan and securities portfolios.

Interest Rate Risk. Residential mortgage rates have decreased during the past year. As of September 30, 2011, the monthly average commitment rate on a 30 year fixed rate residential mortgage was 4.11%, a decrease of 24 basis points from an average commitment rate of 4.35% as of September 30, 2010. Interest rates on new loans are still well below the average rate on our loan portfolio. In addition, the lower rates on new residential mortgages often causes higher rate loans in the portfolio to prepay (re-finance) bringing down the overall portfolio yield. Adjustable rate mortgages continue to have their interest rates adjust downward which reduces interest income.

If interest rates rise, our cost of funds may increase, as deposits generally have shorter maturities than the assets we hold. This may cause our net interest margin to decline, as rates on longer term assets will not re-price commensurately with rates on deposit products.

Other than Temporary Impairment (“OTTI”)

During 2008, we wrote down four non-agency (i.e. private label) asset-backed securities in our investment portfolio which were affected by the unprecedented events in the credit markets and the large decline in the housing market. The write-down resulted in a pre-tax loss of $1.9 million ($1.2 million, net of tax), which was recorded in “Other Non-Interest Income” in the consolidated statements of income. All four of the securities were rated “AAA” by the major rating agencies when purchased but were subsequently downgraded. At the time of the write down, the fair market values for all of these securities had experienced significant declines. The price declines, accounting rules and associated SEC guidance contributed to management’s determination that the impairment on these securities was “other-than-temporary” during 2008. During 2011, we continued to receive the expected payments on these securities. One security was sold in 2010 for an additional loss of $108,000 and one security paid off during the first nine months of 2011 resulting in realized gains during 2010 and 2011 of $199,000. No additional impairments in these securities or impairments on other securities were taken during the nine month period ended September 30, 2011 or the year ended December 31, 2010. Management monitors the securities portfolio for the possibility of additional OTTI on a quarterly basis. Refer to Note 4 of the Notes to Consolidated Financial Statements for more information on OTTI.

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

	For the Three Months ended September 30, 2011			For the Three Months ended September 30, 2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$21,582	$9	0.17%	$32,430	$18	0.22%

Securities	160,431	1,546	3.85%	147,563	1,513	4.10%

Loans	273,702	3,657	5.34%	256,853	3,415	5.32%
Total interest-earning assets	455,715	5,212	4.57%	436,846	4,946	4.53%

Other assets	30,224			30,772

Total assets	$485,939			$467,618
Interest-bearing liabilities:
Demand and NOW accounts	$40, 086	$17	0.17%	$39,848	$19	0.19%

Money market accounts	50,766	70	0.55%	46,074	78	0.68%

Savings accounts	35,248	20	0.23%	32,546	21	0.26%

Time deposits	223,427	1,017	1.82%	211,931	1,079	2.04%

Borrowed funds	35,874	233	2.60%	44,705	378	3.38%
Other interest-bearing liabilities	1,260	27	8.57%	1,299	29	8.93%
Total interest-bearing liabilities	386,661	1,384	1.43%	376,403	1,604	1.70%
Other non-interest bearing liabilities	38,226			32,780
Stockholders’ equity	61,052			58,435
Total liabilities and stockholders’ equity	$485,939			$467,618

Net interest income		$3,828			$3,342

Interest rate spread			3.14%			2.83%

Net interest margin			3.36%			3.06%

	For the Nine Months ended September 30, 2011			For the Nine Months ended September 30, 2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$20,661	$29	0.19%	$23,964	$40	0.22%

Securities	161,976	4,792	3.94%	135,814	4,382	4.30%

Loans	268,876	10,742	5.33%	257,428	10,470	5.42%
Total interest-earning assets	451,513	15,563	4.60%	417,206	14,892	4.76%

Other assets	31, 139			30,283

Total assets	$482,652			$447,489

Interest-bearing liabilities:
Demand and NOW accounts	$40,222	$52	0.17%	$39,600	$56	0.19%

Money market accounts	49,911	205	0.55%	42,972	231	0.72%

Savings accounts	34,121	55	0.21%	31,170	62	0.27%

Time deposits	226,225	3,171	1.87%	200,474	3,187	2.12%

Borrowed funds	37,631	734	2.60%	45,429	1,118	3.28%
Other interest-bearing liabilities	1,270	83	8.71%	1,309	86	8.76%
Total interest-bearing liabilities	389,380	4,300	1.47%	360,954	4,740	1.75%
Other non-interest bearing liabilities	34,664			29,530
Stockholders’ equity	58,608			57,005
Total liabilities and stockholders’ equity	$482,652			$447,489

Net interest income		$11,263			$10,152

Interest rate spread			3.13%			3.01%

Net interest margin			3.33%			3.24%

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

	Three Months ended September 30, 2011 Compared to Three Months ended September 30, 2010
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and federal funds sold	$(4)	$(5)	$(9)
Securities	(94)	127	33
Loans, including fees	17	225	242

Total interest-earning assets	(81)	347	266

Interest-bearing liabilities:
Demand and NOW accounts	(2)	—	(2)
Money market accounts	(15)	7	(8)
Savings accounts	(3)	2	(1)
Time deposits	(118)	56	(62)

Total deposits	(138)	65	(73)
Other interest-bearing liabilities:
Borrowed funds and other	(79)	(68)	(147)

Total interest-bearing liabilities	(217)	(3)	(220)

Total change in net interest income	$136	$350	$486

	Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and federal funds sold	$(6)	$(5)	$(11)
Securities	(385)	795	410
Loans, including fees	(188)	460	272

Total interest-earning assets	(579)	1,250	671

Interest-bearing liabilities:
Demand and NOW accounts	(5)	1	(4)
Money market accounts	(60)	34	(26)
Savings accounts	(12)	5	(7)
Time deposits	(400)	384	(16)

Total deposits	(477)	424	(53)
Other interest-bearing liabilities:
Borrowed funds and other	(210)	(177)	(387)

Total interest-bearing liabilities	(687)	247	(440)

Total change in net interest income	$108	$1,003	$1,111

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

In a decreasing interest rate environment, our earnings may increase or decrease. If long-term interest-earning assets do not reprice and interest rates on short-term deposits begin to decrease, earnings may rise. In the current rate environment, rates on the loan portfolio have declined significantly but rates on deposit products have dropped more, which has resulted in a positive impact on our interest rate spread. In an extended low rate environment, the cost of funding may begin to fall more slowly than the decline in asset yields, negatively impacting our margin. If deposit rates begin to increase and rates on loans remain static, that would have a negative impact to earnings.

For the three months ended September 30, 2011, the average yields on our loan portfolio and investment portfolios were 5.34% and 3.85%, respectively, in comparison to 5.32% and 4.10%, respectively, for the three months ended September 30, 2010. Overall, the average yield on our interest earning assets remained steady, increasing by 4 basis points to 4.57% for the three months ended September 30, 2011 in comparison to the three months ended September 30, 2010. For the three months ended September 30, 2011, the average rate that we were paying on interest-bearing liabilities decreased by 27 basis points to 1.43% in comparison to the same period in the prior year. This was partially due to a 78 basis point decrease in the average interest paid on our borrowings from 3.38% to 2.60% between the three month periods ended September 30, 2010 and 2011, respectively and a 22 basis point decrease in the average rate paid on time deposits from 2.04% for the three months ended September 30, 2010 to 1.82% for the three months ended September 30, 2011. The interest rate spread for the three months ended September 30, 2011 was 3.14%, which was a 31 basis point increase in comparison to the three months ended September 30, 2010. Our net interest margin was 3.36% and 3.06% for the three months ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011, the average yields on our loan portfolio and investment portfolios were 5.33% and 3.94%, respectively, in comparison to 5.42% and 4.30%, respectively, for the nine months ended September 30, 2010. Overall, the average yield on our interest earning assets decreased by 16 basis points to 4.60% for the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the average rate paid on interest-bearing liabilities decreased by 28 basis points to 1.47% in comparison to the same period in the prior year. This was partially due to a 68 basis point decrease in the average interest paid on our borrowings from 3.28% to 2.60% between the nine month periods ended September 30, 2010 and 2011, respectively and a 25 basis point decrease in the average rate paid on time deposits from 2.12% for the nine months ended September 30, 2010 to 1.87% for the nine months ended September 30, 2011. The interest rate spread for the nine months ended September 30, 2011 was 3.13%, which was a 12 basis point increase in comparison to the nine months ended September 30, 2010. Our net interest margin was 3.33% and 3.24% for the nine months ended September 30, 2011 and 2010, respectively.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets at September 30, 2011 were $493.8 million, an increase of $14.8 million, or 3.1%, from $479.0 million at December 31, 2010. The increase in total assets was primarily due to a $12.8 million increase in loans receivable, net and a $7.9 million increase in securities available for sale, partially offset by a $3.9 million decrease in cash and cash equivalents and a $2.0 million decrease in other assets.

Cash and cash equivalents decreased by $3.9 million, or 11.7%, from $33.5 million at December 31, 2010 to $29.6 million at September 30, 2011. The decrease was primarily attributed to a $4.4 million decrease in federal funds sold and a $2.1 million decrease in interest earning deposits which were used to fund loan originations and the purchase of securities available for sale. These decreases were partially offset by a $2.5 million increase in cash and due from banks, resulting from cash items not yet processed by the Federal Reserve at month end.

Securities available for sale increased $7.9 million, or 5.1%, to $161.8 million at September 30, 2011 compared to $153.9 million at December 31, 2010. During the nine month period ended September 30, 2011, the Company purchased $20.7 million of available for sale securities, including mortgage-backed securities, municipal bonds and U.S. Treasury bonds. During the same period, $16.7 million was received in paydowns on securities, $4.7 million was received on the sale of municipal bonds and unrealized mark to market gains earned before taxes was approximately $8.5 million.

Loans receivable, net increased during the period between December 31, 2010 and September 30, 2011 as shown in the table below:

	At September 30,	At December 31,	Change
	2011	2010	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, One-to four-family	$186,093	$183,929	$2,164	1.2%
Home equity	30,435	30,613	(178)	(0.6)%
Commercial	43,512	33,782	9,730	28.8%
Construction	531	616	(85)	(13.8)%
Total Real Estate Loans	260,571	248,940	11,631	4.7%

Other Loans:
Commercial	11,748	10,360	1,388	13.4%
Consumer	2,006	2,224	(218)	(9.8)%

Total Gross Loans	274,325	261,524	12,801	4.9%
Allowance for loan losses	(1,212)	(953)	259	27.2%
Net deferred loan costs	2,714	2,460	254	10.3%
Loans receivable, net	$275,827	$263,031	$12,796	4.9%

The $12.8 million, or 4.9%, increase in loans receivable, net was primarily due to an increase in commercial real estate loans, one-to four-family real estate loans and commercial loans. The increase in these loan types was a result of the implementation of our strategic plan to increase our commercial loan portfolio as well as the ability to take advantage of opportunities available in our market area.

Other assets decreased by $2.0 million, or 46.7%, to $2.3 million as of September 30, 2011 in comparison to $4.3 million at December 31, 2010. The decrease was primarily due to a $1.2 million decrease in deferred tax assets as a result of an increase in unrealized mark to market gains on the available for sale securities portfolio. The decrease was also due to the receipt of a refund of $600,000 in estimated federal income tax payments made during 2010. The tax refund was a result of payments being made prior to the charge off of $2.6 million in impaired loans during the third quarter of 2010.

The table below shows changes in deposit volumes by type of deposit between September 30, 2011 and December 31, 2010:

	At September 30,	At December 31,	Change
	2011	2010	$	%
	(Dollars in thousands)
Demand Deposits:

Non-interest bearing	$33,481	$22,986	$10,495	45.7%
Interest bearing	41,971	41,971	—	—%
Money market	50,606	47,815	2,791	5.8%
Savings	35,297	32,126	3,171	9.9%
Time deposits	222,428	230,887	(8,459)	(3.7)%

Total Deposits	$383,783	$375,785	$7,998	2.1%

Approximately $7.2 million of the growth in non-interest bearing demand deposits, as well as the growth in money market and savings accounts, was a result of the Company’s continued strategic focus on attracting commercial deposit relationships and growing core deposits among its retail customers. The remaining $3.3 million increase in non-interest bearing demand deposits was due to an increase in cashier checks outstanding for the payment of school taxes on escrowed mortgages serviced by the Company. The decrease in time deposits was a result of the Company’s decision to not match unreasonable interest rates offered by our competitors in our market area in an effort to manage net interest margin.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $4.0 million, or 10.0%, from $39.2 million at December 31, 2010 to $35.2 million at September 30, 2011. Long-term debt decreased $3.6 million from $34.2 million at December 31, 2010 to $30.6 million at September 30, 2011. As long-term debt matured, the Company paid off $3.6 million of such debt in order to reduce interest expense, and the remaining proceeds were transferred into short-term borrowings to take advantage of lower interest rates.

Total stockholders’ equity increased $7.8 million, or 14.1%, from $55.2 million at December 31, 2010 to $63.0 million at September 30, 2011. The increase in total stockholders’ equity was primarily due to a $5.2 million increase in net unrealized gains on the Company’s available for sale securities portfolio and $3.1 million in net income during the nine month period ended September 30, 2011, partially offset by $513,000 in cash dividends paid and $169,000 of treasury stock repurchases.

Comparison of Results of Operations for the Three Months Ended September 30, 2011 and 2010

General. Net income was $1.2 million for the three month period ended September 30, 2011, or $0.20 per diluted share, an increase of $378,000, or 48.6%, compared to net income of $778,000, or $0.13 per diluted share, for the three month period ended September 30, 2010. The increase in net income during the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010 was due to, a $486,000 increase in net interest income, a $1.7 million decrease in provision for loan losses and a $58,000 decrease in non-interest expenses, partially offset by a $1.1 million decrease in non-interest income and a $777,000 increase in income tax expense.

Interest Income. Interest income increased by $266,000, or 5.4%, to $5.2 million for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010. Loan interest income increased by $242,000, or 7.1%, to $3.7 million for the three month period ended September 30, 2011 compared to the same period in 2010, due to a $16.8 million increase in the average balance of loans to $273.7 million. The increase in the average balance of loans outstanding was primarily due to an increase in commercial real estate loans. The average yield on our loan portfolio was 5.34% and 5.32% for the three month period ended September 30, 2011 and 2010, respectively. Investment interest income increased by $33,000, or 2.2%, to $1.5 million for the three month period ended

September 30, 2011 compared to the same period in 2010. The investment portfolio had an average balance of $160.4 million and an average yield of 3.85% for the three month period ended September 30, 2011 compared to an average balance of $147.6 million and an average yield of 4.10% for the three month period ended September 30, 2010. The average balance of the investment portfolio increased due to deposit growth in our Erie County branches, a portion of which has been invested in investment securities. The average yield on the investment portfolio decreased due to the current low interest rate environment. Other interest income decreased $9,000, or 50.0%, from $18,000 for the three month period ended September 30, 2010 to $9,000 for the three month period ended September 30, 2011. The average balance in other interest-earning deposits and federal funds sold decreased $10.8 million, or 33.5%, for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, as the funds were used to originate loans, purchase investments, or pay down borrowings. The average yield on other interest-earning deposits and federal funds sold decreased from 0.22% for the three month period ended September 30, 2010 to 0.17% for the three month period ended September 30, 2011.

Interest Expense. Interest expense decreased by $220,000, or 13.7%, from $1.6 million for the three months ended September 30, 2010 to $1.4 million for the three month period ended September 30, 2011. The interest paid on deposits decreased by $73,000 for the three month period ended September 30, 2011 when compared to the three month period ended September 30, 2010. The average balance on deposits for the three month period ended September 30, 2011 was $349.5 million with an average rate of 1.29% compared to the average balance on deposits of $330.4 million and an average rate of 1.45% for the three month period ended September 30, 2010. The decrease in the average rate paid on deposits was due to the continued low interest rate environment in 2011. The increase in the average balance of deposits was primarily due to deposit growth in our Erie County branches. The interest expense related to advances from the FHLBNY decreased $145,000, or 38.4%, for the three month period ended September 30, 2011 when compared to the same three month period in September 2010. The decrease in interest expense on advances occurred due to an $8.8 million decrease in average balances and a 78 basis point decline in average rate when comparing the three month period ended September 30, 2011 with the same three month period in 2010. The decrease in the average advance balance was a result of the Company’s decision to utilize excess cash obtained via deposit growth in 2010 to pay down borrowings. The low interest rate environment caused the average rate paid on borrowings to decrease.

Provision for Loan Losses. Provision for loan losses during the three month period ended September 30, 2011 was $10,000 compared to $1.7 million for the three month period ended September 30, 2010. During the third quarter of 2010 there was a charge-off of $2.6 million for three commercial loans to one borrower. Nonperforming loans have remained steady at $2.5 million and $2.3 million at September 30, 2011 and 2010, respectively, despite a $16.8 million increase in average loans outstanding since September 30, 2010. Net charge-offs in 2011 have been low with an annualized ratio of net charge-offs to average loans receivable of 0.02% as of September 30, 2011 compared to 1.41% as of September 30, 2010. The majority of our loans are residential mortgage loans backed by first lien collateral on real estate held in the Western New York region. Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values. We do not hold any sub-prime loans in our loan portfolio.

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

Non-interest Income. Non-interest income decreased $1.1 million, or 67.7%, from $1.6 million for the three months ended September 30, 2010 to $528,000 for the three months ended September 30, 2011. The decrease in non-interest income was primarily due to a $1.1 million gain on the sale of securities available for sale during the third quarter of 2010. In the third quarter of 2010, we sold one treasury security to take advantage of gains in market value at that time. We also sold 15 municipal bond securities for a gain on securities that were set to mature between 2014 and 2016 and re-invested the proceeds in longer term municipal bonds, to take advantage of the positively sloped yield curve and increase interest income. In addition, we sold two mortgage backed securities for a loss because they had experienced severe price declines and presented increased credit risk to our investment portfolio. Service charges and fees decreased by $33,000, or 7.1%, for the three month period ended September 30, 2011 when compared to the three month period ended September 30, 2010. The decrease in service charges and fees was related to the recent federal regulations enacted during the third quarter of 2010, which require expanded disclosure of overdraft fees and allows customers to “opt out” of these types of fees.

Non-interest Expense. Non-interest expense decreased by $58,000, or 2.1%, for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010. The decrease was largely due to a decrease in FDIC insurance assessments of $115,000, or 88.5%, for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010 as a result of the new insurance premium calculation methodology that went into effect April 1, 2011 to comply with the Dodd-Frank Act. Salary and employee benefits also decreased $61,000, or 4.1%, due to the retirement of our former Chief Executive Officer. Advertising expense increased by $47,000, or 57.3%, as the prior period did not include a major advertising campaign. Other expenses increased $37,000, or 16.0%, primarily due to increased expenses on Company owned real estate. Occupancy and equipment expenses increased $31,000, or 7.4%, due to increased maintenance costs and higher depreciation expenses associated with renovations to the Company’s headquarters during 2010.

Income Tax Expense. Income tax expense increased by $777,000, or 212.9%, from a tax benefit of $365,000 for the three month period ended September 30, 2010 to a tax expense of $412,000 for the three month period ended September 30, 2011. The increase was primarily due to an increase in income during 2011 as well as the recognition of a $399,000 tax benefit in 2010 related to a change in New York State bank franchise tax law, which caused our effective tax rate to increase to 26.3% for the three month period ended September 30, 2011, compared to a negative (88.4)% for the three month period ended September 30, 2010. The tax benefit from 2010 was related to a change in tax law which conformed the bad debt deduction allowed under New York State bank franchise tax law to that allowed for Federal income tax purposes. In addition, the change no longer required a thrift institution to recapture its New York tax bad debt reserves accumulated in prior years. Because of this 2010 change in tax law, the deferred tax liability previously recognized in prior years was reversed resulting in a one-time tax benefit of $399,000. Without this one-time tax benefit, our effective tax rate would have been 8.1% for the three month period ended September 30, 2010.

Comparison of Results of Operations for the Nine Months Ended September 30, 2011 and 2010

General. Net income was $3.1 million for the nine month period ended September 30, 2011, or $0.54 per diluted share, an increase of $945,000, or 44.0%, compared to net income of $2.1 million, or $0.37 per diluted share for the nine month period ended September 30, 2010. The increase in net income was primarily due to a $1.1 million increase in net interest income, a $1.7 million decrease in the provision for loan losses, and a $86,000 decrease in non-interest expenses, partially offset by a $1.1 million decrease in non-interest income and an $826,000 increase in income tax expense.

Interest Income. Interest income increased $671,000, or 4.5%, to $15.6 million for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010. Loan interest income increased by $272,000, or 2.6%, to $10.7 million for the nine month period ended September 30, 2011 compared to the same period in 2010 due to an $11.4 million increase in the average balance of loans to $268.9 million. The increase in the average balance of loans outstanding was primarily due to an increase in commercial real estate loans. Loan interest income was impacted by the current low interest rate environment, as shown by the decrease in the average yield on the loan portfolio from 5.42% for the nine month period ended September 30, 2010 to 5.33% for the same period in 2011. Investment income increased $410,000, or 9.4%, for the nine month period ended September 30, 2011 compared to the same period in 2010. The investment portfolio had an average balance of $162.0 million and an average yield of 3.94% for the nine month period ended September 30, 2011 compared to an average balance of $135.8 million and an average yield of 4.30% for the nine month period ended September 30, 2010. The average balance of the investment portfolio increased due to deposit growth in our Erie County branches, a portion of which has been invested in investment securities, while the average yield on the investment portfolio decreased due to the current low interest rate environment. Other interest income decreased $11,000, or 27.5%, from $40,000 for the nine month period ended September 30, 2010 to $29,000 for the nine month period ended September 30, 2011. The average balance in other interest-earning deposits and federal funds sold decreased $3.3 million, or 13.8%, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, as the funds were used to originate loans, purchase investments, or pay down borrowings. The average yield on other interest-earning deposits and federal funds sold decreased from 0.22% for the nine month period ended September 30, 2010 to 0.19% for the nine month period ended September 30, 2011.

Interest Expense. Interest expense decreased by $440,000, or 9.3%, from $4.7 million for the nine month period ended September 30, 2010 to $4.3 million for the nine month period ended September 30, 2011. The interest paid on deposits decreased $53,000 for the nine month period ended September 30, 2011 when compared to the nine month period ended September 30, 2010. The average balance on deposits for the nine month period ended September 30, 2011 was $350.5 million and the average rate paid on deposits was 1.33% compared to an average balance of $314.2 million and an average rate paid on deposits of 1.50% for the nine month period ended September 30, 2010. The decrease in the average rate paid on deposits was due to the continued low interest rate environment in 2011. The increase in the average balance of deposits was primarily due to growth in our Erie County branches. The interest expense related to advances from the FHLBNY decreased $384,000, or 34.4%, for the nine month period ended September 30, 2011 when compared to the same nine month period in 2010. This was due to a $7.8 million decrease in average FHLBNY advance balances and a 68 basis point decrease in the average rate when comparing the nine month period ended September 30, 2011 with the same nine month period in 2010. The decrease in the average advance balance was a result of the Company’s decision to utilize excess cash obtained via deposit growth in 2010 to pay down borrowings. The low interest rate environment caused the average rate paid on borrowings to decrease.

Provision for Loan Losses. Provision for loan losses during the nine month period ended September 30, 2011 was $295,000 compared to $2.0 million for the nine month period ended September 30, 2010. During the nine month period ended September 30, 2010 there was a charge-off of $2.6 million on three commercial loans to one borrower. Our credit quality remains strong, as nonperforming loans have remained steady at $2.5 million and $2.3 million at September 30, 2011 and 2010, respectively, despite an $11.4 million increase in average loans outstanding for the nine month period ended September 30, 2011 when compared to the same nine month period in 2010. Net charge-offs in 2011 have been low with an annualized ratio of net charge-offs to average loans receivable of 0.02% as of September 30, 2011 compared to 1.41% as of September 30, 2010. Upon review of the environmental factors relating to the commercial real estate loans and commercial loans during 2011, management determined that a $199,000 provision for loan losses was necessary due to the increase in portfolio size and the standard risks presented by the inherent nature of these types of loans. Management also recorded an additional $157,000 in provision for loan losses due to specific commercial real estate or commercial loans that had become classified loans or had been downgraded due to certain factors, such as delinquency. Management’s review of the quality of the residential mortgage loans, home equity loans and consumer loans, the economic conditions in the Western New York market area and the existing allowance for loan losses balance resulted in a $67,000 reversal in the provision for loan loss expense on these loan types during 2011, due to the adequacy of the reserves already set aside.

Non-interest Income. Non-interest income decreased $1.1 million, or 40.1% from $2.8 million for the nine months ended September 30, 2010 to $1.7 million for the nine months ended September 30, 2011. The decrease in non-interest income was primarily due to a $1.1 million gain on the sale of securities available for sale during the third quarter of 2010. In the third quarter of 2010, we sold one treasury security to take advantage of gains in market value at that time. We also sold 15 municipal bond securities for a gain on securities that were set to mature between 2014 and 2016 and re-invested the proceeds in longer term municipal bond securities, to take advantage of the positively sloped yield curve and increase interest income. In addition, we sold two mortgage backed securities for a loss because they had experienced severe price declines and presented increased credit risk to our investment portfolio. Service charges and fees also decreased by $131,000, or 9.3%, for the nine month period ended September 30, 2011 when compared to the nine month period ended September 30, 2010. The decrease in service charges and fees was related to the federal regulations enacted during the third quarter of 2010, which require expanded disclosure of overdraft fees and allows customers to “opt out” of these types of fees.

Non-interest Expense. Non-interest expense decreased by $86,000, or 1.0%, to $8.6 million for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010. The decrease was primarily due to a decrease in salary and employee benefits of $213,000, or 4.6%, for the nine month period ended September 30, 2011 compared to the same period in 2010, primarily due to the retirement of our former Chief Executive Officer. FDIC insurance decreased $109,000, or 29.2%, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010 as a result of the new insurance premium calculation methodology that the FDIC enacted in accordance with the Dodd-Frank Act, which became effective on April 1, 2011. These decreases were partially offset by an increase in occupancy and equipment expenses of $116,000, or 9.5%, for the nine month period ended September 30, 2011 compared to the same nine month period in 2010 primarily due to increased maintenance costs and higher depreciation expenses associated with renovations to the Company’s headquarters during 2010. Professional services increased $60,000, or 7.6%, primarily due to increased expenses relating to investor relations, legal and accounting services for the nine month period ended September 30, 2011. Other expenses increased $46,000, or 6.3%, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010 primarily due to increased expenses relating to Company owned real estate.

Income Tax Expense. Income tax expense increased by $826,000 from $89,000 for the nine month period ended September 30, 2010 to $915,000 for the nine month period ended September 30, 2011. The increase was primarily due to an increase in income during 2011 as well as the recognition of a $399,000 tax benefit related to a change in New York State bank franchise tax law during the third quarter of 2010, which caused our effective tax rate to increase to 22.8% for the nine month period ended September 30, 2011, compared to 4.0% for the nine month period ended September 30, 2010. The tax benefit from 2010 was related to a change in tax law which conformed the bad debt deduction allowed under New York State bank franchise tax law to that allowed for Federal income tax purposes. In addition, the change no longer required a thrift institution to recapture its New York tax bad debt reserves accumulated in prior years. Because of this 2010 change in tax law, the deferred tax liability previously recognized in prior years was reversed resulting in a one-time tax benefit of $399,000. Without this one-time tax benefit, our effective tax rate would have been 21.8% for the nine month period ended September 30, 2010.

Loans Past Due and Non-performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $2.8 million at September 30, 2011 and $2.6 million at December 31, 2010.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated. We did not have any non-performing troubled debt restructured loans as of the dates indicated.

	At September 30,	At December 31,
	2011	2010
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
One-to four-family	$290	$391
Construction	—	—
Commercial	—	43
Home equity loans and lines of credit	—	39
Other loans:
Commercial loans	—	—
Consumer loans	25	59
Total	$315	$532
Loans accounted for on a nonaccrual basis:
Real estate loans:
One-to four-family	$1,371	$1,279
Construction	—	—
Commercial	465	370
Home equity loans and lines of credit	211	122
Other loans:
Commercial loans	78	27
Consumer loans	11	11
Total non-accrual loans	2,136	1,809
Total nonperforming loans	2,451	2,341
Foreclosed real estate	300	304
Restructured loans	—	—
Total nonperforming assets	$2,751	$2,645
Ratios:
Nonperforming loans as a percent of net loans:	0.89%	0.89%
Nonperforming assets as a percent of total assets:	0.56%	0.55%

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated:

	At or For the Nine Months Ended September 30, 2011	At or For the Nine Months Ended September 30, 2010
	(Dollars in thousands)
Balance at beginning of period:	$953	$1,564
Provision for loan losses	295	1,975
Charge-offs:
Real estate loans:
One-to four-family	—	35
Construction	—	—
Commercial	—	2,440
Home equity loans and lines of credit	29	—
Other loans:
Commercial loans	1	247
Consumer loans	13	16
Total charge-offs	43	2,738
Recoveries:
Real estate loans:
One-to four-family	4	19
Construction	—	—
Commercial	—	—
Home equity loans and lines of credit	—	—
Other loans:
Commercial loans	—	—
Consumer loans	3	4
Total recoveries	7	23

Net charge-offs	36	2,715

Balance at end of period	$1,212	$824

Average loans outstanding	$268,876	$257,428

Ratio of net charge-offs to average loans outstanding (1)	0.02%	1.41%

Allowance for loan losses as a percent of total net loans	0.44%	0.32%

Allowance for loan losses as a percent of non-performing loans	49.45%	35.18%

(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest earning deposits at other financial institutions and funds provided from operations. We have a written agreement with the Federal Home Loan Bank of New York, which allows us to borrow up to $131.4 million, as of September 30, 2011, and is collateralized by a pledge of our mortgage loans. At September 30, 2011, we had outstanding advances under this agreement of $35.2 million.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the nine months ended September 30, 2011, we originated loans of approximately $45.8 million in comparison to approximately $34.6 million of loans originated during the nine months ended September 30, 2010. Purchases of investment securities totaled $20.7 million in the nine months ended September 30, 2011 and $58.0 million in the nine months ended September 30, 2010.

At September 30, 2011, we had loan commitments to borrowers of approximately $9.8 million and overdraft lines of protection and unused home equity lines of credit of approximately $26.7 million.

Total deposits were $383.8 million at September 30, 2011, as compared to $375.8 million at December 31, 2010. Time deposit accounts scheduled to mature within one year were $106.4 million at September 30, 2011. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 7 of the Notes to Consolidated Financial Statements for a summary of loan commitments outstanding as of September 30, 2011.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended September 30, 2011:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2011 through July 31, 2011	—	—	—	91,510
August 1, 2011 through August 31, 2011	—	—	—	91,510
September 1, 2011 through September 30, 2011	—	—	—	91,510
Total	—	—	—	91,510
______________

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

LAKE SHORE BANCORP, INC.
(Registrant)

	/s/	Daniel P. Reininga
November 14, 2011	By:	Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

	/s/	Rachel A. Foley
November 14, 2011	By:	Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)