Form 10-K
period 2011-12-31
Lake Shore Bancorp, Inc.
filed 2012-03-30
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  000-51821

Lake Shore Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

United States	20-4729288
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

31 East Fourth Street, Dunkirk, NY 14048
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was $23,621,157 based on the per share closing price as of June 30, 2011 on the Nasdaq Global Market for the registrant’s common stock, which was $10.26.

There were 5,939,132 shares of the registrant’s common stock, $.01 par value per share, outstanding at March 26, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders	III

LAKE SHORE BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2011

TABLE OF CONTENTS

PART I

Item 1. Business.

General

Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” the “Company,” “us,” or “we”) operates as a mid-tier, federally chartered holding company of Lake Shore Savings Bank (“Lake Shore Savings” or the “Bank”).  A majority of Lake Shore Bancorp, Inc.’s issued and outstanding common stock (61.2%) is held by Lake Shore, MHC (the “MHC”), a federally chartered mutual holding company, which serves as the parent company to Lake Shore Bancorp.  Lake Shore, MHC does not engage in any business activity other than its investment in a majority of the common stock of Lake Shore Bancorp.  The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) is the current regulator for Lake Shore, MHC.  Federal law and regulations require that as long as Lake Shore, MHC is in existence, it must own at least a majority of Lake Shore Bancorp’s common stock.  The remaining common shares of Lake Shore Bancorp, Inc. are owned by public stockholders and the Lake Shore Savings Bank Employee Stock Ownership Plan (“ESOP”).  Our common stock is traded on the Nasdaq Global Market under the symbol “LSBK”.  Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Savings include Lake Shore Bancorp and Lake Shore Savings on a consolidated basis.

Lake Shore Bancorp, Inc. was organized in 2006 for the purpose of acting as the holding company of Lake Shore Savings Bank in connection with the Company’s initial public stock offering.  At the time of its organization the Company was a federal corporation regulated by the Office of Thrift Supervision.  Effective in July 2011, the regulation of federally chartered savings and loan holding companies was transferred to the Federal Reserve Board under the Dodd-Frank Act.  At December 31, 2011, Lake Shore Bancorp had total consolidated assets of $488.6 million, of which $275.1 million was comprised of loans receivable, net and $164.2 million was comprised of available for sale securities.  At December 31, 2011, total consolidated deposits were $379.8 million and total consolidated stockholders’ equity was $63.9 million.

Lake Shore Savings Bank was chartered as a New York savings and loan association in 1891.  In 2006, the Bank converted from a New York-chartered mutual savings and loan association to a federal savings bank charter.  At the time of the re-organization into a federal savings bank charter, the Bank was regulated by the Office of Thrift Supervision.  Effective in July 2011, the regulation of federally chartered savings banks was transferred to the Office of the Comptroller of the Currency (“OCC”) under the Dodd-Frank Act.

For over 120 years, the Bank has served the local community of Dunkirk, New York.  In 1987, we opened our second office in Fredonia, New York.  Since 1993, we have more than quadrupled our asset-size and expanded to ten branch offices.  In addition, we have added three administrative office buildings which comprise our corporate headquarters in Dunkirk, New York. Our principal business consists of (1) attracting retail deposits from the general public in the areas surrounding our corporate headquarters and main office in Dunkirk, New York and nine other branch offices in Chautauqua and Erie Counties, New York and (2) investing those deposits, together with funds generated from operations, primarily in one-to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit and, to a lesser extent, commercial business loans, consumer loans, and investment securities.  Our revenues are principally derived from interest generated from our loans and interest earned and dividends received on our investment securities.  Our primary sources of funds for lending and investments are deposits, borrowings, payments of loan principal and interest, payments on mortgage-backed and asset-backed securities, maturities and calls of investment securities and income resulting from operations in prior periods.

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

Market Area

Our operations are conducted out of our corporate headquarters and main office in Dunkirk, New York and nine other branch offices.  Our branches in Chautauqua County, New York are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield.  In Erie County, New York our branch offices are located in Depew, East Amherst, Hamburg, Kenmore and Orchard Park. Our first branch office in Erie County opened during April 2003 and the most recent branch office opened in April 2010.  We also have six stand-alone ATMs.  The opening of five branch offices in Erie County, New York since 2003 demonstrates the implementation of our growth strategy which is focused on expansion within Erie County while preserving our market share in Chautauqua County.

Our geographic market area for loans and deposits is principally Chautauqua and Erie Counties, New York.  Northern Chautauqua County is located on Lake Erie in the western portion of New York and is approximately 45 miles from Buffalo, New York.  There are multiple prime industries in this county and a skilled and productive labor force.  Northern Chautauqua County is served by two accredited hospitals and offers higher education opportunities at the State University of New York (SUNY) at Fredonia, a four year liberal arts school,  and at SUNY Jamestown, a community college.  We have lending or deposit relationships with such institutions.  Southern Chautauqua County is more of a tourist area, featuring Chautauqua Lake, but it also hosts a broad diversity of industry, commercial establishments and financial institutions as well as a skilled and productive workforce.  Jamestown, New York, where we opened the first of two branch offices in 1996, is the most populous city in Chautauqua County.

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

The demographic characteristics of our market area are less attractive than national and state measures.  Both Chautauqua and Erie Counties exhibit slower rates of population growth when compared to the United States and New York State averages. In addition, both Chautauqua and Erie Counties have lower per capita income and slower growth in per capita income when compared to the United States and the New York State averages.  Since Chautauqua County has historically exhibited less attractive demographic characteristics, we may have limited growth opportunities in Chautauqua County.  However, Erie County displays a stronger housing market than Chautauqua County and Erie County’s population base is five times larger than Chautauqua County, which offers us a new source of customers in the form of deposit and lending opportunities.  Notwithstanding these demographic characteristics, our primary market area has historically been stable, with a diversified base of employers and employment sectors. The local economies that we serve are not dependent on one key employer. Transportation equipment is the largest manufacturing industry in the Buffalo area, as well as production of automobile component parts. The principal employment sectors are service-related, wholesale and retail trade, and durable-goods manufacturing.  Most of the job opportunities in Chautauqua and Erie Counties have been in service-related industries, and service jobs now account for the largest portion of the workforce.

The challenging economic conditions affecting the national and global financial markets are not having a significant effect on the housing prices in our market area.  However, unemployment rates in our area were approximately 7% at December 31, 2011, which was higher than the average unemployment rate of 5%- 6% experienced in prior years, and may affect our ability to originate residential mortgage loans.

 Our future growth will be influenced by the strength of our regional economy, other demographic trends and the competitive environment.  We believe that we have developed lending products and marketing strategies to address the credit-related needs of the residents and small business in our local market area.

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

Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, mortgage brokers, finance companies, insurance companies, and brokerage and investment banking firms.  The most direct competition for deposits has historically come from credit unions, commercial banks and savings banks.  Specifically, we compete with regional financial institutions such as Cattaraugus County Bank and Evans Bank; state-wide financial institutions such as M&T Bank, Community Bank, NA, and First Niagara Bank; and nation-wide financial institutions such as Key Bank and Bank of America.  We are significantly smaller than many of these state-wide and nation-wide financial institution competitors.  We face additional competition for deposits from short-term money market funds, corporate and government securities funds, and from brokerage firms, mutual funds and insurance companies. We remain very competitive in Chautauqua County, New York and as of June 30, 2011 we had 14.81% of total deposits and ranked 4th out of 11 banks in this market area, according to the FDIC annual deposit market share report.  Our deposit market share in Erie County, New York has continued to increase since we entered this market area in 2003.  The FDIC annual deposit market share report indicated that total deposit growth increased 18.9% in Erie County from June 30, 2010 to June 30, 2011. To remain competitive, we provide superior customer service and are active participants in our local community.

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

●
We offer Health Savings Accounts (“HSA”), which are federally approved tax-exempt accounts that financial institution customers can set up to subsidize their increased cost of health care. If customers have a High Deductible Health Plan, they may be eligible to open an HSA.

●	We entered into alliances with M&T Bank and Evans Bank to provide customers surcharge free access to their accounts with us through the ATMs of these institutions as well as our own.

●
We offer a variety of mortgage loan products, including: 5/1 and 7/1 adjustable rate mortgages, an 80/15/5 loan, which is a combined mortgage and home equity product, a construction end loan, a “no closing cost” mortgage and home equity product, and a Rural Development Guaranteed Loan Program (“GLP”) mortgage loan, which provides 100% financing.

●	In our last three Community Reinvestment Act evaluations by our regulators, most recently concluding on September 2010, we have received a rating of “Satisfactory” or better.

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

Lending Activities

General.  We have a long-standing commitment to the origination of residential mortgage loans, including home equity loans, and we also originate commercial real estate, commercial and consumer loans.  At December 31, 2011, we had total loans of $273.7 million. We currently retain substantially all of the loans that we originate; however, we have sold and may in the future sell residential mortgage loans into the secondary market, with retention of servicing rights.  Beginning in June 2010, we began to purchase a limited amount of equipment loans from a third party broker, which are secured by first liens on new equipment purchases by small businesses located in the United States.

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

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Residential, one-to four- family	$182,922	66.82%	$183,929	70.32%	$185,753	71.89%	$175,808	73.35%	$157,834	72.36%
Home equity	30,671	11.20	30,613	11.71	30,158	11.67	28,143	11.74	26,569	12.18
Commercial	44,776	16.36	33,782	12.92	28,328	10.96	19,513	8.14	20,394	9.35
Construction	519	0.19	616	0.24	365	0.14	6,479	2.70	2,775	1.27
	258,888	94.57	248,940	95.19	244,604	94.66	229,943	95.93	207,572	95.16
Other loans:
Commercial	12,911	4.72	10,360	3.96	11,430	4.42	7,403	3.09	8,246	3.78
Consumer	1,948	0.71	2,224	0.85	2,377	0.92	2,350	0.98	2,306	1.06
	14,859	5.43	12,584	4.81	13,807	5.34	9,753	4.07	10,552	4.84

Total loans	273,747	100.00%	261,524	100.00%	258,411	100.00%	239,696	100.00%	218,124	100.00%

Net deferred loan costs	2,687		2,460		2,327		2,243		1,813

Allowance for loan losses	(1,366)		(953)		(1,564)		(1,476)		(1,226)

Loans receivable, net	$275,068		$263,031		$259,174		$240,463		$218,711

Loan Maturity.  The following table presents the contractual maturity of our loans at December 31, 2011.  The table does not include the effect of prepayments or scheduled principal amortization.  Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Real Estate				Other Loans
	One-to Four- Family	Home Equity Loans and Lines of Credit	Commercial Loans	Construction Loans	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$52	$660	$23	$-	$3,018	$863	$4,616
After one year through five years	2,626	2,932	595	-	4,221	636	11,010
Beyond five years	180,244	27,079	44,158	519	5,672	449	258,121
Total	$182,922	$30,671	$44,776	$519	$12,911	$1,948	$273,747

Interest rate terms on amounts due after one year:
Fixed rate	$176,829	$4,589	$18,246	$519	$9,698	$931	$210,812
Adjustable rate	6,041	25,422	26,507	-	195	154	58,319
Total	$182,870	$30,011	$44,753	$519	$9,893	$1,085	$269,131

The following table presents our loan originations, purchases, sales, and principal payments for the years indicated.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Total loans:
Balance outstanding at beginning of year	$261,524	$258,411	$239,696	$218,124	$205,459

Originations:
Real estate loans	49,030	46,321	64,725	61,229	44,046
Commercial and consumer loans	7,553	7,580	6,670	4,854	5,371
Total originations	56,583	53,901	71,395	66,083	49,417

Loan Purchases – Commercial loans	1,679	1,135	-	-	-

Total Originations and Purchases	58,262	55,036	71,395	66,083	49,417

Deduct:
Principal repayments:
Real estate loans	38,694	38,055	40,439	34,587	29,641
Commercial and consumer loans	6,392	10,568	4,967	8,041	6,076
Total principal payments	45,086	48,623	45,406	42,628	35,717

Transfers to foreclosed real estate	252	307	708	422	81

Loan sales – Sonyma(1) and FHLMC(2)	639	243	6,300	1,311	482
Loan sales – guaranteed student loans(3)	-	-	-	2	333

Loans charged off	62	2,750	266	148	139

Total deductions	46,039	51,923	52,680	44,511	36,752
Balance outstanding at end of year	$273,747	$261,524	$258,411	$239,696	$218,124

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

One- to Four-Family Residential Mortgage Lending.  We emphasize the origination of residential mortgage loans secured by one-to four-family properties.  At December 31, 2011, we had one-to four-family residential loans of $182.9 million, or 66.8% of the total loan portfolio.  Of one-to four-family residential mortgage loans outstanding at that date, 3.3% were adjustable-rate mortgage loans and 96.7% were fixed rate loans. At December 31, 2011, approximately 64.7% of our one-to four-family residential mortgage portfolio was secured by property located in Chautauqua County, 31.1% by property located in Erie County and 4.2% by property located elsewhere primarily in New York State.  Approximately 7.2% of all residential loan originations during fiscal year 2011 were re-financings of loans already in our portfolio.

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

One-to four-family residential mortgage loan originations are generally for terms of 15, 20 or 30 years, amortized on a monthly basis with interest and principal due either bi-weekly or monthly.  One-to four-family residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay most loans at their option without penalty.  Conventional one-to four-family residential mortgage loans originated by us customarily contain “due-on-sale” clauses that permit us to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.  We do not offer “interest only” mortgage loans, sub-prime or “negative amortization” mortgage loans.

Our residential lending policies and procedures ensure that our one-to four-family residential mortgage loans generally conform to secondary market guidelines.  We underwrite all conforming rate loans using the same criteria required by the FHLMC.  We originate one-to four-family residential mortgage loans with a loan to value ratio up to 97%, and up to 103.5% with our Rural Development GLP mortgage loan product.  Mortgages originated with a loan-to-value ratio exceeding 80% normally require private mortgage insurance.  Private mortgage insurance is not required on loans with an 80% or less loan to value ratio.  We do not originate any sub-prime mortgage loans and we do not have any sub-prime mortgage loans in our residential mortgage loan portfolio.

We offer adjustable rate mortgage loans with a maximum term of 30 years.  Our adjustable rate mortgage loans include loans that provide for an interest rate based on the interest paid on U.S. Treasury securities of varying maturities plus varying margins.  We currently offer adjustable rate one-to four-family residential mortgage loans with initial rates based upon a determination of market factors and competitive rates for adjustable-rate loans in our market area.  For adjustable rate one-to four-family residential mortgage loans, borrowers are qualified at the initial fully indexed rate or the original rate, whichever is higher.

Our adjustable rate one-to four-family residential mortgage loans include limits on increases or decreases in the interest rate of the loan.  The interest rate may increase or decrease by a maximum of 2% or 5% per adjustment period with a ceiling rate of 6% over the initial rate, depending on the product, over the life of the loan and a floor rate of 4.25% or 4.50% depending on product type.  The retention of adjustable rate one-to four-family residential mortgage loans in our loan portfolio helps reduce exposure to changes in interest rates.  However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable rate mortgage loans.  During periods of rising interest rates, the risk of default on one-to four-family adjustable rate mortgage loans may increase due to the increase of interest cost to the borrower.

We regularly provide a loan product to our customers that is underwritten using the criteria required by FHLMC.  After a loan is originated and funded, we may sell the loan to FHLMC.  During 2011 we did not sell any loans to FHLMC. We sold loans to the State of New York Mortgage Agency (“SONYMA”) during 2011 and in prior years and may do so again, from time to time.  We retain all servicing rights for one-to four-family residential mortgage loans that we sell.

Home Equity Loans and Lines of Credit.  We currently provide all-in-one home equity lines of credit and have provided home equity loans in the past to our customers.  At December 31, 2011, home equity loans and line of credit totaled $30.7 million, or 11.2% of the total loan portfolio,  of which 84.8% were adjustable rate loans and 15.2% were fixed rate loans. The all-in-one home equity line of credit must have a minimum balance of $5,000 up to a maximum of 85% of the total loan to value ratio.  Home equity lines of credit products, which have interest rates tied to the prime rate, generally have a 15 year draw period and a 15 year payback period.  A customer has the option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest.  As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount.  All-in-one home equity lines of credit range from terms of five to 15 years.

Commercial Real Estate Loans.  We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate, which is typically held as collateral for the loan.  At December 31, 2011, commercial real estate loans totaled $44.8 million, or 16.4%, of the total loan portfolio. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location, and physical condition.  Of the commercial real estate portfolio at December 31, 2011, approximately 40.4% consisted of loans that are collateralized by properties in Chautauqua County, 45.0% by properties in Erie County, and 14.6% by properties located elsewhere in New York State.  The average commercial real estate loan is for a principal amount of approximately $263,000 and the largest commercial real estate loan in our portfolio as of December 31, 2011 was $3.9 million and secured by a commercial building used as a hotel by a national hotel franchise. This loan was performing on that date. We lend up to a maximum loan-to-value ratio of 75% on commercial properties and require a minimum debt coverage ratio of 1.2 to 1.

Commercial real estate lending involves additional risks compared with one-to four-family residential lending, because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than one- to four-family residential mortgage loans.  Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers.  Our loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk and are designed to set such limits within those prescribed by applicable federal and state statutes and regulations.

Construction Loans.  We originate loans to finance the construction of both one-to four-family homes and commercial real estate.  These loans typically have a one-year construction period, whereby draws are taken and interest only payments are made.  As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds.  At the end of the construction period, the loan automatically converts to either a conventional or commercial mortgage, as applicable.  At December 31, 2011 construction loans totaled $519,000, or less than 1%, of our total loan portfolio.

Commercial Loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans.  At December 31, 2011, commercial loans totaled $12.9 million, or 4.7%, of the total loan portfolio. This amount includes $2.3 million of equipment loans that we have purchased from a third party broker. The average commercial loan is for a principal amount of approximately $70,000 and the largest outstanding commercial loan in our portfolio as of December 31, 2011 was $2.8 million and secured by general business assets. This loan was performing on that date.  Most of our commercial loans have variable interest rates tied to the prime rate, and are for terms generally not in excess of 10 years.  Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower.  Interest rates on commercial loans generally have higher yields than rates on one- to four-family residential mortgages.  We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases, and the refinancing of existing corporate debt.

Commercial loans are generally considered to involve a higher degree of risk than residential mortgage loans because the collateral underlying the loans may be in the form of furniture, fixtures, and equipment and/or inventory subject to market obsolescence.  Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower.  Such risks can be significantly affected by economic conditions.  In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending.  We conduct in-house reviews of the commercial loan portfolio to ensure adherence to our underwriting standards and policy requirements.

Consumer Loans. We offer a variety of consumer loans.  At December 31, 2011 consumer loans totaled $1.9 million, or less than 1%, of the total loan portfolio.  The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit, which are available for amounts up to $5,000 for unsecured loans and greater amounts for secured loans depending on the type of loan and value of the collateral.  Consumer loans, excluding overdraft lines of protection, generally are offered for terms of up to 10 years, depending on the collateral, at fixed interest rates.  Our consumer loan portfolio also consists of vehicle loans, motorcycle loans, student loans guaranteed by New York State Higher Education Services Corporation (“HESC”), other unsecured consumer loans up to $5,000, secured and unsecured property improvement loans, and other secured loans.

Generally, the volume of consumer lending has declined as borrowers have opted for home equity lines, where a mortgage-interest federal tax deduction is available, as compared to unsecured loans or loans secured by property other than residential real estate.  We continue to make automobile loans directly to borrowers and primarily on used vehicles.  We also maintain a portfolio of student loans, guaranteed by New York State HESC. During 2008, we discontinued the origination of student loans, as we were notified by Sallie Mae that they would no longer purchase these loans. We hold the student loans remaining in our portfolio and service the loans once the student graduates and begins repayment. We make other consumer loans, which may or may not be secured.  The terms of such loans vary depending on the collateral.

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

Loan Approval Procedures and Authority.  Our lending policies are approved by our Board of Directors.  Home equity loans in excess of $25,000 and all one-to four-family residential mortgage loans up to $417,000 require approval by the Internal Residential Loan Committee, including one of the following officers: Chief Executive Officer or Chief Retail Lending Officer.  Loans between $417,000 and $1.0 million require the approval of two of the following officers along with another member of the Internal Residential Loan Committee:  Chief Executive Officer, Chief Retail Lending Officer, or Vice President – Commercial and Small Business Lending – Chautauqua County.  Loans in excess of $1.0 million require full Board of Director approval.

For all commercial loans, including commercial real estate loans, certain Vice Presidents and Commercial Lending Officers have authority to approve loans for principal amounts up to $100,000.  Commercial loans in excess of $100,000 and up to $500,000 require approval by a member of the Internal Commercial Loan Committee and any one of the following:  Chief Executive Officer, Chief Commercial Lending Officer or Chairman of the Board (only in absence of Chief Executive Officer and Chief Commercial Lending Officer).  Commercial loans in excess of $500,000 and up to $1.0 million must be approved by three members of the Internal Commercial Loan Committee, two of which must be the Chief Executive Officer, the Chief Commercial Lending Officer, or Chairman of the Board (only in the absence of the Chief Executive Officer or the Chief Commercial Lending Officer).  Loans in excess of $1.0 million require full Board of Director approval.

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

Asset Quality

One of our key operating objectives has been, and continues to be, maintaining a high level of asset quality.  Our high proportion of one-to four-family residential mortgage loans, the maintenance of sound credit standards for new loan originations and loan administration procedures have resulted in low delinquency ratios, especially in light of current economic conditions.  These factors have contributed to our strong financial condition.

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

Once a one-to four-family residential loan has been delinquent for more than 90 days, the loan is deemed a “classified asset” and is reported to our Board of Directors. In 2010, amendments to the New York State (“NYS”) Real Property Actions and Proceedings Law (“RPAPL”) became effective whereby specific pre-foreclosure procedures for any one-to four-family residence located in NYS must be followed. When the Company wants to pursue foreclosure action against a borrower, the amended law requires us to mail a 90 day pre-foreclosure notice of the impending foreclosure action to the borrower prior to commencement of the action. Within 3 days of sending this notice, the collection department sends the notice information to the NYS Superintendent of Banks through the NYS Banking Department’s online system. The Company must also send a 30-day demand letter to the borrower sixty days after the initial pre-foreclosure notice was sent.  The demand letter includes updated loan balances regarding the potential foreclosure action. In order to receive approval for foreclosure action from the courts, the new law requires a mandatory conference hearing between the court, borrower and bank.  Prior to proceeding with any foreclosure action in the case of a secured loan, we will review the collateral to determine whether its possession would be cost-effective for us.  In cases where the collateral fails to fully secure the loan, in addition to repossessing the collateral, we may also sue on the note underlying the loan.

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

The collection procedures for consumer loans include the sending of periodic late notices and letters to a borrower once a loan is past due.  On a monthly basis, a review is made of all consumer loans which are 30 days or more past due.  Consumer loans that are 180 days delinquent, where the borrowers have failed to demonstrate repayment ability, are classified as loss and charged-off.  Once a charge-off decision has been made, the collections manager or management pursues legal action such as small claims court, judgments, salary garnishment and repossessions in an attempt to collect the deficiency from the borrower.

Loans Past Due and Non-performing Assets.  We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due.  Non-performing assets, including non-performing loans and foreclosed real estate, totaled $3.1 million at December 31, 2011 and $2.6 million at December 31, 2010.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real Estate Loans:
Residential, one-to four-family	$328	$391	$456	$562	$209
Home equity	21	39	142	25	65
Commercial	–	43	65	46	208
Construction	–	–	–	–	–
Other loans:
Commercial loans	87	–	–	–	85
Consumer loans	23	59	1	15	–
Total	$459	$532	$664	$648	$567
Loans accounted for on a non-accrual basis:
Real Estate Loans:
Residential, one-to four-family	$1,821	$1,279	$753	$790	$918
Home equity(1)	209	122	32	49	42
Commercial	228	370	192	152	107
Construction	–	–	–	–	–
Other loans:
Commercial loans	76	27	19	–	–
Consumer loans	5	11	17	12	10
Total non-accrual loans	2,339	1,809	1,013	1,003	1,077
Total nonperforming loans	2,798	2,341	1,677	1,651	1,644
Foreclosed real estate	315	304	322	48	61
Restructured loans	–	–	–	–	–
Total nonperforming assets	$3,113	$2,645	$1,999	$1,699	$1,705
Ratios:
Nonperforming loans as a percent of net loans:	1.02%	0.89%	0.65%	0.69%	0.75%
Nonperforming assets as a percent of total assets:	0.64%	0.55%	0.47%	0.42%	0.48%

(1)	As of December 31, 2011, one home equity loan for $31,000 was restructured and classified as a troubled debt restructuring, due to the borrower’s financial difficulties.

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

Our recorded investment in non-accrual loans totaled $2.3 million at December 31, 2011 and $1.8 million at December 31, 2010.  If all non-accrual loans had been current in accordance with their terms during the years ended December 31, 2011, 2010 and 2009, interest income on such loans would have amounted to $129,000, $98,000 and $44,000 respectively.

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

Troubled debt restructurings (“TDRs”) occur when we grant borrowers’ concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties.  A concession is made when the terms of the loan modification are more favorable than the terms the borrower would have received in the current market under similar financial difficulties.  These concessions may include, but are not limited to, modifications of the terms of the debt, the transfer of assets or the issuance of an equity interest by the borrower to satisfy all or part of the debt, or the substitution or addition of borrower(s).  The Company identifies loans for potential TDRs primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Generally, we will not return a TDR to accrual status until the borrower has demonstrated the ability to make principal and interest payments under the restructured terms for at least six consecutive months.

At December 31, 2011, one home equity loan for $31,000 was modified and classified as a TDR, due to the borrower’s financial difficulties.   This loan was placed on nonaccrual status and is included with non-accrual loans in the above table.  The loan was classified as a substandard loan with no specific reserve established and was 60 days past due under the modified terms at December 31, 2011.

We did not have any TDRs as of December 31, 2010.

At December 31, 2009, we had three loans which were classified as TDRs and were not included in the above table due to their “current” payment status at that time. The loans were commercial loans held by one borrower for start-up costs related to a franchise restaurant business, totaling $2.7 million. The loans were classified as impaired due to prior delinquency status and concerns about repayment ability. In 2009, the Company worked with the borrower and the terms on the loan were modified.  Subsequently the loan payments were current with the terms of the modified loan throughout 2009 and as such, these loans were not considered to be “non-performing” in 2009. These loans became delinquent in 2010 due to the borrower’s bankruptcy and the loans were charged off in the 3rd quarter of 2010.

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

The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements.  When we classify loans as either substandard or doubtful, we set aside a loss reserve for such loans as we deem prudent. When we classify problem loans as loss, we typically charge-off the outstanding loan balance against the allowance for loan loss reserve.  Our determination as to the classification of our loans and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances.  We regularly review our loan portfolio to determine whether any loans require classification in accordance with applicable regulations.  On the basis of our review of our loans at December 31, 2011, classified and criticized loans consisted of special mention loans of $4.5 million, substandard loans of $2.7 million, doubtful loans of $598,000 and loss loans of $60,000. The classified loans total included $2.8 million of nonperforming loans.

The following table shows the aggregate amounts of our classified and criticized loans at the dates indicated.

	At December 31,
	2011	2010	2009
	(Dollars in thousands)
Special mention loans(1)	$4,546	$1,535	$1,214
Substandard loans	2,722	2,748	3,006
Doubtful loans	598	535	2,209
Loss loans	60	29	-

Total classified and criticized loans	$7,926	$4,847	$6,429

(1)
During 2011, the growth in special mention loans was primarily due to an increase in commercial real estate loans which do not warrant classification due to risk associated with the loans, but do possess credit deficiencies or potential weaknesses which deserve our close attention.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	60-89 Days Past Due	90 + Days Past Due	60-89 Days Past Due	90 + Days Past Due	60-89 Days Past Due	90 + Days Past Due
	(Dollars in thousands)

Residential real estate(1)	$659	$2,146	$829	$1,625	$947	$1,215
Commercial real estate	39	228	-	413	93	257
Commercial business	3	159	-	27	-	19
Consumer loans	4	28	13	70	39	18

Total	$705	$2,561	$842	$2,135	$1,079	$1,509

(1)	Includes home equity loans and lines of credit and construction loans.

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

In addition, various regulatory agencies periodically review our allowance for loan losses as an integral part of their examination process.  These agencies, including the Office of the Comptroller of the Currency, may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their evaluation of the information available to them at the time of their examination.

The allowance consists of allocated, general and unallocated components.  The allocated component relates to loans that are classified as doubtful, substandard, loss or special mention.  See “Asset Quality – Classification of Loans.”  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of the loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative and environmental factors.  The qualitative and environmental factors include historical loan loss experience; payment status; the estimated value of the underlying collateral; changes in lending policies, procedures and loan review system; changes in the experience, ability, and depth of lending management and other relevant staff; trends in loan volume and the nature of the loan portfolio; and national and local economic conditions.  An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses, such as downturns in the local economy.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Impairment is measured on a loan-by-loan basis for commercial real estate loans and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer, home equity or one-to four-family real estate loans for impairment disclosures, unless they are subject to a troubled debt restructuring. At December 31, 2011, there was one commercial real estate loan classified as an impaired loan. Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on our impaired loans.

Provision for loan losses decreased by $1.7 million to $415,000 for the year ended December 31, 2011 from $2.1 million for the year ended December 31, 2010.  The decrease in provision for loan losses was primarily due to the charge off of $2.7 million on three commercial loans to one borrower during 2010. Our credit quality continues to remain strong. The ratio of nonperforming loans to total net loans was 1.02% as of December 31, 2011. The majority of our loans are one-to four-family residential mortgage loans or commercial real estate loans backed by first lien collateral on real estate held in the Western New York region. Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values. We do not hold any sub-prime loans in our loan portfolio. In light of current economic conditions, we will continue to closely monitor our loan portfolio.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the years indicated.

	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year:	$953	$1,564	$1,476	$1,226	$1,257
Provision for loan losses	415	2,115	265	391	105
Charge-offs:
Real estate loans:
Residential, one-to four-family	-	35	146	102	25
Home equity	29	6	54	-	80
Commercial	15	2,440	24	-	-
Construction	-	-	-	-	-
Other loans:
Commercial	1	247	9	16	19
Consumer	17	22	33	30	15
Total charge-offs:	62	2,750	266	148	139
Recoveries:
Real estate loans:
Residential, one-to four-family	4	19	74	-	-
Home equity	-	-	7	-	-
Commercial	52	-	-	-	-
Construction	-	-	-	-	-
Other loans:
Commercial	-	-	-	3	-
Consumer	4	5	8	4	3
Total Recoveries	60	24	89	7	3

Net charge-offs	2	2,726	177	141	136

Balance at end of year	$1,366	$953	$1,564	$1,476	$1,226

Average loans outstanding	$270,697	$258,150	$250,846	$228,392	$210,610

Allowance for loan losses as a percent of total net loans	0.50%	0.36%	0.60%	0.61%	0.56%
Allowance for loan losses as a percent of non-performing loans	48.82%	40.71%	93.26%	89.40%	74.57%
Ratio of net charge-offs to average loans outstanding	0.01%	1.06%	0.07%	0.06%	0.06%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the years indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of inherent losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2011			2010			2009			2008			2007
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate Loans:
Residential, one-to four- family	$441	32.3%	66.8%	$407	42.7%	70.4%	$265	16.9%	71.9%	$449	30.4%	73.5%	$631	51.5%	72.4%
Home equity	125	9.2%	11.2%	141	14.8%	11.7%	107	6.8%	11.7%	145	9.8%	11.8%	71	5.8%	12.2%
Commercial (1)(2)	522	38.2%	16.4%	278	29.2%	12.9%	932	59.7%	11.0%	699	47.4%	8.2%	339	27.6%	9.3%
Construction	–	–	0.2%	1	0.1%	0.2%	–	–	0.1%	26	1.8%	2.7%	–	–	1.3%
	1,088	79.7%	94.6%	827	86.8%	95.2%	1,304	83.4%	94.7%	1,319	89.4%	96.2%	1,041	84.9%	95.2%
Other loans:
Commercial(1)	265	19.4%	4.7%	104	10.9%	4.0%	215	13.7%	4.4%	109	7.4%	3.1%	130	10.6%	3.8%
Consumer	13	0.9%	0.7%	21	2.2%	0.8%	37	2.4%	0.9%	45	3.0%	0.7%	34	2.8%	1.0%
	278	20.3%	5.4%	125	13.1%	4.8%	252	16.1%	5.3%	154	10.4%	3.8%	164	13.4%	4.8%
Total allocated	$1,366	100.0%	100.0%	$952	99.9%	100.0%	$1,556	99.5%	100.0%	$1,473	99.8%	100.00%	$1,205	98.3%	100.00%

Total unallocated	$–	–		$1	0.1%		$8	0.5%		$3	0.2%		$21	1.7%

Balance at end of year	$1,366	100.0%		$953	100.0%		$1,564	100.0%		$1,476	100.0%		$1,226	100.0%

(1)  Increase as of December 31, 2011 was primarily due to the review of certain environmental factors for commercial real estate loans and commercial loans. Management concluded that an increased reserve was needed for its commercial loan portfolio due to the increase in portfolio size and the standard risks presented by these types of loans.

(2)  Increases as of December 31, 2009 and 2008 were primarily due to a reserve calculated on three loans to one borrower that were classified as impaired. The reserve was calculated based on the present value of the discounted cash flows in accordance with ASC 310-10-35.  A reserve of $570,000 was set aside in 2008 for these loans, with an additional reserve of $127,000 recorded during 2009.

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

As of December 31, 2011, our securities portfolio was classified as “available for sale” and reported at fair value.  Our securities portfolio consists of collateralized mortgage obligations, mortgage backed securities, asset-backed securities, U.S. Government obligations and municipal bonds.  Nearly all of our mortgage backed securities are directly or indirectly insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association or the Federal National Mortgage Association.  The municipal securities we invest in have maturities of 20 years or less and many have private insurance guaranteeing repayment.

We have investments in Federal Home Loan Bank of New York (FHLBNY) stock, which must be held as a condition of membership in the Federal Home Loan Bank system.  The investment in FHLBNY stock is considered restricted and is reported at book value on the Consolidated Statements of Financial Condition.

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

Classification of Investments.  Federal regulations require us to regularly review and classify our investments based on credit risk in determining credit quality of investment portfolios as well as for calculating risk based capital.  A decline in the market value of a security due to interest rate fluctuations is not a basis for adverse classification. Instead, the classification is based on the likelihood of the timely and full collection of principal and interest.

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

According to the recent Dodd-Frank legislation, the use of qualitative ratings from NRSRO’s may no longer be solely relied upon in determining credit quality.  The regulators are looking for other methods that can be relied upon to determine the credit quality of investment securities.  At this time, the regulatory changes which may affect the way that we rate and classify the investment portfolio have not yet been finalized.

Our determination as to the classification of our investments are subject to review by our regulatory agencies.  We regularly review our investment portfolio to determine whether any investments require classification in accordance with applicable regulations.  Our review of our investments portfolio at December 31, 2011 indicated six private label securities that were below investment grade, with an amortized cost of $5.5 million and fair value of $4.6 million. The ratings on these securities ranged from BB- to D. All six securities were classified as “Substandard.” These securities were also evaluated for other-than-temporary impairment as noted in the Other than Temporary Impairment section of Part II, Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and we concluded that no other-than-temporary impairment existed as of December 31, 2011.

The following table presents the composition of our securities portfolio in dollar amount of each investment type at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury Bonds	$12,935	$15,078	$8,961	$9,104	$5,129	$5,469
Municipal Bonds	49,561	53,676	47,995	45,746	27,303	27,967
Mortgage-backed securities:
Collateralized mortgage obligations -private label	133	129	305	304	1,888	1,765
Collateralized mortgage obligations -government sponsored entities	59,669	60,771	71,864	73,396	53,661	55,157
Government National Mortgage Association	3,141	3,349	2,461	2,407	7	7
Federal National Mortgage Association	19,612	20,570	10,545	10,866	9,564	9,989
Federal Home Loan Mortgage Corporation	5,246	5,766	5,817	6,207	9,615	10,028
Asset-backed securities -private label	5,459	4,632	6,586	5,650	9,256	7,637
Asset-backed securities -government sponsored entities	173	189	237	237	322	329
Equity securities	22	5	22	7	22	33
Total available for sale	$155,951	$164,165	$154,793	$153,924	$116,767	$118,381

At December 31, 2011, there were no non-U.S. Government and Government agency securities that exceeded 10.0% of equity.

Investment Securities Portfolio, Maturities and Yields.  The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, with the exception of equity securities, at December 31, 2011.  Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities. The weighted average yield does not include the impact of a tax-equivalent adjustment for bank qualified municipals.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury bonds	$-	-%	$-	-%	$10,183	3.30%	$2,752	4.64%	$12,935	$15,078	3.59%
Municipal bonds	-	-%	-	-%	6,413	3.93%	43,148	3.71%	49,561	53,676	3.74%
Mortgage-backed securities	-	-%	6	5.31%	4,565	3.92%	83,230	3.88%	87,801	90,585	3.88%
Asset-backed securities	-	-%	-	-%	-	-%	5,632	5.45%	5,632	4,821	5.45%

Total securities available for sale:	$-	-%	$6	5.31%	$21,161	3.62%	$134,762	3.91%	$155,929	$164,160	3.87%

Sources Of Funds

General.  Deposits, borrowings, repayments and prepayments of loans and securities principal, proceeds from the sale of securities, proceeds from maturing securities, and cash flows provided by operations are our primary sources of funds for use in lending, investing and for other general purposes.  See “ Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, and the rates charged on other sources of funds.  Core deposits (defined as savings deposits, money market accounts, demand accounts and other interest bearing accounts) represented 42.1% and 38.6% of total deposits on December 31, 2011 and 2010, respectively.  At December 31, 2011 and 2010, time deposits with remaining terms to maturity of less than one year amounted to $115.4 million and $120.0 million, respectively.

The following table presents our time deposit accounts categorized by interest rates which mature during each of the years set forth below and the amounts of such time deposits by interest rate at December 31, 2011, 2010 and 2009.

	Period to maturity from December 31, 2011				At December 31,
	Less than One Year	More than One Year to Two Years	More Than Two Years to Three Years	More than Three Years	2011	2010	2009
	(Dollars in thousands)
Interest Rate Range
1.99% and below	$90,054	$15,534	$2,149	$24,950	$132,687	$122,712	$89,905
2.00% to 2.99%	12,780	2,099	7,271	51,382	73,532	88,921	36,922
3.00% to 3.99%	6,079	466	206	168	6,919	8,739	50,746
4.00% to 4.99%	6,393	140	-	-	6,533	10,300	10,534
5.00% to 5.99%	50	-	166	-	216	215	915

Total	$115,356	$18,239	$9,792	$76,500	$219,887	$230,887	$189,022

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio:

	At December 31,
	2011		2010		2009
	Amount	Percent of total deposits	Amount	Percent of total deposits	Amount	Percent of total deposits
	(Dollars in thousands)
Deposit type:
Savings	$33,676	8.87%	$32,126	8.55%	$29,027	9.12%
Money market	58,157	15.31%	47,815	12.72%	37,336	11.73%
Interest bearing demand	40,649	10.70%	41,971	11.17%	41,857	13.15%
Non-interest bearing demand	27,429	7.22%	22,986	6.12%	21,172	6.64%
Total core deposits	159,911	42.10%	144,898	38.56%	129,392	40.64%

Time deposits with original maturities of:
Three months or less	4,436	1.17%	2,925	0.78%	6,577	2.07%
Over three months to twelve months	46,126	12.15%	61,662	16.41%	66,927	21.02%
Over twelve months to twenty-four months	47,633	12.54%	69,109	18.38%	83,819	26.32%
Over twenty-four months to thirty-six months	23,181	6.10%	27,817	7.40%	12,220	3.84%
Over thirty-six months to forty-eight months	14,627	3.85%	12,536	3.34%	10,968	3.44%
Over forty-eight months to sixty months	83,448	21.97%	56,437	15.02%	8,040	2.52%
Over sixty months	436	0.12%	401	0.11%	471	0.15%
Total time deposits	219,887	57.90%	230,887	61.44%	189,022	59.36%
Total deposits	$379,798	100.00%	$375,785	100.00%	$318,414	100.00%

At December 31, 2011, we had $80.4 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$14,493
Over three months through six months	9,915
Over six months to twelve months	16,496
Over twelve months	39,535
Total	$80,439

Short-term Borrowings. Our borrowings consist of short-term Federal Home Loan Bank advances.  At December 31, 2011 and 2010, our short-term borrowings from the Federal Home Loan Bank of New York were $6.9 million and $5.0 million, respectively.  The short-term borrowings at December 31, 2011 had fixed rates of interest ranging from 0.31% to 0.33% and mature within one year.  We have a written agreement with the Federal Home Loan Bank of New York, which allowed us to borrow up to $130.4 million as of December 31, 2011 which was collateralized by a pledge of our residential, one-to four-family real estate loans. At December 31, 2011, we had outstanding advances under this agreement of $34.1 million. The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings. At December 31, 2011 securities with a cost of $10.0 million and fair value of $11.2 million were pledged for potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at December 31, 2011. On October 26, 2011, the Bank established a line of credit with M&T Bank for $7.0 million, of which $5.0 million is unsecured and the remaining $2.0 million is secured by a pledge of the Bank’s securities. The line of credit provides for overnight borrowings through the purchase of Fed Funds, at an interest rate equal to the Fed Funds rate plus 0.375%. At December 31, 2011, there were no balances outstanding on this line of credit.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	2011	2010	2009
	(Dollars in thousands)
At December 31
Amount outstanding	$6,910	$5,000	$6,850
Weighted average interest rate	0.32%	0.40%	0.37%
For the year ended December 31
Highest amount at month-end	$9,400	$6,550	$6,950
Daily average amount outstanding	6,603	3,793	5,073
Weighted average interest rate	0.36%	0.48%	0.92%

Subsidiary Activities

Lake Shore Savings is the only subsidiary of Lake Shore Bancorp.  Lake Shore Savings has no subsidiaries.

Personnel

As of December 31, 2011, we had 102 full-time employees and 19 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Supervision and Regulation

General

Lake Shore Savings Bank is examined and supervised by the Office of the Comptroller of the Currency (OCC), while Lake Shore Bancorp, Inc. and Lake Shore, MHC are examined and supervised by the Federal Reserve Board (FRB).  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Lake Shore Savings also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Lake Shore Savings also is regulated, to a lesser extent, by the FDIC with respect to insurance of deposit accounts and the Board of Governors of the Federal Reserve System, with respect to reserves to be maintained against deposits and other matters.  Lake Shore Savings’ relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Lake Shore Savings’ mortgage documents.

Any change in these laws or regulations, whether by the FDIC, the OCC, the FRB or Congress, could have a material adverse impact on Lake Shore, MHC, Lake Shore Bancorp and Lake Shore Savings, and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such as the Bank.  Under the Dodd-Frank Act, the Company’s former regulator, the Office of Thrift Supervision (OTS) was eliminated.  Responsibility for the supervision and regulation of federal savings banks was transferred to the OCC, which is an agency that is responsible for the regulation and supervision of national banks.  The OCC assumed responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions became effective on July 21, 2011.  At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as the Company was transferred to the FRB, which supervises bank holding companies.

Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau assumes responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

In addition to eliminating the OTS and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations.  Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Their impact on operations cannot yet be fully assessed.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company.

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

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC.  Under these laws and regulations, Lake Shore Savings may originate mortgage loans secured by residential and commercial real estate, commercial business loans and consumer loans, and it may invest in certain types of debt securities and certain other assets.  Certain types of lending, such as commercial and consumer loans, are subject to an aggregate limit calculated as a specified percentage of Lake Shore Savings’ capital assets.  Lake Shore Savings also may establish subsidiaries that may engage in activities not otherwise permissible for Lake Shore Savings, including real estate investment and securities and insurance brokerage.

The Dodd-Frank Act removed federal statutory restrictions on the payment of interest on commercial demand deposit accounts, effective July 21, 2011.

Capital Requirements.  OCC regulations require savings banks to meet three minimum capital standards:  a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest regulatory rating) and an 8% risk-based capital ratio.  The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% assigned by federal regulations based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings but excluding accumulated other comprehensive income), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. In assessing an institution’s capital adequacy, the federal regulators take into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2011, Lake Shore Savings’ capital exceeded all applicable requirements.

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2011, Lake Shore Savings’ largest lending relationship with a single or related group of borrowers totaled $6.6 million, which represented 11.3% of unimpaired capital and surplus; therefore, Lake Shore Savings was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions.  The Dodd-Frank Act makes noncompliance with the QTL Test potentially subject to agency enforcement action for violation of law.  At December 31, 2011, Lake Shore Savings maintained approximately 81.03% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions. OCC regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account.  A savings bank must file an application for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

●	the savings bank would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or

●	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the FRB and the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The FRB or OCC may disapprove a notice or application if:

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

Liquidity.  A federal savings institution is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 10% or greater. At December 31, 2011, this ratio was 40.9%.

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income borrowers.  In connection with its examination of a federal savings bank, the OCC is required to assess the savings bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.  Lake Shore Savings received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation W promulgated by the Board of Governors of the Federal Reserve System.  The term “affiliate” for these purposes generally means any company that controls or is under common control with an insured depository institution such as Lake Shore Savings.  Lake Shore Bancorp is an affiliate of Lake Shore Savings.  In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates.  In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank.  In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices and may not involve low-quality assets.  The OCC requires savings banks to maintain detailed records of all transactions with affiliates.

Lake Shore Savings’ authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Lake Shore Savings’ capital.  In addition, Lake Shore Savings’ board of directors must approve extensions of credit in excess of certain limits.  Extensions of credit to executive officers are subject to additional restrictions based on the category of loan.

Lake Shore Savings is in compliance with Regulation O.

Enforcement.  The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.  The FDIC also has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution.  If the OCC does not take action, the FDIC has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the OCC is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks.  For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

●	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

●	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	undercapitalized (less than 4% leverage capital, 4% Tier 1 risk-based capital or 8% total risk-based capital);

●	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

●	critically undercapitalized (less than 2% tangible capital).

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames.  “Undercapitalized” institutions are subject to certain restrictions, such as on capital distributions and growth.  The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status.  This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters. The OCC has the authority to require payment and collect payment under the guarantee.  The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2011, Lake Shore Savings met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Lake Shore Savings is a member of the Deposit Insurance Fund, which is administered by the FDIC.  Deposit accounts in the Bank are insured by the FDIC.  In view of the recent economic crisis, the FDIC temporarily increased the general individual deposit insurance available on deposit accounts from $100,000 to $250,000.  The Dodd-Frank Act made that level of coverage permanent.  In addition, pursuant to a provision of the Dodd-Frank Act, certain non-interest-bearing transaction accounts are fully insured regardless of the dollar amount until December 31, 2012.

The FDIC imposes an assessment for deposit insurance on all depository institutions.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky paying lower rates.  Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution’s total assets less tangible capital.  The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking.  The FDIC’s current system represents a change, effective April 1, 2011 and required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In 2009, the FDIC, in response to pressures on the Deposit Insurance Fund caused by bank and savings association failures, required all insured depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The estimated assessments were based on assumptions established by the FDIC, including an assumed 5% annual growth rate and certain assumed assessment rate increases.  That pre-payment, which was due on December 30, 2009 and amounted to $1.4 million for Lake Shore Savings, was recorded as a prepaid expense at December 31, 2009 and is being amortized to expense over three years.  Any unused prepaid assessments would be returned to the institution in June 2013.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long term fund ratio of 2%.

The FDIC has authority to increase insurance assessments.  Any significant increases would have an adverse effect on the operating expenses and results of operations of Lake Shore Savings.  Management cannot predict what assessment rates will be in the future.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2011, the annualized FICO assessment was equal to 0.66 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System.  Lake Shore Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, Lake Shore Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2011, Lake Shore Savings was in compliance with this requirement.

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

●
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the United States financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations require savings banks operating in the United States to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering.  Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

●
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General.  Lake Shore, MHC and Lake Shore Bancorp are savings and loan holding companies within the meaning of the Home Owners’ Loan Act.  As such, Lake Shore, MHC and Lake Shore Bancorp are registered with the Federal Reserve Board (FRB) and are subject to FRB regulations, examinations, supervision and reporting requirements.  In addition, the FRB has enforcement authority over Lake Shore, MHC and Lake Shore Bancorp, and their subsidiaries.  Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  As federal corporations, Lake Shore, MHC and Lake Shore Bancorp are generally not subject to state business organization laws.

The Dodd-Frank Act transferred to the Federal Reserve Board from the OTS the responsibility for regulating, and supervising savings and loan holding companies, effective July 21, 2011.

Permitted Activities.  Pursuant to Section 10(o) of the Home Owners’ Loan Act and FRB regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Lake Shore Bancorp may engage in the following activities:

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

(ix)
any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the FRB, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

(x)	any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and

(xi)
purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the FRB.  If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Lake Shore Bancorp and Lake Shore, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the FRB.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the FRB must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The FRB is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital.  Savings and loan holding companies are not currently subject to regulatory capital requirements.  The Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  That will eliminate from tier 1 capital the inclusion of certain instruments, such as trust preferred securities, that are currently includable for bank holding companies.  Instruments issued by mutual holding companies before May 19, 2010 will be grandfathered.  Bank holding companies of less than $500 million in assets are exempted from the requirements.  It is as yet uncertain as to whether a similar exemption will apply to savings and loan holding companies of similar size.  There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength.  The Dodd-Frank Act extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.  FRB policies also provide that holding companies should pay dividends only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  These policies may affect the ability of a savings and loan holding company to pay dividends or otherwise make capital distribution.

Waivers of Dividends by Lake Shore, MHC.  The Dodd-Frank Act requires federally-chartered mutual holding companies to give the FRB notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like Lake Shore, MHC, the FRB “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009.  Lake Shore, MHC qualifies as a grandfathered mutual holding company.  The Dodd-Frank Act further provides that the FRB may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.  In September 2011, however, the FRB issued an interim final rule that also requires, as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  The FRB has requested comments on the interim final rule, and there can be no assurance that the rule will be amended to eliminate or modify the member vote requirement for dividend waivers by grandfathered mutual holding companies, such as Lake Shore, MHC.  In the past, the FRB generally has not allowed dividend waivers by mutual bank holding companies and, therefore, there can be no assurance that the FRB will approve dividend waivers by Lake Shore, MHC in the future, or what conditions the FRB may place on any dividend waivers.  In 2011, prior to the official release of the interim final rule, Lake Shore, MHC submitted and subsequently received permission from the FRB to waive dividends for the quarters ended September 30, 2011, December 31, 2011 and March 31, 2012.

Conversion of Lake Shore, MHC to Stock Form.  FRB regulations permit Lake Shore, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”).  There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction.  In a Conversion Transaction, a new holding company would be formed as the successor to Lake Shore Bancorp (the “New Holding Company”), Lake Shore, MHC’s corporate existence would end, and certain depositors of Lake Shore Savings would receive the right to subscribe for shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by stockholders other than Lake Shore, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Lake Shore Bancorp immediately prior to the Conversion Transaction.  The total number of shares of common stock held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

Any Conversion Transaction would be subject to approvals by Minority Stockholders and members of Lake Shore, MHC.

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

Item 1A.  Risk Factors.

Risks Related To Our Business

Our loan portfolio includes loans with a higher risk of loss.  We originate commercial real estate loans, commercial business loans, consumer loans, and residential mortgage loans (including home equity loans) primarily within our market area.  Commercial real estate, commercial business, and consumer loans, which comprised in the aggregate 21.8% of our total loan portfolio at December 31, 2011; may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.  These loans also have greater credit risk than residential real estate for the following reasons:

●	Commercial Real Estate Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.
●	Commercial Business Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.
●
Consumer Loans.  Consumer loans (such as personal lines of credit) may or may not be collateralized with assets that provide an adequate source of payment of the loan due to depreciation, damage, or loss.

The economic downturn has resulted in uncertainty in the financial markets in general. Higher prices for businesses and consumers and high unemployment could affect our loan portfolio, if business owners or consumers are not able to make loan payments.  As a result of the economic downturn, we have noticed an increase in our delinquent loans. Any further downturn in the real estate market or our national or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans.

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

Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance for loan losses.  Our provision for loan losses in 2011 was $415,000 and during 2010 increased by $1.9 million in comparison to 2009 primarily due to loan charge-offs. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses.  If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. The high percentage of traditional real estate loans in our loan portfolio has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provision for loan losses.  If we were to further increase the amount of loans in our portfolio other than traditional real estate loans, we may decide to make increased provisions for loan losses.  In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, which may have a material adverse effect on our financial condition and results of operations.

Low demand for real estate loans may lower our profitability.  Making loans secured by real estate, including one-to four-family and commercial real estate, is our primary business and primary source of revenue.  If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans.  Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates.    Interest rates on deposit products have steadily declined at a greater pace than the rate decline on loan products since 2008, resulting in a positive net interest margin during the last three years.  Furthermore, we experienced loan growth during the last three years, especially in the Erie County market area, which resulted in increased net interest income.  However, loan demand slowed down during 2011 and 2010 due to uncertain economic conditions and high unemployment rates, which resulted in static loan interest income. If rates begin to rise, loan demand may continue to be slow, and deposit expenses may increase, which could lower our profitability.

We have opened new branches and expect to open additional new branches in the near future.  Opening new branches reduces our short-term profitability due to one-time fixed expenses coupled with low levels of income earned by the branches until their customer bases are built.  We last opened a new branch in Depew, New York in April 2010.  In addition, we may continue to expand through de novo branching.  The expense associated with building and staffing new branches will significantly increase our non-interest expense, with compensation and occupancy costs constituting the largest amount of increased costs.  Losses are expected from new branches for some time as the expenses associated with it are largely fixed and typically greater than the income earned as a branch builds up its customer base.  Our management has projected that it will take approximately 18 to 24 months for new branches to become profitable after they have opened.  There can be no assurance that our branch expansion strategy will result in increased earnings, or that it will result in increased earnings within a reasonable period of time.  We expect that the success of our branching strategy will depend largely on the ability of our staff to market the deposit and loan products offered by us.  Depending upon locating acceptable sites, as well as the economic environment and projected demand in targeted market areas, we anticipate opening one or two branches every 12 to 24 months.

The results of our operations may be adversely affected if asset valuations cause other-than-temporary impairment charges.    In 2011, the Company determined that its investment in common stock of a small, local payment processing company was other than temporary impaired and had a non-cash, pre-tax, impairment charge of $500,000.  We may be required to record future impairment charges on our investment securities or other assets if they suffer declines in value that are considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio or other assets in future periods. If an impairment charge is significant enough it could have a material adverse effect on the Company’s liquidity, its ability to pay dividends to shareholders, and its regulatory capital ratios.

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

Our earnings may be adversely impacted by a decrease in interest rates on residential mortgage loans.  Low rates on these loan products may result in an increase in prepayments, as borrowers refinance their loans.  If we cannot re-invest the funds received from prepayments at a comparable spread, net interest income could be reduced.  Also, in a falling interest rate environment, certain categories of deposits may reach a point where market forces prevent further reduction in interest paid on those products.  The net effect of these circumstances is reduced net interest income and possibly net interest rate spread.  As rates rise, we expect loan applications to decrease, prepayment speeds to slowdown and the interest rate on our loan portfolio to remain static. Furthermore, interest rates on short term liabilities, such as time deposits and borrowings will rise resulting in increased interest expense. A majority of our long term assets in our loan portfolio are fixed rate loans.  Therefore, in an increasing rate environment, our interest income may remain static while the yields paid on our deposits and borrowings increase causing a narrowing of our net interest rate spread and a decrease in our earnings.

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

Our information systems may experience an interruption or breach in security.  We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer accounts, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be adequately addressed.  Additionally, we outsource our data processing to third parties. If the third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations. Furthermore, breaches of such third party’s technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own. Fraud attacks targeting customer-controlled devices, plastic payment card terminals, and merchant data collection points provide another source of potential loss, again through no fault of our own. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for exposures that are insurable. The Company regularly tests internal controls to ensure that they are appropriate and functioning as designed.

We continually encounter technological change.  The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on us.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits.  Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), requires us to evaluate our internal control over financial reporting and provide an annual management report on our internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting.  If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

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

Risks Related To Recent Developments And The Banking Industry Generally

Financial reform legislation enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which has significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required Lake Shore Savings to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks), effective July 21, 2011. The Dodd-Frank Act also authorized the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Lake Shore, MHC, and Lake Shore Bancorp, in addition to bank holding companies which it currently regulates, effective July 21, 2011.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for depository holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Savings and loan holding companies are subject to a five year transition period before the holding company capital requirement will apply.  The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months of the enactment of the Dodd-Frank Act that takes into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Lake Shore Savings, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorney generals the ability to enforce applicable federal consumer protection laws.

The legislation also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Effective April 2011, assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to depository holding company executives, regardless of whether the company is publicly traded or not.  Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

It is difficult to predict at this time what effect the new legislation and implementing regulations will have on community banks with regard to the lending and credit practices of such banks.  Moreover, the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance costs.

Our business may be adversely affected by conditions in the financial services industry and U.S. and global credit markets. Beginning in the latter half of 2007 and continuing through 2011, negative developments in the capital markets and the economic recession have resulted in uncertainty in the financial markets in general. Although there are some indicators of improving economic conditions, there can be no assurance that such conditions will continue to improve and it is also possible that conditions will again deteriorate.  Factors such as consumer spending, business investment, government spending and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for deposits has increased significantly due to liquidity concerns at many of these same institutions. In an economic environment characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets.

Dramatic declines in the housing market over the past four years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions.  These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  The resulting economic pressure on consumers and lack of confidence in the financial markets may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses.

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

The Dodd-Frank Act’s elimination of the OTS may adversely affect Lake Shore, MHC’s ability to waive dividends, which would adversely affect our ability to pay dividends and the value of our common stock. The value of the Company’s common stock is significantly affected by our ability to pay dividends to our public shareholders.  The Company’s ability to pay dividends to our shareholders is subject to the ability of the Bank to make capital distributions to the Company, and also to the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends.  Moreover, our ability to pay dividends and the amount of such dividends is affected by the ability of Lake Shore, MHC, our mutual holding company, to waive the receipt of dividends declared by the Company.  Lake Shore, MHC currently waives its right to receive most of its dividends on its shares of the Company, which means that the Company has more cash resources to pay dividends to our public stockholders than if Lake Shore, MHC accepted such dividends.  Lake Shore, MHC is required to obtain Federal Reserve Board approval before it may waive its receipt of dividends, and the current dividend waiver approval is effective through the quarter ending March 31, 2012.

The Dodd-Frank Act requires federally-chartered mutual holding companies to give the Federal Reserve Board notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like Lake Shore, MHC, the Federal Reserve Board “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009. The Dodd-Frank Act further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.  In September 2011, however, the Federal Reserve Board issued an interim final rule that also requires as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  The Federal Reserve Board has requested comments on the interim final rule, and there can be no assurance that the rule will be amended to eliminate or modify the member vote requirement for dividend waivers by grandfathered mutual holding companies, such as Lake Shore, MHC.  In the past, the Federal Reserve Board generally has not allowed dividend waivers by mutual bank holding companies and, therefore, there can be no assurance that the Federal Reserve Board will approve dividend waivers by Lake Shore, MHC in the future, or what conditions the Federal Reserve Board may place on any dividend waivers.

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

Our local economy may affect our future growth possibilities.  Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our current market area, which is primarily located in Chautauqua County, New York and Erie County, New York.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations.    If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected. A continued weak economy could lead to a deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business.   Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.

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

Item 1B.  Unresolved Staff Comments.

                 None.

Item 2.  Properties.

We conduct our business through our corporate headquarters, administrative offices, and ten branch offices.  At December 31, 2011, the net book value of the computer equipment and other furniture, fixtures, and equipment at our offices totaled $917,000. For more information, see Note 6 and Note 10 in the Notes to our Consolidated Financial Statements.

Location	Leased or Owned	Original Date Acquired	Net Book Value December 31, 2011
	(Dollars in thousands)
Corporate Headquarters
31 East Fourth Street Dunkirk, NY 14048	Owned	2003	$912

Branch Offices:

Chautauqua County branches
128 East Fourth Street Dunkirk, NY 14048	Owned/Leased(1)	1930	820
30 East Main Street Fredonia, NY 14063	Owned	1996	685
1 Green Avenue Lakewood, NY 14701	Owned/Leased(2)	1996	629
115 East Fourth Street Jamestown, NY 14701	Owned	1997	387
106 East Main Street Westfield, NY 14787	Owned/Leased(3)	1998	200
Erie County branches
5751 Transit Road East Amherst, NY 14051	Owned	2003	1,078
3111 Union Road Orchard Park, NY 14127	Leased(4)	2003	337
59 Main Street Hamburg, NY 14075	Leased(5)	2005	917
3438 Delaware Avenue Kenmore, NY 14217	Owned	2008	1,201
570 Dick Road Depew, NY 14043	Leased(6)	2009	104
Administrative Offices:
125 East Fourth Street Dunkirk, NY 14048	Owned	1995	195
123 East Fourth Street Dunkirk, NY 14048	Owned	1995	88
415 Washington Avenue Dunkirk, NY 14048	Owned	2010	60

(1)	The building is owned. Additional parking lot is leased. The lease expires in 2014.
(2)	The building is owned. The land is leased. The lease expires in 2015.
(3)	The building is owned. Additional parking lot is leased. The lease expires in 2013.
(4)	The lease expires in 2017.
(5)	The lease expires in 2028.
(6)	The lease expires in 2019.

Item 3. Legal Proceedings.

At December 31, 2011, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Lake Shore Bancorp, Inc. common stock trades on the Nasdaq Global Market under the symbol “LSBK”.  The table below shows the reported high and low sales prices of the common stock during the periods indicated.

	Sales Price		Dividend Information
Period	High	Low	Amount per Share	Date of Payment

2010
First Quarter	$8.30	$7.60	$0.06	February 23, 2010
Second Quarter	8.50	7.52	0.06	May 24, 2010
Third Quarter	8.50	7.76	0.06	August 24, 2010
Fourth Quarter	9.25	7.95	0.06	November 22, 2010

2011
First Quarter	$14.00	$8.80	$0.07	February 22, 2011
Second Quarter	11.00	10.00	0.07	May 24, 2011
Third Quarter	10.50	8.44	0.07	September 22, 2011
Fourth Quarter	9.85	9.02	0.07	November 22, 2011

The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend, dependent upon our earnings, financial condition and other relevant factors. Refer to Part I, Item 1. “Business – Supervision and Regulation – Holding Company Regulation” and Part I, Item 1a. “Risk Factors – Risks Related to Recent Developments and The Banking Industry Generally” above for information on the possible restriction of dividend payments and MHC dividend waivers.

As of March 26, 2012 there were approximately 1,200 record holders of Lake Shore Bancorp, Inc. common stock.

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended December 31, 2011:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2011 through October 31, 2011	-	-	-	91,510
November 1, 2011 through November 30, 2011	-	-	-	91,510
December 1, 2011 through December 31, 2011	-	-	-	91,510
Total	-	-	-	91,510

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

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Selected financial condition data:
Total assets	$488,597	$479,047	$425,656	$407,833	$357,801
Loans, net	275,068	263,031	259,174	240,463	218,711
Securities available for sale	164,165	153,924	118,381	112,863	105,922
Federal Home Loan Bank stock	2,219	2,401	2,535	2,890	3,081
Total cash and cash equivalents	23,704	33,514	22,064	29,038	10,091
Total deposits	379,798	375,785	318,414	293,248	240,828
Short-term borrowings	6,910	5,000	6,850	5,500	18,505
Long-term debt	27,230	34,160	36,150	46,460	37,940
Total stockholders’ equity	63,947	55,210	55,446	54,228	53,465
Allowance for loan losses	1,366	953	1,564	1,476	1,226
Non-performing loans	2,798	2,341	1,677	1,651	1,644
Non-performing assets	3,113	2,645	1,999	1,699	1,705

	For the year ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Selected operating data:
Interest income	$20,765	$19,926	$19,693	$19,983	$18,622
Interest expense	5,636	6,316	7,929	8,778	9,133
Net interest income	15,129	13,610	11,764	11,205	9,489
Provision for loan losses	415	2,115	265	391	105
Net interest income after provision for loan losses	14,714	11,495	11,499	10,814	9,384
Total non-interest income	1,666	3,454	2,415	600	2,002
Total non-interest expense	11,307	11,533	11,035	9,602	9,118
Income before income taxes	5,073	3,416	2,879	1,812	2,268
Income taxes	1,393	373	718	342	451
Net income	$3,680	$3,043	$2,161	$1,470	$1,817
Basic and diluted earnings per common share	$0.65	$0.53	$0.37	$0.24	$0.29
Dividends declared per share	$0.28	$0.24	$0.20	$0.19	$0.13

	At or for the year ended December 31,
	2011	2010	2009	2008	2007
Selected financial ratios and other data

Performance ratios:
Return on average assets	0.76%	0.67%	0.52%	0.39%	0.52%
Return on average equity	6.15%	5.32%	3.93%	2.76%	3.39%
Dividend payout ratio(1)	43.08%	45.28%	54.05%	79.17%	44.83%
Interest rate spread(2)	3.14%	2.98%	2.70%	2.75%	2.42%
Net interest margin(3)	3.34%	3.21%	3.03%	3.19%	2.92%
Efficiency ratio(4)	67.32%	67.59%	77.83%	81.34%	79.35%
Non-interest expense to average total assets	2.34%	2.54%	2.65%	2.53%	2.60%
Average interest-earning assets to average interest-bearing liabilities	116.58%	115.39%	116.16%	117.53%	117.94%

Capital ratios:
Total risk-based capital to risk weighted assets(5)	21.81%	20.44%	20.33%	21.78%	23.72%
Tier 1 risk-based capital to risk weighted assets(5)	21.27%	20.05%	19.95%	21.35%	22.90%
Tangible capital to tangible assets(5)	11.18%	10.28%	10.85%	11.20%	12.28%
Tier 1 leverage (core) capital to adjustable tangible assets(5)	11.18%	10.28%	10.85%	11.20%	12.28%
Equity to total assets	13.09%	11.52%	13.03%	13.30%	14.94%

Asset quality ratios:
Non-performing loans as a percent of total net loans	1.02%	0.89%	0.65%	0.69%	0.75%
Non-performing assets as a percent of total assets	0.64%	0.55%	0.47%	0.42%	0.48%
Allowance for loan losses as a percent of total net loans	0.50%	0.36%	0.60%	0.61%	0.56%
Allowance for loan losses as a percent of non-performing loans	48.82%	40.71%	93.26%	89.40%	74.57%

Other data:
Number of full service offices	10	10	9	9	8

(1)	Represents dividends declared per share as a percent of earnings per share.
(2)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(3)	Represents the net interest income as a percent of average interest-earning assets for the year.
(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(5)
Represents the capital ratios of Lake Shore Savings Bank since Lake Shore Bancorp, Inc., as a savings and loan holding company, is not currently subject to formula-based requirements at the holding company level.

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

General

Our results of operations depend primarily on our net interest income, which is the difference between the interest income we earn on loans and investments and the interest expense we pay on deposits and other interest-bearing liabilities.  Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on these balances.

Our operations are also affected by non-interest income, such as service fees and gains and losses on the sales of securities and loans, our provision for loan losses and non-interest expenses which include salaries and employee benefits, occupancy and equipment costs, professional fees and other general and administrative expenses.

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government.  Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability.  Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions.  Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area.  Despite the fact that the Western New York market area has been economically stagnant, we have more than doubled our asset size since December 31, 2000.

Beginning in the latter half of 2007 and to a certain extent continuing into 2011, there were a number of unprecedented developments in the capital and credit markets.  While the recession is officially over, continued weakness in the housing markets and high unemployment remain.  These weaknesses can have a negative effect on a bank’s earnings and liquidity.  The Federal Reserve is still actively working on keeping interest rates at very low levels.  The Fed Funds rate has remained at 0.00%-0.25% for the last three years.  The Federal Reserve recently started to become more open and transparent in regards to the discussions held in their meetings, resulting in recent indications that the Fed Funds rate will remain low and will not increase until 2014, a year longer than previously anticipated.

As discussed further above in Part I, Item 1 “Business - Supervision and Regulation”, since October 2008, numerous legislative actions, including the recently passed Dodd-Frank Act, have been taken in response to the financial crisis affecting the banking system and financial markets.    While we do not know all the possible outcomes from these initiatives, we can anticipate that the Company will need to dedicate more resources to ensure compliance with the new legislation, which may impact profitability.  There can be no assurance as to the actual impact any governmental program will have on the financial markets or our financial condition and results of operations.  We remain active in monitoring these developments and supporting the interests of our shareholders.

Management Strategy

Our Reputation.  Our primary management strategy has been to retain our perceived image as one of the most respected and recognized community banks in Western New York with over 120 years of service to our community.  Our management strives to accomplish this goal by continuing to emphasize our high quality customer service and financial strength.

Branching.  In April 2010, we opened our newest branch office in Depew, New York.  This is our fifth branch in Erie County, New York and our tenth overall.   This office had generated deposits of $23.6 million as of December 31, 2011. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield in Chautauqua County, New York and in Depew, East Amherst, Hamburg, Kenmore and Orchard Park in Erie County, New York.  Saturation of the market in Chautauqua County led to our expansion plan in Erie County which is a critical component of our future profitability and growth. An important strategic objective is to continue to evaluate the technology supporting our customer service. We are committed to making investments in technology and we believe that it represents an effecient way to deploy a portion of our capital. To this end, the Company has developed a five year plan for implementation of cost effective and effecient digital services to meet our customer's technology needs, to focus on attracting new customers, and to improve our operational effeciencies. Although we remain committed to expanding our retail branch footprint whenever  it makes economic sense, we will be concentrating our near term efforts on developing "clicks" instead of "bricks."

Our People.  A large part of our success is related to customer service and customer satisfaction.  Having employees who understand and value our clientele and their business is a key component to our success.  We believe that our present staff is one of our competitive strengths and thus the retention of such persons and our ability to continue to attract quality personnel is a high priority.

Residential Mortgage and Other Lending.  Historically, our lending portfolio has been composed predominantly of residential one-to four-family mortgage loans.  At December 31, 2011 and 2010, we held $182.9 million and $183.9 million of residential one-to four-family mortgage loans, respectively, which constituted 66.8% and 70.3% of our total loan portfolio, at such respective dates. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At December 31, 2011 and December 31, 2010, our commercial real estate loan portfolio consisted of loans totaling $44.8 million and $33.8 million respectively, or 16.4% and 12.9%, respectively, of total loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At December 31, 2011 and December 31, 2010, our commercial loan portfolio consisted of loans totaling $12.9 million and $10.4 million, respectively, or 4.7% and 4.0%, respectively, of total loans. Other loan products offered to our customers include home equity loans and lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. We may sell one-to four-family residential mortgage loans in the future as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate. We typically retain servicing rights when we sell one-to four-family residential mortgage loans. One- to four-family residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

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

At December 31, 2011 and 2010, we had $164.2 million and $156.3 million, respectively, invested in securities available for sale, the majority of which are agency mortgage-backed securities, agency collateralized mortgage obligation securities (“CMOs”) and municipal securities.

Asset-Liability Strategy.  As stated above, our business consists primarily of originating one-to four-family residential mortgage loans secured by property in our market area and investing in residential mortgage-backed securities, CMOs and U.S. Agency securities.  Typically, one-to four-family residential mortgage loans involve a lower degree of risk and carry a lower yield than commercial real estate and commercial business loans.  Our loans are primarily funded by time deposits and savings accounts.  This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities will mature or reprice more quickly than our interest-earning assets in a rising rate environment.  Although we plan to continue to originate one-to four-family residential mortgage loans going forward, we have been and intend to continue to increase our focus on the origination of commercial real estate loans and commercial business loans, which generally provide higher returns and have shorter durations than one-to four-family residential mortgage loans.  Furthermore, our strategy involves improving our funding mix by increasing our core deposits in order to help reduce and control our cost of funds.  We value core deposits because they represent longer-term customer relationships and lower cost of funds.  As part of our strategy to expand our commercial loan portfolio, we expect to attract lower cost core deposits as part of these borrower relationships.  We offer competitive rates on a variety of deposit products to meet the needs of our customers and we promote long term deposits, where possible, to meet asset-liability goals.

We are actively involved in managing our balance sheet through the direction of our asset-liability committee and the assistance of a third party advisor.  Recent economic conditions have underscored the importance of a strong balance sheet.  We strive to achieve this through managing our interest rate risk and maintaining strong capital levels, putting aside adequate loan loss reserves and keeping liquid assets on hand.  Diversifying our asset mix not only improves net interest margin but also reduces the exposure of our net interest income and earnings to interest rate risk.  We will continue to manage our interest rate risk by diversifying the type and maturity of our assets in our loan and investment portfolios and monitoring the maturities in our deposit portfolio and borrowing facilities.

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

Management also considers the accounting policy relating to the impairment of investments to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the consolidated results of income.  The credit portion of a decline in the fair market value of investments below cost deemed to be an other-than-temporary impairment (“OTTI”) may be charged to earnings resulting in the establishment of a new cost basis for an asset.  Management continually reviews the current value of its investments for evidence of OTTI.  Refer to Notes 3 and 7 of the Notes to Consolidated Financial Statements for more information on OTTI.

These critical policies and their application are reviewed periodically by our Audit Committee and our Board of Directors.  All accounting policies are important, and as such, we encourage the reader to review each of the policies included in the notes to the Consolidated Financial Statements to better understand how our financial performance is reported.

Other than Temporary Impairment on Investment

During the fourth quarter of 2011, a $500,000 OTTI write-down was recorded by the Company on an investment made in the common stock of a small, local payment processing company during 2007 and 2008. During the fourth quarter of 2011, management concluded that there was substantial doubt about the ability of this entity to perform as expected in accordance with its original business plan by which the decision was made to invest in the company. This conclusion was reached through discussion with the entity’s owners and review of the entity’s operations and financial statements. Management determined that the entity’s cash flows and equity position was significantly limited by lack of capital or revenue, making it difficult to generate and solicit new business opportunities. Furthermore, management noted a significant deterioration in the business prospects of the entity as certain deals, capital infusions, loans, grants or partnerships were not materializing as expected. Refer to Note 7 of the Notes to Consolidated Financial Statements for more information on OTTI.

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

Average Balances, Interest and Average Yields.  The following table sets forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the years indicated.  Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented.  Average balances are derived from daily balances over the years indicated.  The average balances for loans are net of allowance for loan losses, but include non-accrual loans.  Interest income on securities does not include a tax equivalent adjustment for bank qualified municipals.

	For the Year ended December 31, 2011			For the Year ended December 31, 2010			For the Year ended December 31, 2009
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$19,397	$32	0.16%	$26,130	$56	0.21%	$18,413	$102	0.55%
Securities	162,691	6,307	3.88%	139,942	5,922	4.23%	118,938	5,533	4.65%
Loans	270,697	14,426	5.33%	258,150	13,948	5.40%	250,846	14,058	5.60%
Total interest-earning assets	452,785	$20,765	4.59%	424,222	$19,926	4.70%	388,197	$19,693	5.07%

Other assets	31,006			30,714			28,068
Total assets	$483,791			$454,936			$416,265

Interest-bearing liabilities:
Demand and NOW accounts	$40,403	$65	0.16%	$39,735	$74	0.19%	$37,581	$71	0.19%
Money market accounts	50,721	277	0.55%	44,137	297	0.67%	28,765	221	0.77%
Savings accounts	34,112	68	0.20%	31,434	83	0.26%	29,577	86	0.29%
Time deposits	225,029	4,174	1.85%	206,977	4,320	2.09%	189,066	5,667	3.00%
Borrowed funds	36,856	941	2.55%	44,050	1,428	3.24%	47,860	1,768	3.69%
Other interest-bearing liabilities	1,264	111	8.78%	1,304	114	8.74%	1,339	116	8.66%
Total interest bearing liabilities	388,385	5,636	1.45%	367,637	6,316	1.72%	334,188	7,929	2.37%
Other non-interest bearing liabilities	35,590			30,135			27,141
Stockholders’ equity	59,816			57,164			54,936
Total liabilities and stockholders’ equity	$483,791			$454,936			$416,265

Net interest income		$15,129			$13,610			$11,764
Interest rate spread			3.14%			2.98%			2.70%

Net interest margin			3.34%			3.21%			3.03%

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

	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010			Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest earning deposits and federal funds sold	$(11)	$(13)	$(24)	$(78)	$32	$(46)
Securities	(524)	909	385	(530)	919	389
Loans	(193)	671	478	(513)	403	(110)
Total interest-earning assets	(728)	1,567	839	(1,121)	1,354	233

Interest-bearing liabilities:
Demand and NOW accounts	(10)	1	(9)	(1)	4	3
Money market accounts	(61)	41	(20)	(30)	106	76
Savings accounts	(22)	7	(15)	(8)	5	(3)
Time deposits	(504)	358	(146)	(1,845)	498	(1,347)
Total deposits	(597)	407	(190)	(1,884)	613	(1,271)

Other interest-bearing liabilities:
Borrowed funds and other	(274)	(216)	(490)	(205)	(137)	(342)

Total interest-bearing liabilities	(871)	191	(680)	(2,089)	476	(1,613)

Net change in net interest income	$143	$1,376	$1,519	$968	$878	$1,846

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Total assets at December 31, 2011 were $488.6 million, an increase of $9.6 million, or 2.0%, from $479.0 million at December 31, 2010.  The increase in total assets was primarily due to a $12.0 million increase in loans receivable, net and a $10.2 million increase in securities available for sale partially offset by a $9.8 million decrease in cash and cash equivalents and a $2.7 million decrease in other assets.

Cash and cash equivalents decreased by $9.8 million, or 29.3%, from $33.5 million at December 31, 2010 to $23.7 million at December 31, 2011.  The decrease was primarily attributed to the utilization of $10.9 million of interest earning deposits to fund loan originations and the purchase of securities available for sale.  The decrease was partially offset by a $574,000 increase in cash and due from banks and a $565,000 increase in federal funds sold.

Securities available for sale increased by $10.2 million, or 6.7%, to $164.2 million at December 31, 2011 compared to $153.9 million at December 31, 2010.  During the year ended December 31, 2011, the Company purchased $30.2 million of available for sale securities, including mortgage-backed securities, municipal bonds and U.S. Treasury bonds. During the same period, $24.3 million was received in paydowns on securities, $4.7 million was received on the sale of municipal bonds and unrealized mark to market gains earned before taxes was approximately $9.1 million.

Loans receivable, net increased during the year between December 31, 2011 and December 31, 2010 as shown in the table below:

	At	At	Change
	December 31, 2011	December 31, 2010	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$182,922	$183,929	$(1,007)	(0.5)%
Home equity	30,671	30,613	58	0.2%
Commercial	44,776	33,782	10,994	32.5%
Construction	519	616	(97)	(15.7)%
Total Real Estate Loans	258,888	248,940	9,948	4.0%

Other Loans:
Commercial	12,911	10,360	2,551	24.6%
Consumer	1,948	2,224	(276)	(12.4)%

Total Gross Loans	273,747	261,524	12,223	4.7%
Allowance for loan losses	(1,366)	(953)	(413)	(43.3)%
Net deferred loan costs	2,687	2,460	227	9.2%
Loans receivable, net	$275,068	$263,031	$12,037	4.6%

The increase in loans receivable, net was primarily due to an increase in commercial real estate loans and commercial loans, partially offset by a decrease in residential, one-to four-family real estate loans.  During 2011, we strategically focused on increasing our commercial real estate and commercial portfolios to take advantage of the opportunities available in our market area. The decrease in residential, one-to four-family real estate loans was primarily due to the decision made by the Bank not to match lower competitor rates during 2011 in an effort to avoid increased interest rate risk.

Other assets decreased by $2.7 million, or 62.3%, to $1.6 million as of December 31, 2011 in comparison to $4.3 million at December 31, 2010. The decrease was primarily due to a $1.2 million decrease in deferred tax assets as a result of a $9.1 million increase in unrealized mark to market gains on the available for sale securities portfolio. The decrease was also due to the receipt of a $600,000 refund  on estimated federal income tax payments made during 2010. The tax refund resulted from payments being made prior to the charge off of $2.6 million in impaired loans during the third quarter of 2010. The decrease was also due to a $500,000 write-down, which represented the entire investment made by the Company in common stock of a small, local payment processing company, during the fourth quarter of 2011.

The table below shows changes in deposit volume by type of deposit between December 31, 2011 and December 31, 2010:

	At	At	Change
	December 31, 2011	December 31, 2010	$	%
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$27,429	$22,986	$4,443	19.3%
Interest bearing	40,649	41,971	(1,322)	(3.2)%
Money market	58,157	47,815	10,342	21.6%
Savings	33,676	32,126	1,550	4.8%
Time deposits	219,887	230,887	(11,000)	(4.8)%

Total Deposits	$379,798	$375,785	$4,013	1.1%

The growth in non-interest bearing demand deposits as well as the growth in money market and savings accounts, was the result of the Company’s continued strategic focus on attracting commercial deposit relationships and growing core deposits among its retail customers.  The decrease in time deposits was a result of the Company’s decision to not match unreasonable interest rates being offered by competitors in our market area in an effort to maintain our net interest margin.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $5.0 million, or 12.8%, from $39.2 million at December 31, 2010 to $34.1 million at December 31, 2011.  Short-term borrowings increased $1.9 million, or 38.2%, from $5.0 million at December 31, 2010 to $6.9 million at December 31, 2011.  Long-term borrowings decreased by $6.9 million, or 25.4%, from $34.2 million at December 31, 2010 to $27.2 million at December 31, 2011. As long-term debt matured, the Company paid off $5.0 million of such debt in order to reduce interest expense, and the remaining proceeds were transferred into short-term borrowings to take advantage of lower interest rates.

Total stockholders’ equity increased by $8.7 million, or 15.8%, from $55.2 million at December 31, 2010 to $63.9 million at December 31, 2011.  The increase in total stockholders’ equity was primarily due to a $5.6 million increase in net unrealized gains on the Company’s available for sale securities portfolio and $3.7 million in net income for the year ended December 31, 2011, partially offset by $647,000 in cash dividends paid and $169,000 of treasury stock repurchases.

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010

General. Net income was $3.7 million for the year ended December 31, 2011, or $0.65 per diluted share, an increase of 20.9%, compared to net income of $3.0 million, or $0.53 per diluted share, for the year ended December 31, 2010.  The increase in net income was primarily due to a $1.5 million increase in net interest income, a $1.7 million decrease in the provision for loan losses and a $226,000 decrease in non-interest expenses, partially offset by a $1.8 million decrease in non-interest income and a $1.0 million increase in income tax expense.

Net Interest Income. Net interest income increased by $1.5 million, or 11.2%, to $15.1 million for the year ended December 31, 2011 compared to the year ended December 31, 2010.  Interest income increased by $839,000 and interest expense decreased by $680,000 for the year ended December 31, 2011 when compared to the year ended December 31, 2010.  Interest rate spread and net interest margin were 3.14% and 3.34%, respectively, for the year ended December 31, 2011 compared to 2.98% and 3.21%, respectively, for the year ended December 31, 2010.

Interest Income. Interest income increased by $839,000, or 4.2%, from $19.9 million for the year ended December 31, 2010 to $20.8 million for the year ended December 31, 2011.  Loan interest income increased $478,000, or 3.4%, to $14.4 million for the year ended December 31, 2011 compared to $13.9 million for the year ended December 31, 2010, due to a $12.5 million increase in average loans receivable in 2011 to $270.7 million.  The increase in the average balance of loans outstanding was primarily due to an increase in commercial real estate loans and commercial loans. Loan interest income was affected by the current low interest rate environment, as shown by the decrease in the average yield on the loan portfolio from 5.40% for the year ended December 31, 2010 to 5.33% for 2011.  Investment income increased by $385,000, or 6.5%, from $5.9 million for the year ended December 31, 2010 to $6.3 million for the year ended December 31, 2011. The investment portfolio had an average balance of $162.7 million and an average yield of 3.88% for the year ended December 31, 2011 compared to an average balance of $139.9 million and an average yield of 4.23% for the year ended December 31, 2010. The average balance of the investment portfolio increased due to the excess liquidity resulting from average deposit growth primarily in our Erie County branches. The average yield on the investment portfolio decreased due to the current low interest rate environment.  Other interest income decreased $24,000, or 42.9%, from $56,000 for the year ended December 31, 2010 to $32,000 for the year ended December 31, 2011. The average balance in other interest-earning deposits and federal funds sold decreased $6.7 million, or 25.8%, to $19.4 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, as the cash funds were used to originate loans, purchase investments, or pay down borrowings. The average yield on other interest-earning deposits and federal funds sold decreased from 0.21% for the year ended December 31, 2010 to 0.16% for the year ended December 31, 2011.

Interest Expense. Interest expense decreased by $680,000, or 10.8%, from $6.3 million for the year ended December 31, 2010 to $5.6 million for the year ended December 31, 2011.  The interest expense paid on deposits decreased by $190,000, or 4.0%, to $4.6 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The average balance on deposits for the year ended December 31, 2011 was $350.3 million and the average rate paid on deposits was 1.31% compared to an average balance of $322.3 million and an average rate paid on deposits of 1.48% for the year ended December 31, 2010. The decrease in the average rate paid on deposits was due to the continued low interest rate environment in 2011. The increase in the average balance of deposits was primarily due to growth in our Erie County branches. The interest expense related to advances from the FHLBNY decreased $487,000, or 34.1%, to $941,000 for the year ended December 31, 2011 when compared to 2010. This decrease was due to a $7.2 million decrease in average FHLBNY advance balances and a 69 basis point decrease in the average rate paid when comparing the year ended December 31, 2011 with the year ended December 31, 2010. The decrease in the average advance balance was a result of the Company’s decision to utilize excess cash obtained through deposit growth  to pay down borrowings. The low interest rate environment caused the average rate paid on borrowings to decrease.

Provision for Loan Losses.  Provision for loan losses during the year ended December 31, 2011 was $415,000 compared to $2.1 million for the year ended December 31, 2010. The decrease in the provision for loan losses in 2011 was due to a charge-off of $2.6 million on three commercial loans to one borrower which necessitated an increase to the provision in 2010. Our credit quality remains strong, as nonperforming loans have remained steady at $2.8 million and $2.3 million at December 31, 2011 and 2010, respectively, despite a $12.5 million increase in average loans outstanding for the year ended December 31, 2011 when compared to 2010. Net charge-offs in 2011 have remained low at $2,000 for the year ended December 31, 2011 compared to $2.7 million for the year ended December 31, 2010. Upon review of the environmental factors relating to the commercial real estate loans and commercial loans during 2011, management determined that a $199,000 provision for loan losses was necessary due to the increase in the commercial loan portfolio and the standard risks presented by the inherent nature of these types of loans. Management also recorded an additional $170,000 in provision for loan losses due to specific commercial real estate or commercial loans that had become classified loans or had been downgraded due to certain factors, such as delinquency during 2011. Management also recorded an additional $46,000 in provision for loan losses due to specific residential mortgage loans, home equity loans and consumer loans that had become classified loans or had been downgraded due to certain factors, such as delinquency, during 2011.

Non-interest Income.  Non-interest income decreased $1.8 million, or 51.8%, from $3.5 million for the year ended December 31, 2010 to $1.7 million for the year ended December 31, 2011. The decrease in non-interest income was primarily due to a $1.1 million gain recorded on the sale of securities available for sale during the third quarter of 2010. In the third quarter of 2010, we sold one treasury security to take advantage of gains in market value at that time. We also sold 15 municipal bond securities that were set to mature between 2014 and 2016 for a gain and reinvested the proceeds in longer term municipal bond securities, to take advantage of the positively sloped yield curve and increase interest income. In addition, we sold two mortgage backed securities for a loss because they had experienced severe price declines and presented increased credit risk to our investment portfolio.

A $500,000 OTTI write-down was recorded by the Company during the fourth quarter of 2011 on an investment made in the common stock of a small, local payment processing company. During the fourth quarter of 2011, management concluded that there was substantial doubt about the ability of this entity to perform as expected in accordance with its original business plan by which the decision was made to invest in the company. This conclusion was reached through discussion with the entity’s management and review of the entity’s operations and financial statements. Management determined that the entity’s cash flows and equity position was significantly limited by lack of capital or revenue, making it difficult to generate and solicit new business opportunities. Furthermore, management noted a significant deterioration in the business prospects of the entity as certain deals, capital infusions, loans, grants or partnerships were not materializing as expected.

Service charges and fees also decreased by $160,000, or 8.6%, to $1.7 million for the year ended December 31, 2011 when compared to the year ended December 31, 2010. The decrease in service charges and fees was related to the federal regulations enacted during the third quarter of 2010, which require expanded disclosure of overdraft fees and allowed customers to “opt out” of these types of fees.

Non-interest Expenses. Non-interest expense decreased by $226,000, or 2.0%, to $11.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease was primarily due to a decrease in salary and employee benefits of $205,000, or 3.4%, for the year ended December 31, 2011 compared to 2010, primarily due to the retirement of our former President and Chief Executive Officer in 2011. FDIC insurance decreased $183,000, or 36.5%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 as a result of the new insurance premium calculation methodology that the FDIC enacted in accordance with the Dodd-Frank Act, which became effective on April 1, 2011. These decreases were partially offset by an increase in occupancy and equipment expenses of $127,000, or 7.7%, for the year ended December 31, 2011 compared to 2010 primarily due to increased maintenance costs and higher depreciation expenses associated with renovations to the Company’s headquarters completed during 2010. Advertising expenses decreased $66,000, or 15.8%, from $419,000 for the year ended December 31, 2010 to $353,000 for the year ended December 31, 2011. In 2010, we had increased marketing costs associated with the opening of the Depew branch and for a new general advertising campaign.  Other expenses increased $90,000, or 9.6%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to increased donations made by the Company and increased employee training costs.

Income Taxes Expense.  Income tax expense increased by $1.0 million from $373,000 for the year ended December 31, 2010 to $1.4 million for the year ended December 31, 2011. The increase was primarily due to an increase in income during 2011 along with the fourth quarter 2011 one-time tax expense of $193,000 for a deferred tax valuation allowance combined with the 2010 recognition of a $399,000 one-time tax benefit related to a change in New York State bank franchise tax law all of which caused our effective tax rate to increase to 27.5% for the year ended December 31, 2011, compared to 10.9% for the year ended December 31, 2010. The deferred tax valuation allowance of $193,000 was based on management’s belief that it is more likely than not that the Company will not generate sufficient taxable income of the appropriate character to realize the benefits of the deductible losses related to the $500,000 OTTI charge-off which occurred in the fourth quarter of 2011.  The tax benefit from 2010 was related to a change in tax law which conformed the bad debt deduction allowed under New York State bank franchise tax law to that allowed for Federal income tax purposes. In addition, the 2010 change no longer required a thrift institution to recapture its New York tax bad debt reserves accumulated in prior years. Because of this 2010 change in tax law, the deferred tax liability previously recognized in prior years was reversed resulting in a one-time tax benefit of $399,000. Without the one-time tax effects for 2011 and 2010, our effective tax rate would have been 24.4% and 22.6% for the years ended December 31, 2011 and December 31, 2010, respectively.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest earning deposits at other financial institutions and funds provided from operations.  We have a written agreement with the Federal Home Loan Bank of New York, which allows us to borrow up to $130.4 million as of December 31, 2011, and is collateralized by a pledge of our mortgage loans.  At December 31, 2011, we had outstanding advances under this agreement of $34.1 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was $10.0 million as of December 31, 2011. There were no balances outstanding with the Federal Reserve Bank at December 31, 2011.  In 2011, we established a line of credit with M&T Bank for $7.0 million, of which $5.0 million is unsecured and the remaining $2.0 million is secured by a pledge of our securities. There were no borrowings on this line as of December 31, 2011.

     Historically, loan repayments and maturing investment securities were a relatively predictable source of funds.  However, in light of the current economic environment, there are now more risks related to loan repayments and the valuation and maturity of investment securities.  In addition, deposit flows, calls of investment securities, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace.  These factors and the current economic environment reduce the predictability of the timing of these sources of funds.

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the year ended December 31, 2011, we originated loans of approximately $58.3 million in comparison to approximately $55.0 million of loans originated during the year ended December 31, 2010.  Purchases of investment securities totaled $30.2 million in the year ended December 31, 2011 and $77.2 million in the year ended December 31, 2010.

At December 31, 2011, we had loan commitments to borrowers of approximately $4.0 million and overdraft lines of protection and unused home equity lines of credit of approximately $26.3 million. Total deposits were $379.8 million at December 31, 2011, as compared to $375.8 million at December 31, 2010.  Time deposit accounts scheduled to mature within one year were $115.4 million at December 31, 2011.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

In recent years, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets as the U.S. economy experienced a recession.  Although recent reports have indicated improvements in the macro-economic conditions, the recession has had far-reaching effects.  However, our financial condition, credit quality and liquidity position remain strong.

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

We do not anticipate any material capital expenditures during 2012.  We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than loan commitments as described in Note 17 in the Notes to our Consolidated Financial Statements and the borrowing agreements noted above.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 17 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of December 31, 2011.

Accounting Polices, Standards and Pronouncements

Refer to Note 2 in the Notes to our Consolidated Financial Statements for a discussion of significant accounting policies, the impact of the adoption of new accounting standards and recent accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

The majority of our assets and liabilities are monetary in nature.  Consequently, interest rate risk is our most significant market risk.  Other types of market risk, such as movements in foreign currency exchange rates and commodity prices, do not arise in the normal course of our business operations.  Interest rate risk can be defined as an exposure to a movement in interest rates that could have an adverse effect on our net interest income.  Interest rate risk arises naturally from the imbalance in the repricing, maturity, and/or cash flow characteristics of assets and liabilities.  In periods of falling interest rates, prepayments of loans typically increase, which would lead to reduced net interest income if such proceeds cannot be reinvested at a comparable spread.  Also in a falling interest rate environment, certain categories of deposits may reach a point where market forces prevent further reduction in the interest rate paid on those instruments.  During 2011, interest rates on new loans significantly declined, resulting in the repricing of some loans in our portfolio. Rates on deposits have also dropped, more than the decline in rates on the loan portfolio, which has had a positive impact on our interest rate spread. If rates remain at these low levels, the yield on our assets may continue to decline further as high-rate loans prepay and new low-rate loans are added to the portfolio.  There is no guarantee that the cost of deposits will fall more or faster than the yield on assets.  If interest rates begin to rise, rates on deposit products may increase while rates on our long-term loan products could remain static.  In a rising rate scenario, we may not be able to add new higher rate assets at the same speed or in the same amount as the deposits which are re-pricing upward.  As a result, an increase in interest rates may result in a negative impact on the Company’s interest rate spread and earnings.

Managing interest rate risk is of primary importance to us.  The responsibility for interest rate risk management is the function of our Asset Liability Committee, which includes our President and Chief Executive Officer, Chief Financial Officer and certain other members of our Board of Directors.  Our Asset Liability Committee meets at least quarterly, and more often if necessary, to review our asset/liability policies and identify and measure potential risks to earnings due to changes in interest rates.  The primary goal of our interest rate risk management is to manage the potential impact on net interest income that could arise from changes in interest rates given our business strategy, operating environment, capital, liquidity and performance objectives.

Interest Rate Risk

In past years, many savings banks have measured interest rate sensitivity by computing the “gap” between the assets and liabilities which are expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and deposit decay rates.  Our previous regulator, the Office of Thrift Supervison (OTS), required the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value) would change in the event of a range of assumed changes in market interest rates.  The OTS provided all institutions that filed a Consolidated Maturity/Rate Schedule as part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The OTS’ simulation model used discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  The OTS model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as short-term interest rates increase.  If interest rates rise, we expect loan applications to decrease, prepayment speeds on loans and investment securities to slow down and the interest rate on our loan portfolio to remain relatively static. We also expect interest expenses on deposits and borrowings to increase more quickly as these are shorter term products.  An increasing rate environment could cause a narrowing of our net interest rate spread and a decrease in our earnings.

The table below sets forth as of December 31, 2011 and 2010, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of December 31, 2011			As of December 31, 2010
Change in Interest Rates (basis points) (1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change From Base	Percentage Change from Base
	(Dollars in thousands)
+300	$44,171	$(23,187)	(34)%	$26,590	(32,255)	(55)%
+200	54,864	(12,495)	(19)%	38,103	(20,742)	(35)%
+100	62,954	(4,405)	(7)%	49,374	(9,471)	(16)%
0	67,359	–	–	58,845	–	–
-100	72,105	4,746	7%	64,975	6,131	10%

(1) Assumes an instantaneous uniform change in interest rates.  A basis point equals 0.01%.

Effective March 31, 2012, we will no longer be required to file the Consolidated Maturity/Rate Schedule as part of our quarterly regulatory reporting.  Due to the transition of our regulator from the OTS to the OCC, we are now required to monitor our interest rate risk by purchasing software to complete the modeling in-house, or by contracting with a third party vendor to develop and run the model on our behalf.  We have decided to implement our own in-house model to measure and monitor our interest rate sensitivity.  We have purchased the software, completed training, and have successfully set up a “test” model.  Effective March 31, 2012, this internal model will be used to track our interest rate sensitivity going forward.  We have contracted with a third party vendor to complete an independent review of the assumptions and inputs that we use in our model during 2012.

Item 8.  Financial Statements and Supplementary Data.

See pages F-1 through F-50 following the signature page of this Annual Report on Form 10-K.

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

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2011.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public independent accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public independent accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2011 fiscal year end.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2011 fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2011 fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2011 fiscal year end.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2011 fiscal year end.

Part IV
Item 15.  Exhibits, Financial Statement Schedules.

15(a)(1)  Financial Statements.  The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Financial Condition as of December 31, 2011 and 2010
•	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009
•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
•	Notes to Consolidated Financial Statements

15(a)(2)  Financial Statement Schedules.  Schedules are omitted because they are not required or the information is provided elsewhere in the Consolidated Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3)  Exhibits.  The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Charter of Lake Shore Bancorp, Inc.1
3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.7
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.2
4.2	Form of Restricted Stock Award Notice5
4.3	Form of Stock Option Certificate5
10.1	Employment Agreement between Daniel P. Reininga and Lake Shore Bancorp, Inc.9
10.2	Employment Agreement between Daniel P. Reininga and Lake Shore Savings Bank10
10.3	Amended and Restated Change of Control Agreement between Rachel A. Foley and Lake Shore Bancorp, Inc.8
10.4	Amended and Restated Severance Pay Plan of Lake Shore Savings Bank6
10.5	1999 Executives Supplemental Benefit Plan1
10.6	Amended and Restated 2007 Executives Supplemental Benefit Plan4
10.7	1999 Directors Supplemental Benefit Plan1
10.8	Amended and Restated 2007 Directors Supplemental Benefit Plan4
10.9	Form of Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. amended and restated effective January 1, 201011
10.10	Lake Shore Bancorp, Inc. 2006 Stock Option Plan3
10.11	Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan3

21.1	Subsidiaries of Lake Shore Bancorp, Inc.*
23.1	Consent of ParenteBeard LLC*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document12
101.SCH	XBRL Taxonomy Extension Schema Document12
101.CAL	XBRL Taxonomy Calculation Linkbase Document12
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document12
101.LAB	XBRL Taxonomy Label Linkbase Document12
101.PRE	XBRL Taxonomy Presentation Linkbase Document12
__________________________________
*	Filed herewith.

1	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).

2
Incorporated herein by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 8, 2006 (Registration No. 333-129439).

3	Incorporated herein by reference to the Proxy Statement for our October 24, 2006 special meeting of shareholders filed with the Securities and Exchange Commission on September 7, 2006.

4	Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.

5	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 3, 2007 (Registration No. 333-141829).

6	Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on November 16, 2007.

7	Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on December 23, 2011.

8	Incorporated herein by reference to Exhibit 10.3 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.

9	Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.

10	Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.

11	Incorporated herein by reference to Exhibit 10.9 to Form 10-K, filed with the Securities and Exchange Commission on March 31, 2011.

12
 As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2012.

Lake Shore Bancorp, Inc.

By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Susan C. Ballard	Director	March 30, 2012
Susan C. Ballard

/s/ Tracy S. Bennett	Director	March 30, 2012
Tracy S. Bennett

/s/ Sharon E. Brautigam	Director	March 30, 2012
Sharon E. Brautigam

/s/ Michael E. Brunecz	Chairman of the Board	March 30, 2012
Michael E. Brunecz

/s/ Reginald S. Corsi	Director	March 30, 2012
Reginald S. Corsi

/s/ James P. Foley, DDS	Director	March 30, 2012
James P. Foley, DDS

/s/ David C. Mancuso	Director	March 30, 2012
David C. Mancuso

/s/ Daniel P. Reininga	President, Chief Executive Officer and	March 30, 2012
Daniel P. Reininga	Director (principal executive officer)

/s/ Kevin M. Sanvidge	Director	March 30, 2012
Kevin M. Sanvidge

/s/ Gary W. Winger	Vice Chairman of the Board	March 30, 2012
Gary W. Winger

/s/ Nancy L. Yocum	Director	March 30, 2012
Nancy L. Yocum

/s/ Rachel A. Foley	Chief Financial Officer (principal	March 30, 2012
Rachel A. Foley	accounting and financial officer)

Lake Shore Bancorp, Inc. and Subsidiary

Table of Contents

Lake Shore Bancorp, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lake Shore Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Lake Shore Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Shore Bancorp, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania
March 30, 2012

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,
	2011	2010
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$7,031	$6,457
Interest earning deposits	5,402	16,351
Federal funds sold	11,271	10,706

Cash and Cash Equivalents	23,704	33,514

Securities available for sale	164,165	153,924
Federal Home Loan Bank stock, at cost	2,219	2,401
Loans receivable, net of allowance for loan losses 2011 $1,366; 2010 $953	275,068	263,031
Premises and equipment, net	8,530	8,966
Accrued interest receivable	1,919	1,801
Bank owned life insurance	11,376	11,119
Other assets	1,616	4,291

Total Assets	$488,597	$479,047
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Interest bearing	$352,369	$352,799
Non-interest bearing	27,429	22,986

Total Deposits	379,798	375,785

Short-term borrowings	6,910	5,000
Long-term debt	27,230	34,160
Advances from borrowers for taxes and insurance	3,148	3,027
Other liabilities	7,564	5,865

Total Liabilities	424,650	423,837

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 5,939,132 shares outstanding at December 31, 2011 and 6,612,500 shares issued and 5,957,082 shares outstanding at December 31, 2010	66	66
Additional paid-in capital	27,987	27,920
Treasury stock, at cost (673,368 shares at December 31, 2011 and 655,418 shares at December 31, 2010)	(6,260)	(6,091)
Unearned shares held by ESOP	(2,046)	(2,132)
Unearned shares held by RRP	(606)	(757)
Retained earnings	39,770	36,737
Accumulated other comprehensive income (loss)	5,036	(533)

Total Stockholders’ Equity	63,947	55,210

Total Liabilities and Stockholders’ Equity	$488,597	$479,047

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$14,426	$13,948	$14,058
Investment securities, taxable	4,421	4,599	4,720
Investment securities, tax-exempt	1,886	1,323	813
Other	32	56	102
Total Interest Income	20,765	19,926	19,693

Interest Expense
Deposits	4,584	4,774	6,045
Short-term borrowings	24	18	47
Long-term debt	917	1,410	1,721
Other	111	114	116
Total Interest Expense	5,636	6,316	7,929

Net Interest Income	15,129	13,610	11,764

Provision for loan losses	415	2,115	265

Net Interest Income after Provision for Loan Losses	14,714	11,495	11,499

Non-interest income

Service charges and fees	1,708	1,868	2,001
Earnings on bank owned life insurance	257	277	276
Gain on sale of securities available for sale	31	1,057	-
Recovery on previously impaired investment securities	57	142	-
Impairment charge on equity investment in unconsolidated entity	(500)	-	-
Gain on sale of loans	-	-	32
Other	113	110	106
Total Non-Interest Income	1,666	3,454	2,415

Non-interest expenses
Salaries and employee benefits	5,895	6,100	5,493
Occupancy and equipment	1,777	1,650	1,403
Professional services	1,103	1,092	1,228
Data processing	580	562	513
Advertising	353	419	360
FDIC Insurance	319	502	675
Postage and Supplies	255	273	267
Other	1,025	935	1,096
Total Non-Interest Expenses	11,307	11,533	11,035

Income before Income Taxes	5,073	3,416	2,879

Income taxes Expense	1,393	373	718

Net Income	$3,680	$3,043	$2,161

Basic and diluted earnings per common share	$0.65	$0.53	$0.37
Dividends declared per share	$0.28	$0.24	$0.20

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2011, 2010 and 2009

	Common Stock	Additional Paid –in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income ( Loss )	Total
	(Dollars in thousands, except per share data)
Balance – January 1, 2009	$66	$27,754	$(3,748)	$(2,302)	$(1,190)	$32,520	$1,128	$54,228
Cumulative effect of adoption of revised ASC Topic 320 (net of $4 tax effect)						8	(8)	-
Comprehensive income:
Net income	-	-	-	-	-	2,161	-	2,161
Other comprehensive loss (net of tax)	-	-	-	-	-	-	(131)	(131)
Total Comprehensive Income								2,030

ESOP shares earned (7,935 shares)	-	(29)	-	85	-	-	-	56
Stock based compensation	-	148	-	-	-	-	-	148
RRP shares earned (15,198 shares)	-	(35)	-	-	203	-	-	168
Purchase of treasury stock, at cost (100,636 shares)	-	-	(719)	-	-	-	-	(719)
Cash dividends declared ($0.20 per share)	-	-	-	-	-	(465)	-	(465)

Balance – December 31, 2009	$66	$27,838	$(4,467)	$(2,217)	$(987)	$34,224	$989	$55,446
Comprehensive income:
Net income	-	-	-	-	-	3,043	-	3,043
Other comprehensive loss (net of tax)	-	-	-	-	-	-	(1,522)	(1,522)
Total Comprehensive Income								1,521

ESOP shares earned (7,935 shares)	-	(21)	-	85	-	-	-	64
Stock based compensation	-	149	-	-	-	-	-	149
RRP shares earned (17,228 shares)	-	(46)	-	-	230	-	-	184
Purchase of treasury stock, at cost (200,080 shares)	-	-	(1,624)	-	-	-	-	(1,624)
Cash dividends declared ($0.24 per share)	-	-	-	-	-	(530)	-	(530)
Balance – December 31, 2010	$66	$27,920	$(6,091)	$(2,132)	$(757)	$36,737	$(533)	$55,210

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (continued)
Years Ended December 31, 2011, 2010 and 2009

	Common Stock	Additional Paid –in Capital	Treasury Stock	Unearned Shares held by ESOP	Unearned Shares held by RRP	Retained Earnings	Accumulated Other Comprehensive Income ( Loss )	Total
	(Dollars in thousands, except per share data)

Balance – December 31, 2010	$66	$27,920	$(6,091)	$(2,132)	$(757)	$36,737	$(533)	$55,210
Comprehensive income:
Net income	-	-	-	-	-	3,680	-	3,680
Other comprehensive income (net of tax)	-	-	-	-	-	-	5,569	5,569
Total Comprehensive Income								9,249

ESOP shares earned (7,935 shares)	-	(5)	-	86	-	-	-	81
Stock based compensation	-	107	-	-	-	-	-	107
RRP shares earned (11,293 shares)	-	(35)	-	-	151	-	-	116
Purchase of treasury stock, at cost (17,950 shares)	-	-	(169)	-	-	-	-	(169)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(647)	-	(647)
Balance – December 31, 2011	$66	$27,987	$(6,260)	$(2,046)	$(606)	$39,770	$5,036	$63,947

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$3,680	$3,043	$2,161
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of investment securities	124	-	(217)
Amortization of deferred loan costs	517	505	473
Provision for loan losses	415	2,115	265
Impairment of equity investment in unconsolidated entity	500	-	-
Recovery on previously impaired available for sale securities	(57)	(142)	-
Net gain on sale of investment securities	(31)	(1,057)	-
Loss on sale of interest rate floor derivative product	-	-	135
Originations of loans held for sale	(639)	(243)	(6,300)
Proceeds from sales of loans held for sale	639	243	6,332
Gain on sale of loans	-	-	(32)
Net loss (gain) on disposal of premises and equipment	(3)	-	1
Depreciation and amortization	655	602	545
Deferred income tax expense (benefit)	(40)	111	(317)
Increase in bank owned life insurance, net	(257)	(277)	(276)
ESOP shares committed to be released	81	64	56
Prepayment of FDIC insurance premiums	-	-	(1,402)
Stock based compensation expense	223	333	316
(Increase) decrease in accrued interest receivable	(118)	(80)	9
(Increase) decrease in other assets	942	(463)	146
Writedowns of foreclosed real estate	54	6	167
Increase (decrease) in other liabilities	(533)	139	485

Net Cash Provided by Operating Activities	6,152	4,899	2,547

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales	4,673	10,776	-
Maturities, prepayments and calls	24,336	29,600	31,824
Purchases	(30,203)	(77,203)	(37,519)
Purchases of Federal Home Loan Bank Stock	(51)	(354)	(48)
Redemptions of Federal Home Loan Bank Stock	233	488	403
Proceeds from sale of interest rate floor derivative product	-	-	890
Loan origination and principal collections, net	(13,198)	(6,719)	(20,122)
Proceeds from sale of foreclosed real estate	166	247	228
Additions to premises and equipment	(216)	(1,618)	(301)

Net Cash Used in Investing Activities	(14,260)	(44,783)	(24,645)

Cash Flows from Financing Activities
Net increase in deposits	4,013	57,371	25,166
Net increase (decrease) in advances from borrowers for taxes and insurance	121	(43)	102
Net increase (decrease) in short-term borrowings	1,910	(1,850)	1,350
Proceeds from issuance of long-term debt	4,100	9,300	4,050
Repayment of long-term debt	(11,030)	(11,290)	(14,360)
Purchase of treasury stock	(169)	(1,624)	(719)
Cash dividends paid	(647)	(530)	(465)

Net Cash Provided by (Used in) Financing Activities	(1,702)	51,334	15,124

Net Increase (Decrease) in Cash and Cash Equivalents	(9,810)	11,450	(6,974)

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Cash and Cash Equivalents – Beginning	33,514	22,064	29,038

Cash and Cash Equivalents – Ending	$23,704	$33,514	$22,064
Supplementary Cash Flows Information
Interest paid	$5,682	$6,322	$7,985
Income taxes paid	$1,176	$1,189	$764

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$252	$307	$708

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1 - Organization and Nature of Operations

Organization

Lake Shore Bancorp, Inc. (the “Company”) and the parent mutual holding company, Lake Shore, MHC (the “MHC”) were formed on April 3, 2006 to serve as the stock holding companies for Lake Shore Savings Bank (the “Bank”) as part of the Bank’s conversion and reorganization from a New York State chartered mutual savings and loan association to the federal mutual holding company form of organization.

The MHC, whose activity is not included in these consolidated financial statements, held 3,636,875 shares, or 61.2% of the Company’s outstanding common stock as of December 31, 2011.

The Bank is engaged primarily in the business of retail banking in Erie and Chautauqua Counties of New York State. Its primary deposit products are savings and term certificate accounts and its primary lending products are residential mortgages.

Charter

Lake Shore Bancorp, Inc. and the parent mutual holding company, Lake Shore, MHC are federally chartered and, effective July 2011, regulated by the Federal Reserve Board. Lake Shore Savings Bank, subsidiary of Lake Shore Bancorp, Inc., is also federally chartered and, effective July 2011, regulated by the Office of the Comptroller of the Currency (the “OCC”). These changes in regulators from the Office of Thrift Supervision (OTS) are due to the passage of the Dodd-Frank Act.

Under proposed Dodd-Frank Act rules, the MHC will continue to be permitted to waive the receipt of dividends paid by the Company without causing dilution to the ownership interest of the Company’s minority stockholders in the event of a conversion of the MHC to stock form, as long as it obtains approval from the Federal Reserve Board and a majority of the MHC ownership (i.e., the Bank’s depositors). The waiving of dividends by the MHC will increase Company resources available for stock repurchases, payment of dividends to minority stockholders, and investments. As of December 31, 2011, the MHC elected to waive its right to receive cash dividends of approximately $3.9 million on a cumulative basis. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Use of Estimates

To prepare these consolidated financial statements in conformity with GAAP, management of the Company made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reporting of revenue and expenses and notes to the consolidated financial statements. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, securities valuation estimates, evaluation of impairment of securities, income taxes and deferred compensation liabilities.

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

Declines in the fair value of available for sale securities are evaluated for other-than-temporary impairment (“OTTI”) on a quarterly basis. Impairment is assessed at the individual security level. An investment security is subject to a review for OTTI, if the fair value of the security is less than its cost or amortized cost basis by more than 20%, as stated in Company’s internal policy. The Company’s OTTI evaluation process is performed in a consistent and systematic manner and includes an evaluation of all available evidence. Documentation of the process is as extensive as necessary to support a conclusion as to whether a decline in fair value below cost or amortized cost is other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached. This process considers factors such as the severity, length of time and anticipated recovery period of the impairment, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the issuer’s financial condition, capital strength and near-term prospects. The Company also considers its intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value, or until maturity. Among the factors that are considered in determining the Company’s intent and ability to retain the security is a review of its capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, and the Company’s intent and ability to retain the security require considerable judgment.

All securities are reviewed for OTTI under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments - Debt and Equity Securities” (“ASC 320”). The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimate of potential recoveries, and other factors, then applies a discounting rate equal to the effective yield of the security. When impairment of a debt security is considered other-than-temporary, the amount of the OTTI recorded as a loss within non-interest income and thereby recognized in earnings depends on whether the Company intends to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to (has decided to) sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value. If the Company does not intend to sell the debt security and it is not more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, OTTI is separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss is recognized against earnings. The amount related to other market factors is recognized in other comprehensive income, net of applicable taxes.

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

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Federal Home Loan Bank Stock (continued)

Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. The FHLB stock was not deemed to be impaired, and therefore no impairment charges were recorded during the years ended December 31, 2011, 2010 and 2009.

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

Management estimates the allowance for loan losses pursuant to FASB ASC Topic 450, “Contingencies” (“ASC 450”), and FASB ASC Topic 310, “Receivables” (“ASC 310”). Larger balance commercial and commercial real estate loans that are considered impaired as defined in ASC 310 are reviewed individually to assess the likelihood

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses (continued)

and severity of loss exposure. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans subject to individual review are, where appropriate, reserved for according to the present value of expected future cash flows available to repay the loan or the estimated fair value less estimated selling costs of the collateral, if the loan is collateral dependent. Commercial loans excluded from individual assessment, as well as smaller balance homogeneous loans, such as consumer, residential real estate and home equity loans, are evaluated for loss exposure under ASC 450 based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.

The Company records cash receipts on impaired loans that are non-performing as a reduction to principal before applying amounts to interest or late charges unless specifically directed by the Bankruptcy Court to apply payments otherwise. The Company continues to recognize interest income on impaired loans where there is no confirmed loss.

Loans may be periodically modified in a troubled debt restructuring (“TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure, in accordance with FASB Accounting Standard Update (“ASU”) 2011-02, “Receivables (“Subtopic 310”): “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”). Generally, we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of a modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or charge-off to the allowance.

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

Premises and Equipment

Land is carried at cost. Buildings, improvements, furniture and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of assets (generally thirty-nine years for buildings and three to fifteen years for furniture and equipment). Leasehold improvements are amortized on the straight-line method over the lesser of the life of the improvements or the lease term. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over the identified useful life.

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

Foreclosed Real Estate

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs at the date of acquisition. Foreclosed real estate was $315,000 and $304,000 at December 31, 2011 and 2010, respectively, and was included as a component of other assets. Proceeds from the sale of foreclosed real estate for the years ended December 31, 2011, 2010 and 2009 were $166,000, $247,000, and $228,000, respectively. This resulted in a net gain on sale of $12,000 for the year ended December 31, 2011 and a net loss on sale of $7,000 and $39,000 for the years ended December 31, 2010 and December 31, 2009, respectively. Writedowns from cost to fair value less estimated selling costs which are recorded at the time of foreclosure or repossession are charged to the Allowance for Loan Losses. Subsequent writedowns to fair value net of estimated selling costs are recorded in non-interest expense along with direct operating expenses. Gains or losses not previously recognized, resulting from the sale of foreclosed assets are recognized in non-interest expense on the date of sale.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense for the years ended December 31, 2011, 2010 and 2009 was $353,000, $419,000, and $360,000, respectively.

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

Stock Compensation Plans

At December 31, 2011, the Company had stock-based employee and non-employee compensation plans, which are described more fully in Note 13. The Company accounts for these plans under FASB ASC Topic 718 “Compensation – Stock Compensation”. The Company accounts for the plans using a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. The fair value of the stock option grants are estimated on the date of grant using the Black-Scholes options-pricing model. Common shares awarded under the restricted stock plan are expensed based on the fair market value at the grant date. The stock option plan and restricted stock plan expenses are recognized in salaries and employee benefits expense on the consolidated statement of income.

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

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2011, 2010 and 2009 are as follows:

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Other Comprehensive Income (continued)

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Unrealized holding gains (losses) on securities available for sale	$9,171	$(1,284)	$(214)
Reclassification adjustment related to:
Net realized gains included in net income	(31)	(1,057)	-
Recovery on previously impaired available for sale securities	(57)	(142)	-

Changes in Net Unrealized Gains (Losses)	9,083	(2,483)	(214)

Income tax benefit (expense)	(3,514)	961	83

Other Comprehensive Income (Loss)	$5,569	$(1,522)	$(131)

Restrictions on Cash and Due from Banks

The Company is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2011 and 2010 was $1,773,000 and $1,833,000, respectively.

Subsequent Events

The Company follows FASB ASC Topic 855, “Subsequent Events”, in accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated events occurring subsequent to December 31, 2011 through the date the consolidated financial statements are being issued, and other than as set forth in Note 21, did not identify any subsequent events requiring disclosure pursuant to the provisions of FASB ASC Topic 855.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (“Subtopic 220”): “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU 2011-05 do not change the items that must be reported; how they are reported in other comprehensive income; or when an item of other comprehensive income must be

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

New Accounting Standards (continued)

reclassified to net income. The amendments do not affect how earnings per share is calculated or presented. ASU 2011-05 is effective for interim and annual periods beginning after December 31, 2011 and is to be applied retrospectively. However, in December, 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05” (“ASU 2011-12”), in response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years. The FASB has deferred the implementation date of the reclassification portion of the ASU 2011-05 provision to allow time for further consideration. Management does not expect the adoption of this update to have a material impact on the Company’s consolidated financial condition or results of operations.

Reclassifications

Certain amounts in the 2010 and 2009 consolidated financial statements have been reclassified to conform with the 2011 presentation format. These reclassifications had no effect on net income.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale:
U.S. Treasury bonds	$12,935	$2,143	$-	$15,078
Municipal bonds	49,561	4,115	-	53,676
Mortgage-backed securities:
Collateralized mortgage obligations - private label	133	-	(4)	129
Collateralized mortgage obligations - government sponsored entities	59,669	1,127	(25)	60,771
Government National Mortgage Association	3,141	208	-	3,349
Federal National Mortgage Association	19,612	958	-	20,570
Federal Home Loan Mortgage Corporation	5,246	520	-	5,766
Asset-backed securities - private label	5,459	378	(1,205)	4,632
Asset-backed securities -government sponsored entities	173	16	-	189
Equity securities	22	-	(17)	5

	$155,951	$9,465	$(1,251)	$164,165

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

All of our collateralized mortgage obligations, are backed by residential mortgages.

At December 31, 2011 and 2010, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation common stock.

At December 31, 2011, thirty-two municipal bonds with a cost of $10.0 million and fair value of $11.2 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition at December 31, 2011, eleven municipal bonds with a cost of $4.1 million and fair value of $4.6 million were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2010, twenty-nine municipal bonds with a cost of $9.6 million and fair value of $9.7 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at December 31, 2010 nine municipal bonds with a cost and fair value of $3.4 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3 – Investment Securities (continued)

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
December 31, 2011:
Mortgage-backed securities	$6,982	$(29)	$-	$-	$6,982	$(29)
Asset-backed securities - private label	-	-	3,846	(1,205)	3,846	(1,205)
Equity securities	-	-	5	(17)	5	(17)

	$6,982	$(29)	$3,851	$(1,222)	$10,833	$(1,251)
December 31, 2010:
U.S. Treasury bonds	$2,049	$(27)	$-	$-	$2,049	$(27)
Municipal bonds	34,806	(2,476)	533	(65)	35,339	(2,541)
Mortgage-backed securities	14,922	(382)	183	(4)	15,105	(386)
Asset-backed securities - private label	-	-	4,757	(1,189)	4,757	(1,189)
Equity securities	7	(15)	-	-	7	(15)

	$51,784	$(2,900)	$5,473	$(1,258)	$57,257	$(4,158)
The Company reviews investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly.

The Company determines whether the unrealized losses are other-than-temporary in accordance with FASB ASC Topic 320 “Investments – Debt and Equity Securities”. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral and the continuing performance of the securities.

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

At December 31, 2011 the Company’s investment portfolio included eight mortgage-backed securities in the less than twelve months category. The mortgage-backed securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, and the credit ratings remained strong. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3 – Investment Securities (continued)

At December 31, 2011 the Company had one equity security and four private-label asset-backed securities in the unrealized loss of twelve months or more category. The company’s investment in equity securities is a requirement of its membership with the FHLMC. The equity securities were not evaluated further for OTTI, despite the percentage of unrealized losses, due to immateriality. One of the four private label securities in this category was not evaluated further for OTTI, as the unrealized loss was less than 20% of book value. The temporary impairment is due to declines in fair value resulting from changes in interest rates or increased credit/liquidity spreads since the security was purchased. The Company expects this security to be repaid in full, with no losses realized. Management does not intend to sell this security and it is more likely then not that it will not be required to sell this security.

The three remaining private label asset-backed securities in this category were subject to a formal OTTI review as the unrealized losses were greater than 20% of book value for the individual security, or the related credit ratings were below investment grade, or the Company’s analysis indicated a possible loss of principal. The following table provides additional information relating to these private label asset-backed securities as of December 31, 2011 (dollars in thousands):

					Delinquent %		Foreclosure/
Security	Book Value	Fair Value	Unrealized Loss	Lowest Rating	Over 60 days	Over 90 days	OREO / Bankruptcy%	OREO%
1	$2,000	$1,305	$(695)	CC	41.90%	39.60%	16.90%	2.90%
2	1,343	1,017	(326)	B-	37.00%	35.00%	16.00%	2.60%
3	1,000	828	(172)	CCC	22.70%	21.00%	13.30%	0.40%
Total	$4,343	$3,150	$(1,193)

The three private-label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these three private-label asset-backed securities occurred due to the current challenging economic environment, high unemployment rates, a continued decline in housing values in many areas of the country, and increased delinquency trends. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value did not reflect the need to record initial OTTI charges against earnings as of December 31, 2011 as the calculations of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell the securities.

Management also completed an OTTI analysis for two private-label asset-backed securities, which did not have unrealized losses as of December 31, 2011. However, an impairment charge had been taken on these securities during 2008. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-values and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of December 31, 2011 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the above table, were recorded as a component of other comprehensive income, net of tax, on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the credit related OTTI charges recognized as components of earnings:

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3 – Investment Securities (continued)

	For the year ended
	December 31,
	2011	2010
	(Dollars in thousands)
Beginning balance	$1,176	$1,922
Reductions:
Realized loss on sale of security	-	(457)
Losses realized during the period on OTTI previously recognized	(35)	(147)
Receipt of cash flows on previously recorded OTTI	(57)	(142)
Ending balance	$1,084	$1,176

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

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
December 31, 2011
After five years through ten years	$16,596	$18,777
After ten years	45,900	49,977
Mortgage-backed securities	87,801	90,585
Asset-backed securities	5,632	4,821
Equity securities	22	5
	$155,951	$164,165

The Company sold available for sale securities during the year ended December 31, 2011, for total proceeds of $4.7 million, resulting in gross realized gains of $115,000 and gross realized losses of $84,000.

The Company sold available for sale securitites during the year ended December 31, 2010, for total proceeds of $10.8 million, resulting in gross realized gains of $1.4 million and gross realized losses of $324,000.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 4 - Loans Receivable

Loans receivable, net consists of the following:

	December 31,
	2011	2010
	(Dollars in thousands)
Real estate loans:
Residential, one- to four-family	$182,922	$183,929
Home equity	30,671	30,613
Commercial	44,776	33,782
Construction	519	616
	258,888	248,940

Commercial loans	12,911	10,360
Consumer loans	1,948	2,224

Total Loans	273,747	261,524

Allowance for loan losses	(1,366)	(953)
Net deferred loan costs	2,687	2,460

Loans Receivable, Net	$275,068	$263,031

Residential real estate loans serviced for others by the Company totaled $13.5 million and $14.5 million at December 31, 2011 and 2010, respectively.

At December 31, 2011, there were approximately $130.4 million of one-to four-family residential real estate loans pledged as collateral for advances from the FHLB.

Most loans made by the Company are secured by borrowers’ personal or business assets. The Company considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank’s capital plus reserves or 10% of total loans. At December 31, 2011, no concentrations of credit to a particular industry existed as defined by these parameters.

The ability of the Company’s residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the area they reside. Commercial borrowers’ ability to repay is generally dependent upon the general health of the economy. Substantially all of the Company’s loans are in western New York State and, accordingly, the ultimate collectability of a substantial portion of the loans are susceptible to changes in market conditions in this primary market area.

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

Other Loans:

•
Commercial – includes business installment loans, lines of credit, and other commercial loans. Most of our commercial loans have variable interest rates tied to the prime rate, and are for terms generally not in excess of 10 years. Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower. Commercial loans generally involve a higher degree of credit risk because the collateral underlying the loans may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans can also involve relatively large loan balances to a single borrower or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions.

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

Note 5 - Allowance for Loan Losses (continued)

collectability of principal may not be reasonably assured, by reviewing payment status, financial conditions and estimated value of loan collateral. These loans are assigned an internal loan grade, and the Company assigns the amount of loss components to these classified loans based on loan grade.

An analysis of changes in the allowance for loan losses is as follows:

	Years ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance, beginning	$953	$1,564	$1,476
Provision for loan losses	415	2,115	265
Charge-offs	(62)	(2,750)	(266)
Recoveries	60	24	89
Balance, ending	$1,366	$953	$1,564

The following table summarizes the activity in the allowance for loan losses for the year ended December 31, 2011 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of December 31, 2011 and 2010:

	Real Estate Loans				Other Loans
	One-to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
December 31, 2011	(Dollars in thousands)
Allowance for Loan Losses:
Balance – January 1, 2011	$407	$141	$278	$1	$104	$21	$1	$953
Charge-offs	-	(29)	(15)	-	(1)	(17)	-	(62)
Recoveries	4	-	52	-	-	4	-	60
Provision	30	13	207	(1)	162	5	(1)	415
Balance – December 31, 2011	$441	$125	$522	$-	$265	$13	$-	$1,366
Ending balance: individually evaluated for impairment	$-	$-	$8	$-	$-	$-	$-	8
Ending balance: collectively evaluated for impairment	$441	$125	$514	$-	$265	$13	$-	$1,358

Gross Loans Receivable (1):
Ending balance	$182,922	$30,671	$44,776	$519	$12,911	$1,948	$-	$273,747
Ending balance: individually evaluated for impairment	$-	$-	$133	$-	$-	$-	$-	$133
Ending balance: collectively evaluated for impairment	$182,922	$30,671	$44,643	$519	$12,911	$1,948	$-	$273,614

(1) Gross Loans Receivable does not include allowance for loan losses of $(1,366) or deferred loan costs of $2,687.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5 - Allowance for Loan Losses (continued)

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting scheduled payments when due. Impairment is measured on a loan-by-loan basis for commercial real estate loans and commercial loans. Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, home equity, or one-to four-family loans for impairment disclosure, unless they are subject to a troubled debt restructuring.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5 - Allowance for Loan Losses (continued)

The following is a summary of information pertaining to impaired loans for the periods indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
	At December 31, 2011			For the year ended December 31, 2011
With no related allowance recorded:
Commercial real estate	$-	$-	$-	$131	$14
With an allowance recorded:
Commercial real estate	133	133	8	245	16
Total	$133	$133	$8	$376	$30

	At December 31, 2010			For the year ended December 31, 2010
With no related allowance recorded:
Commercial real estate	$277	$277	$-	$211	$5
With an allowance recorded:
Commercial real estate	-	-	-	1,566	56
Commercial loans	-	-	-	147	8
Total	$277	$277	$-	$1,924	$69

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5 - Allowance for Loan Losses (continued)

The following table provides an analysis of past due loans as of dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
December 31, 2011:
Real Estate Loans:
Residential, One-to Four-Family	$949	$608	$1,989	$3,546	$179,376	$182,922
Home equity	403	51	157	611	30,060	30,671
Commercial	890	39	228	1,157	43,619	44,776
Construction	-	-	-	-	519	519
Other Loans:
Commercial	41	3	159	203	12,708	12,911
Consumer	58	4	28	90	1,858	1,948
Total	$2,341	$705	$2,561	$5,607	$268,140	$273,747

December 31, 2010:
Real Estate Loans:
Residential, One-to Four-Family	$1,435	$713	$1,490	$3,638	$180,291	$183,929
Home equity	188	116	135	439	30,174	30,613
Commercial	45	-	413	458	33,324	33,782
Construction	-	-	-	-	616	616
Other Loans:
Commercial	300	-	27	327	10,033	10,360
Consumer	13	13	70	96	2,128	2,224
Total	$1,981	$842	$2,135	$4,958	$256,566	$261,524

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5 - Allowance for Loan Losses (continued)

The following table is a summary of nonaccrual loans and accruing loans delinquent 90 days or more by loan class for the dates indicated:

	At December 31, 2011	At December 31, 2010
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real Estate Loans:
Residential, One-to Four-Family	$328	$391
Home equity	21	39
Commercial	-	43
Construction	-	-
Other loans:
Commercial	87	-
Consumer	23	59
Total	$459	$532

Loans accounted for on a non-accrual basis:
Real Estate Loans:
Residential, One-to Four-Family	$1,821	$1,279
Home equity	209	122
Commercial	228	370
Construction	-	-
Other loans:
Commercial	76	27
Consumer	5	11
Total	$2,339	$1,809

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance. Interest income not recognized on non-accrual loans during the years ended December 31, 2011, 2010 and 2009 was $129,000, $98,000 and $44,000 respectively.

The Company’s policies provide for the classification of loans as follows:

•	Pass/Performing;
•	Watch/Special Mention – does not currently expose the Company to a sufficient degree of risk but does possess credit deficiencies or potential weaknesses deserving the Company’s close attention;
•	Substandard - has one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected;
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

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5 - Allowance for Loan Losses (continued)

The Company’s Asset Classification Committee is responsible for monitoring risk ratings and making changes as deemed appropriate. Each commercial loan is individually assigned a loan classification. The Company’s consumer loans, including residential one-to four-family loans and home equity loans, are not individually classified. Instead the Company uses the delinquency status as the credit quality indicator for consumer loans. Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are classified.

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of December 31, 2011 and 2010:

	Pass/ Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2011:
Real Estate Loans:
One-to Four-family	$180,606	$-	$1,991	$265	$60	$182,922
Home equity	30,270	-	401	-	-	30,671
Commercial	41,234	3,233	81	228	-	44,776
Construction	519	-	-	-	-	519
Other Loans:
Commercial	11,252	1,313	241	105	-	12,911
Consumer	1,940	-	8	-	-	1,948
Total	$265,821	$4,546	$2,722	$598	$60	$273,747

December 31, 2010:
Real Estate Loans:
One-to Four-family	$181,631	$-	$2,243	$55	$-	$183,929
Home equity	30,336	-	248	-	29	30,613
Commercial	32,185	1,184	43	370	-	33,782
Construction	616	-	-	-	-	616
Other Loans:
Commercial	9,706	351	199	104	-	10,360
Consumer	2,203	-	15	6	-	2,224
Total	$256,677	$1,535	$2,748	$535	$29	$261,524

Troubled debt restructurings (“TDRs”) occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. A concession is made when the terms of the loan modification are more favorable than the terms the borrower would have received in the current market under similar financial difficulties. These concessions may include, but are not limited to, modifications of the terms of the debt, the transfer of assets or the issuance of an equity interest by the borrower to satisfy all or part of the debt, or the substitution or addition of borrower(s). The Company identifies loans for potential TDRs primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns and credit reports. Even if the borrower is not presently in

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5 - Allowance for Loan Losses (continued)

default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Generally, we will not return a TDR to accrual status until the borrower has demonstrated the ability to make principal and interest payments under the restructured terms for at least six consecutive months.

For the year ended December 31, 2011, seventeen one-to four-family real estate loans with aggregate balances of $1.9 million were modified and not classified as TDRs and one home equity loan for $31,000 was modified and classified as a TDR. For the modified loans, not classified as TDRs, the interest rate was lowered due to the lower rate environment in order to maintain the customer lending relationship. The TDR home equity loan was modified due to the borrower’s financial difficulties, in which case past due post petition payments and attorney fees were capitalized as part of the loan balance, increasing the balance to $34,000 from $31,000, and the loan term was extended by 8 years with no change in interest rate. This loan was classified as a substandard loan with no specific reserve established and was 60 days past due under the modified terms at December 31, 2011.

Note 6 - Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2011	2010
	(Dollars in thousands)

Land	$993	$993
Buildings and improvements	9,654	9,576
Furniture and equipment	4,252	4,160
	14,899	14,729
Accumulated depreciation	(6,369)	(5,763)
	$8,530	$8,966

Depreciation and amortization of premises and equipment amounted to $655,000, $602,000, and $545,000 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income. During the years ended December 31, 2011 and 2010, the Company retired assets, with total accumulated depreciation of $50,000 and $30,000, respectively.

Note 7 - Other Assets

As of December 31, 2011, included within other assets is a prepaid expense of $663,000, which represents the prepayment of FDIC quarterly risk based deposit insurance assessments. In November 2009, the FDIC announced it was requiring insured financial institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, unless an exemption was obtained from the FDIC. Under this new rule, the Company accounted for the prepayment by recording the entire amount of the prepaid assessment as a prepaid expense (an asset) as of December 30, 2009, the date the payment was made. Subsequently, the Company has recorded an expense (charge to earnings) for the regular quarterly assessment and an offsetting credit to the prepaid assessment. This will continue until the asset is exhausted.

During 2011, an investment of $500,000 in common stock of an unconsolidated entity was included within other assets. Investment in this entity (a small, local payment processing company) was made during 2007 and 2008 and represented less than 5% of the outstanding equity interests of the entity. The Company accounted for this investment under the cost method of accounting as the Company is not considered to have significant influence over the operations of the entity and the cost method appropriately reflected the Company’s economic interest in the underlying investment. Under the cost method, there is no change to the cost basis unless there is an other than

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 7 - Other Assets (continued)

temporary decline in value. If the decline is determined to be other than temporary, the Company is required to write down the cost basis of the investment to a new cost basis that represents realizable value. During the fourth quarter of 2011, management concluded that there was substantial doubt about the ability of this entity to perform as expected in accordance with its original business plan by which the decision was made to invest in the company. This conclusion was reached through discussions with the entity’s owners and review of the entity’s operations and financial statements. Management determined that the entity’s cash flow and equity position was significantly limited by lack of capital or revenue, making it difficult to generate and solicit new business opportunities. Furthermore, during the fourth quarter of 2011, management noted a significant deterioration in the business prospects of the entity as certain deals, capital infusions, loans, grants or partnerships were not materializing as expected. The Company had never received any income distributions as a result of this investment. Based on this information, management concluded that an other than temporary decline in the value of the investment had occurred. As the fair market value of the investment could not be obtained, the Company recorded a $500,000 write-down for the entire amount of its investment. The write-down was accounted for as a loss and was included in non-interest income on the Consolidated Statement of Income. The entity is continuing its operations and management continues to be represented on the entity’s board of directors.

Note 8 - Deposits

Deposits consist of the following:

	December 31,
	2011		2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$27,429	-%	$22,986	-%
Interest bearing	40,649	0.12	41,971	0.17
Money market accounts	58,157	0.54	47,815	0.54
Savings accounts	33,676	0.15	32,126	0.26
Time deposits	219,887	1.81	230,887	2.00

	$379,798	1.16%	$375,785	1.34%

Scheduled maturities of time deposits at December 31, 2011 were as follows (dollars in thousands):

2012	$115,356
2013	18,239
2014	9,792
2015	49,575
2016	26,872
Thereafter	53
$219,887

Time deposit accounts with balances of $100,000 or more amounted to $80.4 million and $79.6 million at December 31, 2011 and 2010, respectively. As of October 2008, the FDIC temporarily increased the limits for FDIC insurance from $100,000 to $250,000 per depositor. In July 2010 the limits were permanently increased to $250,000 per depositor. Time deposit amounts with balances in excess of $250,000 amounted to $20.0 million and $19.4 million at December 31, 2011 and 2010, respectively.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 8 – Deposits (continued)

Interest expense on deposits was as follows:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Interest bearing checking accounts	$65	$74	$71
Money market accounts	277	297	221
Savings accounts	68	83	86
Time deposits	4,174	4,320	5,667

	$4,584	$4,774	$6,045

At December 31, 2011 and 2010, deposits of directors, executive officers and their affiliates totaled $3.5 million and $4.0 million, respectively.

Note 9 - Borrowings

At December 31, 2011 and 2010, the Company had short-term borrowings from the Federal Home Loan Bank of New York (“FHLBNY”) of $6.9 million and $5.0 million, respectively. The short-term borrowings at December 31, 2011 had fixed rates of interest ranging from 0.31% to 0.33% and mature within one year. The weighted average interest rate was 0.32% and 0.40% as of December 31, 2011 and 2010, respectively.

At December 31, 2011, the Company had written agreements with the FHLBNY which allowed us to borrow up to $130.4 million and was collateralized by a pledge of our residential, one-to four-family loans. At December 31, 2011, we had outstanding advances under this agreement of $34.1 million. At December 31, 2010, the Company had written agreements with the FHLBNY which allowed us to borrow up to $128.2 million and was collateralized by a pledge of our residential, one-to four-family loans. At December 31, 2010, we had outstanding advances under this agreement of $39.2 million.

On October 26, 2011, the Bank established a line of credit with M&T Bank for $7.0 million, of which $5.0 million is unsecured and the remaining $2.0 million is secured by a pledge of the Bank’s securities. The line of credit provides for overnight borrowings through the purchase of Fed Funds, at an interest rate equal to the Fed Funds rate plus 0.375%. At December 31, 2011, there were no balances outstanding on this line of credit.

Long-term debt from the FHLBNY and related contractural maturities consisted of the following:

	Weighted Average Interest Rate At December 31,		Amount Outstanding At December 31,
Maturity	2011	2010	2011	2010
			(Dollars in thousands)
2011	-	3.69%	$-	$11,030
2012	2.92%	3.05%	12,830	12,180
2013	2.45%	2.95%	8,300	6,250
2014	2.51%	3.12%	4,100	2,700
2015	3.12%	3.12%	1,500	1,500
2016	3.76%	3.76%	500	500
	2.74%	3.26%	$27,230	$34,160

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 10 - Lease Obligations

The Company is committed under several long-term operating leases which provide for minimum lease payments. Certain leases contain options for renewal. Total rental expense under these operating leases amounted to $138,000, $125,000, and $91,000 as of December 31, 2011, 2010 and 2009, respectively.

The Company is also committed under two long-term capital lease agreements. One capital lease agreement had an outstanding balance of $227,000 and $253,000 at December 31, 2011 and 2010, respectively (included in other liabilities). This lease has a remaining term of 6 years at December 31, 2011. The outstanding balance of the remaining lease (included in other liabilities) at December 31, 2011 and 2010 was $1.0 million. The remaining term of this lease is 17 years. Assets related to the two capital leases are included in premises and equipment and consist of the cost of $1.5 million less accumulated depreciation of approximately $477,000 and $413,000 at December 31, 2011 and 2010, respectively.

Minimum future lease payments for the operating and capital leases at December 31, 2011 were as follows:

	Operating Leases	Capital Leases
	(Dollars in thousands)

2012	$139	$152
2013	136	158
2014	131	165
2015	99	165
2016	32	165
Thereafter	98	1,583

Total Minimum Lease Payments	$635	$2,388

Less: Amounts representing interest		(1,144)

Present value of minimum lease payments		$1,244

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 11- Income Taxes

The provision for income taxes expense consists of the following:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Current:
Federal	$1,194	$227	$985
State	239	35	50
Total Current	1,433	262	1,035

Deferred:
Federal	(42)	620	(331)
State	2	(509)	14
Total Deferred	(40)	111	(317)

Total Income Tax Expense	$1,393	$373	$718

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income is as follows:

	Years Ended December 31,
	2011	2010	2009

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	3.1	(9.2)	1.5
Tax-exempt interest income	(12.7)	(13.3)	(9.7)
Deferred tax valuation allowance increase	3.1	-	-
Life insurance income	(1.7)	(2.8)	(3.3)
Other	1.7	2.2	2.4
Total Income Tax Expense	27.5%	10.9%	24.9%

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 11- Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Deferred compensation	$1,461	$1,478
Allowance for loan losses	528	369
Impairment charge on securities available for sale	420	455
Impairment of equity investment in unconsolidated entity	193	-
Unrealized losses on securities available for sale	-	336
Stock options granted	112	94

Total Deferred Tax Assets	2,714	2,732

Deferred tax liabilities:
Unrealized gains on securities available for sale	(3,178)	-
Deferred loan origination costs	(1,040)	(952)
Depreciation	(529)	(515)
Other	(6)	(23)

Total Deferred Tax Liabilities	(4,753)	(1,490)

Deferred tax valuation allowance	(193)	-

Net Deferred Tax (Liability)/Asset	$(2,232)	$1,242

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2011, except for a valuation allowance of $193,000 on the deferred tax asset for the 2011 other than temporary impairment charge of $193,000. Management believes that the Company will not generate sufficient income of the appropriate character (i.e. capital gains) to utilize any of the deferred tax asset created by the 2011 other than temporary impairment charge.

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests. The 1996 federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or bank charter. Management has no intention of taking any such actions. At December 31, 2011 and 2010, the Company’s total pre-1988 tax bad debt reserve was $2.2 million. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

In previous years, if the Company satisfied certain definitional tests and other conditions for New York State income tax purposes, the Company was permitted to take special reserve method bad debt deductions. The

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 11- Income Taxes (continued)

deductible annual addition to the state reserve was computed using a specific formula based on the Company’s loss history (“Experience Method”) or a statutory percentage equal to 32% of the Company’s New York State taxable income. The Company used the percentage method in 2009 and prior years. In 2010, the bad debt deduction allowed under New York State bank franchise tax law was changed to conform to that allowed for Federal income tax purposes. Furthermore, the new tax law no longer required thrift institutions to recapture its New York tax bad debt reserves accumulated in prior years. As a result, the company reversed the deferred tax liability recognized in prior years, resulting in a one-time tax benefit of $399,000 during 2010, which is net of federal tax expense.

ASC 740 “Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2011 and 2010. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statements of Income.

The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. As of December 31, 2011 there has been no material change in any uncertain tax position. The tax returns for the years ended December 31, 2008, 2009 and 2010 for the IRS remain subject to examination. The tax returns for the years ended December 31, 2008, 2009 and 2010 for New York State remain subject to examination.

Note 12 - Employee and Director Benefit Plans

The Company maintains a 401(k) savings plan covering employees who have completed three months of service and attained age 21. Participants may make contributions to the 401(k) Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations. The plan consists of three components: 401(k), Profit Sharing and Safe Harbor. For the 401(k) component, the Company makes a matching contribution equal to 40% of the participant salary deferral, up to 6% of such employee’s compensation after one year of service. For the profit sharing component, the Company makes a discretionary contribution, up to 5.1% of an eligible employee’s salary, depending on years of service. Lastly, the Company contributes 3.4% of an eligible employee’s salary based on years of service, which is a discretionary contribution to the Safe Harbor component of the plan. The Company’s expense for all three components of the 401(k) plan for the years ended December 31, 2011, 2010 and 2009 was $383,000, $358,000, and $313,000, respectively.

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan. Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Although the plans are unfunded, the Company has purchased bank owned life insurance for the purpose of funding the liability. The cash surrender value of bank owned life insurance amounted to $6.8 million and $6.6 million at December 31, 2011 and 2010, respectively. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries. The Company had a liability under such plans of $1.7 million and $1.8 million at December 31, 2011 and 2010, respectively. This liability was recorded in other liabilities on the consolidated statement of financial condition and was calculated using an assumed discount rate of 6.17% in 2011 and 6.0% in 2010.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 12 - Employee and Director Benefit Plans (continued)

Effective October 1, 2001, the Company initiated an additional non-qualified Executive Supplemental Benefit Plan and a non-qualified Director’s Supplemental Benefit Plan. On January 1, 2007, the Company amended and restated the 2001 plans and added one director to such plans. The Executive and Director plans are both unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Under the Plan Agreement, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. During the fourth quarter of 2006 the Company purchased bank owned life insurance for purposes of funding this liability. The cash surrender value of the bank owned life insurance amounted to $4.6 million and $4.5 million at December 31, 2011 and 2010, respectively. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Vesting requirements are based on length of service and upon reaching the vesting requirements, the predefined benefits are guaranteed to continue at the full amounts to the designated beneficiaries in the event of death. The Company had a liability under such plans of $2.0 million at December 31, 2011 and 2010, respectively. This liability was recorded in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2011 and 6.0% in 2010.

The Company’s expense for the non-qualified Executive Supplemental Benefit Plans and non-qualified Directors Supplemental Benefit Plans for the years ended December 31, 2011, 2010 and 2009 was $279,000, $423,000, and $442,000, respectively. The benefit plan expense decreased during the years ended December 31, 2011 and 2010 as participants reached their retirement age and began receiving distributions.

Note 13 – Stock-based Compensation

As of December 31, 2011, the Company had three stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $304,000, $397,000 and $372,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

The fair value of stock option grants during the year ended December 31, 2010 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 3.05%; expected volatility of 13.70%; risk-free interest rate of 3.65%; and expected life of 10 years. The fair value of the January 13, 2009 stock option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 3.18%; expected volatility of 35.54%; risk-free interest rate of 2.296%; and expected life of 10 years.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 13 – Stock-based Compensation (continued)

A summary of the status of the Stock Option Plan as of December 31, 2011, 2010 and 2009 is presented below:

	December 31, 2011			December 31, 2010			December 31, 2009
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Oustanding at beginning of year	249,455	$11.07		238,258	$11.22		219,289	$11.50
Granted	-			17,773	7.88		18,969	8.01
Forfeited	(12,646)	11.50		(6,576)	8.01		-	-
Outstanding at end of year	236,809	$11.05	5 years	249,455	$11.07	6 years	238,258	$11.22	7 years

Options exerciseable at end of year	216,140	$11.34	5 years	180,341	$11.43	6 years	133,807	11.50	7 years
Fair value of options granted				$1.15			$2.33

At December 31, 2011, stock options outstanding had an intrinsic value of $49,000 and 60,753 options remained available for grant under the stock option plan. Compensation expense amounted to $107,000 for the year ended December 31, 2011, $149,000 for the year ended December 31, 2010, and $148,000 for the year ended December 31, 2009. At December 31, 2011, $23,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 24 to 36 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

Awards vest at a rate of 20% per year. As of December 31, 2011, there were 66,370 shares vested or distributed to eligible participants under the RRP. Compensation expense related to the RRP amounted to $116,000 for the year ended December 31, 2011, $184,000 for the year ended December 31, 2010 and $168,000 for the year ended December 31, 2009. At December 31, 2011, $84,000 of unrecognized compensation cost related to the RRP is expected to be recognized in 24 to 36 months.

A summary of the status of unvested shares under the RRP for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	Weighted Average Grant Price	2010	Weighted Average Grant Price	2009	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	31,546	$9.43	36,530	$10.55	39,804	$11.50
Granted	-	-	11,900	7.88	9,996	8.01
Vested	(11,292)	10.24	(15,265)	11.04	(13,270)	11.50
Forfeited	(5,950)	11.50	(1,619)	8.01	-	-
Unvested shares outstanding at end of year	14,304	$7.92	31,546	$9.43	36,530	$10.55

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 13 – Stock-based Compensation (continued)

Employee Stock Ownership Plan (ESOP)

The Company established the ESOP for the benefit of eligible employees of the Company and the Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of December 31, 2011, the balance of the loan to the ESOP was $2.0 million and the fair value of unallocated shares was $1.8 million. As of December 31, 2011, there were 47,610 allocated shares and 190,440 unallocated shares compared to 39,675 allocated shares and 198,375 unallocated shares at December 31, 2010 and 31,740 allocated shares and 206,310 unallocated shares at December 31, 2009. The ESOP compensation expense was $81,000 for the year ended December 31, 2011, $64,000 for the year ended December 31, 2010, and $56,000 for the year ended December 31, 2009, based on 7,935 shares earned in each of those years.

Note 14 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of December 31, 2011 and 2010 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and December 31, 2010 are as follows:

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14 - Fair Value of Financial Instruments (continued)

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$15,078	$15,078	$-	$-
Municipal bonds	53,676	-	53,676	-
Mortgage-backed securities:
Collateralized mortgage obligations - private label	129	-	129	-
Collateralized mortgage obligations - government sponsored entities	60,771	-	60,771	-
Government National Mortgage Association	3,349	-	3,349	-
Federal National Mortgage Association	20,570	-	20,570	-
Federal Home Loan Mortgage Corporation	5,766	-	5,766	-
Asset-backed securities:
Private label	4,632	-	696	3,936
Government sponsored entities	189	-	189	-
Equity securities	5	-	5	-
Total	$164,165	$15,078	$145,151	$3,936
Measured at fair value on a non-recurring basis:
Impaired loans	$125	$-	$-	$125
Foreclosed real estate	315	-	-	315

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14 - Fair Value of Financial Instruments (continued)

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$9,104	$9,104	$-	$-
Municipal bonds	45,746	-	45,746	-
Mortgage-backed securities:
Collateralized mortgage obligations - private label	304	-	304	-
Collateralized mortgage obligations - government sponsored entities	73,396	-	73,396	-
Government National Mortgage Association	2,407	-	2,407	-
Federal National Mortgage Association	10,866	-	10,866	-
Federal Home Loan Mortgage Corporation	6,207	-	6,207	-
Asset-backed securities:
Private label	5,650	-	1,372	4,278
Government sponsored entities	237	-	237	-
Equity securities	7	-	7	-
Total	$153,924	$9,104	$140,542	$4,278
Measured at fair value on a non-recurring basis:
Foreclosed real estate	$10	$-	$-	$10

There were no reclassifications between the Level 1 and Level 2 categories for the year ended December 31, 2011.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14 - Fair Value of Financial Instruments (continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 and 2010:

	2011	2010

	(Dollars in thousands)
Beginning Balance	$4,278	$5,316
Total gains – realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income/(loss)	166	736
Total losses – realized/unrealized:
Included in earnings	-	(108)
Included in other comprehensive income (loss)	(75)	-
Purchases, issuances and settlements	-	-
Sales	-	(543)
Principal Paydowns	(433)	(1,123)
Transfers to Level 3	-	-

Ending Balance	$3,936	$4,278

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

Fair value on impaired loans is based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of December 31, 2011, impaired loans with a specific allowance had a gross carrying amount of $133,000 with a valuation allowance of $8,000, resulting in $8,000 additional provision for loan losses for the year ended December 31, 2011. As of December 31, 2010, there were no impaired loans with a specific reserve against them.

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

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14 - Fair Value of Financial Instruments (continued)

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$23,704	$23,704	$33,514	$33,514
Securities available for sale	164,165	164,165	153,924	153,924
Federal Home Loan Bank stock	2,219	2,219	2,401	2,401
Loans receivable	275,068	278,647	263,031	262,441
Accrued interest receivable	1,919	1,919	1,801	1,801

Financial liabilities:
Deposits	379,798	385,995	375,785	381,961
Short-term borrowings	6,910	6,910	5,000	5,000
Long-term debt	27,230	27,978	34,160	35,285
Accrued interest payable	80	80	126	126

Off-balance-sheet financial instruments	-	-	-	-

The following valuation techniques were used to measure fair value of assets in the above table:

Cash and cash equivalents (carried at cost)

The carrying amount of cash and cash equivalents approximates fair value.

Securities available for sale (carried at fair value)

The fair value of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. Level 2 securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers. Securities available for sale measured within the Level 3 category consist of private label asset-backed securities. Due to the severe disruption in the credit markets during 2008 through 2011, trading activity in privately issued asset-backed securities was very limited. The markets for such securities were generally characterized by a sharp reduction to total cessation of non-agency asset-backed securities issuances, a significant reduction in trading volumes and extremely wide bid-ask spreads, all driven by the lack of market participants. Although estimated prices were generally obtained for such securities, the Company was significantly restricted in the level of market observable assumptions used in the valuation of its privately issued asset-backed securities portfolio. In addition to obtaining estimated prices from independent parties, the Company also performed internal modeling to estimate the fair value of private label asset-backed securities included in the Level 3 fair value hierarchy as of December 31, 2011 and 2010 using a methodology similar to that described in fair value measurement guidance under GAAP. The Company’s internal modeling techniques included discounting estimated bond-specific cash flows using assumptions of loan level cash flows, including estimates about the timing and amount of credit losses and prepayments. The Company used an implied discount rate of 12%-15%

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14 - Fair Value of Financial Instruments (continued)

to determine the Level 3 fair value. In valuing investment securities at December 31, 2011 and 2010, the Company considered the results of its modeling and the values provided by the independent parties, but relied predominantly on the latter.

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

Deposits (carried at cost)

The fair value of deposits with no stated maturity, such as savings, money market and checking is the amount payable on demand at the reporting date. The fair value of time deposits is based on the discounted value of contractual cash flows at current rates of interest for similar deposits using market rates currently offered for deposits of similar remaining maturities.

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

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 15 - Regulatory Capital Requirements (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk weighted assets, tangible equity to tangible assets and Tier 1 capital to adjusted total assets. As of December 31, 2011, the Bank meets all capital adequacy requirements to which it is subject.

The Company, as a savings and loan holding company, is not currently subject to formula based capital requirements at the holding company level. However, the Company is required by regulation to maintain adequate capital to support its business activities. Effective July 2011, the Federal Reserve Board became the regulator of the Company as a result of the Dodd-Frank Act. It is expected that the Federal Reserve Board will require holding companies to maintain certain regulatory capital levels in the future to serve as a source of strength to the Bank.

The most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2011:
Total capital (to risk-weighted assets)	$54,773	21.81%	$	≥20,094	≥8.0%	$	≥25,118	≥10.0%
Tier 1 capital (to adjusted total assets)	53,420	11.18		≥19,104	≥4.0		≥23,881	≥5.0
Tangible equity (to tangible assets)	53,420	11.18		≥7,164	>1.5		N/A	N/A
Tier 1 capital (to risk-weighted assets)	53,420	21.27		≥10,047	≥4.0		≥15,071	≥6.0

As of December 31, 2010:
Total capital (to risk-weighted assets)	$49,862	20.44%	$	≥19,518	≥8.0%	$	≥24,397	≥10.0%
Tier 1 capital (to adjusted total assets)	48,915	10.28		≥19,031	≥4.0		≥23,789	≥5.0
Tangible equity (to tangible assets)	48,915	10.28		≥ 7,137	≥1.5		N/A	N/A
Tier 1 capital (to risk-weighted assets)	48,915	20.05		≥ 9,759	≥4.0		≥14,638	≥6.0

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 15 - Regulatory Capital Requirements (continued)

Following is a reconciliation of Lake Shore Savings Bank’s consolidated GAAP capital to regulatory Tier 1 and Total capital at December 31, 2011 and December 31, 2010:

	December 31,
	2011	2010
	(Dollars in thousands)
GAAP (Equity) Capital	$58,439	$48,329
Plus:
Unrealized (gains) losses on available-for-sale securities, net of tax	(5,019)	586

Tier 1 Capital	53,420	48,915
Plus:
Allowance for loan losses (1)	1,358	953
Less:
Other investments required to be deducted	5	6

Total Regulatory Capital	$54,773	$49,862

(1) Does not include specific reserve set aside for impaired loans as per regulatory capital requirements.

Note 16 – Earnings per Share

Earnings per share was calculated for the years ended December 31, 2011, 2010 and 2009, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the ESOP and unearned shares held by the RRP. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 16 – Earnings per Share

The calculated basic and diluted earnings per share are as follows:

	For the year ended December 31,
	2011	2010	2009
Numerator – net income	$3,680,000	$3,043,000	$2,161,000
Denominators:
Basic weighted average shares outstanding	5,692,316	5,783,196	5,898,170
Increase in weighted average shares outstanding due to: (1)
Stock Options	4,221	-	-
Unvested shares outstanding	97	-	-
Diluted weighted average shares outstanding	5,696,634	5,783,196	5,898,170

Earnings per share:
Basic	$0.65	$0.53	$0.37
Diluted	$0.65	$0.53	$0.37

(1)
Stock options to purchase 206,643 shares under the Stock Option Plan at $11.50 per share and restricted unvested shares of 3,246 under the RRP were outstanding during 2011, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Stock options to purchase 249,455 shares under the Stock Option Plan at $11.07 per share and restricted unvested shares of 27,655 under the RRP were outstanding during 2010, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Stock options to purchase 238,258 shares under the Stock Option Plan at $11.22 per share and restricted unvested shares of 34,602 under the RRP were outstanding during 2009, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	December 31,
	2011	2010
	(Dollars in thousands)

Commitments to grant loans	$3,984	$7,866
Unfunded commitments under lines of credit	$26,304	$27,065

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 17 – Commitments To Extend Credit (continued)

commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At December 31, 2011 and 2010, the Company’s fixed rate loan commitments totaled $2.0 million and $5.5 million, respectively. The range of interest rates on these fixed rate commitments were 4.10% to 7.00% at December 31, 2011.

Note 18 – Parent Company Only Financial Information

Parent Company (Lake Shore Bancorp, Inc.) only condensed financial information is as follows:

Statements of Financial Condition

	December 31,	December 31,
	2011	2010
	(Dollars in thousands)
Assets
Cash and due from banks	$2,508	$2,467
Securities available for sale	864	1,726
Investment in subsidiary	58,439	48,329
ESOP loans receivable	2,046	2,132
Other assets	11	567
Total assets	$63,868	$55,221

Liabilities and Stockholders’ Equity
Other liabilities	$(79)	$11
Total stockholders’ equity	63,947	55,210
Total liabilities and stockholders’ equity	$63,868	$55,221

Statements of Income	For the Year Ended
	December 31,
	2011	2010	2009
	(Dollars in thousands)
Interest Income	$226	$273	$306
Dividend from Bank Subsidiary	-	-	2,000
Impairment of equity investment in unconsolidated entity	(500)	-	-
Total Income (Loss)	(274)	273	2,306
Non-Interest Expenses	418	444	548

Income (loss) before income taxes and equity in undistributed net income of subsidiary	(692)	(171)	1,758

Income tax benefit	(100)	(88)	(111)
Income (loss) before undistributed net income of subsidiary	(592)	(83)	1,869
Equity in undistributed net income of subsidiary	4,272	3,126	292
Net Income	$3,680	$3,043	$2,161

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 18 – Parent Company Only Financial Information (continued)

Statements of Cash Flows	2011	For the Year Ended December 31, 2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$3,680	$3,043	$2,161
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization of investment securities	(9)	(9)	6
Impairment of equity investment in unconsolidated entity	500	-	-
Depreciation and amortization	-	-	2
Deferred income tax expense (benefit)	-	1	(1)
ESOP shares committed to be released	81	64	56
Stock based compensation expense	223	333	316
Decrease in accrued interest receivable	4	3	4
Increase in other assets	(155)	(244)	(375)
Increase (decrease) in other liabilities	(110)	11	-
Equity in undistributed earnings of subsidiary	(4,272)	(3,126)	(292)
Net Cash (Used In) Provided by Operating Activities	(58)	76	1,877

Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities, prepayments and calls	829	765	1,161
Payments received on ESOP loan	86	85	85
Net Cash Provided by Investing Activities	915	850	1,246

Cash Flows from Financing Activities
Cash dividends paid	(647)	(530)	(465)
Purchase of treasury stock	(169)	(1,624)	(719)
Net Cash Used in Financing Activities	(816)	(2,154)	(1,184)
Net Increase (Decrease) in Cash and Cash Equivalents	41	(1,228)	1,939
Cash and Cash Equivalents – Beginning	2,467	3,695	1,756

Cash and Cash Equivalents – Ending	$2,508	$2,467	$3,695

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 19 – Quarterly Financial Data – Unaudited

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(Dollars in thousands, except per share amounts)
Total interest income	$5,202	$5,212	$5,221	$5,130
Total interest expense	1,336	1,384	1,413	1,503

Net interest income	3,866	3,828	3,808	3,627
Provision for loan losses	120	10	265	20

Net interest income after provision for loan losses	3,746	3,818	3,543	3,607

Total non-interest income	13	528	545	580

Total non-interest expense	2,694	2,778	2,833	3,002

Income before income taxes	1,065	1,568	1,255	1,185

Income tax expense	478	412	268	235

Net Income	$587	$1,156	$987	$950

Basic and diluted earnings per share	$0.10	$0.20	$0.17	$0.17

	Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(Dollars in thousands, except per share amounts)
Total interest income	$5,034	$4,946	$5,004	$4,942
Total interest expense	1,576	1,604	1,589	1,547

Net interest income	3,458	3,342	3,415	3,395
Provision for loan losses	140	1,725	200	50

Net interest income after provision for loan losses	3,318	1,617	3,215	3,345

Total non-interest income	695	1,632	581	546

Total non-interest expense	2,834	2,836	2,942	2,921

Income before income taxes	1,179	413	854	970

Income tax expense (benefit)	284	(365)	205	249

Net Income	$895	$778	$649	$721

Basic and diluted earnings per share	$0.16	$0.13	$0.11	$0.12

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 20 – Treasury Stock

During the year ended December 31, 2011, the Company repurchased 17,950 shares of common stock at an average cost of $9.39 per share. Of these shares 15,000 were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 2,950 shares were repurchased from the trustee of the Company’s unvested RRP stock, when two awardees sold vested shares. As of December 31, 2011, there were 91,510 shares remaining to be repurchased under the existing stock repurchase program.

During the year ended December 31, 2010, the Company repurchased 200,080 shares of common stock at an average cost of $8.12 per share. Of these shares 197,640 were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 2,440 shares were repurchased from the trustee of the Company’s unvested RRP stock, when two awardees sold vested shares.

Note 21 – Subsequent Events

On January 25, 2012, the Board of Directors declared a quarterly dividend of $0.07 per share on the Company’s common stock, payable on February 22, 2012 to shareholders of record as of February 8, 2012. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 61.2% of the Company’s total outstanding stock, elected to waive its right to receive cash dividends of approximately $254,000 for the three month period ended December 31, 2011 and $1.0 million for the year ended December 31, 2011. Cumulatively, Lake Shore, MHC has waived approximately $3.9 million of cash dividends as of December 31, 2011. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.