Form 10-Q
period 2012-03-31
Lake Shore Bancorp, Inc.
filed 2012-05-15
CIK 1341318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common stock ($0.01 par value) 5,939,132 shares outstanding as of May 1, 2012.

PART I

Item 1. Financial Statements
LAKE SHORE BANCORP, INC. and SUBSIDIARY
Consolidated Statements of Financial Condition

	March 31, 2012	December 31, 2011
	(Unaudited)
	(Dollars in thousands, except per share data)

Assets

Cash and due from banks	$7,226	$7,031
Interest earning deposits	7,019	5,402
Federal funds sold	15,418	11,271

Cash and Cash Equivalents	29,663	23,704

Securities available for sale	168,075	164,165
Federal Home Loan Bank stock, at cost	2,143	2,219
Loans receivable, net of allowance for loan losses 2012 $1,325; 2011 $1,366	270,373	275,068
Premises and equipment, net	8,550	8,530
Accrued interest receivable	1,989	1,919
Bank owned life insurance	11,435	11,376
Other assets	1,911	1,616

Total Assets	$494,139	$488,597

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Interest bearing	$357,200	$352,369
Non-interest bearing	30,782	27,429

Total Deposits	387,982	379,798

Short-term borrowings	13,070	6,910
Long-term debt	19,370	27,230
Advances from borrowers for taxes and insurance	2,196	3,148
Other liabilities	7,183	7,564

Total Liabilities	429,801	424,650

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 5,939,132 shares outstanding at March 31, 2012 and December 31, 2011	66	66
Additional paid-in capital	27,982	27,987
Treasury stock, at cost (673,368 shares at March 31, 2012 and December 31, 2011)	(6,260)	(6,260)
Unearned shares held by ESOP	(2,025)	(2,046)
Unearned shares held by RRP	(593)	(606)
Retained earnings	40,630	39,770
Accumulated other comprehensive income	4,538	5,036

Total Stockholders’ Equity	64,338	63,947

Total Liabilities and Stockholders’ Equity	$494,139	$488,597

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2012	2011
	(Unaudited) (Dollars in thousands except per share data)
Interest Income
Loans, including fees	$3,597	$3,505
Investment securities, taxable	1,010	1,144
Investment securities, tax-exempt	469	467
Other	4	14
Total Interest Income	5,080	5,130
Interest Expense
Deposits	1,081	1,212
Short-term borrowings	10	7
Long-term debt	147	256
Other	27	28
Total Interest Expense	1,265	1,503

Net Interest Income	3,815	3,627

(Credit) Provision for loan losses	(35)	20

Net Interest Income after (Credit) Provision for Loan Losses	3,850	3,607

Non-interest income
Service charges and fees	419	421
Earnings on bank owned life insurance	59	63
Recovery on previously impaired investment securities	-	57
Other	43	39
Total Non-Interest Income	521	580

Non-interest expenses

Salaries and employee benefits	1,537	1,547
Occupancy and equipment	442	461
Professional services	316	273
Advertising	172	123
Data processing	152	139
FDIC Insurance	66	122
Postage and Supplies	61	75
Other	321	262
Total Non-Interest Expenses	3,067	3,002

Income before Income Taxes	1,304	1,185

Income tax expense	297	235

Net Income	$1,007	$950

Basic and diluted earnings per common share	$0.18	$0.17
Dividends declared per share	$0.07	$0.07

See notes to consolidated financial statements.

LAKE SHORE BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
	(Unaudited) (Dollars in thousands)

Net Income	$1,007	$950
Other Comprehensive Income, net of tax:
Unrealized holding gains (losses) on securities available for sale	(498)	784
Reclassification adjustment for recovery on previously impaired securities	-	(35)

Total Other Comprehensive (Loss) Income	(498)	749

Total Comprehensive Income	$509	$1,699

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2012 and 2011 (unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares Held by ESOP	Unearned Shares Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except share and per share data)
Balance – January 1, 2011	$66	$27,920	$(6,091)	$(2,132)	$(757)	$36,737	$(533)	$55,210

Net income	-	-	-	-	-	950	-	950
Other comprehensive income, net of tax	-	-	-	-	-	-	749	749
ESOP shares earned (1,984 shares)	-	(1)	-	22	-	-	-	21
Stock based compensation	-	36	-	-	-	-	-	36
RRP shares earned (4,251 shares)	-	(11)	-	-	57	-	-	46
Purchase of treasury stock, at cost (17,950 shares)	-	-	(169)	-	-	-	-	(169)
Cash dividends declared ($0.07 per share)	-	-	-	-	-	(148)	-	(148)
Balance – March 31, 2011	$66	$27,944	$(6,260)	$(2,110)	$(700)	$37,539	$216	$56,695

Balance – January 1, 2012	$66	$27,987	$(6,260)	$(2,046)	$(606)	$39,770	$5,036	$63,947
Net income	-	-	-	-	-	1,007	-	1,007
Other comprehensive loss, net of tax	-	-	-	-	-	-	(498)	(498)
ESOP shares earned (1,984 shares)	-	(2)	-	21	-	-	-	19
Stock based compensation	-	2	-	-	-	-	-	2
RRP shares earned (978 shares)	-	(5)	-	-	13	-	-	8
Cash dividends declared ($0.07 per share)	-	-	-	-	-	(147)	-	(147)
Balance – March 31, 2012	$66	$27,982	$(6,260)	$(2,025)	$(593)	$40,630	$4,538	$64,338

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS of CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Unaudited) (Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$1,007	$950
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	71	17
Amortization of deferred loan costs	143	126
(Credit) Provision for loan losses	(35)	20
Recovery on previously impaired available for sale securities	-	(57)
Originations of loans held for sale	(156)	-
Proceeds from sales of loans held for sale	156	-
Depreciation and amortization	160	166
Increase in bank owned life insurance, net	(59)	(63)
ESOP shares committed to be released	19	21
Stock based compensation expense	10	82
Increase in accrued interest receivable	(70)	(314)
Decrease in other assets	100	954
Decrease in other liabilities	(67)	(261)

Net Cash Provided by Operating Activities	1,279	1,641

Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities, prepayments and calls	7,531	6,329
Purchases	(12,324)	(10,490)
Redemptions of Federal Home Loan Bank Stock	76	4
Loan origination and principal collections, net	4,192	(3,298)
Additions to premises and equipment	(180)	(88)

Net Cash Used in Investing Activities	(705)	(7,543)

Cash Flows from Financing Activities
Net increase in deposits	8,184	979
Net decrease in advances from borrowers for taxes and insurance	(952)	(927)
Net increase in short-term borrowings	6,160	3,800
Repayment of long-term debt	(7,860)	(3,890)
Purchase of Treasury Stock	-	(169)
Cash dividends paid	(147)	(148)

Net Cash Provided by (Used In) Financing Activities	5,385	(355)

Net Increase (Decrease) in Cash and Cash Equivalents	5,959	(6,257)

Cash and Cash Equivalents – Beginning	23,704	33,514

Cash and Cash Equivalents – Ending	$29,663	$27,257
Supplementary Cash Flows Information
Interest paid	$1,297	$1,535
Income taxes paid	$238	$-
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$413	$-
Securities purchased and not settled	$-	$3,681

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

The interim financial statements included herein as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2011. The consolidated results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2012.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet as of March 31, 2012 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 – NEW ACCOUNTING STANDARDS

The Company adopted ASU 2011-04, “Fair Value Measurement (“Subtopic 820”): “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) effective January 1, 2012. ASU 2011-04 creates common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change to the application of the requirements in Subtopic 820. Some of the amendments clarify the application of existing fair value measurement requirements. Other amendments change a particular principal or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 2 – NEW ACCOUNTING STANDARDS (continued)

The Company adopted ASU 2011-05, “Comprehensive Income (“Subtopic 220”): “Presentation of Comprehensive Income” (“ASU 2011-05”) effective January 1, 2012. ASU 2011-05 provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company has chosen to present the components of net income and the components of other comprehensive income in two separate but consecutive statements. The amendments in ASU 2011-05 do not change the items that must be reported; how they are reported in other comprehensive income; or when an item of other comprehensive income must be reclassified to net income. In December, 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05” (“ASU 2011-12”), in response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years. The FASB has deferred the implementation date of the reclassification portion of the ASU 2011-05 provision to allow time for further consideration. The amendments do not affect how earnings per share is calculated or presented. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and fair value of securities are as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)

Securities Available for Sale:

U.S. Treasury bonds	$12,925	$1,702	$-	$14,627
Municipal bonds	51,698	4,047	(37)	55,708
Mortgage-backed securities:

Collateralized mortgage obligations - private label	120	2	-	122
Collateralized mortgage obligations - government sponsored entities	59,714	1,076	(194)	60,596
Government National Mortgage Association	3,035	202	-	3,237
Federal National Mortgage Association	20,672	927	(13)	21,586
Federal Home Loan Mortgage Corporation	7,006	481	(21)	7,466
Asset-backed securities - private label	5,315	401	(1,171)	4,545
Asset-backed securities - government sponsored entities	166	15	-	181
Equity securities	22	-	(15)	7

	$160,673	$8,853	$(1,451)	$168,075

NOTE 3 – INVESTMENT SECURITIES (continued)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Securities Available for Sale:

U.S. Treasury bonds	$12,935	$2,143	$-	$15,078
Municipal bonds	49,561	4,115	-	53,676
Mortgage-backed securities:

Collateralized mortgage obligations - private label	133	-	(4)	129
Collateralized mortgage obligations - government sponsored entities	59,669	1,127	(25)	60,771
Government National Mortgage Association	3,141	208	-	3,349
Federal National Mortgage Association	19,612	958	-	20,570
Federal Home Loan Mortgage Corporation	5,246	520	-	5,766
Asset-backed securities - private label	5,459	378	(1,205)	4,632
Asset-backed securities - government sponsored entities	173	16	-	189
Equity securities	22	-	(17)	5

	$155,951	$9,465	$(1,251)	$164,165

All of our collateralized mortgage obligations are backed by residential mortgages.

At March 31, 2012 and December 31, 2011, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At March 31, 2012, thirty-two municipal bonds with a cost of $10.0 million and fair value of $11.1 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at March 31, 2012, eleven municipal bonds with a cost of $4.1 million and a fair value of $4.5 million were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2011, thirty-two municipal bonds with a cost of $10.0 million and fair value of $11.2 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at December 31, 2011, eleven municipal bonds with a cost of $4.1 million and a fair value of $4.6 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

NOTE 3 – INVESTMENT SECURITIES (continued)

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)

March 31, 2012
Municipal bonds	$1,750	$(37)	$-	$-	$1,750	$(37)
Mortgage-backed securities	10,269	(228)	-	-	10,269	(228)
Asset-backed securities – private label	-	-	3,785	(1,171)	3,785	(1,171)
Equity securities	-	-	7	(15)	7	(15)
	$12,019	$(265)	$3,792	$(1,186)	$15,811	$(1,451)

December 31, 2011

Mortgage-backed securities	$6,982	$(29)	$-	$-	$6,982	$(29)
Asset-backed securities - private label	-	-	3,846	(1,205)	3,846	(1,205)
Equity securities	-	-	5	(17)	5	(17)
	$6,982	$(29)	$3,851	$(1,222)	$10,833	$(1,251)

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly.

The Company determines whether the unrealized losses in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities” are other-than-temporary, The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral and the continuing performance of the securities.

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

At March 31, 2012 the Company’s investment portfolio included eight mortgage-backed securities and eight municipal bonds in the unrealized losses less than twelve months category. The mortgage-backed securities and municipal bonds were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, and the credit ratings remained strong. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

NOTE 3 – INVESTMENT SECURITIES (continued)

At March 31, 2012, the Company had one equity security, and four private-label asset-backed securities in the unrealized loss of twelve months or more category. The Company’s investment in equity securities is a requirement of its membership with the FHLMC. The equity security was not evaluated further for OTTI, despite the percentage of unrealized losses, due to immateriality. One of the four private label securities in this category was not evaluated further for OTTI, as the unrealized loss was less than 20% of book value. The temporary impairment was due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the security was purchased. The Company expects this security to be repaid in full, with no losses realized. Management does not intend to sell this security and it is more likely than not that it will not be required to sell this security.

The remaining private label asset-backed securities in this category were subject to a formal OTTI review as the unrealized losses were greater than 20% of book value for the individual security, or the related credit ratings were below investment grade, or the Company’s analysis indicated a possible loss of principal. The following table provides additional information relating to these private-label asset-backed securities as of March 31, 2012 (dollars in thousands):

					Delinquent %
Security	Book Value	Fair Value	Unrealized Gain/(Loss)	Lowest Rating	Over 60 days	Over 90 days	Foreclosure/OREO / Bankruptcy %	OREO %
1	$2,000	$1,320	$(680)	C	41.50%	39.60%	15.20%	3.00%
2	1,288	971	(317)	CCC	36.60%	34.60%	14.80%	3.40%
3	1,000	836	(164)	CCC	22.90%	21.20%	13.10%	0.60%
Total	$4,288	$3,127	$(1,161)

The three private-label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these three private-label asset-backed securities occurred due to the current challenging economic environment, high unemployment rates, a continued decline in housing values in many areas of the country, and increased delinquency trends. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value did not reflect the need to record initial OTTI charges against earnings as of March 31, 2012 as the calculations of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. Management also concluded that it does not intend to sell the securities and that it is more likely than not it will not be required to sell the securities.

The unrealized losses shown in the above table, were recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

NOTE 3 – INVESTMENT SECURITIES (continued)

The following table presents a summary of the credit related OTTI charges recognized as components of earnings:

	For the Three Months Ended March 31, 2012	For the Year Ended December 31, 2011
	(Dollars in thousands)
Beginning balance	$1,084	$1,176

Reductions:
Losses realized during the period on OTTI previously recognized	(12)	(35)
Receipt of cash flows on previously recorded OTTI	-	(57)
Ending balance	$1,072	$1,084

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)

March 31, 2012
After five years through ten years	$17,402	$19,306
After ten years	47,221	51,029
Mortgage-backed securities	90,547	93,007
Asset-backed securities	5,481	4,726
Equity securities	22	7
	$160,673	$168,075

During the three months ended March 31, 2012 and 2011, the Company did not sell any available for sale securities.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

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

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

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

●
Construction– are loans to finance the construction of either one-to four-family owner occupied homes or commercial real estate. At the end of the construction period, the loan automatically converts to either a conventional or commercial mortgage, as applicable. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the estimated cost of construction.

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

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2011 and 2012 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of March 31, 2012:

		Real Estate Loans			Other Loans
	One-to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

March 31, 2011
Allowance for Loan Losses:
Balance – January 1, 2011	$407	$141	$278	$1	$104	$21	$1	$953
Charge-offs	-	(29)	-	-	-	(5)	-	(34)
Recoveries	4	-	-	-	-	1	-	5
(Credit) Provision	(105)	(22)	72	(1)	73	4	(1)	20
Balance – March 31, 2011	$306	$90	$350	$-	$177	$21	$-	$944

March 31, 2012
Allowance for Loan Losses:
Balance – January 1, 2012	$441	$125	$522	$-	$265	$13	$-	$1,366
Charge-offs	(6)	-	-	-	(1)	-	-	(7)
Recoveries	1	-	-	-	-	-	-	1
(Credit) Provision	(55)	(59)	197	-	(118)	(3)	3	(35)
Balance – March 31, 2012	$381	$66	$719	$-	$146	$10	$3	$1,325

Ending Balance: individually evaluated for impairment	$-	$-	$8	$-	$-	$-	$-	$8
Ending balance: collectively evaluated for impairment	$381	$66	$711	$-	$146	$10	$3	$1,317
Gross Loans Receivable (1):
Ending balance	$176,238	$30,306	$48,188	$504	$12,029	$1,762	$-	$269,027
Ending balance: individually evaluated for impairment	$-	$-	$228	$-	$13	$-	$-	$241
Ending balance: collectively evaluated for impairment	$176,238	$30,306	$47,960	$504	$12,016	$1,762	$-	$268,786

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,325) or deferred loan costs of $2,671.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

The following table summarizes the activity in the allowance for loan losses for the year ended December 31, 2011 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of December 31, 2011:

		Real Estate Loans			Other Loans
	One-to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
December 31, 2011
Allowance for Loan Losses:
Balance – December 31, 2011	$441	$125	$522	$-	$265	$13	$-	$1,366

Ending Balance: individually evaluated for impairment	$-	$-	$8	$-	$-	$-	$-	$8
Ending balance: collectively evaluated for impairment	$441	$125	$514	$-	$265	$13	$-	$1,358

Gross Loans Receivable (1):
Ending balance	$182,922	$30,671	$44,776	$519	$12,911	$1,948	$-	$273,747
Ending balance: individually evaluated for impairment	$-	$-	$133	$-	$-	$-	$-	$133
Ending balance: collectively evaluated for impairment	$182,922	$30,671	$44,643	$519	$12,911	$1,948	$-	$273,614

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,366) or deferred loan costs of $2,687.

Although the allocations noted above are by loan type, the allowance for loan losses is general in nature and is available to offset losses from any loan in the Company’s portfolio.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

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

The following is a summary of information pertaining to impaired loans for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
	At March 31, 2012			For the three months ended March 31, 2012
With no related allowance recorded:
Commercial real estate	$95	$95	$-	$95	$-
Commercial loans	13	13	-	13	-
With an allowance recorded:
Commercial real estate	133	133	8	133	3
Total	$241	$241	$8	$241	$3

	At December 31, 2011			For the year ended December 31, 2011
With no related allowance recorded:
Commercial real estate	$-	$-	$-	$131	$14
With an allowance recorded:
Commercial real estate	133	133	8	245	16
Total	$133	$133	$8	$376	$30

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

The following table provides an analysis of past due loans as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
March 31, 2012:
Real Estate Loans:
Residential, one-to four-family	$845	$296	$1,507	$2,648	$173,590	$176,238
Home equity	76	42	179	297	30,009	30,306
Commercial	-	-	228	228	47,960	48,188
Construction	-	-	-	-	504	504
Other Loans:
Commercial	55	14	13	82	11,947	12,029
Consumer	21	-	13	34	1,728	1,762
Total	$997	$352	$1,940	$3,289	$265,738	$269,027

December 31, 2011:
Real Estate Loans:
Residential, one-to four-family	$949	$608	$1,989	$3,546	$179,376	$182,922
Home equity	403	51	157	611	30,060	30,671
Commercial	890	39	228	1,157	43,619	44,776
Construction	-	-	-	-	519	519
Other Loans:
Commercial	41	3	159	203	12,708	12,911
Consumer	58	4	28	90	1,858	1,948
Total	$2,341	$705	$2,561	$5,607	$268,140	$273,747

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

The following table is a summary of nonaccrual loans and accruing loans delinquent 90 days or more by loan class for the dates indicated:

	At March 31, 2012	At December 31, 2011
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real Estate Loans:
Residential, one-to four-family	$113	$328
Home equity	33	21
Commercial	-	-
Construction	-	-
Other loans:
Commercial	-	87
Consumer	6	23
Total	$152	$459

Loans accounted for on a non-accrual basis:
Real Estate Loans:
Residential, one-to four-family	$1,732	$1,821
Home Equity	186	209
Commercial	228	228
Construction	-	-
Other loans:
Commercial	81	76
Consumer	8	5
Total	$2,235	$2,339

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance. Interest income not recognized on non-accrual loans during the three month period ended March 31, 2012 and March 31, 2011 was $42,000 and $25,000 respectively.

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

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

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

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of March 31, 2012 and December 31, 2011:

	Pass/ Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
March 31, 2012
Real Estate Loans:
Residential, one-to four-family	$174,276	$-	$1,864	$37	$61	$176,238
Home equity	30,002	-	304	-	-	30,306
Commercial	42,995	4,886	79	228	-	48,188
Construction	504	-	-	-	-	504
Other Loans:
Commercial	11,158	599	162	110	-	12,029
Consumer	1,753	-	8	-	1	1,762
Total	$260,688	$5,485	$2,417	$375	$62	$269,027
December 31, 2011
Real Estate Loans:
Residential, one-to four-family	$180,606	$-	$1,991	$265	$60	$182,922
Home Equity	30,270	-	401	-	-	30,671
Commercial	41,234	3,233	81	228	-	44,776
Construction	519	-	-	-	-	519
Other Loans:
Commercial	11,252	1,313	241	105	-	12,911
Consumer	1,940	-	8	-	-	1,948
Total	$265,821	$4,546	$2,722	$598	$60	$273,747

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

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

For the three months ended March 31, 2012, nine one-to four-family real estate loans with aggregate balances of $558,000 were modified and not classified as TDRs. For the modified loans, not classified as TDRs, the interest rate was lowered due to the lower rate environment in order to maintain the customer lending relationship. In the second quarter of 2011, one home equity loan for $31,000 was modified and classified as a TDR. The TDR home equity loan was modified due to the borrower’s financial difficulties, in which case past due post petition payments and attorney fees were capitalized as part of the loan balance, increasing the balance to $34,000 from $31,000, and the loan term was extended by 8 years with no change in interest rate. This loan was classified as a substandard loan with no specific reserve established and was 150 days past due under the modified terms at March 31, 2012.

NOTE 5 – EARNINGS PER SHARE

Earnings per share was calculated for the three months ended March 31, 2012 and 2011, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and unearned shares held by the Recognition and Retention Plan (“RRP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Numerator – net income	$1,007,000	$950,000
Denominators:
Basic weighted average shares outstanding	5,701,426	5,690,307
Increase in weighted average shares outstanding due to (1):
Stock options	3,947	3,614
Unvested restricted stock awards	718	1,384
Diluted weighted average shares outstanding	5,706,091	5,695,305
Earnings per share:
Basic	$0.18	$0.17
Diluted	$0.18	$0.17

(1)
Stock options to purchase 206,643 shares under the Company’s 2006 Stock Option Plan (the “Stock Option Plan”) at $11.50 per share were outstanding during the three month period ended March 31, 2012 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Stock options to purchase 219,289 shares under the Stock Option Plan at $11.50 per share and restricted unvested shares of 9,997 under the RRP plan were outstanding during the three month period ended March 31, 2011, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 6– COMMITMENTS TO EXTEND CREDIT

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

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Commitments to grant loans	$4,043	$3,984
Unfunded commitments under lines of credit	$27,252	$26,304

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.At March 31, 2012 and December 31, 2011, the Company’s fixed rate loan commitments totaled $3.4 million and $2.0 million, respectively.The range of interest rates on these fixed rate commitments was 4.38% to 10.00% at March 31, 2012.

NOTE 7– STOCK-BASED COMPENSATION

As of March 31, 2012, the Company had three stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $29,000 and $103,000 for the three months ended March 31, 2012 and 2011, respectively.

Stock Option Plan

The Company’s 2006 Stock Option Plan (the “Stock Option Plan”), which was approved by the Company’s shareholders, permits the grant of options to its employees and non-employee directors for up to 297,562 shares of common stock.

Both incentive stock options and non-qualified stock options may be granted under the Stock Option Plan. The exercise price of each stock option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years. The stock options generally vest over a five year period.

NOTE 7– STOCK-BASED COMPENSATION (continued)

A summary of the status of the Stock Option Plan as of March 31, 2012 and 2011 is presented below:

	March 31, 2012			March 31, 2011
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life

Outstanding at beginning of year	236,809	$11.05		249,455	$11.07
Granted	-			-
Forfeited	-			-
Outstanding at end of quarter	236,809	$11.05		249,455	$11.07
Options exercisable at end of quarter	221,845	$11.26	4 years	186,046	$11.32	5 years

At March 31, 2012, stock options outstanding had an intrinsic value of $62,000 and 60,753 options remained available for grant under the Stock Option Plan. Compensation expense amounted to $2,000 for the quarters ended March 31, 2012 and $36,000 for the quarter ended March 31, 2011. At March 31, 2012, $20,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 21 to 33 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

Awards vest at a rate of 20% per year. As of March 31, 2012, there were 70,344 shares vested or distributed to eligible participants under the RRP. Compensation expense amounted to $8,000 for the quarter ended March 31, 2012 and $46,000 for the quarter ended March 31, 2011. At March 31, 2012, $76,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 21 to 33 months.

A summary of the status of unvested shares under the RRP for the three months ended March 31, 2012 and 2011 is as follows:

	March 31, 2012	Weighted Average Grant Price	March 31, 2011	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	14,304	$7.92	31,546	$9.43
Granted	-	-	-	-
Vested	(3,974)	7.93	(3,975)	7.93
Forfeited	-	-	-	-

Unvested shares outstanding at end of quarter	10,330	$7.92	27,571	$9.64

NOTE 7– STOCK-BASED COMPENSATION (continued)

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of March 31, 2012, the balance of the loan to the ESOP was $2.0 million and the fair value of unallocated shares was $1.9 million. As of March 31, 2012, there were 49,594 allocated shares and 188,456 unallocated shares compared to 41,659 allocated shares and 196,391 unallocated shares at March 31, 2011. The ESOP compensation expense was $19,000 for the quarter ended March 31, 2012 and $21,000 for the quarter ended March 31, 2011 based on 1,984 shares earned in each of those quarters.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of March 31, 2012 and December 31, 2011 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.

Level 3: Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011 were as follows:

NOTE 8– FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	Fair Value Measurements at March 31, 2012
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$14,627	$14,627	$-	$-
Municipal bonds	55,708	-	55,708	-
Mortgage-backed securities:
Collateralized mortgage obligations - private label	122	-	122	-
Collateralized mortgage obligations - government sponsored entities	60,596	-	60,596	-
Government National Mortgage Association	3,237	-	3,237	-
Federal National Mortgage Association	21,586	-	21,586	-
Federal Home Loan Mortgage Corporation	7,466	-	7,466	-
Asset-backed securities:
Private label	4,545	-	658	3,887
Government sponsored entities	181	-	181	-
Equity securities	7	-	7	-
Total	$168,075	$14,627	$149,561	$3,887
Measured at fair value on a non-recurring basis:
Foreclosed real estate	$635	$-	$-	$635

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer. There were no reclassifications between the Level 1 and Level 2 categories for the three months ended March 31, 2012.

NOTE 8– FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	Fair Value Measurements at December 31, 2011
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

Level 2 inputs for assets or liabilities measured at fair value on a recurring basis might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

NOTE 8– FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities, private-label, for the three months ended March 31, 2012 and 2011:

	2012	2011
	(Dollars in thousands)

Beginning Balance	$3,936	$4,278
Total gains – realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income	56	70
Total losses – realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income	-	(13)
Purchases, issuances and settlements	-	-
Sales	-	-
Principal Paydowns	(105)	(123)
Transfers to (out of) Level 3	-	-

Ending Balance	$3,887	$4,212

Both observable and unobservable inputs may be used to determine the fair value of assets and liabilities measured on a recurring basis that the Company has classified within the Level 3 category. As a result, any unrealized gains and losses for assets within the Level 3 category may include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The following table presents additional quantitative information about the Level 3 inputs for the asset backed securities, private-label category. The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of March 31, 2012 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value Estimate	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
Asset-backed Securities – Private Label	$3,887	Prime First and Second Lien-Residential Real Estate	CCC thru D	2 - 6	4.0% - 13.0%	70.0% -100.0%

Level 3 inputs are determined by internal management with inputs from its third party financial advisor on a quarterly basis. The significant unobservable inputs used in the fair value measurement of the reporting entity’s asset-backed, private label securities are prepayment rates, probability of default and loss severity in the event of default. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

NOTE 8– FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Fair value on impaired loans is based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of March 31, 2012, impaired loans had a gross carrying amount of $108,000 without a specific allowance. As of December 31, 2011, impaired loans with a specific allowance had a gross carrying amount of $133,000 with a valuation allowance of $8,000, resulting in no additional provision for loan losses for the three months ended December 31, 2011. The use of independent appraisals, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral and impaired loans are therefore classified within level 3 of the fair value hierarchy.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value based on recent appraisals less estimated selling costs and which has been subsequently written down during the period. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral and foreclosed real estate is therefore classified within level 3 of the fair value hierarchy.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at March 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$29,663	$29,663	$29,663	$-	$-
Securities available for sale	168,075	168,075	14,627	149,561	3,887
Federal Home Loan Bank stock	2,143	2,143	2,143	-	-
Loans receivable	270,373	271,182	-	-	271,182
Accrued interest receivable	1,989	1,989	1,989	-	-

Financial liabilities:
Deposits	387,982	394,025	171,206	222,819	-
Short-term borrowings	13,070	13,070	13,070	-	-
Long-term debt	19,370	19,906	-	19,906	-
Accrued interest payable	48	48	48	-	-

Off-balance-sheet financial instruments	-	-	-	-	-

NOTE 8– FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	Fair Value Measurements at December 31, 2011
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$23,704	$23,704
Securities available for sale	164,165	164,165
Federal Home Loan Bank stock	2,219	2,219
Loans receivable	275,068	278,647
Accrued interest receivable	1,919	1,919

Financial liabilities:
Deposits	379,798	385,995
Short-term borrowings	6,910	6,910
Long-term debt	27,230	27,978
Accrued interest payable	80	80

Off-balance-sheet financial instruments	-	-

The following valuation techniques were used to measure the fair value of financial instruments in the above table:

Cash and cash equivalents (carried at cost)

The carrying amount of cash and cash equivalents approximates fair value.

Securities available for sale (carried at fair value)

The fair value of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. Level 2 securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers. Securities available for sale measured within the Level 3 category consist of private label asset-backed securities. The fair value measurement for these Level 3 securities is explained more fully earlier in this footnote.

Federal Home Loan Bank stock (carried at cost)

The carrying amount of Federal Home Loan Bank stock approximates fair value.

Loans Receivable (carried at cost)

The fair value of fixed-rate and variable rate performing loans is estimated using a discounted cash flow method. The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loan, estimated maturity and market factors including liquidity. The estimate of maturity is based on the Company’s contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions. Fair value for significant nonperforming loans is based on carrying value which does not exceed recent external appraisals of any underlying collateral. Due to the significant judgment involved in evaluating credit quality, loans are classified within Level 3 of the fair value hierarchy.

NOTE 8– FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Accrued Interest Receivable and Payable (carried at cost)

The carrying amount of accrued interest receivable and payable approximates fair value.

Deposits (carried at cost)

The fair value of deposits with no stated maturity, such as savings, money market and checking is the amount payable on demand at the reporting date. The fair value of time deposits is based on the discounted value of contractual cash flows at current rates of interest for similar deposits using market rates currently offered for deposits of similar remaining maturities. Due to the minimal amount of unobservable inputs involved in evaluating assumptions used for discounted cash flows of time deposits, these deposits are classified within Level 2 of the fair value hierarchy.

Borrowings (carried at cost)

The fair value of long-term debt was calculated by discounting scheduled cash flows at current market rates of interest for similar borrowings through maturity of each instrument. Due to the the minimal amount of unobservable inputs involved in evaluating assumptions used for discounted cash flows of long-term debt, they are classified within Level 2 of the fair value hierarchy. The carrying amount of short term borrowings approximates fair value of such liability.

Off-Balance Sheet Financial Instruments (disclosed at cost)

Fair values of the Company’s off-balance sheet financial instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. Other than loan commitments, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition.

NOTE 9 – TREASURY STOCK

During the quarter ended March 31, 2012, the Company made no repurchases of shares of common stock. As of March 31, 2012, there were 91,510 shares remaining to be repurchased under the existing stock repurchase program.

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

NOTE 10 – SUBSEQUENT EVENTS

On April 25, 2012, the Board of Directors declared a quarterly dividend of $0.07 per share on the Company’s common stock, payable on May 22, 2012 to shareholders of record as of May 7, 2012. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 61.2% of the Company’s total outstanding stock, elected to waive its right to receive cash dividends of approximately $255,000 for the three month period ended March 31, 2012. Cumulatively, Lake Shore, MHC has waived approximately $4.1 million of cash dividends as of March 31, 2012. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company. Lake Shore, MHC is required to obtain Federal Reserve Board approval before it may waive its receipt of dividends, and the current dividend waiver approval is effective through the quarter ending March 31, 2012.

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

The following factors, including the factors set forth in Part II, Item 1A of this and previous Quarterly Reports on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

●	general and local economic conditions;

●	changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values and competition;

●	the ability of our customers to make loan payments;

●	our ability to continue to control costs and expenses;

●	changes in accounting principles, policies or guidelines;

●	our success in managing the risks involved in our business;

●	inflation, and market and monetary fluctuations;

●	the transfer of supervisory and enforcement authority over savings banks to the Office of the Comptroller of the Currency and Savings and loan holding companies to the Federal Reserve Board;

●	changes in legislation or regulation, including the implementation of the Dodd-Frank Act; and

●	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2012 compared to the financial condition as of December 31, 2011 and the consolidated results of operations for the three months ended March 31, 2012 and 2011.

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

Management Strategy

Our Reputation. With more than 120 years of service to our community, our primary management strategy has been to maintain our perceived image as one of the most respected and recognized community banks in Western New York. We strive to accomplish this goal by continuing to emphasize our high quality customer service and financial strength. We are one of the largest lenders in market share of residential mortgages in Chautauqua County.

Branching. In April 2010, we opened our newest branch in Depew, New York. This is our fifth branch in Erie County, New York, and our tenth overall. This office had generated deposits of $25.3 million as of March 31, 2012. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood, and Westfield in Chautauqua County, New York and in Depew, East Amherst, Hamburg, Kenmore, and Orchard Park in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth. An important strategic objective is to continue to evaluate the technology supporting our customer service. We are committed to making investments in technology, and we believe that it represents an efficient way to deploy a portion of our capital. To this end, the Company has developed a five year plan for the implementation of cost effective and efficient digital services to meet our customer’s technology needs, to focus on attracting new customers, and to improve our operational efficiencies. Although we remain committed to expanding our retail branch footprint whenever it makes economic sense, we will be concentrating our near term efforts on developing “clicks” instead of “bricks.”

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

Residential Mortgage and Other Lending. Historically, our lending portfolio has been composed predominantly of one- to four-family residential mortgage loans. At March 31, 2012 and December 31, 2011, we held $176.2 million and $182.9 million of residential one- to four-mortgage loans, respectively, which constituted 65.5% and 66.8% of our total loan portfolio, at such respective dates. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At March 31, 2012 and December 31, 2011, our commercial real estate loan portfolio consisted of loans totaling $48.2 million and $44.8 million respectively, or 17.9% and 16.4%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At March 31, 2012 and December 31, 2011, our commercial loan portfolio consisted of loans totaling $12.0 million and $12.9 million, respectively, or 4.5% and 4.7%, respectively, of total loans. Other loan products offered to our customers include home equity loans and lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. We may sell one-to four-family residential loans in the future as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate. We typically retain servicing rights when we sell one-to four-family residential loans, if it is deemed appropriate. One- to four-family residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

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

At March 31, 2012 and December 31, 2011, we had $168.1 million and $164.2 million, respectively, invested in securities available for sale, the majority of which are agency mortgage-backed, agency collateralized mortgage obligations (“CMOs”) and municipal securities.

Asset-Liability Strategy. As stated above, our business consists primarily of originating one-to four-family residential mortgage loans and commercial real estate loans secured by property in our market area and investing in residential mortgage-backed securities, CMOs and municipal securities. Typically, one-to four-family residential mortgage loans involve a lower degree of risk and carry a lower yield than commercial real estate and commercial business loans. Our loans are primarily funded by time deposits and savings accounts. This has resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities will mature or re-price more quickly than our interest-earning assets in a rising rate environment. Although we plan to continue to originate one-to four-family residential mortgage loans going forward, we have been and intend to continue to increase our focus on the origination of commercial real estate loans and commercial business loans, which generally provide higher returns and have shorter durations than one-to four-family residential mortgage loans. Furthermore, our strategy involves improving our funding mix by increasing our core deposits in order to help reduce and control our cost of funds. We value core deposits (savings, money market and demand accounts) because they represent longer-term customer relationships and lower cost of funds. As part of our strategy to expand our commercial loan portfolio, we expect to attract lower cost core deposits as part of these borrower relationships. We offer competitive rates on a variety of deposit products to meet the needs of our customers and we promote long term deposits, where possible, to meet asset-liability goals.

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

Critical Accounting Policies

It is management’s opinion that accounting estimates covering certain aspects of our business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance for loan losses required for probable credit losses and the material effect that such judgments can have on the results of operations. Management’s quarterly evaluation of the adequacy of the allowance considers our historical loan loss experience, review of specific loans, current economic conditions, and such other factors considered appropriate to estimate loan losses. Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions, or economic conditions. Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in our local area, concentrations of risk and decline in local property values. Refer to Note 4 of the Notes to Consolidated Financial Statements for more information on the allowance for loan losses.

In management’s opinion, the accounting policy relating to the valuation of investments is a critical accounting policy.The fair values of our investments are determined using public quotations, third party dealer quotes, pricing models, or discounted cash flows. Thus, the determination may require significant judgment or estimation, particularly when liquid markets do not exist for the item being valued. The use of different assumptions for these valuations could produce significantly different results which may have material positive or negative effects on the results of our operations. Refer to Note 8 of the Notes to Consolidated Financial Statements for more information on fair value.

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

These critical policies and their application are reviewed periodically by our Audit Committee and our Board of Directors. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in the notes to the consolidated financial statements of our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2011 to better understand how our financial performance is reported.

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

	For the Three Months ended March 31, 2012			For the Three Months ended March 31, 2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:

Interest-earning deposits & federal funds sold	$20,897	$4	0.08%	$24,571	$14	0.23%

Securities	167,187	1,479	3.54%	158,932	1,611	4.05%

Loans	271,705	3,597	5.30%	263,617	3,505	5.32%

Total interest-earning assets	459,789	5,080	4.42%	447,120	5,130	4.59%

Other assets	30,471			32,477

Total assets	$490,260			$479,597

Interest-bearing liabilities:

Demand and NOW accounts	$40,447	$13	0.13%	$40,089	$17	0.17%

Money market accounts	60,536	82	0.54%	48,350	66	0.55%

Savings accounts	33,958	13	0.15%	32,746	17	0.21%

Time deposits	218,301	973	1.78%	230,545	1,112	1.93%

Borrowed funds	33,245	157	1.89%	39,109	263	2.69%

Other interest-bearing liabilities	1,238	27	8.72%	1,280	28	8.75%

Total interest-bearing liabilities	387,725	1,265	1.31%	392,119	1,503	1.53%

Other non-interest bearing liabilities	37,397			31,291

Stockholders’ equity	65,138			56,187

Total liabilities and stockholders’ equity	$490,260			$479,597

Net interest income		$3,815			$3,627

Interest rate spread			3.11%			3.06%

Net interest margin			3.32%			3.24%

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

	Three Months ended March 31, 2012 Compared to Three Months ended March 31, 2011
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and federal funds sold	$(8)	$(2)	$(10)
Securities	(213)	81	(132)
Loans, including fees	(15)	107	92

Total interest-earning assets	(236)	186	(50)

Interest-bearing liabilities:
Demand and NOW accounts	(4)	-	(4)
Money market accounts	(1)	17	16
Savings accounts	(5)	1	(4)
Time deposits	(82)	(57)	(139)

Total deposits	(92)	(39)	(131)
Other interest-bearing liabilities:
Borrowed funds and other	(70)	(37)	(107)

Total interest-bearing liabilities	(162)	(76)	(238)

Total change in net interest income	$(74)	$262	$188

Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase.Conversely, a majority of our interest-bearing liabilities have much shorter contractual maturities and are expected to reprice.A significant portion of our deposits have no contractual maturities and are likely to reprice quickly as short-term interest rates increase.Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio.An increasing rate environment is expected to cause a decrease in our net interest rate spread and a decrease in our earnings. In order to mitigate this effect, the Bank’s Asset-Liability Committee is continuing to review its options in relation to core deposit growth, implementation of new products and use of derivatives.

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

For the three months ended March 31, 2012, the average yields on our loan portfolio and investment portfolios were 5.30% and 3.54%, respectively, in comparison to 5.32% and 4.05%, respectively, for the three months ended March 31, 2011. Overall, the average yield on our interest earning assets decreased by 17 basis points to 4.42% for the three months ended March 31, 2012 in comparison to the three months ended March 31, 2011. For the three months ended March 31, 2012, the average rate that we were paying on interest-bearing liabilities decreased by 22 basis points to 1.31% in comparison to the same period in the prior year. This was partially due to a 80 basis point decrease in the average interest rate paid on our borrowings from 2.69% for the three months ended March 31, 2011 to 1.89% for the three month period ended March 31, 2012 and a 15 basis point decrease in the average rate paid on time deposits from 1.93% for the three month period ended March 31, 2011 to 1.78% for the three month period ended March 31, 2012. Our interest rate spread for the three months ended March 31, 2012 was 3.11%, which was a 5 basis point increase in comparison to the three months ended March 31, 2011. Our net interest margin was 3.32% and 3.24% for the three months ended March 31, 2012 and 2011, respectively.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets at March 31, 2012 were $494.1 million, an increase of $5.5 million, or 1.1%, from $488.6 million at December 31, 2011. The increase in total assets was primarily due to a $6.0 million increase in cash and cash equivalents and a $3.9 million increase in securities available for sale, partially offset by a $4.7 million decrease in loans receivable, net.

Cash and cash equivalents increased by $6.0 million, or 25.1%, from $23.7 million at December 31, 2011 to $29.7 million at March 31, 2012. The increase was primarily attributed to a $4.1 million increase in federal funds sold and a $1.6 million increase in interest earning deposits, as a result of an $8.2 million increase in deposits during the three month period ended March 31, 2012. A portion of the deposit increase had not yet been deployed to fund loan originations or to purchase securities as of March 31, 2012.

Securities available for sale increased $3.9 million, or 2.4%, to $168.1 million at March 31, 2012 compared to $164.2 million at December 31, 2011. During the three month period ended March 31, 2012, the Company purchased $12.3 million of available for sale securities, including mortgage-backed securities and municipal bonds. During the same period, $7.5 million was received in security paydowns and unrealized mark to market losses before taxes was approximately $812,000.

Loans receivable, net decreased during the three month period between March 31, 2012 and December 31, 2011 as shown in the table below:

	At	At	Change
	March 31, 2012	December 31, 2011	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$176,238	$182,922	$(6,684)	(3.7)%
Home equity	30,306	30,671	(365)	(1.2)%
Commercial	48,188	44,776	3,412	7.6%
Construction	504	519	(15)	(2.9)%
Total Real Estate Loans	225,236	258,888	(3,652)	(1.4)%

Other Loans:
Commercial	12,029	12,911	(882)	(6.8)%
Consumer	1,762	1,948	(186)	(9.5)%

Total Gross Loans	269,027	273,747	(4,720)	(1.7)%
Allowance for loan losses	(1,325)	(1,366)	(41)	(3.0)%
Net deferred loan costs	2,671	2,687	(16)	(0.6)%
Loans receivable, net	$270,373	$275,068	$(4,695)	(1.7)%

The decrease in loans receivable, net was primarily due to a decrease in residential one- to four-family real estate loans, partially offset by an increase in commercial real estate loans. During 2012, we remain strategically focused on increasing our commercial real estate loan and commercial loan portfolios to take advantage of the opportunities available in our market area to increase our yield on loans. The decrease in residential, one-to four-family real estate loans was primarily due to a strategic decision made by the Company not to match lower competitor rates in an effort to avoid increased interest rate risk.

The table below shows changes in deposit volumes by type of deposit between March 31, 2012 and December 31, 2011:

	At March 31,	At December 31,	Change
	2012	2011	$	%
	(Dollars in thousands)
Demand Deposits:
Non-interest bearing	$30,782	$27,429	$3,353	12.2%
Interest bearing	43,395	40,649	2,746	6.8%
Money market	61,822	58,157	3,665	6.3%
Savings	35,207	33,676	1,531	4.6%
Time deposits	216,776	219,887	(3,111)	(1.4	) %

Total Deposits	$387,982	$379,798	$8,184	2.2%

The growth in demand deposits as well as the growth in money market and savings accounts, was the result of the Company’s continued strategic focus on attracting commercial deposit relationships and growing core deposits among its retail customers. The decrease in time deposits was a result of the Company’s decision to not match unreasonable interest rates being offered by competitors in our market area in an effort to maintain our net interest margin.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $1.7 million, or 5.0%, from $34.1 million at December 31, 2011 to $32.4 million at March 31, 2012. Long-term debt decreased $7.9 million from $27.2 million at December 31, 2011 to $19.4 million at March 31, 2012. Short-term borrowings increased $6.2 million from $6.9 million at December 31, 2011 to $13.1 million at March 31, 2012. As long-term debt matured, the Company paid off $1.7 million of such debt in order to reduce interest expense, and the remaining proceeds were transferred into short-term borrowings to take advantage of lower interest rates.

Total stockholders’ equity increased $391,000, or 0.61%, from $63.9 million at December 31, 2011 to $64.3 million at March 31, 2012. The increase in total stockholders’ equity was primarily due to $1.0 million in net income during the three month period ended March 31, 2012, partially offset by $147,000 in cash dividends paid and a decrease of $498,000 in accumulated other comprehensive income.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011

General. Net income was $1.0 million for the three month period ended March 31, 2012, or $0.18 per diluted share, an increase of $57,000, or 6.0%, compared to net income of $950,000, or $0.17 per diluted share, for the three month period ended March 31, 2011. The increase in net income during the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011 was due to a $188,000 increase in net interest income and a $55,000 decrease in the provision for loan losses, partially offset by a $65,000 increase in non-interest expenses, a $59,000 decrease in non-interest income and a $62,000 increase in income tax expense.

Interest Income. Interest income decreased by $50,000, or 1.0%, to $5.1 million for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011. Investment interest income decreased by $132,000, or 8.2%, to $1.5 million for the three month period ended March 31, 2012 compared to $1.6 million for the same period in 2011. The investment portfolio had an average balance of $167.2 million and an average yield of 3.54% for the three month period ended March 31, 2012 compared to an average balance of $158.9 million and an average yield of 4.05% for the three month period ended March 31, 2011. The average balance of the investment portfolio increased due to deposit growth in our Erie County branches, a portion of which has been invested in low yielding investment securities. The average yield on the investment portfolio decreased due to the current low interest rate environment. Loan interest income increased by $92,000, or 2.6%, to $3.6 million for the three month period ended March 31, 2012 compared to the same period in 2011, due to an $8.1 million increase in the average balance of loans receivable to $271.7 million. The increase in the average balance of loans receivable was primarily due to an increase in commercial real estate loans. The average yield on our loan portfolio was 5.30% and 5.32% for the three month periods ended March 31, 2012 and 2011, respectively. Other interest income decreased $10,000, or 71.4%, from $14,000 for the three month period ended March 31, 2011 to $4,000 for the three month period ended March 31, 2012. The average balance in other interest-earning deposits and federal funds sold decreased $3.7 million, or 15.0%, for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, as the funds were used to originate loans, purchase investments, or pay down borrowings. The average yield on other interest-earning deposits and federal funds sold decreased 15 basis points from 0.23% for the three month period ended March 31, 2011 to 0.08% for the three month period ended March 31, 2012.

Interest Expense. Interest expense decreased by $238,000, or 15.8%, from $1.5 million for the three months ended March 31, 2011 to $1.3 million for the three month period ended March 31, 2012. The interest paid on deposits decreased by $131,000 to $1.1 million for the three month period ended March 31, 2012 when compared to the three month period ended March 31, 2011. The average balance on deposits for the three month period ended March 31, 2012 was $353.2 million with an average rate of 1.22% compared to the average balance on deposits of $351.7 million and an average rate of 1.38% for the three month period ended March 31, 2011. The decrease in the average rate paid on deposits was due to the continued low interest rate environment in 2012. The interest expense related to advances from the FHLBNY decreased $106,000, or 40.3%, for the three month period ended March 31, 2012 when compared to the same three month period in March 2011. The decrease in interest expense on advances occurred due to a $5.9 million decrease in average balances and an 80 basis point decline in average rate when comparing the three month period ended March 31, 2012 with the same three month period in 2011. The decrease in the average advance balance was a result of the Company’s decision to utilize excess cash obtained through deposit growth in 2011 and 2012 to pay down borrowings. The low interest rate environment caused the average rate paid on borrowings to decrease.

(Credit) Provision for Loan Losses. A credit of $35,000 was recorded to the allowance for loan losses during the three month period ended March 31, 2012 compared to a provision of $20,000 to the allowance for loan losses during the three month period ended March 31, 2011. Our credit quality remains strong, as nonperforming loans have remained steady at $2.4 million and $2.3 million at March 31, 2012 and 2011, respectively, despite an $8.1 million increase in average loans outstanding for the three months ended March 31, 2012 when compared to the same period in 2011. Net charge-offs in 2012 have remained low at $6,000 for the three months ended March 31, 2012 compared to $29,000 for the three months ended March 31, 2011. Management recorded a credit of $118,000 in the provision for loan losses due to a decrease in classified commercial loans during 2012. Management also recorded a credit of $114,000 in the provision for loan losses due to a decrease in classified residential mortgage loans, home equity loans and consumer loans during 2012. Upon review of the environmental factors relating to the commercial real estate loans during 2012, management determined that a $197,000 provision for loan losses was necessary due to the increase in the commercial loan portfolio and the standard risks presented by the inherent nature of these types of loans. The majority of our loans are residential mortgage loans backed by first lien collateral on real estate held in the Western New York region. Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values. We do not hold any sub-prime loans in our loan portfolio.

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

Non-interest Income. Non-interest income decreased $59,000, or 10.2%, from $580,000 for the three months ended March 31, 2011 to $521,000 for the three months ended March 31, 2012. The decrease in non-interest income was primarily due to a $57,000 recovery on a previously impaired available for sale security during the three month period ended March 31, 2011.

Non-interest Expense. Non-interest expense increased by $65,000, or 2.2%, to $3.1 million for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011. The increase was primarily due to a $59,000, or 22.5%, increase in other expenses for the three month period ended March 31, 2012 compared to the same period in 2011, as a result of increased expenses relating to transfers of real estate property resulting from foreclosed loans to the Company’s owned real estate. Examples of expenses included payment of past due taxes, attorney fees and maintenance expenses. Advertising expenses increased by $49,000, or 39.8%, for the three month period ended March 31, 2012 compared to the same period in 2011, primarily due to production costs associated with a new television and print advertising campaign in 2012. Professional services increased $43,000, or 15.8%, for the three month period ended March 31, 2012 compared to the same three month period in 2011, primarily due to increased legal and consulting costs. These increases were partially offset by decreases in FDIC insurance assessments of $56,000, or 45.9%, for the three month period ended March 31, 2012 compared to the same period in 2011, due to the new insurance premium calculation methodology that went into effect April 1, 2011 as a result of the Dodd-Frank Act. Occupancy and equipment decreased $19,000 for the three month period ended March 31, 2012 when compared to the same three month period in 2011 primarily due to reduced utility costs. Salaries and employee benefits decreased $10,000 for the three month period ended March 31, 2012 compared to the same period in 2011 primarily due to the final vesting of the Company’s 2006 stock option and recognition and retention plan grants in 2011.

Income Tax Expense. Income tax expense increased by $62,000, or 26.4%, from $235,000 for the three month period ended March 31, 2011 to $297,000 for the three month period ended March 31, 2012. The increase was primarily due to an increase in income during 2012 as well as an increase in the effective tax rate from 19.8% for the three months ended March 31, 2011 to 22.8% for the three months ended March 31, 2012. The increase in the effective tax rate was primarily due to both an increase in income as well as a disproportionate decrease in tax exempt income.

Loans Past Due and Non-performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $3.1 million at March 31, 2012 and December 31, 2011.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At March 31,	At December 31,
	2012	2011
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one-to four-family	$113	$328
Home equity	33	21
Commercial	-	-
Construction	-	-
Other loans:
Commercial	-	87
Consumer	6	23
Total	$152	$459
Loans accounted for on a nonaccrual basis:
Real estate loans:
Residential, one-to four-family	$1,732	$1,821
Home equity(1)	186	209
Commercial	228	228
Construction	-	-
Other loans:
Commercial	81	76
Consumer	8	5
Total non-accrual loans	2,235	2,339
Total nonperforming loans	2,387	2,798
Foreclosed real estate	691	315
Restructured loans	-	-
Total nonperforming assets	$3,078	$3,113
Ratios:
Nonperforming loans as a percent of net loans:	0.88%	1.02%
Nonperforming assets as a percent of total assets:	0.62%	0.64%

(1)
As of March 31, 2012 and December 31, 2011, one home equity loan for $31,000 was restructured and classified as a troubled debt restructuring, due to the borrower’s financial difficulties. The loan was placed on nonaccrual status and was classified as a substandard loan with no specific reserve established and was 90 days past due under the modified terms as of March 31, 2012.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated:

	At or for the Three Months Ended March 31, 2012	At or for the Three Months Ended March 31, 2011
	(Dollars in thousands)
Balance at beginning of period:	$1,366	$953
(Credit) provision for loan losses	(35)	20
Charge-offs:
Real estate loans:
Residential, one-to four-family	6	-
Construction	-	-
Commercial real estate	-	-
Home equity	-	29
Other loans:
Commercial	1	-
Consumer	-	5
Total charge-offs	7	34
Recoveries:
Real estate loans:
Residential, one-to four-family	(1)	(4)
Construction	-	-
Commercial real estate	-	-
Home equity	-	-
Other loans:
Commercial	-	-
Consumer	-	(1)
Total recoveries	(1)	(5)

Net charge-offs	6	29

Balance at end of period	$1,325	$944

Average loans outstanding	$271,705	$263,617

Allowance for loan losses as a percent of total loans	0.49%	0.35%

Allowance for loan losses as a percent of non-performing loans	55.51%	41.03%

Ratio of net charge-offs to average loans outstanding (1)	0.01%	0.04%

(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest earning deposits at other financial institutions and funds provided from operations. We have a written agreement with the Federal Home Loan Bank of New York, which allows us to borrow up to $127.6 million as of March 31, 2012, and is collateralized by a pledge of our mortgage loans. At March 31, 2012, we had outstanding advances under this agreement of $32.4 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was $10.0 million as of March 31, 2012. There were no balances outstanding with the Federal Reserve Bank at March 31, 2012.In 2011, we established a line of credit with M&T Bank for $7.0 million, of which $5.0 million is unsecured and the remaining $2.0 million is secured by a pledge of our securities. There were no borrowings on this line as of March 31, 2012.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the three months ended March 31, 2012, we originated loans of approximately $9.9 million in comparison to approximately $15.2 million of loans originated during the three months ended March 31, 2011. Purchases of investment securities totaled $12.3 million in the three months ended March 31, 2012 and $14.2 million in the three months ended March 31, 2011.

At March 31, 2012, we had loan commitments to borrowers of approximately $4.0 million and overdraft lines of protection and unused home equity lines of credit of approximately $27.3 million.

Total deposits were $388.0 million at March 31, 2012, as compared to $375.8 million at December 31, 2011. Time deposit accounts scheduled to mature within one year were $107.1 million at March 31, 2012. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures during the remainder of 2012. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than loan commitments as described in Note 6 in the Notes to our Consolidated Financial Statements and the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 6 of the Notes to Consolidated Financial Statements for a summary of loan commitments outstanding as of March 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended March 31, 2012:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2012 through January 31, 2012	-	-	-	91,510
February 1, 2012 through February 29, 2012	-	-	-	91,510
March 1, 2012 through March 31, 2012	-	-	-	91,510
Total	-	-	-	91,510

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

LAKE SHORE BANCORP, INC.
(Registrant)

/s/ Daniel P. Reininga
May 15, 2012	By:	Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Rachel A. Foley
May 15, 2012	By:	Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)