Form 10-Q
period 2012-06-30
Lake Shore Bancorp, Inc.
filed 2012-08-14
CIK 1341318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common stock ($0.01 par value) 5,939,132 shares outstanding as of August 1, 2012.

PART I

Item 1. Financial Statements

LAKE SHORE BANCORP, INC. and SUBSIDIARY

Consolidated Statements of Financial Condition

	June 30, 2012	December 31, 2011
	(Unaudited)
	(Dollars in thousands, except per share data)

Assets

Cash and due from banks	$7,714	$7,031
Interest earning deposits	12,670	5,402
Federal funds sold	9,016	11,271

Cash and Cash Equivalents	29,400	23,704

Securities available for sale	170,679	164,165
Federal Home Loan Bank stock, at cost	2,116	2,219
Loans receivable, net of allowance for loan losses 2012 $1,324; 2011 $1,366	266,190	275,068
Premises and equipment, net	8,498	8,530
Accrued interest receivable	1,801	1,919
Bank owned life insurance	11,496	11,376
Other assets	1,939	1,616

Total Assets	$492,119	$488,597

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Interest bearing	$353,949	$352,369
Non-interest bearing	30,830	27,429

Total Deposits	384,779	379,798

Short-term borrowings	14,320	6,910
Long-term debt	17,150	27,230
Advances from borrowers for taxes and insurance	2,967	3,148
Other liabilities	7,192	7,564

Total Liabilities	426,408	424,650

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 5,939,132 shares outstanding at June 30, 2012 and December 31, 2011	66	66
Additional paid-in capital	27,978	27,987
Treasury stock, at cost (673,368 shares at June 30, 2012 and December 31, 2011)	(6,260)	(6,260)
Unearned shares held by ESOP	(2,004)	(2,046)
Unearned shares held by RRP	(580)	(606)
Retained earnings	41,376	39,770
Accumulated other comprehensive income	5,135	5,036

Total Stockholders’ Equity	65,711	63,947

Total Liabilities and Stockholders’ Equity	$492,119	$488,597

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands except per share data)

Interest Income
Loans, including fees	$3,553	$3,580	$7,150	$7,085
Investment securities, taxable	972	1,137	1,982	2,281
Investment securities, tax-exempt	479	498	948	965
Other	9	6	13	20
Total Interest Income	5,013	5,221	10,093	10,351
Interest Expense
Deposits	1,036	1,147	2,117	2,359
Short-term borrowings	13	8	23	15
Long-term debt	117	230	264	486
Other	27	28	54	56
Total Interest Expense	1,193	1,413	2,458	2,916

Net Interest Income	3,820	3,808	7,635	7,435

Provision for loan losses	85	265	50	285

Net Interest Income after Provision for Loan Losses	3,735	3,543	7,585	7,150

Non-interest income
Service charges and fees	429	427	848	848
Earnings on bank owned life insurance	61	66	120	129

Total other-than-temporary impairment (“OTTI”) losses	(566)	—	(566)	—
Portion of OTTI losses recognized in comprehensive income (before taxes)	509	—	509	—
Net OTTI losses recognized in earnings	(57)	—	(57)	—

Gain on sale of securities available for sale	—	31	—	31
Recovery on previously impaired investment securities	—	—	—	57
Other	24	21	67	60
Total Non-Interest Income	457	545	978	1,125

Non-interest Expenses
Salaries and employee benefits	1,539	1,391	3,076	2,938
Occupancy and equipment	448	434	890	895
Professional services	352	304	668	577
Data processing	153	143	305	282
Advertising	81	130	253	253
FDIC Insurance	56	127	122	249
Postage and Supplies	56	58	117	133
Other	359	246	680	508
Total Non-Interest Expenses	3,044	2,833	6,111	5,835

Income before Income Taxes	1,148	1,255	2,452	2,440

Income tax expense	253	268	550	503

Net Income	$895	$987	$1,902	$1,937
Basic and diluted earnings per common share	$0.16	$0.17	$0.33	$0.34
Dividends declared per share	$0.07	$0.07	$0.14	$0.14

See notes to consolidated financial statements.

Lake Shore Bancorp Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(Unaudited)
		(Dollars in thousands)

Net Income	$895	$987	$1,902	$1,937
Other Comprehensive Income, net of tax:
Unrealized holding gains on securities available for sale	562	1,623	64	2,407

Reclassification adjustments related to:
Recovery on previously impaired investment securities	—	—	—	(35)
Gains on sales of securities included in net income	—	(19)	—	(19)
Impairment charge for losses included in net income	35	—	35	—
Total Other Comprehensive Income	597	1,604	99	2,353

Total Comprehensive Income	$1,492	$2,591	$2,001	$4,290

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2012 and 2011 (unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares Held by ESOP	Unearned Shares Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except share and per share data)

Balance – January 1, 2011	$66	$27,920	$(6,091)	$(2,132)	$(757)	$36,737	$(533)	$55,210

Net income	—	—	—	—	—	1,937	—	1,937
Other comprehensive income, net of tax	—	—	—	—	—	—	2,353	2,353
ESOP shares earned (3,968 shares)	—	(2)	—	43	—	—	—	41
Stock based compensation	—	53	—	—	—	—	—	53
RRP shares earned (5,599 shares)	—	(17)	—	—	76	—	—	59
Purchase of treasury stock, at cost (17,950 shares)	—	—	(169)	—	—	—	—	(169)
Cash dividends declared ($0.14 per share)	—	—	—	—	—	(367)	—	(367)
Balance – June 30, 2011	$66	$27,954	$(6,260)	$(2,089)	$(681)	$38,307	$1,820	$59,117

Balance – January 1, 2012	$66	$27,987	$(6,260)	$(2,046)	$(606)	$39,770	$5,036	$63,947
Net income	—	—	—	—	—	1,902	—	1,902
Other comprehensive income, net of tax	—	—	—	—	—	—	99	99
ESOP shares earned (3,968 shares)	—	(3)	—	42	—	—	—	39
Stock based compensation	—	5	—	—	—	—	—	5
RRP shares earned (1,966 shares)	—	(11)	—	—	26	—	—	15
Cash dividends declared ($0.14 per share)	—	—	—	—	—	(296)	—	(296)
Balance – June 30, 2012	$66	$27,978	$(6,260)	$(2,004)	$(580)	$41,376	$5,135	$65,711

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS of CASH FLOWS

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
	(Dollars in thousands)

Cash Flows from Operating Activities
Net Income	$1,902	$1,937
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	160	41
Amortization of deferred loan costs	276	249
Provision for loan losses	50	285
Impairment of investment securities	57	—
Recovery on previously impaired investment securities	—	(57)
Gain on sale of investment securities	—	(31)
Originations of loans held for sale	(156)	(253)
Proceeds from sales of loans held for sale	156	253
Depreciation and amortization	326	332
Increase in bank owned life insurance, net	(120)	(129)
ESOP shares committed to be released	39	41
Stock based compensation expense	20	112
Decrease (increase) in accrued interest receivable	118	(120)
Decrease in other assets	448	903
Decrease in other liabilities	(434)	(84)

Net Cash Provided by Operating Activities	2,842	3,479

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales	—	4,673
Maturities, prepayments and calls	15,884	11,588
Purchases	(22,454)	(16,599)
Purchases of Federal Home Loan Bank Stock	(17)	(44)
Redemptions of Federal Home Loan Bank Stock	120	118
Loan origination and principal collections, net	7,784	(9,273)
Additions to premises and equipment	(297)	(121)

Net Cash Provided by (Used in) Investing Activities	1,020	(9,658)

Cash Flows from Financing Activities
Net increase in deposits	4,981	3,105
Net decrease in advances from borrowers for taxes and insurance	(181)	(134)
Net increase in short-term borrowings	7,410	950
Proceeds from issuance of long-term debt	—	3,000
Repayment of long-term debt	(10,080)	(6,580)
Purchase of Treasury Stock	—	(169)
Cash dividends paid	(296)	(367)

Net Cash Provided by (Used In) Financing Activities	1,834	(195)

Net Increase (Decrease) in Cash and Cash Equivalents	5,696	(6,374)

Cash and Cash Equivalents – Beginning	23,704	33,514

Cash and Cash Equivalents – Ending	$29,400	$27,140
Supplementary Cash Flows Information
Interest paid	$2,498	$2,954
Income taxes paid	$706	$365
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$887	$71

See notes to consolidated financial statements

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

The interim financial statements included herein as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2011. The consolidated results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2012.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet as of June 30, 2012 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 – NEW ACCOUNTING STANDARDS

There were no new accounting standards affecting the Company during the period that were not previously disclosed.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and fair value of securities are as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

Securities Available for Sale:

U.S. Treasury bonds	$12,915	$2,421	$—	$15,336
Municipal bonds	51,688	3,800	(27)	55,461
Mortgage-backed securities:
Collateralized mortgage obligations -private label	108	2	—	110
Collateralized mortgage obligations -government sponsored entities	61,186	795	(50)	61,931
Government National Mortgage Association	2,934	275	—	3,209
Federal National Mortgage Association	21,593	1,127	—	22,720
Federal Home Loan Mortgage Corporation	6,679	527	—	7,206
Asset-backed securities -private label	5,020	491	(985)	4,526
Asset-backed securities -government sponsored entities	159	15	—	174
Equity securities	22	—	(16)	6

	$162,304	$9,453	$(1,078)	$170,679

NOTE 3 – INVESTMENT SECURITIES (continued)

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)

SECURITIES AVAILABLE FOR SALE:

U.S. Treasury bonds	$12,935	$2,143	$—	$15,078
Municipal bonds	49,561	4,115	—	53,676
Mortgage-backed securities:
Collateralized mortgage obligations -private label	133	—	(4)	129
Collateralized mortgage obligations -government sponsored entities	59,669	1,127	(25)	60,771
Government National Mortgage Association	3,141	208	—	3,349
Federal National Mortgage Association	19,612	958	—	20,570
Federal Home Loan Mortgage Corporation	5,246	520	—	5,766
Asset-backed securities -private label	5,459	378	(1,205)	4,632
Asset-backed securities -government sponsored entities	173	16	—	189

Equity securities	22	—	(17)	5

	$155,951	$9,465	$(1,251)	$164,165

All of our collateralized mortgage obligations are backed by residential mortgages.

At June 30, 2012 and December 31, 2011, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At June 30, 2012, thirty-two municipal bonds with a cost of $10.0 million and fair value of $11.0 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at June 30, 2012, eleven municipal bonds with a cost of $4.1 million and a fair value of $4.5 million were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2011, thirty-two municipal bonds with a cost of $10.0 million and fair value of $11.2 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at December 31, 2011, eleven municipal bonds with a cost of $4.1 million and a fair value of $4.6 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

NOTE 3 – INVESTMENT SECURITIES (continued)

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(Dollars in thousands)

June 30, 2012
Municipal bonds	$1,529	$(27)	$—	$—	$1,529	$(27)
Mortgage-backed securities	12,188	(50)	—	—	12,188	(50)
Asset-backed securities – private label	—	—	3,724	(985)	3,724	(985)
Equity securities	—	—	6	(16)	6	(16)
	$13,717	$(77)	$3,730	$(1,001)	$17,447	$(1,078)

December 31, 2011
Mortgage-backed securities	$6,982	$(29)	$—	$—	$6,982	$(29)
Asset-backed securities – private label	—	—	3,846	(1,205)	3,846	(1,205)
Equity securities	—	—	5	(17)	5	(17)
	$6,982	$(29)	$3,851	$(1,222)	$10,833	$(1,251)

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

At June 30, 2012 the Company’s investment portfolio included twelve mortgage-backed securities and seven municipal bonds in the unrealized losses less than twelve months category. The mortgage-backed securities and municipal bonds were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, and the credit ratings remained strong. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

NOTE 3 – INVESTMENT SECURITIES (continued)

At June 30, 2012, the Company had one equity security, and four private label asset-backed securities in the unrealized loss of twelve months or more category. The Company’s investment in equity securities is a requirement of its membership with the FHLMC. The equity security was not evaluated further for OTTI, despite the percentage of unrealized losses, due to immateriality.

One of the four private label asset-backed securities in this category was not evaluated further for OTTI, as the unrealized loss was less than 20% of book value. The temporary impairment was due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the security was purchased. The Company expects this security to be repaid in full, with no losses realized. Management does not intend to sell this security and it is more likely than not that it will not be required to sell this security.

Three of the four private label securities in this category were evaluated further for OTTI, as the unrealized loss was greater than 20% of book value for the individual security or the related credit ratings were below investment grade, or the Company’s analysis indicated a possible loss of principal. The following table provides additional information relating to these private label asset-backed securities as of June 30, 2012 (dollars in thousands):

					Delinquent %
							Foreclosure/
					Over	Over	OREO /
	Book	Fair	Unrealized	Lowest	60	90	Bankruptcy	OREO
Security	Value	Value	Gain/(Loss)	Rating	days	days	%	%

1	$1,943	$1,434	$(509)	C	40.70%	39.80%	18.90%	2.00%
2	1,217	906	(311)	CCC	34.80%	32.90%	14.90%	1.50%
3	1,000	843	(157)	CCC	21.30%	20.00%	12.90%	0.60%

Total	$4,160	$3,183	$(977)

The three private label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these three private label asset-backed securities occurred due to the current challenging economic environment, high unemployment rates, a continued decline in housing values in many areas of the country, and increased delinquency trends. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value reflected the need to record an initial OTTI charge against earnings of $57,000 for one of the securities noted above, as of June 30, 2012, as the calculation of the estimated discounted cash flows showed an additional principal loss. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the remaining securities listed above did not reflect the need to record OTTI charges against earnings as of June 30, 2012. The estimated discounted cash flows for these remaining securities did not show an additional principal loss under various prepayment and default rate scenarios. Management concluded that it does not intend to sell these securities and that it is more likely than not it will not be required to sell these securities.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of June 30, 2012. However, an impairment charge had been taken on these securities during 2008. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-values and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of June 30, 2012 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

NOTE 3 – INVESTMENT SECURITIES (continued)

The unrealized losses shown in the above table, were recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the credit related OTTI charges recognized as components of earnings:

	For the Six Months Ended June 30, 2012	For the Year Ended December 31, 2011
	(Dollars in thousands)

Beginning balance	$1,084	$1,176
Addition:
Credit loss not previously recognized	57	—
Reductions:
Losses realized during the period on OTTI previously recognized	(20)	(35)
Receipt of cash flows on previously recorded OTTI	—	(57)
Ending balance	$1,121	$1,084

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized Cost	Fair Value
	(Dollars in Thousands)

June 30, 2012:
After five years through ten years	$19,426	$21,916
After ten years	45,177	48,881
Mortgage-backed securities	92,500	95,176
Asset-backed securities	5,179	4,700
Equity securities	22	6
	$162,304	$170,679

During the six months ended June 30, 2012, the Company did not sell any available for sale securities. The Company sold available for sale securities during the six months ended June 30, 2011, for total proceeds of $4.7 million, resulting in gross realized gains of $115,000 and gross realized losses of $84,000.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Management segregates the loan portfolio into loan types and analyzes the risk level for each loan type when determining its allowance for loan losses. The loan types are as follows:

Real Estate Loans:

  One- to Four-Family – are loans secured by first lien collateral on residential real estate primarily held in the Western New York region. These loans can be affected by economic conditions and the value of underlying properties. Western New York has not been impacted as severely as other parts of the country by fluctuating real estate prices. Furthermore, the Company has conservative underwriting standards and does not have any sub-prime loans in its loan portfolio.
  Home Equity - are loans or lines of credit secured by second lien collateral on owner-occupied residential real estate primarily held in the Western New York area. These loans can also be affected by economic conditions and the values of underlying properties.
  Commercial Real Estate – are loans used to finance the purchase of real property, which generally consists of developed real estate that is held as first lien collateral for the loan. These loans are secured by real estate properties that are primarily held in the Western New York region. Commercial real estate lending involves additional risks compared with one- to four-family residential lending, because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than one- to four-family residential mortgage loans. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers.
  Construction – are loans to finance the construction of either one- to four-family owner occupied homes or commercial real estate. At the end of the construction period, the loan automatically converts to either a conventional or commercial mortgage, as applicable. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the estimated cost of construction.

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

The allowance for loan losses is a valuation account that reflects the Company’s evaluation of the losses inherent in its loan portfolio. In order to determine the adequacy of the allowance for loan losses, the Company estimates losses by loan type using historical loss factors, as well as other environmental factors, such as trends in loan volume and loan type, loan concentrations, changes in the experience, ability and depth of the Company’s lending management, and national and local economic conditions.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

The Company also reviews all loans on which the collectability of principal may not be reasonably assured, by reviewing payment status, financial conditions and estimated value of loan collateral. These loans are assigned an internal loan grade, and the Company assigns the amount of loss components to these classified loans based on loan grade.

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2011 and 2012 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of June 30, 2012:

	Real Estate Loans				Other Loans
	One-to
	Four-	Home
	Family	Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
				(Dollars in thousands)
June 30, 2011

Allowance for Loan Losses:
Balance – April 1, 2011	$306	$90	$350	$—	$177	$21	$—	$944
Charge-offs	—	—	—	—	—	(5)	—	(5)
Recoveries	—	—	—	—	—	2	—	2
Provision	67	—	148	—	51	(1)	—	265
Balance – June 30, 2011	$373	$90	$498	$—	$228	$17	$—	$1,206

Balance – January 1, 2011	$407	$141	$278	$1	$104	$21	$1	$953
Charge-offs	—	(29)	—	—	—	(10)	—	(39)
Recoveries	4	—	—	—	—	3	—	7
Provision	(38)	(22)	220	(1)	124	3	(1)	285
Balance – June 30, 2011	$373	$90	$498	$—	$228	$17	$—	$1,206

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

	Real Estate Loans				Other Loans
	One- to
	Four-	Home
	Family	Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

June 30, 2012

Allowance for Loan Losses:
Balance – April 1, 2012	$381	$66	$719	$—	$146	$10	$3	$1,325
Charge-offs	(94)	—	—	—	—	(1)	—	(95)
Recoveries	—	—	8	—	—	1	—	9
Provision	69	22	(40)	2	35	(2)	(1)	85
Balance – June 30, 2012	$356	$88	$687	$2	$181	$8	$2	$1,324

Balance – January 1, 2012	$441	$125	$522	$—	$265	$13	$—	$1,366
Charge-offs	(100)	—	—	—	(1)	(1)	—	(102)
Recoveries	1	—	8	—	—	1	—	10
Provision	14	(37)	157	2	(83)	(5)	2	50
Balance – June 30, 2012	$356	$88	$687	$2	$181	$8	$2	$1,324
Ending balance: individually evaluated for impairment	$—	$—	$8	$—	$—	$—	$—	$8
Ending balance: collectively evaluated for impairment	$356	$88	$679	$2	$181	$8	$2	$1,316

Gross Loans Receivable (1):

Ending balance	$172,116	$30,439	$47,939	$682	$11,912	$1,743	$—	$264,831
Ending balance: individually evaluated for impairment	$—	$—	$130	$—	$13	$—	$—	$143
Ending balance: collectively evaluated for impairment	$172,116	$30,439	$47,809	$682	$11,899	$1,743	$—	$264,688

(1) Gross Loans Receivable does not include allowance for loan losses of $(1,324) or deferred loan costs of $2,683

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of December 31, 2011:

	Real Estate Loans				Other Loans
	One- to
	Four-	Home
	Family	Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
				(Dollars in thousands)

December 31, 2011

Allowance for Loan Losses:
Balance – December 31, 2011	$441	$125	$522	$—	$265	$13	$—	$1,366
Ending balance: individually evaluated for impairment	$—	$—	$8	$—	$—	$—	$—	$8
Ending balance: collectively evaluated for impairment	$441	$125	$514	$—	$265	$13	$—	$1,358

Gross Loans Receivable (1):
Ending Balance	$182,922	$30,671	$44,776	$519	$12,911	$1,948	$—	$273,747
Ending balance: individually evaluated for impairment	$—	$—	$133	$—	$—	$—	$—	$133
Ending balance: collectively evaluated for impairment	$182,922	$30,671	$44,643	$519	$12,911	$1,948	$—	$273,614

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,366) or deferred loan costs of $2,687.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

Although the allocations noted above are by loan type, the allowance for loan losses is general in nature and is available to offset losses from any loan in the Company’s portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting scheduled payments when due. Impairment is measured on a loan-by-loan basis for commercial real estate loans and commercial loans. Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, home equity, or one- to four-family loans for impairment disclosure, unless they are subject to a troubled debt restructuring.

The following is a summary of information pertaining to impaired loans for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
				For the six ended months
	At June 30, 2012			June 30, 2012

With no related allowance recorded:
Commercial real estate	$—	$—	$—	$59	$—
Commercial loans	13	13	—	13	—
With an allowance recorded:
Commercial real estate	130	130	8	133	7
Total	$143	$143	$8	$205	$7

				For the year ended
	At December 31, 2011			December 31, 2011
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$131	$14
With an allowance recorded:
Commercial real estate	133	133	8	245	16
Total	$133	$133	$8	$376	$30

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

The following table provides an analysis of past due loans as of the dates indicated:

	30-59 Days Past Due	60- 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Due	Total Loans Receivable
	(Dollars in thousands)

June 30, 2012:
Real Estate Loans:
Residential, one- to four-family	$745	$412	$995	$2,152	$169,964	$172,116
Home equity	94	26	228	348	30,091	30,439
Commercial	—	255	—	255	47,684	47,939
Construction	—	—	—	—	682	682
Other Loans:
Commercial	83	21	93	197	11,715	11,912
Consumer	10	—	28	38	1,705	1,743
Total	$932	$714	$1,344	$2,990	$261,841	$264,831

December 31, 2011:
Real Estate Loans:
Residential, one- to four-family	$949	$608	$1,989	$3,546	$179,376	$182,922
Home equity	403	51	157	611	30,060	30,671
Commercial	890	39	228	1,157	43,619	44,776
Construction	—	—	—	—	519	519
Other Loans:
Commercial	41	3	159	203	12,708	12,911
Consumer	58	4	28	90	1,858	1,948
Total	$2,341	$705	$2,561	$5,607	$268,140	$273,747

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

The following table is a summary of nonaccrual loans and accruing loans delinquent 90 days or more by loan class for the dates indicated:

	At June 30,	At December 31,
	2012	2011
	(Dollars in thousands)

Loans past due 90 days or more but still accruing:
Real Estate Loans:
Residential, one- to four-family	$13	$328
Home equity	54	21
Commercial	—	—
Construction	—	—
Other loans:
Commercial	—	87
Consumer	24	23
Total	$91	$459

Loans accounted for on a non-accrual basis:
Real Estate Loans:
Residential, one- to four-family	$1,461	$1,821
Home equity	213	209
Commercial	130	228
Construction	—	—
Other loans:
Commercial	160	76
Consumer	4	5
Total	$1,968	$2,339

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance. Interest income not recognized on non-accrual loans during the six month period ended June 30, 2012 and June 30, 2011 was $69,000 and $56,000 respectively.

The Company’s policies provide for the classification of loans as follows:

•	Pass/Performing
•	Watch/Special Mention – does not currently expose the Company to a sufficient degree of risk but does possess credit deficiencies or potential weaknesses deserving the Company’s close attention;

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

•	Substandard – has one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected;
•	Doubtful – has all the weaknesses inherent in substandard loans with the additional characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss; and
•	Loss – loan is considered uncollectible and continuance as a loan of the Company is not warranted.

The Company’s Asset Classification Committee is responsible for monitoring risk ratings and making changes as deemed appropriate. Each commercial loan is individually assigned a loan classification. The Company’s consumer loans, including residential one- to four-family loans and home equity loans, are not individually classified. Instead the Company uses the delinquency status as the credit quality indicator for consumer loans. Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are classified.

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of June 30, 2012 and December 31, 2011:

	Pass/ Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)

June 30, 2012
Real Estate Loans:
Residential, one- to four-family	$170,398	$—	$1,718	$—	$—	$172,116
Home Equity	30,163	—	181	95	—	30,439
Commercial	43,756	3,977	76	130	—	47,939
Construction	682	—	—	—	—	682
Other Loans:
Commercial	10,889	716	199	108	—	11,912
Consumer	1,736	—	7	—	—	1,743
Total	$257,624	$4,693	$2,181	$333	$—	$264,831

December 31, 2011
Real Estate Loans:
Residential, one- to four-family	$180,606	$—	$1,991	$265	$60	$182,922
Home Equity	30,270	—	401	—	—	30,671
Commercial	41,234	3,233	81	228	—	44,776
Construction	519	—	—	—	—	519
Other Loans:
Commercial	11,252	1,313	241	105	—	12,911
Consumer	1,940	—	8	—	—	1,948
Total	$265,821	$4,546	$2,722	$598	$60	$273,747

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

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

For the six months ended June 30, 2012, 23 one- to four-family real estate loans with aggregate balances of $2.2 million were modified and not classified as TDRs. The modified loans are part of our standard loan products offered to qualified customers who receive a lower interest rate in order to maintain the customer lending relationship. In the second quarter of 2011, one home equity loan for $31,000 was modified and classified as a TDR. The TDR home equity loan was modified due to the borrower’s financial difficulties, in which case past due post petition payments and attorney fees were capitalized as part of the loan balance, increasing the balance to $34,000 from $31,000, and the loan term was extended by 8 years with no change in interest rate. This loan was classified as a substandard loan with no specific reserve established and was 240 days past due under the modified terms at June 30, 2012.

NOTE 5 – EARNINGS PER SHARE

Earnings per share was calculated for the three and six months ended June 30, 2012 and 2011, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and unearned shares held by the Recognition and Retention Plan (“RRP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

NOTE 5 – EARNINGS PER SHARE (continued)

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011

Numerator – net income	$895,000	$987,000
Denominators:
Basic weighted average shares outstanding	5,704,393	5,688,620
Increase in weighted average shares outstanding due to (1):
Stock options	4,746	4,650
Unvested restricted stock awards	739	1,523
Diluted weighted average shares outstanding	5,709,878	5,694,793
Earnings per share:
Basic	$0.16	$0.17
Diluted	$0.16	$0.17

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Numerator – net income	$1,902,000	$1,937,000
Denominators:
Basic weighted average shares outstanding	5,702,910	5,689,458
Increase in weighted average shares outstanding due to (1):
Stock options	4,336	4,277
Unvested restricted stock awards	298	1,060
Diluted weighted average shares outstanding	5,707,544	5,694,795
Earnings per share:
Basic	$0.33	$0.34
Diluted	$0.33	$0.34

(1)	Stock options to purchase 206,643 shares under the Company’s 2006 Stock Option Plan (the “Stock Option Plan”) at $11.50 per share were outstanding during the six month period ended June 30, 2012 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Stock options to purchase 219,289 shares under the Stock Option Plan at $11.50 per share and restricted unvested shares of 3,690 under the RRP plan were outstanding during the six month period ended June 30, 2011, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	June 30,	December 31,
	2012	2011
	(Dollars in thousands)

Commitments to grant loans	$5,137	$3,984
Unfunded commitments under lines of credit	$27,522	$26,304

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At June 30, 2012 and December 31, 2011, the Company’s fixed rate loan commitments totaled $3.9 million and $2.0 million, respectively. The range of interest rates on these fixed rate commitments was 2.96% to 10.00% at June 30, 2012.

NOTE 7– STOCK-BASED COMPENSATION

As of June 30, 2012, the Company had three stock-based compensation plans currently allocated, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $30,000 and $50,000 for the three months ended June 30, 2012 and 2011, respectively. The compensation cost that has been recorded for the six months ended June 30, 2012 and June 30, 2011 was $59,000 and $153,000.

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

NOTE 7– STOCK-BASED COMPENSATION (continued)

A summary of the status of the Stock Option Plan as of June 30, 2012 and 2011 is presented below:

	June 30, 2012			June 30, 2011
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life

Outstanding at beginning of year	236,809	$11.05		249,455	$11.07
Granted	—			—
Forfeited	—			(12,646)	11.50
Outstanding at end of period	236,809	$11.05		236,809	$11.05

Options exercisable at end of period	221,845	$11.26	4 years	186,046	$11.32	5 years

At June 30, 2012, stock options outstanding had an intrinsic value of $70,000 and 60,753 options remained available for grant under the Stock Option Plan. Compensation expense amounted to $3,000 for the quarters ended June 30, 2012 and $17,000 for the quarter ended June 30, 2011. Compensation expense amounted to $5,000 for the six months ended June 30, 2012 and $53,000 for the six months ended June 30, 2011. At June 30, 2012, $18,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 18 to 30 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

Awards vest at a rate of 20% per year. As of June 30, 2012, there were 70,344 shares vested or distributed to eligible participants under the RRP. Compensation expense amounted to $8,000 for the quarter ended June 30, 2012 and $13,000 for the quarter ended June 30, 2011. Compensation expense amounted to $15,000 for the six months ended June 30, 2012 and $59,000 for the six months ended June 30, 2011. At June 30, 2012, $68,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 18 to 30 months.

A summary of the status of unvested shares under the RRP for the six months ended June 30, 2012 and 2011 is as follows:

	June 30, 2012	Weighted Average Grant Price	June 30, 2011	Weighted Average Grant Price

Unvested shares outstanding at beginning of year	14,304	$7.92	31,546	$9.43
Granted	—	—	—	—
Vested	(3,974)	7.93	(3,975)	7.93
Forfeited	—	—	(5,950)	11.50
Unvested shares outstanding at end of quarter	10,330	$7.92	21,621	$9.13

NOTE 7– STOCK-BASED COMPENSATION (continued)

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of June 30, 2012, the balance of the loan to the ESOP was $2.0 million and the fair value of unallocated shares was $1.9 million. As of June 30, 2012, there were 51,578 allocated shares and 186,472 unallocated shares compared to 43,643 allocated shares and 194,407 unallocated shares at June 30, 2011. The ESOP compensation expense was $20,000 for the quarters ended June 30, 2012 and 2011 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $39,000 for the six months ended June 30, 2012 and $41,000 for the six months ended June 30, 2011 based on 3,968 shares earned in each of those periods.

NOTE 8 – FAIR VALUE of Financial instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2012 and December 31, 2011 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011 were as follows:

NOTE 8– FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

	Fair Value Measurements at June 30, 2012

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)

Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$15,336	$15,336	$—	$—
Municipal bonds	55,461		55,461	—
Mortgage-backed securities:
Collateralized mortgage obligations - private label	110	—	110	—
Collateralized mortgage obligations - government sponsored entities	61,931	—	61,931	—
Government National Mortgage Association	3,209	—	3,209	—
Federal National Mortgage Association	22,720	—	22,720	—
Federal Home Loan Mortgage Corporation	7,206	—	7,206	—
Asset-backed securities:
Private label	4,526	—	540	3,986
Government sponsored entities	174	—	174	—
Equity securities	6	—	6	—
Total	$170,679	$15,336	$151,357	$3,986
Measured at fair value on a non-recurring basis:
Foreclosed real estate	$559	$—	$—	$559

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer. There were no reclassifications between the Level 1 and Level 2 categories for the six months ended June 30, 2012.

NOTE 8– FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

	Fair Value Measurements at December 31, 2011

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

	(Dollars in thousands)

Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$15,078	$15,078	$—	$—
Municipal bonds	53,676	—	53,676	—
Mortgage-backed securities:
Collateralized mortgage obligations - private label	129	—	129	—
Collateralized mortgage obligations - government sponsored entities	60,771	—	60,771	—
Government National Mortgage Association	3,349	—	3,349	—
Federal National Mortgage Association	20,570	—	20,570	—
Federal Home Loan Mortgage Corporation	5,766	—	5,766	—
Asset-backed securities:
Private label	4,632	—	696	3,936
Government sponsored entities	189	—	189	—
Equity securities	5	—	5	—
Total	$164,16	$15,078	$145,151	$3,936
Measured at fair value on a non-recurring basis:
Impaired loans	$125	$—	$—	$125
Foreclosed real estate	315	$—	$—	$315

Level 2 inputs for assets or liabilities measured at fair value on a recurring basis might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means

NOTE 8– FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities -private label, for the six months ended June 30, 2012 and 2011

	2012	2011
	(Dollars in thousands)

Beginning Balance	$3,936	$4,278
Total gains – realized/unrealized:
Included in earnings	—	—
Included in other comprehensive income	330	101
Total losses – realized/unrealized:
Included in earnings	(57)	—
Included in other comprehensive income	—	(8)
Purchases, issuances and settlements	—	—
Sales	—	—
Principal Paydowns	(223)	(232)
Transfers to (out of) Level 3	—	—

Ending Balance	$3,986	$4,139

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

The following table presents additional quantitative information about the Level 3 inputs for the asset backed securities - private label category. The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of June 30, 2012 (dollars in thousands)

				Unobservable Inputs
Security Category	Fair Value Estimate	Loan Type/ Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
Asset-backed	$3,986	Prime First and	CCC thru	1-7	5.0%-	70.0%-
securities – Private		Second	D		10.5%	100.0%
Label		Lien-Residential Real Estate

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

NOTE 8– FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Fair value on impaired loans is based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of June 30, 2012, impaired loans had a gross carrying amount of $13,000 without a specific allowance. As of December 31, 2011, impaired loans with a specific allowance had a gross carrying amount of $133,000 with a valuation allowance of $8,000. The use of independent appraisals, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral and impaired loans are therefore classified within level 3 of the fair value hierarchy.

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

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at June 30, 2012

			Quoted Prices
			in Active	Significant	Significant
			Markets for	Other	Other
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$29,400	$29,400	$29,400	$—	$—
Securities available for sale	170,679	170,679	15,336	151,357	3,986
Federal Home Loan Bank stock	2,116	2,116	2,116	—	—
Loans receivable	266,190	267,567	—	—	267,567
Accrued interest receivable	1,801	1,801	1,801	—	—

Financial liabilities:
Deposits	384,779	390,866	171,829	219,037	—
Short-term borrowings	14,320	14,320	14,320	—	—
Long-term debt	17,150	17,638	—	17,638	—
Accrued interest payable	40	40	40	—	—

Off-balance-sheet financial instruments	—	—	—	—	—

NOTE 8– FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

	Fair Value Measurements at December 31, 2011
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$23,704	$23,704
Securities available for sale	164,165	164,165
Federal Home Loan Bank stock	2,219	2,219
Loans receivable	275,068	278,647
Accrued interest receivable	1,919	1,919

Financial liabilities:
Deposits	379,798	385,995
Short-term borrowings	6,910	6,910
Long-term debt	27,230	27,978
Accrued interest payable	80	80

Off-balance-sheet financial instruments	—	—

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

NOTE 8– FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

Deposits (carried at cost)

The fair value of deposits with no stated maturity, such as savings, money market and checking is the amount payable on demand at the reporting date and are classified within Level 1 of the fair value hierarchy. The fair value of time deposits is based on the discounted value of contractual cash flows at current rates of interest for similar deposits using market rates currently offered for deposits of similar remaining maturities. Due to the minimal amount of unobservable inputs involved in evaluating assumptions used for discounted cash flows of time deposits, these deposits are classified within Level 2 of the fair value hierarchy.

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

NOTE 9 – TREASURY STOCK

During the quarter and six months ended June 30, 2012, the Company made no repurchases of shares of common stock. As of June 30, 2012, there were 91,510 shares remaining to be repurchased under the existing stock repurchase program.

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

NOTE 10 – SUBSEQUENT EVENTS

On July 25, 2012, the Board of Directors declared a quarterly dividend of $0.07 per share on the Company’s common stock, payable on August 22, 2012 to shareholders of record as of August 6, 2012.

Lake Shore, MHC (the “MHC”) which holds 3,636,875 shares, or 61.2% of the Company’s total outstanding stock, will not waive receipt of the dividend payment as it has in past quarters because of the Federal Reserve Board’s recently implemented interim final regulation which requires the prior approval of a majority of the eligible votes of the MHC’s members (i.e., depositors) for the MHC to waive the receipt of dividends. Due to the significant time and expense that would be required to obtain the member vote required by the Federal Reserve Board’s regulation, the Board of Directors of the MHC has determined not to pursue such a vote at this time. Because the Federal Reserve Board has not yet finalized this regulation, the Company can make no assurances that it will continue to declare regular quarterly cash dividends or that its dividend policy will not change in the future. The Company’s Board of Directors will review the Federal Reserve Board’s final rule on mutual holding company dividend waivers when such rule becomes available, and will evaluate its impact on the payment of future quarterly dividends.

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

The following factors, including the factors set forth in Part II, Item 1A of this and previous Quarterly Reports on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

•	general and local economic conditions;

•	changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values and competition;

•	the ability of our customers to make loan payments;

•	our ability to continue to control costs and expenses;

•	changes in accounting principles, policies or guidelines;

•	our success in managing the risks involved in our business;

•	inflation, and market and monetary fluctuations;

•	the transfer of supervisory and enforcement authority over savings banks to the Office of the Comptroller of the Currency and savings and loan holding companies to the Federal Reserve Board;

•	changes in legislation or regulation, including the implementation of the Dodd-Frank Act; and

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2012 compared to the financial condition as of December 31, 2011 and the consolidated results of operations for the three and six months ended June 30, 2012 and 2011.

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

Branching. In April 2010, we opened our newest branch in Depew, New York. This is our fifth branch in Erie County, New York, and our tenth overall. This office had generated deposits of $26.5 million as of June 30, 2012. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood, and Westfield in Chautauqua County, New York and in Depew, East Amherst, Hamburg, Kenmore, and Orchard Park in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth. An important strategic objective is to continue to evaluate the technology supporting our customer service. We are committed to making investments in technology, and we believe that it represents an efficient way to deploy a portion of our capital. To this end, the Company has developed a five year plan for the implementation of cost effective and efficient digital services to meet our customer’s technology needs, to focus on attracting new customers, and to improve our operational efficiencies. Although we remain committed to expanding our retail branch footprint whenever it makes strategic sense, we will be concentrating our near term efforts on developing “clicks” instead of “bricks.”

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

Residential Mortgage and Other Lending. Historically, our lending portfolio has been composed predominantly of residential one- to four-family mortgage loans. At June 30, 2012 and December 31, 2011, we held $172.1 million and $182.9 million of residential one- to four-family mortgage loans, respectively, which constituted 65.0% and 66.8% of our total loan portfolio, at such respective dates. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At June 30, 2012 and December 31, 2011, our commercial real estate loan portfolio consisted of loans totaling $47.9 million and $44.8 million respectively, or 18.1% and 16.4%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At June 30, 2012 and December 31, 2011, our commercial loan portfolio consisted of loans totaling $11.9 million and $12.9 million, respectively, or 4.5% and 4.7%, respectively, of total loans. Other loan products offered to our customers include home equity loans and lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. We may sell one- to four-family residential loans in the future as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential loans. One- to four-family residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

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

At June 30, 2012 and December 31, 2011, we had $170.7 million and $164.2 million, respectively, invested in securities available for sale, the majority of which are agency mortgage-backed, agency collateralized mortgage obligations (“CMOs”) and municipal securities.

Asset-Liability Strategy. As stated above, our business consists primarily of originating one- to four-family residential mortgage loans and commercial real estate loans secured by property in our market area and investing in residential mortgage-backed securities, CMOs and municipal securities. Typically, one- to four-family residential mortgage loans involve a lower degree of risk and carry a lower yield than commercial real estate and commercial business loans. Our loans are primarily funded by time deposits and savings accounts. This has resulted in our being vulnerable to increases in interest rates, as our interest-bearing liabilities will mature or re-price more quickly than our interest-earning assets in a rising rate environment. Although we plan to continue to originate one- to four-family residential mortgage loans going forward, we have been and intend to continue to increase our focus on the origination of commercial real estate loans and commercial business loans, which generally provide higher returns and have shorter durations than one- to four-family residential mortgage loans. Furthermore, our strategy involves improving our funding mix by increasing our core deposits in order to help reduce and control our cost of funds. We value core deposits (savings, money market and demand accounts) because they represent longer-term customer relationships and lower cost of funds. As part of our strategy to expand our commercial loan portfolio, we expect to attract lower cost core deposits as part of these borrower relationships. We offer competitive rates on a variety of deposit products to meet the needs of our customers and we promote long term deposits, where possible, to meet asset-liability goals.

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

Critical Accounting Policies

It is management’s opinion that accounting estimates covering certain aspects of our business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance for loan losses required for probable credit losses and the material effect that such judgments can have on the results of operations. Management’s quarterly evaluation of the adequacy of the allowance considers our historical loan loss experience, review of specific loans, current economic conditions, and such other factors considered appropriate to estimate loan losses. Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions, or economic conditions. Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in our local area, concentrations of risk and decline in local property values. Refer to Note 4 of the Notes to the Consolidated Financial Statements for more information on the allowance for loan losses.

In management’s opinion, the accounting policy relating to the valuation of investments is a critical accounting policy. The fair values of our investments are determined using public quotations, third party dealer quotes, pricing models, or discounted cash flows. Thus, the determination may require significant judgment or estimation, particularly when liquid markets do not exist for the item being valued. The use of different assumptions for these valuations could produce significantly different results which may have material positive or negative effects on the results of our operations. Refer to Note 8 of the Notes to the Consolidated Financial Statements for more information on fair value.

Management also considers the accounting policy relating to the impairment of investments to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the consolidated results of income. The credit portion of a decline in the fair value of investments below cost deemed to be other-than-temporary may be charged to earnings resulting in the establishment of a new cost basis for an asset. Management continually reviews the current value of its investments for evidence of OTTI. Refer to Note 3 of the Notes to the Consolidated Financial Statements for more information on OTTI.

These critical policies and their application are reviewed periodically by our Audit Committee and our Board of Directors. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in the notes to our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2011 to better understand how our financial performance is reported.

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

	For the Three Months ended June 30, 2012			For the Three Months ended June 30, 2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits & federal funds sold	$24,114	$9	0.15%	$15,865	$6	0.15%
Securities	170,655	1,451	3.40%	166,548	1,635	3.93%
Loans	267,245	3,553	5.32%	269,198	3,580	5.32%
Total interest-earning assets	462,014	5,013	4.34%	451,611	5,221	4.62%
Other assets	30,415			30,740
Total assets	$492,429			$482,351

Interest-bearing liabilities:
Demand and NOW accounts	$41,665	$13	0.12%	$40,491	$18	0.18%
Money market accounts	62,343	83	0.53%	50,592	70	0.55%
Savings accounts	35,812	14	0.16%	34,340	18	0.21%
Time deposits	214,708	926	1.73%	224,782	1,041	1.85%
Borrowed funds	32,062	130	1.62%	37,945	238	2.51%
Other interest-bearing liabilities	1,227	27	8.80%	1,270	28	8.82%
Total interest-bearing liabilities	387,817	1,193	1.23%	389,420	1,413	1.45%
Other non-interest bearing liabilities	39,128			34,398
Stockholders’ equity	65,484			58,533
Total liabilities and stockholders’ equity	$492,429			$482,351

Net interest income		$3,820			$3,808

Interest rate spread			3.11%			3.17%

Net interest margin			3.31%			3.37%

	For the Six Months ended June 30, 2012			For the Six Months ended June 30, 2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
		(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits & federal funds sold	$22,505	$13	0.12%	$20,194	$20	0.20%
Securities	168,921	2,930	3.47%	162,761	3,246	3.99%
Loans	269,475	7,150	5.31%	266,423	7,085	5.32%
Total interest-earning assets	460,901	10,093	4.38%	449,378	10,351	4.61%
Other assets	30,443			31,604
Total assets	$491,344			$480,982

Interest-bearing liabilities:
Demand and NOW accounts	$41,056	$26	0.13%	$40,291	$35	0.17%
Money market accounts	61,439	165	0.54%	49,477	136	0.55%
Savings accounts	34,885	27	0.15%	33,547	35	0.21%
Time deposits	216,504	1,899	1.75%	227,648	2,153	1.89%
Borrowed funds	32,654	287	1.76%	38,524	501	2.60%
Other interest-bearing liabilities	1,233	54	8.76%	1,275	56	8.78%
Total interest-bearing liabilities	387,771	2,458	1.27%	390,762	2,916	1.49%
Other non-interest bearing liabilities	38,262			32,853
Stockholders’ equity	65,311			57,367
Total liabilities and stockholders’ equity	$491,344			$480,982

Net interest income		$7,635			$7,435

Interest rate spread			3.11%			3.12%

Net interest margin			3.31%			3.31%

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

	Three Months ended June 30, 2012 Compared to Three Months ended June 30, 2011
	Rate	Volume	Net Change
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits and federal funds sold	$—	$3	$3
Securities	(223)	39	(184)
Loans, including fees	(1)	(26)	(27)

Total interest-earning assets	(224)	16	(208)

Interest-bearing liabilities:
Demand and NOW accounts	(6)	1	(5)
Money market accounts	(3)	16	13
Savings accounts	(5)	1	(4)
Time deposits	(70)	(45)	(115)
Total deposits	(84)	(27)	(111)
Other interest-bearing liabilities:
Borrowed funds and other	(75)	(34)	(109)

Total interest-bearing liabilities	(159)	(61)	(220)

Total change in net interest income	$(65)	$77	$12

	Six Months ended June 30, 2012 Compared to Six Months ended June 30, 2011
	Rate	Volume	Net Change
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits and federal funds sold	$(9)	$2	$(7)
Securities	(435)	119	(316)
Loans, including fees	(16)	81	65

Total interest-earning assets	(460)	202	(258)

Interest-bearing liabilities:
Demand and NOW accounts	(10)	1	(9)
Money market accounts	(3)	32	29
Savings accounts	(9)	1	(8)
Time deposits	(152)	(102)	(254)
Total deposits	(174)	(68)	(242)
Other interest-bearing liabilities:
Borrowed funds and other	(146)	(70)	(216)

Total interest-bearing liabilities	(320)	(138)	(458)

Total change in net interest income	$(140)	$340	$200

Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase. Conversely, a majority of our interest-bearing liabilities have much shorter contractual maturities and are expected to reprice. A significant portion of our deposits have no contractual maturities and are likely to reprice quickly as short-term interest rates increase. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a decrease in our net interest rate spread and a decrease in our earnings. In order to mitigate this effect, the Bank's Asset-Liability Committee is continuing to review its options in relation to core deposit growth, implementation of new products, promotion of adjustable rate commercial loan products and use of derivatives.

In a decreasing interest rate environment, our earnings may increase or decrease. If long-term interest-earning assets do not reprice and interest rates on short-term deposits begin to decrease, earnings may rise. In the current rate environment, rates on the investment portfolio have declined significantly but rates on deposit products and borrowed funds have also dropped, which has assisted in maintaining our interest rate spread. In the current extended low rate environment, the cost of funding is beginning to fall more slowly than the decline in asset yields, resulting in a flat or slight decrease to our net interest margin.

For the three months ended June 30, 2012, the average yields on our loan portfolio and investment portfolio were 5.32% and 3.40%, respectively, in comparison to 5.32% and 3.93%, respectively, for the three months ended June 30, 2011. Overall, the average yield on our interest earning assets decreased by 28 basis points to 4.34% for the three months ended June 30, 2012 in comparison to the three months ended June 30, 2011. For the three months ended June 30, 2012, the average rate that we were paying on interest-bearing liabilities decreased by 22 basis points to 1.23% in comparison to the same period in the prior year. This was partially due to an 89 basis point decrease in the average interest rate paid on our borrowings from 2.51% for the three months ended June 30, 2011 to 1.62% for the three month period ended June 30, 2012 and a 12 basis point decrease in the average rate paid on time deposits from 1.85% for the three month period ended June 30, 2011 to 1.73% for the three month period ended June 30, 2012. Our interest rate spread for the three months ended June 30, 2012 was 3.11%, which was a 6 basis point decrease in comparison to the three months ended June 30, 2011. Our net interest margin was 3.31% and 3.37% for the three months ended June 30, 2012 and 2011, respectively.

For the six months ended June 30, 2012, the average yields on our loan portfolio and investment portfolio were 5.31% and 3.47%, respectively, in comparison to 5.32% and 3.99%, respectively, for the six months ended June 30, 2011. Overall, the average yield on our interest earning assets decreased by 23 basis points to 4.38% for the six months ended June 30, 2012 in comparison to the six months ended June 30, 2011. For the six months ended June 30, 2012, the average rate that we were paying on interest-bearing liabilities decreased by 22 basis points to 1.27% in comparison to the same period in the prior year. This was partially due to an 84 basis point decrease in the average interest rate paid on our borrowings from 2.60% for the six months ended June 30, 2011 to 1.76% for the six month period ended June 30, 2012 and a 14 basis point decrease in the average rate paid on time deposits from 1.89% for the six month period ended June 30, 2011 to 1.75% for the six month period ended June 30, 2012. Our interest rate spread for the six months ended June 30, 2012 was 3.11%, which was a 1 basis point decrease in comparison to the six months ended June 30, 2011. Our net interest margin was 3.31% for the six months ended June 30, 2012 and 2011.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets at June 30, 2012 were $492.1 million, an increase of $3.5 million, or 0.1%, from $488.6 million at December 31, 2011. The increase in total assets was primarily due to a $5.7 million increase in cash and cash equivalents and a $6.5 million increase in securities available for sale, partially offset by an $8.9 million decrease in loans receivable, net.

Cash and cash equivalents increased by $5.7 million, or 24.0%, from $23.7 million at December 31, 2011 to $29.4 million at June 30, 2012. The increase was primarily attributed to a $5.0 million increase in total deposits since December 31, 2011, as well as the receipt of cash flow from prepayments on the loan and investment portfolios, which have not yet been re-deployed to fund new loans or purchase investment securities.

Securities available for sale increased $6.5 million, or 4.0%, to $170.7 million at June 30, 2012 compared to $164.2 million at December 31, 2011. During the six month period ended June 30, 2012, the Company purchased $22.5 million of available for sale securities, including collateralized mortgage obligations, mortgage-backed securities and municipal bonds. The purchases were funded by the receipt of $15.9 million in paydowns on the investment portfolio, with the remainder being funded by deposit growth and paydowns received on the loan portfolio.

Loans receivable, net decreased during the six month period between June 30, 2012 and December 31, 2011 as shown in the table below:

	At June 30,	At December 31,	Change
	2012	2011	$	%
	(Dollars in thousands)

Real Estate Loans:
Residential, one- to four-family	$172,116	$182,922	$(10,806)	(5.9)%
Home equity	30,439	30,671	(232)	(0.8)%
Commercial	47,939	44,776	3,163	7.1%
Construction	682	519	163	31.4%
Total Real Estate Loans	251,176	258,888	(7,712)	(3.0)%
Other Loans:
Commercial	11,912	12,911	(999)	(7.7)%
Consumer	1,743	1,948	(205)	(10.5)%
Total Gross Loans	264,831	273,747	(8,916)	(3.3)%
Allowance for loan losses	(1,324)	(1,366)	42	3.1%
Net deferred loan costs	2,683	2,687	(4)	(0.1)%
Loans receivable, net	$266,190	$275,068	$(8,878)	(3.2)%

The decrease in loans receivable, net was primarily due to a decrease in residential one- to four-family real estate loans and commercial loans, partially offset by an increase in commercial real estate loans. During 2012, we remain strategically focused on increasing our commercial real estate and commercial loan portfolios to diversify our asset mix, to take advantage of the opportunities available to serve small businesses in our market area, and to maintain an effective net interest margin. The decrease in residential, one- to four-family real estate loans was primarily due to a strategic decision made by the Company not to match lower rates offered by our competitors in an effort to avoid increased interest rate risk. The decrease in commercial loans is primarily due to an increase in loan payoffs as a result of the competitive interest rate environment in our market area. Management continues to look for high quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable and prudent.

The table below shows changes in deposit volumes by type of deposit between June 30, 2012 and December 31, 2011:

	At June 30,	At December 31,	Change
	2012	2011	$	%
	(Dollars in thousands)

Demand Deposits:
Non-interest bearing	$30,830	$27,429	$3,401	12.4%
Interest bearing	41,946	40,649	1,297	3.2%
Money market	62,551	58,157	4,395	7.6%
Savings	36,502	33,676	2,826	8.4%
Time deposits	212,950	219,887	(6,937)	(3.2)%
Total Deposits	$384,779	$379,798	$4,981	1.3%

The growth in demand deposits, money market and savings accounts, was the result of the Company’s continued strategic focus on attracting commercial deposit relationships and growing core deposits among its retail customers. The decrease in time deposits was a result of the Company’s decision to not match higher interest rates being offered by competitors in our market area in an effort to maintain our net interest margin.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $2.7 million, or 7.8%, from $34.1 million at December 31, 2011 to $31.5 million at June 30, 2012. Long-term debt decreased $10.1 million from $27.2 million at December 31, 2011 to $17.2 million at June 30, 2012. Short-term borrowings increased $7.4 million from $6.9 million at December 31, 2011 to $14.3 million at June 30, 2012. As long-term debt matured, the Company paid off $2.7 million of such debt in order to reduce interest expense, and the remaining proceeds were transferred into short-term borrowings to take advantage of lower interest rates.

Total stockholders’ equity increased $1.8 million, or 2.8%, from $63.9 million at December 31, 2011 to $65.7 million at June 30, 2012. The increase in total stockholders’ equity was primarily due to $1.9 million in net income during the six month period ended June 30, 2012, partially offset by $296,000 in cash dividends paid.

Comparison of Results of Operations for the Three Months Ended June 30, 2012 and 2011

General. Net income was $895,000 for the three month period ended June 30, 2012, or $0.16 per diluted share, a decrease of $92,000, or 9.3%, compared to net income of $987,000, or $0.17 per diluted share, for the three month period ended June 30, 2011. The decrease in net income during the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011 was due to a $211,000 increase in non-interest expenses and an $88,000 decrease in non-interest income partially offset by a $180,000 decrease in the provision for loan losses.

Interest Income. Interest income decreased by $208,000, or 4.0%, to $5.0 million for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011. The decrease in interest income was primarily due to a $184,000 decline in investment interest income, or 11.3%, to $1.5 million for the three month period ended June 30, 2012 compared to $1.6 million for the same period in 2011 due to the decrease in the average yield on investment securities. The investment portfolio had an average balance of $170.7 million and an average yield of 3.40% for the three month period ended June 30, 2012 compared to an average balance of $166.5 million and an average yield of 3.93% for the three month period ended June 30, 2011. The average balance of the investment portfolio increased due to the re-investment of paydowns received on the loan and investment portfolios, as well as funds obtained through deposit growth, into the purchase of new available for sale securities. The average yield on the investment portfolio decreased as new securities were purchased at lower yields than the rates earned on securities which had paid off, as a result of the current low interest rate environment. Loan interest income decreased by $27,000, or 0.8%, for the three month period ended June 30, 2012 compared to the same period in 2011. The average yield on our loan portfolio remained constant at 5.32% for both periods, despite a $2.0 million decrease in the average loan balance. The decrease in the average balance of loans receivable was primarily due to a decrease in one- to four-family real estate loans, partially offset by an increase in commercial real estate loans. Other interest income increased $3,000, or 50.0%, for the three month period ended June 30, 2012 compared to the same period in 2011, due to an $8.2 million increase in the average balance of other interest-earning deposits and federal funds sold. The average yield on other interest-earning deposits and federal funds sold remained constant at 0.15% for both three month periods ended June 30, 2012 and 2011.

Interest Expense. Interest expense decreased by $220,000, or 15.6%, from $1.4 million for the three months ended June 30, 2011 to $1.2 million for the three months ended June 30, 2012. The interest paid on deposits decreased by $111,000 to $1.0 million for the three month period ended June 30, 2012 when compared to the three month period ended June 30, 2011 due primarily to the decrease in the average rate paid on deposits. The average balance of deposits for the three month period ended June 30, 2012 was $354.5 million with an average rate of 1.17% compared to the average balance of deposits of $350.2 million and an average rate of 1.31% for the three month period ended June 30, 2011. The decrease in the average rate paid on deposits was due to the continued low interest rate environment in 2012. The increase in the average balance of deposits was primarily due to deposit growth in core deposit accounts partially offset by a decrease in time deposits. The interest expense related to advances from the FHLBNY decreased $108,000, or 45.4%, for the three month period ended June 30, 2012 when compared to the same three month period in June 2011. This decrease was due to a $5.9 million decrease in average FHLBNY advance balances and an 89 basis point decline in the average rate paid on FHLBNY advances when comparing the three month period ended June 30, 2012 with the same three month period in 2011. The decrease in the average advance balances was a result of the Company’s decision to utilize excess cash obtained through deposit growth and loan prepayments in 2011 and 2012 to pay down borrowings. The low interest rate environment caused the average rate paid on borrowings to decrease.

Provision for Loan Losses. Provision for loan losses during the three month period ended June 30, 2012 was $85,000, a decrease of $180,000, or 67.9%, in comparison to $265,000 for the three month period ended June 30, 2011. Nonperforming loans have remained steady at $2.1 million and $2.5 million at June 30, 2012 and 2011, respectively. Net charge-offs have also remained low with an annualized ratio of net charge-offs to average loans receivable of 0.07% and 0.02% as of June 30, 2012 and 2011, respectively.

During the three month period ended June 30, 2012, the Company recorded a $91,000 provision for loan losses as part of its review of certain environmental factors for residential real estate and home equity loans. Management concluded that an adjustment was considered necessary due to the lengthening of the foreclosure process in New York State based on changes in state law. The increased delay between when a bank begins the foreclosure process and obtains ownership of the collateral increases the Bank’s risk of loss due to additional expenses for past due taxes, property deterioration due to lack of property maintenance, and legal fees. Management did not take this change in foreclosure law into account when calculating the provision during prior periods. As such, historical loss factors used in prior periods were understated. This adjustment will increase the provision to more accurately reflect the losses inherent in the residential mortgage and home equity loan portfolios. During the quarter ended June 30, 2012, a $40,000 decrease in the provision was recorded for commercial real estate loans, due to an upgrade in the classification of certain loans as well as the payoff of one loan. This was offset by a $35,000 increase in the provision for commercial loans primarily related to the Company’s equipment loan portfolio due to the standard risks present by the inherent nature of these types of loans.

During the three month period ended June 30, 2011, the Company recorded a $199,000 provision for loan losses as part of its review of certain environmental factors for commercial real estate loans and commercial loans. Management concluded that an increased provision was needed for its commercial loan portfolio due to the increase in portfolio size and the standard risks presented by these types of loans. The remaining $66,000 in the provision for loan losses was attributed to changes in loan classifications for certain one- to four-family residential mortgage loans.

Refer to Note 4 of the Notes to the Consolidated Financial Statements (unaudited) for details on the provision for loan losses.

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

Non-interest Income. Non-interest income decreased $88,000, or 16.2%, from $545,000 for the three months ended June 30, 2011 to $457,000 for the three months ended June 30, 2012. The decrease was primarily due to a non-cash, pre-tax impairment charge of $57,000 to write-down a single asset-backed security, compared with a $31,000 gain on sale of investments recorded during the quarter ended June 30, 2011. The impairment charge was attributable to a significant decline in the market value of a bond that is not expected to be recovered over its term. During the three month period ended June 30, 2011, we sold thirteen municipal bonds that were set to mature between 2018 and 2029 in order to reduce our concentration in municipal bonds and the average life of the investment portfolio.

Non-interest Expense. Non-interest expense increased by $211,000, or 7.4%, to $3.0 million for the quarter ended June 30, 2012 from $2.8 million for the quarter ended June 30, 2011. The increase was largely due to a $148,000, or 10.6%, increase in salaries and employee benefits primarily due to the addition of two new directors, annual salary increases and annual increases in health insurance premiums. The increase in salaries and employee benefits expense was also impacted by the decrease in deferred salary expense incurred to originate loans due to a decrease in loan originations during the three months ended June 30, 2012 when compared to the same period in 2011. The increase in salaries and employee benefits expense was partially offset by lower stock option expenses for awards that became fully vested at December 31, 2011. Other non-interest expenses increased by $113,000, or 45.9%, for the three month period ended June 30, 2012 compared to the same period in 2011, primarily due to an increase in expenses related to foreclosures, as well as an increase in donations and promotional expenses. Professional services increased $48,000, or 15.8%, for the three month period ended June 30, 2012 compared to the same three month period in 2011, primarily due to an increase in legal and consulting services. Occupancy and equipment expenses increased $14,000 for the three month period ended June 30, 2012 when compared to the same three month period in 2011 primarily due to increases in software maintenance costs, property taxes and maintenance and repairs of buildings and equipment. These increases were partially offset by a $71,000 decrease in FDIC insurance, or 55.9%, for the three month period ended June 30, 2012 compared to the same period in 2011, due to the new insurance premium calculation methodology that the FDIC enacted in accordance with the Dodd-Frank Act during 2011. Advertising expenses decreased by $49,000, or 37.7%, for the three month period ended June 30, 2012 compared to the same period in 2011, primarily due to the timing of expenses for the production of the 2012 advertising campaign.

Income Tax Expense. Income tax expense decreased by $15,000, or 5.6%, from $268,000 for the three month period ended June 30, 2011 to $253,000 for the three month period ended June 30, 2012. The decrease was primarily due to a decrease in income before income taxes during 2012 offset by an increase in the effective tax rate from 21.4% for the three months ended June 30, 2011 to 22.0% for the three months ended June 30, 2012. The increase in the effective tax rate was primarily due to a disproportionate decrease in tax exempt income when compared to the decrease in income before income taxes for 2012.

Comparison of Results of Operations for the Six Months Ended June 30, 2012 and 2011

General. Net income was $1.90 million for the six month period ended June 30, 2012, or $0.33 per diluted share, a decrease of $35,000, or 1.8%, compared to net income of $1.94 million, or $0.34 per diluted share, for the six month period ended June 30, 2011. The decrease in net income during the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011 was due to a $276,000 increase in non-interest expenses, a $147,000 decrease in non-interest income and a $47,000 increase in income tax expense partially offset by a $200,000 increase in net interest income and a $235,000 decrease in provision for loan losses.

Interest Income. Interest income decreased by $258,000, or 2.5%, to $10.1 million for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011. The decrease in interest income was primarily due to a decrease in investment interest income. Investment interest income decreased by $316,000, or 9.7%, to $2.9 million for the six month period ended June 30, 2012 compared to $3.2 million for the same period in 2011 due to the decrease in the average yield on investment securities. The investment portfolio had an average balance of $168.9 million and an average yield of 3.47% for the six month period ended June 30, 2012 compared to an average balance of $162.8 million and an average yield of 3.99% for the six month period ended June 30, 2011. The average balance of the investment portfolio increased primarily due to the re-investment of paydowns on the loan and investment portfolio, as well as funds obtained from deposit growth, into the purchase of new available for sale securities. The average yield on the investment portfolio decreased due to the yields on purchases of new securities being lower than yields on securities which had paid off, as a result of the current low interest rate environment. Loan interest income increased by $65,000, or 0.9%, to $7.2 million for the six month period ended June 30, 2012 compared to the same period in 2011, primarily due to a $3.1 million increase in the average balance of loans to $269.5 million. The average yield on the loan portfolio was 5.31% for the six month period ended June 30, 2012 and 5.32% for the six month period ended June 30, 2011. Other interest income decreased $7,000, or 35.0%, for the six month period ended June 30, 2012 to $13,000 in comparison to the same period in 2011, despite a $2.3 million increase in the average balance of other interest earning deposits and federal funds sold. The decrease in other interest income was primarily due to an 8 basis point decline in the average yield from 0.20% to 0.12% for the six month periods ended June 30, 2011 and 2012, respectively.

Interest Expense. Interest expense decreased by $458,000, or 15.7%, from $2.9 million for the six month period ended June 30, 2011 to $2.5 million for the six month period ended June 30, 2012. The interest paid on deposits decreased by $242,000 to $2.1 million for the six month period ended June 30, 2012 when compared to the same period in 2011 due primarily to the decrease in the average rate paid on deposits. The average balance of deposits for the six month period ended June 30, 2012 was $353.9 million with an average rate of 1.20% compared to the average balance of deposits of $351.0 million and an average rate of 1.34% for the six month period ended June 30, 2011. The decrease in the average rate paid on deposits was due to the continued low interest rate environment in 2012. The increase in the average balance of deposits was primarily due to deposit growth in our core deposit accounts partially offset by a decrease in time deposits. The interest expense related to advances from the FHLBNY decreased $214,000, or 42.7%, for the six month period ended June 30, 2012 when compared to the same six month period in June 2011. The decrease in interest expense on advances occurred due to a $5.9 million decrease in average balances and an 84 basis point decline in the average rate paid when comparing the six month period ended June 30, 2012 with the same six month period in 2011. The decrease in the average advance balances was a result of the Company’s decision to utilize excess cash obtained through deposit growth and loan prepayments in 2011 and 2012 to pay down borrowings. The low interest rate environment caused the average rate paid on borrowings to decrease.

Provision for Loan Losses. A net provision of $50,000 was recorded to the allowance for loan losses during the six month period ended June 30, 2012 compared to a provision of $285,000 to the allowance for loan losses during the six month period ended June 30, 2011. Our credit quality remains strong, as nonperforming loans have remained steady at $2.1 million and $2.5 million at June 30, 2012 and 2011, respectively, despite a $3.1 million increase in average loans outstanding for the six months ended June 30, 2012 when compared to the same period in 2011. Net charge-offs in 2012 were $92,000 for the six months ended June 30, 2012 compared to $32,000 for the six months ended June 30, 2011.

During the six month period ended June 30, 2012, the Company recorded a $157,000 provision for loan losses on commercial real estate loans due to an increase in the loan balances and number of classified loans in this category. This provision was offset by an $83,000 reduction in the provision for loan losses on commercial loans due to a reduction in the loan portfolio balances for this loan type. The provision for loan losses was further reduced by a net $28,000 decrease on the residential real estate loans (including one- to four-family loans and home equity loans) and consumer loans due to declining loan balances in these categories. The decrease in provision for loan losses on residential real estate loans was partially offset by the lengthening of the foreclosure process in New York State based on changes in state law, as discussed earlier in this document.

Provision for loan losses during the six month period ended June 30, 2011 was $285,000. Upon review of the environmental factors relating to the commercial real estate loans and commercial loans during 2011, management determined that a $199,000 provision for loan losses was necessary due to the increase in portfolio size and the standard risks presented by the nature of these types of loans. During the six months ended June 30, 2011, management also recorded $145,000 in provision for loan losses for specific commercial real estate or commercial loans that had become classified loans or had been downgraded due to certain factors, such as delinquency. The provisions related to commercial loans were partially offset by a $60,000 reduction in the allowance for loan losses for one- to four-family real estate loans and home equity loans.

Refer to Note 4 of the Notes to the Consolidated Financial Statements (unaudited) for details on the provision for loan losses.

Non-interest Income. Non-interest income decreased $147,000, or 13.1%, from $1.1 million for the six month period ended June 30, 2011 to $978,000 for the six month period ended June 30, 2012. The decrease was primarily due to a non-cash, pre-tax impairment charge of $57,000 related to the Company’s write-down of one asset-backed security during the second quarter of 2012. The Company recognized an $31,000 gain on the sale of municipal bond securities and a $57,000 recovery on previously impaired asset-backed securities during the six months ended June 30, 2011.

Non-interest Expense. Non-interest expense increased by $276,000, or 4.7%, to $6.1 million for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011. Salaries and employee benefits increased $138,000, or 4.7%, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011. The increase was primarily due to the addition of two new directors in 2012, salary increases, higher benefit expenses, and an unplanned accrual for a retirement benefit. The increase in salaries and employee benefits expense was also impacted by the decrease in deferred salary expense incurred to originate loans due to a decrease in loan originations during the six months ended June 30, 2012 when compared to the same period in 2011. The increase in salaries and employee benefits expense was partially offset by lower stock option expenses for awards that became fully vested at December 31, 2011. Other non-interest expenses increased by $172,000, or 33.9%, for the six month period ended June 30, 2012 compared to the same period in 2011, primarily due to a $123,000 increase in foreclosure expenses incurred during the first six months of 2012, as compared to the prior year period. Professional services increased $91,000, or 15.8%, for the six month period ended June 30, 2012 compared to the same six month period in 2011, primarily due to increased legal and consulting services. These increases were partially offset by a $127,000 decrease in FDIC insurance premiums, or 51.0%, for the six month period ended June 30, 2012 compared to the same period in 2011, due to the new insurance premium calculation methodology that the FDIC enacted in accordance with the Dodd-Frank act, which became effective in 2011.

Income Tax Expense. Income tax expense increased by $47,000, or 9.3%, from $503,000 for the six month period ended June 30, 2011 to $550,000 for the six month period ended June 30, 2012. The increase was primarily due to an increase in the effective tax rate from 20.6% for the six month period ended June 30, 2011 to 22.4% for the six month period ended June 30, 2012. The increase in the effective tax rate was primarily due to a disproportionate decrease in tax exempt income when compared to the decrease in income before income taxes for 2012.

Loans Past Due and Non-performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $3.0 million at June 30, 2012 and $3.1 million at December 31, 2011.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At June 30, 2012	At December 31, 2011
	(Dollars in thousands)

Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$13	$328
Home equity	54	21
Commercial	—	—
Construction	—	—
Other loans:
Commercial	—	87
Consumer	24	23
Total	$91	$459

Loans accounted for on a nonaccrual basis:
Real estate loans:
Residential, one- to four-family	$1,461	$1,821
Home equity(1)	213	209
Commercial	130	228
Construction	—	—
Other loans:
Commercial	160	76
Consumer	4	5
Total non-accrual loans	1,968	2,339
Total nonperforming loans	2,059	2,798
Foreclosed real estate	900	315
Restructured loans	—	—
Total nonperforming assets	$2,959	$3,113
Ratios:

Nonperforming loans as a percent of net loans:	0.77%	1.02%

Nonperforming assets as a percent of total assets:	0.60%	0.64%

(1)	As of June 30, 2012 and December 31, 2011, one home equity loan for $31,000 was restructured and classified as a troubled debt restructuring, due to the borrower’s financial difficulties. The loan was placed on nonaccrual status and was classified as a substandard loan with no specific reserve established and was 240 days past due under the modified terms as of June 30, 2012.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated:

	At or for the Six Months ended June 30, 2012	At or for the Six Months ended June 30, 2011
	(Dollars in thousands)

Balance at beginning of period:	$1,366	$953
Provision for loan losses	50	285
Charge-offs:
Real estate loans:
Residential, one- to four-family	100	—
Home equity	—	29
Commercial	—	—
Construction	—	—
Other loans:
Commercial	1	—
Consumer	1	10
Total charge-offs	102	39
Recoveries:
Real estate loans:
Residential, one- to four-family	1	4
Home equity	—	—
Commercial	8	—
Construction	—	—
Other loans:
Commercial	—	—
Consumer	1	3
Total recoveries	10	7

Net charge-offs	92	32

Balance at end of period	$1,324	$1,206

Average loans outstanding	$269,475	$266,423

Allowance for loan losses as a percent of total loans	0.50%	0.44%
Allowance for loan losses as a percent of non-performing loans	64.30%	47.99%

Ratio of net charge-offs to average loans outstanding (1)	0.07%	0.02%

(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest earning deposits at other financial institutions and funds provided from operations. We have a written agreement with the Federal Home Loan Bank of New York, which allows us to borrow up to $125.0 million as of June 30, 2012, and is collateralized by a pledge of our mortgage loans. At June 30, 2012, we had outstanding advances under this agreement of $31.5 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was $10.0 million as of June 30, 2012. There were no balances outstanding with the Federal Reserve Bank at June 30, 2012. In 2011, we established a line of credit with M&T Bank for $7.0 million, of which $5.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on this line as of June 30, 2012.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the six months ended June 30, 2012, we originated loans of approximately $19.8 million in comparison to approximately $30.4 million of loans originated during the six months ended June 30, 2011. Purchases of investment securities totaled $22.5 million in the six months ended June 30, 2012 and $16.6 million in the six months ended June 30, 2011.

At June 30, 2012, we had loan commitments to borrowers of approximately $5.1 million and overdraft lines of protection and unused home equity lines of credit of approximately $27.5 million.

Total deposits were $385.0 million at June 30, 2012, as compared to $379.8 million at December 31, 2011. Time deposit accounts scheduled to mature within one year were $97.5 million at June 30, 2012. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 6 of the Notes to Consolidated Financial Statements for a summary of loan commitments outstanding as of June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended June 30, 2012:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2012 through April 30, 2012	-	-	-	91,510
May 1, 2012 through May 31, 2012	-	-	-	91,510
June 1, 2012 through June 30, 2012	-	-	-	91,510
Total	-	-	-	91,510

______________

(1)	On November 17, 2010, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 116,510 shares of our outstanding common stock. This amount represented 5% of our outstanding stock not owned by the MHC as of November 23, 2010. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

Item 6. Exhibits

3.1	Charter of Lake Shore Bancorp, Inc.[1]
3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[2]
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.[3]
10.1	Employment Agreement between Daniel P. Reininga and Lake Shore Bancorp, Inc.[4]
10.2	Employment Agreement between Daniel P. Reininga and Lake Shore Savings Bank[4]
10.3	Amended and Restated Change of Control Agreement between Rachel A. Foley and Lake Shore Bancorp, Inc.[5]
10.4	2012 Lake Shore Savings Bank Supplemental Executive Retirement Plan[6]
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

4 Incorporated herein by reference to Exhibits 10.1 and 10.2 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.

5 Incorporated herein by reference to Exhibit 10.3 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.

6 Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on June 29, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

/s/ Daniel P. Reininga
August 14, 2012	By:	Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Rachel A. Foley
	By:	Rachel A. Foley
August 14, 2012		Chief Financial Officer
(Principal Financial and Accounting Officer)

