Form 10-Q/A
period 2012-06-30
Lake Shore Bancorp, Inc.
filed 2012-09-13
CIK 1341318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this amendment to Lake Shore Bancorp, Inc. Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended June 30, 2012:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2012 through April 30, 2012	-	-	-	91,510
May 1, 2012 through May 31, 2012	-	-	-	91,510
June 1, 2012 through June 30, 2012	-	-	-	91,510
Total	-	-	-	91,510

______________

(1)	On November 17, 2010, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 116,510 shares of our outstanding common stock. This amount represented 5% of our outstanding stock not owned by the MHC as of November 23, 2010. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

Item 6. Exhibits

3.1	Charter of Lake Shore Bancorp, Inc.[1]
3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[2]
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.[3]
10.1	Employment Agreement between Daniel P. Reininga and Lake Shore Bancorp, Inc.[4]
10.2	Employment Agreement between Daniel P. Reininga and Lake Shore Savings Bank[4]
10.3	Amended and Restated Change of Control Agreement between Rachel A. Foley and Lake Shore Bancorp, Inc.[5]
10.4	2012 Lake Shore Savings Bank Supplemental Executive Retirement Plan[6]
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document[7]
101.SCH	XBRL Taxonomy Extension Schema Document[7]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document[7]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document[7]
101.LAB	XBRL Taxonomy Extension Label Linkbase Document[7]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document[7]

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

4 Incorporated herein by reference to Exhibits 10.1 and 10.2 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.

5 Incorporated herein by reference to Exhibit 10.3 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.

6 Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on June 29, 2012.

7 As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

/s/ Daniel P. Reininga
September 13, 2012	By:	Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Rachel A. Foley
	By:	Rachel A. Foley
September 13, 2012		Chief Financial Officer
(Principal Financial and Accounting Officer)

