Form 10-Q
period 2012-09-30
Lake Shore Bancorp, Inc.
filed 2012-11-14
CIK 1341318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51821

LAKE SHORE BANCORP, INC.
(Exact name of registrant as specified in its charter)
United States	20-4729288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

31 East Fourth Street, Dunkirk, New York	14048
(Address of principal executive offices)	(Zip code)
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

        Common stock ($0.01 par value) 5,939,132 shares outstanding as of November 1, 2012.

PART I
Item 1. Financial Statements
LAKE SHORE BANCORP, INC. and SUBSIDIARY
Consolidated Statements of Financial Condition
	September 30, 2012	December 31, 2011
	(Unaudited)
	(Dollars in thousands, except per share data)

Assets

Cash and due from banks	$8,233	$7,031
Interest earning deposits	16,436	5,402
Federal funds sold	14,337	11,271

Cash and Cash Equivalents	39,006	23,704

Securities available for sale	168,890	164,165
Federal Home Loan Bank stock, at cost	2,019	2,219
Loans receivable, net of allowance for loan losses 2012 $1,499; 2011 $1,366	265,056	275,068
Premises and equipment, net	8,433	8,530
Accrued interest receivable	2,012	1,919
Bank owned life insurance	11,558	11,376
Other assets	1,759	1,616

Total Assets	$498,733	$488,597

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Interest bearing	$355,376	$352,369
Non-interest bearing	37,250	27,429

Total Deposits	392,626	379,798

Short-term borrowings	14,150	6,910
Long-term debt	15,150	27,230
Advances from borrowers for taxes and insurance	1,752	3,148
Other liabilities	7,999	7,564

Total Liabilities	431,677	424,650

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 5,939,132 shares outstanding at September 30, 2012 and December 31, 2011	66	66
Additional paid-in capital	27,973	27,987
Treasury stock, at cost (673,368 shares at September 30, 2012 and December 31, 2011)	(6,260)	(6,260)
Unearned shares held by ESOP	(1,982)	(2,046)
Unearned shares held by RRP	(566)	(606)
Retained earnings	41,837	39,770
Accumulated other comprehensive income	5,988	5,036

Total Stockholders’ Equity	67,056	63,947

Total Liabilities and Stockholders’ Equity	$498,733	$488,597

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited) (Dollars in thousands except per share data)

Interest Income
Loans, including fees	$3,450	$3,657	$10,600	$10,742
Investment securities, taxable	875	1,086	2,857	3,367
Investment securities, tax-exempt	480	460	1,428	1,425
Other	10	9	23	29
Total Interest Income	4,815	5,212	14,908	15,563

Interest Expense
Deposits	995	1,124	3,112	3,483
Short-term borrowings	14	4	37	19
Long-term debt	107	229	371	715
Other	27	27	81	83
Total Interest Expense	1,143	1,384	3,601	4,300
Net Interest Income	3,672	3,828	11,307	11,263

Provision for loan losses	220	10	270	295

Net Interest Income after Provision for Loan Losses	3,452	3,818	11,037	10,968

Non-interest income
Service charges and fees	414	433	1,262	1,281
Earnings on bank owned life insurance	62	65	182	194
Total other-than-temporary impairment (“OTTI”) losses	—	—	(566)	—
Portion of OTTI losses recognized in comprehensive income (before taxes)	—	—	509	—
Net OTTI losses recognized in earnings	—	—	(57)	—

Gain on sale of securities available for sale	—	—	—	31
Recovery on previously impaired investment securities	—	—	—	57
Other	30	30	97	90
Total Non-Interest Income	506	528	1,484	1,653

Non-interest Expenses
Salaries and employee benefits	1,524	1,444	4,600	4,382
Occupancy and equipment	437	449	1,327	1,344
Professional services	338	274	1,006	851
Data processing	161	144	466	426
Advertising	82	129	335	382
FDIC Insurance	62	15	184	264
Postage and Supplies	57	54	174	187
Other	213	269	893	777
Total Non-Interest Expenses	2,874	2,778	8,985	8,613

Income before Income Taxes	1,084	1,568	3,536	4,008

Income tax expense	221	412	771	915

Net Income	$863	$1,156	$2,765	$3,093
Basic and diluted earnings per common share	$0.15	$0.20	$0.48	$0.54
Dividends declared per share	$0.07	$0.07	$0.21	$0.21

See notes to consolidated financial statements.

LAKE SHORE BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)

Net Income	$863	$1,156	$2,765	$3,093
Other Comprehensive Income, net of tax:
Unrealized holding gains on securities available for sale	853	2,839	917	5,246

Reclassification adjustments related to:
Recovery on previously impaired investment securities	—	—	—	(35)
Gains on sales of securities included in net income	—	—	—	(19)
Impairment charge for losses included in net income	—	—	35	—
Total Other Comprehensive Income	853	2,839	952	5,192

Total Comprehensive Income	$1,716	$3,995	$3,717	$8,285

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2012 and 2011 (unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Shares Held by ESOP	Unearned Shares Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except share and per share data)
Balance – January 1, 2011	$66	$27,920	$(6,091)	$(2,132)	$(757)	$36,737	$(533)	$55,210
Net income	—	—	—	—	—	3,093	—	3,093
Other comprehensive income, net of tax	—	—	—	—	—	—	5,192	5,192
ESOP shares earned (5,952 shares)	—	(3)	—	64	—	—	—	61
Stock based compensation	—	80	—	—	—	—	—	80
RRP shares earned (8,446 shares)	—	(26)	—	—	113	—	—	87
Purchase of treasury stock, at cost (17,950 shares)	—	—	(169)	—	—	—	—	(169)
Cash dividends declared ($0.21 per share)	—	—	—	—	—	(513)	—	(513)
Balance – September 30, 2011	$66	$27,971	$(6,260)	$(2,068)	$(644)	$39,317	$4,659	$63,041

Balance – January 1, 2012	$66	$27,987	$(6,260)	$(2,046)	$(606)	$39,770	$5,036	$63,947
Net income	—	—	—	—	—	2,765	—	2,765
Other comprehensive income, net of tax	—	—	—	—	—	—	952	952
ESOP shares earned (5,951 shares)	—	(4)	—	64	—	—	—	60
Stock based compensation	—	6	—	—	—	—	—	6
RRP shares earned (2,978 shares)	—	(16)	—	—	40	—	—	24
Cash dividends declared ($0.21 per share)	—	—	—	—	—	(698)	—	(698)
Balance – September 30, 2012	$66	$27,973	$(6,260)	$(1,982)	$(566)	$41,837	$5,988	$67,056

See notes to consolidated financial statements.

LAKE SHORE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS of CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited) (Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$2,765	$3,093
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	298	74
Amortization of deferred loan costs	421	374
Provision for loan losses	270	295
Impairment of investment securities	57	—
Recovery on previously impaired investment securities	—	(57)
Gain on sale of investment securities	—	(31)
Originations of loans held for sale	(274)	(487)
Proceeds from sales of loans held for sale	274	487
Depreciation and amortization	495	495
Increase in bank owned life insurance, net	(182)	(194)
ESOP shares committed to be released	60	61
Stock based compensation expense	30	167
Increase in accrued interest receivable	(93)	(302)
Decrease in other assets	627	806
(Decrease) increase in other liabilities	(165)	181

Net Cash Provided by Operating Activities	4,583	4,962

Cash Flows from Investing Activities
Activity in available for sale securities:
Sales	—	4,673
Maturities, prepayments and calls	25,002	16,676
Purchases	(28,529)	(18,666)
Purchases of Federal Home Loan Bank Stock	(17)	(51)
Redemptions of Federal Home Loan Bank Stock	217	183
Loan origination and principal collections, net	8,553	(13,602)
Additions to premises and equipment	(401)	(171)

Net Cash Provided by (Used in) Investing Activities	4,825	(10,958)

Cash Flows from Financing Activities
Net increase in deposits	12,828	7,998
Net decrease in advances from borrowers for taxes and insurance	(1,396)	(1,309)
Net increase (decrease) in short-term borrowings	7,240	(350)
Proceeds from issuance of long-term debt	—	4,100
Repayment of long-term debt	(12,080)	(7,670)
Purchase of Treasury Stock	—	(169)
Cash dividends paid	(698)	(513)

Net Cash Provided by Financing Activities	5,894	2,087

Net Increase (Decrease) in Cash and Cash Equivalents	15,302	(3,909)

Cash and Cash Equivalents – Beginning	23,704	33,514

Cash and Cash Equivalents – Ending	$39,006	$29,605
Supplementary Cash Flows Information
Interest paid	$3,640	$4,338
Income taxes paid	$891	$876
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$887	$145
Securities purchased and not settled	$—	$2,065

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

The interim financial statements included herein as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2011.  The consolidated results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2012.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet as of September 30, 2012 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 – NEW ACCOUNTING STANDARDS

There were no new accounting standards affecting the Company during the period that were not previously disclosed.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and fair value of securities are as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

Securities Available for Sale:
U.S. Treasury bonds	$12,905	$2,435	$—	$15,340
Municipal bonds	51,676	4,876	—	56,552
Mortgage-backed securities:
Collateralized mortgage obligations -private label	102	2	—	104
Collateralized mortgage obligations -government sponsored entities	60,536	732	(104)	61,164
Government National Mortgage Association	2,783	332	—	3,115
Federal National Mortgage Association	19,882	1,357	—	21,239
Federal Home Loan Mortgage Corporation	6,196	587	—	6,783
Asset-backed securities -private label	4,868	512	(961)	4,419
Asset-backed securities -government sponsored entities	153	15	—	168
Equity securities	22	—	(16)	6

	$159,123	$10,848	$(1,081)	$168,890

NOTE 3 – INVESTMENT SECURITIES (continued)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

Securities Available for Sale:

U.S. Treasury bonds	$12,935	$2,143	$—	$15,078
Municipal bonds	49,561	4,115	—	53,676
Mortgage-backed securities:
Collateralized mortgage obligations -private label	133	—	(4)	129
Collateralized mortgage obligations -government sponsored entities	59,669	1,127	(25)	60,771
Government National Mortgage Association	3,141	208	—	3,349
Federal National Mortgage Association	19,612	958	—	20,570
Federal Home Loan Mortgage Corporation	5,246	520	—	5,766
Asset-backed securities -private label	5,459	378	(1,205)	4,632
Asset-backed securities -government sponsored entities	173	16	—	189
Equity securities	22	—	(17)	5

	$155,951	$9,465	$(1,251)	$164,165

All of our mortgage-backed securities and collateralized mortgage obligations are backed by residential mortgages.

At September 30, 2012 and December 31, 2011, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At September 30, 2012 and December 31, 2011, thirty-two municipal bonds with a cost of $10.0 million and fair value of $11.2 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at September 30, 2012, five municipal bonds with a cost of $1.1 million and a fair value of $1.2 million were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  In addition, at December 31, 2011, eleven municipal bonds with a cost of $4.1 million and a fair value of $4.6 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

NOTE 3 – INVESTMENT SECURITIES (continued)

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)

September 30, 2012
Mortgage-backed securities	$14,312	$(88)	$1,030	$(16)	$15,342	$(104)
Asset-backed securities – private label	—	—	3,645	(961)	3,645	(961)
Equity securities	—	—	6	(16)	6	(16)
	$14,312	$(88)	$4,681	$(993)	$18,993	$(1,081)
December 31, 2011
Mortgage-backed securities	$6,982	$(29)	$—	$—	$6,982	$(29)
Asset-backed securities – private label	—	—	3,846	(1,205)	3,846	(1,205)
Equity securities	—	—	5	(17)	5	(17)
	$6,982	$(29)	$3,851	$(1,222)	$10,833	$(1,251)

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly.

The Company determines whether the unrealized losses are other-than-temporary in accordance with FASB Accounting Standards Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral and the continuing performance of the securities.

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

At September 30, 2012, the Company’s investment portfolio included twelve mortgage-backed securities in the unrealized losses less than twelve months category. The mortgage-backed securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, and the securities were backed by government sponsored entities.  The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

NOTE 3 – INVESTMENT SECURITIES (continued)

At September 30, 2012, the Company had one equity security, three mortgage-backed securities and four private-label asset-backed securities in the unrealized losses twelve months or more category. The Company’s investment in equity securities is a requirement of its membership with the FHLMC. The equity security was not evaluated further for OTTI, despite the percentage of unrealized losses, due to immateriality.

The three mortgage-backed securities and one of the four private label asset-backed securities in this category were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

Three of the four private label asset-backed securities in this category were evaluated further for OTTI, as the unrealized loss was greater than 20% of book value for the individual security, the related credit ratings were below investment grade, or the Company’s analysis indicated a possible loss of principal. The following table provides additional information relating to these private label asset-backed securities as of September 30, 2012 (dollars in thousands):

					Delinquent %		Foreclosure/
Security	Book Value	Fair Value	Unrealized Gain/(Loss)	Lowest Rating	Over 60 days	Over 90 days	OREO / Bankruptcy %	OREO %
1	$1,943	$1,442	$(501)	C	40.10%	38.60%	19.90%	0.80%
2	1,168	865	(303)	CCC	34.10%	32.60%	14.70%	1.00%
3	1,000	850	(150)	CCC	20.70%	19.50%	13.00%	0.50%
Total	$4,111	$3,157	$(954)

The three private label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these three private label asset-backed securities occurred due to the current challenging economic environment, high unemployment rates, a continued decline in housing values in many areas of the country, and increased delinquency trends. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the securities listed above did not reflect the need to record OTTI charges against earnings as of September 30, 2012 as the calculations of the estimated discounted cash flows either did not show additional principal losses or the additional principal loss was considered immaterial for these securities under various prepayment and default rate scenarios.  Management also concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of September 30, 2012. However, an impairment charge had been taken on these securities during 2008. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-values and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were

NOTE 3 – INVESTMENT SECURITIES (continued)

not required as of September 30, 2012 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of earnings:

	For the Nine Months Ended September 30, 2012	For the Year Ended December 31, 2011
	(Dollars in thousands)
Beginning balance	$1,084	$1,176
Additions:
Credit loss not previously recognized	57	—
Reductions:
Losses realized during the period on OTTI previously recognized	(26)	(35)
Receipt of cash flows on previously recorded OTTI	—	(57)
Ending balance	$1,115	$1,084

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized Cost	Fair Value
	(Dollars in Thousands)

September 30, 2012:
After five years through ten years	$20,683	$23,476
After ten years	43,898	48,416
Mortgage-backed securities	89,499	92,405
Asset-backed securities	5,021	4,587
Equity securities	22	6
	$159,123	$168,890

During the nine months ended September 30, 2012, the Company did not sell any available for sale securities. The Company sold available for sale securities during the nine months ended September 30, 2011, for total proceeds of $4.7 million, resulting in gross realized gains of $115,000 and gross realized losses of $84,000.

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

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2012 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of September 30, 2012:

	Real Estate Loans				Other Loans
	One- to Four- Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

September 30, 2011
Allowance for Loan Losses:
Balance – July 1, 2011	$373	$90	$498	$—	$228	$17	$—	$1,206
Charge-offs	—	—	—	—	(1)	(3)	—	(4)
Recoveries	—	—	—	—	—	—	—	—
Provision	30	(37)	23	—	(11)	5	—	10
Balance–September 30, 2011	$403	$53	$521	$—	$216	$19	$—	$1,212

Balance – January 1, 2011	$407	$141	$278	$1	$104	$21	$1	$953
Charge-offs	—	(29)	—	—	(1)	(13)	—	(43)
Recoveries	4	—	—	—	—	3	—	7
Provision	(8)	(59)	243	(1)	113	8	(1)	295
Balance–September 30, 2011	$403	$53	$521	$—	$216	$19	$—	$1,212

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

	Real Estate Loans				Other Loans
	One- to Four- Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

September 30, 2012

Allowance for Loan Losses:
Balance – July 1, 2012	$356	$88	$687	$2	$181	$8	$2	$1,324
Charge-offs	—	(12)	—	—	(33)	(5)	—	(50)
Recoveries	—	—	5	—	—	—	—	5
Provision	—	(11)	200	(1)	26	3	3	220
Balance – September 30, 2012	$356	$65	$892	$1	$174	$6	$5	$1,499

Balance – January 1, 2012	$441	$125	$522	$—	$265	$13	$—	$1,366
Charge-offs	(100)	(12)	—	—	(34)	(6)	—	(152)
Recoveries	1	—	13	—	—	1	—	15
Provision	14	(48)	357	1	(57)	(2)	5	270
Balance – September 30, 2012	$356	$65	$892	$1	$174	$6	$5	$1,499
Ending balance: individually evaluated for impairment	$—	$—	$30	$—	$—	$—	$—	$30
Ending balance: collectively evaluated for impairment	$356	$65	$862	$1	$174	$6	$5	$1,469

Gross Loans Receivable (1):
Ending balance	$169,300	$30,232	$48,228	$510	$13,789	$1,783	$—	$263,842
Ending balance: individually evaluated for impairment	$—	$—	$130	$—	$56	$—	$—	$186
Ending balance: collectively evaluated for impairment	$169,300	$30,232	$48,098	$510	$13,733	$1,783	$—	$263,656

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,499) or deferred loan costs of $2,713.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of December 31, 2011:

	Real Estate Loans				Other Loans
	One- to Four- Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2011

Allowance for Loan Losses:
Balance – December 31, 2011	$441	$125	$522	$—	$265	$13	$—	$1,366
Ending balance: individually evaluated for impairment	$—	$—	$8	$—	$—	$—	$—	$8
Ending balance: collectively evaluated for impairment	$441	$125	$514	$—	$265	$13	$—	$1,358

Gross Loans Receivable (1):
Ending Balance	$182,922	$30,671	$44,776	$519	$12,911	$1,948	$—	$273,747
Ending balance: individually evaluated for impairment	$—	$—	$133	$—	$—	$—	$—	$133
Ending balance: collectively evaluated for impairment	$182,922	$30,671	$44,643	$519	$12,911	$1,948	$—	$273,614

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,366) or deferred loan costs of $2,687.

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

The following is a summary of information pertaining to impaired loans for the periods indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
	At September 30, 2012			For the nine months ended September 30, 2012

With no related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial loans	56	56	—	67	4
With an allowance recorded:
Commercial real estate	130	130	30	171	7
Total	$186	$186	$30	$238	$11

	At December 31, 2011			For the year ended December 31, 2011
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$131	$14
With an allowance recorded:
Commercial real estate	133	133	8	245	16
Total	$133	$133	$8	$376	$30

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

The following table provides an analysis of past due loans as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Due	Total Loans Receivable

	(Dollars in thousands)

September 30, 2012:
Real Estate Loans:
Residential, one- to four-family	$1,099	$703	$1,145	$2,947	$166,353	$169,300
Home equity	99	31	189	319	29,913	30,232
Commercial	—	—	255	255	47,973	48,228
Construction	—	—	—	—	510	510
Other Loans:
Commercial	105	57	89	251	13,538	13,789
Consumer	40	10	35	85	1,698	1,783
Total	$1,343	$801	$1,713	$3,857	$259,985	$263,842

December 31, 2011:
Real Estate Loans:
Residential, one- to four-family	$949	$608	$1,989	$3,546	$179,376	$182,922
Home equity	403	51	157	611	30,060	30,671
Commercial	890	39	228	1,157	43,619	44,776
Construction	—	—	—	—	519	519
Other Loans:
Commercial	41	3	159	203	12,708	12,911
Consumer	58	4	28	90	1,858	1,948
Total	$2,341	$705	$2,561	$5,607	$268,140	$273,747

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

The following table is a summary of non-accrual loans and accruing loans delinquent 90 days or more by loan class for the dates indicated:

	At September 30, 2012	At December 31, 2011
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real Estate Loans:
Residential, one- to four-family	$95	$328
Home equity	21	21
Commercial	—	—
Construction	—	—
Other loans:
Commercial	—	87
Consumer	33	23
Total	$149	$459

Loans accounted for on a non-accrual basis:
Real Estate Loans:
Residential, one- to four-family	$1,454	$1,821
Home equity	233	209
Commercial	255	228
Construction	—	—
Other loans:
Commercial	192	76
Consumer	3	5
Total	$2,137	$2,339

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the nine month period ended September 30, 2012 and September 30, 2011 was $104,000 and $85,000 respectively.

The Company’s policies provide for the classification of loans as follows:

•	Pass/Performing;
•	Special Mention – does not currently expose the Company to a sufficient degree of risk but does possess credit deficiencies or potential weaknesses deserving the Company’s close attention;
•
Substandard – has one or more well-defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. A substandard asset would be one inadequately protected by the current net worth and paying capacity of the obligor or pledged collateral, if applicable;

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

•
Doubtful – has all the weaknesses inherent in substandard loans with the additional characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss; and

•	Loss – loan is considered uncollectible and continuance without the establishment of a specific valuation reserve is not warranted.

The Company’s Asset Classification Committee is responsible for monitoring risk ratings and making changes as deemed appropriate.  Each commercial loan is individually assigned a loan classification.  The Company’s consumer loans, including residential one- to four-family loans and home equity loans, are not individually classified.  Instead, the Company uses the delinquency status as the credit quality indicator for consumer loans.  Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are classified.

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of September 30, 2012 and December 31, 2011:

	Pass/ Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
September 30, 2012
Real Estate Loans:
Residential, one- to four-family	$167,541	$—	$1,759	$—	$—	$169,300
Home equity	29,943	—	289	—	—	30,232
Commercial	44,387	1,216	2,495	130	—	48,228
Construction	510	—	—	—	—	510
Other Loans:
Commercial	13,065	461	188	75	—	13,789
Consumer	1,778	—	4	1	—	1,783
Total	$257,224	$1,677	$4,735	$206	$—	$263,842

December 31, 2011
Real Estate Loans:
Residential, one- to four-family	$180,606	$—	$1,991	$265	$60	$182,922
Home equity	30,270	—	401	—	—	30,671
Commercial	41,234	3,233	81	228	—	44,776
Construction	519	—	—	—	—	519
Other Loans:
Commercial	11,252	1,313	241	105	—	12,911
Consumer	1,940	—	8	—	—	1,948
Total	$265,821	$4,546	$2,722	$598	$60	$273,747

Troubled debt restructurings (“TDRs”) occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. A concession is made when the terms of the loan modification are more favorable than the terms the borrower would have received in the current market under similar financial difficulties. These

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

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

For the nine months ended September 30, 2012, 80 one- to four-family real estate loans with aggregate balances of $8.5 million were modified and not classified as TDRs. These loans were modified for qualified customers, who received a lower interest rate,  in order for the Company to maintain the lending relationship and remain competitive in the current low interest rate environment.  As of September 30, 2012, the Company had one home equity loan for $31,000 that was classified as a TDR.  The TDR home equity loan was modified due to the borrower’s financial difficulties, in which case past due post-petition payments and attorney fees were capitalized as part of the loan balance, increasing the balance to $34,000 from $31,000, and the loan term was extended by 8 years with no change in interest rate. This loan was classified as a substandard loan with no specific reserve established and was 330 days past due under the modified terms at September 30, 2012.

NOTE 5 – EARNINGS PER SHARE

Earnings per share was calculated for the three and nine months ended September 30, 2012 and 2011, respectively.  Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and unearned shares held by the Recognition and Retention Plan (“RRP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

NOTE 5 – EARNINGS PER SHARE (continued)

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Numerator – net income	$863,000	$1,156,000
Denominators:
Basic weighted average shares outstanding	5,707,375	5,692,710
Increase in weighted average shares outstanding due to (1):
Stock options	5,193	4,145
Unvested restricted stock awards	746	1,141
Diluted weighted average shares outstanding	5,713,314	5,697,996
Earnings per share:
Basic	$0.15	$0.20
Diluted	$0.15	$0.20

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Numerator – net income	$2,765,000	$3,093,000
Denominators:
Basic weighted average shares outstanding	5,704,409	5,690,554
Increase in weighted average shares outstanding due to (1):
Stock options	4,652	4,369
Unvested restricted stock awards	244	525
Diluted weighted average shares outstanding	5,709,305	5,695,448
Earnings per share:
Basic	$0.48	$0.54
Diluted	$0.48	$0.54

(1)
Stock options to purchase 206,643 shares under the Company’s 2006 Stock Option Plan (the “Stock Option Plan”) at $11.50 per share were outstanding during the nine month period ended September 30, 2012 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Stock options to purchase 219,289 shares under the Stock Option Plan at $11.50 per share and restricted unvested shares of 1,845 under the RRP plan were outstanding during the nine month period ended September 30, 2011, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	September 30,	December 31,
	2012	2011
	(Dollars in thousands)

Commitments to grant loans	$12,632	$3,984
Unfunded commitments under lines of credit	$27,099	$26,304

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At September 30, 2012 and December 31, 2011, the Company’s fixed rate loan commitments totaled $6.9 million and $2.0 million, respectively.  The range of interest rates on these fixed rate commitments was 2.96% to 7.25% at September 30, 2012.

NOTE 7– STOCK-BASED COMPENSATION

As of September 30, 2012, the Company had three stock-based compensation plans currently allocated, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $31,000 and $75,000 for the three months ended September 30, 2012 and 2011, respectively.  The compensation cost that has been recorded for the nine months ended September 30, 2012 and September 30, 2011 was $90,000 and $228,000, respectively.

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

NOTE 7– STOCK-BASED COMPENSATION (continued)

A summary of the status of the Stock Option Plan as of September 30, 2012 and 2011 is presented below:

	September 30, 2012			September 30, 2011
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	236,809	$11.05		249,455	$11.07
Granted	—	—		—
Forfeited	—	—		(12,646)	11.50
Outstanding at end of period	236,809	$11.05		236,809	$11.05

Options exercisable at end of period	221,845	$11.26	4 years	186,046	$11.32	5 years

At September 30, 2012, stock options outstanding had an intrinsic value of $74,000 and 60,753 options remained available for grant under the Stock Option Plan.  Compensation expense amounted to $1,000 for the quarter ended September 30, 2012 and $27,000 for the quarter ended September 30, 2011. Compensation expense amounted to $6,000 for the nine months ended September 30, 2012 and $80,000 for the nine months ended September 30, 2011.  At September 30, 2012, $16,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 15 to 27 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

Awards vest at a rate of 20% per year.  On July 25, 2012 the Board of Directors granted Awards for an aggregate of 300 shares under the RRP to members of management, with the first vesting period ending July 25, 2013.  As of September 30, 2012, there were 70,344 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $9,000 for the quarter ended September 30, 2012 and $28,000 for the quarter ended September 30, 2011.  Compensation expense amounted to $24,000 for the nine months ended September 30, 2012 and $87,000 for the nine months ended September 30, 2011.  At September 30, 2012, $63,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 15 to 57 months.

A summary of the status of unvested shares under the RRP for the nine months ended September 30, 2012 and 2011 is as follows:

	September 30, 2012	Weighted Average Grant Price	September 30, 2011	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	14,304	$7.92	31,546	$9.43
Granted	300	10.17	—	—
Vested	(3,974)	7.93	(3,975)	7.93
Forfeited	—	—	(5,950)	11.50
Unvested shares outstanding at end of quarter	10,630	$7.98	21,621	$9.13

NOTE 7– STOCK-BASED COMPENSATION (continued)

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP.  The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.  As of September 30, 2012, the balance of the loan to the ESOP was $2.0 million and the fair value of unallocated shares was $1.9 million.  As of September 30, 2012, there were 53,562 allocated shares and 184,488 unallocated shares compared to 45,627 allocated shares and 192,423 unallocated shares at September 30, 2011. The ESOP compensation expense was $21,000 for the quarter ended September 30, 2012 based on 1,983 shares earned during the quarter and $20,000 for the quarter ended September 30, 2011 based on 1,984 shares earned during the quarter.   The ESOP compensation expense was $60,000 for the nine months ended September 30, 2012 based on 5,951 shares earned during the period and $61,000 for the nine months ended September 30, 2011 based on 5,952 shares earned during the period.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2012 and December 31, 2011 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

NOTE 8– FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011 were as follows:

	Fair Value Measurements at September 30, 2012

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)

Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$15,340	$15,340	$—	$—
Municipal bonds	56,552	—	56,552	—
Mortgage-backed securities:
Collateralized mortgage obligations - private label	104	—	104	—
Collateralized mortgage obligations - government sponsored entities	61,164	—	61,164	—
Government National Mortgage Association	3,115	—	3,115	—
Federal National Mortgage Association	21,239	—	21,239	—
Federal Home Loan Mortgage Corporation	6,783	—	6,783	—
Asset-backed securities:
Private label	4,419	—	488	3,931
Government sponsored entities	168	—	168	—
Equity securities	6	—	6	—
Total	$168,890	$15,340	$149,619	$3,931

Measured at fair value on a non-recurring basis:
Impaired loans	$100	$—	$—	$100
Foreclosed real estate	522	—	—	522

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the nine months ended September 30, 2012.

NOTE 8– FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	Fair Value Measurements at December 31, 2011
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)

Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$15,078	$15,078	$—	$—
Municipal bonds	53,676	—	53,676	—
Mortgage-backed securities:
Collateralized mortgage obligations - private label	129	—	129	—
Collateralized mortgage obligations - government sponsored entities	60,771	—	60,771	—
Government National Mortgage Association	3,349	—	3,349	—
Federal National Mortgage Association	20,570	—	20,570	—
Federal Home Loan Mortgage Corporation	5,766	—	5,766	—
Asset-backed securities:
Private label	4,632	—	696	3,936
Government sponsored entities	189	—	189	—
Equity securities	5	—	5	—
Total	$164,165	$15,078	$145,151	$3,936

Measured at fair value on a non-recurring basis:
Impaired loans	$125	$—	$—	$125
Foreclosed real estate	315	—	—	315

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

NOTE 8– FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities -private label, for the nine months ended September 30, 2012 and 2011:

	2012	2011
	(Dollars in thousands)

Beginning Balance	$3,936	$4,278
Total gains – realized/unrealized:
Included in earnings	—	—
Included in other comprehensive income	373	128
Total losses – realized/unrealized:
Included in earnings	(57)	—
Included in other comprehensive income	—	(93)
Purchases, issuances and settlements	—	—
Sales	—	—
Principal paydowns	(321)	(329)
Transfers to (out of) Level 3	—	—

Ending Balance	$3,931	$3,984

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

The following table presents additional quantitative information about the Level 3 inputs for the asset backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of September 30, 2012 (dollars in thousands):

					Unobservable Inputs
Security Category	Fair Value Estimate	Loan Type/ Collateral	Credit Ratings	Constant Prepayment Speed (CPR	Probability of Default (Annual Default Rate)	Loss Severity
Asset-backed securities – private label	$3,931	Prime First and Second Lien-Residential Real Estate	CCC thru D	1-7	5.0%-10.5%	70.0%-100.0%

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

NOTE 8– FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Fair value on impaired loans is based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of September 30, 2012, impaired loans without a specific allowance had a gross carrying amount of $56,000. Impaired loans with a specific allowance as of September 30, 2012 had a gross carrying amount of $130,000 with a valuation allowance of $30,000, resulting in a $22,000 additional provision for loan losses for the nine months ended September 30, 2012. As of December 31, 2011 impaired loans with a specific allowance had a gross carrying amount of $133,000 with a valuation allowance of $8,000. The use of independent appraisals, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral and impaired loans are therefore classified within Level 3 of the fair value hierarchy.

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

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at September 30, 2012

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$39,006	$39,006	$39,006	$—	$—
Securities available for sale	168,890	168,890	15,340	149,619	3,931
Federal Home Loan Bank stock	2,019	2,019	2,019	—	—
Loans receivable	265,056	267,571	—	—	267,571
Accrued interest receivable	2,012	2,012	2,012	—	—

Financial liabilities:
Deposits	392,626	398,666	180,541	218,125	—
Short-term borrowings	14,150	14,150	14,150	—	—
Long-term debt	15,150	15,572	—	15,572	—
Accrued interest payable	41	41	41	—	—

Off-balance-sheet financial instruments	—	—	—	—	—

NOTE 8– FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	Fair Value Measurements at December 31, 2011
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$23,704	$23,704
Securities available for sale	164,165	164,165
Federal Home Loan Bank stock	2,219	2,219
Loans receivable	275,068	278,647
Accrued interest receivable	1,919	1,919

Financial liabilities:
Deposits	379,798	385,995
Short-term borrowings	6,910	6,910
Long-term debt	27,230	27,978
Accrued interest payable	80	80

Off-balance-sheet financial instruments	—	—

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

Loans Receivable (carried at cost)

NOTE 8– FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

NOTE 9 – TREASURY STOCK

During the quarter and nine months ended September 30, 2012, the Company made no repurchases of shares of common stock. As of September 30, 2012, there were 91,510 shares remaining to be repurchased under the existing stock repurchase program.

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

NOTE 10 – SUBSEQUENT EVENTS

On October 24, 2012, the Board of Directors declared a quarterly dividend of $0.04 per share on the Company’s common stock, payable on November 20, 2012 to shareholders of record as of November 6, 2012.

Lake Shore, MHC (the “MHC”) which holds 3,636,875 shares, or 61.2% of the Company’s total outstanding stock, will not waive receipt of the dividend payment as it has in past quarters because of the Federal Reserve Board’s interim final regulation which requires the prior approval of a majority of the eligible votes of the MHC’s members (depositors) for the MHC to waive the receipt of dividends. Due to the significant time that would be required to obtain the member vote required by the Federal Reserve Board’s regulation, the Board of Directors of the MHC has determined not to pursue such a vote in connection with this dividend. Without the dividend waiver, the Company must pay a dividend at the same rate on the shares that are held by the MHC as it does for public shareholders. Because of the increased number of shares that must receive the dividend payout, the Company has approved payment of this quarterly dividend at the amount of $0.04 per share.

The Company also indicated that its Board of Directors has authorized management to resume purchasing shares of common stock in the open market pursuant to its stock repurchase plan that was adopted and announced during November 2010.  The timing of the stock repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of September 30, 2012 compared to the financial condition as of December 31, 2011 and the consolidated results of operations for the three and nine months ended September 30, 2012 and 2011.

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

Management Strategy

Our Reputation.  With more than 121 years of service to our community, our primary management strategy has been to maintain our perceived image as one of the most respected and recognized community banks in Western New York.  We strive to accomplish this goal by continuing to emphasize our high quality customer service and financial strength.

Branching.  In April 2010, we opened our newest branch in Depew, New York. This is our fifth branch in Erie County, New York, and our tenth overall. This office had generated deposits of $26.7 million as of September 30, 2012. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood, and Westfield in Chautauqua County, New York and in Depew, East Amherst, Hamburg, Kenmore, and Orchard Park in Erie County, New York. Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth. An important strategic objective is to continue to evaluate the technology supporting our customer service. We are committed to making investments in technology, and we believe that it represents an efficient way to deploy a portion of our capital. To this end, the Company has developed a five year plan for the implementation of cost effective and efficient digital services to meet our customer’s technology needs, to focus on attracting new customers, and to improve our operational efficiencies. Although we remain committed to expanding our retail branch footprint whenever it makes strategic sense, we will be concentrating our near term efforts on developing “clicks” instead of “bricks.”

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

Residential Mortgage and Other Lending.  Historically, our lending portfolio has been composed predominantly of residential one- to four-family mortgage loans.  At September 30, 2012 and December 31, 2011, we held $169.3 million and $182.9 million of residential one- to four-family mortgage loans, respectively, which constituted 64.2% and 66.8% of our total loan portfolio, at such respective dates. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At September 30, 2012 and December 31, 2011, our commercial real estate loan portfolio consisted of loans totaling $48.2 million and $44.8 million respectively, or 18.3% and 16.4%, respectively, of total loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At September 30, 2012 and December 31, 2011, our commercial loan portfolio consisted of loans totaling $13.8 million and $12.9 million, respectively, or 5.2% and 4.7%, respectively, of total loans. Other loan products offered to our customers include home equity loans and lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. We may sell one-to four-family residential loans in the future as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate. We typically retain servicing rights when we sell one-to four-family residential loans. One- to four-family residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

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

At September 30, 2012 and December 31, 2011, we had $168.9 million and $164.2 million, respectively, invested in securities available for sale, the majority of which are agency mortgage-backed, agency collateralized mortgage obligations (“CMOs”) and municipal securities.

Asset-Liability Strategy. As stated above, our business consists primarily of originating one- to four-family residential mortgage loans and commercial real estate loans secured by property in our market area and investing in residential mortgage-backed securities, CMOs and municipal securities. Typically, one- to four-family residential mortgage loans involve a lower degree of risk and carry a lower yield than commercial real estate and commercial business loans. Our loans are primarily funded by time deposits and core deposits (i.e. checking, savings and money market accounts). This has resulted in our being vulnerable to increases in interest rates, as our interest-bearing liabilities will mature or re-price more quickly than our interest-earning assets in a rising rate environment. Although we plan to continue to originate one- to four-family residential mortgage loans going forward, we have been and intend to continue to increase our focus on the origination of commercial real estate loans and commercial business loans, which generally provide higher returns and have shorter durations than one- to four-family residential mortgage loans. Furthermore, our interest rate risk strategy involves improving our funding mix by increasing our core deposits in order to help reduce and control our cost of funds. We value core deposits because they represent longer-term customer relationships as well as lower cost of funds. As part of our strategy to expand our commercial loan portfolio, we expect to attract lower cost core deposits as part of these borrower relationships. We offer competitive rates on a variety of deposit products to meet the needs of our customers and we promote long term deposits, where possible, to meet asset-liability goals.

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

	For the Three Months ended September 30, 2012			For the Three Months ended September 30, 2011
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits & federal funds sold	$30,280	$10	0.13%	$21,582	$9	0.17%
Securities	171,223	1,355	3.17%	160,431	1,546	3.85%
Loans	264,717	3,450	5.21%	273,702	3,657	5.34%
Total interest-earning assets	466,220	4,815	4.13%	455,715	5,212	4.57%
Other assets	30,479			30,224
Total assets	$496,699			$485,939

Interest-bearing liabilities:
Demand and NOW accounts	$40,930	$12	0.12%	$40,086	$17	0.17%
Money market accounts	65,020	75	0.46%	50,766	70	0.55%
Savings accounts	36,782	10	0.11%	35,248	20	0.23%
Time deposits	212,760	898	1.69%	223,427	1,017	1.82%
Borrowed funds	30,664	121	1.58%	35,874	233	2.60%
Other interest-bearing liabilities	1,216	27	8.88%	1,260	27	8.57%
Total interest-bearing liabilities	387,372	1,143	1.18%	386,661	1,384	1.43%
Other non-interest bearing liabilities	42,489			38,226
Stockholders’ equity	66,838			61,052
Total liabilities and stockholders’ equity	$496,699			$485,939

Net interest income		$3,672			$3,828

Interest rate spread			2.95%			3.14%

Net interest margin			3.15%			3.36%

	For the Nine Months ended September 30, 2012			For the Nine Months ended September 30, 2011
	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits & federal funds sold	$25,116	$23	0.12%	$20,661	$29	0.19%
Securities	169,694	4,285	3.37%	161,976	4,792	3.94%
Loans	267,878	10,600	5.28%	268,876	10,742	5.33%
Total interest-earning assets	462,688	14,908	4.30%	451,513	15,563	4.60%
Other assets	30,455			31,139
Total assets	$493,143			$482,652

Interest-bearing liabilities:
Demand and NOW accounts	$41,014	$38	0.12%	$40,222	$52	0.17%
Money market accounts	62,641	240	0.51%	49,911	205	0.55%
Savings accounts	35,522	37	0.14%	34,121	55	0.21%
Time deposits	215,247	2,797	1.73%	226,225	3,171	1.87%
Borrowed funds	31,986	408	1.70%	37,631	734	2.60%
Other interest-bearing liabilities	1,227	81	8.80%	1,270	83	8.71%
Total interest-bearing liabilities	387,637	3,601	1.24%	389,380	4,300	1.47%
Other non-interest bearing liabilities	39,682			34,664
Stockholders’ equity	65,824			58,608
Total liabilities and stockholders’ equity	$493,143			$482,652

Net interest income		$11,307			$11,263

Interest rate spread			3.06%			3.13%

Net interest margin			3.26%			3.33%

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

	Three Months ended September 30, 2012 Compared to Three Months ended September 30, 2011
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and federal funds sold	$(2)	$3	$1
Securities	(290)	99	(191)
Loans, including fees deposits, including fees	(89)	(118)	(207)

Total interest-earning assets	(381)	(16)	(397)

Interest-bearing liabilities:
Demand and NOW accounts	(5)	—	(5)
Money market accounts	(13)	18	5
Savings accounts	(11)	1	(10)
Time deposits	(72)	(47)	(119)

Total deposits	(101)	(28)	(129)
Other interest-bearing liabilities:
Borrowed funds and other	(81)	(31)	(112)

Total interest-bearing liabilities	(182)	(59)	(241)

Total change in net interest income	$(199)	$43	$(156)

	Nine Months ended September 30, 2012 Compared to Nine Months ended September 30, 2011
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and federal funds sold	$(11)	$5	$(6)
Securities	(727)	220	(507)
Loans, including feesdeposits, including fees	(102)	(40)	(142)

Total interest earning assets	(840)	185	(655)

Interest-bearing liabilities:
Demand and NOW accounts	(15)	1	(14)
Money market accounts	(15)	50	35
Savings accounts	(20)	2	(18)
Time deposits	(225)	(149)	(374)

Total deposits	(275)	(96)	(371)
Other interest-bearing liabilities:
Borrowed funds and other	(226)	(102)	(328)

Total interest-bearing liabilities	(501)	(198)	(699)

Total change in net interest income	$(339)	$383	$44

Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase.  Conversely, a majority of our interest-bearing liabilities have much shorter contractual maturities and are expected to reprice. A significant portion of our deposits have no contractual maturities and are likely to reprice quickly as short-term interest rates increase.  Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio.  An increasing rate environment is expected to cause a decrease in our net interest rate spread and a decrease in our earnings.  In order to mitigate this effect, the Bank's Asset-Liability Committee is continuing to review its options in relation to core deposit growth, implementation of new products, promotion of adjustable rate commercial loan products and use of derivative products.

In a decreasing interest rate environment, our earnings may increase or decrease. If long-term interest-earning assets do not reprice and interest rates on short-term deposits begin to decrease, earnings may rise. In the current rate environment, rates on the lending and investment portfolios have declined significantly but rates on deposit products and borrowed funds have also dropped, which has assisted in maintaining our interest rate spread.  In the current extended low rate environment, the cost of funding is beginning to fall more slowly than the decline in asset yields, resulting in a flat or decreasing net interest margin.

For the three months ended September 30, 2012, the average yields on our loan portfolio and investment portfolio were 5.21% and 3.17%, respectively, in comparison to 5.34% and 3.85%, respectively, for the three months ended September 30, 2011. Overall, the average yield on our interest earning assets decreased by 44 basis points to 4.13% for the three months ended September 30, 2012 in comparison to the three months ended September 30, 2011.  For the three months ended September 30, 2012, the average rate that we were paying on interest-bearing liabilities decreased by 25 basis points to 1.18% in comparison to the same period in the prior year.  This was partially due to a 102 basis point decrease in the average interest rate paid on our borrowings from 2.60% for the three months ended September 30, 2011 to 1.58% for the three month period ended September 30, 2012 and a 13 basis point decrease in the average rate paid on time deposits from 1.82% for the three month period ended September 30, 2011 to 1.69% for the three month period ended September 30, 2012. Our interest rate spread for the three months ended September 30, 2012 was 2.95%, which was a 19 basis point decrease in comparison to the three months ended September 30, 2011.  Our net interest margin was 3.15% and 3.36% for the three months ended September 30, 2012 and 2011, respectively.

For the nine months ended September 30, 2012, the average yields on our loan portfolio and investment portfolio were 5.28% and 3.37%, respectively, in comparison to 5.33% and 3.94%, respectively, for the nine months ended September 30, 2011. Overall, the average yield on our interest earning assets decreased by 30 basis points to 4.30% for the nine months ended September 30, 2012 in comparison to the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, the average rate that we were paying on interest-bearing liabilities decreased by 23 basis points to 1.24% in comparison to the same period in the prior year.  This was partially due to a 90 basis point decrease in the average interest rate paid on our borrowings from 2.60% for the nine months ended September 30, 2011 to 1.70% for the nine month period ended September 30, 2012 and a 14 basis point decrease in the average rate paid on time deposits from 1.87% for the nine month period ended September 30, 2011 to 1.73% for the nine month period ended September 30, 2012.  Our interest rate spread for the nine months ended September 30, 2012 was 3.06%, which was a 7 basis point decrease in comparison to the nine months ended September 30, 2011.  Our net interest margin was 3.26% and 3.33% for the nine months ended September 30, 2012 and 2011, respectively.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets at September 30, 2012 were $498.7 million, an increase of $10.1 million, or 2.1%, from $488.6 million at December 31, 2011.  The increase in total assets was primarily due to a $15.3 million increase in cash and cash equivalents and a $4.7 million increase in securities available for sale, partially offset by a $10.0 million decrease in loans receivable, net.

Cash and cash equivalents increased by $15.3 million, or 64.6%, from $23.7 million at December 31, 2011 to $39.0 million at September 30, 2012.  The increase was primarily attributed to a $12.8 million increase in total deposits since December 31, 2011, as well as the receipt of cash flow from prepayments on the loan and investment portfolios, which have not yet been re-deployed to fund new loans or purchase investment securities.

Securities available for sale increased $4.7 million, or 2.9%, to $168.9 million at September 30, 2012 compared to $164.2 million at December 31, 2011.  During the nine month period ended September 30, 2012, the Company purchased $28.5 million of available for sale securities, including collateralized mortgage obligations, mortgage-backed securities and municipal bonds.  The purchases were funded by the receipt of $25.0 million in paydowns on the investment portfolio, with the remainder being funded by deposit growth and paydowns received on the loan portfolio. The change in the mark to market value of the securities available for sale portfolio between December 31, 2011 and September 30, 2012 was a net gain of $1.6 million.

Loans receivable, net decreased during the nine month period between September 30, 2012 and December 31, 2011 as shown in the table below:

	At September 30,	At December 31,	Change
	2012	2011	$	%
		(Dollars in thousands)

Real Estate Loans:
Residential, one- to four-family	$169,300	$182,922	$(13,622)	(7.4)%
Home equity	30,232	30,671	(439)	(1.4	) %
Commercial	48,228	44,776	3,452	7.7%
Construction	510	519	(9)	(1.7	) %
Total Real Estate Loans	248,270	258,888	(10,618)	(4.1)%

Other Loans:

Commercial	13,789	12,911	878	6.8%
Consumer	1,783	1,948	(165)	(8.5)%

Total Gross Loans	263,842	273,747	(9,905)	(3.6)%
Allowance for loan losses	(1,499)	(1,366)	133	9.7%
Net deferred loan costs	2,713	2,687	26	1.0%
Loans receivable, net	$265,056	$275,068	$(10,012)	(3.6)%

The decrease in loans receivable, net was primarily due to a decrease in residential one- to four-family real estate loans and home equity loans, partially offset by an increase in commercial real estate and commercial loans. During 2012, we remain strategically focused on increasing our commercial real estate and commercial loan portfolios to diversify our asset mix, to take advantage of the opportunities available to serve small businesses in our market area, and to maintain an effective net interest margin. The decrease in residential, one- to four-family real estate loans was primarily due to a strategic decision made by the Company not to match lower rates offered by our competitors in an effort to avoid increased interest rate risk. Management continues to look for high quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable and prudent.

The table below shows changes in deposit volumes by type of deposit between September 30, 2012 and December 31, 2011:

	At	At
	September 30,	December 31,	Change
	2012	2011	$	%
		(Dollars in thousands)
Demand Deposits:
Non-interest bearing	$37,250	$27,429	$9,821	35.8%
Interest bearing	41,441	40,649	792	1.9%
Money market	64,853	58,157	6,696	11.5%
Savings	36,997	33,676	3,321	9.9%
Time deposits	212,085	219,887	(7,802)	(3.5)%

Total Deposits	$392,626	$379,798	$12,828	3.4%

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

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $4.8 million, or 14.2%, from $34.1 million at December 31, 2011 to $29.3 million at September 30, 2012. Long-term debt decreased $12.1 million from $27.2 million at December 31, 2011 to $15.2 million at September 30, 2012. Short-term borrowings increased $7.2 million from $6.9 million at December 31, 2011 to $14.2 million at September 30, 2012.  As long-term debt matured, the Company paid off $4.8 million of such debt in order to reduce interest expense, and the remaining proceeds were transferred into short-term borrowings to take advantage of lower interest rates.

Total stockholders’ equity increased $3.1 million, or 4.9%, from $63.9 million at December 31, 2011 to $67.1 million at September 30, 2012. The increase in total stockholders’ equity was primarily due to $2.8 million in net income and $1.0 million of unrealized mark to market gains after taxes during the nine month period ended September 30, 2012, partially offset by $698,000 in cash dividends paid.

Comparison of Results of Operations for the Three Months Ended September 30, 2012 and 2011

General.  Net income was $863,000 for the three month period ended September 30, 2012, or $0.15 per diluted share, a decrease of $293,000, or 25.3%, compared to net income of $1.2 million, or $0.20 per diluted share, for the three month period ended September 30, 2011.  The decrease in net income during the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011 was due to a $397,000 decrease in interest income, a $210,000 increase in provision for loan losses and a $96,000 increase in non-interest expense partially offset by a $241,000 decrease in interest expense and a $191,000 decrease in income tax expenses.

Interest Income.  Interest income decreased by $397,000, or 7.6%, to $4.8 million for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011.  Loan interest income decreased by $207,000, or 5.7%, for the three month period ended September 30, 2012 compared to the same period in 2011 due to a decrease in the average yield and average balance of the loan portfolio. The average yield on our loan portfolio decreased from 5.34% for the three month period ended September 30, 2011 to 5.21% for the three month period ended September 30, 2012, partially due to loan paydowns and new loan originations being recorded at lower interest rates as a result of the current economic environment. The average balance of the loan portfolio decreased $9.0 million, or 3.3%, from $273.7 million for the quarter ended September 30, 2011 to $264.7 million for the quarter ended September 30, 2012.  The decrease in the average balance of loans receivable was primarily due to a decrease in the average balance of one- to four-family real estate and home equity loans, partially offset by an increase in the average balance of commercial real estate and commercial loans. As previously indicated, the decrease in one- to four-family and home equity loans was due to a strategic decision by the Company to not match competitor rates in an effort to avoid increased interest rate risk. Investment interest income decreased $191,000, or 12.4%, to $1.4 million for the three month period ended September 30, 2012 compared to $1.5 million for the same period in 2011 due to the decrease in the average yield on investment securities.  The investment portfolio had an average balance of $171.2 million and an average yield of 3.17% for the three month period ended September 30, 2012 compared to an average balance of $160.4 million and an average yield of 3.85% for the three month period ended September 30, 2011. The average yield on the investment portfolio decreased as new securities were purchased at lower yields than the rates earned on securities which had paid off, as a result of the current low interest rate environment. The average balance of the investment portfolio increased due to the re-investment of paydowns received on the loan and investment portfolios, as well as funds obtained through deposit growth, into the purchase of new available for sale securities.

Interest Expense.  Interest expense decreased by $241,000, or 17.4%, from $1.4 million for the three months ended September 30, 2011 to $1.1 million for the three months ended September 30, 2012.  The interest paid on deposits decreased by $129,000 to $1.0 million for the three month period ended September 30, 2012 when compared to the three month period ended September 30, 2011 due primarily to the decrease in the average rate paid on deposits.  The average balance of deposits for the three month period ended September 30, 2012 was $355.5 million with an average rate of 1.12% compared to the average balance of deposits of $349.5 million and an average rate of 1.29% for the three month period ended September 30, 2011.  The decrease in the average rate paid on deposits was due to the continued low interest rate environment in 2012. The increase in the average balance of deposits was primarily due to deposit growth in core deposit accounts partially offset by a decrease in the average balance of time deposits. The interest expense related to advances from the FHLBNY decreased $112,000, or 48.1%, to $121,000 for the three month period ended September 30, 2012 when compared to the three month period ended September 30, 2011.  This decrease was due to a $5.2 million decrease in average FHLBNY advance balances and a 102 basis point decline in the average rate paid on FHLBNY advances when comparing the three month period ended September 30, 2012 with the same three month period in 2011. The decrease in the average advance balances was a result of the Company’s decision to utilize excess cash obtained through deposit growth and loan prepayments to pay down borrowings. The low interest rate environment caused the average rate paid on borrowings to decrease.

Provision for Loan Losses.  Provision for loan losses during the three month period ended September 30, 2012 was $220,000, an increase of $210,000 in comparison to $10,000 for the three month period ended September 30, 2011. Non-performing loans have remained steady at $2.3 million and $2.5 million at September 30, 2012 and 2011, respectively. Net charge-offs were $45,000 for the three months ended September 30, 2012 compared to $4,000 for the three months ended September 30, 2011.

During the three month period ended September 30, 2012, the Company recorded a $200,000 provision for loan losses on commercial real estate loans due to a downgrade in loan classification for two loans, loan growth and changes in environmental factors used to qualitatively assess inherent losses in the loan portfolio. An additional $26,000 reserve was set aside for the commercial loan portfolio due to loan growth and an increased risk of loss on one classified loan based on the Company’s quantitative analysis. The provisions related to commercial loans were partially offset by a $6,000 reduction in the allowance for loan losses for one- to four-family real estate loans and home equity loans, due to the adequacy of the reserves already set aside.

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

Non-interest Income.  Non-interest income decreased $22,000, or 4.2%, from $528,000 for the three months ended September 30, 2011 to $506,000 for the three months ended September 30, 2012. The decrease was primarily attributed to a $19,000 decrease in service charges and fees related to the 2010 implementation of federal regulations requiring all banks to expand disclosures which enable customers to “opt out” of overdraft fees.

Non-interest Expense.  Non-interest expense increased by $97,000, or 3.5%, to $2.9 million for the quarter ended September 30, 2012 from $2.8 million for the quarter ended September 30, 2011. The increase was largely due to an $80,000, or 5.5%, increase in salaries and employee benefits expense primarily due to the addition of two new directors, annual salary increases and annual increases in health insurance premiums. The increase in salaries and employee benefits expense was also impacted by the decrease in deferred salary expense incurred to originate loans due to a decrease in loan originations during the three months ended September 30, 2012 when compared to the same period in 2011. The increase in salaries and employee benefits expense was partially offset by lower stock option expenses for awards that became fully vested at December 31, 2011. Professional services increased by $64,000, or 23.4%, for the three month period ended September 30, 2012 when compared to the same period in 2011.  The increase was primarily due to an increase in legal and consulting services in 2012. Data processing expenses increased $17,000 for the three month period ended September 30, 2012 when compared to the same three month period in 2011 primarily due to costs associated with ATM processing, resulting from an increase in the number of checking accounts and debit cards issued. Other non-interest expenses decreased by $55,000, or 20.5%, for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, primarily due to a $45,000 gain on the sale of foreclosed properties in the three months ended September 30, 2012 and a $19,000 decrease in foreclosure expenses during that same time. Advertising expenses decreased by $47,000, or 36.4%, for the three month period ended September 30, 2012 compared to the same period in 2011, primarily due to a change in production schedules for various advertising campaigns. Occupancy and equipment expenses decreased $12,000 for the three month period ended September 30, 2012 when compared to the same three month period in 2011 due to decreases in building maintenance and repair expense.

Income Tax Expense.  Income tax expense decreased by $191,000, or 46.4%, from $412,000 for the three month period ended September 30, 2011 to $221,000 for the three month period ended September 30, 2012.  The decrease was primarily due to a decrease in income before income taxes for the three month period ended September 30, 2012 and a decrease in the effective tax rate which was 20.4% for the three month period ended September 30, 2012 compared to 26.3% for the three month period ended September 30, 2011. The effective tax rate is lower due to lower income before taxes with a slight increase in tax exempt income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2012 and 2011

General.  Net income was $2.8 million for the nine month period ended September 30, 2012, or $0.48 per diluted share, a decrease of $328,000, or 10.6%, compared to net income of $3.1 million, or $0.54 per diluted share, for the nine month period ended September 30, 2011.  The decrease in net income during the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011 was primarily due to a $655,000 decrease in interest income, a $372,000 increase in non-interest expenses and a $169,000 decrease in non-interest income partially offset by a $699,000 decrease in interest expense, a $25,000 decrease in provision for loan losses and an $144,000 decrease in income tax expenses.

Interest Income.  Interest income decreased by $655,000, or 4.2%, to $14.9 million for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011. The decrease in interest income was primarily due to a decrease in investment interest income and to a lesser extent a decrease in loan interest income. Investment interest income decreased by $507,000, or 10.6%, to $4.3 million for the nine month period ended September 30, 2012 compared to $4.8 million for the same period in 2011 due to the decrease in the average yield on investment securities.  The investment portfolio had an average balance of $169.7 million and an average yield of 3.37% for the nine month period ended September 30, 2012 compared to an average balance of $162.0 million and an average yield of 3.94% for the nine month period ended September 30, 2011. The average yield on the investment portfolio decreased due to the yields on purchases of new securities being lower than yields on securities which had paid off, as a result of the current low interest rate environment.  The average balance of the investment portfolio increased primarily due to the re-investment of paydowns on the loan and investment portfolio, as well as funds obtained from deposit growth, into the purchase of new available for sale securities. Loan interest income decreased by $142,000, or 1.3%, to $10.6 million for the nine month period ended September 30, 2012 compared to the same period in 2011, partially due to a $1.0 million decrease in the average balance of loans to $267.9 million. The average yield on the loan portfolio was 5.28% for the nine month period ended September 30, 2012 and 5.33% for the nine month period ended September 30, 2011.

Interest Expense.  Interest expense decreased by $699,000, or 16.3%, from $4.3 million for the nine month period ended September 30, 2011 to $3.6 million for the nine month period ended September 30, 2012.  The interest paid on deposits decreased by $371,000 to $3.1 million for the nine month period ended September 30, 2012 when compared to the same period in 2011 due primarily to the decrease in the average rate paid on deposits.  The average balance of deposits for the nine month period ended September 30, 2012 was $354.4 million with an average rate of 1.17% compared to the average balance of deposits of $350.5 million and an average rate of 1.33% for the nine month period ended September 30, 2011.  The decrease in the average rate paid on deposits was due to the continued low interest rate environment in 2012. The increase in the average balance of deposits was primarily due to deposit growth in our core deposit accounts partially offset by a decrease in the average balance of time deposits. The interest expense related to advances from the FHLBNY decreased $326,000, or 44.4%, to $408,000 for the nine month period ended September 30, 2012 when compared to the nine month period ended September 30, 2011.  The decrease in interest expense on advances occurred due to a $5.6 million decrease in average balances and a 90 basis point decline in the average rate paid on advances when comparing the nine month period ended September 30, 2012 with the same nine month period in 2011. The decrease in the average advance balances was a result of the Company’s decision to utilize excess cash obtained through deposit growth and loan prepayments to pay down borrowings. The low interest rate environment caused the average rate paid on borrowings to decrease.

Provision for Loan Losses.  A net provision of $270,000 was recorded to the allowance for loan losses during the nine month period ended September 30, 2012 compared to a provision of $295,000 during the nine month period ended September 30, 2011. Our credit quality remains strong, as non-performing loans have remained steady at $2.3 million and $2.5 million at September 30, 2012 and 2011, respectively. Net charge-offs in 2012 were $137,000 for the nine months ended September 30, 2012 compared to $36,000 for the nine months ended September 30, 2011.

During the nine month period ended September 30, 2012, the Company recorded a $357,000 provision for loan losses on commercial real estate loans due to an increase in the loan balances and number of classified loans in this category. This provision was offset by a $57,000 reduction in the provision for loan losses on commercial loans due to a reduction in the classified loan balances for this loan type. The provision for loan losses was further reduced by a net $30,000 decrease on the residential real estate loans (including one- to four-family loans and home equity loans) and consumer loans due to declining loan balances in these categories.

Provision for loan losses during the nine month period ended September 30, 2011 was $295,000. Upon review of the environmental factors relating to the commercial real estate loans and commercial loans during 2011, management determined that a $199,000 provision for loan losses was necessary due to the increase in portfolio size and the standard risks presented by the nature of these types of loans. During the nine months ended September 30, 2011, management also recorded $157,000 in provision for loan losses for specific commercial real estate or commercial loans that had become classified loans or had been downgraded due to certain factors, such as delinquency. The provisions related to commercial loans were partially offset by a $61,000 reduction in the allowance for loan losses for one- to four-family real estate loans and home equity loans, due to the adequacy of the reserves already set aside.

Refer to Note 4 of the Notes to the Consolidated Financial Statements (unaudited) for details on the provision for loan losses.

Non-interest Income.  Non-interest income decreased $169,000, or 10.2%, from $1.7 million for the nine month period ended September 30, 2011 to $1.5 million for the nine month period ended September 30, 2012.  The decrease was primarily due to a non-cash, pre-tax impairment charge of $57,000 related to the Company’s write-down of one asset-backed security during the second quarter of 2012. The Company recognized a $31,000 gain on the sale of municipal bond securities and a $57,000 recovery on previously impaired asset-backed securities during the nine months ended September 30, 2011. Service charges and fees decreased $19,000, or 1.5%, for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. The decrease in service charges and fees was primarily related to the 2010 implementation of federal regulations requiring all banks to expand disclosures which enable customers to “opt out” of overdraft fees.

Non-interest Expense.  Non-interest expense increased by $372,000, or 4.3%, to $9.0 million for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011. Salaries and employee benefits expense increased $218,000, or 5.0%, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011. The increase was primarily due to the addition of two new directors in 2012, salary increases, higher benefit expenses, and an unplanned accrual for a retirement benefit. The increase in salaries and employee benefits expense was also impacted by the decrease in deferred salary expense incurred to originate loans due to a decrease in loan originations during the nine months ended September 30, 2012 when compared to the same period in 2011. The increase in salaries and employee benefits expense was also partially offset by lower stock option expenses for awards that became fully vested at December 31, 2011. Professional services increased $155,000, or 18.2%, for the nine month period ended September 30, 2012 compared to the same nine month period in 2011, primarily due to increased legal and consulting services. Other non-interest expenses increased by $116,000, or 14.9%, for the nine month period ended September 30, 2012 compared to the same period in 2011, primarily due to a $104,000 increase in foreclosure expenses incurred during the first nine months of 2012 as compared to the prior year period. The increases were partially offset by an $80,000 decrease in FDIC insurance premiums, or 30.3%, for the nine month period ended September 30, 2012 compared to the same period in 2011, due to the new insurance premium calculation methodology that the FDIC enacted in accordance with the Dodd-Frank Act, which became effective in 2011.  Advertising expenses decreased by $47,000, or 12.3%, for the nine month period ended September 30, 2012 compared to the same period in 2011, primarily due to a change in production schedules for various advertising campaigns.

Income Tax Expense.  Income tax expense decreased by $144,000, or 15.7%, from $915,000 for the nine month period ended September 30, 2011 to $771,000 for the nine month period ended September 30, 2012.  The decrease was primarily due to a decrease in income before income taxes which lowered the effective tax rate of 22.8% for the nine months ended September 30, 2011 to 21.8% for the nine months ended September 30, 2012.

Loans Past Due and Non-performing Assets

We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due.  Non-performing assets, including non-performing loans and foreclosed real estate, totaled $3.0 million at September 30, 2012 and $3.1 million at December 31, 2011.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At September 30, 2012	At December 31, 2011
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$95	$328
Home equity	21	21
Commercial	—	—
Construction	—	—
Other loans:
Commercial	—	87
Consumer	33	23
Total	$149	$459
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$1,454	$1,821
Home equity (1)	233	209
Commercial	255	228
Construction	—	—
Other loans:
Commercial	192	76
Consumer	3	5
Total non-accrual loans	2,137	2,339
Total non-performing loans	2,286	2,798
Foreclosed real estate	747	315
Restructured loans	—	—
Total non-performing assets	$3,033	$3,113
Ratios:
Non-performing loans as a percent of net loans:	0.86%	1.02%
Non-performing assets as a percent of total assets:	0.61%	0.64%

(1)
As of September 30, 2012 and December 31, 2011, one home equity loan for $31,000 was restructured and classified as a troubled debt restructuring, due to the borrower’s financial difficulties. The loan was placed on non-accrual status and was classified as a substandard loan with no specific reserve established and was 330 days past due under the modified terms as of September 30, 2012.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated:

	At or for the Nine Months ended September 30, 2012	At or for the Nine Months ended September 30, 2011
	(Dollars in thousands)
Balance at beginning of period:	$1,366	$953
Provision for loan losses	270	295
Charge-offs:
Real estate loans:
Residential, one- to four-family	100	—
Home equity	12	29
Commercial	—	—
Construction	—	—
Other loans:
Commercial	34	1
Consumer	6	13
Total charge-offs	152	43
Recoveries:
Real estate loans:
Residential, one- to four-family	1	4
Home equity	—	—
Commercial	13	—
Construction	—	—
Other loans:
Commercial.	—	—
Consumer.	1	3
Total recoveries	15	7

Net charge-offs	137	36

Balance at end of period	$1,499	$1,212

Average loans outstanding	$267,878	$268,876
Allowance for loan losses as a percent of total loans	0.57%	0.44%
Allowance for loan losses as a percent of non-performing loans	65.57%	49.45%
Ratio of net charge-offs to average loans outstanding (1)	0.07%	0.02%

(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest earning deposits at other financial institutions and funds provided from operations.  We have a written agreement with the Federal Home Loan Bank of New York, which allows us to borrow up to $122.9 million as of September 30, 2012, and is collateralized by a pledge of our mortgage loans.  At September 30, 2012, we had outstanding advances under this agreement of $29.3 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was $10.0 million as of September 30, 2012. There were no balances outstanding with the Federal Reserve Bank at September 30, 2012.  In 2011, we established a line of credit with M&T Bank for $7.0 million, of which $5.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on this line as of September 30, 2012.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the nine months ended September 30, 2012, we originated loans of approximately $33.5 million in comparison to approximately $45.8 million of loans originated during the nine months ended September 30, 2011. Purchases of investment securities totaled $28.5 million in the nine months ended September 30, 2012 and $20.7 million in the nine months ended September 30, 2011.

At September 30, 2012, we had loan commitments to borrowers of approximately $12.6 million and overdraft lines of protection and unused home equity lines of credit of approximately $27.1 million.

Total deposits were $392.6 million at September 30, 2012, as compared to $379.8 million at December 31, 2011.  Time deposit accounts scheduled to mature within one year were $92.7 million at September 30, 2012.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 of the Notes to Consolidated Financial Statements for a summary of loan commitments outstanding as of September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended September 30, 2012:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2012 through July 31, 2012	—	—	—	91,510
August 1, 2012 through August 31, 2012	—	—	—	91,510
September 1, 2012 through September 30, 2012	—	—	—	91,510
Total	—	—	—	91,510

(1)
On November 17, 2010, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 116,510 shares of our outstanding common stock. This amount represented 5% of our outstanding stock not owned by the MHC as of November 23, 2010. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

Item 6.  Exhibits

3.1	Charter of Lake Shore Bancorp, Inc.1
3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.2
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.3
10.1	Employment Agreement between Daniel P. Reininga and Lake Shore Bancorp, Inc.4
10.2	Employment Agreement between Daniel P. Reininga and Lake Shore Savings Bank4
10.3	Amended and Restated Change of Control Agreement between Rachel A. Foley and Lake Shore Bancorp, Inc.5
10.4	2012 Lake Shore Savings Bank Supplemental Executive Retirement Plan6
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document7
101.SCH	XBRL Taxonomy Extension Schema Document7
101.CAL	XBRL Taxonomy Calculation Linkbase Document7
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document7
101.LAB	XBRL Taxonomy Label Linkbase Document7
101.PRE	XBRL Taxonomy Presentation Linkbase Document7

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

LAKE SHORE BANCORP, INC.
(Registrant)

November 14, 2012	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer (Principal Executive Officer)

November 14, 2012	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer (Principal Financial and Accounting Officer)