Form 10-K
period 2012-12-31
LAKE SHORE BANCORP, INC.
filed 2013-03-29
CIK 1341318

United States

Securities and Exchange Commission

Washington,  D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  000-51821

Lake Shore Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

United States
(State or Other Jurisdiction	20-4729288
of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]            No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  [  ]                                                                                    Accelerated filer  [  ]

Non-accelerated filer  [  ] (Do not check if smaller reporting company)                        Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30,  2012 was $18,185,808 based on the per share closing price as of June 30,  2012 on the Nasdaq Global Market for the registrant’s common stock, which was $10.27.

There were 5,919,132 shares of the registrant’s common stock, $.01 par value per share, outstanding at March 25, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders	III

PART I

Item 1. Business.

General

            Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” the “Company,” “us,” or “we”) operates as a mid-tier, federally chartered savings and loan holding company of Lake Shore Savings Bank (“Lake Shore Savings” or the “Bank”).  A majority of Lake Shore Bancorp’s issued and outstanding common stock (61.4%) is held by Lake Shore, MHC (the “MHC”), a federally chartered mutual holding company, which serves as the parent company to Lake Shore Bancorp.  The MHC does not engage in any business activity other than its investment in a majority of the common stock of Lake Shore Bancorp.  The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) is the regulator for the MHC.  Federal law and regulations require that as long as the MHC is in existence, it must own at least a majority of Lake Shore Bancorp’s common stock.  The remaining common shares of Lake Shore Bancorp are owned by public stockholders and the Lake Shore Savings Bank Employee Stock Ownership Plan (“ESOP”).  Our common stock is traded on the Nasdaq Global Market under the symbol “LSBK”.  Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Savings include Lake Shore Bancorp and Lake Shore Savings on a consolidated basis.

            Lake Shore Bancorp, Inc. was organized in 2006 for the purpose of acting as the savings and loan holding company of Lake Shore Savings Bank in connection with the Company’s initial public stock offering.  At the time of its organization the Company was a federal corporation regulated by the Office of Thrift Supervision.  Effective in July 2011, the regulation of federally chartered savings and loan holding companies was transferred to the Federal Reserve Board under the Dodd-Frank Act.  At December 31, 2012, Lake Shore Bancorp had total consolidated assets of $482.4 million, of which $272.9 million was comprised of loans receivable, net and $159.4 million was comprised of available for sale securities.  At December 31, 2012, total consolidated deposits were $378.5 million and total consolidated stockholders’ equity was $67.0 million.

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

                For over 121 years, the Bank has served the local community of Dunkirk, New York.  In 1987, we opened our second office in Fredonia, New York.  Since 1993, we have more than quadrupled our asset-size and expanded to ten branch offices.  In addition, we have added three administrative office buildings which comprise our corporate headquarters in Dunkirk, New York. Our principal business consists of (1) attracting retail deposits from the general public in the areas surrounding our corporate headquarters and main office in Dunkirk, New York and nine other branch offices in Chautauqua and Erie Counties, New York and (2) investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit and, to a lesser extent, commercial business loans, consumer loans, and investment securities.  Our revenues are principally derived from interest generated from our loans and interest earned and dividends received on our investment securities.  Our primary sources of funds for lending and investments are deposits, borrowings, payments of loan principal and interest, payments on mortgage-backed and asset-backed securities, maturities and calls of investment securities and income resulting from operations in prior periods.

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

Market Area

Our operations are conducted out of our corporate headquarters and main office in Dunkirk, New York and nine other branch offices.  Our branches in Chautauqua County, New York are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield.  In Erie County, New York our branch offices are located in Depew, East Amherst, Hamburg, Kenmore and Orchard Park. Our first branch office in Erie County opened during April 2003 and the most recent branch office opened in April 2010.  We also have seven stand-alone ATMs.  The opening of five branch offices in Erie County, New York since 2003 demonstrates the implementation of our growth strategy which is focused on expansion within Erie County while preserving our market share in Chautauqua County. We plan to open our sixth branch office in Erie County during the second quarter of 2013 which will be located in Snyder, New York.

Our geographic market area for loans and deposits is principally located within Chautauqua and Erie Counties, New York.  Northern Chautauqua County is located on Lake Erie in the western portion of New York and is approximately 45 miles from Buffalo,  New York.  There are multiple prime industries in this county and a skilled and productive labor force.  Northern Chautauqua County is served by two accredited hospitals and offers higher education opportunities at the State University of New York (SUNY) at Fredonia, a four year liberal arts school, and at SUNY Jamestown, a community college.  We have lending or deposit relationships with such institutions.  Southern Chautauqua County is more of a tourist area, featuring Chautauqua Lake, but it also hosts a broad diversity of industry, commercial establishments and financial institutions as well as a skilled and productive workforce.  Jamestown,  New York, where we opened the first of two branch offices in 1996, is the most populous city in Chautauqua County.

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

The challenging economic conditions affecting the national and global financial markets are not having a significant effect on the housing prices in our market area.  However, unemployment rates in our market area have increased since December 2011 from approximately 8% to 8.6% in Erie County and 8.9% in

Chautauqua County as of December 31, 2012, which may affect our ability to originate residential mortgage loans or attract new deposits.

                 Our future growth will be influenced by the strength of our regional economy, other demographic trends and the competitive environment.  We believe that we have developed lending products and marketing strategies to address the credit-related needs of the residents and small businesses in our local market area.

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

Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, mortgage brokers, and other financial service companies.  The most direct competition for deposits has historically come from credit unions, commercial banks and savings banks.  Specifically, we compete with local financial institutions such as Cattaraugus County Bank and Evans Bank; regional financial institutions such as M&T Bank, Community Bank, NA, and First Niagara Bank; and national financial institutions such as Key Bank and Bank of America.  We are significantly smaller than many of these financial institution competitors.  We face additional competition for deposits from short-term money market funds, corporate and government securities funds, and from brokerage firms, online banks, mutual funds and insurance companies. We remain very competitive in Chautauqua County, New York and as of June 30, 2012 we had 15.02% of total deposits and ranked 4th out of 12 banks in this market area, according to the FDIC annual deposit market share report.  Our deposit market share in Erie County, New York has increased since we entered this market area in 2003.  The FDIC annual deposit market share report indicated that total deposit growth increased 5.53% in Erie County from June 30, 2011 to June 30, 2012. To remain competitive, we provide superior customer service and are active participants in our local community.

Lending Activities

General.  We have a long-standing commitment to the origination of residential mortgage loans, including home equity loans, and we also originate commercial real estate, commercial and consumer loans.  At December 31, 2012 we had total loans of $272.1 million. We currently retain substantially all of the loans that we originate; however, we have sold and may in the future sell residential mortgage loans into the secondary market, with retention of servicing rights. Beginning in June 2010, we began to purchase a limited amount of equipment loans from a third party broker, which are secured by first liens on new equipment purchases by small businesses located in the United States.

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

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate loans:
Residential one- to four- family	$167,794	61.68%	$182,922	66.82%	$183,929	70.32%	$185,753	71.89%	$175,808	73.35%
Home equity	30,724	11.29%	30,671	11.20%	30,613	11.71%	30,158	11.67%	28,143	11.74%
Commercial	57,653	21.19%	44,776	16.36%	33,782	12.92%	28,328	10.96%	19,513	8.14%
Construction	416	0.15%	519	0.19%	616	0.24%	365	0.14%	6,479	2.70%
	256,587	94.31%	258,888	94.57%	248,940	95.19%	244,604	94.66%	229,943	95.93%
Other loans:
Commercial	13,680	5.03%	12,911	4.72%	10,360	3.96%	11,430	4.42%	7,403	3.09%
Consumer	1,791	0.66%	1,948	0.71%	2,224	0.85%	2,377	0.92%	2,350	0.98%
	15,471	5.69%	14,859	5.43%	12,584	4.81%	13,807	5.34%	9,753	4.07%
Total loans	272,058	100.00%	273,747	100.00%	261,524	100.00%	258,411	100.00%	239,696	100.00%
Net deferred loan costs	2,681		2,687		2,460		2,327		2,243
Allowance for loan losses	(1,806)		(1,366)		(953)		(1,564)		(1,476)
Loans receivable, net	$272,933		$275,068		$263,031		$259,174		$240,463

Loan Maturity.  The following table presents the contractual maturity of our loans at December 31, 2012.  The table does not include the effect of prepayments or scheduled principal amortization.  Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Real Estate				Other Loans
	Residential, One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$114	$651	$2	$-	$2,538	$888	$4,193
After one year through five years	3,216	3,574	3,399	-	4,505	508	15,202
Beyond five years	164,464	26,499	54,252	416	6,637	395	252,663
Total	$167,794	$30,724	$57,653	$416	$13,680	$1,791	$272,058

Interest rate terms on amounts due after one year:
Fixed rate	$163,271	$3,512	$25,620	$416	$10,984	$762	$204,565
Adjustable rate	4,409	26,561	32,031	-	158	141	63,300
Total	$167,680	$30,073	$57,651	$416	$11,142	$903	$267,865

The following table presents our loan originations, purchases, sales, and principal payments for the years indicated.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Total Loans:
Balance outstanding at beginning of year	$273,747	$261,524	$258,411	$239,696	$218,124
Originations:
Real estate loans	48,091	49,030	46,321	64,725	61,229
Commercial and consumer loans	5,383	7,553	7,580	6,670	4,854
Total originations	53,474	56,583	53,901	71,395	66,083
Loan Purchases - Commercial Loans	1,033	1,679	1,135	-	-
Total Originations and Purchases	54,507	58,262	55,036	71,395	66,083
Deduct:
Principal repayments:
Real estate loans	48,382	38,694	38,055	40,439	34,587
Commercial and consumer loans	5,807	6,392	10,568	4,967	8,041
Total principal repayments	54,189	45,086	48,623	45,406	42,628
Transfers to foreclosed real estate	1,001	252	307	708	422
Loan sales - SONYMA(1) & FHLMC(2)	767	639	243	6,300	1,311
Loan sales - guaranteed student loans(3)	-	-	-	-	2
Loans charged off	239	62	2,750	266	148
Total deductions	56,196	46,039	51,923	52,680	44,511
Balance outstanding at end of period	$272,058	$273,747	$261,524	$258,411	$239,696

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

One- to Four-Family Residential Mortgage Lending.  We emphasize the origination of residential mortgage loans secured by one-to four- family properties.  At December 31, 2012, we had one-to four-family residential loans of $167.8 million, or 61.7%, of the total loan portfolio.  Of one- to four-family residential mortgage loans outstanding on that date, 97.4% were fixed rate loans and 2.6% were adjustable rate mortgage loans.  At December 31, 2012, approximately 64.3% of our one- to four-family residential mortgage portfolio was secured by property located in Chautauqua County, 31.3% by property located in Erie County and 4.4% by property located elsewhere, primarily in New York State.  Approximately 42.6 % of all residential loan originations during fiscal year 2012 were re-financings of loans already in our portfolio.

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

Our residential lending policies and procedures ensure that our one-to four-family residential mortgage loans generally conform to secondary market guidelines.  We underwrite all conforming rate loans using the same criteria required by the FHLMC.  We originate one-to four-family residential mortgage loans with a loan-to-value ratio up to 97%, and up to 103.5% with our Rural Development Guaranteed Loan Program (“GLP”) mortgage loan product.  Mortgages originated with a loan-to-value ratio exceeding 80% normally require private mortgage insurance.  Private mortgage insurance is not required on loans with an 80% or less loan-to-value ratio.  We do not originate any sub-prime mortgage loans and we do not have any sub-prime mortgage loans in our residential mortgage loan portfolio.

We offer adjustable rate mortgage loans with a maximum term of 30 years.  When an adjustable rate mortgage is originated, the interest rate is established based on market conditions and competitor rates. When the rate on the adjustable rate mortgage is scheduled to re-price, the adjusted interest rate is tied to a specific U.S. Treasury index and a margin is added, taking into consideration the cap and floor rates established at the time of loan origination.

Our adjustable rate one-to four-family residential mortgage loans include limits on increases or decreases in the interest rate of the loan.  The interest rate may increase or decrease by a maximum of 2% or 5% per adjustment period with a ceiling rate of 6% over the initial rate, depending on the product, over the life of the loan and a floor rate of 4.25% or 4.50%, depending on product type. The retention of adjustable rate one-to four-family residential mortgage loans in our loan portfolio helps reduce exposure to changes in interest rates.  However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable rate mortgage loans.  During periods of rising interest rates, the risk of default on one-to four-family adjustable rate mortgage loans may increase due to the increase of interest cost to the borrower.

We regularly provide a loan product to our customers that is underwritten using the criteria required by FHLMC.  After a loan is originated and funded, we may sell the loan to FHLMC.  During 2012 we did not sell any loans to FHLMC. We sold loans to the State of New York Mortgage Agency (“SONYMA”) during 2012 and in prior years and may do so again, from time to time.  We retain all servicing rights for one- to four-family residential mortgage loans that we sell.

Home Equity Loans and Lines of Credit.    We currently provide all-in-one home equity lines of credit and have provided home equity loans in the past to our customers.  At December 31, 2012, home equity loans and lines of credit totaled $30.7 million, or 11.3% of the total loan portfolio, of which 88.5% were adjustable rate loans and 11.5% were fixed rate loans. The all-in-one home equity line of credit must have a minimum line amount of $5,000 up to a maximum of 85% of the total loan-to-value ratio.  Home equity lines of credit products, which have interest rates tied to the prime rate, generally have a 15 year draw period and a 15 year payback period.  A customer has the option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest.  As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount.  All-in-one home equity lines of credit have 15 year maximum terms.

Commercial Real Estate Loans.  We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate, which is typically held as collateral for the loan.  At December 31, 2012, commercial real estate loans totaled $57.7 million, or 21.2%, of the total loan portfolio. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location, and physical condition.  Of the commercial real estate portfolio at December 31, 2012, approximately 27.9% consisted of loans that are collateralized by properties in Chautauqua County, 60.8%  by properties in Erie County, and 11.3% by properties located elsewhere in New York State.  The average commercial real estate loan is for a principal amount of approximately $385,000 and the largest commercial real estate loan in our portfolio as of December 31, 2012 was $3.9 million and secured by a commercial building used as a shopping plaza with multiple commercial tenants. This loan was performing on that date. We lend up to a maximum loan-to-value ratio of 75% on commercial properties and require a minimum debt coverage ratio of 1.2 to 1.

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

Construction Loans.  We originate loans to finance the construction of both one-to four-family homes and commercial real estate.  These loans typically have a one-year construction period, whereby draws are taken and interest only payments are made.  As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds.  At the end of the construction period, the loan automatically converts to either a conventional or commercial mortgage, as applicable.  At December 31, 2012, construction loans totaled $416,000, or less than 1%, of our total loan portfolio.

Commercial Loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans.  At December 31, 2012, commercial loans totaled $13.7 million, or 5.0%, of the total loan portfolio. This amount includes $2.3 million of equipment loans that we have purchased from a third party broker. The average commercial loan is for a principal amount of approximately $73,000 and the largest outstanding commercial loan in our portfolio as of December 31, 2012 was $2.4 million and secured by general business assets. This loan was performing on that date.  Most of our commercial loans have fixed interest rates, and are for terms generally not in excess of 10 years.  Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower.  Interest rates on commercial loans generally have higher yields than rates on one- to four-family residential mortgages.  We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases, and the refinancing of existing corporate debt.

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

Consumer Loans.    We offer a variety of consumer loans.  At December 31, 2012, consumer loans totaled $1.8 million, or less than 1%, of the total loan portfolio.  The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit, which are available for amounts up to $5,000 for unsecured loans and greater amounts for secured loans depending on the type of loan and value of the collateral.  Consumer loans, excluding overdraft lines of protection, generally are offered for terms of up to

10 years, depending on the collateral, at fixed interest rates.  Our consumer loan portfolio also consists of vehicle loans, motorcycle loans, student loans guaranteed by New York State Higher Education Services Corporation (“HESC”), other unsecured consumer loans up to $5,000, secured and unsecured property improvement loans, and other secured loans.

Generally, the volume of consumer lending has declined as borrowers have opted for home equity lines, where a mortgage-interest federal tax deduction is available, as compared to unsecured loans or loans secured by property other than residential real estate.  We continue to make automobile loans directly to borrowers and primarily on used vehicles.  We also maintain a portfolio of student loans, guaranteed by New York State Higher Education Services Corporation (“HESC”). During 2008, we discontinued the origination of student loans, as we were notified by Sallie Mae that they would no longer purchase these loans. We hold the student loans remaining in our portfolio and service the loans once the student graduates and begins repayment. We make other consumer loans, which may or may not be secured.  The terms of such loans vary depending on the collateral.

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

Loan Approval Procedures and Authority.  Our lending policies are approved by our Board of Directors.  Home equity loans in excess of $25,000 and all one-to four-family residential mortgage loans up to $417,000 require approval by the Internal Residential Loan Committee, including one of the following officers: Chief Executive Officer, Vice President –  Commercial and Small Business Lending – Chautauqua County or Vice President Chief Commercial Lending Officer.  Loans between $417,000 and $1.0 million require the approval of two of the above officers along with another member of the Internal Residential Loan Committee.  Loans in excess of $1.0 million require full Board of Directors approval.

For all commercial loans, including commercial real estate loans, certain Vice Presidents and Commercial Lending Officers have authority to approve loans for principal amounts up to $100,000.  Commercial loans in excess of $100,000 and up to $500,000 require approval by a member of the Internal Commercial Loan Committee and any one of the following:  Chief Executive Officer or Vice President – Chief Commercial Lending Officer. Commercial loans in excess of $500,000 and up to $1.0 million must be approved by three members of the Internal Commercial Loan Committee, two of which must be the Chief Executive Officer, the Vice President – Chief Commercial Lending Officer, or Chairman of the Board (only in the absence of the Chief Executive Officer or the Chief Commercial Lending Officer).  Loans in excess of $1.0 million require full Board of Directors approval.

Additionally, branch managers are granted authority to approve certain loans, mainly consumer loans, in smaller amounts deemed appropriate by our Board of Directors.  Levels of lending authority for consumer loans are established and granted to specific branch managers and loan officers based on position and experience.

Current Lending Procedures.  Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify certain other information.  If necessary, we obtain additional financial or credit related information.  We require an appraisal for all mortgage and home equity loans, including loans made to refinance existing mortgage loans.  Appraisals are performed by licensed third-party appraisal firms that have been approved by our Board of Directors.  An appraisal management firm has been hired to handle all requests for appraisals on mortgage loans. We require title insurance on all mortgage loans and certain other loans.  We also require borrowers to obtain hazard insurance, and if applicable, we require borrowers to obtain flood insurance prior to closing.  Based on loan-to-value ratios and lending guidelines, escrow accounts may be required for such items as real estate taxes, hazard insurance, flood insurance, and private mortgage insurance premiums.

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

Once a one-to four-family residential loan has been delinquent for more than 90 days, the loan is deemed a “classified asset” and is reported to our Board of Directors.  In 2010, amendments to the New York State (“NYS”) Real Property Actions and Proceedings Law  (“RPAPL”) became effective whereby specific pre-foreclosure procedures for any one-to four-family residence located in NYS must be followed. When the Company wants to pursue foreclosure action against a borrower, the law requires us to mail a 90 day pre-foreclosure notice of the impending foreclosure action to the borrower prior to commencement of the action. Within 3 days of sending this notice, the collection department sends the notice information to the NYS Superintendent of Banks through the NYS Banking Department’s online system. The Company must also send a 30-day demand letter to the borrower sixty days after the initial pre-foreclosure notice was sent.  The demand letter includes updated loan balances regarding the potential foreclosure action. In order to receive approval for foreclosure action from the courts, the law requires a mandatory conference hearing between the court, borrower and bank.  Prior to proceeding with any foreclosure action in the case of a secured loan, we will review the collateral to determine whether its possession would be cost-effective for us.  In cases where the collateral fails to fully secure the loan, in addition to repossessing the collateral, we may also sue on the note underlying the loan.

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

Loans Past Due and Non-performing Assets.  We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due.  Non-performing assets, including non-performing loans and foreclosed real estate, totaled $3.0 million, or 0.62% of total assets, at December 31, 2012 and $3.1 million, 0.64% of total assets, at December 31, 2011.

The following table presents information regarding our non‑accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one-to four-family	$10	$328	$391	$456	$562
Home equity	-	21	39	142	25
Commercial	-	-	43	65	46
Construction	-	-	-	-	-
Other loans:
Commercial loans	-	87	-	-	-
Consumer loans	18	23	59	1	15
Total	$28	$459	$532	$664	$648

Loans accounted for on a nonaccrual basis:
Real estate loans:
Residential, one-to four-family	$1,628	$1,821	$1,279	$753	$790
Home equity(1)	299	209	122	32	49
Commercial	255	228	370	192	152
Construction	-	-	-	-	-
Other loans:
Commercial loans	201	76	27	19	-
Consumer loans	9	5	11	17	12
Total non-accrual loans	2,392	2,339	1,809	1,013	1,003
Total nonperforming loans	2,420	2,798	2,341	1,677	1,651
Foreclosed real estate	580	315	304	322	48
Performing Restructured loans	-	-	-	-	-
Total nonperforming assets	$3,000	$3,113	$2,645	$1,999	$1,699

Ratios:
Nonperforming loans as a percent of net loans:	0.89%	1.02%	0.89%	0.65%	0.69%
Nonperforming assets as a percent of total assets:	0.62%	0.64%	0.55%	0.47%	0.42%

 (1)As of December 31, 2012 and 2011, one home equity loan for $31,000 and accounted for on a non-accrual basis was restructured and classified as a troubled debt restructuring, due to the borrower’s financial difficulties.

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

Our recorded investment in non-accrual loans totaled $2.4 million at December 31, 2012 and $2.3 million at December 31, 2011.  If all non-accrual loans had been current in accordance with their terms during the years ended December 31, 2012,  2011 and 2010, interest income on such loans would have amounted to $143,000, $129,000 and $160,000 respectively.

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

At December 31, 2012 and 2011, one home equity loan for $31,000 was modified and classified as a TDR, due to the borrower’s financial difficulties.   This loan was placed on nonaccrual status and is included with non-accrual loans in the above table.  The loan was classified as a substandard loan with no specific reserve established and was 420 days past due under the modified terms at December 31, 2012. We did not have any TDRs as of December 31, 2010.

Classification of Loans.  Federal regulations require us to regularly review and classify our loans.  In addition, our regulators have the authority to identify problem loans and, if appropriate, require them to be classified.  There are three classifications for problem loans: substandard, doubtful and loss.  “Substandard loans” have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. A substandard loan would be one inadequately protected by the current net worth and paying capacity of the obligor or pledged collateral, if applicable.  “Doubtful loans” have all the weaknesses inherent in substandard loans with the additional characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  A loan classified as a “loss” is considered uncollectible and of such little value that its continuance on the books is not warranted. This does not mean that an asset does not have recovery or salvage value, but simply that it is not practical or desirable to defer writing off all or a portion of a basically worthless asset even though partial recovery may occur in the future.  Regulations also provide for a “special mention” category, (i.e. criticized loans) described as loans which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.

             The allowance for loan losses is established through a provision for loan losses based on management evaluation of the losses inherent in the loan portfolio. When we classify loans as either substandard or doubtful, we set aside a loss reserve for such loans as we deem prudent. When we classify problem loans as loss, we typically charge-off the outstanding loan balance against the allowance for loan loss reserve.  Our determination as to the classification of our loans and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances.  We regularly review our loan portfolio to determine whether any loans require classification in accordance with applicable regulations.  On the basis of our review of our loans at December 31, 2012, classified and criticized loans consisted of special mention loans of $3.9 million, substandard loans of $5.8 million, and doubtful loans of $230,000. The classified loans total included $2.4 million of nonperforming loans.

The following table shows the aggregate amounts of our classified and criticized loans at the dates indicated.

	At December 31,
	2012	2011	2010
	(Dollars in thousands)

Special mention loans (1)	$3,863	$4,546	$1,535
Substandard loans (2)	5,773	2,722	2,748
Doubtful loans	230	598	535
Loss loans	-	60	29
Total classified and criticized loans	$9,866	$7,926	$4,847

(1)During 2011, the growth in special mention loans was primarily due to an increase in the commercial real estate loan portfolio which did not warrant classification as the loans did not exhibit any defined weakness which could have resulted in losses if not corrected, but did possess credit deficiencies or potential weaknesses which deserved our close attention.

(2)During 2012, the growth in substandard loans was primarily due to an increase in commercial real estate loans which exhibited one or more defined weaknesses which could lead to losses if not corrected.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
	60-89	90 +	60-89	90 +	60-89	90 +
	Days	Days	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(Dollars in thousands)
Residential real estate (1)	$407	$1,515	$659	$2,146	$829	$1,625
Commercial real estate	-	255	39	228	-	413
Commercial business	20	71	3	159	-	27
Consumer loans	4	26	4	28	13	70

Total	$431	$1,867	$705	$2,561	$842	$2,135

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

The allowance consists of allocated, general and unallocated components.  The allocated component relates to loans that are classified as doubtful, substandard,  loss or special mention.  See “Asset Quality – Classification of Loans.”  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of the loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative and environmental factors, as mentioned above.  An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses, such as downturns in the local economy.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Impairment is measured on a loan-by-loan basis for commercial real estate loans and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer, home equity or one-to four-family real estate loans for impairment disclosures, unless they are subject to a troubled debt restructuring.  At December 31, 2012, there was one commercial real estate loan and two commercial loans classified as impaired loans. At December 31, 2011, there was one commercial real estate loan classified as an impaired loan. Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on our impaired loans.

            Provision for loan losses increased by $241,000 to $656,000 for the year ended December 31, 2012 from $415,000 for the year ended December 31, 2011.  The increase in provision for loan losses was primarily due to an increase in our commercial real estate portfolio during 2012, along with an increase in classified loans. Our credit quality continues to remain strong. The ratio of nonperforming loans to total net loans was 0.89% as of December 31, 2012. The majority of our loans are one-to four-family residential mortgage loans or commercial real estate loans backed by first lien collateral on real estate held in the Western New York region. Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values. We do not hold any sub-prime loans in our loan portfolio.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the years indicated.

	At or for the Year Ended
	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of year:	$1,366	$953	$1,564	$1,476	$1,226
Provision for loan losses	656	415	2,115	265	391
Charge-offs:
Real estate loans:
Residential, one- to four-family	134	-	35	146	102
Home equity	14	29	6	54	-
Commercial	-	15	2,440	24	-
Construction	-	-	-	-	-
Other loans:
Commercial	80	1	247	9	16
Consumer	11	17	22	33	30
Total charge-offs	239	62	2,750	266	148
Recoveries:
Real estate loans:
Residential, one- to four-family	1	4	19	74	-
Home equity	-	-	-	7	-
Commercial	20	52	-	-	-
Construction	-	-	-	-	-
Other loans:
Commercial	1	-	-	-	3
Consumer	1	4	5	8	4
Total recoveries	23	60	24	89	7

Net charge-offs	216	2	2,726	177	141

Balance at end of year	$1,806	$1,366	$953	$1,564	$1,476

Average loans outstanding	$268,265	$270,697	$258,150	$250,846	$228,392

Allowance for loan losses as a percent of total net loans	0.66%	0.50%	0.36%	0.60%	0.61%
Allowance for loan losses as a percent of non-performing loans	74.63%	48.82%	40.71%	93.26%	89.40%
Ratio of net charge-offs to average loans outstanding	0.08%	0.01%	1.06%	0.07%	0.06%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the years indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of inherent losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2012			2011			2010			2009			2008
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four- family	$393	21.7%	61.7%	$441	32.3%	66.8%	$407	42.7%	70.4%	$265	16.9%	71.9%	$449	30.4%	73.5%
Home equity	79	4.4%	11.3%	125	9.2%	11.2%	141	14.8%	11.7%	107	6.8%	11.7%	145	9.8%	11.8%
Commercial (1)(2)(3)	1,118	61.9%	21.2%	522	38.2%	16.4%	278	29.2%	12.9%	932	59.7%	11.0%	699	47.4%	8.2%
Construction	-	-	0.1%	-	-	0.2%	1	0.1%	0.2%	-	-	0.1%	26	1.8%	2.7%
	1,590	88.0%	94.3%	1,088	79.7%	94.6%	827	86.8%	95.2%	1,304	83.4%	94.7%	1,319	89.4%	96.2%
Other loans:
Commercial	202	11.2%	5.0%	265	19.4%	4.7%	104	10.9%	4.0%	215	13.7%	4.4%	109	7.4%	3.1%
Consumer	14	0.8%	0.7%	13	0.9%	0.7%	21	2.2%	0.8%	37	2.4%	0.9%	45	3.0%	0.7%
	216	12.0%	5.7%	278	20.3%	5.4%	125	13.1%	4.8%	252	16.1%	5.3%	154	10.4%	3.8%
Total allocated	$1,806	100.0%	100.0%	$1,366	100.0%	100.0%	$952	99.9%	100.0%	$1,556	99.5%	100.0%	$1,473	99.8%	100.0%
Total unallocated	-	-		-	-		1	0.1%		8	0.5%		3	0.2%
Balance at end of year	$1,806	100.0%		$1,366	100.0%		$953	100.0%		$1,564	100.0%		$1,476	100.0%

(1)   The increase as of December 31, 2012 was primarily due to an increase in our commercial real estate portfolio and classified commercial real estate loans.

(2)    The increase as of December 31, 2011  was primarily due to the review of certain environmental factors for commercial real estate loans and commercial loans. Management concluded that an increased reserve was needed for its commercial loan portfolio due to the increase in portfolio size and the standard risks presented by these types of loans.

(3)  The increases as of December 31, 2009 and 2008 were primarily due to a reserve calculated on three loans to one borrower that were classified as impaired. The reserve was calculated based on the present value of the discounted cash flows in accordance with ASC 310-10-35.  A reserve of $570,000 was set aside in 2008 for these loans, with an additional reserve of $127,000 recorded during 2009.

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

As of December 31, 2012, our securities portfolio was classified as “available for sale” and reported at fair value.  Our securities portfolio consists of collateralized mortgage obligations, mortgage backed securities, asset-backed securities, U.S. Government obligations and municipal bonds.  Nearly all of our mortgage backed securities are directly or indirectly insured or guaranteed by the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association or the Federal National Mortgage Association.  The municipal securities we invest in have maturities of 20 years or less and many have private insurance guaranteeing repayment.

We have investments in Federal Home Loan Bank of New York (“FHLBNY”) stock, which must be held as a condition of membership in the Federal Home Loan Bank system.  The investment in FHLBNY stock is considered restricted and is reported at book value on the Consolidated Statements of Financial Condition.

Fair values of available for sale securities were based on a market approach, with the exception of five private-label asset-backed securities that are not currently trading in an active market.  Fair values of these securities were calculated based on a cash flow approach.  Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers.

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

According to Dodd-Frank, effective January 1, 2013, the use of qualitative ratings from NRSROs can no longer be solely relied upon in determining credit quality of investment securities.  The regulators now define “investment grade” as those securities where the issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, which will be met if the risk of default by the obligor is low and full and timely repayment of principal and interest can be expected.  Banks are required to meet this standard before purchasing a new investment security and will need to maintain ongoing reviews of its investment portfolio to ensure it meets the safety and soundness requirements that are appropriate for the bank’s risk profile and size and complexity of its investment portfolio.

                  Our determination as to the classification of our investments are subject to review by our regulatory agencies.  We regularly review our investment portfolio to determine whether any investments require classification in accordance with applicable regulations.  Our review of our investment portfolio at December 31, 2012 indicated six private-label asset-backed securities that we considered to be below investment grade, as the issuer did not have an adequate capacity to meet its financial commitments over the projected life of the investment or the risk of default by the obligor was possible, resulting in an expectation that the Bank would not receive the full and timely repayment of principal and interest as expected.  These six securities had an amortized cost of $4.5 million and fair value of $4.7 million. The NRSRO ratings on these securities ranged from BB+ to D. All six securities were classified as “Substandard.” These securities were also evaluated for other-than-temporary impairment as noted in the Other than Temporary Impairment section of Part II, Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and we concluded that an additional $102,000 of other-than-temporary impairment needed to be recorded for one private-label asset-backed security during the year ended December 31, 2012.

The following table presents the composition of our securities portfolio in dollar amount of each investment type at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Securities available for sale:
U.S. Treasury bonds	$12,896	$15,195	$12,935	$15,078	$8,961	$9,104
Municipal bonds	51,666	56,264	49,561	53,676	47,995	45,746
Mortgage-backed securities:
Collateralized mortgage obligations -private label	92	94	133	129	305	304
Collateralized mortgage obligations -government sponsored entities	57,574	58,167	59,669	60,771	71,864	73,396
Government National Mortgage Association	2,607	2,896	3,141	3,349	2,461	2,407
Federal Home Loan Mortgage Association	15,232	16,272	19,612	20,570	10,545	10,866
Federal Home Loan Mortgage Corporation	5,708	6,194	5,246	5,766	5,817	6,207
Asset-backed securities-private label	4,514	4,117	5,459	4,632	6,586	5,650
Asset-backed securities-government sponsored entities	150	163	173	189	237	237
Equity securities	22	6	22	5	22	7
Total available for sale	$150,461	$159,368	$155,951	$164,165	$154,793	$153,924

At December 31, 2012,  we did not have any non-U.S. Government and Government agency securities that exceeded 10.0% of equity.

Investment Securities Portfolio, Maturities and Yields.  The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, with the exception of equity securities, at December 31, 2012.  Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities. The weighted average yield does not include the impact of a tax-equivalent adjustment for bank qualified municipals.

			More than One Year		More than Five Years		More than Ten
	One year or less		through Five Years		through Ten Years		Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury bonds	$-	-	$-	-	$10,161	3.30%	$2,735	4.66%	$12,896	$15,195	3.59%
Municipal bonds	-	-	-	-	11,202	3.84%	40,464	3.66%	51,666	56,264	3.70%
Mortgage-backed securities	-	-	15	4.40%	3,522	3.91%	77,676	3.21%	81,213	83,623	3.24%
Asset-backed securities	-	-	-	-	-	-	4,664	5.43%	4,664	4,280	5.43%
Total securities available for sale	$-	-	$15	4.40%	$24,885	3.63%	$125,539	3.47%	$150,439	$159,362	3.50%

Sources Of Funds

              General.    Deposits, borrowings, repayments and prepayments of loans and securities principal, proceeds from the sale of securities, proceeds from maturing securities, and cash flows provided by operations are our primary sources of funds for use in lending, investing and for other general purposes.  See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Deposits.  We offer a variety of deposit accounts having a range of interest rates and terms.  We currently offer regular savings deposits (consisting of Christmas Club, passbook and statement savings accounts), money market accounts, interest bearing and non-interest bearing checking accounts (i.e., demand deposits), health savings accounts, retirement accounts, time deposits and Interest on Lawyer Accounts (“IOLA”).

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

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, and the rates charged on other sources of funds.  Core deposits (defined as savings deposits, money market accounts, demand deposit accounts and other interest bearing accounts) represented 47.6% and 42.1% of total deposits on December 31, 2012 and 2011, respectively.  At December 31, 2012 and 2011, time deposits with remaining terms to maturity of less than one year amounted to $76.6 million and $115.4 million, respectively.

The following table presents our time deposit accounts categorized by interest rates which mature during each of the years set forth below and the amounts of such time deposits by interest rate at December 31, 2012, 2011 and 2010.

	Period to maturity at December 31, 2012				At December 31,
	Less than One	More than One Year to	More than Two Years to	More than
	Year	Two Years	Three Years	Three Years	2012	2011	2010
	(Dollars in thousands)
Interest Rate Range
0.49% and below	$21,549	$1,710	$-	$-	$23,259	$13,602	$5,668
0.50% and 0.99%	43,431	11,042	4,004	726	59,203	55,675	36,126
1.00% and 1.99%	8,870	2,091	834	42,254	54,049	63,410	80,918
2.00% to 2.99%	2,124	7,342	48,309	3,041	60,816	73,532	88,921
3.00% to 3.99%	489	199	170	-	858	6,919	8,739
4.00% to 4.99%	145	-	-	-	145	6,533	10,300
5.00% to 5.99%	-	167	-	-	167	216	215
Total	$76,608	$22,551	$53,317	$46,021	$198,497	$219,887	$230,887

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio:

	At December 31,
	2012		2011		2010
		Percent		Percent		Percent
		of total		of total		of total
	Amount	deposits	Amount	deposits	Amount	deposits
	(Dollars in thousands)
Deposit type:
Savings	$36,990	9.77%	$33,676	8.87%	$32,126	8.55%
Money market	68,228	18.02%	58,157	15.31%	47,815	12.72%
Interest bearing demand	42,350	11.19%	40,649	10.70%	41,971	11.17%
Non-interest bearing demand	32,478	8.58%	27,429	7.22%	22,986	6.12%
Total core deposits	180,046	47.56%	159,911	42.10%	144,898	38.56%

Time deposits with original maturities of:
Three months or less	4,205	1.11%	4,436	1.17%	2,925	0.78%
Over three months to twelve months	43,751	11.57%	46,126	12.15%	61,662	16.41%
Over twelve months to twenty-four months	33,126	8.75%	47,633	12.54%	69,109	18.38%
Over twenty-four months to thirty-six months	12,341	3.26%	23,181	6.10%	27,817	7.40%
Over thirty-six months to forty-eight months	5,025	1.33%	14,627	3.85%	12,536	3.34%
Over forty-eight months to sixty months	99,084	26.18%	83,448	21.97%	56,437	15.02%
Over sixty months	965	0.26%	436	0.12%	401	0.11%
Total time deposits	198,497	52.44%	219,887	57.90%	230,887	61.44%
Total deposits	$378,543	100.00%	$379,798	100.00%	$375,785	100.00%

At December 31, 2012, we had $69.2 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$9,933
Over three months through six months	3,964
Over six months to twelve months	7,300
Over twelve months	47,986
Total	$69,183

Short-term Borrowings. Our borrowings consist of short-term Federal Home Loan Bank advances.  At December 31, 2012 and 2011, our short-term borrowings from the Federal Home Loan Bank of New York were $11.2 million and $6.9 million, respectively.  The short-term borrowings at December 31, 2012 had fixed rates of interest ranging from 0.33% to 0.40% and mature within one year.  We have a written agreement with the Federal Home Loan Bank of New York, which allowed us to borrow up to $123.1 million as of December 31, 2012 which was collateralized by a pledge of our residential, one-to four-family real estate loans. At December 31, 2012, we had outstanding advances under this agreement of $25.6 million. The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings. At December 31, 2012, securities with a cost of $10.0 million and fair value of $11.1 million were pledged for potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at December 31, 2012. On October 26, 2011, the Bank established a line of credit with M&T Bank for $7.0 million, of which $5.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of the Bank’s securities when a draw is made. The line of credit provides for overnight borrowings through the purchase of Fed Funds, at an interest rate equal to the Fed Funds rate plus 0.375%. At December 31, 2012, there were no balances outstanding on this line of credit.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	2012	2011	2010
	(Dollars in thousands)
At December 31
Amount outstanding	$11,200	$6,910	$5,000
Weighted average interest rate	0.38%	0.32%	0.40%

For the period ended December 31
Highest amount at a month-end	$14,320	$9,400	$6,550
Daily average amount outstanding	12,763	6,603	3,793
Weighted average interest rate	0.39%	0.36%	0.48%

Subsidiary Activities

Lake Shore Savings is the only subsidiary of Lake Shore Bancorp.    Lake Shore Savings has no subsidiaries.

Personnel

As of December 31, 2012, we had 103 full-time employees and 18 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Supervision and Regulation

General

Lake Shore Savings Bank is examined and supervised by the Office of the Comptroller of the Currency (“OCC”), while Lake Shore Bancorp, Inc. and Lake Shore, MHC are examined and supervised by the Federal Reserve Board.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Lake Shore Savings also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Lake Shore Savings also is regulated, to a lesser extent, by the FDIC with respect to insurance of deposit accounts and the Board of Governors of the Federal Reserve System, with respect to reserves to be maintained against deposits and other matters.  Lake Shore Savings’ relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Lake Shore Savings’ mortgage documents.

Any change in these laws or regulations, whether by the FDIC, the OCC, the Federal Reserve Board or Congress, could have a material adverse impact on Lake Shore, MHC, Lake Shore Bancorp and Lake Shore Savings, and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such as the Bank.  Under the Dodd-Frank Act, the Company’s former regulator, the Office of Thrift Supervision (OTS) was eliminated.  Responsibility for the supervision and regulation of federal savings banks was transferred to the OCC, which is an agency that is responsible for the regulation and supervision of national banks.  The OCC assumed responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions became effective on July 21, 2011.  At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as the Company was transferred to the Federal Reserve Board, which supervises bank holding companies.

Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau assumes responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

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

In June 2012, the federal banking agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and the Dodd-Frank Act.  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).  Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital to risk-weighted assets requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  Under the proposed rules, the final rules would have become effective on January 1, 2013, and the changes set forth in the final rules would have phased in from January 1, 2013 through January 1, 2019.  However on November 9, 2012, the federal banking agencies announced that the proposed rules would not become effective on January 1, 2013 due to the volume of public comments received. It is not known when any final rules will be issued.

At December 31, 2012, Lake Shore Savings’ capital exceeded all applicable requirements.

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2012, Lake Shore Savings’ largest lending relationship with a single or related group of borrowers totaled $6.6 million, which represented 11.1% of unimpaired capital and surplus; therefore, Lake Shore Savings was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions.  The Dodd-Frank Act makes noncompliance with the QTL Test potentially subject to agency enforcement action for violation of law.  At December 31, 2012, Lake Shore Savings maintained approximately 77.47% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions.    OCC regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account.  A savings bank must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or
•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board and the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Federal Reserve Board or the OCC may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;
•	the proposed capital distribution raises safety and soundness concerns; or
•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would be undercapitalized.

Liquidity.  A federal savings institution is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 10% or greater. At December 31, 2012, this ratio was 40.9%.

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

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System.  The term “affiliate” for these purposes generally means any company that controls or is under common control with an insured depository institution such as Lake Shore Savings.  Lake Shore Bancorp, Inc. and Lake Shore MHC are affiliates of Lake Shore Savings.  In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates.  In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank.  In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices and may not involve low-quality assets.  The OCC requires savings banks to maintain detailed records of all transactions with affiliates.

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

At December 31, 2012, Lake Shore Savings is in compliance with Regulation O.

Enforcement.  The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, the appointment of a receiver or conservator, or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.  The FDIC also has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution.  If the OCC does not take action, the FDIC has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the OCC is authorized to take supervisory actions against undercapitalized savings banks.  For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);
•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);
•	undercapitalized (less than 4% leverage capital, 4% Tier 1 risk-based capital or 8% total risk-based capital);
•	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and
•	critically undercapitalized (less than 2% tangible capital).

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames.  “Undercapitalized” institutions are subject to certain restrictions, such as on capital distributions and growth.  The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to

5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status.  This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters. The OCC has the authority to require payment and collect payment under the guarantee.  The failure of a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2012, Lake Shore Savings met the criteria for being considered “well-capitalized.” The previously discussed proposed rules that would increase regulatory capital requirements would revise the prompt corrective action categories accordingly.

Insurance of Deposit Accounts.    Lake Shore Savings is a member of the Deposit Insurance Fund, which is administered by the FDIC.  Deposit accounts in the Bank are insured by the FDIC.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks and savings institutions to $250,000 per depositor. In addition, pursuant to a provision of the Dodd-Frank Act, certain non-interest-bearing transaction accounts were fully insured, regardless of the dollar amount, through December 31, 2012.  This provision was not renewed by Congress and effectively ended on December 31, 2012.

The FDIC imposes an assessment for deposit insurance on all depository institutions.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky paying lower rates.  Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution’s total assets less tangible capital.  The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking.  The FDIC’s current system represents a change, as required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In 2009, the FDIC, in response to pressures on the Deposit Insurance Fund caused by bank and savings association failures, required all insured depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The estimated assessments were based on assumptions established by the FDIC, including an assumed 5% annual growth rate and certain assumed assessment rate increases.  That pre-payment, which was due on December 30, 2009 and amounted to $1.4 million for Lake Shore Savings, was recorded as a prepaid expense at December 31, 2009 and is being amortized to expense over three years.  Any unused prepaid assessments will be returned to the institution in June 2013.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2012, the annualized FICO assessment was equal to 0.66 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System.  Lake Shore Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, Lake Shore Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2012, Lake Shore Savings was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Lake Shore Savings are subject to state usury laws and federal laws concerning interest rates.  Lake Shore Savings’ operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•

Real Estate Settlement Procedures Act, requiring that borrowers for one- to four-family residential real estate mortgage loans receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Truth in Savings Act; and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Lake Shore Savings also are subject to the:

•

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

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

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

Holding Company Regulation

General.  Lake Shore, MHC and Lake Shore Bancorp are savings and loan holding companies within the meaning of the Home Owners’ Loan Act.  As such, Lake Shore, MHC and Lake Shore Bancorp are registered with the Federal Reserve Board and are subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements.  In addition, the Federal Reserve Board has enforcement authority over Lake Shore, MHC and Lake Shore Bancorp, and their subsidiaries.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  As federal corporations, Lake Shore, MHC and Lake Shore Bancorp are generally not subject to state business organization laws.

The Dodd-Frank Act transferred to the Federal Reserve Board from the OTS the responsibility for regulating, and supervising savings and loan holding companies, effective July 21, 2011.

Permitted Activities.  Pursuant to Section 10(o) of the Home Owners’ Loan Act and Federal Reserve Board regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Lake Shore Bancorp may engage in the following activities:

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
(ix)

any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Federal Reserve Board, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

(x)

any activity permissible for financial holding companies (if such status is elected by the Company) under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and

(xi)

purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Federal Reserve Board.  If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

 The Home Owners’ Loan Act prohibits a savings and loan holding company, including Lake Shore Bancorp and Lake Shore, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital.    Savings and loan holding companies are not currently subject to regulatory capital requirements.  The Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Subject to certain grandfather provisions,  the Dodd-Frank Act will eliminate from tier 1 capital the inclusion of certain instruments, such as trust preferred securities, that are currently includable for bank holding companies. The proposed capital rules mentioned earlier would implement this requirement of the Dodd-Frank Act.  Bank holding companies of less than $500 million in assets are exempted from the requirements.  Under the proposed rules a similar exemption would not apply to savings and loan holding companies of similar size.  The Dodd-Frank Act contains a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements would apply to savings and loan holding companies. However, the proposed rules do not refer to that transition period so it is uncertain if it would be included in any final rule.

Source of Strength.    The Dodd-Frank Act extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.  Federal Reserve Board policies also provide that holding companies should pay dividends only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  These policies may affect the ability of a savings and loan holding company to pay dividends or otherwise make capital distribution.

Waivers of Dividends by Lake Shore, MHC.  The Dodd-Frank Act requires federally-chartered mutual holding companies to give the Federal Reserve Board notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like Lake Shore, MHC, the Federal Reserve Board “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009.  Lake Shore, MHC qualifies as a grandfathered mutual holding company.  The Dodd-Frank Act further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.  In September 2011, however, the Federal Reserve Board issued an interim final rule that also requires, as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  Lake Shore, MHC solicited its members to vote on the proposal to waive dividends and on February 26, 2013, the members approved the waiver of dividends. The Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Board for their non-objection. As of March 25, 2013, Lake Shore, MHC received the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 26, 2014. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.  For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of Lake Shore Savings to make capital distributions to Lake Shore Bancorp and the waiver of dividends by Lake Shore, MHC.”

Conversion of Lake Shore, MHC to Stock Form.  Federal Reserve Board regulations permit Lake Shore, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”).  There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction.  In a Conversion Transaction, a new holding company would be formed as the successor to Lake Shore Bancorp (the “New Holding Company”), Lake Shore, MHC’s corporate existence would end, and certain depositors of Lake Shore Savings Bank would receive the right to subscribe for shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by stockholders other than Lake Shore, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Lake Shore Bancorp immediately prior to the Conversion Transaction.  The total number of shares of common stock held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

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

Item 1A.  Risk Factors.

Risks Related To Our Business

Our loan portfolio includes loans with a higher risk of loss.  We originate commercial real estate loans, commercial business loans, consumer loans, and residential mortgage loans (including home equity loans) primarily within our market area.  Commercial real estate, commercial business, and consumer loans, which comprised in the aggregate 26.9% of our total loan portfolio at December 31, 2012; may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.  These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial Real Estate Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.
•	Commercial Business Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.
•

Consumer Loans.  Consumer loans (such as personal lines of credit) may or may not be collateralized with assets that provide an adequate source of payment for the loan due to depreciation, damage, or loss.

A further deterioration or minimal improvement in economic conditions in our market area could affect the performance of our loan portfolio. Higher prices for businesses and consumers and high unemployment could negatively affect our loan portfolio, if business owners or consumers are not able to make loan payments.  As a result of the economic downturn, we have noticed an increase in our delinquent loans. Any further downturn in the real estate market or our national or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans.

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

Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance for loan losses.  Our provision for loan losses in 2012 was $656,000, a $241,000, or 58.1%, increase over 2011, primarily due to an increase in the size of our commercial loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses.  If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. The high percentage of traditional real estate loans in our loan portfolio has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provision for loan losses.  If we were to further increase the amount of loans in our portfolio other than traditional real estate loans, we may decide to make increased provisions for loan losses.  In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, which may have a material adverse effect on our financial condition and results of operations.

Low demand for real estate loans may lower our profitability.  Making loans secured by real estate, including one-to four-family and commercial real estate, is our primary business and primary source of revenue.  If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans.  Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates.  Interest rates on deposit products have steadily declined at a greater pace than the rate decline on loan products since 2008, resulting in a positive net interest margin during the last four years.  Furthermore, we experienced commercial loan growth during the last three years, especially in the Erie County market area, which resulted in increased net interest income.  However, loan demand for retail customers slowed down during 2010 through 2012 due to uncertain economic conditions and high unemployment rates, which resulted in static loan interest income. If rates begin to rise, loan demand may continue to be slow, and deposit expenses may increase, which could lower our profitability.

We have opened new branches and expect to open additional new branches in the near future.  Opening new branches reduces our short-term profitability due to one-time fixed expenses coupled with low levels of income earned by the branches until their customer bases are built.  We plan to open a new branch in Snyder, New York during the second quarter of 2013.  In addition, we may continue to expand through de novo branching.  The expense associated with building and staffing new branches will significantly increase our non-interest expense, with compensation and occupancy costs constituting the largest amount of increased costs.  Losses are expected from new branches for some time as the expenses associated with it are largely fixed and typically greater than the income earned as a branch builds up its customer base.  Our management has projected that it will take approximately 18 to 24 months for new branches to become profitable after they have opened.  There can be no assurance that our branch expansion strategy will result in increased earnings, or that it will result in increased earnings within a reasonable period of time.  We expect that the success of our branching strategy will depend largely on the ability of our staff to market the deposit and loan products offered by us.  Depending upon locating acceptable sites, as well as the economic environment and projected demand in targeted market areas, we anticipate opening one or two branches every 12 to 24 months.

The results of our operations may be adversely affected if asset valuations cause other-than-temporary impairment charges.    In 2012, the Company determined that one private-label asset backed security was other than temporary impaired and had a non-cash, pre-tax, impairment charge of $102,000.  We may be required to record future impairment charges on our investment securities or other assets if they suffer declines in value that are considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio or other assets in future periods. If an impairment charge is significant enough it could have a material adverse effect on the Company’s liquidity, its ability to pay dividends to shareholders, and its regulatory capital ratios.

Changes in interest rates could adversely affect our results of operations and financial condition.  Our results of operations and financial condition are significantly affected by changes in interest rates.  Our results of operations depend substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities.  Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase.  As rates rise, we expect loan applications to decrease, prepayment speeds to slowdown and the interest rate on our loan portfolio to remain static.  Conversely, a majority of our interest-bearing liabilities have much shorter contractual maturities and are expected to reprice, resulting in increased interest expense.  A significant portion of our deposits have no contractual maturities and are likely to reprice quickly as short-term interest rates increase.  Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio.  An increasing rate environment is expected to cause a decrease in our net interest rate spread and a decrease in our earnings.  In order to mitigate this effect, the Bank’s Asset-Liability Committee is continuing to review its options in relation to core deposit growth, implementation of new products, promotion of adjustable rate commercial loan products and use of derivative products.

In a decreasing interest rate environment, our earnings may increase or decrease.  If long-term interest-earning assets do not reprice and interest rates on short-term deposits begin to decrease, earnings may rise.  However, low interest rates on loan products may result in an increase in prepayments, as borrowers refinance their loans.  If we cannot re-invest the funds received from prepayments at a comparable spread, net interest income could be reduced.  Also, in a falling interest rate environment, certain categories of deposits may reach a point where market forces prevent further reduction in interest paid on those products.  The net effect of these circumstances is reduced net interest income and possibly net interest rate spread.

In the current environment, rates on the lending and investment portfolios have declined significantly, but rates on deposit products and borrowed funds have also dropped, which has assisted in keeping our interest rate spread at a moderate level.  In the current extended low rate environment, the cost of funding is beginning to fall more slowly than the decline in asset yields, resulting in a decreasing net interest margin.

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

Public Shareholders Do Not Exercise Voting Control Over Us.A majority of our voting stock is owned by Lake Shore, MHC.  Lake Shore, MHC is controlled by its board of directors, who consist of those persons who are members of the board of directors of Lake Shore Bancorp and Lake Shore Savings.  Lake Shore, MHC elects all members of the board of directors of Lake Shore Bancorp, and, as a general matter, controls the outcome of all matters presented to the shareholders of Lake Shore Bancorp for resolution by vote, except for matters that require a vote greater than a majority vote.  Consequently, Lake Shore, MHC, acting through its board of directors, is able to control the business and operations of Lake Shore Bancorp and may be able to prevent any challenge to the ownership or control of Lake Shore Bancorp by shareholders other than Lake Shore, MHC.  There is no assurance that Lake Shore, MHC will not take actions that the public shareholders believe are against their interests.

Risks Related To Recent Developments And The Banking Industry Generally

Financial reform legislation has, among other things, eliminated the Office of Thrift Supervision, tightened capital standards and created a new Consumer Financial Protection Bureau, and will result in new laws and regulations that are expected to increase our costs of operations. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among other things, as a result of the Dodd-Frank Act:

•

the OCC became the primary federal regulator for federal savings banks such as Lake Shore Savings (replacing the Office of Thrift Supervision), and the Federal Reserve Board now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company and the MHC;

•

effective July 21, 2011, the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest-bearing checking accounts.  This change has increased our interest expense;

•

the Federal Reserve Board is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  The Dodd-Frank Act contains a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements would apply to savings and loan holding companies. However, the proposed regulations implementing the capital rules do not refer to that transition period so it is uncertain if the transition period will continue to be allowed;

•

the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

•

a new Consumer Financial Protection Bureau has been established, which has broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, like Lake Shore Savings, will be examined by their applicable bank regulators; and

•

federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

In addition to the risks noted above, we expect that our operating and compliance costs, and possibly our interest expense, could increase as a result of the Dodd-Frank Act and the implementing rules and regulations.  The need to comply with additional rules and regulations, as well as state laws and regulations to which we were not previously subject, will also divert management’s time from managing our operations.  Higher capital levels could reduce our ability to grow and decrease our interest-earning assets which would adversely affect our return on stockholders’ equity.

Developments in the financial services industry and U.S. and global credit markets may adversely impact our results of operations and our stock price. The Company’s results of operations and financial condition are affected by conditions in the capital markets and the economy generally. The capital and credit markets have experienced extreme volatility and disruption in recent years. The volatility and disruption in these markets have produced downward pressure on the market value of financial institutions. Concerns over the availability and cost of credit and the decline in the U.S. real estate market also contributed to increased volatility in the capital and credit markets. Although the economy has shown recent improvement, there is no assurance that such improvements will continue. Factors such as consumer spending, business investment, government spending and inflation all affect the business and economic environment and, ultimately, the growth and profitability of our business.

Our ability to pay dividends is subject to the ability of Lake Shore Savings to make capital distributions to Lake Shore Bancorp and the waiver of dividends by Lake Shore, MHC. The value of Lake Shore Bancorp’s common stock is significantly affected by our ability to pay dividends to our public shareholders.  Our long-term ability to pay dividends to our shareholders is based primarily upon the ability of the Bank to make capital distributions to Lake Shore Bancorp, and also to the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends. Under OCC safe harbor regulations, the Bank may distribute to Lake Shore Bancorp capital in an amount not exceeding net income for the current calendar year and the prior two calendar years.  Our ability to pay dividends and the amount of such dividends is also affected by the ability of Lake Shore, MHC, our mutual holding company and majority shareholder of Lake Shore Bancorp, to waive the receipt of dividends declared by Lake Shore Bancorp. Lake Shore, MHC waived its right to receive most of its dividends on its shares of Lake Shore Bancorp since its inception in 2006 until the dividend paid on May 22, 2012 for the quarter ended March 31, 2012. The ability to waive dividends meant that Lake Shore Bancorp had more cash resources to pay dividends to its public shareholders than if Lake Shore, MHC accepted such dividends.  Lake Shore, MHC is now required to obtain a waiver from the Federal Reserve Board allowing it to waive its right to dividends.

The Federal Reserve Board in 2011 issued regulations that govern the activities of Lake Shore Bancorp and Lake Shore, MHC and the regulations were implemented in the fourth quarter of 2011. Under Section 239.8(d) of the Federal Reserve Board’s Regulation MM governing dividend waivers, a mutual holding company may waive its right to dividends on shares of its subsidiary if the mutual holding company gives written notice of the waiver to the Federal Reserve Board and the Federal Reserve Board does not object. For a company such as Lake Shore, MHC, that was formed, issued stock and waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver if such waiver would not be detrimental to the safety and soundness of the savings bank subsidiary and the board of directors of the mutual holding company expressly determines that such dividend waiver is consistent with the board’s fiduciary duties to the members of the mutual holding company.  Regulation MM also requires as a condition to waiving dividends, that a mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.

Lake Shore, MHC solicited its members to vote on the proposal to waive dividends and on February 26, 2013, the members approved the waiver of dividends. The Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Board for their non-objection. As of March 25, 2013, Lake Shore, MHC received the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 26, 2014. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.

While Lake Shore, MHC is grandfathered for purposes of the dividend waiver provisions of Regulation MM and has complied with all additional requirements imposed, we cannot predict whether the Federal Reserve Board will grant a dividend waiver request and, if granted, there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as Lake Shore, MHC. If Lake Shore, MHC is unable to waive the receipt of dividends, our ability to pay dividends to our shareholders may be substantially impaired and the amounts of any such dividends may be significantly reduced.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules are uncertain. In June 2012, the federal banking agencies approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to us. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III was initially intended to be implemented beginning January 1, 2013, however on November 9, 2012, the federal banking agencies announced that the proposed rules would not become effective on January 1, 2013, and it is not clear when the proposed rules will become effective.

Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating these ratios.  The proposed new minimum capital requirements for Lake Shore Savings would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.

The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to Lake Shore Savings.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for Lake Shore Savings could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

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

Item 1B.  Unresolved Staff Comments.

                None.

Item 2.  Properties.

We conduct our business through our corporate headquarters, administrative offices, and ten branch offices.  In the second quarter of 2013, we will open a new branch office in Snyder, New York at a property that was purchased in the fourth quarter of 2012. At December 31, 2012, the net book value of the computer equipment and other furniture, fixtures, and equipment at our offices totaled $973,000. For more information, see Note 6 and Note 10 in the Notes to our Consolidated Financial Statements.

	Leased or	Original	Net Book Value
Location	Owned	Date Acquired	December 31, 2012
	(Dollars in thousands)
Corporate Headquarters
31 East Fourth Street
Dunkirk, NY 14048	Owned	2003	$884
Branch Offices:
Chautauqua County branches
128 East Fourth Street
Dunkirk, NY 14048	Owned/Leased(1)	1930	775
30 East Main Street
Fredonia, NY 14063	Owned	1996	676
1 Green Avenue
Lakewood, NY 14701	Owned/Leased(2)	1996	613
115 East Fourth Street
Jamestown, NY 14701	Owned	1997	378
106 East Main Street
Westfield, NY 14787	Owned/Leased(3)	1998	179
Erie County branches
5751 Transit Road
East Amherst, NY 14051	Owned	2003	1,049
3111 Union Road
Orchard Park, NY 14127	Leased(4)	2003	438
59 Main Street
Hamburg, NY 14075	Leased(5)	2005	872
3438 Delaware Avenue
Kenmore, NY 14217	Owned	2008	1,172
570 Dick Road
Depew, NY 14043	Leased(6)	2009	91
4950 Main Street
Snyder, NY 14226	Owned(7)	2012	1,257
Administrative Offices:
125 East Fourth Street
Dunkirk, NY 14048	Owned	1995	185
123 East Fourth Street
Dunkirk, NY 14048	Owned	1995	85
415 Washington Avenue
Dunkirk, NY 14048	Owned	2010	58

(1) The building is owned.  Additional parking lot is leased.  The lease expires in 2014.
(2) The building is owned.  The land is leased. The lease expires in 2015.
(3) The building is owned. Additional parking lot is leased. The lease expires in 2013.
(4) The lease expires in 2017.

(5) The lease expires in 2028.

(6) The lease expires in 2019.
(7) The branch is scheduled to open in April 2013.

Item 3. Legal Proceedings.

At December 31, 2012, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Lake Shore Bancorp, Inc. common stock trades on the Nasdaq Global Market under the symbol “LSBK”.  The table below shows the reported high and low sales prices of the common stock during the periods indicated.

	Sales Price		Dividend Information
Period	High	Low	Amount Per Share	Date of Payment

2011
First quarter	$14.00	$8.80	$0.07	February 22, 2011
Second quarter	11.00	10.00	0.07	May 24, 2011
Third quarter	10.50	8.44	0.07	September 22, 2011
Fourth quarter	9.85	9.02	0.07	November 22, 2011

2012
First quarter	$10.50	$9.50	$0.07	February 22, 2012
Second quarter	10.29	8.29	0.07	May 22, 2012
Third quarter	10.47	8.55	0.07	August 22, 2012
Fourth quarter (1)	10.60	10.20	0.04	November 20, 2012

(1)

The Board of Directors of the Company reduced the cash dividend payment to $0.04 per share in the fourth quarter of 2012 as Lake Shore, MHC could not waive receipt of the dividends paid on the shares it owns.  The Federal Reserve Board’s interim final regulation required a prior approval of a majority of the eligible votes of the MHC’s members (depositors) for the MHC to waive the receipt of dividends.  Without the dividend waiver, the Company must pay a dividend at the same rate on the shares that are held by the MHC as it does for public shareholders.  Because of the increased number of shares that must receive the dividend payout, the Company approved payment of this quarterly dividend at the amount of $0.04 per share.  Subsequently, as previously disclosed, the Company did obtain approval of the MHC members to waive dividends and on March 25, 2013, Lake Shore, MHC received the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 26, 2014.  As a result, the Company intends to increase the dividend back to $0.07 per share.

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

As of March 25,  2013 there were approximately 1,347 record holders of Lake Shore Bancorp, Inc. common stock.

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended December 31, 2012:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

October 1, 2012 through October 31, 2012	-	$-	-	91,510
November 1, 2012 through November 30, 2012	15,000	10.45	15,000	76,510
December 1, 2012 through December 31, 2012	5,000	10.45	5,000	71,510
Total	20,000	$10.45	20,000	71,510

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

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Selected financial condition data:
Total assets	$482,387	$488,597	$479,047	$425,656	$407,833
Loans, net	272,933	275,068	263,031	259,174	240,463
Securities available for sale	159,368	164,165	153,924	118,381	112,863
Federal Home Loan Bank stock	1,852	2,219	2,401	2,535	2,890
Total cash and cash equivalents	19,765	23,704	33,514	22,064	29,038
Total deposits	378,543	379,798	375,785	318,414	293,248
Short-term borrowings	11,200	6,910	5,000	6,850	5,500
Long-term debt	14,400	27,230	34,160	36,150	46,460
Total stockholders' equity	66,985	63,947	55,210	55,446	54,228
Allowance for loan losses	1,806	1,366	953	1,564	1,476
Non-performing loans	2,420	2,798	2,341	1,677	1,651
Non-performing assets	3,000	3,113	2,645	1,999	1,699

	For the year ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Selected operating data:
Interest income	$19,650	$20,765	$19,926	$19,693	$19,983
Interest expense	4,603	5,636	6,316	7,929	8,778
Net interest income	15,047	15,129	13,610	11,764	11,205
Provision for loan losses	656	415	2,115	265	391
Net interest income after provision for loan losses	14,391	14,714	11,495	11,499	10,814
Total non-interest income	2,030	1,666	3,454	2,415	600
Total non-interest expense	11,811	11,307	11,533	11,035	9,602
Income before income taxes	4,610	5,073	3,416	2,879	1,812
Income taxes	984	1,393	373	718	342
Net income	$3,626	$3,680	$3,043	$2,161	$1,470
Basic and diluted earnings per common share	$0.64	$0.65	$0.53	$0.37	$0.24
Dividends declared per share	$0.25	$0.28	$0.24	$0.20	$0.19

	At or for the year ended December 31,
	2012	2011	2010	2009	2008
Selected financial ratios and other data

Performance ratios:
Return on average assets	0.74%	0.76%	0.67%	0.52%	0.39%
Return on average equity	5.47%	6.15%	5.32%	3.93%	2.76%
Dividend payout ratio(1)	39.06%	43.08%	45.28%	54.05%	79.17%
Interest rate spread(2)	3.07%	3.14%	2.98%	2.70%	2.75%
Net interest margin(3)	3.26%	3.34%	3.21%	3.03%	3.19%
Efficiency ratio(4)	69.16%	67.32%	67.59%	77.83%	81.34%
Non-interest expense to average total assets	2.40%	2.34%	2.54%	2.65%	2.53%
Average interest-earning assets to average interest-bearing liabilities	119.69%	116.58%	115.39%	116.16%	117.53%

Capital ratios:
Total risk-based capital to risk weighted assets(5)	23.77%	21.81%	20.44%	20.33%	21.78%
Tier 1 risk-based capital to risk weighted assets(5)	23.04%	21.27%	20.05%	19.95%	21.35%
Tangible capital to tangible assets(5)	12.14%	11.18%	10.28%	10.85%	11.20%
Tier 1 leverage (core) capital to adjustable tangible assets(5)	12.14%	11.18%	10.28%	10.85%	11.20%
Equity to total assets	13.89%	13.09%	11.52%	13.03%	13.30%

Asset quality ratios:
Non-performing loans as a percent of total net loans	0.89%	1.02%	0.89%	0.65%	0.69%
Non-performing assets as a percent of total assets	0.62%	0.64%	0.55%	0.47%	0.42%
Allowance for loan losses as a percent of total net loans	0.66%	0.50%	0.36%	0.60%	0.61%
Allowance for loan losses as a percent of non-performing loans	74.63%	48.82%	40.71%	93.26%	89.40%

Other data:
Number of full service offices	10	10	10	9	9

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

While the recession is officially over, continued weakness in the housing markets and high unemployment remain.  These weaknesses can have a negative effect on a bank’s earnings and liquidity.  The Federal Reserve is still actively working on keeping interest rates at very low levels.  The Fed Funds rate has remained at 0.00%-0.25% for the last four years.  The Federal Reserve recently started to become more open and transparent in regards to the discussions held in their meetings, resulting in recent indications that the Fed Funds rate will remain low and will not increase until mid-2015, longer than previously anticipated. Furthermore, the Federal Reserve has been purchasing up to $40 billion in mortgage-backed securities on a monthly basis in an effort to stimulate the economy by putting downward pressure on longer-term interest rates.

As discussed further above in Part I, Item 1 “Business - Supervision and Regulation,” since October 2008, numerous legislative actions, including the Dodd-Frank Act, have been taken in response to the financial crisis affecting the banking system and financial markets.    While we do not know all the possible outcomes from these initiatives, we can anticipate that the Company will need to dedicate more resources to ensure compliance with the new legislation and regulations, which may impact profitability.  There can be no assurance as to the actual impact any governmental program will have on the financial markets or our financial condition and results of operations.  We remain active in monitoring these developments and supporting the interests of our shareholders.

Management Strategy

Our Reputation.  Our primary management strategy has been to retain our perceived image as one of the most respected and recognized community banks in Western New York with over 121 years of service to our community.  Our management strives to accomplish this goal by continuing to emphasize our high quality customer service and financial strength.

Branching.    We expect to open our sixth branch office in Erie County, New York during the second quarter of 2013. This branch is located in Snyder, New York and will be our eleventh branch overall. In April 2010, we opened a branch office in Depew, New York.  This office had generated deposits of $19.5 million as of December 31, 2012. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield in Chautauqua County, New York and in Depew, East Amherst, Hamburg, Kenmore and Orchard Park in Erie County, New York.  Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

An important strategic objective is to continue to evaluate the technology supporting our customer service. We are committed to making investments in technology and we believe that it represents an efficient way to deploy a portion of our capital. To this end, the Company has developed a five year plan for the implementation of cost effective and efficient digital services to meet our customer’s technology needs, to focus on attracting new customers, and to improve our operational efficiencies. Although we remain committed to expanding our retail branch footprint whenever it makes strategic sense, we will be concentrating our near term efforts on developing “clicks” instead of “bricks.”

Our People.  A large part of our success is related to customer service and customer satisfaction.  Having employees who understand and value our clientele and their business is a key component to our success.  We believe that our present staff is one of our competitive strengths, and thus the retention of such persons and our ability to continue to attract quality personnel is a high priority.

Residential Mortgage and Other Lending.  Historically, our lending portfolio has consisted predominantly of residential one- to four-family mortgage loans.  At December 31, 2012 and 2011, we held $167.8 million and $182.9 million of residential one- to four-family mortgage loans, respectively, which constituted 61.7% and 66.8% of our total loan portfolio, at such respective dates. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At December 31, 2012 and 2011, our commercial real estate loan portfolio consisted of loans totaling $57.7 million and $44.8 million respectively, or 21.2% and 16.4%, respectively, of total loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At December 31, 2012 and 2011, our commercial loan portfolio consisted of loans totaling $13.7 million and $12.9 million, respectively, or 5.0% and 4.7%, respectively, of total loans. Other loan products offered to our customers include home equity loans and lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. We may sell one- to four-family residential loans in the future as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential mortgage loans. One- to four-family residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

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

At December 31, 2012 and 2011, we had $159.4 million and $164.2 million, respectively, invested in securities available for sale, the majority of which are agency mortgage-backed securities, agency collateralized mortgage obligation securities (“CMOs”) and municipal securities.

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

Critical Accounting Policies

It is management’s opinion that accounting estimates covering certain aspects of our business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates.  Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance for loan losses required for probable credit losses and the material effect that such judgments can have on the results of operations.  Management’s monthly evaluation of the adequacy of the allowance considers our historical loan loss experience, review of specific loans, current economic conditions, and such other factors considered appropriate to estimate loan losses.  Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions, or economic conditions.  Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in our local area, concentrations of risk and decline in local property values. Refer to Note 5 of the Notes to Consolidated Financial Statements for more information on the allowance for loan losses.

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

Management also considers the accounting policy relating to the impairment of investments to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the consolidated results of income.  The credit portion of a decline in the fair market value of investments below cost deemed to be other-than-temporary (“OTTI”) may be charged to earnings resulting in the establishment of a new cost basis for an asset.  Management continually reviews the current value of its investments for evidence of OTTI.  Refer to Notes 3 and 7 of the Notes to Consolidated Financial Statements for more information on OTTI.

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

Other than Temporary Impairment on Investment

During 2012, a $102,000 OTTI write-down was recorded on one private-label asset-backed security, as management concluded that there was substantial doubt about the ability of the issuer to meet the financial commitments under the security for the projected life of the investment, due to an increased risk of default or risk that full and timely repayment of principal and interest will not be achieved.  This conclusion was reached through calculating expected returns using a discounted cash flow model with assumptions that were either equal to or more conservative than actual prepayment speeds, annual default rates and loss severity ratios.

During the fourth quarter of 2011, a $500,000 OTTI write-down was recorded by the Company on an investment made in the common stock of a small, local payment processing company during 2007 and 2008. During the fourth quarter of 2011, management concluded that there was substantial doubt about the ability of this entity to perform as expected in accordance with its original business plan by which the decision was made to invest in the company. This conclusion was reached through discussion with the entity’s owners and review of the entity’s operations and financial statements. Management determined that the entity’s cash flows and equity position was significantly limited by lack of capital or revenue, making it difficult to generate and solicit new business opportunities. Furthermore, management noted a significant deterioration in the business prospects of the entity as certain deals, capital infusions, loans, grants and partnerships were not materializing as expected. Refer to Note 7 of the Notes to Consolidated Financial Statements for more information on OTTI.

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

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2012			December 31, 2011			December 31, 2010
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$23,663	$29	0.12%	$19,397	$32	0.16%	$26,130	$56	0.21%
Securities	169,228	5,542	3.27%	162,691	6,307	3.88%	139,942	5,922	4.23%
Loans	268,265	14,079	5.25%	270,697	14,426	5.33%	258,150	13,948	5.40%
Total interest-earning assets	461,156	19,650	4.26%	452,785	20,765	4.59%	424,222	19,926	4.70%
Other assets	30,810			31,006			30,714
Total assets	$491,966			$483,791			$454,936

Interest-bearing liabilities
Demand & NOW accounts	$41,233	$50	0.12%	$40,403	$65	0.16%	$39,735	$74	0.19%
Money market accounts	63,864	306	0.48%	50,721	277	0.55%	44,137	297	0.67%
Savings accounts	35,841	46	0.13%	34,112	68	0.20%	31,434	83	0.26%
Time deposits	212,371	3,577	1.68%	225,029	4,174	1.85%	206,977	4,320	2.09%
Borrowed funds	30,765	515	1.67%	36,856	941	2.55%	44,050	1,428	3.24%
Other interest-bearing liabilities	1,222	109	8.92%	1,264	111	8.78%	1,304	114	8.74%
Total interest-bearing liabilities	385,296	4,603	1.19%	388,385	5,636	1.45%	367,637	6,316	1.72%
Other non-interest bearing liabilities	40,389			35,590			30,135
Stockholders' equity	66,281			59,816			57,164
Total liabilities & stockholders' equity	$491,966			$483,791			$454,936
Net interest income		$15,047			$15,129			$13,610
Interest rate spread			3.07%			3.14%			2.98%
Net interest margin			3.26%			3.34%			3.21%

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

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Compared to			Compared to
	Year Ended December 31, 2011			Year Ended December 31, 2010
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(Dollars in thousands)
Interest earning assets:
Interest-earning deposits and federal funds sold	$(9)	$6	$(3)	$(11)	$(13)	$(24)
Securities	(1,010)	245	(765)	(524)	909	385
Loans, including fees	(218)	(129)	(347)	(193)	671	478
Total interest-earning assets	(1,237)	122	(1,115)	(728)	1,567	839

Interest-bearing liabilities:
Demand & NOW accounts	(16)	1	(15)	(10)	1	(9)
Money market accounts	(37)	66	29	(61)	41	(20)
Savings accounts	(25)	3	(22)	(22)	7	(15)
Time deposits	(370)	(227)	(597)	(504)	358	(146)
Total deposits	(448)	(157)	(605)	(597)	407	(190)

Other interest-bearing liabilities:
Borrowed funds and other	(286)	(142)	(428)	(274)	(216)	(490)

Total interest-bearing liabilities	(734)	(299)	(1,033)	(871)	191	(680)

Total change in net interest income	$(503)	$421	$(82)	$143	$1,376	$1,519

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

Total assets at December 31, 2012 were $482.4 million, a decrease of $6.2 million, or 1.3%, from $488.6 million at December 31, 2011.  The decrease in total assets was primarily due to a $4.8 million decrease in securities available for sale, a $3.9 million decrease in cash and cash equivalents and a $2.1 million decrease in loans receivable, net, partially offset by a $2.7 million increase in bank owned life insurance, a $1.2 million increase in other assets and a $1.2 million increase in premises and equipment.

Cash and cash equivalents decreased by $3.9 million, or 16.6%, from $23.7 million at December 31, 2011 to $19.8 million at December 31, 2012.  Federal funds sold decreased by $3.3 million to $8.0 million at December 31, 2012 primarily due to the use of funds to pay down FHLB borrowings and to purchase additional bank owned life insurance, as well as cash used to fund loan originations, purchase investments and to fund deposit outflow, offset by the receipt of payments on loans and securities.  Interest earning deposits decreased by $1.0 million as excess money market funds were used to fund the purchase of a new bank branch office building in the fourth quarter of 2012.

Securities available for sale decreased by $4.8 million, or 2.9%, to $159.4 million at December 31, 2012 compared to $164.2 million at December 31, 2011.  During the year ended December 31, 2012, the Company purchased $32.6 million of available for sale securities, including collateralized mortgage obligations, mortgage-backed securities and municipal bonds. The purchases were funded by the receipt of $34.7 million in pay-downs on the investment portfolio.  In 2012, $2.7 million of mortgage-backed securities were sold.

Loans receivable, net decreased during the year ended December 31, 2012 as shown in the table below:

	At December 31,	At December 31,	Change
	2012	2011	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$167,794	$182,922	$(15,128)	(8.3)%
Home equity	30,724	30,671	53	0.2%
Commercial	57,653	44,776	12,877	28.8%
Construction	416	519	(103)	(19.8)%

Total Real Estate Loans	256,587	258,888	(2,301)	(0.9)%

Other Loans:
Commercial	13,680	12,911	769	6.0%
Consumer	1,791	1,948	(157)	(8.1)%

Total Loans	272,058	273,747	(1,689)	(0.6)%
Allowance for loan losses	(1,806)	(1,366)	(440)	32.2%
Net deferred loan costs	2,681	2,687	(6)	(0.2)%

Loans Receivable, net	$272,933	$275,068	$(2,135)	(0.8)%

The decrease in loans receivable, net was primarily due to a decrease in residential one- to four-family real estate loans, partially offset by an increase in commercial real estate and commercial loans. During 2012, we remained strategically focused on increasing our commercial real estate and commercial loan portfolios to diversify our asset mix, to take advantage of the opportunities available to serve small businesses in our market area, and to maintain an effective net interest margin. The decrease in residential, one- to four-family real estate loans was primarily due to a strategic decision made by the Company not to match lower rates offered by our competitors in an effort to avoid increased interest rate risk. Management continues to look for high quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable and prudent.

Premises and equipment, net increased by $1.2 million, or 13.5%, to $9.7 million as of December 31, 2012 in comparison to $8.5 million at December 31, 2011. The increase was primarily due to the purchase of a bank branch office building in the fourth quarter of 2012 for $1.4 million. The Bank plans to open a new branch at this location, during the second quarter of 2013. This will be the 11th branch location for Lake Shore Savings Bank.

Bank owned life insurance (“BOLI”) increased by $2.7 million, or 24.2%, to $14.1 million at December 31, 2012 in comparison to $11.4 million at December 31, 2011. During 2012, the Company purchased an additional $2.5 million of BOLI to fund increases in the liability for supplemental employee benefit plans. During 2012, the Company put an Executive Supplemental benefit plan in place for its Chief Executive Officer and added three directors to its existing Director Supplemental Plan. Refer to Note 12 of the Notes to Consolidated Financial Statements for more information on the supplemental benefit plan.

Other assets increased by $1.2 million, or 76.9%, to $2.9 million as of December 31, 2012 in comparison to $1.6 million at December 31, 2011. The increase was due to the $1.4 million sale of securities which had not settled as of December 31, 2012.

The table below shows changes in deposit balances by type of deposit between December 31, 2012 and December 31, 2011:

	At December 31,	At December 31,	Change
	2012	2011	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$32,478	$27,429	$5,049	18.4%
Interest bearing	42,350	40,649	1,701	4.2%
Money market	68,228	58,157	10,071	17.3%
Savings	36,990	33,676	3,314	9.8%
Time deposits	198,497	219,887	(21,390)	(9.7)%

Total Deposits	$378,543	379,798	(1,255)	(0.3)%

The growth in demand deposits as well as the growth in money market and savings accounts was the result of the Company’s continued strategic focus on attracting commercial deposit relationships and growing core deposits among its retail customers. The decrease in time deposits was a result of the Company’s decision to not match unreasonable interest rates being offered by competitors in our market area in an effort to maintain our net interest margin.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $8.5 million, or 25.0%, from $34.1 million at December 31, 2011 to $25.6 million at December 31, 2012.  Short-term borrowings increased $4.3 million, or 62.1%, from $6.9 million at December 31, 2011 to $11.2 million at December 31, 2012.  Long-term debt decreased by $12.8 million, or 47.1%, from $27.2 million at December 31, 2011 to $14.4 million at December 31, 2012. As long-term debt matured, the Company paid off $8.5 million of such debt in order to reduce interest expense, and the remaining proceeds were transferred into short-term borrowings to take advantage of lower interest rates.

Total stockholders’ equity increased $3.0 million, or 4.8%, from $63.9 million at December 31, 2011 to $67.0 million at December 31, 2012.  The increase in total stockholders’ equity was primarily due to $3.6 million in net income and $425,000 of unrealized mark to market gains after taxes during the year ended December 31, 2012, partially offset by $928,000 in cash dividends paid and $209,000 for the purchase of treasury stock.

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011

General.    Net income was $3.6 million for the year ended December 31, 2012, or $0.64 per diluted share, a decrease of 1.5%, compared to net income of $3.7 million, or $0.65 per diluted share, for the year ended December 31, 2011.  The decrease in net income during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to an increase of $504,000 in non-interest expenses, an increase of $241,000 in provision for loan losses and an $82,000 decrease in net interest income, partially offset by a $409,000 decrease in income tax expense and an increase of $364,000 in non-interest income.

Net Interest Income.  Net interest income decreased by $82,000, or 0.5%, to $15.0 million for the year ended December 31, 2012 compared to $15.1 million for the year ended December 31, 2011.  Interest income decreased by $1.1 million, while interest expense decreased by $1.0 million for the year ended December 31, 2012 when compared to the year ended December 31, 2011. Interest rate spread and net interest margin were 3.07% and 3.26%, respectively, for the year ended December 31, 2012 compared to 3.14% and 3.34%, respectively, for the year ended December 31, 2011.

Interest Income.    Interest income decreased by $1.1 million, or 5.4%, to $19.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Loan interest income decreased by $347,000, or 2.4%, to $14.1 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, due to a decrease in the average yield and average balance of the loan portfolio. The average yield on the loan portfolio decreased from 5.33% for the year ended December 31, 2011 to 5.25% for the year ended December 31, 2012 partially due to loan pay-downs and new loan originations as a result of the current low interest rate environment. The average balance of the loan portfolio decreased $2.4 million, or 0.9%, from $270.7 million for the year ended December 31, 2011 to $268.3 million for the year ended December 31, 2012. The decrease in the average balance of loans receivable was primarily due to a decrease in the average balance of one- to four- family real estate loans, partially offset by an increase in the average balance of commercial real estate and commercial loans. As previously indicated, the decrease in one- to four-family loans was a strategic decision by the Company to not match competitor rates in an effort to avoid increased interest rate risk. Investment interest income decreased by $765,000, or 12.1%, to $5.5 million for the year ended December 31, 2012 compared to $6.3 million for 2011 due to the decrease in the average yield on investment securities. The investment portfolio had an average balance of $169.2 million and an average yield of 3.27% for the year ended December 31, 2012 compared to an average balance of $162.7 million and an average yield of 3.88% for the year ended December 31, 2011. The average yield on the investment portfolio decreased as new securities were purchased at lower yields than the rates earned on securities which had paid off, as a result of the current low interest rate environment. The average balance of the investment portfolio increased primarily due to the re-investment of paydowns on the loan and investment portfolios into the purchase of new available for sale securities.

Interest Expense.  Interest expense decreased by $1.0 million, or 18.3%, to $4.6 million for the year ended December 31, 2012 compared to $5.6 million for the year ended December 31, 2011.  The interest paid on deposits decreased by $605,000, or 13.2%, to $4.0 million for the year ended December 31, 2012 when compared to the year ended December 31, 2011 primarily due to the decrease in the average rate paid on deposits. The average balance of deposits for the year ended December 31, 2012 was $353.3 million with an average rate of 1.13% compared to the average balance of deposits of $350.3 million and an average rate of 1.31% for the year ended December 31, 2011. The decrease in the average rate paid on deposits was due to the continued low interest rate environment in 2012. The increase in the average balance of deposits was primarily due to deposit growth in core deposit accounts partially offset by a decrease in the average balance of time deposits. The interest expense related to advances from the FHLBNY decreased $426,000, or 45.3%, to $515,000 for the year ended December 31, 2012 when compared to the year ended December 31, 2011. This decrease was due to a $6.1 million decrease in average balances and an 88 basis point decline in the average rate paid on advances when comparing the year ended December 31, 2012 with 2011. The decrease in the average advance balances was a result of the Company’s decision to utilize excess cash obtained from loan prepayments to pay down borrowings. The low interest rate environment caused the average rate paid on borrowings to decrease.

            Provision for Loan Losses.  A net provision of $656,000 was recorded to the allowance for loan losses during the year ended December 31, 2012 compared to a net provision of $415,000 during the year ended December 31, 2011. Our credit quality remains strong, as non-performing loans have remained steady at $2.4 million, or 0.89% of net loans, and $2.8 million, or 1.02% of net loans, at December 31, 2012 and 2011, respectively. Net charge-offs were $216,000 for the year ended December 31, 2012 compared to $2,000 for the year ended December 31, 2011.

During the year ended December 31, 2012, the Company recorded a $592,000 provision for loan losses on commercial real estate loans and commercial loans due to an increase in the loan balances and number of classified loans in those categories. Management also recorded an additional $96,000 in provision for loan losses due to specific residential mortgage loans and consumer loans that had become classified loans or had been downgraded due to certain factors, such as delinquency or bankruptcy of the borrower, during 2012. This was offset by a $32,000 reduction in the provision for loan losses on home equity loans due to a reduction of classified loans in that category.

Provision for loan losses during the year ended December 31, 2011 was $415,000. Upon review of the environmental factors relating to the commercial real estate loans and commercial loans during 2011, management determined that a $199,000 provision for loan losses was necessary due to the increase in portfolio size and the standard risks presented by the inherent nature of these types of loans. During the year ended December 31, 2011, management also recorded an additional $170,000 in provision for loan losses for specific commercial real estate or commercial loans that had become classified loans or had been downgraded due to certain factors, such as delinquency. Management also recorded a $46,000 provision for loan losses on specific residential mortgage loans, home equity loans and consumer loans that had become classified loans or had been downgraded due to certain factors, such as delinquency, during 2011.

Refer to Note 5 of the Notes to the Consolidated Financial Statements for details on the provision for loan losses.

            Non-interest Income.  Non-interest income increased $364,000, or 21.9%, to $2.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was primarily due to a $500,000 OTTI write-down recorded by the Company during the year ended December 31, 2011 on an investment made in the common stock of a small, local payment processing company. The increase was partially offset by a non-cash, pre-tax impairment charge of $102,000 related to the Company’s write-down of one asset-backed security during the year ended December 31, 2012.

During the year ended December 31, 2012, the Company recognized a $64,000 gain on the sale of two mortgage-backed securities as compared to the recognition of a $31,000 gain on the sale of municipal bond securities and a $57,000 recovery on previously impaired asset-backed securities during the year ended December 31, 2011.

Service charges and fees decreased $10,000, or 0.6%, for the year ended December 31, 2012 when compared to the year ended December 31, 2011.

            Non-interest Expenses.  Non-interest expenses increased by $504,000, or 4.5%, to $11.8 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Salaries and employee benefits expense increased $174,000, or 3.0%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was primarily due to the addition of two new directors in 2012, salary increases, higher benefit expenses, and an unplanned accrual for a retirement benefit. The increase in salaries and employee benefits expense was also affected by the decrease in deferred salary expense incurred to originate loans due to a decrease in loan originations during the year ended December 31, 2012 when compared to 2011. The increase in salaries and employee benefits expense was partially offset by lower stock option expenses for awards that became fully vested at December 31, 2011. Professional services increased $171,000, or 15.5%, for the year ended December 31, 2012 compared to 2011, primarily due to increased legal, accounting and consulting services. Other non-interest expenses increased by $136,000, or 13.3%, for the year ended December 31, 2012 compared to 2011, primarily due to a $135,000 increase in expenses associated with foreclosed real estate incurred during the year ended December 31, 2012 as compared to the prior year. Advertising expenses increased by $83,000, or 23.5%, for the year ended December 31, 2012 compared to 2011, primarily due to the development of a new advertising campaign in 2012. These increases were partially offset by a $70,000 decrease in FDIC insurance premiums, or 21.9%, for the year ended

December 31, 2012 compared to 2011, due to the new insurance premium calculation methodology that the FDIC enacted in accordance with the Dodd-Frank Act, which became effective in 2011.

            Income Taxes Expense.    Income tax expense decreased by $409,000, or 29.4%, to $1.0 million for the year ended December 31, 2012 from $1.4 million for the year ended December 31, 2011.  The decrease was primarily due to less pretax income in 2012, an increase in tax-exempt income in 2012 and the recognition of a one-time tax expense of $193,000 for a deferred tax valuation allowance in 2011. The deferred tax valuation allowance of $193,000 was based on management’s belief that it is more likely than not that the Company will not generate sufficient taxable income of the appropriate character to realize the benefits of the deductible losses related to the $500,000 OTTI charge-off which occurred in 2011. Without the one-time tax effects for 2011, the effective tax rate would have been 24.4% for the year ended December 31, 2011. In comparison, the effective tax rate for the year ended December 31, 2012 was 21.3%. The lower effective rate in 2012 was a result of lower pre-tax income and a higher amount of tax exempt income on municipal investments.

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

Non-interest Income.  Non-interest income decreased $1.8 million, or 51.8%, from $3.5 million for the year ended December 31, 2011 to $1.7 million for the year ended December 31, 2010. The decrease in non-interest income was primarily due to a $1.1 million gain recorded on the sale of securities available for sale during the third quarter of 2010. In the third quarter of 2010, we sold one treasury security to take advantage of gains in market value at that time. We also sold 15 municipal bond securities that were set to mature between 2014 and 2016 for a gain and reinvested the proceeds in longer term municipal bond securities, to take advantage of the positively sloped yield curve and increase interest income. In addition, we sold two mortgage backed securities for a loss because they had experienced severe price declines and presented increased credit risk to our investment portfolio.

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

Non-interest Expenses. Non-interest expense decreased by $226,000, or 2.0%, to $11.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease was primarily due to a decrease in salary and employee benefits of $205,000, or 3.4%, for the year ended December 31, 2011 compared to 2010, primarily due to the retirement of our former President and Chief Executive Officer in 2011. FDIC insurance decreased $183,000, or 36.5%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 as a result of the new insurance premium calculation methodology that the FDIC enacted in accordance with the Dodd-Frank Act, which became effective on April 1, 2011. These decreases were partially offset by an increase in occupancy and equipment expenses of $127,000, or 7.7%, for the year ended December 31, 2011 compared to 2010 primarily due to increased maintenance costs and higher depreciation expenses associated with renovations to the Company’s headquarters completed during 2010. Advertising expenses decreased $66,000, or 15.8%, from $419,000 for the year ended December 31, 2011 to $353,000 for the year ended December 31, 2010. In 2010, we had increased marketing costs associated with the opening of the Depew branch and for a new general advertising campaign. Other expenses increased $90,000, or 9.6%, for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to increased donations made by the Company and increased employee training costs.

Income Taxes Expense.  Income tax expense increased by $1.0 million from $373,000 for the year ended December 31, 2011 to $1.4 million for the year ended December 31, 2010. The increase was primarily due to an increase in income during 2011 along with the fourth quarter 2011 one-time tax expense of $193,000 for a deferred tax valuation allowance combined with the 2010 recognition of a $399,000 one-time tax benefit related to a change in New York State bank franchise tax law all of which caused our effective tax rate to increase to 27.5% for the year ended December 31, 2011, compared to 10.9% for the year ended December 31, 2010. The deferred tax valuation allowance of $193,000 was based on management’s belief that it is more likely than not that the Company will not generate sufficient taxable income of the appropriate character to realize the benefits of the deductible losses related to the $500,000 OTTI charge off which occurred in the fourth quarter of 2011.  The tax benefit from 2010 was related to a change in tax law which conformed the bad debt deduction allowed under New York State bank franchise tax law to that allowed for Federal income tax purposes. In addition, the 2010 change no longer required a thrift institution to recapture its New York tax bad debt reserves accumulated in prior years. Because of this 2010 change in tax law, the deferred tax liability previously recognized in prior years was reversed resulting in a one-time tax benefit of $399,000. Without the one-time tax effects for 2011 and 2010, our effective tax rate would have been 24.4% and 22.6% for the years ended December 31, 2011 and December 31, 2010, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest earning deposits at other financial institutions and funds provided from operations.  We have a written agreement with the Federal Home Loan Bank of New York, which allows us to borrow up to $123.1 million as of December 31, 2012, and is collateralized by a pledge of our mortgage loans.  At December 31, 2012, we had outstanding advances under this agreement of $25.6 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, with a cost of $10.0 million and fair value of $11.1 million as of December 31, 2012. There were no balances outstanding with the Federal Reserve Bank at December 31, 2012.  In 2011, we established a line of credit with M&T Bank for $7.0 million, of which $5.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on this line as of December 31, 2012.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the year ended December 31, 2012, we originated loans of approximately $54.5 million in comparison to approximately $58.3 million of loans originated during the year ended December 31, 2011.  Purchases of investment securities totaled $32.6 million in the year ended December 31, 2012 and $30.2 million in the year ended December 31, 2011.

At December 31, 2012, we had loan commitments to borrowers of approximately $11.4 million and overdraft lines of protection and unused home equity lines of credit of approximately $26.4 million. Total deposits were $378.5 million at December 31, 2012, as compared to $379.8 million at December 31, 2011.  Time deposit accounts scheduled to mature within one year were $76.6 million at December 31, 2012.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

In recent years, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets as the U.S. economy experienced an economic downturn.  Although recent reports have indicated improvements in the macro-economic conditions, the economic downturn has had far-reaching effects.  However, our financial condition, credit quality and liquidity position remain strong.

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

We do not anticipate any material capital expenditures during 2013.  We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than loan commitments as described in Note 17 in the Notes to our Consolidated Financial Statements and the borrowing agreements noted above.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 17 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of December 31, 2012.

Accounting Polices, Standards and Pronouncements

            Refer to Note 2 in the Notes to our Consolidated Financial Statements for a discussion of significant accounting policies, the impact of the adoption of new accounting standards and recent accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data.

See pages F - 1 through F - 48 following the signature page of this Annual Report on Form 10-K.

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

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2012.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public independent accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public independent accounting firm pursuant to rules of the SEC that permits the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.  Other Information.

None.

         PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2012 fiscal year end.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2012 fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2012 fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2012 fiscal year end.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2012 fiscal year end.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

15(a)(1)  Financial Statements.  The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

•      Report of Independent Registered Public Accounting Firm

•      Consolidated Statements of Financial Condition as of December 31, 2012 and 2011

•      Consolidated Statements of Income for the years ended December 31, 2012,  2011 and 2010

•      Consolidated Statements of Comprehensive Income for the years ended December 31, 2012,  2011 and 2010

•      Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012,  2011 and 2010

•      Consolidated Statements of Cash Flows for the years ended December 31, 2012,  2011 and 2010

•      Notes to Consolidated Financial Statements

15(a)(2)  Financial Statement Schedules.  Schedules are omitted because they are not required or the information is provided elsewhere in the Consolidated Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3)  Exhibits.  The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Charter of Lake Shore Bancorp, Inc.[1]
3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[7]
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.[2]
4.2	Form of Restricted Stock Award Notice[5]
4.3	Form of Stock Option Certificate[5]
10.1	Employment Agreement between Daniel P. Reininga and Lake Shore Bancorp, Inc.[9]
10.2	Employment Agreement between Daniel P. Reininga and Lake Shore Savings Bank[10]
10.3	Amended and Restated Change of Control Agreement between Rachel A. Foley and Lake Shore Bancorp, Inc.[8]
10.4	Amended and Restated Severance Pay Plan of Lake Shore Savings Bank[6]
10.5	1999 Executives Supplemental Benefit Plan[1]
10.6	Amended and Restated 2007 Executives Supplemental Benefit Plan[4]
10.7	1999 Directors Supplemental Benefit Plan[1]
10.8	Amended and Restated 2007 Directors Supplemental Benefit Plan[4]
10.9	Form of Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. amended and restated effective January 1, 2010[11]
10.1	Lake Shore Bancorp, Inc. 2006 Stock Option Plan[3]
10.11	Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan[3]
10.12	2012 Supplemental Executive Retirement Plan[13]
10.13	Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan[14]
21.1	Subsidiaries of Lake Shore Bancorp, Inc.*
23.1	Consent of ParenteBeard LLC*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document[12]
101.SCH	XBRL Taxonomy Extension Schema Document[12]
101.CAL	XBRL Taxonomy Calculation Linkbase Document[12]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document[12]
101.LAB	XBRL Taxonomy Label Linkbase Document[12]
101.PRE	XBRL Taxonomy Presentation Linkbase Document[12]

_____________________

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

7       Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on January 7, 2013.

8       Incorporated herein by reference to Exhibit 10.3 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.

9       Incorporated herein by reference to Exhibits 10.1 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.

10      Incorporated herein by reference to Exhibits 10.2 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.

11      Incorporated herein by reference to Exhibits 10.9 to Form 10-K, filed with the Securities and Exchange Commission on March 31, 2011.

12         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

13         Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on June 29, 2012.

14         Incorporated herein by reference to Appendix A to the Proxy Statement for our May 23, 2012 annual meeting of shareholders filed with the Securities and Exchange Commission on April 11, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2013.

Lake Shore Bancorp, Inc.
By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Susan C. Ballard Susan C. Ballard	Director	March 29, 2013
/s/ Tracy S. Bennett Tracy S. Bennett	Director	March 29, 2013
/s/ Sharon E. Brautigam Sharon E. Brautigam	Director	March 29, 2013
/s/ Michael E. Brunecz Michael E. Brunecz	Chairman of the Board	March 29, 2013
/s/ Reginald S. Corsi Reginald S. Corsi	Director	March 29, 2013
/s/ James P. Foley, DDS James P. Foley, DDS	Director	March 29, 2013
/s/ David C. Mancuso David C. Mancuso	Director	March 29, 2013
/s/ Daniel P. Reininga Daniel P. Reininga	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2013
/s/ Kevin M. Sanvidge Kevin M. Sanvidge	Director	March 29, 2013
/s/ Gary W. Winger Gary W. Winger	Vice Chairman of the Board	March 29, 2013
/s/ Nancy L. Yocum Nancy L. Yocum	Director	March 29, 2013
/s/ Rachel A. Foley Rachel A. Foley	Chief Financial Officer (Principal Accounting and Financial Officer)	March 29, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lake Shore Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Lake Shore Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Shore Bancorp, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ParenteBeard LLC

Pittsburgh, Pennsylvania
March 29, 2013

Consolidated Statements of Financial Condition

	December 31,
	2012	2011

	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,374	$7,031
Interest earning deposits	4,392	5,402
Federal funds sold	7,999	11,271

Cash and Cash Equivalents	19,765	23,704

Securities available for sale	159,368	164,165
Federal Home Loan Bank stock, at cost	1,852	2,219
Loans receivable, net of allowance for loan losses 2012 $1,806 and 2011 $1,366	272,933	275,068
Premises and equipment, net	9,685	8,530
Accrued interest receivable	1,802	1,919
Bank owned life insurance	14,124	11,376
Other assets	2,858	1,616

Total Assets	$482,387	$488,597
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$346,065	$352,369
Non-interest bearing	32,478	27,429

Total Deposits	378,543	379,798

Short-term borrowings	11,200	6,910
Long-term debt	14,400	27,230
Advances from borrowers for taxes and insurance	3,209	3,148
Other liabilities	8,050	7,564

Total Liabilities	$415,402	$424,650

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 5,919,132 shares outstanding at December 31, 2012 and 6,612,500 shares issued and 5,939,132 shares outstanding at December 31, 2011	$66	$66
Additional paid-in capital	27,973	27,987
Treasury stock, at cost (693,368 shares at December 31, 2012 and 673,368 shares at December 31, 2011)	(6,469)	(6,260)
Unearned shares held by ESOP	(1,961)	(2,046)
Unearned shares held by RRP	(553)	(606)
Retained earnings	42,468	39,770
Accumulated other comprehensive income	5,461	5,036

Total Stockholders' Equity	66,985	63,947

Total Liabilities and Stockholders' Equity	$482,387	$488,597

See notes to consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$14,079	$14,426	$13,948
Investment securities, taxable	3,635	4,421	4,599
Investment securities, tax-exempt	1,907	1,886	1,323
Other	29	32	56
Total Interest Income	19,650	20,765	19,926

Interest Expense
Deposits	3,979	4,584	4,774
Short-term borrowings	50	24	18
Long-term debt	465	917	1,410
Other	109	111	114
Total Interest Expense	4,603	5,636	6,316

Net Interest Income	15,047	15,129	13,610

Provision for Loan Losses	656	415	2,115

Net Interest Income after Provision for Loan Losses	14,391	14,714	11,495

Non-Interest Income
Service charges and fees	1,698	1,708	1,868
Earnings on bank owned life insurance	248	257	277
Gain on sale of securities available for sale	64	31	1,057
Total other-than-temporary impairment (“OTTI”) losses	(583)	-	-
Portion of OTTI losses recognized in other comprehensive income (before taxes)	481	-	-
Net OTTI losses recognized in earnings	(102)	-	-

Impairment of equity investment in unconsolidated entity	-	(500)	-
Recovery on previously impaired investment securities	-	57	142
Other	122	113	110
Total Non-Interest Income	2,030	1,666	3,454

Non-Interest Expenses
Salaries and employee benefits	6,069	5,895	6,100
Occupancy and equipment	1,754	1,777	1,650
Professional services	1,274	1,103	1,092
Data processing	620	580	562
Advertising	436	353	419
FDIC Insurance	249	319	502
Postage and supplies	248	255	273
Other	1,161	1,025	935
Total Non-Interest Expenses	11,811	11,307	11,533

Income before Income Taxes	4,610	5,073	3,416

Income Tax Expense	984	1,393	373
Net Income	$3,626	$3,680	$3,043

Basic and diluted earnings per common share	$0.64	$0.65	$0.53
Dividends declared per share	$0.25	$0.28	$0.24

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Net Income	$3,626	$3,680	$3,043

Other Comprehensive Income, net of tax:
Unrealized holding gains (losses) on securities available for sale	402	5,623	(787)

Reclassification adjustments related to:
Recovery on previously impaired investment securities	-	(35)	(87)
Gains on sales of securities included in net income	(39)	(19)	(648)
Impairment charge for losses included in net income	$62	$-	$-
Total Other Comprehensive Income (Loss)	425	5,569	(1,522)

Total Comprehensive Income	$4,051	$9,249	$1,521

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2012, 2011 and 2010

				Unearned	Unearned		Accumulated
		Additional		Shares	Shares		Other
	Common	Paid-In	Treasury	held by	held by	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	RRP	Earnings	Income (Loss)	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2010	$66	$27,838	$(4,467)	$(2,217)	$(987)	$34,224	$989	$55,446

Net income	-	-	-	-	-	3,043	-	3,043
Other comprehensive loss, net of tax	-	-	-	-	-	-	(1,522)	(1,522)
ESOP shares earned (7,935 shares)	-	(21)	-	85	-	-	-	64
Stock based compensation	-	149	-	-	-	-	-	149
RRP shares earned (17,228 shares)	-	(46)	-	-	230	-	-	184
Purchase of treasury stock, at cost (200,080 shares)	-	-	(1,624)	-	-	-	-	(1,624)
Cash dividends declared ($0.24 per share)	-	-	-	-	-	(530)	-	(530)
Balance - December 31, 2010	$66	$27,920	$(6,091)	$(2,132)	$(757)	$36,737	$(533)	$55,210

Net income	-	-	-	-	-	3,680	-	3,680
Other comprehensive income, net of tax	-	-	-	-	-	-	5,569	5,569
ESOP shares earned (7,935 shares)	-	(5)	-	86	-	-	-	81
Stock based compensation	-	107	-	-	-	-	-	107
RRP shares earned (11,293 shares)	-	(35)	-	-	151	-	-	116
Purchase of treasury stock, at cost (17,950 shares)	-	-	(169)	-	-	-	-	(169)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(647)	-	(647)
Balance - December 31, 2011	$66	$27,987	$(6,260)	$(2,046)	$(606)	$39,770	$5,036	$63,947

Net income	-	-	-	-	-	3,626	-	3,626
Other comprehensive income, net of tax	-	-	-	-	-	-	425	425
ESOP shares earned (7,935 shares)	-	(5)	-	85	-	-	-	80
Stock based compensation	-	9	-	-	-	-	-	9
RRP shares earned (3,992 shares)	-	(18)	-	-	53	-	-	35
Purchase of treasury stock, at cost (20,000 shares)	-	-	(209)	-	-	-	-	(209)
Cash dividends declared ($0.25 per share)	-	-	-	-	-	(928)	-	(928)
Balance - December 31, 2012	$66	$27,973	$(6,469)	$(1,961)	$(553)	$42,468	$5,461	$66,985

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(Dollars In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,626	$3,680	$3,043
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	558	124	-
Amortization of deferred loan costs	550	517	505
Provision for loan losses	656	415	2,115
Impairment of investment securities	102	-	-
Impairment of equity investment in unconsolidated entity	-	500	-
Recovery on previously impaired investment securities	-	(57)	(142)
Net gain on sale of investment securities	(64)	(31)	(1,057)
Originations of loans held for sale	767	(639)	(243)
Proceeds from sales of loans held for sale	(767)	639	243
Net loss (gain) on disposal of premises and equipment	4	(3)	-
Depreciation and amortization	663	655	602
Deferred income tax expense (benefit)	(240)	(40)	111
Increase in bank owned life insurance, net	(248)	(257)	(277)
ESOP shares committed to be released	80	81	64
Stock based compensation expense	44	223	333
Decrease (increase) in accrued interest receivable	117	(118)	(80)
Decrease (increase) in other assets	380	942	(463)
Writedowns of foreclosed real estate	67	54	6
Increase (decrease) in other liabilities	458	(533)	139

Net Cash Provided by Operating Activities	6,753	6,152	4,899

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	1,433	4,673	10,776
Maturities, prepayments and calls	34,652	24,336	29,600
Purchases	(32,601)	(30,203)	(77,203)
Purchases of Federal Home Loan Bank Stock	(17)	(51)	(354)
Redemptions of Federal Home Loan Bank Stock	384	233	488
Loan origination and principal collections, net	47	(13,198)	(6,719)
Proceeds from sale of foreclosed real estate	603	166	247
Additions to premises and equipment	(1,822)	(216)	(1,618)
Purchase of additional bank owned life insurance	(2,500)	-	-

Net Cash Provided by (Used in) Investing Activities	179	(14,260)	(44,783)

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2012	2011	2010
	(Dollars In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(1,255)	4,013	57,371
Net increase (decrease) in advances from borrowers for taxes and insurance	61	121	(43)
Net increase (decrease) in short term borrowings	4,290	1,910	(1,850)
Proceeds from issuance of long-term debt	-	4,100	9,300
Repayment of long-term debt	(12,830)	(11,030)	(11,290)
Purchase of treasury stock	(209)	(169)	(1,624)
Cash dividends paid	(928)	(647)	(530)

Net Cash (Used in) Provided by Financing Activities	(10,871)	(1,702)	51,334

Net (Decrease) Increase in Cash and Cash Equivalents	(3,939)	(9,810)	11,450

CASH AND CASH EQUIVALENTS - BEGINNING	23,704	33,514	22,064

CASH AND CASH EQUIVALENTS - ENDING	$19,765	$23,704	$33,514

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$4,639	$5,682	$6,322

Income taxes paid	$1,112	$1,176	$1,189

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosed real estate acquired in settlement of loans	$1,001	$252	$307

Securities sold and not settled	$1,410	$-	$-

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Organization and Nature of Operations

Organizational Structure

Lake Shore Bancorp, Inc. (the “Company”) and the parent mutual holding company, Lake Shore, MHC (the “MHC”) were formed on April 3, 2006 to serve as the stock holding companies for Lake Shore Savings Bank (the “Bank”) as part of the Bank’s conversion and reorganization from a New York State chartered mutual savings and loan association to the federal mutual holding company form of organization.

The MHC, whose activity is not included in these consolidated financial statements, held 3,636,875 shares, or 61.4% of the Company’s outstanding common stock as of December 31, 2012.

The Bank is engaged primarily in the business of retail banking in Erie and Chautauqua Counties of New York State.  Its primary deposit products are savings and term certificate accounts and its primary lending products are residential mortgages and commercial real estate loans.

Charter

Lake Shore Bancorp, Inc. and the parent mutual holding company, Lake Shore, MHC are federally chartered and, effective July 2011, regulated by the Federal Reserve Board.  Lake Shore Savings Bank, subsidiary of Lake Shore Bancorp, Inc., is a federally chartered savings bank and, effective July 2011, regulated by the Office of the Comptroller of the Currency (the “OCC”).  These changes in regulators from the Office of Thrift Supervision (OTS) are due to the passage of the Dodd-Frank Act.

Regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) prohibit the waiver of dividends by the MHC unless the waiver has been approved by its members, consisting of depositors of the Bank.  The MHC held a special meeting on February 26, 2013 of its members to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.28 per share that may be declared by the Company in the twelve months subsequent to the approval of the proposal by members.  At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve for final approval of the dividend waiver. As of March 25, 2013, Lake Shore, MHC received the approval of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 26, 2014. In prior periods, the MHC elected to waive its right to receive cash dividends upon receipt of regulatory approval prior to change in regulation. As of December 31, 2012, the MHC waived approximately $4.4 million on a cumulative basis.  The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Declines in the fair value of available for sale securities are evaluated for other-than-temporary impairment (“OTTI”) on a quarterly basis. Impairment is assessed at the individual security level. An investment security is subject to a review for OTTI if the fair value of the security is less than its cost or amortized cost basis by more than 20%, as stated in Company’s internal policy. The Company’s OTTI evaluation process is performed in a consistent and systematic manner and includes an evaluation of all available evidence. Documentation of the process is as extensive as necessary to support a conclusion as to whether a decline in fair value below cost or amortized cost is other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached. This process considers factors such as the severity, length of time and anticipated recovery period of the impairment, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the issuer’s financial condition, capital strength and near-term prospects. The Company also considers its intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value, or until maturity. Among the factors that are considered in determining the Company’s intent and ability to retain the security is a review of its capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, and the Company’s intent and ability to retain the security require considerable judgment.

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

Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  The FHLB stock was not deemed to be impaired, and therefore no impairment charges were recorded during the years ended December 31, 2012, 2011 and 2010.

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

Loans Receivable

The Company grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans in western New York State.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this geographical area.

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

Management considers a loan to be in delinquency status when the contractual payment of principal or interest has become greater than 30 days past due. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed in the current year.  Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either special mention, doubtful, substandard or loss.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value for that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Foreclosed Real Estate

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs at the date of acquisition.  Foreclosed real estate was $580,000 and $315,000 at December 31, 2012 and 2011, respectively, and was included as a component of other assets.  Proceeds from the sale of foreclosed real estate for the years ended December 31, 2012, 2011 and 2010 were $603,000, $166,000, and $247,000, respectively.    This resulted in a net gain on sale of $53,000 and $12,000 for the years ended December 31, 2012 and 2011, respectively, and a net loss on sale of $7,000 for the year ended December 31, 2010.  Writedowns from cost to fair value less estimated selling costs which are recorded at the time of foreclosure or repossession are charged to the Allowance for Loan Losses. Subsequent writedowns to fair value net of estimated selling costs are recorded in non-interest expense along with direct operating expenses.  Gains or losses not previously recognized, resulting from the sale of foreclosed assets are recognized in non-interest expense on the date of sale.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Total advertising expense for the years ended December 31, 2012, 2011 and 2010 was $436,000, $353,000, and $419,000, respectively.

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

Stock Compensation Plans

At December 31, 2012, the Company had stock-based employee and non-employee compensation plans, which are described more fully in Note 13. The Company accounts for these plans under FASB ASC Topic 718 “Compensation – Stock Compensation”.  The Company accounts for the plans using a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award.  Compensation is then recognized over the service period, which is usually the vesting period. The fair value of the stock option grants are estimated on the date of grant using the Black-Scholes options-pricing model.   Common shares awarded under the restricted stock plan are expensed based on the fair market value at the grant date. The stock option plan and restricted stock plan expenses are recognized in salaries and employee benefits expense on the consolidated statement of income.

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

Restrictions on Cash and Due from Banks

The Company is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2012 and 2011 was $1,836,000 and $1,773,000, respectively.

Subsequent Events

The Company follows FASB ASC Topic 855, “Subsequent Events”, in accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company evaluated events occurring subsequent to December 31, 2012 through the date the consolidated financial statements are being issued, and other than as set forth in Note 21, did not identify any subsequent events requiring disclosure pursuant to the provisions of FASB ASC Topic 855.

New Accounting Standards

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (“Topic 220”): “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). This update does not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for the reporting periods beginning after December 15, 2012. Management does not believe the amendments will have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform with the 2012 presentation format. These reclassifications had no effect on net income.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	( Dollars In thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,896	$2,299	$-	$15,195
Municipal bonds	51,666	4,598	-	56,264
Mortgage-backed securities:
Collateralized mortgage obligations-private label	92	2	-	94
Collateralized mortgage obligations-government sponsored entities	57,574	684	(91)	58,167
Government National Mortgage Association	2,607	289	-	2,896
Federal National Mortgage Association	15,232	1,040	-	16,272
Federal Home Loan Mortgage Corporation	5,708	486	-	6,194
Asset-backed securities-private label	4,514	530	(927)	4,117
Asset-backed securities-government sponsored entities	150	13	-	163
Equity securities	22		(16)	6
	$150,461	$9,941	$(1,034)	$159,368

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars In thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,935	$2,143	$-	$15,078
Municipal bonds	49,561	4,115	-	53,676
Mortgage-backed securities:
Collateralized mortgage obligations-private label	133	-	(4)	129
Collateralized mortgage obligations-government sponsored entities	59,669	1,127	(25)	60,771
Government National Mortgage Association	3,141	208	-	3,349
Federal National Mortgage Association	19,612	958	-	20,570
Federal Home Loan Mortgage Corporation	5,246	520	-	5,766
Asset-backed securities-private label	5,459	378	(1,205)	4,632
Asset-backed securities-government sponsored entities	173	16	-	189
Equity securities	22	-	(17)	5
	$155,951	$9,465	$(1,251)	$164,165

All of our mortgage-backed securities and collateralized mortgage obligations are backed by residential mortgages.

At December 31, 2012 and 2011, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At December 31, 2012 and 2011, thirty-two municipal bonds with a cost of $10.0 million and fair value of $11.1 million and $11.2 million, respectively, were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at December 31, 2012, five municipal bonds with a cost of $1.1 million and a fair value of $1.2 million were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2011, eleven municipal bonds with a cost of $4.1 million and a fair value of $4.6 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2012
Mortgage-backed securities	$11,800	$(60)	$2,623	$(31)	$14,423	$(91)
Asset-backed securities -private label	-	-	3,367	(927)	3,367	(927)
Equity securities	-	-	6	(16)	6	(16)

	$11,800	$(60)	$5,996	$(974)	$17,796	$(1,034)

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2011
Mortgage-backed securities	$6,982	$(29)	$-	$-	$6,982	$(29)
Asset-backed securities -private label	-	-	3,846	(1,205)	3,846	(1,205)
Equity securities	-	-	5	(17)	5	(17)

	$6,982	$(29)	$3,851	$(1,222)	$10,833	$(1,251)

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

At December 31, 2012, the Company’s investment portfolio included eleven mortgage-backed securities in the unrealized losses less than twelve months category. The mortgage-backed securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, and the securities were backed by government sponsored entities.  The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

At December 31, 2012, the Company had one equity security, six mortgage-backed securities and four private-label asset-backed securities in the unrealized losses twelve months or more category. The Company’s investment in equity securities is a requirement of its membership with the FHLMC. The equity security was not evaluated further for OTTI, despite the percentage of unrealized losses, due to immateriality.

The six mortgage-backed securities and one of the four private label asset-backed securities in this category were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

Three of the four private label asset-backed securities in this category were evaluated further for OTTI, as the unrealized loss was greater than 20% of book value for the individual security, the related credit ratings were below investment grade, or the Company’s analysis indicated a possible loss of principal. The following table provides additional information relating to these private label asset-backed securities as of December 31, 2012 (dollars in thousands):

							Foreclosure/
			Unrealized	Lowest	Delinquent %		OREO/
Security	Book Value	Fair Value	Loss	Rating	Over 60 days	Over 90 days	Bankruptcy %	OREO%
1	$1,898	$1,417	$(481)	C	37.70%	36.30%	17.80%	0.90%
2	1,150	847	(303)	CCC	32.10%	30.70%	12.40%	1.60%
3	1,000	859	(141)	CCC	21.30%	19.50%	11.80%	0.80%
Total	$4,048	$3,123	$(925)
The three private label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these three private-label asset-backed securities occurred due to the current challenging economic environment, high unemployment rates, a continued decline in housing values in many areas of the country, and increased delinquency trends. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value reflected the need to record an OTTI charge against earnings of $102,000 for one of the securities noted above, during the year ended December 31, 2012, as the calculation of the estimated discounted cash flows showed an additional principal loss. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the remaining securities listed above did not reflect the need to record OTTI charges against earnings during the year ended December 31, 2012. The estimated discounted cash flows for these remaining securities did not show an additional principal loss under various prepayment and default scenarios. Management concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of December 31, 2012. However, an impairment charge had been taken on these securities during 2008. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-value ratios and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of December 31, 2012 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of earnings:

	For the Year	For the Year
	Ended	Ended
	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Beginning balance	$1,084	$1,176
Additions:
Credit loss not previously recognized	102	-
Reductions:
Losses realized during the period on OTTI previously recognized	(31)	(35)
Receipt of cash flows on previously recorded OTTI	-	(57)
Ending balance	$1,155	$1,084

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars In thousands)
December 31, 2012:
After five years through ten years	$21,363	$24,080
After ten years	43,199	47,379
Mortgage-backed securities	81,213	83,623
Asset-backed securities	4,664	4,280
Equity securities	22	6
	$150,461	$159,368

The Company sold available for sale securities during the year ended December 31, 2012, for total proceeds of $2.8 million, resulting in gross realized gains of $64,000. The Company sold available for sale securities during the year ended December 31, 2011, for total proceeds of $4.7 million, resulting in gross realized gains of $115,000 and gross realized losses of $84,000.

Note 4 - Loans Receivable

Loans receivable, net consists of the following:

	December 31,
	2012	2011
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$167,794	$182,922
Home equity	30,724	30,671
Commercial	57,653	44,776
Construction	416	519

	256,587	258,888

Commercial	13,680	12,911
Consumer	1,791	1,948

Total Loans	272,058	273,747

Allowance for loan losses	(1,806)	(1,366)
Net deferred loan costs	2,681	2,687

Loans Receivable, net	$272,933	$275,068

Residential real estate loans serviced for others by the Company totaled $12.3 million and $13.5 million at December 31, 2012 and 2011, respectively.

At December 31, 2012, there were approximately $123.1 million of one-to four-family residential real estate loans pledged as collateral for advances from the FHLB.

Most loans made by the Company are secured by borrowers' personal or business assets.  The Company considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank's capital plus reserves or 10% of total loans.  At December 31, 2012, no concentrations of credit to a particular industry existed as defined by these parameters.

The ability of the Company's residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographical area they reside.  Commercial borrowers' ability to repay is generally dependent upon the general health of the economy. Substantially all of the Company's loans are in western New York State and, accordingly, the ultimate collectability of a substantial portion of the loans is susceptible to changes in market conditions in this primary market area.

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

An analysis of changes in the allowance for loan losses is as follows:

	Years ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Balance, beginning	$1,366	$953	$1,564
Provision for loan losses	656	415	2,115
Charge-offs	(239)	(62)	(2,750)
Recoveries	23	60	24
Balance, ending	$1,806	$1,366	$953

The following tables summarizes the activity in the allowance for loan losses for the years ended December 31, 2012 and 2011 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of December 31, 2012 and December 31, 2011:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
December 31, 2012

Allowance for Loan Losses:
Balance – January 1, 2012	$441	$125	$522	$-	$265	$13	$-	$1,366
Charge-offs	(134)	(14)	-	-	(80)	(11)	-	(239)
Recoveries	1	-	20	-	1	1	-	23
Provision	85	(32)	576	-	16	11	-	656
Balance – December 31, 2012	$393	$79	$1,118	$-	$202	$14	$-	$1,806
Ending balance: individually evaluated for impairment	$-	$-	$30	$-	$20	$-	$-	$50
Ending balance: collectively evaluated for impairment	$393	$79	$1,088	$-	$182	$14	$-	$1,756

Gross Loans Receivable (1):
Ending balance	$167,794	$30,724	$57,653	$416	$13,680	$1,791	$-	$272,058
Ending balance: individually evaluated for impairment	$-	$-	$255	$-	$71	$-	$-	$326
Ending balance: collectively evaluated for impairment	$167,794	$30,724	$57,398	$416	$13,609	$1,791	$-	$271,732

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,806) or deferred loan costs of $2,681.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2011

Allowance for Loan Losses:
Balance – January 1, 2011	$407	$141	$278	$1	$104	$21	$1	$953
Charge-offs	-	(29)	(15)	-	(1)	(17)	-	(62)
Recoveries	4	-	52	-	-	4	-	60
Provision	30	13	207	(1)	162	5	(1)	415
Balance–December 31, 2011	$441	$125	$522	$-	$265	$13	$-	$1,366
Ending balance: individually evaluated for impairment	$-	$-	$8	$-	$-	$-	$-	$8
Ending balance: collectively evaluated for impairment	$441	$125	$514	$-	$265	$13	$-	$1,358

Gross Loans Receivable (1):
Ending Balance	$182,922	$30,671	$44,776	$519	$12,911	$1,948	$-	$273,747
Ending balance: individually evaluated for impairment	$-	$-	$133	$-	$-	$-	$-	$133
Ending balance: collectively evaluated for impairment	$182,922	$30,671	$44,643	$519	$12,911	$1,948	$-	$273,614

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,366) or deferred loan costs of $2,687.

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

The following is a summary of information pertaining to impaired loans for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
				For the year ended
	At December 31, 2012			December 31, 2012
With no related allowance recorded:
Commercial real estate	$125	$125	$-	$155	$3
Commercial loans	-	-	-	50	4
With an allowance recorded:
Commercial real estate	130	130	30	131	7
Commercial loans	71	71	20	73	3
Total	$326	$326	$50	$409	$17

				For the year ended
	At December 31, 2011			At December 31, 2011
With no related allowance recorded:
Commercial real estate	$-	$-	$-	$131	$14
With an allowance recorded:
Commercial real estate	133	133	8	245	16
Total	$133	$133	$8	$376	$30

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

	Loans past due but still accruing
			90 Days or	Total Past
	30-59 Days	60-89 Days	More	Due and Still		Current	Total Loans
	Past Due	Past Due	Past Due	Accruing	Non-Accrual	Due	Receivable
	(Dollars in thousands)
December 31, 2012:
Real Estate Loans:
Residential, one- to four-family	$1,060	$353	$10	$1,423	$1,628	$164,743	$167,794
Home equity	87	28	-	115	299	30,310	30,724
Commercial	30	-	-	30	255	57,368	57,653
Construction	-	-	-	-	-	416	416
Other Loans:
Commercial	-	-	-	-	201	13,479	13,680
Consumer	20	4	18	42	9	1,740	1,791
Total	$1,197	$385	$28	$1,610	$2,392	$268,056	$272,058

December 31, 2011:
Real Estate Loans:
Residential, one- to four-family	$883	$575	$328	$1,786	$1,821	$179,315	$182,922
Home equity	403	51	21	475	209	29,987	30,671
Commercial	890	39	-	929	228	43,619	44,776
Construction	-	-	-	-	-	519	519
Other Loans:
Commercial	41	-	87	128	76	12,707	12,911
Consumer	8	4	23	35	5	1,908	1,948
Total	$2,225	$669	$459	$3,353	$2,339	$268,055	$273,747

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the years ended December 31, 2012, 2011 and 2010 was $143,000, $129,000, and $160,000 respectively.

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

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of December 31, 2012 and December 31, 2011:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2012
Real Estate Loans:
Residential, one- to four-family	$165,023	$-	$2,771	$-	$-	$167,794
Home equity	30,370	-	331	23	-	30,724
Commercial	51,620	3,422	2,481	130	-	57,653
Construction	416	-	-	-	-	416
Other Loans:
Commercial	12,988	441	176	75	-	13,680
Consumer	1,775	-	14	2	-	1,791
Total	$262,192	$3,863	$5,773	$230	$-	$272,058

December 31, 2011
Real Estate Loans:
Residential, one- to four-family	$180,606	$-	$1,991	$265	$60	$182,922
Home equity	30,270	-	401	-	-	30,671
Commercial	41,234	3,233	81	228	-	44,776
Construction	519	-	-	-	-	519
Other Loans:
Commercial	11,252	1,313	241	105	-	12,911
Consumer	1,940	-	8	-	-	1,948
Total	$265,821	$4,546	$2,722	$598	$60	$273,747

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

For the year ended December 31, 2012, 129 one- to four-family real estate loans with aggregate balances of $13.9 million were modified and not classified as TDRs. These loans were modified for qualified customers, who received a lower interest rate, in order for the Company to maintain the lending relationship and remain competitive in the current low interest rate environment.  As of December 31, 2012, the Company had one home equity loan for $31,000 that was classified as a TDR.  The TDR home equity loan was modified due to the borrower’s financial difficulties, in which case past due post-petition payments and attorney fees were capitalized as part of the loan balance, increasing the balance to $34,000 from $31,000, and the loan term was extended by 8 years with no change in interest rate. This loan was classified as a substandard loan with no specific reserve established and was 420 days past due under the modified terms at December 31, 2012.

Note 6 - Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2012	2011
	(Dollars in thousands)

Land	$1,206	$993
Buildings and improvements	10,857	9,654
Furniture and equipment	4,416	4,252

	16,479	14,899
Accumulated depreciation	(6,794)	(6,369)

	$9,685	$8,530

Depreciation and amortization of premises and equipment amounted to $663,000, $655,000, and $602,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.  During the years ended December 31, 2012 and 2011, the Company retired assets, with total accumulated depreciation of $238,000 and $50,000, respectively.

Note 7 - Other Assets

As of December 31, 2012, included within other assets is a prepaid expense of $441,000, which represents the prepayment of FDIC quarterly risk based deposit insurance assessments. In November 2009, the FDIC announced it was requiring insured financial institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, unless an exemption was obtained from the FDIC. Under this new rule, the Company accounted for the prepayment by recording the entire amount of the prepaid assessment as a prepaid expense (an asset) as of December 30, 2009, the date the payment was made. Subsequently, the Company has recorded an expense (charge to earnings) for the regular quarterly assessment and an offsetting credit to the prepaid assessment. The FDIC plans to refund the unused prepaid assessments in the second quarter of 2013.

As of December 31, 2012, other assets included a $1.4 million receivable from a broker for the sale of one available for sale security. The proceeds for the sale were received in January 2013.

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

Note 8 - Deposits

Deposits consist of the following:

	December 31,
	2012		2011

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits:
Noninterest bearing	$32,478	-%	$27,429	-%
Interest bearing	42,350	0.11	40,649	0.12
Money market accounts	68,228	0.38	58,157	0.54
Savings accounts	36,990	0.10	33,676	0.15
Time deposits	198,497	1.49	219,887	1.81

	$378,543	0.87%	$379,798	1.16%

Scheduled maturities of time deposits at December 31, 2012 were as follows (dollars in thousands):

2013	$76,608
2014	22,551
2015	53,317
2016	27,708
2017	17,775
Thereafter	538
$198,497

Time deposit accounts with balances of $100,000 or more amounted to $69.2 million and $80.4 million at December 31, 2012 and 2011, respectively.  As of October 2008, the FDIC temporarily increased the limits for FDIC insurance from $100,000 to $250,000 per depositor. In July 2010 the limits were permanently increased to $250,000 per depositor.  Time deposit amounts with balances in excess of $250,000 amounted to $15.5 million and $20.0 million at December 31, 2012 and 2011, respectively.

Interest expense on deposits was as follows:

	Year Ended
	December 31,
	2012	2011	2010
	(Dollars in thousands)

Interest bearing checking accounts	$50	$65	$74
Money market accounts	306	277	297
Savings accounts	46	68	83
Time deposits	3,577	4,174	4,320
	$3,979	$4,584	$4,774

At December 31, 2012 and 2011, deposits of directors, executive officers and their affiliates totaled $3.2 million and $3.5 million, respectively.

Note 9 - Borrowings

At December 31, 2012 and 2011, the Company had short-term borrowings from the Federal Home Loan Bank of New York (“FHLBNY”) of $11.2 million and $6.9 million, respectively.  The short-term borrowings at December 31, 2012 had fixed rates of interest ranging from 0.33% to 0.40% and mature within one year.  The weighted average interest rate was 0.38% and 0.32% as of December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company had written agreements with the FHLBNY which allowed us to borrow up to $123.1 million and was collateralized by a pledge of our residential, one-to four-family loans. At December 31, 2012, we had outstanding advances under this agreement of $25.6 million. At December 31, 2011, the Company had written agreements with the FHLBNY which allowed us to borrow up to $130.4 million and was collateralized by a pledge of our residential, one-to four-family loans. At December 31, 2011, we had outstanding advances under this agreement of $34.1 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was $11.1 million and $11.2 million as of December 31, 2012 and 2011, respectively. There were no balances outstanding with the Federal Reserve Bank as of December 31, 2012 and 2011.

On October 26, 2011, the Bank established a line of credit with M&T Bank for $7.0 million, of which $5.0 million is unsecured and the remaining $2.0 million is secured by a pledge of the Bank’s securities. The line of credit provides for overnight borrowings through the purchase of Fed Funds, at an interest rate equal to the Fed Funds rate plus 0.375%. At December 31, 2012 and 2011, there were no balances outstanding on this line of credit.

Long-term debt from the FHLBNY and related contractual maturities consisted of the following:

Long-term debt from the FHLBNY and related contractural maturities consisted of the following:

	Weighted Average Interest Rate		Amount Outstanding
	At December 31,		At December 31,
Maturity	2012	2011	2012	2011
			(Dollars in thousands)

2012	-	2.92%	$-	$12,830
2013	2.45%	2.45%	8,300	8,300
2014	2.51%	2.51%	4,100	4,100
2015	3.12%	3.12%	1,500	1,500
2016	3.76%	3.76%	500	500
	2.58%	2.74%	$14,400	$27,230

Note 10 - Lease Obligations

The Company is committed under several long-term operating leases which provide for minimum lease payments.  Certain leases contain options for renewal.  Total rental expense under these operating leases amounted to $139,000, $138,000, and $125,000 as of December 31, 2012, 2011 and 2010, respectively.

The Company is also committed under two long-term capital lease agreements. One capital lease agreement had an outstanding balance of $198,000 and $227,000 at December 31, 2012 and 2011, respectively (included in other liabilities).  This lease has a remaining term of 5 years at December 31, 2012.  The outstanding balance of the remaining lease (included in other liabilities) at December 31, 2012 and 2011 was $1.0 million. The remaining term of this lease is 16 years.  Assets related to the two capital leases are included in premises and equipment and consist of the cost of $1.5 million less accumulated depreciation of approximately $541,000 and $477,000 at December 31, 2012 and 2011, respectively.

Minimum future lease payments for the operating and capital leases at December 31, 2012 were as follows:

	Operating	Capital
	Leases	Leases

	(Dollars in thousands)
2013	$136	$158
2014	131	165
2015	99	165
2016	32	165
2017	32	165
Thereafter	66	1,418

Total Minimum Lease Payments	$496	$2,236

Less: Amounts representing interest		(1,038)

Present value of minimum lease payments		$1,198

Note 11- Income Taxes

The provision for income tax expense consists of the following:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Current:
Federal	$1,016	$1,194	$227
State	208	239	35
Total Current	1,224	1,433	262

Deferred:
Federal	(196)	(42)	620
State	(44)	2	(509)
Total Deferred	(240)	(40)	111

Total Income Tax Expense	$984	$1,393	$373

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income is as follows:

	Years Ended December 31,
	2012	2011	2010

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	2.3	3.1	(9.2)
Tax-exempt interest income	(14.1)	(12.7)	(13.3)
Deferred tax valuation allowance increase	-	3.1	-
Life insurance income	(1.8)	(1.7)	(2.8)
Other	0.9	1.7	2.2
Total Income Tax Expense	21.3%	27.5%	10.9%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Deferred tax assets:
Deferred compensation	$1,480	$1,461
Allowance for loan losses	699	528
Impairment charge on securities available for sale	447	420
Impairment of equity investments in unconsolidated entity	193	193
Stock options granted	114	112
Other	34	-
Total Deferred Tax Assets	2,967	2,714

Deferred tax liabilities:
Unrealized gains on securities available for sale	(3,446)	(3,178)
Deferred loan origination costs	(1,038)	(1,040)
Depreciation	(550)	(529)
Other	-	(6)
Total Deferred Tax Liabilities	(5,034)	(4,753)

Deferred tax valuation allowance	(193)	(193)

Net Deferred Tax Liability	$(2,260)	$(2,232)

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2012, except for a valuation allowance of $193,000 on the deferred tax asset for the 2011 other than temporary impairment charge of $193,000. Management believes that the Company will not generate sufficient income of the appropriate character (i.e. capital gains) to utilize any of the deferred tax asset created by the 2011 other than temporary impairment charge.

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests. The 1996 federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or bank charter. Management has no intention of taking any such actions. At December 31, 2012 and 2011, the Company’s total pre-1988 tax bad debt reserve was $2.2 million. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

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

ASC 740 “Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2012 and 2011. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statements of Income.

The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. As of December 31, 2012, there has been no material change in any uncertain tax position. The federal tax return for the year ended December 31, 2011 remains subject to examination by the IRS. The tax returns for the years ended December 31, 2009, 2010 and 2011 for New York State remain subject to examination.

Note 12 - Employee and Director Benefit Plans

The Company maintains a 401(k) savings plan covering employees who have completed three months of service and attained age 21. Participants may make contributions to the 401(k) Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations. The plan consists of three components: 401(k), Profit Sharing and Safe Harbor. For the 401(k) component, the Company makes a matching contribution equal to 40% of the participant salary deferral, up to 6% of such employee’s compensation after one year of service. For the profit sharing component, the Company makes a discretionary contribution, up to 5.1% of an eligible employee’s salary, depending on years of service. Lastly, the Company contributes 3.4% of an eligible employee’s salary based on years of service, which is a discretionary contribution to the Safe Harbor component of the plan. The Company’s expense for all three components of the 401(k) plan for the years ended December 31, 2012, 2011 and 2010 was $352,000, $383,000, and $358,000, respectively.

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan. Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Although the plans are unfunded, the Company has purchased bank owned life insurance for the purpose of funding the liability. The cash surrender value of bank owned life insurance amounted to $6.9 million and $6.8 million at December 31, 2012 and 2011, respectively. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries. The Company had a liability under such plans of $1.7 million at December 31, 2012 and 2011. This liability was recorded in other liabilities on the consolidated statement of financial condition and was calculated using an assumed discount rate of 6.17% in 2012 and 2011.

Effective October 1, 2001, the Company initiated an additional non-qualified Executive Supplemental Benefit Plan and a non-qualified Director’s Supplemental Benefit Plan. On January 1, 2007, the Company amended and restated the 2001 plans and added one director to the plan. During the fourth quarter of 2012, an additional three directors were added to the Director’s Supplemental Benefit Plan. The Executive and Director plans are both unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Vesting requirements are based on length of service and upon reaching the vesting requirements, the predefined benefits are guaranteed to continue at the full amounts to the designated beneficiaries in the event of death. The Company had a liability under such plans of $2.0 million at December 31, 2012 and 2011. This liability was recorded in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2012 and 2011.

Effective June 30, 2012, the Company implemented a Supplemental Executive Retirement Plan (the “2012 Plan”) with one executive. The 2012 Plan provides that when the Executive attains age 67, the Executive will be entitled to an annual benefit under the 2012 Plan equal to $137,501, which will be paid in monthly installments for 15 years. The 2012 Plan provides for a reduced benefit in the event the Executive terminates his employment for a reason other than death, disability, cause or a change in control, before the Executive attains the age 67, which will be paid in monthly installments for 15 years. In the event of death, the vested benefit is payable to the beneficiary as a lump sum payment. The Company had a liability under this plan of $29,000 as of December 31, 2012. This liability was recorded in the other liabilities section on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17%.

Under the 2001 and 2012 Plan Agreements, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. During the fourth quarter of 2006 the Company purchased bank owned life insurance for purposes of funding this liability. An additional $2.5 million of bank owned life insurance was purchased during the fourth quarter of 2012 to fund the liability for participants added to this plan in 2012, as well as to fund the 2012 Executive supplemental Benefit Plan. The cash surrender value of the bank owned life insurance amounted to $7.2 million and $4.6 million at December 31, 2012 and 2011, respectively.

The Company’s expense for the non-qualified Executive Supplemental Benefit Plans and non-qualified Directors Supplemental Benefit Plans for the years ended December 31, 2012, 2011 and 2010 was $347,000, $279,000, and $423,000, respectively. The benefit plan expense decreased during the year ended December 31, 2011 as participants began receiving disbursements.

Note 13 – Stock-based Compensation

As of December 31, 2012, the Company had three stock-based compensation plans currently allocated, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $121,000, $304,000, and $397,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The fair value of stock option grants in the year ended December 31, 2010 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 3.05%; expected volatility of 13.70%; risk-free interest rate of 3.65%; and expected life of 10 years.

A summary of the status of the Stock Option Plan as of December 31, 2012, 2011 and 2010 is presented below:

	December 31, 2012			December 31, 2011			December 31, 2010
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	236,809	$11.05		249,455	$11.07		238,258	$11.22
Granted	-	-		-	-		17,773	7.88
Forfeited	-	-		(12,646)	11.50		(6,576)	8.01
Outstanding at end of year	236,809	$11.05	4 years	236,809	$11.05	5 years	249,455	$11.07	6 years

Options exercisable at end of year	221,845	$11.26	4 years	216,140	$11.34	5 years	180,341	$11.43	6 years

Fair value of options granted							$1.15

At December 31, 2012, stock options outstanding had an intrinsic value of $71,000 and 60,753 options remained available for grant under the Stock Option Plan.  Compensation expense amounted to $9,000 for the year ended December 31, 2012, $107,000 for the year ended December 31, 2011 and $149,000 for the year ended December 31, 2010.  At December 31, 2012, $14,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 12 to 24 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

Awards vest at a rate of 20% per year.  On July 25, 2012 the Board of Directors granted Awards for an aggregate of 300 shares under the RRP to members of management, with the first vesting period ending July 25, 2013.  As of December 31, 2012, there were 72,724 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $32,000 for the year ended December 31, 2012, $116,000 for the year ended December 31, 2011 and $184,000 for the year ended December 31, 2010. At December 31, 2012 $55,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 12 to 54 months.

A summary of the status of unvested shares under the RRP for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	Weighted Average Grant Price	2011	Weighted Average Grant Price	2010	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	14,304	$7.92	31,546	$9.43	36,530	$10.55
Granted	300	10.17	-	-	11,900	7.88
Vested	(3,974)	7.93	(11,292)	10.24	(15,265)	11.04
Forfeited	-	-	(5,950)	11.50	(1,619)	8.01
Unvested shares outstanding at end of year	10,630	$7.98	14,304	$7.92	31,546	$9.43

2012 Equity Incentive Compensation

The Company’s 2012 Equity Incentive Compensation (the “Equity Incentive Plan”), which was approved by the Company’s shareholders on May 23, 2012, permits the grant of restricted stock awards, incentive stock options or non-qualified stock options to employees and non-employee directors for up to 200,000 shares of common stock upon completion of performance goals.  As required by federal regulations, awards may not be made under the Equity Incentive Plan until the Federal Reserve Board gives its approval. A request for Federal Reserve Board approval was made in February 2012; however, the Federal Reserve Board has not yet approved or rejected the request.  Consequently, awards may not be made under the Equity Incentive Plan until the Federal Reserve Board makes a final determination.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP.  The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.  As of December 31, 2012, the balance of the loan to the ESOP was $2.0 million and the fair value of unallocated shares was $1.9 million.  As of December 31, 2012, there were 55,545 allocated shares and 182,505 unallocated shares compared to 47,610 allocated shares and 190,440 unallocated shares at December 31, 2011 and 39,675 allocated shares and 198,375 unallocated shares at December 31, 2010. The ESOP compensation expense was $80,000 for the year ended December 31, 2012, $81,000 for the year ended December 31, 2011, and $64,000 for the year ended December 31, 2010 based on 7,935 shares earned in each of those years.

Note 14 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2012 and 2011 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011 were as follows:

	Fair Value Measurements at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$15,195	$15,195	$-	$-
Municipal bonds	56,264	-	56,264	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	94	-	94	-
Collateralized mortgage obligations-government sponsored entities	58,167	-	58,167	-
Government National Mortgage Association	2,896	-	2,896	-
Federal National Mortgage Association	16,272	-	16,272	-
Federal Home Loan Mortgage Corporation	6,194	-	6,194	-
Asset-backed securities:
Private label	4,117	-	244	3,873
Government sponsored entities	163	-	163	-
Equity securities	6	-	6	-
Total	$159,368	$15,195	$140,300	$3,873

Measured at fair value on a non-recurring basis:
Impaired loans	$151	$-	$-	$151
Foreclosed real estate	352	-	-	352

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the year ended December 31, 2012.

	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$15,078	$15,078	$-	$-
Municipal bonds	53,676	-	53,676	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	129	-	129	-
Collateralized mortgage obligations-government sponsored entities	60,771	-	60,771	-
Government National Mortgage Association	3,349	-	3,349	-
Federal National Mortgage Association	20,570	-	20,570	-
Federal Home Loan Mortgage Corporation	5,766	-	5,766	-
Asset-backed securities:
Private label	4,632	-	696	3,936
Government sponsored entities	189	-	189	-
Equity securities	5	-	5	-
Total	$164,165	$15,078	$145,151	$3,936

Measured at fair value on a non-recurring basis:
Impaired loans	$125	$-	$-	$125
Foreclosed real estate	315	-	-	315

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the years ended December 31, 2012 and 2011:

	2012	2011
	(Dollars in thousands)
Beginning Balance	$3,936	$4,278
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income	420	166
Total losses - realized/unrealized:
Included in earnings	(102)	-
Included in other comprehensive income	-	(75)
Purchases, issuances and settlements	-	-
Sales	-	-
Principal paydowns	(381)	(433)
Transfers to (out of) Level 3	-	-

Ending Balance	$3,873	$3,936

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

The following table presents additional quantitative information about the Level 3 inputs for the asset backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of December 31, 2012 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value Estimate	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
Asset-backed securities - private label	$3,873	Prime First and Second Lien - Residential Real Estate	CCC thru D	1 - 7	5.0% - 10.5%	70.0% - 100.0%

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

Fair value on impaired loans is based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of December 31, 2012, impaired loans with a specific allowance had a gross carrying amount of $201,000 with a valuation allowance of $50,000, resulting in a $42,000 additional provision for loan losses for the year ended December 31, 2012. As of December 31, 2011 impaired loans with a specific allowance had a gross carrying amount of $133,000 with a valuation allowance of $8,000. The use of independent appraisals, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral and impaired loans are therefore classified within Level 3 of the fair value hierarchy.

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

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$19,765	$19,765	$19,765	$-	$-
Securities available for sale	159,368	159,368	15,195	140,300	3,873
Federal Home Loan Bank stock	1,852	1,852	-	1,852	-
Loans receivable	272,933	273,202	-	-	273,202
Accrued interest receivable	1,802	1,802	-	1,802	-

Financial liabilities:
Deposits	378,543	383,578	-	383,578	-
Short-term borrowings	11,200	11,200	-	11,200	-
Long-term debt	14,400	14,748	-	14,748	-
Accrued interest payable	43	43	-	43	-

Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2011
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$23,704	$23,704
Securities available for sale	164,165	164,165
Federal Home Loan Bank stock	2,219	2,219
Loans receivable	275,068	278,647
Accrued interest receivable	1,919	1,919

Financial liabilities:
Deposits	379,798	385,995
Short-term borrowings	6,910	6,910
Long-term debt	27,230	27,978
Accrued interest payable	80	80

Off-balance-sheet financial instruments	-	-

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

Deposits (carried at cost)

The fair value of deposits with no stated maturity, such as savings, money market and checking is the amount payable on demand at the reporting date and are classified within Level 2 of the fair value hierarchy.  The fair value of time deposits is based on the discounted value of contractual cash flows at current rates of interest for similar deposits using market rates currently offered for deposits of similar remaining maturities. Due to the minimal amount of unobservable inputs involved in evaluating assumptions used for discounted cash flows of time deposits, these deposits are classified within Level 2 of the fair value hierarchy.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk weighted assets, tangible equity to tangible assets and Tier 1 capital to adjusted total assets.  As of December 31, 2012, the Bank meets all capital adequacy requirements to which it is subject.

The Company, as a savings and loan holding company, is not currently subject to formula based capital requirements at the holding company level.  However, the Company is required by regulation to maintain adequate capital to support its business activities. Effective July 2011, the Federal Reserve Board became the regulator of the Company as a result of the Dodd-Frank Act. It is expected that the Federal Reserve Board will require savings and loan holding companies to maintain certain regulatory capital levels in the future to serve as a source of strength to the Bank.

The most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table:

			For Capital					To be Well Capitalized under Prompt
	Actual		Adequacy Purposes					Corrective Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio
	(Dollars in thousands)

As of December 31, 2012:
Total capital (to risk-weighted assets)	$59,144	23.77%	$	>=	19,907	>=	8.0%	$	>=	24,883	>=	10.0%
Tier 1 capital (to adjusted total assets)	57,343	12.14		>=	18,887	>=	4.0		>=	23,609	>=	5.0
Tangible equity (to tangible assets)	57,343	12.14		>=	7,083	>=	1.5		>=	N/A	>=	N/A
Tier 1 capital (to risk-weighted assets)	57,343	23.04		>=	9,953	>=	4.0		>=	14,930	>=	6.0

As of December 31, 2011:
Total capital (to risk-weighted assets)	$54,773	21.81%	$	>=	20,094	>=	8.0%	$	>=	25,118	>=	10.0%
Tier 1 capital (to adjusted total assets)	53,420	11.18		>=	19,104	>=	4.0		>=	23,881	>=	5.0
Tangible equity (to tangible assets)	53,420	11.18		>=	7,164	>=	1.5		>=	N/A	>=	N/A
Tier 1 capital (to risk-weighted assets)	53,420	21.27		>=	10,047	>=	4.0		>=	15,071	>=	6.0

Following is a reconciliation of Lake Shore Savings Bank’s consolidated GAAP capital to regulatory Tier 1 and Total capital at December 31, 2012 and December 31, 2011:

	December 31,
	2012	2011
	(Dollars in thousands)

GAAP (Equity) Capital:	$62,799	$58,439
Plus:
Unrealized gains on available-for-sale securities, net of tax	(5,456)	(5,019)

Tier 1 Capital	57,343	53,420

Plus:
Allowance for loan losses (1)	1,806	1,358
Less:
Other investments required to be deducted	5	5

Total Regulatory Capital	$59,144	$54,773

(1) December 31, 2011 does not include specific reserve set aside for impaired loans as per regulatory capital requirements at that time.

Note 16 – Earnings per Share

Earnings per share was calculated for the years ended December 31, 2012, 2011 and 2010, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the ESOP and unearned shares held by the RRP. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	For the year ended December 31,
	2012	2011	2010
Numerator – net income	$3,626,000	$3,680,000	$3,043,000
Denominator:
Basic weighted average shares outstanding	5,704,051	5,692,316	5,783,196
Increase in weighted average shares outstanding due to(1):
Stock options	4,972	4,221	-
Unvested restricted stock awards	154	97	-
Diluted weighted average shares outstanding (1)	5,709,177	5,696,634	5,783,196

Earnings per share:
Basic	$0.64	$0.65	$0.53
Diluted	$0.64	$0.65	$0.53

(1) Stock options to purchase 206,643 shares under the Stock Option Plan at $11.50 per share and restricted unvested shares of 6,447 under the RRP were outstanding during 2012, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.  Stock options to purchase 206,643 shares under the Stock Option Plan at $11.50 per share and restricted unvested shares of 3,246 under the RRP were outstanding during 2011, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Stock options to purchase 249,455 shares under the Stock Option Plan at $11.07 per share and restricted unvested shares of 27,655 under the RRP were outstanding during 2010, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	December 31,
	2012	2011
	(Dollars In thousands)

Commitments to grant loans	$11,369	$3,984
Unfunded commitments under lines of credit	$26,419	$26,304

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At December 31, 2012 and 2011, the Company’s fixed rate loan commitments totaled $8.9 million and $2.0 million, respectively.  The range of interest rates on these fixed rate commitments were 3.30% to 7.25% at December 31, 2012.

Note 18 – Parent Company Only Financial Information

Parent Company (Lake Shore Bancorp, Inc.) only condensed financial information is as follows:

Statements of Financial Condition

	December 31,	December 31,
	2012	2011
	(Dollars in thousands)
Assets

Cash and due from banks	$1,547	$2,508
Securities available for sale	552	864
Investment in subsidiary	62,799	58,439
ESOP loan receivable	1,961	2,046
Other assets	12	11

Total assets	$66,871	$63,868

Liabilities and Stockholders' Equity

Other liabilities	(114)	(79)
Total stockholders' equity	66,985	63,947

Total liabilities and stockholders' equity	$66,871	$63,868

Statements of Income
	For the Year Ended
	December 31,
	2012	2011	2010
	(Dollars in thousands)

Interest Income	$184	$226	$273
Impairment of equity investment in unconsolidated entity	-	(500)	-
Total Income (Loss)	184	(274)	273
Non-interest Expenses	479	418	444

Loss before income taxes and equity in undistributed net income of subsidiary	(295)	(692)	(171)
Income tax benefit	(136)	(100)	(88)

Loss before undistributed net income of subsidiary	(159)	(592)	(83)
Equity in undistributed net income of subsidiary	3,785	4,272	3,126

Net Income	$3,626	$3,680	$3,043

Statements of Comprehensive Income
	For the Year Ended
	December 31,
	2012	2011	2010
	(Dollars in thousands)

Net Income	$3,626	$3,680	$3,043

Other Comprehensive Income, net of tax:
Unrealized holding losses on securities available for sale	(13)	(25)	(21)
Unrealized holding gains (losses) on securities available for sale of subsidiary	415	5,648	(766)

Reclassification adjustments related to:
Recovery on previously impaired investment securities of subsidiary	-	(35)	(87)
Gains on sales of securities included in net income of subsidiary	(39)	(19)	(648)
Impairment charge for losses included in net income of subsidiary	$62	$-	$-
Total Other Comprehensive Income (Loss)	425	5,569	(1,522)

Total Comprehensive Income	$4,051	$9,249	$1,521

Statements of Cash Flows
	For the Year Ended
	December 31,
	2012	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$3,626	$3,680	$3,043
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of investment securities	-	(9)	(9)
Impairment of equity investment in unconsolidated entity	-	500	-
Deferred income tax expense	-	-	1
ESOP shares committed to be released	80	81	64
Stock based compensation expense	44	223	333
Decrease in accrued interest receivable	1	4	3
Increase in other assets	(139)	(155)	(244)
(Decrease) increase in other liabilities	(27)	(110)	11
Equity in undistributed earnings of subsidiary	(3,785)	(4,272)	(3,126)
Net Cash (Used in) Provided by Operating Activities	(200)	(58)	76

Cash Flows from Investing Activities:
Activity in available for sale securities:
Maturities, prepayments and calls	291	829	765
Payments received on ESOP loan	85	86	85
Net Cash Provided by Investing Activities	376	915	850

Cash Flows from Financing Activities:
Cash dividends paid	(928)	(647)	(530)
Purchase of treasury stock	(209)	(169)	(1,624)
Net Cash Used in Financing Activities	(1,137)	(816)	(2,154)

Net (Decrease) Increase in Cash and Cash Equivalents	(961)	41	(1,228)

Cash and Cash Equivalents - Beginning	2,508	2,467	3,695

Cash and Cash Equivalents - Ending	$1,547	$2,508	$2,467

Note 19 – Quarterly Financial Data – Unaudited

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Dollars in thousands, except per share amounts)
Total interest income	$4,742	$4,815	$5,013	$5,080
Total interest expense	1,002	1,143	1,193	1,265

Net interest income	3,740	3,672	3,820	3,815
Provision for loan losses	386	220	85	(35)

Net interest income after provision for loan losses	3,354	3,452	3,735	3,850

Total non-interest income	546	506	457	521
Total non-interest expense	2,826	2,874	3,044	3,067

Income before income taxes	1,074	1,084	1,148	1,304

Income tax expense	213	221	253	297

Net Income	$861	$863	$895	$1,007

Basic and diluted earnings per share	$0.15	$0.15	$0.16	$0.18

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(Dollars in thousands, except per share amounts)
Total interest income	$5,202	$5,212	$5,221	$5,130
Total interest expense	1,336	1,384	1,413	1,503

Net interest income	3,866	3,828	3,808	3,627
Provision for loan losses	120	10	265	20

Net interest income after provision for loan losses	3,746	3,818	3,543	3,607

Total non-interest income	13	528	545	580
Total non-interest expense	2,694	2,778	2,833	3,002

Income before income taxes	1,065	1,568	1,255	1,185

Income tax expense	478	412	268	235

Net Income	$587	$1,156	$987	$950

Basic and diluted earnings per share	$0.10	$0.20	$0.17	$0.17

Note 20 – Treasury Stock

During the year ended December 31, 2012, the Company repurchased 20,000 shares of common stock at an average cost of $10.45 per share.  These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of December 31, 2012, there were 71,510 shares remaining to be repurchased under the existing stock repurchase program.

During the year ended December 31, 2011, the Company repurchased 17,950 shares of common stock at an average cost of $9.39 per share.  Of these shares 15,000 were repurchased pursuant to the Company’s publicly announced common stock repurchase programs.  The remaining 2,950 shares were repurchased from the trustee of the Company’s unvested RRP stock, when two awardees sold vested shares.

Note 21 – Subsequent Events

On February 27, 2013, the Board of Directors declared a quarterly dividend of $0.07 per share on the Company’s common stock, payable on March 29, 2013 to shareholders of record as of March 11, 2013. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 61.4% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend. On February 26, 2013, a special meeting of the MHC members (i.e., Lake Shore Savings Bank depositors) was held to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.28 per share that may be declared by the Company in the 12 months subsequent to the approval of the proposal by members (in accordance with the regulations of the Board of Governors of the Federal Reserve System). At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve Board for final approval of the dividend waiver. As of March 25, 2013, Lake Shore, MHC received the approval of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 26, 2014. Lake Shore, MHC, elected to waive its right to receive cash dividends during prior periods, upon receipt of regulatory approval. The MHC waived $509,000 during the year ended December 31, 2012. Cumulatively, Lake Shore, MHC has waived approximately $4.4 million of cash dividends as of December 31, 2012.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.