Form 10-Q
period 2013-03-31
LAKE SHORE BANCORP, INC.
filed 2013-05-15
CIK 1341318

United States

Securities and Exchange Commission

Washington,  D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 5,919,132 shares of the registrant’s common stock, $.01 par value per share, outstanding at May 1, 2013.

PART I

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$6,062	$7,374
Interest earning deposits	6,792	4,392
Federal funds sold	13,618	7,999
Cash and Cash Equivalents	26,472	19,765
Securities available for sale	160,115	159,368
Federal Home Loan Bank stock, at cost	1,776	1,852
Loans receivable, net of allowance for loan losses 2013 $1,834; 2012 $1,806	272,094	272,933
Premises and equipment, net	9,898	9,685
Accrued interest receivable	1,988	1,802
Bank owned life insurance	14,202	14,124
Other assets	1,662	2,858

Total Assets	$488,207	$482,387

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$353,818	$346,065
Non-interest bearing	30,474	32,478
Total Deposits	384,292	378,543
Short-term borrowings	13,650	11,200
Long-term debt	10,250	14,400
Advances from borrowers for taxes and insurance	2,297	3,209
Other liabilities	10,725	8,050
Total Liabilities	$421,214	$415,402

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,612,500 shares issued and 5,919,132 shares outstanding at March 31, 2013 and December 31, 2012	$66	$66
Additional paid-in capital	27,975	27,973
Treasury stock, at cost (693,368 shares at March 31, 2013 and December 31, 2012)	(6,469)	(6,469)
Unearned shares held by ESOP	(1,940)	(1,961)
Unearned shares held by RRP	(539)	(553)
Retained earnings	43,215	42,468
Accumulated other comprehensive income	4,685	5,461
Total Stockholders' Equity	66,993	66,985
Total Liabilities and Stockholders' Equity	$488,207	$482,387

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,479	$3,597
Investment securities, taxable	699	1,010
Investment securities, tax-exempt	480	469
Other	3	4
Total Interest Income	4,661	5,080

Interest Expense
Deposits	810	1,081
Short-term borrowings	13	10
Long-term debt	63	147
Other	26	27
Total Interest Expense	912	1,265

Net Interest Income	3,749	3,815

Provision (Credit) for Loan Losses	45	(35)

Net Interest Income after Provision (Credit) for Loan Losses	3,704	3,850

Non-Interest Income
Service charges and fees	393	419
Earnings on bank owned life insurance	78	59
Other	44	43
Total Non-Interest Income	515	521

Non-Interest Expenses
Salaries and employee benefits	1,562	1,537
Occupancy and equipment	492	442
Professional services	350	316
Data processing	157	152
Advertising	91	172
Postage and supplies	75	61
FDIC Insurance	64	66
Other	312	321
Total Non-Interest Expenses	3,103	3,067

Income before Income Taxes	1,116	1,304

Income Tax Expense	210	297
Net Income	$906	$1,007

Basic and diluted earnings per common share	$0.16	$0.18
Dividends declared per share	$0.07	$0.07

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)

Net Income	$906	$1,007

Other Comprehensive Loss, net of tax benefit
Unrealized holding losses on securities available for sale, net of tax benefit 2013 $490; 2012 $314	(776)	(498)

Total Comprehensive Income	$130	$509

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2013 and 2012 (unaudited)

				Unearned	Unearned		Accumulated
		Additional		Shares	Shares		Other
	Common	Paid-In	Treasury	Held by	Held by	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	RRP	Earnings	Income (Loss)	Total
	(In thousands, except share and per share data)
Balance - January 1, 2012	$66	$27,987	$(6,260)	$(2,046)	$(606)	$39,770	$5,036	$63,947
Net income	-	-	-	-	-	1,007	-	1,007
Other comprehensive loss, net of tax benefit of $314	-	-	-	-	-	-	(498)	(498)
ESOP shares earned (1,984 shares)	-	(2)	-	21	-	-	-	19
Stock based compensation	-	2	-	-	-	-	-	2
RRP shares earned (978 shares)	-	(5)	-	-	13	-	-	8
Cash dividends declared ($0.07 per share)	-	-	-	-	-	(147)	-	(147)
Balance - March 31, 2012	$66	$27,982	$(6,260)	$(2,025)	$(593)	$40,630	$4,538	$64,338

Balance - January 1, 2013	$66	$27,973	$(6,469)	$(1,961)	$(553)	$42,468	$5,461	66,985
Net income	-	-	-	-	-	906	-	906
Other comprehensive loss, net of tax benefit of $490	-	-	-	-	-	-	(776)	(776)
ESOP shares earned (1,984 shares)	-	-	-	21	-	-	-	21
Stock based compensation	-	2	-	-	-	-	-	2
RRP shares earned (994 shares)	-	-	-	-	14	-	-	14
Cash dividends declared ($0.07 per share)	-	-	-	-	-	(159)	-	(159)
Balance - March 31, 2013	$66	$27,975	$(6,469)	$(1,940)	$(539)	$43,215	$4,685	$66,993

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$906	$1,007
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	153	71
Amortization of deferred loan costs	113	143
Provision (credit) for loan losses	45	(35)
Originations of loans held for sale	(195)	(156)
Proceeds from sales of loans held for sale	195	156
Depreciation and amortization	166	160
Increase in bank owned life insurance, net	(78)	(59)
ESOP shares committed to be released	21	19
Stock based compensation expense	16	10
Increase in accrued interest receivable	(186)	(70)
(Increase) decrease in other assets	(45)	100
Decrease in other liabilities	(901)	(67)
Net Cash Provided by Operating Activities	210	1,279

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	1,410	-
Maturities, prepayments and calls	8,491	7,531
Purchases	(6,592)	(12,324)
Redemptions of Federal Home Loan Bank Stock	76	76
Loan origination and principal collections, net	513	4,192
Additions to premises and equipment	(379)	(180)
Net Cash Provided by (Used in) Investing Activities	3,519	(705)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	5,749	8,184
Net decrease in advances from borrowers for taxes and insurance	(912)	(952)
Net increase in short term borrowings	2,450	6,160
Proceeds from issuance of long-term debt	1,750	-
Repayment of long-term debt	(5,900)	(7,860)
Cash dividends paid	(159)	(147)
Net Cash Provided by Financing Activities	2,978	5,385
Net Increase in Cash and Cash Equivalents	6,707	5,959

CASH AND CASH EQUIVALENTS - BEGINNING	19,765	23,704

CASH AND CASH EQUIVALENTS - ENDING	$26,472	$29,663

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$934	$1,297
Income taxes paid	$371	$238

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$168	$413
Securities purchased and not settled	$4,065	$-

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Operations and Basis of Presentation

Lake Shore Bancorp, Inc. (the “Company”, “us,” “our”, or “we”) was formed on April 3, 2006 to serve as the stock holding company for Lake Shore Savings Bank (“the Bank”) as part of the Bank’s conversion and reorganization from a New York-chartered mutual savings and loan association to the federal mutual holding company form of organization.

The interim consolidated financial statements include the accounts of the Company and the Bank, its wholly owned subsidiary.  All intercompany accounts and transactions of the consolidated subsidiary have been eliminated in consolidation.

The interim financial statements included herein as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The consolidated results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2013.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of March 31, 2013 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (“Topic 220”): “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 amends existing guidance to require an entity to provide information about amounts reclassified out of other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For all other amounts, an entity is required to cross-reference to other disclosures that provided additional detail about these amounts. This guidance is effective for all interim and annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	( Dollars In thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,886	$2,154	$-	$15,040
Municipal bonds	52,230	3,999	(7)	56,222
Mortgage-backed securities:
Collateralized mortgage obligations-private label	90	4	-	94
Collateralized mortgage obligations-government sponsored entities	61,339	554	(210)	61,683
Government National Mortgage Association	2,451	231	-	2,682
Federal National Mortgage Association	13,783	858	-	14,641
Federal Home Loan Mortgage Corporation	5,201	395	-	5,596
Asset-backed securities-private label	4,327	546	(889)	3,984
Asset-backed securities-government sponsored entities	145	13	-	158
Equity securities	22	-	(7)	15
	$152,474	$8,754	$(1,113)	$160,115

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars In thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,896	$2,299	$-	$15,195
Municipal bonds	51,666	4,598	-	56,264
Mortgage-backed securities:
Collateralized mortgage obligations-private label	92	2	-	94
Collateralized mortgage obligations-government sponsored entities	57,574	684	(91)	58,167
Government National Mortgage Association	2,607	289	-	2,896
Federal National Mortgage Association	15,232	1,040	-	16,272
Federal Home Loan Mortgage Corporation	5,708	486	-	6,194
Asset-backed securities-private label	4,514	530	(927)	4,117
Asset-backed securities-government sponsored entities	150	13	-	163
Equity securities	22	-	(16)	6
	$150,461	$9,941	$(1,034)	$159,368

All of our mortgage-backed securities and collateralized mortgage obligations are backed by residential mortgages.

At March 31, 2013 and at December 31, 2012, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At March 31, 2013 and December 31, 2012, thirty-two municipal bonds with a cost of $10.0 million and fair value of $11.0 million and $11.1 million, respectively, were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at March 31, 2013 and December 31, 2012, five municipal bonds with a cost of $1.1 million and a fair value of $1.2 million were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following tables sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
March 31, 2013
Municipal bonds	$1,052	$(7)	$-	$-	$1,052	$(7)
Mortgage-backed securities	20,125	(188)	1,535	(22)	21,660	(210)
Asset-backed securities -private label	-	-	3,258	(889)	3,258	(889)
Equity securities	-	-	15	(7)	15	(7)

	$21,177	$(195)	$4,808	$(918)	$25,985	$(1,113)

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2012
Mortgage-backed securities	$11,800	$(60)	$2,623	$(31)	$14,423	$(91)
Asset-backed securities -private label	-	-	3,367	(927)	3,367	(927)
Equity securities	-	-	6	(16)	6	(16)

	$11,800	$(60)	$5,996	$(974)	$17,796	$(1,034)

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

At March 31, 2013, the Company’s investment portfolio included four municipal bonds and fifteen mortgage-backed securities in the unrealized losses less than twelve months category. The municipal bonds and mortgage-backed securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, and the mortgage-backed securities were issued by government sponsored entities.  The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

At March 31, 2013, the Company had one equity security, five mortgage-backed securities and four private-label asset-backed securities in the “unrealized losses twelve months or more” category. The Company’s investment in equity securities is a requirement of its membership with the FHLMC. The equity security was not evaluated further for OTTI, despite the percentage of unrealized losses, due to immateriality.

The five mortgage-backed securities and one of the four private label asset-backed securities in this category were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

Three of the four private label asset-backed securities in this category were evaluated further for OTTI, as the unrealized loss was greater than 20% of book value for the individual security, the probability of default is high, or the Company’s analysis indicated a possible loss of principal. The following table provides additional information relating to these private label asset-backed securities as of March 31, 2013 (dollars in thousands):

							Foreclosure/
			Unrealized	Lowest	Delinquent %		OREO/
Security	Book Value	Fair Value	Loss	Rating	Over 60 days	Over 90 days	Bankruptcy %	OREO%
1	$1,898	$1,439	$(459)	C	36.10%	34.70%	16.90%	1.10%
2	1,132	835	(297)	CCC	29.80%	28.20%	10.70%	1.20%
3	1,000	867	(133)	CCC	21.30%	19.40%	11.30%	1.10%
Total	$4,030	$3,141	$(889)

The three private label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these three private-label asset-backed securities occurred due to the current challenging economic environment, high unemployment rates, a continued decline in housing values in many areas of the country, and increased delinquency trends. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the securities listed above did not reflect the need to record an OTTI charge against earnings for the three months ended March 31, 2013. The estimated discounted cash flows for these remaining securities did not show an additional principal loss under various prepayment and default scenarios. Management concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of March 31, 2013. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-value ratios and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of March 31, 2013 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of earnings:

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
	(Dollars in thousands)
Beginning balance	$1,155	$1,084
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	(7)	(12)
Ending balance	$1,148	$1,072

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
March 31, 2013:
After one year through five years	$286	$310
After five years through ten years	21,967	24,696
After ten years	42,863	46,256
Mortgage-backed securities	82,864	84,696
Asset-backed securities	4,472	4,142
Equity securities	22	15
	$152,474	$160,115

During the three months ended March 31, 2013 and 2012, the Company did not sell any available for sale securities. During the three months ended March 31, 2013, the Company received a $1.4 million settlement related to the sale of available for sale securities in the fourth quarter of 2012.

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

•

Home Equity - are loans or lines of credit secured by second lien collateral on owner-occupied residential real estate primarily held in the Western New York area.  These loans can also be affected by economic conditions and the values of underlying properties. Home equity loans may have increased risk of loss if the Company does not hold the first mortgage, resulting in the Company being in a secondary position in the event of collateral liquidation.

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

•

Construction – are loans to finance the construction of either one- to four-family owner occupied homes or commercial real estate.  At the end of the construction period, the loan automatically converts to either a conventional or commercial mortgage, as applicable.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the actual cost of construction.

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

The allowance for loan losses is a valuation account that reflects the Company’s evaluation of the losses inherent in its loan portfolio. In order to determine the adequacy of the allowance for loan losses, the Company estimates losses by loan type using historical loss factors, as well as other environmental factors, such as trends in loan volume and loan type, loan concentrations, changes in the experience, ability and depth of the Company’s lending management, and national and local economic conditions. The Company's determination as to the classification of our loans and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances.

The Company also reviews all loans on which the collectability of principal may not be reasonably assured, by reviewing payment status, financial conditions and estimated value of loan collateral. These loans are assigned an internal loan grade, and the Company assigns the amount of loss components to these classified loans based on loan grade.

The following tables summarizes the activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of March 31, 2013.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2012
Allowance for Loan Losses:
Balance – January 1, 2012	$441	$125	$522	$-	$265	$13	$-	$1,366
Charge-offs	(6)	-	-	-	(1)	-	-	(7)
Recoveries	1	-	-	-	-	-	-	1
Provision (Credit)	(55)	(59)	197	-	(118)	(3)	3	(35)
Balance – March 31, 2012	$381	$66	$719	$-	$146	$10	$3	$1,325

March 31, 2013
Allowance for Loan Losses:
Balance – January 1, 2013	$393	$79	$1,118	$-	$202	$14	$-	$1,806
Charge-offs	-	-	-	-	(20)	(4)	-	(24)
Recoveries	-	-	5	-	2	-	-	7
Provision (Credit)	134	(6)	(134)	-	37	11	3	45
Balance – March 31, 2013	$527	$73	$989	$-	$221	$21	$3	$1,834
Ending balance: individually evaluated for impairment	$-	$-	$30	$-	$20	$-	$-	$50
Ending balance: collectively evaluated for impairment	$527	$73	$959	$-	$201	$21	$3	$1,784

Gross Loans Receivable (1):
Ending balance	$167,229	$30,394	$58,164	$464	$13,366	$1,621	$-	$271,238
Ending balance: individually evaluated for impairment	$-	$-	$255	$-	$71	$-	$-	$326
Ending balance: collectively evaluated for impairment	$167,229	$30,394	$57,909	$464	$13,295	$1,621	$-	$270,912

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,834) or deferred loan costs of $2,690.

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class as of December 31, 2012:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2012
Allowance for Loan Losses:
Balance – December 31, 2012	$393	$79	$1,118	$-	$202	$14	$-	$1,806
Ending balance: individually evaluated for impairment	$-	$-	$30	$-	$20	$-	$-	$50
Ending balance: collectively evaluated for impairment	$393	$79	$1,088	$-	$182	$14	$-	$1,756

Gross Loans Receivable (1):
Ending Balance	$167,794	$30,724	$57,653	$416	$13,680	$1,791	$-	$272,058
Ending balance: individually evaluated for impairment	$-	$-	$255	$-	$71	$-	$-	$326
Ending balance: collectively evaluated for impairment	$167,794	$30,724	$57,398	$416	$13,609	$1,791	$-	$271,732

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,806) or deferred loan costs of $2,681.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
				For the three months ended
	At March 31, 2013			March 31, 2013
With no related allowance recorded:
Commercial real estate	$125	$125	$-	$125	$-
With an allowance recorded:
Commercial real estate	130	130	30	130	-
Commercial loans	71	71	20	71	-
Total	$326	$326	$50	$326	$-

				For the Year Ended
	At December 31, 2012			December 31, 2012
With no related allowance recorded:
Commercial real estate	$125	$125	$-	$155	$3
Commercial loans	-	-	-	50	4
With an allowance recorded:
Commercial real estate	130	130	30	131	7
Commercial loans	71	71	20	73	3
Total	$326	$326	$50	$409	$17

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

	Loans past due but still accruing
			90 Days or	Total Past
	30-59 Days	60-89 Days	More	Due and		Current	Total Loans
	Past Due	Past Due	Past Due	Still Accruing	Non-Accrual	Due	Receivable
	(Dollars in thousands)
March 31, 2013:
Real Estate Loans:
Residential, one- to four-family	$727	$531	$108	$1,366	$1,766	$164,097	$167,229
Home equity	107	19	-	126	206	30,062	30,394
Commercial	571	-	-	571	255	57,338	58,164
Construction	-	-	-	-	-	464	464
Other Loans:
Commercial	14	-	-	14	177	13,175	13,366
Consumer	9	9	-	18	17	1,586	1,621
Total	$1,428	$559	$108	$2,095	$2,421	$266,722	$271,238

December 31, 2012:
Real Estate Loans:
Residential, one- to four-family	$1,060	$353	$10	$1,423	$1,628	$164,743	$167,794
Home equity	87	28	-	115	299	30,310	30,724
Commercial	30	-	-	30	255	57,368	57,653
Construction	-	-	-	-	-	416	416
Other Loans:
Commercial	-	-	-	-	201	13,479	13,680
Consumer	20	4	18	42	9	1,740	1,791
Total	$1,197	$385	$28	$1,610	$2,392	$268,056	$272,058

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance. Interest income not recognized on non-accrual loans during the three month periods ended March 31, 2013 and March 31, 2012 was $32,000 and $42,000 respectively.

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

The Company’s Asset Classification Committee is responsible for monitoring risk ratings and making changes as deemed appropriate.  Each commercial loan is individually assigned a loan classification.  The Company’s consumer loans, including residential one- to four-family loans and home equity loans, are not classified as described above.  Instead, the Company uses the delinquency status as the basis for classifying these loans.  Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are classified.

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of March 31, 2013 and December 31, 2012:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss		Total
	(Dollars in thousands)
March 31, 2013
Real Estate Loans:
Residential, one- to four-family	$163,614	$-	$3,615	$-	$	.	$167,229
Home equity	30,107	-	252	35		-	30,394
Commercial	52,124	3,168	2,617	255		-	58,164
Construction	464	-	-	-		-	464
Other Loans:
Commercial	12,624	476	193	73		-	13,366
Consumer	1,598	-	9	9		5	1,621
Total	$260,531	$3,644	$6,686	$372		$5	$271,238

December 31, 2012
Real Estate Loans:
Residential, one- to four-family	$165,023	$-	$2,771	$-	$-	$167,794
Home equity	30,370	-	331	23	-	30,724
Commercial	51,620	3,422	2,481	130	-	57,653
Construction	416	-	-	-	-	416
Other Loans:
Commercial	12,988	441	176	75	-	13,680
Consumer	1,775	-	14	2	-	1,791
Total	$262,192	$3,863	$5,773	$230	$-	$272,058

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

For the three months ended March 31, 2013 and 2012, 27 and nine one- to four-family real estate loans with aggregate balances of $2.8 million and $558,000, respectively, were modified and not classified as TDRs. These loans were modified for qualified customers, who received a lower interest rate, in order for the Company to maintain the lending relationship and remain competitive in the current low interest rate environment.  In addition, there were no TDRs for which there was a payment default during the three months ended March 31, 2013. There was one home equity loan for $31,000 which was modified and classified as a TDR which had a payment default during the three months ended March 31, 2012. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

As of December 31, 2012, one home equity loan for $31,000 as modified and classified was a TDR. This loan was subsequently foreclosed on in March 2013.

Note 5 – Earnings per Share

Earnings per share was calculated for the three months ended March 31, 2013 and 2012, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and unearned shares held by the Recognition and Retention Plan (“RRP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Numerator – net income	$906,000	$1,007,000
Denominator:
Basic weighted average shares outstanding	5,699,579	5,711,344
Increase in weighted average shares outstanding due to (1):
Stock options	6,365	3,947
Diluted weighted average shares outstanding (1)	5,705,944	5,715,291

Earnings per share:
Basic	$0.16	$0.18
Diluted	$0.16	$0.18

 (1) Stock options to purchase 206,643 shares under the Stock Option Plan at $11.50 per share were outstanding during the three month periods ended March 31, 2013 and 2012, respectively, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	March 31,	December 31,
	2013	2012
	(Dollars In thousands)

Commitments to grant loans	$5,435	$11,369
Unfunded commitments under lines of credit	$26,000	$26,419

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At March 31, 2013 and December 31, 2012, the Company’s fixed rate loan commitments totaled $4.2 million and $8.9 million, respectively.  The range of interest rates on these fixed rate commitments was 3.50% to 10.00% at March 31, 2013.

Note 7 – Stock-based Compensation

As of March 31, 2013, the Company had three stock-based compensation plans currently allocated, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $32,000, and $29,000 for the three months ended March 31, 2013 and 2012, respectively.

Stock Option Plan

The Company’s 2006 Stock Option Plan (the “Stock Option Plan”), which was approved by the Company’s shareholders, permits the grant of options to its employees and non-employee directors for up to 297,562 shares of common stock.

Both incentive stock options and non-qualified stock options may be granted under the Stock Option Plan. The exercise price of each stock option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years.  The stock options generally vest no less than over a five year period.

A summary of the status of the Stock Option Plan as of March 31, 2013 and 2012 is presented below:

	March 31, 2013			March 31, 2012
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	236,809	$11.05		236,809	$11.05
Granted	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of quarter	236,809	$11.05	3 years	236,809	$11.05	4 years

Options exercisable at end of quarter	227,549	$11.17	3 years	221,845	$11.26	4 years

Fair value of options granted		-			-

At March 31, 2013, stock options outstanding had an intrinsic value of $95,000 and 60,753 options remained available for grant under the Stock Option Plan.  Compensation expense amounted to $2,000 for the quarters ended March 31, 2013 and 2012. At March 31, 2013, $11,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 9 to 21 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

Awards vest at a rate of 20% per year.  As of March 31, 2013 there were 76,699 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $9,000 for the quarter ended March 31, 2013, and $8,000 for the quarter ended March 31, 2012. At March 31, 2013, $47,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 9 to 51 months.

A summary of the status of unvested shares under the RRP for the three months ended March 31, 2013 and 2012 is as follows:

	2013	Weighted Average Grant Price	2012	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	10,630	$7.98	14,304	$7.92
Granted	-	-	-	-
Vested	(3,975)	7.93	(3,974)	7.93
Forfeited	-	-	-	-
Unvested shares outstanding at end of quarter	6,655	$8.01	10,330	$7.92

2012 Equity Incentive Compensation

The Company’s 2012 Equity Incentive Compensation Plan (the “Equity Incentive Plan”), which was approved by the Company’s shareholders on May 23, 2012, permits the grant of restricted stock awards, incentive stock options or non-qualified stock options to employees and non-employee directors for up to 200,000 shares of common stock upon completion of performance goals.  As required by federal regulations, awards may not be made under the Equity Incentive Plan until the Federal Reserve Board gives its approval. A request for Federal Reserve Board approval was made in February 2012; however, the Federal Reserve Board has not yet approved or rejected the request.  Consequently, awards may not be made under the Equity Incentive Plan until the Federal Reserve Board makes a final determination.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and the Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP.  The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.  As of March 31, 2013, the balance of the loan to the ESOP was $2.0 million and the fair value of unallocated shares was $2.0 million.  As of March 31, 2013, there were 46,934 allocated shares and 182,504 unallocated shares compared to 45,753 allocated shares and 190,439 unallocated shares at March 31, 2012. The ESOP compensation expense was $21,000 for the quarter ended March 31, 2013, and $19,000 for the quarter ended March 31, 2012 based on 1,984 shares earned in each of those quarters.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2013 and December 31, 2012 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 were as follows:

	Fair Value Measurements at March 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$15,040	$15,040	$-	$-
Municipal bonds	56,222	-	56,222	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	94	-	94	-
Collateralized mortgage obligations-government sponsored entities	61,683	-	61,683	-
Government National Mortgage Association	2,682	-	2,682	-
Federal National Mortgage Association	14,641	-	14,641	-
Federal Home Loan Mortgage Corporation	5,596	-	5,596	-
Asset-backed securities:
Private label	3,984	-	118	3,866
Government sponsored entities	158	-	158	-
Equity securities	15	-	15	-
Total	$160,115	$15,040	$141,209	$3,866

Measured at fair value on a non-recurring basis:
Impaired loans	$181	$-	$-	$181
Foreclosed real estate	303	-	-	303

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the three months ended March 31, 2013.

	Fair Value Measurements at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$15,195	$15,195	$-	$-
Municipal bonds	56,264	-	56,264	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	94	-	94	-
Collateralized mortgage obligations-government sponsored entities	58,167	-	58,167	-
Government National Mortgage Association	2,896	-	2,896	-
Federal National Mortgage Association	16,272	-	16,272	-
Federal Home Loan Mortgage Corporation	6,194	-	6,194	-
Asset-backed securities:
Private label	4,117	-	244	3,873
Government sponsored entities	163	-	163	-
Equity securities	6	-	6	-
Total	$159,368	$15,195	$140,300	$3,873

Measured at fair value on a non-recurring basis:
Impaired loans	$181	$-	$-	$181
Foreclosed real estate	378	-	-	378

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the three months ended March 31, 2013 and 2012:

	2013	2012
	(Dollars in thousands)
Beginning Balance	$3,873	$3,936
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income	52	56
Total losses - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Sales	-	-
Principal paydowns	(59)	(105)
Transfers to (out of) Level 3	-	-

Ending Balance	$3,866	$3,887

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

The following table presents additional quantitative information about the Level 3 inputs for the asset backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of March 31, 2013 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value Estimate	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
Asset-backed securities - private label	$3,866	Prime First and Second Lien - Residential Real Estate	CCC thru D	1 - 7	5.0% - 10.5%	70.0% - 100.0%

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

An impaired loan is carried at fair value based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of March 31, 2013, impaired loans with a specific allowance had a carrying amount of $201,000 with a valuation allowance of $50,000. The allocated allowance is based on a fair value of $181,000 less estimated liquidation expenses of 7% to 15% of the collateral value, resulting in no additional provision for loan losses during the three month period ended March 31, 2013. As of December 31, 2012 impaired loans with a specific allowance had a gross carrying amount of $201,000 with a valuation allowance of $50,000. The allocated allowance is based on a fair value of

$181,000 less estimated liquidation expenses of 7% to 15% of the collateral value. The use of independent appraisals, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral and impaired loans are therefore classified within Level 3 of the fair value hierarchy.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value based on recent appraisals less estimated selling costs and which has been subsequently written down during the period. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral and foreclosed real estate is therefore classified within Level 3 of the fair value hierarchy. As of March 31, 2013, foreclosed real estate had a carrying amount of $344,000 and was written down to $277,000 based on a fair value of $303,000 less estimated liquidation expenses of 7% to 15% of the collateral value, resulting in no additional write downs during the three month period ended March 31, 2013. As of December 31, 2012 foreclosed real estate had a carrying amount of $457,000 and was written down to $351,000 based on a fair value of $378,000 less estimated liquidation expenses of 7% to 15% of the collateral value.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at March 31, 2013
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$26,472	$26,472	$26,472	$-	$-
Securities available for sale	160,115	160,115	15,040	141,209	3,866
Federal Home Loan Bank stock	1,776	1,776	-	1,776	-
Loans receivable, net	272,094	271,281	-	-	271,281
Accrued interest receivable	1,988	1,988	-	1,988	-

Financial liabilities:
Deposits	384,292	389,209	-	389,209	-
Short-term borrowings	13,650	13,650	-	13,650	-
Long-term debt	10,250	10,472	-	10,472	-
Accrued interest payable	21	21	-	21	-

Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2012
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$19,765	$19,765	$19,765	$-	$-
Securities available for sale	159,368	159,368	15,195	140,300	3,873
Federal Home Loan Bank stock	1,852	1,852	-	1,852	-
Loans receivable, net	272,933	273,202	-	-	273,202
Accrued interest receivable	1,802	1,802	-	1,802	-

Financial liabilities:
Deposits	378,543	383,578	-	383,578	-
Short-term borrowings	11,200	11,200	-	11,200	-
Long-term debt	14,400	14,748	-	14,748	-
Accrued interest payable	43	43	-	43	-

Off-balance-sheet financial instruments	-	-	-	-	-

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

Note 9 – Treasury Stock

During the quarter ended March 31, 2013, the Company did not repurchase any common stock. As of March 31, 2013, there were 71,510 shares remaining to be repurchased under the existing stock repurchase program.

During the quarter ended March 31, 2012, the Company did not repurchase any common stock. As of March 31, 2012, there were 91,510 shares remaining to be repurchased under the existing stock repurchase program.

Note 10 – Subsequent Events

On April 24, 2013, the Board of Directors declared a quarterly dividend of $0.07 per share on the Company’s common stock, payable on May 21, 2013 to shareholders of record as of May 7, 2013. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 61.4% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $255,000. On March 25, 2013, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 26, 2014, aggregating up to $0.28 per share. The MHC waived $255,000 of dividends during the three months ended March 31, 2013. Cumulatively, Lake Shore, MHC has waived approximately $4.7 million of cash dividends as of March 31, 2013.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following factors, including the factors set forth in Part II, Item 1A of this and previous Quarterly Reports on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of March 31, 2013 compared to the financial condition as of December 31, 2012 and the consolidated results of operations for the three months ended March 31, 2013 and 2012.

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

Our operations are also affected by non-interest income, such as service fees and gains and losses on the sales of securities and loans, our provision for loan losses and non-interest expenses which include salaries and employee benefits, occupancy and equipment costs, professional fees, and other general and administrative expenses.

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

While the recession is officially over, continued weakness in the housing markets and high unemployment remain. These weaknesses can have a negative effect on a bank’s earnings and liquidity. The Federal Reserve is still actively working on keeping interest rates at very low levels. The Fed Funds rate has remained at 0.00%-0.25% for more than four years. The Federal Reserve recently started to become more open and transparent in regards to the discussions held in their meetings, resulting in recent indications that the Fed Funds rate will remain low and will not increase until mid-2015, longer than previously anticipated. Furthermore, the Federal Reserve has been purchasing up to $85 billion in mortgage-backed securities and treasuries on a monthly basis in an effort to stimulate the economy by putting downward pressure on longer-term interest rates.

As discussed in the Company’s Annual Report on Form 10-K Part I, Item 1 “Business – Supervision and Regulation” for the year ended December 31, 2012, since October 2008, numerous legislative actions, including the Dodd-Frank Act, have been taken in response to the financial crisis affecting the banking system and financial markets. While we do not know all the possible outcomes from these initiatives, we can anticipate that the Company will need to dedicate more resources to ensure compliance with the new legislation and regulations, which may impact profitability. There can be no assurance as to the actual impact any governmental program will have on the financial markets or our financial condition and results of operations. We remain active in monitoring these developments and supporting the interests of our shareholders.

Management Strategy

Our Reputation.  Our primary management strategy has been to retain our perceived image as one of the most respected and recognized community banks in Western New York with over 121 years of service to our community.  Our management strives to accomplish this goal by continuing to emphasize our high quality customer service and financial strength.

Branching.    We opened our sixth branch office in Erie County, New York during the second quarter of 2013. This branch is located in Snyder, New York and is our eleventh branch overall. In April 2010, we opened a branch office in Depew, New York.  This office had generated deposits of $19.6 million as of March 31, 2013. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield in Chautauqua County, New York and in Depew, East Amherst, Hamburg, Kenmore, Orchard Park and Snyder in Erie County, New York.  Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending.  Historically, our lending portfolio has consisted predominately of residential one- to four-family mortgage loans.  At March 31, 2013 and December 31, 2012, we held $167.2 million and $167.8 million of residential one- to four-family mortgage loans, respectively, which constituted 61.7% of our total loan portfolio, at such respective dates. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At March 31, 2013 and December 31, 2012, our commercial real estate loan portfolio consisted of loans totaling $58.2 million and $57.7 million respectively, or 21.4% and 21.2%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At March 31, 2013 and December 31, 2012, our commercial loan portfolio consisted of loans totaling $13.4 million and $13.7 million, respectively, or 4.9% and 5.0%, respectively, of total loans. Other loan products offered to our customers include home equity loans and lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. We may sell one-to four-family residential loans in the future as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential mortgage loans. One- to four-family residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

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

At March 31, 2013 and December 31, 2012, we had $160.1 million and $159.4 million, respectively, invested in securities available for sale, the majority of which are agency mortgage-backed securities, agency collateralized mortgage obligation securities (“CMOs”) and municipal securities.

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

Critical Accounting Policies

It is management’s opinion that accounting estimates covering certain aspects of our business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates.  Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance for loan losses required for probable credit losses and the material effect that such judgments can have on the results of operations.  Management’s monthly evaluation of the adequacy of the allowance considers our historical loan loss experience, review of specific loans, current economic conditions, and such other factors considered appropriate to estimate loan losses.  Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions, or economic conditions.  Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in our local area, concentrations of risk and decline in local property values. The Company's determination as to the amount of its allowance for loan losses is subject to review by its regulatory agencies, which can require that we establish additional loss allowances. Refer to Note 4 of the Notes to Consolidated Financial Statements for more information on the allowance for loan losses.

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

These critical policies and their application are reviewed periodically by our Audit Committee and our Board of Directors.  All accounting policies are important, and as such, we encourage the reader to review each of the policies included in the notes to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 to better understand how our financial performance is reported.

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

Average Balances, Interest and Average Yields.  The following table sets forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods  indicated.  Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated.  Average balances are derived from daily balances over the periods  indicated.  The average balances for loans are net of allowance for loan losses, but include non-accrual loans.  Interest income on securities does not include a tax equivalent adjustment for bank qualified municipals.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2013			March 31, 2012
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$15,037	$3	0.08%	$20,897	$4	0.08%
Securities	158,753	1,179	2.97%	167,187	1,479	3.54%
Loans	272,079	3,479	5.11%	271,705	3,597	5.30%
Total interest-earning assets	445,869	4,661	4.18%	459,789	5,080	4.42%
Other assets	33,841			30,471
Total assets	$479,710			$490,260

Interest-bearing liabilities
Demand & NOW accounts	$41,298	$12	0.12%	$40,447	$13	0.13%
Money market accounts	70,146	65	0.37%	60,536	82	0.54%
Savings accounts	37,232	10	0.11%	33,958	13	0.15%
Time deposits	198,567	723	1.46%	218,301	973	1.78%
Borrowed funds	24,890	76	1.22%	33,245	157	1.89%
Other interest-bearing liabilities	1,193	26	8.72%	1,238	27	8.72%
Total interest-bearing liabilities	373,326	912	0.98%	387,725	1,265	1.31%
Other non-interest bearing liabilities	39,046			37,397
Stockholders' equity	67,338			65,138
Total liabilities & stockholders' equity	$479,710			$490,260
Net interest income		$3,749			$3,815
Interest rate spread			3.20%			3.11%
Net interest margin			3.36%			3.32%

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

	Three Months Ended March 31, 2013
	Compared to
	Three Months Ended March 31, 2012
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest earning assets:
Interest-earning deposits & federal funds sold	$-	$(1)	$(1)
Securities	(228)	(72)	(300)
Loans, including fees	(123)	5	(118)
Total interest-earning assets	(351)	(68)	(419)

Interest-bearing liabilities:
Demand & NOW accounts	(1)	-	(1)
Money market accounts	(29)	12	(17)
Savings accounts	(4)	1	(3)
Time deposits	(167)	(83)	(250)
Total deposits	(201)	(70)	(271)

Other interest-bearing liabilities:
Borrowed funds & other	(47)	(35)	(82)

Total interest-bearing liabilities	(248)	(105)	(353)

Total change in net interest income	$(103)	$37	$(66)

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

For the three months ended March 31, 2013, the average yields on our loan portfolio and investment portfolio were 5.11% and 2.97%, respectively, in comparison to 5.30% and 3.54%, respectively, for the three months ended March 31, 2012. Overall, the average yield on our interest earning assets decreased by 24 basis points to 4.18% for the three months ended March 31, 2013 in comparison to the three months ended March 31, 2012.  For the three months ended March 31, 2013, the average rate that we were paying on interest-bearing liabilities decreased by 33 basis points to 0.98% in comparison to the same period in the prior year.  This was partially due to a 67 basis point decrease in the average interest rate paid on our borrowings from 1.89% for the three months ended March 31, 2012 to 1.22% for the three month period ended March 31, 2013 and a 32 basis point decrease in the average rate paid on time deposits from 1.78% for the three month period ended March 31, 2012 to 1.46% for the three month period ended March 31, 2013. Our interest rate spread for the three months ended March 31, 2013 was 3.20%, which was a 9 basis point increase in comparison to the three months ended March 31, 2012.  Our net interest margin was 3.36% and 3.32% for the three months ended March 31, 2013 and 2012, respectively.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets at March 31, 2013 were $488.2 million, an increase of $5.8 million, or 1.2%, from $482.4 million at December 31, 2012.  The increase in total assets was primarily due to a $6.7 million increase in cash and cash equivalents and a $747,000 increase in securities available for sale, partially offset by a $1.2 million decrease in other assets and an $839,000 decrease in net loans receivable.

Cash and cash equivalents increased by $6.7 million, or 33.9%, from $19.8 million at December 31, 2012 to $26.5 million at March 31, 2013.  The increase was primarily attributed to a $5.6 million increase in federal funds sold as a result of a $5.7 million increase in deposits, which have not yet been fully utilized to fund loan originations or to purchase securities available for sale.

Securities available for sale increased $747,000, or 0.5%, to $160.1 million at March 31, 2013 compared to $159.4 million at December 31, 2012.  During the three month period ended March 31, 2013, the Company purchased $10.7 million of available for sale securities, consisting of collateralized mortgage obligations and municipal bonds.  The purchases were partially funded by the receipt of $8.5 million in pay-downs on the investment portfolio with the remainder being funded by deposit growth.  The change in the mark to market value of the securities available for sale portfolio between December 31, 2012 and March 31, 2013 was a net loss of $1.3 million.

Net loans receivable had a slight decrease during the three month period ended March 31, 2013, as shown in the table below:

	At March 31,	At December 31,	Change
	2013	2012	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$167,229	$167,794	$(565)	(0.3)%
Home equity	30,394	30,724	(330)	(1.1)%
Commercial	58,164	57,653	511	0.9%
Construction	464	416	48	11.5%

Total real estate loans	256,251	256,587	(336)	(0.1)%

Other Loans:
Commercial	13,366	13,680	(314)	(2.3)%
Consumer	1,621	1,791	(170)	(9.5)%

Total gross loans	271,238	272,058	(820)	(0.3)%
Allowance for loan losses	(1,834)	(1,806)	(28)	1.6%
Net deferred loan costs	2,690	2,681	9	0.3%

Loans receivable, net	$272,094	$272,933	$(839)	(0.3)%

The slight decrease in net loans receivable was primarily due to a decrease in all loan categories except for commercial real estate and construction. During 2013, we remain strategically focused on increasing our commercial real estate and commercial loan portfolios to diversify our asset mix, to take advantage of the opportunities available to serve small businesses in our market area, and to maintain an effective net interest margin. During the first quarter of 2013, the Company continued its strategic decision to not match lower rates offered by our competitors on residential one- to four-family loans in an effort to avoid increased interest rate risk. Management continues to look for high quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable and prudent.

Other assets decreased by $1.2 million, or 41.8%, to $1.7 million as of March 31, 2013 in comparison to $2.9 million at December 31, 2012. The decrease was primarily due to the sale of $1.4 million of available for sale securities in the fourth quarter of 2012, which settled during the first quarter of 2013.

The table below shows changes in deposit balances by type of deposit between March 31, 2013 and December 31, 2012:

	At March 31,	At December 31,	Change
	2013	2012	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$30,474	$32,478	$(2,004)	(6.2)%
Interest bearing	42,627	42,350	277	0.7%
Money market	73,771	68,228	5,543	8.1%
Savings	38,211	36,990	1,221	3.3%
Time deposits	199,209	198,497	712	0.4%

Total deposits	$384,292	378,543	5,749	1.5%

The growth in money market and savings accounts was the result of the Company’s continued strategic focus on growing core deposits among its retail and commercial customers. This was partially offset by a decrease in non-interest bearing checking accounts as customers used funds for necessary purchases or transferred funds to an interest bearing deposit account.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $1.7 million, or 6.6%, from $25.6 million at December 31, 2012 to $23.9 million at March 31, 2013. Long-term debt decreased $4.2 million, or 28.8%, from $14.4 million at December 31, 2012 to $10.3 million at March 31, 2013. Short-term borrowings increased $2.5 million, or 21.9%, from $11.2 million at December 31, 2012 to $13.7 million at March 31, 2013.  As long-term debt matured, the Company paid off $1.7 million of such debt in order to reduce interest expense, and the remaining proceeds were transferred into short-term borrowings to take advantage of lower interest rates.

Total stockholders’ equity was $67.0 million at March 31, 2013 and December 31, 2012, reflecting $906,000 of net income in the first quarter of 2013, partially offset by a $776,000 decrease in unrealized gains on available for sale securities (after taxes) and a $159,000 cash dividend payment.

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012

General.  Net income was $906,000 for the three month period ended March 31, 2013, or $0.16 per diluted share, a decrease of $101,000, or 10.0%, compared to net income of $1.0 million, or $0.18 per diluted share, for the three month period ended March 31, 2012.  The decrease in net income was primarily due to a $66,000 decrease in net interest income, an $80,000 increase in the provision for loan losses, a $6,000 decrease in non-interest income and a $36,000 increase in non-interest expenses, partially offset by an $87,000 decrease in income tax expense.

Interest Income.  Interest income decreased by $419,000, or 8.3%, to $4.7 million for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012.  Loan interest income decreased by $118,000, or 3.3%, to $3.5 million for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012, due to a decrease in average yield from 5.30% for the three month period ended March 31, 2012 to 5.11% for the three month period ended March 31, 2013. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off, as a result of the current low interest rate environment. Investment interest income decreased by $300,000, or 20.3%, to $1.2 million for the three month period ended March 31, 2013 compared to $1.5 million for the three month period ended March 31, 2012 due to a  decrease in the average yield from 3.54% for the three month period ended March 31, 2012 to 2.97% for the three month period ended March 31, 2013. The average yield on the investment portfolio decreased as new securities were purchased at lower yields than the rates earned on securities which had paid off, as a result of the current low interest rate environment. The average balance of the investment portfolio decreased from $167.2 million at March 31, 2012 to $158.8 million at March 31, 2013 primarily due to paydowns which have not yet been re-invested.

Interest Expense.  Interest expense decreased by $353,000, or 27.9%, to $912,000 for the three month period ended March 31, 2013 compared to $1.3 million for the three month period ended March 31, 2012. The interest paid on deposits decreased by $271,000, or 25.1%, to $810,000 for the three month period ended March 31, 2013 when compared to the three month period ended March 31, 2012 primarily due to the decrease in the average rate paid and the average balance of deposits. The average balance of deposits for the three month period ended March 31, 2013 was $347.2 million with an average rate of 0.93% compared to the average balance of deposits of $353.2 million and an average rate of 1.22% for the three month period ended March 31, 2012. The decrease in the average rate paid on deposits was due to the continued low interest rate environment in 2013. The decrease in the average balance of deposits was primarily due to a decrease in the average balance of time deposits partially offset by growth in core deposit balances. The interest expense related to advances from the FHLBNY decreased $81,000, or 51.6%, to $76,000 for the three month period ended March 31, 2013 when compared to the three month period ended March 31, 2012. This decrease was due to an $8.4 million decrease in average FHLBNY advance balances and a 67 basis point decline in the average rate paid on FHLBNY advances to 1.22% when comparing the three month period ended March 31, 2013 with the three month period ended March 31, 2012. The decrease in the average FHLBNY advance balances was a result of the Company’s decision to utilize excess cash obtained from loan prepayments to pay down borrowings. The low interest rate environment caused the average rate paid on borrowings to decrease.

Provision (Credit) for Loan Losses.  A provision of $45,000 was recorded to the allowance for loan losses during the three month period ended March 31, 2013, an increase of $80,000, compared to a credit of $35,000 during the three month period ended March 31, 2012. Our credit quality remains strong and non-performing loans have remained steady at $2.5 million and $2.4 million at March 31, 2013 and 2012, respectively. Net charge-offs were $17,000 for the three month period ended March 31, 2013 compared to $6,000 for the three month period ended March 31, 2012.

During the three month period ended March 31, 2013, the Company recorded a  $145,000 provision for loan losses on one- to four-family loans and consumer loans that had become classified loans or had been downgraded due to certain factors, such as delinquency or bankruptcy of the borrower. Upon review of the historical losses relating to commercial loans during the three month period ended March 31, 2013, the Company determined that a $37,000 provision for loan losses was necessary due to an increase in average net charge-offs during the three year period ended December 31, 2012. Upon review of the environmental factors relating to commercial real estate loans during the three month period ended March 31, 2013, the Company determined that a $134,000 credit for loan losses was necessary due to a decrease in average commercial real estate loan balances.

During the three month period ended March 31, 2012, the Company recorded a credit of $118,000 in the provision for loan losses due to a decrease in classified commercial loans. The Company also recorded a credit of $117,000 in the provision for loan losses due to a decrease in classified residential mortgage loans, home equity loans and consumer loans during the first quarter of 2012. Upon review of the environmental factors relating to the commercial real estate loans during the first quarter of 2012, the Company determined that a $197,000 provision for loan losses was necessary due to the increase in the commercial loan portfolio and the standard risks presented by the inherent nature of these types of loans.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for details on the provision for loan losses.

Non-interest Income.  Non-interest income decreased $6,000, or 1.2%, from $521,000 for the three months ended March 31, 2012 to $515,000 for the three months ended March 31, 2013. The decrease in non-interest income was primarily due to a $26,000 decrease in service charges and fees partially offset by a $19,000 increase on earnings from bank owned life insurance.

Non-interest Expense.  Non-interest expense increased by $36,000, or 1.2%, to $3.1 million for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012. Salaries and employee benefits expense increased $25,000, or 1.6%, for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012.  This was primarily due to annual salary increases and an increase in benefit expenses relating to implementation of a new supplemental executive retirement plan for the President and CEO and certain directors during the fourth quarter of 2012. Occupancy and equipment expense increased $50,000, or 11.3%, for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012.  Furthermore, postage and supplies increased $14,000, or 23.0%, during the three month period ended March 31, 2013 compared to the same period in the prior year. Both of these increases were primarily due to the costs associated with the opening of our newest branch office in Snyder, New York which occurred during the second quarter of 2013.  Professional services expense increased $34,000, or 10.8%, for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012,  primarily due to higher accounting and consulting expenses to ensure compliance with regulatory and SEC guidance. Advertising expenses decreased $81,000, or 47.1%, for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012. The decrease was primarily due to additional advertising costs during the three month period ended March 31, 2012 related to production costs associated with a television and print advertising campaign.

Income Tax Expense.  Income tax expense decreased by $87,000, or 29.3%, from $297,000 for the three month period ended March 31, 2012 to $210,000 for the three month period ended March 31, 2013. The decrease was primarily due to a decrease in income before income taxes which lowered the effective tax rate of 22.8% for the three month period ended March 31, 2012 to 18.8% for the three month period ended March 31, 2013. The decrease in the effective tax rate was primarily due to a decrease in income as well as a disproportionate projected increase in tax exempt income.

Loans Past Due and Non-performing Assets.  We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $3.1 million, or 0.64% of total assets, at March 31, 2013 and $3.0 million, or 0.62% of total assets, at December 31, 2012.

The following table presents information regarding our non‑accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At March 31,	At December 31,
	2013	2012
	(Dollars in thousands)

Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$108	$10
Home equity	-	-
Commercial	-	-
Construction	-	-
Other loans:
Commercial loans	-	-
Consumer loans	-	18
Total	$108	$28

Loans accounted for on a nonaccrual basis:
Real estate loans:
Residential, one- to four-family	$1,766	$1,628
Home equity (1)	206	299
Commercial	255	255
Construction	-	-
Other loans:
Commercial loans	177	201
Consumer loans	17	9
Total non-accrual loans	2,421	2,392
Total nonperforming loans	2,529	2,420
Foreclosed real estate	590	580
Performing restructured loans	-	-
Total nonperforming assets	$3,119	$3,000

Ratios:
Nonperforming loans as a percent of net loans:	0.93%	0.89%
Nonperforming assets as a percent of total assets:	0.64%	0.62%

(1)

As of December 31, 2012, one home equity loan for $31,000 and accounted for on a non-accrual basis was restructured and classified as a troubled debt restructuring, due to the borrower’s financial difficulties.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period:	$1,806	$1,366
Provision (credit) for loan losses	45	(35)
Charge-offs:
Real estate loans:
Residential, one- to four-family	-	(6)
Home equity	-	-
Commercial	-	-
Construction	-	-
Other loans:
Commercial	(20)	(1)
Consumer	(4)	-
Total charge-offs	(24)	(7)
Recoveries:
Real estate loans:
Residential, one- to four-family	-	1
Home equity	-	-
Commercial	5	-
Construction	-	-
Other loans:
Commercial	2	-
Consumer	-	-
Total recoveries	7	1

Net charge-offs	(17)	(6)

Balance at end of period	$1,834	$1,325

Average loans outstanding	$272,079	$271,705
Allowance for loan losses as a percent of total net loans	0.67%	0.49%
Allowance for loan losses as a percent of non-performing loans	72.52%	55.51%
Ratio of net charge-offs to average loans outstanding(1)	0.02%	0.01%

(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest earning deposits at other financial institutions and funds provided from operations.  We have a written agreement with the Federal Home Loan Bank of New York, which allows us to borrow up to $121.8 million as of March 31, 2013, and is collateralized by a pledge of our mortgage loans.  At March 31, 2013, we had outstanding advances under this agreement of $23.9 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.0 million and a  fair value of $11.0 million as of March 31, 2013. There were no balances outstanding with the Federal Reserve Bank at March 31, 2013.  We  have also established a line of credit with M&T Bank for $7.0 million, of which $5.0 million is unsecured and the remaining $2.0 million is required to be secured by a pledge of our securities when a draw is made. There were no borrowings on this line as of March 31, 2013.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the three months ended March 31, 2013, we originated loans of approximately $9.8 million in comparison to approximately $9.9 million of loans originated during the three months ended March 31, 2012.  Purchases of investment securities totaled $10.7 million in the three months ended March 31, 2013 and $12.3 million in the three months ended March 31, 2012.

At March 31, 2013, we had loan commitments to borrowers of approximately $5.4 million and overdraft lines of protection and unused home equity lines of credit of approximately $26.0 million. Total deposits were $384.3 million at March 31, 2013, as compared to $388.0 million at March 31, 2012.  Time deposit accounts scheduled to mature within one year were $75.7 million at March 31, 2013.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures during the remainder of 2013.  We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than loan commitments as described in Note 6 in the Notes to our Consolidated Financial Statements and the borrowing agreements noted above.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of March 31, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March  31, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended March 31, 2013:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

January 1 through January 31, 2013	-	$-	-	71,510
February 1 through February 28, 2013	-	-	-	71,510
March 1 through March 31, 2013	-	-	-	71,510
Total	-	$-	-	71,510

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

Item 6.  Exhibits

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document[1]
101.SCH	XBRL Taxonomy Extension Schema Document[1]
101.CAL	XBRL Taxonomy Calculation Linkbase Document[1]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document[1]
101.LAB	XBRL Taxonomy Label Linkbase Document[1]
101.PRE	XBRL Taxonomy Presentation Linkbase Document[1]

_________________

*      Filed herewith.

1       As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

May 15, 2013	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2013	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)