Form 10-Q
period 2013-06-30
LAKE SHORE BANCORP, INC.
filed 2013-08-13
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 5,919,638 shares of the registrant’s common stock, $.01 par value per share, outstanding at August 1, 2013.

PART I

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,047	$7,374
Interest earning deposits	5,424	4,392
Federal funds sold	23,637	7,999
Cash and Cash Equivalents	36,108	19,765
Securities available for sale	153,927	159,368
Federal Home Loan Bank stock, at cost	1,704	1,852
Loans receivable, net of allowance for loan losses 2013 $1,823; 2012 $1,806	269,872	272,933
Premises and equipment, net	9,923	9,685
Accrued interest receivable	1,784	1,802
Bank owned life insurance	14,273	14,124
Other assets	1,371	2,858

Total Assets	$488,962	$482,387

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$359,032	$346,065
Non-interest bearing	34,060	32,478
Total Deposits	393,092	378,543
Short-term borrowings	13,150	11,200
Long-term debt	9,550	14,400
Advances from borrowers for taxes and insurance	3,106	3,209
Other liabilities	5,269	8,050
Total Liabilities	$424,167	$415,402

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,613,006 shares issued and 5,919,638 shares outstanding at June 30, 2013 and 6,612,500 shares issued and 5,919,132 shares outstanding at December 31, 2012	$66	$66
Additional paid-in capital	27,978	27,973
Treasury stock, at cost (693,368 shares at June 30, 2013 and December 31, 2012)	(6,469)	(6,469)
Unearned shares held by ESOP	(1,918)	(1,961)
Unearned shares held by RRP	(526)	(553)
Retained earnings	43,880	42,468
Accumulated other comprehensive income	1,784	5,461
Total Stockholders' Equity	64,795	66,985
Total Liabilities and Stockholders' Equity	$488,962	$482,387

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012		2013	2012
			(Unaudited)
		(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,456	$3,553		$6,935	$7,150
Investment securities, taxable	676	972		1,375	1,982
Investment securities, tax-exempt	484	479		964	948
Other	5	9		8	13
Total Interest Income	4,621	5,013		9,282	10,093

Interest Expense
Deposits	806	1,036		1,616	2,117
Short-term borrowings	13	13		26	23
Long-term debt	52	117		115	264
Other	26	27		52	54
Total Interest Expense	897	1,193		1,809	2,458

Net Interest Income	3,724	3,820		7,473	7,635

Provision for Loan Losses	-	85		45	50

Net Interest Income after Provision for Loan Losses	3,724	3,735		7,428	7,585

Non-Interest Income
Service charges and fees	420	429		813	848
Earnings on bank owned life insurance	71	61		149	120
Total other-than-temporary impairment (“OTTI”) losses	-	(566)		-	(566)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	-	509		-	509
Net OTTI losses recognized in earnings	-	(57)		-	(57)

Other	24	24		68	67
Total Non-Interest Income	515	457		1,030	978

Non-Interest Expenses
Salaries and employee benefits	1,578	1,539		3,140	3,076
Occupancy and equipment	497	448		989	890
Professional services	396	352		746	668
Data processing	160	153		317	305
Advertising	173	81		264	253
Postage and supplies	62	56		137	122
FDIC Insurance	66	56		130	117
Other	327	359		639	680
Total Non-Interest Expenses	3,259	3,044		6,362	6,111

Income before Income Taxes	980	1,148		2,096	2,452

Income Tax Expense	180	253		390	550
Net Income	$800	$895		$1,706	$1,902

Basic and diluted earnings per common share	$0.14	$0.16		$0.30	$0.33
Dividends declared per share	$0.07	$0.07		$0.14	$0.14

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended
	June 30,
	2013	2012
	(Unaudited)
	(Dollars in thousands)

Net Income	$800	$895

Other Comprehensive (Loss) Income, net of tax benefit (expense)
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense) 2013 $1,830; 2012 $(354)	(2,901)	562

Reclassification adjustments related to:
Impairment charge for losses included in net income, net of tax benefit 2012 $22	-	35
Total Other Comprehensive (Loss) Income	(2,901)	597

Total Comprehensive (Loss) Income	$(2,101)	$1,492

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)
	(Dollars in thousands)

Net Income	$1,706	$1,902

Other Comprehensive (Loss) Income, net of tax benefit (expense)
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense) 2013 $2,320; 2012 $(40)	(3,677)	64

Reclassification adjustments related to:
Impairment charge for losses included in net income, net of tax benefit 2012 $22	-	35
Total Other Comprehensive (Loss) Income	(3,677)	99

Total Comprehensive (Loss) Income	$(1,971)	$2,001

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2013 and 2012 (unaudited)

				Unearned	Unearned		Accumulated
		Additional		Shares	Shares		Other
	Common	Paid-In	Treasury	Held by	Held by	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	RRP	Earnings	Income (Loss)	Total
	(In thousands, except share and per share data)
Balance - January 1, 2012	$66	$27,987	$(6,260)	$(2,046)	$(606)	$39,770	$5,036	$63,947
Net income	-	-	-	-	-	1,902	-	1,902
Other comprehensive income, net of tax expense of $62	-	-	-	-	-	-	99	99
ESOP shares earned (3,968 shares)	-	(3)	-	42	-	-	-	39
Stock based compensation	-	5	-	-	-	-	-	5
RRP shares earned (1,966 shares)	-	(11)	-	-	26	-	-	15
Cash dividends declared ($0.14 per share)	-	-	-	-	-	(296)	-	(296)
Balance - June 30, 2012	$66	$27,978	$(6,260)	$(2,004)	$(580)	$41,376	$5,135	$65,711

Balance - January 1, 2013	$66	$27,973	$(6,469)	$(1,961)	$(553)	$42,468	$5,461	66,985
Net income	-	-	-	-	-	1,706	-	1,706
Other comprehensive loss, net of tax benefit of $2,320	-	-	-	-	-	-	(3,677)	(3,677)
Stock options exercised (506 shares)	-	4	-	-	-	-	-	4
ESOP shares earned (3,968 shares)	-	1	-	43	-	-	-	44
Stock based compensation	-	4	-	-	-	-	-	4
RRP shares earned (2,000 shares)	-	(4)	-	-	27	-	-	23
Cash dividends declared ($0.14 per share)	-	-	-	-	-	(294)	-	(294)
Balance - June 30, 2013	$66	$27,978	$(6,469)	$(1,918)	$(526)	$43,880	$1,784	$64,795

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,706	$1,902
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	293	160
Amortization of deferred loan costs	255	276
Provision for loan losses	45	50
Impairment of investment securities	-	57
Originations of loans held for sale	(588)	(156)
Proceeds from sales of loans held for sale	588	156
Depreciation and amortization	338	326
Increase in bank owned life insurance, net	(149)	(120)
ESOP shares committed to be released	44	39
Stock based compensation expense	27	20
Increase in accrued interest receivable	18	118
Decrease in other assets	406	448
Decrease in other liabilities	(564)	(434)
Net Cash Provided by Operating Activities	2,419	2,842

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	1,410	-
Maturities, prepayments and calls	16,248	15,884
Purchases	(17,097)	(22,454)
Purchases of Federal Home Loan Bank Stock	-	(17)
Redemptions of Federal Home Loan Bank Stock	148	120
Loan origination and principal collections, net	2,536	7,784
Additions to premises and equipment	(577)	(297)
Net Cash Provided by Investing Activities	2,668	1,020

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,549	4,981
Net decrease in advances from borrowers for taxes and insurance	(103)	(181)
Net increase in short term borrowings	1,950	7,410
Proceeds from issuance of long-term debt	1,750	-
Repayment of long-term debt	(6,600)	(10,080)
Proceeds from issuance of stock options	4	-
Cash dividends paid	(294)	(296)
Net Cash Provided by Financing Activities	11,256	1,834
Net Increase in Cash and Cash Equivalents	16,343	5,696

CASH AND CASH EQUIVALENTS - BEGINNING	19,765	23,704

CASH AND CASH EQUIVALENTS - ENDING	$36,108	$29,400

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,830	$2,498
Income taxes paid	$711	$706

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$228	$887

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

The interim financial statements included herein as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The consolidated results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2013.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of June 30, 2013 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (“Topic 740”): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” (“ASU 2013-11”). ASU 2013-11 amends existing guidance on the financial statement presentation of an unrecognized tax benefit, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASUI 2013-11 requires an entity to present unrecognized tax benefits, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, The amendments in ASU 2013-11 do not require new recurring disclosures. ASU 2013-11 is effective for all interim and annual reporting periods beginning after December 15, 2013 and is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. Management does not expect the adoption of this update to have a material impact on the Company’s consolidated financial condition or results of operations.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	( Dollars In thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,876	$1,449	$-	$14,325
Municipal bonds	53,504	1,972	(430)	55,046
Mortgage-backed securities:
Collateralized mortgage obligations-private label	82	4	-	86
Collateralized mortgage obligations-government sponsored entities	60,476	368	(893)	59,951
Government National Mortgage Association	2,329	115	-	2,444
Federal National Mortgage Association	12,658	442	(66)	13,034
Federal Home Loan Mortgage Corporation	4,811	239	(29)	5,021
Asset-backed securities-private label	4,118	592	(870)	3,840
Asset-backed securities-government sponsored entities	141	9	-	150
Equity securities	22	8	-	30
	$151,017	$5,198	$(2,288)	$153,927

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars In thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,896	$2,299	$-	$15,195
Municipal bonds	51,666	4,598	-	56,264
Mortgage-backed securities:
Collateralized mortgage obligations-private label	92	2	-	94
Collateralized mortgage obligations-government sponsored entities	57,574	684	(91)	58,167
Government National Mortgage Association	2,607	289	-	2,896
Federal National Mortgage Association	15,232	1,040	-	16,272
Federal Home Loan Mortgage Corporation	5,708	486	-	6,194
Asset-backed securities-private label	4,514	530	(927)	4,117
Asset-backed securities-government sponsored entities	150	13	-	163
Equity securities	22	-	(16)	6
	$150,461	$9,941	$(1,034)	$159,368

All of our mortgage-backed securities and collateralized mortgage obligations are backed by residential mortgages.

At June 30, 2013 and at December 31, 2012, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At June 30, 2013 and December 31, 2012, thirty-two municipal bonds with a cost of $10.0 million and fair value of $10.6 million and $11.1 million, respectively, were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at June 30, 2013 and December 31, 2012, five municipal bonds with a cost of $1.1 million and a fair value of $1.1 million and $1.2 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
June 30, 2013
Municipal bonds	$7,465	$(430)	$-	$-	$7,465	$(430)
Mortgage-backed securities	40,964	(963)	1,699	(25)	42,663	(988)
Asset-backed securities -private label	-	-	3,102	(870)	3,102	(870)

	$48,429	$(1,393)	$4,801	$(895)	$53,230	$(2,288)

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2012
Mortgage-backed securities	$11,800	$(60)	$2,623	$(31)	$14,423	$(91)
Asset-backed securities -private label	-	-	3,367	(927)	3,367	(927)
Equity securities	-	-	6	(16)	6	(16)

	$11,800	$(60)	$5,996	$(974)	$17,796	$(1,034)

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

At June 30, 2013, the Company’s investment portfolio included twenty-six municipal bonds and twenty-six mortgage-backed securities in the unrealized losses less than twelve months category. The municipal bonds and mortgage-backed securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, and the mortgage-backed securities were issued by government sponsored entities.  The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

At June 30, 2013, the Company had seven mortgage-backed securities and three private label asset-backed securities in the “unrealized losses twelve months or more” category.

The mortgage-backed securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairment was due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The private label asset-backed securities in this category were evaluated further for OTTI, as the unrealized loss was greater than 20% of book value for the individual security, the probability of default is high, or the Company’s analysis indicated a possible loss of principal. The following table provides additional information relating to these private label asset-backed securities as of June 30, 2013 (dollars in thousands):

							Foreclosure/
			Unrealized	Lowest	Delinquent %		OREO/
Security	Book Value	Fair Value	Loss	Rating	Over 60 days	Over 90 days	Bankruptcy %	OREO%
1	$1,898	$1,436	$(462)	C	33.90%	32.70%	14.60%	1.10%
2	1,105	820	(285)	CCC	28.00%	26.90%	10.60%	0.90%
3	969	846	(123)	CCC	20.40%	19.20%	11.10%	0.90%
Total	$3,972	$3,102	$(870)

The three private label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these three private label asset-backed securities occurred due to the current challenging economic environment, high unemployment rates, stressed housing values in many areas of the country, and increased delinquency trends. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the securities listed above did not reflect the need to record an OTTI charge against earnings for the six months ended June 30, 2013. The estimated discounted cash flows for these remaining securities did not show an additional principal loss under various prepayment and default scenarios. Management concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of June 30, 2013. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-value ratios and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of June 30, 2013 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of earnings:

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(Dollars in thousands)
Beginning balance	$1,155	$1,084
Additions:
Credit loss not previously recognized	-	57
Reductions:
Losses realized during the period on OTTI previously recognized	(9)	(20)
Ending balance	$1,146	$1,121

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
June 30, 2013:
After one year through five years	$734	$784
After five years through ten years	23,768	25,673
After ten years	41,878	42,914
Mortgage-backed securities	80,356	80,536
Asset-backed securities	4,259	3,990
Equity securities	22	30
	$151,017	$153,927

During the six months ended June 30, 2013 and 2012, the Company did not sell any available for sale securities. During the six months ended June 30, 2013, the Company received a $1.4 million settlement related to the sale of available for sale securities in the fourth quarter of 2012.

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

The following tables summarize the activity in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of June 30, 2013.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2012
Allowance for Loan Losses:
Balance – April 1, 2012	$381	$66	$719	$-	$146	$10	$3	$1,325
Charge-offs	(94)	-	-	-	-	(1)	-	(95)
Recoveries	-	-	8	-	-	1	-	9
Provision (Credit)	69	22	(40)	2	35	(2)	(1)	85
Balance – June 30, 2012	$356	$88	$687	$2	$181	$8	$2	$1,324

Balance – January 1, 2012	$441	$125	$522	$-	$265	$13	$-	$1,366
Charge-offs	(100)	-	-	-	(1)	(1)	-	(102)
Recoveries	1	-	8	-	-	1	-	10
Provision (Credit)	14	(37)	157	2	(83)	(5)	2	50
Balance – June 30, 2012	$356	$88	$687	$2	$181	$8	$2	$1,324

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
June 30, 2013
Allowance for Loan Losses:
Balance – April 1, 2013	$527	$73	$989	$-	$221	$21	$3	$1,834
Charge-offs	-	-	-	-	(10)	(13)	-	(23)
Recoveries	8	4	-	-	-	-	-	12
Provision (Credit)	(81)	(36)	93	-	15	(3)	12	-
Balance – June 30, 2013	$454	$41	$1,082	$-	$226	$5	$15	$1,823

Balance – January 1, 2013	$393	$79	$1,118	$-	$202	$14	$-	$1,806
Charge-offs	-	-	-	-	(30)	(17)	-	(47)
Recoveries	8	4	5	-	2	-	-	19
Provision (Credit)	53	(42)	(41)	-	52	8	15	45
Balance – June 30, 2013	$454	$41	$1,082	$-	$226	$5	$15	$1,823
Ending balance: individually evaluated for impairment	$-	$-	$30	$-	$20	$-	$-	$50
Ending balance: collectively evaluated for impairment	$454	$41	$1,052	$-	$206	$5	$15	$1,773

Gross Loans Receivable (1):
Ending balance	$164,500	$30,769	$58,275	$445	$13,311	$1,732	$-	$269,032
Ending balance: individually evaluated for impairment	$175	$5	$151	$-	$106	$-	$-	$437
Ending balance: collectively evaluated for impairment	$164,325	$30,764	$58,124	$445	$13,205	$1,732	$-	$268,595

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,823) or deferred loan costs of $2,663.

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class as of December 31, 2012:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2012
Allowance for Loan Losses:
Balance – December 31, 2012	$393	$79	$1,118	$-	$202	$14	$-	$1,806
Ending balance: individually evaluated for impairment	$-	$-	$30	$-	$20	$-	$-	$50
Ending balance: collectively evaluated for impairment	$393	$79	$1,088	$-	$182	$14	$-	$1,756

Gross Loans Receivable (1):
Ending Balance	$167,794	$30,724	$57,653	$416	$13,680	$1,791	$-	$272,058
Ending balance: individually evaluated for impairment	$-	$-	$255	$-	$71	$-	$-	$326
Ending balance: collectively evaluated for impairment	$167,794	$30,724	$57,398	$416	$13,609	$1,791	$-	$271,732

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,806) or deferred loan costs of $2,681.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
				For the Six Months Ended
	At June 30, 2013			June 30, 2013
With no related allowance recorded:
Residential, one- to four-family	$175	$175	$-	$177	$5
Home Equity	5	5	-	5	-
Commercial real estate	21	21	-	94	1
Commercial loans	35	35	-	39	1
With an allowance recorded:
Commercial real estate	130	130	30	130	-
Commercial loans	71	71	20	71	-
Total	$437	$437	$50	$516	$7

				For the Year Ended
	At December 31, 2012			December 31, 2012
With no related allowance recorded:
Commercial real estate	$125	$125	$-	$155	$3
Commercial loans	-	-	-	50	4
With an allowance recorded:
Commercial real estate	130	130	30	131	7
Commercial loans	71	71	20	73	3
Total	$326	$326	$50	$409	$17

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
June 30, 2013:
Real Estate Loans:
Residential, one- to four-family	$1,291	$428	$1,478	$3,197	$161,303	$164,500	$1,921
Home equity	165	82	107	354	30,415	30,769	203
Commercial	20	78	330	428	57,847	58,275	151
Construction	-	-	-	-	445	445	-
Other Loans:
Commercial	82	53	109	244	13,067	13,311	208
Consumer	7	1	31	39	1,693	1,732	4
Total	$1,565	$642	$2,055	$4,262	$264,770	$269,032	$2,487

December 31, 2012:
Real Estate Loans:
Residential, one- to four-family	$1,279	$379	$1,300	$2,958	$164,836	$167,794	$1,628
Home equity	111	28	215	354	30,370	30,724	299
Commercial	30	-	255	285	57,368	57,653	255
Construction	-	-	-	-	416	416	-
Other Loans:
Commercial	-	20	71	91	13,589	13,680	201
Consumer	19	5	26	50	1,741	1,791	9
Total	$1,439	$432	$1,867	$3,738	$268,320	$272,058	$2,392

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  A loan does not have to 90 days delinquent in order to be classified as nonaccrual. When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance. Interest income not recognized on non-accrual loans during the six month periods ended June 30, 2013 and June 30, 2012 was $62,000 and $69,000 respectively.

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

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of June 30, 2013 and December 31, 2012:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
June 30, 2013
Real Estate Loans:
Residential, one- to four-family	$161,421	$-	$3,049	$-	$30	$164,500
Home equity	30,496	-	238	35	-	30,769
Commercial	52,483	2,841	2,821	130	-	58,275
Construction	445	-	-	-	-	445
Other Loans:
Commercial	12,566	441	232	72	-	13,311
Consumer	1,725	-	7	-	-	1,732
Total	$259,136	$3,282	$6,347	$237	$30	$269,032

December 31, 2012
Real Estate Loans:
Residential, one- to four-family	$165,023	$-	$2,771	$-	$-	$167,794
Home equity	30,370	-	331	23	-	30,724
Commercial	51,620	3,422	2,481	130	-	57,653
Construction	416	-	-	-	-	416
Other Loans:
Commercial	12,988	441	176	75	-	13,680
Consumer	1,775	-	14	2	-	1,791
Total	$262,192	$3,863	$5,773	$230	$-	$272,058

Troubled debt restructurings (“TDRs”) occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties.  A concession is made when the terms of the loan modification are more favorable than the terms the borrower would have received in the current market under similar financial difficulties.  These concessions may include, but are not limited to, modifications of the terms of the debt, the transfer of assets or the issuance of an equity interest by the borrower to satisfy all or part of the debt, or the addition of borrower(s).  The Company identifies loans for potential TDRs primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports.  Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Generally, we will not return a TDR to accrual status until the borrower has demonstrated the ability to make principal and interest payments under the restructured terms for at least six consecutive months. The Company’s TDRs are impaired loans, which may result in specific allocations and subsequent charge-offs if appropriate.

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At June 30, 2013
Real Estate Loans:
Residential, one- to four-family	4	$208	1	$62	3	$146	1	$62
Home equity	1	5	-	-	1	5	-	-
Total	5	$213	1	$62	4	$151	1	$62

At December 31, 2012
Real Estate Loans:
Home equity	1	$31	1	$31	-	$-	1	$31

The following table details the activity in loans which were first deemed to be TDRs during the three months and six months ended June 30, 2013. No loans were first deemed TDRs during the three and six months ended June 30, 2012.

	For the three months ended June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	4	$208	$208
Home equity	1	5	5
Total	5	$213	$213

	For the six months ended June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	4	$208	$208
Home equity	1	5	5
Total	5	$213	$213

Some loan modifications classified as TDRs may not ultimately result in full collection of principal and interest, as modified, which may result in potential losses. These potential losses have been factored into our overall estimate of the allowance for loan losses. The impact on the allowance was immaterial.

Note 5 – Earnings per Share

Earnings per share was calculated for the three and six months ended June 30, 2013 and 2012, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and unearned shares held by the Recognition and Retention Plan (“RRP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended
	June 30, 2013	June 30, 2012
Numerator – net income	$800,000	$895,000
Denominator:
Basic weighted average shares outstanding	5,701,724	5,713,328
Increase in weighted average shares outstanding due to(1):
Stock options	19,548	4,688
Diluted weighted average shares outstanding (1)	5,721,272	5,718,016

Earnings per share:
Basic	$0.14	$0.16
Diluted	$0.14	$0.16

	Six Months Ended
	June 30, 2013	June 30, 2012
Numerator – net income	$1,706,000	$1,902,000
Denominator:
Basic weighted average shares outstanding	5,700,657	5,712,336
Increase in weighted average shares outstanding due to (1):
Stock options	7,550	4,234
Diluted weighted average shares outstanding (1)	5,708,207	5,716,570

Earnings per share:
Basic	$0.30	$0.33
Diluted	$0.30	$0.33

 (1) Stock options to purchase 206,643 shares under the Stock Option Plan at $11.50 per share were outstanding during the three and six month periods ended June 30,  2012, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	June 30,	December 31,
	2013	2012
	(Dollars In thousands)

Commitments to grant loans	$9,969	$11,369
Unfunded commitments under lines of credit	$25,372	$26,419

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At June 30, 2013 and December 31, 2012, the Company’s fixed rate loan commitments totaled $9.2 million and $8.9 million, respectively.  The range of interest rates on these fixed rate commitments was 3.60% to 7.25% at June 30, 2013.

Note 7 – Stock-based Compensation

As of June 30, 2013, the Company had three stock-based compensation plans currently allocated, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $33,000, and $30,000 for the three months ended June 30, 2013 and 2012, respectively. The compensation cost that has been recorded for the six months ended June 30, 2013 and 2012, respectively, was $65,000 and $59,000.

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

A summary of the status of the Stock Option Plan as of June 30, 2013 and 2012 is presented below:

	June 30, 2013			June 30, 2012
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	236,809	$11.05		236,809	$11.05
Granted	-	-		-	-
Exercised	(506)	8.01		-	-
Forfeited	-	-		-	-
Outstanding at end of quarter	236,303	$11.05	3 years	236,809	$11.05	4 years

Options exercisable at end of quarter	227,043	$11.18	3 years	221,845	$11.26	4 years

Fair value of options granted		-			-

:

At June 30, 2013, stock options outstanding had an intrinsic value of $153,000 and 60,753 options remained available for grant under the Stock Option Plan.  Compensation expense amounted to $2,000 and $3,000 for the three months ended June 30, 2013 and 2012, respectively. Compensation expense amounted to $4,000 for the six months ended June 30, 2013 and $5,000 for the six months ended June 30, 2012. At June 30, 2013, $9,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 6 to 18 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

Awards vest at a rate of 20% per year.  As of June 30, 2013 there were 77,711 shares vested or distributed to eligible participants under the RRP.  Compensation expense related to the RRP amounted to $8,000 for the three months ended June 30, 2013 and 2012. Compensation expense related to the RRP amounted to $17,000 for the six months ended June 30, 2013 and $15,000 for the six months ended June 30, 2012. At June 30, 2013, $39,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 6 to 48 months.

A summary of the status of unvested shares under the RRP for the six months ended June 30, 2013 and 2012 is as follows:
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

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and the Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP.  The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.  As of June 30, 2013, the balance of the loan to the ESOP was $2.0 million and the fair value of unallocated shares was $2.1 million.  As of June 30, 2013, there were 46,785 allocated shares and 182,504 unallocated shares compared to 45,191 allocated shares and 190,439 unallocated shares at June 30, 2012. The ESOP compensation expense was $23,000 for the quarter ended June 30, 2013, and $20,000 for the quarter ended June 30, 2012 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $44,000 for the six months ended June 30, 2013 and $39,000 for the six months ended June 30, 2012 based on 3,968 shares earned in each of those periods.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2013 and December 31, 2012 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 were as follows:

	Fair Value Measurements at June 30, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$14,325	$14,325	$-	$-
Municipal bonds	55,046	-	55,046	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	86	-	86	-
Collateralized mortgage obligations-government sponsored entities	59,951	-	59,951	-
Government National Mortgage Association	2,444	-	2,444	-
Federal National Mortgage Association	13,034	-	13,034	-
Federal Home Loan Mortgage Corporation	5,021	-	5,021	-
Asset-backed securities:
Private label	3,840	-	-	3,840
Government sponsored entities	150	-	150	-
Equity securities	30	-	30	-
Total	$153,927	$14,325	$135,762	$3,840

Measured at fair value on a non-recurring basis:
Impaired loans	$125	$-	$-	$125
Foreclosed real estate	332	-	-	332

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the six months ended June 30, 2013.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the six months ended June 30, 2013 and 2012:

	2013	2012
	(Dollars in thousands)
Beginning Balance	$3,873	$3,936
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income	118	330
Total losses - realized/unrealized:
Included in earnings	-	(57)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Sales	-	-
Principal paydowns	(151)	(223)
Transfers to (out of) Level 3	-	-

Ending Balance	$3,840	$3,986

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

The following table presents additional quantitative information about the Level 3 inputs for the asset-backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of June 30, 2013 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value Estimate	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
Asset-backed securities - private label	$3,840	Prime First and Second Lien - Residential Real Estate	CCC thru D	2 - 8	5.0% - 8.0%	70.0% - 100.0%

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

An impaired loan is carried at fair value based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of June 30, 2013 and December 31, 2012, impaired loans with a specific allowance had a carrying amount of $201,000 with a valuation allowance of $50,000. The allocated allowance is based on a fair value of $125,000 less estimated liquidation expenses of 10% of the collateral value and the anticipated receipt of Small Business Administration (“SBA”) guaranteed funds on one of the loans, resulting in no additional provision for loan losses during the three month period ended June 30, 2013. The use of independent appraisals, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral of impaired loans and are therefore classified within Level 3 of the fair value hierarchy.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value based on recent appraisals less estimated selling costs and which has been subsequently written down during the period. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral on foreclosed real estate and is therefore classified within Level 3 of the fair value hierarchy. As of June 30, 2013, foreclosed real estate had a carrying amount of $413,000 and was written down to $304,000 based on a fair value of $332,000 less estimated liquidation expenses of 7% to 15% of the collateral value, resulting in no additional write downs during the three month period ended June 30, 2013. As of December 31, 2012 foreclosed real estate had a carrying amount of $457,000 and was written down to $351,000 based on a fair value of $378,000 less estimated liquidation expenses of 7% to 15% of the collateral value.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at June 30, 2013
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$36,108	$36,108	$36,108	$-	$-
Securities available for sale	153,927	153,927	14,325	135,762	3,840
Federal Home Loan Bank stock	1,704	1,704	-	1,704	-
Loans receivable, net	269,872	259,637	-	-	259,637
Accrued interest receivable	1,784	1,784	-	1,784	-

Financial liabilities:
Deposits	393,092	398,720	-	398,720	-
Short-term borrowings	13,150	13,150	-	13,150	-
Long-term debt	9,550	9,756	-	9,756	-
Accrued interest payable	22	22	-	22	-

Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2012
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$19,765	$19,765	$19,765	$-	$-
Securities available for sale	159,368	159,368	15,195	140,300	3,873
Federal Home Loan Bank stock	1,852	1,852	-	1,852	-
Loans receivable, net	272,933	273,202	-	-	273,202
Accrued interest receivable	1,802	1,802	-	1,802	-

Financial liabilities:
Deposits	378,543	383,578	-	383,578	-
Short-term borrowings	11,200	11,200	-	11,200	-
Long-term debt	14,400	14,748	-	14,748	-
Accrued interest payable	43	43	-	43	-

Off-balance-sheet financial instruments	-	-	-	-	-

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

Note 9 – Treasury Stock

During the quarter and six months ended June 30, 2013, the Company did not repurchase any shares of common stock. As of June 30, 2013, there were 71,510 shares remaining to be repurchased under the existing stock repurchase program.

During the quarter and six months ended June 30, 2012, the Company did not repurchase any shares of common stock. As of June 30, 2012, there were 91,510 shares remaining to be repurchased under the existing stock repurchase program.

Note 10 – Subsequent Events

On July 24, 2013, the Board of Directors declared a quarterly dividend of $0.07 per share on the Company’s common stock, payable on August 20, 2013 to shareholders of record as of August 6, 2013. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 61.4% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $255,000. On March 25, 2013, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 26, 2014, aggregating up to $0.28 per share. The MHC waived $255,000 of dividends during the three months ended June 30, 2013 and $510,000 for the six month period ended June 30, 2013. Cumulatively, Lake Shore, MHC has waived approximately $4.9 million of cash dividends as of June 30, 2013.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

The following factors, including the factors set forth in Part II, Item 1A of this and previous Quarterly Reports on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

•	general and local economic conditions;

•	changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values and competition;

•	the ability of our customers to make loan payments;

•	our ability to continue to control costs and expenses;

•	changes in accounting principles, policies or guidelines;

•	our success in managing the risks involved in our business;

•	inflation, and market and monetary fluctuations;

•	the transfer of supervisory and enforcement authority over savings banks to the Office of the Comptroller of the Currency and savings and loan holding companies to the Federal Reserve Board;

•	the effect of new capital standards to be imposed by banking regulators;

•	changes in legislation or regulation, including the implementation of the Dodd-Frank Act; and

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of June

30, 2013 compared to the financial condition as of December 31, 2012 and the consolidated results of operations for the three and six months ended June 30, 2013 and 2012.

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

While the recession is officially over, continued weakness in the economy and high unemployment remain. These weaknesses can have a negative effect on a bank’s earnings and liquidity. The Federal Reserve is still actively working on keeping interest rates at very low levels. The Fed Funds rate has remained at 0.00%-0.25% for more than four years. The Federal Reserve has indicated that the Fed Funds rate will remain low and may not increase until mid-2015, which is longer than previously anticipated and is regardless of what happens with the quantitative easing (“QE”) programs. Furthermore, the Federal Reserve has recently indicated that it may reduce or “taper” its QE program to purchase up to $85 billion in mortgage-backed securities and treasuries on a monthly basis, which quickly resulted in significant decreases in bond prices and increases in yields.  The rates offered on mortgage products have increased with the impact on volume yet to be determined.  We will continue to closely monitor the impact of the national and regional economy on our net interest margin, results of operations and critical risk areas, including interest rate risk and credit risk.

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

Branching.  We opened our sixth branch office in Erie County, New York during the second quarter of 2013. This branch is located in Snyder, New York and is our eleventh branch overall. This office has generated nearly  $5.0 million of deposits as of June 30, 2013. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield in Chautauqua County, New York and in Depew, East Amherst, Hamburg, Kenmore,

Orchard Park and Snyder in Erie County, New York.  Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending.    Historically, our lending portfolio has consisted predominately of residential one- to four-family mortgage loans.  At June 30, 2013 and December 31, 2012, we held $164.5 million and $167.8 million of residential one- to four-family mortgage loans, respectively, which constituted 61.1% and 61.7% respectively, of our total loan portfolio. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At June 30, 2013 and December 31, 2012, our commercial real estate loan portfolio consisted of loans totaling $58.3 million and $57.7 million respectively, or 21.7% and 21.2%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At June 30, 2013 and December 31, 2012, our commercial loan portfolio consisted of loans totaling $13.3 million and $13.7 million, respectively, or 4.9% and 5.0%, respectively, of total loans. Other loan products offered to our customers include home equity loans and lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. We may sell one-to four-family residential loans in the future as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential mortgage loans. One- to four-family residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

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

At June 30, 2013 and December 31, 2012, we had $153.9 million and $159.4 million, respectively, invested in securities available for sale, the majority of which are agency mortgage-backed securities, agency collateralized mortgage obligation securities (“CMOs”) and municipal securities.

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

	For the Three Months Ended			For the Three Months Ended
	June 30, 2013			June 30, 2012
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$25,136	$5	0.08%	$24,114	$9	0.15%
Securities	159,656	1,160	2.91%	170,655	1,451	3.40%
Loans	270,058	3,456	5.12%	267,245	3,553	5.32%
Total interest-earning assets	454,850	4,621	4.06%	462,014	5,013	4.34%
Other assets	34,114			30,415
Total assets	$488,964			$492,429

Interest-bearing liabilities
Demand & NOW accounts	$42,453	$12	0.11%	$41,665	$13	0.12%
Money market accounts	73,779	69	0.37%	62,343	83	0.53%
Savings accounts	39,274	10	0.10%	35,812	14	0.16%
Time deposits	200,541	715	1.43%	214,708	926	1.73%
Borrowed funds	23,457	65	1.11%	32,062	130	1.62%
Other interest-bearing liabilities	1,183	26	8.79%	1,227	27	8.80%
Total interest-bearing liabilities	380,687	897	0.94%	387,817	1,193	1.23%
Other non-interest bearing liabilities	40,883			39,128
Stockholders' equity	67,394			65,484
Total liabilities & stockholders' equity	$488,964			$492,429
Net interest income		$3,724			$3,820
Interest rate spread			3.12%			3.11%
Net interest margin			3.27%			3.31%

	For the Six Months Ended			For the Six Months Ended
	June 30, 2013			June 30, 2012
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$20,115	$8	0.08%	$22,505	$13	0.12%
Securities	159,207	2,339	2.94%	168,921	2,930	3.47%
Loans	271,063	6,935	5.12%	269,475	7,150	5.31%
Total interest-earning assets	450,385	9,282	4.12%	460,901	10,093	4.38%
Other assets	33,978			30,443
Total assets	$484,363			$491,344

Interest-bearing liabilities
Demand & NOW accounts	$41,879	$24	0.11%	$41,056	$26	0.13%
Money market accounts	71,973	134	0.37%	61,439	165	0.54%
Savings accounts	38,259	20	0.10%	34,885	27	0.15%
Time deposits	199,559	1,438	1.44%	216,504	1,899	1.75%
Borrowed funds	24,169	141	1.17%	32,654	287	1.76%
Other interest-bearing liabilities	1,188	52	8.75%	1,233	54	8.76%
Total interest-bearing liabilities	377,027	1,809	0.96%	387,771	2,458	1.27%
Other non-interest bearing liabilities	39,970			38,262
Stockholders' equity	67,366			65,311
Total liabilities & stockholders' equity	$484,363			$491,344
Net interest income		$7,473			$7,635
Interest rate spread			3.16%			3.11%
Net interest margin			3.32%			3.31%

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

	Three Months Ended June 30, 2013
	Compared to
	Three Months Ended June 30, 2012
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest earning assets:
Interest-earning deposits & federal funds sold	$(4)	$-	$(4)
Securities	(202)	(89)	(291)
Loans, including fees	(134)	37	(97)
Total interest-earning assets	(340)	(52)	(392)

Interest-bearing liabilities:
Demand & NOW accounts	(2)	1	(1)
Money market accounts	(27)	13	(14)
Savings accounts	(5)	1	(4)
Time deposits	(153)	(58)	(211)
Total deposits	(187)	(43)	(230)

Other interest-bearing liabilities:
Borrowed funds & other	(35)	(31)	(66)

Total interest-bearing liabilities	(222)	(74)	(296)

Total change in net interest income	$(118)	$22	$(96)

	Six Months Ended June 30, 2013
	Compared to
	Six Months Ended June 30, 2012
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest earning assets:
Interest-earning deposits & federal funds sold	$(4)	$(1)	$(5)
Securities	(430)	(161)	(591)
Loans, including fees	(257)	42	(215)
Total interest-earning assets	(691)	(120)	(811)

Interest-bearing liabilities:
Demand & NOW accounts	(3)	1	(2)
Money market accounts	(56)	25	(31)
Savings accounts	(9)	2	(7)
Time deposits	(320)	(141)	(461)
Total deposits	(388)	(113)	(501)

Other interest-bearing liabilities:
Borrowed funds & other	(82)	(66)	(148)

Total interest-bearing liabilities	(470)	(179)	(649)

Total change in net interest income	$(221)	$59	$(162)

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

For the three months ended June 30, 2013, the average yields on our loan portfolio and investment portfolio were 5.12% and 2.91%, respectively, in comparison to 5.32% and 3.40%, respectively, for the three months ended June 30, 2012. Overall, the average yield on our interest earning assets decreased by 28 basis points to 4.06% for the three months ended June 30, 2013 in comparison to the three months ended June 30, 2012.  For the three months ended June 30, 2013, the average rate that we were paying on interest-bearing liabilities decreased by 29 basis points to 0.94% in comparison to the same period in the prior year.  This was partially due to a 51 basis point decrease in the average interest rate paid on our borrowings from 1.62% for the three months ended June 30, 2012 to 1.11% for the three month period ended June 30, 2013 and a 30 basis point decrease in the average rate paid on time deposits from 1.73% for the three month period ended June 30, 2012 to 1.43% for the three month period ended June 30, 2013. Our interest rate spread for the three months ended June 30, 2013 and 2012 was 3.12% and 3.11%, respectively.  Our net interest margin was 3.27% and 3.31% for the three months ended June 30, 2013 and 2012, respectively.

For the six month period ended June 30, 2013, the average yields on our loan portfolio and investment portfolio were 5.12% and 2.94%, respectively, in comparison to 5.31% and 3.47%, respectively, for the six months ended June 30, 2012. Overall, the average yield on our interest earning assets decreased by 26 basis points to 4.12% for the six months ended June 30, 2013 from 4.38% for the six months ended June 30, 2012.  For the six months ended June 30, 2013, the average rate we were paying on interest-bearing liabilities decreased by 31 basis points to 0.96% in comparison to the same period in the prior year.  This was partially due to a 59 basis point decrease in the average interest rate paid on our borrowings from 1.76% for the six months ended June 30, 2012 to 1.17% for the six month period ended June 30, 2013 and a 31 basis point decrease in the average rate paid on time deposits from 1.75% for the six month period ended June 30, 2012 to 1.44% for the six month period ended June 30, 2013. Our interest rate spread for the six months ended June 30, 2013 was 3.16%, which was a 5 basis point increase in comparison to the six months ended June 30, 2012. Our net interest margin was 3.32% and 3.31% for the six months ended June 30, 2013 and 2012, respectively.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets at June 30, 2013 were $489.0 million, an increase of $6.6 million, or 1.4%, from $482.4 million at December 31, 2012.  The increase in total assets was primarily due to a $16.3 million increase in cash and cash equivalents, partially offset by a $5.4 million decrease in securities available for sale and a $3.1 million decrease in net loans receivable.

Cash and cash equivalents increased by $16.3 million, or 82.7%, from $19.8 million at December 31, 2012 to $36.1 million at June 30, 2013.  The increase was primarily attributed to a $15.6 million increase in federal funds sold as a result of a $14.5 million increase in deposits which have not yet fully been used to fund loan originations or to purchase securities available for sale.

Securities available for sale decreased $5.4 million, or 3.4%, to $153.9 million at June 30, 2013 compared to $159.4 million at December 31, 2012.  The decrease was primarily due to the $6.0 million decrease in the mark to market value of the securities available for sale portfolio between December 31, 2012 and June 30, 2013. During the six month period ended June 30, 2013, the Company purchased $17.1 million of available for sale securities, including collateralized mortgage obligations and municipal bonds.  The purchases were primarily funded by the receipt of $16.2 million in pay-downs on the investment portfolio with the remainder being funded by deposit growth.

Net loans receivable decreased during the six month period ended June 30, 2013, as shown in the table below:

	At June 30,	At December 31,	Change
	2013	2012	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$164,500	$167,794	$(3,294)	(2.0)%
Home equity	30,769	30,724	45	0.1%
Commercial	58,275	57,653	622	1.1%
Construction	445	416	29	7.0%

Total real estate loans	253,989	256,587	(2,598)	(1.0)%

Other Loans:
Commercial	13,311	13,680	(369)	(2.7)%
Consumer	1,732	1,791	(59)	(3.3)%

Total gross loans	269,032	272,058	(3,026)	(1.1)%
Allowance for loan losses	(1,823)	(1,806)	(17)	0.9%
Net deferred loan costs	2,663	2,681	(18)	(0.7)%

Loans receivable, net	$269,872	$272,933	$(3,061)	(1.1)%

The decrease in net loans receivable was primarily due to a decrease in all loan categories except for commercial real estate, home equity loans, and construction. During 2013, we remain strategically focused on our commercial real estate and commercial loan portfolios to diversify our asset mix, to take advantage of the opportunities available to serve small businesses in our market area, and to maintain an effective net interest margin. During the first six months of 2013, the Company continued its strategic decision to not match lower rates offered by our competitors on residential one- to four- family mortgage loans in an effort to avoid increased interest rate risk. Management continues to look for high quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable and prudent.

Other assets decreased by $1.5 million, or 52.0%, to $1.4 million as of June 30, 2013 in comparison to $2.9 million at December 31, 2012. The decrease was primarily due to the sale of $1.4 million of available for sale securities in the fourth quarter of 2012, which settled during the first quarter of 2013.

The table below shows changes in deposit balances by type of deposit between June 30, 2013 and December 31, 2012:

	At June 30,	At December 31,	Change
	2013	2012	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$34,060	$32,478	$1,582	4.9%
Interest bearing	42,577	42,350	227	0.5%
Money market	74,880	68,228	6,652	9.7%
Savings	39,975	36,990	2,985	8.1%
Time deposits	201,600	198,497	3,103	1.6%

Total deposits	$393,092	378,543	14,549	3.8%

The increase in total deposits was primarily due to an increase in all deposit categories. The growth in money market, savings and checking accounts was the result of the Company’s continued strategic focus on growing core deposits among its retail and commercial customers. The growth in time deposits was primarily due to the opening of our newest branch office in Snyder, New York, during the second quarter of 2013.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $2.9 million, or 11.3%, from $25.6 million at December 31, 2012 to $22.7 million at June 30, 2013. Long-term debt decreased $4.9 million, or 33.7%, from $14.4 million at December 31, 2012 to $9.6 million at June 30, 2013. Short-term borrowings increased $1.9 million, or 17.4%, from $11.2 million at December 31, 2012 to $13.2 million at June 30, 2013.  As long-term debt matured, the Company paid off $2.9 million of such debt in order to reduce interest expense, and the remaining proceeds were transferred into short-term borrowings to take advantage of lower interest rates.

Total stockholders’ equity decreased by $2.2 million, or 3.3%, to $64.8 million as of June 30, 2013 in comparison to $67.0 million as of December 31, 2012. The decrease was primarily due to a $3.7 million decrease in unrealized gains on available for sale securities (after taxes) due to the increase in interest rates during June 2013 and $294,000 in cash dividends paid during the six month period ended June 30, 2013, partially offset by net income of $1.7 million for the same time period.

Comparison of Results of Operations for the Three Months Ended June 30, 2013 and 2012

General.  Net income was $800,000 for the three month period ended June 30, 2013, or $0.14 per diluted share, a decrease of $95,000, or 10.6%, compared to net income of $895,000 or $0.16 per diluted share, for the three month period ended June 30, 2012.  The decrease in net income was primarily due to a $96,000 decrease in net interest income and a $215,000 increase in non-interest expenses, partially offset by a $85,000 decrease in the provision for loan losses, $58,000 increase in non-interest income and a $73,000 decrease in income tax expense.

Interest Income.  Interest income decreased by $392,000, or 7.8%, to $4.6 million for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012.  Loan interest income decreased by $97,000, or 2.7%, to $3.5 million for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012, due to a decrease in the average yield on loans from 5.32% for the three month period ended June 30, 2012 to 5.12% for the three month period ended June 30, 2013. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off, as a result of the current low interest rate environment. The average balance of the loan portfolio increased $2.8 million, or 1.1%, from $267.2 million for the three month period ended June 30, 2012 to $270.1 million for the three month period ended June 30, 2013. The increase in the average balance of loans receivable was primarily due to an increase in the average balance of commercial real estate and home equity loans, partially offset by a decrease in the average balance of one- to four-family real estate loans. As previously indicated, the decrease in the average balance of one- to four- family real estate loans was a strategic decision by the Company to not match competitor rates in an effort to avoid increased interest rate risk.  Investment interest income decreased by $291,000, or 20.1%, to $1.2 million for the three month period ended June 30, 2013 compared to $1.5 million for the three month period ended June 30, 2012 due to a decrease in the average yield on securities from 3.40% for the three month period ended June 30, 2012 to 2.91% for the three month period ended June 30, 2013. The average yield on the investment portfolio decreased as new securities were purchased at lower yields than the rates earned on securities which had paid off, as a result of the current low interest rate environment. The average balance of the investment portfolio decreased from $170.7 million for the three months ended June 30, 2012 to $159.7 million for the three months ended June 30, 2013 primarily due to the receipt of paydowns which have not yet been re-invested.

Interest Expense.  Interest expense decreased by $296,000, or 24.8%, to $897,000 for the three month period ended June 30, 2013 compared to $1.2 million for the three month period ended June 30, 2012. Interest expense on deposits decreased by $230,000, or 22.2%, to $806,000 for the three month period ended June 30,

2013 when compared to the three month period ended June 30, 2012 primarily due to the decrease in the average rate paid on deposits. The average balance of deposits for the three month period ended June 30, 2013 was $356.0 million with an average rate of 0.91% compared to the average balance of deposits of $354.5 million and an average rate of 1.17% for the three month period ended June 30, 2012. The decrease in the average rate paid on deposits was due to the continued low interest rate environment in 2013. The increase in the average balance of deposits was primarily due to deposit growth in core deposit accounts, partially offset by a decrease in the average balance of time deposits. Interest expense related to advances from the FHLBNY decreased $65,000, or 50.0%, to $65,000 for the three month period ended June 30, 2013 when compared to the three month period ended June 30, 2012. This decrease was due to an $8.6 million decrease in average FHLBNY advance balances and a 51 basis point decline in the average rate paid on FHLBNY advances when comparing the three month period ended June 30, 2013 with the three month period ended June 30, 2012. The decrease in the average FHLBNY advance balances was a result of the Company’s decision to utilize excess cash obtained from loan prepayments to pay down borrowings. The low interest rate environment caused the average rate paid on borrowings to decrease.

Provision for Loan Losses.  A  provision to the allowance for loan losses was not recorded during the three month period ended June 30, 2013, resulting in a decrease of $85,000, compared to a provision of $85,000 during the three month period ended June 30, 2012. Net charge-offs were $11,000 for the three month period ended June 30, 2013 compared to $86,000 for the three month period ended June 30, 2012. Our credit quality remains strong, with non-performing loans increasing slightly to $2.9 million, or 1.09% of total loans, at June 30, 2013 as compared to $2.1 million, or 0.89% of total loans, at June 30, 2012.

During the three month period ended June 30, 2013, the Company recorded a $93,000 provision for loan losses in commercial real estate loans due to changes in the related environmental factors, including an increase in average commercial real estate loan balances. The Company recorded a $120,000 credit for loan losses on one- to four-family loans, home equity and consumer loans during the three month period ended June 30, 2013, due to a decrease in classified loans. The Company recorded a $15,000 provision for loan losses on commercial business loans primarily due to loan charge-offs.

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

Non-interest Income.  Non-interest income increased $58,000, or 12.7%, from $457,000 for the three months ended June 30, 2012 to $515,000 for the three months ended June 30, 2013. The increase was primarily due to a non-cash, pre-tax impairment charge of $57,000 to write-down a single asset-backed security during the quarter ended June 30, 2012. The impairment charge was attributable to a significant decline in the market value of a bond that was not expected to be recovered over its term.

Non-interest Expense.  Non-interest expense increased by $215,000, or 7.1%, to $3.3 million for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012. Salaries and employee benefits expense increased $39,000, or 2.5%, for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012. The increase was primarily due to staffing for our newest branch office in Snyder, NY which opened in April 2013, annual salary increases and lower deferred salary expenses due to a decrease in loan originations during the three months ended June 30, 2013 when compared to the same period in 2012.    Occupancy and equipment expense increased $49,000, or 10.9%, for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012 primarily due to increases in software maintenance costs, property taxes, maintenance and repairs of buildings and equipment and the opening of the Snyder branch office.  Professional services expense increased $44,000, or 12.5%, for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012, primarily due to higher accounting and consulting expenses to ensure compliance with regulatory and SEC guidance. Advertising expense increased $92,000, or 113.6%, for the three month period ended June 30, 2013 when compared to the same time period in 2012 primarily due to increased advertising for the opening of our newest branch office. FDIC insurance expense increased $10,000, or 17.9%, for the three month period ended June 30, 2013 compared to the three month period June 30, 2012, primarily due to an increase in assessed fees resulting from an increase in deposits since June 30, 2012. Data processing expenses increased $7,000, or 4.5%, during the three month period ended June 30, 2013. Furthermore, postage and supplies increased $6,000, or 10.7%, during the three month period ended June 30, 2013 compared to the same period in the prior year. Both of these increases were primarily due to the costs associated with the opening of our newest branch office. These increases were partially offset by a $32,000 decrease in other non-interest expenses from $359,000 for the three month period ended June 30, 2012 to $327,000 for the three month period ended June 30, 2013, primarily due to a decrease in foreclosure and other real estate owned expenses.

Income Tax Expense.  Income tax expense decreased by $73,000, or 28.9%, from $253,000 for the three month period ended June 30, 2012 to $180,000 for the three month period ended June 30, 2013.  The decrease was primarily due to a decrease in income before income taxes during the three month period ended June 30, 2013 as well as a decrease in the effective tax rate from 22.0% for the three month period ended June 30, 2012 to 18.4% for the three month period ended June 30, 2013. The decrease in the effective tax rate was primarily due to a decrease in income as well as a disproportionate increase in tax exempt income.

Comparison of Results of Operations for the Six Months Ended June 30, 2013 and 2012

General.  Net income was $1.7 million for the six month period ended June 30, 2013, or $0.30 per diluted share, a decrease of $196,000, or 10.3%, compared to net income of $1.9 million or $0.33 per diluted share, for the six month period ended June 30, 2012.  The decrease in net income was primarily due to a $162,000 decrease in net interest income and a $251,000 increase in non-interest expenses, partially offset by a $5,000 decrease in provision for loan losses, a $52,000 increase in non-interest income and a $160,000 decrease in income tax expense.

Interest Income.  Interest income decreased by $811,000, or 8.0%, to $9.3 million for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012.  Loan interest income decreased by $215,000, or 3.0%, to $6.9 million for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, due to a decrease in the average yield of the loan portfolio from 5.31% for the six month period ended June 30, 2012 to 5.12% for the six month period ended June 30, 2013. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off, as a result of the current low interest rate environment. The average balance of the loan portfolio increased $1.6 million, or 0.6%, from $269.5 million for the six month period ended June 30, 2012 to $271.1 million for the six month period ended June 30, 2013. The increase in the average balance of loans receivable was primarily due to an increase in the average balance of commercial real estate and home equity loans, partially offset by a decrease in the average balance of one- to four-family real estate loans. As previously indicated, the decrease in the average balance of one- to four- family real estate loans was a strategic decision by the Company to not match competitor rates in an effort to avoid increased interest rate risk.  Investment interest income decreased by $591,000, or 20.2%, from $2.9 million for the six month period ended June 30, 2012 to $2.3 million for the six month period ended June 30, 2013 due to a decrease in the average yield from 3.47% for the six month period ended June 30, 2012 to 2.94% for the six month period ended June 30, 2013. The average yield on the investment portfolio decreased as new securities were purchased at lower yields than the rates earned on securities which had paid off, as a result of the current low interest rate environment. The average balance of the investment portfolio decreased from $168.9 million for the six months ended June 30, 2012 to $159.2 million for the six months ended June 30, 2013 primarily due to paydowns which have not yet been re-invested.

Interest Expense.  Interest expense decreased by $649,000, or 26.4%, to $1.8 million for the six month period ended June 30, 2013 compared to $2.5 million for the six month period ended June 30, 2012. Interest expense on deposits decreased by $501,000, or 23.7%, to $1.6 million for the six month period ended June 30, 2013 when compared to the six month period ended June 30, 2012 primarily due to the decrease in the average rate paid and the average balance of deposits. The average balance of deposits for the six month period ended June 30, 2013 was $351.7 million with an average rate of 0.92% compared to the average balance of deposits of $353.9 million and an average rate of 1.20% for the six month period ended June 30, 2012. The decrease in the average rate paid on deposits was due to the continued low interest rate environment in 2013. The decrease in the average balance of deposits was primarily due to a decrease in the average balance of time deposits partially offset by deposit growth in core deposit accounts. The interest expense related to advances from the FHLBNY decreased $146,000, or 50.9%, to $141,000 for the six month period ended June 30, 2013 when compared to the six month period ended June 30, 2012. This decrease was due to an $8.5 million decrease in average FHLBNY advance balances and a 59 basis point decline in the average rate paid on FHLBNY advances when comparing the six month period ended June 30, 2013 with the six month period ended June 30, 2012. The decrease in the average FHLBNY advance balances was a result of the Company’s decision to utilize excess cash obtained from loan prepayments to pay down borrowings. The low interest rate environment caused the average rate paid on borrowings to decrease.

Provision for Loan Losses.  A provision of $45,000 was recorded to the allowance for loan losses during the six month period ended June 30, 2013, compared to a provision of $50,000 during the six month period ended June 30, 2012. Net charge-offs were $28,000 for the six month period ended June 30, 2013 compared to $92,000 for the six month period ended June 30, 2012. Our credit quality remains strong, with non-performing loans increasing slightly to $2.9 million, or 1.09% of total loans, at June 30, 2013 as compared to $2.1 million, or 0.89% of total loans, at June 30, 2012.

During the six month period ended June 30, 2013, the Company recorded a $61,000 provision for loan losses on one- to four-family loans and consumer loans that had become classified loans or had been downgraded due to certain factors, such as delinquency or bankruptcy of the borrower. The Company recorded a $52,000 provision for loan losses on commercial business loans primarily due to changes in the environmental factors that reflected an increase in average net charge-offs during the three year period ended December 31, 2012, as well as an increase in loan charge-offs during the six month period ended June 30, 2013.  Upon review of the environmental factors relating to home equity loans during the six month period ended June 30, 2013, the Company determined that a $42,000 credit for loan losses was necessary due to a decrease in classified loan balances. During the six month period ended June 30, 2013, the Company recorded a $41,000 credit for loan losses for commercial real estate loans upon review of the environmental factors due to a decrease in classified loan balances.

During the six month period ended June 30, 2012, the Company recorded a $157,000 provision for loan losses on commercial real estate loans due to an increase in the loan balances and number of classified loans in this category. This provision was offset by an $83,000 reduction in the provision for loan losses on commercial business loans due to a reduction in the loan portfolio balances for this loan type. The provision for loan losses was further reduced by a net $28,000 decrease on the residential real estate loans (including one- to four-family loans and home equity loans) and consumer loans due to declining loan balances in these categories. The decrease in provision for loan losses on residential real estate loans was partially offset by the lengthening of the foreclosure process in New York State based on changes in state law, as discussed earlier in this document.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for details on the provision for loan losses.

Non-interest Income.  Non-interest income increased $52,000, or 5.3%, from $978,000 for the six months ended June 30, 2012 to $1.0 million for the six months ended June 30, 2013. The increase was primarily due to a non-cash, pre-tax impairment charge of $57,000 to write-down a single asset-backed security during the second quarter ended June 30, 2012. The impairment charge was attributable to a significant decline in the market value of a bond that was not expected to be recovered over its term.

Non-interest Expense.  Non-interest expense increased by $251,000, or 4.1%, to $6.4 million for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012. Salaries and employee benefits expense increased $64,000, or 2.1%, for the six month period ended June 30, 2013 compared to the six month period June 30, 2012.  The increase was primarily due to staffing for our newest branch office in Snyder, NY, which opened in April 2013, annual salary increases and lower deferred salary expenses due to a decrease in loan originations during the six months ended June 30, 2013 when compared to the same period in 2012.    Occupancy and equipment expense increased $99,000, or 11.1%, for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, primarily due to increases in software maintenance costs, property taxes, maintenance and repairs of buildings and equipment and the opening of the Snyder branch office.  Professional services expense increased $78,000, or 11.7%, for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, primarily due to higher accounting and consulting expenses to ensure compliance with regulatory and SEC guidance. Advertising expense increased $11,000, or 4.4%, for the six month period ended June 30, 2013 when compared to the same time period in 2012 primarily due to increased advertising for the opening of our newest branch office. FDIC insurance expense increased $13,000, or 11.1%, for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, resulting from an increase in assessed fees because of an increase in deposits since June 30, 2012. Data processing expenses increased $12,000, or 3.9%, during the six month period ended June 30, 2013. Furthermore, postage and supplies increased $15,000, or 12.3%, during the six month period ended June 30, 2013 compared to the same period in the prior year. Both of these increases were primarily due to the costs associated with the opening of our newest branch office. These increases were partially offset by a $41,000 decrease in other non-interest expenses from $680,000 for the six month period ended June 30, 2012 to $639,000 for the six month period ended June 30, 2013, primarily due to a decrease in foreclosure and other real estate owned expenses.

Income Tax Expense.  Income tax expense decreased by $160,000, or 29.1%, from $550,000 for the six month period ended June 30, 2012 to $390,000 for the six month period ended June 30, 2013. The decrease was primarily due to a decrease in income before income taxes during the six months ended June 30, 2013 as well as a decrease in the effective tax rate from 22.4% for the six month period ended June 30, 2012 to 18.6% for the six month period ended June 30, 2013. The decrease in the effective tax rate was primarily due to a decrease in income as well as a disproportionate increase in tax exempt income.

Loans Past Due and Non-performing Assets.  We define non-performing loans as loans that are either non-accruing, accruing whose payments are 90 days or more past due or are classified as troubled debt restructurings. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $3.6 million, or 0.74% of total assets, at June 30, 2013 and $3.0 million, or 0.62% of total assets, at December 31, 2012.

The following table presents information regarding our non‑accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At June 30,	At December 31,
	2013	2012
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$377	$10
Home equity	19	-
Commercial	-	-
Construction	-	-
Other loans:
Commercial loans	38	-
Consumer loans	28	18
Total	$462	$28
Loans accounted for on a nonaccrual basis:
Real estate loans:
Residential, one- to four-family (1)	$1,921	$1,628
Home equity (2)	203	299
Commercial	151	255
Construction	-	-
Other loans:
Commercial loans	208	201
Consumer loans	4	9
Total non-accrual loans	2,487	2,392
Total nonperforming loans	2,949	2,420
Foreclosed real estate	539	580
Performing restructured loans	151	-
Total nonperforming assets	$3,639	$3,000
Ratios:
Nonperforming loans as a percent of net loans:	1.09%	0.89
Nonperforming assets as a percent of total assets:	0.74%	0.62

(1)

As of June 30,  2013, one residential, one- to four-family loan for $62,000 and accounted for on a non-accrual basis was restructured and classified as a troubled debt restructuring, due to the borrower’s financial difficulties.

(2)

As of December 31, 2012, one home equity loan for $31,000 and accounted for on a non-accrual basis was restructured and classified as a troubled debt restructuring, due to the borrower’s financial difficulties.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Six Months Ended
	June 30,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period:	$1,806	$1,366
Provision for loan losses	45	50
Charge-offs:
Real estate loans:
Residential, one- to four-family	-	(100)
Construction	-	-
Commercial real estate	-	-
Home equity	-	-
Other loans:
Commercial	(30)	(1)
Consumer	(17)	(1)
Total charge-offs	(47)	(102)
Recoveries:
Real estate loans:
Residential, one- to four-family	8	1
Construction	-	-
Commercial real estate	5	8
Home equity	4	-
Other loans:
Commercial	2	-
Consumer	-	1
Total recoveries	19	10

Net charge-offs	(28)	(92)

Balance at end of period	$1,823	$1,324

Average loans outstanding	$271,063	$269,475
Allowance for loan losses as a percent of total net loans	0.68%	0.50%
Allowance for loan losses as a percent of non-performing loans	61.82%	64.30%
Ratio of net charge-offs to average loans outstanding(1)	0.02%	0.07%

(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest earning deposits at other financial institutions and funds provided from operations.  We have a written agreement with the Federal Home Loan Bank of New York, which allows us to borrow up to $120.2 million as of June 30, 2013, and is collateralized by a pledge of our mortgage loans.  At June 30, 2013, we had outstanding advances under this agreement of $22.7 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.0 million and a fair value of $10.6 million as of June 30, 2013. There were no balances outstanding with the Federal Reserve Bank discount window at June 30, 2013.  We  have also established a line of credit with M&T Bank for $7.0 million, of which $5.0 million is unsecured and the remaining $2.0 million is required to be secured by a pledge of our securities when a draw is made. There were no borrowings on this line as of June 30, 2013.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the six months ended June 30, 2013, we originated loans of approximately $23.2 million in comparison to approximately $19.8 million of loans originated during the six months ended June 30, 2012.  Purchases of investment securities totaled $17.1 million in the six months ended June 30, 2013 and $22.5 million in the six months ended June 30, 2012.

At June 30, 2013, we had loan commitments to borrowers of approximately $10.0 million and overdraft lines of protection and unused home equity lines of credit of approximately $25.4 million. Total deposits were $393.1 million at June 30, 2013, as compared to $384.8 million at June 30, 2012.  Time deposit accounts scheduled to mature within one year were $74.9 million at June 30, 2013.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended June 30, 2013:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

April 1 through April 30, 2013	-	$-	-	71,510
May 1 through May 31, 2013	-	-	-	71,510
June 1 through June 30, 2013	-	-	-	71,510
Total	-	$-	-	71,510

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

LAKE SHORE BANCORP, INC.
(Registrant)

August 13, 2013	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2013	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)