Form 10-Q
period 2013-09-30
LAKE SHORE BANCORP, INC.
filed 2013-11-12
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes  [X]No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [X]No  [ ]

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

There were 5,914,638 shares of the registrant’s common stock, $.01 par value per share, outstanding at November 1, 2013.

PART I

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$6,845	$7,374
Interest earning deposits	614	4,392
Federal funds sold	12,012	7,999
Cash and Cash Equivalents	19,471	19,765
Securities available for sale	162,220	159,368
Federal Home Loan Bank stock, at cost	1,621	1,852
Loans receivable, net of allowance for loan losses 2013 $1,819; 2012 $1,806	273,788	272,933
Premises and equipment, net	9,804	9,685
Accrued interest receivable	1,952	1,802
Bank owned life insurance	14,339	14,124
Other assets	2,239	2,858

Total Assets	$485,434	$482,387

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$355,835	$346,065
Non-interest bearing	35,317	32,478
Total Deposits	391,152	378,543
Short-term borrowings	11,700	11,200
Long-term debt	9,150	14,400
Advances from borrowers for taxes and insurance	1,928	3,209
Other liabilities	6,134	8,050
Total Liabilities	$420,064	$415,402

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,613,006 shares issued and 5,914,638 shares outstanding at September 30, 2013 and 6,612,500 shares issued and 5,919,132 shares outstanding at December 31, 2012	$66	$66
Additional paid-in capital	27,976	27,973
Treasury stock, at cost (698,368 shares at September 30, 2013 and 693,368 shares at December 31, 2012)	(6,527)	(6,469)
Unearned shares held by ESOP	(1,897)	(1,961)
Unearned shares held by RRP	(512)	(553)
Retained earnings	44,719	42,468
Accumulated other comprehensive income	1,545	5,461
Total Stockholders' Equity	65,370	66,985
Total Liabilities and Stockholders' Equity	$485,434	$482,387

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012		2013	2012
			(Unaudited)
		(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,426	$3,450		$10,361	$10,600
Investment securities, taxable	696	875		2,071	2,857
Investment securities, tax-exempt	499	480		1,463	1,428
Other	5	10		13	23
Total Interest Income	4,626	4,815		13,908	14,908

Interest Expense
Deposits	797	995		2,413	3,112
Short-term borrowings	12	14		38	37
Long-term debt	50	107		165	371
Other	27	27		79	81
Total Interest Expense	886	1,143		2,695	3,601

Net Interest Income	3,740	3,672		11,213	11,307

Provision for Loan Losses	60	220		105	270

Net Interest Income after Provision for Loan Losses	3,680	3,452		11,108	11,037

Non-Interest Income
Service charges and fees	421	414		1,234	1,262
Earnings on bank owned life insurance	66	62		215	182
Gain on sale of securities available for sale	206	-		206	-
Total other-than-temporary impairment (“OTTI”) losses	(613)	-		(613)	(566)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	433	-		433	509
Net OTTI losses recognized in earnings	(180)	-		(180)	(57)

Other	28	30		96	97
Total Non-Interest Income	541	506		1,571	1,484

Non-Interest Expenses
Salaries and employee benefits	1,524	1,524		4,664	4,600
Occupancy and equipment	520	437		1,509	1,327
Professional services	333	338		1,079	1,006
Data processing	163	161		480	466
Advertising	93	82		357	335
Postage and supplies	55	62		192	184
FDIC Insurance	64	57		194	174
Other	261	213		900	893
Total Non-Interest Expenses	3,013	2,874		9,375	8,985

Income before Income Taxes	1,208	1,084		3,304	3,536

Income Tax Expense	222	221		612	771
Net Income	$986	$863		$2,692	$2,765

Basic and diluted earnings per common share	$0.17	$0.15		$0.47	$0.48
Dividends declared per share	$0.07	$0.07		$0.21	$0.21

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended
	September 30,
	2013	2012
	(Unaudited)
	(Dollars in thousands)

Net Income	$986	$863

Other Comprehensive (Loss) Income, net of tax benefit (expense)
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense) 2013 $141; 2012 $(539)	(223)	853

Reclassification adjustments related to:
Gains on sales of securities included in net income, net of tax expense 2013 $80	(126)	-
Impairment charge for losses included in net income, net of tax benefit 2013 $70	110	-
Total Other Comprehensive (Loss) Income	(239)	853

Total Comprehensive Income	$747	$1,716

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)
	(Dollars in thousands)

Net Income	$2,692	$2,765

Other Comprehensive (Loss) Income, net of tax benefit (expense)
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense) 2013 $2,461; 2012 $(579)	(3,900)	917

Reclassification adjustments related to:
Gains on sales of securities included in net income, net of tax expense 2013 $80	(126)	-
Impairment charge for losses included in net income, net of tax benefit 2013 $70; 2012 $22	110	35
Total Other Comprehensive (Loss) Income	(3,916)	952

Total Comprehensive (Loss) Income	$(1,224)	$3,717

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Nine  Months Ended September 30, 2013 and 2012 (unaudited)

				Unearned	Unearned		Accumulated
		Additional		Shares	Shares		Other
	Common	Paid-In	Treasury	Held by	Held by	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	RRP	Earnings	Income (Loss)	Total
	(In thousands, except share and per share data)
Balance - January 1, 2012	$66	$27,987	$(6,260)	$(2,046)	$(606)	$39,770	$5,036	$63,947
Net income	-	-	-	-	-	2,765	-	2,765
Other comprehensive income, net of tax expense of $601	-	-	-	-	-	-	952	952
ESOP shares earned (5,951 shares)	-	(4)	-	64	-	-	-	60
Stock based compensation	-	6	-	-	-	-	-	6
RRP shares earned (2,978 shares)	-	(16)	-	-	40	-	-	24
Cash dividends declared ($0.21 per share)	-	-	-	-	-	(698)	-	(698)
Balance - September 30, 2012	$66	$27,973	$(6,260)	$(1,982)	$(566)	$41,837	$5,988	$67,056

Balance - January 1, 2013	$66	$27,973	$(6,469)	$(1,961)	$(553)	$42,468	$5,461	66,985
Net income	-	-	-	-	-	2,692	-	2,692
Other comprehensive loss, net of tax benefit of $2,471	-	-	-	-	-	-	(3,916)	(3,916)
Stock options exercised (506 shares)	-	4	-	-	-	-	-	4
ESOP shares earned (5,951 shares)	-	3	-	64	-	-	-	67
Stock based compensation	-	7	-	-	-	-	-	7
RRP shares earned (3,017 shares)	-	(11)	-	-	41	-	-	30
Purchase of treasury stock, at cost (5,000 shares)	-	-	(58)	-	-	-	-	(58)
Cash dividends declared ($0.21 per share)	-	-	-	-	-	(441)	-	(441)
Balance - September 30, 2013	$66	$27,976	$(6,527)	$(1,897)	$(512)	$44,719	$1,545	$65,370

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,692	$2,765
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	405	298
Amortization of deferred loan costs	386	421
Provision for loan losses	105	270
Impairment of investment securities	180	57
Gain on sale of investment securities	(206)	-
Originations of loans held for sale	(891)	(274)
Proceeds from sales of loans held for sale	891	274
Depreciation and amortization	516	495
Increase in bank owned life insurance, net	(215)	(182)
ESOP shares committed to be released	67	60
Stock based compensation expense	37	30
Increase in accrued interest receivable	(150)	(93)
Decrease in other assets	319	627
Increase (decrease) in other liabilities	245	(165)
Net Cash Provided by Operating Activities	4,381	4,583

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	3,863	-
Maturities, prepayments and calls	22,060	25,002
Purchases	(34,651)	(28,529)
Purchases of Federal Home Loan Bank Stock	-	(17)
Redemptions of Federal Home Loan Bank Stock	231	217
Loan origination and principal collections, net	(1,625)	8,553
Additions to premises and equipment	(636)	(401)
Net Cash (Used in) Provided by Investing Activities	(10,758)	4,825

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,609	12,828
Net decrease in advances from borrowers for taxes and insurance	(1,281)	(1,396)
Net increase in short term borrowings	500	7,240
Proceeds from issuance of long-term debt	1,750	-
Repayment of long-term debt	(7,000)	(12,080)
Proceeds from stock options exercised	4	-
Purchase of Treasury Stock	(58)	-
Cash dividends paid	(441)	(698)
Net Cash Provided by Financing Activities	6,083	5,894
Net (Decrease) Increase in Cash and Cash Equivalents	(294)	15,302

CASH AND CASH EQUIVALENTS - BEGINNING	19,765	23,704

CASH AND CASH EQUIVALENTS - ENDING	$19,471	$39,006

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,715	$3,640
Income taxes paid	$868	$891

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$299	$887
Securities sold and not settled	$520	$-

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

The interim financial statements included herein as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The consolidated results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2013.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of September 30, 2013 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

There were no new accounting standards affecting the Company during the period that were not previously disclosed.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	( Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,866	$1,354	$-	$14,220
Municipal bonds	55,887	1,837	(437)	57,287
Mortgage-backed securities:
Collateralized mortgage obligations-private label	78	4	-	82
Collateralized mortgage obligations-government sponsored entities	66,900	373	(1,066)	66,207
Government National Mortgage Association	2,227	118	-	2,345
Federal National Mortgage Association	11,860	435	(93)	12,202
Federal Home Loan Mortgage Corporation	5,936	186	(48)	6,074
Asset-backed securities-private label	3,790	606	(761)	3,635
Asset-backed securities-government sponsored entities	134	6	-	140
Equity securities	22	6	-	28
	$159,700	$4,925	$(2,405)	$162,220

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,896	$2,299	$-	$15,195
Municipal bonds	51,666	4,598	-	56,264
Mortgage-backed securities:
Collateralized mortgage obligations-private label	92	2	-	94
Collateralized mortgage obligations-government sponsored entities	57,574	684	(91)	58,167
Government National Mortgage Association	2,607	289	-	2,896
Federal National Mortgage Association	15,232	1,040	-	16,272
Federal Home Loan Mortgage Corporation	5,708	486	-	6,194
Asset-backed securities-private label	4,514	530	(927)	4,117
Asset-backed securities-government sponsored entities	150	13	-	163
Equity securities	22	-	(16)	6
	$150,461	$9,941	$(1,034)	$159,368

All of our mortgage-backed securities and collateralized mortgage obligations are backed by residential mortgages.

At September 30, 2013 and at December 31, 2012, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At September 30, 2013, thirty-one municipal bonds with a cost of $10.6 million and fair value of $11.2 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. At December 31, 2012, thirty-two municipal bonds with a cost of $10.0 million and fair value of $11.1 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at September 30, 2013 and December 31, 2012, five municipal bonds with a cost of $1.1 million and a fair value of $1.1 million and $1.2 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
September 30, 2013
Municipal bonds	$7,864	$(437)	$-	$-	$7,864	$(437)
Mortgage-backed securities	40,437	(1,144)	2,984	(63)	43,421	(1,207)
Asset-backed securities -private label	-	-	2,915	(761)	2,915	(761)

	$48,301	$(1,581)	$5,899	$(824)	$54,200	$(2,405)

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2012
Mortgage-backed securities	$11,800	$(60)	$2,623	$(31)	$14,423	$(91)
Asset-backed securities -private label	-	-	3,367	(927)	3,367	(927)
Equity securities	-	-	6	(16)	6	(16)

	$11,800	$(60)	$5,996	$(974)	$17,796	$(1,034)

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly.

The Company determines whether the unrealized losses are other-than-temporary in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral and the continuing performance of the securities.

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

At September 30, 2013, the Company’s investment portfolio included twenty-eight municipal bonds and twenty-four mortgage-backed securities in the unrealized losses less than twelve months category. The municipal bonds and mortgage-backed securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, and the mortgage-backed securities were issued by government sponsored entities.  The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

At September 30, 2013, the Company had nine mortgage-backed securities and three private label asset-backed securities in the “unrealized losses twelve months or more” category.

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

The private label asset-backed securities in this category were evaluated further for OTTI, as the unrealized loss was greater than 20% of book value for the individual security, the probability of default is high, or the Company’s analysis indicated a possible loss of principal. The following table provides additional information relating to these private label asset-backed securities as of September 30, 2013 (dollars in thousands):

							Foreclosure/
			Unrealized	Lowest	Delinquent %		OREO/
Security	Book Value	Fair Value	Loss	Rating	Over 60 days	Over 90 days	Bankruptcy %	OREO%
1	$1,708	1,276	$(432)	C	32.10%	30.40%	12.40%	1.00%
2	1,068	851	(217)	CCC	26.30%	24.80%	9.50%	0.80%
3	900	788	(112)	CCC	16.80%	16.10%	7.20%	0.90%
Total	$3,676	$2,915	$(761)

The three private label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these three private label asset-backed securities occurred due to the current challenging economic environment, high unemployment rates, stressed housing values in many areas of the country, and increased delinquency trends. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the securities listed above reflected the need to record an additional OTTI charge against earnings of $180,000 for one of the securities noted above during the nine months ended September 30, 2013, as the calculation of the estimated discounted cash flows showed an additional principal loss. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the remaining securities listed above did not reflect the need to record OTTI charges against earnings during the nine months ended September 30, 2013. The estimated discounted cash flows for these remaining securities did not show an additional principal loss under various prepayment and default scenarios. Management concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of September 30, 2013. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-value ratios and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of September 30, 2013 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of earnings:

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012
	(Dollars in thousands)
Beginning balance	$1,155	$1,084
Additions:
Credit loss not previously recognized	180	57
Reductions:
Losses realized during the period on OTTI previously recognized	(13)	(26)
Ending balance	$1,322	$1,115

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
September 30, 2013:
After five years through ten years	$22,596	$24,335
After ten years	46,157	47,172
Mortgage-backed securities	87,001	86,910
Asset-backed securities	3,924	3,775
Equity securities	22	28
	$159,700	$162,220

The Company sold available for sale securities during the nine months ended September 30, 2013, for total proceeds of $3.0 million, resulting in gross realized gains of $206,000. During the nine months ended September 30, 2013, the Company received a $1.4 million settlement related to the sale of available for sale securities in the fourth quarter of 2012. During the nine months ended September 30, 2012, the Company did not sell any securities available for sale.

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

The allowance for loan losses is a valuation account that reflects the Company’s evaluation of the losses inherent in its loan portfolio. In order to determine the adequacy of the allowance for loan losses, the Company estimates losses by loan type using historical loss factors, as well as other environmental factors, such as trends in loan volume and loan type, loan concentrations, changes in the experience, ability and depth of the Company’s lending management, and national and local economic conditions. The Company's determination as to the classification of loans and the amount of loss allowances are subject to review by regulatory agencies, which can require the establishment of additional loss allowances.

The Company also reviews all loans on which the collectability of principal may not be reasonably assured, by reviewing payment status, financial conditions and estimated value of loan collateral. These loans are assigned an internal loan grade, and the Company assigns the amount of loss components to these classified loans based on loan grade.

The following tables summarize the activity in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of September 30, 2013.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2012
Allowance for Loan Losses:
Balance – July 1, 2012	$356	$88	$687	$2	$181	$8	$2	$1,324
Charge-offs	-	(12)	-	-	(33)	(5)	-	(50)
Recoveries	-	-	5	-	-	-	-	5
Provision (Credit)	-	(11)	200	(1)	26	3	3	220
Balance – September 30, 2012	$356	$65	$892	$1	$174	$6	$5	$1,499

Balance – January 1, 2012	$441	$125	$522	$-	$265	$13	$-	$1,366
Charge-offs	(100)	(12)	-	-	(34)	(6)	-	(152)
Recoveries	1	-	13	-	-	1	-	15
Provision (Credit)	14	(48)	357	1	(57)	(2)	5	270
Balance – September 30, 2012	$356	$65	$892	$1	$174	$6	$5	$1,499

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
September 30, 2013
Allowance for Loan Losses:
Balance – July 1, 2013	$454	$41	$1,082	$-	$226	$5	$15	$1,823
Charge-offs	(52)	-	(21)	-	(17)	(2)	-	(92)
Recoveries	27	-	-	-	1	-	-	28
Provision (Credit)	(81)	38	119	2	(12)	8	(14)	60
Balance – September 30, 2013	$348	$79	$1,180	$2	$198	$11	$1	$1,819

Balance – January 1, 2013	$393	$79	$1,118	$-	$202	$14	$-	$1,806
Charge-offs	(52)	-	(21)	-	(47)	(19)	-	(139)
Recoveries	35	4	5	-	3	-	-	47
Provision (Credit)	(28)	(4)	78	2	40	16	1	105
Balance – September 30, 2013	$348	$79	$1,180	$2	$198	$11	$1	$1,819
Ending balance: individually evaluated for impairment	$-	-	30	-	-	-	-	$30
Ending balance: collectively evaluated for impairment	$348	$79	$1,150	$2	$198	$11	$1	$1,789

Gross Loans Receivable (1):
Ending balance	$166,409	$31,566	$59,713	$836	$12,704	$1,601	$-	$272,829
Ending balance: individually evaluated for impairment	$180	$5	$130	$-	$-	$-	$-	$315
Ending balance: collectively evaluated for impairment	$166,229	$31,561	$59,583	$836	$12,704	$1,601	$-	$272,514

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,819) or deferred loan costs of $2,778.

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class as of December 31, 2012:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2012
Allowance for Loan Losses:
Balance – December 31, 2012	$393	$79	$1,118	$-	$202	$14	$-	$1,806
Ending balance: individually evaluated for impairment	$-	$-	$30	$-	$20	$-	$-	$50
Ending balance: collectively evaluated for impairment	$393	$79	$1,088	$-	$182	$14	$-	$1,756

Gross Loans Receivable (1):
Ending Balance	$167,794	$30,724	$57,653	$416	$13,680	$1,791	$-	$272,058
Ending balance: individually evaluated for impairment	$-	$-	$255	$-	$71	$-	$-	$326
Ending balance: collectively evaluated for impairment	$167,794	$30,724	$57,398	$416	$13,609	$1,791	$-	$271,732

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,806) or deferred loan costs of $2,681.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
				For the Nine Months Ended
	At September 30, 2013			September 30, 2013
With no related allowance recorded:
Residential, one- to four-family	$180	$180	$-	$193	$8
Home equity	5	5	-	5	-
Commercial real estate	-	-	-	67	1
Commercial loans	-	-	-	33	1
With an allowance recorded:
Commercial real estate	130	130	30	130	-
Commercial loans	-	-	-	60	-
Total	$315	$315	$30	$488	$10

				For the Year Ended
	At December 31, 2012			December 31, 2012
With no related allowance recorded:
Commercial real estate	$125	$125	$-	$155	$3
Commercial loans	-	-	-	50	4
With an allowance recorded:
Commercial real estate	130	130	30	131	7
Commercial loans	71	71	20	73	3
Total	$326	$326	$50	$409	$17

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
September 30, 2013:
Real Estate Loans:
Residential, one- to four-family	$1,029	$658	$1,293	$2,980	$163,429	$166,409	$2,124
Home equity	292	10	173	475	31,091	31,566	295
Commercial	227	-	130	357	59,356	59,713	130
Construction	-	-	-	-	836	836	-
Other Loans:
Commercial	4	-	38	42	12,662	12,704	99
Consumer	12	3	24	39	1,562	1,601	7
Total	$1,564	$671	$1,658	$3,893	$268,936	$272,829	$2,655

December 31, 2012:
Real Estate Loans:
Residential, one- to four-family	$1,279	$379	$1,300	$2,958	$164,836	$167,794	$1,628
Home equity	111	28	215	354	30,370	30,724	299
Commercial	30	-	255	285	57,368	57,653	255
Construction	-	-	-	-	416	416	-
Other Loans:
Commercial	-	20	71	91	13,589	13,680	201
Consumer	19	5	26	50	1,741	1,791	9
Total	$1,439	$432	$1,867	$3,738	$268,320	$272,058	$2,392

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual. When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance. Interest income not recognized on non-accrual loans during the nine month periods ended September 30, 2013 and September 30, 2012 was $91,000 and $104,000 respectively.

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

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of September 30, 2013 and December 31, 2012:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
September 30, 2013
Real Estate Loans:
Residential, one- to four-family	$163,668	$-	$2,741	$-	$-	$166,409
Home equity	31,150	-	381	35	-	31,566
Commercial	54,018	2,794	2,771	130	-	59,713
Construction	836	-	-	-	-	836
Other Loans:
Commercial	12,084	436	184	-	-	12,704
Consumer	1,591	-	3	3	4	1,601
Total	$263,347	$3,230	$6,080	$168	$4	$272,829

December 31, 2012
Real Estate Loans:
Residential, one- to four-family	$165,023	$-	$2,771	$-	$-	$167,794
Home equity	30,370	-	331	23	-	30,724
Commercial	51,620	3,422	2,481	130	-	57,653
Construction	416	-	-	-	-	416
Other Loans:
Commercial	12,988	441	176	75	-	13,680
Consumer	1,775	-	14	2	-	1,791
Total	$262,192	$3,863	$5,773	$230	$-	$272,058

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At September 30, 2013
Real Estate Loans:
Residential, one- to four-family	4	$193	1	$49	3	$144	1	$49
Home equity	1	5	-	-	1	5	-	-
Total	5	$198	1	$49	4	$149	1	$49

At December 31, 2012
Real Estate Loans:
Home equity	1	$31	1	$31	-	$-	1	$31

The following table details the activity in loans which were first deemed to be TDRs during the nine months ended September 30, 2013. No loans were first deemed TDRs during the three months ended September 30, 2013 and 2012. No loans were first deemed TDRs during the nine months ended September 30, 2012.

	For the nine months ended September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	4	$208	$193
Home equity	1	5	5
Total	5	$213	$198

Some loan modifications classified as TDRs may not ultimately result in full collection of principal and interest, as modified, which may result in potential losses. These potential losses have been factored into our overall estimate of the allowance for loan losses. The impact on the allowance was immaterial.

Note 5 – Earnings per Share

Earnings per share was calculated for the three and nine months ended September 30, 2013 and 2012, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and unearned shares held by the Recognition and Retention Plan (“RRP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended
	September 30, 2013	September 30, 2012
Numerator – net income	$986,000	$863,000
Denominator:
Basic weighted average shares outstanding	5,703,020	5,715,511
Increase in weighted average shares outstanding due to(1):
Stock options	17,004	5,167
Diluted weighted average shares outstanding (1)	5,720,024	5,720,678

Earnings per share:
Basic	$0.17	$0.15
Diluted	$0.17	$0.15

	Nine Months Ended
	September 30, 2013	September 30, 2012
Numerator – net income	$2,692,000	$2,765,000
Denominator:
Basic weighted average shares outstanding	5,701,450	5,713,402
Increase in weighted average shares outstanding due to (1):
Stock options	11,610	4,580
Diluted weighted average shares outstanding (1)	5,713,060	5,717,982

Earnings per share:
Basic	$0.47	$0.48
Diluted	$0.47	$0.48

(1) Stock options to purchase 206,643 shares under the Stock Option Plan at $11.50 per share were outstanding during the three and nine month periods ended September 30, 2012, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

The following commitments to extend credit were outstanding as of the dates specified:

The following commitments to extend credit were outstanding as of the dates specified:
	Contract Amount
	September 30,	December 31,
	2013	2012
	(Dollars in thousands)

Commitments to grant loans	$13,004	$11,369
Unfunded commitments under lines of credit	$24,566	$26,419

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At September 30, 2013 and December 31, 2012, the Company’s fixed rate loan commitments totaled $9.6 million and $8.9 million, respectively.  The range of interest rates on these fixed rate commitments was 3.25% to 10.00% at September 30, 2013.

Note 7 – Stock-based Compensation

As of September 30, 2013, the Company had three stock-based compensation plans currently allocated, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $33,000 and $31,000 for the three months ended September 30, 2013 and 2012, respectively. The compensation cost that has been recorded for the nine months ended September 30, 2013 and 2012, respectively, was $98,000 and $90,000.

Stock Option Plan

The Company’s 2006 Stock Option Plan (the “Stock Option Plan”), which was approved by the Company’s stockholders, permits the grant of options to its employees and non-employee directors for up to 297,562 shares of common stock.

Both incentive stock options and non-qualified stock options may be granted under the Stock Option Plan. The exercise price of each stock option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years.  The stock options generally vest over a five year period.

A summary of the status of the Stock Option Plan as of September 30, 2013 and 2012 is presented below:

	September 30, 2013			September 30, 2012
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	236,809	$11.05		236,809	$11.05
Granted	-	-		-	-
Exercised	(506)	8.01		-	-
Forfeited	-	-		-	-
Outstanding at end of quarter	236,303	$11.05	3 years	236,809	$11.05	4 years

Options exercisable at end of quarter	227,043	$11.18	3 years	221,845	$11.26	4 years

Fair value of options granted		-			-

:

At September 30, 2013, stock options outstanding had an intrinsic value of $103,000 and 60,753 options remained available for grant under the Stock Option Plan.  Compensation expense amounted to $3,000 and $1,000 for the three months ended September 30, 2013 and 2012, respectively. Compensation expense amounted to $7,000 for the nine months ended September 30, 2013 and $6,000 for the nine months ended September 30, 2012. At September 30, 2013, $7,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 3 to 15 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s stockholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

Awards vest at a rate of 20% per year.  As of September 30, 2013 there were 77,711 shares vested or distributed to eligible participants under the RRP.  Compensation expense related to the RRP amounted to $7,000 for the three months ended September 30, 2013 and $9,000 for the three months ended September 30, 2012. Compensation expense related to the RRP amounted to $24,000 for the nine months ended September 30, 2013 and 2012. At September 30, 2013, $31,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 3 to 45 months.

	2013	Weighted Average Grant Price	2012	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	10,630	$7.98	14,304	$7.92
Granted	-	-	300	10.17
Vested	(4,035)	7.96	(3,974)	7.93
Forfeited	-	-	-	-
Unvested shares outstanding at end of quarter	6,595	$7.99	10,630	$7.98

2012 Equity Incentive Compensation

The Company’s 2012 Equity Incentive Compensation Plan (the “Equity Incentive Plan”), which was approved by the Company’s stockholders on May 23, 2012, permits the grant of restricted stock awards, incentive stock options or non-qualified stock options to employees and non-employee directors for up to 200,000 shares of common stock upon completion of performance goals.  As required by federal regulations, awards may not be made under the Equity Incentive Plan until the Federal Reserve Board gives its approval. A request for Federal Reserve Board approval was made in February 2012; however, the Federal Reserve Board has not yet approved or rejected the request.  Consequently, awards may not be made under the Equity Incentive Plan until the Federal Reserve Board makes a final determination.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and the Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP.  The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.  As of September 30, 2013, the balance of the loan to the ESOP was $2.0 million and the fair value of unallocated shares was $2.1 million.  As of September 30, 2013, there were 46,731 allocated shares and 182,504 unallocated shares compared to 41,946 allocated shares and 190,439 unallocated shares at September 30, 2012. The ESOP compensation expense was $23,000 for the quarter ended September 30, 2013, and $21,000 for the quarter ended September 30, 2012 based on 1,983 shares earned in each of those quarters. The ESOP compensation expense was $67,000 for the nine months ended September 30, 2013 and $60,000 for the nine months ended September 30, 2012 based on 5,951 shares earned in each of those periods.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2013 and December 31, 2012 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

The measurement of fair value under FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities measurements (Level 1) and the lowest priority to unobservable input measurements (Level 3).  The three levels of the fair value hierarchy under ASC Topic 820 are as follows:

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 were as follows:

	Fair Value Measurements at September 30, 2013
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$14,220	$14,220	$-	$-
Municipal bonds	57,287	-	57,287	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	82	-	82	-
Collateralized mortgage obligations-government sponsored entities	66,207	-	66,207	-
Government National Mortgage Association	2,345	-	2,345	-
Federal National Mortgage Association	12,202	-	12,202	-
Federal Home Loan Mortgage Corporation	6,074	-	6,074	-
Asset-backed securities:
Private label	3,635	-	-	3,635
Government sponsored entities	140	-	140	-
Equity securities	28	-	28	-
Total	$162,220	$14,220	$144,365	$3,635

Measured at fair value on a non-recurring basis:
Impaired loans	$118	$-	$-	$118
Foreclosed real estate	347	-	-	347

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the nine months ended September 30, 2013.

	Fair Value Measurements at December 31, 2012
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$15,195	$15,195	$-	$-
Municipal bonds	56,264	-	56,264	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	94	-	94	-
Collateralized mortgage obligations-government sponsored entities	58,167	-	58,167	-
Government National Mortgage Association	2,896	-	2,896	-
Federal National Mortgage Association	16,272	-	16,272	-
Federal Home Loan Mortgage Corporation	6,194	-	6,194	-
Asset-backed securities:
Private label	4,117	-	244	3,873
Government sponsored entities	163	-	163	-
Equity securities	6	-	6	-
Total	$159,368	$15,195	$140,300	$3,873

Measured at fair value on a non-recurring basis:
Impaired loans	$125	$-	$-	$125
Foreclosed real estate	378	-	-	378

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the nine months ended September 30, 2013 and 2012:

	2013	2012
	(Dollars in thousands)
Beginning Balance	$3,873	$3,936
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income	240	373
Total losses - realized/unrealized:
Included in earnings	(180)	(57)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Sales	-	-
Principal paydowns	(298)	(321)
Transfers to (out of) Level 3	-	-

Ending Balance	$3,635	$3,931

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

The following table presents additional quantitative information about the Level 3 inputs for the asset-backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of September 30, 2013 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value Estimate	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
Asset-backed securities - private label	$3,635	Prime First and Second Lien - Residential Real Estate	CCC thru D	4 - 8	5.0% - 8.0%	70.0% - 100.0%

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

In addition to disclosure of the fair value of assets on a recurring basis, ASC Topic 820 requires disclosures for assets and liabilities measured at fair value on a non-recurring basis, such as impaired assets and foreclosed real estate. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Non-recurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by ASC Topic 310,  “Receivables – Loan Impairment,” when establishing the allowance for loan losses. An impaired loan is carried at fair value based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of September 30, 2013, one impaired loan with a specific allowance had a carrying amount of $130,000 with a valuation allowance of $30,000. The allocated allowance is based on a fair value of $65,000 less estimated liquidation expenses of 10% of the collateral value and the anticipated receipt of Small Business Administration (“SBA”) guaranteed funds, resulting in no additional provision for loan losses during the nine month period ended September 30, 2013. As of September 30, 2013, one impaired loan with no specific allowance had a carrying amount of $49,000 and a fair value of $53,000. As of December 31, 2012, impaired loans with a specific allowance had a carrying amount of $201,000 with a valuation allowance of $50,000. The allocated allowance is based on a fair value of $125,000 less estimated liquidation expenses of 10% of the collateral value and the anticipated receipt of SBA guaranteed funds on one of the loans. The use of independent appraisals, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral of impaired loans and are therefore classified within Level 3 of the fair value hierarchy.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value based on recent appraisals less estimated selling costs and which has been subsequently written down during the period. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral on foreclosed real estate and is therefore classified within Level 3 of the fair value hierarchy. As of September 30, 2013, foreclosed real estate had a carrying amount of $425,000 and was written down to $316,000 based on a fair value of $347,000 less estimated liquidation expenses of 7% to 15% of the collateral value, resulting in no additional write downs during the nine month period ended September 30, 2013. As of December 31, 2012 foreclosed real estate had a carrying amount of $457,000 and was written down to $351,000 based on a fair value of $378,000 less estimated liquidation expenses of 7% to 15% of the collateral value.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at September 30, 2013
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$19,471	$19,471	$19,471	$-	$-
Securities available for sale	162,220	162,220	14,220	144,365	3,635
Federal Home Loan Bank stock	1,621	1,621	-	1,621	-
Loans receivable, net	273,788	263,062	-	-	263,062
Accrued interest receivable	1,952	1,952	-	1,952	-

Financial liabilities:
Deposits	391,152	396,373	-	396,373	-
Short-term borrowings	11,700	11,700	-	11,700	-
Long-term debt	9,150	9,310	-	9,310	-
Accrued interest payable	23	23	-	23	-

Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2012
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$19,765	$19,765	$19,765	$-	$-
Securities available for sale	159,368	159,368	15,195	140,300	3,873
Federal Home Loan Bank stock	1,852	1,852	-	1,852	-
Loans receivable, net	272,933	273,202	-	-	273,202
Accrued interest receivable	1,802	1,802	-	1,802	-

Financial liabilities:
Deposits	378,543	383,578	-	383,578	-
Short-term borrowings	11,200	11,200	-	11,200	-
Long-term debt	14,400	14,748	-	14,748	-
Accrued interest payable	43	43	-	43	-

Off-balance-sheet financial instruments	-	-	-	-	-

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

Note 9 – Treasury Stock

During the quarter and nine months ended September 30, 2013, the Company repurchased 5,000 shares of common stock at an average cost of $11.55 per share.  These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of September 30, 2013, there were 66,510 shares remaining to be repurchased under the existing stock repurchase program.

During the quarter and nine months ended September 30, 2012, the Company did not repurchase any shares of common stock. As of September 30, 2012, there were 91,510 shares remaining to be repurchased under the existing stock repurchase program.

Note 10 – Subsequent Events

On October 23, 2013, the Board of Directors declared a quarterly dividend of $0.07 per share on the Company’s common stock, payable on November 19, 2013 to stockholders of record as of November 5, 2013. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 61.5% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $255,000. On March 25, 2013, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 26, 2014, aggregating up to $0.28 per share. The MHC waived $255,000 of dividends during the three months ended September 30, 2013 and $765,000 for the nine month period ended September 30, 2013. Cumulatively, Lake Shore, MHC has waived approximately $5.2 million of cash dividends as of September 30, 2013.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of

September 30, 2013 compared to the financial condition as of December 31, 2012 and the consolidated results of operations for the three and nine months ended September 30, 2013 and 2012.

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

While the recession is officially over, continued weakness in the economy and high unemployment remain. These weaknesses can have a negative effect on a bank’s earnings and liquidity. The Federal Reserve is still actively working on keeping interest rates at very low levels. The Fed Funds rate has remained at 0.00%-0.25% for more than four years. The Federal Reserve has indicated that the Fed Funds rate will remain low and may not increase until mid-2015, which is longer than previously anticipated, regardless of what happens with the quantitative easing (“QE”) programs. Furthermore, the Federal Reserve has indicated that it may reduce or “taper” its QE program to purchase up to $85 billion in mortgage-backed securities and treasuries on a monthly basis, depending on the economic data it receives.  This Fed announcement resulted in significant decreases in bond prices and increases in yields.  The rates offered on mortgage products have increased with the long-term impact on volume yet to be determined.  We will continue to closely monitor the impact of the national and regional economy on our net interest margin, results of operations and critical risk areas, including interest rate risk and credit risk.

As discussed in the Company’s Annual Report on Form 10-K Part I, Item 1 “Business – Supervision and Regulation” for the year ended December 31, 2012, since October 2008, numerous legislative actions, including the Dodd-Frank Act, have been taken in response to the financial crisis affecting the banking system and financial markets. While we do not know all the possible outcomes from these initiatives, we can anticipate that the Company will need to dedicate more resources to ensure compliance with the new legislation and regulations, which may impact profitability. There can be no assurance as to the actual impact any governmental program will have on the financial markets or our financial condition and results of operations. We remain active in monitoring these developments and supporting the interests of our stockholders.

Management Strategy

Our Reputation.  Our primary management strategy has been to retain our perceived image as one of the most respected and recognized community banks in Western New York with over 122 years of service to our community.  Our management strives to accomplish this goal by continuing to emphasize our high quality customer service and financial strength.

Branching.  We opened our sixth branch office in Erie County, New York during the second quarter of 2013. This branch is located in Snyder, New York and is our eleventh branch overall. This office has generated nearly  $5.0 million of deposits as of September 30, 2013. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield in Chautauqua County, New York and in Depew, East Amherst,

Hamburg, Kenmore, Orchard Park and Snyder in Erie County, New York.  Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending.  Historically, our lending portfolio has consisted predominately of residential one- to four-family mortgage loans. At September 30, 2013 and December 31, 2012, we held $166.4 million and $167.8 million of residential one- to four-family mortgage loans, respectively, which constituted 61.0% and 61.7% respectively, of our total loan portfolio. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At September 30, 2013 and December 31, 2012, our commercial real estate loan portfolio consisted of loans totaling $59.7 million and $57.7 million, respectively, or 21.9% and 21.2%, respectively, of total loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At September 30, 2013 and December 31, 2012, our commercial loan portfolio consisted of loans totaling $12.7 million and $13.7 million, respectively, or 4.7% and 5.0%, respectively, of total loans. Other loan products offered to our customers include home equity loans and lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. We may sell one-to four-family residential loans in the future as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential mortgage loans. One- to four-family residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

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

At September 30, 2013 and December 31, 2012, we had $162.2 million and $159.4 million, respectively, invested in securities available for sale, the majority of which are agency mortgage-backed securities, agency collateralized mortgage obligation securities (“CMOs”) and municipal securities.

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

Average Balances, Interest and Average Yields.  The following tables set forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods  indicated.  Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated.  Average balances are derived from daily balances over the periods  indicated.  The average balances for loans are net of allowance for loan losses, but include non-accrual loans.  Interest income on securities does not include a tax equivalent adjustment for bank qualified municipals.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2013			September 30, 2012
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$24,609	$5	0.08%	$30,280	$10	0.13%
Securities	157,728	1,195	3.03%	171,223	1,355	3.17%
Loans	271,681	3,426	5.04%	264,717	3,450	5.21%
Total interest-earning assets	454,018	4,626	4.08%	466,220	4,815	4.13%
Other assets	34,165			30,479
Total assets	$488,183			$496,699

Interest-bearing liabilities
Demand & NOW accounts	$42,481	$12	0.11%	$40,930	$12	0.12%
Money market accounts	75,327	67	0.36%	65,020	75	0.46%
Savings accounts	39,727	10	0.10%	36,782	10	0.11%
Time deposits	200,221	708	1.41%	212,760	898	1.69%
Borrowed funds	22,047	62	1.12%	30,664	121	1.58%
Other interest-bearing liabilities	1,167	27	9.25%	1,216	27	8.88%
Total interest-bearing liabilities	380,970	886	0.93%	387,372	1,143	1.18%
Other non-interest bearing liabilities	42,449			42,489
Stockholders' equity	64,764			66,838
Total liabilities & stockholders' equity	$488,183			$496,699
Net interest income		$3,740			$3,672
Interest rate spread			3.15%			2.95%
Net interest margin			3.30%			3.15%

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2013			September 30, 2012
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$21,629	$13	0.08%	$25,116	$23	0.12%
Securities	158,709	3,534	2.97%	169,694	4,285	3.37%
Loans	271,271	10,361	5.09%	267,878	10,600	5.28%
Total interest-earning assets	451,609	13,908	4.11%	462,688	14,908	4.30%
Other assets	34,041			30,455
Total assets	$485,650			$493,143

Interest-bearing liabilities
Demand & NOW accounts	$42,082	$36	0.11%	$41,014	$38	0.12%
Money market accounts	73,103	201	0.37%	62,641	240	0.51%
Savings accounts	38,754	30	0.10%	35,522	37	0.14%
Time deposits	199,782	2,146	1.43%	215,247	2,797	1.73%
Borrowed funds	23,454	203	1.15%	31,986	408	1.70%
Other interest-bearing liabilities	1,181	79	8.92%	1,227	81	8.80%
Total interest-bearing liabilities	378,356	2,695	0.95%	387,637	3,601	1.24%
Other non-interest bearing liabilities	40,805			39,682
Stockholders' equity	66,489			65,824
Total liabilities & stockholders' equity	$485,650			$493,143
Net interest income		$11,213			$11,307
Interest rate spread			3.16%			3.06%
Net interest margin			3.31%			3.26%

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

	Three Months Ended September 30, 2013
	Compared to
	Three Months Ended September 30, 2012
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(3)	$(2)	$(5)
Securities	(55)	(105)	(160)
Loans, including fees	(115)	91	(24)
Total interest-earning assets	(173)	(16)	(189)

Interest-bearing liabilities:
Demand & NOW accounts	-	-	-
Money market accounts	(19)	11	(8)
Savings accounts	(1)	1	-
Time deposits	(140)	(50)	(190)
Total deposits	(160)	(38)	(198)

Other interest-bearing liabilities:
Borrowed funds & other	(29)	(30)	(59)

Total interest-bearing liabilities	(189)	(68)	(257)

Total change in net interest income	$16	$52	$68

	Nine Months Ended September 30, 2013
	Compared to
	Nine Months Ended September 30, 2012
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(7)	$(3)	$(10)
Securities	(485)	(266)	(751)
Loans, including fees	(372)	133	(239)
Total interest-earning assets	(864)	(136)	(1,000)

Interest-bearing liabilities:
Demand & NOW accounts	(3)	1	(2)
Money market accounts	(75)	36	(39)
Savings accounts	(10)	3	(7)
Time deposits	(460)	(191)	(651)
Total deposits	(548)	(151)	(699)

Other interest-bearing liabilities:
Borrowed funds & other	(111)	(96)	(207)

Total interest-bearing liabilities	(659)	(247)	(906)

Total change in net interest income	$(205)	$111	$(94)

Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not re-price as long-term interest rates increase.  As rates rise, we expect loan applications to decrease, prepayment speeds to slowdown and the interest rate on our loan portfolio to remain static.  Conversely, a majority of our interest-bearing liabilities have much shorter contractual maturities and are expected to re-price, resulting in increased interest expense.  A significant portion of our deposits have no contractual maturities and are likely to re-price quickly as short-term interest rates increase.  Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan and securities portfolios. An increasing rate environment is expected to cause a decrease in our net interest rate spread and a decrease in our earnings.  In order to mitigate this effect, the Bank’s Asset-Liability Committee is continuing to review its options in relation to core deposit growth, implementation of new products, promotion of adjustable rate commercial loan products and use of derivative products.

In a decreasing interest rate environment, our earnings may increase or decrease.  If long-term interest-earning assets do not re-price and interest rates on short-term deposits begin to decrease, earnings may rise.  However, low interest rates on loan products may result in an increase in prepayments, as borrowers refinance their loans.  If we cannot re-invest the funds received from prepayments at a comparable spread, net interest income could be reduced.  Also, in a falling interest rate environment, certain categories of deposits may reach a point where market forces prevent further reduction in interest paid on those products.  The net effect of these circumstances is reduced net interest income and possibly net interest rate spread.

In the current environment, rates on the lending and investment portfolios have declined significantly, but rates on deposit products and borrowed funds have also dropped, which has assisted in keeping our interest rate spread at a moderate level.

For the three months ended September 30, 2013, the average yields on our loan portfolio and investment portfolio were 5.04% and 3.03%, respectively, in comparison to 5.21% and 3.17%, respectively, for the three months ended September 30, 2012. Overall, the average yield on our interest earning assets decreased by 5 basis points to 4.08% for the three months ended September 30, 2013 in comparison to the three months ended September 30, 2012.  For the three months ended September 30, 2013, the average rate that we were paying on interest-bearing liabilities decreased by 25 basis points to 0.93% in comparison to the same period in the prior year.  This was partially due to a 46 basis point decrease in the average interest rate paid on our borrowings from 1.58% for the three months ended September 30, 2012 to 1.12% for the three month period ended September 30, 2013 and a 28 basis point decrease in the average interest rate paid on time deposits from 1.69% for the three month period ended September 30, 2012 to 1.41% for the three month period ended September 30, 2013. Our interest rate spread for the three months ended September 30, 2013 and 2012 was 3.15% and 2.95%, respectively.  Our net interest margin was 3.30% and 3.15% for the three months ended September 30, 2013 and 2012, respectively.

For the nine month period ended September 30, 2013, the average yields on our loan portfolio and investment portfolio were 5.09% and 2.97%, respectively, in comparison to 5.28% and 3.37%, respectively, for the nine months ended September 30, 2012. Overall, the average yield on our interest earning assets decreased by 19 basis points to 4.11% for the nine months ended September 30, 2013 from 4.30% for the nine months ended September 30, 2012.  For the nine months ended September 30, 2013, the average rate we were paying on interest-bearing liabilities decreased by 29 basis points to 0.95% in comparison to the same period in the prior year.  This was partially due to a 55 basis point decrease in the average interest rate paid on our borrowings from 1.70% for the nine months ended September 30, 2012 to 1.15% for the nine month period ended September 30, 2013 and a 30 basis point decrease in the average interest rate paid on time deposits from 1.73% for the nine month period ended September 30, 2012 to 1.43% for the nine month period ended September 30, 2013. Our interest rate spread for the nine months ended September 30, 2013 was 3.16%, which was a 10 basis point increase in comparison to the nine months ended September 30, 2012. Our net interest margin was 3.31% and 3.26% for the nine months ended September 30, 2013 and 2012, respectively.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets at September 30, 2013 were $485.4 million, an increase of $3.0 million, or 0.6%, from $482.4 million at December 31, 2012.  The increase in total assets was primarily due to a $2.9 million increase in securities available for sale as a result of a 3.3% increase in deposit balances over the same time period.

Cash and cash equivalents decreased by $294,000, or 1.5%, from $19.8 million at December 31, 2012 to $19.5 million at September 30, 2013.  The decrease was primarily attributed to a $3.8 million decrease in interest earning deposits, which were used to purchase securities available for sale.  The decrease was partially offset by a $4.0 million increase in federal funds sold as a result of a $12.6 million increase in deposits which have not yet been fully used to fund loan originations or to purchase securities available for sale.

Securities available for sale increased $2.9 million, or 1.8%, to $162.2 million at September 30, 2013 compared to $159.4 million at December 31, 2012.  The increase was primarily due to the Company purchasing $34.7 million of available for sale securities, including collateralized mortgage obligations and municipal bonds during the nine months ended September 30, 2013. The purchases were primarily funded by the receipt of $22.1 million in pay-downs on the investment portfolio and the sale of $2.3 million of municipal bonds during the nine months ended September 30, 2013, with the remainder being funded by deposit growth and cash on hand.  The increase was partially offset by a $6.4 million decrease in the market value (before taxes) of the securities available for sale portfolio between December 31, 2012 and September 30, 2013.

Net loans receivable increased during the nine month period ended September 30, 2013, as shown in the table below:

	At September 30,	At December 31,	Change
	2013	2012	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$166,409	$167,794	$(1,385)	(0.8)%
Home equity	31,566	30,724	842	2.7%
Commercial	59,713	57,653	2,060	3.6%
Construction	836	416	420	101.0%

Total real estate loans	258,524	256,587	1,937	0.8%

Other Loans:
Commercial	12,704	13,680	(976)	(7.1)%
Consumer	1,601	1,791	(190)	(10.6)%

Total gross loans	272,829	272,058	771	0.3%
Allowance for loan losses	(1,819)	(1,806)	(13)	0.7%
Net deferred loan costs	2,778	2,681	97	3.6%

Loans receivable, net	$273,788	$272,933	$855	0.3%

The increase in net loans receivable was primarily due to an increase in commercial real estate, home equity, and construction loans, partially offset by a decrease in residential one- to four- family mortgage loans and commercial loans. During 2013, we remain strategically focused on our commercial real estate and commercial loan portfolios to diversify our asset mix, to take advantage of the opportunities available to serve small businesses in our market area, and to maintain an effective net interest margin. During the first half of 2013, the Company made a strategic decision to not match lower rates offered by our competitors on residential one- to four-family mortgage loans in an effort to avoid increased interest rate risk. Management continues to look for high quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable and prudent.

Other assets decreased by $619,000, or 21.7%, to $2.2 million as of September 30, 2013 in comparison to $2.9 million at December 31, 2012. The decrease was primarily due to the sale of $1.4 million of available for sale securities in the fourth quarter of 2012, which were settled during the first quarter of 2013. The decrease was partially offset by the sale of $520,000 of available for sale securities in the third quarter of 2013, which did not settle until the fourth quarter of 2013.

The table below shows changes in deposit balances by type of deposit between September 30, 2013 and December 31, 2012:

	At September 30,	At December 31,	Change
	2013	2012	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$35,316	$32,478	$2,838	8.7%
Interest bearing	42,981	42,350	631	1.5%
Money market	75,631	68,228	7,403	10.9%
Savings	39,509	36,990	2,519	6.8%
Time deposits	197,715	198,497	(782)	(0.4)%

Total deposits	$391,152	378,543	12,609	3.3%

The increase in total deposits was primarily due to an increase in all deposit categories except for time deposits. The growth in money market, savings and checking accounts was the result of the Company’s continued strategic focus on growing core deposits among its retail and commercial customers.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $4.8 million, or 18.6%, from $25.6 million at December 31, 2012 to $20.9 million at September 30, 2013. Long-term debt decreased $5.3 million, or 36.5%, from $14.4 million at December 31, 2012 to $9.2 million at September 30, 2013. Short-term borrowings increased $500,000, or 4.5%, from $11.2 million at December 31, 2012 to $11.7 million at September 30, 2013.  As long-term debt matured, the Company paid off $4.8 million of such debt in order to reduce interest expense, and the remaining proceeds were transferred into short-term borrowings to take advantage of lower interest rates.

Other liabilities decreased by $1.9 million, or 23.8%, to $6.1 million as of September 30, 2013 in comparison to $8.0 million at December 31, 2012. The decrease was primarily due to a $2.3 million decrease in deferred taxes resulting from a decrease in unrealized gains on the securities available for sale portfolio during 2013.

Total stockholders’ equity decreased by $1.6 million, or 2.4%, to $65.4 million as of September 30, 2013 in comparison to $67.0 million as of December 31, 2012. The decrease was primarily due to a $3.9 million decrease in unrealized gains on available for sale securities (after taxes) resulting from the increase in interest rates during 2013 and $441,000 in cash dividends paid during the nine month period ended September 30, 2013, partially offset by net income of $2.7 million for the same time period.

Comparison of Results of Operations for the Three Months Ended September 30, 2013 and 2012

General.  Net income was $986,000 for the three month period ended September 30, 2013, or $0.17 per diluted share, an increase of $123,000, or 14.3%, compared to net income of $863,000, or $0.15 per diluted share, for the three month period ended September 30, 2012.  The increase in net income was primarily due to a $160,000 decrease in the provision for loan losses, a $68,000 increase in net interest income and a $35,000 increase in non-interest income, partially offset by a $139,000 increase in non-interest expense.

Interest Income.  Interest income decreased by $189,000, or 3.9%, to $4.6 million for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012.  Loan interest income decreased by $24,000, or 0.7%, to $3.4 million for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012, due to a decrease in the average yield on loans from 5.21% for the three month period ended September 30, 2012 to 5.04% for the three month period ended September 30, 2013. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off, as a result of the current low interest rate environment. The average balance of the loan portfolio increased $7.0 million, or 2.6%, from $264.7 million for the three month period ended September 30, 2012 to $271.7 million for the three month period ended September 30, 2013. The increase in the average balance of loans receivable was primarily due to an increase in the average balance of commercial real estate loans, partially offset by a decrease in the average balance of one- to four-family real estate loans. As previously indicated, the decrease in the average balance of one- to four- family real estate loans was a strategic decision by the Company to not match competitor rates in an effort to avoid increased interest rate risk.  Investment interest income decreased by $160,000, or 11.8%, to $1.2 million for the three month period ended September 30, 2013 compared to $1.4 million for the three month period ended September 30, 2012 due to a decrease in the average yield on investments from 3.17% for the three month period ended September 30, 2012 to 3.03% for the three month period ended September 30, 2013. The average yield on the investment portfolio decreased as new securities were purchased at lower yields than the rates earned on securities which had paid off, as a result of the current low interest rate environment. The average balance of the investment portfolio decreased from $171.2 million for the three months ended September 30, 2012 to $157.7 million for the three months ended September 30, 2013 primarily due to the receipt of paydowns which were used to fund loan originations.

Interest Expense.  Interest expense decreased by $257,000, or 22.5%, to $886,000 for the three month period ended September 30, 2013 compared to $1.1 million for the three month period ended September 30, 2012. The interest paid on deposits decreased by $198,000, or 19.9%, to $797,000 for the three month period ended September 30, 2013 when compared to the three month period ended September 30, 2012 primarily due to the decrease in the average rate paid on deposits. The average balance of deposits for the three month period ended September 30, 2013 was $357.8 million with an average rate of 0.89% compared to the average balance of deposits of $355.5 million and an average rate of 1.12% for the three month period ended September 30, 2012. The decrease in the average rate paid on deposits was due to the continued low interest rate environment in 2013. The increase in the average balance of deposits was primarily due to deposit growth in core deposit accounts, partially offset by a decrease in the average balance of time deposits. The interest expense related to advances from the FHLBNY decreased $59,000, or 48.8%, to $62,000 for the three month period ended September 30, 2013 when compared to the three month period ended September 30, 2012. This decrease was due to an $8.6 million decrease in average FHLBNY advance balances and a 46 basis point decline in the average rate paid on FHLBNY advances when comparing the three month period ended September 30, 2013 with the three month period ended September 30, 2012. The decrease in the average FHLBNY advance balances was a result of the Company’s decision to utilize excess cash obtained from loan prepayments to pay down borrowings. The low interest rate environment caused the average rate paid on borrowings to decrease.

Provision for Loan Losses.  A provision of $60,000 was recorded to the allowance for loan losses during the three month period ended September 30, 2013, a decrease of $160,000, compared to a provision of $220,000 during the three month period ended September 30, 2012.  Net charge-offs were $64,000 for the three month period ended September 30, 2013 compared to $45,000 for the three month period ended September 30, 2012.

During the three month period ended September 30, 2013, the Company recorded a $119,000 provision for loan losses in commercial real estate loans due to changes in the related environmental factors used to qualitatively assess inherent losses in the loan portfolio, including an increase in average commercial real estate loan balances. The Company recorded a $38,000 provision for loan losses on home equity loans primarily due to an increase in classified loans. These provisions were offset by a $93,000 credit for loan losses on one- to four-family loans and commercial loans during the three month period ended September 30, 2013, due to a decrease in classified loans in these loan categories.

During the three month period ended September 30, 2012, the Company recorded a $200,000 provision for loan losses on commercial real estate loans due to a downgrade in loan classification for two loans, loan growth and changes in environmental factors. An additional $26,000 reserve was set aside for the commercial loan portfolio due to loan growth and an increased risk of loss on one classified loan based on the Company’s quantitative analysis. The provisions related to commercial loans were partially offset by a $6,000 reduction in the allowance for loan losses for one- to four-family real estate loans and home equity loans, due to the adequacy of the reserves already set aside.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for details on the provision for loan losses.

Non-interest Income.  Non-interest income increased $35,000, or 6.9%, from $506,000 for the three months ended September 30, 2012 to $541,000 for the three months ended September 30, 2013.  The increase was primarily due to a $206,000 gain on the sale of eight municipal bond securities and one mortgage-backed security during the three months ended September 30, 2013, partially offset by an additional non-cash, pre-tax impairment charge of $180,000 for one asset-backed security during the three months ended September 30, 2013. The impairment charge was attributable to a significant decline in the market value of this bond that is not expected to be recovered over its term.

Non-interest Expenses.  Non-interest expenses increased by $139,000, or 4.8%, to $3.0 million for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012.  Occupancy and equipment expense increased $83,000, or 19.0%, for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012 primarily due to increases in software maintenance costs, property taxes, maintenance and repairs of buildings and equipment and the opening of the Snyder branch office.  Advertising expenses increased by $11,000, or 13.4%, for the three month period ended September 30, 2013 compared to the same period in 2012, primarily due to additional marketing costs related to the opening of the Snyder branch office during the second quarter of 2013.  Other expenses increased $48,000, or 22.5%, primarily due to an increase in telephone and communication expenses, donation expenses and foreclosure and other real estate owned expenses for the three months ended September 30, 2013 when compared to the same three month period in 2012.

Income Tax Expense.  Income tax expense increased by $1,000, or 0.5%, from $221,000 for the three month period ended September 30, 2012 to $222,000 for the three month period ended September 30, 2013.

Comparison of Results of Operations for the Nine Months Ended September 30, 2013 and 2012

General.  Net income was $2.7 million for the nine month period ended September 30, 2013, or $0.47 per diluted share, a decrease of $73,000, or 2.6%, compared to net income of $2.8 million, or $0.48 per diluted share, for the nine month period ended September 30, 2012.  The decrease in net income was primarily due to a $390,000 increase in non-interest expenses and a $94,000 decrease in net interest income partially offset by a $165,000 decrease in provision for loan losses, an $87,000 increase in non-interest income and a $159,000 decrease in income tax expense.

Interest Income.  Interest income decreased by $1.0 million, or 6.7%, to $13.9 million for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012.  Loan interest income decreased by $239,000, or 2.3%, to $10.4 million for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due to a decrease in the average yield of the loan portfolio from 5.28% for the nine month period ended September 30, 2012 to 5.09% for the nine month period ended September 30, 2013. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off, as a result of the current low interest rate environment. The average balance of the loan portfolio increased $3.4 million, or 1.3%, from $267.9 million for the nine month period ended September 30, 2012 to $271.3 million for the nine month period ended September 30, 2013. The increase in the average balance of loans receivable was primarily due to an increase in the average balance of commercial real estate loans, commercial loans and home equity loans, partially offset by a decrease in the average balance of one- to four-family real estate loans. As previously indicated, the decrease in the average balance of one- to four-family real estate loans was a strategic decision by the Company to not match competitor rates in an effort to avoid increased interest rate risk.  Investment interest income decreased by $751,000, or 17.5%, from $4.3 million for the nine month period ended September 30, 2012 to $3.5 million for the nine month period ended September 30, 2013 due to a decrease in the average yield on investments from 3.37% for the nine month period ended September 30, 2012 to 2.97% for the nine month period ended September 30, 2013. The average yield on the investment portfolio decreased as new securities were purchased at lower yields than the rates earned on securities which had paid off, as a result of the current low interest rate environment. The average balance of the investment portfolio decreased from $169.7 million for the nine months ended September 30, 2012 to $158.7 million for the nine months ended September 30, 2013 primarily due to the receipt of paydowns which were used to fund loan originations.

Interest Expense.  Interest expense decreased by $906,000, or 25.2%, to $2.7 million for the nine month period ended September 30, 2013 compared to $3.6 million for the nine month period ended September 30, 2012. Interest expense on deposits decreased by $699,000, or 22.5%, to $2.4 million for the nine month period ended September 30, 2013 when compared to the nine month period ended September 30, 2012 primarily due to the decrease in the average rate paid and a shift in deposit mix resulting in a larger percentage of the deposit portfolio consisting of lower cost core deposits. The average balance of deposits for the nine month period ended September 30, 2013 was $353.7 million with an average rate of 0.91% compared to the average balance of deposits of $354.4 million and an average rate of 1.17% for the nine month period ended September 30, 2012. The decrease in the average rate paid on deposits was due to the continued low interest rate environment in 2013. The interest expense related to advances from the FHLBNY decreased $205,000, or 50.3%, to $203,000 for the nine month period ended September 30, 2013 when compared to the nine month period ended September 30, 2012. This decrease was due to an $8.5 million decrease in average FHLBNY advance balances and a 55 basis point decline in the average rate paid on FHLBNY advances when comparing the nine month period ended September 30, 2013 with the nine month period ended September 30, 2012. The decrease in the average FHLBNY advance balances was a result of the Company’s decision to utilize excess cash obtained from loan prepayments to pay down borrowings. The low interest rate environment caused the average rate paid on borrowings to decrease.

Provision for Loan Losses.  A provision of $105,000 was recorded to the allowance for loan losses during the nine month period ended September 30, 2013, compared to a provision of $270,000 during the nine month period ended September 30, 2012. Net charge-offs were $92,000 for the nine month period ended September 30, 2013 compared to $137,000 for the nine month period ended September 30, 2012. Our credit quality remains strong, in comparison to the Company’s peer group, with non-performing loans increasing to $2.9 million, or 1.05% of total loans, at September 30, 2013 as compared to $2.4 million, or 0.89% of total loans, at December 31, 2012.

During the nine month period ended September 30, 2013, the Company recorded a $78,000 provision for loan losses in commercial real estate loans due to changes in the related environmental factors, including an increase in average commercial real estate loan balances. The Company also recorded a $40,000 provision for loan losses on commercial loans primarily due to changes in the environmental factors as a result of an increase in historical average net charge-offs, as well as increased loan charge-offs during the nine month period ended September 30, 2013. A $16,000 provision for loan losses was recorded on consumer loans primarily due to increased loan charge-offs during the nine month period ended September 30, 2013. The provision for loan losses was reduced by a $32,000 credit for loan losses on one- to four-family loans and home equity loans during the nine month period ended September 30, 2013, due to a decrease in classified loans.

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

Non-interest Income.  Non-interest income increased $87,000, or 5.9%, from $1.5 million for the nine months ended September 30, 2012 to $1.6 million for the nine months ended September 30, 2013. The increase was primarily due to a $206,000 gain on the sale of eight municipal bond securities and one mortgage-backed security during the nine months ended September 30, 2013. The increase was partially offset by an additional non-cash, pre-tax impairment charge of $180,000 on one asset-backed security during the nine months ended September 30, 2013, which was a $123,000 increase from the non-cash, pre-tax impairment charge of $57,000 to write-down this security during the nine months ended September 30, 2012. The impairment charge was attributable to a significant decline in the market value of this bond that is not expected to be recovered over its term.

Non-interest Expenses.  Non-interest expenses increased by $390,000, or 4.3%, to $9.4 million for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012. Salaries and employee benefits expense increased $64,000, or 1.4%, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012.  The increase was primarily due to staffing for our newest branch office in Snyder, NY, which opened in April 2013 and annual salary increases. Occupancy and equipment expense increased $182,000, or 13.7%, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, primarily due to increases in software maintenance costs, property taxes, maintenance and repairs of buildings and equipment and the opening of the Snyder branch office in the second quarter of 2013.  Professional services expense increased $73,000, or 7.3%, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, primarily due to higher accounting and consulting expenses to ensure compliance with regulatory and SEC guidance.  Advertising expense increased $22,000, or 6.6%, for the nine month period ended September 30, 2013 when compared to the same time period in 2012 primarily due to increased advertising for the opening of our newest branch office. FDIC insurance expense increased $20,000, or 11.5%, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due to an increase in assessed fees in 2013. Data processing expenses increased $14,000, or 3.0%, during the nine month period ended September 30, 2013. Furthermore, postage and supplies increased $8,000, or 4.3%, during the nine month period ended September 30, 2013 compared to the same period in the prior year. Both of these increases were primarily due to the costs associated with the opening of our newest branch office.

Income Tax Expense.  Income tax expense decreased by $159,000, or 20.6%, from $771,000 for the nine month period ended September 30, 2012 to $612,000 for the nine month period ended September 30, 2013. The decrease was primarily due to a decrease in income before income taxes during the nine months ended September 30, 2013 as well as a decrease in the effective tax rate from 21.8% for the nine month period ended September 30, 2012 to 18.5% for the nine month period ended September 30, 2013. The decrease in the effective tax rate was primarily due to a decrease in income as well as a disproportionate increase in tax exempt income.

Loans Past Due and Non-performing Assets.  We define non-performing loans as loans that are either non-accruing, accruing whose payments are 90 days or more past due or are classified as troubled debt restructurings. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $3.5 million, or 0.71% of total assets, at September 30, 2013 and $3.0 million, or 0.62% of total assets, at December 31, 2012.

The following table presents information regarding our non‑accrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At September 30,	At December 31,
	2013	2012
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$161	$10
Home equity	2	-
Commercial	-	-
Construction	-	-
Other loans:
Commercial loans	38	-
Consumer loans	20	18
Total	$221	$28
Loans accounted for on a nonaccrual basis:
Real estate loans:
Residential, one- to four-family (1)	$2,124	$1,628
Home equity (2)	295	299
Commercial	130	255
Construction	-	-
Other loans:
Commercial loans	99	201
Consumer loans	7	9
Total non-accrual loans	2,655	2,392
Total nonperforming loans	2,876	2,420
Foreclosed real estate	437	580
Performing restructured loans	149	-
Total nonperforming assets	$3,462	$3,000
Ratios:
Nonperforming loans as a percent of net loans:	1.05%	0.89
Nonperforming assets as a percent of total assets:	0.71%	0.62

(1)

As of September  30, 2013, one residential, one- to four-family loan for $49,000 and accounted for on a non-accrual basis was restructured and classified as a troubled debt restructuring, due to the borrower’s financial difficulties.

(2)

As of December 31, 2012, one home equity loan for $31,000 and accounted for on a non-accrual basis was restructured and classified as a troubled debt restructuring, due to the borrower’s financial difficulties.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Nine Months Ended
	September 30,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period:	$1,806	$1,366
Provision for loan losses	105	270
Charge-offs:
Real estate loans:
Residential, one- to four-family	(52)	(100)
Construction	-	-
Commercial	(21)	-
Home equity	-	(12)
Other loans:
Commercial	(47)	(34)
Consumer	(19)	(6)
Total charge-offs	(139)	(152)
Recoveries:
Real estate loans:
Residential, one- to four-family	35	1
Construction	-	-
Commercial	5	13
Home equity	4	-
Other loans:
Commercial	3	-
Consumer	-	1
Total recoveries	47	15

Net charge-offs	(92)	(137)

Balance at end of period	$1,819	$1,499

Average loans outstanding	$271,271	$267,878
Allowance for loan losses as a percent of total net loans	0.66%	0.57%
Allowance for loan losses as a percent of non-performing loans	63.25%	65.57%
Ratio of net charge-offs to average loans outstanding(1)	0.05%	0.07%

(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest earning deposits at other financial institutions and funds provided from operations.  We have a written agreement with the Federal Home Loan Bank of New York, which allows us to borrow up to $120.2 million as of September 30, 2013, and is collateralized by a pledge of our mortgage loans.  At September 30, 2013, we had outstanding advances under this agreement of $20.9 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.6 million and a fair value of $11.2 million as of September 30, 2013. There were no balances outstanding with the Federal Reserve Bank discount window at September 30, 2013.  We  have also established a line of credit with a correspondent bank for $7.0 million, of which $5.0 million is unsecured and the remaining $2.0 million is required to be secured by a pledge of our securities when a draw is made. There were no borrowings on this line as of September 30, 2013.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the nine months ended September 30, 2013, we originated loans of approximately $39.7 million in comparison to approximately $33.5 million of loans originated during the nine months ended September 30, 2012.  Purchases of investment securities totaled $34.7 million in the nine months ended September 30, 2013 and $28.5 million in the nine months ended September 30, 2012.

At September 30, 2013, we had loan commitments to borrowers of approximately $13.0 million and overdraft lines of protection and unused home equity lines of credit of approximately $24.6 million. Total deposits were $391.2 million at September 30, 2013, as compared to $392.6 million at September 30, 2012.  Time deposit accounts scheduled to mature within one year were $74.6 million at September 30, 2013.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended September 30, 2013:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1 through July 31, 2013	-	$-	-	71,510
August 1 through August 31, 2013	-	-	-	71,510
September 1 through September 30, 2013	5,000	11.55	5,000	66,510
Total	5,000	$11.55	5,000	66,510

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

Item 6.  Exhibits

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

_________________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

November 12, 2013	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2013	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)