Form 10-K
period 2013-12-31
LAKE SHORE BANCORP, INC.
filed 2014-03-26
CIK 1341318

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer  [  ]Accelerated filer  [  ]

Non-accelerated filer  [  ] (Do not check if smaller reporting company)Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30,  2013 was $20,497,347 based on the per share closing price as of June 30,  2013 on the Nasdaq Global Market for the registrant’s common stock, which was $11.70.

There were 5,910,835 shares of the registrant’s common stock, $.01 par value per share, outstanding at March 24,  2014.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders	III

PART I

Item 1. Business.

General

Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” the “Company,” “us,” or “we”) operates as a mid-tier, federally chartered savings and loan holding company of Lake Shore Savings Bank (“Lake Shore Savings” or the “Bank”).  A majority of Lake Shore Bancorp’s issued and outstanding common stock (61.5%) is held by Lake Shore, MHC (the “MHC”), a federally chartered mutual holding company, which serves as the parent company to Lake Shore Bancorp.  The MHC does not engage in any business activity other than its investment in a majority of the common stock of Lake Shore Bancorp.  The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) is the regulator for the MHC.  Federal law and regulations require that as long as the MHC is in existence, it must own at least a majority of Lake Shore Bancorp’s common stock.  The remaining common shares of Lake Shore Bancorp are owned by public stockholders and the Lake Shore Savings Bank Employee Stock Ownership Plan (“ESOP”).  Our common stock is traded on the Nasdaq Global Market under the symbol “LSBK”.  Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Savings include Lake Shore Bancorp and Lake Shore Savings on a consolidated basis.

Lake Shore Bancorp, Inc. was organized in 2006 for the purpose of acting as the savings and loan holding company of Lake Shore Savings Bank in connection with the Company’s initial public stock offering.  At the time of its organization the Company was a federal corporation regulated by the Office of Thrift Supervision.  Effective in July 2011, the regulation of federally chartered savings and loan holding companies was transferred to the Federal Reserve Board under the Dodd-Frank Act.  At December 31, 2013, Lake Shore Bancorp had total consolidated assets of $482.2 million, of which $277.3 million was comprised of loans receivable, net and $158.0 million was comprised of available for sale securities.  At December 31, 2013, total consolidated deposits were $388.2 million and total consolidated stockholders’ equity was $65.3 million.

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

    For over 122 years, the Bank has served the local community of Dunkirk, New York.  In 1987, we opened our second office in Fredonia, New York.  Since 1993, we have expanded to eleven branch offices.  In addition, we have added three administrative office buildings which comprise our corporate headquarters in Dunkirk, New York. Our principal business consists of (1) attracting retail deposits from the general public in the areas surrounding our corporate headquarters and main branch office in Dunkirk, New York and ten other branch offices in Chautauqua and Erie Counties, New York and (2) investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, commercial real estate loans, home equity lines of credit and, to a lesser extent, commercial business loans, consumer loans, and investment securities.  Our revenues are principally derived from interest generated from our loans and interest earned and dividends received on our investment securities.  Our primary sources of funds for lending and investments are deposits, borrowings, payments of loan principal and interest, payments on mortgage-backed and asset-backed securities, maturities and calls of investment securities and income resulting from operations in prior periods.

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

Market Area

Our operations are conducted out of our corporate headquarters and main branch office in Dunkirk, New York and ten other branch offices.  Our branches in Chautauqua County, New York are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield.  In Erie County, New York our branch offices are located in Depew, East Amherst, Hamburg, Kenmore, Orchard Park, and Snyder. Our first branch office in Erie County opened during April 2003 and the most recent branch office opened in April 2013.  We also have seven stand-alone ATMs.  The opening of six branch offices in Erie County, New York since 2003 demonstrates the implementation of our growth strategy which is focused on expansion within Erie County while preserving our market share in Chautauqua County.

Our geographic market area for loans and deposits is principally located within Chautauqua and Erie Counties, New York. Chautauqua County is located on Lake Erie in the western portion of New York and is approximately 45 miles from Buffalo, New York. Chautauqua County is served by four accredited hospitals and offers higher education opportunities at the State University of New York (SUNY) at Fredonia, a four year liberal arts school, and at SUNY Jamestown, a community college.  We have lending or deposit relationships with such institutions.  Chautauqua County features tourist areas near Chautauqua Lake, but it also hosts a broad diversity of industry, commercial establishments and financial institutions as well as a skilled and productive workforce.  Jamestown, New York, where we opened the first of two branch offices in 1996, is the most populous city in Chautauqua County.

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

The demographic characteristics of our market area are less attractive than national and state measures.  Both Chautauqua and Erie Counties exhibit slower rates of population growth when compared to the United States and New York State averages. In addition, both Chautauqua and Erie Counties have lower per capita income and slower growth in per capita income when compared to the United States and the New York State averages.  Since Chautauqua County has historically exhibited less attractive demographic characteristics, we may have limited growth opportunities in Chautauqua County.  However, Erie County displays a stronger housing market than Chautauqua County and Erie County’s population base is five times larger than Chautauqua County, which offers us an expanded source of new customers in the form of deposit and lending opportunities.  Notwithstanding these demographic characteristics, our primary market area has historically been stable, with a diversified base of employers and employment sectors. The local economies that we serve are not dependent on one key employer. Transportation equipment is the largest manufacturing industry in the Buffalo area, as well as production of automobile component parts. The principal employment sectors are service-related,  wholesale and retail trade, and durable-goods manufacturing.  Most of the job opportunities in Chautauqua and Erie Counties have been in service-related industries, and service jobs now account for the largest portion of the workforce.

The challenging economic conditions that affected the national and global financial markets in 2007 and 2008 did not have a significant effect on the housing prices in our market area.  Furthermore, unemployment rates in our market area have decreased since December 2012 from 8.4% to 6.5% in Erie County and from 8.9% to 7.3% in Chautauqua County as of December 31, 2013.  New York State’s unemployment rate as of December 31, 2013 was 7.1%.

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

Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, and other financial service companies.  The most direct competition for deposits has historically come from credit unions, commercial banks and savings banks.  Specifically, we compete with local financial institutions such as Cattaraugus County Bank and Evans Bank; regional financial institutions such as M&T Bank, Community Bank, NA, and First Niagara Bank; and national financial institutions such as Key Bank and Bank of America.  We are significantly smaller than many of these financial institution competitors.  We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies. We remain very competitive in Chautauqua County, New York and as of June 30, 2013 we had 15.2% of total deposits and ranked 4th out of 11 banks in this market area, according to the Federal Deposit Insurance Corporation (“FDIC”) annual deposit market share report.  Our deposit market share in Erie County, New York has increased since we entered this market area in 2003.  The FDIC annual deposit market share report indicated that total deposit growth increased 3.91% in Erie County from June 30, 2012 to June 30, 2013. To remain competitive, we provide superior customer service and are active participants in our local community.

Lending Activities

General.  We have a long-standing commitment to the origination of residential mortgage loans, including home equity loans, and we also originate commercial real estate, commercial business loans and consumer loans.  At December 31, 2013 we had total loans of $276.3 million. We currently retain most of the loans that we originate; however, we have sold and may in the future sell residential mortgage loans into the secondary market, with retention of servicing rights. Beginning in June 2010, we began to purchase a limited amount of equipment loans from a third party broker, which are secured by first liens on new equipment purchases by small businesses located throughout the Northeastern United States.

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

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate loans:
Residential one- to four- family	$170,793	61.81%	$167,794	61.68%	$182,922	66.82%	$183,929	70.32%	$185,753	71.89%
Home equity	31,675	11.46%	30,724	11.29%	30,671	11.20%	30,613	11.71%	30,158	11.67%
Commercial	58,746	21.26%	57,653	21.19%	44,776	16.36%	33,782	12.92%	28,328	10.96%
Construction	936	0.34%	416	0.15%	519	0.19%	616	0.24%	365	0.14%
	262,150	94.87%	256,587	94.31%	258,888	94.57%	248,940	95.19%	244,604	94.66%
Other loans:
Commercial	12,645	4.58%	13,680	5.03%	12,911	4.72%	10,360	3.96%	11,430	4.42%
Consumer	1,517	0.55%	1,791	0.66%	1,948	0.71%	2,224	0.85%	2,377	0.92%
	14,162	5.13%	15,471	5.69%	14,859	5.43%	12,584	4.81%	13,807	5.34%
Total loans	276,312	100.00%	272,058	100.00%	273,747	100.00%	261,524	100.00%	258,411	100.00%
Net deferred loan costs	2,846		2,681		2,687		2,460		2,327
Allowance for loan losses	(1,813)		(1,806)		(1,366)		(953)		(1,564)
Loans receivable, net	$277,345		$272,933		$275,068		$263,031		$259,174

Loan Maturity.  The following table presents the contractual maturity of our loans at December 31, 2013.  The table does not include the effect of prepayments or scheduled principal amortization.  Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Real Estate				Other Loans
	Residential, One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$64	$338	$170	$-	$2,522	$754	$3,848
After one year through five years	7,190	5,011	3,987	-	6,318	409	22,915
Beyond five years	163,539	26,326	54,589	936	3,805	354	249,549
Total	$170,793	$31,675	$58,746	$936	$12,645	$1,517	$276,312

Interest rate terms on amounts due after one year:
Fixed rate	$166,814	$3,181	$25,413	$216	$9,988	$638	$206,250
Adjustable rate	3,915	28,156	33,163	720	135	125	66,214
Total	$170,729	$31,337	$58,576	$936	$10,123	$763	$272,464

The following table presents our loan originations, purchases, sales, and principal repayments for the years indicated.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Total Loans:
Balance outstanding at beginning of year	$272,058	$273,747	$261,524	$258,411	$239,696
Originations:
Real estate loans	53,066	48,091	49,030	46,321	64,725
Commercial and consumer loans	3,536	5,383	7,553	7,580	6,670
Total originations	56,602	53,474	56,583	53,901	71,395
Loan Purchases - Commercial Loans	1,228	1,033	1,679	1,135	-
Total Originations and Purchases	57,830	54,507	58,262	55,036	71,395
Deduct:
Principal repayments:
Real estate loans	45,341	48,382	38,694	38,055	40,439
Commercial and consumer loans	5,944	5,807	6,392	10,568	4,967
Total principal repayments	51,285	54,189	45,086	48,623	45,406
Transfers to foreclosed real estate	704	1,001	252	307	708
Loan sales - SONYMA(1) & FHLMC(2)	1,436	767	639	243	6,300
Loans charged off	151	239	62	2,750	266
Total deductions	53,576	56,196	46,039	51,923	52,680
Balance outstanding at end of year	$276,312	$272,058	$273,747	$261,524	$258,411

(1)  State of New York Mortgage Agency.

(2) During 2009, we sold $6.2 million of residential mortgage loans with low yields to the Federal Home Loan Mortgage Corporation (“FHLMC”) in order to offset long term interest rate risk.

One- to Four-Family Residential Mortgage Lending.    We emphasize the origination of residential mortgage loans secured by one- to four-family properties.  At December 31, 2013, we had one- to four-family residential loans of $170.8 million, or 61.8%, of the total loan portfolio.  Of one- to four-family residential mortgage loans outstanding on that date, 97.7% were fixed rate loans and 2.3% were adjustable rate mortgage loans.  At December 31, 2013, approximately 62.2% of our one- to four-family residential mortgage portfolio was secured by property located in Chautauqua County, 32.3% by property located in Erie County and 5.5% by property located elsewhere, primarily in New York State.  Approximately 30.8% of all residential loan originations during fiscal year 2013 were re-financings of loans already in our portfolio.

Our residential mortgage loan originations are obtained from customers, residents of our local communities or referrals from local real estate agents, attorneys and builders.  Management believes that the Erie County branch offices will be a significant source of new residential mortgage loan generation.  Management believes that expanding our residential mortgage lending will continue to enhance our reputation as a service-oriented institution, particularly in Erie County, where we are actively developing and expanding our market presence. The retention of fixed rate one- to four-family residential mortgage loans in our loan portfolio increases our exposure to rising interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by the Bank for deposits and borrowings may increase, which could result in lower net interest income.  In an effort to manage this interest rate risk, the Bank is focused on obtaining core deposit accounts (i.e., checking and statement savings accounts) to fund one –to four- family residential mortgage loans, as these product types have lower interest rate costs and are generally less interest rate sensitive when interest rates rise.

One- to four-family residential mortgage loan originations are generally for terms of 10, 15, 20 or 30 years, amortized on a monthly basis with interest and principal due either bi-weekly or monthly.  One- to four-family residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option without penalty.  Conventional one- to four-family residential mortgage loans originated by us customarily contain “due-on-sale” clauses that permit us to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.  We do not offer “interest only” mortgage loans, subprime or “negative amortization” mortgage loans.

Our residential lending policies and procedures ensure that our one- to four-family residential mortgage loans generally conform to secondary market guidelines.  We underwrite all conforming rate loans  (i.e. loans with less than a  $417,000 loan balance) using the same criteria required by the Federal Home Loan Mortgage Corporation (“FHLMC”).  We originate one- to four-family residential mortgage loans with a loan-to-value ratio up to 97%, and up to 103.5% with our United States Department of Agriculture (“USDA”) Rural Development Guaranteed Loan Program (“GLP”) mortgage loan product.  Mortgages originated with a loan-to-value ratio exceeding 80% normally require private mortgage insurance.  Private mortgage insurance is not required on loans with an 80% or less loan-to-value ratio.  We do not originate any sub-prime mortgage loans and we do not have any sub-prime mortgage loans in our residential mortgage loan portfolio.

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

Our adjustable rate one- to four-family residential mortgage loans include limits on increases or decreases in the interest rate of the loan.  The interest rate may increase or decrease by a maximum percentage amount per adjustment period with a ceiling rate and a floor rate being defined at the time of origination. The retention of adjustable rate one- to four-family residential mortgage loans in our loan portfolio helps reduce exposure to changes in interest rates.  However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable rate mortgage loans.  During periods of rising interest rates, the risk of default on one- to four-family adjustable rate mortgage loans may increase due to the increase of interest cost to the borrower.

We regularly provide a loan product to our customers that is underwritten using the criteria required by FHLMC.  After a loan is originated and funded, we may sell the loan to FHLMC.  During 2013, we did not sell any loans to FHLMC. We sold loans to the State of New York Mortgage Agency (“SONYMA”) during 2013 and will continue to do so as long as the product is offered.  We retain all servicing rights for one- to four-family residential mortgage loans that we sell.

Generally, Lake Shore Savings retains the mortgage loans that it originates in its portfolio. As a result, Lake Shore Savings is exposed to increases in market interest rates, since the yield earned on fixed-rate assets would remain fixed, while the rates paid by Lake Shore Savings for deposits and borrowings may increase, which could result in lower net interest income.

Home Equity Loans and Lines of Credit.    We currently provide all-in-one home equity lines of credit and have provided home equity loans in the past to our customers.  Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. At December 31, 2013, home equity loans and lines of credit totaled $31.7 million, or 11.5% of the total loan portfolio, of which 89.9% were adjustable rate loans and 10.1% were fixed rate loans. The all-in-one home equity line of credit must have a minimum line amount of $5,000 up to a maximum of 85% of the total loan-to-value ratio.  Home equity lines of credit products, which have interest rates tied to the prime rate, generally have a 15 year draw period and a 15 year payback period.  Since 2010, adjustable rate home equity loans include limits on decreases in the interest rate of the loan. The decrease in the interest rate may not be below the “floor” rate established at time of origination. A customer has the option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest.  As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount.  All-in-one home equity lines of credit have 15 year maximum terms.

Commercial Real Estate Loans.  We originate commercial real estate loans to finance or refinance the purchase of real property, which generally consists of developed real estate, such as office buildings, warehouses, retail properties and apartment buildings, which is typically held as collateral for the loan.  At December 31, 2013, commercial real estate loans totaled $58.7 million, or 21.3%, of the total loan portfolio. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, paying capacity of the obligor,  current and projected occupancy, location, and physical condition.  Within the commercial real estate portfolio at December 31, 2013, approximately 26.8% consisted of loans that are collateralized by properties located in Chautauqua County, 63.5%  by properties located in Erie County, and 9.7% by properties located elsewhere in New York State.  The average commercial real estate loan is for a principal amount of approximately $393,000 at December 31, 2013 and the largest commercial real estate loan in our portfolio as of December 31, 2013 was $3.8 million and secured by a commercial building used as a shopping plaza with multiple commercial tenants. This loan was performing in accordance with its terms on that date. We originate a variety of fixed and adjustable rate commercial real estate loans generally for terms up to 5 to 10 years and payments based on an amortization schedule of up to 20 years.  Adjustable rate loans are typically based on the current Federal Home Loan Bank of NY (“FHLBNY”) rates for a similar termed borrowing with an added spread based on the type and size of the loan.  We lend up to a maximum loan-to-value ratio of 75% on commercial real estate properties and require a minimum debt coverage ratio of 1.2 to 1 and a first lien on collateral.

Commercial real estate lending involves additional risks compared with one- to four-family residential lending, because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than one- to four-family residential mortgage loans.  Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers.  Our loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk and are designed to set such limits within those prescribed by applicable federal and state statutes and regulations. We engage a third party to conduct reviews of the commercial real estate portfolio to ensure adherence to our underwriting standards and policy requirements.

Construction Loans.  We originate loans to finance the construction of both one- to four-family homes and commercial real estate.  These loans typically have a 12 month or less construction period, whereby draws are taken and interest only payments are made.  As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds.  At the end of the construction period, the loan automatically converts to either a conventional residential or commercial real estate mortgage, as applicable.  At December 31, 2013, construction loans totaled $936,000, or less than 1%, of our total loan portfolio.

Commercial Loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans.  At December 31, 2013, commercial loans totaled $12.6 million, or 4.6%, of the total loan portfolio. This amount includes $2.4 million of equipment loans that we have purchased from a third party broker. The average commercial loan is for a principal amount of approximately $71,000 at December 31, 2013 and the largest outstanding commercial loan in our portfolio as of December 31, 2013 was $2.1 million and secured by general business assets. This loan was performing in accordance with its terms on that date.  Most of our commercial loans have fixed interest rates, and are for terms generally not in excess of 10 years.  Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower.  Interest rates on commercial loans generally have higher yields than rates on one- to four-family residential mortgages.  We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases, and the refinancing of existing corporate debt.

Commercial loans are generally considered to involve a higher degree of risk than residential mortgage loans because the collateral underlying the loans may be in the form of furniture, fixtures, and equipment and/or inventory subject to market obsolescence.  Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower.  Such risks can be significantly affected by economic conditions.  In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending.  We engage a third party to conduct reviews of the commercial loan portfolio to ensure adherence to our underwriting standards and policy requirements.

Consumer Loans.    We offer a variety of consumer loans.  At December 31, 2013, consumer loans totaled $1.5 million, or less than 1%, of the total loan portfolio.  The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit, which are available for amounts up to $5,000 for unsecured loans and greater amounts for secured loans depending on the type of loan and value of the collateral.  Consumer loans, excluding overdraft lines of protection, generally are offered for terms of up to 10 years, depending on the collateral, at fixed interest rates.  Our consumer loan portfolio also consists of vehicle loans, motorcycle loans, other unsecured consumer loans up to $5,000, secured and unsecured property improvement loans, and other secured loans.

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

Loan Approval Procedures and Authority.  Our lending policies are approved by our Board of Directors.  Home equity loans in excess of $25,000 and all one- to four-family residential mortgage loans up to $417,000 require approval by the Internal Residential Loan Committee, including one of the following officers: Chief Executive Officer, Chief Financial Officer, Vice President – Commercial and Small Business Lending – Chautauqua County or Vice President Chief Commercial Lending Officer.  If these types of loans are between $417,000 and $1.0 million, then the approval of two of the above officers along with another member of the Internal Residential Loan Committee is required.  If these types of loans are  in excess of $1.0 million, then full Board of Director approval is required.

For all commercial loans, including commercial real estate loans, certain Vice Presidents and Commercial Lending Officers have authority to approve loans for total obligor credit up to $100,000.  Commercial loans with total obligor credit in excess of $100,000 and up to $500,000 require approval by a member of the Internal Commercial Loan Committee and any one of the following:  Chief Executive Officer or Vice President – Chief Commercial Lending Officer. Commercial loans with total obligor credit in excess of $500,000 require full Board of Director approval.

Additionally, branch managers are granted authority to approve certain loans, mainly consumer loans, in smaller amounts deemed appropriate by our Board of Directors.  Levels of lending authority for consumer loans are established and granted to specific branch managers and loan officers based on position and experience.

Current Lending Procedures.  Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify certain other information.  If necessary, we obtain additional financial or credit related information.  We require an appraisal for all residential and commercial real estate loans and home equity loans, including loans made to refinance existing mortgage loans.  Appraisals are performed by licensed third-party appraisal firms that have been approved by our Board of Directors.  An appraisal management firm has been hired to handle all requests for appraisals on residential real estate loans. We require title insurance on all residential and commercial real estate loans and certain other loans.  We also require hazard insurance on all real estate loans, and if applicable, we require borrowers to obtain flood insurance prior to closing.  Based on loan-to-value ratios and lending guidelines, escrow accounts may be required for such items as real estate taxes, hazard insurance, flood insurance, and private mortgage insurance premiums.

Asset Quality

One of our key operating objectives has been, and continues to be, maintaining a high level of asset quality.  Our high proportion of one- to four-family residential mortgage loans, the maintenance of sound credit standards for new loan originations and loan administration procedures have resulted in low delinquency ratios, especially in light of current economic conditions.  These factors have contributed to our strong financial condition.

Collection Procedures.  We have adopted a loan collection policy to maintain adequate control on the status of delinquent loans and to ensure compliance with the Fair Debt Collection Practices Act, the Dodd-Frank Act and the Consumer Protection Act.  When a borrower fails to make required payments on a residential, home equity, commercial, or consumer loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status.  Our collections department documents every time a borrower is contacted either by phone or in writing and maintains records of all collection efforts.  Once an account becomes delinquent for 15 days, a late notice is mailed to the borrower and any guarantors on a loan.  A second notice is mailed following the 30th day of delinquency.  At this time, we also directly contact the borrower.  Such contact may be repeated if a loan is delinquent between 60-89 days.

Once a one- to four-family residential loan has been delinquent for more than 90 days, the loan is deemed a “classified asset” and is reported to our Board of Directors. In 2010, amendments to the New York State (“NYS”) Real Property Actions and Proceedings Law (“RPAPL”) became effective whereby specific pre-foreclosure procedures for any one- to four-family residence located in NYS must be followed. When the Company wants to pursue foreclosure action against a borrower, the law requires us to mail a 90 day pre-foreclosure notice of the impending foreclosure action to the borrower prior to commencement of the action. Within 3 days of sending this notice, the collection department sends the notice information to the NYS Superintendent of Banks through the NYS Banking Department’s online system. The Company must also send a 30-day demand letter to the borrower sixty days after the initial pre-foreclosure notice was sent.  The demand letter includes updated loan balances regarding the potential foreclosure action. In order to receive approval for foreclosure action from the courts, the law requires a mandatory conference hearing between the court, borrower and bank.  Prior to proceeding with any foreclosure action in the case of a secured loan, we will review the collateral to determine whether its possession would be cost-effective for us. In cases where the collateral fails to fully secure the loan, in addition to repossessing the collateral, we may also sue on the note underlying the loan.

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

Non-performing Loans and Non-performing Assets.  We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings.  Non-performing assets, including non-performing loans and foreclosed real estate totaled $5.2 million, or 1.08% of total assets at December 31, 2013, and $3.0 million or 0.62% of total assets at December 31, 2012.

The following table presents information regarding our non‑accrual loans, accruing loans delinquent 90 days or more, non-performing loans, foreclosed real estate, and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$79	$10	$328	$391	$456
Home equity	2	-	21	39	142
Commercial	-	-	-	43	65
Construction	-	-	-	-	-
Other loans:
Commercial	-	-	87	-	-
Consumer	-	18	23	59	1
Total	$81	$28	$459	$532	$664
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family(1)	$2,145	$1,628	$1,821	$1,279	$753
Home equity(2)	325	299	209	122	32
Commercial	1,911	255	228	370	192
Construction	-	-	-	-	-
Other loans:
Commercial	137	201	76	27	19
Consumer	7	9	5	11	17
Total non-accrual loans	4,525	2,392	2,339	1,809	1,013
Total non-performing loans	4,606	2,420	2,798	2,341	1,677
Foreclosed real estate	581	580	315	304	322
Total non-performing assets	$5,187	$3,000	$3,113	$2,645	$1,999
Ratios:
Non-performing loans as a percent of net loans:	1.66%	0.89%	1.02%	0.89%	0.65
Non-performing assets as a percent of total assets:	1.08%	0.62%	0.64%	0.55%	0.47
Troubled debt restructuring:
Loans accounted for on a non-accrual basis	$48	$31	$31	$-	$-
Performing loans	148	-	-	-	-

(1) As of December 31, 2013, one residential, one- to four-family loan for $48,000 and accounted for on a non-accrual basis was restructured and classified as a troubled debt restructuring, due to the borrower’s financial difficulties.

(2) As of December 31, 2012 and 2011, one home equity loan for $31,000 and accounted for on a non-accrual basis was restructured and classified as a troubled debt restructuring, due to the borrower’s financial difficulties.

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due, unless an evaluation by the internal Asset Classification Committee indicates that the loan is well-secured or in the process of collection.  When our Asset Classification Committee designates loans on which we stop accruing interest income as non-accrual loans,  we reverse outstanding interest income that was previously credited.  We may again recognize income in the period that we collect such income, when the ultimate collectability of principal is no longer in doubt.  We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist.

Our recorded investment in non-accrual loans totaled $4.5 million at December 31, 2013 and $2.4 million at December 31, 2012.  The increase from 2012 was primarily due to one commercial real estate loan becoming past due during the fourth quarter of 2013. If all non-accrual loans had been current in accordance with their terms during the years ended December 31, 2013,  2012 and 2011, interest income on such loans would have amounted to $162,000, $143,000 and $129,000 respectively.

Real estate acquired as a result of foreclosure is classified as foreclosed real estate until such time as it is sold.  We carry foreclosed real estate at its fair value less estimated selling costs at the date of acquisition.  If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property could be sold at the foreclosure sale (to an outside bidder). If not, and we retain the property, then we will sell the real property securing the loan as soon thereafter as practical. Our foreclosed real estate totaled $581,000 at December 31, 2013 and $580,000 at December 31, 2012.

Troubled debt restructurings (“TDRs”) occur when we grant borrowers’ concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties.  A concession is made when the terms of the loan modification are more favorable than the terms the borrower would have received in the current market under similar financial difficulties.  These concessions may include, but are not limited to, modifications of the terms of the debt, the transfer of assets or the issuance of an equity interest by the borrower to satisfy all or part of the debt, or the substitution or addition of borrower(s).  The Company identifies loans for potential TDRs primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Generally, we will not return a TDR to accrual status until the borrower has demonstrated the ability to make principal and interest payments under the restructured terms for at least six consecutive months. Our TDRs are impaired loans, which may result in specific allocations and subsequent charge-offs if appropriate.

At December 31, 2013, five loans were modified and reported as a TDR, including four one- to four-family residential loans for $192,000 and one home equity loan for $4,000. One of the TDR loans, a one- to four-family residential loan, for $48,000 was placed on non-accrual status and is included with non-accrual loans in the above table. This loan is classified as substandard and was 30 days past due and was not performing in accordance with the revised terms at December 31, 2013. At December 31, 2012 and 2011, one home equity loan for $31,000 was modified and classified as a TDR due to the borrower’s financial difficulties. This loan was placed on non-accrual status and was included with non-accrual loans in the above table.

Classification of Loans.  Federal regulations require us to regularly review and classify our loans.  In addition, our regulators have the authority to identify problem loans and, if appropriate, require them to be classified.  There are three classifications for problem loans: substandard, doubtful and loss.  “Substandard loans” have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. A substandard loan would be one inadequately protected by the current net worth and paying capacity of the obligor or pledged collateral, if applicable.  “Doubtful loans” have all the weaknesses inherent in substandard loans with the additional characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  A loan classified as a “loss” is considered uncollectible and of such little value that its continuance on the books is not warranted. This does not mean that an asset does not have recovery or salvage value, but simply that it is not practical or desirable to defer writing off all or a portion of a worthless asset even though partial recovery may occur in the future.  Regulations also provide for a “special mention” category, (i.e. criticized loans) described as loans which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.

 The allowance for loan losses is established through a provision for loan losses based on management evaluation of the losses inherent in the loan portfolio. When we classify loans as either substandard or doubtful, we set aside a loss reserve for such loans as we deem prudent. When we classify problem loans as loss, we typically charge-off the outstanding loan balance against the allowance for loan losses reserve.  Our determination as to the classification of our loans and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances.  We regularly review our loan portfolio to determine whether any loans require classification in accordance with applicable regulations.  On the basis of our review of our loans at December 31, 2013, classified and criticized loans consisted of special mention loans of $3.1 million, substandard loans of $5.7 million, doubtful loans of $582,000 and loss loans of $4,000. The classified and criticized loans total included $4.6 million of nonperforming loans.

The following table shows the aggregate amounts of our classified and criticized loans at the dates indicated.

	At December 31,
	2013	2012	2011
	(Dollars in thousands)

Special mention loans	$3,090	$3,863	$4,546
Substandard loans (1)	5,701	5,773	2,722
Doubtful loans	582	230	598
Loss loans	4	-	60
Total classified and criticized loans	$9,377	$9,866	$7,926

(1)During 2012, the growth in substandard loans was primarily due to an increase in commercial real estate loans which exhibited one or more defined weaknesses which could lead to losses if not corrected.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2013		2012		2011
	60-89	90 +	60-89	90 +	60-89	90 +
	Days	Days	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(Dollars in thousands)
Residential real estate (1)	$857	$1,036	$407	$1,515	$659	$2,146
Commercial real estate	-	1,911	-	255	39	228
Commercial business	-	41	20	71	3	159
Consumer loans	1	4	4	26	4	28

Total	$858	$2,992	$431	$1,867	$705	$2,561

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

A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Impairment is measured on a loan-by-loan basis for commercial real estate loans and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer, home equity or one- to four-family real estate loans for impairment disclosures, unless they are subject to a troubled debt restructuring.  At December 31, 2013,  there were four one- to four-family real estate loans, three commercial real estate loans, three commercial business loans, and one home equity loan classified as impaired loans for a total of $2.6 million.  At December 31, 2012, there was one commercial real estate loan and two commercial business loans classified as impaired loans for a total of $326,000. Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on our impaired loans.

Provision for loan losses decreased by $551,000 to $105,000 for the year ended December 31, 2013 from $656,000 for the year ended December 31, 2012.  The decrease in provision for loan losses was primarily due to a minimal increase (less than 1.0%) in commercial loan balances as of December 31, 2013 when compared to prior year balances, as well as a 5.0% decrease in total classified and criticized loans as of December 31, 2013 in comparison to December 31, 2012. Our credit quality continues to remain strong. The ratio of nonperforming loans to total net loans was 1.66% as of December 31, 2013. The majority of our loans are one- to four-family residential mortgage loans or commercial real estate loans backed by first lien collateral on real estate held in the Western New York region. Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values. We do not hold any sub-prime loans in our loan portfolio.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the years indicated.

	At or for the Year Ended
	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year:	$1,806	$1,366	$953	$1,564	$1,476
Provision for loan losses	105	656	415	2,115	265
Charge-offs:
Real estate loans:
Residential, one- to four-family	(51)	(134)	-	(35)	(146)
Home equity	-	(14)	(29)	(6)	(54)
Commercial	(21)	-	(15)	(2,440)	(24)
Construction	-	-	-	-	-
Other loans:
Commercial	(47)	(80)	(1)	(247)	(9)
Consumer	(32)	(11)	(17)	(22)	(33)
Total charge-offs	(151)	(239)	(62)	(2,750)	(266)
Recoveries:
Real estate loans:
Residential, one- to four-family	35	1	4	19	74
Home equity	5	-	-	-	7
Commercial	9	20	52	-	-
Construction	-	-	-	-	-
Other loans:
Commercial	3	1	-	-	-
Consumer	1	1	4	5	8
Total recoveries	53	23	60	24	89

Net charge-offs	(98)	(216)	(2)	(2,726)	(177)

Balance at end of year	$1,813	$1,806	$1,366	$953	$1,564

Average loans outstanding	$271,705	$268,265	$270,697	$258,150	$250,846
Allowance for loan losses as a percent of total net loans	0.65%	0.66%	0.50%	0.36%	0.60%
Allowance for loan losses as a percent of non-performing loans	39.36%	74.63%	48.82%	40.71%	93.26%
Ratio of net charge-offs to average loans outstanding	0.04%	0.08%	0.01%	1.06%	0.07%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the years indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of inherent losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2013			2012			2011			2010			2009
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four- family	$355	19.6%	61.8%	$393	21.7%	61.7%	$441	32.3%	66.8%	$407	42.7%	70.4%	$265	16.9%	71.9%
Home equity	80	4.4%	11.5%	79	4.4%	11.3%	125	9.2%	11.2%	141	14.8%	11.7%	107	6.8%	11.7%
Commercial (1)(2)	1,104	60.9%	21.3%	1,118	61.9%	21.2%	522	38.2%	16.4%	278	29.2%	12.9%	932	59.7%	11.0%
Construction	-	-	0.3%	-	-	0.1%	-	-	0.2%	1	0.1%	0.2%	-	-	0.1%
	1,539	84.9%	94.9%	1,590	88.0%	94.3%	1,088	79.7%	94.6%	827	86.8%	95.2%	1,304	83.4%	94.7%
Other loans:
Commercial(2)	218	12.0%	4.6%	202	11.2%	5.0%	265	19.4%	4.7%	104	10.9%	4.0%	215	13.7%	4.4%
Consumer	9	0.5%	0.5%	14	0.8%	0.7%	13	0.9%	0.7%	21	2.2%	0.8%	37	2.4%	0.9%
	227	12.5%	5.1%	216	12.0%	5.7%	278	20.3%	5.4%	125	13.1%	4.8%	252	16.1%	5.3%
Total allocated	$1,766	97.4%	100.0%	$1,806	100.0%	100.0%	$1,366	100.0%	100.0%	$952	99.9%	100.0%	$1,556	99.5%	100.0%
Total unallocated	47	2.6%		-	-		-	-		1	0.1%		8	0.5%
Balance at end of year	$1,813	100.0%		$1,806	100.0%		$1,366	100.0%		$953	100.0%		$1,564	100.0%

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

All of our securities carry market risk, as increases in market rates of interest may cause a decrease in the fair value of the securities. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate or credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines.  In establishing our investment strategies, we consider our interest rate sensitivity, the types of securities to be held, liquidity and other factors.  We have also engaged an independent financial advisor to recommend investment securities according to a plan which has been approved by the Asset/Liability Committee and the Board of Directors.  Federal savings banks have authority to invest in various types of assets, including U.S. Government obligations, securities of various federal agencies, obligations of states and municipalities, mortgage-backed and asset-backed securities, collateralized-mortgage obligations, certain time deposits of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and commercial paper.

All of the securities in our portfolio are classified as “available for sale”. The securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Our current securities portfolio consists of collateralized mortgage obligations, mortgage backed securities, asset-backed securities, U.S. Government obligations and municipal bonds.  Nearly all of our mortgage backed securities are directly or indirectly insured or guaranteed by FHLMC, the Government National Mortgage Association (“GNMA”) or the Federal National Mortgage Association (“FNMA”, or “Fannie Mae”).  The municipal securities we invest in have maturities of 20 years or less and many have private insurance guaranteeing repayment. The majority of municipal securities in our portfolio are unlimited general obligation bonds.

We have investments in FHLBNY stock, which must be held as a condition of membership in the Federal Home Loan Bank system.  The investment in FHLBNY stock is considered restricted and is reported at book value on the Consolidated Statements of Financial Condition.

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

In assessing the credit quality of securities in our investment portfolio, we conduct an internal risk analysis, which includes a review of third party research and analytics. If our research indicates that an issuer of a security does not have adequate capacity to meet its financial obligations for the life of the asset, the Company will review the security and consider it for classification.

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

      Our determination as to the classification of our investments are subject to review by our regulatory agencies.  We regularly review our investment portfolio to determine whether any investments require classification in accordance with applicable regulations.  Our review of our investment portfolio at December 31, 2013 indicated five private-label asset-backed securities that we considered for classification, as the issuer did not have an adequate capacity to meet its financial commitments over the projected life of the investment or the risk of default by the obligor was possible, resulting in an expectation that the Bank would not receive the full and timely repayment of principal and interest as expected.  These five securities had an amortized cost of $3.6 million and fair value of $3.5 million. All five securities were classified as “Substandard.” These securities were also evaluated for other-than-temporary impairment as noted in the Other than Temporary

Impairment section of Part II, Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and we concluded that an additional $180,000 and $102,000 of other-than-temporary impairment needed to be recorded for one private-label asset-backed security during the years ended December 31, 2013 and 2012, respectively.

The following table presents the composition of our securities portfolio in dollar amount of each investment type at the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Securities available for sale:
U.S. Treasury bonds	$12,857	$13,848	$12,896	$15,195	$12,935	$15,078
Municipal bonds	57,199	58,044	51,666	56,264	49,561	53,676
Mortgage-backed securities:
Collateralized mortgage obligations -private label	77	81	92	94	133	129
Collateralized mortgage obligations -government sponsored entities	63,840	62,625	57,574	58,167	59,669	60,771
Government National Mortgage Association	2,153	2,219	2,607	2,896	3,141	3,349
Federal National Mortgage Association	11,452	11,634	15,232	16,272	19,612	20,570
Federal Home Loan Mortgage Corporation	5,774	5,816	5,708	6,194	5,246	5,766
Asset-backed securities-private label	3,637	3,498	4,514	4,117	5,459	4,632
Asset-backed securities-government sponsored entities	130	134	150	163	173	189
Equity securities	22	65	22	6	22	5
Total available for sale	$157,141	$157,964	$150,461	$159,368	$155,951	$164,165

At December 31, 2013,  we did not have any non-U.S. Government and Government agency securities that exceeded 10.0% of equity.

Investment Securities Portfolio, Maturities and Yields.  The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, with the exception of equity securities, at December 31, 2013.  Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities. The weighted average yield does not include the impact of a tax-equivalent adjustment for bank qualified municipals.

			More than One Year		More than Five Years		More than Ten
	One year or less		through Five Years		through Ten Years		Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury bonds	$-	-	$-	-	$10,629	3.42%	$2,228	4.42%	$12,857	$13,848	3.59%
Municipal bonds	-	-	328	3.59%	12,027	3.85%	44,844	3.64%	57,199	58,044	3.68%
Mortgage-backed securities	-	-	335	4.49%	3,314	3.59%	79,647	2.71%	83,296	82,375	2.75%
Asset-backed securities	-	-	-	-	-	-	3,767	5.37%	3,767	3,632	5.37%
Total securities available for sale	$-	-	$663	4.04%	$25,970	3.64%	$130,486	3.14%	$157,119	$157,899	3.22%

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

Deposits.  We offer a variety of deposit accounts having a range of interest rates and terms.  We currently offer regular savings deposits (consisting of Christmas Club, passbook and statement savings accounts), money market accounts savings and checking, interest bearing and non-interest bearing checking accounts (i.e., demand deposits), health savings accounts, retirement accounts, time deposits and Interest on Lawyer Accounts (“IOLA”). In addition to accounts for individuals, we also offer commercial checking accounts designed for the businesses operating in our market area.

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

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, our liquidity needs, and the rates charged on other sources of funds.  We generally review our deposit mix and pricing on a weekly basis.  Our deposit pricing strategy has generally been to offer competitive rates and to be towards the top of the local market for rates on most types of deposit products.    Core deposits (defined as savings deposits, money market accounts, demand deposit accounts and other interest bearing accounts) represented 50.4% and 47.6% of total deposits on December 31, 2013 and 2012, respectively.  At December 31, 2013 and 2012, time deposits with remaining terms to maturity of less than one year amounted to $74.2 million and $76.6 million, respectively.

The following table presents our time deposit accounts categorized by interest rates which mature during each of the years set forth below and the amounts of such time deposits by interest rate at December 31, 2013,  2012 and 2011.

	Period to maturity at December 31, 2013				At December 31,
	Less than One	More than One Year to	More than Two Years to	More than Three
	Year	Two Years	Three Years	Years	2013	2012	2011
	(Dollars in thousands)
Interest Rate Range
0.49% and below	$50,961	$2,554	$-	$-	$53,515	$23,259	$13,602
0.50% and 0.99%	13,387	12,902	2,750	501	29,540	59,203	55,675
1.00% and 1.99%	2,076	1,135	23,342	25,763	52,316	54,049	63,410
2.00% to 2.99%	7,188	46,409	2,873	4	56,474	60,816	73,532
3.00% to 5.99%	558	172	-	-	730	1,170	13,668
Total	$74,170	$63,172	$28,965	$26,268	$192,575	$198,497	$219,887

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio:

	At December 31,
	2013		2012		2011
		Percent		Percent		Percent
		of total		of total		of total
	Amount	deposits	Amount	deposits	Amount	deposits
	(Dollars in thousands)
Deposit type:
Savings	$38,833	10.00%	$36,990	9.77%	$33,676	8.87%
Money market	77,990	20.09%	68,228	18.02%	58,157	15.31%
Interest bearing demand	44,517	11.47%	42,350	11.19%	40,649	10.70%
Non-interest bearing demand	34,320	8.84%	32,478	8.58%	27,429	7.22%
Total core deposits	195,660	50.40%	180,046	47.56%	159,911	42.10%

Time deposits with original maturities of:
Three months or less	1,925	0.50%	4,205	1.11%	4,436	1.17%
Over three months to twelve months	40,569	10.45%	43,751	11.57%	46,126	12.15%
Over twelve months to twenty-four months	31,417	8.09%	33,126	8.75%	47,633	12.54%
Over twenty-four months to thirty-six months	10,668	2.75%	12,341	3.26%	23,181	6.10%
Over thirty-six months to forty-eight months	3,673	0.95%	5,025	1.33%	14,627	3.85%
Over forty-eight months to sixty months	103,390	26.62%	99,084	26.18%	83,448	21.97%
Over sixty months	933	0.24%	965	0.26%	436	0.12%
Total time deposits	192,575	49.60%	198,497	52.44%	219,887	57.90%
Total deposits	$388,235	100.00%	$378,543	100.00%	$379,798	100.00%

At December 31, 2013, we had $69.1 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$8,574
Over three months through six months	5,559
Over six months to twelve months	8,702
Over twelve months	46,243
Total	$69,078

Short-term Borrowings. Our borrowings consist of short-term Federal Home Loan Bank advances.  At December 31, 2013 and 2012, our short-term borrowings from the Federal Home Loan Bank of New York were $11.7 million and $11.2 million, respectively.  The short-term borrowings at December 31, 2013 had fixed rates of interest ranging from 0.37% to 0.40% and mature within one year.  We have a written agreement with the Federal Home Loan Bank of New York, which allowed us to borrow up to $124.9 million as of December 31, 2013 which was collateralized by a pledge of certain fixed-rate one- to four-family residential real estate loans. At December 31, 2013, we had outstanding advances under this agreement of $19.5 million. The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings. At December 31, 2013, securities with a book value of $10.6 million and fair value of $11.1 million were pledged for potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at December 31, 2013.  The Bank has also established lines of credit with other correspondent banks, currently totaling $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million is secured by a pledge of the Bank’s securities when a draw is made. The lines of credit provide for overnight borrowings through the purchase of Fed Funds, at an interest rate equal to the Fed Funds rate plus a spread. At December 31, 2013, there were no balances outstanding on these lines of credit.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	2013	2012	2011
	(Dollars in thousands)
At December 31
Amount outstanding	$11,650	$11,200	$6,910
Weighted average interest rate	0.39%	0.38%	0.32%

For the year ended December 31
Highest amount at a month-end	$14,450	$14,320	$9,400
Daily average amount outstanding	12,794	12,763	6,603
Weighted average interest rate	0.38%	0.39%	0.36%

Subsidiary Activities

Lake Shore Savings is the only subsidiary of Lake Shore Bancorp.    Lake Shore Savings has no subsidiaries.

Personnel

As of December 31, 2013, we had 105 full-time employees and 14 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Supervision and Regulation

General

Lake Shore Savings Bank is examined and supervised by the OCC, while Lake Shore Bancorp, Inc. and Lake Shore, MHC are examined and supervised by the Federal Reserve Board.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Lake Shore Savings also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Lake Shore Savings also is regulated, to a lesser extent, by the FDIC with respect to insurance of deposit accounts and the Board of Governors of the Federal Reserve System, with respect to reserves to be maintained against deposits and other matters.  Lake Shore Savings’ relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Lake Shore Savings’ mortgage documents.

Any change in these laws or regulations, whether by the FDIC, the OCC, the Federal Reserve Board or Congress, could have a material adverse impact on Lake Shore, MHC, Lake Shore Bancorp and Lake Shore Savings and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such as the Bank.  Under the Dodd-Frank Act, the Company’s former regulator, the Office of Thrift Supervision (“OTS”) was eliminated.  Responsibility for the supervision and regulation of federal savings banks was transferred to the OCC, which is an agency that is responsible for the regulation and supervision of national banks.  The OCC assumed responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions became effective on July 21, 2011.  At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as the Company was transferred to the Federal Reserve Board, which supervises bank holding companies.

Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve Board.  The CFPB assumes responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primarily regulator rather than the CFPB.

In addition to eliminating the OTS and creating the CFPB, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, regulates rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations.  The Dodd-Frank Act contained the so-called “Volcker Rule,” which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge or private equity funds (“covered funds”).  On December 13, 2013, federal agencies issued a final rule implementing the Volcker Rule which, among other things, requires banking organizations to restructure and limit certain of their investments in and relationships with covered funds.  At this time, management expects that this rule will have a minimal impact on Lake Shore Savings, Lake Shore Bancorp and Lake Shore, MHC.  In addition, the CFPB has finalized a rule implementing the “Ability to Pay” requirements of the Dodd-Frank Act.  The regulations generally require creditors to make a reasonable, good faith determination as to a borrower’s ability to repay most residential mortgage loans.  The final rule establishes a safe harbor for certain “Qualified Mortgages,” which contain certain features deemed less risky and omit certain other characteristics considered to enhance risk.  The Ability to Repay final rules were effective January 1, 2014.

Some of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Their impact on operations cannot yet be fully assessed.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company.

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

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC.  Under these laws and regulations, Lake Shore Savings may originate mortgage loans secured by residential and commercial real estate, commercial business loans and consumer loans, and it may invest in certain types of debt securities and certain other assets.  Certain types of lending, such as commercial real estate, commercial business and consumer loans, are subject to an aggregate limit calculated as a specified percentage of Lake Shore Savings’ capital or assets.  Lake Shore Savings also may establish subsidiaries that may engage in activities not otherwise permissible for Lake Shore Savings, including real estate investment and securities and insurance brokerage.

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

At December 31, 2013, Lake Shore Savings Bank’s capital exceeded all applicable minimal capital requirements.

In July 2013, the federal banking agencies issued a final rule that will revise the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-weighted assets requirement (from 4% to 6% of risk-weighted assets), and assigns a higher risk weighting (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional restraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule becomes effective for Lake Shore Savings Bank on January 1, 2015.  The capital conservation buffer requirements will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  At this time, management does not believe that the updated capital limits under this final rule will have a material impact on the capital of Lake Shore Savings Bank.

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2013, Lake Shore Savings’ largest lending relationship with a single or related group of borrowers totaled $6.6 million, which represented 10.5% of unimpaired capital and surplus; therefore, Lake Shore Savings was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the QTL test must either convert to a commercial bank charter or operate under specified restrictions.  The Dodd-Frank Act makes noncompliance with the QTL Test potentially subject to agency enforcement action for violation of law.  At December 31, 2013, Lake Shore Savings maintained 78.93% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Federal Reserve Board may disapprove a notice or application if:

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

Liquidity.  A federal savings institution is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 10% or greater. At December 31, 2013, this ratio was 39.7%.

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  In connection with its examination of a federal savings bank, the OCC is required to assess the savings bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.  Lake Shore Savings received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act.  The term “affiliate” for these purposes generally means any company that controls, is controlled by, or is under common control with an insured depository institution such as Lake Shore Savings.  Lake Shore Bancorp, Inc. and Lake Shore MHC are affiliates of Lake Shore Savings.  In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates.  In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank.  In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices and may not involve low-quality assets.  The OCC requires savings banks to maintain detailed records of all transactions with affiliates.

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

At December 31, 2013, Lake Shore Savings is in compliance with Regulation O.

Enforcement.    The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.  The FDIC also has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution.  If the OCC does not take action, the FDIC has authority to take action under specified circumstances.

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

At December 31, 2013, Lake Shore Savings met the criteria for being considered “well-capitalized.” In connection with the final capital rule described earlier, the federal banking agencies have adopted amendments, effective January 1, 2015, to the prompt corrective action framework.  The various categories will be revised to incorporate the new common equity capital requirement as well as the increases in the Tier 1 to risk-based capital requirement.

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

In 2009, the FDIC, in response to pressures on the Deposit Insurance Fund caused by bank and savings association failures, required all insured depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The estimated assessments were based on assumptions established by the FDIC, including an assumed 5% annual growth rate and certain assumed assessment rate increases.  That pre-payment, which amounted to $1.4 million for Lake Shore Savings, was recorded as a prepaid expense and was amortized to expense over three years.  The unused prepaid assessments were returned to the institution in June 2013. The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long term fund ratio of 2%.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2013, the annualized FICO assessment was equal to 0.62 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System.    Lake Shore Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, Lake Shore Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2013, Lake Shore Savings was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Lake Shore Savings are subject to state usury laws and federal laws concerning interest rates.  Lake Shore Savings’ operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•

Real Estate Settlement Procedures Act, requiring that borrowers for one- to four-family residential real estate loans receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices;

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

•

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

(i)investing in the stock of a savings institution;

(ii)acquiring a mutual savings bank through the merger of such savings institution into a savings institution subsidiary of such holding company or an interim savings bank subsidiary of such holding company;

(iii)merging with or acquiring another holding company, one of whose subsidiaries is a savings institution;

(iv)investing in a corporation, the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or savings institutions share their home offices;

(v)furnishing or performing management services for a savings institution subsidiary of such company;

(vi)holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;

(vii)holding or managing properties used or occupied by a savings institution subsidiary of such company;

(viii)acting as trustee under deeds of trust;

(ix)any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Federal Reserve Board, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

(x)any activity permissible for financial holding companies (if such status is elected by the Company) under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and

(xi)purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Federal Reserve Board.  If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

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

Capital.  Historically, savings and loan holding companies have not been subject to regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust-preferred securities, which are currently includable within Tier 1 capital by bank holding companies within certain limits, would no longer be includable as Tier 1 capital, subject to certain grandfathering.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary savings bank will apply to savings and loan holding companies as of January 1, 2015.  As is the case with the savings bank subsidiary, the capital conservation buffer will be phased in between 2016 and 2019.

Source of Strength.  The Dodd-Frank Act extends the “source of strength” doctrine to savings and loan holding companies.  The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.  Federal Reserve Board policies also provide that holding companies should pay dividends only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  These policies may affect the ability of a savings and loan holding company to pay dividends or otherwise make capital distribution.

Waivers of Dividends by Lake Shore, MHC.  The Dodd-Frank Act requires federally-chartered mutual holding companies to give the Federal Reserve Board notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like Lake Shore, MHC, the Federal Reserve Board “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009.  Lake Shore, MHC qualifies as a grandfathered mutual holding company.  The Dodd-Frank Act further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.  In September 2011, however, the Federal Reserve Board issued an interim final rule that also requires, as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  Lake Shore, MHC solicited its members to vote on the proposal to waive dividends and on February 5, 2014, the members approved the waiver of dividends. The Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Board for their non-objection. As of March 6, 2014, Lake Shore, MHC received the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 4, 2015. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.  For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of Lake Shore Savings to make capital distributions to Lake Shore Bancorp and the waiver of dividends by Lake Shore, MHC.”

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  As directed by the Sarbanes-Oxley Act, the Chief Executive Officer and Chief Financial Officer are required to certify that its quarterly and annual reports do not contain any untrue statement of a material fact.  The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of internal control over financial reporting; they have made certain disclosures to its auditors and the audit/risk committee of the Board of Directors about internal control over financial reporting; and they have included information in the quarterly and annual reports about their evaluation and whether there have been changes in internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Item 1A.  Risk Factors.

Risks Related To Our Business

Our loan portfolio includes loans with a higher risk of loss.  We originate commercial real estate loans, commercial business loans, consumer loans, and residential real estate loans (including home equity loans) primarily within our market area.  Commercial real estate, commercial business, and consumer loans, which comprised in the aggregate 26.4% of our total loan portfolio at December 31, 2013 may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.  These loans also have greater credit risk than residential real estate for the following reasons:

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

A further deterioration or minimal improvement in economic conditions in our market area could affect the performance of our loan portfolio. Higher prices for businesses and consumers and high unemployment could negatively affect our loan portfolio, if business owners or consumers are not able to make loan payments.  As a result of the economic downturn in recent years, we have noticed an increase in our delinquent loans. Any further downturn in the real estate market or our national or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.  Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance.  We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.  A downturn in the real estate market or the local economy could exacerbate this risk.  We review our allowance for loan losses on a monthly basis to ensure that it is funded adequately to cover any anticipated losses.

Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance for loan losses.  Our provision for loan losses in 2013 was $105,000, a $551,000, or 84.0%, decrease over 2012, partially due to a decrease in the size of our commercial loan portfolio in 2013. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses.  If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. The high percentage of one- to four-family real estate loans in our loan portfolio has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provision for loan losses.  If we were to further increase the amount of loans in our portfolio other than one- to four-family real estate loans, we may decide to make increased provisions for loan losses.  In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, which may have a material adverse effect on our financial condition and results of operations.

Low demand for real estate loans may lower our profitability.    Making loans secured by real estate, including one- to four-family and commercial real estate, is our primary business and primary source of revenue.  If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans.  Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates.  Interest rates on deposit products have steadily declined at a greater pace than the rate decline on loan products since 2008, resulting in a positive net interest margin during the last five years.  Furthermore, we experienced commercial loan growth during 2010 through 2012, especially in the Erie County market area, which resulted in increased net interest income.  However, loan demand for retail customers slowed down during 2010 through 2012 and loan demand for commercial customers declined in 2013 due to uncertain economic conditions, which resulted in static loan interest income. If rates begin to rise, loan demand may continue to be slow, and deposit expenses may increase, which could lower our profitability.

We have opened new branches and expect to open additional new branches in the near future.  Opening new branches reduces our short-term profitability due to one-time fixed expenses coupled with low levels of income earned by the branches until their customer bases are built.  We opened a new branch in Snyder, New York during the second quarter of 2013.  In addition, we may continue to expand through de novo branching.  The expense associated with building and staffing new branches will significantly increase our non-interest expense, with compensation and occupancy costs constituting the largest amount of increased costs.  Losses are expected from new branches for some time as the expenses associated with it are largely fixed and typically greater than the income earned as a branch builds up its customer base.  Our management has projected that it will take approximately 18 to 24 months for new branches to become profitable after they have opened.  There can be no assurance that our branch expansion strategy will result in increased earnings, or that it will result in increased earnings within a reasonable period of time.  We expect that the success of our branching strategy will depend largely on the ability of our staff to market the deposit and loan products offered by us.  Depending upon locating acceptable sites, as well as the economic environment and projected demand in targeted market areas, we anticipate opening one branch every 18 to 24 months.

The results of our operations may be adversely affected if asset valuations cause other-than-temporary impairment charges.    In 2013 and 2012, the Company determined that one private-label asset backed security was other than temporary impaired and had a non-cash, pre-tax, impairment charge of $180,000 and $102,000, respectively.  We may be required to record future impairment charges on our investment securities or other assets if they suffer declines in value that are considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio or other assets in future periods. If an impairment charge is significant enough it could have a material adverse effect on the Company’s liquidity, its ability to pay dividends to shareholders, and its regulatory capital ratios.

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

In the current environment, rates on the lending and investment portfolios have declined significantly, as have rates on deposit products and borrowed funds, which has assisted in keeping our interest rate spread at a moderate level.  In the current extended low rate environment, the cost of funding is beginning to fall more slowly than the decline in asset yields, which may result in a decreasing net interest margin.

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

Our information systems may experience an interruption or breach in security. We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer accounts, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be adequately addressed.  Additionally, we outsource our data processing to third parties. If the third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations. Furthermore, breaches of such third party’s technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own. Fraud attacks targeting customer-controlled devices, plastic payment card terminals, and merchant data collection points provide another source of potential loss, again through no fault of our own. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. The Company maintains a system of internal controls to mitigate such occurrences and maintains insurance coverage for exposures that are insurable. The Company regularly tests internal controls to ensure that they are appropriate and functioning as designed.

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

Risks Related To Recent Developments And The Banking Industry Generally

Financial reform legislation has, among other things, eliminated the Office of Thrift Supervision, tightened capital standards and created a new Consumer Financial Protection Bureau, and will result in new laws and regulations that are expected to increase our costs of operations. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

•	the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest-bearing checking accounts. This change has increased our interest expense;

•

the Federal Reserve Board is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  The new capital rule for savings and loan holding companies will take effect on January 1, 2015.  See “Supervision and Regulation – Holding Company Regulation – Capital:”

•

the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

•

a new CFPB has been established, which has broad powers to supervise and enforce consumer protection laws.  The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, like Lake Shore Savings, will be examined by their applicable bank regulators; and

•

federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

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

Our ability to pay dividends is subject to the ability of Lake Shore Savings to make capital distributions to Lake Shore Bancorp and the waiver of dividends by Lake Shore, MHC. The value of Lake Shore Bancorp’s common stock is significantly affected by our ability to pay dividends to our public shareholders.  Our long-term ability to pay dividends to our shareholders is based primarily upon the ability of the Bank to make capital distributions to Lake Shore Bancorp, and also to the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends. Under OCC safe harbor regulations, the Bank may distribute to Lake Shore Bancorp capital in an amount not exceeding net income for the current calendar year and the prior two calendar years.  Our ability to pay dividends and the amount of such dividends is also affected by the ability of Lake Shore, MHC, our mutual holding company and majority shareholder of Lake Shore Bancorp, to waive the receipt of dividends declared by Lake Shore Bancorp. Lake Shore, MHC waived its right to receive most of its dividends on its shares of Lake Shore Bancorp since its inception in 2006, with the exception of two dividends declared in 2012 and part of a dividend declared in 2011. The ability to waive dividends meant that Lake Shore Bancorp had more cash resources to pay dividends to its public shareholders than if Lake Shore, MHC accepted such dividends.  Lake Shore, MHC is now required to obtain a waiver from the Federal Reserve Board allowing it to waive its right to dividends.

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

Lake Shore, MHC solicited its members to vote on the proposal to waive dividends and on February 5, 2014, the members approved the waiver of dividends. The Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Board for their non-objection. As of March 6, 2014, Lake Shore, MHC received the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 4, 2015. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.

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

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares. In July 2013, the federal banking agencies approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for Lake Shore Savings and the Company on January 1, 2015 and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The  new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for Lake Shore Savings and Lake Shore Bancorp could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

 New regulations could restrict our ability to originate and sell mortgage loans.    The CFPB has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard.

Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;
•	negative-amortization; and
•	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%.  Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.  The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

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

Our local economy may affect our future growth possibilities.  Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our current market area, which is primarily located in Chautauqua County, New York and Erie County, New York.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations.    If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected. A weak economy could lead to a deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business.   Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.

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

Item 1B.  Unresolved Staff Comments.

                None.

Item 2.  Properties.

We conduct our business through our corporate headquarters, administrative offices, and eleven branch offices.  At December 31, 2013, the net book value of the computer equipment and other furniture, fixtures, and equipment at our offices totaled $1.0 million. For more information, see Note 6 and Note 10 in the Notes to our Consolidated Financial Statements.

	Leased or	Original	Net Book Value
Location	Owned	Date Acquired	December 31, 2013
	(Dollars in thousands)
Corporate Headquarters
31 East Fourth Street
Dunkirk, NY 14048	Owned	2003	$854
Branch Offices:
Chautauqua County branches
128 East Fourth Street
Dunkirk, NY 14048	Owned/Leased(1)	1930	796
30 East Main Street
Fredonia, NY 14063	Owned	1996	651
1 Green Avenue
Lakewood, NY 14701	Owned/Leased(2)	1996	585
115 East Fourth Street
Jamestown, NY 14701	Owned	1997	368
106 East Main Street
Westfield, NY 14787	Owned/Leased(3)	1998	158
Erie County branches
5751 Transit Road
East Amherst, NY 14051	Owned	2003	1,021
3111 Union Road
Orchard Park, NY 14127	Leased(4)	2003	526
59 Main Street
Hamburg, NY 14075	Leased(5)	2005	826
3438 Delaware Avenue
Kenmore, NY 14217	Owned	2008	1,142
570 Dick Road
Depew, NY 14043	Leased(6)	2009	78
4950 Main Street
Snyder, NY 14226	Owned	2012	1,298
Administrative Offices:
125 East Fourth Street
Dunkirk, NY 14048	Owned	1995	174
123 East Fourth Street
Dunkirk, NY 14048	Owned	1995	83
415 Washington Avenue
Dunkirk, NY 14048	Owned	2010	56

(1) The building is owned.  Additional parking lot is leased.  The lease expires in 2014.
(2) The building is owned.  The land is leased. The lease expires in 2015.
(3) The building is owned. Additional parking lot is leased. The lease expires in 2014.
(4) The lease expires in 2017.

(5) The lease expires in 2028.

(6) The lease expires in 2019.

Item 3. Legal Proceedings.

At December 31, 2013, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Lake Shore Bancorp, Inc. common stock trades on the Nasdaq Global Market under the symbol “LSBK”.  The table below shows the reported high and low sales prices of the common stock during the periods indicated.

	Sales Price		Dividend Information
Period	High	Low	Amount Per Share	Date of Payment

2012
First quarter	$10.50	$9.50	$0.07	February 22, 2012
Second quarter	10.29	8.29	0.07	May 22, 2012
Third quarter	10.47	8.55	0.07	August 22, 2012
Fourth quarter (1)	10.60	10.20	0.04	November 20, 2012

2013
First quarter	$14.69	$9.01	$0.07	March 29, 2013
Second quarter	12.00	11.00	0.07	May 21, 2013
Third quarter	11.86	10.93	0.07	August 20, 2013
Fourth quarter	12.50	11.40	0.07	November 19, 2013

(1)

The Board of Directors of the Company reduced the cash dividend payment to $0.04 per share in the fourth quarter of 2012 as Lake Shore, MHC could not waive receipt of the dividends paid on the shares it owned.  The Federal Reserve Board’s interim final regulation required a prior approval of a majority of the eligible votes of the MHC’s members (depositors) for the MHC to waive the receipt of dividends.  Without the dividend waiver, the Company was required to pay a dividend at the same rate on the shares that are held by the MHC as it does for public shareholders.  Because of the increased number of shares that were to receive the dividend payout, the Company approved payment of this quarterly dividend at the amount of $0.04 per share.  Subsequently, as previously disclosed, the Company did obtain approval of the MHC members to waive dividends.  As a result, the Company increased the dividend back to $0.07 per share.

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

As of March 24, 2014 there were approximately 905 record holders of Lake Shore Bancorp, Inc. common stock.

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended December 31, 2013:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

October 1 through October 31, 2013	-	$-	-	66,510
November 1 through November 30, 2013	-	-	-	66,510
December 1 through December 31, 2013	5,000	12.30	5,000	61,510
Total	5,000	$12.30	5,000	61,510

_____________

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

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Selected financial condition data:
Total assets	$482,167	$482,387	$488,597	$479,047	$425,656
Loans, net	277,345	272,933	275,068	263,031	259,174
Securities available for sale	157,964	159,368	164,165	153,924	118,381
Federal Home Loan Bank stock	1,560	1,852	2,219	2,401	2,535
Total cash and cash equivalents	17,202	19,765	23,704	33,514	22,064
Total deposits	388,235	378,543	379,798	375,785	318,414
Short-term borrowings	11,650	11,200	6,910	5,000	6,850
Long-term debt	7,850	14,400	27,230	34,160	36,150
Total stockholders' equity	65,271	66,985	63,947	55,210	55,446
Allowance for loan losses	1,813	1,806	1,366	953	1,564
Non-performing loans	4,606	2,420	2,798	2,341	1,677
Non-performing assets	5,187	3,000	3,113	2,645	1,999

	For the year ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Selected operating data:
Interest income	$18,614	$19,650	$20,765	$19,926	$19,693
Interest expense	3,556	4,603	5,636	6,316	7,929
Net interest income	15,058	15,047	15,129	13,610	11,764
Provision for loan losses	105	656	415	2,115	265
Net interest income after provision for loan losses	14,953	14,391	14,714	11,495	11,499
Total non-interest income	2,092	2,030	1,666	3,454	2,415
Total non-interest expense	12,334	11,811	11,307	11,533	11,035
Income before income taxes	4,711	4,610	5,073	3,416	2,879
Income taxes	968	984	1,393	373	718
Net income	$3,743	$3,626	$3,680	$3,043	$2,161
Basic earnings per common share	$0.66	$0.64	$0.65	$0.53	$0.37
Diluted earnings per common share	$0.65	$0.64	$0.65	$0.53	$0.37
Dividends declared per share	$0.28	$0.25	$0.28	$0.24	$0.20

	At or for the year ended December 31,
	2013	2012	2011	2010	2009
Selected financial ratios and other data

Performance ratios:
Return on average assets	0.77%	0.74%	0.76%	0.67%	0.52%
Return on average equity	5.64%	5.47%	6.15%	5.32%	3.93%
Dividend payout ratio(1)	43.08%	39.06%	43.08%	45.28%	54.05%
Interest rate spread(2)	3.19%	3.07%	3.14%	2.98%	2.70%
Net interest margin(3)	3.34%	3.26%	3.34%	3.21%	3.03%
Efficiency ratio(4)	71.92%	69.16%	67.32%	67.59%	77.83%
Non-interest expense to average total assets	2.55%	2.40%	2.34%	2.54%	2.65%
Average interest-earning assets to average interest-bearing liabilities	119.39%	119.69%	116.58%	115.39%	116.16%

Capital ratios:
Total risk-based capital to risk weighted assets(5)	25.08%	23.77%	21.81%	20.44%	20.33%
Tier 1 risk-based capital to risk weighted assets(5)	24.36%	23.04%	21.27%	20.05%	19.95%
Tangible capital to tangible assets(5)	12.75%	12.14%	11.18%	10.28%	10.85%
Tier 1 leverage (core) capital to adjustable tangible assets(5)	12.75%	12.14%	11.18%	10.28%	10.85%
Equity to total assets	13.54%	13.89%	13.09%	11.52%	13.03%

Asset quality ratios:
Non-performing loans as a percent of total net loans	1.66%	0.89%	1.02%	0.89%	0.65%
Non-performing assets as a percent of total assets	1.08%	0.62%	0.64%	0.55%	0.47%
Allowance for loan losses as a percent of total net loans	0.65%	0.66%	0.50%	0.36%	0.60%
Allowance for loan losses as a percent of non-performing loans	39.36%	74.63%	48.82%	40.71%	93.26%

Other data:
Number of full service offices	11	10	10	10	9

(1)Represents dividends declared per share as a percent of diluted earnings per share.

(2)Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(3)Represents the net interest income as a percent of average interest-earning assets for the year.

(4)Represents non-interest expense divided by the sum of net interest income and non-interest income.

(5)Represents the capital ratios of Lake Shore Savings Bank since Lake Shore Bancorp, Inc., as a savings and loan holding company is not currently subject to formula-based requirements at the holding company level.

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

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government.  Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability.  Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions.  Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area.  Certain areas of the Western New York market area have recently experienced economic growth, especially in Erie County, and the Company has more than doubled its asset size since December 31, 2000.

While the recession is officially over, continued weakness in the housing markets and high unemployment remain.  These weaknesses can have a negative effect on a bank’s earnings and liquidity.  The Federal Reserve is still actively working on keeping interest rates at very low levels.  The Fed Funds rate has remained at 0.00%-0.25% for the last five years.  The Federal Reserve has indicated that the Fed Funds rate will remain low until the unemployment rate falls below 6.5%, and as such, this rate is not expected to increase until mid-2015 or later.  Furthermore, at the December 2013 meeting of the Federal Open Market Committee (“FOMC”), the Federal Reserve began to taper its quantitative easing (“QE”) program by reducing its purchases of mortgage-backed securities and treasury bonds by $10 billion per month, to $75 billion.   This program was further reduced by the FOMC at its January 2014 meeting to $65 billion per month and additional reductions of QE purchases are anticipated.  A tapering of the QE program is expected to decrease bond prices, resulting in higher yields.  The expectation of the QE tapering has resulted in recent increases in interest rates offered on mortgage products, with long-term impact on the volume of mortgage loans yet to be determined.  We will continue to closely monitor the impact of the national and regional economy on our net interest margin, results of operations and critical risk areas, including interest rate risk and credit risk.

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

Branching.  We opened our sixth branch office in Erie County, New York during the second quarter of 2013. This branch is located in Snyder, New York and is our eleventh branch overall.  This office had generated deposits of $5.4 million as of December 31, 2013. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield in Chautauqua County, New York and in Depew, East Amherst, Hamburg, Kenmore, Orchard Park, and Snyder in Erie County, New York.  Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

An important strategic objective is to continue to evaluate and enhance the technology supporting our customer service. We are committed to making investments in technology and we believe that it represents an efficient way to deploy a portion of our capital. To this end, the Company has developed a five year plan for the implementation of cost effective and efficient digital services to meet our customer’s technology needs, to focus on attracting new customers, and to improve our operational efficiencies. Although we remain committed to expanding our retail branch footprint whenever it makes strategic sense, we will be concentrating our near term efforts on developing “clicks” instead of “bricks.”

Our People.  A large part of our success is related to customer service and customer satisfaction.  Having employees who understand and value our clientele and their business is a key component to our success.  We believe that our present staff is one of our competitive strengths, and thus the retention of such persons and our ability to continue to attract quality personnel is a high priority.

Residential Mortgage and Other Lending.  Historically, our lending portfolio has consisted predominantly of residential one- to four-family mortgage loans.  At December 31, 2013 and 2012, we held $170.8 million and $167.8 million of residential one- to four-family mortgage loans, respectively, which constituted 61.8% and 61.7% of our total loan portfolio, at such respective dates. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At December 31, 2013 and 2012, our commercial real estate loan portfolio consisted of loans totaling $58.7 million and $57.7 million respectively, or 21.3% and 21.2%, respectively, of total loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At December 31, 2013 and 2012, our commercial business loan portfolio consisted of loans totaling $12.6 million and $13.7 million, respectively, or 4.6% and 5.0%, respectively, of total loans. Other loan products offered to our customers include home equity lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. We may sell one- to four-family residential loans in the future as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential mortgage loans. One- to four-family residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

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

At December 31, 2013 and 2012, we had $158.0 million and $159.4 million, respectively, invested in securities available for sale, the majority of which are agency mortgage-backed securities, agency collateralized mortgage obligation securities (“CMOs”) and municipal securities.

Asset-Liability Strategy.    As stated above, our business consists primarily of originating one- to four-family residential real estate loans and commercial real estate loans secured by property in our market area and investing in residential mortgage-backed securities, CMOs and municipal securities.  Typically, one- to four-family residential real estate loans involve a lower degree of risk and carry a lower yield than commercial real estate and commercial business loans.  Our loans are primarily funded by time deposits and core deposits (i.e. checking, savings and money market accounts).  This has resulted in our being vulnerable to increases in interest rates, as our interest-bearing liabilities will mature or re-price more quickly than our interest-earning assets in a rising rate environment.  Although we plan to continue to originate one- to four-family residential mortgage loans going forward, we have been and intend to continue to increase our focus on the origination of commercial real estate loans and commercial business loans, which generally provide higher returns and have shorter durations than one- to four-family residential real estate loans.  Furthermore, our interest rate risk strategy involves improving our funding mix by increasing our core deposits in order to help reduce and control our cost of funds.  We value core deposits because they represent longer-term customer relationships as well as lower cost of funds.  As part of our strategy to expand our commercial loan portfolio, we expect to attract lower cost core deposits as part of these borrower relationships.  We offer competitive rates on a variety of deposit products to meet the needs of our customers and we promote long term deposits, where possible, to meet asset-liability goals.

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

Critical Accounting Policies

It is management’s opinion that accounting estimates covering certain aspects of our business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates.  Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance for loan losses required for probable credit losses and the material effect that such judgments can have on the results of operations.  Management’s monthly evaluation of the adequacy of the allowance considers our historical loan loss experience, review of specific loans, current economic conditions, and such other factors considered appropriate to estimate loan losses.  Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions, or economic conditions.  Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in our local area, concentrations of risk and decline in local property values. The Company’s determination as to the amount of its allowance for loan losses is subject to review by its regulatory agencies, which can require that we establish additional loss allowances. Refer to Note 5 of the Notes to Consolidated Financial Statements for more information on the allowance for loan losses.

In management’s opinion, the accounting policy relating to the valuation of investments is a critical accounting policy.  We use a third party vendor to provide independent pricing of the securities in our investment portfolio, with the exception of five securities which are not actively traded.  The third party vendor utilizes public quotations, third party dealer quotes and pricing models.  For the five securities that are not actively trading, the Company utilizes discounted cash flow models to determine fair value pricing.  Thus, the determination of fair value pricing on investments may require significant judgment or estimation, particularly when liquid markets do not exist for the item being valued.  The use of different assumptions for these valuations could produce significantly different results which may have material positive or negative effects on the results of our operations.  Refer to Note 14 of the Notes to Consolidated Financial Statements for more information on fair value.

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

These critical policies and their application are reviewed periodically by our Audit/Risk Committee and our Board of Directors.  All accounting policies are important, and as such, we encourage the reader to review each of the policies included in the notes to the Consolidated Financial Statements to better understand how our financial performance is reported.

Other than Temporary Impairment on Investment

During 2013 and 2012, a $180,000 and $102,000 OTTI write-down, respectively was recorded on one private-label asset-backed security, as management concluded that there was substantial doubt about the ability of the issuer to meet the financial commitments under the security for the projected life of the investment, due to an increased risk of default or risk that full and timely repayment of principal and interest will not be achieved.  This conclusion was reached through calculating expected returns using a discounted cash flow model with assumptions that were either equal to or more conservative than actual prepayment speeds, annual default rates and loss severity ratios.

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

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2013			December 31, 2012			December 31, 2011
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$18,922	$14	0.07%	$23,663	$29	0.12%	$19,397	$32	0.16%
Securities	159,854	4,793	3.00%	169,228	5,542	3.27%	162,691	6,307	3.88%
Loans	271,705	13,807	5.08%	268,265	14,079	5.25%	270,697	14,426	5.33%
Total interest-earning assets	450,481	18,614	4.13%	461,156	19,650	4.26%	452,785	20,765	4.59%
Other assets	34,100			30,810			31,006
Total assets	$484,581			$491,966			$483,791

Interest-bearing liabilities
Demand & NOW accounts	$42,285	$48	0.11%	$41,233	$50	0.12%	$40,403	$65	0.16%
Money market accounts	73,923	269	0.36%	63,864	306	0.48%	50,721	277	0.55%
Savings accounts	38,797	40	0.10%	35,841	46	0.13%	34,112	68	0.20%
Time deposits	198,529	2,833	1.43%	212,371	3,577	1.68%	225,029	4,174	1.85%
Borrowed funds	22,608	262	1.16%	30,765	515	1.67%	36,856	941	2.55%
Other interest-bearing liabilities	1,174	104	8.86%	1,222	109	8.92%	1,264	111	8.78%
Total interest-bearing liabilities	377,316	3,556	0.94%	385,296	4,603	1.19%	388,385	5,636	1.45%
Other non-interest bearing liabilities	40,867			40,389			35,590
Stockholders' equity	66,398			66,281			59,816
Total liabilities & stockholders' equity	$484,581			$491,966			$483,791
Net interest income		$15,058			$15,047			$15,129
Interest rate spread			3.19%			3.07%			3.14%
Net interest margin			3.34%			3.26%			3.34%

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

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Compared to			Compared to
	Year Ended December 31, 2012			Year Ended December 31, 2011
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(10)	$(5)	$(15)	$(9)	$6	$(3)
Securities	(452)	(297)	(749)	(1,010)	245	(765)
Loans, including fees	(451)	179	(272)	(218)	(129)	(347)
Total interest-earning assets	(913)	(123)	(1,036)	(1,237)	122	(1,115)

Interest-bearing liabilities:
Demand & NOW accounts	(3)	1	(2)	(16)	1	(15)
Money market accounts	(81)	44	(37)	(37)	66	29
Savings accounts	(10)	4	(6)	(25)	3	(22)
Time deposits	(522)	(222)	(744)	(370)	(227)	(597)
Total deposits	(616)	(173)	(789)	(448)	(157)	(605)

Other interest-bearing liabilities:
Borrowed funds & other	(137)	(121)	(258)	(286)	(142)	(428)

Total interest-bearing liabilities	(753)	(294)	(1,047)	(734)	(299)	(1,033)

Total change in net interest income	$(160)	$171	$11	$(503)	$421	$(82)

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Total assets at December 31, 2013 were $482.2 million, a decrease of $220,000, or 0.1%, from $482.4 million at December 31, 2012.  The decrease in total assets was primarily due to a $2.6 million decrease in cash and cash equivalents, a $1.4 million decrease in securities available for sale and a $598,000 decrease in other assets, partially offset by a $4.4 million increase in loans receivable, net.

Cash and cash equivalents decreased by $2.6 million, or 13.0%, from $19.8 million at December 31, 2012 to $17.2 million at December 31, 2013.  The decrease was primarily attributed to a $2.1 million decrease in interest earning deposits used to purchase securities available for sale.

Securities available for sale decreased by $1.4 million, or 0.9%, to $158.0 million at December 31, 2013 compared to $159.4 million at December 31, 2012.  The decrease was primarily due to an $8.1 million decrease in the market value (before taxes) of the securities available for sale portfolio between December 31,

2012 and December 31, 2013, resulting from an increase in long-term interest rates during 2013. The decrease was partially offset by the Company purchasing $36.0 million of available for sale securities, including collateralized mortgage obligations and municipal bonds during the year ended December 31, 2013. The purchases were primarily funded by the receipt of $25.8 million in pay-downs on the investment portfolio and the sale of $3.0 million of municipal bonds and one mortgage-backed security during the year ended December 31, 2013, with the remainder being funded by deposit growth and cash on hand.

Net loans receivable increased during the year ended December 31, 2013 as shown in the table below:

	At December 31,	At December 31,	Change
	2013	2012	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$170,793	$167,794	$2,999	1.8%
Home equity	31,675	30,724	951	3.1%
Commercial	58,746	57,653	1,093	1.9%
Construction	936	416	520	125.0%

Total real estate loans	262,150	256,587	5,563	2.2%

Other Loans:
Commercial	12,645	13,680	(1,035)	(7.6)%
Consumer	1,517	1,791	(274)	(15.3)%

Total gross loans	276,312	272,058	4,254	1.6%
Allowance for loan losses	(1,813)	(1,806)	(7)	0.4%
Net deferred loan costs	2,846	2,681	165	6.2%

Loans receivable, net	$277,345	$272,933	$4,412	1.6%

The increase in net loans receivable was primarily due to an increase in real estate loans, partially offset by a decrease in commercial business and consumer loans. During 2013, we experienced growth in our one-  to four-family residential and home equity loans, as a result of borrowers taking advantage of the low interest rate environment.  As one-  to four-family residential real estate loans present additional interest rate risk to our loan portfolio,  we remained strategically focused in 2013 on originating adjustable rate commercial real estate and commercial business loans to diversify our asset mix, to take advantage of the opportunities available to serve small businesses in our market area, and to maintain a strong net interest margin. Management continues to look for high quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable and prudent.

Other assets decreased by $598,000, or 20.9%, to $2.3 million as of December 31, 2013 as compared to $2.9 million at December 31, 2012. The decrease was primarily due to the sale of $1.4 million of available for sale securities in the fourth quarter of 2012, which were settled during the first quarter of 2013. The decrease was partially offset by an increase in deferred tax assets due to an adjustment in deferred taxes as a result of a decrease in unrealized gains on the securities available for sale portfolio during 2013.

The table below shows changes in deposit balances by type of deposit account between December 31, 2013 and December 31, 2012:

	At December 31,	At December 31,	Change
	2013	2012	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$34,320	$32,478	$1,842	5.7%
Interest bearing	44,517	42,350	2,167	5.1%
Money market	77,990	68,228	9,762	14.3%
Savings	38,833	36,990	1,843	5.0%
Time deposits	192,575	198,497	(5,922)	(3.0)%

Total Deposits	$388,235	378,543	9,692	2.6%

The increase in total deposits was primarily due to an increase in all deposit categories except for time deposits. The growth in money market, savings and checking accounts was the result of the Company’s continued strategic focus on growing core deposits among its retail and commercial customers.

Our borrowings, consisting of advances from the FHLBNY, decreased by $6.1 million, or 23.8%, from $25.6 million at December 31, 2012 to $19.5 million at December 31, 2013.  Long-term debt decreased $6.6 million, or 45.5%, from $14.4 million at December 31, 2012 to $7.9 million at December 31, 2013. Short-term borrowings increased $450,000, or 4.0%, from $11.2 million at December 31, 2012 to $11.7 million at December 31, 2013. As long-term debt matured, the Company paid off $6.1 million of such debt in order to reduce interest expense, and the remaining proceeds were transferred into short-term borrowings to take advantage of lower interest rates.

Other liabilities decreased by $2.3 million, or 29.1%, to $5.7 million as of December 31, 2013 as compared to $8.0 million at December 31, 2012. The decrease was primarily due to a $2.3 million decrease in deferred taxes resulting from a decrease in unrealized gains on the securities available for sale portfolio during 2013.

Total stockholders’ equity decreased by $1.7 million, or 2.6%, from $67.0 million at December 31, 2012 to $65.3 million at December 31, 2013.  The decrease was primarily due to a $5.0 million decrease in unrealized mark to market gains on available for sale securities (after taxes) resulting from the increase in interest rates during 2013 and $587,000 in cash dividends paid during the year ended December 31, 2013, partially offset by net income of $3.7 million.

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

General.    Net income was $3.7 million for the year ended December 31, 2013, or $0.65 per diluted share, an increase of $117,000, or 3.2%, compared to net income of $3.6 million, or $0.64 per diluted share, for the year ended December 31, 2012.  The increase in net income was primarily due to a $551,000 decrease in the provision for loan losses and a $62,000 increase in non-interest income, partially offset by a $523,000 increase in non-interest expense.

Net Interest Income.  Net interest income increased by $11,000 to $15.1 million for the year ended December 31, 2013 compared to $15.0 million for the year ended December 31, 2012.  Interest income and interest expense both decreased by slightly more than $1.0 million for the year ended December 31, 2013 when compared to the year ended December 31, 2012. Interest rate spread and net interest margin were 3.19% and

3.34%, respectively, for the year ended December 31, 2013 compared to 3.07% and 3.26%, respectively, for the year ended December 31, 2012. The increase in the interest rate spread and net interest margin at December 31, 2013 as compared to December 31, 2012 was due to a 25 basis point decrease in the average rate paid on interest-bearing liabilities offset by a 13 basis point decrease in average interest earned on interest earning assets.

Interest Income.    Interest income decreased by $1.0 million, or 5.3%, to $18.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Loan interest income decreased by $272,000, or 1.9%, to $13.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to a decrease in the average yield of the loan portfolio from 5.25% for the year ended December 31, 2012 to 5.08% for the year ended December 31, 2013. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off, as a result of the current low interest rate environment. The average balance of the loan portfolio increased $3.4 million, or 1.3%, from $268.3 million for the year ended December 31, 2012 to $271.7 million for the year ended December 31, 2013. The increase in the average balance of loans receivable was primarily due to an increase in the average balance of commercial real estate loans, commercial business loans and home equity loans, partially offset by a decrease in the average balance of one- to four-family real estate loans. The decrease in the average balance of one- to four-family real estate loans was a strategic decision by the Company to not match competitor rates during 2012 and the first half of 2013 in an effort to avoid increased interest rate risk. Investment interest income decreased by $749,000, or 13.5%, from $5.5 million for the year ended December 31, 2012 to $4.8 million for the year ended December 31, 2013 due to a decrease in the average yield on investments from 3.27% for the year ended December 31, 2012 to 3.00% for the year ended December 31, 2013. The average yield on the investment portfolio decreased as new securities were purchased at lower yields than the rates earned on securities which had paid off, as a result of the current low interest rate environment. The average balance of the investment portfolio decreased from $169.2 million for the year ended December 31, 2012 to $159.9 million for the year ended December 31, 2013 primarily due to the receipt of paydowns which were used to fund loan originations and to pay down borrowings.

Interest Expense.  Interest expense decreased $1.0 million, or 22.7% for the year ended December 31, 2013 to $3.6 million compared to $4.6 million for the year ended December 31, 2012.   Interest expense on deposits decreased by $789,000, or 19.8%, to $3.2 million for the year ended December 31, 2013 when compared to the year ended December 31, 2012 primarily due to the decrease in the average rate paid on deposits and a shift in the deposit mix, resulting in a larger percentage of the deposit portfolio consisting of low cost core deposits. The average balance of deposits for the year ended December 31, 2013 was $353.5 million with an average rate of 0.90% compared to the average balance of deposits of $353.3 million and an average rate of 1.13% for the year ended December 31, 2012. The decrease in the average rate paid on deposits was due to the continued low interest rate environment in 2013. The interest expense related to advances from the FHLBNY decreased $253,000, or 49.1%, to $262,000 for the year ended December 31, 2013 when compared to the year ended December 31, 2012. This decrease was due to an $8.2 million decrease in average FHLBNY advance balances and a 51 basis point decline in the average rate paid on FHLBNY advances when comparing the year ended December 31, 2013 with the year ended December 31, 2012. The decrease in the average FHLBNY advance balances was a result of the Company’s decision to utilize excess cash obtained from loan and security prepayments to pay down long-term borrowings. The low interest rate environment caused the average rate paid on borrowings to decrease.

Provision for Loan Losses.    A provision of $105,000 was recorded to the allowance for loan losses during the year ended December 31, 2013 compared to a provision of $656,000 during the year ended December 31, 2012.  Net charge-offs were $98,000 for the year ended December 31, 2013 compared to $216,000 for the year ended December 31, 2012. Our credit quality remains strong, in comparison to all savings institutions despite an increase in non-performing loans to $4.6 million, or 1.66% of total loans, at December 31, 2013 as compared to $2.4 million, or 0.89% of total loans, at December 31, 2012. The Company’s ratio of non-performing loans to total loans at December 31, 2013 remains below the average for all savings institutions, which was 1.86% at December 31, 2013.

During the year ended December 31, 2013, the Company recorded a $60,000 provision for loan losses on commercial business loans primarily due to changes in the related environmental factors used to qualitatively assess inherent losses in the loan portfolio.  The changes in the environmental factors occurred due to an  increase in historical average net charge-offs over the last three years, which increased the amount of allowance that was set aside for inherent losses in this loan category. A $26,000 provision for loan losses was recorded on consumer loans primarily due to increased loan charge-offs in this category during the year ended December 31, 2013. The provision for loan losses was reduced by a $26,000 credit for loan losses on one- to four-family loans and home equity loans during the year ended December 31, 2013, due to a decrease in classified loans in these categories.  During the year ended December 31, 2013, the Company recorded an unallocated provision for loan losses of $47,000. This unallocated provision reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

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

Non-interest Income.  Non-interest income increased $62,000, or 3.1%, to $2.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily due to a $142,000 increase in the gain on sale of securities available for sale during the year ended December 31, 2013 as compared to the prior year.  In 2013, the Company recorded $206,000 in gains on the sale of eight municipal bond securities and one mortgage-backed security.  During the year ended December 31, 2012, the Company recognized a $64,000 gain on the sale of two mortgage-backed securities.  This increase was partially offset by a $78,000 increase in non-cash, pre-tax impairment charges during 2013.  During the year ended December 31, 2013, a $180,000 non-cash, pre-tax impairment charge was taken on one asset-backed security, which was in addition to a $102,000 impairment charge taken on this same security during the year ended December 31, 2012. The impairment charge was attributable to a significant decline in the market value of this bond that is not expected to be recovered over its term. Earnings on bank owned life insurance increased $35,000, or 14.1%, for the year ended December 31, 2013 when compared to the year ended December 31, 2012 partially due to the purchase of an additional $2.5 million of bank owned life insurance during the fourth quarter of 2012.  Service charges and fees decreased $31,000, or 1.8%, for the year ended December 31, 2013 when compared to the year ended December 31, 2012.

Non-interest Expenses.  Non-interest expenses increased $523,000, or 4.4%, from $11.8 million for the year ended December 31, 2012 to $12.3 million for the year ended December 31, 2013.  The increases are primarily due to increases in salaries and employee benefit expenses and occupancy and equipment in 2013.  Salaries and employee benefits expense increased $133,000, or 2.2%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily due to increased staffing for our newest branch office in Snyder, NY, which opened in April 2013 and annual salary increases. Occupancy and equipment expense increased $275,000, or 15.7%, for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to increases in software maintenance costs, property taxes, maintenance and repairs of buildings and equipment and the opening of the Snyder branch office in the second quarter of 2013. Data processing expenses increased $34,000, or 5.5%, during the year ended December 31, 2013 primarily due to the costs associated with the opening of our newest branch office and consulting fees related to the  negotiation of our core processing contract. FDIC insurance expense increased $14,000, or 5.6%, for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to an increase in assessed fees in 2013. Other expenses increased $73,000, or 6.3%, for the year ended December 31,

2013 compared to the year ended December 31, 2012. The increase in other expenses was primarily due to increased communication expenses, travel and training expenses during 2013 which were partially attributed to the opening of our new branch office. These increases were partially offset by decreases in professional services, advertising and postage and supplies expenses as a result of efficiencies implemented by the Company.

Income Taxes Expense.    Income tax expense decreased by $16,000, or 1.6%, from $984,000 for the year ended December 31, 2012 to $968,000 for the year December 31, 2013. The decrease was primarily due to a decrease in the effective tax rate for the year ended December 31, 2013 from 21.3% for the year ended December 31, 2012 to 20.5% for the year ended December 31, 2013. The decrease in the effective tax rate was primarily due to a disproportionate increase in tax exempt income as compared to the increase in income during the year ended December 31, 2013.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest earning deposits at other financial institutions and funds provided from operations.  We have a written agreement with the Federal Home Loan Bank of New York, which allows us to borrow up to $124.9 million as of December 31, 2013, and is collateralized by a pledge of certain fixed-rate residential, one- to four-family real estate loans.  At December 31, 2013, we had outstanding advances under this agreement of $19.5 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.6 million and a fair value of $11.1 million as of December 31, 2013. There were no balances outstanding with the Federal Reserve Bank at December 31, 2013. We also have established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million is required to be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of December 31, 2013.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the year ended December 31, 2013, we originated loans of $57.8 million in comparison to $54.5 million of loans originated during the year ended December 31, 2012.  Purchases of investment securities totaled $36.0 million in the year ended December 31, 2013 and $32.6 million in the year ended December 31, 2012.

At December 31, 2013, we had loan commitments to borrowers of approximately $8.4 million and overdraft lines of protection and unused home equity lines of credit of approximately $28.4 million. Total deposits were $388.2 million at December 31, 2013, as compared to $378.5 million at December 31, 2012.  Time deposit accounts scheduled to mature within one year were $74.2 million at December 31, 2013.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures during 2014.  We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than loan commitments as described in Note 17 in the Notes to our Consolidated Financial Statements and the borrowing agreements noted above.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 17 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of December 31, 2013.

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

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2013.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 Framework).  Based on that assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2013 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2013 fiscal year end.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2013 fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2013 fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2013 fiscal year end.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2013 fiscal year end.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

15(a)(1)  Financial Statements.  The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Financial Condition as of December 31, 2013 and 2012
•	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011
•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
•	Notes to Consolidated Financial Statements

15(a)(2)  Financial Statement Schedules.  Schedules are omitted because they are not required or the information is provided elsewhere in the Consolidated Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3)  Exhibits.  The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Charter of Lake Shore Bancorp, Inc.[1]
3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[7]
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.[2]
4.2	Form of Restricted Stock Award Notice[5]
4.3	Form of Stock Option Certificate[5]
10.1	Employment Agreement between Daniel P. Reininga and Lake Shore Bancorp, Inc.[9]
10.2	Employment Agreement between Daniel P. Reininga and Lake Shore Savings Bank[10]
10.3	Amended and Restated Change of Control Agreement between Rachel A. Foley and Lake Shore Bancorp, Inc.[8]
10.4	Amended and Restated Severance Pay Plan of Lake Shore Savings Bank[6]
10.5	1999 Executives Supplemental Benefit Plan[1]
10.6	Amended and Restated 2007 Executives Supplemental Benefit Plan[4]
10.7	1999 Directors Supplemental Benefit Plan[1]
10.8	Amended and Restated 2007 Directors Supplemental Benefit Plan[4]
10.9	Form of Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. amended and restated effective January 1, 2010[11]
10.10	Lake Shore Bancorp, Inc. 2006 Stock Option Plan[3]
10.11	Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan[3]
10.12	2012 Supplemental Executive Retirement Plan[1][2]
10.13	Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan[1][3]
21.1	Subsidiaries of Lake Shore Bancorp, Inc.*
23.1	Consent of ParenteBeard LLC*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

_____________________

*Filed herewith.

[1]	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).
[2]

Incorporated herein by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 8, 2006 (Registration No. 333-129439).

[3]	Incorporated herein by reference to the Proxy Statement for our October 24, 2006 special meeting of shareholders filed with the Securities and Exchange Commission on September 7, 2006.
[4]	Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.
[5]	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 3, 2007 (Registration No. 333-141829).
[6]	Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on November 16, 2007.
[7]	Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on January 7, 2013.
[8]	Incorporated herein by reference to Exhibit 10.3 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.
[9]	Incorporated herein by reference to Exhibits 10.1 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.
[10]	Incorporated herein by reference to Exhibits 10.2 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.
[11]	Incorporated herein by reference to Exhibits 10.9 to Form 10-K, filed with the Securities and Exchange Commission on March 31, 2011.
[12]	Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on June 29, 2012.
[13]	Incorporated herein by reference to Appendix A to the Proxy Statement for our May 23, 2012 annual meeting of shareholders filed with the Securities and Exchange Commission on April 11, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26,  2014.

Lake Shore Bancorp, Inc.
By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Susan C. Ballard Susan C. Ballard	Director	March 26, 2014
/s/ Tracy S. Bennett Tracy S. Bennett	Director	March 26, 2014
/s/ Sharon E. Brautigam Sharon E. Brautigam	Director	March 26, 2014
/s/ Reginald S. Corsi Reginald S. Corsi	Director	March 26, 2014
/s/ David C. Mancuso David C. Mancuso	Director	March 26, 2014
/s/ Daniel P. Reininga Daniel P. Reininga	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2014
/s/ Kevin M. Sanvidge Kevin M. Sanvidge	Director	March 26, 2014
/s/ Gary W. Winger Gary W. Winger	Chairman of the Board	March 26, 2014
/s/ Nancy L. Yocum Nancy L. Yocum	Vice Chairperson of the Board	March 26, 2014
/s/ Rachel A. Foley Rachel A. Foley	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 26, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lake Shore Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Lake Shore Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Shore Bancorp, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ParenteBeard LLC

Pittsburgh, Pennsylvania
March 26,  2014

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,
	2013	2012
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,748	$7,374
Interest earning deposits	2,321	4,392
Federal funds sold	7,133	7,999
Cash and Cash Equivalents	17,202	19,765
Securities available for sale	157,964	159,368
Federal Home Loan Bank stock, at cost	1,560	1,852
Loans receivable, net of allowance for loan losses 2013 $1,813; 2012 $1,806	277,345	272,933
Premises and equipment, net	9,642	9,685
Accrued interest receivable	1,787	1,802
Bank owned life insurance	14,407	14,124
Other assets	2,260	2,858

Total Assets	$482,167	$482,387

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$353,915	$346,065
Non-interest bearing	34,320	32,478
Total Deposits	388,235	378,543
Short-term borrowings	11,650	11,200
Long-term debt	7,850	14,400
Advances from borrowers for taxes and insurance	3,454	3,209
Other liabilities	5,707	8,050
Total Liabilities	$416,896	$415,402

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,619,203 shares issued and 5,915,835 shares outstanding at December 31, 2013 and 6,612,500 shares issued and 5,919,132 shares outstanding at December 31, 2012	$66	$66
Additional paid-in capital	28,039	27,973
Treasury stock, at cost (703,368 shares at December 31, 2013 and 693,368 shares at December 31, 2012)	(6,588)	(6,469)
Unearned shares held by ESOP	(1,876)	(1,961)
Unearned shares held by RRP	(499)	(553)
Retained earnings	45,624	42,468
Accumulated other comprehensive income	505	5,461
Total Stockholders' Equity	65,271	66,985
Total Liabilities and Stockholders' Equity	$482,167	$482,387

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$13,807	$14,079	$14,426
Investment securities, taxable	2,804	3,635	4,421
Investment securities, tax-exempt	1,989	1,907	1,886
Other	14	29	32
Total Interest Income	18,614	19,650	20,765

Interest Expense
Deposits	3,190	3,979	4,584
Short-term borrowings	48	50	24
Long-term debt	214	465	917
Other	104	109	111
Total Interest Expense	3,556	4,603	5,636

Net Interest Income	15,058	15,047	15,129

Provision for Loan Losses	105	656	415

Net Interest Income after Provision for Loan Losses	14,953	14,391	14,714

Non-Interest Income
Service charges and fees	1,667	1,698	1,708
Earnings on bank owned life insurance	283	248	257
Gain on sale of securities available for sale	206	64	31
Recovery on previously impaired investment securities	3	-	57
Total other-than-temporary impairment (“OTTI”) losses	(613)	(583)	-
Portion of OTTI losses recognized in other comprehensive income (before taxes)	433	481	-
Net OTTI losses recognized in earnings	(180)	(102)	-

Impairment of equity investment in unconsolidated entity	-	-	(500)
Other	113	122	113
Total Non-Interest Income	2,092	2,030	1,666

Non-Interest Expenses
Salaries and employee benefits	6,202	6,069	5,895
Occupancy and equipment	2,029	1,754	1,777
Professional services	1,267	1,274	1,103
Data processing	654	620	580
Advertising	440	436	353
FDIC Insurance	263	249	319
Postage and supplies	245	248	255
Other	1,234	1,161	1,025
Total Non-Interest Expenses	12,334	11,811	11,307

Income before Income Taxes	4,711	4,610	5,073

Income Tax Expense	968	984	1,393
Net Income	$3,743	$3,626	$3,680

Basic earnings per common share	$0.66	$0.64	$0.65
Diluted earnings per common share	$0.65	$0.64	$0.65
Dividends declared per share	$0.28	$0.25	$0.28

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Net Income	$3,743	$3,626	$3,680

Other Comprehensive (Loss) Income, net of tax benefit (expense)
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense) 2013 $3,117; 2012 $(253); 2011 $(3,548)	(4,938)	402	5,623

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense 2013 $1; 2011 $22	(2)	-	(35)
Gains on sales of securities included in net income, net of tax expense 2013 $80; 2012 $25; 2011 $12	(126)	(39)	(19)
Impairment charge for losses included in net income, net of tax benefit 2013 $70; 2012 $40	110	62	-
Total Other Comprehensive (Loss) Income	(4,956)	425	5,569

Total Comprehensive (Loss) Income	$(1,213)	$4,051	$9,249

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2013, 2012 and 2011

				Unearned	Unearned		Accumulated
		Additional		Shares	Shares		Other
	Common	Paid-In	Treasury	Held by	Held by	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	RRP	Earnings	Income (Loss)	Total
	(In thousands, except share and per share data)

Balance - January 1, 2011	$66	$27,920	$(6,091)	$(2,132)	$(757)	$36,737	$(533)	$55,210
Net income	-	-	-	-	-	3,680	-	3,680
Other comprehensive income, net of tax expense of $3,514	-	-	-	-	-	-	5,569	5,569
ESOP shares earned (7,935 shares)	-	(5)	-	86	-	-	-	81
Stock based compensation	-	107	-	-	-	-	-	107
RRP shares earned (11,293 shares)	-	(35)	-	-	151	-	-	116
Purchase of treasury stock, at cost (17,950 shares)	-	-	(169)	-	-	-	-	(169)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(647)	-	(647)
Balance - December 31, 2011	$66	$27,987	$(6,260)	$(2,046)	$(606)	$39,770	$5,036	$63,947
Net income	-	-	-	-	-	3,626	-	3,626
Other comprehensive income, net of tax expense of $268	-	-	-	-	-	-	425	425
ESOP shares earned (7,935 shares)	-	(5)	-	85	-	-	-	80
Stock based compensation	-	9	-	-	-	-	-	9
RRP shares earned (3,992 shares)	-	(18)	-	-	53	-	-	35
Purchase of treasury stock, at cost (20,000 shares)	-	-	(209)	-	-	-	-	(209)
Cash dividends declared ($0.25 per share)	-	-	-	-	-	(928)	-	(928)
Balance - December 31, 2012	$66	$27,973	$(6,469)	$(1,961)	$(553)	$42,468	$5,461	$66,985
Net income	-	-	-	-	-	3,743	-	3,743
Other comprehensive loss, net of tax benefit of $3,128	-	-	-	-	-	-	(4,956)	(4,956)
Stock options exercised (6,703 shares)	-	73	-	-	-	-	-	73
ESOP shares earned (7,935 shares)	-	6	-	85	-	-	-	91
Stock based compensation	-	4	-	-	-	-	-	4
RRP shares earned (4,035 shares)	-	(17)	-	-	54	-	-	37
Purchase of treasury stock, at cost (10,000 shares)	-	-	(119)	-	-	-	-	(119)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(587)	-	(587)
Balance - December 31, 2013	$66	$28,039	$(6,588)	$(1,876)	$(499)	$45,624	$505	$65,271

See notes to consolidated financial statements.

ww.Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,743	$3,626	$3,680
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	488	558	124
Amortization of deferred loan costs	518	550	517
Provision for loan losses	105	656	415
Impairment of investment securities	180	102	-
Impairment of equity investment in unconsolidated entity	-	-	500
Recovery on previously impaired investment securities	(3)	-	(57)
Gain on sale of investment securities	(206)	(64)	(31)
Originations of loans held for sale	(1,436)	(767)	(639)
Proceeds from sales of loans held for sale	1,436	767	639
Net loss (gain) on disposal of premises and equipment	1	4	(3)
Depreciation and amortization	699	663	655
Deferred income tax benefit	(46)	(240)	(40)
Increase in bank owned life insurance, net	(283)	(248)	(257)
ESOP shares committed to be released	91	80	81
Stock based compensation expense	41	44	223
Decrease (increase) in accrued interest receivable	15	117	(118)
Decrease in other assets	65	380	942
Writedowns of foreclosed real estate	57	67	54
(Decrease) increase in other liabilities	(83)	458	(533)
Net Cash Provided by Operating Activities	5,382	6,753	6,152

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	4,381	1,433	4,673
Maturities, prepayments and calls	25,863	34,652	24,336
Purchases	(35,973)	(32,601)	(30,203)
Purchases of Federal Home Loan Bank Stock	-	(17)	(51)
Redemptions of Federal Home Loan Bank Stock	292	384	233
Loan origination and principal collections, net	(5,606)	47	(13,198)
Proceeds from sale of foreclosed real estate	551	603	166
Additions to premises and equipment	(657)	(1,822)	(216)
Purchase of additional bank owned life insurance	-	(2,500)	-
Net Cash (Used in) Provided by Investing Activities	(11,149)	179	(14,260)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	9,692	(1,255)	4,013
Net increase in advances from borrowers for taxes and insurance	245	61	121
Net increase in short term borrowings	450	4,290	1,910
Proceeds from issuance of long-term debt	1,750	-	4,100
Repayment of long-term debt	(8,300)	(12,830)	(11,030)
Proceeds from stock options exercised	73	-	-
Purchase of Treasury Stock	(119)	(209)	(169)
Cash dividends paid	(587)	(928)	(647)
Net Cash Provided by (Used in) Financing Activities	3,204	(10,871)	(1,702)
Net Decrease in Cash and Cash Equivalents	(2,563)	(3,939)	(9,810)

CASH AND CASH EQUIVALENTS - BEGINNING	19,765	23,704	33,514

CASH AND CASH EQUIVALENTS - ENDING	$17,202	$19,765	23,704

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,574	$4,639	$5,682
Income taxes paid	$1,131	$1,112	$1,176

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$704	$1,001	$252
Securities sold and not settled	$-	$1,410	$-

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

The MHC, whose activity is not included in these consolidated financial statements, held 3,636,875 shares, or 61.5% of the Company’s outstanding common stock as of December 31, 2013.

The Bank is engaged primarily in the business of retail banking in Erie and Chautauqua Counties of New York State.  Its primary deposit products are savings and term certificate accounts and its primary lending products are residential mortgages and commercial real estate loans.

Charter

Lake Shore Bancorp, Inc. and the parent mutual holding company, Lake Shore, MHC are federally chartered and, effective July 2011, regulated by the Federal Reserve Board.  Lake Shore Savings Bank, subsidiary of Lake Shore Bancorp, Inc., is a federally chartered savings bank and, effective July 2011, regulated by the Office of the Comptroller of the Currency (the “OCC”).  These changes in regulators from the Office of Thrift Supervision (“OTS”) are due to the passage of the Dodd-Frank Act.

Regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) prohibit the waiver of dividends by the MHC unless the waiver has been approved by its members, consisting of depositors of the Bank.  The MHC held a special meeting on February 5, 2014 of its members to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.28 per share that may be declared by the Company in the twelve months subsequent to the approval of the proposal by members.  At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve for final approval of the dividend waiver. As of March 6, 2014, Lake Shore, MHC received the approval of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 5, 2015. In prior periods, the MHC elected to waive its right to receive cash dividends upon receipt of regulatory approval prior to change in regulation. As of December 31, 2013, the MHC waived approximately $5.4 million on a cumulative basis.  The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Declines in the fair value of available for sale securities are evaluated for other-than-temporary impairment (“OTTI”) on a quarterly basis. Impairment is assessed at the individual security level. An investment security is subject to a review for OTTI if the fair value of the security is less than its cost or amortized cost basis by more than 20%, as stated in the Company’s internal policy. The Company’s OTTI evaluation process is performed in a consistent and systematic manner and includes an evaluation of all available evidence. Documentation of the process is as extensive as necessary to support a conclusion as to whether a decline in fair value below cost or amortized cost is other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached. This process considers factors such as the severity, length of time and anticipated recovery period of the impairment, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the issuer’s financial condition, capital strength and near-term prospects. The Company also considers its intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value, or until maturity. Among the factors that are considered in determining the Company’s intent and ability to retain the security is a review of its capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, and the Company’s intent and ability to retain the security require considerable judgment.

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

Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  The FHLB stock was not deemed to be impaired, and therefore no impairment charges were recorded during the years ended December 31, 2013, 2012 and 2011.

Derivative Instruments

The Company follows the FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”).  ASC 815 establishes  accounting and reporting standards for derivative instruments and for hedging activities, which require that an entity recognize all derivatives as either assets or liabilities on a balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivative qualifies as a hedge.  If a derivative qualifies as a hedge, the Company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income.  The Company did not hold derivative instruments or use hedge accounting during the years ended December 31, 2013, 2012 and 2011.

Loans Receivable

Loans receivable that management has the intent and ability to hold until maturity or payoff are stated at their outstanding unpaid principal balances, net of allowance for loan losses and any deferred fees and costs.  Interest income is accrued on the unpaid principal balance.  Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans.  The Company is generally amortizing these amounts over the contractual life of the loan.

Management considers a loan to be in delinquency status when the contractual payment of principal or interest has become greater than 30 days past due. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on non-accrual status, unpaid interest credited to income is reversed in the current year.  Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

Management estimates the allowance for loan losses pursuant to FASB ASC Topic 450, “Contingencies” (“ASC 450”), and FASB ASC Topic 310, “Receivables” (“ASC 310”).  Commercial and commercial real estate loans that are considered impaired as defined in ASC 310 are reviewed individually to assess the likelihood and severity of loss exposure. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. Factors considered by management in determining impairment include payment status, collateral value, cash flow and the probability of collecting scheduled principal and interest payments when due.  Loans subject to individual review are, where appropriate, reserved for according to the present value of expected future cash flows available to repay the loan or the estimated fair value less estimated selling costs of the collateral, if the loan is collateral dependent.  Commercial loans excluded from individual assessment, as well as smaller balance homogeneous loans, such as consumer, residential real estate and home equity loans, are evaluated for loss exposure under ASC 450 based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  The Company does not separately identify individual consumer, home equity, or residential real estate loans for impairment disclosure, unless the loan has been modified as a troubled debt restructuring.

The Company records cash receipts on impaired loans that are non-performing as a reduction to principal before applying amounts to interest or late charges unless specifically directed otherwise by the Bankruptcy Court. The Company continues to recognize interest income on impaired loans where there is no confirmed loss.

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

Foreclosed Real Estate

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Writedowns from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the Allowance for Loan Losses. Subsequent writedowns to fair value net of estimated selling costs are recorded in non-interest expense along with direct operating expenses.  Gains or losses not previously recognized, resulting from the sale of foreclosed assets are recognized in non-interest expense on the date of sale.

Foreclosed real estate was $581,000 and $580,000 at December 31, 2013 and 2012, respectively, and was included as a component of other assets.  Proceeds from the sale of foreclosed real estate for the years ended December 31, 2013, 2012 and 2011 were $551,000, $603,000, and $166,000, respectively.    This resulted in a net gain on sale of $38,000, $53,000 and $12,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Total advertising expense for the years ended December 31, 2013, 2012 and 2011 was $440,000, $436,000, and $353,000, respectively.

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

Stock Compensation Plans

At December 31, 2013, the Company had stock-based employee and non-employee compensation plans, which are described more fully in Note 13. The Company accounts for these plans under FASB ASC Topic 718 “Compensation – Stock Compensation”.  The Company accounts for the plans using a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award.  Compensation is then recognized over the service period, which is usually the vesting period. The fair value of the stock option grants are estimated on the date of grant using the Black-Scholes options-pricing model.   Common shares awarded under the restricted stock plan are expensed based on the fair market value at the grant date. The stock option plan and restricted stock plan expenses are recognized in salaries and employee benefits expense on the consolidated statement of income.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, less unallocated shares held by the Company’s ESOP and shares held by the Company’s Recognition and Retention Plan (“RRP”), during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock awards, and are determined using the treasury stock method.

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

Restrictions on Cash and Due from Banks

The Company is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2013 and 2012 was $1,902,000 and $1,836,000, respectively.

Subsequent Events

The Company follows FASB ASC Topic 855, “Subsequent Events”, in accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company evaluated events occurring subsequent to December 31, 2013 through the date the consolidated financial statements are being issued, and other than as set forth in Note 21, did not identify any subsequent events requiring disclosure pursuant to the provisions of FASB ASC Topic 855.

New Accounting Standards

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (“Topic 310-40”): “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure” (“ASU 2014-04”). ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for the reporting periods beginning after December 15, 2014. Management does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements or results of operations.

Reclassifications

Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform with the 2013 presentation format. These reclassifications had no effect on net income.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	( Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,857	$991	$-	$13,848
Municipal bonds	57,199	1,385	(540)	58,044
Mortgage-backed securities:
Collateralized mortgage obligations-private label	77	4	-	81
Collateralized mortgage obligations-government sponsored entities	63,840	362	(1,577)	62,625
Government National Mortgage Association	2,153	66	-	2,219
Federal National Mortgage Association	11,452	318	(136)	11,634
Federal Home Loan Mortgage Corporation	5,774	117	(75)	5,816
Asset-backed securities-private label	3,637	618	(757)	3,498
Asset-backed securities-government sponsored entities	130	4	-	134
Equity securities	22	43	-	65
	$157,141	$3,908	$(3,085)	$157,964

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,896	$2,299	$-	$15,195
Municipal bonds	51,666	4,598	-	56,264
Mortgage-backed securities:
Collateralized mortgage obligations-private label	92	2	-	94
Collateralized mortgage obligations-government sponsored entities	57,574	684	(91)	58,167
Government National Mortgage Association	2,607	289	-	2,896
Federal National Mortgage Association	15,232	1,040	-	16,272
Federal Home Loan Mortgage Corporation	5,708	486	-	6,194
Asset-backed securities-private label	4,514	530	(927)	4,117
Asset-backed securities-government sponsored entities	150	13	-	163
Equity securities	22	-	(16)	6
	$150,461	$9,941	$(1,034)	$159,368

All of our mortgage-backed securities and collateralized mortgage obligations are backed by residential mortgages.

At December 31, 2013 and 2012, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At December 31, 2013, thirty-one municipal bonds with a cost of $10.6 million and fair value of $11.1 million, were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. At December 31, 2012, thirty-two municipal bonds with a cost of $10.0 million and a fair value of $11.1 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at December 31, 2013 and 2012, five municipal bonds with a cost of $1.1 million and a fair value of $1.1 million and $1.2 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2013
Municipal bonds	$14,052	$(540)	$-	$-	$14,052	$(540)
Mortgage-backed securities	41,094	(1,267)	12,768	(521)	53,862	(1,788)
Asset-backed securities -private label	-	-	2,794	(757)	2,794	(757)

	$55,146	$(1,807)	$15,562	$(1,278)	$70,708	$(3,085)

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2012
Mortgage-backed securities	$11,800	$(60)	$2,623	$(31)	$14,423	$(91)
Asset-backed securities -private label	-	-	3,367	(927)	3,367	(927)
Equity securities	-	-	6	(16)	6	(16)

	$11,800	$(60)	$5,996	$(974)	$17,796	$(1,034)

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

At December 31, 2013, the Company’s investment portfolio included fifty municipal bonds and twenty-seven mortgage-backed securities in the unrealized losses less than twelve months category. The mortgage-backed securities and municipal bonds were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, and the securities were backed by government sponsored entities.  The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

At December 31, 2013, the Company had sixteen mortgage-backed securities and three private-label asset-backed securities in the “unrealized losses twelve months or more” category.

The sixteen mortgage-backed securities in this category were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The three private label securities in this category were evaluated further for OTTI, as the unrealized loss was greater than 20% of book value for the individual security, the probability of default is high, or the Company’s analysis indicated a possible loss of principal. The following table provides additional information relating to these private label asset-backed securities as of December 31, 2013 (dollars in thousands):

							Foreclosure/
			Unrealized	Lowest	Delinquent %		OREO/
Security	Book Value	Fair Value	Loss	Rating	Over 60 days	Over 90 days	Bankruptcy %	OREO%
1	$1,675	1,240	$(435)	C	31.30%	29.70%	13.60%	1.10%
2	1,040	824	(216)	CCC	25.90%	24.50%	9.60%	0.50%
3	836	730	(106)	CCC	18.40%	17.10%	5.70%	1.20%
Total	$3,551	$2,794	$(757)
The three private label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these three private-label asset-backed securities occurred due to the current challenging economic environment, high unemployment rates, stressed housing values in many areas of the country, and increased delinquency trends. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value reflected the need to record an additional OTTI charge against earnings of $180,000 for one of the securities noted above, during the year ended December 31, 2013, as the calculation of the estimated discounted cash flows showed an additional principal loss. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the remaining securities listed above did not reflect the need to record OTTI charges against earnings during the year ended December 31, 2013. The estimated discounted cash flows for these remaining securities did not show an additional principal loss under various prepayment and default scenarios. Management concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of December 31, 2013. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-value ratios and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of December 31, 2013 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of earnings:

	For the Years	For the Years
	Ended	Ended
	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Beginning balance	$1,155	$1,084
Additions:
Credit loss not previously recognized	180	102
Reductions:
Losses realized during the period on OTTI previously recognized	(14)	(31)
Receipt of cash flows on previously recorded OTTI	(3)	-
Ending balance	$1,318	$1,155

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other than temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
December 31, 2013:
After one year through five years	$328	$356
After five years through ten years	22,656	23,983
After ten years	47,072	47,553
Mortgage-backed securities	83,296	82,375
Asset-backed securities	3,767	3,632
Equity securities	22	65
	$157,141	$157,964

The Company sold available for sale securities during the year ended December 31, 2013, for total proceeds of $3.0 million, resulting in gross realized gains of $206,000. During the year ended December 31, 2013, the Company received a $1.4 million settlement related to the sale of available for sale securities in the fourth quarter of 2012. The Company sold available for sale securities during the year ended December 31, 2012, for total proceeds of $2.8 million, resulting in gross realized gains of $64,000.

Note 4 - Loans Receivable

Loans receivable, net consists of the following:

	December 31,
	2013	2012
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$170,793	$167,794
Home equity	31,675	30,724
Commercial	58,746	57,653
Construction	936	416
	262,150	256,587

Commercial	12,645	13,680
Consumer	1,517	1,791
Total Loans	276,312	272,058

Allowance for loan losses	(1,813)	(1,806)
Net deferred loan costs	2,846	2,681
Loans Receivable, net	$277,345	$272,933

Residential real estate loans serviced for others by the Company totaled $11.7 million and $12.3 million at December 31, 2013 and 2012, respectively.

At December 31, 2013, there were approximately $124.9 million of one- to four-family residential real estate loans pledged as collateral for advances from the FHLB.

Most loans made by the Company are secured by borrowers' personal or business assets.  The Company considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank's capital plus reserves or 10% of total loans.  At December 31, 2013, no concentrations of credit to a particular industry existed as defined by these parameters.

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
•

Home Equity - are loans or lines of credit secured by second lien collateral on owner-occupied residential real estate primarily held in the Western New York area.  These loans can also be affected by economic conditions and the values of underlying properties. Home equity loans may have increased risk of loss if the Company does not hold the first mortgage resulting in the Company being in a secondary position in the event of collateral liquidation.

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

The following tables summarizes the activity in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of December 31, 2013 and December 31, 2012:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
December 31, 2013
Allowance for Loan Losses:
Balance – January 1, 2013	$393	$79	$1,118	$-	$202	$14	$-	$1,806
Charge-offs	(51)	-	(21)	-	(47)	(32)	-	(151)
Recoveries	35	5	9	-	3	1	-	53
Provision (Credit)	(22)	(4)	(2)	-	60	26	47	105
Balance – December 31, 2013	$355	$80	$1,104	$-	$218	$9	$47	$1,813
Ending balance: individually evaluated for impairment	$-	-	125	-	-	-	-	$125
Ending balance: collectively evaluated for impairment	$355	$80	$979	$-	$218	$9	$47	$1,688

Gross Loans Receivable (1):
Ending balance	$170,793	$31,675	$58,746	$936	$12,645	$1,517	$-	$276,312
Ending balance: individually evaluated for impairment	$177	$4	$2,458	$-	$9	$-	$-	$2,648
Ending balance: collectively evaluated for impairment	$170,616	$31,671	$56,288	$936	$12,636	$1,517	$-	$273,664

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,813) or deferred loan costs of $2,846.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2012
Allowance for Loan Losses:
Balance – January 1, 2012	$441	$125	$522	$-	$265	$13	$-	$1,366
Charge-offs	(134)	(14)	-	-	(80)	(11)	-	(239)
Recoveries	1	-	20	-	1	1	-	23
Provision (Credit)	85	(32)	576	-	16	11	-	656
Balance – December 31, 2012	$393	$79	$1,118	$-	$202	$14	$-	$1,806
Ending balance: individually evaluated for impairment	$-	$-	$30	$-	$20	$-	$-	$50
Ending balance: collectively evaluated for impairment	$393	$79	$1,088	$-	$182	$14	$-	$1,756

Gross Loans Receivable (1):
Ending Balance	$167,794	$30,724	$57,653	$416	$13,680	$1,791	$-	$272,058
Ending balance: individually evaluated for impairment	$-	$-	$255	$-	$71	$-	$-	$326
Ending balance: collectively evaluated for impairment	$167,794	$30,724	$57,398	$416	$13,609	$1,791	$-	$271,732

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,806) or deferred loan costs of $2,681.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2011
Allowance for Loan Losses:
Balance – January 1, 2011	$407	$141	$278	$1	$104	$21	$1	$953
Charge-offs	-	(29)	(15)	-	(1)	(17)	-	(62)
Recoveries	4	-	52	-	-	4	-	60
Provision (Credit)	30	13	207	(1)	162	5	(1)	415
Balance – December 31, 2011	$441	$125	$522	$-	$265	$13	$-	$1,366

Although the allocations noted above are by loan type, the allowance for loan losses is general in nature and is available to offset losses from any loan in the Company’s portfolio. The unallocated component of the allowance for loan losses reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for existing specific and general losses in the portfolio.

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

The following is a summary of information pertaining to impaired loans for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
				For the Year Ended
	At December 31, 2013			December 31, 2013
With no related allowance recorded:
Residential, one- to four-family	$177	$177	$-	$189	$11
Home equity	4	4	-	5	-
Commercial real estate	1,911	1,911	-	1,969	80
Commercial loans	9	9	-	69	4
With an allowance recorded:
Commercial real estate	547	547	125	656	55
Commercial loans	-	-	-	44	-
Total	$2,648	$2,648	$125	$2,932	$150

				For the Year Ended
	At December 31, 2012			December 31, 2012
With no related allowance recorded:
Commercial real estate	$125	$125	$-	$155	$3
Commercial loans	-	-	-	50	4
With an allowance recorded:
Commercial real estate	130	130	30	131	7
Commercial loans	71	71	20	73	3
Total	$326	$326	$50	$409	$17

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
December 31, 2013:
Real Estate Loans:
Residential, one- to four-family	$1,629	$825	$880	$3,334	$167,459	$170,793	$2,145
Home equity	326	32	156	514	31,161	31,675	325
Commercial	43	-	1,911	1,954	56,792	58,746	1,911
Construction	-	-	-	-	936	936	-
Other Loans:
Commercial	50	-	41	91	12,554	12,645	137
Consumer	18	1	4	23	1,494	1,517	7
Total	$2,066	$858	$2,992	$5,916	$270,396	$276,312	$4,525

December 31, 2012:
Real Estate Loans:
Residential, one- to four-family	$1,279	$379	$1,300	$2,958	$164,836	$167,794	$1,628
Home equity	111	28	215	354	30,370	30,724	299
Commercial	30	-	255	285	57,368	57,653	255
Construction	-	-	-	-	416	416	-
Other Loans:
Commercial	-	20	71	91	13,589	13,680	201
Consumer	19	5	26	50	1,741	1,791	9
Total	$1,439	$432	$1,867	$3,738	$268,320	$272,058	$2,392

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the years ended December 31, 2013, 2012 and 2011 was $162,000, $143,000, and $129,000 respectively.

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

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of December 31, 2013 and December 31, 2012:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2013
Real Estate Loans:
Residential, one- to four-family	$168,018	$-	$2,775	$-	$-	$170,793
Home equity	31,253	-	387	35	-	31,675
Commercial	53,136	2,743	2,320	547	-	58,746
Construction	936	-	-	-	-	936
Other Loans:
Commercial	12,080	347	218	-	-	12,645
Consumer	1,512	-	1	-	4	1,517
Total	$266,935	$3,090	$5,701	$582	$4	$276,312

December 31, 2012
Real Estate Loans:
Residential, one- to four-family	$165,023	$-	$2,771	$-	$-	$167,794
Home equity	30,370	-	331	23	-	30,724
Commercial	51,620	3,422	2,481	130	-	57,653
Construction	416	-	-	-	-	416
Other Loans:
Commercial	12,988	441	176	75	-	13,680
Consumer	1,775	-	14	2	-	1,791
Total	$262,192	$3,863	$5,773	$230	$-	$272,058

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At December 31, 2013
Real Estate Loans:
Residential, one- to four-family	4	$192	1	$48	3	$144	1	$48
Home equity	1	4	-	-	1	4	-	-
Total	5	$196	1	$48	4	$148	1	$48

At December 31, 2012
Real Estate Loans:
Home equity	1	$31	1	$31	-	$-	1	$31

The following table details the activity in loans which were first deemed to be TDRs during the year ended December 31, 2013. No loans were first deemed TDRs during the year ended December 31, 2012.

	For the years ended December 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	4	$208	$192
Home equity	1	5	4
Total	5	$213	$196

Some loan modifications classified as TDRs may not ultimately result in full collection of principal and interest, as modified, which may result in potential losses. These potential losses have been factored into our overall estimate of the allowance for loan losses. The impact on the allowance was immaterial.

Note 6 - Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2013	2012
	(Dollars in thousands)

Land	$1,206	$1,206
Buildings and improvements	11,125	10,857
Furniture and equipment	4,768	4,416
	17,099	16,479
Accumulated depreciation	(7,457)	(6,794)
	$9,642	$9,685

Depreciation and amortization of premises and equipment amounted to $699,000, $663,000, and $655,000 for the years ended December 31, 2013,  2012 and 2011, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.  During the years ended December 31, 2013 and 2012, the Company retired assets, with total accumulated depreciation of $36,000 and $238,000, respectively.

Note 7 – Other Assets

As of December 31, 2013, included within other assets was a deferred tax asset of $914,000.  Refer to Note 11 for more information.

As of December 31, 2012, included within other assets is a prepaid expense of $441,000, which represents the prepayment of FDIC quarterly risk based deposit insurance assessments. In November 2009, the FDIC announced it was requiring insured financial institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, unless an exemption was obtained from the FDIC. Under this new rule, the Company accounted for the prepayment by recording the entire amount of the prepaid assessment as a prepaid expense (an asset) as of December 30, 2009, the date the payment was made. Subsequently, the Company had recorded an expense (charge to earnings) for the regular quarterly assessment and an offsetting credit to the prepaid  assessment. The FDIC refunded the unused prepaid assessments to the Company in the second quarter of 2013.

As of December 31, 2012, other assets included a $1.4 million receivable from a broker for the sale of one available for sale security. The proceeds for the sale were received in January 2013.

Note 8 - Deposits

Deposits consist of the following:

	December 31,
	2013		2012

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits:
Noninterest bearing	$34,320	-%	$32,478	-%
Interest bearing	44,517	0.12	42,350	0.11
Money market accounts	77,990	0.35	68,228	0.38
Savings accounts	38,833	0.10	36,990	0.10
Time deposits	192,575	1.41	198,497	1.49

	$388,235	0.79%	$378,543	0.87%

Scheduled maturities of time deposits at December 31, 2013 were as follows (dollars in thousands):

2014	$74,170
2015	63,172
2016	28,965
2017	18,189
2018	8,056
Thereafter	23
$192,575

Time deposit accounts with balances of $100,000 or more amounted to $69.1 million and $69.2 million at December 31, 2013 and 2012, respectively.  In July 2010, the FDIC permanently increased the limits for FDIC insurance from $100,000 to $250,000 per depositor. Time deposit amounts with balances in excess of $250,000 amounted to $14.0 million and $15.5 million at December 31, 2013 and 2012, respectively.

Interest expense on deposits was as follows:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Interest bearing checking accounts	$48	$50	$65
Money market accounts	269	306	277
Savings accounts	40	46	68
Time deposits	2,833	3,577	4,174
	$3,190	$3,979	$4,584

At December 31, 2013 and 2012, deposits of directors, executive officers and their affiliates totaled $3.3 million and $3.2 million, respectively.

Note 9 - Borrowings

At December 31, 2013 and 2012, the Company had short-term borrowings from the Federal Home Loan Bank of New York (“FHLBNY”) of $11.7 million and $11.2 million, respectively.  The short-term borrowings at December 31, 2013 had fixed rates of interest ranging from 0.37% to 0.40% and mature within one year.  The weighted average interest rate was 0.39% and 0.38% as of December 31, 2013 and 2012, respectively.

At December 31, 2013, the Company had written agreements with the FHLBNY which allowed us to borrow up to $124.9 million and was collateralized by a pledge of certain, fixed-rate residential, one- to four-family loans. At December 31, 2013, we had outstanding advances under this agreement of $19.5 million. At December 31, 2012, the Company’s written agreements with the FHLBNY allowed us to borrow up to $123.1 million, which was collateralized by a pledge of certain, fixed-rate residential, one- to four-family loans. At December 31, 2012, we had outstanding advances under this agreement of $25.6 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.6 million and $10.0 million and a fair value of $11.1 million as of December 31, 2013 and 2012, respectively. There were no balances outstanding with the Federal Reserve Bank as of December 31, 2013 and 2012.

The Company has also established lines of credit with other correspondent banks, currently totaling $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million is secured by a pledge of the Company’s securities when a draw is made. The lines of credit provide for overnight borrowings through the purchase of Fed Funds, at an interest rate equal to the Fed Funds rate plus a spread. At December 31, 2013, there were no balances outstanding on these lines of credit.

Long-term debt from the FHLBNY and related contractual maturities consisted of the following:

	Weighted Average Interest Rate		Amount Outstanding
	At December 31,		At December 31,
Maturity	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)

2013	-	2.45%	$-	$8,300
2014	2.51%	2.51%	4,100	4,100
2015	1.79%	3.12%	3,250	1,500
2016	3.76%	3.76%	500	500
	2.29%	2.58%	$7,850	$14,400

Note 10 - Lease Obligations

The Company is committed under several long-term operating leases which provide for minimum lease payments.  Certain leases contain options for renewal.  Total rental expense under these operating leases amounted to $139,000 for the years ended December 31, 2013 and 2012 and $138,000 for the year ended December 31, 2011.

The Company is also committed under two long-term capital lease agreements. One capital lease agreement had an outstanding balance of $163,000 and $198,000 at December 31, 2013 and 2012, respectively (included in other liabilities).  This lease has a remaining term of four years at December 31, 2013.  The outstanding balance of the remaining lease (included in other liabilities) at December 31, 2013 and 2012 was $969,000 and $1.0 million, respectively. The remaining term of this lease is 15 years.  Assets related to the two capital leases are included in premises and equipment and consist of the cost of $1.5 million less accumulated depreciation of approximately $605,000 and $541,000 at December 31, 2013 and 2012, respectively.

Minimum future lease payments for the operating and capital leases at December 31, 2013 were as follows:

	Operating	Capital
	Leases	Leases

	(Dollars in thousands)
2014	$137	$165
2015	101	165
2016	33	165
2017	32	165
2018	33	117
Thereafter	33	1,240

Total Minimum Lease Payments	$369	$2,017

Less: Amounts representing interest		(885)

Present value of minimum lease payments		$1,132

Note 11- Income Taxes

The provision for income tax expense consists of the following:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Current:
Federal	$853	$1,016	$1,194
State	161	208	239
Total Current	1,014	1,224	1,433

Deferred:
Federal	(38)	(196)	(42)
State	(8)	(44)	2
Total Deferred	(46)	(240)	(40)

Total Income Tax Expense	$968	$984	$1,393

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income is as follows:

	Years Ended December 31,
	2013	2012	2011

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	2.2	2.3	3.1
Tax-exempt interest income	(14.5)	(14.1)	(12.7)
Deferred tax valuation allowance increase	-	-	3.1
Life insurance income	(2.0)	(1.8)	(1.7)
Other	0.8	0.9	1.7
Total Income Tax Expense	20.5%	21.3%	27.5%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Deferred tax assets:
Deferred compensation	$1,484	$1,480
Allowance for loan losses	701	699
Impairment charge on securities available for sale	510	447
Impairment of equity investments in unconsolidated entity	193	193
Stock options granted	108	114
Other	115	34
Total Deferred Tax Assets	3,111	2,967

Deferred tax liabilities:
Deferred loan origination costs	(1,101)	(1,038)
Depreciation	(585)	(550)
Unrealized gains on securities available for sale	(318)	(3,446)
Total Deferred Tax Liabilities	(2,004)	(5,034)

Deferred tax valuation allowance	(193)	(193)

Net Deferred Tax Asset (Liability)	$914	$(2,260)

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2013, except for a valuation allowance of $193,000 on the deferred tax asset for the 2011 other than temporary impairment charge of $193,000. Management believes that the Company will not generate sufficient income of the appropriate character (i.e. capital gains) to utilize any of the deferred tax asset created by the 2011 other than temporary impairment charge.

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests. The 1996 federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or bank charter. Management has no intention of taking any such actions. At December 31, 2013 and 2012, the Company’s total pre-1988 tax bad debt reserve was $2.2 million. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

ASC 740 “Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2013 and 2012. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statements of Income.

The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. As of December 31, 2013, there has been no material change in any uncertain tax position. The federal tax returns for the year ended December 31, 2012 and 2011 remains subject to examination by the IRS. The tax returns for the years ended December 31, 2009, 2010, 2011 and 2012 for New York State remain subject to examination.

Note 12 - Employee and Director Benefit Plans

The Company maintains a 401(k) savings plan covering employees who have completed three months of service and attained age 21. Participants may make contributions to the 401(k) Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations. The plan consists of three components: 401(k), Profit Sharing and Safe Harbor. For the 401(k) component, the Company makes a matching contribution equal to 40% of the participant salary deferral, up to 6% of such employee’s compensation after one year of service. For the profit sharing component, the Company makes a discretionary contribution, up to 5.1% of an eligible employee’s salary, depending on years of service. Lastly, the Company contributes 3.4% of an eligible employee’s salary based on years of service, which is a discretionary contribution to the Safe Harbor component of the plan. The Company’s expense for all three components of the 401(k) plan for the years ended December 31, 2013, 2012 and 2011 was $385,000, $352,000, and $383,000, respectively.

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan. Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Although the plans are unfunded, the Company has purchased bank owned life insurance for the purpose of funding the liability. The cash surrender value of bank owned life insurance amounted to $7.0 million and $6.9 million at December 31, 2013 and 2012, respectively. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries. The Company had a liability under such plans of $1.6 million, and $1.7 million at December 31, 2013 and 2012. This liability was recorded in other liabilities on the consolidated statement of financial condition and was calculated using an assumed discount rate of 6.17% in 2013 and 2012.

Effective October 1, 2001, the Company initiated an additional non-qualified Executive Supplemental Benefit Plan and a non-qualified Director’s Supplemental Benefit Plan. On January 1, 2007, the Company amended and restated the 2001 plans and added one director to the plan. During the fourth quarter of 2012, an additional three directors were added to the Director’s Supplemental Benefit Plan. The Executive and Director plans are both unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Vesting requirements are based on length of service and upon reaching the vesting requirements, the predefined benefits are guaranteed to continue at the full amounts to the designated beneficiaries in the event of death. The Company had a liability under such plans of $2.0 million at December 31, 2013 and 2012. This liability was recorded in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2013 and 2012.

Effective June 30, 2012, the Company implemented a Supplemental Executive Benefit Plan (the “2012 Plan”) with one executive. The 2012 Plan provides that when the Executive attains age 67, the Executive will be entitled to an annual benefit under the 2012 Plan equal to $137,501, which will be paid in monthly installments for 15 years. The 2012 Plan provides for a reduced benefit in the event the Executive terminates his employment for a reason other than death, disability, cause or a change in control, before the Executive attains the age 67, which will be paid in monthly installments for 15 years. In the event of death, the vested benefit is payable to the beneficiary as a lump sum payment. The Company had a liability under this plan of $90,000 and $29,000 as of December 31, 2013 and 2012, respectively. This liability was recorded in the other liabilities section on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2013 and 2012.

Under the 2001 and 2012 Plan Agreements, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. During the fourth quarter of 2006 the Company purchased bank owned life insurance for purposes of funding this liability. An additional $2.5 million of bank owned life insurance was purchased during the fourth quarter of 2012 to fund the liability for participants added to the plan in 2012, as well as to fund the 2012 Executive Supplemental Benefit Plan. The cash surrender value of the bank owned life insurance for these plans amounted to $7.4 million and $7.2 million at December 31, 2013 and 2012, respectively.

The Company’s expense for the non-qualified Executive Supplemental Benefit Plans and non-qualified Directors Supplemental Benefit Plans for the years ended December 31, 2013, 2012 and 2011 was $336,000, $347,000, and $279,000, respectively.

Note 13 – Stock-based Compensation

As of December 31, 2013, the Company had three stock-based compensation plans currently allocated, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $132,000, $121,000, and $304,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

A summary of the status of the Stock Option Plan as of December 31, 2013, 2012 and 2011 is presented below:

	December 31, 2013			December 31, 2012			December 31, 2011
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	236,809	$11.05		236,809	$11.05		249,455	$11.07
Granted	-	-		-	-		-	-
Exercised	(6,703)	10.97		-	-		-	-
Forfeited	-	-		-	-		(12,646)	11.50
Outstanding at end of year	230,106	$11.05	3 years	236,809	$11.05	4 years	236,809	$11.05	5 years

Options exercisable at end of year	220,846	$11.18	3 years	221,845	$11.26	4 years	216,140	$11.34	5 years

Fair value of options granted		-			-		-

At December 31, 2013, stock options outstanding had an intrinsic value of $265,000 and 60,753 options remained available for grant under the Stock Option Plan.  Compensation expense amounted to $9,000 for the years ended December 31, 2013 and 2012 and $107,000 for the year ended December 31, 2011. At December 31, 2013, $5,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 12 to 42 months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

Awards vest at a rate of 20% per year. As of December 31, 2013, there were 77,771 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $32,000 for the years ended December 31, 2013 and 2012, and $116,000 for the year ended December 31, 2011. At December 31, 2013, $23,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 42 months.

A summary of the status of unvested shares under the RRP for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	Weighted Average Grant Price	2012	Weighted Average Grant Price	2011	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	10,630	$7.98	14,304	$7.92	31,546	$9.43
Granted	-	-	300	10.17	-	-
Vested	(4,035)	7.97	(3,974)	7.93	(11,292)	10.24
Forfeited	-	-	-	-	(5,950)	11.50
Unvested shares outstanding at end of year	6,595	$7.99	10,630	$7.98	14,304	$7.92

2012 Equity Incentive Compensation

The Company’s 2012 Equity Incentive Compensation (the “Equity Incentive Plan”), which was approved by the Company’s shareholders on May 23, 2012, permits the grant of restricted stock awards, incentive stock options or non-qualified stock options to employees and non-employee directors for up to 200,000 shares of common stock. Grants to employees will be based upon completion of performance goals.  As required by federal regulations, awards may not be made under the Equity Incentive Plan until the Federal Reserve Board gives its approval. A request for Federal Reserve Board approval was made in February 2012; however, the Federal Reserve Board has not yet approved or rejected the request.  Consequently, awards may not be made under the Equity Incentive Plan until the Federal Reserve Board makes a final determination.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP.  The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.  As of December 31, 2013, the balance of the loan to the ESOP was $1.9 million and the fair value of unallocated shares was $2.1 million.  As of December 31, 2013, there were 53,990 allocated shares and 174,568 unallocated shares compared to 47,298 allocated shares and 182,505 unallocated shares at December 31, 2012 and 46,370 allocated shares and 190,440 unallocated shares at December 31, 2011. The ESOP compensation expense was $91,000 for the year ended December 31, 2013, $80,000 for the year ended December 31, 2012, and $81,000 for the year ended December 31, 2011 based on 7,935 shares earned in each of those years.

Note 14 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2013 and 2012 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012 were as follows:

	Fair Value Measurements at December 31, 2013
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$13,848	$13,848	$-	$-
Municipal bonds	58,044	-	58,044	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	81	-	81	-
Collateralized mortgage obligations-government sponsored entities	62,625	-	62,625	-
Government National Mortgage Association	2,219	-	2,219	-
Federal National Mortgage Association	11,634	-	11,634	-
Federal Home Loan Mortgage Corporation	5,816	-	5,816	-
Asset-backed securities:
Private label	3,498	-	-	3,498
Government sponsored entities	134	-	134	-
Equity securities	65	-	65	-
Total	$157,964	$13,848	$140,618	$3,498

Measured at fair value on a non-recurring basis:
Impaired loans	$699	$-	$-	$699
Foreclosed real estate	555	-	-	555

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the year ended December 31, 2013.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the years ended December 31, 2013 and 2012:

	2013	2012
	(Dollars in thousands)
Beginning Balance	$3,873	$3,936
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income	256	420
Total losses - realized/unrealized:
Included in earnings	(180)	(102)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Sales	-	-
Principal paydowns	(451)	(381)
Transfers to (out of) Level 3	-	-

Ending Balance	$3,498	$3,873

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

The following table presents additional quantitative information about the Level 3 inputs for the asset backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of December 31, 2013 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value Estimate	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
Asset-backed securities - private label	$3,498	Prime First and Second Lien - Residential Real Estate	B- thru D	4 - 8	5.0% - 8.0%	70.0% - 100.0%

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

In addition to disclosure of the fair value of assets on a recurring basis, ASC Topic 820 requires disclosures for assets and liabilities measured at fair value on a non-recurring basis, such as impaired assets and foreclosed real estate. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Non-recurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by ASC Topic 310, “Receivables –

Loan Impairment,” when establishing the allowance for loan losses. An impaired loan is carried at fair value based on either recent appraisals less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of December 31, 2013, one impaired loan with a specific allowance had a carrying amount of $547,000 with a valuation allowance of $125,000. The allocated allowance is based on a fair value measurement of underlying collateral of $646,000 less estimated liquidation expenses equal to 10% of the collateral value, past due and estimated delinquent real estate taxes, and an additional discount for dated financial information resulting in a $125,000 provision for loan losses during the year ended December 31, 2013. As of December 31, 2013, one impaired loan with no specific allowance had a carrying amount of $48,000 and a fair value of $53,000. As of December 31, 2012, impaired loans with a specific allowance had a carrying amount of $201,000 with a valuation allowance of $50,000. The allocated allowance is based on a fair value of $125,000 less estimated liquidation expenses of 10% of the collateral value and the anticipated receipt of Small Business Administration (“SBA”) guaranteed funds on one of the loans. The use of independent appraisals, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral of impaired loans and are therefore classified within Level 3 of the fair value hierarchy.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value based on recent appraisals less estimated selling costs. The fair value of foreclosed assets is reported on a non-recurring basis when the value of acquired property is written down during the period. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral on foreclosed real estate and is therefore classified within Level 3 of the fair value hierarchy. As of December 31, 2013, foreclosed real estate reported at fair value had a carrying amount of $644,000 and was written down to $486,000 based on a fair value of $555,000 less estimated selling costs of 7% to 15% of the collateral value, resulting in $158,000 in write downs during the year ended December 31, 2013. As of December 31, 2012 foreclosed real estate reported at fair value had a carrying amount of $457,000 and was written down to $351,000 based on a fair value of $378,000 less estimated liquidation expenses of 7% to 15% of the collateral value.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at December 31, 2013
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$17,202	$17,202	$17,202	$-	$-
Securities available for sale	157,964	157,964	13,848	140,618	3,498
Federal Home Loan Bank stock	1,560	1,560	-	1,560	-
Loans receivable, net	277,345	266,449	-	-	266,449
Accrued interest receivable	1,787	1,787	-	1,787	-

Financial liabilities:
Deposits	388,235	392,801	-	392,801	-
Short-term borrowings	11,650	11,650	-	11,650	-
Long-term debt	7,850	7,971	-	7,971	-
Accrued interest payable	25	25	-	25	-

Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2012
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$19,765	$19,765	$19,765	$-	$-
Securities available for sale	159,368	159,368	15,195	140,300	3,873
Federal Home Loan Bank stock	1,852	1,852	-	1,852	-
Loans receivable, net	272,933	273,202	-	-	273,202
Accrued interest receivable	1,802	1,802	-	1,802	-

Financial liabilities:
Deposits	378,543	383,578	-	383,578	-
Short-term borrowings	11,200	11,200	-	11,200	-
Long-term debt	14,400	14,748	-	14,748	-
Accrued interest payable	43	43	-	43	-

Off-balance-sheet financial instruments	-	-	-	-	-

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk weighted assets, tangible equity to tangible assets and Tier 1 capital to adjusted total assets.  As of December 31, 2013, the Bank meets all capital adequacy requirements to which it is subject.

The Company, as a savings and loan holding company, is not currently subject to formula based capital requirements at the holding company level.  However, the Company is required by regulation to maintain adequate capital to support its business activities. Effective July 2011, the Federal Reserve Board became the regulator of the Company as a result of the Dodd-Frank Act. The Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary savings bank will apply to savings and loan holding companies as of January 1, 2015.  As is the case with the savings bank subsidiary, the capital conservation buffer will be phased in between 2016 and 2019.

The most recent notification from the Federal banking agencies categorized the Bank as well capitalized at December 31, 2013 under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table:

								To be Well Capitalized
			For Capital					under Prompt Corrective
	Actual		Adequacy Purposes					Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio
	(Dollars in thousands)

December 31, 2013:
Total capital (to risk-weighted assets)	$63,153	25.08%	$	>=	20,141	>=	8.0%	$	>=	25,176	>=	10.0%
Tier 1 capital (to adjusted total assets)	61,326	12.75		>=	19,234	>=	4.0		>=	24,042	>=	5.0
Tangible equity (to tangible assets)	61,326	12.75		>=	7,213	>=	1.5		>=	N/A	>=	N/A
Tier 1 capital (to risk-weighted assets)	61,326	24.36		>=	10,070	>=	4.0		>=	15,106	>=	6.0

December 31, 2012:
Total capital (to risk-weighted assets)	$59,144	23.77%	$	>=	19,907	>=	8.0%	$	>=	24,883	>=	10.0%
Tier 1 capital (to adjusted total assets)	57,343	12.14		>=	18,887	>=	4.0		>=	23,609	>=	5.0
Tangible equity (to tangible assets)	57,343	12.14		>=	7,083	>=	1.5		>=	N/A	>=	N/A
Tier 1 capital (to risk-weighted assets)	57,343	23.04		>=	9,953	>=	4.0		>=	14,930	>=	6.0

Following is a reconciliation of Lake Shore Savings Bank’s consolidated GAAP capital to regulatory Tier 1 and Total capital at December 31, 2013 and December 31, 2012:

	December 31,
	2013	2012
	(Dollars in thousands)

GAAP (Equity) Capital:	$61,821	$62,799
Plus:
Unrealized gains on available-for-sale securities, net of tax	(495)	(5,456)

Tier 1 Capital	61,326	57,343

Plus:
Allowance for loan losses	1,813	1,806
Unrealized gains on available-for-sale securities includible in regulatory capital	19	-
Less:
Other investments required to be deducted	5	5

Total Regulatory Capital	$63,153	$59,144

Note 16 – Earnings per Share

Earnings per share was calculated for the years ended December 31, 2013, 2012 and 2011, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the ESOP and unearned shares held by the RRP. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	For the years ended December 31,
	2013	2012	2011
Numerator – net income	$3,743,000	$3,626,000	$3,680,000
Denominator:
Basic weighted average shares outstanding	5,701,631	5,704,051	5,692,316
Increase in weighted average shares outstanding due to (1):
Stock options	15,845	4,972	4,221
Unvested restricted stock awards	-	154	97
Diluted weighted average shares outstanding (1)	5,717,476	5,709,177	5,696,634

Earnings per share:
Basic	$0.66	$0.64	$0.65
Diluted	$0.65	$0.64	$0.65

(1) Stock options to purchase 206,643 shares under the Stock Option Plan at $11.50 per share and restricted unvested shares of 6,477 under the RRP were outstanding during 2012, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.  Stock options to purchase 206,643 shares under the Stock Option Plan at $11.50 per share and restricted unvested shares of 3,246 under the RRP were outstanding during 2011, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	December 31,
	2013	2012
	(Dollars in thousands)

Commitments to grant loans	$8,420	$11,369
Unfunded commitments under lines of credit	$28,430	$26,419

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At December 31, 2013 and 2012, the Company’s fixed rate loan commitments totaled $6.2 million and $8.9 million, respectively.  The range of interest rates on these fixed rate commitments were 3.50% to 7.25% at December 31, 2013.

Note 18 – Parent Company Only Financial Information

Parent Company (Lake Shore Bancorp, Inc.) only condensed financial information is as follows:

Statements of Financial Condition

	December 31,
	2013	2012
	(Dollars in thousands)
Assets

Cash and due from banks	$944	$1,547
Securities available for sale	344	552
Investment in subsidiary	61,821	62,799
ESOP loan receivable	1,876	1,961
Other assets	191	12

Total assets	$65,176	$66,871

Liabilities and Stockholders' Equity

Other liabilities	(95)	(114)
Total stockholders' equity	65,271	66,985

Total liabilities and stockholders' equity	$65,176	$66,871

Statements of Income
	For the Years Ended
	December 31,
	2013	2012	2011
	(Dollars in thousands)

Interest Income	$166	$184	$226
Impairment of equity investment in unconsolidated entity	-	-	(500)
Total Income (Loss)	166	184	(274)
Non-interest Expenses	378	479	418

Loss before income taxes and equity in undistributed net income of subsidiary	(212)	(295)	(692)
Income tax benefit	(107)	(136)	(100)

Loss before undistributed net income of subsidiary	(105)	(159)	(592)
Equity in undistributed net income of subsidiary	3,848	3,785	4,272

Net Income	$3,743	$3,626	$3,680

Statements of Comprehensive Income
	For the Years Ended
	December 31,
	2013	2012	2011
	(Dollars in thousands)

Net Income	$3,743	$3,626	$3,680

Other Comprehensive Income, net of tax:
Unrealized holding losses on securities available for sale, net of tax benefit 2013 $3; 2012 $8 ; 2011 $16	(5)	(13)	(25)
Unrealized holding (losses) gains on securities available for sale of subsidiary, net of tax benefit (expense) 2013 $3,114; 2012 $(261) ; 2011 $(3,564)	(4,933)	415	5,648

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income of subsidiary, net of tax expense 2013 $1; 2011 $22	(2)	-	(35)
Gains on sales of securities included in net income of subsidiary, net of tax expense 2013 $80; 2012 $25; 2011 $12	(126)	(39)	(19)
Impairment charge for losses included in net income of subsidiary, net of tax benefit 2013 $70; 2012 $40	$110	$62	$-
Total Other Comprehensive (Loss) Income	(4,956)	425	5,569

Total Comprehensive (Loss) Income	$(1,213)	$4,051	$9,249

Statements of Cash Flows
	For the Years Ended
	December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$3,743	$3,626	$3,680
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of investment securities	-	-	(9)
Impairment of equity investment in unconsolidated entity	-	-	500
ESOP shares committed to be released	91	80	81
Stock based compensation expense	41	44	223
Decrease in accrued interest receivable	1	1	4
Increase in other assets	(314)	(139)	(155)
Increase (decrease) in other liabilities	31	(27)	(110)
Equity in undistributed earnings of subsidiary	(3,848)	(3,785)	(4,272)
Net Cash Used in Operating Activities	(255)	(200)	(58)

Cash Flows from Investing Activities:
Activity in available for sale securities:
Maturities, prepayments and calls	200	291	829
Payments received on ESOP loan	85	85	86
Net Cash Provided by Investing Activities	285	376	915

Cash Flows from Financing Activities:
Proceeds from stock options exercised	73	-	-
Purchase of treasury stock	(119)	(209)	(169)
Cash dividends paid	(587)	(928)	(647)
Net Cash Used in Financing Activities	(633)	(1,137)	(816)

Net (Decrease) Increase in Cash and Cash Equivalents	(603)	(961)	41

Cash and Cash Equivalents - Beginning	1,547	2,508	2,467

Cash and Cash Equivalents - Ending	$944	$1,547	$2,508

Note 19 – Quarterly Financial Data – Unaudited

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Dollars in thousands, except per share amounts)
Total interest income	$4,706	$4,626	$4,621	$4,661
Total interest expense	861	886	897	912

Net interest income	3,845	3,740	3,724	3,749
Provision for loan losses	-	60	-	45

Net interest income after provision for loan losses	3,845	3,680	3,724	3,704

Total non-interest income	521	541	515	515
Total non-interest expense	2,959	3,013	3,259	3,103

Income before income taxes	1,407	1,208	980	1,116

Income tax expense	356	222	180	210

Net Income	$1,051	$986	$800	$906

Basic and diluted earnings per share	$0.18	$0.17	$0.14	$0.16

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Dollars in thousands, except per share amounts)
Total interest income	$4,742	$4,815	$5,013	$5,080
Total interest expense	1,002	1,143	1,193	1,265

Net interest income	3,740	3,672	3,820	3,815
Provision for loan losses	386	220	85	(35)

Net interest income after provision for loan losses	3,354	3,452	3,735	3,850

Total non-interest income	546	506	457	521
Total non-interest expense	2,826	2,874	3,044	3,067

Income before income taxes	1,074	1,084	1,148	1,304

Income tax expense	213	221	253	297

Net Income	$861	$863	$895	$1,007

Basic and diluted earnings per share	$0.15	$0.15	$0.16	$0.18

Note 20 – Treasury Stock

During the year ended December 31, 2013, the Company repurchased 10,000 shares of common stock at an average cost of $11.93 per share.  These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of December 31, 2013, there were 61,510 shares remaining to be repurchased under the existing stock repurchase program.

During the year ended December 31, 2012, the Company repurchased 20,000 shares of common stock at an average cost of $10.45 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of December 31, 2012, there were 71,510 shares remaining to be repurchased under the existing stock repurchase program.

Note 21 – Subsequent Events

On February 5, 2014, the Board of Directors declared a quarterly cash dividend of $0.07 per share on the Company’s common stock, payable on March 18, 2014 to shareholders of record as of February 18, 2014. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 61.5% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $255,000. On February 5, 2014, a special meeting of the MHC members (i.e., Lake Shore Savings Bank depositors) was held to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.28 per share that may be declared by the Company in the 12 months subsequent to the approval by members (in accordance with the regulation of the Board of Governors of the Federal Reserve System). At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve Board in order to obtain their non-objection of the dividend waiver. As of March 6, 2014, Lake Shore, MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 5, 2015, aggregating up to $0.28 per share. The MHC waived $1.0 million of dividends during the year ended December 31, 2013. Cumulatively, Lake Shore, MHC has waived approximately $5.4 million of cash dividends as of December 31, 2013.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.