Form 10-Q
period 2014-03-31
LAKE SHORE BANCORP, INC.
filed 2014-05-13
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]        No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,910,835 shares of the registrant’s common stock, $.01 par value per share, outstanding at May 1,  2014.

PART I

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2014	2013
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$8,447	$7,748
Interest earning deposits	7,408	2,321
Federal funds sold	12,251	7,133
Cash and Cash Equivalents	28,106	17,202
Securities available for sale	155,317	157,964
Federal Home Loan Bank stock, at cost	1,535	1,560
Loans receivable, net of allowance for loan losses 2014 $1,780; 2013 $1,813	275,490	277,345
Premises and equipment, net	9,590	9,642
Accrued interest receivable	1,952	1,787
Bank owned life insurance	14,468	14,407
Other assets	1,533	2,260

Total Assets	$487,991	$482,167

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$358,086	$353,915
Non-interest bearing	35,251	34,320
Total Deposits	393,337	388,235
Short-term borrowings	11,900	11,650
Long-term debt	7,050	7,850
Advances from borrowers for taxes and insurance	2,473	3,454
Other liabilities	5,821	5,707
Total Liabilities	$420,581	$416,896

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,619,203 shares issued and 5,910,835 shares outstanding at March 31, 2014 and 6,619,203 shares issued and 5,915,835 shares outstanding at December 31, 2013	$66	$66
Additional paid-in capital	28,047	28,039
Treasury stock, at cost (708,368 shares at March 31, 2014 and 703,368 shares at December 31, 2013)	(6,650)	(6,588)
Unearned shares held by ESOP	(1,855)	(1,876)
Unearned shares held by RRP	(490)	(499)
Retained earnings	46,252	45,624
Accumulated other comprehensive income	2,040	505
Total Stockholders' Equity	67,410	65,271
Total Liabilities and Stockholders' Equity	$487,991	$482,167

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,305	$3,479
Investment securities, taxable	702	699
Investment securities, tax-exempt	530	480
Other	1	3
Total Interest Income	4,538	4,661

Interest Expense
Deposits	757	810
Short-term borrowings	12	13
Long-term debt	32	63
Other	25	26
Total Interest Expense	826	912

Net Interest Income	3,712	3,749

Provision for Loan Losses	-	45

Net Interest Income after Provision for Loan Losses	3,712	3,704

Non-Interest Income
Service charges and fees	396	393
Earnings on bank owned life insurance	61	78
Loss on sale of securities available for sale	(98)	-
Recovery on previously impaired investment securities	83	-
Other	38	44
Total Non-Interest Income	480	515

Non-Interest Expenses
Salaries and employee benefits	1,663	1,562
Occupancy and equipment	559	492
Professional services	315	350
Data processing	183	157
Advertising	99	91
FDIC Insurance	71	64
Postage and supplies	67	75
Other	281	312
Total Non-Interest Expenses	3,238	3,103

Income before Income Taxes	954	1,116

Income Tax Expense	179	210
Net Income	$775	$906

Basic earnings per common share	$0.14	$0.16
Diluted earnings per common share	$0.14	$0.16
Dividends declared per share	$0.07	$0.07

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(Dollars in thousands)

Net Income	$775	$906

Other Comprehensive Income (Loss), net of tax (expense) benefit
Unrealized holding gains (losses) on securities available for sale, net of tax (expense) benefit 2014 $(963); 2013 $490	1,526	(776)

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense $32	(51)	-
Loss on sale of securities included in net income, net of tax benefit $38	60	-
Total Other Comprehensive Income (Loss)	1,535	(776)

Total Comprehensive Income	$2,310	$130

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2014 and 2013  (Unaudited)

				Unearned	Unearned		Accumulated
		Additional		Shares	Shares		Other
	Common	Paid-In	Treasury	Held by	Held by	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	RRP	Earnings	Income	Total
	(In thousands, except share and per share data)
Balance - January 1, 2013	$66	$27,973	$(6,469)	$(1,961)	$(553)	$42,468	$5,461	$66,985
Net income	-	-	-	-	-	906	-	906
Other comprehensive loss, net of tax benefit of $490	-	-	-	-	-	-	(776)	(776)
ESOP shares earned (1,984 shares)	-	-	-	21	-	-	-	21
Stock based compensation	-	2	-	-	-	-	-	2
RRP shares earned (994 shares)	-	-	-	-	14	-	-	14
Cash dividends declared ($0.07 per share)	-	-	-	-	-	(159)	-	(159)
Balance - March 31, 2013	$66	$27,975	$(6,469)	$(1,940)	$(539)	$43,215	$4,685	$66,993

Balance - January 1, 2014	$66	$28,039	$(6,588)	$(1,876)	$(499)	$45,624	$505	65,271
Net income	-	-	-	-	-	775	-	775
Other comprehensive income, net of tax expense of $969	-	-	-	-	-	-	1,535	1,535
ESOP shares earned (1,984 shares)	-	3	-	21	-	-	-	24
Stock based compensation	-	1	-	-	-	-	-	1
RRP shares earned (658 shares)	-	4	-	-	9	-	-	13
Purchase of treasury stock, at cost (5,000 shares)	-	-	(62)	-	-	-	-	(62)
Cash dividends declared ($0.07 per share)	-	-	-	-	-	(147)	-	(147)
Balance - March 31, 2014	$66	$28,047	$(6,650)	$(1,855)	$(490)	$46,252	$2,040	$67,410

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014		2013
		(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$775		$906
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	73		153
Amortization of deferred loan costs	116		113
Provision for loan losses	-		45
Recovery on previously impaired investment securities	(83)		-
Loss on sale of investment securities	98		-
Originations of loans held for sale	(112)		(195)
Proceeds from sales of loans held for sale	112		195
Depreciation and amortization	181		166
Increase in bank owned life insurance, net	(61)		(78)
ESOP shares committed to be released	24		21
Stock based compensation expense	14		16
Increase in accrued interest receivable	(165)		(186)
Increase in other assets	(122)		(45)
Increase (decrease) in other liabilities	59		(901)
Net Cash Provided by Operating Activities	909		210

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	1,544		1,410
Maturities, prepayments and calls	3,519		8,491
Purchases	-		(6,592)
Redemptions of Federal Home Loan Bank Stock	25		76
Loan origination and principal collections, net	1,674		513
Additions to premises and equipment	(129)		(379)
Net Cash Provided by Investing Activities	6,633		3,519

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	5,102		5,749
Net decrease in advances from borrowers for taxes and insurance	(981)		(912)
Net increase in short term borrowings	250		2,450
Proceeds from issuance of long-term debt	1,900		1,750
Repayment of long-term debt	(2,700)		(5,900)
Purchase of treasury stock	(62)		-
Cash dividends paid	(147)		(159)
Net Cash Provided by Financing Activities	3,362		2,978
Net Increase in Cash and Cash Equivalents	10,904		6,707

CASH AND CASH EQUIVALENTS - BEGINNING	17,202		19,765

CASH AND CASH EQUIVALENTS - ENDING	$28,106		$26,472

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$840		$934
Income taxes paid	$85		$371

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$79		$168
Securities purchased and not settled	$-		$4,065

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

The interim financial statements included herein as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The consolidated results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2014.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of March 31, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2013-11, Income Taxes (“Topic 740”): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” (“ASU 2013-11”). ASU 2013-11 amends existing guidance on the financial statement presentation of an unrecognized tax benefit, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires an entity to present these types of unrecognized tax benefits, or a portion of these types of unrecognized tax benefits in the financial statements as a reduction to a deferred tax asset with certain exceptions. The amendments in ASU 2013-11 do not require new recurring disclosures. This guidance is effective for all interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,847	$1,178	$-	$14,025
Municipal bonds	57,188	2,261	(210)	59,239
Mortgage-backed securities:
Collateralized mortgage obligations-private label	72	5	-	77
Collateralized mortgage obligations-government sponsored entities	61,136	340	(1,128)	60,348
Government National Mortgage Association	2,095	89	-	2,184
Federal National Mortgage Association	11,080	362	(94)	11,348
Federal Home Loan Mortgage Corporation	5,620	145	(41)	5,724
Asset-backed securities-private label	1,804	494	(142)	2,156
Asset-backed securities-government sponsored entities	126	4	-	130
Equity securities	22	64	-	86
	$151,990	$4,942	$(1,615)	$155,317

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,857	$991	$-	$13,848
Municipal bonds	57,199	1,385	(540)	58,044
Mortgage-backed securities:
Collateralized mortgage obligations-private label	77	4	-	81
Collateralized mortgage obligations-government sponsored entities	63,840	362	(1,577)	62,625
Government National Mortgage Association	2,153	66	-	2,219
Federal National Mortgage Association	11,452	318	(136)	11,634
Federal Home Loan Mortgage Corporation	5,774	117	(75)	5,816
Asset-backed securities-private label	3,637	618	(757)	3,498
Asset-backed securities-government sponsored entities	130	4	-	134
Equity securities	22	43	-	65
	$157,141	$3,908	$(3,085)	$157,964

All of our mortgage-backed securities and collateralized mortgage obligations are backed by residential mortgages.

At March 31, 2014 and at December 31, 2013, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At March 31, 2014 and December 31, 2013,  thirty-one municipal bonds with a cost of $10.6 million and fair value of $11.2 million and  $11.1 million, respectively, were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at March 31, 2014 and December 31, 2013, five municipal bonds with a cost and fair value of $1.1 million, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
March 31, 2014
Municipal bonds	$4,573	$(210)	$-	$-	$4,573	$(210)
Mortgage-backed securities	31,149	(823)	11,135	(440)	42,284	(1,263)
Asset-backed securities -private label	-	-	1,635	(142)	1,635	(142)

	$35,722	$(1,033)	$12,770	$(582)	$48,492	$(1,615)

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2013
Municipal bonds	$14,052	$(540)	$-	$-	$14,052	$(540)
Mortgage backed securities	41,094	(1,267)	12,768	(521)	53,862	(1,788)
Asset-backed securities -private label	-	-	2,794	(757)	2,794	(757)

	$55,146	$(1,807)	$15,562	$(1,278)	$70,708	$(3,085)

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly.

The Company determines whether the unrealized losses are other-than-temporary in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral and the continuing performance of the securities.

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

At March 31, 2014, the Company’s investment portfolio included seventeen municipal bonds and twenty mortgage-backed securities in the “unrealized losses less than twelve months” category. The municipal bonds and mortgage-backed securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, and the mortgage-backed securities were issued by government sponsored enterprises.  The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

At March 31, 2014, the Company had fourteen mortgage-backed securities and two private label asset-backed securities in the “unrealized losses twelve months or more” category.

The fourteen mortgage-backed securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The two private label asset-backed securities in this category were evaluated further for OTTI, as the unrealized loss was greater than 20% of book value for the individual security, the probability of default is high, or the Company’s analysis indicated a possible loss of principal.

The following table provides additional information relating to these private label asset-backed securities as of March 31, 2014 (dollars in thousands):

							Foreclosure/
			Unrealized	Lowest	Delinquent %		OREO/
Security	Book Value	Fair Value	Loss	Rating	Over 60 days	Over 90 days	Bankruptcy %	OREO%
1	$1,017	914	$(103)	CCC	24.50%	23.40%	10.50%	0.50%
2	760	721	(39)	CCC	20.00%	18.60%	6.10%	1.00%
Total	$1,777	$1,635	$(142)

The two private label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these two private label asset-backed securities occurred due to the current challenging economic environment, high unemployment rates, stressed housing values in many areas of the country, and increased delinquency trends. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the securities listed above did not reflect the need to record an OTTI charge against earnings during the three months ended March 31, 2014. The estimated discounted cash flows for these securities did not show an additional principal loss under various prepayment and default rate scenarios. Management concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of March 31, 2014. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-value ratios and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of March 31, 2014 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive income (loss), net of tax on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of earnings:

	For The Three Months Ended March 31,	For The Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Beginning balance	$1,318	$1,155
Additions:
Credit loss not previously recognized	-	-
Reductions:
Realized loss on sale of security on OTTI previously recognized	(282)	-
Losses realized during the period on OTTI previously recognized	(2)	(7)
Receipt of cash flows on previously recorded OTTI	(83)	-
Ending balance	$951	$1,148

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
March 31, 2014:
After one year through five years	$327	$355
After five years through ten years	24,058	25,674
After ten years	45,650	47,235
Mortgage-backed securities	80,003	79,681
Asset-backed securities	1,930	2,286
Equity securities	22	86
	$151,990	$155,317

The Company sold one private-label asset-backed security during the three months ended March 31, 2014, for total proceeds of $1.5 million, resulting in gross realized losses of $98,000. During the three months ended March 31, 2013, the Company did not sell any securities available for sale. During the three months ended March 31, 2013, the Company received a $1.4 million settlement related to the sale of available for sale securities in the fourth quarter of 2012.

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

Other Loans:

•

Commercial – includes business installment loans, lines of credit, and other commercial loans.  Most of our commercial loans have fixed interest rates, and are for terms generally not in excess of 10 years.  Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower.  Commercial loans generally involve a higher degree of credit risk because the collateral underlying the loans may be in the form of intangible assets and/or inventory subject to market obsolescence.  Commercial loans can also involve relatively large loan balances to a single borrower or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation of the commercial business and the income stream of the borrower.  Such risks can be significantly affected by economic conditions.

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

The following tables summarize the activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of March 31, 2014.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2013
Allowance for Loan Losses:
Balance – January 1, 2013	$393	$79	$1,118	$-	$202	$14	$-	$1,806
Charge-offs	-	-	-	-	(20)	(4)	-	(24)
Recoveries	-	-	5	-	2	-	-	7
Provision (Credit)	134	(6)	(134)	-	37	11	3	45
Balance – March 31, 2013	$527	$73	$989	$-	$221	$21	$3	$1,834

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
March 31, 2014
Allowance for Loan Losses:
Balance – January 1, 2014	$355	$80	$1,104	$-	$218	$9	$47	$1,813
Charge-offs	(17)	(13)	-	-	(4)	(7)	-	(41)
Recoveries	-	-	-	-	-	8	-	8
Provision (Credit)	22	32	(52)	-	(19)	11	6	-
Balance – March 31, 2014	$360	$99	$1,052	$-	$195	$21	$53	$1,780
Ending balance: individually evaluated for impairment	$-	-	125	-	2	-	-	$127
Ending balance: collectively evaluated for impairment	$360	$99	$927	$-	$193	$21	$53	$1,653

Gross Loans Receivable (1):
Ending balance	$169,172	$31,209	$58,239	$1,401	$13,059	$1,395	$-	$274,475
Ending balance: individually evaluated for impairment	$173	$4	$2,538	$-	$7	$-	$-	$2,722
Ending balance: collectively evaluated for impairment	$168,999	$31,205	$55,701	$1,401	$13,052	$1,395	$-	$271,753

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,780) or deferred loan costs of $2,795.

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class as of December 31, 2013:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2013
Allowance for Loan Losses:
Balance – December 31, 2013	$355	$80	$1,104	$-	$218	$9	$47	$1,813
Ending balance: individually evaluated for impairment	$-	-	125	-	-	-	-	$125
Ending balance: collectively evaluated for impairment	$355	$80	$979	$-	$218	$9	$47	$1,688

Gross Loans Receivable (1):
Ending Balance	$170,793	$31,675	$58,746	$936	$12,645	$1,517	$-	$276,312
Ending balance: individually evaluated for impairment	$177	$4	$2,458	$-	$9	$-	$-	$2,648
Ending balance: collectively evaluated for impairment	$170,616	$31,671	$56,288	$936	$12,636	$1,517	$-	$273,664

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,813) or deferred loan costs of $2,846.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
				For the Three Months Ended
	At March 31, 2014			March 31, 2014
With no related allowance recorded:
Residential, one- to four-family	$173	$173	$-	$175	$3
Home equity	4	4	-	4	-
Commercial real estate	1,911	1,911	-	1,911	-
Commercial loans	5	5	-	38	-
With an allowance recorded:
Commercial real estate	627	627	125	548	15
Commercial loans	2	2	2	2	-
Total	$2,722	$2,722	$127	$2,678	$18

				For the Year Ended
	At December 31, 2013			December 31, 2013
With no related allowance recorded:
Residential, one- to four-family	$177	$177	$-	$189	$11
Home equity	4	4	-	5	-
Commercial real estate	1,911	1,911	-	1,969	80
Commercial loans	9	9	-	69	4
With an allowance recorded:
Commercial real estate	547	547	125	656	55
Commercial loans	-	-	-	44	-
Total	$2,648	$2,648	$125	$2,932	$150

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
March 31, 2014:
Real Estate Loans:
Residential, one- to four-family	$963	$451	$889	$2,303	$166,869	$169,172	$2,319
Home equity	175	149	138	462	30,747	31,209	301
Commercial	89	-	1,911	2,000	56,239	58,239	2,538
Construction	-	-		-	1,401	1,401	-
Other Loans:
Commercial	7	5	52	64	12,995	13,059	77
Consumer	13	2	11	26	1,369	1,395	4
Total	$1,247	$607	$3,001	$4,855	$269,620	$274,475	$5,239

December 31, 2013:
Real Estate Loans:
Residential, one- to four-family	$1,629	$825	$880	$3,334	$167,459	$170,793	$2,145
Home equity	326	32	156	514	31,161	31,675	325
Commercial	43	-	1,911	1,954	56,792	58,746	1,911
Construction	-	-	-	-	936	936	-
Other Loans:
Commercial	50	-	41	91	12,554	12,645	137
Consumer	18	1	4	23	1,494	1,517	7
Total	$2,066	$858	$2,992	$5,916	$270,396	$276,312	$4,525

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the three month period ended March 31, 2014 and 2013 was $82,000 and $32,000 respectively.

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

Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are classified.

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of March 31, 2014 and December 31, 2013:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
March 31, 2014
Real Estate Loans:
Residential, one- to four-family	$166,508	$-	$2,664	$-	$-	$169,172
Home equity	30,815	-	360	34	-	31,209
Commercial	52,502	2,691	2,419	627	-	58,239
Construction	1,401	-	-	-	-	1,401
Other Loans:
Commercial	12,604	281	172	2	-	13,059
Consumer	1,389	-	3	2	1	1,395
Total	$265,219	$2,972	$5,618	$665	$1	$274,475

December 31, 2013
Real Estate Loans:
Residential, one- to four-family	$168,018	$-	$2,775	$-	$-	$170,793
Home equity	31,253	-	387	35	-	31,675
Commercial	53,136	2,743	2,320	547	-	58,746
Construction	936	-	-	-	-	936
Other Loans:
Commercial	12,080	347	218	-	-	12,645
Consumer	1,512	-	1	-	4	1,517
Total	$266,935	$3,090	$5,701	$582	$4	$276,312

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At March 31, 2014
Real Estate Loans:
Residential, one- to four-family	4	$187	1	$44	3	$143	-	$-
Home equity	1	4	-	-	1	4	-	-
Total	5	$191	1	$44	4	$147	-	$-

At December 31, 2013
Real Estate Loans:
Residential, one- to four-family	4	$192	1	$48	3	$144	1	$48
Home equity	1	4	-	-	1	4	-	-
Total	5	$196	1	$48	4	$148	1	$48

There were no loans restructured and classified as TDRs during the three months ended March 31, 2014 and 2013. No additional loan commitments were outstanding to these borrowers at March 31, 2014 and at December 31, 2013.

Some loan modifications classified as TDRs may not ultimately result in full collection of principal and interest, as modified, which may result in potential losses. These potential losses have been factored into our overall estimate of the allowance for loan losses. The impact on the allowance was immaterial.

Note 5 – Earnings per Share

Earnings per share was calculated for the three months ended March 31, 2014 and 2013, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and unearned shares held by the Recognition and Retention Plan (“RRP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2014	2013
Numerator – net income	$775,000	$906,000
Denominator:
Basic weighted average shares outstanding	5,699,329	5,699,579
Increase in weighted average shares outstanding due to (1):
Stock options	28,386	6,365
Diluted weighted average shares outstanding (1)	5,727,715	5,705,944

Earnings per share:
Basic	$0.14	$0.16
Diluted	$0.14	$0.16

(1) Stock options to purchase 206,643 shares under the Stock Option Plan at $11.50 per share were outstanding during the three month period ended March 31, 2013, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	March 31,	December 31,
	2014	2013
	(Dollars in thousands)

Commitments to grant loans	$6,221	$8,420
Unfunded commitments under lines of credit	$28,983	$28,430

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At March 31, 2014 and December 31, 2013, the Company’s fixed rate loan commitments totaled $4.9 million and $6.2 million, respectively. The range of interest rates on these fixed rate commitments was 3.75% to 8.25% at March 31, 2014.

Note 7 – Stock-based Compensation

As of March 31, 2014, the Company had three stock-based compensation plans currently allocated, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-

interest expense section of the consolidated statements of income for these plans was $31,000 and $32,000 for the three months ended March 31, 2014 and 2013, respectively.

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

A summary of the status of the Stock Option Plan as of March 31, 2014 and 2013 is presented below:

	March 31, 2014			March 31, 2013
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	230,106	$11.05		236,809	$11.05
Granted	-	-		-	-
Exercised	-			-	-
Forfeited	-	-		-	-
Outstanding at end of period	230,106	$11.05	2 years	236,809	$11.05	3 years

Options exercisable at end of period	226,551	$11.10	2 years	227,549	$11.17	3 years

Fair value of options granted		-			-

:

At March 31, 2014, stock options outstanding had an intrinsic value of $309,000 and 60,753 options remained available for grant under the Stock Option Plan.  Compensation expense amounted to $1,000 for the quarter ended March 31, 2014 and $2,000 for the quarter ended March 31, 2013. At March 31, 2014, $3,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 9   months.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s stockholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

Awards vest at a rate of 20% per year.  As of March 31, 2014 there were 80,734 shares vested or distributed to eligible participants under the RRP.  Compensation expense related to the RRP amounted to $6,000 for the three months ended March 31, 2014 and $9,000 for the three months ended March 31, 2013. At March 31, 2014, $18,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 39 months.

A summary of the status of unvested shares under the RRP for the three months ended March 31, 2014 and 2013 is as follows:

	2014	Weighted Average Grant Price	2013	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	6,595	$7.99	10,630	$7.98
Granted	-	-
Vested	(3,975)	7.93	(3,975)	7.93
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	2,620	$8.08	6,655	$8.01

2012 Equity Incentive Compensation

The Company’s 2012 Equity Incentive Compensation Plan (the “Equity Incentive Plan”), which was approved by the Company’s stockholders on May 23, 2012, permits the grant of restricted stock awards, incentive stock options or non-qualified stock options to employees and non-employee directors for up to 200,000 shares of common stock upon completion of performance goals.  As required by federal regulations, awards were not permitted to be made under the Equity Incentive Plan until the Federal Reserve Board gave its approval. A request for Federal Reserve Board approval was made in February 2012. On April 24, 2014, the Company received the approval of the Federal Reserve Bank of Philadelphia to begin making awards under the Equity Incentive Plan.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and the Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.  As of March 31, 2014, the balance of the loan to the ESOP was $1.9 million and the fair value of unallocated shares was $2.2 million.  As of March 31, 2014, there were 52,346 allocated shares and 174,568 unallocated shares compared to 46,934 allocated shares and 182,504 unallocated shares at March 31, 2013. The ESOP compensation expense was $24,000 for the quarter ended March 31, 2014, and $21,000 for the quarter ended March 31, 2013 based on 1,984 shares earned in each of those quarters.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2014 and December 31, 2013 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 were as follows:

	Fair Value Measurements at March 31, 2014
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$14,025	$14,025	$-	$-
Municipal bonds	59,239	-	59,239	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	77	-	77	-
Collateralized mortgage obligations-government sponsored entities	60,348	-	60,348	-
Government National Mortgage Association	2,184	-	2,184	-
Federal National Mortgage Association	11,348	-	11,348	-
Federal Home Loan Mortgage Corporation	5,724	-	5,724	-
Asset-backed securities:
Private label	2,156	-	-	2,156
Government sponsored entities	130	-	130	-
Equity securities	86	-	86	-
Total	$155,317	$14,025	$139,136	$2,156

Measured at fair value on a non-recurring basis:
Impaired loans	$699	$-	$-	$699
Foreclosed real estate	550	-	-	550

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the three months ended March 31, 2014.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the three months ended March 31, 2014 and 2013:

	2014	2013
	(Dollars in thousands)
Beginning Balance	$3,498	$3,873
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income	687	52
Total losses - realized/unrealized:
Included in earnings	(98)	-
Included in other comprehensive income	(196)	-
Sales	(1,544)	-
Principal paydowns	(191)	(59)
Transfers to (out of) Level 3	-	-

Ending Balance	$2,156	$3,866

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

The following table presents additional quantitative information about the Level 3 inputs for the asset-backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of March 31, 2014 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value Estimate	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
Asset-backed securities - private label	$2,156	Prime First and Second Lien - Residential Real Estate	B- thru D	4 - 8	4.0% - 8.0%	70.0% - 100.0%

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

In addition to disclosure of the fair value of assets on a recurring basis, ASC Topic 820 requires disclosures for assets and liabilities measured at fair value on a non-recurring basis, such as impaired assets and foreclosed real estate. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Non-recurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by ASC Topic 310, “Receivables –

Loan Impairment,” when establishing the allowance for loan losses. An impaired loan is carried at fair value based on either a recent appraisal less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of March 31, 2014, two impaired loans with a specific allowance had a carrying amount of $629,000 with a valuation allowance of $127,000. The allocated allowance is based on a fair value measurement of underlying collateral of $646,000 less estimated liquidation expenses equal to 10% of the collateral value, resulting in an additional $2,000 provision for loan losses during the three month period ended March 31, 2014. As of March 31, 2014, impaired loans with no specific allowance had a carrying amount of $45,000 and a fair value of $53,000. As of December 31, 2013, one impaired loan with a specific allowance had a carrying amount of $547,000 with a valuation allowance of $125,000. The allocated allowance is based on a fair value measurement of underlying collateral of $646,000 less estimated liquidation expenses equal to 10% of the collateral value, past due and estimated delinquent real estate taxes, and an additional discount for dated financial information. As of December 31, 2013, one impaired loan with no specific allowance had a carrying amount of $48,000 and a fair value of $53,000.  The use of independent appraisals, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral of impaired loans and are therefore classified within Level 3 of the fair value hierarchy.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value based on recent appraisals less estimated selling costs. The fair value of foreclosed assets is reported on a non-recurring basis when the value of acquired property has been written down. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral on foreclosed real estate and is therefore classified within Level 3 of the fair value hierarchy. As of March 31, 2014, foreclosed real estate had a carrying amount of $638,000 and was written down to $481,000 based on a fair value of $550,000 less estimated liquidation expenses of 7% to 15% of the collateral value, resulting in an additional write down of $14,000 during the three month period ended March 31, 2014. As of December 31, 2013 foreclosed real estate had a carrying amount of $644,000 and was written down to $486,000 based on a fair value of $555,000 less estimated liquidation expenses of 7% to 15% of the collateral value resulting in $158,000 in write-downs during the year ended December 31, 2013.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at March 31, 2014
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$28,106	$28,106	$28,106	$-	$-
Securities available for sale	155,317	155,317	14,025	139,136	2,156
Federal Home Loan Bank stock	1,535	1,535	-	1,535	-
Loans receivable, net	275,490	268,128	-	-	268,128
Accrued interest receivable	1,952	1,952	-	1,952	-

Financial liabilities:
Deposits	393,337	397,305	-	397,305	-
Short-term borrowings	11,900	11,900	-	11,900	-
Long-term debt	7,050	7,121	-	7,121	-
Accrued interest payable	11	11	-	11	-

Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2013
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$17,202	$17,202	$17,202	$-	$-
Securities available for sale	157,964	157,964	13,848	140,618	3,498
Federal Home Loan Bank stock	1,560	1,560	-	1,560	-
Loans receivable, net	277,345	266,449	-	-	266,449
Accrued interest receivable	1,787	1,787	-	1,787	-

Financial liabilities:
Deposits	388,235	392,801	-	392,801	-
Short-term borrowings	11,650	11,650	-	11,650	-
Long-term debt	7,850	7,971	-	7,971	-
Accrued interest payable	25	25	-	25	-

Off-balance-sheet financial instruments	-	-	-	-	-

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

Note 9 – Treasury Stock

During the quarter ended March 31, 2014, the Company repurchased 5,000 shares of common stock at an average cost of $12.30 per share.  These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of March 31, 2014, there were 56,510 shares remaining to be repurchased under the existing stock repurchase program.

During the quarter ended March 31, 2013, the Company did not repurchase any common stock. As of March 31, 2013, there were 71,510 shares remaining to be repurchased under the existing stock repurchase program.

Note 10 – Subsequent Events

On April 23,  2014, the Board of Directors declared a quarterly dividend of $0.07 per share on the Company’s common stock, payable on May 21, 2014 to stockholders of record as of May 6, 2014. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 61.5% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $255,000. On March 6, 2014, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 5, 2014, aggregating up to $0.28 per share. The MHC waived $255,000 of dividends during the three months ended March 31, 2014. Cumulatively, Lake Shore, MHC has waived approximately $5.7 million of cash dividends as of March 31, 2014.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

On April 24, 2014, the Company received the approval of the Federal Reserve Bank of Philadelphia to begin making awards under the 2012 Equity Incentive Plan.  Refer to Note 7 for more information on the 2012 Equity Incentive Plan.

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

The following factors, including the factors set forth in Part II, Item 1A of this and previous Quarterly Reports on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of March

31, 2014 compared to the financial condition as of December 31, 2013 and the consolidated results of operations for the three months ended March 31, 2014 and 2013.

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

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government.  Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability.  Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions.  Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Certain areas of the Western New York market area have recently experienced economic growth especially in Erie County, and the Company has more than doubled its asset size since December 31, 2000.

While the recession is officially over and improvements have been noted in the housing market and unemployment rate, this has not yet resulted in strong economic growth.  The weakness in economic growth  can have a negative effect on a bank’s earnings and liquidity.  The Federal Reserve is still actively working on keeping interest rates at very low levels.  The Fed Funds rate has remained at 0.00%-0.25% for more than five years.  The Federal Reserve has indicated that the Fed Funds rate will remain low until its dual mandates of maximum employment and a 2% inflation rate are achieved, and as such, this rate is not expected to increase until mid-2015 or later.  Furthermore, at the December 2013 meeting of the Federal Open Market Committee (“FOMC”), the Federal Reserve began to taper its quantitative easing (“QE”) program by reducing its purchases of mortgage-backed securities and treasury bonds by $10 billion per month, to $75 billion.   This program was further reduced by the FOMC at subsequent meetings and current purchases are at $55 billion per month, with  additional reductions anticipated in the near future.  A tapering of the QE program is expected to decrease bond prices, resulting in higher yields.  The expectation of the QE tapering has resulted in recent increases in interest rates offered on mortgage products.  Over the past year loan applications have fallen as a result of the higher rates.  We will continue to closely monitor the impact of the national and regional economy on our net interest margin, results of operations and critical risk areas, including interest rate risk and credit risk.

As discussed in the Company’s Annual Report on Form 10-K Part I, Item 1 “Business – Supervision and Regulation” for the year ended December 31, 2013, since October 2008, numerous legislative actions, including the Dodd-Frank Act, have been taken in response to the financial crisis affecting the banking system and financial markets. While we do not know all the possible outcomes from these initiatives, we can anticipate that the Company will need to dedicate more resources to ensure compliance with the new legislation and regulations, which may impact profitability.  There can be no assurance as to the actual impact any governmental program will have on the financial markets or our financial condition and results of operations.  We remain active in monitoring these developments and supporting the interests of our shareholders.

Management Strategy

Our Reputation.  Our primary management strategy has been to retain our perceived image as one of the most respected and recognized community banks in Western New York with over 122 years of service to our community.  Our management strives to accomplish this goal by continuing to emphasize our high quality customer service and financial strength.

Branching.  We opened our sixth branch office in Erie County, New York during the second quarter of 2013. This branch is located in Snyder, New York and is our eleventh branch overall. This office had generated $5.6 million of deposits as of March 31, 2014. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield in Chautauqua County, New York and in Depew, East Amherst, Hamburg, Kenmore, Orchard Park and Snyder in Erie County, New York.  Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending.  Historically, our lending portfolio has consisted predominantly of residential one- to four-family mortgage loans. At March 31, 2014 and December 31, 2013, we held $169.2 million and $170.8 million of residential one- to four-family mortgage loans, respectively, which constituted 61.6% and 61.8% of our total loan portfolio, at such respective dates. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At March 31, 2014 and December 31, 2013, our commercial real estate loan portfolio consisted of loans totaling $58.2 million and $58.7 million respectively, or 21.2% and 21.3%, respectively, of total loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At March 31, 2014 and December 31, 2013, our commercial business loan portfolio consisted of loans totaling $13.1 million and $12.6 million, respectively, or 4.8% and 4.6%, respectively, of total loans. Other loan products offered to our customers include home equity lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. We may sell one- to four-family residential loans in the future as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential mortgage loans. One- to four-family residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

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

At March 31, 2014 and December 31, 2013, we had $155.3 million and $158.0 million, respectively, invested in securities available for sale, the majority of which are agency mortgage-backed securities, agency collateralized mortgage obligation securities (“CMOs”) and municipal securities.

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

In management’s opinion, the accounting policy relating to the valuation of investments is a critical accounting policy.  We use a third party vendor to provide independent pricing of the securities in our investment portfolio, with the exception of four securities which are not actively traded.  The third party vendor utilizes public quotations, third party dealer quotes and pricing models.  For the four securities that are not actively trading, the Company utilizes discounted cash flow models to determine fair value pricing.  Thus, the determination of fair value pricing on investments may require significant judgment or estimation, particularly when liquid markets do not exist for the item being valued.  The use of different assumptions for these valuations could produce significantly different results which may have material positive or negative effects on the results of our operations.  Refer to Note 8 of the Notes to Consolidated Financial Statements for more information on fair value.

Management also considers the accounting policy relating to the impairment of investments to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the consolidated results of income.  The credit portion of a decline in the fair market value of investments below cost deemed to be OTTI may be charged to earnings resulting in the establishment of a new cost basis for an asset.  Management continually reviews the current value of its investments for evidence of OTTI.  Refer to Note 3 of the Notes to Consolidated Financial Statements for more information on OTTI.

These critical policies and their application are reviewed periodically by our Audit/Risk Committee and our Board of Directors.  All accounting policies are important, and as such, we encourage the reader to review each of the policies included in the notes to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 to better understand how our financial performance is reported.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2014			March 31, 2013
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$13,081	$1	0.03%	$15,037	$3	0.08%
Securities	159,113	1,232	3.10%	158,753	1,179	2.97%
Loans	275,698	3,305	4.80%	272,079	3,479	5.11%
Total interest-earning assets	447,892	4,538	4.05%	445,869	4,661	4.18%
Other assets	34,758			33,841
Total assets	$482,650			$479,710

Interest-bearing liabilities
Demand & NOW accounts	$44,373	$13	0.12%	$41,298	$12	0.12%
Money market accounts	78,495	69	0.35%	70,146	65	0.37%
Savings accounts	39,841	10	0.10%	37,232	10	0.11%
Time deposits	192,282	665	1.38%	198,567	723	1.46%
Borrowed funds	19,206	44	0.92%	24,890	76	1.22%
Other interest-bearing liabilities	1,134	25	8.82%	1,193	26	8.72%
Total interest-bearing liabilities	375,331	826	0.88%	373,326	912	0.98%
Other non-interest bearing liabilities	40,516			39,046
Stockholders' equity	66,803			67,338
Total liabilities & stockholders' equity	$482,650			$479,710
Net interest income		$3,712			$3,749
Interest rate spread			3.17%			3.20%
Net interest margin			3.32%			3.36%

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

	Three Months Ended March 31, 2014
	Compared to
	Three Months Ended March 31, 2013
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(2)	$-	$(2)
Securities	50	3	53
Loans, including fees	(220)	46	(174)
Total interest-earning assets	(172)	49	(123)

Interest-bearing liabilities:
Demand & NOW accounts	-	1	1
Money market accounts	(3)	7	4
Savings accounts	(1)	1	-
Time deposits	(36)	(22)	(58)
Total deposits	(40)	(13)	(53)

Other interest-bearing liabilities:
Borrowed funds & other	(17)	(16)	(33)

Total interest-bearing liabilities	(57)	(29)	(86)

Total change in net interest income	$(115)	$78	$(37)

Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not re-price as long-term interest rates increase.  As rates rise, we expect loan applications to decrease, prepayment speeds to slow down and the interest rate on our loan portfolio to remain static.  Conversely, a majority of our interest-bearing liabilities have much shorter contractual maturities and are expected to re-price, resulting in increased interest expense.  A significant portion of our deposits have no contractual maturities and are likely to re-price quickly as short-term interest rates increase.  Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan and securities portfolios. An increasing rate environment is expected to cause a decrease in our net interest rate spread and a decrease in our earnings.  In order to mitigate this effect, the Bank’s Asset-Liability Committee is continuing to review its options in relation to core deposit growth, implementation of new products, promotion of adjustable rate commercial loan products and use of derivative products.

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

In the current environment, rates on the lending and investment portfolios have declined significantly, as have rates on deposit products and borrowed funds, which has assisted in keeping our interest rate spread at a moderate level. In the current extended low rate environment, the cost of funding is beginning to fall more slowly than the decline in asset yields, which has resulted in a decreasing net interest margin.

For the three months ended March 31, 2014, the average yields on our loan portfolio and investment portfolio were 4.80% and 3.10%, respectively, in comparison to 5.11% and 2.97%, respectively, for the three months ended March 31, 2013. Overall, the average yield on our interest earning assets decreased by 13 basis points to 4.05% for the three months ended March 31, 2014 in comparison to the three months ended March 31, 2013, primarily due to lower interest income earned on our loan portfolio due to the low interest rate environment, partially offset by higher interest income earned on our investment portfolio due to purchases of longer term municipal bonds in 2013.  For the three months ended March 31, 2014, the average interest rate that we were paying on interest-bearing liabilities decreased by 10 basis points to 0.88% in comparison to the same period in the prior year.  This was partially due to a 30 basis point decrease in the average interest rate paid on our borrowings from 1.22% for the three months ended March 31, 2013 to 0.92% for the three month period ended March 31, 2014 and an 8 basis point decrease in the average interest rate paid on time deposits from 1.46% for the three month period ended March 31, 2013 to 1.38% for the three month period ended March 31, 2014. Our interest rate spread for the three months ended March 31, 2014 and 2013 was 3.17% and 3.20%, respectively.  Our net interest margin was 3.32% and 3.36% for the three months ended March 31, 2014 and 2013, respectively.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets at March 31, 2014 were $488.0 million, an increase of $5.8 million, or 1.2%, from $482.2 million at December 31, 2013.  The increase in total assets was primarily due to a $10.9 million increase in cash and cash equivalents, partially offset by a $2.6 million decrease in securities available for sale, a $1.9 million decrease in loans receivable, net and a $727,000 decrease in other assets.

Cash and cash equivalents increased by $10.9 million, or 63.4%, from $17.2 million at December 31, 2013 to $28.1 million at March 31, 2014.  The increase was primarily attributed to a $5.1 million increase in total deposits, the receipt of pay-downs on the investment and loan portfolios and cash proceeds from the sale of one security, partially offset by cash used to originate loans and paydown borrowings.

Securities available for sale decreased by $2.6 million, or 1.7%, to $155.3 million at March 31, 2014 compared to $158.0 million at December 31, 2013.  The decrease was primarily due to the receipt of $3.5 million in pay-downs on the investment portfolio and the sale of an asset-backed security for $1.5 million during the three month period ended March 31, 2014.  There were no purchases of available for sale securities during the three month period ended March 31, 2014. The decrease was partially offset by a $2.5 million increase in the market value (before taxes) of the securities available for sale portfolio between December 31, 2013 and March 31, 2014 due to a decrease in market interest rates.

Net loans receivable decreased during the three month period ended March 31, 2014 as shown in the table below:

	At March 31,	At December 31,	Change
	2014	2013	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$169,172	$170,793	$(1,621)	(0.9)%
Home equity	31,209	31,675	(466)	(1.5)%
Commercial	58,239	58,746	(507)	(0.9)%
Construction	1,401	936	465	49.7%

Total real estate loans	260,021	262,150	(2,129)	(0.8)%

Other Loans:
Commercial	13,059	12,645	414	3.3%
Consumer	1,395	1,517	(122)	(8.0)%

Total gross loans	274,475	276,312	(1,837)	(0.7)%
Allowance for loan losses	(1,780)	(1,813)	33	1.8%
Net deferred loan costs	2,795	2,846	(51)	(1.8)%

Loans receivable, net	$275,490	$277,345	$(1,855)	(0.7)%

The decrease in net loans receivable was primarily due to a decrease in real estate loans, partially offset by an increase in commercial business loans. As one- to four-family residential real estate loans present additional interest rate risk to our loan portfolio, we remained strategically focused in 2014 on originating adjustable rate commercial real estate and commercial business loans to diversify our asset mix, to take advantage of the opportunities available to serve small businesses in our market area, and to maintain a strong net interest margin. Management continues to look for high quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable and prudent.

Other assets decreased by $727,000, or 32.2%, to $1.5 million as of March 31, 2014 as compared to $2.3 million at December 31, 2013. The decrease was primarily due to a decrease in deferred tax assets due to an adjustment in deferred taxes as a result of an increase in unrealized gains on the securities available for sale portfolio during the first three months of 2014.

The table below shows changes in deposit balances by type of deposit account between March 31, 2014 and December 31, 2013:

	At March 31,	At December 31,	Change
	2014	2013	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$35,251	$34,320	$931	2.7%
Interest bearing	46,249	44,517	1,732	3.9%
Money market	78,579	77,990	589	0.8%
Savings	41,143	38,833	2,310	5.9%
Time deposits	192,115	192,575	(460)	(0.2)%

Total Deposits	$393,337	388,235	5,102	1.3%

The increase in total deposits was primarily due to an increase in all deposit categories except for time deposits. The growth in checking, savings, and money market accounts was the result of the Company’s continued strategic focus on growing core deposits among its retail and commercial customers.

Our borrowings, consisting of advances from the FHLBNY, decreased by $550,000, or 2.8%, from $19.5 million at December 31, 2013 to $19.0 million at March 31, 2014.  Long-term debt decreased $800,000, or 10.2%, from $7.9 million at December 31, 2013 to $7.1 million at March 31, 2014. Short-term borrowings increased $250,000, or 2.1%, from $11.7 million at December 31, 2013 to $11.9 million at March 31, 2014. As long-term debt matured, the Company paid off $550,000 of such debt in order to reduce interest expense, and the remaining proceeds were transferred into short-term borrowings to take advantage of lower interest rates.

Total stockholders’ equity increased by $2.1 million, or 3.3%, from $65.3 million at December 31, 2013 to $67.4 million at March 31, 2014. The increase was primarily due to a $1.5 million increase in unrealized mark to market gains on available for sale securities (after taxes) and net income of $775,000 during the three month period ended March 31, 2014, partially offset by $147,000 in cash dividends paid during the three month period ended March 31, 2014.

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and 2013

General.    Net income was $775,000 for the three months ended March 31, 2014, or $0.14 per diluted share, a decrease of $131,000, or 14.5%, compared to net income of $906,000, or $0.16 per diluted share, for the three months ended March 31, 2013.  The decrease in net income was primarily due to a $135,000 increase in non-interest expense, a $37,000 decrease in net interest income and a $35,000 decrease in non-interest income, partially offset by a $45,000 decrease in provision for loan losses and a $31,000 decrease in income tax expense.

Interest Income.    Interest income decreased by $123,000, or 2.6%, to $4.5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Loan interest income decreased by $174,000, or 5.0%, to $3.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due to a decrease in the average yield of the loan portfolio from 5.11% for the three months ended March 31, 2013 to 4.80% for the three months ended March 31, 2014. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off, as a result of the current low interest rate environment. The average balance of the loan portfolio increased $3.6 million, or 1.3%, from $272.1 million for the three months ended March 31, 2013 to $275.7 million for the three months ended March 31, 2014. The increase in the average balance of loans receivable was primarily due to an increase in the average balance of one- to four-family real estate loans, commercial real estate loans and home equity loans, partially offset by a decrease in the average balance of commercial business loans. Investment interest income increased by $53,000, or 4.5%, to $1.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due to an increase in the average yield on investments from 2.97% for the three months ended March 31, 2013 to 3.10% for the three months ended March 31, 2014. The average yield on the investment portfolio increased due to the purchase of higher yielding investments during the second half of 2013. The average balance of the investment portfolio increased from $158.8 million for the three months ended March 31, 2013 to $159.1 million for the three months ended March 31, 2014.

Interest Expense.  Interest expense decreased $86,000, or 9.4% for the three months ended March 31, 2014 to $826,000 compared to $912,000 for the three months ended March 31, 2013.   Interest expense on deposits decreased by $53,000, or 6.5%, to $757,000 for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013 primarily due to the decrease in the average rate paid on deposits and a shift in the deposit mix, resulting in a larger percentage of the deposit portfolio consisting of low cost core deposits. The average balance of deposits for the three months ended March 31, 2014 was $355.0 million with an average rate of 0.85% compared to the average balance of deposits of $347.2 million and an average rate of 0.93% for the three months ended March 31, 2013. The decrease in the average rate paid on deposits was due to the continued low interest rate environment during the first three months of 2014. The interest expense related to advances from the FHLBNY decreased $32,000, or 42.1%, to $44,000 for the three months ended

March 31, 2014 when compared to the three months ended March 31, 2013. This decrease was due to a $5.7 million decrease in average FHLBNY advance balances and a 30 basis point decline in the average rate paid on FHLBNY advances when comparing the three months ended March 31, 2014 with the three months ended March 31, 2013. The decrease in the average FHLBNY advance balances was a result of the Company’s decision to utilize excess cash obtained from loan and security prepayments to pay down long-term borrowings. The low interest rate environment caused the average rate paid on borrowings to decrease.

Provision for Loan Losses.    A provision to the allowance for loan losses was not recorded during the three month period ended March 31, 2014, as compared to a provision of $45,000 during the three month period ended March 31, 2013. Net charge-offs were $33,000 for the three month period ended March 31, 2014 compared to $17,000 for the three month period ended March 31, 2013. Our non-performing loans increased to $5.3 million, or 1.91% of total loans, at March 31, 2014 as compared to $2.5 million, or 0.93% of total loans, at March 31, 2013. The increase in the non-performing loans at March 31, 2014 was primarily due to the addition of two non-performing commercial real estate loans with a total outstanding balance of $2.3 million.

During the three months ended March 31, 2014, the Company recorded a $54,000 provision for loan losses on one- to four-family loans and home equity loans as part of its review of certain environmental factors used to qualitatively assess inherent losses in the loan portfolio. Management concluded that an adjustment was necessary to account for the potential economic impact of recently announced company closings within the Chautauqua County market area.  An  $11,000 provision for loan losses was recorded on consumer loans as part of management’s review of the historical losses relating to these types of loans.  The Company determined an adjustment for loan losses was necessary due to an increase in historical average net charge-offs over the last three years. These provisions for loan losses were offset by a $71,000 credit for loan losses on commercial real estate and commercial business loans during the three months ended March 31, 2014, primarily due to  a review of the historical losses relating to these types of loans.  The Company determined an adjustment for loan losses was necessary due to a decrease in historical average net charge-offs over the last four years. During the three months ended March 31, 2014, the Company recorded an unallocated provision for loan losses of $6,000. This unallocated provision reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

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

Refer to Note 4 of the Notes to the Consolidated Financial Statements for details on the methodology of the provision for loan losses.

Non-interest Income.    Non-interest income decreased $35,000, or 6.8%, to $480,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily due to a $98,000 loss on the sale of one asset backed security during the three months ended March 31, 2014.  This decrease was partially offset by an $83,000 recovery on a previously impaired security. Earnings on bank owned life insurance decreased $17,000, or 21.2%, for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013,  due to declining yields.

Non-interest Expenses.  Non-interest expenses increased $135,000, or 4.4%, from $3.1 million for the three months ended March 31, 2013 to $3.2 million for the three months ended March 31, 2014.  The increases were primarily due to increases in salaries and employee benefit expenses and occupancy and equipment expenses in first quarter of 2014.  Salaries and employee benefits expense increased $101,000, or 6.5%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was primarily due to increased staffing for our newest branch office in Snyder, NY, which opened in April 2013 and annual salary increases. Occupancy and equipment expense increased $67,000, or 13.6%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to increases in software maintenance costs, utilities, property taxes, maintenance and repairs of buildings and equipment and the opening of the Snyder branch office in the second quarter of 2013. Data processing expenses increased $26,000, or 16.6%, during the three months ended March 31, 2014 primarily due to the costs associated with the implementation of new mobile banking, online banking and loan origination technology and related software as well as consulting fees related to the  negotiation of our core processing contract. Other expenses decreased $31,000, or 9.9%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013,  primarily due to decreased expenses for foreclosed properties.

Income Tax Expense.  Income tax expense decreased by $31,000, or 14.8%, from $210,000 for the three months ended March 31, 2013 to $179,000 for the three months ended March 31, 2014. The decrease was primarily due to the decrease in income during the three months ended March 31, 2014. The effective tax rate was 18.80% for the three months ended March 31, 2014 and 2013.

Loans Past Due and Non-performing Assets.  We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $5.8 million, or 1.20% of total assets, at March 31, 2014 and $5.2 million, or 1.08% of total assets, at December 31, 2013.

The following table presents information regarding our non‑accrual loans, accruing loans delinquent 90 days or more, foreclosed real estate and performing loans classified as troubled debt restructurings as of the dates indicated.

	At March 31,	At December 31,
	2014	2013
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$-	$79
Home equity	-	2
Commercial	-	-
Construction	-	-
Other loans:
Commercial	15	-
Consumer	9	-
Total	$24	$81
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,319	$2,145
Home equity	301	325
Commercial	2,538	1,911
Construction	-	-
Other loans:
Commercial	77	137
Consumer	4	7
Total non-accrual loans	5,239	4,525
Total non-performing loans	5,263	4,606
Foreclosed real estate	577	581
Total non-performing assets	$5,840	$5,187
Ratios:
Non-performing loans as a percent of net loans:	1.91%	1.66%
Non-performing assets as a percent of total assets:	1.20%	1.08%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Residential, one- to four-family	$44	$48
Performing loans
Residential, one- to four-family	$143	$144
Home equity	4	4

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of year:	$1,813	$1,806
Provision for loan losses	-	45
Charge-offs:
Real estate loans:
Residential, one- to four-family	(17)	-
Home equity	(13)	-
Commercial	-	-
Construction	-	-
Other loans:
Commercial	(4)	(20)
Consumer	(7)	(4)
Total charge-offs	(41)	(24)
Recoveries:
Real estate loans:
Residential, one- to four-family	-	-
Home equity	-	-
Commercial	-	5
Construction	-	-
Other loans:
Commercial	-	2
Consumer	8	-
Total recoveries	8	7

Net charge-offs	(33)	(17)

Balance at end of period	$1,780	$1,834

Average loans outstanding	$275,698	$272,079
Allowance for loan losses as a percent of total net loans	0.65%	0.67%
Allowance for loan losses as a percent of non-performing loans	33.82%	72.52%
Ratio of net charge-offs to average loans outstanding(1)	0.05%	0.02%

(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the lending and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest earning deposits at other financial institutions and funds provided from operations.  We have a written agreement with the Federal Home Loan Bank of New York, which allows us to borrow up to $124.8 million as of March 31, 2014, and is collateralized by a pledge of certain fixed-rate residential, one- to four-family real estate loans.  At March 31, 2014, we had outstanding advances under this agreement of $19.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.6 million and a fair value of $11.2 million as of March 31, 2014. There were no balances outstanding with the Federal Reserve Bank at March 31, 2014. We also have established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million is required to be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of March 31, 2014.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the three months ended March 31, 2014, we originated loans of approximately $7.5 million in comparison to approximately $9.8 million of loans originated during the three months ended March 31, 2013.  We did not purchase any investment securities in the three months ended March 31, 2014 as compared to $10.7 million of purchases in the three months ended March 31, 2013.

At March 31, 2014, we had loan commitments to borrowers of approximately $6.2 million and overdraft lines of protection and unused home equity lines of credit of approximately $29.0 million. Total deposits were $393.3 million at March 31, 2014, as compared to $384.3 million at March 31, 2013.  Time deposit accounts scheduled to mature within one year were $79.1 million at March 31, 2014.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures during the remainder of 2014.  We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than loan commitments as described in Note 6 in the Notes to our Consolidated Financial Statements and the borrowing agreements noted above.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended March 31, 2014:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

January 1 through January 31, 2014	5,000	$12.30	5,000	56,510
February 1 through February 28, 2014	-	-	-	56,510
March 1 through March 31, 2014	-	-	-	56,510
Total	5,000	$12.30	5,000	56,510

______________

(1)   On November 17, 2010,  our Board of Directors approved a  stock repurchase plan pursuant to which we can repurchase up to 116,510 shares of our outstanding common stock. This amount represented 5% of our outstanding stock not owned by the MHC as of November 23, 2010. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

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

LAKE SHORE BANCORP, INC.
(Registrant)

May 13, 2014	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2014	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)