Form 10-Q
period 2014-06-30
LAKE SHORE BANCORP, INC.
filed 2014-08-13
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 5,914,353 shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 1, 2014.

PART I

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2014	2013
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,005	$7,748
Interest earning deposits	28,819	2,321
Federal funds sold	5,149	7,133
Cash and Cash Equivalents	40,973	17,202
Securities available for sale	144,439	157,964
Federal Home Loan Bank stock, at cost	1,549	1,560
Loans receivable, net of allowance for loan losses 2014 $1,773; 2013 $1,813	276,559	277,345
Premises and equipment, net	9,597	9,642
Accrued interest receivable	1,708	1,787
Bank owned life insurance	14,532	14,407
Other assets	1,255	2,260

Total Assets	$490,612	$482,167

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$357,935	$353,915
Non-interest bearing	34,858	34,320
Total Deposits	392,793	388,235
Short-term borrowings	-	11,650
Long-term debt	18,950	7,850
Advances from borrowers for taxes and insurance	3,361	3,454
Other liabilities	6,474	5,707
Total Liabilities	$421,578	$416,896

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,619,203 shares issued and 5,914,353 shares outstanding at June 30, 2014 and 6,619,203 shares issued and 5,915,835 shares outstanding at December 31, 2013	$66	$66
Additional paid-in capital	28,050	28,039
Treasury stock, at cost (704,850 shares at June 30, 2014 and 703,368 shares at December 31, 2013)	(6,617)	(6,588)
Unearned shares held by ESOP	(1,833)	(1,876)
Unearned shares held by compensation plans	(509)	(499)
Retained earnings	47,004	45,624
Accumulated other comprehensive income	2,873	505
Total Stockholders' Equity	69,034	65,271
Total Liabilities and Stockholders' Equity	$490,612	$482,167

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,365	$3,456	$6,670	$6,935
Investment securities, taxable	630	676	1,332	1,375
Investment securities, tax-exempt	529	484	1,059	964
Other	3	5	4	8
Total Interest Income	4,527	4,621	9,065	9,282

Interest Expense
Deposits	748	806	1,505	1,616
Short-term borrowings	8	13	20	26
Long-term debt	48	52	80	115
Other	26	26	51	52
Total Interest Expense	830	897	1,656	1,809

Net Interest Income	3,697	3,724	7,409	7,473

Provision for Loan Losses	-	-	-	45

Net Interest Income after Provision for Loan Losses	3,697	3,724	7,409	7,428

Non-Interest Income
Service charges and fees	410	420	806	813
Earnings on bank owned life insurance	64	71	125	149
Gain on sale of securities available for sale	157	-	59	-
Recovery on previously impaired investment securities	18	-	101	-
Other	21	24	59	68
Total Non-Interest Income	670	515	1,150	1,030

Non-Interest Expenses
Salaries and employee benefits	1,591	1,578	3,254	3,140
Occupancy and equipment	558	497	1,117	989
Professional services	343	396	658	746
Data processing	194	160	377	317
Advertising	169	173	268	264
FDIC Insurance	70	66	141	130
Postage and supplies	66	62	133	137
Other	278	327	559	639
Total Non-Interest Expenses	3,269	3,259	6,507	6,362

Income before Income Taxes	1,098	980	2,052	2,096

Income Tax Expense	199	180	378	390
Net Income	$899	$800	$1,674	$1,706

Basic earnings per common share	$0.16	$0.14	$0.29	$0.30
Diluted earnings per common share	$0.16	$0.14	$0.29	$0.30
Dividends declared per share	$0.07	$0.07	$0.14	$0.14

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income/(Loss)

	Three Months Ended June 30,
	2014	2013
	(Unaudited)
	(Dollars in thousands)

Net Income	$899	$800

Other Comprehensive Income (Loss), net of tax (expense) benefit
Unrealized holding gains (losses) on securities available for sale, net of tax (expense) benefit 2014 $(594); 2013 $1,830	940	(2,901)

Reclassification adjustments related to:
Recovery on previously impaired investment securities, net of tax expense 2014 $7	(11)	-
Net gain on sale of securities included in net income, net of tax expense 2014 $61	(96)	-
Total Other Comprehensive Income (Loss)	833	(2,901)

Total Comprehensive Income (Loss)	$1,732	$(2,101)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
	(Dollars in thousands)

Net Income	$1,674	$1,706

Other Comprehensive Income (Loss), net of tax (expense) benefit
Unrealized holding gains (losses) on securities available for sale, net of tax (expense) benefit 2014 $(1,557); 2013 $2,320	2,466	(3,677)

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense $39	(62)	-
Net gain on sale of securities included in net income, net of tax expense 2014 $23	(36)	-
Total Other Comprehensive Income (Loss)	2,368	(3,677)

Total Comprehensive Income (Loss)	$4,042	$(1,971)

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2014 and 2013 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(In thousands, except share and per share data)
Balance - January 1, 2013	$66	$27,973	$(6,469)	$(1,961)	$(553)	$42,468	$5,461	$66,985
Net income	-	-	-	-	-	1,706	-	1,706
Other comprehensive loss, net of tax benefit of $2,320	-	-	-	-	-	-	(3,677)	(3,677)
Stock options exercised (506 shares)	-	4	-		-	-	-	4
ESOP shares earned (3,968 shares)	-	1	-	43	-	-	-	44
Stock based compensation	-	4	-	-	-	-	-	4
Compensation plan shares earned (2,000 shares)	-	(4)	-	-	27	-	-	23
Cash dividends declared ($0.14 per share)	-	-	-	-	-	(294)	-	(294)
Balance - June 30, 2013	$66	$27,978	$(6,469)	$(1,918)	$(526)	$43,880	$1,784	$64,795

Balance - January 1, 2014	$66	$28,039	$(6,588)	$(1,876)	$(499)	$45,624	$505	65,271
Net income	-	-	-	-	-	1,674	-	1,674
Other comprehensive income, net of tax expense of $1,495	-	-	-	-	-	-	2,368	2,368
ESOP shares earned (3,968 shares)	-	6	-	43	-	-	-	49
Stock based compensation	-	2	-	-	-	-	-	2
Compensation shares granted (3,518 shares)	-	-	33	-	(33)	-	-	-
Compensation plan shares earned (1,942 shares)	-	3	-	-	23	-	-	26
Purchase of treasury stock, at cost (5,000 shares)	-	-	(62)	-	-	-	-	(62)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	(294)	-	(294)
Balance - June 30, 2014	$66	$28,050	$(6,617)	$(1,833)	$(509)	$47,004	$2,873	$69,034

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014		2013
		(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,674		$1,706
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	147		293
Amortization of deferred loan costs	217		255
Provision for loan losses	-		45
Recovery on previously impaired investment securities	(101)		-
Net gain on sale of investment securities	(59)		-
Originations of loans held for sale	(112)		(588)
Proceeds from sales of loans held for sale	112		588
Depreciation and amortization	366		338
Increase in bank owned life insurance, net	(125)		(149)
ESOP shares committed to be released	49		44
Stock based compensation expense	28		27
Decrease in accrued interest receivable	79		18
Decrease in other assets	156		406
Increase (decrease) in other liabilities	187		(564)
Net Cash Provided by Operating Activities	2,618		2,419

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	10,337		1,410
Maturities, prepayments and calls	7,063		16,248
Purchases	-		(17,097)
Purchases of Federal Home Loan Bank Stock	(351)		-
Redemptions of Federal Home Loan Bank Stock	362		148
Loan origination and principal collections, net	504		2,536
Additions to premises and equipment	(321)		(577)
Net Cash Provided by Investing Activities	17,594		2,668

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,558		14,549
Net decrease in advances from borrowers for taxes and insurance	(93)		(103)
Net (decrease) increase in short term borrowings	(11,650)		1,950
Proceeds from issuance of long-term debt	15,200		1,750
Repayment of long-term debt	(4,100)		(6,600)
Proceeds from stock options exercised	-		4
Purchase of treasury stock	(62)		-
Cash dividends paid	(294)		(294)
Net Cash Provided by Financing Activities	3,559		11,256
Net Increase in Cash and Cash Equivalents	23,771		16,343

CASH AND CASH EQUIVALENTS - BEGINNING	17,202		19,765

CASH AND CASH EQUIVALENTS - ENDING	$40,973		$36,108

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,648		$1,830
Income taxes paid	$285		$711

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$79		$228

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Operations and Basis of Presentation

Lake Shore Bancorp, Inc. (the “Company,” “us,” “our,” or “we”) was formed on April 3, 2006 to serve as the stock holding company for Lake Shore Savings Bank (“the Bank”) as part of the Bank’s conversion and reorganization from a New York-chartered mutual savings and loan association to the federal mutual holding company form of organization.

The interim consolidated financial statements include the accounts of the Company and the Bank, its wholly owned subsidiary.  All intercompany accounts and transactions of the consolidated subsidiary have been eliminated in consolidation.

The interim financial statements included herein as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The consolidated results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2014.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of June 30, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will identify the contract(s) with a customer (step 1), identify the performance obligations in the contract (step 2), determine the transaction price (step 3), allocate the transaction price to the performance obligations in the contract (step 4), and recognize revenue when (or as) the entity satisfies a performance obligation (step 5). ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. ASU 2014-09 requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. Early application is not permitted. The Company has not yet determined the impact the adoption of ASU 2014-09 will have on its financial condition and results of operations.

In June 2014 the FASB issued ASU 2014-12, “Compensation – Stock Compensation (“Topic 718”): “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The update requires that a performance target be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for the reporting periods beginning after December 15, 2015. Management does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements or results of operations.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (“Topic 860”): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”), which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. It also requires additional disclosures about repurchase agreements and other similar transactions. The amendments in ASU 2014-11 and disclosure for certain transactions accounted for as a sale are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Earlier application is prohibited. The adoption of ASU 2014-11 is not expected to have a material impact on the Company’s financial condition and results of operations.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,837	$1,372	$-	$14,209
Municipal bonds	57,178	2,907	(109)	59,976
Mortgage-backed securities:
Collateralized mortgage obligations-private label	69	-	-	69
Collateralized mortgage obligations-government sponsored entities	56,534	362	(839)	56,057
Government National Mortgage Association	572	46	-	618
Federal National Mortgage Association	7,859	375	(11)	8,223
Federal Home Loan Mortgage Corporation	2,853	117	-	2,970
Asset-backed securities-private label	1,706	530	(132)	2,104
Asset-backed securities-government sponsored entities	123	4	-	127
Equity securities	22	64	-	86
	$139,753	$5,777	$(1,091)	$144,439

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,857	$991	$-	$13,848
Municipal bonds	57,199	1,385	(540)	58,044
Mortgage-backed securities:
Collateralized mortgage obligations-private label	77	4	-	81
Collateralized mortgage obligations-government sponsored entities	63,840	362	(1,577)	62,625
Government National Mortgage Association	2,153	66	-	2,219
Federal National Mortgage Association	11,452	318	(136)	11,634
Federal Home Loan Mortgage Corporation	5,774	117	(75)	5,816
Asset-backed securities-private label	3,637	618	(757)	3,498
Asset-backed securities-government sponsored entities	130	4	-	134
Equity securities	22	43	-	65
	$157,141	$3,908	$(3,085)	$157,964

All of our collateralized mortgage obligations are backed by residential mortgages.

At June 30, 2014 and at December 31, 2013, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At June 30, 2014 and December 31, 2013, thirty-one municipal bonds with a cost of $10.6 million and fair value of $11.3 million and $11.1 million,  respectively, were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at June 30, 2014, six municipal bonds with a cost and fair value of $1.5 million, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2013, five municipal bonds with a cost and fair value of $1.1 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
June 30, 2014
Municipal bonds	$-	$-	$2,423	$(109)	$2,423	$(109)
Mortgage-backed securities	3,394	(25)	28,285	(825)	31,679	(850)
Asset-backed securities -private label	-	-	1,573	(132)	1,573	(132)

	$3,394	$(25)	$32,281	$(1,066)	$35,675	$(1,091)

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2013
Municipal bonds	$14,052	$(540)	$-	$-	$14,052	$(540)
Mortgage backed securities	41,094	(1,267)	12,768	(521)	53,862	(1,788)
Asset-backed securities -private label	-	-	2,794	(757)	2,794	(757)

	$55,146	$(1,807)	$15,562	$(1,278)	$70,708	$(3,085)

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

At June 30, 2014, the Company’s investment portfolio included four mortgage-backed securities in the “unrealized losses less than twelve months” category. The mortgage-backed securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, and the mortgage-backed securities were issued by government sponsored enterprises.  The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

At June 30, 2014, the Company had ten municipal bonds, twenty four mortgage-backed securities and two private label asset-backed securities in the “unrealized losses twelve months or more” category.

The ten municipal bonds and twenty four mortgage-backed securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The two private label asset-backed securities in this category were evaluated further for OTTI, as the probability of default is high and the Company’s analysis indicated a possible loss of principal.

The following table provides additional information relating to these private label asset-backed securities as of June 30, 2014 (dollars in thousands):

							Foreclosure/
			Unrealized	Lowest	Delinquent %		OREO/
Security	Book Value	Fair Value	Loss	Rating	Over 60 days	Over 90 days	Bankruptcy %	OREO%
1	$981	884	$(97)	CCC	23.40%	22.50%	12.40%	0.70%
2	724	689	(35)	CCC	17.40%	16.10%	6.00%	0.90%
Total	$1,705	$1,573	$(132)

The two private label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these two private label asset-backed securities occurred due to the ongoing challenges in the economic environment and increased levels of delinquency trends in the underlying loan pools. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the securities listed above did not reflect the need to record an OTTI charge against earnings during the six months ended June 30, 2014. The estimated discounted cash flows for these securities did not show an additional principal loss under various prepayment and default rate scenarios. Management concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of June 30, 2014. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-value ratios and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of June 30, 2014 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive income (loss), net of tax on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of earnings:

	For The Six Months Ended June 30,	For The Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Beginning balance	$1,318	$1,155
Additions:
Credit loss not previously recognized	-	-
Reductions:
Realized loss on sale of security on OTTI previously recognized	(282)	-
Losses realized during the period on OTTI previously recognized	(3)	(9)
Receipt of cash flows on previously recorded OTTI	(101)	-
Ending balance	$932	$1,146

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
June 30, 2014:
After one year through five years	$597	$650
After five years through ten years	30,186	32,420
After ten years	39,232	41,115
Mortgage-backed securities	67,887	67,937
Asset-backed securities	1,829	2,231
Equity securities	22	86
	$139,753	$144,439

The Company sold one private-label asset-backed security and six mortgage-backed securities during the six months ended June 30, 2014, for total proceeds of $10.3 million, resulting in gross realized gains of $274,000 and gross realized losses of $215,000. During the six months ended June 30, 2013, the Company did not sell any securities available for sale. During the six months ended June 30, 2013, the Company received a $1.4 million settlement related to the sale of available for sale securities in the fourth quarter of 2012.

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

The following tables summarize the activity in the allowance for loan losses for the three and six months ended June 30, 2014 and 2013 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of June 30, 2014.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2013
Allowance for Loan Losses:
Balance – April 1, 2013	$527	$73	$989	$-	$221	$21	$3	$1,834
Charge-offs	-	-	-	-	(10)	(13)	-	(23)
Recoveries	8	4	-	-	-	-	-	12
Provision (Credit)	(81)	(36)	93	-	15	(3)	12	-
Balance – June 30, 2013	$454	$41	$1,082	$-	$226	$5	$15	$1,823

Balance – January 1, 2013	$393	$79	$1,118	$-	$202	$14	$-	$1,806
Charge-offs	-	-	-	-	(30)	(17)	-	(47)
Recoveries	8	4	5	-	2	-	-	19
Provision (Credit)	53	(42)	(41)	-	52	8	15	45
Balance – June 30, 2013	$454	$41	$1,082	$-	$226	$5	$15	$1,823

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2014
Allowance for Loan Losses:
Balance – April 1, 2014	$360	$99	$1,052	$-	$195	$21	$53	$1,780
Charge-offs	-	-	-	-	-	(11)	-	(11)
Recoveries	2	-	-	-	-	2	-	4
Provision (Credit)	(17)	(2)	(3)	-	1	10	11	-
Balance – June 30, 2014	$345	$97	$1,049	$-	$196	$22	$64	$1,773

Balance – January 1, 2014	$355	$80	$1,104	$-	$218	$9	$47	$1,813
Charge-offs	(17)	(13)	-	-	(4)	(18)	-	(52)
Recoveries	2	-	-	-	-	10	-	12
Provision (Credit)	5	30	(55)	-	(18)	21	17	-
Balance – June 30, 2014	$345	$97	$1,049	$-	$196	$22	$64	$1,773
Ending balance: individually evaluated for impairment	$-	-	125	-	5	-	-	$130
Ending balance: collectively evaluated for impairment	$345	$97	$924	$-	$191	$22	$64	$1,643

Gross Loans Receivable (1):
Ending balance	$167,668	$32,035	$58,431	$1,972	$13,785	$1,587	$-	$275,478
Ending balance: individually evaluated for impairment	$216	$11	$2,611	$-	$11	$-	$-	$2,849
Ending balance: collectively evaluated for impairment	$167,452	$32,024	$55,820	$1,972	$13,774	$1,587	$-	$272,629

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,773) or deferred loan costs of $2,854.

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class as of December 31, 2013:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2013
Allowance for Loan Losses:
Balance – December 31, 2013	$355	$80	$1,104	$-	$218	$9	$47	$1,813
Ending balance: individually evaluated for impairment	$-	-	125	-	-	-	-	$125
Ending balance: collectively evaluated for impairment	$355	$80	$979	$-	$218	$9	$47	$1,688

Gross Loans Receivable (1):
Ending Balance	$170,793	$31,675	$58,746	$936	$12,645	$1,517	$-	$276,312
Ending balance: individually evaluated for impairment	$177	$4	$2,458	$-	$9	$-	$-	$2,648
Ending balance: collectively evaluated for impairment	$170,616	$31,671	$56,288	$936	$12,636	$1,517	$-	$273,664

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,813) or deferred loan costs of $2,846.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
				For the Six Months Ended
	At June 30, 2014			June 30, 2014
With no related allowance recorded:
Residential, one- to four-family	$216	$216	$-	$219	$8
Home equity	11	11	-	11	-
Commercial real estate	2,000	2,000	-	1,996	3
Commercial loans	5	5	-	6	-
With an allowance recorded:
Commercial real estate	611	611	125	593	30
Commercial loans	6	6	5	7	-
Total	$2,849	$2,849	$130	$2,832	$41

				For the Year Ended
	At December 31, 2013			December 31, 2013
With no related allowance recorded:
Residential, one- to four-family	$177	$177	$-	$189	$11
Home equity	4	4	-	5	-
Commercial real estate	1,911	1,911	-	1,969	80
Commercial loans	9	9	-	69	4
With an allowance recorded:
Commercial real estate	547	547	125	656	55
Commercial loans	-	-	-	44	-
Total	$2,648	$2,648	$125	$2,932	$150

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
June 30, 2014:
Real Estate Loans:
Residential, one- to four-family	$1,042	$625	$830	$2,497	$165,171	$167,668	$2,254
Home equity	321	37	111	469	31,566	32,035	283
Commercial	21	88	1,912	2,021	56,410	58,431	2,611
Construction	-	-	-	-	1,972	1,972	-
Other Loans:
Commercial	-	-	37	37	13,748	13,785	80
Consumer	12	5	10	27	1,560	1,587	3
Total	$1,396	$755	$2,900	$5,051	$270,427	$275,478	$5,231

December 31, 2013:
Real Estate Loans:
Residential, one- to four-family	$1,629	$825	$880	$3,334	$167,459	$170,793	$2,145
Home equity	326	32	156	514	31,161	31,675	325
Commercial	43	-	1,911	1,954	56,792	58,746	1,911
Construction	-	-	-	-	936	936	-
Other Loans:
Commercial	50	-	41	91	12,554	12,645	137
Consumer	18	1	4	23	1,494	1,517	7
Total	$2,066	$858	$2,992	$5,916	$270,396	$276,312	$4,525

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the six month period ended June 30, 2014 and 2013 was $71,000 and $62,000, respectively.

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

Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are classified.

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of June 30, 2014 and December 31, 2013:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
June 30, 2014
Real Estate Loans:
Residential, one- to four-family	$165,151	$-	$2,517	$-	$-	$167,668
Home equity	31,665	-	346	24	-	32,035
Commercial	52,237	3,174	2,409	611	-	58,431
Construction	1,972	-	-	-	-	1,972
Other Loans:
Commercial	13,401	218	166	-	-	13,785
Consumer	1,583	-	3	1	-	1,587
Total	$266,009	$3,392	$5,441	$636	$-	$275,478

December 31, 2013
Real Estate Loans:
Residential, one- to four-family	$168,018	$-	$2,775	$-	$-	$170,793
Home equity	31,253	-	387	35	-	31,675
Commercial	53,136	2,743	2,320	547	-	58,746
Construction	936	-	-	-	-	936
Other Loans:
Commercial	12,080	347	218	-	-	12,645
Consumer	1,512	-	1	-	4	1,517
Total	$266,935	$3,090	$5,701	$582	$4	$276,312

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At June 30, 2014
Real Estate Loans:
Residential, one- to four-family	5	$229	1	$43	4	$186	-	$-
Home equity	2	11	-	-	2	11	-	-
Total	7	$240	1	$43	6	$197	-	$-

At December 31, 2013
Real Estate Loans:
Residential, one- to four-family	4	$192	1	$48	3	$144	1	$48
Home equity	1	4	-	-	1	4	-	-
Total	5	$196	1	$48	4	$148	1	$48

The following tables detail the activity in loans which were first deemed to be TDRs during the three and six months ended June 30, 2014 and 2013.

	For The Three Months Ended June 30,
	2014			2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$46	$46	4	$208	$208
Home equity	1	6	6	1	5	5
Total	2	$52	$52	5	$213	$213

	For The Six Months Ended June 30,
	2014			2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$46	$46	4	$208	$208
Home equity	1	6	6	1	5	5
Total	2	$52	$52	5	$213	$213

No additional loan commitments were outstanding to these borrowers at June 30, 2014 and at December 31, 2013.

Some loan modifications classified as TDRs may not ultimately result in full collection of principal and interest, as modified, which may result in potential losses. These potential losses have been factored into our overall estimate of the allowance for loan losses. The impact on the allowance was immaterial.

Note 5 – Earnings per Share

Earnings per share was calculated for the three and six months ended June 30, 2014 and 2013, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), unearned shares held by the 2006 Recognition and Retention Plan (“RRP”), and the 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2014	2013
Numerator – net income	$899,000	$800,000
Denominator:
Basic weighted average shares outstanding	5,705,996	5,701,724
Increase in weighted average shares outstanding due to:
Stock options	28,193	19,548
Diluted weighted average shares outstanding	5,734,189	5,721,272

Earnings per share:
Basic	$0.16	$0.14
Diluted	$0.16	$0.14

	Six Months Ended June 30,
	2014	2013
Numerator – net income	$1,674,000	$1,706,000
Denominator:
Basic weighted average shares outstanding	5,702,680	5,700,657
Increase in weighted average shares outstanding due to:
Stock options	28,305	7,550
Diluted weighted average shares outstanding	5,730,985	5,708,207

Earnings per share:
Basic	$0.29	$0.30
Diluted	$0.29	$0.30

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

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	June 30,	December 31,
	2014	2013
	(Dollars in thousands)

Commitments to grant loans	$6,114	$8,420
Unfunded commitments under lines of credit	$28,320	$28,430

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At June 30, 2014 and December 31, 2013, the Company’s fixed rate loan commitments totaled $3.4 million and $6.2 million, respectively. The range of interest rates on these fixed rate commitments was 4.25% to 6.25% at June 30, 2014.

Note 7 – Stock-based Compensation

As of June 30, 2014, the Company had four stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $39,000 and $33,000 for the three months ended June 30, 2014 and 2013, respectively. The compensation cost that has been recorded for the six months ended June 30, 2014 and 2013, respectively was $69,000 and $65,000.

2006 Stock Option Plan

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

A summary of the status of the Stock Option Plan as of June 30, 2014 and 2013 is presented below:

	June 30, 2014			June 30, 2013
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	230,106	$11.05		236,809	$11.05
Granted	-	-		-	-
Exercised	-	-		(506)	$8.01
Forfeited	-	-		-	-
Outstanding at end of period	230,106	$11.05	2 years	236,303	$11.05	3 years

Options exercisable at end of period	226,551	$11.10	2 years	227,043	$11.18	3 years

Fair value of options granted		-			-

:

At June 30, 2014, stock options outstanding had an intrinsic value of $323,000 and 60,753 options remained available for grant under the Stock Option Plan.  Compensation expense amounted to $1,000 for the quarter ended June 30, 2014 and $2,000 for the quarter ended June 30, 2013. Compensation expense amounted to $2,000 for the six months ended June 30, 2014 and $4,000 for the six months ended June 30, 2013. At June 30, 2014, $2,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 6 months.

2006 Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s stockholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

Awards vest at a rate of 20% per year.  As of June 30, 2014 there were 80,734 shares vested or distributed to eligible participants under the RRP.  Compensation expense related to the RRP amounted to $5,000 for the quarter ended June 30, 2014 and $8,000 for the quarter ended June 30, 2013. Compensation expense related to the RRP amounted to $10,000 for the six months ended June 30, 2014 and $17,000 for the six months ended June 30, 2013. At June 30, 2014, $13,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 36 months.

A summary of the status of unvested shares under the RRP for the six months ended June 30, 2014 and 2013 is as follows:

	2014	Weighted Average Grant Price	2013	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	6,595	$7.99	10,630	$7.98
Granted	-	-
Vested	(3,975)	7.93	(3,975)	7.93
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	2,620	$8.08	6,655	$8.01

2012 Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (the “EIP”), which was approved by the Company’s stockholders on May 23, 2012, permits the grant of restricted stock awards, incentive stock options or non-qualified stock options to employees and non-employee directors for up to 200,000 shares of common stock. As required by federal regulations, awards were not permitted to be made under the EIP until Federal Reserve Board approval was obtained. On April 24, 2014, the Company received the approval of the Federal Reserve Bank of Philadelphia to begin making awards under the EIP. On May 21, 2014, the Board of Directors granted 3,518 restricted stock awards (“awards”) under the EIP to non-employee directors. The awards will be 100% vested in December 2014.

A summary of the status of unvested shares under the EIP for the six months ended June 30, 2014 is as follows:

	2014	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	-	$-
Granted	3,518	12.28
Vested	-	-
Forfeited	-	-
Unvested shares outstanding at end of period	3,518	$12.28

Compensation expense related to the EIP amounted to $8,000 for the three and six months ended June 30, 2014. At June 30, 2014, $35,000 of unrecognized compensation cost related to unvested awards is expected to be recognized over a period of six months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and the Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of June 30, 2014, the balance of the loan to the ESOP was $1.9 million and the fair value of unallocated shares was $2.2 million.  As of June 30, 2014, there were 51,670 allocated shares and 174,569 unallocated shares compared to 46,785 allocated shares and 182,504 unallocated shares at June 30, 2013. The ESOP compensation expense was $25,000 for the quarter ended June 30, 2014 and $23,000 for the quarter ended June 30, 2013, based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $49,000 for the six months ended June 30, 2014, and $44,000 for the six months ended June 30, 2013 based on 3,968 shares earned in each of those quarters.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2014 and December 31, 2013 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013 were as follows:

	Fair Value Measurements at June 30, 2014
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$14,209	$14,209	$-	$-
Municipal bonds	59,976	-	59,976	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	69	-	69	-
Collateralized mortgage obligations-government sponsored entities	56,057	-	56,057	-
Government National Mortgage Association	618	-	618	-
Federal National Mortgage Association	8,223	-	8,223	-
Federal Home Loan Mortgage Corporation	2,970	-	2,970	-
Asset-backed securities:
Private label	2,104	-	-	2,104
Government sponsored entities	127	-	127	-
Equity securities	86	-	86	-
Total	$144,439	$14,209	$128,126	$2,104

Measured at fair value on a non-recurring basis:
Impaired loans	$699	$-	$-	$699
Foreclosed real estate	583	-	-	583

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the six months ended June 30, 2014.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the six months ended June 30, 2014 and 2013:

	2014	2013
	(Dollars in thousands)
Beginning Balance	$3,498	$3,873
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income	713	118
Total losses - realized/unrealized:
Included in earnings	(98)	-
Included in other comprehensive income	(176)	-
Sales	(1,544)	-
Principal paydowns	(289)	(151)
Transfers to (out of) Level 3	-	-
Ending Balance	$2,104	$3,840

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

The following table presents additional quantitative information about the Level 3 inputs for the asset-backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of June 30, 2014 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value Estimate	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
Asset-backed securities - private label	$2,104	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	4 - 10	4.0% - 6.0%	70.0% - 100.0%

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

In addition to disclosure of the fair value of assets on a recurring basis, ASC Topic 820 requires disclosures for assets and liabilities measured at fair value on a non-recurring basis, such as impaired assets and foreclosed real estate. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Non-recurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by ASC Topic 310, “Receivables – Loan Impairment,” when establishing the allowance for loan losses. An impaired loan is carried at fair value based on either a recent appraisal less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of June 30, 2014, two impaired loans with a specific allowance had a carrying amount of $617,000 with a valuation allowance of $130,000. The allocated allowance is based on a fair value measurement of underlying collateral of $646,000 less estimated liquidation expenses equal to 10%

of the collateral value, resulting in an additional $5,000 provision for loan losses during the six month period ended June 30, 2014. As of June 30, 2014, impaired loans with no specific allowance had a carrying amount of $43,000 and a fair value of $53,000. As of December 31, 2013, one impaired loan with a specific allowance had a carrying amount of $547,000 with a valuation allowance of $125,000. The allocated allowance is based on a fair value measurement of underlying collateral of $646,000 less estimated liquidation expenses equal to 10% of the collateral value, past due and estimated delinquent real estate taxes, and an additional discount for dated financial information. As of December 31, 2013, one impaired loan with no specific allowance had a carrying amount of $48,000 and a fair value of $53,000.  The use of independent appraisals, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral of impaired loans and are therefore classified within Level 3 of the fair value hierarchy.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value based on recent appraisals less estimated selling costs. The fair value of foreclosed assets is reported on a non-recurring basis when the value of acquired property has been written down. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral on foreclosed real estate and is therefore classified within Level 3 of the fair value hierarchy. As of June 30, 2014, foreclosed real estate had a carrying amount of $604,000 and was written down to $506,000 based on a fair value of $583,000 less estimated liquidation expenses of 7% to 15% of the collateral value, resulting in an additional write down of $16,000 during the six month period ended June 30, 2014. As of December 31, 2013 foreclosed real estate had a carrying amount of $644,000 and was written down to $486,000 based on a fair value of $555,000 less estimated liquidation expenses of 7% to 15% of the collateral value resulting in $158,000 in write-downs during the year ended December 31, 2013.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at June 30, 2014
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$40,973	$40,973	$40,973	$-	$-
Securities available for sale	144,439	144,439	14,209	128,126	2,104
Federal Home Loan Bank stock	1,549	1,549	-	1,549	-
Loans receivable, net	276,559	271,752	-	-	271,752
Accrued interest receivable	1,708	1,708	-	1,708	-

Financial liabilities:
Deposits	392,793	396,344	-	396,344	-
Short-term borrowings	-	-	-	-	-
Long-term debt	18,950	19,091	-	19,091	-
Accrued interest payable	33	33	-	33	-

Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2013
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$17,202	$17,202	$17,202	$-	$-
Securities available for sale	157,964	157,964	13,848	140,618	3,498
Federal Home Loan Bank stock	1,560	1,560	-	1,560	-
Loans receivable, net	277,345	266,449	-	-	266,449
Accrued interest receivable	1,787	1,787	-	1,787	-

Financial liabilities:
Deposits	388,235	392,801	-	392,801	-
Short-term borrowings	11,650	11,650	-	11,650	-
Long-term debt	7,850	7,971	-	7,971	-
Accrued interest payable	25	25	-	25	-

Off-balance-sheet financial instruments	-	-	-	-	-

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

Note 9 – Treasury Stock

During the three months ended June 30, 2014, the Company made no repurchases of shares of common stock. During the six months ended June 30, 2014 the Company repurchased 5,000 shares of common stock at an average cost of $12.30 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of June 30, 2014, there were 56,510 shares remaining to be repurchased under the existing stock repurchase program. During the three months and six months ended June 30, 2014, the Company transferred 3,518 shares of common stock out of treasury stock at an average cost of $9.39 per share to fund awards granted under the 2012 Equity Incentive Plan.

During the quarter and six months ended June 30, 2013, the Company made no repurchases of shares of common stock. As of June 30, 2013, there were 71,510 shares remaining to be repurchased under the existing stock repurchase program.

Note 10 – Subsequent Events

On July 23, 2014, the Board of Directors declared a quarterly dividend of $0.07 per share on the Company’s common stock, payable on August 19, 2014 to stockholders of record as of August 6, 2014. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 61.5% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $255,000. On March 6, 2014, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 5, 2015, aggregating up to $0.28 per share. The MHC waived $255,000 of dividends during the three months ended June 30, 2014 and $510,000 for the six month period ended June 30, 2014. Cumulatively, Lake Shore, MHC has waived approximately $5.9 million of cash dividends as of June 30, 2014.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of June 30, 2014 compared to the financial condition as of December 31, 2013 and the consolidated results of operations for the three and six months ended June 30, 2014 and 2013.

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

While the recession is officially over and improvements have been noted in the housing market and unemployment rate, this has not yet resulted in sustained economic growth or a strong economy.  The Federal Reserve is still actively working on keeping interest rates at very low levels.  The Fed Funds rate has remained at 0.00%-0.25% for more than five years.  The Federal Reserve has indicated that the Fed Funds rate will remain low until its dual mandates of maximum employment and a 2% inflation rate are achieved, and as such, this rate is not expected to increase until 2015 or beyond.  At the December 2013 meeting of the Federal Open Market Committee (“FOMC”), the Federal Reserve began to taper its quantitative easing (“QE”) program by reducing its purchases of mortgage-backed securities and treasury bonds by $10 billion per month. This program was further reduced by the FOMC at each subsequent meeting with the program anticipated to end by December 2014.  Current interest rates on residential mortgage loans remain very low compared to historical yields, and the rates have declined since January 2014. Despite this recent decline in interest rates on residential mortgage loans, the current interest rates have increased by approximately 60 basis points in the past 15 months, which has resulted in a decline in loan originations and refinance activity.  We will continue to closely monitor the impact of the national and regional economy on our net interest margin, results of operations and critical risk areas, including interest rate risk and credit risk.

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

Branching.  We opened our sixth branch office in Erie County, New York during the second quarter of 2013. This branch is located in Snyder, New York and is our eleventh branch overall. This office had generated $5.0 million of deposits as of June 30, 2014. Our offices are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield in Chautauqua County, New York and in Depew, East Amherst, Hamburg, Kenmore, Orchard Park and Snyder in Erie County, New York.  Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth.

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

Residential Mortgage and Other Lending.  Historically, our lending portfolio has consisted predominantly of residential one- to four-family mortgage loans. At June 30, 2014 and December 31, 2013, we held $167.7 million and $170.8 million of residential one- to four-family mortgage loans, respectively, which constituted 60.9% and 61.8% of our total loan portfolio, at such respective dates. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At June 30, 2014 and December 31, 2013, our commercial real estate loan portfolio consisted of loans totaling $58.4 million and $58.7 million respectively, or 21.2% and 21.3%, respectively, of total loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At June 30, 2014 and December 31, 2013, our commercial business loan portfolio consisted of loans totaling $13.8 million and $12.6 million, respectively, or 5.0% and 4.6%, respectively, of total loans. Other loan products offered to our customers include home equity lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. We may sell one- to four-family residential loans in the future as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential mortgage loans. One- to four-family residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

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

At June 30, 2014 and December 31, 2013, we had $144.4 million and $158.0 million, respectively, invested in securities available for sale, the majority of which are agency mortgage-backed securities, agency collateralized mortgage obligation securities (“CMOs”) and municipal securities.

Asset-Liability Strategy.    As stated above, our business consists primarily of originating one- to four-family residential real estate loans and commercial real estate loans secured by property in our market area and investing in residential mortgage-backed securities, CMOs and municipal securities.  One- to four-family residential real estate loans involve a lower degree of credit risk and carry a lower yield than commercial real estate and commercial business loans.  The average maturity of residential real estate loans is longer than that for commercial loans.  Our loans are primarily funded by time deposits, which typically mature within 2 years on average and core deposits (i.e. checking, savings and money market accounts).  As a result, we are exposed to interest rate risk, as our interest-bearing liabilities will mature or re-price more quickly than our interest-earning assets in a rising rate environment.  Although we plan to continue to originate one- to four-family residential mortgage loans going forward, we have been and intend to continue to increase our focus on the origination of commercial real estate loans and commercial business loans, which generally provide higher returns and have shorter durations than one- to four-family residential real estate loans.  Furthermore, our interest rate risk strategy during the three months ended June 30, 2014 involved extending our Federal Home Loan Bank (“FHLB”) borrowings from short-term borrowings to long-term debt to extend the duration of our liabilities and protect our net interest margin. We sold $8.8 million of long-term agency mortgage-back securities during the three months ended June 30, 2014 to reduce our exposure to interest rate risk. Our strategy also includes improving our funding mix by increasing core deposits in order to help reduce and control our cost of funds.  We value core deposits because they represent longer-term customer relationships as well as lower cost of funds.  As part of our strategy to expand our commercial loan portfolio, we expect to attract lower cost core deposits as part of these borrower relationships.  We offer competitive rates on a variety of deposit products to meet the needs of our customers and we promote long term deposits, where possible, to meet asset-liability goals.

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

Average Balances, Interest and Average Yields.  The following tables set forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods  indicated.  Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated.  Average balances are derived from daily balances over the periods  indicated.  The average balances for loans are net of allowance for loan losses, but include non-accrual loans.  Interest income on securities does not include a tax equivalent adjustment for bank qualified municipal bonds.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2014			June 30, 2013
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$26,898	$3	0.04%	$25,136	$5	0.08%
Securities	153,047	1,159	3.03%	159,656	1,160	2.91%
Loans	275,179	3,365	4.89%	270,058	3,456	5.12%
Total interest-earning assets	455,124	4,527	3.98%	454,850	4,621	4.06%
Other assets	34,543			34,114
Total assets	$489,667			$488,964

Interest-bearing liabilities
Demand & NOW accounts	$46,626	$14	0.12%	$42,453	$12	0.11%
Money market accounts	79,121	68	0.34%	73,779	69	0.37%
Savings accounts	41,523	11	0.11%	39,274	10	0.10%
Time deposits	190,777	655	1.37%	200,541	715	1.43%
Borrowed funds	19,674	56	1.14%	23,457	65	1.11%
Other interest-bearing liabilities	1,118	26	9.30%	1,183	26	8.79%
Total interest-bearing liabilities	378,839	830	0.88%	380,687	897	0.94%
Other non-interest bearing liabilities	42,249			40,883
Stockholders' equity	68,579			67,394
Total liabilities & stockholders' equity	$489,667			$488,964
Net interest income		$3,697			$3,724
Interest rate spread			3.10%			3.12%
Net interest margin			3.25%			3.27%

	For the Six Months Ended			For the Six Months Ended
	June 30, 2014			June 30, 2013
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$20,028	$4	0.04%	$20,115	$8	0.08%
Securities	156,063	2,391	3.06%	159,207	2,339	2.94%
Loans	275,437	6,670	4.84%	271,063	6,935	5.12%
Total interest-earning assets	451,528	9,065	4.02%	450,385	9,282	4.12%
Other assets	34,650			33,978
Total assets	$486,178			$484,363

Interest-bearing liabilities
Demand & NOW accounts	$45,506	$27	0.12%	$41,879	$24	0.11%
Money market accounts	78,810	137	0.35%	71,973	134	0.37%
Savings accounts	40,686	21	0.10%	38,259	20	0.10%
Time deposits	191,525	1,320	1.38%	199,559	1,438	1.44%
Borrowed funds	19,441	100	1.03%	24,169	141	1.17%
Other interest-bearing liabilities	1,126	51	9.06%	1,188	52	8.75%
Total interest-bearing liabilities	377,094	1,656	0.88%	377,027	1,809	0.96%
Other non-interest bearing liabilities	41,388			39,970
Stockholders' equity	67,696			67,366
Total liabilities & stockholders' equity	$486,178			$484,363
Net interest income		$7,409			$7,473
Interest rate spread			3.14%			3.16%
Net interest margin			3.28%			3.32%

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

	Three Months Ended June 30, 2014
	Compared to
	Three Months Ended June 30, 2013
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(2)	$-	$(2)
Securities	49	(50)	(1)
Loans, including fees	(156)	65	(91)
Total interest-earning assets	(109)	15	(94)

Interest-bearing liabilities:
Demand & NOW accounts	1	1	2
Money market accounts	(6)	5	(1)
Savings accounts	1	-	1
Time deposits	(25)	(35)	(60)
Total deposits	(29)	(29)	(58)
Other interest-bearing liabilities:
Borrowed funds & other	4	(13)	(9)
Total interest-bearing liabilities	(25)	(42)	(67)
Total change in net interest income	$(84)	$57	$(27)

	Six Months Ended June 30, 2014
	Compared to
	Six Months Ended June 30, 2013
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(4)	$-	$(4)
Securities	99	(47)	52
Loans, including fees	(376)	111	(265)
Total interest-earning assets	(281)	64	(217)

Interest-bearing liabilities:
Demand & NOW accounts	1	2	3
Money market accounts	(9)	12	3
Savings accounts	-	1	1
Time deposits	(61)	(57)	(118)
Total deposits	(69)	(42)	(111)
Other interest-bearing liabilities:
Borrowed funds & other	(13)	(29)	(42)
Total interest-bearing liabilities	(82)	(71)	(153)
Total change in net interest income	$(199)	$135	$(64)

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

In the current extended low interest-rate environment, rates on the lending and investment portfolios have declined significantly, as have rates on deposit products and borrowed funds, which has assisted in keeping our interest rate spread at a moderate level. Recently, the cost of funding is beginning to fall more slowly than the decline in asset yields, which has resulted in a decreasing net interest margin.

For the three months ended June 30, 2014, the average yields on our loan and investment portfolios were 4.89% and 3.03%, respectively, in comparison to 5.12% and 2.91%, respectively, for the three months ended June 30, 2013.  Overall, the average yield on our interest earning assets decreased by 8 basis points to 3.98% for the three months ended June 30, 2014 in comparison to the three months ended June 30, 2013 primarily due to lower interest income earned on our loan portfolio as a result of the low interest rate environment, slower prepayments and the Company’s strategy to not re-invest cash flow into the investment portfolio to limit interest rate risk.  For the three months ended June 30, 2014, the average rate that we were paying on interest-bearing liabilities decreased by 6 basis points to 0.88% in comparison with the same period in the prior year.  This was partially due to a 6 basis point decrease in the average interest rate paid on time deposits from 1.43% for the three month period ended June 30, 2013 to 1.37% for the three month period ended June 30, 2014. Our interest rate spread for the three months ended June 30, 2014 was 3.10% which was a 2 basis point decrease in comparison to the three months ended June 30, 2013.  Our net interest margin was 3.25% and 3.27% for the three months ended June 30, 2014 and 2013, respectively.

For the six month period ended June 30, 2014, the average yields on our loan portfolio and investment portfolio were 4.84% and 3.06%, respectively, in comparison to 5.12% and 2.94%, respectively for the six month period ended June 30, 2013.  Overall, the average yield on our interest earning assets decreased by 10 basis points to 4.02% for the six months ended June 30, 2014 from 4.12% for the six months ended June 30, 2013 primarily due to lower interest income earned on our loan portfolio as a result of the low interest rate environment, slower prepayments and the Company’s strategy to not re-invest cash flow into the investment portfolio to limit interest rate risk.  For the six months ended June 30, 2014, the average rate paid on interest-bearing liabilities decreased by 8 basis points to 0.88% in comparison to the same period in the prior year.  This was partially due to a decrease in the average interest rate paid on our borrowings from 1.17% for the six month period ended June 30, 2013 to 1.03% for the six month period ended June 30, 2014 and a decrease in the average rate paid on time deposits from 1.44% for the six month period ended June 30, 2013 to 1.38% for the six month period ended June 30, 2014.  Our interest rate spread for the six months ended June 30, 2014 was 3.14%, which was a 2 basis point decrease in comparison to the six months ended June 30, 2013.  Our net interest margin was 3.28% and 3.32% for the six months ended June 30, 2014 and 2013, respectively.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets at June 30, 2014 were $490.6 million, an increase of $8.4 million, or 1.8%, from $482.2 million at December 31, 2013.  The increase in total assets was primarily due to a $23.8 million increase in cash and cash equivalents, partially offset by a $13.5 million decrease in securities available for sale, a $1.0 million decrease in other assets and a $786,000 decrease in loans receivable, net.

Cash and cash equivalents increased by $23.8 million, or 138.2%, from $17.2 million at December 31, 2013 to $41.0 million at June 30, 2014.  The increase was primarily attributed to the receipt of cash proceeds from the sale of $8.8 million of available for sale securities and $7.1 million of pay-downs on the investment and loan portfolios. The increase was also due to a $4.6 million increase in total deposits, which was partially offset by cash used to originate loans and pay-down borrowings.

Securities available for sale decreased by $13.5 million, or 8.6%, to $144.4 million at June 30, 2014 compared to $158.0 million at December 31, 2013.  The decrease was primarily due to the sale of six agency mortgage-backed securities for $8.8 million and one asset-backed private label security for $1.5 million. The agency mortgage-backed securities were sold as part of a strategy to reduce interest rate risk. During the six months ended June 30, 2014, $7.1 million of paydowns were received on the investment portfolio and there were no purchases of securities during this period.  A $3.9 million increase in the market value (before taxes) of the securities available for sale portfolio was recorded between December 31, 2013 and June 30, 2014 due to a decrease in market interest rates.

Net loans receivable decreased during the six month period ended June 30, 2014 as shown in the table below:

	At June 30,	At December 31,	Change
	2014	2013	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$167,668	$170,793	$(3,125)	(1.8)%
Home equity	32,035	31,675	360	1.1%
Commercial	58,431	58,746	(315)	(0.5)%
Construction	1,972	936	1,036	110.7%

Total real estate loans	260,106	262,150	(2,044)	(0.8)%

Other Loans:
Commercial	13,785	12,645	1,140	9.0%
Consumer	1,587	1,517	70	4.6%

Total gross loans	275,478	276,312	(834)	(0.3)%
Allowance for loan losses	(1,773)	(1,813)	40	2.2%
Net deferred loan costs	2,854	2,846	8	0.3%

Loans receivable, net	$276,559	$277,345	$(786)	(0.3)%

The decrease in net loans receivable was primarily due to a decrease in real estate loans, partially offset by an increase in commercial business and construction loans. As one- to four-family residential real estate loans present additional interest rate risk to our loan portfolio, we remained strategically focused in 2014 on originating adjustable rate commercial real estate and commercial business loans to diversify our asset mix, to take advantage of the opportunities available to serve small businesses in our market area, and to maintain a strong net interest margin.

Other assets decreased by $1.0 million, or 44.5%, to $1.3 million as of June 30, 2014 as compared to $2.3 million at December 31, 2013. The decrease was attributable to a change in the volume of deferred tax assets resulting from increases in unrealized mark to market gains in our securities portfolio during the first six months of 2014.

The table below shows changes in deposit balances by type of deposit account between June 30, 2014 and December 31, 2013:

	At June 30,	At December 31,	Change
	2014	2013	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$34,858	$34,320	$538	1.6%
Interest bearing	47,375	44,517	2,858	6.4%
Money market	79,669	77,990	1,679	2.2%
Savings	41,924	38,833	3,091	8.0%
Time deposits	188,967	192,575	(3,608)	(1.9)%

Total Deposits	$392,793	388,235	4,558	1.2%

The increase in total deposits was primarily due to an increase in all deposit categories except for time deposits. The growth in checking, savings, and money market accounts was the result of the Company’s continued strategic focus on growing low-cost core deposits among its retail and commercial customers.

Our borrowings, consisting of advances from the FHLBNY, decreased by $550,000, or 2.8%, from $19.5 million at December 31, 2013 to $19.0 million at June 30, 2014.  Short-term borrowings decreased by $11.7 million, or 100.0%, due to a refinancing of the borrowings into long-term debt to lock in fixed rates with lower interest rate risk. Long-term debt increased by $11.1 million primarily due to the refinancing of short-term borrowings described previously. During the six months ended June 30, 2014, the Company paid off $550,000 of long-term debt.

Total stockholders’ equity increased by $3.8 million, or 5.8%, from $65.3 million at December 31, 2013 to $69.0 million at June 30, 2014. The increase was primarily due to a $2.4 million increase in unrealized mark to market gains on available for sale securities (after taxes) and net income of $1.7 million during the six month period ended June 30, 2014, partially offset by $294,000 in cash dividends paid during the six month period ended June 30, 2014.

Comparison of Results of Operations for the Three Months Ended June 30, 2014 and 2013

General.    Net income was $899,000 for the three months ended June 30, 2014, or $0.16 per diluted share, an increase of $99,000, or 12.4%, compared to net income of $800,000, or $0.14 per diluted share, for the three months ended June 30, 2013.  The increase in net income was primarily due to a $155,000 increase in non-interest income, partially offset by a $27,000 decrease in net interest income, a $10,000 increase in non-interest expense and a $19,000 increase in income tax expense.

Interest Income.    Interest income decreased by $94,000, or 2.0%, to $4.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Loan interest income decreased by $91,000, or 2.6%, to $3.4 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to a decrease in the average yield of the loan portfolio from 5.12% for the three months ended June 30, 2013 to 4.89% for the three months ended June 30, 2014. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off, as a result of the current low interest rate environment. The average balance of the loan portfolio increased $5.1 million, or 1.9%, from $270.1 million for the three months ended

June 30, 2013 to $275.2 million for the three months ended June 30, 2014. The increase in the average balance of loans receivable was primarily due to an increase in the average balance of one- to four-family real estate loans and home equity loans, partially offset by a decrease in the average balance of commercial business loans. Investment interest income was $1.2 million for the three months ended June 30, 2014 and 2013. The average yield on the investment portfolio increased by 12 basis points from 2.91% for the three months ended June 30, 2013 to 3.03% for the three months ended June 30, 2014.  The average yield on the investment portfolio increased due to the purchase of higher yielding investments during the second half of 2013. The average balance of the investment portfolio decreased $6.6 million, or 4.1%, from $159.7 million for the three months ended June 30, 2013 to $153.0 million for the three months ended June 30, 2014. The average balance in the investment portfolio decreased primarily due to the sale of $8.8 million in available for sale securities during the three months ended June 30, 2014 in order to reduce interest rate risk caused by the extended low interest rate environment.

Interest Expense.  Interest expense decreased $67,000, or 7.5% for the three months ended June 30, 2014 to $830,000 compared to $897,000 for the three months ended June 30, 2013.   Interest expense on deposits decreased by $58,000, or 7.2%, to $748,000 for the three months ended June 30, 2014 when compared to the three months ended June 30, 2013 primarily due to the decrease in the average rate paid on deposits and a shift in the deposit mix, resulting in a larger percentage of the deposit portfolio consisting of low cost core deposits. The average balance of deposits for the three months ended June 30, 2014 was $358.0 million with an average rate of 0.84% compared to the average balance of deposits of $356.0 million and an average rate of 0.91% for the three months ended June 30, 2013. The decrease in the average rate paid on deposits was due to the continued low interest rate environment during the second quarter of 2014. The interest expense related to advances from the FHLBNY decreased $9,000, or 13.8%, to $56,000 for the three months ended June 30, 2014 when compared to the three months ended June 30, 2013. This decrease was primarily due to a $3.8 million decrease in average FHLBNY advance balances when comparing the three months ended June 30, 2014 with the three months ended June 30, 2013. The decrease in the average FHLBNY advance balances was a result of the Company’s decision to utilize excess cash obtained from loan and security prepayments to pay down long-term debt.

Provision for Loan Losses.    A provision to the allowance for loan losses was not recorded during the three month periods ended June 30, 2014 and 2013. Net charge-offs were $7,000 for the three month period ended June 30, 2014 compared to $11,000 for the three month period ended June 30, 2013. Our non-performing loans increased to $5.2 million, or 1.89% of total loans, at June 30, 2014 as compared to $2.9 million, or 1.09% of total loans, at June 30, 2013. The increase in the non-performing loans at June 30, 2014 was primarily due to the addition of two non-performing commercial real estate loans with a total outstanding balance of $2.3 million. One of these non-performing commercial real estate loans had an outstanding balance of $1.7 million and a provision for loan losses has not been recorded on this loan as management believes that the value of the underlying collateral is sufficient to protect the Bank from loss.

During the three months ended June 30, 2014, the Company recorded a $10,000 provision for loan losses on consumer loans related to net charge-offs on these types of loans. This provision was offset by a $19,000 credit for loan losses on one- to four-family and home equity loans during the three months ended June 30, 2014, primarily due to a decrease in classified loan balances of one- to four-family loans and home equity loans during the quarter. During the three months ended June 30, 2014, the Company recorded an unallocated provision for loan losses of $11,000. This unallocated provision reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the three month period ended June 30, 2013, the Company recorded a $93,000 provision for loan losses in commercial real estate loans due to changes in the related environmental factors, including an increase in average commercial real estate loan balances. The Company recorded a $120,000 credit for loan losses on one- to four-family loans, home equity and consumer loans during the three month period ended June 30, 2013, due to a decrease in classified loans. The Company recorded a $15,000 provision for loan losses on commercial business loans primarily due to loan charge-offs. During the three months ended June 30, 2013, the Company recorded an unallocated provision for loan losses of $12,000. This unallocated provision reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for details on the provision for loan losses.

Non-interest Income.    Non-interest income increased $155,000, or 30.1%, to $670,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily due to a $157,000 net gain on the sale of available for sale securities during the three months ended June 30, 2014.  The increase was also due to an $18,000 recovery recorded on a previously impaired investment security.  These increases were partially offset by a decrease of $10,000 on service charges and fees and $7,000 on bank owned life insurance income during the three months ended June 30, 2014 when compared to the same period in 2013.

Non-interest Expenses.  Non-interest expenses increased $10,000, or 0.3%, to $3.3 million for the three months ended June 30, 2014.  The increase was primarily due to increases in salaries and employee benefit expenses, occupancy and equipment expenses and data processing costs, nearly offset by a decrease in professional fees and other expense in the second quarter of 2014. Salaries and employee benefit increased $13,000, or 0.8%, from the three months ended June 30, 2013 to the same three month period in 2014. The increase was primarily due to annual salary increases. Occupancy and equipment increased $61,000, or 12.3% when compared to the same period in 2013 due to increases for software maintenance, utilities, property taxes and maintenance and repairs of buildings and equipment. Data processing expense increased by $34,000, or 21.3%, for the three months ended June 30 2014 compared to the same period in 2013 primarily due to the costs associated with the implementation of new mobile banking, online banking and loan origination technology and related software as well as consulting fees related to the negotiation of our core processing contract. Professional services expense decreased $53,000, or 13.4%, for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to a decrease in legal, accounting and consulting costs. Other expenses decreased $49,000, or 15.0%, for the three months ended June 30, 2014 when compared with the three months ended June 30, 2013 primarily due to decreased collection and foreclosed property expenses.

Income Taxes Expense.  Income tax expense increased by $19,000, or 10.6%, from $180,000 for the three months ended June 30, 2013 to $199,000 for the three months ended June 30, 2014. The increase was primarily due to the increase in income during the three months ended June 30, 2014. The effective tax rate was 18.10% for the three months ended June 30, 2014 compared to 18.40% for the three months ended June 30, 2013. The decrease in the effective tax rate was primarily due to an increase in tax exempt income.

Comparison of Results of Operations for the Six Months Ended June 30, 2014 and 2013

General.  Net income decreased by $33,000, or 1.9%, to $1.7 million for the six month period ended June 30, 2014, or $0.29 per diluted share, as compared to $0.30 per diluted share for the six month period ended June 30, 2013.  The decrease in net income was primarily due to a $64,000 decrease in net interest income and a $145,000 increase in non-interest expenses, nearly offset by a $120,000 increase in non-interest income and a $45,000 decrease in the provision for loan losses.

Interest Income.  Interest income decreased by $217,000, or 2.3%, to $9.1 million for the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013.  Loan interest income decreased by $265,000, or 3.8%, to $6.7 million for the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013, primarily due to a decrease in the average yield of the loan portfolio from 5.12% for the six month period ended June 30, 2013 to 4.84% for the six month period ended June 30, 2014. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off, as a result of the current low interest rate environment. The average balance of the loan portfolio increased $4.4 million, or 1.6%, from $271.1 million for the six month period ended June 30, 2013 to $275.4 million for the six month period ended June 30, 2014. The increase in the average balance of loans receivable was primarily due to an increase in the average balance of one- to four- family real estate loans and home equity loans, partially offset by a decrease in the average balance of commercial business loans.  Investment interest income increased by $52,000, or 2.2%, from $2.3 million for the six month period ended June 30, 2013 compared to $2.4 million for the six month period ended June 30, 2014. The average yield on the investment portfolio increased by 12 basis points from 2.94% for the six month period ended June 30, 2013 to 3.06% for the six month period ended June 30, 2014.  The average yield on the investment portfolio increased due to the purchase of higher yielding investments during the second half of 2013. The average balance in the investment portfolio decreased from $159.2 million for the six months ended June 30, 2013 to $156.1 million for the six months ended June 30, 2014. The average balance in the investment portfolio decreased primarily due to the sale of $10.3 million in available for sale securities during the six month period ended June 30, 2014 in order to reduce interest rate risk caused by the extended low interest rate environment.

Interest Expense.  Interest expense decreased by $153,000, or 8.5%, to $1.7 million for the six month period ended June 30, 2014 compared to $1.8 million for the six month period ended June 30, 2013. The interest paid on deposits decreased by $111,000, or 6.9%, to $1.5 million for the six month period ended June 30, 2014 when compared to the six month period ended June 30, 2013, primarily due to the decrease in the average rate paid on deposits and a shift in the deposit mix, resulting in a larger percentage of the deposit portfolio consisting of low cost core deposits.  The average balance of deposits for the six month period ended June 30, 2014 was $356.5 million with an average rate of 0.84% compared to the average balance of deposits of $351.7 million and an average rate of 0.92% for the six month period ended June 30, 2013. The decrease in the average rate paid on deposits was due to the continued low interest rate environment during the first six months of 2014. The interest expense related to advances from the FHLBNY decreased $41,000, or 29.1%, to $100,000 for the six month period ended June 30, 2014 when compared to the six month period ended June 30, 2013. This decrease was due to a $4.7 million decrease in average FHLBNY advance balances and a 14 basis point decline in the average rate paid on FHLBNY advances when comparing the six month period ended June 30, 2014 with the six month period ended June 30, 2013. The decrease in the average FHLBNY advance balances was a result of the Company’s decision to utilize excess cash obtained from loan and security prepayments to pay down long-term debt. The low interest rate environment caused the average rate paid on borrowings to decrease.

Provision for Loan Losses.  A provision to the allowance for loan losses was not recorded during the six month period ended June 30, 2014, as compared to a provision of $45,000 during the six month period ended June 30, 2013. Net charge-offs were $40,000 for the six month period ended June 30, 2014 compared to $28,000 for the six month period ended June 30, 2013. Our non-performing loans increased to $5.2 million, or 1.89% of total loans, at June 30, 2014 as compared to $2.9 million, or 1.09% of total loans, at June 30, 2013. The increase in the non-performing loans at June 30, 2014 was primarily due to the addition of two non-performing commercial real estate loans with a total outstanding balance of $2.3 million. One of these non-performing commercial real estate loans had an outstanding balance of $1.7 million and a provision for loan losses has not been recorded on this loan as management believes that the value of the underlying collateral is sufficient to protect the Bank from loss.

During the six month period ended June 30, 2014, the Company recorded a $35,000 provision for loan losses on one- to four-family loans and home equity loans as part of its review of certain environmental factors used to qualitatively assess inherent losses in the loan portfolio. Management concluded that an adjustment was necessary for these types of loans to account for the potential economic impact of recently announced company closings within the Chautauqua County market area. A $21,000 provision for loan losses was recorded on consumer loans as part of management’s review of the historical losses relating to these types of loans. The Company determined an adjustment for loan losses was necessary due to an increase in historical average net charge-offs for these types of loans over the last three years. These provisions for loan losses were offset by a $73,000 credit for loan losses on commercial real estate and commercial business loans during the six month period ended June 30, 2014, primarily due to a review of the historical losses relating to these types of loans. The Company determined an adjustment for loan losses was necessary due to a decrease in historical average net charge-offs on commercial loans over the last four years.  During the six month period ended June 30, 2014, the Company recorded an unallocated provision for loan losses of $17,000. This unallocated provision reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the six month period ended June 30, 2013, the Company recorded a $61,000 provision for loan losses on one- to four-family loans and consumer loans that had become classified loans or had been downgraded due to certain factors, such as delinquency or bankruptcy of the borrower. The Company recorded a $52,000 provision for loan losses on commercial loans primarily due to charged off loans and an increase in reserve related to the Company’s equipment loan portfolio due to the standard risks present by the inherent nature of these types of loans.  Upon review of the environmental factors relating to home equity loans during the six month period ended June 30, 2013, the Company determined that a $42,000 credit for loan losses was necessary due to a decrease in classified loan balances. During the six month period ended June 30, 2013, the Company recorded a $41,000 credit for loan losses on commercial real estate loans upon review of the environmental factors which reflected a decrease in classified loan balances.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for details on the provision for loan losses.

Non-interest Income.  Non-interest income increased $120,000, or 11.7%, from $1.0  million for the six months ended June 30, 2013 to $1.2 million for the six months ended June 30, 2014. The increase was primarily due to a  $101,000 recovery recorded on a previously impaired investment security and a  $59,000 net gain on the sale of available for sale securities during the six months ended June 30, 2014.  These increases were partially offset by a $24,000 decrease on bank owned life insurance income for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013, as a result of declining yields.

Non-interest Expense.  Non-interest expense increased by $145,000, or 2.3%, to $6.5 million for the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013. Salaries and employee benefits expense increased $114,000, or 3.6%, for the six month period ended June 30, 2014 compared to the six month period June 30, 2013.  This was primarily due to annual salary increases and increased staffing for our newest branch office in Snyder, NY which opened in April 2013.    Occupancy and equipment expense increased $128,000, or 12.9%, for the six month period ended June 30, 2014 compared to the six month period June 30, 2013, primarily due to increases in software maintenance costs, utilities, property taxes, maintenance and repairs of buildings and equipment and the opening of the Snyder office in the second quarter of 2013.  Data processing expense increased $60,000, or 18.9%, during the six month period ended June 30, 2014, primarily due to the costs associated with the implementation of new mobile banking, online banking and loan origination technology and related software as well as consulting fees related to the negotiation of our core processing contract. Professional services expense decreased $88,000, or 11.8%, for the six month period ended June 30, 2014 compared to the six month period June 30, 2013, primarily due to lower legal, accounting and consulting expenses. Other expenses decreased $80,000, or 12.5%, for the six month period ended June 30, 2014 when compared with the six month period ended June 30, 2013 primarily due to decreased expenses related to collections and foreclosed properties.

Income Tax Expense.  Income tax expense decreased by $12,000, or 3.1%, from $390,000 for the six month period ended June 30, 2013 to $378,000 for the six month period ended June 30, 2014. The decrease was primarily due to a decrease in income before income taxes during the six months ended June 30, 2014 as well as a decrease in the effective tax rate from 18.6% for the six month period ended June 30, 2013 to 18.4% for the six month period ended June 30, 2014. The decrease in the effective tax rate was primarily due to a decrease in income as well as a disproportionate increase in tax exempt income.

Loans Past Due and Non-performing Assets.  We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $5.7 million, or 1.17% of total assets, at June 30, 2014 and $5.2 million, or 1.08% of total assets, at December 31, 2013.

The following table presents information regarding our non‑accrual loans, accruing loans delinquent 90 days or more, non-accruing troubled debt restructurings, foreclosed real estate and performing loans classified as troubled debt restructurings as of the dates indicated.

	At June 30,	At December 31,
	2014	2013
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$-	$79
Home equity	-	2
Commercial	-	-
Construction	-	-
Other loans:
Commercial	-	-
Consumer	9	-
Total	$9	$81
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,254	$2,145
Home equity	283	325
Commercial	2,611	1,911
Construction	-	-
Other loans:
Commercial	80	137
Consumer	3	7
Total non-accrual loans	5,231	4,525
Total non-performing loans	5,240	4,606
Foreclosed real estate	506	581
Total non-performing assets	$5,746	$5,187
Ratios:
Non-performing loans as a percent of net loans:	1.89%	1.66%
Non-performing assets as a percent of total assets:	1.17%	1.08%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Residential, one- to four-family	$43	$48
Performing loans
Residential, one- to four-family	$186	$144
Home equity	11	4

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Six Months Ended
	June 30,
	2014	2013
	(Dollars in thousands)
Balance at beginning of year:	$1,813	$1,806
Provision for loan losses	-	45
Charge-offs:
Real estate loans:
Residential, one- to four-family	(17)	-
Home equity	(13)	-
Commercial	-	-
Construction	-	-
Other loans:
Commercial	(4)	(30)
Consumer	(18)	(17)
Total charge-offs	(52)	(47)
Recoveries:
Real estate loans:
Residential, one- to four-family	2	8
Home equity	-	4
Commercial	-	5
Construction	-	-
Other loans:
Commercial	-	2
Consumer	10	-
Total recoveries	12	19

Net charge-offs	(40)	(28)

Balance at end of period	$1,773	$1,823

Average loans outstanding	$275,437	$271,063
Allowance for loan losses as a percent of total net loans	0.64%	0.68%
Allowance for loan losses as a percent of non-performing loans	33.84%	61.82%
Ratio of net charge-offs to average loans outstanding(1)	0.03%	0.02%

(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments and to pay the deposit withdrawal requirements of our customers, as well as to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed and asset-backed securities, maturities and sales of other investments, interest earning deposits at other financial institutions and funds provided from operations.  We have a written agreement with the Federal Home Loan Bank of New York, which allows us to borrow up to $121.9 million as of June 30, 2014, and is collateralized by a pledge of certain fixed-rate residential, one- to four-family real estate loans.  At June 30, 2014, we had outstanding advances under this agreement of $19.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.6 million and a fair value of $11.3 million as of June 30, 2014. There were no balances outstanding with the Federal Reserve Bank at June 30, 2014. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of June 30, 2014.

Historically, loan repayments and maturing investment securities were a relatively predictable source of funds.  However, in light of the current economic environment, there are now more risks related to loan repayments and the valuation and maturity of investment securities.  In addition, deposit flows, calls of investment securities, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace.  These factors and the current economic environment reduce the predictability of the timing of these sources of funds. To the extent possible, the Bank manages the cash flows of its loan and deposit portfolios by the rates it offers customers.

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the six months ended June 30, 2014, we originated loans of approximately $20.5 million in comparison to approximately $23.2 million of loans originated during the six months ended June 30, 2013.  We did not purchase any investment securities in the six months ended June 30, 2014 as compared to $17.1 million of purchases in the six months ended June 30, 2013.

At June 30, 2014, we had loan commitments to borrowers of approximately $6.1 million and overdraft lines of protection and unused home equity lines of credit of approximately $28.3 million. Total deposits were $392.8 million at June 30, 2014, as compared to $393.1 million at June 30, 2013.  Time deposit accounts scheduled to mature within one year were $91.7 million at June 30, 2014.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of June 30, 2014.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended June 30, 2014:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

April 1 through April 30, 2014	-	$-	-	56,510
May 1 through May 31, 2014	-	-	-	56,510
June 1 through June 30, 2014	-	-	-	56,510
Total	-	$-	-	56,510

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

LAKE SHORE BANCORP, INC.
(Registrant)

August 13, 2014	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2014	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)