Form 10-Q
period 2014-09-30
LAKE SHORE BANCORP, INC.
filed 2014-11-12
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 5,938,951 shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 1, 2014.

PART I

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2014	2013
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$8,162	$7,748
Interest earning deposits	27,381	2,321
Federal funds sold	6,349	7,133
Cash and Cash Equivalents	41,892	17,202
Securities available for sale	140,951	157,964
Federal Home Loan Bank stock, at cost	1,375	1,560
Loans receivable, net of allowance for loan losses 2014 $1,803; 2013 $1,813	275,156	277,345
Premises and equipment, net	9,529	9,642
Accrued interest receivable	1,864	1,787
Bank owned life insurance	14,597	14,407
Other assets	1,223	2,260

Total Assets	$486,587	$482,167

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$349,800	$353,915
Non-interest bearing	39,705	34,320
Total Deposits	389,505	388,235
Short-term borrowings	-	11,650
Long-term debt	18,950	7,850
Advances from borrowers for taxes and insurance	2,039	3,454
Other liabilities	6,366	5,707
Total Liabilities	$416,860	$416,896

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,622,849 shares issued and 5,938,951 shares outstanding at September 30, 2014 and 6,619,203 shares issued and 5,915,835 shares outstanding at December 31, 2013	$66	$66
Additional paid-in capital	28,104	28,039
Treasury stock, at cost (683,898 shares at September 30, 2014 and 703,368 shares at December 31, 2013)	(6,420)	(6,588)
Unearned shares held by ESOP	(1,812)	(1,876)
Unearned shares held by compensation plans	(669)	(499)
Retained earnings	47,544	45,624
Accumulated other comprehensive income	2,914	505
Total Stockholders' Equity	69,727	65,271
Total Liabilities and Stockholders' Equity	$486,587	$482,167

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,307	$3,426	$9,977	$10,361
Investment securities, taxable	552	696	1,884	2,071
Investment securities, tax-exempt	530	499	1,589	1,463
Other	6	5	10	13
Total Interest Income	4,395	4,626	13,460	13,908
Interest Expense
Deposits	724	797	2,229	2,413
Short-term borrowings	-	12	20	38
Long-term debt	102	50	182	165
Other	25	27	76	79
Total Interest Expense	851	886	2,507	2,695
Net Interest Income	3,544	3,740	10,953	11,213
Provision for Loan Losses	70	60	70	105
Net Interest Income after Provision for Loan Losses	3,474	3,680	10,883	11,108

Non-Interest Income
Service charges and fees	396	421	1,202	1,234
Earnings on bank owned life insurance	65	66	190	215
Recovery on previously impaired investment securities	35	-	136	-
Gain on sale of securities available for sale	-	206	59	206
Gain on sale of loans	5	-	5	-
Total other-than-temporary impairment (“OTTI”) losses	-	(613)	-	(613)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	-	433	-	433
Net OTTI losses recognized in earnings	-	(180)	-	(180)
Other	30	28	89	96
Total Non-Interest Income	531	541	1,681	1,571

Non-Interest Expenses
Salaries and employee benefits	1,682	1,524	4,936	4,664
Occupancy and equipment	531	520	1,648	1,509
Professional services	298	333	956	1,079
Data processing	202	163	579	480
Advertising	85	93	353	357
FDIC Insurance	70	64	211	194
Postage and supplies	61	55	194	192
Other	279	261	838	900
Total Non-Interest Expenses	3,208	3,013	9,715	9,375

Income before Income Taxes	797	1,208	2,849	3,304
Income Tax Expense	109	222	487	612
Net Income	$688	$986	$2,362	$2,692

Basic and Diluted earnings per common share	$0.12	$0.17	$0.41	$0.47
Dividends declared per share	$0.07	$0.07	$0.21	$0.21

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income/(Loss)

	Three Months Ended September 30,
	2014	2013
	(Unaudited)
	(Dollars in thousands)

Net Income	$688	$986

Other Comprehensive Income (Loss), net of tax (expense) benefit
Unrealized holding gains (losses) on securities available for sale, net of tax (expense) benefit 2014 $(40); 2013 $141	62	(223)

Reclassification adjustments related to:
Recovery on previously impaired investment securities, net of tax expense(1) 2014 $14	(21)	-
Net gain on sale of securities included in net income, net of tax expense(2) 2013 $80	-	(126)
Impairment charge for losses included in net income, net of tax benefit(3) 2013 $70	-	110
Total Other Comprehensive Income (Loss)	41	(239)

Total Comprehensive Income	$729	$747

(1) Gross amount included in recovery on previously impaired investment securities on consolidated statements of income 2014 $35
(2) Gross amount included in gain on sale of securities available for sale on consolidated statements of income 2013 $206
(3) Included in net OTTI losses recognized in earnings on consolidated statements of income 2013 $(180)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
	(Dollars in thousands)

Net Income	$2,362	$2,692

Other Comprehensive Income (Loss), net of tax (expense) benefit
Unrealized holding gains (losses) on securities available for sale, net of tax (expense) benefit 2014 $(1,597); 2013 $2,461	2,528	(3,900)

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense(1) 2014 $53	(83)	-
Net gain on sale of securities included in net income, net of tax expense(2) 2014 $23; 2013 $80	(36)	(126)
Impairment charge for losses included in net income, net of tax benefit(3) 2013 $70	-	110
Total Other Comprehensive Income (Loss)	2,409	(3,916)

Total Comprehensive Income (Loss)	$4,771	$(1,224)

(1) Gross amount included in recovery on previously impaired investment securities on consolidated statements of income 2014 $136
(2) Gross amount included in gain on sale of securities available for sale on consolidated statements of income 2014 $59; 2013 $206
(3) Included in net OTTI losses recognized in earnings on consolidated statements of income 2013 $(180)

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2014 and 2013 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(In thousands, except share and per share data)
Balance - January 1, 2013	$66	$27,973	$(6,469)	$(1,961)	$(553)	$42,468	$5,461	$66,985
Net income	-	-	-	-	-	2,692	-	2,692
Other comprehensive loss, net of tax benefit of $2,471	-	-	-	-	-	-	(3,916)	(3,916)
Stock options exercised (506 shares)	-	4	-		-	-	-	4
ESOP shares earned (5,951 shares)	-	3	-	64	-	-	-	67
Stock based compensation	-	7	-	-	-	-	-	7
Compensation plan shares earned (3,017 shares)	-	(11)	-	-	41	-	-	30
Purchase of treasury stock, at cost (5,000 shares)	-	-	(58)	-	-	-	-	(58)
Cash dividends declared ($0.21 per share)	-	-	-	-	-	(441)	-	(441)
Balance - September 30, 2013	$66	$27,976	$(6,527)	$(1,897)	$(512)	$44,719	$1,545	$65,370

Balance - January 1, 2014	$66	$28,039	$(6,588)	$(1,876)	$(499)	$45,624	$505	$65,271
Net income	-	-	-	-	-	2,362	-	2,362
Other comprehensive income, net of tax expense of $1,521	-	-	-	-	-	-	2,409	2,409
Stock options exercised (3,646 shares)	-	54	-	-	-	-	-	54
ESOP shares earned (5,951 shares)	-	9	-	64	-	-	-	73
Stock based compensation	-	(3)	-	-	-	-	-	(3)
Compensation plan shares granted (24,570 shares)	-	-	230	-	(230)	-	-	-
Compensation plan shares earned (5,322 shares)	-	5	-	-	60	-	-	65
Purchase of treasury stock, at cost (5,100 shares)	-	-	(62)	-	-	-	-	(62)
Cash dividends declared ($0.21 per share)	-	-	-	-	-	(442)	-	(442)
Balance - September 30, 2014	$66	$28,104	$(6,420)	$(1,812)	$(669)	$47,544	$2,914	$69,727

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014		2013
		(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,362		$2,692
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	223		405
Amortization of deferred loan costs	341		386
Provision for loan losses	70		105
Impairment of investment securities	-		180
Recovery on previously impaired investment securities	(136)		-
Net gain on sale of investment securities	(59)		(206)
Originations of loans held for sale	(386)		(891)
Proceeds from sales of loans held for sale	391		891
Gain on sale of loans	(5)		-
Depreciation and amortization	559		516
Increase in bank owned life insurance, net	(190)		(215)
ESOP shares committed to be released	73		67
Stock based compensation expense	62		37
Increase in accrued interest receivable	(77)		(150)
Decrease in other assets	268		319
Increase in other liabilities	52		245
Net Cash Provided by Operating Activities	3,548		4,381
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	10,337		3,863
Maturities, prepayments and calls	10,577		22,060
Purchases	-		(34,651)
Purchases of Federal Home Loan Bank Stock	(351)		-
Redemptions of Federal Home Loan Bank Stock	536		231
Loan origination and principal collections, net	1,634		(1,625)
Additions to premises and equipment	(446)		(636)
Net Cash Provided by (Used in) Investing Activities	22,287		(10,758)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,270		12,609
Net decrease in advances from borrowers for taxes and insurance	(1,415)		(1,281)
Net (decrease) increase in short term borrowings	(11,650)		500
Proceeds from issuance of long-term debt	15,200		1,750
Repayment of long-term debt	(4,100)		(7,000)
Proceeds from stock options exercised	54		4
Purchase of treasury stock	(62)		(58)
Cash dividends paid	(442)		(441)
Net Cash (Used in) Provided by Financing Activities	(1,145)		6,083
Net Increase (Decrease) in Cash and Cash Equivalents	24,690		(294)
CASH AND CASH EQUIVALENTS - BEGINNING	17,202		19,765
CASH AND CASH EQUIVALENTS - ENDING	$41,892		$19,471
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,492		$2,715
Income taxes paid	$648		$868
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$171		$299
Securities sold and not settled	$-		$520

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

The interim financial statements included herein as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The consolidated results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2014.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of September 30, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will identify the contract(s) with a customer (step 1), identify the performance obligations in the contract (step 2), determine the transaction price (step 3), allocate the transaction price to the performance obligations in the contract (step 4), and recognize revenue when (or as) the entity satisfies a performance obligation (step 5). ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. ASU 2014-09 requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. Early application is not permitted. The Company has not yet determined the impact the adoption of ASU 2014-09 will have on its financial condition and results of operations.

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

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure” (“ASU 2014-14”). ASU 2014-14 applies to all creditors that hold government-guaranteed mortgage loans.  The update requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if three conditions are met. The first condition would be that the loan has a government guarantee that is not separable from the loan before foreclosure. The second condition is that at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim. The third and final condition is that at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for the reporting periods beginning after December 15, 2014. Management does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements or results of operations.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,827	$1,301	$-	$14,128
Municipal bonds	57,168	3,360	(54)	60,474
Mortgage-backed securities:
Collateralized mortgage obligations-private label	65	-	-	65
Collateralized mortgage obligations-government sponsored entities	53,593	282	(1,049)	52,826
Government National Mortgage Association	551	40	-	591
Federal National Mortgage Association	7,475	328	(12)	7,791
Federal Home Loan Mortgage Corporation	2,746	101	-	2,847
Asset-backed securities-private label	1,635	530	(122)	2,043
Asset-backed securities-government sponsored entities	116	11	-	127
Equity securities	22	37	-	59
	$136,198	$5,990	$(1,237)	$140,951

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,857	$991	$-	$13,848
Municipal bonds	57,199	1,385	(540)	58,044
Mortgage-backed securities:
Collateralized mortgage obligations-private label	77	4	-	81
Collateralized mortgage obligations-government sponsored entities	63,840	362	(1,577)	62,625
Government National Mortgage Association	2,153	66	-	2,219
Federal National Mortgage Association	11,452	318	(136)	11,634
Federal Home Loan Mortgage Corporation	5,774	117	(75)	5,816
Asset-backed securities-private label	3,637	618	(757)	3,498
Asset-backed securities-government sponsored entities	130	4	-	134
Equity securities	22	43	-	65
	$157,141	$3,908	$(3,085)	$157,964

All of our collateralized mortgage obligations are backed by residential mortgages.

At September 30, 2014 and at December 31, 2013, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At September 30, 2014 and December 31, 2013, thirty-one municipal bonds with a cost of $10.7 million and fair value of $11.4 million and $11.1 million,  respectively, were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at September 30, 2014, six municipal bonds with a cost and fair value of $1.5 million and $1.6 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2013, five municipal bonds with a cost and fair value of $1.1 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
September 30, 2014
Municipal bonds	$-	$-	$1,721	$(54)	$1,721	$(54)
Mortgage-backed securities	10,598	(122)	25,732	(939)	36,330	(1,061)
Asset-backed securities -private label	-	-	1,513	(122)	1,513	(122)

	$10,598	$(122)	$28,966	$(1,115)	$39,564	$(1,237)

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2013
Municipal bonds	$14,052	$(540)	$-	$-	$14,052	$(540)
Mortgage backed securities	41,094	(1,267)	12,768	(521)	53,862	(1,788)
Asset-backed securities -private label	-	-	2,794	(757)	2,794	(757)

	$55,146	$(1,807)	$15,562	$(1,278)	$70,708	$(3,085)

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

At September 30, 2014, the Company’s investment portfolio included ten mortgage-backed securities in the “unrealized losses less than twelve months” category. The mortgage-backed securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, and the mortgage-backed securities were issued by government sponsored enterprises.  The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

At September 30, 2014, the Company had five municipal bonds, twenty one mortgage-backed securities and two private label asset-backed securities in the “unrealized losses twelve months or more” category.

The five municipal bonds and twenty one mortgage-backed securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The two private label asset-backed securities in this category were evaluated further for OTTI, as the probability of default is high and the Company’s analysis indicated a possible loss of principal.

The following table provides additional information relating to these private label asset-backed securities as of September 30, 2014 (dollars in thousands):

							Foreclosure/
			Unrealized	Lowest	Delinquent %		OREO/
Security	Book Value	Fair Value	Loss	Rating	Over 60 days	Over 90 days	Bankruptcy %	OREO%
1	$949	$859	$(90)	CCC	24.10%	22.50%	12.30%	1.20%
2	686	654	(32)	CCC	17.40%	15.90%	6.00%	1.50%
Total	$1,635	$1,513	$(122)

The two private label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these two private label asset-backed securities occurred due to the ongoing challenges in the economic environment and increased levels of delinquency trends in the underlying loan pools. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the securities listed above did not reflect the need to record an OTTI charge against earnings during the nine months ended September 30, 2014. The estimated discounted cash flows for these securities did not show an additional principal loss under various prepayment and default rate scenarios. Management concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of September 30, 2014. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-value ratios and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of September 30, 2014 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive income (loss), net of tax on the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of earnings:

	For The Nine Months Ended September 30,	For The Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Beginning balance	$1,318	$1,155
Additions:
Credit loss not previously recognized	-	180
Reductions:
Realized loss on sale of security on OTTI previously recognized	(282)	-
Losses realized during the period on OTTI previously recognized	(3)	(13)
Receipt of cash flows on previously recorded OTTI	(136)	-
Ending balance	$897	$1,322

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
September 30, 2014:
After one year through five years	$597	$649
After five years through ten years	30,825	33,119
After ten years	38,573	40,834
Mortgage-backed securities	64,430	64,120
Asset-backed securities	1,751	2,170
Equity securities	22	59
	$136,198	$140,951

The Company sold one private-label asset-backed security and six mortgage-backed securities during the nine months ended September 30, 2014, for total proceeds of $10.3 million, resulting in gross realized gains of $274,000 and gross realized losses of $215,000. During the nine months ended September 30, 2013, the Company sold available for sale securities for total proceeds of $3.0 million, resulting in gross realized gains of $206,000. During the nine months ended September 30, 2013, the Company received a $1.4 million settlement related to the sale of available for sale securities in the fourth quarter of 2012.

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

•

Home Equity - are loans or lines of credit secured by second lien collateral on owner-occupied residential real estate primarily held in the Western New York area.  These loans can also be affected by economic conditions and the values of underlying properties. Home equity loans may have increased risk of loss if the Company does not hold the first mortgage resulting in the Company being in a secondary position in the event of collateral liquidation.  The Company does not originate interest only home equity loans.

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

The following tables summarize the activity in the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of September 30, 2014.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2013
Allowance for Loan Losses:
Balance – July 1, 2013	$454	$41	$1,082	$-	$226	$5	$15	$1,823
Charge-offs	(52)	-	(21)	-	(17)	(2)	-	(92)
Recoveries	27	-	-	-	1	-	-	28
Provision (Credit)	(81)	38	119	2	(12)	8	(14)	60
Balance – September 30, 2013	$348	$79	$1,180	$2	$198	$11	$1	$1,819

Balance – January 1, 2013	$393	$79	$1,118	$-	$202	$14	$-	$1,806
Charge-offs	(52)	-	(21)	-	(47)	(19)	-	(139)
Recoveries	35	4	5	-	3	-	-	47
Provision (Credit)	(28)	(4)	78	2	40	16	1	105
Balance – September 30, 2013	$348	$79	$1,180	$2	$198	$11	$1	$1,819

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2014
Allowance for Loan Losses:
Balance – July 1, 2014	$345	$97	$1,049	$-	$196	$22	$64	$1,773
Charge-offs	-	(12)	-	-	(21)	(11)	-	(44)
Recoveries	1	1	-	-	-	2	-	4
Provision (Credit)	82	15	(5)	-	25	11	(58)	70
Balance – September 30, 2014	$428	$101	$1,044	$-	$200	$24	$6	$1,803

Balance – January 1, 2014	$355	$80	$1,104	$-	$218	$9	$47	$1,813
Charge-offs	(17)	(25)	-	-	(25)	(29)	-	(96)
Recoveries	3	1	-	-	-	12	-	16
Provision (Credit)	87	45	(60)	-	7	32	(41)	70
Balance – September 30, 2014	$428	$101	$1,044	$-	$200	$24	$6	$1,803
Ending balance: individually evaluated for impairment	$-	-	125	-	6	-	-	$131
Ending balance: collectively evaluated for impairment	$428	$101	$919	$-	$194	$24	$6	$1,672

Gross Loans Receivable (1):
Ending balance	$167,301	$32,100	$58,585	$2,657	$11,809	$1,584	$-	$274,036
Ending balance: individually evaluated for impairment	$213	$10	$3,023	$-	$11	$-	$-	$3,257
Ending balance: collectively evaluated for impairment	$167,088	$32,090	$55,562	$2,657	$11,798	$1,584	$-	$270,779

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,803) or deferred loan costs of $2,923.

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class as of December 31, 2013:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2013
Allowance for Loan Losses:
Balance – December 31, 2013	$355	$80	$1,104	$-	$218	$9	$47	$1,813
Ending balance: individually evaluated for impairment	$-	-	125	-	-	-	-	$125
Ending balance: collectively evaluated for impairment	$355	$80	$979	$-	$218	$9	$47	$1,688

Gross Loans Receivable (1):
Ending Balance	$170,793	$31,675	$58,746	$936	$12,645	$1,517	$-	$276,312
Ending balance: individually evaluated for impairment	$177	$4	$2,458	$-	$9	$-	$-	$2,648
Ending balance: collectively evaluated for impairment	$170,616	$31,671	$56,288	$936	$12,636	$1,517	$-	$273,664

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,813) or deferred loan costs of $2,846.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
				For the Nine Months Ended
	At September 30, 2014			September 30, 2014
With no related allowance recorded:
Residential, one- to four-family	$213	$213	$-	$217	$7
Home equity	10	10	-	11	1
Commercial real estate	2,422	2,422	-	2,423	16
Commercial loans	5	5	-	6	-
With an allowance recorded:
Commercial real estate	601	601	125	589	5
Commercial loans	6	6	6	7	-
Total	$3,257	$3,257	$131	$3,253	$29

				For the Year Ended
	At December 31, 2013			December 31, 2013
With no related allowance recorded:
Residential, one- to four-family	$177	$177	$-	$189	$11
Home equity	4	4	-	5	-
Commercial real estate	1,911	1,911	-	1,969	80
Commercial loans	9	9	-	69	4
With an allowance recorded:
Commercial real estate	547	547	125	656	55
Commercial loans	-	-	-	44	-
Total	$2,648	$2,648	$125	$2,932	$150

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
September 30, 2014:
Real Estate Loans:
Residential, one- to four-family	$740	$1,081	$1,155	$2,976	$164,325	$167,301	$2,352
Home equity	241	222	156	619	31,481	32,100	300
Commercial	623	-	1,998	2,621	55,964	58,585	2,599
Construction	-	-	-	-	2,657	2,657	-
Other Loans:
Commercial	36	-	37	73	11,736	11,809	77
Consumer	2	-	4	6	1,578	1,584	5
Total	$1,642	$1,303	$3,350	$6,295	$267,741	$274,036	$5,333

December 31, 2013:
Real Estate Loans:
Residential, one- to four-family	$1,629	$825	$880	$3,334	$167,459	$170,793	$2,145
Home equity	326	32	156	514	31,161	31,675	325
Commercial	43	-	1,911	1,954	56,792	58,746	1,911
Construction	-	-	-	-	936	936	-
Other Loans:
Commercial	50	-	41	91	12,554	12,645	137
Consumer	18	1	4	23	1,494	1,517	7
Total	$2,066	$858	$2,992	$5,916	$270,396	$276,312	$4,525

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the nine month periods ended September 30, 2014 and 2013 was $278,000 and $91,000, respectively.

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

Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are classified.

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of September 30, 2014 and December 31, 2013:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
September 30, 2014
Real Estate Loans:
Residential, one- to four-family	$164,201	$-	$3,100	$-	$-	$167,301
Home equity	31,667	-	433	-	-	32,100
Commercial	51,915	3,269	2,714	687	-	58,585
Construction	2,657	-	-	-	-	2,657
Other Loans:
Commercial	11,123	558	123	5	-	11,809
Consumer	1,577	-	6	-	1	1,584
Total	$263,140	$3,827	$6,376	$692	$1	$274,036

December 31, 2013
Real Estate Loans:
Residential, one- to four-family	$168,018	$-	$2,775	$-	$-	$170,793
Home equity	31,253	-	387	35	-	31,675
Commercial	53,136	2,743	2,320	547	-	58,746
Construction	936	-	-	-	-	936
Other Loans:
Commercial	12,080	347	218	-	-	12,645
Consumer	1,512	-	1	-	4	1,517
Total	$266,935	$3,090	$5,701	$582	$4	$276,312

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At September 30, 2014
Real Estate Loans:
Residential, one- to four-family	5	$213	-	$-	5	$213	-	$-
Home equity	2	10	-	-	2	10	-	-
Total	7	$223	-	$-	7	$223	-	$-

At December 31, 2013
Real Estate Loans:
Residential, one- to four-family	4	$192	1	$48	3	$144	1	$48
Home equity	1	4	-	-	1	4	-	-
Total	5	$196	1	$48	4	$148	1	$48

The following table details the activity in loans which were first deemed to be TDRs during the nine months ended September 30, 2014 and 2013. No loans were first deemed TDRs during the three months ended September 30, 2014 and 2013.

	For The Nine Months Ended September 30,
	2014			2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$46	$46	4	$208	$208
Home equity	1	6	6	1	5	5
Total	2	$52	$52	5	$213	$213

No additional loan commitments were outstanding to these borrowers at September 30, 2014 and at December 31, 2013.

Some loan modifications classified as TDRs may not ultimately result in full collection of principal and interest, as modified, which may result in potential losses. These potential losses have been factored into our overall estimate of the allowance for loan losses. The impact on the allowance was immaterial.

Note 5 – Earnings per Share

Earnings per share was calculated for the three and nine months ended September 30, 2014 and 2013, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), unearned shares held by the 2006 Recognition and Retention Plan (“RRP”), and the 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended September 30,
	2014	2013
Numerator – net income	$688,000	$986,000
Denominator:
Basic weighted average shares outstanding	5,763,417	5,703,020
Increase in weighted average shares outstanding due to:
Stock options	28,428	17,004
Diluted weighted average shares outstanding	5,791,845	5,720,024

Earnings per share:
Basic	$0.12	$0.17
Diluted	$0.12	$0.17

	Nine Months Ended September 30,
	2014	2013
Numerator – net income	$2,362,000	$2,692,000
Denominator:
Basic weighted average shares outstanding	5,723,148	5,701,450
Increase in weighted average shares outstanding due to:
Stock options	28,269	11,610
Diluted weighted average shares outstanding	5,751,417	5,713,060

Earnings per share:
Basic	$0.41	$0.47
Diluted	$0.41	$0.47

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

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	September 30,	December 31,
	2014	2013
	(Dollars in thousands)

Commitments to grant loans	$12,468	$8,420
Unfunded commitments under lines of credit	$28,118	$28,430

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At September 30, 2014 and December 31, 2013, the Company’s fixed rate loan commitments totaled $8.0 million and $6.2 million, respectively. The range of interest rates on the fixed rate commitments at September 30, 2014 was 3.75% to 6.25%.

Note 7 – Stock-based Compensation

As of September 30, 2014, the Company had four stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $62,000 and $33,000 for the three months ended September 30, 2014 and 2013, respectively. The compensation cost that has been recorded for the nine months ended September 30, 2014 and 2013, respectively was $131,000 and $98,000.

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

A summary of the status of the Stock Option Plan as of September 30, 2014 and 2013 is presented below:

	September 30, 2014			September 30, 2013
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	230,106	$11.05		236,809	$11.05
Granted	-	-		-	-
Exercised	(3,646)	11.50		(506)	$8.01
Forfeited	-	-		-	-
Outstanding at end of period	226,460	$11.04	2 years	236,303	$11.05	3 years

Options exercisable at end of period	222,905	$11.09	2 years	227,043	$11.18	3 years

Fair value of options granted		-			-

:

At September 30, 2014, stock options outstanding had an intrinsic value of $8,000 and 60,753 options remained available for grant under the Stock Option Plan.  Compensation expense amounted to $1,000 for the quarter ended September 30, 2014 and $3,000 for the quarter ended September 30, 2013. Compensation expense amounted to $3,000 for the nine months ended September 30, 2014 and $7,000 for the nine months ended September 30, 2013. At September 30, 2014, $1,000 of unrecognized compensation cost related to stock options is expected to be recognized over a period of 3 months.

2006 Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s stockholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

On August 12, 2014, the Board of Directors granted 24,471 restricted stock awards under the RRP to non-employee directors and employees. The fair value of these awards on the grant date was $12.16. Awards vest at a rate of 20% per year.  As of September 30, 2014 there were 80,794 shares vested or distributed to eligible participants under the RRP.  Compensation expense related to the RRP amounted to $14,000 for the quarter ended September 30, 2014 and $7,000 for the quarter ended September 30, 2013. Compensation expense related to the RRP amounted to $24,000 for the nine months ended September 30, 2014 and 2013. At September 30, 2014, $297,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 33 to 59 months.

A summary of the status of unvested shares under the RRP for the nine months ended September 30, 2014 and 2013 is as follows:

	2014	Weighted Average Grant Price	2013	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	6,595	$7.99	10,630	$7.98
Granted	24,471	12.16	-	-
Vested	(4,035)	7.97	(4,035)	7.96
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	27,031	$11.77	6,595	$7.99

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

The Board of Directors has granted restricted stock awards as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value of Award on Grant Date	Awardees

May 21, 2014	3,518	100% on December 9, 2014	$12.28	Non-employee directors
August 12, 2014	21,052	20% per year with first vesting date on August 12, 2015	$12.16	Non-employee directors

A summary of the status of unvested shares under the EIP for the nine months ended September 30, 2014 is as follows:

	2014	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	-	$-
Granted	24,570	12.18
Vested	-	-
Forfeited	-	-
Unvested shares outstanding at end of period	24,570	$12.18

Compensation expense related to the EIP amounted to $25,000 and $33,000 for the three and nine months ended September 30, 2014. At September 30, 2014, $265,000 of unrecognized compensation cost related to unvested awards is expected to be recognized over a period of 3 to 59 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and the Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of September 30, 2014, the balance of the loan to the ESOP was $1.9 million and the fair value of unallocated shares was $2.2 million.  As of September 30, 2014, there were 51,647 allocated shares and 174,569 unallocated shares compared to 46,731 allocated shares and 182,504 unallocated shares at September 30, 2013. The ESOP compensation expense was $22,000 for the quarter ended September 30, 2014 and $23,000 for the quarter ended September 30, 2013, based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $71,000 for the nine months ended September 30, 2014, and $67,000 for the nine months ended September 30, 2013 based on 5,951 shares earned in each of those quarters.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2014 and December 31, 2013 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

The measurement of fair value under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC Topic 820”) establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities measurements (Level 1) and the lowest priority to unobservable input measurements (Level 3).  The three levels of the fair value hierarchy under ASC Topic 820 are as follows:

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013 were as follows:

	Fair Value Measurements at September 30, 2014
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$14,128	$14,128	$-	$-
Municipal bonds	60,474	-	60,474	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	65	-	65	-
Collateralized mortgage obligations-government sponsored entities	52,826	-	52,826	-
Government National Mortgage Association	591	-	591	-
Federal National Mortgage Association	7,791	-	7,791	-
Federal Home Loan Mortgage Corporation	2,847	-	2,847	-
Asset-backed securities:
Private label	2,043	-	-	2,043
Government sponsored entities	127	-	127	-
Equity securities	59	-	59	-
Total	$140,951	$14,128	$124,780	$2,043

Measured at fair value on a non-recurring basis:
Impaired loans	$699	$-	$-	$699
Foreclosed real estate	458	-	-	458

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the nine months ended September 30, 2014.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the nine months ended September 30, 2014 and 2013:

	2014	2013
	(Dollars in thousands)
Beginning Balance	$3,498	$3,873
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income	723	240
Total losses - realized/unrealized:
Included in earnings	(98)	(180)
Included in other comprehensive income	(176)	-
Sales	(1,544)	-
Principal paydowns	(360)	(298)
Transfers to (out of) Level 3	-	-
Ending Balance	$2,043	$3,635

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

The following table presents additional quantitative information about the Level 3 inputs for the asset-backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of September 30, 2014 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value Estimate	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
Asset-backed securities - private label	$2,043	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	4 - 10	4.0% - 6.0%	70.0% - 100.0%

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

An impaired loan is carried at fair value based on either a recent appraisal less estimated selling costs of related collateral or discounted cash flows based on current market conditions. As of September 30, 2014, two impaired loans with a specific allowance had a carrying amount of $606,000 with a valuation allowance of $131,000. The allocated allowance is based on a fair value measurement of underlying collateral of $646,000 less estimated liquidation expenses equal to 10% of the collateral value, resulting in an additional $6,000 provision for loan losses during the nine month period ended September 30, 2014. As of September 30, 2014, impaired loans with no specific allowance had a carrying amount of $41,000 and a fair value of $53,000. As of December 31, 2013, one impaired loan with a specific allowance had a carrying amount of $547,000 with a valuation allowance of $125,000. The allocated allowance is based on a fair value measurement of underlying collateral of $646,000 less estimated liquidation expenses equal to 10% of the collateral value, past due and estimated delinquent real estate taxes, and an additional discount for dated financial information. As of December 31, 2013, one impaired loan with no specific allowance had a carrying amount of $48,000 and a fair value of $53,000.  The use of independent appraisals, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral of impaired loans and are therefore classified within Level 3 of the fair value hierarchy.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value based on recent appraisals less estimated selling costs. The fair value of foreclosed assets is reported on a non-recurring basis when the value of acquired property has been written down. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value of the underlying collateral on foreclosed real estate and is therefore classified within Level 3 of the fair value hierarchy. As of September 30, 2014, foreclosed real estate had a carrying amount of $445,000 and was written down to $365,000 based on a fair value of $458,000 less estimated liquidation expenses of 7% to 15% of the collateral value, resulting in an additional write down of $13,000 during the nine month period ended September 30, 2014. As of December 31, 2013 foreclosed real estate had a carrying amount of $644,000 and was written down to $486,000 based on a fair value of $555,000 less estimated liquidation expenses of 7% to 15% of the collateral value resulting in $158,000 in write-downs during the year ended December 31, 2013.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at September 30, 2014
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$41,892	$41,892	$41,892	$-	$-
Securities available for sale	140,951	140,951	14,128	124,780	2,043
Federal Home Loan Bank stock	1,375	1,375	-	1,375	-
Loans receivable, net	275,156	273,073	-	-	273,073
Accrued interest receivable	1,864	1,864	-	1,864	-

Financial liabilities:
Deposits	389,505	392,269	-	392,269	-
Long-term debt	18,950	19,052	-	19,052	-
Accrued interest payable	40	40	-	40	-

Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2013
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$17,202	$17,202	$17,202	$-	$-
Securities available for sale	157,964	157,964	13,848	140,618	3,498
Federal Home Loan Bank stock	1,560	1,560	-	1,560	-
Loans receivable, net	277,345	266,449	-	-	266,449
Accrued interest receivable	1,787	1,787	-	1,787	-

Financial liabilities:
Deposits	388,235	392,801	-	392,801	-
Short-term borrowings	11,650	11,650	-	11,650	-
Long-term debt	7,850	7,971	-	7,971	-
Accrued interest payable	25	25	-	25	-

Off-balance-sheet financial instruments	-	-	-	-	-

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

Note 9 – Treasury Stock

During the quarter and nine months ended September 30, 2014, the Company repurchased 100 and 5,000 shares of common stock at an average price of $12.39 and $12.30 per share, respectively. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of September 30, 2014, there were 56,410 shares remaining to be repurchased under the existing stock repurchase program. During the quarter and nine months ended September 30, 2014, the Company transferred 21,052 and 24,570 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, respectively, at an average cost of $9.39 per share to fund awards granted under the 2012 Equity Incentive Plan.

During the quarter and nine months ended September 30, 2013, the Company repurchased 5,000 shares of common stock at an average cost of $11.55 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of September 30, 2013, there were 66,510 shares remaining to be repurchased under the existing stock repurchase program.

Note 10 – Subsequent Events

On October 22, 2014, the Board of Directors declared a quarterly dividend of $0.07 per share on the Company’s common stock, payable on November 18, 2014 to stockholders of record as of November 4, 2014. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 61.2% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $255,000. On March 6, 2014, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 5, 2015, aggregating up to $0.28 per share. The MHC waived $255,000 of dividends during the three months ended September 30, 2014 and $765,000 for the nine month period ended September 30, 2014. Cumulatively, Lake Shore, MHC has waived approximately $6.2 million of cash dividends as of September 30, 2014.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of September 30, 2014 compared to the financial condition as of December 31, 2013 and the consolidated results of operations for the three and nine months ended September 30, 2014 and 2013.

Our results of operations depend primarily on our net interest income, which is the difference between the interest income we earn on loans and investments and the interest expense we pay on deposits and other interest-bearing liabilities such as borrowings.  Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on these balances.

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

While the recession is officially over and improvements have been noted in the housing market and unemployment rate, the Federal Reserve has continued to maintain the Fed Funds rate at 0.00%-0.25% for more than five years.  The Federal Reserve has indicated that the Fed Funds rate will remain low until its dual mandates of maximum employment and a 2% inflation rate are achieved on a consistent basis, and as such, this rate is not expected to increase until mid-2015 or beyond.  At the December 2013 meeting of the Federal Open Market Committee (“FOMC”), the Federal Reserve began to taper its quantitative easing (“QE”) program by reducing its purchases of mortgage-backed securities and treasury bonds by $10 billion per month. This program was further reduced by the FOMC at each subsequent meeting until the end of the program in October 2014.  The Fed continues to reinvest cash flow received on its portfolio back into agency mortgage backed securities and treasury bonds.  This action will continue to exert downward pressure on long-term rates.  Current interest rates on residential mortgage loans remain very low compared to historical yields, and the rates have declined since January 2014. Despite this recent decline in interest rates on residential mortgage loans, the current interest rates have increased by approximately 70 basis points in the past 18 months, which has resulted in decreased loan origination and refinance activity.  We will continue to closely monitor the impact of the national and regional economy on our net interest margin, results of operations and critical risk areas, including interest rate risk and credit risk.

As discussed in the Company’s Annual Report on Form 10-K Part I, Item 1 “Business – Supervision and Regulation” for the year ended December 31, 2013, since October 2008, numerous legislative actions, including the Dodd-Frank Act, have been taken in response to the financial crisis affecting the banking system and financial markets. While many of the regulations mandated by Dodd-Frank have been written, there are still a number that have not yet been finalized.  While we do not know all the possible outcomes from these initiatives, we can anticipate that the Company will need to dedicate more resources to ensure compliance with the new legislation and regulations, which may impact profitability.  There can be no assurance as to the actual impact any governmental program will have on the financial markets or our financial condition and results of operations.  We remain active in monitoring these developments and supporting the interests of our shareholders.

Management Strategy

Our Reputation.  Our primary management strategy has been to retain our perceived image as one of the most respected and recognized community banks in Western New York with over 123 years of service to our community.  Our management strives to accomplish this goal by continuing to emphasize our high quality customer service and financial strength.

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

Residential Mortgage and Other Lending.  Historically, our lending portfolio has consisted predominantly of residential one- to four-family mortgage loans. At September 30, 2014 and December 31, 2013, we held $167.3 million and $170.8 million of residential one- to four-family mortgage loans, respectively, which constituted 61.1% and 61.8% of our total loan portfolio, at such respective dates. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. At September 30, 2014 and December 31, 2013, our commercial real estate loan portfolio consisted of loans totaling $58.6 million and $58.7 million respectively, or 21.4% and 21.3%, respectively, of total loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans. At September 30, 2014 and December 31, 2013, our commercial business loan portfolio consisted of loans totaling $11.8 million and $12.6 million, respectively, or 4.3% and 4.6%, respectively, of total loans. Other loan products offered to our customers include home equity lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. We may sell one- to four-family residential loans in the future as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential mortgage loans. One- to four-family residential mortgage loans will continue to be the dominant type of loan in our lending portfolio.

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

At September 30, 2014 and December 31, 2013, we had $141.0 million and $158.0 million, respectively, invested in securities available for sale, the majority of which are Treasury securities, agency collateralized mortgage obligation securities (“CMOs”), agency mortgage-backed securities, and municipal securities.

Asset-Liability Strategy.    As stated above, our business consists primarily of originating one- to four-family residential real estate loans and commercial real estate loans secured by property in our market area and investing in residential mortgage-backed securities, CMOs and municipal securities.  One- to four-family residential real estate loans generally involve a lower degree of credit risk and carry a lower yield than commercial real estate and commercial business loans.  The average maturity of residential real estate loans is longer than that for commercial loans.  Our loans are primarily funded by time deposits, which typically mature within 2 years on average and core deposits (i.e. checking, savings and money market accounts).  As a result, we are exposed to interest rate risk, as our interest-bearing liabilities will mature or re-price more quickly than our interest-earning assets in a rising rate environment.  Although we plan to continue to originate one- to four- family residential mortgage loans going forward, we have been and intend to continue to increase our focus on the origination of commercial real estate loans and commercial business loans, which generally have higher returns and shorter durations than one- to four- family residential real estate loans.  As part of our asset liability strategy, we review the duration of assets on our balance sheet, and if necessary, we may sell loans or securities to help manage our interest rate risk.  Our strategy also includes improving our funding mix by increasing core deposits in order to help reduce and control our cost of funds.  We value core deposits because they represent longer-term customer relationships as well as lower cost of funds.  As part of our strategy to expand our commercial loan portfolio, we expect to attract lower cost core deposits as part of these borrower relationships.  We offer competitive rates on a variety of deposit products to meet the needs of our customers and we promote long term deposits, where possible, to meet asset-liability goals. We also consider borrowed funds or derivatives as an opportunity to extend the duration of liabilities at attractive levels.

We are actively involved in managing our balance sheet through the direction of our Asset-Liability Committee and the assistance of a third party advisor.  Recent economic conditions have underscored the importance of a strong balance sheet.  We strive to achieve this through managing our interest rate risk, maintaining strong capital levels, putting aside adequate loan loss reserves and keeping liquid assets on hand.  We believe diversifying our asset mix may improve the net interest margin and reduce the exposure of our net interest income and earnings to interest rate risk.  We will continue to manage our interest rate risk by diversifying the type and maturity of our assets in our loan and investment portfolios and monitoring the maturities in our deposit portfolio and borrowing facilities.

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

	For the Three Months Ended			For the Three Months Ended
	September 30, 2014			September 30, 2013
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$36,265	$6	0.07%	$24,609	$5	0.08%
Securities	144,321	1,082	3.00%	157,728	1,195	3.03%
Loans	275,079	3,307	4.81%	271,681	3,426	5.04%
Total interest-earning assets	455,665	4,395	3.86%	454,018	4,626	4.08%
Other assets	33,550			34,165
Total assets	$489,215			$488,183

Interest-bearing liabilities
Demand & NOW accounts	$46,321	$14	0.12%	$42,481	$12	0.11%
Money market accounts	78,717	61	0.31%	75,327	67	0.36%
Savings accounts	42,295	11	0.10%	39,727	10	0.10%
Time deposits	186,567	638	1.37%	200,221	708	1.41%
Borrowed funds	18,950	102	2.15%	22,047	62	1.12%
Other interest-bearing liabilities	1,102	25	9.07%	1,167	27	9.25%
Total interest-bearing liabilities	373,952	851	0.91%	380,970	886	0.93%
Other non-interest bearing liabilities	45,688			42,449
Stockholders' equity	69,575			64,764
Total liabilities & stockholders' equity	$489,215			$488,183
Net interest income		$3,544			$3,740
Interest rate spread			2.95%			3.15%
Net interest margin			3.11%			3.30%

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2014			September 30, 2013
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$25,500	$10	0.05%	$21,629	$13	0.08%
Securities	152,106	3,473	3.04%	158,709	3,534	2.97%
Loans	275,316	9,977	4.83%	271,271	10,361	5.09%
Total interest-earning assets	452,922	13,460	3.96%	451,609	13,908	4.11%
Other assets	34,279			34,041
Total assets	$487,201			$485,650

Interest-bearing liabilities
Demand & NOW accounts	$45,780	$41	0.12%	$42,082	$36	0.11%
Money market accounts	78,779	198	0.34%	73,103	201	0.37%
Savings accounts	41,228	32	0.10%	38,754	30	0.10%
Time deposits	189,854	1,958	1.38%	199,782	2,146	1.43%
Borrowed funds	19,276	202	1.40%	23,454	203	1.15%
Other interest-bearing liabilities	1,118	76	9.06%	1,181	79	8.92%
Total interest-bearing liabilities	376,035	2,507	0.89%	378,356	2,695	0.95%
Other non-interest bearing liabilities	42,837			40,805
Stockholders' equity	68,329			66,489
Total liabilities & stockholders' equity	$487,201			$485,650
Net interest income		$10,953			$11,213
Interest rate spread			3.07%			3.16%
Net interest margin			3.22%			3.31%

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

	Three Months Ended September 30, 2014
	Compared to
	Three Months Ended September 30, 2013
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(1)	$2	$1
Securities	(12)	(101)	(113)
Loans, including fees	(161)	42	(119)
Total interest-earning assets	(174)	(57)	(231)

Interest-bearing liabilities:
Demand & NOW accounts	1	1	2
Money market accounts	(9)	3	(6)
Savings accounts	-	1	1
Time deposits	(23)	(47)	(70)
Total deposits	(31)	(42)	(73)
Other interest-bearing liabilities:
Borrowed funds & other	49	(11)	38
Total interest-bearing liabilities	18	(53)	(35)
Total change in net interest income	$(192)	$(4)	$(196)

	Nine Months Ended September 30, 2014
	Compared to
	Nine Months Ended September 30, 2013
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(5)	$2	$(3)
Securities	88	(149)	(61)
Loans, including fees	(537)	153	(384)
Total interest-earning assets	(454)	6	(448)

Interest-bearing liabilities:
Demand & NOW accounts	2	3	5
Money market accounts	(18)	15	(3)
Savings accounts	-	2	2
Time deposits	(84)	(104)	(188)
Total deposits	(100)	(84)	(184)
Other interest-bearing liabilities:
Borrowed funds & other	(44)	40	(4)
Total interest-bearing liabilities	(144)	(44)	(188)
Total change in net interest income	$(310)	$50	$(260)

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

In the current extended low interest-rate environment, yields on the lending and investment portfolios have declined significantly, as have rates on deposit products and borrowed funds.   Recently, the cost of funding has remained flat or increased slightly while asset yields have fallen, which has resulted in a decline of the net interest margin.

For the three months ended September 30, 2014, the average yields on our loan and investment portfolios were 4.81% and 3.00%, respectively, in comparison to 5.04% and 3.03%, respectively, for the three months ended September 30, 2013.  Overall, the average yield on our interest earning assets decreased by 22 basis points to 3.86% for the three months ended September 30, 2014 in comparison to the three months ended September 30, 2013 primarily due to lower interest income earned on our loan portfolio as a result of the low interest rate environment and an increase in the average balance of cash and cash equivalents.  For the three months ended September 30, 2014, the average rate that we were paying on interest-bearing liabilities decreased by two basis points to 0.91% in comparison with the same period in the prior year.  This was primarily due to a decrease in the average interest rate paid on time deposits, offset by an increase in the rate paid on borrowed funds. The average balance of core deposits has increased by $9.8 million since September 30, 2013 while there has been a decline of $13.7 million in average time deposit balances.    Our interest rate spread for the three months ended September 30, 2014 was 2.95% which was a 20 basis point decrease in comparison to the three months ended September 30, 2013.  Our net interest margin was 3.11% and 3.30% for the three months ended September 30, 2014 and 2013, respectively.

For the nine month period ended September 30, 2014, the average yields on our loan portfolio and investment portfolio were 4.83% and 3.04%, respectively, in comparison to 5.09% and 2.97%, respectively for the nine month period ended September 30, 2013.  Overall, the average yield on our interest earning assets decreased by 15 basis points to 3.96% for the nine months ended September 30, 2014 from 4.11% for the nine months ended September 30, 2013 primarily due to lower interest income earned on our loan portfolio as a result of the low interest rate environment and an increase in the average balance of cash and cash equivalents.  For the nine months ended September 30, 2014, the average rate paid on interest-bearing liabilities decreased by six basis points to 0.89% in comparison to the same period in the prior year.  This was primarily due to a decrease in the average interest rate paid on time deposits from 1.43% for the nine month period ended September 30, 2013 to 1.38% for the nine month period ended September 30, 2014, along with a  $9.9 million decrease in the average balance of time deposits since September 30, 2013.  The average balance of core deposits increased by $11.8 million since September 30, 2013. The overall decrease in the average rate paid on interest-bearing liabilities was partially offset by a 25 basis point increase in the average interest rate paid on borrowed funds during the nine months ended September 30, 2014 in comparison to the same period in the prior year.  Our interest rate spread for the nine months ended September 30, 2014 was 3.07%, which was a nine basis point decrease in comparison to the nine months ended September 30, 2013.  Our net interest margin was 3.22% and 3.31% for the nine months ended September 30, 2014 and 2013, respectively.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total assets at September 30, 2014 were $486.6 million, an increase of $4.4 million, or 0.9%, from $482.2 million at December 31, 2013.  The increase in total assets was primarily due to a $24.7 million increase in cash and cash equivalents, partially offset by a $17.0 million decrease in securities available for sale, a $2.2 million decrease in loans receivable, net and a $1.0 million decrease in other assets.

Cash and cash equivalents increased by $24.7 million, or 143.5%, from $17.2 million at December 31, 2013 to $41.9 million at September 30, 2014.  The increase was primarily attributed to the receipt of cash proceeds from the sale of $10.3 million of available for sale securities and from $13.1 million of net pay-downs on the investment and loan portfolios. The increase was also due to a $1.3 million increase in total deposits which were partially offset by cash used to originate loans and pay-down borrowings.

Securities available for sale decreased by $17.0 million, or 10.8%, to $141.0 million at September 30, 2014 compared to $158.0 million at December 31, 2013.  The decrease was primarily due to the sale of six agency mortgage-backed securities totaling $8.8 million and one asset-backed private label security which totaled $1.5 million. The agency mortgage-backed securities were sold as part of the Bank’s long-term strategy to position itself for a rising interest rate environment by shortening the duration of its assets. During the nine months ended September 30, 2014, $10.6 million of paydowns were received on the investment portfolio and there were no new purchases of securities.  A $3.9 million increase in the market value (before taxes) of the securities available for sale portfolio was recorded between December 31, 2013 and September 30, 2014 due to a decrease in market interest rates.

Net loans receivable decreased during the nine month period ended September 30, 2014 as shown in the table below:

	At September 30,	At December 31,	Change
	2014	2013	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$167,301	$170,793	$(3,492)	(2.0)%
Home equity	32,100	31,675	425	1.3%
Commercial	58,585	58,746	(161)	(0.3)%
Construction	2,657	936	1,721	183.9%

Total real estate loans	260,643	262,150	(1,507)	(0.6)%

Other Loans:
Commercial	11,809	12,645	(836)	(6.6)%
Consumer	1,584	1,517	67	4.4%

Total gross loans	274,036	276,312	(2,276)	(0.8)%
Allowance for loan losses	(1,803)	(1,813)	10	0.6%
Net deferred loan costs	2,923	2,846	77	2.7%

Loans receivable, net	$275,156	$277,345	$(2,189)	(0.8)%

The decrease in net loans receivable was primarily due to a decrease in residential, one- to four-family real estate loans and commercial business loans, partially offset by an increase in construction and home equity loans. As one- to four-family residential real estate loans present additional interest rate risk to our loan portfolio as a result of the longer duration of these types of assets, we remained strategically focused in 2014 on originating adjustable rate commercial real estate and commercial business loans to diversify our asset mix, to take advantage of the opportunities available to serve small businesses in our market area, and to maintain the net interest margin.

Other assets decreased by $1.0 million, or 45.9%, to $1.2 million as of September 30, 2014 as compared to $2.3 million at December 31, 2013. The decrease was attributable to a change in the volume of deferred tax assets resulting from increases in unrealized mark to market gains in our securities portfolio during the first nine months of 2014.

The table below shows changes in deposit balances by type of deposit account between September 30, 2014 and December 31, 2013:

	At September 30,	At December 31,	Change
	2014	2013	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$39,705	$34,320	$5,385	15.7%
Interest bearing	44,543	44,517	26	0.1%
Money market	78,308	77,990	318	0.4%
Savings	42,278	38,833	3,445	8.9%
Time deposits	184,671	192,575	(7,904)	(4.1)%

Total Deposits	$389,505	388,235	1,270	0.3%

The increase in total deposits was due to an increase in all deposit categories except for time deposits. The growth in checking, savings, and money market accounts was the result of the Company’s continued strategic focus on growing low-cost core deposits among its retail and commercial customers.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $550,000, or 2.8%, from $19.5 million at December 31, 2013 to $19.0 million at September 30, 2014.  Short-term borrowings decreased by $11.7 million, or 100.0%, due to a refinancing of the borrowings into long-term debt to lock in fixed rates with lower interest rate risk. Long-term debt increased by $11.1 million primarily due to the refinancing of short-term borrowings described previously.  The refinancing of the short-term borrowings into long-term debt caused our weighted rate on borrowings to increase by 97 basis points to 2.12% at September 30, 2014 from 1.15% at December 31, 2013. During the nine months ended September 30, 2014, the Company paid off $550,000 of long-term debt.

Total stockholders’ equity increased by $4.5 million, or 6.8%, from $65.3 million at December 31, 2013 to $69.7 million at September 30, 2014. The increase was primarily due to a $2.4 million increase in unrealized mark to market gains on available for sale securities (after taxes) and net income of $2.4 million during the nine month period ended September 30, 2014, partially offset by $442,000 in cash dividends paid during the nine month period ended September 30, 2014.

Comparison of Results of Operations for the Three Months Ended September 30, 2014 and 2013

General.  Net income was $688,000 for the three months ended September 30, 2014, or $0.12 per diluted share, a decrease of $298,000, or 30.2%, compared to net income of $986,000, or $0.17 per diluted share, for the three months ended September 30, 2013.  The decrease in net income was due to a $196,000 decrease in net interest income, a $195,000 increase in non-interest expense, a $10,000 increase in provision for loan losses and a $10,000 decrease in non-interest income, partially offset by a $113,000 decrease in income tax expense.

Interest Income.  Interest income decreased by $231,000, or 5.0%, to $4.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This decrease was primarily a result of reduced interest income on loans and investment securities resulting from the continued low interest rate environment. Loan interest income decreased by $119,000, or 3.5%, to $3.3 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to a decrease in the average yield of the loan portfolio from 5.04% for the three months ended September 30, 2013 to 4.81% for the three months ended September 30, 2014. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off, as a result of the current low interest rate environment. The average balance of the loan portfolio increased $3.4 million, or 1.3%, from $271.7 million for the three months ended September 30, 2013 to $275.1 million for the three months ended September 30, 2014. The increase in the average balance of loans receivable was primarily due to an increase in the average balance of one- to four-family real estate loans and home equity loans, partially offset by a decrease in the average balance of commercial real estate and commercial business loans. Investment interest income decreased $113,000, or 9.5%, to $1.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to a decrease in the average balance of the investment portfolio from $157.7 million for the three months ended September 30, 2013 to $144.3 million for the three months ended September 30, 2014. The average balance in the investment portfolio decreased primarily due to the sale of $8.8 million in available for sale securities during the second quarter of 2014 and the receipt of $10.6 million of pay-downs that have not been reinvested in the investment portfolio in order to reduce interest rate risk.  The sale of securities and the increase in cash and cash equivalents on the Bank’s balance sheet has allowed the Bank to position itself to take advantage of an anticipated rising interest rate environment by shortening the duration of assets, which reduces the risk of holding long term securities at low yields.  The average yield on the investment portfolio decreased by three basis points from 3.03% for the three months ended September 30, 2013 to 3.00% for the three months ended September 30, 2014.

Interest Expense.  Interest expense decreased $35,000, or 4.0%, for the three months ended September 30, 2014 to $851,000 compared to $886,000 for the three months ended September 30, 2013.   Interest expense on deposits decreased by $73,000, or 9.2%, to $724,000 for the three months ended September 30, 2014 when compared to the three months ended September 30, 2013 primarily due to the decrease in the average rate paid on deposits and a shift in the deposit mix, resulting in a larger percentage of the deposit portfolio consisting of low cost core deposits.  The average balance of deposits for the three months ended September 30, 2014 was $353.9 million with an average rate of 0.82% compared to the average balance of deposits of $357.8 million and an average rate of 0.89% for the three months ended September 30, 2013. The decrease in the average balance of deposits was due to a decrease in average time deposits, partially offset by an increase in average core deposits. The shift in the deposit mix results in a larger percentage of the deposit portfolio consisting of low cost core deposits. The decrease in the average rate paid on deposits was due to the continued low interest rate environment during the third quarter of 2014. The interest expense related to advances from the FHLBNY increased $40,000, or 64.5%, to $102,000 for the three months ended September 30, 2014 when compared to the three months ended September 30, 2013. This increase was primarily due to a 103 basis point increase in the average rate paid on advances when comparing the three months ended September 30, 2014 with the three months ended September 30, 2013, due to the refinancing of short-term borrowings into long-term debt to lock in low long-term fixed rates and reduce interest rate risk. The average balance of advances from the FHLBNY for the three months ended September 30, 2014 was $19.0 million with an average rate of 2.15% compared to the average balance of advances from the FHLBNY of $22.0 million and an average rate of 1.12% for the three months ended September 30, 2013.

Provision for Loan Losses.    A provision of $70,000 was recorded to the allowance for loan losses during the three month period ended September 30, 2014, an increase of $10,000, compared to a provision of $60,000 during the three month period ended September 30, 2013. Non-performing loans increased to $5.8 million, or 1.97% of total loans, at September 30, 2014 as compared to $3.5 million, or 1.05% of total loans, at September 30, 2013. The increase in non-performing loans at September 30, 2014 was primarily due to the addition of two non-performing commercial real estate loans with a total outstanding balance of $2.3 million. One of these non-performing commercial real estate loans had an outstanding balance of $1.7 million and a provision for loan losses has not been recorded on this loan as management believes that the value of the underlying collateral is sufficient to protect the Bank from loss. Net charge-offs were $40,000 for the three month period ended September 30, 2014 compared to $64,000 for the three month period ended September 30, 2013.

During the three month period ended September 30, 2014, the Company recorded a $97,000 provision for loan losses on one- to four-family and home equity loans, a $25,000 provision for loan losses in commercial loans due to changes in the related environmental factors used to qualitatively assess inherent losses in the loan portfolio and due to an increase in classified loan balances. During the three months ended September 30, 2014, the Company recorded an $11,000 provision for loan losses on consumer loans related to net charge-offs on these types of loans. The provision for loan losses were partially offset by a $58,000 unallocated credit for loan losses. The unallocated credit reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies to estimate an allowance for loan losses.

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

Non-interest Income.  Non-interest income decreased $10,000, or 1.8%, to $531,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease was due to a $206,000 net gain recorded on the sale of available for sale securities during the prior year period, partially offset by a non-cash pre-tax impairment charge of $180,000 for one asset-backed security recorded during the prior year period. During the three months ended September 30, 2014, a $35,000 recovery was recorded on previously impaired investment securities, as well as a $5,000 gain on the sale of loans. Service charges and fees decreased by $25,000 in comparison to the three month period ended September 30, 2013.

Non-interest Expenses.  Non-interest expenses increased $195,000, or 6.5%, to $3.2 million for the three months ended September 30, 2014.  The increase was primarily due to increases in salaries and employee benefit expenses, occupancy and equipment expenses, data processing costs and other expense, partially offset by a decrease in professional fees in the third quarter of 2014. Salaries and employee benefit expenses increased $158,000, or 10.4%, for the three months ended September 30, 2014 as compared to the prior year period. The increase was primarily due to the hiring of an executive vice president for commercial lending, annual salary increases and additional expense for stock grants awarded during the third quarter of 2014.  Occupancy and equipment expense increased $11,000, or 2.1% when compared to the same period in 2013 due to increases for software maintenance, utilities, property taxes and maintenance and repairs of buildings and equipment. Data processing expense increased by $39,000, or 23.9%, for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to the costs associated with the implementation of new mobile banking, online banking and loan origination technology and related software as well as consulting fees related to the negotiation of our core processing contract. Professional services expense decreased $35,000, or 10.5%, for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to a decrease in legal and consulting costs. Other expenses increased $18,000, or 6.9%, for the three months ended September 30, 2014 when compared with the three months ended September 30, 2013 primarily due to a check fraud loss, collection expense and foreclosed property expenses.

Income Taxes Expense.  Income tax expense decreased by $113,000, or 50.9%, from $222,000 for the three months ended September 30, 2013 to $109,000 for the three months ended September 30, 2014. The decrease was primarily due to a decrease in income before income taxes during the three months ended September 30, 2014 as well as a decrease in the effective tax rate from 18.4% for the three month period ended September 30, 2013 to 13.7% for the three month period ended September 30, 2014. The decrease in the effective tax rate was primarily due to a decrease in income as well as a disproportionate increase in tax exempt income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2014 and 2013

General.  Net income decreased by $330,000, or 12.3%, to $2.4 million for the nine month period ended September 30, 2014, or $0.41 per diluted share, as compared to $2.7 million, or $0.47 per diluted share, for the nine month period ended September 30, 2013.  The decrease in net income was primarily due to a $340,000 increase in non-interest expenses and a $260,000 decrease in net interest income, partially offset by a $125,000 decrease in income tax expense, a  $110,000 increase in non-interest income and a $35,000 decrease in the provision for loan losses.

Interest Income.  Interest income decreased by $448,000, or 3.2%, to $13.5 million for the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013.  This decrease was primarily a result of reduced interest income on loans and investment securities due to the continued low interest rate environment. Loan interest income decreased by $384,000, or 3.7%, to $10.0 million for the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013, primarily due to a decrease in the average yield of the loan portfolio from 5.09% for the nine month period ended September 30, 2013 to 4.83% for the nine month period ended September 30, 2014. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off, as a result of the current low interest rate environment. The average balance of the loan portfolio increased $4.0 million, or 1.5%, from $271.3 million for the nine month period ended September 30, 2013 to $275.3 million for the nine month period ended September 30, 2014. The increase in the average balance of loans receivable was primarily due to an increase in the average balance of one- to four- family real estate loans and home equity loans, partially offset by a decrease in the average balance of commercial real estate and commercial business loans.  Investment interest income decreased by $61,000, or 1.7%, to $3.5 million for the nine month period ended September 30, 2014 when compared to the nine month period ended September 30, 2013, primarily due to a decrease in the average balance in the investment portfolio. The average balance in the investment portfolio decreased from $158.7 million for the nine months ended September 30, 2013 to $152.1 million for the nine months ended September 30, 2014. The average balance in the investment portfolio decreased primarily due to the sale of $10.3 million in available for sale securities during the second quarter of 2014 in order to reduce interest rate risk.  The sale of securities and the increase in cash and cash equivalents on the Bank’s balance sheet has allowed the Bank to position itself to take advantage of an anticipated rising interest rate environment by shortening the duration of assets, which reduces the risk of holding long term securities at low yields. The average yield on the investment portfolio increased by seven basis points from 2.97% for the nine month period ended September 30, 2013 to 3.04% for the nine month period ended September 30, 2014.  The average yield on the investment portfolio increased due to the purchase of higher yielding investments during the second half of 2013.

Interest Expense.  Interest expense decreased by $188,000, or 7.0%, to $2.5 million for the nine month period ended September 30, 2014 compared to $2.7 million for the nine month period ended September 30, 2013. The interest paid on deposits decreased by $184,000, or 7.6%, to $2.2 million for the nine month period ended September 30, 2014 when compared to the nine month period ended September 30, 2013, primarily due to the decrease in the average rate paid on deposits and a shift in the deposit mix, resulting in a larger percentage of the deposit portfolio consisting of low cost core deposits.  The average balance of deposits for the nine month period ended September 30, 2014 was $355.6 million with an average rate of 0.84% compared to the average balance of deposits of $353.7 million and an average rate of 0.91% for the nine month period ended September 30, 2013. The increase in the average balance of deposits was due to an increase in average core deposits, partially offset by a decrease in average time deposits. The decrease in the average rate paid on deposits was due to the continued low interest rate environment during the first nine months of 2014 and due to the shift in the deposit mix, resulting in a larger percentage of the deposit portfolio consisting of low cost core deposits. The interest expense related to advances from the FHLBNY was $202,000 for the nine months ended September 30, 2014 compared to $203,000 for the nine months ended September 30, 2014. The average balance of advances from the FHLBNY for the nine months ended September 30, 2014 was $19.3 million with an average rate of 1.40% compared to the average balance of advances from the FHLBNY of $23.5 million and an average rate of 1.15% for the nine months ended September 30, 2013. The increase in the average rate paid on advances from the FHLBNY was primarily due to the refinancing of short-term borrowings into long-term debt during the nine months ended September 30, 2014 to lock in low long-term fixed rates and lower interest rate risk.

Provision for Loan Losses.  A provision of $70,000 was recorded to the allowance for loan losses during the nine month period ended September 30, 2014, a decrease of $35,000, as compared to a provision of $105,000 during the nine month period ended September 30, 2013. Net charge-offs were $80,000 for the nine month period ended September 30, 2014 compared to $92,000 for the nine month period ended September 30, 2013. Non-performing loans increased to $5.8 million, or 1.97% of total loans, at September 30, 2014 as compared to $3.5 million, or 1.05% of total loans, at September 30, 2013. The increase in the non-performing loans at September 30, 2014 was primarily due to the addition of two non-performing commercial real estate loans with a total outstanding balance of $2.3 million. One of these non-performing commercial real estate loans had an outstanding balance of $1.7 million and a provision for loan losses has not been recorded on this loan as management believes that the value of the underlying collateral is sufficient to protect the Bank from loss.

During the nine months ended September 30, 2014, the Company recorded a $132,000 provision for loan losses on one- to four-family and home equity loans primarily due to changes in the related environmental factors used to qualitatively assess inherent losses in the loan portfolio and an increase in classified loan balances. During the nine months ended September 30, 2014, the Company recorded a $32,000 provision for loan losses on consumer loans related to net charge-offs. The provisions for loan losses were partially offset by a $60,000 credit for loan losses on commercial real estate loans during the nine months ended September 30, 2014, primarily due to changes in the environmental factors used to qualitatively assess inherent losses. The environmental change was specifically related to a decrease in the historical average of net charge-offs on these types of loans. The decrease was also attributed to a decrease in the outstanding balance of commercial real estate loans during the nine month period ended September 30, 2014. The provisions for loan losses was also partially offset by a $41,000 unallocated credit for loan losses. The unallocated credit reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies to estimate an allowance for loan loss.

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

Non-interest Income.  Non-interest income increased $110,000, or 7.0%, from $1.6 million for the nine months ended September 30, 2013 to $1.7 million for the nine months ended September 30, 2014. The increase was primarily due to a non-cash, pre-tax impairment charge of $180,000 recorded on one asset-backed security during the prior year period. Non-interest income was also partially impacted by a $136,000 recovery recorded during the nine month period ended September 30, 2014 of previously impaired investment securities as well as by a $5,000 gain on the sale of loans. These increases were partially offset by a $147,000 decrease in the gain recorded on the sale of available for sale securities during the nine month period ended September 30, 2014 as compared to the prior year period. Furthermore, there was a $32,000 decrease in service charges and fees during the nine month period ended September 30, 2014 as compared to the nine month period ended September 30, 2013. Earnings on bank owned life insurance income decreased $25,000 for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013, as a result of declining yields.

Non-interest Expense.  Non-interest expense increased by $340,000, or 3.6%, to $9.7 million for the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013. Salaries and employee benefits expense increased $272,000, or 5.8%, for the nine month period ended

September 30, 2014 compared to the nine month period ended September 30, 2013. This was primarily due to annual salary increases, the hiring of an executive vice president for commercial lending, increased staffing expenses for our newest branch office in Snyder, NY which opened in April 2013, lower deferred salary expense due to decreased loan originations and additional expense for stock grants awarded during the nine month period ended September 30, 2014.  Occupancy and equipment expense increased $139,000, or 9.2%, for the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013, primarily due to increases in software maintenance costs, utilities, property taxes, maintenance and repairs of buildings and equipment and the opening of the Snyder office in the second quarter of 2013. Data processing expense increased $99,000, or 20.6%, during the nine month period ended September 30, 2014, primarily due to the costs associated with the implementation of new mobile banking, online banking and loan origination technology and related software as well as consulting fees related to the negotiation of our core processing contract. FDIC insurance expense increased $17,000, or 8.8%, for the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013, due to an increase in assessed fees. Professional services expense decreased $123,000, or 11.4%, for the nine month period ended September 30, 2014 compared to the nine month period September 30, 2013, primarily due to lower legal, accounting and consulting expenses. Other expenses decreased $62,000, or 6.9%, for the nine month period ended September 30, 2014 when compared with the nine month period ended September 30, 2013 primarily due to decreased expenses related to collections and foreclosed properties.

Income Tax Expense. Income tax expense decreased by $125,000, or 20.4%, from $612,000 for the nine months ended September 30, 2013 to $487,000 for the nine months ended September 30, 2014. The decrease was primarily due to a decrease in income before income taxes during the nine months ended September 30, 2014, as well as a decrease in the effective tax rate from 18.5% for the nine month period ended September 30, 2013 to 17.1% for the nine month period ended September 30, 2014. The decrease in the effective tax rate was primarily due to a decrease in income as well as a disproportionate increase in tax exempt income.

Loans Past Due and Non-performing Assets.  We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $5.8 million, or 1.19% of total assets, at September 30, 2014 and $5.2 million, or 1.08% of total assets, at December 31, 2013. The increase in non-performing assets at September 30, 2014 was primarily due to the addition of a non-performing commercial real estate loan with a total outstanding balance of $601,000.

The following table presents information regarding our non‑accrual loans, accruing loans delinquent 90 days or more, non-accruing troubled debt restructurings, foreclosed real estate and performing loans classified as troubled debt restructurings as of the dates indicated.

	At September 30,	At December 31,
	2014	2013
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$70	$79
Home equity	-	2
Commercial	-	-
Construction	-	-
Other loans:
Commercial	-	-
Consumer	9	-
Total	$79	$81
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,352	$2,145
Home equity	300	325
Commercial	2,599	1,911
Construction	-	-
Other loans:
Commercial	77	137
Consumer	5	7
Total non-accrual loans	5,333	4,525
Total non-performing loans	5,412	4,606
Foreclosed real estate	394	581
Total non-performing assets	$5,806	$5,187
Ratios:
Non-performing loans as a percent of net loans:	1.97%	1.66%
Non-performing assets as a percent of total assets:	1.19%	1.08%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Residential, one- to four-family	$41	$48
Performing loans
Residential, one- to four-family	$186	$144
Home equity	10	4

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Nine Months Ended
	September 30,
	2014	2013
	(Dollars in thousands)
Balance at beginning of year:	$1,813	$1,806
Provision for loan losses	70	105
Charge-offs:
Real estate loans:
Residential, one- to four-family	(17)	(52)
Home equity	(25)	-
Commercial	-	(21)
Construction	-	-
Other loans:
Commercial	(25)	(47)
Consumer	(29)	(19)
Total charge-offs	(96)	(139)
Recoveries:
Real estate loans:
Residential, one- to four-family	3	35
Home equity	1	4
Commercial	-	5
Construction	-	-
Other loans:
Commercial	-	3
Consumer	12	-
Total recoveries	16	47

Net charge-offs	(80)	(92)

Balance at end of period	$1,803	$1,819

Average loans outstanding	$275,316	$271,271
Allowance for loan losses as a percent of total net loans	0.66%	0.66%
Allowance for loan losses as a percent of non-performing loans	33.31%	63.25%
Ratio of net charge-offs to average loans outstanding(1)	0.04%	0.05%

(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures.  Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments, interest earning deposits at other financial institutions and funds provided from operations.  We have a written agreement with the Federal Home Loan Bank of New York, which allows us to borrow up to $122.4 million as of September 30, 2014, and is collateralized by a pledge of certain fixed-rate residential, one- to four-family real estate loans.  At September 30, 2014, we had outstanding advances under this agreement of $19.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.7 million and a fair value of $11.4 million as of September 30, 2014. There were no balances outstanding with the Federal Reserve Bank at September 30, 2014. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of September 30, 2014.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the nine months ended September 30, 2014, we originated loans of approximately $31.7 million in comparison to approximately $39.7 million of loans originated during the nine months ended September 30, 2013.  We did not purchase any investment securities in the nine months ended September 30, 2014 as compared to $34.7 million of purchases in the nine months ended September 30, 2013.

At September 30, 2014, we had loan commitments to borrowers of approximately $12.5 million and overdraft lines of protection and unused home equity lines of credit of approximately $28.1 million. Total deposits were $389.5 million at September 30, 2014, as compared to $391.2 million at September 30, 2013.  Time deposit accounts scheduled to mature within one year were $98.5 million at September 30, 2014.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of September 30, 2014.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended September 30, 2014:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1 through July 31, 2014	-	$-	-	56,510
August 1 through August 31, 2014	-	-	-	56,510
September 1 through September 30, 2014	100	12.39	100	56,410
Total	100	$12.39	100	56,410

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

LAKE SHORE BANCORP, INC.
(Registrant)

November 12, 2014	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2014	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)