Form 10-K
period 2014-12-31
LAKE SHORE BANCORP, INC.
filed 2015-03-27
CIK 1341318

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer  [  ]Accelerated filer  [  ]

Non-accelerated filer  [  ] (Do not check if smaller reporting company)Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 was $22,083,847 based on the per share closing price as of June 30, 2014 on the Nasdaq Global Market for the registrant’s common stock, which was $12.45.

There were 5,995,439  shares of the registrant’s common stock, $.01 par value per share, outstanding at March 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders	III

PART I

Item 1. Business.

General

Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” the “Company,” “us,” or “we”) operates as a mid-tier, federally chartered savings and loan holding company of Lake Shore Savings Bank (“Lake Shore Savings” or the “Bank”).  A majority of Lake Shore Bancorp’s issued and outstanding common stock (60.7% as of December 31, 2014) is held by Lake Shore, MHC (the “MHC”), a federally chartered mutual holding company, which serves as the parent company to Lake Shore Bancorp.  The MHC does not engage in any business activity other than its investment in a majority of the common stock of Lake Shore Bancorp.  The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) is the regulator for the MHC.  Federal law and regulations require that as long as the MHC is in existence, it must own at least a majority of Lake Shore Bancorp’s common stock.  The remaining common shares of Lake Shore Bancorp are owned by public stockholders and the Lake Shore Savings Bank Employee Stock Ownership Plan (“ESOP”).  Our common stock is traded on the Nasdaq Global Market under the symbol “LSBK”.  Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Savings include Lake Shore Bancorp and Lake Shore Savings on a consolidated basis.

Lake Shore Bancorp, Inc. was organized in 2006 for the purpose of acting as the savings and loan holding company of Lake Shore Savings Bank in connection with the Company’s initial public stock offering.  The Company, a federal corporation, is regulated by the Federal Reserve Board.  At December 31, 2014, Lake Shore Bancorp had total consolidated assets of $487.5 million, of which $284.9 million was comprised of loans receivable, net and $138.2 million was comprised of available for sale securities.  At December 31, 2014, total consolidated deposits were $386.9 million and total consolidated stockholders’ equity was $71.6 million.

Lake Shore Savings Bank was chartered as a New York savings and loan association in 1891.  In 2006, the Bank converted from a New York-chartered mutual savings and loan association to a federal savings bank charter. The Bank is subject to the supervision and regulation of the Office of the Comptroller of the Currency (“OCC”).

For over 123 years, the Bank has served the local community of Dunkirk, New York.  In 1987, we opened our second office in Fredonia, New York.  Since 1993, we have expanded to eleven branch offices.  In addition, we have added three administrative office buildings which comprise our corporate headquarters in Dunkirk, New York. Our principal business consists of (1) attracting retail deposits from the general public in the areas surrounding our corporate headquarters and main branch office in Dunkirk, New York and ten other branch offices in Chautauqua and Erie Counties, New York and (2) investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, commercial real estate loans, home equity lines of credit and, to a lesser extent, commercial business loans, consumer loans, and investment securities.  Our revenues are principally derived from interest generated from our loans and interest earned and dividends received on our investment securities.  Our primary sources of funds for lending and investments are deposits, borrowings, payments of loan principal and interest, payments on mortgage-backed and asset-backed securities, maturities and calls of investment securities and income resulting from operations in prior periods.

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

Market Area

Our operations are conducted out of our corporate headquarters and main branch office in Dunkirk, New York and ten other branch offices.  Our branches in Chautauqua County, New York are located in Dunkirk, Fredonia, Jamestown, Lakewood and Westfield.  In Erie County, New York our branch offices are located in Depew, East Amherst, Hamburg, Kenmore, Orchard Park, and Snyder. Our first branch office in Erie County opened during April 2003 and the most recent branch office opened in April 2014.  We also have seven stand-alone ATMs.  The opening of six branch offices in Erie County, New York since 2003 demonstrates the implementation of our growth strategy which is focused on expansion within Erie County while preserving our market share in Chautauqua County.

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

Erie County is a metropolitan center located on the western border of New York.  Located within Erie County is the city of Buffalo, the second largest city in the State of New York.  As the city of Buffalo has redeveloped, so too have its suburbs throughout Erie County, which also host the Buffalo Niagara International Airport in Cheektowaga, New York and professional sports franchises.  One of the main commercial thorough-fares in Erie County is Transit Road, which has experienced robust development in recent years and is the location of one of our branch offices.

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

The challenging economic conditions that affected the national and global financial markets in 2007 and 2008 did not have a significant effect on the housing prices in our market area.  Furthermore, unemployment rates in our market area have decreased since December 2012 from 8.4% to 5.5% in Erie County and from 8.9% to 6.4% in Chautauqua County as of December 31,  2014.  New York State’s unemployment rate as of December 31,  2014 was 5.8%, the lowest level since September 2008.

Our future growth will be influenced by the strength of our regional economy, other demographic trends and the competitive environment.  We believe that we have developed lending products and marketing strategies to address the credit-related needs of the residents and small businesses in our local market area.

 New York State currently has several incentive programs for businesses to invest in the Western New York region.  One example is the “Start-Up NY” program, which offers tax incentives to start, expand or relocate a qualified business to a tax-free areas within the state, primarily near a university or community college campus, in order to access top talent and research facilities.  Qualified businesses for this program include advance materials & manufacturing, biotech & life sciences, tech & electronics, and optics & imaging.  This program has generated significant interest in Western New York for new business development, due to its proximity to Canada, history of being a strong industrial and manufacturing center, and number of quality colleges and universities in the area.

Furthermore, the Erie County region and the City of Buffalo have recently experienced economic expansion led by major growth in the heath care and education sectors, and a resurgence in the central business district, which has led to an influx of private investment in development of hotels and housing in the downtown sector.  Major construction projects are currently underway on the waterfront and at the Buffalo Niagara Medical Campus.  The Buffalo Niagara Medical Campus has grown significantly with the construction of a new children’s hospital, expansion of an existing cancer/research hospital and construction of a new medical school by the State University of New York at Buffalo.  Development on the waterfront has centered around redevelopment of property for mixed use, including public access and private development that includes office space, ice rinks, a hotel and restaurants.    The economic development within the region also impacts the small business and middle-market customers that we focus on and we believe we will be able to capitalize on opportunities created by economic growth in this section of our market area.

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

Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, and other financial service companies.  The most direct competition for deposits has historically come from credit unions, commercial banks and savings banks.  Specifically, we compete with local financial institutions such as Cattaraugus County Bank and Evans Bank; regional financial institutions such as M&T Bank, Community Bank, NA, and First Niagara Bank; and national financial institutions such as Key Bank and Bank of America.  We are significantly smaller than many of these financial institution competitors.  We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies. We remain very competitive in Chautauqua County, New York and as of June 30, 2014 we had 14.9% of total deposits and ranked 4th out of 11 banks in this market area, according to the Federal Deposit Insurance Corporation (“FDIC”) annual deposit market share report.  Our deposit market share in Erie County, New York has steadily increased since we entered this market area in 2003. To remain competitive, we provide superior customer service and are active participants in our local community.

Lending Activities

General.  Historically, as a thrift institution, we have primarily  originated residential mortgage loans, including home equity loans.  In recent years, we have become more focused on originating commercial real estate and commercial business loans to add adjustable rate loans to our portfolio and diversify the risk on our balance sheet, limit interest rate risk and to position ourselves for a rising interest rate environment.  At December 31, 2014 we had total gross loans of $283.8 million. Typically, we retain the loans that we originate.  However, we have occasionally sold residential mortgage loans into the secondary market, with retention of servicing rights. In the fourth quarter of 2014, we began to sell  fixed rate, long-term residential mortgage loans with low yields (primarily sold loans with interest rates below 5% and maturities of 30 years) at the time of origination, with servicing retained, in an effort to manage interest rate risk and we plan to continue this practice in the near future.  We also purchase a limited number of equipment loans from a third party broker, which are secured by first liens on the new equipment purchases by small businesses located throughout the Northeastern United States.

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

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate loans:
Residential one- to four- family	$167,840	59.14%	$170,793	61.81%	$167,794	61.68%	$182,922	66.82%	$183,929	70.32%
Home equity	32,337	11.39%	31,675	11.46%	30,724	11.29%	30,671	11.20%	30,613	11.71%
Commercial	68,238	24.04%	58,746	21.26%	57,653	21.19%	44,776	16.36%	33,782	12.92%
Construction	449	0.16%	936	0.34%	416	0.15%	519	0.19%	616	0.24%
	268,864	94.73%	262,150	94.87%	256,587	94.31%	258,888	94.57%	248,940	95.19%
Other loans:
Commercial	13,467	4.74%	12,645	4.58%	13,680	5.03%	12,911	4.72%	10,360	3.96%
Consumer	1,495	0.53%	1,517	0.55%	1,791	0.66%	1,948	0.71%	2,224	0.85%
	14,962	5.27%	14,162	5.13%	15,471	5.69%	14,859	5.43%	12,584	4.81%
Total loans	283,826	100.00%	276,312	100.00%	272,058	100.00%	273,747	100.00%	261,524	100.00%
Net deferred loan costs	2,948		2,846		2,681		2,687		2,460
Allowance for loan losses	(1,921)		(1,813)		(1,806)		(1,366)		(953)
Loans receivable, net	$284,853		$277,345		$272,933		$275,068		$263,031

Loan Maturity.  The following table presents the contractual maturity of our loans at December 31, 2014.  The table does not include the effect of prepayments or scheduled principal amortization.  Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Real Estate				Other Loans
	Residential, One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$50	$303	$1,826	$-	$4,361	$800	$7,340
After one year through five years	6,186	5,733	4,915	-	7,530	392	24,756
Beyond five years	161,604	26,301	61,497	449	1,576	303	251,730
Total	$167,840	$32,337	$68,238	$449	$13,467	$1,495	$283,826

Interest rate terms on amounts due after one year:
Fixed rate	$160,844	$2,687	$30,347	$449	$9,000	$591	$203,918
Adjustable rate	6,946	29,347	36,065	-	106	104	72,568
Total	$167,790	$32,034	$66,412	$449	$9,106	$695	$276,486

The following table presents our loan originations, purchases, sales, and principal repayments for the years indicated.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Total Loans:
Balance outstanding at beginning of year	$276,312	$272,058	$273,747	$261,524	$258,411
Originations:
Real estate loans	46,413	53,066	48,091	49,030	46,321
Commercial and consumer loans	4,560	3,536	5,383	7,553	7,580
Total originations	50,973	56,602	53,474	56,583	53,901
Loan Purchases - Commercial Loans	2,857	1,228	1,033	1,679	1,135
Total Originations and Purchases	53,830	57,830	54,507	58,262	55,036
Deduct:
Principal repayments:
Real estate loans	36,118	45,341	48,382	38,694	38,055
Commercial and consumer loans	7,879	5,944	5,807	6,392	10,568
Total principal repayments	43,997	51,285	54,189	45,086	48,623
Transfers to foreclosed real estate	448	704	1,001	252	307
Loan sales - SONYMA(1) & FHLMC(2)	1,737	1,436	767	639	243
Loans charged off	134	151	239	62	2,750
Total deductions	46,316	53,576	56,196	46,039	51,923
Balance outstanding at end of year	$283,826	$276,312	$272,058	$273,747	$261,524

(1)  State of New York Mortgage Agency.

(2) During 2014, we sold $1.5 million of long-term fixed rate residential mortgage loans with low yields to the Federal Home Loan Mortgage Corporation (“FHLMC”) in order to offset long-term interest rate risk.

One- to Four-Family Residential Mortgage Lending.  At December 31, 2014, we had one- to four-family residential loans of $167.8 million, or 59.1% of the total loan portfolio.  Of one- to four-family residential mortgage loans outstanding on that date, 95.9% were fixed rate loans and 4.1% were adjustable rate loans.  At December 31, 2014, approximately 61.3% of our one- to four-family residential mortgage portfolio was secured by property located in Chautauqua County, 33.6% by property located in Erie County and 5.1% by property located elsewhere, primarily in New York State.  Approximately 6.5% of all residential loan originations during fiscal year 2014 were re-financings of loans already in our portfolio.

Our residential mortgage loan originations are obtained from customers, residents of our local communities or referrals from local real estate agents, attorneys and builders.   The retention of fixed rate one- to four-family residential mortgage loans in our loan portfolio increases our interest rate risk in a rising interest rate environment, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by the Bank for deposits and borrowings may increase, which could lower net interest income.  In an effort to manage interest rate risk, the Bank began to sell low yield, long-term fixed rate (residential mortgages (primarily yields less than 5% and terms of 30 years) at origination on the secondary market, with servicing retained, during the fourth quarter of 2014 and we plan to continue this practice in the near future.

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

We offer adjustable rate mortgage loans with a maximum term of 30 years.  When an adjustable rate mortgage is originated, the initial interest rate is established based on market conditions and competitor rates. These adjustable rate mortgage loans have terms generally up to 30 years, with rates that adjust annually after one, three, five, or seven years, depending on the loan product. After the initial fixed rate time period, the interest rate on these loans will re-price based upon a specific U.S. Treasury index plus an additional margin, taking into consideration the cap and floor rates established at the time of loan origination.

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

We regularly provide a loan product to our customers that is underwritten using the criteria required by FHLMC.  After a loan is originated and funded, we may sell the loan to FHLMC.  During 2014, we sold $1.5 million of one –to four- family residential mortgage loans originated to FHLMC and we plan to continue to do so in the future to manage interest rate risk. We also sold loans to the State of New York Mortgage Agency (“SONYMA”) during 2014 and will continue to do so as long as the product is offered.  We retain all servicing rights for one- to four-family residential mortgage loans that we sell.

Historically, Lake Shore Savings retained the majority of residential mortgage loans that it originated in its portfolio. As a result, Lake Shore Savings is exposed to increases in market interest rates, since the yield earned on fixed-rate assets would remain fixed, while the rates paid by Lake Shore Savings for deposits and borrowings may increase, which could result in lower net interest income.

Home Equity Loans and Lines of Credit.  We currently provide all-in-one home equity lines of credit and have provided home equity loans in the past to our customers.  Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. At December 31, 2014, home equity loans and lines of credit totaled $32.3 million, or 11.4% of the total loan portfolio, of which 91.6% were adjustable rate loans and 8.4% were fixed rate loans. The all-in-one home equity line of credit must have a minimum line amount of $5,000 up to a maximum of 85% of the total loan-to-value ratio.  Home equity lines of credit products, which have interest rates tied to the prime rate, generally have a 15 year draw period and a 15 year payback period.  Since 2010, our adjustable rate home equity loans include limits on decreases in the interest rate of the loan. The decrease in the interest rate may not be below the “floor” rate established at time of origination. A customer has the option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest.  As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount.  All-in-one home equity lines of credit have 15 year maximum terms.

Commercial Real Estate Loans.  We originate commercial real estate loans to finance or refinance the purchase of real property, which generally consists of developed real estate, such as office buildings, warehouses, retail properties and apartment buildings, which is typically held as collateral for the loan.  At December 31, 2014, commercial real estate loans totaled $68.2 million, or 24.0% of the total loan portfolio. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, paying capacity of the obligor, current and projected occupancy, location, and physical condition.  Within the commercial real estate portfolio at December 31, 2014, approximately 21.7% consisted of loans that are collateralized by properties located in Chautauqua County, 66.8% by properties located in Erie County, and 11.5% by properties located elsewhere in New York State.  The average principal amount of a commercial real estate loan is approximately $417,000 at December 31, 2014. The largest commercial real estate loan in our portfolio as of December 31, 2014 was $3.8 million secured by a commercial building used as a shopping plaza with multiple commercial tenants. This loan was performing in accordance with its terms on that date. We originate a variety of fixed and adjustable rate commercial real estate loans generally for terms up to 5 to 10 years and payments based on an amortization schedule of up to 20 years.  Adjustable rate loans are typically based on the current Federal Home Loan Bank of NY (“FHLBNY”) rates for a similar termed borrowing with an added spread based on the type and size of the loan.  We typically lend up to a maximum loan-to-value ratio of 75% on commercial real estate properties and require a minimum debt coverage ratio of 1.2 to 1, a first lien on collateral and the personal guarantees of the owners.

Commercial real estate lending involves additional risks compared with one- to four-family residential lending, because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than one- to four-family residential mortgage loans.  In addition tenancy of the properties needs to be monitored as to lease rates, term of lease and tenant worthiness.  Also, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers.  Our loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk and are designed to set such limits within those prescribed by applicable federal and state statutes and regulations. We engage a third party to conduct a credit review of the commercial real estate portfolio, including compliance with the Bank’s underwriting standards and policy requirements.

Construction Loans.  We originate loans to finance the construction of both one- to four-family homes and commercial real estate.  These loans typically have a 12 month or less construction period, whereby draws are taken and interest only payments are made.  As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds.  At the end of the construction period, the loan automatically converts to either a conventional residential or commercial real estate mortgage, as applicable.  At December 31, 2014, construction loans totaled $449,000, or less than 1% of our total loan portfolio.

Commercial Loans.  In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit, and other commercial loans.  At December 31, 2014, commercial loans totaled $13.5 million, or 4.7% of the total loan portfolio. This amount includes $3.8 million of equipment loans that we have purchased from a third party broker. The average principal amount of a commercial loan is approximately $67,000 at December 31, 2014. The largest outstanding commercial loan in our portfolio as of December 31, 2014 was $1.4 million secured by general business assets. This loan was performing in accordance with its terms on that date.  Most of our commercial loans have fixed interest rates, and are for terms generally not in excess of 10 years.  Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower.  Interest rates on commercial loans generally have higher yields than rates on one- to four-family residential mortgages.  We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases, and the refinancing of existing corporate debt.

Commercial loans are generally considered to involve a higher degree of risk than residential mortgage loans because the collateral underlying the loans may be in the form of furniture, fixtures, and equipment and/or inventory subject to market obsolescence.  Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower.  Such risks can be significantly affected by economic conditions.  In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending.  We engage a third party to conduct credit reviews of the commercial loan portfolio, including compliance with the Bank’s underwriting standards and policy requirements.

Consumer Loans.  We offer a variety of consumer loans.  At December 31, 2014, consumer loans totaled $1.5 million, or less than 1% of the total loan portfolio.  The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit, which are available for amounts up to $5,000 for unsecured loans and greater amounts for secured loans depending on the type of loan and value of the collateral.  Consumer loans, excluding overdraft lines of protection, generally are offered for terms of up to 10 years, depending on the collateral, at fixed interest rates.  Our consumer loan portfolio also consists of vehicle loans, motorcycle loans, other unsecured consumer loans up to $5,000, secured and unsecured property improvement loans, and other secured loans.

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

Loan Approval Procedures and Authority.  Our lending policies are approved by our Board of Directors.  Home equity loans in excess of $25,000 and all one- to four-family residential mortgage loans up to $417,000 require approval by the Internal Residential Loan Committee. If these types of loans are between $417,000 and $1.0 million, then the approval of two of the following officers:  President and Chief Executive Officer, Chief Financial Officer, Executive Vice President – Commercial Division, Vice President - Commercial and Small Business Lending - Chautauqua County, along with another member of the Internal Residential Loan Committee is required.  If these types of loans are in excess of $1.0 million, then full Board approval is required.

For all commercial loans, including commercial real estate loans, certain Vice Presidents and Commercial Lending Officers have authority to approve loans for total obligor credit up to $100,000.  Commercial loans with total obligor credit in excess of $100,000 and up to $500,000 require the approval of two members of the Internal Commercial Loan Committee, one of which must be either the:  President and Chief Executive Officer, Executive Vice President – Commercial Division or Vice President – Senior Commercial Lending Officer. Commercial loans with total obligor credit in excess of $500,000 and up to $1.0 million require majority approval by four designated members of the Board of Directors, including the President and CEO, the Chairman of the Board and the Chairman of the Asset/Liability Management Committee. Commercial loans with total obligor credit in excess of $1.0 million require full Board approval.

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

Asset Quality

One of our key operating objectives has been, and continues to be, maintaining a high level of asset quality.  Our high proportion of one- to four-family residential mortgage loans, the maintenance of sound credit standards for new loan originations and loan administration procedures have resulted in low delinquency ratios.  These factors have contributed to our strong financial condition.

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

Non-performing Loans and Non-performing Assets.  We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings.  Non-performing assets, including non-performing loans and foreclosed real estate totaled $5.1 million, or 1.05% of total assets at December 31, 2014, and $5.2 million or 1.08% of total assets at December 31, 2013.

The following table presents information regarding our non‑accrual loans, accruing loans delinquent 90 days or more, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$-	$79	$10	$328	$391
Home equity	1	2	-	21	39
Commercial	-	-	-	-	43
Construction	-	-	-	-	-
Other loans:
Commercial	-	-	-	87	-
Consumer	9	-	18	23	59
Total	$10	$81	$28	$459	$532
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,413	$2,145	$1,628	$1,821	$1,279
Home equity	335	325	299	209	122
Commercial	1,891	1,911	255	228	370
Construction	-	-	-	-	-
Other loans:
Commercial	76	137	201	76	27
Consumer	4	7	9	5	11
Total non-accrual loans	4,719	4,525	2,392	2,339	1,809
Total non-performing loans	4,729	4,606	2,420	2,798	2,341
Foreclosed real estate	401	581	580	315	304
Total non-performing assets	$5,130	$5,187	$3,000	$3,113	$2,645
Ratios:
Non-performing loans as a percent of net loans:	1.66%	1.66%	0.89%	1.02%	0.89
Non-performing assets as a percent of total assets:	1.05%	1.08%	0.62%	0.64%	0.55
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Residential, one- to four-family	$-	$48	-	-	-
Home equity	-	-	31	31	-
Performing loans
Residential, one- to four-family	$224	$144	-	-	-
Home equity	10	4	-	-	-

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due, unless an evaluation by the internal Asset Classification Committee indicates that the loan is in the process of collection and is either guaranteed or well secured.  When our Asset Classification Committee designates loans on which we stop accruing interest income as non-accrual loans,  we reverse outstanding interest income that was previously credited.  We may again recognize income in the period that we collect such income, when the ultimate collectability of principal is no longer in doubt.  We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist.

Our recorded investment in non-accrual loans totaled $4.7 million at December 31, 2014 and $4.5 million at December 31, 2013. The increase in non-accrued interest income during the year ended December 31, 2014 was primarily due to one commercial real estate loan with a principal balance of $1.2 million at December 31, 2014 which became non-performing during the fourth quarter of 2013. If all non-accrual loans had been current in accordance with their terms during the years ended December 31, 2014,  2013 and 2012, interest income on such loans would have amounted to $381,000, $162,000 and $143,000 respectively.

Real estate acquired as a result of foreclosure is classified as foreclosed real estate until such time as it is sold.  We carry foreclosed real estate at its fair value less estimated selling costs at the date of acquisition.  If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property could be sold at the foreclosure sale (to an outside bidder). If not, and we retain the property, then we will sell the real property securing the loan as soon thereafter as practical. Our foreclosed real estate totaled $401,000 at December 31, 2014 and $581,000 at December 31, 2013.

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

At December 31, 2014, seven loans were classified as TDRs, including five one- to four-family residential loans for $224,000 and two home equity loans for $10,000. All of these loans were performing in accordance with their revised terms at December 31, 2014. At December 31, 2013, five loans were classified as TDRs including four one- to four-family residential loans for $192,000 and one home equity loan for $4,000. One of the TDR loans, a one- to four-family residential loan, for $48,000 was placed on non-accrual status and was included with non-accrual loans in the above table. This loan was classified as substandard and was 30 days past due and was not performing in accordance with its revised terms at December 31, 2013.

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

The allowance for loan losses is established through a provision for loan losses based on management evaluation of the losses inherent in the loan portfolio. When we classify loans as either substandard or doubtful, we set aside a loss reserve for such loans as we deem prudent. When we classify problem loans as loss, we typically charge-off the outstanding loan balance against the allowance for loan losses reserve.  Our determination as to the classification of our loans and the amount of our loss allowances are subject to review by our regulators, which can require that we establish additional loss allowances.  We regularly review our loan portfolio to determine whether any loans require classification in accordance with applicable regulations.  On the basis of our review of our loans at December 31, 2014, classified and criticized loans consisted of special mention loans of $3.9 million, substandard loans of $5.9 million, doubtful loans of $718,000 and loss loans of $3,000. The classified and criticized loans total included $4.7 million of nonperforming loans.

The following table shows the aggregate amounts of our classified and criticized loans at the dates indicated.

	At December 31,
	2014	2013	2012
	(Dollars in thousands)

Special mention loans	$3,854	$3,090	$3,863
Substandard loans	5,882	5,701	5,773
Doubtful loans	718	582	230
Loss loans	3	4	-
Total classified and criticized loans	$10,457	$9,377	$9,866

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2014		2013		2012
	60-89	90 +	60-89	90 +	60-89	90 +
	Days	Days	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(Dollars in thousands)
Real estate loans:
Residential, one- to four-family	$467	$1,059	$825	$880	$379	$1,300
Home equity	136	206	32	156	28	215
Commercial	-	1,891	-	1,911	-	255
Construction	-	-	-	-	-	-
Other loans:
Commercial	9	37	-	41	20	71
Consumer	5	13	1	4	5	26

Total	$617	$3,206	$858	$2,992	$432	$1,867

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

A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Impairment is measured on a loan-by-loan basis for commercial real estate loans and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer, home equity or one- to four-family real estate loans for impairment disclosures, unless they are subject to a troubled debt restructuring or as part of a larger loan relationship assessment.  At December 31, 2014,  there were five one- to four-family real estate loans, four commercial real estate loans, two commercial business loans, and two home equity loans classified as impaired loans for a total of $2.5 million. At December 31, 2013, there were four one- to four-family real estate loans, three commercial real estate loans, three commercial business loans and one home equity loan classified as impaired loans for a total of $2.6 million. Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on our impaired loans.

Provision for loan losses increased by $117,000 to $222,000 for the year ended December 31, 2014 from $105,000 for the year ended December 31, 2013.  The increase in provision for loan losses was primarily due to an increase in our commercial real estate portfolio, along with an increase in substandard one- to four-family real estate loans during 2014. Our credit quality continues to remain strong. The ratio of nonperforming loans to total net loans was 1.66% as of December 31, 2014 and 2013. The majority of our non-performing loans are one- to four-family residential mortgage loans or commercial real estate loans backed by first lien collateral on real estate held in the Western New York region. Western New York has not been impacted as severely as other parts of the country by fluctuating real estate market values. We do not hold any sub-prime loans in our loan portfolio.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the years indicated.

	At or for the Year Ended
	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of year:	$1,813	$1,806	$1,366	$953	$1,564
Provision for loan losses	222	105	656	415	2,115
Charge-offs:
Real estate loans:
Residential, one- to four-family	(26)	(51)	(134)	-	(35)
Home equity	(39)	-	(14)	(29)	(6)
Commercial	-	(21)	-	(15)	(2,440)
Construction	-	-	-	-	-
Other loans:
Commercial	(25)	(47)	(80)	(1)	(247)
Consumer	(44)	(32)	(11)	(17)	(22)
Total charge-offs	(134)	(151)	(239)	(62)	(2,750)
Recoveries:
Real estate loans:
Residential, one- to four-family	6	35	1	4	19
Home equity	1	5	-	-	-
Commercial	-	9	20	52	-
Construction	-	-	-	-	-
Other loans:
Commercial	-	3	1	-	-
Consumer	13	1	1	4	5
Total recoveries	20	53	23	60	24

Net charge-offs	(114)	(98)	(216)	(2)	(2,726)

Balance at end of year	$1,921	$1,813	$1,806	$1,366	$953

Average loans outstanding	$276,360	$271,705	$268,265	$270,697	$258,150
Allowance for loan losses as a percent of total net loans	0.67%	0.65%	0.66%	0.50%	0.36%
Allowance for loan losses as a percent of non-performing loans	40.62%	39.36%	74.63%	48.82%	40.71%
Ratio of net charge-offs to average loans outstanding	0.04%	0.04%	0.08%	0.01%	1.06%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the years indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of inherent losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2014			2013			2012			2011			2010
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four- family	$446	23.2%	59.1%	$355	19.6%	61.8%	$393	21.7%	61.7%	$441	32.3%	66.8%	$407	42.7%	70.4%
Home equity	106	5.5%	11.4%	80	4.4%	11.5%	79	4.4%	11.3%	125	9.2%	11.2%	141	14.8%	11.7%
Commercial (1)(2)	1,163	60.5%	24.0%	1,104	60.9%	21.3%	1,118	61.9%	21.2%	522	38.2%	16.4%	278	29.2%	12.9%
Construction	-	-	0.2%	-	-	0.3%	-	-	0.1%	-	-	0.2%	1	0.1%	0.2%
	1,715	89.2%	94.7%	1,539	84.9%	94.9%	1,590	88.0%	94.3%	1,088	79.7%	94.6%	827	86.8%	95.2%
Other loans:
Commercial(2)	184	9.6%	4.7%	218	12.0%	4.6%	202	11.2%	5.0%	265	19.4%	4.7%	104	10.9%	4.0%
Consumer	22	1.2%	0.6%	9	0.5%	0.5%	14	0.8%	0.7%	13	0.9%	0.7%	21	2.2%	0.8%
	206	10.8%	5.3%	227	12.5%	5.1%	216	12.0%	5.7%	278	20.3%	5.4%	125	13.1%	4.8%
Total allocated	$1,921	100.0%	100.0%	$1,766	97.4%	100.0%	$1,806	100.0%	100.0%	$1,366	100.0%	100.0%	$952	99.9%	100.0%
Total unallocated	-	-		47	2.6%		-	-		-	-		1	0.1%
Balance at end of year	$1,921	100.0%		$1,813	100.0%		$1,806	100.0%		$1,366	100.0%		$953	100.0%

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

Investment Activities

General.  Our Board of Directors reviews and approves our investment policy on an annual basis.  This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.  The Board of Directors has delegated primary responsibility for ensuring that the guidelines in the investment policy are followed to the Chief Executive Officer and the Chief Financial Officer.  Our Chief Executive Officer or our Chief Financial Officer are responsible for making securities portfolio decisions in accordance with established policies and have the authority to purchase and sell securities within the specific guidelines established by the investment policy. In addition, all transactions are reviewed by the Asset/Liability Committee of the Board of Directors which meets at least quarterly.  Given that Lake Shore Savings has a substantial portfolio of fixed-rate residential mortgage loans, Lake Shore Savings maintains high balances of liquid investments to help mitigate interest rate risk.

All of our securities carry market risk, as increases in market rates of interest may cause a decrease in the fair value of the securities. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate or credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines.  In establishing our investment strategies, we consider our interest rate sensitivity, the types of securities to be held, liquidity and other factors.  The Company’s current investment strategy utilizes a risk management approach of diversified investing among three categories:  short-, intermediate-, and long-term.  The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company has engaged an independent financial advisor to recommend investment securities according to a plan which has been approved by the Asset/Liability Committee and the Board of Directors.  Federal savings banks have authority to invest in various types of assets, including U.S. Government obligations, securities of various federal agencies, obligations of states and municipalities, mortgage-backed and asset-backed securities, collateralized-mortgage obligations, certain time deposits of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and commercial paper.

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

We have investments in FHLBNY stock, which must be held as a condition of membership in the Federal Home Loan Bank system.  The investment in FHLBNY stock is considered restricted and is reported at cost on the Consolidated Statements of Financial Condition.

Fair values of available for sale securities were based on a market approach, with the exception of four private-label asset-backed securities that are not currently trading in an active market.  Fair values of these securities were calculated based on a cash flow approach.  Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers.

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

Our determination as to the classification of our investments are subject to review by our regulators.  We regularly review our investment portfolio to determine whether any investments require classification in accordance with applicable regulations.  Our review of our investment portfolio at December 31, 2014 indicated four private-label asset-backed securities that we considered for classification, as the issuer did not have an adequate capacity to meet its financial commitments over the projected life of the investment or the risk of default by the obligor was possible, resulting in an expectation that the Bank would not receive the full and timely repayment of principal and interest as expected.  These four securities had an amortized cost of $1.5 million and fair value of $2.0 million. All four securities were classified as “Substandard.” These securities were also evaluated for other-than-temporary impairment and as noted in the Other than Temporary Impairment section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and we concluded that no other than temporary impairment charges needed to be recorded during the year ended December 31, 2014. An additional $180,000 of other-than-temporary impairment needed to be recorded for one private-label asset-backed security during the year ended December 31, 2013. During the years ended December 31, 2014 and 2013, we recaptured $175,000 and $3,000, respectively of prior year other-than-temporary impairment charges. The recaptured amounts are reflected in the “recovery on previously impaired investment securities” line item in the Consolidated Statements of Income shown in “Part IV Exhibits and Financial Schedules.”

The following table presents the composition of our securities portfolio in dollar amount of each investment type at the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury bonds	$12,817	$14,361	$12,857	$13,848	$12,896	$15,195
Municipal bonds	57,158	60,786	57,199	58,044	51,666	56,264
Mortgage-backed securities:
Collateralized mortgage obligations -private label	61	61	77	81	92	94
Collateralized mortgage obligations -government sponsored entities	50,465	49,992	63,840	62,625	57,574	58,167
Government National Mortgage Association	524	571	2,153	2,219	2,607	2,896
Federal National Mortgage Association	7,107	7,473	11,452	11,634	15,232	16,272
Federal Home Loan Mortgage Corporation	2,650	2,767	5,774	5,816	5,708	6,194
Asset-backed securities-private label	1,546	2,023	3,637	3,498	4,514	4,117
Asset-backed securities-government sponsored entities	111	122	130	134	150	163
Equity securities	22	46	22	65	22	6
Total available for sale	$132,461	$138,202	$157,141	$157,964	$150,461	$159,368

At December 31, 2014,  we did not have any non-U.S. Government and Government agency securities that exceeded 10.0% of our equity.

Investment Securities Portfolio, Maturities and Yields.  The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, with the exception of equity securities, at December 31, 2014.  Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities. The weighted average yield does not include the impact of a tax-equivalent adjustment for bank qualified municipals.

	More than One Year		More than Five Years		More than Ten
	through Five Years		through Ten Years		Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury bonds	$-	-	$10,603	3.43%	$2,214	4.44%	$12,817	$14,361	3.60%
Municipal bonds	851	3.92%	23,003	3.77%	33,304	3.61%	57,158	60,786	3.68%
Mortgage-backed securities	972	3.76%	2,844	3.74%	56,991	2.55%	60,807	60,864	2.62%
Asset-backed securities	-	-	-	-	1,657	5.12%	1,657	2,145	5.12%
Total securities available for sale	$1,823	3.83%	$36,450	3.67%	$94,166	3.01%	$132,439	$138,156	3.21%

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

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, our liquidity needs, and the rates charged on other sources of funds.  We generally review our deposit mix and pricing on a weekly basis.  Our deposit pricing strategy has generally been to offer competitive rates and to be towards the top of the local market for rates on most types of deposit products.    Core deposits (defined as savings deposits, money market accounts, demand deposit accounts and other interest bearing accounts) represented 52.9% and 50.4% of total deposits on December 31, 2014 and 2013, respectively.  At December 31, 2014 and 2013, time deposits with remaining terms to maturity of less than one year amounted to $104.8 million and $74.2 million, respectively.

The following table presents our time deposit accounts categorized by interest rates which mature during each of the years set forth below and the amounts of such time deposits by interest rate at December 31, 2014,  2013 and 2012.

	Period to maturity at December 31, 2014				At December 31,
	Less than One	More than One Year to	More than Two Years to	More than Three
	Year	Two Years	Three Years	Years	2014	2013	2012
	(Dollars in thousands)
Interest Rate Range
0.49% and below	$40,930	$4,803	$274	$-	$46,007	$53,515	$23,259
0.50% and 0.99%	15,828	10,643	2,677	362	29,510	29,540	59,203
1.00% and 1.99%	1,138	23,160	16,958	15,450	56,706	52,316	54,049
2.00% to 2.99%	46,713	2,852	-	165	49,730	56,474	60,816
3.00% to 5.99%	175	-	-	-	175	730	1,170
Total	$104,784	$41,458	$19,909	$15,977	$182,128	$192,575	$198,497

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio:

	At December 31,
	2014		2013		2012
		Percent		Percent		Percent
		of total		of total		of total
	Amount	deposits	Amount	deposits	Amount	deposits
	(Dollars in thousands)
Deposit type:
Savings	$42,507	10.99%	$38,833	10.00%	$36,990	9.77%
Money market	78,457	20.28%	77,990	20.09%	68,228	18.02%
Interest bearing demand	46,685	12.07%	44,517	11.47%	42,350	11.19%
Non-interest bearing demand	37,162	9.60%	34,320	8.84%	32,478	8.58%
Total core deposits	204,811	52.94%	195,660	50.40%	180,046	47.56%

Time deposits with original maturities of:
Three months or less	1,466	0.38%	1,925	0.50%	4,205	1.11%
Over three months to twelve months	32,515	8.40%	40,569	10.45%	43,751	11.57%
Over twelve months to twenty-four months	30,671	7.93%	31,417	8.09%	33,126	8.75%
Over twenty-four months to thirty-six months	10,303	2.66%	10,668	2.75%	12,341	3.26%
Over thirty-six months to forty-eight months	2,695	0.70%	3,673	0.95%	5,025	1.33%
Over forty-eight months to sixty months	104,073	26.89%	103,390	26.62%	99,084	26.18%
Over sixty months	405	0.10%	933	0.24%	965	0.26%
Total time deposits	182,128	47.06%	192,575	49.60%	198,497	52.44%
Total deposits	$386,939	100.00%	$388,235	100.00%	$378,543	100.00%

At December 31, 2014, we had $68.6 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$9,597
Over three months through six months	12,116
Over six months to twelve months	14,947
Over twelve months	31,945
Total	$68,605

Short-term Borrowings.  Historically, our borrowings have consisted of a mix of short-term and long-term Federal Home Loan Bank advances.  At December 31, 2014, we did not hold any short-term borrowings on our balance sheet.  At December 31, 2013 our short-term borrowings from the Federal Home Loan Bank of New York were $11.7 million. We have a written agreement with the Federal Home Loan Bank of New York which allows us to borrow up to $121.1 million as of December 31, 2014 and was collateralized by a pledge of certain fixed-rate one- to four-family real estate loans. At December 31, 2014, we had outstanding long-term advances under this agreement of $19.0 million. The Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings. At December 31, 2014, securities with a book value of $10.7 million and fair value of $11.4 million were pledged for potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at December 31, 2014. The Bank has also established lines of credit with correspondent banks, currently totaling $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million is secured by a pledge of the Bank’s securities when a draw is made. The lines of credit provide for overnight borrowings through the purchase of Fed Funds, at an interest rate equal to the Fed Funds rate plus a spread. At December 31, 2014, there were no balances outstanding on these lines of credit.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	2014	2013	2012
	(Dollars in thousands)
At December 31
Amount outstanding	$-	$11,650	$11,200
Weighted average interest rate	-%	0.39%	0.38%

For the year ended December 31
Highest amount at a month-end	$12,350	$14,450	$14,320
Daily average amount outstanding	5,383	12,794	12,763
Weighted average interest rate	0.38%	0.38%	0.39%

Subsidiary Activities

Lake Shore Savings is the only subsidiary of Lake Shore Bancorp.    Lake Shore Savings has no subsidiaries.

Personnel

As of December 31, 2014, we had 110 full-time employees and 12 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Supervision and Regulation

General

Lake Shore Savings Bank is examined and supervised by the OCC, while Lake Shore Bancorp, Inc. and Lake Shore, MHC are examined and supervised by the Federal Reserve Board.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Lake Shore Savings also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Lake Shore Savings also is regulated, to a lesser extent, by the FDIC with respect to insurance of deposit accounts and the Federal Reserve Board, with respect to reserves to be maintained against deposits and other matters.  Lake Shore Savings’ relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Lake Shore Savings’ mortgage documents.

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

In addition to eliminating the OTS and creating the CFPB, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, regulates rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations.  The Dodd-Frank Act increased shareholder influence over boards of directors by requesting companies to give shareholders a  non-binding vote on executive compensation and so called “Golden Parachute” payments. The Dodd-Frank Act contained the so-called “Volcker Rule,” which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge or private equity funds (“covered funds”).  On December 13, 2013, federal agencies issued a final rule implementing the Volcker Rule which, among other things, requires banking organizations to restructure and limit certain of their investments in and relationships with covered funds.  At this time, management expects that this rule will have a minimal impact on Lake Shore Savings, Lake Shore Bancorp and Lake Shore, MHC.  In addition, the CFPB has finalized a rule implementing the “Ability to Pay” requirements of the Dodd-Frank Act.  The regulations generally require creditors to make a reasonable, good faith determination as to a borrower’s ability to repay most residential mortgage loans.  The final rule establishes a safe harbor for certain “Qualified Mortgages,” which contain certain features deemed less risky and omit certain other characteristics considered to enhance risk.  The Ability to Repay final rules were effective January 1, 2014.

Some of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Their full impact on operations cannot yet be fully assessed.  However, the Dodd-Frank Act has resulted in increased regulatory burden, compliance costs and interest expense for the Company.

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

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC.  Under these laws and regulations, Lake Shore Savings may originate mortgage loans secured by residential and commercial real estate, commercial business loans and consumer loans, and it may invest in certain types of debt securities and certain other assets.  Certain types of lending, such as commercial real estate, commercial business and consumer loans, are subject to an aggregate limit calculated as a specified percentage of Lake Shore Savings’ capital or assets.  Specifically, Lake Shore Savings may invest in non-residential real estate loans which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate.  Lake Shore Savings also may establish subsidiaries that may engage in activities not otherwise permissible for Lake Shore Savings, including real estate investment and securities and insurance brokerage.

Capital Requirements.    For 2014, OCC regulations required savings banks to meet three minimum capital standards:  a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest regulatory rating) and an 8% risk-based capital ratio.  The prompt corrective action standards discussed below, in effect, established a minimum 2% tangible capital standard.

The risk-based capital standard for savings banks required the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% assigned by federal regulations based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings but excluding accumulated other comprehensive income), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. In assessing an institution’s capital adequacy, the federal regulators take into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2014, Lake Shore Savings Bank’s capital exceeded all applicable minimal capital requirements.

In July 2013, the federal banking agencies issued a final rule that revised the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), establishes a uniform minimum leverage ratio of 4%, increases the minimum Tier 1 capital to risk-weighted assets requirement (from 4% to 6% of risk-weighted assets), and assigns a higher risk weighting (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional restraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective for Lake Shore Savings Bank on January 1, 2015.  The capital conservation buffer requirements will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  At this time, management does not believe that the updated capital limits under this final rule will have a material impact on the capital of Lake Shore Savings Bank.

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2014, Lake Shore Savings’ largest lending relationship with a single or related group of borrowers totaled $8.6 million, which represented 13.3% of unimpaired capital and surplus; therefore, Lake Shore Savings was in compliance with the loans-to-one borrower limitations.

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

“Qualified thrift investments” includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans.  Lake Shore Savings also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the QTL test must either convert to a commercial bank charter or operate under specified restrictions.  The Dodd-Frank Act makes noncompliance with the QTL Test potentially subject to agency enforcement action for violation of law.  At December 31, 2014, Lake Shore Savings maintained 77.00% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

Liquidity.  A federal savings institution is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 10% or greater. At December 31, 2014, this ratio was 39.7%.

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low-and moderate-income neighborhoods.  In connection with its examination of a federal savings bank, the OCC is required to assess the savings bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.  Lake Shore Savings received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

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

At December 31, 2014, Lake Shore Savings is in compliance with Regulation O.

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

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the OCC is authorized to take supervisory actions against undercapitalized savings banks.  For this purpose in 2014, a savings bank was  placed in one of the following five categories based on the savings bank’s capital:

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

At December 31, 2014, Lake Shore Savings met the criteria for being considered “well-capitalized.” In connection with the final capital rule described earlier, the federal banking agencies have adopted amendments, effective January 1, 2015, to the prompt corrective action framework.  The various categories have been revised to incorporate the new common equity Tier 1 capital requirement as well as the increases in the Tier 1 to risk-based assets requirement and other revisions.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2014, the annualized FICO assessment was equal to 0.62 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System.    Lake Shore Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, Lake Shore Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2014, Lake Shore Savings was in compliance with this requirement.

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

•

Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering.  Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Capital.  Historically, savings and loan holding companies have not been subject to regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust-preferred securities, which are currently includable within Tier 1 capital by bank holding companies within certain limits, would no longer be includable as Tier 1 capital, subject to certain grandfathering.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary savings bank will apply to savings and loan holding companies with $1 billion or more in total consolidated assets as of January 1, 2015.  As is the case with the savings bank subsidiary, the capital conservation buffer requirement will be phased in between 2016 and 2019. Legislation was enacted in December 2014 which requires the Federal Reserve Board to amend its “Small Bank Holding Company” Policy Statement to extend the applicability to bank and savings and loan holding companies of up to $1 billion in assets.  That will exempt such holding companies from the consolidated holding company capital requirements.   Although the Company is currently within the asset size threshold, it is uncertain when the Federal Reserve Board will act and whether the Company would qualify for the exemption under other conditions that may apply.

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

Waivers of Dividends by Lake Shore, MHC.  The Dodd-Frank Act requires federally-chartered mutual holding companies to give the Federal Reserve Board notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like Lake Shore, MHC, the Federal Reserve Board “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009.  Lake Shore, MHC qualifies as a grandfathered mutual holding company.  The Dodd-Frank Act further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.  In September 2011, however, the Federal Reserve Board issued an interim final rule that also requires, as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  Lake Shore, MHC solicited its members to vote on the proposal to waive dividends and on February 4,  2015, the members approved the waiver of dividends. The Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Board for their non-objection. As of March 3,  2015, Lake Shore, MHC received the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 3,  2016. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.  For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of Lake Shore Savings to make capital distributions to Lake Shore Bancorp and the waiver of dividends by Lake Shore, MHC.”

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

Item 1A.  Risk Factors.

Risks Related To Our Business

Our loan portfolio includes loans with a higher risk of loss.  We originate commercial real estate loans, commercial business loans, consumer loans, and residential real estate loans (including home equity loans) primarily within our market area.  Commercial real estate, commercial business, and consumer loans, which comprised in the aggregate 29.3% of our total loan portfolio at December 31, 2014, may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.  These loans also have greater credit risk than residential real estate for the following reasons:

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

Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance for loan losses.  Our provision for loan losses in 2014 was $222,000, a $117,000, or 111.4%, increase over 2013, partially due to an increase in the size of our commercial loan portfolio by $10.3 million from December 31, 2013 and increases in classified real estate and commercial loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses.  If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. The increased focus on commercial loan originations has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provision for loan losses.  If we were to further increase the amount of commercial loans in our portfolio, we may decide to make increased provisions for loan losses.  In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, which may have a material adverse effect on our financial condition and results of operations.

Low demand for real estate loans may lower our profitability.    Making loans secured by real estate, including one- to four-family and commercial real estate, is our primary business and primary source of revenue.  If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans.  Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates.  Interest rates on deposit products steadily declined between 2008 and 2012 at a greater pace than the rate decline on loan products, resulting in a positive net interest margin during that time period.    Furthermore, we experienced commercial loan growth during 2010 through 2014, especially in the Erie County market area, which had a positive impact on net interest income.  However, loan demand for retail customers slowed down during 2010 through 2014, which resulted in decreasing loan interest income. If rates begin to rise, loan demand may continue to be low, and deposit expenses may increase, which could lower our profitability.

We have opened new branches and expect to open additional new branches in the near future.  Opening new branches reduces our short-term profitability due to one-time fixed expenses coupled with low levels of income earned by the branches until their customer bases are built.  We opened a new branch in Snyder, New York during the second quarter of 2013.  In addition, we may continue to expand through de novo branching.  The expense associated with building and staffing new branches will significantly increase our non-interest expense, with compensation and occupancy costs constituting the largest amount of increased costs.  Losses are expected from new branches for some time as the expenses associated with it are largely fixed and typically greater than the income earned as a branch builds up its customer base.  Our management has projected that it will take approximately 24 to 36 months for new branches to become profitable after they have opened.  There can be no assurance that our branch expansion strategy will result in increased earnings, or that it will result in increased earnings within a reasonable period of time.  We expect that the success of our branching strategy will depend largely on the ability of our staff to market the deposit and loan products offered by us.  The probability of opening a new branch will depend on available site locations, as well on the economic environment and projected demand in targeted market areas.

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

Changes in interest rates could adversely affect our results of operations and financial condition.  Our results of operations and financial condition are significantly affected by changes in interest rates.    We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

From an interest rate risk perspective, we have generally been liability sensitive, which indicates that our liabilities generally re-price faster than assets. In response to negative economic developments, the Federal Reserve Board’s Open Market Committee steadily reduced its federal funds rate target and has continued to maintain the Fed Funds rate at 0.00%-0.25% for more than six years, which has had the effect of reducing our cost of funds. Given our historic liability sensitivity, the decline in our cost of funds initially outpaced the decline in yield on our interest earning assets thereby having a positive impact on our net interest rate spread and net interest margin. However, in 2014, the rate of reduction in our cost of interest-bearing liabilities slowed in relation to the continuing decline in the yield on our interest-earning assets. Consequently, our net interest rate spread decreased by 13 basis points to 3.06% for the year ended December 31, 2014 from 3.19% for the year ended December 31, 2013. Our net interest margin declined 13 basis points to 3.21% for the year ended December 31, 2014 from 3.34% for the year ended December 31, 2013.

We continue to be at risk of additional reductions in our net interest rate spread and net interest margin resulting from further declines in our yield on interest earning assets that may outpace any subsequent reductions in our cost of funds. In particular, our ability to further reduce the cost of our interest-bearing deposits is increasingly limited given that most deposit offering rates are already well below 1.00% at December 31, 2014. Moreover, our liability sensitivity may adversely affect net income in the future when market interest rates ultimately increase from historical lows and our cost of interest-bearing liabilities rises faster than our yield on interest-earning assets.

Interest rates also affect how much money we lend.  For example, when interest rates rise, the cost of borrowing increases resulting in a decrease in loan demand. As rates rise, we expect loan applications to decrease, prepayment speeds on loans and mortgage-backed securities to slowdown and the interest rate on our loan portfolio to remain static.    Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio.  An increasing rate environment is expected to cause a decrease in our net interest rate spread and a decrease in our earnings.

Changes in market interest rates could also reduce the value of our interest-earning assets including, but not limited to, our securities portfolio. In particular, the unrealized gains and losses on securities available for sale are reported, net of tax, in accumulated other comprehensive income which is a component of stockholders’ equity. As such, declines in the fair value of such securities resulting from increases in market interest rates may adversely affect stockholders’ equity.

In order to mitigate the effect of a rising interest rate environment, the Bank’s Asset-Liability Committee is continuing to review its options in relation to shortening the term of interest earning assets, increasing short term investments in liquid assets to take advantage of rising rates, increasing core deposit growth, implementation of new products, promotion of adjustable rate commercial loan products and use of derivative products.

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

Our information systems may experience an interruption or breach in security. We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer accounts, general ledger, deposit, loan and other systems. There have been increasing efforts to breach data security at financial institutions through cyber attacks. Recently, there have been several instances involving financial services and consumer-based companies reporting the unauthorized disclosure of customer information or the destruction or theft of corporate data. We may be unable to proactively address these types of security breaches or to implement adequate preventative measures because the techniques used to cause these breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas throughout the world. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be adequately addressed.  Additionally, we outsource our data processing to third parties. If the third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations. Furthermore, breaches of such third party’s technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own. Fraud attacks targeting customer-controlled devices, plastic payment card terminals, and merchant data collection points provide another source of potential loss, again through no fault of our own. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. The Company maintains a system of internal controls to mitigate such occurrences and maintains insurance coverage for exposures that are insurable. The Company regularly tests internal controls to ensure that they are appropriate and functioning as designed.

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

Our ability to grow may be limited.   We intend to seek to expand our banking franchise, organically and by acquiring other financial institutions or branches and other financial service providers if the right opportunity occurs.  However, we have no specific plans for expansion or acquisitions at this time.  Our ability to grow through selective acquisitions of other financial institutions or branches will depend on successfully identifying, acquiring and integrating those institutions or branches.  We cannot assure you that we will be able to generate organic growth or identify attractive acquisition candidates, make acquisitions on favorable terms or successfully integrate any acquired institutions or branches.

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

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses. Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use a diverse set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

Public Shareholders Do Not Exercise Voting Control Over Us.A majority of our voting stock is owned by Lake Shore, MHC.  Lake Shore, MHC is controlled by its board of directors, who consist of those persons who are members of the board of directors of Lake Shore Bancorp and Lake Shore Savings.  Lake Shore, MHC will determine the outcome of the election of the board of directors of Lake Shore Bancorp, and, as a general matter, controls the outcome of all matters presented to the shareholders of Lake Shore Bancorp for resolution by vote, except for matters that require a vote greater than Lake Shore, MHC’s ownership interest.  Consequently, Lake Shore, MHC, acting through its board of directors, is able to control the business and operations of Lake Shore Bancorp and may be able to prevent any challenge to the ownership or control of Lake Shore Bancorp by shareholders other than Lake Shore, MHC.  There is no assurance that Lake Shore, MHC will not take actions that the public shareholders believe are against their interests.

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

•

the federal prohibition on paying interest on commercial demand deposits has been eliminated, thus allowing businesses to have interest-bearing checking accounts.  This change has increased our interest expense;

•

the Federal Reserve Board is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  The new capital rule for savings and loan holding companies will take effect on January 1, 2015.  The Federal Reserve has proposed a new rule that would exempt certain savings and loan holding companies with less than $1.0 billion in assets. See “Supervision and Regulation – Holding Company Regulation – Capital;”

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

In addition to the risks noted above, we expect that our operating and compliance costs, and possibly our interest expense, will increase as a result of the Dodd-Frank Act and the implementing rules and regulations.  The need to comply with additional rules and regulations, as well as state laws and regulations to which we were not previously subject, will also divert management’s time from managing our operations.  Higher capital levels could reduce our ability to grow and decrease our interest-earning assets which would adversely affect our return on stockholders’ equity.

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

Lake Shore, MHC solicited its members to vote on the proposal to waive dividends and on February 4,  2015, the members approved the waiver of dividends. The Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Board for their non-objection. As of March 3, 2015, Lake Shore, MHC received the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 3,  2016. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.

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

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital or constrain us from paying dividends or repurchasing shares. In July 2013, the federal banking agencies approved a new rule that substantially amends the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for Lake Shore Savings on January 1, 2015 and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The  new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Item 1B.  Unresolved Staff Comments.

                None.

Item 2.  Properties.

We conduct our business through our corporate headquarters, administrative offices, and eleven branch offices.  At December 31, 2014, the net book value of the computer equipment and other furniture, fixtures, and equipment at our offices totaled $1.2 million. For more information, see Note 6 and Note 9 in the Notes to our Consolidated Financial Statements.

	Leased or	Original	Net Book Value
Location	Owned	Date Acquired	December 31, 2014
	(Dollars in thousands)
Corporate Headquarters
31 East Fourth Street
Dunkirk, NY 14048	Owned	2003	$824
Branch Offices:
Chautauqua County branches
128 East Fourth Street
Dunkirk, NY 14048	Owned/Leased(1)	1930	747
30 East Main Street
Fredonia, NY 14063	Owned	1996	637
1 Green Avenue
Lakewood, NY 14701	Owned/Leased(2)	1996	557
115 East Fourth Street
Jamestown, NY 14701	Owned	1997	382
106 East Main Street
Westfield, NY 14787	Owned/Leased(3)	1998	137
Erie County branches
5751 Transit Road
East Amherst, NY 14051	Owned	2003	999
3111 Union Road
Orchard Park, NY 14127	Leased(4)	2003	463
59 Main Street
Hamburg, NY 14075	Leased(5)	2005	781
3438 Delaware Avenue
Kenmore, NY 14217	Owned	2008	1,116
570 Dick Road
Depew, NY 14043	Leased(6)	2009	72
4950 Main Street
Snyder, NY 14226	Owned	2012	1,271
Administrative Offices:
125 East Fourth Street
Dunkirk, NY 14048	Owned	1995	163
123 East Fourth Street
Dunkirk, NY 14048	Owned	1995	80
415 Washington Avenue
Dunkirk, NY 14048	Owned	2010	55

(1) The building is owned.  Additional parking lot is leased.  The lease expires in 2019.
(2) The building is owned.  The land is leased. The lease expires in 2015, but has a renewal option for an additional 10 years.
(3) The building is owned. Additional parking lot is leased. The lease expires in 2015, but has an automatic one-year renewal option.
(4) The lease expires in 2017.

(5) The lease expires in 2028.

(6) The lease expires in 2019.

Item 3. Legal Proceedings.

At December 31, 2014, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Lake Shore Bancorp, Inc. common stock trades on the Nasdaq Global Market under the symbol “LSBK”.  The table below shows the reported high and low sales prices of the common stock during the periods indicated.

	Sales Price		Dividend Information
Period	High	Low	Amount Per Share	Date of Payment

2013
First quarter	$14.69	$9.01	$0.07	March 29, 2013
Second quarter	12.00	11.00	0.07	May 21, 2013
Third quarter	11.86	10.93	0.07	August 20, 2013
Fourth quarter	12.50	11.40	0.07	November 19, 2013

2014
First quarter	$12.52	$12.20	$0.07	March 18, 2014
Second quarter	12.50	12.25	0.07	May 21, 2014
Third quarter	13.02	11.95	0.07	August 19, 2014
Fourth quarter	14.00	12.50	0.07	November 18, 2014

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

As of March 23,  2015 there were approximately 1,314 record holders of Lake Shore Bancorp, Inc. common stock.

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended December 31, 2014:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

October 1 through October 31, 2014	-	$-	-	56,410
November 1 through November 30, 2014	-	-	-	56,410
December 1 through December 31, 2014	-	-	-	56,410
Total	-	$-	-	56,410

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

Item 6.  Selected Financial Data.

Our selected consolidated financial and other data is set forth below, which is derived in part from, and should be read in conjunction with, our audited consolidated financial statements and notes thereto as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012, beginning on page F-1 of this Form 10-K. Our selected consolidated financial and other data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 are from audited consolidated financial statements and notes not included in this Form 10-K.

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Selected financial condition data:
Total assets	$487,471	$482,167	$482,387	$488,597	$479,047
Loans, net	284,853	277,345	272,933	275,068	263,031
Securities available for sale	138,202	157,964	159,368	164,165	153,924
Federal Home Loan Bank stock	1,375	1,560	1,852	2,219	2,401
Total cash and cash equivalents	35,811	17,202	19,765	23,704	33,514
Total deposits	386,939	388,235	378,543	379,798	375,785
Short-term borrowings	-	11,650	11,200	6,910	5,000
Long-term debt	18,950	7,850	14,400	27,230	34,160
Total stockholders' equity	71,630	65,271	66,985	63,947	55,210
Allowance for loan losses	1,921	1,813	1,806	1,366	953
Non-performing loans	4,729	4,606	2,420	2,798	2,341
Non-performing assets	5,130	5,187	3,000	3,113	2,645

	For the year ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Selected operating data:
Interest income	$17,879	$18,614	$19,650	$20,765	$19,926
Interest expense	3,348	3,556	4,603	5,636	6,316
Net interest income	14,531	15,058	15,047	15,129	13,610
Provision for loan losses	222	105	656	415	2,115
Net interest income after provision for loan losses	14,309	14,953	14,391	14,714	11,495
Total non-interest income	2,235	2,092	2,030	1,666	3,454
Total non-interest expense	12,819	12,334	11,811	11,307	11,533
Income before income taxes	3,725	4,711	4,610	5,073	3,416
Income taxes	567	968	984	1,393	373
Net income	$3,158	$3,743	$3,626	$3,680	$3,043
Basic earnings per common share	$0.55	$0.66	$0.64	$0.65	$0.53
Diluted earnings per common share	$0.55	$0.65	$0.64	$0.65	$0.53
Dividends declared per share	$0.28	$0.28	$0.25	$0.28	$0.24

	At or for the year ended December 31,
	2014	2013	2012	2011	2010
Selected financial ratios and other data

Performance ratios:
Return on average assets	0.65%	0.77%	0.74%	0.76%	0.67%
Return on average equity	4.58%	5.64%	5.47%	6.15%	5.32%
Dividend payout ratio(1)	50.91%	43.08%	39.06%	43.08%	45.28%
Interest rate spread(2)	3.06%	3.19%	3.07%	3.14%	2.98%
Net interest margin(3)	3.21%	3.34%	3.26%	3.34%	3.21%
Efficiency ratio(4)	76.46%	71.92%	69.16%	67.32%	67.59%
Non-interest expense to average total assets	2.63%	2.55%	2.40%	2.34%	2.54%
Average interest-earning assets to average interest-bearing liabilities	120.93%	119.39%	119.69%	116.58%	115.39%

Capital ratios:
Total risk-based capital to risk weighted assets(5)	25.71%	25.08%	23.77%	21.81%	20.44%
Tier 1 risk-based capital to risk weighted assets(5)	24.95%	24.36%	23.04%	21.27%	20.05%
Tangible capital to tangible assets(5)	13.16%	12.75%	12.14%	11.18%	10.28%
Tier 1 leverage (core) capital to adjustable tangible assets(5)	13.16%	12.75%	12.14%	11.18%	10.28%
Equity to total assets	14.69%	13.54%	13.89%	13.09%	11.52%

Asset quality ratios:
Non-performing loans as a percent of total net loans	1.66%	1.66%	0.89%	1.02%	0.89%
Non-performing assets as a percent of total assets	1.05%	1.08%	0.62%	0.64%	0.55%
Allowance for loan losses as a percent of total net loans	0.67%	0.65%	0.66%	0.50%	0.36%
Allowance for loan losses as a percent of non-performing loans	40.62%	39.36%	74.63%	48.82%	40.71%

Other data:
Number of full service offices	11	11	10	10	10

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

(5)Represents the capital ratios of Lake Shore Savings Bank since Lake Shore Bancorp, Inc., as a savings and loan holding company is not currently subject to formula-based capital requirements at the holding company level.

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

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government.  Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability.  Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions.  Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area.  Certain areas of the Western New York market area have recently experienced economic growth, especially in Erie County.

While the recession is officially over and improvements have been noted in the housing market and unemployment rate, the Federal Reserve has continued to maintain the Fed Funds rate at 0.00%-0.25% for more than six years.  The Federal Reserve has indicated that the Fed Funds rate will remain low until its dual mandates of maximum employment and a 2% inflation rate are achieved on a consistent basis, and as such, this rate is not expected to increase until mid-2015 or beyond.  At the December 2013 meeting of the Federal Open Market Committee (“FOMC”), the Federal Reserve began to taper its quantitative easing (“QE”) program by reducing its purchases of mortgage-backed securities and treasury bonds by $10 billion per month.   This program was further reduced by the FOMC at each subsequent meeting until the end of the program in October 2014.  The Fed continues to reinvest cash flow received on its portfolio back into agency mortgage backed securities and treasury bonds.  This action will continue to exert downward pressure on long-term rates.

Current interest rates on residential mortgage loans remain very low compared to historical yields, and the rates have declined since January 2014.  Despite this recent decline in interest rates on residential mortgage loans, the current interest rates have increased by approximately 40 basis points since January 2013, which has resulted in decreased loan origination and refinance activity.  We will continue to closely monitor the impact of the national and regional economy on our net interest margin, results of operations and critical risk areas, including interest rate risk and credit risk.

As discussed further above in Part I, Item 1 “Business - Supervision and Regulation,” since October 2008, numerous legislative actions, including the Dodd-Frank Act, have been taken in response to the financial crisis affecting the banking system and financial markets.    While we do not know all the possible outcomes from these initiatives, we can anticipate that the Company will need to dedicate more resources to ensure compliance with new legislation and regulations, which may impact profitability.  There can be no assurance as to the actual impact any governmental program will have on the financial markets or our financial condition and results of operations.  We remain active in monitoring these developments and supporting the interests of our stockholders.

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

An important strategic objective is to continue to evaluate and enhance the technology supporting our customer service. We are committed to making investments in technology and we believe that it represents an efficient way to deploy a portion of our capital. To this end, the Company has developed a five year plan for the implementation of cost effective and efficient digital services to meet our customer’s technology needs, to focus on attracting new customers, and to improve our operational efficiencies. Although we remain committed to expanding our retail branch footprint whenever it makes strategic sense,  we will be concentrating our near term efforts on expanding our digital footprint.

Our People.  A large part of our success is related to customer service and customer satisfaction.  Having employees who understand and value our clientele and their business is a key component to our success.  We believe that our present staff is one of our competitive strengths, and thus the retention of such persons and our ability to continue to attract quality personnel is a high priority.

Lending.  Historically, our lending portfolio has consisted predominantly of residential one- to four-family mortgage loans.  At December 31, 2014 and 2013, we held $167.8 million and $170.8 million of residential one- to four-family mortgage loans, respectively, which constituted 59.1% and 61.8% of our total loan portfolio, at such respective dates. Due to the interest rate risk inherent in holding long-term, fixed rate one- to four-family real estate loans in our portfolio in a potential rising interest rate environment, we have been strategically focused on the origination of commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate.  We have also focused on small business commercial lending, including business installment loans, lines of credit and other commercial loans. These types of commercial loans are generally at higher interest rates and for shorter terms than one- to four- family real estate loans, which lowers the Bank’s interest rate risk.  At December 31, 2014 and 2013, our commercial real estate loan portfolio consisted of loans totaling $68.2 million and $58.7 million respectively, or 24.0% and

21.3%, respectively, of total loans.   At December 31, 2014 and 2013, our commercial loan portfolio consisted of loans totaling $13.5 million and $12.6 million, respectively, or 4.7% and 4.6%, respectively, of total loans. Other loan products offered to our customers include home equity lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. In the fourth quarter of 2014, we began to  sell fixed rate, long-term one- to four-family residential loans (with low yields and 30 year terms) that we originate, as part of our interest rate risk strategy and asset/liability management, and plan to continue to do so in the future, as it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential mortgage loans.

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

At December 31, 2014 and 2013, we had $138.2 million and $158.0 million, respectively, invested in securities available for sale, the majority of which are Treasury securities, agency collateralized mortgage obligation securities (“CMOs”),  agency mortgage-backed securities, and municipal securities. As of December 31, 2014, we had a net unrealized gain in the investment portfolio of $5.7 million.

Asset-Liability Strategy.    As stated above, our business consists primarily of originating one- to four-family residential real estate loans and commercial real estate loans secured by property in our market area and investing in residential mortgage-backed securities, CMOs and municipal securities.  One- to four-family residential real estate loans generally involve a lower degree of credit risk and carry a lower yield than commercial real estate and commercial business loans.  The average maturity of residential real estate loans is longer than that for commercial loans.  Our loans are primarily funded by time deposits, which typically mature within two years on average and core deposits (i.e. checking, savings and money market accounts).  As a result, we are exposed to interest rate risk, as our interest-bearing liabilities will mature or re-price more quickly than our interest-earning assets in a rising rate environment.  Although we plan to continue to originate one- to four-family residential mortgage loans going forward, we have been and intend to continue to increase our focus on the origination of commercial real estate loans and commercial business loans, which generally have higher returns and shorter durations than one- to four-family residential real estate loans.  As part of our asset liability strategy, we review the duration of assets on our balance sheet, and if necessary, we may sell loans or securities to help manage our interest rate risk.  Our strategy also involves managing interest expense.  In 2014 we have decreased the volume of higher-rate time deposits and have focused on building lower-cost core deposits, with a focus on building commercial relationships in order to help reduce and control our cost of funds.  As part of our strategy to expand our commercial loan portfolio, we expect to attract lower cost core deposits as part of these borrower relationships.  We offer competitive rates on a variety of deposit products to meet the needs of our customers and we promote long term deposits, where necessary, to meet asset-liability goals.  We also consider borrowed funds or derivatives as an opportunity to extend the duration of liabilities at attractive levels.

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

Critical Accounting Policies

It is management’s opinion that accounting estimates covering certain aspects of our business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates.  Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance for loan losses required for probable credit losses and the material effect that such judgments can have on the results of operations.  Management’s monthly evaluation of the adequacy of the allowance considers our historical loan loss experience, review of specific loans, current economic conditions, and such other factors considered appropriate to estimate loan losses.  Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions, or economic conditions.  Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in our local area, concentrations of risk and decline in local property values. The Company’s determination as to the amount of its allowance for loan losses is subject to review by its bank regulators, which can require that we establish additional loss allowances. Refer to Note 5 of the Notes to Consolidated Financial Statements for more information on the allowance for loan losses.

In management’s opinion, the accounting policy relating to the valuation of investments is a critical accounting policy.  We use a third party vendor to provide independent pricing of the securities in our investment portfolio, with the exception of four securities which are not actively traded.  The third party vendor utilizes public quotations, third party dealer quotes and pricing models.  For the four securities that are not actively trading, the Company utilizes discounted cash flow models to determine fair value pricing.  Thus, the determination of fair value pricing on investments may require significant judgment or estimation, particularly when liquid markets do not exist for the item being valued.  The use of different assumptions for these valuations could produce significantly different results which may have material positive or negative effects on the results of our operations.  Refer to Note 13 of the Notes to Consolidated Financial Statements for more information on fair value.

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

Other than Temporary Impairment on Investment

During 2013 and 2012, a $180,000 and $102,000 OTTI write-down, respectively was recorded on one private-label asset-backed security, as management concluded that there was substantial doubt about the ability of the issuer to meet the financial commitments under the security for the projected life of the investment, due to an increased risk of default or risk that full and timely repayment of principal and interest would not be achieved.  This conclusion was reached through calculating expected returns using a discounted cash flow model with assumptions that were either equal to or more conservative than actual prepayment speeds, annual default rates and loss severity ratios.    In 2014, management sold this particular private-label, asset-backed security due to the ongoing uncertainty surrounding its value.  The bond was sold in March 2014 with an overall loss on the sale of approximately $101,000.  The loss on sale was recorded in the non-interest income section of the Consolidated Statements of Income, within the “Net gain on sale of securities available for sale” line item.  There were no OTTI write-downs during 2014.

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

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2014			December 31, 2013			December 31, 2012
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$26,832	$17	0.06%	$18,922	$14	0.07%	$23,663	$29	0.12%
Securities	149,389	4,522	3.03%	159,854	4,793	3.00%	169,228	5,542	3.27%
Loans	276,360	13,340	4.83%	271,705	13,807	5.08%	268,265	14,079	5.25%
Total interest-earning assets	452,581	17,879	3.95%	450,481	18,614	4.13%	461,156	19,650	4.26%
Other assets	34,143			34,100			30,810
Total assets	$486,724			$484,581			$491,966

Interest-bearing liabilities
Demand & NOW accounts	$45,582	$54	0.12%	$42,285	$48	0.11%	$41,233	$50	0.12%
Money market accounts	78,690	260	0.33%	73,923	269	0.36%	63,864	306	0.48%
Savings accounts	41,496	43	0.10%	38,797	40	0.10%	35,841	46	0.13%
Time deposits	188,180	2,585	1.37%	198,529	2,833	1.43%	212,371	3,577	1.68%
Borrowed funds	19,194	304	1.58%	22,608	262	1.16%	30,765	515	1.67%
Other interest-bearing liabilities	1,110	102	9.19%	1,174	104	8.86%	1,222	109	8.92%
Total interest-bearing liabilities	374,252	3,348	0.89%	377,316	3,556	0.94%	385,296	4,603	1.19%
Other non-interest bearing liabilities	43,489			40,867			40,389
Stockholders' equity	68,983			66,398			66,281
Total liabilities & stockholders' equity	$486,724			$484,581			$491,966
Net interest income		$14,531			$15,058			$15,047
Interest rate spread			3.06%			3.19%			3.07%
Net interest margin			3.21%			3.34%			3.26%

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

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Compared to			Compared to
	Year Ended December 31, 2013			Year Ended December 31, 2012
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(2)	$5	$3	$(10)	$(5)	$(15)
Securities	45	(316)	(271)	(452)	(297)	(749)
Loans, including fees	(701)	234	(467)	(451)	179	(272)
Total interest-earning assets	(658)	(77)	(735)	(913)	(123)	(1,036)

Interest-bearing liabilities:
Demand & NOW accounts	2	4	6	(3)	1	(2)
Money market accounts	(26)	17	(9)	(81)	44	(37)
Savings accounts	-	3	3	(10)	4	(6)
Time deposits	(104)	(144)	(248)	(522)	(222)	(744)
Total deposits	(128)	(120)	(248)	(616)	(173)	(789)
Other interest-bearing liabilities:
Borrowed funds & other	90	(50)	40	(137)	(121)	(258)
Total interest-bearing liabilities	(38)	(170)	(208)	(753)	(294)	(1,047)
Total change in net interest income	$(620)	$93	$(527)	$(160)	$171	$11

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Total assets at December 31, 2014 were $487.5 million, an increase of $5.3 million, or 1.1%, from $482.2 million at December 31, 2013.  The increase in total assets was primarily due to an $18.6 million increase in cash and cash equivalents and a $7.5 million increase in loans receivable, net.  These increases were partially offset by a $19.8 million decrease in securities available for sale and a $931,000 decrease in other assets.

Cash and cash equivalents increased by $18.6 million, or 108.2%, from $17.2 million at December 31, 2013 to $35.8 million at December 31, 2014.  The increase was primarily attributed to $14.3 million of net pay-downs received on the investment and loan portfolios and from cash received on the sale of $10.3 million of available for sale securities, partially offset by funds used to originate loans, pay-down borrowings and fund $1.3 million of net deposit outflow.  In the past two years, the Company has maintained a higher level of liquid assets, such as short-term interest-earning deposits, in order to manage its interest rate risk.  By investing in liquid assets, which can be used to take advantage of interest rate shifts, the Company believes it is better positioned to react to changes in market interest rates.  However, investments in short-term liquid assets generally bear lower yields than longer-term investments, resulting in lower levels of interest income.

Securities available for sale decreased by $19.8 million, or 12.5%, to $138.2 million at December 31, 2014 compared to $158.0 million at December 31, 2013.  The decrease was primarily due to $14.3 million of paydowns received on the investment portfolio, that were not subsequently re-invested into available for sale securities.  As previously noted, the Company is currently maintaining higher levels of liquid assets to be in a better position to take advantage of shifts in market interest rates and to manage interest rate risk.  During 2014, the Company also sold six agency mortgage-backed securities for $8.8 million and one asset-backed private-label security for $1.5 million. The agency mortgage-backed securities were sold as part of a strategy to position the balance sheet for a potential rising interest rate environment by shortening the duration of assets.  As noted above, the asset-backed, private-label security was sold due to the ongoing other-than-temporary impairment concerns underlying the security.  These decreases were partially offset by a $4.9 million increase in the market value (before taxes) of the securities available for sale portfolio during the year ended December 31, 2014 due to a decrease in market interest rates.

Net loans receivable increased during the year ended December 31, 2014 as shown in the table below:

	At December 31,	At December 31,	Change
	2014	2013	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$167,840	$170,793	$(2,953)	(1.7)%
Home equity	32,337	31,675	662	2.1%
Commercial	68,238	58,746	9,492	16.2%
Construction	449	936	(487)	(52.0)%

Total real estate loans	268,864	262,150	6,714	2.6%

Other Loans:
Commercial	13,467	12,645	822	6.5%
Consumer	1,495	1,517	(22)	(1.5)%

Total gross loans	283,826	276,312	7,514	2.7%
Allowance for loan losses	(1,921)	(1,813)	(108)	6.0%
Net deferred loan costs	2,948	2,846	102	3.6%

Loans receivable, net	$284,853	$277,345	$7,508	2.7%

The increase in net loans receivable was primarily due to an increase in commercial real estate loans, commercial business loans, and home equity loans, partially offset by a decrease in residential, one- to four-family real estate loans, construction loans and consumer loans. As one- to four-family residential real estate loans present additional interest rate risk to our loan portfolio as a result of the longer duration of these types of assets, we remained strategically focused in 2014 on originating adjustable rate commercial real estate and commercial business loans to diversify our asset mix, to take advantage of the opportunities available to serve small businesses in our market area, and to maintain the net interest margin.

Other assets decreased by $931,000, or 41.2%, to $1.3 million as of December 31, 2014 as compared to $2.3 million at December 31, 2013. The decrease was attributable to a change in the volume of deferred tax assets resulting from increases in unrealized mark to market gains in our securities portfolio during 2014.

The table below shows changes in deposit balances by type of deposit account between December 31, 2014 and December 31, 2013:

	At December 31,	At December 31,	Change
	2014	2013	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$37,162	$34,320	$2,842	8.3%
Interest bearing	46,685	44,517	2,168	4.9%
Money market	78,457	77,990	467	0.6%
Savings	42,507	38,833	3,674	9.5%
Time deposits	182,128	192,575	(10,447)	(5.4)%

Total Deposits	$386,939	$388,235	$(1,296)	(0.3)%

            The decrease in total deposits was primarily due to a decrease in time deposits, partially offset by an increase in all other deposit categories. The growth in checking, savings, and money market accounts was the result of the Company’s continued strategic focus on growing low-cost core deposits among its retail and commercial customers.

Our borrowings, consisting of advances from the FHLBNY, decreased by $550,000, or 2.8%, from $19.5 million at December 31, 2013 to $19.0 million at December 31, 2014.  Short-term borrowings decreased by $11.7 million, or 100.0%, due to a refinancing of the borrowings into long-term debt to lock in fixed rates with lower interest rate risk. Long-term debt increased by $11.1 million primarily due to the refinancing of short-term borrowings described previously. The refinancing of the short-term borrowings into long-term debt caused our average weighted rate on borrowings to increase by 42 basis points to 1.58%  for the year ended December 31, 2014 from 1.16%  for the year ended December 31, 2013. During the year ended December 31, 2014, the Company paid off $550,000 of long term debt.

Other liabilities increased by $830,000, or 14.5%, to $6.5 million as of December 31, 2014 as compared to $5.7 million at December 31, 2013. The increase was attributable to a change in the volume of deferred tax liabilities resulting from increases in unrealized mark to market gains in our securities portfolio during 2014.

Total stockholders’ equity increased by $6.4 million, or 9.7%, from $65.3 million at December 31, 2013 to $71.6 million at December 31, 2014.  The increase was primarily due to net income of $3.2 million, a $3.0 million increase in unrealized mark to market gains on available for sale securities (after taxes) and an $806,000 increase in additional paid in capital resulting from stock option exercises during the year ended December 31, 2014, partially offset by $590,000 in cash dividends paid during the year ended December 31, 2014.

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013

General.    Net income was $3.2 million for the year ended December 31, 2014, or $0.55 per diluted share, a decrease of $585,000, or 15.6%, compared to net income of $3.7 million, or $0.65 per diluted share, for the year ended December 31, 2013.  The decrease in net income was due to a $527,000 decrease in net  interest income, a $485,000 increase in non-interest expense and a $117,000 increase in provision for loan losses, partially offset by a $401,000 decrease in income tax expense and a $143,000 increase in non-interest income.

Net Interest Income.    Net interest income decreased by $527,000 to $14.5 million for the year ended December 31, 2014 compared to $15.1 million for the year ended December 31, 2013.  Total interest income

decreased by $735,000 and total interest expense decreased by $208,000.   Interest rate spread and net interest margin were 3.06% and 3.21%, respectively, for the year ended December 31, 2014 compared to 3.19% and 3.34%, respectively, for the year ended December 31, 2013. The decrease in the interest rate spread and net interest margin for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due to an 18 basis point decrease in the average interest rate earned on interest earning assets, offset by a 5 basis point decrease in the average rate paid on interest-bearing liabilities.

Interest Income.    Interest income decreased by $735,000, or 3.9%, to $17.9 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. This decrease was primarily a result of reduced interest income on loans and investment securities due to the continued low interest rate environment. Loan interest income decreased by $467,000, or 3.4%, to $13.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to a decrease in the average yield of the loan portfolio from 5.08% for the year ended December 31, 2013 to 4.83% for the year ended December 31, 2014. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off, as a result of the current low interest rate environment. The average balance of the loan portfolio increased $4.7 million, or 1.7%, from $271.7 million for the year ended December 31, 2013 to $276.4 million for the year ended December 31, 2014. The increase in the average balance of loans receivable was primarily due to an increase in the average balance of one- to four-family real estate loans, commercial real estate loans and home equity loans, partially offset by a decrease in the average balance of commercial business loans. Investment interest income decreased by $271,000, or 5.7%, from $4.8 million for the year ended December 31, 2013 to $4.5 million for the year ended December 31, 2014 primarily due to a decrease in the average balance of investment securities. The average balance in the investment portfolio decreased from $159.9 million for the year ended December 31, 2013 to $149.4 million for the year ended December 31, 2014. The average balance in the investment portfolio decreased primarily due to the sale of $10.3 million in available for sale securities in the first half of 2014 in order to reduce interest rate risk.  The sale of securities and the increase in cash and cash equivalents on the Bank’s balance sheet has allowed the Bank to position itself to take advantage of an anticipated rising interest rate environment by shortening the duration of assets, which reduces the risk of holding long term securities at low yields. The average yield on the investment portfolio increased by three basis points from 3.00% for the year ended December 31, 2013 to 3.03% for the year ended December 31, 2014. The average yield on the investment portfolio increased due to the purchase of higher yielding investments during the second half of 2013.

Interest Expense.  Interest expense decreased $208,000, or 5.8%, to $3.3 million for the year ended December 31, 2014 compared to $3.6 million for the year ended December 31, 2013.   Interest expense on deposits decreased by $248,000, or 7.8%, to $2.9 million for the year ended December 31, 2014 when compared to the year ended December 31, 2013 primarily due to the decrease in the average rate paid on deposits and a shift in the deposit mix away from high cost time deposits towards low cost core deposits, resulting in a larger percentage of the deposit portfolio consisting of low cost core deposits. The average balance of deposits for the year ended December 31, 2014 was $353.9 million with an average rate of 0.83% compared to the average balance of deposits of $353.5 million and an average rate of 0.90% for the year ended December 31, 2013. The decrease in the average rate paid on deposits was due to the continued low interest rate environment during 2014 and due to the shift in the deposit mix. The interest expense related to advances from the FHLBNY increased $42,000, or 16.0%, to $304,000 for the year ended December 31, 2014 as compared to $262,000 for the year ended December 31, 2013. The average balance of advances from the FHLBNY for the year ended December 31, 2014 was $19.2 million with an average rate of 1.58% compared to an average balance of $22.6 million and an average rate of 1.16% for the year ended December 31, 2013. The increase in the average rate paid on advances from the FHLBNY was primarily due to the refinancing of short-term borrowings into long-term debt during the year ended December 31, 2014 to lock in low long-term fixed rates and manage interest rate risk.

Provision for Loan Losses.    A provision of $222,000 was recorded to the allowance for loan losses during the year ended December 31, 2014, an increase of $117,000, as compared to a provision of $105,000 during the year ended December 31, 2013.  Net charge-offs were $114,000 for the year ended December 31,

2014 compared to $98,000 for the year ended December 31, 2013. Non-performing loans increased to $4.7 million, or 1.66% of total loans, at December 31, 2014 as compared to $4.6 million, or 1.66% of total loans, at December 31, 2013.

During the year ended December 31, 2014, the Company recorded a $175,000 provision for loan losses on one- to four-family and home equity loans primarily due to changes in the related environmental factors used to qualitatively assess inherent losses in the loan portfolio and an increase in classified loan balances.  During the year ended December 31, 2014, the Company recorded a $59,000 provision for loan losses on commercial real estate loans due to an increase in loan balances during 2014 and a $44,000 provision for loan losses on consumer loans related to net charge-offs. The provisions for loan losses were partially offset by a $9,000 credit for loan losses on commercial loans during the year ended December 31, 2014, primarily due to changes in the environmental factors used to qualitatively assess inherent losses. The environmental change was specifically related to a decrease in the historical average of net charge-offs on these commercial loans. The provision for loan losses were also partially offset by a $47,000 unallocated credit for loan losses. The unallocated credit reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies to estimate an allowance for loan losses.

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

Non-interest Income.    Non-interest income increased $143,000, or 6.8%, from $2.1 million for the year ended December 31, 2013 to $2.2 million for the year ended December 31, 2014. The increase was primarily due to a non-cash, pre-tax impairment charge of $180,000 recorded on one asset-backed security during the year ended December 31, 2013. Non-interest income was also partially impacted by a $175,000 recovery of previously impaired investment securities during the year ended December 31, 2014, as well as by a $31,000 gain on the sale of loans. These increases were partially offset by a $147,000 decrease in the net gain recorded on the sale of available for sale securities during the year ended December 31, 2014 as compared to the prior year. Furthermore, there was a $57,000 decrease in service charges and fees during the year ended December 31, 2014 as compared to the year ended December 31, 2013. Earnings on bank owned life insurance income decreased $24,000 for the year ended December 31, 2014 when compared to the year ended December 31, 2013, as a result of declining yields earned on the underlying policies.

Non-interest Expenses.  Non-interest expenses increased $485,000, or 3.9%, from $12.3 million for the year ended December 31, 2013 to $12.8 million for the year ended December 31, 2014.  Salaries and employee benefits expense increased $409,000, or 6.6%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. This was primarily due to annual salary increases, the hiring of an executive vice president for commercial lending, increased staffing expenses for our newest branch office in Snyder, NY which opened in April 2013 and additional expense for stock grants awarded during the year ended December 31, 2014. Occupancy and equipment expense increased $148,000, or 7.3%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to increases in software maintenance costs, property taxes, maintenance and repairs of buildings and equipment and the opening of the

Snyder branch office in the second quarter of 2013. Data processing expenses increased $147,000, or 22.5%, during the year ended December 31, 2014 primarily due to the costs associated with the implementation of new mobile banking, online banking and loan origination technology and related software as well as consulting fees related to the negotiation of our core processing contract. FDIC insurance expense increased $20,000, or 7.6%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, due to an increase in assessed fees. Professional services decreased $104,000, or 8.2%, for the year ended December 31, 2014 when compared to the year ended December 31, 2013, primarily due to lower legal and consulting expenses.  Advertising expenses decreased $11,000, or 2.5%, for the year ended December 31, 2014 when compared to the year ended December 31, 2013, primarily due to additional expenses incurred in 2013 to create an advertising campaign related to the opening of the Snyder branch office. Other expenses decreased $123,000, or 10.0%, for the year ended December 31, 2014 when compared with the year ended December 31, 2013 primarily due to decreased expenses related to collections and foreclosed properties.

Income Tax Expense.  Income tax expense decreased by $401,000, or 41.4%, from $968,000 for the year ended December 31, 2013 to $567,000 for the year December 31, 2014. The decrease was primarily due to a decrease in income before income taxes of $986,000, or 20.9%,  during the year ended December 31, 2014, as well as a decrease in the effective tax rate from 20.5% for the year ended December 31, 2013 to 15.2% for the year ended December 31, 2014. The decrease in the effective tax rate was primarily due to a decrease in income as well as a disproportionate increase in tax exempt income.

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

Income Tax Expense.    Income tax expense decreased by $16,000, or 1.6%, from $984,000 for the year ended December 31, 2012 to $968,000 for the year December 31, 2013. The decrease was primarily due to a decrease in the effective tax rate for the year ended December 31, 2013 from 21.3% for the year ended December 31, 2012 to 20.5% for the year ended December 31, 2013. The decrease in the effective tax rate was primarily due to a disproportionate increase in tax exempt income as compared to the increase in income during the year ended December 31, 2013.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures.  Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments, interest earning deposits at other financial institutions and funds provided from operations.  We have a written agreement with the Federal Home Loan Bank of New York, which allows us to borrow up to $121.1 million as of December 31, 2014, and is collateralized by a pledge of certain fixed-rate residential, one- to four-family real estate loans.  At December 31, 2014, we had outstanding advances under this agreement of $19.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.7 million and a fair value of $11.4 million as of December 31, 2014. There were no balances outstanding with the Federal Reserve Bank at December 31, 2014. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of December 31, 2014.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the year ended December 31, 2014, we originated loans of approximately $53.8 million in comparison to $57.8 million of loans originated during the year ended December 31, 2013. We did not purchase any investment securities in the year ended December 31, 2014 as compared to $36.0 million of purchases in the year ended December 31, 2013.

At December 31, 2014, we had loan commitments to borrowers of approximately $19.0 million and overdraft lines of protection and unused home equity lines of credit of approximately $29.6 million. Total deposits were $386.9 million at December 31, 2014, as compared to $388.2 million at December 31, 2013.  Time deposit accounts scheduled to mature within one year were $104.8 million at December 31, 2014.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures during 2015.  We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than loan commitments as described in Note 16 in the Notes to our Consolidated Financial Statements and the borrowing agreements noted above.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 16 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of December 31, 2014.

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

See pages F - 1 through F - 53 following the signature page of this Annual Report on Form 10-K.

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

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2014.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on that assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2014 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2014 fiscal year end.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2014 fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2014 fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2014 fiscal year end.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2014 fiscal year end.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

15(a)(1)  Financial Statements.  The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Financial Condition as of December 31, 2014 and 2013
•	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012
•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
•	Notes to Consolidated Financial Statements

15(a)(2)  Financial Statement Schedules.  Schedules are omitted because they are not required or the information is provided elsewhere in the Consolidated Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3)  Exhibits.  The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Charter of Lake Shore Bancorp, Inc.[1]
3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[7]
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.[2]
4.2	Form of Restricted Stock Award Notice[5]
4.3	Form of Stock Option Certificate[5]
10.1	Employment Agreement between Daniel P. Reininga and Lake Shore Bancorp, Inc.[9]
10.2	Employment Agreement between Daniel P. Reininga and Lake Shore Savings Bank[10]
10.3	Amended and Restated Change of Control Agreement between Rachel A. Foley and Lake Shore Bancorp, Inc.[8]
10.4	Amended and Restated Severance Pay Plan of Lake Shore Savings Bank[6]
10.5	1999 Executives Supplemental Benefit Plan[1]
10.6	Amended and Restated 2007 Executives Supplemental Benefit Plan[4]
10.7	1999 Directors Supplemental Benefit Plan[1]
10.8	Amended and Restated 2007 Directors Supplemental Benefit Plan[4]
10.9	Form of Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. amended and restated effective January 1, 2010[11]
10.10	Lake Shore Bancorp, Inc. 2006 Stock Option Plan[3]
10.11	Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan[3]
10.12	2012 Supplemental Executive Retirement Plan[12]
10.13	Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan[13]
21.1	Subsidiaries of Lake Shore Bancorp, Inc.*
23.1	Consent of Baker Tilly Virchow Krause, LLP*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

_____________________

*Filed herewith.

[1]	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2015.

Lake Shore Bancorp, Inc.
By:/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer Date: March 27, 2015

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Susan C. Ballard Susan C. Ballard	Director	March 27, 2015
/s/ Tracy S. Bennett Tracy S. Bennett	Director	March 27, 2015
/s/ Sharon E. Brautigam Sharon E. Brautigam	Director	March 27, 2015
/s/ Reginald S. Corsi Reginald S. Corsi	Director	March 27, 2015
/s/ David C. Mancuso David C. Mancuso	Director	March 27, 2015
/s/ Daniel P. Reininga Daniel P. Reininga	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2015
/s/ Kevin M. Sanvidge Kevin M. Sanvidge	Director	March 27, 2015
/s/ Gary W. Winger Gary W. Winger	Chairman of the Board	March 27, 2015
/s/ Nancy L. Yocum Nancy L. Yocum	Vice Chairperson of the Board	March 27, 2015
/s/ Rachel A. Foley Rachel A. Foley	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 27, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lake Shore Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Lake Shore Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Shore Bancorp, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania
March 27, 2015

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2014	2013
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,460	$7,748
Interest earning deposits	19,575	2,321
Federal funds sold	8,776	7,133
Cash and Cash Equivalents	35,811	17,202
Securities available for sale	138,202	157,964
Federal Home Loan Bank stock, at cost	1,375	1,560
Loans receivable, net of allowance for loan losses 2014 $1,921; 2013 $1,813	284,853	277,345
Premises and equipment, net	9,519	9,642
Accrued interest receivable	1,716	1,787
Bank owned life insurance	14,666	14,407
Other assets	1,329	2,260

Total Assets	$487,471	$482,167

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$349,777	$353,915
Non-interest bearing	37,162	34,320
Total Deposits	386,939	388,235
Short-term borrowings	-	11,650
Long-term debt	18,950	7,850
Advances from borrowers for taxes and insurance	3,415	3,454
Other liabilities	6,537	5,707
Total Liabilities	$415,841	$416,896

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,673,940 shares issued and 5,990,042 shares outstanding at December 31, 2014 and 6,619,203 shares issued and 5,915,835 shares outstanding at December 31, 2013	$67	$66
Additional paid-in capital	28,684	28,039
Treasury stock, at cost (683,898 shares at December 31, 2014 and 703,368 shares at December 31, 2013)	(6,420)	(6,588)
Unearned shares held by ESOP	(1,791)	(1,876)
Unearned shares held by compensation plans	(622)	(499)
Retained earnings	48,192	45,624
Accumulated other comprehensive income	3,520	505
Total Stockholders' Equity	71,630	65,271
Total Liabilities and Stockholders' Equity	$487,471	$482,167

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$13,340	$13,807	$14,079
Investment securities, taxable	2,403	2,804	3,635
Investment securities, tax-exempt	2,119	1,989	1,907
Other	17	14	29
Total Interest Income	17,879	18,614	19,650
Interest Expense
Deposits	2,942	3,190	3,979
Short-term borrowings	20	48	50
Long-term debt	284	214	465
Other	102	104	109
Total Interest Expense	3,348	3,556	4,603
Net Interest Income	14,531	15,058	15,047
Provision for Loan Losses	222	105	656
Net Interest Income after Provision for Loan Losses	14,309	14,953	14,391

Non-Interest Income
Service charges and fees	1,610	1,667	1,698
Earnings on bank owned life insurance	259	283	248
Recovery on previously impaired investment securities	175	3	-
Net gain on sale of securities available for sale	59	206	64
Gain on sale of loans	31	-	-
Total other-than-temporary impairment (“OTTI”) losses	-	(613)	(583)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	-	433	481
Net OTTI losses recognized in earnings	-	(180)	(102)
Other	101	113	122
Total Non-Interest Income	2,235	2,092	2,030

Non-Interest Expenses
Salaries and employee benefits	6,611	6,202	6,069
Occupancy and equipment	2,177	2,029	1,754
Professional services	1,163	1,267	1,274
Data processing	801	654	620
Advertising	429	440	436
FDIC Insurance	283	263	249
Postage and supplies	244	245	248
Other	1,111	1,234	1,161
Total Non-Interest Expenses	12,819	12,334	11,811

Income before Income Taxes	3,725	4,711	4,610
Income Tax Expense	567	968	984
Net Income	$3,158	$3,743	$3,626

Basic earnings per common share	$0.55	$0.66	$0.64
Diluted earnings per common share	$0.55	$0.65	$0.64
Dividends declared per share	$0.28	$0.28	$0.25

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income  (Loss)

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Net Income	$3,158	$3,743	$3,626

Other Comprehensive Income (Loss), net of tax (expense) benefit
Unrealized holding gains (losses) on securities available for sale, net of tax (expense) benefit	3,158	(4,938)	402

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(107)	(2)	-
Net gain on sale of securities included in net income, net of tax expense	(36)	(126)	(39)
Impairment charge for losses included in net income, net of tax benefit	-	110	62
Total Other Comprehensive Income (Loss)	3,015	(4,956)	425

Total Comprehensive Income (Loss)	$6,173	$(1,213)	$4,051

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2014, 2013 and 2012

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(In thousands, except share and per share data)

Balance - January 1, 2012	$66	$27,987	$(6,260)	$(2,046)	$(606)	$39,770	$5,036	$63,947
Net income	-	-	-	-	-	3,626	-	3,626
Other comprehensive income, net of tax expense of $268	-	-	-	-	-	-	425	425
ESOP shares earned (7,935 shares)	-	(5)	-	85	-	-	-	80
Stock based compensation	-	9	-	-	-	-	-	9
Compensation plan shares earned (3,992 shares)	-	(18)	-	-	53	-	-	35
Purchase of treasury stock, at cost (20,000 shares)	-	-	(209)	-	-	-	-	(209)
Cash dividends declared ($0.25 per share)	-	-	-	-	-	(928)	-	(928)
Balance - December 31, 2012	$66	$27,973	$(6,469)	$(1,961)	$(553)	$42,468	$5,461	$66,985
Net income	-	-	-	-	-	3,743	-	3,743
Other comprehensive loss, net of tax benefit of $3,128	-	-	-	-	-	-	(4,956)	(4,956)
Stock options exercised (6,703 shares)	-	73	-	-	-	-	-	73
ESOP shares earned (7,935 shares)	-	6	-	85	-	-	-	91
Stock based compensation	-	4	-	-	-	-	-	4
Compensation plan shares earned (4,035 shares)	-	(17)	-	-	54	-	-	37
Purchase of treasury stock, at cost (10,000 shares)	-	-	(119)	-	-	-	-	(119)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(587)	-	(587)
Balance - December 31, 2013	$66	$28,039	$(6,588)	$(1,876)	$(499)	$45,624	$505	$65,271
Net income	-	-	-	-	-	3,158	-	3,158
Other comprehensive income, net of tax expense of $1,903	-	-	-	-	-	-	3,015	3,015
Stock options exercised (54,737 shares)	1	628	-	-	-	-	-	629
ESOP shares earned (7,935 shares)	-	14	-	85	-	-	-	99
Stock based compensation	-	9	-	-	-	-	-	9
Compensation plan shares granted (24,570 shares)	-	-	230	-	(230)	-	-	-
Compensation plan shares earned (9,576 shares)	-	(6)	-	-	107	-	-	101
Purchase of treasury stock, at cost (5,100 shares)	-	-	(62)	-	-	-	-	(62)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(590)	-	(590)
Balance - December 31, 2014	$67	$28,684	$(6,420)	$(1,791)	$(622)	$48,192	$3,520	$71,630

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,158	$3,743	$3,626
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	303	488	558
Amortization of deferred loan costs	462	518	550
Provision for loan losses	222	105	656
Impairment of investment securities	-	180	102
Recovery on previously impaired investment securities	(175)	(3)	-
Net gain on sale of investment securities	(59)	(206)	(64)
Originations of loans held for sale	(1,737)	(1,436)	(767)
Proceeds from sales of loans held for sale	1,768	1,436	767
Gain on sale of loans	(31)	-	-
Net loss on disposal of premises and equipment	-	1	4
Depreciation and amortization	750	699	663
Deferred income tax benefit	(26)	(46)	(240)
Increase in bank owned life insurance, net	(259)	(283)	(248)
ESOP shares committed to be released	99	91	80
Stock based compensation expense	110	41	44
Decrease in accrued interest receivable	71	15	117
(Increase) decrease in other assets	(219)	65	380
Writedowns of foreclosed real estate	43	57	67
(Decrease) increase in other liabilities	(133)	(83)	458
Net Cash Provided by Operating Activities	4,347	5,382	6,753
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	10,337	4,381	1,433
Maturities, prepayments and calls	14,274	25,863	34,652
Purchases	-	(35,973)	(32,601)
Purchases of Federal Home Loan Bank Stock	(353)	-	(17)
Redemptions of Federal Home Loan Bank Stock	538	292	384
Loan origination and principal collections, net	(8,600)	(5,606)	47
Proceeds from sale of foreclosed real estate	601	551	603
Additions to premises and equipment	(627)	(657)	(1,822)
Purchase of additional bank owned life insurance	-	-	(2,500)
Net Cash Provided by (Used in) Investing Activities	16,170	(11,149)	179
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(1,296)	9,692	(1,255)
Net (decrease) increase in advances from borrowers for taxes and insurance	(39)	245	61
Net (decrease) increase in short term borrowings	(11,650)	450	4,290
Proceeds from issuance of long-term debt	15,200	1,750	-
Repayment of long-term debt	(4,100)	(8,300)	(12,830)
Proceeds from stock options exercised	629	73	-
Purchase of treasury stock	(62)	(119)	(209)
Cash dividends paid	(590)	(587)	(928)
Net Cash (Used in) Provided by Financing Activities	(1,908)	3,204	(10,871)
Net Increase (Decrease) in Cash and Cash Equivalents	18,609	(2,563)	(3,939)
CASH AND CASH EQUIVALENTS - BEGINNING	17,202	19,765	23,704
CASH AND CASH EQUIVALENTS - ENDING	$35,811	$17,202	$19,765
SUPPLEMENTARY CASH FLOWS INFORMATION

Interest paid	$3,334	$3,574	$4,639
Income taxes paid	$828	$1,131	$1,112

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$448	$704	$1,001
Securities sold and not settled	$-	$-	$1,410

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1 - Organization and Nature of Operations

Organizational Structure

Lake Shore Bancorp, Inc. (the “Company, “us,” “our,” or “we”) and the parent mutual holding company, Lake Shore, MHC (the “MHC”) were formed on April 3, 2006 to serve as the stock holding companies for Lake Shore Savings Bank (the “Bank”) as part of the Bank’s conversion and reorganization from a New York State chartered mutual savings and loan association to the federal mutual holding company form of organization.

The MHC, whose activity is not included in these consolidated financial statements, held 3,636,875 shares, or 60.7% of the Company’s outstanding common stock as of December 31, 2014.

The Bank is engaged primarily in the business of retail banking in Erie and Chautauqua Counties of New York State.  Its primary deposit products are savings and term certificate accounts and its primary lending products are residential mortgages and commercial real estate loans.

Charter

Lake Shore Bancorp, Inc. and the parent mutual holding company, Lake Shore, MHC are federally chartered and, effective July 2012, regulated by the Federal Reserve Board.  Lake Shore Savings Bank, subsidiary of Lake Shore Bancorp, Inc., is a federally chartered savings bank and, effective July 2012, regulated by the Office of the Comptroller of the Currency (the “OCC”).  These changes in regulators from the Office of Thrift Supervision (“OTS”) are due to the passage of the Dodd-Frank Act.

Regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) prohibit the waiver of dividends by the MHC unless the waiver has been approved by its members, consisting of depositors of the Bank.  The MHC held a special meeting on February 4, 2015 of its members to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.28 per share that may be declared by the Company in the twelve months subsequent to the approval of the proposal by members.  At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve for final approval of the dividend waiver. As of March 3, 2015, Lake Shore, MHC received the approval of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 3, 2016. In prior periods, the MHC elected to waive its right to receive cash dividends upon receipt of regulatory approval prior to change in regulation. The waiving of dividends by the MHC will increase Company resources available for stock repurchases, payment of dividends to minority stockholders, and investments. As of December 31, 2014, the MHC elected to waive approximately $6.4 million on a cumulative basis. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

All securities are reviewed for OTTI under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments - Debt and Equity Securities” (“ASC 320”). The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimate of potential recoveries, and other factors, then applies a discounting rate equal to the effective yield of the security. When impairment of a debt security is considered other-than-temporary, the amount of OTTI recorded as a loss within non-interest income and thereby recognized in earnings depends on whether the Company intends to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to (has decided to) sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value. If the Company does not intend to sell the debt security and it is not more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, OTTI is separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss is recognized against earnings. The amount related to other market factors is recognized in other comprehensive income, net of applicable taxes.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  The restricted stock is carried at cost.

Management’s determination of whether these investments are impaired is based on an assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  The FHLB stock was not deemed to be impaired, and therefore no impairment charges were recorded during the years ended December 31, 2014, 2013 and 2012.

Derivative Instruments

The Company follows the FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”).  ASC 815 establishes accounting and reporting standards for derivative instruments and for hedging activities, which require that an entity recognize all derivatives as either assets or liabilities on a balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivative qualifies as a hedge.  If a derivative qualifies as a hedge, the Company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income.  The Company did not hold derivative instruments or use hedge accounting during the years ended December 31, 2014, 2013 and 2012.

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

Loans may be periodically modified in a troubled debt restructuring (“TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure, in accordance with FASB Accounting Standard Update (“ASU”) 2012-02, “Receivables (“Subtopic 310”): “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2012-02”).  Generally, we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of a modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or charge-off to the allowance.

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

Foreclosed Real Estate

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the Allowance for Loan Losses. Subsequent write-downs to fair value, net of estimated selling costs, are recorded in non-interest expense along with direct operating expenses.  Gains or losses not previously recognized, resulting from the sale of foreclosed assets are recognized in non-interest expense on the date of sale.

Foreclosed real estate was $401,000 and $581,000 at December 31, 2014 and 2013, respectively, and was included as a component of other assets.  Proceeds from the sale of foreclosed real estate for the years ended December 31, 2014, 2013 and 2012 were $601,000, $551,000, and $603,000, respectively.    This resulted in a net gain on sale of $64,000, $38,000 and $53,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses (see Note 11).  BOLI involves the purchasing of life insurance by the Company on a chosen group of employees.  The Company is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from the increase in the cash surrender value of the underlying policies is included in non-interest income in the consolidated statements of income.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Total advertising expense for the years ended December 31, 2014, 2013 and 2012 was $429,000, $440,000, and $436,000, respectively.

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

Stock Compensation Plans

At December 31, 2014, the Company had stock-based employee and non-employee compensation plans, which are described more fully in Note 12. The Company accounts for these plans under FASB ASC Topic 718 “Compensation – Stock Compensation” (“ASC Topic 718”).  The Company accounts for the plans using a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award.  Compensation is then recognized over the service period, which is usually the vesting period. The fair value of the stock option grants are estimated on the date of grant using the Black-Scholes options-pricing model.   Common shares awarded under the restricted stock plan are expensed based on the fair market value at the grant date. Common shares awarded under the equity incentive plan are also accounted for in this manner.  The stock option plan, restricted stock plan and equity incentive plan expenses are recognized in salaries and employee benefits expense on the consolidated statement of income.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, less unallocated shares held by the Company’s ESOP, shares held by the Company’s Recognition and Retention Plan (“RRP”) and shares held by the Company’s 2012 Equity Incentive Plan (“EIP”), during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock awards, and are determined using the treasury stock method.

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

Restrictions on Cash and Due from Banks

The Company is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2014 and 2013 was $2,077,000 and $1,902,000, respectively.

Subsequent Events

The Company follows FASB ASC Topic 855, “Subsequent Events”, in accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company evaluated events occurring subsequent to December 31, 2014 through the date the consolidated financial statements are being issued, and other than as set forth in Note 21, did not identify any subsequent events requiring disclosure pursuant to the provisions of FASB ASC Topic 855.

New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 is intended to clarify and simplify revenue recognition principles, develop a common revenue standard across industries and accounting frameworks, and improve the usefulness and consistency of revenue reporting. ASU 2014-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. Early application is not permitted. The Company has not yet determined the impact the adoption of ASU 2014-09 will have on its financial condition and results of operations.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (“Topic 718”): “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The update requires that a performance target be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for the reporting periods beginning after December 15, 2015. Management does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements or results of operations.

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure” (“ASU 2014-14”). ASU 2014-14 is intended to improve accounting and disclosure consistency related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. ASU 2014-14 is effective for the reporting periods beginning after December 15, 2014. Management does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements or results of operations.

Reclassifications

Certain amounts in the 2013 and 2012 consolidated financial statements have been reclassified to conform with the 2014 presentation format. These reclassifications had no effect on net income.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,817	$1,544	$-	$14,361
Municipal bonds	57,158	3,635	(7)	60,786
Mortgage-backed securities:
Collateralized mortgage obligations-private label	61	-	-	61
Collateralized mortgage obligations-government sponsored entities	50,465	237	(710)	49,992
Government National Mortgage Association	524	47	-	571
Federal National Mortgage Association	7,107	366	-	7,473
Federal Home Loan Mortgage Corporation	2,650	117	-	2,767
Asset-backed securities-private label	1,546	584	(107)	2,023
Asset-backed securities-government sponsored entities	111	11	-	122
Equity securities	22	24	-	46
	$132,461	$6,565	$(824)	$138,202

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,857	$991	$-	$13,848
Municipal bonds	57,199	1,385	(540)	58,044
Mortgage-backed securities:
Collateralized mortgage obligations-private label	77	4	-	81
Collateralized mortgage obligations-government sponsored entities	63,840	362	(1,577)	62,625
Government National Mortgage Association	2,153	66	-	2,219
Federal National Mortgage Association	11,452	318	(136)	11,634
Federal Home Loan Mortgage Corporation	5,774	117	(75)	5,816
Asset-backed securities-private label	3,637	618	(757)	3,498
Asset-backed securities-government sponsored entities	130	4	-	134
Equity securities	22	43	-	65
	$157,141	$3,908	$(3,085)	$157,964

All of our collateralized mortgage obligations are backed by residential mortgages.

At December 31, 2014 and 2013, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At December 31, 2014 and December 31, 2013, thirty-one municipal bonds with a cost of $10.7 million and fair value of $11.4 and $11.1 million, respectively were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at December 31, 2014, six municipal bonds with a cost and fair value of $1.5 million and $1.6 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2013, five municipal bonds with a cost and fair value of $1.1 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2014
Municipal bonds	$-	$-	$814	$(7)	$814	$(7)
Mortgage-backed securities	7,569	(53)	25,027	(657)	32,596	(710)
Asset-backed securities -private label	610	(28)	829	(79)	1,439	(107)

	$8,179	$(81)	$26,670	$(743)	$34,849	$(824)

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2013
Municipal bonds	$14,052	$(540)	$-	$-	$14,052	$(540)
Mortgage backed securities	41,094	(1,267)	12,768	(521)	53,862	(1,788)
Asset-backed securities -private label	-	-	2,794	(757)	2,794	(757)

	$55,146	$(1,807)	$15,562	$(1,278)	$70,708	$(3,085)

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

At December 31, 2014, the Company’s investment portfolio included six mortgage-backed securities and one private label asset-backed security in the unrealized losses less than twelve months category. The mortgage-backed securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, and the securities were issued by government sponsored enterprises. The private label asset-backed security was evaluated further for OTTI, as the probability of default is high and the Company’s analysis indicated a possible loss of principal. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

At December 31, 2014, the Company had two municipal bonds, twenty mortgage-backed securities and one private label asset-backed security in the “unrealized losses twelve months or more” category.

The two municipal bonds and twenty mortgage-backed securities in this category were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The private label asset-backed security in this category was evaluated further for OTTI, as the probability of default is high and the Company’s analysis indicated a possible loss of principal.

The following table provides additional information relating to these private label asset-backed securities as of December 31, 2014 (dollars in thousands):

							Foreclosure/
			Unrealized	Lowest	Delinquent %		OREO/
Security	Book Value	Fair Value	Loss	Rating	Over 60 days	Over 90 days	Bankruptcy %	OREO%
1	$908	$829	$(79)	CCC	23.20%	22.10%	11.50%	1.50%
2	638	610	(28)	CCC	17.20%	16.10%	6.30%	1.40%
Total	$1,546	$1,439	$(107)

The two private label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these two private label asset-backed securities occurred due to the ongoing challenges in the economic environment and increased levels of delinquency trends in the underlying loan pools. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the securities listed above did not reflect the need to record an OTTI charge against earnings during the year ended December 31, 2014. The estimated discounted cash flows for these securities did not show an additional principal loss under various prepayment and default rate scenarios. Management concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of December 31, 2014. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-value ratios and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of December 31, 2014 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive income (loss), net of tax on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of earnings:

	For The Year Ended December 31,	For The Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Beginning balance	$1,318	$1,155
Additions:
Credit loss not previously recognized	-	180
Reductions:
Realized loss on sale of security on OTTI previously recognized	(282)	-
Losses realized during the period on OTTI previously recognized	(3)	(14)
Receipt of cash flows on previously recorded OTTI	(175)	(3)
Ending balance	$858	$1,318

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other than temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
December 31, 2014:
After one year through five years	$851	$925
After five years through ten years	33,606	36,194
After ten years	35,518	38,028
Mortgage-backed securities	60,807	60,864
Asset-backed securities	1,657	2,145
Equity securities	22	46
	$132,461	$138,202

The Company sold one private-label asset-backed security and six mortgage-backed securities during the year ended December 31, 2014, for total proceeds of $10.3 million, resulting in gross realized gains of $274,000 and gross realized losses of $215,000. During the year ended December 31, 2013, the Company sold available for sale securities for total proceeds of $3.0 million, resulting in gross realized gains of $206,000. During the year ended December 31, 2013, the Company received a $1.4 million settlement related to the sale of available for sale securities in the fourth quarter of 2012.   The Company sold available for sale securities during the year ended December 31, 2012, for total proceeds of $2.8 million, resulting in gross realized gains of $64,000.

Note 4 - Loans Receivable

Loans receivable, net consists of the following:

	December 31,
	2014	2013
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$167,840	$170,793
Home equity	32,337	31,675
Commercial	68,238	58,746
Construction	449	936
	268,864	262,150

Commercial	13,467	12,645
Consumer	1,495	1,517
Total Loans	283,826	276,312

Allowance for loan losses	(1,921)	(1,813)
Net deferred loan costs	2,948	2,846
Loans Receivable, net	$284,853	$277,345

Residential real estate loans serviced for others by the Company totaled $12.0 million and $11.7 million at December 31, 2014 and 2013, respectively.

At December 31, 2014, there were approximately $121.1 million of one- to four-family residential real estate loans pledged as collateral for advances from the FHLB.

Most loans made by the Company are secured by borrowers' personal or business assets.  The Company considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank's capital plus reserves or 10% of total loans.  At December 31, 2014, no concentrations of credit to a particular industry existed as defined by these parameters.

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

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of December 31, 2014 and December 31, 2013:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
December 31, 2014
Allowance for Loan Losses:
Balance – January 1, 2014	$355	$80	$1,104	$-	$218	$9	$47	$1,813
Charge-offs	(26)	(39)	-	-	(25)	(44)	-	(134)
Recoveries	6	1	-	-	-	13	-	20
Provision (Credit)	111	64	59	-	(9)	44	(47)	222
Balance – December 31, 2014	$446	$106	$1,163	$-	$184	$22	$-	$1,921
Ending balance: individually evaluated for impairment	$-	$-	$178	$-	$-	$-	$-	$178
Ending balance: collectively evaluated for impairment	$446	$106	$985	$-	$184	$22	$-	$1,743

Gross Loans Receivable (1):
Ending balance	$167,840	$32,337	$68,238	$449	$13,467	$1,495	$-	$283,826
Ending balance: individually evaluated for impairment	$211	$10	$2,312	$-	$10	$-	$-	$2,543
Ending balance: collectively evaluated for impairment	$167,629	$32,327	$65,926	$449	$13,457	$1,495	$-	$281,283

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,921) or deferred loan costs of $2,948.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2013
Allowance for Loan Losses:
Balance – January 1, 2013	$393	$79	$1,118	$-	$202	$14	$-	$1,806
Charge-offs	(51)	-	(21)	-	(47)	(32)	-	(151)
Recoveries	35	5	9	-	3	1	-	53
Provision (Credit)	(22)	(4)	(2)	-	60	26	47	105
Balance – December 31, 2013	$355	$80	$1,104	$-	$218	$9	$47	$1,813
Ending balance: individually evaluated for impairment	$-	$-	$125	$-	$-	$-	$-	$125
Ending balance: collectively evaluated for impairment	$355	$80	$979	$-	$218	$9	$47	$1,688

Gross Loans Receivable (1):
Ending Balance	$170,793	$31,675	$58,746	$936	$12,645	$1,517	$-	$276,312
Ending balance: individually evaluated for impairment	$177	$4	$2,458	$-	$9	$-	$-	$2,648
Ending balance: collectively evaluated for impairment	$170,616	$31,671	$56,288	$936	$12,636	$1,517	$-	$273,664

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,813) or deferred loan costs of $2,846.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2012
Allowance for Loan Losses:
Balance – January 1, 2012	$441	$125	$522	$-	$265	$13	$1	$1,367
Charge-offs	(134)	(14)	-	-	(80)	(11)	-	(239)
Recoveries	1	-	20	-	1	1	-	23
Provision (Credit)	85	(32)	576	-	16	11	(1)	655
Balance – December 31, 2012	$393	$79	$1,118	$-	$202	$14	$-	$1,806

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

The following is a summary of information pertaining to impaired loans for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
				For the Year Ended
	At December 31, 2014			December 31, 2014
With no related allowance recorded:
Residential, one- to four-family	$211	$211	$-	$216	$11
Home equity	10	10	-	10	1
Commercial real estate	1,711	1,711	-	2,334	19
Commercial loans	10	10	-	6	-
With an allowance recorded:
Commercial real estate	601	601	178	592	5
Commercial loans	-	-	-	6	-
Total	$2,543	$2,543	$178	$3,164	$36

				For the Year Ended
	At December 31, 2013			December 31, 2013
With no related allowance recorded:
Residential, one- to four-family	$177	$177	$-	$189	$11
Home equity	4	4	-	5	-
Commercial real estate	1,911	1,911	-	1,969	80
Commercial loans	9	9	-	69	4
With an allowance recorded:
Commercial real estate	547	547	125	656	55
Commercial loans	-	-	-	44	-
Total	$2,648	$2,648	$125	$2,932	$150

				For the Year Ended
	At December 31, 2012			December 31, 2012
With no related allowance recorded:
Commercial real estate	$125	$125	$-	$155	$3
Commercial loans	-	-	-	50	4
With an allowance recorded:
Commercial real estate	130	130	30	131	7
Commercial loans	71	71	20	73	3
Total	$326	$326	$50	$409	$17

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
December 31, 2014:
Real Estate Loans:
Residential, one- to four-family	$1,327	$467	$1,059	$2,853	$164,987	$167,840	$2,413
Home equity	197	136	206	539	31,798	32,337	335
Commercial	21	-	1,891	1,912	66,326	68,238	1,891
Construction	-	-	-	-	449	449	-
Other Loans:
Commercial	42	9	37	88	13,379	13,467	76
Consumer	22	5	13	40	1,455	1,495	4
Total	$1,609	$617	$3,206	$5,432	$278,394	$283,826	$4,719

December 31, 2013:
Real Estate Loans:
Residential, one- to four-family	$1,629	$825	$880	$3,334	$167,459	$170,793	$2,145
Home equity	326	32	156	514	31,161	31,675	325
Commercial	43	-	1,911	1,954	56,792	58,746	1,911
Construction	-	-	-	-	936	936	-
Other Loans:
Commercial	50	-	41	91	12,554	12,645	137
Consumer	18	1	4	23	1,494	1,517	7
Total	$2,066	$858	$2,992	$5,916	$270,396	$276,312	$4,525

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the years ended December 31, 2014, 2013 and 2012 was $381,000, $162,000, and $143,000 respectively.

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

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of December 31, 2014 and December 31, 2013:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2014
Real Estate Loans:
Residential, one- to four-family	$164,517	$-	$3,323	$-	$-	$167,840
Home equity	31,899	-	407	29	2	32,337
Commercial	62,323	3,235	1,996	684	-	68,238
Construction	449	-	-	-	-	449
Other Loans:
Commercial	12,692	619	151	5	-	13,467
Consumer	1,489	-	5	-	1	1,495
Total	$273,369	$3,854	$5,882	$718	$3	$283,826

December 31, 2013
Real Estate Loans:
Residential, one- to four-family	$168,018	$-	$2,775	$-	$-	$170,793
Home equity	31,253	-	387	35	-	31,675
Commercial	53,136	2,743	2,320	547	-	58,746
Construction	936	-	-	-	-	936
Other Loans:
Commercial	12,080	347	218	-	-	12,645
Consumer	1,512	-	1	-	4	1,517
Total	$266,935	$3,090	$5,701	$582	$4	$276,312

TDRs occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties.  A concession is made when the terms of the loan modification are more favorable than the terms the borrower would have received in the current market under similar financial difficulties.  These concessions may include, but are not limited to, modifications of the terms of the debt, the transfer of assets or the issuance of an equity interest by the borrower to satisfy all or part of the debt, or the addition of borrower(s).  The Company identifies loans for potential TDRs primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports.  Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Generally, we will not return a TDR to accrual status until the borrower has demonstrated the ability to make principal and interest payments under the restructured terms for at least six consecutive months. The Company’s TDRs are impaired loans, which may result in specific allocations and subsequent charge-offs if appropriate.

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At December 31, 2014
Real Estate Loans:
Residential, one- to four-family	5	$224	-	$-	5	$224	-	$-
Home equity	2	10	-	-	2	10	-	-
Total	7	$234	-	$-	7	$234	-	$-

At December 31, 2013
Real Estate Loans:
Residential, one- to four-family	4	$192	1	$48	3	$144	1	$48
Home equity	1	4	-	-	1	4	-	-
Total	5	$196	1	$48	4	$148	1	$48

The following table details the activity in loans which were first deemed to be TDRs during the years ended December 31, 2014 and 2013.

	For The Year Ended December 31,
	2014			2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$46	$46	4	$208	$192
Home equity	1	6	6	1	5	4
Total	2	$52	$52	5	$213	$196

No additional loan commitments were outstanding to these borrowers at December 31, 2014 and 2013.

Some loan modifications classified as TDRs may not ultimately result in full collection of principal and interest, as modified, which may result in potential losses. These potential losses have been factored into our overall estimate of the allowance for loan losses. The impact on the allowance was immaterial.

Note 6 - Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2014	2013
	(Dollars in thousands)

Land	$1,206	$1,206
Buildings and improvements	11,182	11,125
Furniture and equipment	5,328	4,768
	17,716	17,099
Accumulated depreciation	(8,197)	(7,457)
	$9,519	$9,642

Depreciation and amortization of premises and equipment amounted to $750,000, $699,000, and $663,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.  During the years ended December 31, 2014 and 2013, the Company retired assets with total accumulated depreciation of $10,000 and $36,000, respectively.

Note 7  - Deposits

Deposits consist of the following:

	December 31,
	2014		2013

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$37,162	-%	$34,320	-%
Interest bearing	46,685	0.12	44,517	0.12
Money market accounts	78,457	0.31	77,990	0.35
Savings accounts	42,507	0.10	38,833	0.10
Time deposits	182,128	1.37	192,575	1.41

	$386,939	0.73%	$388,235	0.79%

Scheduled maturities of time deposits at December 31, 2014 were as follows (dollars in thousands):

2015	$104,784
2016	41,458
2017	19,909
2018	7,681
2019	8,284
Thereafter	12
$182,128

Time deposit accounts with balances of $100,000 or more amounted to $68.6 million and $69.1 million at December 31, 2014 and 2013, respectively.  In July 2010, the FDIC permanently increased the limits for FDIC insurance from $100,000 to $250,000 per depositor. Time deposit amounts with balances in excess of $250,000 amounted to $14.9 million and $14.0 million at December 31, 2014 and 2013, respectively.

Interest expense on deposits was as follows:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Interest bearing checking accounts	$54	$48	$50
Money market accounts	260	269	306
Savings accounts	43	40	46
Time deposits	2,585	2,833	3,577
	$2,942	$3,190	$3,979

At December 31, 2014 and 2013, deposits of directors, executive officers and their affiliates totaled $3.9 million and $3.3 million, respectively.

Note 8 - Borrowings

At December 31, 2014, the Company had no short-term borrowings. At December 31, 2013 the Company had short-term borrowings from the Federal Home Loan Bank (“FHLBNY”) of $11.7 million. The weighted average interest rate was 0.39%  as of December 31, 2013.

At December 31, 2014, the Company had written agreements with the FHLBNY which allowed us to borrow up to $121.1 million and was collateralized by a pledge of certain, fixed-rate residential, one- to four-family loans. At December 31, 2014, we had outstanding advances under this agreement of $19.0 million. At December 31, 2013, the Company’s written agreements with the FHLBNY allowed us to borrow up to $124.9 million, which was collateralized by a pledge of certain, fixed-rate residential, one- to four-family loans. At December 31, 2013, we had outstanding advances under this agreement of $19.5 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.7 million and $10.6 million at December 31, 2014 and 2013, respectively. Fair value of the pledged securities was equal to $11.4 million and $11.1 million as of December 31, 2014 and 2013, respectively. There were no balances outstanding with the Federal Reserve Bank as of December 31, 2014 and 2013.

The Company has also established lines of credit with other correspondent banks, currently totaling $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million is secured by a pledge of the Company’s securities when a draw is made. The lines of credit provide for overnight borrowings through the purchase of Fed Funds, at an interest rate equal to the Fed Funds rate plus a spread. At December 31, 2014, there were no balances outstanding on these lines of credit.

Long-term debt from the FHLBNY and related contractual maturities consisted of the following:

	Weighted Average Interest Rate		Amount Outstanding
	At December 31,		At December 31,
Maturity	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)

2014	-	2.51%	$-	$4,100
2015	1.79%	1.79%	3,250	3,250
2016	1.40%	3.76%	2,200	500
2017	1.17%	-	1,200	-
2018	1.73%	-	2,300	-
2019	2.11%	-	3,000	-
2020	2.43%	-	2,000	-
2021	2.93%	-	5,000	-
	2.12%	2.29%	$18,950	$7,850

Note 9  - Lease Obligations

The Company is committed under several long-term operating leases which provide for minimum lease payments.  Certain leases contain options for renewal.  Total rental expense under these operating leases amounted to $142,000 for the year ended December 31, 2014 and $139,000 for the years ended December 31, 2013 and 2012.

The Company is also committed under two long-term capital lease agreements. One capital lease agreement had an outstanding balance of $126,000 and $163,000 at December 31, 2014 and 2013, respectively (included in other liabilities).  The amortization for theses leases is accounted for under the straight-line method. This lease has a remaining term of three years at December 31, 2014.  The outstanding balance of the remaining lease (included in other liabilities) at December 31, 2014 and 2013 was $941,000 and $969,000, respectively. The remaining term of this lease is 14 years.  Assets related to the two capital leases are included in premises and equipment and consist of the cost of $1.5 million less accumulated depreciation of approximately $669,000 and $605,000 at December 31, 2014 and 2013, respectively.

Minimum future lease payments for the operating and capital leases at December 31, 2014 were as follows:

	Operating	Capital
	Leases	Leases
	(Dollars in thousands)
2015	$116	$165
2016	44	165
2017	39	165
2018	40	122
2019	40	126
Thereafter	-	1,109
Total Minimum Lease Payments	$279	$1,852
Less: Amounts representing interest		(785)
Present value of minimum lease payments		$1,067

Note 10- Income Taxes

The provision for income tax expense consists of the following:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Current:
Federal	$492	$853	$1,016
State	101	161	208
Total Current	593	1,014	1,224

Deferred:
Federal	(71)	(38)	(196)
State	45	(8)	(44)
Total Deferred	(26)	(46)	(240)

Total Income Tax Expense	$567	$968	$984

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income is as follows:

	Years Ended December 31,
	2014	2013	2012

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	2.6	2.2	2.3
Tax-exempt interest income	(19.5)	(14.5)	(14.1)
Life insurance income	(2.4)	(2.0)	(1.8)
Other	0.5	0.8	0.9
Total Income Tax Expense	15.2%	20.5%	21.3%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Deferred compensation	$1,496	$1,484
Allowance for loan losses	743	701
Impairment charge on securities available for sale	332	510
Alternative Minimum Tax ("AMT") credit	250	-
Impairment of equity investments	193	193
Uncollected interest	151	45
Stock options granted	90	108
Accrued expenses	71	63
Other	36	126
Total Deferred Tax Assets	3,362	3,230

Deferred tax liabilities:
Unrealized gains on securities available for sale	(2,220)	(318)
Deferred loan origination costs	(1,140)	(1,101)
Depreciation	(608)	(585)
Prepaid expenses	(157)	(119)
Total Deferred Tax Liabilities	(4,125)	(2,123)

Deferred tax valuation allowance	(193)	(193)

Net Deferred Tax (Liability) Asset	$(956)	$914

The net deferred tax liability was recorded in other liabilities on the consolidated statements of financial condition at December 31, 2014. The net deferred tax asset was recorded in other assets on the consolidated statements of financial condition at December 31, 2013. In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2014, except for a valuation allowance of $193,000 on the deferred tax asset for the 2011 other than temporary impairment charge of $193,000. Management believes that the Company will not generate sufficient income of the appropriate character (i.e. capital gains) to utilize any of the deferred tax asset created by the 2011 other than temporary impairment charge.

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests. The 1996 federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or bank charter. Management has no intention of taking any such actions. At December 31, 2014 and 2013, the Company’s total pre-1988 tax bad debt reserve was $2.2 million. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

ASC 740 “Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2014 and 2013. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statements of Income.

The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. As of December 31, 2014, there has been no material change in any uncertain tax position. The federal tax returns for the year ended December 31, 2011, 2012, and 2013 remain subject to examination by the IRS. The tax returns for the years ended December 31, 2010, 2011, 2012 and 2013 for New York State also remain subject to examination.

Note 11 - Employee and Director Benefit Plans

The Company maintains a 401(k) savings plan covering employees who have completed three months of service and attained age 21. Participants may make contributions to the 401(k) Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations. The plan consists of three components: 401(k), Profit Sharing and Safe Harbor. For the 401(k) component, the Company makes a matching contribution equal to 40% of the participant salary deferral, up to 6% of such employee’s compensation after one year of service. For the profit sharing component, the Company makes a discretionary contribution, up to 5.1% of an eligible employee’s salary, depending on years of service. Lastly, the Company contributes 3.4% of an eligible employee’s salary based on years of service, which is a discretionary contribution to the Safe Harbor component of the plan. The Company’s expense for all three components of the 401(k) plan for the years ended December 31, 2014, 2013 and 2012 was $397,000, $385,000, and $352,000, respectively.

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan. Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Although the plans are unfunded, the Company has purchased bank owned life insurance for the purpose of funding the liability. The cash surrender value of bank owned life insurance amounted to $7.0 million at December 31, 2014 and 2013, respectively. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries. The Company had a liability under such plans of $1.6 million at December 31, 2014 and 2013. This liability was recorded in other liabilities on the consolidated statement of financial condition and was calculated using an assumed discount rate of 6.17% in 2014 and 2013.

Effective October 1, 2001, the Company initiated an additional non-qualified Executive Supplemental Benefit Plan and a non-qualified Director’s Supplemental Benefit Plan. On January 1, 2007, the Company amended and restated the 2001 plans and added one director to the plan. During the fourth quarter of 2013, an additional three directors were added to the Director’s Supplemental Benefit Plan. The Executive and Director plans are both unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Vesting requirements are based on length of service and upon reaching the vesting requirements, the predefined benefits are guaranteed to continue at the full amounts to the designated beneficiaries in the event of death. The Company had a liability under such plans of $2.0 million at

December 31, 2014 and 2013. This liability was recorded in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2014 and 2013.

Effective June 30, 2012, the Company implemented a Supplemental Executive Benefit Plan (the “2012 Plan”) with one executive. The 2012 Plan provides that when the Executive attains age 67, the Executive will be entitled to an annual benefit under the 2012 Plan equal to $137,501, which will be paid in monthly installments for 15 years. The 2012 Plan provides for a reduced benefit in the event the Executive terminates his employment for a reason other than death, disability, cause or a change in control, before the Executive attains the age 67, which will be paid in monthly installments for 15 years. In the event of death, the vested benefit is payable to the beneficiary as a lump sum payment. The Company had a liability under this plan of $158,000 and $90,000 as of December 31, 2014 and 2013, respectively. This liability was recorded in the other liabilities section on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2014 and 2013.

Under the 2001 and 2012 Plan Agreements, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. During the fourth quarter of 2006 the Company purchased bank owned life insurance for purposes of funding this liability. An additional $2.5 million of bank owned life insurance was purchased during the fourth quarter of 2012 to fund the liability for participants added to the plan in 2012, as well as to fund the 2012 Executive Supplemental Benefit Plan. The cash surrender value of the bank owned life insurance for these plans amounted to $7.6 million and $7.4 million at December 31, 2014 and 2013, respectively.

The Company’s expense for the non-qualified Executive Supplemental Benefit Plans and non-qualified Directors Supplemental Benefit Plans for the years ended December 31, 2014, 2013 and 2012 was $337,000, $336,000, and $347,000, respectively.

Note 12 – Stock-based Compensation

As of December 31, 2014, the Company had four stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $207,000, $132,000, and $121,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

A summary of the status of the Stock Option Plan as of December 31, 2014, 2013 and 2012 is presented below:

	December 31, 2014			December 31, 2013			December 31, 2012
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	230,106	$11.05		236,809	$11.05		236,809	$11.05
Granted	-	-		-	-		-	-
Exercised	(54,737)	11.47		(6,703)	10.97		-	-
Forfeited	-	-		-	-		-	-
Outstanding at end of period	175,369	$10.92	2 years	230,106	$11.05	3 years	236,809	$11.05	4 years

Options exercisable at end of period	171,814	$10.98	2 years	220,846	$11.18	3 years	221,845	$11.26	4 years

Fair value of options granted		-			-		-

At December 31, 2014, stock options outstanding had an intrinsic value of $463,000 and 60,753 options remained available for grant under the Stock Option Plan.  Compensation expense amounted to $4,000 for the year ended December 31, 2014 and $9,000 for the years ended December 31, 2013 and 2012.

2006 Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

The following table indicates the awards granted by the Board of Directors under the RRP during 2014:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value of Award on Grant Date	Awardees

August 12, 2014	24,471	20% per year with first vesting date on August 12, 2015	$12.16	Non-employee directors and employees
December 19, 2014	2,000	20% per year with first vesting date on December 19, 2015	13.38	Employees

As of December 31, 2014, there were 80,294 shares vested or distributed to eligible participants under the RRP.  Compensation expense related to the RRP amounted to $43,000 for the year ended December 31, 2014 and $32,000 for the years ended December 31, 2013 and 2012. At December 31, 2014, $304,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 30 to 59 months.

A summary of the status of unvested shares under the RRP for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	Weighted Average Grant Price	2013	Weighted Average Grant Price	2012	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	6,595	$7.99	10,630	$7.98	14,304	$7.92
Granted	26,471	12.25	-	-	300	10.17
Vested	(4,035)	7.97	(4,035)	7.97	(3,974)	7.93
Forfeited	-	-	-	-	-	-
Unvested shares outstanding at end of period	29,031	$11.88	6,595	$7.99	10,630	$7.98

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

The Board of Directors has granted restricted stock awards under the EIP during 2014 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value of Award on Grant Date	Awardees

May 21, 2014	3,518	100% on December 9, 2014	$12.28	Non-employee directors
August 12, 2014	21,052	20% per year with first vesting date on August 12, 2015	12.16	Non-employee directors
December 19, 2014	500	100% on December 19, 2015	13.38	Employee

A summary of the status of unvested restricted stock awards under the EIP for the year ended December 31, 2014 is as follows:

	2014	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	-	$-
Granted	25,070	12.20
Vested	(3,518)	12.28
Forfeited	-	-
Unvested shares outstanding at end of period	21,552	$12.19

Compensation expense related to the EIP amounted to $63,000 for the year ended December 31, 2014. At December 31, 2014, $242,000 of unrecognized compensation cost related to unvested awards is expected to be recognized over a period of 56 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP.  The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.  As of December 31, 2014, the balance of the loan to the ESOP was $1.8 million and the fair value of unallocated shares was $2.3 million.  As of December 31, 2014, there were 59,098 allocated shares and 166,635 unallocated shares compared to 53,990 allocated shares and 174,570 unallocated shares at December 31, 2013 and 47,928 allocated shares and 182,505 unallocated shares at December 31, 2012. The ESOP compensation expense was $97,000 for the year ended December 31, 2014, $91,000 for the year ended December 31, 2013, and $80,000 for the year ended December 31, 2012 based on 7,935 shares earned in each of those years.

Note 13 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2014 and 2013 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and 2013 were as follows:

	Fair Value Measurements at December 31, 2014
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$14,361	$14,361	$-	$-
Municipal bonds	60,786	-	60,786	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	61	-	61	-
Collateralized mortgage obligations-government sponsored entities	49,992	-	49,992	-
Government National Mortgage Association	571	-	571	-
Federal National Mortgage Association	7,473	-	7,473	-
Federal Home Loan Mortgage Corporation	2,767	-	2,767	-
Asset-backed securities:
Private label	2,023	-	-	2,023
Government sponsored entities	122	-	122	-
Equity securities	46	-	46	-
Total	$138,202	$14,361	$121,818	$2,023

Measured at fair value on a non-recurring basis:
Impaired loans	$673	$-	$-	$673
Foreclosed real estate	487	-	-	487

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the year ended December 31, 2014.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the years ended December 31, 2014 and 2013:

	2014	2013
	(Dollars in thousands)
Beginning Balance	$3,498	$3,873
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income	753	256
Total losses - realized/unrealized:
Included in earnings	(98)	(180)
Included in other comprehensive income	(136)	-
Sales	(1,544)	-
Principal paydowns	(450)	(451)
Transfers to (out of) Level 3	-	-
Ending Balance	$2,023	$3,498

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

The following table presents additional quantitative information about the Level 3 inputs for the asset backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of December 31, 2014 and 2013 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
December 31, 2014
Asset-backed securities - private label	$2,023	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	4 - 10	4.0% - 6.0%	70.0% - 100.0%

December 31, 2013
Asset-backed securities - private label	$3,498	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	4 - 8	5.0% - 8.0%	70.0% - 100.0%

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

At December 31, 2014, impaired loans valued using Level 3 inputs had a carrying amount of $642,000 and valuation allowances of $178,000 reflecting fair values of $673,000. By comparison, at December 31, 2013, impaired loans valued using Level 3 inputs had a carrying amount of $595,000 and valuation allowances of $125,000 reflecting fair values of $699,000.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan.  At December 31, 2014, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the year ended December 31, 2014 comprised of one loan with a fair value of $620,000 and resulted in an additional provision for loan loss of $53,000.

At December 31, 2014, foreclosed real estate valued using Level 3 inputs had a carrying amount of $484,000 and valuation allowances of $120,000 reflecting fair values of $487,000. By comparison at December 31, 2013, foreclosed real estate valued using Level 3 inputs had a carrying amount of $644,000 and valuation allowances of $158,000 reflecting fair values of $555,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At December 31, 2014, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2014 comprised of 4 properties with a fair value of $334,000 and resulted in an additional provision for loan loss of $26,000 and subsequent write-downs recorded in non-interest expense of $43,000. At December 31, 2013, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2013 comprised of 7 properties with a fair value of $555,000 and resulted in an additional provision for loan losses of $141,000 and subsequent write-downs recorded in non-interest expense of $17,000.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At December 31, 2014
Impaired loans	$673	Market valuation of underlying collateral (1)	Appraisal Adjustments (2)	0.00-25.00%
			Direct Disposal Costs (3)	7.00-10.00%

Foreclosed real estate	487	Market valuation of property (1)	Direct Disposal Costs (3)	7.00-15.00%

At December 31, 2013
Impaired loans	$699	Market valuation of underlying collateral (1)	Appraisal Adjustments (2)	0.00-15.00%
			Direct Disposal Costs (3)	7.00-10.00%

Foreclosed real estate	555	Market valuation of property (1)	Direct Disposal Costs (3)	7.00-15.00%

(1) Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.

(2) Appraisals may be adjusted downward by management for qualitative factors, such as economic conditions.  Downward adjustments may be caused by negative changes to the collateral or conditions in the real estate market, known property damage, estimated changes in potential cash flow (i.e., rental income) generated by the property, lack of an interior inspection or age of the appraisal.

(3)The fair value basis of impaired loans and foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes, with such costs estimates generally ranging from 7 to 15% of collateral or property market value.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at December 31, 2014
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$35,811	$35,811	$35,811	$-	$-
Securities available for sale	138,202	138,202	14,361	121,818	2,023
Federal Home Loan Bank stock	1,375	1,375	-	1,375	-
Loans receivable, net	284,853	283,569	-	-	283,569
Accrued interest receivable	1,716	1,716	-	1,716	-

Financial liabilities:
Deposits	386,939	389,141	-	389,141	-
Long-term debt	18,950	19,277	-	19,277	-
Accrued interest payable	39	39	-	39	-

Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2013
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$17,202	$17,202	$17,202	$-	$-
Securities available for sale	157,964	157,964	13,848	140,618	3,498
Federal Home Loan Bank stock	1,560	1,560	-	1,560	-
Loans receivable, net	277,345	266,449	-	-	266,449
Accrued interest receivable	1,787	1,787	-	1,787	-

Financial liabilities:
Deposits	388,235	392,801	-	392,801	-
Short-term borrowings	11,650	11,650	-	11,650	-
Long-term debt	7,850	7,971	-	7,971	-
Accrued interest payable	25	25	-	25	-

Off-balance-sheet financial instruments	-	-	-	-	-

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

Note 14 - Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk weighted assets, tangible equity to tangible assets and Tier 1 capital to adjusted total assets.  As of December 31, 2014, the Bank meets all capital adequacy requirements to which it is subject.

The Company, as a savings and loan holding company, is not currently subject to formula based capital requirements at the holding company level.  However, the Company is required by regulation to maintain adequate capital to support its business activities. Effective July 2011, the Federal Reserve Board became the regulator of the Company as a result of the Dodd-Frank Act. The Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Legislation was enacted in December 2014 which requires the Federal Reserve Board to amend its “Small Bank Holding Company” Policy Statement to extend the applicability to bank and savings and loan holding companies of up to $1 billion in assets.  That will exempt such holding companies from the consolidated holding company capital requirements.   Although the Company is currently within the asset size threshold, it is uncertain when the Federal Reserve Board will act and whether the Company would qualify for the exemption under other conditions that may apply.

The most recent notification from the Federal banking agencies categorized the Bank as well capitalized at December 31, 2014 under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table:

								To be Well Capitalized
			For Capital					under Prompt Corrective
	Actual		Adequacy Purposes					Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio
	(Dollars in thousands)

December 31, 2014:
Total capital (to risk-weighted assets)	$65,238	25.71%	$	>=	20,303	>=	8.0%	$	>=	25,379	>=	10.0%
Tier 1 capital (to adjusted total assets)	63,310	13.16		>=	19,243	>=	4.0		>=	24,054	>=	5.0
Tangible equity (to tangible assets)	63,310	13.16		>=	7,216	>=	1.5		>=	N/A	>=	N/A
Tier 1 capital (to risk-weighted assets)	63,310	24.95		>=	10,152	>=	4.0		>=	15,228	>=	6.0

December 31, 2013:
Total capital (to risk-weighted assets)	$63,153	25.08%	$	>=	20,141	>=	8.0%	$	>=	25,176	>=	10.0%
Tier 1 capital (to adjusted total assets)	61,326	12.75		>=	19,234	>=	4.0		>=	24,042	>=	5.0
Tangible equity (to tangible assets)	61,326	12.75		>=	7,213	>=	1.5		>=	N/A	>=	N/A
Tier 1 capital (to risk-weighted assets)	61,326	24.36		>=	10,070	>=	4.0		>=	15,106	>=	6.0

Following is a reconciliation of Lake Shore Savings Bank’s consolidated GAAP capital to regulatory Tier 1 and Total capital at December 31, 2014 and December 31, 2013:

	December 31,
	2014	2013
	(Dollars in thousands)

GAAP (Equity) Capital:	$66,826	$61,821
Plus:
Unrealized gains on available-for-sale securities, net of tax	(3,516)	(495)

Tier 1 Capital	63,310	61,326

Plus:
Allowance for loan losses	1,921	1,813
Unrealized gains on available-for-sale securities includible in regulatory capital	11	19
Less:
Other investments required to be deducted	4	5

Total Regulatory Capital	$65,238	$63,153

Note 15 – Earnings per Share

Earnings per share was calculated for the years ended December 31, 2014, 2013 and 2012, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the ESOP, RRP and EIP. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2014	2013	2012
Numerator – net income	$3,158,000	$3,743,000	$3,626,000
Denominator:
Basic weighted average shares outstanding	5,750,604	5,701,631	5,704,051
Increase in weighted average shares outstanding due to(1):
Stock options	25,035	15,845	4,972
Unvested restricted stock awards	-	-	154
Diluted weighted average shares outstanding(1)	5,775,639	5,717,476	5,709,177

Earnings per share:
Basic	$0.55	$0.66	$0.64
Diluted	$0.55	$0.65	$0.64

(1) Stock options to purchase 206,643 shares under the Stock Option Plan at $11.50 per share and restricted unvested shares of 6,477 under the RRP were outstanding during 2012, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 16 – Commitments to Extend Credit

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

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	December 31,
	2014	2013
	(Dollars in thousands)

Commitments to grant loans	$19,027	$8,420
Unfunded commitments under lines of credit	$29,590	$28,430

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At December 31, 2014 and 2013, the Company’s fixed rate loan commitments totaled $17.0 million and $6.2 million, respectively.  The range of interest rates on these fixed rate commitments was 4.00% to 5.85% at December 31, 2014.

Note 17 – Parent Company Only Financial Information

Parent Company (Lake Shore Bancorp, Inc.) only condensed financial information is as follows:

Statements of Financial Condition

	December 31,
	2014	2013
	(Dollars in thousands)
Assets

Cash and due from banks	$2,720	$944
Securities available for sale	202	344
Investment in subsidiary	66,826	61,821
ESOP loan receivable	1,791	1,876
Other assets	120	191

Total assets	$71,659	$65,176

Liabilities and Stockholders' Equity

Other liabilities	29	(95)
Total stockholders' equity	71,630	65,271

Total liabilities and stockholders' equity	$71,659	$65,176

Statements of Income
	For the Years Ended
	December 31,
	2014	2013	2012
	(Dollars in thousands)

Interest Income	$152	$166	$184
Dividend distributed by bank subsidiary	1,250	-	-
Total Income	1,402	166	184
Non-interest Expenses	349	378	479

Income/(loss) before income taxes and equity in undistributed net income of subsidiary	1,053	(212)	(295)
Income tax benefit	(100)	(107)	(136)

Income/(loss) before undistributed net income of subsidiary	1,153	(105)	(159)
Equity in undistributed net income of subsidiary	2,005	3,848	3,785

Net Income	$3,158	$3,743	$3,626

Statements of Comprehensive Income (Loss)
	For the Years Ended
	December 31,
	2014	2013	2012
	(Dollars in thousands)

Net Income	$3,158	$3,743	$3,626

Other Comprehensive Income (Loss), net of tax:
Unrealized holding losses on securities available for sale, net of tax benefit 2014 $3; 2013 $3; 2012 $8	(5)	(5)	(13)
Unrealized holding gains (losses) on securities available for sale of subsidiary, net of tax (expense) benefit2014 $(1,997); 2013 $3,114 ; 2012 $(261)	3,163	(4,933)	415

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income of subsidiary, net of tax expense 2014 $68; 2013 $1	(107)	(2)	-
Gains on sales of securities included in net income of subsidiary, net of tax expense 2014 $23; 2013 $80; 2012 $25	(36)	(126)	(39)
Impairment charge for losses included in net income of subsidiary, net of tax benefit 2013 $70; 2012 $40	$-	$110	$62
Total Other Comprehensive Income (Loss)	3,015	(4,956)	425

Total Comprehensive Income (Loss)	$6,173	$(1,213)	$4,051

Statements of Cash Flows
	For the Years Ended
	December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$3,158	$3,743	$3,626
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP shares committed to be released	99	91	80
Stock based compensation expense	110	41	44
Decrease in accrued interest receivable	-	1	1
Decrease (increase) in other assets	101	(314)	(139)
Increase (decrease) in other liabilities	118	31	(27)
Equity in undistributed earnings of subsidiary	(2,005)	(3,848)	(3,785)
Net Cash Provided by (Used in) Operating Activities	1,581	(255)	(200)

Cash Flows from Investing Activities:
Activity in available for sale securities:
Maturities, prepayments and calls	133	200	291
Payments received on ESOP loan	85	85	85
Net Cash Provided by Investing Activities	218	285	376

Cash Flows from Financing Activities:
Proceeds from stock options exercised	629	73	-
Purchase of treasury stock	(62)	(119)	(209)
Cash dividends paid	(590)	(587)	(928)
Net Cash Used in Financing Activities	(23)	(633)	(1,137)

Net Increase (Decrease) in Cash and Cash Equivalents	1,776	(603)	(961)

Cash and Cash Equivalents - Beginning	944	1,547	2,508

Cash and Cash Equivalents - Ending	$2,720	$944	$1,547

Note 18 – Quarterly Financial Data – Unaudited

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in thousands, except per share amounts)
Total interest income	$4,419	$4,395	$4,527	$4,538
Total interest expense	841	851	830	826

Net interest income	3,578	3,544	3,697	3,712
Provision for loan losses	152	70	-	-

Net interest income after provision for loan losses	3,426	3,474	3,697	3,712

Total non-interest income	554	531	670	480
Total non-interest expense	3,104	3,208	3,269	3,238

Income before income taxes	876	797	1,098	954

Income tax expense	80	109	199	179

Net Income	$796	$688	$899	$775

Basic and diluted earnings per share	$0.14	$0.12	$0.16	$0.14

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Dollars in thousands, except per share amounts)
Total interest income	$4,706	$4,626	$4,621	$4,661
Total interest expense	861	886	897	912

Net interest income	3,845	3,740	3,724	3,749
Provision for loan losses	-	60	-	45

Net interest income after provision for loan losses	3,845	3,680	3,724	3,704

Total non-interest income	521	541	515	515
Total non-interest expense	2,959	3,013	3,259	3,103

Income before income taxes	1,407	1,208	980	1,116

Income tax expense	356	222	180	210

Net Income	$1,051	$986	$800	$906

Basic and diluted earnings per share	$0.18	$0.17	$0.14	$0.16

Note 19 – Treasury Stock

During the year ended December 31, 2014, the Company repurchased 5,100 shares of common stock at an average cost of $12.30 per share.  These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of December 31, 2014, there were 56,410 shares remaining to be repurchased under the existing stock repurchase program. During the year ended December 31, 2014, the Company transferred 24,570 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share to fund awards granted under the 2012 Equity Incentive Plan.

During the year ended December 31, 2013, the Company repurchased 10,000 shares of common stock at an average cost of $11.93 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of December 31, 2013, there were 61,510 shares remaining to be repurchased under the existing stock repurchase program.

Note 20 – Other Comprehensive Income (Loss)

In addition to presenting the Consolidated Statements of Other Comprehensive Income (Loss) herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Year Ended December 31, 2014
	Pre-Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Unrealized gains on securities available for sale:
Net unrealized gains arising during the period	$5,152	$(1,994)	$3,158
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(175)	68	(107)
Net gain on sale of securities included in net income	(59)	23	(36)
Total Other Comprehensive Income	$4,918	$(1,903)	$3,015

	For The Year Ended December 31, 2013
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(8,055)	$3,117	$(4,938)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(3)	1	(2)
Net gain on sale of securities included in net income	(206)	80	(126)
Impairment charge for losses included in net income	180	(70)	110
Total Other Comprehensive Loss	$(8,084)	$3,128	$(4,956)

	For the Year Ended December 31, 2012
	Pre-Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Unrealized gains on securities available for sale:
Net unrealized gains arising during the period	$655	$(253)	$402
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	-	-	-
Net gain on sale of securities included in net income	(64)	25	(39)
Impairment charge for losses included in net income	102	(40)	62
Total Other Comprehensive Income	$693	$(268)	$425

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income (loss) for the indicated periods:

Details about Accumulated Other Comprehensive Income	Accounts Reclassified from Accumulated other Comprehensive Income (Loss) for the Years Ended December 31,			Affected Line Item on the Consolidated
(Loss) Components	2014	2013	2012	Statements of Income
	(Dollars in thousands)
Unrealized gains and losses on securities available for sale
Recovery on previously impaired investment securities	$(175)	$(3)	$-	Recovery on previously impaired investment securities
Sale of securities	(59)	(206)	(64)	Gain on sale of securities available for sale
Impairment charge	0	180	102	Net other-than-temporary-impairment ("OTTI") losses recognized in earnings
	(234)	(29)	38
Provision for income tax expense (benefit)	91	11	(15)	Income Taxes
Total reclassification for the period	$(143)	$(18)	$23	Net Income

Note 21 – Subsequent Events

On February 4, 2015, the Board of Directors declared a quarterly cash dividend of $0.07 per share on the Company’s common stock, payable on March 10, 2015 to shareholders of record as of February 19, 2015. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 60.7% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $255,000. On February 4, 2015, a special meeting of the MHC members (i.e., Lake Shore Savings Bank depositors) was held to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.28 per share that may be declared by the Company in the 12 months subsequent to the approval by members (in accordance with the regulation of the Board of Governors of the Federal Reserve System). At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve Board in order to obtain their non-objection of the dividend waiver. As of March 3, 2015, Lake Shore, MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 3, 2016, aggregating up to $0.28 per share. The MHC waived $1.0 million of dividends during the year ended December 31, 2014. Cumulatively, Lake Shore, MHC has waived approximately $6.4 million of cash dividends as of December 31, 2014.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.