Form 10-Q
period 2015-03-31
LAKE SHORE BANCORP, INC.
filed 2015-05-12
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 5,992,439 shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 1, 2015.

PART I

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2015	2014
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,842	$7,460
Interest earning deposits	15,196	19,575
Federal funds sold	9,904	8,776
Cash and Cash Equivalents	32,942	35,811
Securities available for sale	134,965	138,202
Federal Home Loan Bank stock, at cost	1,375	1,375
Loans receivable, net of allowance for loan losses 2015 $1,940; 2014 $1,921	286,624	284,853
Premises and equipment, net	9,380	9,519
Accrued interest receivable	1,918	1,716
Bank owned life insurance	14,733	14,666
Other assets	1,010	1,329
Total Assets	$482,947	$487,471
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$344,268	$349,777
Non-interest bearing	38,392	37,162
Total Deposits	382,660	386,939
Long-term debt	18,950	18,950
Advances from borrowers for taxes and insurance	2,422	3,415
Other liabilities	6,390	6,537
Total Liabilities	$410,422	$415,841
Commitments and Contingencies	-	-
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,684,282 shares issued and 5,995,439 shares outstanding at March 31, 2015 and 6,673,940 shares issued and 5,990,042 shares outstanding at December 31, 2014	$67	$67
Additional paid-in capital	28,817	28,684
Treasury stock, at cost (688,343 shares at March 31, 2015 and 683,898 shares at December 31, 2014)	(6,550)	(6,420)
Unearned shares held by ESOP	(1,769)	(1,791)
Unearned shares held by compensation plans	(719)	(622)
Retained earnings	48,607	48,192
Accumulated other comprehensive income	4,072	3,520
Total Stockholders' Equity	72,525	71,630
Total Liabilities and Stockholders' Equity	$482,947	$487,471

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended
	March 31,
	2015		2014
		(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,370		$3,305
Investment securities, taxable	493		702
Investment securities, tax-exempt	530		530
Other	6		1
Total Interest Income	4,399		4,538
Interest Expense
Deposits	663		757
Short-term borrowings	-		12
Long-term debt	99		32
Other	24		25
Total Interest Expense	786		826
Net Interest Income	3,613		3,712
Provision for Loan Losses	25		-
Net Interest Income after Provision for Loan Losses	3,588		3,712
Non-Interest Income
Service charges and fees	379		396
Earnings on bank owned life insurance	67		61
Recovery on previously impaired investment securities	32		83
Loss on sale of security available for sale	-		(98)
Gain on sale of loans	24		-
Other	32		38
Total Non-Interest Income	534		480
Non-Interest Expenses
Salaries and employee benefits	1,803		1,663
Occupancy and equipment	571		559
Data processing	250		183
Professional services	245		315
Advertising	106		99
FDIC Insurance	71		71
Postage and supplies	59		67
Other	202		281
Total Non-Interest Expenses	3,307		3,238
Income before Income Taxes	815		954
Income Tax Expense	246		179
Net Income	$569		$775
Basic and diluted earnings per common share	$0.10		$0.14
Dividends declared per share	$0.07		$0.07

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
	(Dollars in thousands)

Net Income	$569	$775

Other Comprehensive Income, net of tax expense
Unrealized holding gains on securities available for sale, net of tax expense	573	1,526

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(21)	(51)
Loss on sale of security included in net income, net of tax benefit	-	60
Total Other Comprehensive Income	552	1,535

Total Comprehensive Income	$1,121	$2,310

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2015 and 2014 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(In thousands, except share and per share data)
Balance - January 1, 2014	$66	$28,039	$(6,588)	$(1,876)	$(499)	$45,624	$505	$65,271
Net income	-	-	-	-	-	775	-	775
Other comprehensive income, net of tax expense of $969	-	-	-	-	-	-	1,535	1,535
ESOP shares earned (1,984 shares)	-	3	-	21	-	-	-	24
Stock based compensation	-	1	-	-	-	-	-	1
Compensation plan shares earned (658 shares)	-	4	-	-	9	-	-	13
Purchase of treasury stock, at cost (5,000 shares)	-	-	(62)	-	-	-	-	(62)
Cash dividends declared ($0.07 per share)	-	-	-	-	-	(147)	-	(147)
Balance - March 31, 2014	$66	$28,047	$(6,650)	$(1,855)	$(490)	$46,252	$2,040	$67,410

Balance - January 1, 2015	$67	$28,684	$(6,420)	$(1,791)	$(622)	$48,192	$3,520	$71,630
Net income	-	-	-	-	-	569	-	569
Other comprehensive income, net of tax benefit of $123	-	-	-	-	-	-	552	552
Stock options exercised (10,342 shares)	-	119	-	-	-	-	-	119
ESOP shares earned (1,984 shares)	-	5	-	22	-	-	-	27
Stock based compensation	-	1	-	-	-	-	-	1
Compensation plan shares granted (14,955 shares)	-	-	140	-	(140)	-	-	-
Compensation plan shares earned (4,013 shares)	-	8	-	-	43	-	-	51
Purchase of treasury stock, at cost (19,900 shares)	-	-	(270)	-	-	-	-	(270)
Cash dividends declared ($0.07 per share)	-	-	-	-	-	(154)	-	(154)
Balance - March 31, 2015	$67	$28,817	$(6,550)	$(1,769)	$(719)	$48,607	$4,072	$72,525

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2015		2014
		(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$569		$775
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	78		73
Amortization of deferred loan costs	102		116
Provision for loan losses	25		-
Recovery on previously impaired investment securities	(32)		(83)
Loss on sale of investment security	-		98
Originations of loans held for sale	(1,344)		(112)
Proceeds from sales of loans held for sale	1,368		112
Gain on sale of loans	(24)		-
Depreciation and amortization	205		181
Increase in bank owned life insurance, net	(67)		(61)
ESOP shares committed to be released	27		24
Stock based compensation expense	52		14
Increase in accrued interest receivable	(202)		(165)
Decrease (increase) in other assets	329		(122)
(Decrease) increase in other liabilities	(24)		59
Net Cash Provided by Operating Activities	1,062		909
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	-		1,544
Maturities, prepayments and calls	3,620		3,519
Purchases of Federal Home Loan Bank Stock	(29)		-
Redemptions of Federal Home Loan Bank Stock	29		25
Loan origination and principal collections, net	(1,908)		1,674
Additions to premises and equipment	(66)		(129)
Net Cash Provided by Investing Activities	1,646		6,633
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(4,279)		5,102
Net decrease in advances from borrowers for taxes and insurance	(993)		(981)
Net increase in short term borrowings	-		250
Proceeds from issuance of long-term debt	3,250		1,900
Repayment of long-term debt	(3,250)		(2,700)
Proceeds from stock options exercised	119		-
Purchase of treasury stock	(270)		(62)
Cash dividends paid	(154)		(147)
Net Cash (Used in) Provided by Financing Activities	(5,577)		3,362
Net (Decrease) Increase in Cash and Cash Equivalents	(2,869)		10,904
CASH AND CASH EQUIVALENTS - BEGINNING	35,811		17,202
CASH AND CASH EQUIVALENTS - ENDING	$32,942		$28,106
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$788		$840
Income taxes paid	$15		$85

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$20		$79

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

The interim financial statements included herein as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The consolidated results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2015.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of March 31, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure” (“ASU 2014-04”). ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, when either (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Upon completion of either of these two events the credit is considered to have received physical possession of residential real estate property and therefore should derecognize the loan receivable and recognize real estate owned.  Additionally, ASU 2014-04 requires interim and annual disclosure of both (a) the amount of foreclosed residential real estate property held by the creditor and (b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The adoption of ASU 2014-04 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

The Company adopted FASB ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”), which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions will all be accounted for as secured borrowings. It also requires additional disclosures about repurchase agreements and other similar transactions. The adoption of ASU 2014-11 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

The Company adopted FASB ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure” (“ASU 2014-14”). ASU 2014-14 applies to all creditors that hold government-guaranteed mortgage loans.  The update requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if three conditions are met. The first condition would be that the loan has a government guarantee that is not separable from the loan before foreclosure. The second condition is that at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim. The third and final condition is that at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. Management does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements or results of operations.

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

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The update requires that a performance target be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for the reporting periods beginning after December 15, 2015. Management does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements or results of operations.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,807	$1,749	$-	$14,556
Municipal bonds	57,149	3,478	(12)	60,615
Mortgage-backed securities:
Collateralized mortgage obligations-private label	60	-	-	60
Collateralized mortgage obligations-government sponsored entities	47,379	273	(367)	47,285
Government National Mortgage Association	500	46	-	546
Federal National Mortgage Association	6,780	369	-	7,149
Federal Home Loan Mortgage Corporation	2,547	127	-	2,674
Asset-backed securities-private label	1,445	558	(91)	1,912
Asset-backed securities-government sponsored entities	106	11	-	117
Equity securities	22	29	-	51
	$128,795	$6,640	$(470)	$134,965

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,817	$1,544	$-	$14,361
Municipal bonds	57,158	3,635	(7)	60,786
Mortgage-backed securities:
Collateralized mortgage obligations-private label	61	-	-	61
Collateralized mortgage obligations-government sponsored entities	50,465	237	(710)	49,992
Government National Mortgage Association	524	47	-	571
Federal National Mortgage Association	7,107	366	-	7,473
Federal Home Loan Mortgage Corporation	2,650	117	-	2,767
Asset-backed securities-private label	1,546	584	(107)	2,023
Asset-backed securities-government sponsored entities	111	11	-	122
Equity securities	22	24	-	46
	$132,461	$6,565	$(824)	$138,202

All of our collateralized mortgage obligations are backed by residential mortgages.

At March 31, 2015 and at December 31, 2014, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At March 31, 2015 and December 31, 2014, thirty-one municipal bonds with a cost of $10.7 million and fair value of $11.4 million were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at March 31, 2015 and December 31, 2014, six municipal bonds with a cost and fair value of $1.5 million and $1.6 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
March 31, 2015
Municipal bonds	$975	$(4)	$563	$(8)	$1,538	$(12)
Mortgage-backed securities	6,045	(23)	21,296	(344)	27,341	(367)
Asset-backed securities -private label	561	(19)	792	(72)	1,353	(91)

	$7,581	$(46)	$22,651	$(424)	$30,232	$(470)

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2014
Municipal bonds	$-	$-	$814	$(7)	$814	$(7)
Mortgage-backed securities	7,569	(53)	25,027	(657)	32,596	(710)
Asset-backed securities -private label	610	(28)	829	(79)	1,439	(107)
	$8,179	$(81)	$26,670	$(743)	$34,849	$(824)

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

At March 31, 2015, the Company’s investment portfolio included three municipal bonds, nine mortgage-backed securities and one private-label asset-backed security in the “unrealized losses less than twelve months” category. The three municipal bonds and nine mortgage-backed securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial. In addition, the mortgage-backed securities were issued by government sponsored enterprises. The private label asset-backed security was evaluated further for OTTI, as the probability of default is high and the Company’s analysis indicated a possible loss of principal.  The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

At March 31, 2015, the Company had one municipal bond, seventeen mortgage-backed securities and one private label asset-backed security in the “unrealized losses twelve months or more” category.

The municipal bond and seventeen mortgage-backed securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The private label asset-backed security in this category was evaluated further for OTTI, as the probability of default is high and the Company’s analysis indicated a possible loss of principal.

The following table provides additional information relating to these private label asset-backed securities as of March 31, 2015 (dollars in thousands):

							Foreclosure/
			Unrealized	Lowest	Delinquent %		OREO/
Security	Book Value	Fair Value	Loss	Rating	Over 60 days	Over 90 days	Bankruptcy %	OREO%
1	$864	$792	$(72)	CCC	21.80%	20.30%	11.40%	1.50%
2	580	561	(19)	CCC	16.30%	15.30%	7.10%	1.60%
Total	$1,444	$1,353	$(91)

The two private label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these private label asset-backed securities occurred due to the ongoing challenges in the economic environment and increased levels of delinquency trends in the underlying loan pools. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the securities listed above did not reflect the need to record an OTTI charge against earnings during the three months ended March 31, 2015. The estimated discounted cash flows for these securities did not show an additional principal loss under various prepayment and default rate scenarios. Management concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of March 31, 2015. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-value ratios and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of March 31, 2015 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive income, net of tax on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of earnings:

	For The Three Months Ended March 31,	For The Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Beginning balance	$858	$1,318
Additions:
Credit loss not previously recognized	-	-
Reductions:
Realized loss on sale of security on OTTI previously recognized	-	(282)
Losses realized during the period on OTTI previously recognized	(1)	(2)
Receipt of cash flows on previously recorded OTTI	(32)	(83)
Ending balance	$825	$951

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
March 31, 2015:
After one year through five years	$957	$1,035
After five years through ten years	35,059	37,810
After ten years	33,940	36,326
Mortgage-backed securities	57,266	57,714
Asset-backed securities	1,551	2,029
Equity securities	22	51
	$128,795	$134,965

During the three months ended March 31, 2015, the Company did not sell any securities available for sale. The Company sold one private-label asset-backed security during the three months ended March 31, 2014 for total proceeds of $1.5 million, resulting in gross realized losses of $98,000.

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

The allowance for loan losses is a valuation account that reflects the Company’s evaluation of the losses inherent in its loan portfolio. In order to determine the adequacy of the allowance for loan losses, the Company estimates losses by loan type using historical loss factors, as well as other environmental factors, such as trends in loan volume and loan type, loan concentrations, changes in the experience, ability and depth of the Company’s lending management, and national and local economic conditions. The Company's determination as to the classification of loans and the amount of loss allowances are subject to review by bank regulators, which can require the establishment of additional loss allowances.

The Company also reviews all loans on which the collectability of principal may not be reasonably assured, by reviewing payment status, financial conditions and estimated value of loan collateral. These loans are assigned an internal loan grade, and the Company assigns the amount of loss components to these classified loans based on loan grade.

The following tables summarize the activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of March 31, 2015 and December 31, 2014.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2014
Allowance for Loan Losses:
Balance – January 1, 2014	$355	$80	$1,104	$-	$218	$9	$47	$1,813
Charge-offs	(17)	(13)	-	-	(4)	(7)	-	(41)
Recoveries	-	-	-	-	-	8	-	8
Provision (Credit)	22	32	(52)	-	(19)	11	6	-
Balance – March 31, 2014	$360	$99	$1,052	$-	$195	$21	$53	$1,780

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2015
Allowance for Loan Losses:
Balance – January 1, 2015	$446	$106	$1,163	$-	$184	$22	$-	$1,921
Charge-offs	(17)	(15)	-	-	-	(8)	-	(40)
Recoveries	9	1	21	-	-	3	-	34
Provision (Credit)	(13)	14	(3)	-	8	9	10	25
Balance – March 31, 2015	$425	$106	$1,181	$-	$192	$26	$10	$1,940
Ending balance: individually evaluated for impairment	$-	$-	$228	$-	$-	$-	$-	$228
Ending balance: collectively evaluated for impairment	$425	$106	$953	$-	$192	$26	$10	$1,712

Gross Loans Receivable (1):
Ending balance	$165,665	$31,920	$71,560	$-	$15,143	$1,381	$-	$285,669
Ending balance: individually evaluated for impairment	$209	$10	$2,649	$-	$105	$-	$-	$2,973
Ending balance: collectively evaluated for impairment	$165,456	$31,910	$68,911	$-	$15,038	$1,381	$-	$282,696

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,940) or deferred loan costs of $2,895.

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class as of December 31, 2014:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2014
Allowance for Loan Losses:
Balance – December 31, 2014	$446	$106	$1,163	$-	$184	$22	$-	$1,921
Ending balance: individually evaluated for impairment	$-	$-	$178	$-	$-	$-	$-	$178
Ending balance: collectively evaluated for impairment	$446	$106	$985	$-	$184	$22	$-	$1,743

Gross Loans Receivable (1):
Ending Balance	$167,840	$32,337	$68,238	$449	$13,467	$1,495	$-	$283,826
Ending balance: individually evaluated for impairment	$211	$10	$2,312	$-	$10	$-	$-	$2,543
Ending balance: collectively evaluated for impairment	$167,629	$32,327	$65,926	$449	$13,457	$1,495	$-	$281,283

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,921) or deferred loan costs of $2,948.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
				For the Three Months Ended
	At March 31, 2015			March 31, 2015
With no related allowance recorded:
Residential, one- to four-family	$209	$209	$-	$210	$4
Home equity	10	10	-	10	-
Commercial real estate	2,048	2,048	-	2,048	-
Commercial loans	105	105	-	107	2
With an allowance recorded:
Commercial real estate	601	601	228	601	-
Commercial loans	-	-	-	-	-
Total	$2,973	$2,973	$228	$2,976	$6

				For the Year Ended
	At December 31, 2014			December 31, 2014
With no related allowance recorded:
Residential, one- to four-family	$211	$211	$-	$216	$11
Home equity	10	10	-	10	1
Commercial real estate	1,711	1,711	-	2,334	19
Commercial loans	10	10	-	6	-
With an allowance recorded:
Commercial real estate	601	601	178	592	5
Commercial loans	-	-	-	6	-
Total	$2,543	$2,543	$178	$3,164	$36

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
March 31, 2015:
Real Estate Loans:
Residential, one- to four-family	$1,357	$548	$746	$2,651	$163,014	$165,665	$2,383
Home equity	211	105	293	609	31,311	31,920	312
Commercial	20	-	2,649	2,669	68,891	71,560	2,649
Construction	-	-	-	-	-	-	-
Other Loans:
Commercial	162	6	37	205	14,938	15,143	174
Consumer	17	1	5	23	1,358	1,381	7
Total	$1,767	$660	$3,730	$6,157	$279,512	$285,669	$5,525

December 31, 2014:
Real Estate Loans:
Residential, one- to four-family	$1,327	$467	$1,059	$2,853	$164,987	$167,840	$2,413
Home equity	197	136	206	539	31,798	32,337	335
Commercial	21	-	1,891	1,912	66,326	68,238	1,891
Construction	-	-	-	-	449	449	-
Other Loans:
Commercial	42	9	37	88	13,379	13,467	76
Consumer	22	5	13	40	1,455	1,495	4
Total	$1,609	$617	$3,206	$5,432	$278,394	$283,826	$4,719

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the three month periods ended March 31, 2015 and 2014 was $105,000 and $82,000, respectively.

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

Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are classified.

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of March 31, 2015 and December 31, 2014:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
March 31, 2015
Real Estate Loans:
Residential, one- to four-family	$162,095	$-	$3,570	$-	$-	$165,665
Home equity	31,507	-	411	-	2	31,920
Commercial	65,706	2,868	2,303	683	-	71,560
Construction	-	-	-	-	-	0
Other Loans:
Commercial	14,324	506	308	5	-	15,143
Consumer	1,373	-	2	-	6	1,381
Total	$275,005	$3,374	$6,594	$688	$8	$285,669

December 31, 2014
Real Estate Loans:
Residential, one- to four-family	$164,517	$-	$3,323	$-	$-	$167,840
Home equity	31,899	-	407	29	2	32,337
Commercial	62,323	3,235	1,996	684	-	68,238
Construction	449	-	-	-	-	449
Other Loans:
Commercial	12,692	619	151	5	-	13,467
Consumer	1,489	-	5	-	1	1,495
Total	$273,369	$3,854	$5,882	$718	$3	$283,826

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At March 31, 2015
Real Estate Loans:
Residential, one- to four-family	5	$222	-	$-	5	$222	-	$-
Home equity	2	10	-	-	2	10	-	-
Total	7	$232	-	$-	7	$232	-	$-

At December 31, 2014
Real Estate Loans:
Residential, one- to four-family	5	$224	-	$-	5	$224	-	$-
Home equity	2	10	-	-	2	10	-	-
Total	7	$234	-	$-	7	$234	-	$-

There were no loans restructured and classified as TDRs during the three months ended March 31, 2015 and 2014. No additional loan commitments were outstanding to these borrowers at March 31, 2015 and at December 31, 2014.

Some loan modifications classified as TDRs may not ultimately result in full collection of principal and interest, as modified, which may result in potential losses. These potential losses have been factored into our overall estimate of the allowance for loan losses. The impact on the allowance was immaterial.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the Allowance for Loan Losses. Foreclosed real estate was $153,000 and $401,000 at March 31, 2015 and December 31, 2014 respectively, and was included as a component of other assets. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process according to local requirements of the applicable jurisdiction were $587,000 and $861,000 at March 31, 2015 and December 31, 2014, respectively.

Note 5 – Earnings per Share

Earnings per share was calculated for the three months ended March 31, 2015 and 2014, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), unearned shares held by the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan (“RRP”), and unearned shares held by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2015	2014
Numerator – net income	$569,000	$775,000
Denominator:
Basic weighted average shares outstanding	5,896,644	5,699,329
Increase in weighted average shares outstanding due to:
Stock options	32,418	28,386
Diluted weighted average shares outstanding	5,929,062	5,727,715

Earnings per share:
Basic	$0.10	$0.14
Diluted	$0.10	$0.14

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

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	March 31, 2015	December 31, 2014

	(Dollars in thousands)

Commitments to grant loans	$14,261	$19,027
Unfunded commitments under lines of credit	$27,088	$29,590

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At March 31, 2015 and December 31, 2014, the Company’s fixed rate loan commitments totaled $13.1 million and $17.0 million, respectively. The range of interest rates on these fixed rate commitments was 3.625% to 6.25% at March 31, 2015.

Note 7 – Stock-based Compensation

As of March 31, 2015, the Company had four stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $78,000 and $31,000 for the three months ended March 31, 2015 and 2014, respectively.

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

A summary of the status of the Stock Option Plan as of March 31, 2015 and 2014 is presented below:

	March 31, 2015			March 31, 2014
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	175,369	$10.92		230,106	$11.05
Granted	-	-		-	-
Exercised	(10,342)	11.50		-	-
Forfeited	-	-		-	-
Outstanding at end of period	165,027	$10.88	1 year	230,106	$11.05	2 years

Options exercisable at end of period	165,027	$10.88	1 year	226,551	$11.10	2 years

Fair value of options granted		-			-

:

At March 31, 2015, stock options outstanding had an intrinsic value of $474,000 and 60,753 options remained available for grant under the Stock Option Plan.  Compensation expense amounted to $1,000 for the quarters ended March 31, 2015 and 2014.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s stockholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock.

As of March 31, 2015 there were 83,174 shares vested or distributed to eligible participants under the RRP.  Compensation expense related to the RRP amounted to $17,000 for the three months ended March 31, 2015 and $6,000 for the three months ended March 31, 2014. At March 31, 2015, $287,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 27 to 56 months.

A summary of the status of unvested shares under the RRP for the three months ended March 31, 2015 and 2014 is as follows:

	2015	Weighted Average Grant Price	2014	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	29,031	$11.88	6,595	$7.99
Granted	-	-	-	-
Vested	(2,380)	7.88	(3,975)	7.93
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	26,651	$12.24	2,620	$8.08

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

The Board of Directors has granted restricted stock awards under the EIP during 2015 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value of Award on Grant Date	Awardees

January 20, 2015	3,463	100% on December 18, 2015	$13.35	Non-employee directors
January 20, 2015	10,657	100% on December 15, 2017, if three year performance metric is achieved	13.35	Employees
January 30, 2015	835	100% on December 15, 2017, if three year performance metric is achieved	13.95	Employees

A summary of the status of unvested restricted stock awards under the EIP for the three months ended March 31, 2015 and 2014 is as follows:

	2015	Weighted Average Grant Price	2014	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	21,552	$12.19	-	$-
Granted	14,955	13.38	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	36,507	$12.68	-	$-

As of March 31, 2015 there were 3,518 shares vested or distributed to eligible participants under the EIP.

Compensation expense related to the EIP amounted to $33,000 for the three months ended March 31, 2015. At March 31, 2015, $408,000 of unrecognized compensation cost related to unvested awards is expected to be recognized over a period of 9 to 53 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and the Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of March 31, 2015, the balance of the loan to the ESOP was $1.8 million and the fair value of unallocated shares was $2.3 million.  As of March 31, 2015, there were 58,309 allocated shares and 166,635 unallocated shares compared to 52,346 allocated shares and 174,568 unallocated shares at March 31, 2014. The ESOP compensation expense was $27,000 for the quarter ended March 31, 2015 and $24,000 for the quarter ended March 31, 2014, based on 1,984 shares earned in each of those quarters.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2015 and December 31, 2014 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014 were as follows:

	Fair Value Measurements at March 31, 2015
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$14,556	$14,556	$-	$-
Municipal bonds	60,615	-	60,615	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	60	-	60	-
Collateralized mortgage obligations-government sponsored entities	47,285	-	47,285	-
Government National Mortgage Association	546	-	546	-
Federal National Mortgage Association	7,149	-	7,149	-
Federal Home Loan Mortgage Corporation	2,674	-	2,674	-
Asset-backed securities:
Private label	1,912	-	-	1,912
Government sponsored entities	117	-	117	-
Equity securities	51	-	51	-
Total	$134,965	$14,556	$118,497	$1,912

Measured at fair value on a non-recurring basis:
Impaired loans	$673	$-	$-	$673
Foreclosed real estate	129	-	-	129

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the three months ended March 31, 2015.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the three months ended March 31, 2015 and 2014:

	2015	2014
	(Dollars in thousands)
Beginning Balance	$2,023	$3,498
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income	16	687
Total losses - realized/unrealized:
Included in earnings	-	(98)
Included in other comprehensive income	(26)	(196)
Sales	-	(1,544)
Principal paydowns	(101)	(191)
Transfers to (out of) Level 3	-	-
Ending Balance	$1,912	$2,156

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

The following table presents additional quantitative information about the Level 3 inputs for the asset-backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of March 31, 2015 and December 31, 2014 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
March 31, 2015
Asset-backed securities - private label	$1,912	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	4 - 10	4.0% - 6.0%	70.0% - 100.0%

December 31, 2014
Asset-backed securities - private label	$2,023	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	4 - 10	4.0% - 6.0%	70.0% - 100.0%

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

At March 31, 2015, impaired loans valued using Level 3 inputs had a carrying amount of $641,000 and valuation allowances of $228,000 reflecting fair values of $673,000. By comparison, at December 31, 2014, impaired loans valued using Level 3 inputs had a carrying amount of $642,000 and valuation allowances of $178,000 reflecting fair values of $673,000.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan.  At March 31, 2015, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the three month period ended March 31, 2015 comprised of one loan with a fair value of $620,000 and resulted in an additional provision for loan loss of $50,000. At December 31, 2014, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the year ended December 31, 2014 comprised of one loan with a fair value of $620,000 and resulted in an additional provision for loan loss of $53,000.

At March 31, 2015, foreclosed real estate valued using Level 3 inputs had a carrying amount of $152,000 and valuation allowances of $36,000 reflecting fair values of $129,000. By comparison at December 31, 2014, foreclosed real estate valued using Level 3 inputs had a carrying amount of $484,000 and valuation allowances of $120,000 reflecting fair values of $487,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At March 31, 2015, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the three months ended March 31, 2015 comprised of one property with a fair value of $15,000 and resulted in an additional provision for loan loss of $10,000. At December 31, 2014, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2014 comprised of four properties with a fair value of $334,000 and resulted in an additional provision for loan losses of $26,000 and subsequent write-downs recorded in non-interest expense of $43,000.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At March 31, 2015
Impaired loans	$673	Market valuation of underlying collateral (1)	Appraisal Adjustments (2)	0.00-25.00%
			Direct Disposal Costs (3)	7.00-10.00%
Foreclosed real estate	129	Market valuation of property (1)	Direct Disposal Costs (3)	7.00-15.00%
At December 31, 2014
Impaired loans	$673	Market valuation of underlying collateral (1)	Appraisal Adjustments (2)	0.00-25.00%
			Direct Disposal Costs (3)	7.00-10.00%
Foreclosed real estate	487	Market valuation of property (1)	Direct Disposal Costs (3)	7.00-15.00%

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

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at March 31, 2015
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$32,942	$32,942	$32,942	$-	$-
Securities available for sale	134,965	134,965	14,556	118,497	1,912
Federal Home Loan Bank stock	1,375	1,375	-	1,375	-
Loans receivable, net	286,624	273,901	-	-	273,901
Accrued interest receivable	1,918	1,918	-	1,918	-

Financial liabilities:
Deposits	382,660	385,071	-	385,071	-
Long-term debt	18,950	19,228	-	19,228	-
Accrued interest payable	37	37	-	37	-

Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2014
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$35,811	$35,811	$35,811	$-	$-
Securities available for sale	138,202	138,202	14,361	121,818	2,023
Federal Home Loan Bank stock	1,375	1,375	-	1,375	-
Loans receivable, net	284,853	283,569	-	-	283,569
Accrued interest receivable	1,716	1,716	-	1,716	-

Financial liabilities:
Deposits	386,939	389,141	-	389,141	-
Long-term debt	18,950	19,277	-	19,277	-
Accrued interest payable	39	39	-	39	-

Off-balance-sheet financial instruments	-	-	-	-	-

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

Note 9 – Treasury Stock

During the quarter ended March 31, 2015, the Company repurchased 19,900 shares of common stock at an average cost of $13.55 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of March 31, 2015, there were 36,510 shares remaining to be repurchased under the existing stock repurchase program. During the quarter ended March 31, 2015, the Company transferred 14,955 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards granted under the 2012 Equity Incentive Plan.

During the quarter ended March 31, 2014, the Company repurchased 5,000 shares of common stock at an average cost of $12.30 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of March 31, 2014, there were 56,510 shares remaining to be repurchased under the existing stock repurchase program.

Note 10 – Other Comprehensive Income

In addition to presenting the Consolidated Statements of Comprehensive Income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income for the periods presented:

	For the Three Months Ended March 31, 2015			For The Three Months Ended March 31, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Net unrealized gains arising during the period	$461	$112	$573	$2,489	$(963)	$1,526
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(32)	11	(21)	(83)	32	(51)
Net loss on sale of securities included in net income	-	-	-	98	(38)	60
Total Other Comprehensive Income	$429	$123	$552	$2,504	$(969)	$1,535

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income for the indicated periods:

Details about Accumulated Other Comprehensive Income	Accounts Reclassified from Accumulated Other Comprehensive Income for the three months ended March 31,		Affected Line Item on the Consolidated
Components	2015	2014	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale
Recovery on previously impaired investment securities	$(32)	$(83)	Recovery on previously impaired investment securities
Sale of securities	-	98	Gain on sale of securities available for sale
	(32)	15
Provision for income tax expense (benefit)	11	(6)	Income Taxes
Total reclassification for the period	$(21)	$9	Net Income

Note 11 – Subsequent Events

On April 29, 2015, the Board of Directors declared a quarterly cash dividend of $0.07 per share on the Company’s common stock, payable on May 22, 2015 to stockholders of record as of May 8, 2015. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 60.7% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $255,000. On March 3, 2015, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 3, 2016, aggregating up to $0.28 per share. The MHC waived $255,000 of dividends during the three months ended March 31, 2015. Cumulatively, Lake Shore, MHC has waived approximately $6.7 million of cash dividends as of March 31, 2015.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

The following factors, including the factors set forth in Part II, Item 1A of this and previous Quarterly Reports on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

•	general and local economic conditions;

•	changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values and competition;

•	the ability of our customers to make loan payments;

•	our ability to continue to control costs and expenses;

•	changes in accounting principles, policies or guidelines;

•	our success in managing the risks involved in our business;

•	inflation, and market and monetary fluctuations;

•	the impact of more stringent capital requirements being imposed by banking regulators;

•	changes in legislation or regulation, including the implementation of the Dodd-Frank Act; and

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of March 31, 2015 compared to the financial condition as of December 31, 2014 and the consolidated results of operations for the three months ended March 31, 2015 and 2014.

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

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government.  Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability.  Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions.  Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Certain areas of the Western New York market have recently experienced economic growth, especially in Erie County.

While the recession is officially over and improvements have been noted in the housing market and unemployment rate, the Federal Reserve has continued to maintain the Fed Funds rate at 0.00%-0.25% for more than six years.  The Federal Reserve has indicated that the Fed Funds rate will remain low until its dual mandates of maximum employment and a 2% inflation rate are achieved on a consistent basis, and as such, this rate is not expected to increase until late-2015 or beyond.  At the December 2013 meeting of the Federal Open Market Committee (“FOMC”), the Federal Reserve began to taper its quantitative easing (“QE”) program by reducing its purchases of mortgage-backed securities and treasury bonds. This program was further reduced by the FOMC at each subsequent meeting until the end of the program in October 2014.  The Fed continues to reinvest cash flow received on its portfolio back into agency mortgage backed securities and treasury bonds.  This action will continue to exert downward pressure on long-term rates.  Current interest rates on residential mortgage loans remain very low compared to historical yields, and the rates have declined since January 2014. Despite this decline in interest rates on residential mortgage loans, the current interest rates have increased by approximately 36 basis points since January 2013, which has resulted in decreased loan origination and refinance activity.  We will continue to closely monitor the impact of the national and regional economy on our net interest margin, results of operations and critical risk areas, including interest rate risk and credit risk.

As discussed in the Company’s Annual Report on Form 10-K Part I, Item 1 “Business – Supervision and Regulation” for the year ended December 31, 2014,  since October 2008, numerous legislative actions, including the Dodd-Frank Act, have been taken in response to the financial crisis affecting the banking system and financial markets. While we do not know all the possible outcomes from these initiatives, we can anticipate that the Company will need to dedicate more resources to ensure compliance with new legislation and regulations, which may impact profitability.  There can be no assurance as to the actual impact any governmental program will have on the financial markets or our financial condition and results of operations.  We remain active in monitoring these developments and supporting the interests of our stockholders.

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

Lending.  Historically, our lending portfolio has consisted predominantly of residential one- to four-family mortgage loans.  At March 31, 2015 and December 31, 2014, we held $165.7 million and $167.8 million of residential one- to four-family mortgage loans, respectively, which constituted 58.0% and 59.1% of our total loan portfolio, at such respective dates. Due to the interest rate risk inherent in holding long-term, fixed rate one- to four-family real estate loans in our portfolio in a potential rising interest rate environment, we have been strategically focused on the origination of commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate.  We have also focused on small business commercial lending, including business installment loans, lines of credit and other commercial loans. These types of commercial loans are generally made at higher interest rates and for shorter terms than one- to four- family real estate loans, which lowers the Bank’s interest rate risk.  At March 31, 2015 and December 31, 2014, our commercial real estate loan portfolio consisted of loans totaling $71.6 million and $68.2 million respectively, or 25.0% and 24.0%, respectively, of total loans.   At March 31, 2015 and December 31, 2014, our commercial loan portfolio consisted of loans totaling $15.1 million and $13.5 million, respectively, or 5.3% and 4.7%, respectively, of total loans. Other loan products offered to our customers include home equity lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. In the fourth quarter of 2014, we began to  sell fixed rate, long-term one- to four-family residential loans (with low yields and 30 year terms) that we originate, as part of our interest rate risk strategy and asset/liability management, and plan to continue to do so in the future, as it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential mortgage loans.

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

At March 31, 2015 and December 31, 2014, we had $135.0 million and $138.2 million, respectively, invested in securities available for sale, the majority of which are Treasury securities, agency collateralized mortgage obligation securities (“CMOs”), agency mortgage-backed securities, and municipal securities. As of March 31, 2015, we had a net unrealized gain in the investment portfolio of $6.2 million.

Asset-Liability Strategy.    Our business consists primarily of originating one- to four-family residential real estate loans and commercial real estate loans secured by property in our market area and investing in residential mortgage-backed securities, CMOs and municipal securities.  One- to four-family residential real estate loans generally involve a lower degree of credit risk and carry a lower yield than commercial real estate and commercial business loans.  The average maturity of residential real estate loans is longer than that for commercial loans.  Our loans are primarily funded by time deposits, which typically mature within 2 years on average and core deposits (i.e. checking, savings and money market accounts).  As a result, we are exposed to interest rate risk, as our interest-bearing liabilities will mature or re-price more quickly than our interest-earning assets in a rising rate environment.  Although we plan to continue to originate one- to four-family residential mortgage loans going forward, we have been and intend to continue to increase our focus on the origination of commercial real estate loans and commercial business loans, which generally have higher returns and shorter durations than one- to four-family residential real estate loans.  As part of our asset liability strategy, we review the duration of assets on our balance sheet, and if necessary, we may sell loans or securities to help manage our interest rate risk.  Our strategy also involves managing interest expense.  Since 2014 we have decreased the volume of higher-rate time deposits and have concentrated on building lower-cost core deposits, with a focus on building commercial relationships, in order to help reduce and control our cost of funds.  As part of our strategy to expand our commercial loan portfolio, we expect to attract lower cost core deposits as part of these borrower relationships.  We offer competitive rates on a variety of deposit products to meet the needs of our customers and we promote long term deposits, where necessary, to meet asset-liability goals.  We also consider borrowed funds or derivatives as an opportunity to extend the duration of liabilities at attractive levels.

We are actively involved in managing our balance sheet through the direction of our Asset-Liability Committee and the assistance of a third party advisor.  Recent economic conditions have underscored the importance of a strong balance sheet.  We strive to achieve this through managing our interest rate risk and maintaining strong capital levels, putting aside adequate loan loss reserves and keeping liquid assets on hand.  Diversifying our asset mix may improve net interest margin and may also reduce the exposure of our net interest income and earnings to interest rate risk.  We will continue to manage our interest rate risk by diversifying the type and maturity of assets in our loan and investment portfolios and monitoring the maturities in our deposit portfolio and borrowing facilities.

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

These critical policies and their application are reviewed periodically by our Audit/Risk Committee and our Board of Directors.  All accounting policies are important, and as such, we encourage the reader to review each of the policies included in the notes to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 to better understand how our financial performance is reported.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2015			March 31, 2014
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$27,313	$6	0.09%	$13,081	$1	0.03%
Securities	138,579	1,023	2.95%	159,113	1,232	3.10%
Loans	284,426	3,370	4.74%	275,698	3,305	4.80%
Total interest-earning assets	450,318	4,399	3.91%	447,892	4,538	4.05%
Other assets	33,809			34,758
Total assets	$484,127			$482,650

Interest-bearing liabilities
Demand & NOW accounts	$46,081	$14	0.12%	$44,373	$13	0.12%
Money market accounts	77,612	58	0.30%	78,495	69	0.35%
Savings accounts	42,752	11	0.10%	39,841	10	0.10%
Time deposits	179,807	580	1.29%	192,282	665	1.38%
Borrowed funds	18,914	99	2.09%	19,206	44	0.92%
Other interest-bearing liabilities	1,070	24	8.97%	1,134	25	8.82%
Total interest-bearing liabilities	366,236	786	0.86%	375,331	826	0.88%
Other non-interest bearing liabilities	45,340			40,516
Stockholders' equity	72,551			66,803
Total liabilities & stockholders' equity	$484,127			$482,650
Net interest income		$3,613			$3,712
Interest rate spread			3.05%			3.17%
Net interest margin			3.21%			3.32%

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

	Three Months Ended March 31, 2015
	Compared to
	Three Months Ended March 31, 2014
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$3	$2	$5
Securities	(55)	(154)	(209)
Loans, including fees	(39)	104	65
Total interest-earning assets	(91)	(48)	(139)
Interest-bearing liabilities:
Demand & NOW accounts	-	1	1
Money market accounts	(10)	(1)	(11)
Savings accounts	-	1	1
Time deposits	(43)	(42)	(85)
Total deposits	(53)	(41)	(94)
Other interest-bearing liabilities:
Borrowed funds & other	56	(2)	54
Total interest-bearing liabilities	3	(43)	(40)
Total change in net interest income	$(94)	$(5)	$(99)

Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not re-price as long-term interest rates increase. As rates rise, we expect loan applications to decrease, prepayment speeds to slow down and the interest rate on our loan portfolio to remain static. Conversely, a majority of our interest-bearing liabilities have much shorter contractual maturities and are expected to re-price, resulting in increased interest expense. A significant portion of our deposits have no contractual maturities and are likely to re-price quickly as short-term interest rates increase. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan and securities portfolios. An increasing rate environment is expected to cause a decrease in our net interest rate spread and a decrease in our earnings.  Changes in market interest rates could also reduce the value of our interest-earning assets including, but not limited to, our securities portfolio. In particular, the unrealized gains and losses on securities available for sale are reported, net of tax, in accumulated other comprehensive income which is a component of stockholders’ equity. As such, declines in the fair value of such securities resulting from increases in market interest rates may adversely affect stockholders’ equity.  In order to mitigate the effect of a rising interest rate environment, the Bank’s Asset-Liability Committee is continuing to review its options in relation to shortening the term of interest earning assets, increasing short term investments in liquid assets to take advantage of potential rising interest rates, increasing core deposit growth, implementing new products, promoting adjustable rate commercial loan products and using derivative products.

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

For the three months ended March 31, 2015, the average yields on our loan and investment portfolios were 4.74% and 2.95%, respectively, in comparison to 4.80% and 3.10%, respectively, for the three months ended March 31, 2014.  Overall, the average yield on our interest earning assets decreased by 14 basis points to 3.91% for the three months ended March 31, 2015 in comparison to the three months ended March 31, 2014. The decline in average yield was primarily due to lower interest income earned on our investment portfolio as a result of the low interest rate environment, a decrease in the average balance of investments and an increase in the average balance of lower yielding cash and cash equivalents.  For the three months ended March 31, 2015 and 2014, the average interest rate that we were paying on interest-bearing liabilities remained flat at 0.86% and 0.88%, respectively. This was primarily due to a  decrease in the average interest rate paid on time deposits, offset by a corresponding increase in the average interest rate paid on borrowed funds. The average balance of core deposits increased by $3.7 million for the three months ended March 31, 2015,  in addition to a $12.5 million decrease in average time deposits.   Our interest rate spread for the three months ended March 31, 2015 was 3.05% which was a 12 basis point decrease in comparison to the three months ended March 31, 2014.  Our net interest margin was 3.21% and 3.32% for the three months ended March 31, 2015 and 2014, respectively.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets at March 31, 2015 were $482.9  million, a decrease of $4.5 million, or 0.9%, from $487.5 million at December 31, 2014.  The decrease in total assets was primarily due to a $3.2 million decrease in securities available for sale and a $2.9 million decrease in cash and cash equivalents, partially offset by a $1.8 million increase in loans receivable, net.

Cash and cash equivalents decreased by $2.9 million, or 8.0%, from $35.8 million at December 31, 2014 to $32.9 million at March 31, 2015.  The decrease was primarily attributed to a  $4.3 million decrease in total deposits and $13.0 million of cash used to originate loans, partially offset by the receipt of cash proceeds from $14.4 million of paydowns on the investment and loan portfolio during the first quarter of 2015.

Securities available for sale decreased by $3.2 million, or 2.3%, to $135.0 million at March 31, 2015 compared to $138.2 million at December 31, 2014. The decrease was primarily due to the receipt of $3.6 million in paydowns on the investment portfolio that were not subsequently re-invested into available for sale securities. The Company is currently maintaining higher levels of liquid assets to be in a better position to take advantage of shifts in market interest rates and to manage interest rate risk. These decreases were partially offset by a $400,000 increase in the market value (before taxes) of the securities available for sale portfolio during the three months ended March 31, 2015 due to a decrease in market interest rates.

Net loans receivable increased during the three month period ended March 31, 2015 as shown in the table below:

	At March 31,	At December 31,	Change
	2015	2014	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$165,665	$167,840	$(2,175)	(1.3)%
Home equity	31,920	32,337	(417)	(1.3)%
Commercial	71,560	68,238	3,322	4.9%
Construction	-	449	(449)	(100.0)%
Total real estate loans	269,145	268,864	281	0.1%
Other Loans:
Commercial	15,143	13,467	1,676	12.4%
Consumer	1,381	1,495	(114)	(7.6)%
Total gross loans	285,669	283,826	1,843	0.6%
Allowance for loan losses	(1,940)	(1,921)	(19)	1.0%
Net deferred loan costs	2,895	2,948	(53)	(1.8)%
Loans receivable, net	$286,624	$284,853	$1,771	0.6%

The increase in net loans receivable was primarily due to an increase in commercial real estate loans and commercial business loans, partially offset by a decrease in residential, one- to four-family real estate loans, home equity loans, construction loans and consumer loans. As fixed rate one- to four-family residential real estate loans present additional interest rate risk to our loan portfolio as a result of the longer duration of these types of assets, we remain strategically focused in 2015 on originating adjustable rate commercial real estate and commercial business loans to diversify our asset mix, to reduce interest rate risk, to take advantage of the opportunities available to serve small businesses in our market area, and to maintain the net interest margin.

The table below shows changes in deposit balances by type of deposit account between March 31, 2015 and December 31, 2014:

	At March 31,	At December 31,	Change
	2015	2014	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$38,392	$37,162	$1,230	3.3%
Interest bearing	45,914	46,685	(771)	(1.7)%
Money market	76,855	78,457	(1,602)	(2.0)%
Savings	44,346	42,507	1,839	4.3%
Time deposits	177,153	182,128	(4,975)	(2.7)%
Total Deposits	$382,660	$386,939	$(4,279)	(1.1)%

The decrease in total deposits was due to a decrease in time deposits, partially offset by net growth in core deposits. The growth in core deposits was the result of the Company’s continued strategic focus on growing low-cost core deposits among its retail and commercial customers in effort to manage interest expenses.

Total stockholders’ equity increased by $895,000, or 1.2%, from $71.6 million at December 31, 2014 to $72.5 million at March 31, 2015.  The increase was primarily due to net income of $569,000 and a $552,000 increase in unrealized mark to market gains on available for sale securities (after taxes) as a result of the decline in market interest rates during the three months ended March 31, 2015, partially offset by $154,000 in cash dividends paid during the three months ended March 31, 2015.

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014

General.    Net income was $569,000 for the three months ended March 31, 2015, or $0.10 per diluted share, a decrease of $206,000, or 26.6%, compared to net income of $775,000, or $0.14 per diluted share, for the three months ended March 31, 2014.  The decrease in net income was primarily due to a $99,000 decrease in net interest income, a $69,000 increase in non-interest expense, a $67,000 increase in income tax expense and a $25,000 increase in provision for loan losses, partially offset by a $54,000 increase in non-interest income.

Interest Income.    Interest income decreased by $139,000, or 3.1%, to $4.4 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease was primarily due to reduced interest income on investment securities resulting from the continued low interest rate environment, as well as the Company’s strategy to hold shorter term liquid investments in preparation for a rising rate environment. Investment interest income decreased by $209,000, or 17.0%, from $1.2 million for the three months ended March 31, 2014 to $1.0 million for the three months ended March 31, 2015, due to a decrease in the average balance of the investment portfolio. The average balance in the investment portfolio decreased from $159.1 million for the three months ended March 31, 2014 to $138.6 million for the three months ended March 31, 2015. The decrease in the average balance of the investment portfolio was partially due to the Company’s strategy to reinvest paydowns received on securities into shorter term cash and cash equivalents in preparation for a rising rate environment. The decrease was also due to the sale of $10.3 million in available for sale securities in the first half of 2014 in order to reduce interest rate risk. The sale of securities has allowed the Bank to position itself to take advantage of an anticipated rising interest rate environment by shortening the duration of its assets, which reduces the risk of holding long term securities at low yields. The average yield on the investment portfolio decreased 15 basis points from 3.10% for the three months ended March 31, 2014 to 2.95% for the three months ended March 31, 2015, as a result of the declining portfolio balance of higher yielding securities. Loan interest income increased by $65,000, or 2.0%, to $3.4 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to an increase in the average balance of the loan portfolio by $8.7 million, or 3.2%, from $275.7 million for the three months ended March 31, 2014 to $284.4 million for the three months end March 31, 2015. The increase in the average balance of loans receivable was primarily due to an increase in the average balance of commercial real estate loans, commercial business loans and home equity loans, partially offset by a decrease in the average balance of one- to four-family real estate loans. The average yield on the loan portfolio decreased from 4.80% for the three months ended March 31, 2014 to 4.74% for the three months ended March 31, 2015. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off, as a result of the current low interest rate environment.

Interest Expense.  Interest expense decreased $40,000, or 4.8% for the three months ended March 31, 2015 to $786,000 compared to $826,000 for the three months ended March 31, 2014.   Interest expense on deposits decreased by $94,000, or 12.4%, to $663,000 for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 primarily due to the decrease in the average rate paid on deposits and a shift in the deposit mix, resulting in a larger percentage of the deposit portfolio consisting of low cost core deposits. The average balance of deposits for the three months ended March 31, 2015 was $346.3 million with an average rate of 0.77% compared to the average balance of deposits of $355.0 million and an average rate of 0.85% for the three months ended March 31, 2014. The decrease in the average rate paid on deposits was due to the continued low interest rate environment during the first three months of 2015 and due to the shift in the deposit mix. The interest expense related to advances from the Federal Home Loan Bank of New York (“FHLBNY”) increased $55,000, or 125.0%, to $99,000 for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. The average balance of advances from the FHLBNY for the three months ended March 31, 2015 was $18.9 million with an average rate of 2.09% compared to an average balance of $19.2 million and an average rate of 0.92% for the three months ended March 31, 2014. The increase in the average rate paid on advances from the FHLBNY was primarily due to the refinancing of short-term borrowings into long-term debt during the first half of 2014 to lock in low long-term fixed rates and manage interest rate risk.

Provision for Loan Losses.    A provision of $25,000 to the allowance for loan losses was recorded during the three month period ended March 31, 2015. A provision to the allowance for loan losses was not recorded during the three month period ended March 31, 2014.  Net charge-offs were $6,000 for the three month period ended March 31, 2015 compared to $33,000 for the three month period ended March 31, 2014. Non-performing loans increased to $5.6 million, or 1.96% of total loans, at March 31, 2015 as compared to $5.3 million, or 1.91% of total loans, at March 31, 2014.

During the three months ended March 31, 2015, the Company recorded a $14,000 and $9,000 provision for loan losses on home equity loans and consumer loans, respectively, primarily due to net charge-offs. The Company recorded an $8,000 provision for loan losses on commercial loans primarily due to an increase in outstanding loan balances during the three months ended March 31, 2015. The provisions for loan losses were partially offset by a $16,000 credit for loan losses on one- to four-family and commercial real estate loans during the three months ended March 31, 2015, primarily due to a review of the historical losses relating to these types of loans. The Company determined an adjustment was necessary due to a decrease in historical average net charge-offs over the last five years. During the three months ended March 31, 2015, the Company recorded an unallocated provision for loan losses of $10,000, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the three months ended March 31, 2014, the Company recorded a $54,000 provision for loan losses on one- to four-family residential loans and home equity loans as part of its review of certain environmental factors used to qualitatively assess inherent losses in the loan portfolio. Management concluded that an adjustment was necessary to account for the potential economic impact of the then recently announced company closings within the Chautauqua County market area. An $11,000 provision for loan losses was recorded on consumer loans as part of management’s review of the historical losses relating to these types of loans. The Company determined an adjustment for loan losses was necessary due to an increase in historical average net charge-offs over the last three years. These provisions for loan losses were offset by a $71,000 credit for loan losses on commercial real estate and commercial business loans during the three months ended March 31, 2014, primarily due to a review of the historical losses relating to these types of loans. The Company determined an adjustment for loan losses was necessary due to a decrease in historical average net charge-offs over the last four years. During the three months ended March 31, 2014, the Company recorded an unallocated provision for loan losses of $6,000. This unallocated provision reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for details on the provision for loan losses.

Non-interest Income.  Non-interest income increased $54,000, or 11.3%, to $534,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The increase was primarily due to a loss on the sale of securities of $98,000 for the three months ended March 31, 2014, while there were no securities sold during the same period in 2015. The increase was also due to a $24,000 net gain on the sale of loans during the three months ended March 31, 2015, whereas there were no loan sales during the same period in 2014. These increases were partially offset by a $51,000 decrease in recovery on previously impaired investment securities during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. Furthermore, there was a $17,000 decrease in service charges and fees during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Non-interest Expenses.  Non-interest expenses increased $69,000, or 2.1%, from $3.2 million for the three months ended March 31, 2014 to $3.3 million for the three months ended March 31, 2015.  Salaries and employee benefits expense increased $140,000, or 8.4%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This was primarily due to annual salary increases, the hiring of an executive vice president for commercial lending during the third quarter of 2014 and additional expense for stock grants awarded during the second half of 2014 and the first three months of 2015. Data processing expenses increased $67,000, or 36.6%, during the three months ended March 31, 2015 as compared with the same period in 2014 primarily due to the costs associated with the implementation of new mobile banking, online banking and loan origination technology and related software.  Professional services decreased $70,000, or 22.2%, during the first quarter of 2015 as compared with the same period in 2014 primarily due to lower consulting costs.  Other expenses decreased $79,000, or 28.1%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to an increase in net gains on the sale of foreclosed properties in the first quarter of 2015.

Income Taxes Expense.  Income tax expense increased by $67,000, or 37.4%, from $179,000 for the three months ended March 31, 2014 to $246,000 for the three months ended March 31, 2015. The increase was primarily due to reforms in New York State corporate tax law which combined bank and corporate franchise tax laws. Beginning in 2015, the most significant change in the tax law allows the Company to subtract up to 50% of its net interest income received from qualifying loans. This change effectively eliminates the Company’s New York State tax on income resulting in the Company being taxed on its apportioned capital. Because of the tax reform, the Company will not generate sufficient taxable income within New York State to realize its existing state deferred tax assets. Therefore, a deferred tax valuation allowance was recorded resulting in a one-time tax expense of $128,000. The valuation allowance was based on management’s belief that it is more likely than not that the Company will not realize its state deferred tax assets pursuant to the tax reform. As a result of the one-time tax expense, our effective tax rate increased to 30.2% for the three months ended March 31, 2015, compared to 18.8% for the three months ended March 31, 2014. This increase was partially offset by a decrease in income before tax for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. Without the one-time tax effects for 2015, our effective tax rate would have decreased to 14.1% for the three months ended March 31, 2015 primarily resulting from our projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance related to our projection of pre-tax income for the year.

Loans Past Due and Non-performing Assets.  We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $5.8 million, or 1.19% of total assets, at March 31, 2015 and $5.1 million, or 1.05% of total assets, at December 31, 2014.

The following table presents information regarding our accruing loans delinquent 90 days or more, non‑accrual loans,  non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At March 31,	At December 31,
	2015	2014
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$24	$-
Home equity	58	1
Commercial	-	-
Construction	-	-
Other loans:
Commercial	-	-
Consumer	-	9
Total	$82	$10
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,383	$2,413
Home equity	312	335
Commercial	2,649	1,891
Construction	-	-
Other loans:
Commercial	174	76
Consumer	7	4
Total non-accrual loans	5,525	4,719
Total non-performing loans	5,607	4,729
Foreclosed real estate	153	401
Total non-performing assets	$5,760	$5,130
Ratios:
Non-performing loans as a percent of net loans:	1.96%	1.66%
Non-performing assets as a percent of total assets:	1.19%	1.05%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Residential, one- to four-family	$-	$-
Home equity	-	-
Performing loans
Residential, one- to four-family	$222	$224
Home equity	10	10

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of year:	$1,921	$1,813
Provision for loan losses	25	-
Charge-offs:
Real estate loans:
Residential, one- to four-family	(17)	(17)
Home equity	(15)	(13)
Commercial	-	-
Construction	-	-
Other loans:
Commercial	-	(4)
Consumer	(8)	(7)
Total charge-offs	(40)	(41)
Recoveries:
Real estate loans:
Residential, one- to four-family	9	-
Home equity	1	-
Commercial	21	-
Construction	-	-
Other loans:
Commercial	-	-
Consumer	3	8
Total recoveries	34	8
Net charge-offs	(6)	(33)
Balance at end of period	$1,940	$1,780
Average loans outstanding	$284,426	$275,698
Allowance for loan losses as a percent of total net loans	0.68%	0.65%
Allowance for loan losses as a percent of non-performing loans	34.60%	33.82%
Ratio of net charge-offs to average loans outstanding (1)	0.01%	0.05%

 (1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures.  Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments, interest earning deposits at other financial institutions and funds provided from operations.  We have a written agreement with the Federal Home Loan Bank of New York, which allows us to borrow up to $118.4 million as of March 31, 2015, and is collateralized by a pledge of certain fixed-rate residential, one- to four-family real estate loans.  At March 31, 2015, we had outstanding advances under this agreement of $19.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.7 million and a fair value of $11.4 million as of March 31, 2015. There were no balances outstanding with the Federal Reserve Bank at March 31, 2015. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of March 31, 2015.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the three months ended March 31, 2015, we originated loans of approximately $13.0 million in comparison to approximately $7.5 million of loans originated during the three months ended March 31, 2014.  We did not purchase any investment securities in the three months ended March 31, 2015 and 2014.

At March 31, 2015, we had loan commitments to borrowers of approximately $14.3 million and overdraft lines of protection and unused home equity lines of credit of approximately $27.1 million. Total deposits were $382.7 million at March 31, 2015, as compared to $393.3 million at March 31, 2014.  Time deposit accounts scheduled to mature within one year were $100.4 million at March 31, 2015.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures during the remainder of 2015.  We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than loan commitments as described in Note 6 in the Notes to our Consolidated Financial Statements and the borrowing agreements noted above.

Capital

The federal banking agencies have adopted regulations that substantially amend the capital regulations currently applicable to us.  These regulations implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act, as discussed in the “Supervision and Regulation – Federal Banking Regulation – Capital Requirements” section included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Effective January 1, 2015, the Bank became subject to new capital requirements adopted by the OCC.  These new requirements create a new required ratio for common equity Tier 1 (“CETI”) capital, increase the Tier 1 capital ratio requirements, change the risk weight of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements.  Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.  The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small bank holding companies with assets under $1 billion.

Under the new capital regulations, the minimum capital ratios are: (1) CETI capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets:  (3) a total capital ratio of 8% of risk-weighted assets; and (4) a leverage ratio of 4.0%.  CETI generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

There are a number of changes in what constitutes regulatory capital, some of which are subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital.  The Bank does not use any of these instruments.  Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.  Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CETI will be deducted from capital.  The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculations, as permitted by the regulations.  This opt-out will reduce the impact of market volatility on our regulatory capital levels.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures.  These include a 150% risk weight (increased from 100%) for certain high volatility commercial real estate acquisitions, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status;  a 20% (increased from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable;  a 250% risk weight (increased from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital;  and increased risk weights (0% to 600%) for equity exposures.

In addition to the minimum CETI, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.  This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

The OCC’s prompt corrective action standards changed effective January 1, 2015.  Under the new standards, in order to be considered well-capitalized, the Bank must have a CETI ratio of 6.5% (new), a Tier 1 ratio of 8.0%( increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged).  The Bank meets all these new requirements, including the full capital conservation buffer that will be required by January 2019.

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

At March 31, 2015	Actual Ratio	For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
CETI capital (to risk-weighted assets)	24.56%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	24.56%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	25.31%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	13.40%	>=	4.00%	>=	5.00%
At December 31, 2014	Actual Ratio	For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
CETI capital (to risk-weighted assets)	n/a	>=	n/a	>=	n/a
Tier 1 capital (to risk-weighted assets)	24.95%	>=	4.00%	>=	6.00%
Total capital (to risk-weighted assets)	25.71%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	13.16%	>=	4.00%	>=	5.00%

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of March 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended March 31, 2015:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

January 1 through January 31, 2015	-	$-	-	56,410
February 1 through February 28, 2015	19,900	13.55	19,900	36,510
March 1 through March 31, 2015	-	-	-	36,510
Total	19,900	$13.55	19,900	36,510

______________

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

LAKE SHORE BANCORP, INC.
(Registrant)

May 12, 2015	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2015	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)