Form 10-Q
period 2015-06-30
LAKE SHORE BANCORP, INC.
filed 2015-08-12
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 5,977,372 shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 1, 2015.

PART I

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2015	2014
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$8,015	$7,460
Interest earning deposits	7,521	19,575
Federal funds sold	12,310	8,776
Cash and Cash Equivalents	27,846	35,811
Securities available for sale	129,194	138,202
Federal Home Loan Bank stock, at cost	1,355	1,375
Loans receivable, net of allowance for loan losses 2015 $2,125; 2014 $1,921	296,557	284,853
Premises and equipment, net	9,251	9,519
Accrued interest receivable	1,701	1,716
Bank owned life insurance	14,802	14,666
Other assets	886	1,329
Total Assets	$481,592	$487,471
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$337,379	$349,777
Non-interest bearing	44,466	37,162
Total Deposits	381,845	386,939
Long-term debt	18,950	18,950
Advances from borrowers for taxes and insurance	3,284	3,415
Other liabilities	5,667	6,537
Total Liabilities	$409,746	$415,841
Commitments and Contingencies	-	-
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,685,715 shares issued and 5,977,372 shares outstanding at June 30, 2015 and 6,673,940 shares issued and 5,990,042 shares outstanding at December 31, 2014	$67	$67
Additional paid-in capital	28,848	28,684
Treasury stock, at cost (708,343 shares at June 30, 2015 and 683,898 shares at December 31, 2014)	(6,816)	(6,420)
Unearned shares held by ESOP	(1,748)	(1,791)
Unearned shares held by compensation plans	(676)	(622)
Retained earnings	49,153	48,192
Accumulated other comprehensive income	3,018	3,520
Total Stockholders' Equity	71,846	71,630
Total Liabilities and Stockholders' Equity	$481,592	$487,471

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,424	$3,365	$6,794	$6,670
Investment securities, taxable	449	630	942	1,332
Investment securities, tax-exempt	530	529	1,060	1,059
Other	5	3	11	4
Total Interest Income	4,408	4,527	8,807	9,065
Interest Expense
Deposits	593	748	1,256	1,505
Short-term borrowings	-	8	-	20
Long-term debt	98	48	197	80
Other	25	26	49	51
Total Interest Expense	716	830	1,502	1,656
Net Interest Income	3,692	3,697	7,305	7,409
Provision for Loan Losses	185	-	210	-
Net Interest Income after Provision for Loan Losses	3,507	3,697	7,095	7,409
Non-Interest Income
Service charges and fees	399	410	778	806
Earnings on bank owned life insurance	69	64	136	125
Recovery on previously impaired investment securities	43	18	75	101
Net gain on sale of securities available for sale	-	157	-	59
Net gain on sale of loans	21	-	45	-
Other	15	21	47	59
Total Non-Interest Income	547	670	1,081	1,150
Non-Interest Expenses
Salaries and employee benefits	1,684	1,591	3,487	3,254
Occupancy and equipment	565	558	1,136	1,117
Data processing	252	194	502	377
Professional services	258	343	503	658
Advertising	103	169	209	268
FDIC Insurance	73	70	144	141
Postage and supplies	68	66	127	133
Other	259	278	461	559
Total Non-Interest Expenses	3,262	3,269	6,569	6,507
Income before Income Taxes	792	1,098	1,607	2,052
Income Tax Expense	93	199	339	378
Net Income	$699	$899	$1,268	$1,674
Basic earnings per common share	$0.12	$0.16	$0.22	$0.29
Diluted earnings per common share	$0.12	$0.16	$0.21	$0.29
Dividends declared per share	$0.07	$0.07	$0.14	$0.14

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income/(Loss)

	Three Months Ended
	June 30,
	2015	2014
	(Unaudited)
	(Dollars in thousands)

Net Income	$699	$899

Other Comprehensive (Loss) Income, net of tax benefit (expense)
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense)	(1,025)	940

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(29)	(11)
Net gain on sale of securities included in net income, net of tax expense	-	(96)
Total Other Comprehensive (Loss) Income	(1,054)	833

Total Comprehensive (Loss) Income	$(355)	$1,732

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
	(Dollars in thousands)

Net Income	$1,268	$1,674

Other Comprehensive (Loss) Income, net of tax benefit (expense)
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense)	(452)	2,466

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(50)	(62)
Net gain on sale of securities included in net income, net of tax expense	-	(36)
Total Other Comprehensive (Loss) Income	(502)	2,368

Total Comprehensive Income	$766	$4,042

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2015 and 2014 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(In thousands, except share and per share data)
Balance - January 1, 2014	$66	$28,039	$(6,588)	$(1,876)	$(499)	$45,624	$505	$65,271
Net income	-	-	-	-	-	1,674	-	1,674
Other comprehensive income, net of tax expense of $1,495	-	-	-	-	-	-	2,368	2,368
ESOP shares earned (3,968 shares)	-	6	-	43	-	-	-	49
Stock based compensation	-	2	-	-	-	-	-	2
Compensation plan shares granted (3,518 shares)	-	-	33	-	(33)	-	-	-
Compensation plan shares earned (1,942 shares)	-	3	-	-	23	-	-	26
Purchase of treasury stock, at cost (5,000 shares)	-	-	(62)	-	-	-	-	(62)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	(294)	-	(294)
Balance - June 30, 2014	$66	$28,050	$(6,617)	$(1,833)	$(509)	$47,004	$2,873	$69,034

Balance - January 1, 2015	$67	$28,684	$(6,420)	$(1,791)	$(622)	$48,192	$3,520	$71,630
Net income	-	-	-	-	-	1,268	-	1,268
Other comprehensive loss, net of tax benefit of $666	-	-	-	-	-	-	(502)	(502)
Stock options exercised (11,775 shares)	-	136	-	-	-	-	-	136
ESOP shares earned (3,968 shares)	-	11	-	43	-	-	-	54
Stock based compensation	-	1	-	-	-	-	-	1
Compensation plan shares granted (15,455 shares)	-	-	145	-	(145)	-	-	-
Compensation plan shares earned (8,443 shares)	-	16	-	-	91	-	-	107
Purchase of treasury stock, at cost (39,900 shares)	-	-	(541)	-	-	-	-	(541)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	(307)	-	(307)
Balance - June 30, 2015	$67	$28,848	$(6,816)	$(1,748)	$(676)	$49,153	$3,018	$71,846

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2015		2014
		(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,268		$1,674
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	162		147
Amortization of deferred loan costs	244		217
Provision for loan losses	210		-
Recovery on previously impaired investment securities	(75)		(101)
Net gain on sale of investment securities	-		(59)
Originations of loans held for sale	(3,277)		(112)
Proceeds from sales of loans held for sale	3,322		112
Net gain on sale of loans	(45)		-
Depreciation and amortization	415		366
Increase in bank owned life insurance, net	(136)		(125)
ESOP shares committed to be released	54		49
Stock based compensation expense	108		28
Decrease in accrued interest receivable	15		79
Decrease in other assets	473		156
(Decrease) increase in other liabilities	(204)		187
Net Cash Provided by Operating Activities	2,534		2,618
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	-		10,337
Maturities, prepayments and calls	7,753		7,063
Purchases of Federal Home Loan Bank Stock	(29)		(351)
Redemptions of Federal Home Loan Bank Stock	49		362
Loan origination and principal collections, net	(12,188)		504
Additions to premises and equipment	(147)		(321)
Net Cash (Used in) Provided by Investing Activities	(4,562)		17,594
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(5,094)		4,558
Net decrease in advances from borrowers for taxes and insurance	(131)		(93)
Net decrease in short term borrowings	-		(11,650)
Proceeds from issuance of long-term debt	3,250		15,200
Repayment of long-term debt	(3,250)		(4,100)
Proceeds from stock options exercised	136		-
Purchase of treasury stock	(541)		(62)
Cash dividends paid	(307)		(294)
Net Cash (Used in) Provided by Financing Activities	(5,937)		3,559
Net (Decrease) Increase in Cash and Cash Equivalents	(7,965)		23,771
CASH AND CASH EQUIVALENTS - BEGINNING	35,811		17,202
CASH AND CASH EQUIVALENTS - ENDING	$27,846		$40,973
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,501		$1,648
Income taxes paid	$370		$285

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$45		$79

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

The interim financial statements included herein as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The consolidated results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2015.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of June 30, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

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

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,797	$1,416	$-	$14,213
Municipal bonds	57,138	2,648	(78)	59,708
Mortgage-backed securities:
Collateralized mortgage obligations-private label	54	1	-	55
Collateralized mortgage obligations-government sponsored entities	43,960	203	(501)	43,662
Government National Mortgage Association	448	34	-	482
Federal National Mortgage Association	6,317	276	(7)	6,586
Federal Home Loan Mortgage Corporation	2,436	101	-	2,537
Asset-backed securities-private label	1,351	529	(86)	1,794
Asset-backed securities-government sponsored entities	98	10	-	108
Equity securities	22	27	-	49
	$124,621	$5,245	$(672)	$129,194

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,817	$1,544	$-	$14,361
Municipal bonds	57,158	3,635	(7)	60,786
Mortgage-backed securities:
Collateralized mortgage obligations-private label	61	-	-	61
Collateralized mortgage obligations-government sponsored entities	50,465	237	(710)	49,992
Government National Mortgage Association	524	47	-	571
Federal National Mortgage Association	7,107	366	-	7,473
Federal Home Loan Mortgage Corporation	2,650	117	-	2,767
Asset-backed securities-private label	1,546	584	(107)	2,023
Asset-backed securities-government sponsored entities	111	11	-	122
Equity securities	22	24	-	46
	$132,461	$6,565	$(824)	$138,202

All of our collateralized mortgage obligations are backed by residential mortgages.

At June 30, 2015 and at December 31, 2014, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At June 30, 2015 and December 31, 2014, thirty-one municipal bonds with a cost of $10.7 million and fair value of $11.2 million and $11.4 million, respectively, were pledged under a collateral agreement with the Federal Reserve Bank of New York for liquidity borrowing. In addition, at June 30, 2015 and December 31, 2014, six municipal bonds with a cost of $1.5 million and a fair value of $1.5 million and $1.6 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
June 30, 2015
Municipal bonds	$1,904	$(53)	$545	$(25)	$2,449	$(78)
Mortgage-backed securities	8,421	(46)	20,817	(462)	29,238	(508)
Asset-backed securities -private label	513	(20)	752	(66)	1,265	(86)
	$10,838	$(119)	$22,114	$(553)	$32,952	$(672)

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2014
Municipal bonds	$-	$-	$814	$(7)	$814	$(7)
Mortgage-backed securities	7,569	(53)	25,027	(657)	32,596	(710)
Asset-backed securities -private label	610	(28)	829	(79)	1,439	(107)
	$8,179	$(81)	$26,670	$(743)	$34,849	$(824)

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

At June 30, 2015, the Company’s investment portfolio included nine municipal bonds, eight mortgage-backed securities and one private-label asset-backed security in the “unrealized losses less than twelve months” category. The nine municipal bonds and eight mortgage-backed securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial. In addition, the mortgage-backed securities were issued by government sponsored enterprises.  The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities. The private label asset-backed security was evaluated further for OTTI, as the probability of default is high and the Company’s analysis indicated a possible loss of principal.

At June 30, 2015, the Company had one municipal bond, twenty mortgage-backed securities and one private label asset-backed security in the “unrealized losses twelve months or more” category.

The one municipal bond and twenty mortgage-backed securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The private label asset-backed security in this category was evaluated further for OTTI, as the probability of default is high and the Company’s analysis indicated a possible loss of principal.

The following table provides additional information relating to the private label asset-backed securities with gross unrealized losses as of June 30, 2015 (dollars in thousands):

			Unrealized	Lowest	Delinquent %
Security	Book Value	Fair Value	Loss	Rating	Over 60 days	Over 90 days	Foreclosure%	OREO%
1	$818	$752	$(66)	CCC	19.90%	18.90%	9.20%	2.20%
2	533	513	(20)	CCC	17.20%	16.80%	6.30%	1.90%
Total	$1,351	$1,265	$(86)

The two private label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these private label asset-backed securities occurred due to challenges in the economic environment resulting from the recent financial crisis and increased levels of delinquency trends in the underlying loan pools. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the securities listed above did not reflect the need to record an OTTI charge against earnings during the six months ended June 30, 2015. The estimated discounted cash flows for these securities did not show an additional principal loss under various prepayment and default rate scenarios. Management concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of June 30, 2015. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-value ratios and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of June 30, 2015 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive loss, net of tax on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of earnings:

	For The Six Months Ended June 30,	For The Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Beginning balance	$858	$1,318
Additions:
Credit loss not previously recognized	-	-
Reductions:
Realized loss on sale of security on OTTI previously recognized	-	(282)
Losses realized during the period on OTTI previously recognized	(2)	(3)
Receipt of cash flows on previously recorded OTTI	(75)	(101)
Ending balance	$781	$932

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
June 30, 2015:
After one year through five years	$7,056	$7,552
After five years through ten years	32,824	34,850
After ten years	30,055	31,519
Mortgage-backed securities	53,215	53,322
Asset-backed securities	1,449	1,902
Equity securities	22	49
	$124,621	$129,194

During the six months ended June 30, 2015, the Company did not sell any securities available for sale. The Company sold one private-label, asset-backed security and six mortgage-backed securities during the six months ended June 30, 2014 for total proceeds of $10.3 million, resulting in gross realized gains of $274,000 and gross realized losses of $215,000.

Note 4 - Allowance for Loan Losses

Management segregates the loan portfolio into loan types and analyzes the risk level for each loan type when determining its allowance for loan losses.  The loan types are as follows:

Real Estate Loans:

•

One- to Four-Family – are loans secured by first lien collateral on residential real estate primarily held in the Western New York region.  These loans can be affected by economic conditions and the value of underlying properties.  Western New York‘s housing market has consistently demonstrated stability in home prices despite economic conditions. Furthermore, the Company has conservative underwriting standards and does not have any sub-prime loans in its loan portfolio.

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

•

Commercial Real Estate – are loans used to finance the purchase of real property, which generally consists of developed real estate that is held as first lien collateral for the loan.  These loans are secured by real estate properties that are primarily held in the Western New York region.  Commercial real estate lending involves additional risks compared with one- to four-family residential lending, because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than one- to four-family residential mortgage loans.  Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Accordingly, these types of loans are more difficult for the Company to monitor and evaluate.

•

Construction – are loans to finance the construction of either one- to four-family owner occupied homes or commercial real estate.  At the end of the construction period, the loan automatically converts to either a one- to four-family or commercial mortgage, as applicable.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the actual cost of construction. The Company limits its risk during construction as disbursements are not made until the required work for each advance has been completed and an updated lien search is performed.  The completion of the construction progress is verified by inspections performed by an independent appraisal firm. Construction delays may further impair the borrower’s ability to repay the loan.

Other Loans:

•

Commercial – includes business installment loans, lines of credit, and other commercial loans.  Most of our commercial loans have fixed interest rates, and are for terms generally not in excess of 5 years.  Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower.  Commercial loans generally involve a higher degree of credit risk because the collateral underlying the loans may be in the form of intangible assets and/or inventory subject to market obsolescence.  Commercial loans can also involve relatively large loan balances to a single borrower or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation of the commercial business and the income stream of the borrower.  Such risks can be significantly affected by economic conditions.  Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because the equipment or other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the credit worthiness of the borrowers (and any guarantors) while liquidation of collateral is a secondary and often insufficient source of repayment.

•

Consumer – consists of loans secured by collateral such as an automobile or a deposit account, unsecured loans and lines of credit.  Consumer loans tend to have a higher credit risk due to the loans being either unsecured or secured by rapidly depreciable assets.  Furthermore, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

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

The following tables summarize the activity in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of June 30, 2015 and December 31, 2014.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2015
Allowance for Loan Losses:
Balance – April 1, 2015	$425	$106	$1,181	$-	$192	$26	$10	$1,940
Charge-offs	(1)	(2)	-	-	(4)	(11)	-	(18)
Recoveries	3	7	-	-	7	1	-	18
Provision (Credit)	(34)	(8)	213	-	(8)	11	11	185
Balance – June 30, 2015	$393	$103	$1,394	$-	$187	$27	$21	$2,125

Balance – January 1, 2015	$446	$106	$1,163	$-	$184	$22	$-	$1,921
Charge-offs	(18)	(17)	-	-	(4)	(19)	-	(58)
Recoveries	12	8	21	-	7	4	-	52
Provision (Credit)	(47)	6	210	-	-	20	21	210
Balance – June 30, 2015	$393	$103	$1,394	$-	$187	$27	$21	$2,125
Ending balance: individually evaluated for impairment	$-	$-	$300	$-	$-	$-	$-	$300
Ending balance: collectively evaluated for impairment	$393	$103	$1,094	$-	$187	$27	$21	$1,825

Gross Loans Receivable (1):
Ending balance	$163,694	$32,169	$81,387	$-	$17,075	$1,477	$-	$295,802
Ending balance: individually evaluated for impairment	$207	$9	$2,720	$-	$93	$-	$-	$3,029
Ending balance: collectively evaluated for impairment	$163,487	$32,160	$78,667	$-	$16,982	$1,477	$-	$292,773

(1)	Gross Loans Receivable does not include allowance for loan losses of $(2,125) or deferred loan costs of $2,880.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2014
Allowance for Loan Losses:
Balance – April 1, 2014	$360	$99	$1,052	$-	$195	$21	$53	$1,780
Charge-offs	-	-	-	-	-	(11)	-	(11)
Recoveries	2	-	-	-	-	2	-	4
Provision (Credit)	(17)	(2)	(3)	-	1	10	11	-
Balance – June 30, 2014	$345	$97	$1,049	$-	$196	$22	$64	$1,773

Balance – January 1, 2014	$355	$80	$1,104	$-	$218	$9	$47	$1,813
Charge-offs	(17)	(13)	-	-	(4)	(18)	-	(52)
Recoveries	2	-	-	-	-	10	-	12
Provision (Credit)	5	30	(55)	-	(18)	21	17	-
Balance – June 30, 2014	$345	$97	$1,049	$-	$196	$22	$64	$1,773

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class as of December 31, 2014:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2014
Allowance for Loan Losses:
Balance – December 31, 2014	$446	$106	$1,163	$-	$184	$22	$-	$1,921
Ending balance: individually evaluated for impairment	$-	$-	$178	$-	$-	$-	$-	$178
Ending balance: collectively evaluated for impairment	$446	$106	$985	$-	$184	$22	$-	$1,743

Gross Loans Receivable (1):
Ending Balance	$167,840	$32,337	$68,238	$449	$13,467	$1,495	$-	$283,826
Ending balance: individually evaluated for impairment	$211	$10	$2,312	$-	$10	$-	$-	$2,543
Ending balance: collectively evaluated for impairment	$167,629	$32,327	$65,926	$449	$13,457	$1,495	$-	$281,283

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,921) or deferred loan costs of $2,948.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Six Months Ended
	At June 30, 2015			June 30, 2015
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$207	$207	$-	$208	$8
Home equity	9	9	-	10	-
Commercial real estate	820	820	-	834	-
Commercial loans	93	93	-	103	2
With an allowance recorded:
Commercial real estate	1,900	1,900	300	1,839	-
Commercial loans	-	-	-	-	-
Total	$3,029	$3,029	$300	$2,994	$10

				For the Year Ended
	At December 31, 2014			December 31, 2014
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$211	$211	$-	$216	$11
Home equity	10	10	-	10	1
Commercial real estate	1,711	1,711	-	2,334	19
Commercial loans	10	10	-	6	-
With an allowance recorded:
Commercial real estate	601	601	178	592	5
Commercial loans	-	-	-	6	-
Total	$2,543	$2,543	$178	$3,164	$36

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
June 30, 2015:
Real Estate Loans:
Residential, one- to four-family	$961	$230	$1,081	$2,272	$161,422	$163,694	$2,520
Home equity	192	130	231	553	31,616	32,169	307
Commercial	42	-	2,407	2,449	78,938	81,387	2,720
Construction	-	-	-	-	-	-	-
Other Loans:
Commercial	42	4	102	148	16,927	17,075	260
Consumer	6	1	13	20	1,457	1,477	8
Total	$1,243	$365	$3,834	$5,442	$290,360	$295,802	$5,815

December 31, 2014:
Real Estate Loans:
Residential, one- to four-family	$1,327	$467	$1,059	$2,853	$164,987	$167,840	$2,413
Home equity	197	136	206	539	31,798	32,337	335
Commercial	21	-	1,891	1,912	66,326	68,238	1,891
Construction	-	-	-	-	449	449	-
Other Loans:
Commercial	42	9	37	88	13,379	13,467	76
Consumer	22	5	13	40	1,455	1,495	4
Total	$1,609	$617	$3,206	$5,432	$278,394	$283,826	$4,719

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the six month periods ended June 30, 2015 and 2014 was $209,000 and $71,000, respectively.

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

Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are classified.

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of June 30, 2015 and December 31, 2014:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
June 30, 2015
Real Estate Loans:
Residential, one- to four-family	$160,538	$-	$3,156	$-	$-	$163,694
Home equity	31,768	-	401	-	-	32,169
Commercial	75,177	2,981	2,451	778	-	81,387
Construction	-	-	-	-	-	-
Other Loans:
Commercial	16,585	162	256	72	-	17,075
Consumer	1,467	-	6	-	4	1,477
Total	$285,535	$3,143	$6,270	$850	$4	$295,802

December 31, 2014
Real Estate Loans:
Residential, one- to four-family	$164,517	$-	$3,323	$-	$-	$167,840
Home equity	31,899	-	407	29	2	32,337
Commercial	62,323	3,235	1,996	684	-	68,238
Construction	449	-	-	-	-	449
Other Loans:
Commercial	12,692	619	151	5	-	13,467
Consumer	1,489	-	5	-	1	1,495
Total	$273,369	$3,854	$5,882	$718	$3	$283,826

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At June 30, 2015
Real Estate Loans:
Residential, one- to four-family	5	$220	-	$-	5	$220	-	$-
Home equity	2	9	-	-	2	9	-	-
Total	7	$229	-	$-	7	$229	-	$-

At December 31, 2014
Real Estate Loans:
Residential, one- to four-family	5	$224	-	$-	5	$224	-	$-
Home equity	2	10	-	-	2	10	-	-
Total	7	$234	-	$-	7	$234	-	$-

No additional loan commitments were outstanding to these borrowers at June 30, 2015 and at December 31, 2014.

There were no loans restructured and classified as TDRs during the three and six months ended June 30, 2015.

The following tables detail the activity in loans which were first deemed to be TDRs during the three and six months ended June 30, 2014:

	For The Three Months Ended June 30,
	2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$46	$46
Home equity	1	6	6
Total	2	$52	$52

	For the Six Months Ended June 30,
	2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$46	$46
Home equity	1	6	6
Total	2	$52	$52

Some loan modifications classified as TDRs may not ultimately result in full collection of principal and interest, as modified, which may result in potential losses. These potential losses have been factored into our overall estimate of the allowance for loan losses. The impact on the allowance was immaterial.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $146,000 and $401,000 at June 30, 2015 and December 31, 2014, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process according to local requirements of the applicable jurisdiction were $891,000 and $861,000 at June 30, 2015 and December 31, 2014, respectively.

Note 5 – Earnings per Share

Earnings per share was calculated for the three and six months ended June 30, 2015 and 2014, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), unearned shares held by the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan (“RRP”), and unearned shares held by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2015	2014
Numerator – net income	$699,000	$899,000
Denominator:
Basic weighted average shares outstanding	5,895,692	5,705,996
Increase in weighted average shares outstanding due to:
Stock options	34,381	28,193
Diluted weighted average shares outstanding	5,930,073	5,734,189

Earnings per share:
Basic	$0.12	$0.16
Diluted	$0.12	$0.16

	Six Months Ended June 30,
	2015	2014
Numerator – net income	$1,268,000	$1,674,000
Denominator:
Basic weighted average shares outstanding	5,896,165	5,702,680
Increase in weighted average shares outstanding due to:
Stock options	32,944	28,305
Diluted weighted average shares outstanding	5,929,109	5,730,985

Earnings per share:
Basic	$0.22	$0.29
Diluted	$0.21	$0.29

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

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	June 30, 2015	December 31, 2014

	(Dollars in thousands)

Commitments to grant loans	$12,515	$19,027
Unfunded commitments under lines of credit	$27,890	$29,590

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At June 30, 2015 and December 31, 2014, the Company’s loan commitments with fixed rates for the next five years totaled $10.0 million and $17.0 million, respectively. The range of interest rates on these fixed rate commitments was 3.125% to 6.00% at June 30, 2015.

Note 7 – Stock-based Compensation

As of June 30, 2015, the Company had four stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $83,000 and $39,000 for the three months ended June 30, 2015 and 2014, respectively. The compensation cost that has been recorded for the six months ended June 30, 2015 and 2014 was $161,000 and $69,000, respectively.

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

A summary of the status of the Stock Option Plan as of June 30, 2015 and 2014 is presented below:

	June 30, 2015			June 30, 2014
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	175,369	$10.92		230,106	$11.05
Granted	-	-		-	-
Exercised	(11,775)	11.50		-	-
Forfeited	-	-		-	-
Outstanding at end of period	163,594	$10.87	1 year	230,106	$11.05	2 years

Options exercisable at end of period	163,594	$10.87	1 year	226,551	$11.10	2 years

Fair value of options granted		-			-

:

At June 30, 2015, stock options outstanding had an intrinsic value of $418,000 and 60,753 options remained available for grant under the Stock Option Plan. There was no compensation expense related to the stock option plan for the quarter ended June 30, 2015. Compensation expense amounted to $1,000 for the quarter ended June 30, 2014. Compensation expense amounted to $1,000 and $2,000 for the six months ended June 30, 2015 and 2014, respectively.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s stockholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock. As of June 30, 2015, there were 8,188 remaining shares available to grant under the RRP.

As of June 30, 2015 there were 83,174 shares vested or distributed to eligible participants under the RRP.  Compensation expense related to the RRP amounted to $16,000 for the quarter ended June 30, 2015 and $5,000 for the quarter ended June 30, 2014. Compensation expense related to the RRP amounted to $33,000 for the six months ended June 30, 2015 and $10,000 for the six months ended June 30, 2014. At June 30, 2015, $270,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 24 to 53 months.

A summary of the status of unvested shares under the RRP for the six months ended June 30, 2015 and 2014 is as follows:

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

The Board of Directors has granted restricted stock awards under the EIP during 2015 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value of Award on Grant Date	Awardees

January 20, 2015	3,463	100% on December 18, 2015	$13.35	Non-employee directors
January 20, 2015	10,657	100% on December 15, 2017, if three year performance metric is achieved	13.35	Employees
January 30, 2015	835	100% on December 15, 2017, if three year performance metric is achieved	13.95	Employees

A summary of the status of unvested restricted stock awards under the EIP for the six months ended June 30, 2015 and 2014 is as follows:

	2015	Weighted Average Grant Price	2014	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	21,552	$12.19	-	$-
Granted	14,955	13.38	3,518	12.28
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	36,507	$12.68	3,518	$12.28

As of June 30, 2015 there were 3,518 shares vested or distributed to eligible participants under the EIP.

Compensation expense related to the EIP amounted to $40,000 for the quarter ended June 30, 2015 and $8,000 for the quarter ended June 30, 2014. Compensation expense related to the EIP amounted to $73,000 for the six months ended June 30, 2015 and $8,000 for the six months ended June 30, 2014. At June 30, 2015, $368,000 of unrecognized compensation cost related to unvested awards is expected to be recognized over a period of 6 to 50 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and the Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of June 30, 2015, the balance of the loan to the ESOP was $1.7 million and the fair value of unallocated shares was $2.2 million.  As of June 30, 2015, there were 58,276 allocated shares and 166,634 unallocated shares compared to 51,670  allocated shares and 174,569 unallocated shares at June 30, 2014. The ESOP compensation expense was $27,000 for the quarter ended June 30, 2015 and $25,000 for the quarter ended June 30, 2014, based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $54,000 for the six months ended June 30, 2015 and $49,000 for the six months ended June 30, 2014 based on 3,968 shares earned in each of those periods.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2015 and December 31, 2014 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014 were as follows:

	Fair Value Measurements at June 30, 2015
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$14,213	$14,213	$-	$-
Municipal bonds	59,708	-	59,708	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	55	-	55	-
Collateralized mortgage obligations-government sponsored entities	43,662	-	43,662	-
Government National Mortgage Association	482	-	482	-
Federal National Mortgage Association	6,586	-	6,586	-
Federal Home Loan Mortgage Corporation	2,537	-	2,537	-
Asset-backed securities:
Private label	1,794	-	-	1,794
Government sponsored entities	108	-	108	-
Equity securities	49	-	49	-
Total	$129,194	$14,213	$113,187	$1,794

Measured at fair value on a non-recurring basis:
Impaired loans	$2,193	$-	$-	$2,193
Foreclosed real estate	127	-	-	127

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the six months ended June 30, 2015.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the six months ended June 30, 2015 and 2014:

	2015	2014
	(Dollars in thousands)
Beginning Balance	$2,023	$3,498
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income/loss	21	713
Total losses - realized/unrealized:
Included in earnings	-	(98)
Included in other comprehensive income/loss	(55)	(176)
Sales	-	(1,544)
Principal paydowns	(195)	(289)
Transfers to (out of) Level 3	-	-
Ending Balance	$1,794	$2,104

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

The following table presents additional quantitative information about the Level 3 inputs for the asset-backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of June 30, 2015 and December 31, 2014 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
June 30, 2015
Asset-backed securities - private label	$1,794	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	4 - 10	4.0% - 6.0%	70.0% - 100.0%

December 31, 2014
Asset-backed securities - private label	$2,023	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	4 - 10	4.0% - 6.0%	70.0% - 100.0%

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

At June 30, 2015, impaired loans valued using Level 3 inputs had a carrying amount of $1.9 million and valuation allowances of $300,000 reflecting fair values of $2.2 million. By comparison, at December 31, 2014, impaired loans valued using Level 3 inputs had a carrying amount of $642,000 and valuation allowances of $178,000 reflecting fair values of $673,000.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan.  At June 30, 2015, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the six month period ended June 30, 2015 comprised of two loans with a fair value of $2.1 million and resulted in an additional provision for loan loss of $122,000. At December 31, 2014, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the year ended December 31, 2014 comprised of one loan with a fair value of $620,000 and resulted in an additional provision for loan loss of $53,000.

At June 30, 2015, foreclosed real estate valued using Level 3 inputs had a carrying amount of $136,000 and valuation allowances of $28,000 reflecting fair values of $127,000. By comparison at December 31, 2014, foreclosed real estate valued using Level 3 inputs had a carrying amount of $484,000 and valuation allowances of $120,000 reflecting fair values of $487,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At June 30, 2015, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the six months ended June 30, 2015 comprised of two properties with a fair value of $42,000 and resulted in an additional provision for loan loss of $15,000. At December 31, 2014, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2014 comprised of four properties with a fair value of $334,000 and resulted in an additional provision for loan losses of $26,000 and subsequent write-downs recorded in non-interest expense of $43,000.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At June 30, 2015
Impaired loans	$2,193	Market valuation of underlying collateral (1)	Appraisal Adjustments (2)	0.00-25.00%
			Direct Disposal Costs (3)	7.00-10.00%
Foreclosed real estate	127	Market valuation of property (1)	Direct Disposal Costs (3)	7.00-15.00%
At December 31, 2014
Impaired loans	$673	Market valuation of underlying collateral (1)	Appraisal Adjustments (2)	0.00-25.00%
			Direct Disposal Costs (3)	7.00-10.00%
Foreclosed real estate	487	Market valuation of property (1)	Direct Disposal Costs (3)	7.00-15.00%

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

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at June 30, 2015
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$27,846	$27,846	$27,846	$-	$-
Securities available for sale	129,194	129,194	14,213	113,187	1,794
Federal Home Loan Bank stock	1,355	1,355	-	1,355	-
Loans receivable, net	296,557	280,353	-	-	280,353
Accrued interest receivable	1,701	1,701	-	1,701	-

Financial liabilities:
Deposits	381,845	384,557	-	384,557	-
Long-term debt	18,950	19,027	-	19,027	-
Accrued interest payable	40	40	-	40	-

Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2014
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$35,811	$35,811	$35,811	$-	$-
Securities available for sale	138,202	138,202	14,361	121,818	2,023
Federal Home Loan Bank stock	1,375	1,375	-	1,375	-
Loans receivable, net	284,853	283,569	-	-	283,569
Accrued interest receivable	1,716	1,716	-	1,716	-

Financial liabilities:
Deposits	386,939	389,141	-	389,141	-
Long-term debt	18,950	19,277	-	19,277	-
Accrued interest payable	39	39	-	39	-

Off-balance-sheet financial instruments	-	-	-	-	-

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

Note 9 – Treasury Stock

During the quarter ended June 30, 2015, the Company purchased 20,000 shares of common stock at an average cost of $13.57 per share. During the six months ended June 30, 2015, the Company repurchased 39,900 shares of common stock at an average cost of $13.56 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of June 30, 2015, there were 16,510 shares remaining to be repurchased under the existing stock repurchase program. During the six months ended June 30, 2015, the Company transferred 15,455 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share, to fund awards granted under the 2012 Equity Incentive Plan.

During the three months ended June 30, 2014, the Company made no repurchases of shares of common stock. During the six months ended June 30, 2014, the Company repurchased 5,000 shares of common stock at an average cost of $12.30 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of June 30, 2014 there were 56,510 shares remaining to be repurchased under the existing stock repurchase program. During the three and six months ended June 30, 2014, the Company transferred 3,518 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share, to fund awards granted under the 2012 Equity Incentive Plan.

Note 10 – Other Comprehensive Income

In addition to presenting the Consolidated Statements of Comprehensive Income (Loss) herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2015			June 30, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
			(Unaudited)
	(Dollars in thousands)
Net unrealized (losses) gains on securities available for sale:
Net unrealized (losses) gains arising during the period	$(1,555)	$530	$(1,025)	$1,534	$(594)	$940
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(43)	14	(29)	(18)	7	(11)
Net gain on sale of securities included in net income	-	-	-	(157)	61	(96)
Total Other Comprehensive (Loss) Income	$(1,598)	$544	$(1,054)	$1,359	$(526)	$833

	For the Six Months Ended			For the Six Months Ended
	June 30, 2015			June 30, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
			(Unaudited)
	(Dollars in thousands)
Net unrealized (losses) gains on securities available for sale:
Net unrealized (losses) gains arising during the period	$(1,093)	$641	$(452)	$4,023	$(1,557)	$2,466
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(75)	25	(50)	(101)	39	(62)
Net gain on sale of securities included in net income	-	-	-	(59)	23	(36)
Total Other Comprehensive (Loss) Income	$(1,168)	$666	$(502)	$3,863	$(1,495)	$2,368

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income (loss) for the indicated periods:

Details about Accumulated Other Comprehensive Income (Loss)	Accounts Reclassified from Accumulated Other Comprehensive Income for the three months ended June 30,		Affected Line Item on the Consolidated
Components	2015	2014	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale
Recovery on previously impaired investment securities	$(43)	$(18)	Recovery on previously impaired investment securities
Sale of securities	-	(157)	Net gain on sale of securities available for sale
	(43)	(175)
Provision for income tax expense (benefit)	14	68	Income Taxes
Total reclassification for the period	$(29)	$(107)	Net Income

Details about Accumulated Other Comprehensive Income (Loss)	Accounts Reclassified from Accumulated Other Comprehensive Income for the six months ended June 30,		Affected Line Item on the Consolidated
Components	2015	2014	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale
Recovery on previously impaired investment securities	$(75)	$(101)	Recovery on previously impaired investment securities
Sale of securities	-	(59)	Net gain on sale of securities available for sale
	(75)	(160)
Provision for income tax expense (benefit)	25	62	Income Taxes
Total reclassification for the period	$(50)	$(98)	Net Income

Note 11 – Subsequent Events

On July 22, 2015, the Board of Directors declared a quarterly cash dividend of $0.07 per share on the Company’s common stock, payable on August 18, 2015 to stockholders of record as of August 3, 2015. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 60.8% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $255,000. On March 3, 2015, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 3, 2016, aggregating up to $0.28 per share. The MHC waived $255,000 of dividends during the three months ended June 30, 2015 and $510,000 of dividends during the six months ended June 30, 2015. Cumulatively, Lake Shore, MHC has waived approximately $7.0 million of cash dividends as of June 30, 2015. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of June 30, 2015 compared to the financial condition as of December 31, 2014 and the consolidated results of operations for the three and six months ended June 30, 2015 and 2014.

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

While the recession is officially over and improvements have been noted in the housing market and unemployment rate, the Federal Reserve has continued to maintain the Fed Funds rate at 0.00%-0.25% for more than six years.  At its June 2015 meeting, the Federal Reserve indicated that it plans to assess both realized and expected progress towards its dual mandates of maximum employment and price stability prior to any rate increase.  The Federal Reserve further indicated that it will be appropriate to raise the federal funds rate when there is further improvement in the labor market and confidence that inflation will move back to the Federal Reserve’s 2% objective over the medium term.  The markets are anticipating that the Federal Reserve will increase the Fed Funds rate during the 3rd or 4th quarter of 2015.

At the December 2013 meeting of the Federal Open Market Committee (“FOMC”), the Federal Reserve began to taper its quantitative easing (“QE”) program by reducing its purchases of mortgage-backed securities and treasury bonds.   This program was further reduced by the FOMC at each subsequent meeting until the end of the program in October 2014.  The Federal Reserve continues to reinvest cash flow received on its portfolio back into agency mortgage backed securities and treasury bonds.  This action continues to exert downward pressure on long-term rates.  Current interest rates on residential mortgage loans remain very low compared to historical yields.  However, the current interest rate on a 30 year fixed rate residential mortgage has increased by approximately 12 basis points in 2015.  Despite the increase in interest rates, the Bank’s loan origination and refinance activity has increased in 2015, as compared to the prior year.  We will continue to closely monitor the impact of the national and regional economy on our net interest margin, results of operations and critical risk areas, including interest rate risk and credit risk.

As discussed in the Company’s Annual Report on Form 10-K Part I, Item 1 “Business – Supervision and Regulation” for the year ended December 31, 2014, since October 2008 numerous legislative actions, including the Dodd-Frank Act, have been taken in response to the financial crisis affecting the banking system and financial markets.    While we do not know all the possible outcomes from these initiatives, we can anticipate that the Company will need to dedicate more resources to ensure compliance with the new legislation and regulations, which may impact profitability.  There can be no assurance as to the actual impact any governmental program will have on the financial markets or our financial condition and results of operations.  We remain active in monitoring these developments and supporting the interests of our shareholders.

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

Lending.  Historically, our lending portfolio has consisted predominantly of residential one- to four-family mortgage loans.  At June 30, 2015 and December 31, 2014, we held $163.7 million and $167.8 million of residential one- to four-family mortgage loans, respectively, which constituted 55.3% and 59.1% of our total loan portfolio, at such respective dates. Due to the interest rate risk inherent in holding long-term, fixed rate one- to four-family real estate loans in our portfolio in a potential rising interest rate environment, we have been strategically focused on the origination of commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate.  We have also focused on small business commercial lending, including business installment loans, lines of credit and other commercial loans. These types of commercial loans are generally made at higher interest rates and for shorter terms than one- to four-family real estate loans, which lowers the Bank’s interest rate risk.  At June 30, 2015 and December 31, 2014, our commercial real estate loan portfolio consisted of loans totaling $81.4 million and $68.2 million respectively, or 27.5% and 24.0%, respectively, of total loans.   At June 30, 2015 and December 31, 2014, our commercial loan portfolio consisted of loans totaling $17.1 million and $13.5 million, respectively, or 5.8% and 4.7%, respectively, of total loans. Other loan products offered to our customers include home equity lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. In the fourth quarter of 2014, we began to sell fixed rate one- to four-family residential loans (with low yields and 30 year terms) that we originate, as part of our interest rate risk strategy and asset/liability management, and plan to continue to do so in the future, as it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential mortgage loans.

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

At June 30, 2015 and December 31, 2014, we had $129.2 million and $138.2 million, respectively, invested in securities available for sale, the majority of which are Treasury securities, agency collateralized mortgage obligation securities (“CMOs”), agency mortgage-backed securities and municipal securities. At June 30, 2015, we had a net unrealized gain in the investment portfolio of $4.6 million.

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

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Some of these policies require significant judgment, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of securities valuation, impairment of securities and income taxes. There have been no changes in critical accounting policies since December 31, 2014.

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

Average Balances, Interest and Average Yields. The following tables set forth certain information relating to our average balance sheets and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual loans. Interest income on securities does not include a tax equivalent adjustment for bank qualified municipal bonds.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2015			June 30, 2014
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$22,895	$5	0.09%	$26,898	$3	0.04%
Securities	133,915	979	2.92%	153,047	1,159	3.03%
Loans	292,160	3,424	4.69%	275,179	3,365	4.89%
Total interest-earning assets	448,970	4,408	3.93%	455,124	4,527	3.98%
Other assets	33,691			34,543
Total assets	$482,661			$489,667

Interest-bearing liabilities
Demand & NOW accounts	$45,842	$10	0.09%	$46,626	$14	0.12%
Money market accounts	76,469	39	0.20%	79,121	68	0.34%
Savings accounts	45,168	6	0.05%	41,523	11	0.11%
Time deposits	173,887	538	1.24%	190,777	655	1.37%
Borrowed funds	18,950	98	2.07%	19,674	56	1.14%
Other interest-bearing liabilities	1,053	25	9.50%	1,118	26	9.30%
Total interest-bearing liabilities	361,369	716	0.79%	378,839	830	0.88%
Other non-interest bearing liabilities	48,530			42,249
Stockholders' equity	72,762			68,579
Total liabilities & stockholders' equity	$482,661			$489,667
Net interest income		$3,692			$3,697
Interest rate spread			3.14%			3.10%
Net interest margin			3.29%			3.25%

	For the Six Months Ended			For the Six Months Ended
	June 30, 2015			June 30, 2014
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$25,092	$11	0.09%	$20,028	$4	0.04%
Securities	136,234	2,002	2.94%	156,063	2,391	3.06%
Loans	288,314	6,794	4.71%	275,437	6,670	4.84%
Total interest-earning assets	449,640	8,807	3.92%	451,528	9,065	4.02%
Other assets	33,750			34,650
Total assets	$483,390			$486,178

Interest-bearing liabilities
Demand & NOW accounts	$45,961	$24	0.10%	$45,506	$27	0.12%
Money market accounts	77,038	97	0.25%	78,810	137	0.35%
Savings accounts	43,967	17	0.08%	40,686	21	0.10%
Time deposits	176,829	1,118	1.26%	191,525	1,320	1.38%
Borrowed funds	18,932	197	2.08%	19,441	100	1.03%
Other interest-bearing liabilities	1,062	49	9.23%	1,126	51	9.06%
Total interest-bearing liabilities	363,789	1,502	0.83%	377,094	1,656	0.88%
Other non-interest bearing liabilities	46,944			41,388
Stockholders' equity	72,657			67,696
Total liabilities & stockholders' equity	$483,390			$486,178
Net interest income		$7,305			$7,409
Interest rate spread			3.09%			3.14%
Net interest margin			3.25%			3.28%

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

	Three Months Ended June 30, 2015
	Compared to
	Three Months Ended June 30, 2014
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$3	$(1)	$2
Securities	(39)	(141)	(180)
Loans, including fees	(143)	202	59
Total interest-earning assets	(179)	60	(119)
Interest-bearing liabilities:
Demand & NOW accounts	(4)	-	(4)
Money market accounts	(27)	(2)	(29)
Savings accounts	(6)	1	(5)
Time deposits	(62)	(55)	(117)
Total deposits	(99)	(56)	(155)
Other interest-bearing liabilities:
Borrowed funds & other	45	(4)	41
Total interest-bearing liabilities	(54)	(60)	(114)
Total change in net interest income	$(125)	$120	$(5)

	Six Months Ended June 30, 2015
	Compared to
	Six Months Ended June 30, 2014
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$6	$1	$7
Securities	(95)	(294)	(389)
Loans, including fees	(183)	307	124
Total interest-earning assets	(272)	14	(258)
Interest-bearing liabilities:
Demand & NOW accounts	(3)	-	(3)
Money market accounts	(37)	(3)	(40)
Savings accounts	(6)	2	(4)
Time deposits	(105)	(97)	(202)
Total deposits	(151)	(98)	(249)
Other interest-bearing liabilities:
Borrowed funds & other	101	(6)	95
Total interest-bearing liabilities	(50)	(104)	(154)
Total change in net interest income	$(222)	$118	$(104)

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

In the current extended low interest-rate environment, yields on the lending and investment portfolios have declined significantly, as have rates on deposit products, resulting in a net interest margin of 3.25% for the six months ended June 30, 2015 in comparison to a net interest margin of 3.28% for the six months ended June 30, 2014.   The Bank’s Asset-Liability Committee continues to review its options to minimize the impact of an increasing rate environment on its operations.  The Bank’s options include shortening the term of interest earning assets, increasing short term investments in liquid assets to take advantage of potential rising interest rates, increasing core deposit growth, implementing new products, promoting adjustable rate commercial loan products and using derivative products.

For the three months ended June 30, 2015, the average yields on our loan and investment portfolios were 4.69% and 2.92%, respectively, in comparison to 4.89% and 3.03%, respectively, for the three months ended June 30, 2014.  Overall, the average yield on our interest earning assets decreased by 5 basis points to 3.93% for the three months ended June 30, 2015 in comparison to the three months ended June 30, 2014 primarily due to lower interest income earned on our securities portfolio.  Management has strategically been re-investing paydowns received on the securities portfolio in shorter-term investments at lower rates in order to manage its interest rate risk.  For the three months ended June 30, 2015 and 2014, the average rate that we paid on interest-bearing liabilities was 0.79% and 0.88%, respectively.  The nine basis points decrease was primarily due to a $16.9 million decrease in average time deposits as well as a 13 basis points decrease in the average interest rate paid on time deposits since June 30, 2014.     Our interest rate spread for the three months ended June 30, 2015 was 3.14% which was a four basis points increase in comparison to the three months ended June 30, 2014.  Our net interest margin was 3.29% and 3.25% for the three months ended June 30, 2015 and 2014, respectively.

For the six month period ended June 30, 2015, the average yields on our loan and investment portfolios were 4.71% and 2.94%, respectively, in comparison to 4.84% and 3.06%, respectively, for the six month period ended June 30, 2014.  Overall, the average yield on our interest earning assets decreased by 10 basis points to 3.92% for the six month period ended June 30, 2015 in comparison to 4.02% for the six month period ended June 30, 2014 primarily due to lower interest income earned on our securities portfolio as a result of investing the paydowns on the securities portfolio in short-term, liquid assets.  The yield was also impacted by the low interest rate environment.  For the six months ended June 30, 2015 and 2014, the average rate that we paid on interest-bearing liabilities was 0.83% and 0.88%, respectively.  The five basis points decrease was primarily due to a $14.7 million decrease in average time deposits and a 12 basis point decrease in the average interest rate paid on time deposits.   Our interest rate spread for the six months ended June 30, 2015 was 3.09% which was a five basis points decrease in comparison to the six months ended June 30, 2014.  Our net interest margin was 3.25% and 3.28% for the six months ended June 30, 2015 and 2014, respectively.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets at June 30, 2015 were $481.6 million, a decrease of $5.9  million, or 1.2%, from $487.5 million at December 31, 2014.  The decrease in total assets was primarily due to a $9.0 million decrease in securities available for sale and an $8.0 million decrease in cash and cash equivalents partially offset by an increase in net loans receivable of $11.7 million.

Cash and cash equivalents decreased by $8.0 million, or 22.2%, from $35.8 million at December 31, 2014 to $27.8 million at June 30, 2015.  The decrease was primarily attributed to $27.8 million of cash used to originate loans and a $5.1 million decrease in total deposits,  partially offset by the receipt of $24.9 million of principal paydowns and maturities on the investment and loan portfolios during the first half of 2015.

Securities available for sale decreased by $9.0 million, or 6.5%, to $129.2 million at June 30, 2015 compared to $138.2 million at December 31, 2014.  The decrease was primarily due to the receipt of $7.8 million in principal paydowns and maturities on the investment portfolio that were not subsequently re-invested into available for sale securities.  The Company is currently maintaining higher levels of liquid assets to be in a better position to take advantage of an anticipated increase in market interest rates and to manage interest rate risk.  The decrease was also due to a $1.2 million decrease in market value (before taxes) of the securities available for sale portfolio during the six months ended June 30, 2015 due to an increase in market interest rates.

Net loans receivable increased during the six month period ended June 30, 2015 as shown in the table below:

	At June 30,	At December 31,	Change
	2015	2014	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$163,694	$167,840	$(4,146)	(2.5)%
Home equity	32,169	32,337	(168)	(0.5)%
Commercial	81,387	68,238	13,149	19.3%
Construction	-	449	(449)	(100.0)%
Total real estate loans	277,250	268,864	8,386	3.1%
Other Loans:
Commercial	17,075	13,467	3,608	26.8%
Consumer	1,477	1,495	(18)	(1.2)%
Total gross loans	295,802	283,826	11,976	4.2%
Allowance for loan losses	(2,125)	(1,921)	(204)	10.6%
Net deferred loan costs	2,880	2,948	(68)	(2.3)%
Loans receivable, net	$296,557	$284,853	$11,704	4.1%

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

The table below shows changes in deposit balances by type of deposit account between June 30, 2015 and December 31, 2014:

	At June 30,	At December 31,	Change
	2015	2014	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$44,466	$37,162	$7,304	19.7%
Interest bearing	45,256	46,685	(1,429)	(3.1)%
Money market	76,544	78,457	(1,913)	(2.4)%
Savings	45,298	42,507	2,791	6.6%
Time deposits	170,281	182,128	(11,847)	(6.5)%
Total Deposits	$381,845	$386,939	$(5,094)	(1.3)%

The decrease in total deposits was primarily due to a decrease in time deposits, partially offset by net growth in core deposits during the six months ended June 30, 2015.  Time deposits have decreased as certificate of deposit customers have sought higher yields elsewhere.  The growth in core deposits was the result of the Company’s continued strategic focus on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expenses.

Total stockholders’ equity increased by $216,000 or 0.3%, from $71.6 million at December 31, 2014 to $71.8 million at June 30, 2015. The increase was primarily due to net income of $1.3 million during the six months ended June 30, 2015. The increase was partially offset by a $502,000 decrease in accumulated other comprehensive income related to unrealized mark to market losses on available for sale securities (after taxes) as a result of an increase in market interest rates and an increase in treasury stock purchased for $541,000 during the six months ended June 30, 2015.

Comparison of Results of Operations for the Three Months Ended June 30, 2015 and 2014

General.    Net income was $699,000 for the three months ended June 30, 2015, or $0.12 per diluted share, a decrease of $200,000, or 22.2%, compared to net income of $899,000, or $0.16 per diluted share, for the three months ended June 30, 2014.  The decrease in net income was primarily due to a $185,000 increase in the provision for loan losses and a $123,000 decrease in non-interest income partially offset by a $106,000 decrease in income tax expense.

Interest Income.    Interest income decreased by $119,000, or 2.6%, to $4.4 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This decrease was primarily due to reduced interest income on investment securities resulting from the continued low interest rate environment, as well as the Company’s strategy to hold shorter lower yielding term liquid investments in preparation for a rising interest rate environment. Investment interest income decreased by $180,000, or 15.5%, from $1.2 million for the three months ended June 30, 2014 to $1.0 million for the three months ended June 30, 2015, due to a decrease in the average balance of the investment portfolio. The average balance in the investment portfolio decreased by $19.1 million from $153.0 million for the three months ended June 30, 2014 to $133.9 million for the three months ended June 30, 2015. The decrease in the average balance of the investment portfolio was primarily due to the Company’s strategy to reinvest paydowns received on securities into loan originations and shorter term cash and cash equivalents in preparation for a rising interest rate environment. The decrease was also due to the sale of $10.3 million in available for sale securities in the first half of 2014 in order to reduce interest rate risk. The sale of securities has allowed the Bank to position itself to take advantage of an anticipated rising interest rate environment by shortening the duration of its assets, which reduces the risk of holding long term securities at low yields. The average yield on the investment portfolio decreased 11 basis points from 3.03% for the three months ended June 30, 2014 to 2.92% for the three months ended June 30, 2015, as a result of the declining portfolio balance of higher yielding securities. Loan interest income increased by $59,000, or 1.8%, for the three months ended June 30, 2015 compared to the three months ended June 30,

2014, primarily due to an increase in the average balance of the loan portfolio by $17.0 million, or 6.2%, from $275.2 million for the three months ended June 30, 2014 to $292.2 million for the three months ended June 30, 2015. The increase in the average balance of loans receivable was primarily due to an increase in the average balance of commercial real estate loans and commercial loans, partially offset by a decrease in the average balance of one- to four-family real estate loans.  The average yield on the loan portfolio decreased from 4.89% for the three months ended June 30, 2014 to 4.69% for the three months ended June 30, 2015.  The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off, as a result of the current low interest rate environment.

Interest Expense.  Interest expense decreased $114,000, or 13.7% for the three months ended June 30, 2015 to $716,000 compared to $830,000 for the three months ended June 30, 2014. Interest expense on deposits decreased by $155,000, or 20.7%, to $593,000 for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014 primarily due to the decrease in the average rate paid on deposits and a shift in the deposit mix, resulting in a larger percentage of the deposit portfolio consisting of low cost core deposits. The average balance of deposits for the three months ended June 30, 2015 was $341.4 million with an average rate of 0.69% compared to the average balance of deposits of $358.0 million and an average rate of 0.84% for the three months ended June 30, 2014. The decrease in the average rate paid on deposits was due to the continued low interest rate environment during the second quarter of 2015 and due to the shift in the deposit mix. The interest expense related to advances from the Federal Home Loan Bank of New York (“FHLBNY”) increased $42,000, or 75.0%, to $98,000 for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. The average interest rate paid on advances from the FHLBNY increased from 1.14% for the three months ended June 30, 2014 to 2.07% for the three months ended June 30, 2015 while the average balance outstanding decreased $724,000 from $19.7 million to $19.0 million over the same time period. The increase in the average rate paid on advances from the FHLBNY was primarily due to the refinancing of short-term borrowings into long-term debt during the first half of 2014 to lock in low long-term fixed rates and manage interest rate risk.

Provision for Loan Losses.    A $185,000 provision to the allowance for loan losses was recorded during the three month period ended June 30, 2015. A provision to the allowance for loan losses was not recorded during the three month period ended June 30, 2014. Net charge-offs were $7,000 for the three month period ended June 30, 2014, while the Company did not record any net charge-offs during the three month period ended June 30, 2015. Non-performing loans increased to $5.8 million, or 1.96% of total loans, at June 30, 2015 as compared to $5.2 million, or 1.89% of total loans, at June 30, 2014.

During the three months ended June 30, 2015, the Company recorded a $213,000 provision for loan losses on commercial real estate loans.  Approximately $121,000 of this provision was due to an increase in commercial real estate loan originations and approximately $92,000 of this provision was related to an increase in classified loans and an increase in reserves associated with an impaired commercial real estate loan based on the receipt of an updated appraisal on the underlying collateral during the three month period ended June 30, 2015. The Company recorded an $11,000 provision for loan losses on consumer loans related to losses on overdraft loan accounts during the three months ended June 30, 2015. The provisions for loan losses were offset by a $50,000 credit for loan losses on one- to four-family, home equity and commercial loans during the three months ended June 30, 2015, primarily due to a decrease in classified loans and a  net recovery received on the loans during the quarter. During the three months ended June 30, 2015, the Company recorded an unallocated provision for loan losses of $11,000. This unallocated provision reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

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

Non-Interest Income.    Non-interest income decreased $123,000, or 18.4%, to $547,000 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease was primarily due to a $157,000 net gain on the sale of securities for the three months ended June 30, 2014, while there were no securities sold during the same period in 2015. The decrease was partially offset by a $25,000 increase in recovery on previously impaired investment securities, as well as a $21,000 net gain on the sale of loans during the three months ended June 30, 2015, whereas there were no loans sales during the same period in 2014.

Non-Interest Expenses.  Non-interest expense remained consistent at $3.3 million for the second quarter of 2015 and 2014.  Salaries and employee benefits expense increased $93,000, or 5.9%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This was primarily due to annual salary increases, the hiring of an executive vice president for commercial lending during the third quarter of 2014 and additional expense for stock grants awarded during the second half of 2014 and the first six months of 2015. Data processing expenses increased $58,000, or 29.9%, during the three months ended June 30, 2015 as compared with the same period in 2014 primarily due to the costs associated with the implementation of mobile banking, updates to online banking services and loan origination technology and related software. Professional services decreased $85,000, or 24.8%, during the second quarter of 2015 as compared with the same period in 2014 primarily due to lower consulting costs.  Advertising expenses decreased $66,000, or 39.1%, during the second quarter of 2015 as compared with the same period in 2014 primarily due to higher costs in 2014 related to the development of a new marketing campaign. Other expenses decreased $19,000, or 6.8%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to lower expenses related to foreclosed properties in the second quarter of 2015.

Income Taxes Expense.  Income tax expense decreased by $106,000, or 53.3%, from $199,000 for the three months ended June 30, 2014 to $93,000 for the three months ended June 30, 2015. The decrease in income tax expense was primarily due to a decrease in income during the three months ended June 30, 2015 and a reform in New York State corporate tax law which merged bank and corporate franchise tax laws.  Beginning in 2015, the most significant change in the reform for the Company allows it a subtraction for half of the Company’s net interest income received from qualifying loans. This change effectively eliminates the Company’s New York State tax on income resulting in it being taxed on its apportioned capital.  The effective tax rate was 11.7% for the three months ended June 30, 2015 compared to 18.1% for the three months ended June 30, 2014. The decrease in the effective tax rate primarily resulted from the reform in New York State corporate tax law and our projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance related to our projection of pre-tax income for the year.

Comparison of Results of Operations for the Six Months Ended June 30, 2015 and 2014

General.  Net income was $1.3 million for the six month period ended June 30, 2015, or $0.21 per diluted share, a decrease of $406,000, or 24.3%, compared to net income of $1.7 million, or $0.29 per diluted share, for the six month period ended June 30, 2014.  The decrease in net income was  primarily due to a $104,000 decrease in net interest income, a $210,000 increase in provision for loan losses, a $69,000 decrease in non-interest income and a $62,000 increase in non-interest expense, partially offset by a $39,000 decrease in income tax expense.

Interest Income.  Interest income decreased by $258,000, or 2.9%, to $8.8 million for the six month period ended June 30, 2015 compared to the six month period ended June 30, 2014.  Investment interest income decreased by $389,000, or 16.3%, from $2.4 million for the six month period ended June 30, 2014 compared to $2.0 million for the six month period ended June 30, 2015.    The average balance in the investment portfolio decreased from $156.1 million for the six months ended June 30, 2014 to $136.2 million for the six months ended June 30, 2015. The decrease in the average balance of the investment portfolio was primarily due to the Company’s strategy to reinvest paydowns received on securities into loan originations and shorter term cash and cash equivalents in preparation for a rising interest rate environment. The decrease was also due to the sale of $10.3 million in available for sale securities in the first half of 2014 in order to reduce interest rate risk. The sale of securities has allowed the Bank to position itself to take advantage of an anticipated rising interest rate environment by shortening the duration of its assets, which reduces the risk of holding long term securities at low yields.  The average yield on the investment portfolio decreased by 12 basis points from 3.06% for the six month period ended June 30, 2014 to 2.94% for the six month period ended June 30, 2015, as a result of the declining portfolio balance of higher yielding securities. Loan interest income increased by $124,000, or 1.9%, to $6.8 million for the six month period ended June 30, 2015 compared to the six month period ended June 30, 2014, primarily due to a $12.9 million increase in the average balance of the loan portfolio from $275.4 million for the six month period ended June 30, 2014 to $288.3 million for the six month period ended June 30, 2015.  The increase in the average balance of the loan portfolio was  primarily due to increases in the average balance of commercial real estate, commercial and home equity loans partially offset by a decrease in the average balance of the residential mortgages.  The average yield on the loan portfolio decreased 13 basis points from 4.84% for the six months ended June 30, 2014 to 4.71% for the six months ended June 30, 2015. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off, as a result of the current low interest rate environment.

Interest Expense.  Interest expense decreased by $154,000, or 9.3%, to $1.5 million for the six month period ended June 30, 2015 compared to $1.7 million for the six month period ended June 30, 2014. The interest paid on deposits decreased by $249,000, or 16.5%, to $1.3 million for the six month period ended June 30, 2015 when compared to the six month period ended June 30, 2014, primarily due to the decrease in the average rate paid on deposits resulting from the current low interest rate environment and a shift in the deposit mix, resulting in a larger percentage of the deposit portfolio consisting of low cost core deposits.  The average balance of deposits for the six month period ended June 30, 2015 decreased by $12.7 million to $343.8 million with an average rate of 0.73% compared to the average balance of $356.5 million and an average rate of 0.84% for the six month period ended June 30, 2014. The interest expense related to advances from the FHLBNY increased $97,000, or 97.0%, to $197,000 for the six month period ended June 30, 2015 when compared to the six month period ended June 30, 2014. The average interest rate paid on advances from FHLBNY increased from 1.03% for the six month period ended June 30, 2014 to 2.08% for the six month period ended June 30, 2015 while the average balance outstanding decreased $509,000 from $19.4 million to $18.9 million over the same time period. The increase in the average rate paid on advances from the FHLBNY was primarily due to the refinancing of short-term borrowings into long-term debt during the first half of 2014 to lock in low long-term fixed rates and manage interest rate risk.

Provision for Loan Losses.  A $210,000 provision to the allowance for loans losses was recorded during the six month period ended June 30, 2015.  A provision to the allowance for loan losses was not recorded during the six month period ended June 30, 2014. Net charge-offs were $6,000 for the six months ended June 30, 2015 compared to net charge-offs of $40,000 for the six month period ended June 30, 2014. Non-performing loans increased to $5.8 million, or 1.96% of total loans, at June 30, 2015 as compared to $5.2 million, or 1.89% of total loans, at June 30, 2014.

During the six month period ended June 30, 2015, the Company recorded a $210,000 provision for loan losses on commercial real estate loans.  Approximately $122,000 of the $210,000 provision was attributed to an increase in reserves associated with two impaired commercial real estate loans based on the receipt of updated appraisals on the underlying collateral during the six month period ended June 30, 2015. The remaining $88,000 was recorded to reflect an increase in commercial real estate loan originations during the six month period ended June 30, 2015. The Company recorded a $20,000 provision for loan losses on consumer loans related to net charge-offs during the six month period ended June 30, 2015. The provisions for loan losses were offset by a $47,000 credit for loan losses on one- to four-family loans during the six month period ended June 30, 2015, primarily due to a review of the historical losses relating to these types of loans. The Company determined an adjustment was necessary due to a decrease in historical average net charge-offs over the last five years. The decrease was also partially due to a decrease in classified one- to four-family loans during the six month period ended June 30, 2015. During the six month period ended June 30, 2015, the Company recorded an unallocated provision for loan losses of $21,000. This unallocated provision reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the six month period ended June 30, 2014, the Company recorded a $35,000 provision for loan losses on one- to four-family loans and home equity loans as part of its review of certain environmental factors used to qualitatively assess inherent losses in the loan portfolio. Management concluded that an adjustment was necessary to account for the potential economic impact of announced company closings within the Chautauqua County market area. A $21,000 provision for loan losses was recorded on consumer loans as part of management’s review of the historical losses relating to these types of loans. The Company determined an adjustment for loan losses was necessary due to an increase in historical average net charge-offs over the last three years. These provisions for loan losses were offset by a $73,000 credit for loan losses on commercial real estate and commercial business loans during the six month period ended June 30, 2014, primarily due to a review of the historical losses relating to these types of loans. The Company determined an adjustment for loan losses was necessary due to a decrease in historical average net charge-offs over the last four years.  During the six month period ended June 30, 2014, the Company recorded an unallocated provision for loan losses of $17,000. This unallocated provision reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Non-Interest Income.  Non-interest income decreased $69,000, or 6.0%, from $1.2 million for the six months ended June 30, 2014 to $1.1 million for the six months ended June 30, 2015. The decrease was primarily due to a $59,000 net gain on the sale of securities for the six months ended June 30, 2014, while there were no securities sold during the same period in 2015.  Service charges and fees decreased by $28,000, or 3.5%, for the six month period ended June 30, 2015 when compared to the same six month period in 2014.  Recoveries on previously impaired investment securities decreased by $26,000, or 25.7%, for the six month period ended June 30, 2015 when compared to the same six month period in 2014.  These decreases were partially offset by a $45,000 net gain on the sale of loans during the six month period ended June 30, 2015, whereas there were no loan sales during the same period in 2014.

Non-Interest Expense.  Non-interest expense remained consistent at $6.6 million for the six month periods ended June 30, 2015 and 2014. Salaries and employee benefits expense increased $233,000, or 7.2%, for the six month period ended June 30, 2015 compared to the six month period ended June 30, 2014.  This was primarily due to annual salary increases, the hiring of an executive vice president for commercial lending during the third quarter of 2014 and additional expense for stock grants awarded during the second half of 2014 and the first six months of 2015.  Data processing expenses increased $125,000, or 33.2%, to $502,000 for the six months ended June 30, 2015 compared to $377,000 for the six months ended June 30, 2014, primarily due to the costs associated with the implementation of mobile banking, as well as updates to online banking services and loan origination technology and related software.  Professional services decreased $155,000, or 23.6%, during the six month period ended June 30, 2015 as compared with the same period in 2014 primarily due to lower consulting costs. Advertising expenses decreased $59,000, or 22.0%, during the six month period ended June 30, 2015 as compared with the same period in 2014 primarily due to higher costs in 2014 related to the development of a new marketing campaign. Other expenses decreased $98,000, or 17.5%, for the six month period ended June 30, 2015 compared to the six month period ended June 30, 2014, primarily due to an increase in net gains on the sale of foreclosed properties in the first six months of 2015.

Income Tax Expense.  Income tax expense decreased by $39,000, or 10.3%, from $378,000 for the six month period ended June 30, 2014 to $339,000 for the six month period ended June 30, 2015. The decrease in income tax expense was primarily due to a decrease in income during the six months ended June 30, 2015 and the reform in New York State corporate tax law. The decrease in income tax expense was partially offset by a one-time tax expense of $128,000 to record a deferred tax valuation allowance during the six month period ended June 30, 2015. The valuation allowance was based on management’s belief that it is more likely than not that the Company will not realize its state deferred tax assets.  Because of the reform in New York State corporate tax law, the Company will not generate sufficient taxable income within New York State to realize its state deferred tax assets. As a result of the one-time tax expense, our effective tax rate increased to 21.1% for the six month period ended June 30, 2015, compared to 18.4% for the six month period ended June 30, 2014. This increase was partially offset by a decrease in income for the six month period ended June 30, 2015 when compared to the six month period ended June 30, 2014. Without the one-time tax effects for 2015, our effective tax rate would have decreased to 13.1% for the six month period ended June 30, 2015, primarily resulting from the reform in New York State corporate tax law and our projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance related to our projection of pre-tax income for the year.

Loans Past Due and Non-performing Assets.  We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $6.0 million, or 1.24% of total assets, at June 30, 2015 and $5.1 million, or 1.05% of total assets, at December 31, 2014. The increase in non-performing assets at June 30, 2015 was primarily due to the addition of two non-performing commercial real estate loans with total outstanding balances of $735,000.

The following table presents information regarding our accruing loans delinquent 90 days or more, non‑accrual loans, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At June 30,	At December 31,
	2015	2014
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$-	$-
Home equity	-	1
Commercial	-	-
Construction	-	-
Other loans:
Commercial	-	-
Consumer	6	9
Total	$6	$10
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,520	$2,413
Home equity	307	335
Commercial	2,720	1,891
Construction	-	-
Other loans:
Commercial	260	76
Consumer	8	4
Total non-accrual loans	5,815	4,719
Total non-performing loans	5,821	4,729
Foreclosed real estate	146	401
Total non-performing assets	$5,967	$5,130
Ratios:
Non-performing loans as a percent of net loans:	1.96%	1.66%
Non-performing assets as a percent of total assets:	1.24%	1.05%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Residential, one- to four-family	$-	$-
Home equity	-	-
Performing loans
Residential, one- to four-family	$220	$224
Home equity	9	10

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Six Months Ended
	June 30,
	2015	2014
	(Dollars in thousands)
Balance at beginning of year:	$1,921	$1,813
Provision for loan losses	210	-
Charge-offs:
Real estate loans:
Residential, one- to four-family	(18)	(17)
Home equity	(17)	(13)
Commercial	-	-
Construction	-	-
Other loans:
Commercial	(4)	(4)
Consumer	(19)	(18)
Total charge-offs	(58)	(52)
Recoveries:
Real estate loans:
Residential, one- to four-family	12	2
Home equity	8	-
Commercial	21	-
Construction	-	-
Other loans:
Commercial	7	-
Consumer	4	10
Total recoveries	52	12
Net charge-offs	(6)	(40)
Balance at end of period	$2,125	$1,773
Average loans outstanding	$288,314	$275,437
Allowance for loan losses as a percent of total net loans	0.72%	0.64%
Allowance for loan losses as a percent of non-performing loans	36.51%	33.84%
Ratio of net charge-offs to average loans outstanding (1)	0.00%	0.03%

(1) Annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures.  Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments, interest earning deposits at other financial institutions and funds provided from operations.  We have a written agreement with the Federal Home Loan Bank of New York, which allows us to borrow up to $117.4 million as of June 30, 2015, and is collateralized by a pledge of certain fixed-rate residential, one- to four-family real estate loans.  At June 30, 2015, we had outstanding advances under this agreement of $19.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.7 million and a fair value of $11.2 million as of June 30, 2015. There were no balances outstanding with the Federal Reserve Bank at June 30, 2015. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of June 30, 2015.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the six months ended June 30, 2015, we originated loans of approximately $34.9 million in comparison to $20.5 million of loans originated during the six months ended June 30, 2014. We did not purchase any investment securities during the six months ended June 30, 2015 or June 30, 2014.

At June 30, 2015, we had loan commitments to borrowers of approximately $12.5 million and overdraft lines of protection and unused home equity lines of credit of approximately $27.9 million. Total deposits were $381.8 million at June 30, 2015, as compared to $392.8 million at June 30, 2014.  Time deposit accounts scheduled to mature within one year were $92.1 million at June 30, 2015.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

In recent years, macro-economic conditions negatively impacted earnings, liquidity and credit quality across the financial markets as the U.S. economy experienced an economic downturn and a very slow recovery.  Although recent reports have indicated improvements in some macro-economic conditions, the economic downturn has had far-reaching effects.  However, our financial condition, credit quality and liquidity position remain strong.

We do not anticipate any material capital expenditures during the remainder of 2015.  We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than loan commitments as described in Note 6 in the Notes to our Consolidated Financial Statements and the borrowing agreements noted above.

Capital

As of January 1, 2015, the federal banking agencies adopted regulations that substantially amended the capital regulations previously applicable to us.  These regulations implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act, as discussed in the “Supervision and Regulation – Federal Banking Regulation – Capital Requirements” section included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Effective January 1, 2015, the Bank became subject to new capital requirements adopted by the OCC.  These new requirements create a new required ratio for common equity Tier 1 (“CETI”) capital, increase the Tier 1 capital ratio requirements, change the risk weight of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements.  Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.  The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small savings and loan companies or bank holding companies with assets under $1 billion.

Under the new capital regulations, the minimum capital ratios are: (1) CETI capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets;    (3) a total capital ratio of 8% of risk-weighted assets; and (4) a leverage ratio of 4.0%.  CETI generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

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

The OCC’s prompt corrective action standards changed effective January 1, 2015.  Under the new standards, in order to be considered well-capitalized, the Bank must have a CETI ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged).  The Bank meets all these new requirements, including the full capital conservation buffer that will be required by January 2019.

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

At June 30, 2015	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CETI capital (to risk-weighted assets)	23.77%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	23.77%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	24.55%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	13.54%	>=	4.00%	>=	5.00%
At December 31, 2014	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CETI capital (to risk-weighted assets)	n/a	>=	n/a	>=	n/a
Tier 1 capital (to risk-weighted assets)	24.95%	>=	4.00%	>=	6.00%
Total capital (to risk-weighted assets)	25.71%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	13.16%	>=	4.00%	>=	5.00%

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended June 30, 2015:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

April 1 through April 30, 2015	3,000	$13.60	3,000	33,510
May 1 through May 31, 2015	4,000	13.60	4,000	29,510
June 1 through June 30, 2015	13,000	13.55	13,000	16,510
Total	20,000	$13.57	20,000	16,510

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

LAKE SHORE BANCORP, INC.
(Registrant)

August 12, 2015	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2015	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)