Form 10-Q
period 2015-09-30
LAKE SHORE BANCORP, INC.
filed 2015-11-12
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 5,978,754 shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 9, 2015.

PART I

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2015	2014
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,313	$7,460
Interest earning deposits	18,565	19,575
Federal funds sold	6,710	8,776
Cash and Cash Equivalents	32,588	35,811
Securities available for sale	116,806	138,202
Federal Home Loan Bank stock, at cost	1,355	1,375
Loans receivable, net of allowance for loan losses 2015 $2,097; 2014 $1,921	294,615	284,853
Premises and equipment, net	9,156	9,519
Accrued interest receivable	1,802	1,716
Bank owned life insurance	14,870	14,666
Other assets	1,105	1,329
Total Assets	$472,297	$487,471
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$326,164	$349,777
Non-interest bearing	45,706	37,162
Total Deposits	371,870	386,939
Long-term debt	18,950	18,950
Advances from borrowers for taxes and insurance	1,894	3,415
Other liabilities	6,238	6,537
Total Liabilities	$398,952	$415,841
Commitments and Contingencies	-	-
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,685,715 shares issued and 5,977,372 shares outstanding at September 30, 2015 and 6,673,940 shares issued and 5,990,042 shares outstanding at December 31, 2014	$67	$67
Additional paid-in capital	28,891	28,684
Treasury stock, at cost (708,343 shares at September 30, 2015 and 683,898 shares at December 31, 2014)	(6,816)	(6,420)
Unearned shares held by ESOP	(1,727)	(1,791)
Unearned shares held by compensation plans	(630)	(622)
Retained earnings	50,237	48,192
Accumulated other comprehensive income	3,323	3,520
Total Stockholders' Equity	73,345	71,630
Total Liabilities and Stockholders' Equity	$472,297	$487,471

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,474	$3,307	$10,268	$9,977
Investment securities, taxable	435	552	1,377	1,884
Investment securities, tax-exempt	513	530	1,573	1,589
Other	5	6	16	10
Total Interest Income	4,427	4,395	13,234	13,460
Interest Expense
Deposits	538	724	1,794	2,229
Short-term borrowings	-	-	-	20
Long-term debt	99	102	296	182
Other	25	25	74	76
Total Interest Expense	662	851	2,164	2,507
Net Interest Income	3,765	3,544	11,070	10,953
Provision for Loan Losses	30	70	240	70
Net Interest Income after Provision for Loan Losses	3,735	3,474	10,830	10,883
Non-Interest Income
Service charges and fees	406	396	1,184	1,202
Earnings on bank owned life insurance	68	65	204	190
Recovery on previously impaired investment securities	48	35	123	136
Net gain on sale of securities available for sale	440	-	440	59
Net gain on sale of loans	28	5	73	5
Other	38	30	85	89
Total Non-Interest Income	1,028	531	2,109	1,681
Non-Interest Expenses
Salaries and employee benefits	1,663	1,682	5,150	4,936
Occupancy and equipment	561	531	1,697	1,648
Data processing	264	202	766	579
Professional services	235	298	738	956
Advertising	92	85	301	353
FDIC Insurance	75	70	219	211
Postage and supplies	74	61	201	194
Other	300	279	761	838
Total Non-Interest Expenses	3,264	3,208	9,833	9,715
Income before Income Taxes	1,499	797	3,106	2,849
Income Tax Expense	263	109	602	487
Net Income	$1,236	$688	$2,504	$2,362
Basic and diluted earnings per common share	$0.21	$0.12	$0.42	$0.41
Dividends declared per share	$0.07	$0.07	$0.21	$0.21

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended
	September 30,
	2015	2014
	(Unaudited)
	(Dollars in thousands)

Net Income	$1,236	$688

Other Comprehensive Income, net of tax expense
Unrealized holding gains on securities available for sale, net of tax expense	626	62

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(32)	(21)
Net gain on sale of securities included in net income, net of tax expense	(290)	-
Total Other Comprehensive Income	304	41

Total Comprehensive Income	$1,540	$729

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
	(Dollars in thousands)

Net Income	$2,504	$2,362

Other Comprehensive Income, net of tax expense
Unrealized holding gains on securities available for sale, net of tax expense	174	2,528

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(81)	(83)
Net gain on sale of securities included in net income, net of tax expense	(290)	(36)
Total Other Comprehensive (Loss) Income	(197)	2,409

Total Comprehensive Income	$2,307	$4,771

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Nine months Ended September 30, 2015 and 2014 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2014	$66	$28,039	$(6,588)	$(1,876)	$(499)	$45,624	$505	$65,271
Net income	-	-	-	-	-	2,362	-	2,362
Other comprehensive income, net of tax expense of $1,521	-	-	-	-	-	-	2,409	2,409
Stock options exercised (3,646 shares)	-	54	-	-	-	-	-	54
ESOP shares earned (5,951 shares)	-	9	-	64	-	-	-	73
Stock based compensation	-	(3)	-	-	-	-	-	(3)
Compensation plan shares granted (24,570 shares)	-	-	230	-	(230)	-	-	-
Compensation plan shares earned (5,322 shares)	-	5	-	-	60	-	-	65
Purchase of treasury stock, at cost (5,100 shares)	-	-	(62)	-	-	-	-	(62)
Cash dividends declared ($0.21 per share)	-	-	-	-	-	(442)	-	(442)
Balance - September 30, 2014	$66	$28,104	$(6,420)	$(1,812)	$(669)	$47,544	$2,914	$69,727

Balance - January 1, 2015	$67	$28,684	$(6,420)	$(1,791)	$(622)	$48,192	$3,520	$71,630
Net income	-	-	-	-	-	2,504	-	2,504
Other comprehensive loss, net of tax benefit of $510	-	-	-	-	-	-	(197)	(197)
Stock options exercised (11,775 shares)	-	136	-	-	-	-	-	136
ESOP shares earned (5,951 shares)	-	17	-	64	-	-	-	81
Stock based compensation	-	1	-	-	-	-	-	1
Compensation plan shares granted (15,455 shares)	-	-	145	-	(145)	-	-	-
Compensation plan shares earned (12,909 shares)	-	53	-	-	137	-	-	190
Purchase of treasury stock, at cost (39,900 shares)	-	-	(541)	-	-	-	-	(541)
Cash dividends declared ($0.21 per share)	-	-	-	-	-	(459)	-	(459)
Balance - September 30, 2015	$67	$28,891	$(6,816)	$(1,727)	$(630)	$50,237	$3,323	$73,345

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2015		2014
		(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,504		$2,362
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	228		223
Net amortization of deferred loan costs	416		341
Provision for loan losses	240		70
Recovery on previously impaired investment securities	(123)		(136)
Net gain on sale of investment securities	(440)		(59)
Originations of loans held for sale	(6,811)		(386)
Proceeds from sales of loans held for sale	6,884		391
Net gain on sale of loans	(73)		(5)
Depreciation and amortization	625		559
Increase in bank owned life insurance, net	(204)		(190)
ESOP shares committed to be released	81		73
Stock based compensation expense	191		62
Increase in accrued interest receivable	(86)		(77)
Decrease in other assets	452		268
Increase in other liabilities	211		52
Net Cash Provided by Operating Activities	4,095		3,548
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	9,846		10,337
Maturities, prepayments and calls	11,178		10,577
Purchases of Federal Home Loan Bank Stock	(254)		(351)
Redemptions of Federal Home Loan Bank Stock	274		536
Loan origination and principal collections, net	(10,646)		1,634
Additions to premises and equipment	(262)		(446)
Net Cash Provided by Investing Activities	10,136		22,287
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(15,069)		1,270
Net decrease in advances from borrowers for taxes and insurance	(1,521)		(1,415)
Net decrease in short term borrowings	-		(11,650)
Proceeds from issuance of long-term debt	8,250		15,200
Repayment of long-term debt	(8,250)		(4,100)
Proceeds from stock options exercised	136		54
Purchase of treasury stock	(541)		(62)
Cash dividends paid	(459)		(442)
Net Cash Used in Financing Activities	(17,454)		(1,145)
Net (Decrease) Increase in Cash and Cash Equivalents	(3,223)		24,690
CASH AND CASH EQUIVALENTS - BEGINNING	35,811		17,202
CASH AND CASH EQUIVALENTS - ENDING	$32,588		$41,892
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,169		$2,492
Income taxes paid	$370		$648

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$265		$171

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

The interim financial statements included herein as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The consolidated statements of income for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2015.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of September 30, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 is intended to clarify and simplify revenue recognition principles, develop a common revenue standard across industries and accounting frameworks, and improve the usefulness and consistency of revenue reporting. In response to stakeholders’ requests to defer the effective date of the guidance in ASU 2014-09 and in consideration of feedback received through extensive outreach with preparers, practitioners, and users of financial statements, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2015-14”) in August 2015. ASU 2015-14 defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017 for all public business entities. Early application is permitted as of annual reporting periods after December 15, 2016. The Company has not yet determined the impact the adoption of ASU 2014-09 will have on its financial condition and results of operations.

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

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,788	$1,621	$-	$14,409
Municipal bonds	49,074	2,630	(18)	51,686
Mortgage-backed securities:
Collateralized mortgage obligations-private label	52	-	-	52
Collateralized mortgage obligations-government sponsored entities	41,198	228	(286)	41,140
Government National Mortgage Association	424	36	-	460
Federal National Mortgage Association	4,592	251	-	4,843
Federal Home Loan Mortgage Corporation	2,313	114	-	2,427
Asset-backed securities-private label	1,214	493	(72)	1,635
Asset-backed securities-government sponsored entities	95	10	-	105
Equity securities	22	27	-	49
	$111,772	$5,410	$(376)	$116,806

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,817	$1,544	$-	$14,361
Municipal bonds	57,158	3,635	(7)	60,786
Mortgage-backed securities:
Collateralized mortgage obligations-private label	61	-	-	61
Collateralized mortgage obligations-government sponsored entities	50,465	237	(710)	49,992
Government National Mortgage Association	524	47	-	571
Federal National Mortgage Association	7,107	366	-	7,473
Federal Home Loan Mortgage Corporation	2,650	117	-	2,767
Asset-backed securities-private label	1,546	584	(107)	2,023
Asset-backed securities-government sponsored entities	111	11	-	122
Equity securities	22	24	-	46
	$132,461	$6,565	$(824)	$138,202

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At September 30, 2015 and at December 31, 2014, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At September 30, 2015, thirty-four municipal bonds with a cost of $11.1 million and fair value of $11.7 million were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. At December 31, 2014 thirty-one municipal bonds with a cost of $10.7 million and fair value of $11.4 million were pledged with the FRB of New York for liquidity borrowing. In addition, at September 30, 2015, seven municipal bonds with a cost of $1.6 million and a fair value of $1.7 million, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2014, six municipal bonds with a cost and fair value of $1.5 million and $1.6 million, respectively, were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
September 30, 2015
Municipal bonds	$970	$(9)	$561	$(9)	$1,531	$(18)
Mortgage-backed securities	5,714	(27)	19,952	(259)	25,666	(286)
Asset-backed securities -private label	441	(15)	701	(57)	1,142	(72)
	$7,125	$(51)	$21,214	$(325)	$28,339	$(376)

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2014
Municipal bonds	$-	$-	$814	$(7)	$814	$(7)
Mortgage-backed securities	7,569	(53)	25,027	(657)	32,596	(710)
Asset-backed securities -private label	610	(28)	829	(79)	1,439	(107)
	$8,179	$(81)	$26,670	$(743)	$34,849	$(824)

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

Management also evaluates other facts and circumstances that may be indicative of an OTTI condition.  This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which fair value has been less than cost, and near-term prospects of the issuer.  The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the provisions in the applicable bond indenture and other factors, then applies a discounting rate equal to the effective yield of the security.  If the present value of the expected cash flows is less than the amortized book value, it is considered a credit loss.

The fair value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security.  The difference between the fair value and the credit loss is recognized in other comprehensive income, net of taxes.

At September 30, 2015, the Company’s investment portfolio included three municipal bonds, seven mortgage-backed securities and one private-label asset-backed security in the “unrealized losses less than twelve months” category. The three municipal bonds and seven mortgage-backed securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial. In addition, the mortgage-backed securities were issued by government sponsored enterprises.  The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

At September 30, 2015, the Company had one municipal bond, eighteen mortgage-backed securities and one private label asset-backed security in the “unrealized losses twelve months or more” category. The one municipal bond and eighteen mortgage-backed securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The following table provides additional information relating to the private label asset-backed securities with gross unrealized losses as of September 30, 2015 (dollars in thousands):

			Unrealized	Lowest	Delinquent %
Security	Book Value	Fair Value	Loss	Rating	Over 60 days	Over 90 days	Foreclosure%	OREO%
1	$758	$701	$(57)	CCC	18.40%	17.90%	8.20%	2.80%
2	456	441	(15)	CCC	16.50%	15.60%	7.20%	1.50%
Total	$1,214	$1,142	$(72)

The two private label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these private label asset-backed securities occurred due to challenges in the economic environment resulting from the recent financial crisis and increased levels of delinquency trends in the underlying loan pools. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the securities listed above did not reflect the need to record an OTTI charge against earnings during the nine months ended September 30, 2015. The estimated discounted cash flows for these securities did not show an additional principal loss under various prepayment and default rate scenarios. Management concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of September 30, 2015. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-value ratios and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of September 30, 2015 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive loss, net of tax on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Nine Months Ended September 30,	For The Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Beginning balance	$858	$1,318
Additions:
Credit loss not previously recognized	-	-
Reductions:
Realized loss on sale of security on OTTI previously recognized	-	(282)
Losses realized during the period on OTTI previously recognized	(2)	(3)
Receipt of cash flows on previously recorded OTTI	(123)	(136)
Ending balance	$733	$897

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
September 30, 2015:
After one year through five years	$7,300	$7,877
After five years through ten years	30,005	32,076
After ten years	24,557	26,142
Mortgage-backed securities	48,579	48,922
Asset-backed securities	1,309	1,740
Equity securities	22	49
	$111,772	$116,806

During the nine months ended September 30, 2015, the Company sold twenty-seven municipal bonds and two mortgage-backed securities for total proceeds of $9.8 million, resulting in realized gains of $440,000. The Company sold one private-label, asset-backed security and six mortgage-backed securities during the nine months ended September 30, 2014 for total proceeds of $10.3 million, resulting in gross realized gains of $274,000 and gross realized losses of $215,000.

Note 4 - Allowance for Loan Losses

Management segregates the loan portfolio into loan types and analyzes the risk level for each loan type when determining its allowance for loan losses.  The loan types are as follows:

Real Estate Loans:

•

One- to Four-Family – are loans secured by first lien collateral on residential real estate primarily held in the Western New York region.  These loans can be affected by economic conditions and the value of underlying properties.  Western New York’s housing market has consistently demonstrated stability in home prices despite economic conditions. Furthermore, the Company has conservative underwriting standards and its residential lending policies and procedures ensure that its one- to four-family residential mortgage loans generally conform to secondary market guidelines.

•

Home Equity - are loans or lines of credit secured by second lien collateral on owner-occupied residential real estate primarily held in the Western New York region.  These loans can also be affected by economic conditions and the values of underlying properties. Home equity loans may have increased risk of loss if the Company does not hold the first mortgage resulting in the Company being in a secondary position in the event of collateral liquidation.  The Company does not originate interest only home equity loans.

•

Commercial Real Estate – are loans used to finance the purchase of real property, which generally consists of developed real estate that is held as first lien collateral for the loan.  These loans are secured by real estate properties that are primarily held in the Western New York region.  Commercial real estate lending involves additional risks compared with one- to four-family residential lending, because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than one- to four-family residential mortgage loans.  Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Accordingly, the nature of these types of loans make them more difficult for the Company to monitor and evaluate.

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

Other Loans:

•

Commercial – includes business installment loans, lines of credit, and other commercial loans.  Most of our commercial loans have fixed interest rates, and are for terms generally not in excess of 5 years.  Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower.  Commercial loans generally involve a higher degree of credit risk because the collateral underlying the loans may be in the form of intangible assets and/or inventory subject to market obsolescence.  Commercial loans can also involve relatively large loan balances to a single borrower or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation of the commercial business and the income stream of the borrower.  Such risks can be significantly affected by economic conditions.  Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because the equipment or other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the credit worthiness of the borrowers (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

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

The following tables summarize the activity in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of September 30, 2015 and December 31, 2014.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2015
Allowance for Loan Losses:
Balance – July 1, 2015	$393	$103	$1,394	$-	$187	$27	$21	$2,125
Charge-offs	(40)	-	-	-	(5)	(15)	-	(60)
Recoveries	-	-	-	-	-	2	-	2
Provision (Credit)	17	(2)	(42)	-	43	7	7	30
Balance – September 30, 2015	$370	$101	$1,352	$-	$225	$21	$28	$2,097

Balance – January 1, 2015	$446	$106	$1,163	$-	$184	$22	$-	$1,921
Charge-offs	(58)	(17)	-	-	(9)	(34)	-	(118)
Recoveries	12	8	21	-	7	6	-	54
Provision (Credit)	(30)	4	168	-	43	27	28	240
Balance – September 30, 2015	$370	$101	$1,352	$-	$225	$21	$28	$2,097
Ending balance: individually evaluated for impairment	$-	$-	$200	$-	$-	$-	$-	$200
Ending balance: collectively evaluated for impairment	$370	$101	$1,152	$-	$225	$21	$28	$1,897

Gross Loans Receivable (1):
Ending balance	$159,186	$32,688	$85,159	$-	$15,360	$1,420	$-	$293,813
Ending balance: individually evaluated for impairment	$204	$9	$2,746	$-	$86	$-	$-	$3,045
Ending balance: collectively evaluated for impairment	$158,982	$32,679	$82,413	$-	$15,274	$1,420	$-	$290,768

(1)	Gross Loans Receivable does not include allowance for loan losses of $(2,097) or deferred loan costs of $2,899.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2014
Allowance for Loan Losses:
Balance – July 1, 2014	$345	$97	$1,049	$-	$196	$22	$64	$1,773
Charge-offs	-	(12)	-	-	(21)	(11)	-	(44)
Recoveries	1	1	-	-	-	2	-	4
Provision (Credit)	82	15	(5)	-	25	11	(58)	70
Balance – September 30, 2014	$428	$101	$1,044	$-	$200	$24	$6	$1,803

Balance – January 1, 2014	$355	$80	$1,104	$-	$218	$9	$47	$1,813
Charge-offs	(17)	(25)	-	-	(25)	(29)	-	(96)
Recoveries	3	1	-	-	-	12	-	16
Provision (Credit)	87	45	(60)	-	7	32	(41)	70
Balance – September 30, 2014	$428	$101	$1,044	$-	$200	$24	$6	$1,803

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class as of December 31, 2014:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2014
Allowance for Loan Losses:
Balance – December 31, 2014	$446	$106	$1,163	$-	$184	$22	$-	$1,921
Ending balance: individually evaluated for impairment	$-	$-	$178	$-	$-	$-	$-	$178
Ending balance: collectively evaluated for impairment	$446	$106	$985	$-	$184	$22	$-	$1,743

Gross Loans Receivable (1):
Ending Balance	$167,840	$32,337	$68,238	$449	$13,467	$1,495	$-	$283,826
Ending balance: individually evaluated for impairment	$211	$10	$2,312	$-	$10	$-	$-	$2,543
Ending balance: collectively evaluated for impairment	$167,629	$32,327	$65,926	$449	$13,457	$1,495	$-	$281,283

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,921) or deferred loan costs of $2,948.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Nine Months Ended
	At September 30, 2015			September 30, 2015
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$204	$204	$-	$207	$10
Home equity	9	9	-	9	-
Commercial real estate	2,059	2,059	-	2,076	2
Commercial loans	86	86	-	98	2
With an allowance recorded:
Commercial real estate	687	687	200	652	-
Commercial loans	-	-	-	-	-
Total	$3,045	$3,045	$200	$3,042	$14

				For the Year Ended
	At December 31, 2014			December 31, 2014
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$211	$211	$-	$216	$11
Home equity	10	10	-	10	1
Commercial real estate	1,711	1,711	-	2,334	19
Commercial loans	10	10	-	6	-
With an allowance recorded:
Commercial real estate	601	601	178	592	5
Commercial loans	-	-	-	6	-
Total	$2,543	$2,543	$178	$3,164	$36

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
September 30, 2015:
Real Estate Loans:
Residential, one- to four-family	$1,312	$701	$960	$2,973	$156,213	$159,186	$2,296
Home equity	301	184	148	633	32,055	32,688	241
Commercial	-	-	2,443	2,443	82,716	85,159	2,746
Construction	-	-	-	-	-	-	-
Other Loans:
Commercial	15	-	70	85	15,275	15,360	182
Consumer	8	1	11	20	1,400	1,420	6
Total	$1,636	$886	$3,632	$6,154	$287,659	$293,813	$5,471

December 31, 2014:
Real Estate Loans:
Residential, one- to four-family	$1,327	$467	$1,059	$2,853	$164,987	$167,840	$2,413
Home equity	197	136	206	539	31,798	32,337	335
Commercial	21	-	1,891	1,912	66,326	68,238	1,891
Construction	-	-	-	-	449	449	-
Other Loans:
Commercial	42	9	37	88	13,379	13,467	76
Consumer	22	5	13	40	1,455	1,495	4
Total	$1,609	$617	$3,206	$5,432	$278,394	$283,826	$4,719

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the nine month period ended September 30, 2015 and 2014 was $313,000 and $278,000, respectively.

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

Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are classified.

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of September 30, 2015 and December 31, 2014:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
September 30, 2015
Real Estate Loans:
Residential, one- to four-family	$156,282	$-	$2,904	$-	$-	$159,186
Home equity	32,313	-	375	-	-	32,688
Commercial	76,869	5,249	2,269	772	-	85,159
Construction	-	-	-	-	-	-
Other Loans:
Commercial	14,832	281	207	40	-	15,360
Consumer	1,417	-	1	-	2	1,420
Total	$281,713	$5,530	$5,756	$812	$2	$293,813

December 31, 2014
Real Estate Loans:
Residential, one- to four-family	$164,517	$-	$3,323	$-	$-	$167,840
Home equity	31,899	-	407	29	2	32,337
Commercial	62,323	3,235	1,996	684	-	68,238
Construction	449	-	-	-	-	449
Other Loans:
Commercial	12,692	619	151	5	-	13,467
Consumer	1,489	-	5	-	1	1,495
Total	$273,369	$3,854	$5,882	$718	$3	$283,826

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At September 30, 2015
Real Estate Loans:
Residential, one- to four-family	5	$218	-	$-	5	$218	-	$-
Home equity	2	9	-	-	2	9	-	-
Total	7	$227	-	$-	7	$227	-	$-

At December 31, 2014
Real Estate Loans:
Residential, one- to four-family	5	$224	-	$-	5	$224	-	$-
Home equity	2	10	-	-	2	10	-	-
Total	7	$234	-	$-	7	$234	-	$-

No additional loan commitments were outstanding to these borrowers at September 30, 2015 and at December 31, 2014.

There were no loans restructured and classified as TDRs during the three and nine months ended September 30, 2015.

No loans were first deemed TDRs during the three months ended September 30, 2014.

The following table details the activity in loans which were first deemed to be TDRs during the nine months ended September 30, 2014:

	For the Nine Months Ended September 30,
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

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $344,000 and $401,000 at September 30, 2015 and December 31, 2014, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceeds are in process according to local requirements of the applicable jurisdiction, was $799,000 and $861,000 at September 30, 2015 and December 31, 2014, respectively.

Note 5 – Earnings per Share

Earnings per share was calculated for the three and nine months ended September 30, 2015 and 2014, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), unearned shares held by the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan (“RRP”), and unearned shares held by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended September 30,
	2015	2014
Numerator – net income	$1,236,000	$688,000
Denominator:
Basic weighted average shares outstanding	5,884,246	5,763,417
Increase in weighted average shares outstanding due to:
Stock options	32,462	28,428
Diluted weighted average shares outstanding	5,916,708	5,791,845

Earnings per share:
Basic	$0.21	$0.12
Diluted	$0.21	$0.12

	Nine Months Ended September 30,
	2015	2014
Numerator – net income	$2,504,000	$2,362,000
Denominator:
Basic weighted average shares outstanding	5,892,148	5,723,148
Increase in weighted average shares outstanding due to:
Stock options	32,853	28,269
Diluted weighted average shares outstanding	5,925,001	5,751,417

Earnings per share:
Basic	$0.42	$0.41
Diluted	$0.42	$0.41

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

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	September 30, 2015	December 31, 2014

	(Dollars in thousands)

Commitments to grant loans	$10,618	$19,027
Unfunded commitments under lines of credit	$30,830	$29,590

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At September 30, 2015 and December 31, 2014, the Company’s loan commitments with fixed rates for the next five years totaled $10.1 million and $17.0 million, respectively. The range of interest rates on these fixed rate commitments was 3.54% to 6.25% at September 30, 2015.

Note 7 – Stock-based Compensation

As of September 30, 2015, the Company had four stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $84,000 and $62,000 for the three months ended September 30, 2015 and 2014, respectively. The compensation cost that has been recorded for the nine months ended September 30, 2015 and 2014 was $245,000 and $131,000, respectively.

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

A summary of the status of the Stock Option Plan as of September 30, 2015 and 2014 is presented below:

	September 30, 2015			September 30, 2014
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	175,369	$10.92		230,106	$11.05
Granted	-	-		-	-
Exercised	(11,775)	11.50		(3,646)	11.50
Forfeited	-	-		-	-
Outstanding at end of period	163,594	$10.87	1 year	226,460	$11.04	2 years

Options exercisable at end of period	163,594	$10.87	1 year	222,905	$11.09	2 years

Fair value of options granted		-			-

:

At September 30, 2015, stock options outstanding had an intrinsic value of $429,000 and 60,753 options remained available for grant under the Stock Option Plan. There was no compensation expense related to the stock option plan for the quarter ended September 30, 2015. Compensation expense amounted to $1,000 for the quarter ended September 30, 2014. Compensation expense amounted to $1,000 and $3,000 for the nine months ended September 30, 2015 and 2014, respectively.

Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s stockholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock. As of September 30, 2015, there were 8,088 remaining shares available to grant under the RRP.

The Board of Directors has granted restricted stock awards during 2015 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value of Award on Grant Date	Awardees

July 28, 2015	100	20% per year with first vesting date on July 28, 2016	$13.42	Employee

As of September 30, 2015, there were 88,128 shares vested or distributed to eligible participants under the RRP.  Compensation expense related to the RRP amounted to $16,000 for the quarter ended September 30, 2015 and $14,000 for the quarter ended September 30, 2014. Compensation expense related to the RRP amounted to $49,000 and $24,000 for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, $255,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 24 to 58 months.

A summary of the status of unvested shares under the RRP for the nine months ended September 30, 2015 and 2014 is as follows:

	2015	Weighted Average Grant Price	2014	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	29,031	$11.88	6,595	$7.99
Granted	100	13.42	24,471	12.16
Vested	(7,334)	10.75	(4,035)	7.97
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	21,797	$12.27	27,031	$11.77

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

The Board of Directors has granted restricted stock awards under the EIP during 2015 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value of Award on Grant Date	Awardees

January 20, 2015	3,463	100% on December 18, 2015	$13.35	Non-employee directors
January 20, 2015	10,657	100% on December 15, 2017, if three year performance metric is achieved	13.35	Employees
January 30, 2015	835	100% on December 15, 2017, if three year performance metric is achieved	13.95	Employees

A summary of the status of unvested restricted stock awards under the EIP for the nine months ended September 30, 2015 and 2014 is as follows:

	2015	Weighted Average Grant Price	2014	Weighted Average Grant Price
Unvested shares outstanding at beginning of year	21,552	$12.19	-	$-
Granted	14,955	13.38	24,570	12.18
Vested	(4,206)	12.16	-	-
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	32,301	$12.74	24,570	$12.18

As of September 30, 2015 there were 7,724 shares vested or distributed to eligible participants under the EIP.

Compensation expense related to the EIP amounted to $41,000 for the quarter ended September 30, 2015 and $25,000 for the quarter ended September 30, 2014. Compensation expense related to the EIP amounted to $114,000 for the nine months ended September 30, 2015 and $33,000 for the nine months ended September 30, 2014. At September 30, 2015, $327,000 of unrecognized compensation cost related to unvested awards is expected to be recognized over a period of 3 to 47 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and the Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of September 30, 2015, the balance of the loan to the ESOP was $1.7 million and the fair value of unallocated shares was $2.2 million.  As of September 30, 2015, there were 58,263 allocated shares and 166,634 unallocated shares compared to 51,647 allocated shares and 174,569 unallocated shares at September 30, 2014. The ESOP compensation expense was $27,000 for the quarter ended September 30, 2015 and $22,000 for the quarter ended September 30, 2014, based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $81,000 for the nine months ended September 30, 2015 and $71,000 for the nine months ended September 30, 2014 based on 5,951 shares earned in each of those periods.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2015 and December 31, 2014 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014 were as follows:

	Fair Value Measurements at September 30, 2015
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$14,409	$14,409	$-	$-
Municipal bonds	51,686	-	51,686	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	52	-	52	-
Collateralized mortgage obligations-government sponsored entities	41,140	-	41,140	-
Government National Mortgage Association	460	-	460	-
Federal National Mortgage Association	4,843	-	4,843	-
Federal Home Loan Mortgage Corporation	2,427	-	2,427	-
Asset-backed securities:
Private label	1,635	-	-	1,635
Government sponsored entities	105	-	105	-
Equity securities	49	-	49	-
Total	$116,806	$14,409	$100,762	$1,635

Measured at fair value on a non-recurring basis:
Impaired loans	$646	$-	$-	$646
Foreclosed real estate	349	-	-	349

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the nine months ended September 30, 2015.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the nine months ended September 30, 2015 and 2014:

	2015	2014
	(Dollars in thousands)
Beginning Balance	$2,023	$3,498
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income/loss	34	723
Total losses - realized/unrealized:
Included in earnings	-	(98)
Included in other comprehensive income/loss	(91)	(176)
Sales	-	(1,544)
Principal paydowns	(331)	(360)
Transfers to (out of) Level 3	-	-
Ending Balance	$1,635	$2,043

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

The following table presents additional quantitative information about the Level 3 inputs for the asset-backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of September 30, 2015 and December 31, 2014 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
September 30, 2015
Asset-backed securities - private label	$1,635	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	4 - 10	4.0% - 6.0%	70.0% - 100.0%

December 31, 2014
Asset-backed securities - private label	$2,023	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	4 - 10	4.0% - 6.0%	70.0% - 100.0%

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

In addition to disclosure of the fair value of assets on a recurring basis, ASC Topic 820 requires disclosures for assets and liabilities measured at fair value on a non-recurring basis, such as impaired assets and foreclosed real estate. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Non-recurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by ASC Topic 310, “Receivables – Loan Impairment,” when establishing the allowance for loan losses. An impaired loan is carried at fair value based on either a recent independent appraisal less estimated selling costs of related collateral or discounted cash flows based on current market conditions.

At September 30, 2015, impaired loans valued using Level 3 inputs had a carrying amount of $726,000 and valuation allowances of $200,000 reflecting fair values of $646,000. By comparison, at December 31, 2014, impaired loans valued using Level 3 inputs had a carrying amount of $642,000 and valuation allowances of $178,000 reflecting fair values of $673,000.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan.  At September 30, 2015, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the nine month period ended September 30, 2015 comprised of one loan with a fair value of $593,000 and resulted in an additional provision for loan loss of $22,000. At December 31, 2014, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the year ended December 31, 2014 comprised of one loan with a fair value of $620,000 and resulted in an additional provision for loan loss of $53,000.

At September 30, 2015, foreclosed real estate valued using Level 3 inputs had a carrying amount of $358,000 and valuation allowances of $52,000 reflecting fair values of $349,000. By comparison at December 31, 2014, foreclosed real estate valued using Level 3 inputs had a carrying amount of $484,000 and valuation allowances of $120,000 reflecting fair values of $487,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At September 30, 2015, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the nine months ended September 30, 2015 comprised of seven properties with a fair value of $264,000 and resulted in an additional provision for loan loss of $39,000. At December 31, 2014, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2014 comprised of four properties with a fair value of $334,000 and resulted in an additional provision for loan losses of $26,000 and subsequent write-downs recorded in non-interest expense of $43,000.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At September 30, 2015
Impaired loans	$646	Market valuation of underlying collateral (1)	Appraisal Adjustments (2)	0.00-25.00%
			Direct Disposal Costs (3)	7.00-10.00%
Foreclosed real estate	349	Market valuation of property (1)	Direct Disposal Costs (3)	7.00-15.00%
At December 31, 2014
Impaired loans	$673	Market valuation of underlying collateral (1)	Appraisal Adjustments (2)	0.00-25.00%
			Direct Disposal Costs (3)	7.00-10.00%
Foreclosed real estate	487	Market valuation of property (1)	Direct Disposal Costs (3)	7.00-15.00%

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

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at September 30, 2015
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$32,588	$32,588	$32,588	$-	$-
Securities available for sale	116,806	116,806	14,409	100,762	1,635
Federal Home Loan Bank stock	1,355	1,355	-	1,355	-
Loans receivable, net	294,615	289,035	-	-	289,035
Accrued interest receivable	1,802	1,802	-	1,802	-

Financial liabilities:
Deposits	371,870	374,535	-	374,535	-
Long-term debt	18,950	18,835	-	18,835	-
Accrued interest payable	34	34	-	34	-

Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2014
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$35,811	$35,811	$35,811	$-	$-
Securities available for sale	138,202	138,202	14,361	121,818	2,023
Federal Home Loan Bank stock	1,375	1,375	-	1,375	-
Loans receivable, net	284,853	283,569	-	-	283,569
Accrued interest receivable	1,716	1,716	-	1,716	-

Financial liabilities:
Deposits	386,939	389,141	-	389,141	-
Long-term debt	18,950	19,277	-	19,277	-
Accrued interest payable	39	39	-	39	-

Off-balance-sheet financial instruments	-	-	-	-	-

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

Loans Receivable (carried at cost)

The fair value of fixed-rate and variable rate performing loans is estimated using a discounted cash flow method. The discount rates take into account interest rates currently being offered to customers for loans with similar terms and with estimated maturity and market factors including liquidity.  The estimate of maturity is based on the Company’s contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions.  Due to the significant judgment involved in evaluating credit quality, loans are classified within Level 3 of the fair value hierarchy.

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

Note 9 – Treasury Stock

During the quarter ended September 30, 2015, the Company made no repurchases of shares of common stock. During the nine months ended September 30, 2015, the Company repurchased 39,900 shares of common stock at an average cost of $13.56 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of September 30, 2015, there were 16,510 shares remaining to be repurchased under the existing stock repurchase program. During the nine months ended September 30, 2015, the Company transferred 15,455 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share, to fund awards granted under the 2012 Equity Incentive Plan.

During the quarter and nine months ended September 30, 2014, the Company repurchased 100 and 5,100 shares of common stock at an average price of $12.39 and $12.30 per share, respectively. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of September 30, 2014 there were 56,410 shares remaining to be repurchased under the existing stock repurchase program. During the quarter and nine months ended September 30, 2014, the Company transferred 21,052 and 24,570 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share, to fund awards granted under the 2012 Equity Incentive Plan.

Note 10 – Other Comprehensive Income

In addition to presenting the Consolidated Statements of Comprehensive Income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2015			September 30, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
			(Unaudited)
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Net unrealized gains arising during the period	$949	$(323)	$626	$102	$(40)	$62
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(48)	16	(32)	(35)	14	(21)
Net gain on sale of securities included in net income	(440)	150	(290)	-	-	-
Total Other Comprehensive Income	$461	$(157)	$304	$67	$(26)	$41

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2015			September 30, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
			(Unaudited)
	(Dollars in thousands)
Net unrealized (losses) gains on securities available for sale:
Net unrealized (losses) gains arising during the period	$(144)	$318	$174	$4,125	$(1,597)	$2,528
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(123)	42	(81)	(136)	53	(83)
Net gain on sale of securities included in net income	(440)	150	(290)	(59)	23	(36)
Total Other Comprehensive (Loss) Income	$(707)	$510	$(197)	$3,930	$(1,521)	$2,409

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income (loss) for the indicated periods:

Details about Accumulated Other Comprehensive Income (Loss)	Accounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the three months ended September 30,		Affected Line Item on the Consolidated
Components	2015	2014	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale
Recovery on previously impaired investment securities	$(48)	$(35)	Recovery on previously impaired investment securities
Sale of securities	(440)	-	Net gain on sale of securities available for sale
	(488)	(35)
Provision for income tax expense	166	14	Income Tax Expense
Total reclassification for the period	$(322)	$(21)	Net Income

Details about Accumulated Other Comprehensive Income (Loss)	Accounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30,		Affected Line Item on the Consolidated
Components	2015	2014	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale
Recovery on previously impaired investment securities	$(123)	$(136)	Recovery on previously impaired investment securities
Sale of securities	(440)	(59)	Net gain on sale of securities available for sale
	(563)	(195)
Provision for income tax expense	192	76	Income Tax Expense
Total reclassification for the period	$(371)	$(119)	Net Income

Note 11 – Subsequent Events

On October 28, 2015, the Board of Directors declared a quarterly cash dividend of $0.07 per share on the Company’s common stock, payable on November 19, 2015 to stockholders of record as of November 9, 2015. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 60.8% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $255,000. On March 3, 2015, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 3, 2016, aggregating up to $0.28 per share. The MHC waived $255,000 of dividends during the three months ended September 30, 2015 and $765,000 of dividends during the nine months ended September 30, 2015. Cumulatively, Lake Shore, MHC has waived approximately $7.2 million of cash dividends as of September 30, 2015. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of September 30, 2015 compared to the consolidated financial condition as of December 31, 2014 and the consolidated results of operations for the three and nine months ended September 30, 2015 and 2014.

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

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government.  Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability.  Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions.  Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Company.

While the recession is officially over and improvements have been noted in the housing market and unemployment rate, the Federal Reserve has continued to maintain the Fed Funds rate at 0.00%-0.25% for more than six years.  At its September 2015 meeting, the Federal Reserve did not raise the Fed Funds rate and indicated that it plans to assess both realized and expected progress towards its dual mandates of maximum employment and 2% inflation prior to any rate increase in the medium term.  It also indicated that even after employment and inflation are near the mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below normal.  As a result, the anticipation that the Federal Reserve will increase the Fed Funds rate in 2015 has diminished, creating uncertainty about the timing of a potential increase in short term rates.

The quantitative easing (“QE”) program implemented by the Federal Reserve during the financial crisis as a tool to lower long-term rates ended in October 2014.  Since that time, the Federal Reserve has continued to reinvest cash flow received on its portfolio back into agency mortgage backed securities and treasury bonds.  This action continues to exert downward pressure on long-term rates.  Current interest rates on residential mortgage loans remain very low compared to historical yields.  We will continue to closely monitor the impact of the national and regional economy on our net interest margin, results of operations and critical risk areas, including interest rate risk and credit risk.

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

Management Strategy

Our Reputation.  Our primary management strategy has been to retain our perceived image as one of the most respected and recognized community banks in Western New York with over 124 years of service to our community.  Our management strives to accomplish this goal by continuing to emphasize our high quality customer service and financial strength.

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

Lending.  Historically, our lending portfolio has consisted predominantly of residential one- to four-family mortgage loans.  At September 30, 2015 and December 31, 2014, we held $159.2 million and $167.8 million of residential one- to four-family mortgage loans, respectively, which constituted 54.2% and 59.1% of our total loan portfolio, at such respective dates. Due to the interest rate risk inherent in holding long-term, fixed rate one- to four-family real estate loans in our portfolio in a potential rising interest rate environment, we have been strategically focused on the origination of commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate.  We have also focused on small business commercial lending, including business installment loans, lines of credit and other commercial loans. These types of commercial loans are generally made at higher interest rates and for shorter terms than one- to four-family real estate loans, which lowers the Bank’s interest rate risk.  At September 30, 2015 and December 31, 2014, our commercial real estate loan portfolio consisted of loans totaling $85.2 million and $68.2 million, respectively, or 29.0% and 24.0%, respectively, of total loans. At September 30, 2015 and December 31, 2014, our commercial loan portfolio consisted of loans totaling $15.4 million and $13.5 million, respectively, or 5.2% and 4.7%, respectively, of total loans. Other loan products offered to our customers include home equity lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. In the fourth quarter of 2014, we began to sell low-yield long-term (generally 30 years) fixed rate one- to four-family residential loans that we originate, as part of our interest rate risk strategy and asset/liability management, and plan to continue to do so in the future, as it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential mortgage loans.

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

At September 30, 2015 and December 31, 2014, we had $116.8 million and $138.2 million, respectively, invested in securities available for sale, the majority of which are Treasury securities, agency collateralized mortgage obligation securities (“CMOs”), agency mortgage-backed securities and municipal securities. At September 30, 2015, we had a net unrealized gain in the investment portfolio of $5.0 million.

Asset-Liability Strategy.    Our business consists primarily of originating one- to four-family residential real estate loans and commercial real estate loans secured by property in our market area and investing in residential mortgage-backed securities, CMOs and municipal securities.  One- to four-family residential real estate loans generally involve a lower degree of credit risk and carry a lower yield than commercial real estate and commercial business loans.  The average maturity of residential real estate loans is longer than that for commercial loans.  Our loans are primarily funded by time deposits, which typically mature within 2 years on average and core deposits (i.e. checking, savings and money market accounts).  As a result, we are exposed to interest rate risk, as our interest-bearing liabilities will mature or re-price more quickly than our interest-earning assets in a rising rate environment.  Although we plan to continue to originate one- to four-family residential mortgage loans going forward, we have been and intend to continue to increase our focus on the origination of commercial real estate loans and commercial business loans, which generally have higher returns and shorter durations than one- to four-family residential real estate loans.  As part of our asset liability strategy, we review the duration of assets on our balance sheet, and if necessary, we may sell loans or securities to help manage our interest rate risk.  Our strategy also involves managing interest expense.  Overtime, we have decreased the volume of higher-rate time deposits and have concentrated on building lower-cost core deposits, with a focus on building commercial relationships, in order to help reduce and control our cost of funds.  As part of our strategy to expand our commercial loan portfolio, we expect to attract lower cost core deposits as part of these borrower relationships.  We offer competitive rates on a variety of deposit products to meet the needs of our customers and we promote long term deposits, where necessary, to meet asset-liability goals.  We also consider borrowed funds or derivatives as an opportunity to extend the duration of liabilities at attractive levels.

We are actively involved in managing our balance sheet through the direction of our Asset-Liability Committee and the assistance of a third party advisor.  Recent economic conditions have underscored the importance of a strong balance sheet.  We strive to achieve this through managing our interest rate risk and maintaining strong capital levels, putting aside adequate loan loss reserves and keeping liquid assets on hand.  Diversifying our asset mix may improve the net interest margin and may also reduce the exposure of our net interest income and earnings to interest rate risk.  We will continue to manage our interest rate risk by diversifying the type and maturity of assets in our loan and investment portfolios and monitoring the maturities in our deposit portfolio and borrowing facilities.

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

Analysis of Net Interest Income

Net interest income represents the difference between the interest we earn on our interest-earning assets, such as commercial and residential mortgage loans and investment securities, and the expense we pay on interest-bearing liabilities, such as deposits and borrowings.  Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on them.

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

	For the Three Months Ended			For the Three Months Ended
	September 30, 2015			September 30, 2014
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$19,640	$5	0.10%	$36,265	$6	0.07%
Securities	127,357	948	2.98%	144,321	1,082	3.00%
Loans	296,707	3,474	4.68%	275,079	3,307	4.81%
Total interest-earning assets	443,704	4,427	3.99%	455,665	4,395	3.86%
Other assets	33,666			33,550
Total assets	$477,370			$489,215

Interest-bearing liabilities
Demand & NOW accounts	$43,846	$8	0.07%	$46,321	$14	0.12%
Money market accounts	74,726	38	0.20%	78,717	61	0.31%
Savings accounts	45,232	7	0.06%	42,295	11	0.10%
Time deposits	167,395	485	1.16%	186,567	638	1.37%
Borrowed funds	19,657	99	2.01%	18,950	102	2.15%
Other interest-bearing liabilities	1,037	25	9.64%	1,102	25	9.07%
Total interest-bearing liabilities	351,893	662	0.75%	373,952	851	0.91%
Other non-interest bearing liabilities	52,723			45,688
Stockholders' equity	72,754			69,575
Total liabilities & stockholders' equity	$477,370			$489,215
Net interest income		$3,765			$3,544
Interest rate spread			3.24%			2.95%
Net interest margin			3.39%			3.11%

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2015			September 30, 2014
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$23,254	$16	0.09%	$25,500	$10	0.05%
Securities	133,243	2,950	2.95%	152,106	3,473	3.04%
Loans	291,143	10,268	4.70%	275,316	9,977	4.83%
Total interest-earning assets	447,640	13,234	3.94%	452,922	13,460	3.96%
Other assets	33,721			34,279
Total assets	$481,361			$487,201

Interest-bearing liabilities
Demand & NOW accounts	$45,248	$32	0.09%	$45,780	$41	0.12%
Money market accounts	76,259	135	0.24%	78,779	198	0.34%
Savings accounts	44,393	24	0.07%	41,228	32	0.10%
Time deposits	173,651	1,603	1.23%	189,854	1,958	1.38%
Borrowed funds	19,176	296	2.06%	19,276	202	1.40%
Other interest-bearing liabilities	1,053	74	9.37%	1,118	76	9.06%
Total interest-bearing liabilities	359,780	2,164	0.80%	376,035	2,507	0.89%
Other non-interest bearing liabilities	48,891			42,837
Stockholders' equity	72,690			68,329
Total liabilities & stockholders' equity	$481,361			$487,201
Net interest income		$11,070			$10,953
Interest rate spread			3.14%			3.07%
Net interest margin			3.30%			3.22%

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

	Three Months Ended September 30, 2015
	Compared to
	Three Months Ended September 30, 2014
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$2	$(3)	$(1)
Securities	(8)	(126)	(134)
Loans, including fees	(88)	255	167
Total interest-earning assets	(94)	126	32
Interest-bearing liabilities:
Demand & NOW accounts	(5)	(1)	(6)
Money market accounts	(20)	(3)	(23)
Savings accounts	(5)	1	(4)
Time deposits	(91)	(62)	(153)
Total deposits	(121)	(65)	(186)
Other interest-bearing liabilities:
Borrowed funds & other	(5)	2	(3)
Total interest-bearing liabilities	(126)	(63)	(189)
Total change in net interest income	$32	$189	$221

	Nine Months Ended September 30, 2015
	Compared to
	Nine Months Ended September 30, 2014
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$7	$(1)	$6
Securities	(103)	(420)	(523)
Loans, including fees	(272)	563	291
Total interest-earning assets	(368)	142	(226)
Interest-bearing liabilities:
Demand & NOW accounts	(9)	-	(9)
Money market accounts	(57)	(6)	(63)
Savings accounts	(10)	2	(8)
Time deposits	(196)	(159)	(355)
Total deposits	(272)	(163)	(435)
Other interest-bearing liabilities:
Borrowed funds & other	98	(6)	92
Total interest-bearing liabilities	(174)	(169)	(343)
Total change in net interest income	$(194)	$311	$117

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

In the current extended low interest-rate environment, cost of funds have declined significantly (partially due to a decrease in higher cost time deposits), while yields on interest earning assets have remained flat. The net interest margin for the nine months ended September 30, 2015 was 3.30% in comparison to a net interest margin of 3.22% for the nine months ended September 30, 2014.   The Bank’s Asset-Liability Committee continues to review its options to minimize the impact of an increasing rate environment on its operations.  The Bank’s options include shortening the term of interest earning assets, increasing short term investments in liquid assets to take advantage of potential rising interest rates, increasing core deposit growth, implementing new products, promoting adjustable rate commercial loan products and using derivative products.

For the three months ended September 30, 2015, the average yields on our loan and investment portfolios were 4.68% and 2.98%, respectively, in comparison to 4.81% and 3.00%, respectively, for the three months ended September 30, 2014.  Overall, the average yield on our interest earning assets increased by 13 basis points to 3.99% for the three months ended September 30, 2015 in comparison to the three months ended September 30, 2014 primarily due to  a $21.6 million increase in the average loan balance for the three month period ended September 30, 2015. The increase was partially offset by lower interest income earned on our securities portfolio, resulting from a $17.0 million decrease in the average balance of securities for the same period.  For the three months ended September 30, 2015 and 2014, the average rate that we paid on interest-bearing liabilities was 0.75% and 0.91%, respectively.  The 16 basis points decrease was primarily due to a $19.2 million decrease in average time deposits as well as a 21 basis points decrease in the average interest rate paid on time deposits since September 30, 2014. Our interest rate spread for the three months ended September 30, 2015 was 3.24% which was a 29 basis points increase in comparison to the three months ended September 30, 2014.  Our net interest margin was 3.39% and 3.11% for the three months ended September 30, 2015 and 2014, respectively.

For the nine month period ended September 30, 2015, the average yields on our loan and investment portfolios were 4.70% and 2.95%, respectively, in comparison to 4.83% and 3.04%, respectively, for the nine month period ended September 30, 2014.  Overall, the average yield on our interest earning assets decreased by two basis points to 3.94% for the nine month period ended September 30, 2015 in comparison to the same period in 2014 primarily due to lower interest income earned on our securities portfolio as a result of an $18.9 million decrease in the average balance of securities.  The decrease in average yield on our interest earning assets was partially offset by an increase of $15.8 million in the average balance of loans during the nine months ended September 30, 2015 in comparison to the nine months ended September 30, 2014. The average yield was also impacted by the low interest rate environment.  For the nine months ended September 30, 2015 and 2014, the average rate that we paid on interest-bearing liabilities was 0.80% and 0.89%, respectively.  The nine basis points decrease was primarily due to a $16.2 million decrease in average time deposits and a 15 basis points decrease in the average interest rate paid on time deposits.   Our interest rate spread for the nine months ended September 30, 2015 was 3.14% which was a seven basis points increase in comparison to the nine months ended September 30, 2014.  Our net interest margin was 3.30% and 3.22% for the nine months ended September 30, 2015 and 2014, respectively.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total assets at September 30, 2015 were $472.3 million, a decrease of $15.2 million, or 3.1%, from $487.5 million at December 31, 2014.  The decrease in total assets was primarily due to a $21.4 million decrease in securities available for sale and a $3.2 million decrease in cash and cash equivalents partially offset by an increase in net loans receivable of $9.8 million.

Cash and cash equivalents decreased by $3.2 million, or 9.0%, from $35.8 million at December 31, 2014 to $32.6 million at September 30, 2015.  The decrease was primarily attributed to $51.0 million of cash outflow for loan originations and a $15.1 million decrease in total deposits, partially offset by the receipt of $53.5  million of principal paydowns and maturities on the investment and loan portfolios and proceeds from the sale of $9.4 million in available for sale securities that were not subsequently re-invested into the investment portfolio during the nine months ending September 30, 2015.

Securities available for sale decreased by $21.4 million, or 15.5%, to $116.8 million at September 30, 2015 compared to $138.2 million at December 31, 2014.  The decrease was primarily due to the receipt of $11.2 million in principal paydowns and maturities on the investment portfolio and proceeds from the $9.4 million sale of available for sale securities that were not subsequently re-invested into the investment portfolio.  The Company is currently maintaining higher levels of liquid assets to be in a better position to take advantage of shifts in market interest rates and to manage interest rate risk.

Net loans receivable increased during the nine month period ended September 30, 2015 as shown in the table below:

	At September 30,	At December 31,	Change
	2015	2014	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$159,186	$167,840	$(8,654)	(5.2)%
Home equity	32,688	32,337	351	1.1%
Commercial	85,159	68,238	16,921	24.8%
Construction	-	449	(449)	(100.0)%
Total real estate loans	277,033	268,864	8,169	3.0%
Other Loans:
Commercial	15,360	13,467	1,893	14.1%
Consumer	1,420	1,495	(75)	(5.0)%
Total gross loans	293,813	283,826	9,987	3.5%
Allowance for loan losses	(2,097)	(1,921)	(176)	9.2%
Net deferred loan costs	2,899	2,948	(49)	(1.7)%
Loans receivable, net	$294,615	$284,853	$9,762	3.4%

The increase in net loans receivable was primarily due to an increase in commercial real estate loans and commercial business loans, partially offset by a decrease in residential, one- to four-family real estate loans, and construction loans. As fixed rate one- to four-family residential real estate loans present additional interest rate risk to our loan portfolio as a result of the longer duration of these types of assets, we remain strategically focused in 2015 on originating shorter duration commercial real estate and commercial business loans to diversify our asset mix, to reduce interest rate risk, to take advantage of the opportunities available to serve small businesses in our market area, and to maintain the net interest margin.

Loans Past Due and Non-performing Assets.  We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due and non-accruing troubled debt restructurings. Non-performing assets, including non-performing loans and foreclosed real estate, totaled $5.8 million, or 1.24% of total assets, at September 30, 2015 and $5.1 million, or 1.05% of total assets, at December 31, 2014. The increase in non-performing assets at September 30, 2015 was primarily due to the addition of two non-performing commercial real estate loans with total outstanding balances of $726,000.

The following table presents information regarding our accruing loans delinquent 90 days or more, non‑accrual loans, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At September 30,	At December 31,
	2015	2014
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$1	$-
Home equity	19	1
Commercial	-	-
Construction	-	-
Other loans:
Commercial	-	-
Consumer	6	9
Total	$26	$10
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,296	$2,413
Home equity	241	335
Commercial	2,746	1,891
Construction	-	-
Other loans:
Commercial	182	76
Consumer	6	4
Total non-accrual loans	5,471	4,719
Total non-performing loans	5,497	4,729
Foreclosed real estate	344	401
Total non-performing assets	$5,841	$5,130
Ratios:
Non-performing loans as a percent of total loans:	1.87%	1.66%
Non-performing assets as a percent of total assets:	1.24%	1.05%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Residential, one- to four-family	$-	$-
Home equity	-	-
Performing loans
Residential, one- to four-family	$218	$224
Home equity	9	10

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Nine Months Ended
	September 30,
	2015	2014
	(Dollars in thousands)
Balance at beginning of year:	$1,921	$1,813
Provision for loan losses	240	70
Charge-offs:
Real estate loans:
Residential, one- to four-family	(58)	(17)
Home equity	(17)	(25)
Commercial	-	-
Construction	-	-
Other loans:
Commercial	(9)	(25)
Consumer	(34)	(29)
Total charge-offs	(118)	(96)
Recoveries:
Real estate loans:
Residential, one- to four-family	12	3
Home equity	8	1
Commercial	21	-
Construction	-	-
Other loans:
Commercial	7	-
Consumer	6	12
Total recoveries	54	16
Net charge-offs	(64)	(80)
Balance at end of period	$2,097	$1,803
Average loans outstanding	$291,143	$275,316
Allowance for loan losses as a percent of total net loans	0.71%	0.66%
Allowance for loan losses as a percent of non-performing loans	38.15%	33.31%
Ratio of net charge-offs to average loans outstanding (1)	0.03%	0.04%

(1) Annualized

The table below shows changes in deposit balances by type of deposit account between September 30, 2015 and December 31, 2014:

	At September 30,	At December 31,	Change
	2015	2014	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$45,706	$37,162	$8,544	23.0%
Interest bearing	42,753	46,685	(3,932)	(8.4)%
Money market	74,959	78,457	(3,498)	(4.5)%
Savings	44,481	42,507	1,974	4.6%
Time deposits	163,971	182,128	(18,157)	(10.0)%
Total Deposits	$371,870	$386,939	$(15,069)	(3.9)%

The decrease in total deposits was primarily due to a decrease in time deposits, partially offset by net growth in core deposits during the nine months ended September 30, 2015. Time deposits have decreased as certificate of deposit customers have sought higher yields elsewhere.  The growth in core deposits was the result of the Company’s continued strategic focus on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expenses.

While long-term debt did not change during the nine months ended September 30, 2015, the Company did restructure long-term debt in 2015 to lock in a lower rate to manage interest rate risk.

Total stockholders’ equity increased by $1.7 million or 2.4%, from $71.6 million at December 31, 2014 to $73.3 million at September 30, 2015. The increase was primarily due to net income of $2.5 million during the nine months ended September 30, 2015. The increase was partially offset by payments of $541,000 to purchase treasury stock and by the payment of $459,000 in cash dividends during the nine months ended September 30, 2015.

Comparison of Results of Operations for the Three Months Ended September 30, 2015 and 2014

General.    Net income was $1.2 million for the three months ended September 30, 2015, or $0.21 per basic and diluted share, an increase of $548,000, or 79.7%, compared to net income of $688,000, or $0.12 per basic and diluted share, for the three months ended September 30, 2014.  The increase in net income was primarily due to a $497,000 increase in non-interest income and a $221,000 increase in net interest income, partially offset by a $154,000 increase in income tax expense.

Interest Income.    Interest income increased by $32,000, or 0.7%, to $4.4 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily due to an increase in interest income on our loan portfolio of $167,000, or 5.1%.  The average balance in our loan portfolio increased $21.6 million, or 7.9%, for the three months ended September 30, 2015 compared to the same three month period in 2014.  The increase in the average balance of loans receivable was primarily due to an increase in the average balance of commercial real estate loans and commercial loans, partially offset by a decrease in the average balance of one- to four family real estate loans. The average yield on the loan portfolio decreased from 4.81% for the three months ended September 30, 2014 to 4.68% for the three months ended September 30, 2015.  The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off or on loans remaining in the portfolio, as a result of the current low interest rate environment.  Investment interest income decreased by $134,000, or 12.4%, from $1.1 million for the three months ended September 30, 2014 to $948,000 for the three months ended September 30, 2015, due to a decrease in the average balance of the investment portfolio from $144.3 million for the three months ended September 30, 2014 to $127.4 million for the three months ended September 30, 2015. This decrease was partially due to the Company’s strategy to reinvest paydowns received on securities into shorter term cash and cash equivalents to be in a better position to take advantage of future shifts in market interest rates.  The Company also sold $9.4 million of securities during the three months ended September 30, 2015. The sale of securities allowed the Bank to improve its liquidity position and to shorten the duration of its assets in order to reduce interest rate risk. The average yield on the investment portfolio decreased 2 basis points from 3.00% for the three months ended September 30, 2014 to 2.98% for the three months ended September 30, 2015, as a result of the declining portfolio balance of higher yielding securities.

Interest Expense.  Interest expense decreased $189,000, or 22.2%, to $662,000 for the three months ended September 30, 2015 compared to $851,000 for the three months ended September 30, 2014.   Interest expense on deposits decreased by $186,000, or 25.7%, to $538,000 for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014 primarily due to a $22.7 million decrease in average deposits when comparing the three months ended September 30, 2015 to the three months ended September 30, 2014. The average balance of deposits for the three months ended September 30, 2015 was $331.2 million with an average rate of 0.65% compared to the average balance of deposits of $353.9 million and an average rate of 0.82% for the three months ended September 30, 2014. The decrease in the average balance of deposits was primarily due to a decrease in time deposits as customers have sought higher yields elsewhere. The decrease in the average rate paid on deposits was due to the continued low interest rate environment during the third quarter of 2015 and due to a shift in the deposit mix to lower cost core deposits from time deposits. The interest expense related to advances from the FHLBNY decreased $3,000, or 2.9%, to $99,000 for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. The decrease in the average rate paid on FHLBNY advances from 2.15% during the three months ended September 30, 2014 to 2.01% during the three months ended September 30, 2015 was primarily due to the restructuring of long-term debt in 2015 to lock in a lower rate to manage interest rate risk. The average balance in advances from FHLBNY increased $707,000 from $19.0 million for the three months ended September 30, 2014 to $19.7 million for the three months ended September 30, 2015. .

Provision for Loan Losses.    A $30,000 provision for loan losses was recorded during the three months ended September 30, 2015, which was a $40,000 decrease in comparison to the provision for loan losses recorded during the prior year period.  Net charge-offs for the three months ended September 30, 2015 were $58,000 compared to net charge-offs of $40,000 for the three months ended September 30, 2014. Our non-performing loans increased to $5.5 million, or 1.87% of total loans, at September 30, 2015 as compared to $5.4 million, or 1.97% of total loans, at September 30, 2014.

During the three months ended September 30, 2015, the Company recorded a $43,000 provision for loan losses on commercial loans due to an increase in classified loans and net charge-offs of loans.  The Company also recorded a provision of $17,000 for one- to four-family mortgages primarily due to net-charge-offs.  A $7,000 provision for loan losses was recorded on consumer loans to account for losses on overdraft lines of credit during the three months ended September 30, 2015. The provision for loan losses was partially offset by a $42,000 credit for commercial real estate due to a decrease in the reserve amount on one impaired commercial real estate loan due to the receipt of additional loan collateral. During the three months ended September 30, 2015, the Company recorded an unallocated provision for loan losses of $7,000. The unallocated provision reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the three months ended September 30, 2014, the Company recorded a $97,000 provision for loan losses on one- to four-family and home equity loans and a $25,000 provision for loan losses on commercial loans due to changes in the related environmental factors used to qualitatively assess inherent losses in the loan portfolio and due to an increase in loan balances.  During the three months ended September 30, 2014, the Company recorded an $11,000 provision for loan losses on consumer loans as a result of net charge-offs. The provision for loan losses was partially offset by a $58,000 unallocated credit for loan losses.  This unallocated provision reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for details on the provision for loan losses.

Non-interest Income.    Non-interest income increased $497,000, or 93.6%, to $1.0 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily due to a $440,000 gain on the sale of available for sales securities during the three months ended September 30, 2015, while there were no securities sold during the same period in 2014. The increase was also due to a $28,000 net gain on the sale of loans during the three months ended September 30, 2015 in comparison to a net $5,000 gain during the prior year period.

Non-interest Expenses.  Non-interest expenses increased $56,000, or 1.7%, to $3.3 million for the three months ended September 30, 2015 when compared with the three months ended September 30, 2014.  This increase was primarily due to a $62,000 increase in data processing expenses associated with the implementation of updated banking systems during 2015.  Occupancy and equipment expenses increased $30,000 for the three months ended September 30, 2015 due to increased depreciation expense related to the implementation of updated banking systems compared to the three months ended September 30, 2014.  Other expenses increased $21,000, or 7.5%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to higher expenses related to foreclosed properties and properties in the process of foreclosure. Professional services decreased $63,000, or 21.1%, primarily due to lower consulting expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Income Tax Expense.  Income tax expense increased by $154,000, or 141.3%, from $109,000 for the three months ended September 30, 2014 to $263,000 for the three months ended September 30, 2015. The increase in income tax expense was primarily due to an increase in income during the three months ended September 30, 2015. The increase was partially offset by recent reforms in New York State corporate tax law which merged the bank and corporate franchise tax laws.  Beginning in 2015, the most significant change in the tax laws for the Company was a deduction that allows it a subtraction for half of the net interest income received from qualifying loans. This change effectively eliminated the Company’s New York State tax on income resulting in it being taxed on its apportioned capital.  The effective tax rate was 17.5% for the three months ended September 30, 2015 compared to 13.7% for the three months ended September 30, 2014. The increase in the effective tax rate was primarily due to our projected mix of tax-exempt income derived from the Company’s municipal bond portfolio and bank-owned life insurance related to our higher projection of pre-tax income for the current year.

Comparison of Results of Operations for the Nine Months Ended September 30, 2015 and 2014

General.  Net income was $2.5 million for the nine month period ended September 30, 2015, or $0.42 per diluted share, an increase of $142,000, or 6.0%, compared to net income of $2.4 million, or $0.41 per diluted share, for the nine month period ended September 30, 2014.  The increase in net income was primarily due to a $428,000 increase in non-interest income and a $117,000 increase in net interest income, partially offset by a $170,000 increase in the provision for loan losses, a $118,000 increase in non-interest expenses and a $115,000 increase in income tax expense.

Interest Income.  Interest income decreased by $226,000, or 1.7%, to $13.2 million for the nine month period ended September 30, 2015 compared to the nine month period ended September 30, 2014 primarily due to a decrease in investment interest income.  Investment interest income decreased by $523,000, or 15.1%, from $3.5 million for the nine month period ended September 30, 2014 compared to $3.0 million for the nine month period ended September 30, 2015.    The average balance in the investment portfolio decreased from $152.1 million for the nine months ended September 30, 2014 to $133.2 million for the nine months ended September 30, 2015. The decrease in the average balance of the investment portfolio was partially due to the Company’s strategy to reinvest paydowns received on the securities portfolio and proceeds from the $9.4 million sale of securities during the first nine months of 2015 into loan originations and shorter term cash and cash equivalents in order to be in a better position to take advantage of future shifts in market interest rates. The sale of securities has allowed the Bank to shorten the duration of its assets and limit its interest rate risk. The average yield on the investment portfolio decreased by 9 basis points from 3.04% for the nine month period ended September 30, 2014 to 2.95% for the nine month period ended September 30, 2015, as a result of the declining portfolio balance of higher yielding securities. Loan interest income increased by $291,000, or 2.9%, to $10.3 million for the nine month period ended September 30, 2015 compared to the nine month period ended September 30, 2014, primarily due to an increase in the average balance of the loan portfolio from $275.3 million for the nine month period ended September 30, 2014 to $291.1 million for the nine month period ended September 30, 2015.  The increase in the average balance of the loan portfolio was primarily due to increases in the average balances of commercial real estate loans, commercial loans and home equity loans partially offset by a decrease in the average balance of residential mortgages.  The average yield on the loan portfolio decreased 13 basis points from 4.83% for the nine months ended September 30, 2014 to 4.70% for the nine months ended September 30, 2015. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off or on loans remaining in the portfolio, as a result of the current low interest rate environment.

Interest Expense.  Interest expense decreased by $343,000, or 13.7%, to $2.2 million for the nine month period ended September 30, 2015 compared to $2.5 million for the nine month period ended September 30, 2014. The interest paid on deposits decreased by $435,000, or 19.5%, to $1.8 million for the nine month period ended September 30, 2015 when compared to the nine month period ended September 30, 2014, primarily due to the decrease in the average rate paid on deposits and a shift in the deposit mix, resulting in a larger percentage of the deposit portfolio consisting of low cost core deposits.  The average balance of deposits for the nine month period ended September 30, 2015 was $339.6 million with an average rate of 0.70% compared to the average balance of deposits of $355.6 million and an average rate of 0.84% for the nine month period ended September 30, 2014. The decrease in the average balance of deposits was primarily due to a decrease in time deposits as customers have sought higher yields elsewhere. The decrease in the average rate paid on deposits was due to the continued low interest rate environment during the first nine months of 2015 and due to the shift in the deposit mix. The interest expense related to advances from the FHLBNY increased $94,000, or 46.5%, to $296,000 for the nine month period ended September 30, 2015 when compared to the nine month period ended September 30, 2014. The increase in the average rate paid on FHLBNY advances from 1.40% for the nine month period ended September 30, 2014 to 2.06% for the nine month period ended September 30, 2015 was primarily due to the refinancing of short-term borrowings into long-term debt during 2014 to lock in low long-term fixed rates and manage interest rate risk. The average balance in advances from FHLBNY decreased $100,000 from $19.3 million for the nine month period ended September 30, 2014 to $19.2 million for the nine month period ended September 30, 2015.

Provision for Loan Losses.  A provision to the allowance for loan losses of $240,000 was recorded during the nine month period ended September, 30, 2015, which was a $170,000 increase in comparison to the provision  recorded during the nine month period ended September 30, 2014. Net charge-offs were $64,000 for the nine months ended September 30, 2015 compared to net charge-offs of $80,000 for the nine month period ended September 30, 2014. Our non-performing loans were $5.5 million, or 1.87% of total loans, at September 30, 2015 as compared to $5.4 million, or 1.97% of total loans, at September 30, 2014.

During the nine month period ended September 30, 2015, the Company recorded a $168,000 provision for loan losses on commercial real estate loans and a $43,000 provision for loan losses on commercial loans, primarily due to an increase in loan originations during the nine month period ended September 30, 2015. The Company recorded a $27,000 provision for loan losses on consumer loans to reflect net charge-offs recorded during the nine month period ended September 30, 2015. The provision for loan losses was offset by a $30,000 credit for loan losses on one- to four-family loans during the nine month period ended September 30, 2015, primarily due to a review of the historical losses relating to these types of loans. The Company determined an adjustment was necessary due to a decrease in the historical average net charge-off rate on residential mortgages for the last five years. This decrease was also partially due to a decrease in classified one- to four-family loans and unclassified loan balances during the nine month period ended September 30, 2015. During the nine month period ended September 30, 2015, the Company recorded an unallocated provision for loan losses of $28,000. This unallocated provision reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the nine months ended September 30, 2014, the Company recorded a $132,000 provision for loan losses on one- to four-family and home equity loans primarily due to changes in the related environmental factors used to qualitatively assess inherent losses in the loan portfolio and an increase in classified loan balances. During the nine months ended September 30, 2014, the Company recorded a $32,000 provision for loan losses on consumer loans related to net charge-offs. The provision for loan losses was partially offset by a

$60,000 credit for loan losses on commercial real estate loans during the nine months ended September 30, 2014, primarily due to changes in the environmental factors used to qualitatively assess inherent losses. The environmental change was specifically related to a decrease in the historical average of net charge-offs on these types of loans. The decrease was also attributed to a decrease in the outstanding balance of commercial real estate loans during the nine month period ended September 30, 2014. During the nine month period ended September 30, 2014, the Company recorded an unallocated credit for loan losses of $41,000. This unallocated credit reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Non-interest Income.  Non-interest income increased $428,000, or 25.5%, from $1.7 million for the nine months ended September 30, 2014 to $2.1 million for the nine months ended September 30, 2015. The increase was primarily due to a $381,000 increase in the net gain on sale of securities during the nine months ended September 30, 2015. The Company sold $9.4 million of available for sale securities during the first nine months of 2015 in comparison to a $4.3 million sale of securities in the same 2014 period. During the nine months ended September 30, 2015, the Company recorded a net gain on the sale of loans of $73,000, while the net gain on the sale of loans was $5,000 during the same nine months in 2014.  Service fee income declined $18,000 during the nine months ended September 30, 2015 when compared with the nine months ended September 30, 2014.

Non-interest Expense.  Non-interest expense increased by $118,000, or 1.2%, to $9.8 million for the nine month period ended September 30, 2015 compared to the nine month period ended September 30, 2014. Salaries and employee benefits expense increased $214,000, or 4.3%, for the nine month period ended September 30, 2015 compared to the nine month period ended September 30, 2014.  This increase was primarily due to annual salary increases, the hiring of an executive vice president for commercial lending in August 2014 and additional expense for stock grants awarded during 2014 and the nine months ended September 30, 2015.  Data processing expenses increased $187,000, or 32.3%, to $766,000 for the nine months ended September 30, 2015 compared to $579,000 for the nine months ended September 30, 2014, primarily due to the costs associated with the implementation of new mobile banking, online banking and loan origination technology and related software.  Professional services decreased $218,000, or 22.8%, during the nine month period ended September 30, 2015 as compared with the same period in 2014 primarily due to lower consulting costs. Advertising expenses decreased $52,000, or 14.7%, during the nine month period ended September 30, 2015 as compared with the same period in 2014 primarily due to higher costs in the 2014 period related to the development of a new marketing campaign. Other expenses decreased $77,000, or 9.2%, for the nine month period ended September 30, 2015 compared to the nine month period ended September 30, 2014, primarily due to an increase in net gains on the sale of foreclosed properties in the first nine months of 2015.

Income Tax Expense.  Income tax expense increased by $115,000, or 23.6%, from $487,000 for the nine month period ended September 30, 2014 to $602,000 for the nine month period ended September 30, 2015. The increase in income tax expense was primarily due to an increase in income during the nine months ended September 30, 2015, partially offset by the change in New York State corporate tax law. The increase in income tax expense was also partially due to a one-time tax expense of $79,000 to record a deferred tax valuation allowance during the nine month period ended September 30, 2015. The valuation allowance was based on management’s belief that it is more likely than not that the Company will not realize its state deferred tax assets.  Because of the change in New York State corporate tax law, the Company will not generate sufficient taxable income within New York State to realize its state deferred tax assets. As a result of the one-time tax expense, our effective tax rate increased to 19.4% for the nine month period ended September 30, 2015, compared to 17.1% for the nine month period ended September 30, 2014. Without the one-time tax effect for 2015, our effective tax rate would have decreased to 16.8% for the nine month period ended September 30, 2015, primarily resulting from the reform in New York State corporate tax law and our projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance related to our projection of pre-tax income for the year.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures.  Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, interest earning deposits at other financial institutions and funds provided from operations.  We have a written agreement with the Federal Home Loan Bank of New York, which allows us to borrow up to $113.8 million as of September 30, 2015, and is collateralized by a pledge of certain fixed-rate residential, one- to four-family real estate loans.  At September 30, 2015, we had outstanding advances under this agreement of $19.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.1 million and a fair value of $11.7 million as of September 30, 2015. There were no balances outstanding with the Federal Reserve Bank at September 30, 2015. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of September 30, 2015.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the nine months ended September 30, 2015, we originated loans of approximately $51.0 million in comparison to approximately $31.7 million of loans originated during the nine months ended September 30, 2014. We did not purchase any investment securities during the nine months ended September 30, 2015 or 2014.

At September 30, 2015, we had loan commitments to borrowers of approximately $10.6 million and overdraft lines of protection and unused home equity lines of credit of approximately $30.8 million. Total deposits were $371.9 million at September 30, 2015, as compared to $389.5 million at September 30, 2014.  Time deposit accounts scheduled to mature within one year were $87.8 million at September 30, 2015.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

In recent years, macro-economic conditions negatively impacted earnings, liquidity and credit quality across the financial markets as the U.S. economy experienced an economic downturn and a very slow recovery.  Although recent reports have indicated improvements in many macro-economic conditions, the economic downturn has had far-reaching effects.  However, our financial condition, credit quality and liquidity position remain strong.

We do not anticipate any material capital expenditures during the remainder of 2015.  We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than loan commitments as described in Note 6 in the Notes to our Consolidated Financial Statements and the borrowing agreements noted above.

Capital

As of January 1, 2015, new regulations that substantially amended the capital regulations became applicable to us.  These regulations implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act, as discussed in the “Supervision and Regulation – Federal Banking Regulation – Capital Requirements” section included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Effective January 1, 2015, the Bank became subject to new capital requirements adopted by the OCC.  These new requirements created a new required ratio for common equity Tier 1 (“CET1”) capital, increased the Tier 1 capital ratio requirements, changed the risk weight of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purposes of meeting these various capital requirements.  Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.  The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small savings and loan companies or bank holding companies with assets under $1 billion.

Under the new capital regulations, the minimum capital ratios are: (1) CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets;  (3) a total capital ratio of 8% of risk-weighted assets; and (4) a leverage ratio of 4.0%.  CET1 generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

There are a number of changes in what constitutes regulatory capital, some of which are subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital.  The Bank does not use any of these instruments.  Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.  Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital.  The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculations, as permitted by the regulations.  This opt-out will reduce the impact of market volatility on our regulatory capital levels.

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

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.  This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

The OCC’s prompt corrective action standards changed effective January 1, 2015.  Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged).  The Bank meets all of the new requirements, including the full capital conservation buffer that will be required by January 2019.

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

At September 30, 2015	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CETI capital (to risk-weighted assets)	24.34%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	24.34%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	25.12%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	13.94%	>=	4.00%	>=	5.00%
At December 31, 2014	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CETI capital (to risk-weighted assets)	n/a	>=	n/a	>=	n/a
Tier 1 capital (to risk-weighted assets)	24.95%	>=	4.00%	>=	6.00%
Total capital (to risk-weighted assets)	25.71%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	13.16%	>=	4.00%	>=	5.00%

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended September 30, 2015:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1 through July 31, 2015	-	$-	-	16,510
August 1 through August 31, 2015	-	-	-	16,510
September 1 through September 30, 2015	-	-	-	16,510
Total	-	$-	-	16,510

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

LAKE SHORE BANCORP, INC.
(Registrant)

November 12, 2015	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2015	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)