Form 10-K
period 2015-12-31
LAKE SHORE BANCORP, INC.
filed 2016-03-25
CIK 1341318

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer  [  ]Accelerated filer  [  ]

Non-accelerated filer  [  ] (Do not check if smaller reporting company)Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 was $24,537,537 based on the per share closing price as of June 30, 2015 on the Nasdaq Global Market for the registrant’s common stock, which was $13.43.

There were 6,045,434  shares of the registrant’s common stock, $.01 par value per share, outstanding at March 24, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders	III

PART I

Item 1. Business.

General

Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” the “Company,” “us,” or “we”) operates as a mid-tier, federally chartered savings and loan holding company of Lake Shore Savings Bank (“Lake Shore Savings” or the “Bank”).  A majority of Lake Shore Bancorp’s issued and outstanding common stock (60.6% as of December 31, 2015) is held by Lake Shore, MHC (the “MHC”), a federally chartered mutual holding company, which serves as the parent company to Lake Shore Bancorp.  The MHC does not engage in any substantial business activity other than its investment in a majority of the common stock of Lake Shore Bancorp.  The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) is the regulator for the MHC.  Federal law and regulations require that as long as the MHC is in existence, it must own at least a majority of Lake Shore Bancorp’s common stock.  The remaining common shares of Lake Shore Bancorp are owned by public stockholders and the Lake Shore Savings Bank Employee Stock Ownership Plan (“ESOP”).  Our common stock is traded on the Nasdaq Global Market under the symbol “LSBK”.  Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Savings include Lake Shore Bancorp and Lake Shore Savings on a consolidated basis.

Lake Shore Bancorp, Inc. was organized in 2006 for the purpose of acting as the savings and loan holding company of Lake Shore Savings Bank in connection with the Company’s initial public stock offering.  The Company, a federal corporation, is regulated by the Federal Reserve Board.  At December 31, 2015, Lake Shore Bancorp had total consolidated assets of $473.4 million, of which $297.1 million was comprised of loans receivable, net and $113.2 million was comprised of available for sale securities.  At December 31, 2015, total consolidated deposits were $369.2 million and total consolidated stockholders’ equity was $73.9 million.

Lake Shore Savings Bank was chartered as a New York savings and loan association in 1891.  In 2006, the Bank converted from a New York-chartered mutual savings and loan association to a federal savings bank charter. The Bank is subject to the supervision and regulation of the Office of the Comptroller of the Currency (“OCC”).

For over 124 years, the Bank has served the local community of Dunkirk, New York.  In 1987, we opened our second office in Fredonia, New York.  Since 1993, we have expanded to eleven branch offices.  In addition, we have added three administrative office buildings which comprise our corporate headquarters in Dunkirk, New York. Our principal business consists of (1) attracting retail deposits from the general public in the areas surrounding our corporate headquarters and main branch office in Dunkirk, New York and ten other branch offices in Chautauqua and Erie Counties, New York and (2) investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, commercial real estate loans, home equity lines of credit and, to a lesser extent, commercial business loans, consumer loans, and investment securities.  Our revenues are principally derived from interest generated from our loans and interest earned and dividends received on our investment securities.  Our primary sources of funds for lending and investments are deposits, borrowings, receipts of loan principal and interest payments, mortgage-backed and asset-backed securities payments,  proceeds from sales, maturities and calls of investment securities and income resulting from operations in prior periods.

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

The demographic characteristics of our market area are less attractive than national and state measures.  Both Chautauqua and Erie Counties exhibit slower rates of population growth when compared to the United States and New York State averages. In addition, both Chautauqua and Erie Counties have lower per capita income when compared to the United States and the New York State averages.  Projected growth in per capita income for Chautauqua County is expected to be slow, but Erie County is projected to have higher per capita income growth in the next five years. Since Chautauqua County has historically exhibited less attractive demographic characteristics, we may have limited growth opportunities in Chautauqua County.  However, Erie County displays a stronger housing market than Chautauqua County and Erie County’s population base is five times larger than Chautauqua County, which offers us an expanded source of new customers in the form of deposit and lending opportunities.  Furthermore, Erie County is currently exhibiting strong economic development and job growth. Our primary market area has historically been stable, with a diversified base of employers and employment sectors. The local economies that we serve are not dependent on one key employer. Transportation equipment is the largest manufacturing industry in the Buffalo area, as well as production of automobile component parts. The principal employment sectors are service-related,  wholesale and retail trade, and durable-goods manufacturing.  Most of the job opportunities in Chautauqua and Erie Counties have been in service-related industries, and service jobs now account for the largest portion of the workforce.

The challenging economic conditions that affected the national and global financial markets in 2007 and 2008 did not have a significant effect on the housing prices in our market area.  Furthermore, unemployment rates in our market area have decreased since December 2013 from 6.4% to 4.7% in Erie County and from 7.4% to 5.7% in Chautauqua County as of December 31,  2015.  New York State’s unemployment rate as of December 31, 2015 was 4.7%, the lowest level since May 2008.

Our future growth will be influenced by the strength of our regional economy, other demographic trends and the competitive environment.  We believe that we have developed lending products and marketing strategies to address the credit-related needs of the residents and small businesses in our local market area.

 New York State currently has several incentive programs for businesses to invest in the Western New York region.  One example is the “Start-Up NY” program, which offers tax incentives to start, expand or relocate a qualified business to a tax-free area within the state, primarily near a university or community college campus, in order to access top talent and research facilities.  Qualified businesses for this program include advance materials & manufacturing, biotech & life sciences, tech & electronics, and optics & imaging.  This program has generated significant interest in Western New York for new business development, due to its proximity to Canada, history of being a strong industrial and manufacturing center, and number of quality colleges and universities in the area.

Furthermore, the Erie County region and the City of Buffalo have recently experienced economic expansion led by major growth in the health care and education sectors, and resurgence in the central business district, which has led to an influx of private investment in development of hotels and housing in the downtown sector.  Major construction projects have been recently completed or are currently underway on the waterfront and at the Buffalo Niagara Medical Campus.  The Buffalo Niagara Medical Campus has grown significantly with the construction of a new children’s hospital, expansion of an existing cancer/research hospital and construction of a new medical school by the State University of New York at Buffalo.  Development on the waterfront has centered around redevelopment of property for mixed use, including public access and private development that includes office space, ice rinks, hotels and restaurants.    The economic development within the region also impacts the small business and middle-market customers that we focus on and we believe we will be able to capitalize on opportunities created by economic growth in this section of our market area.

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

Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, and other financial service companies. The most direct competition for deposits comes from credit unions, commercial banks and savings banks. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies. We are significantly smaller than many of the financial institution competitors in our market area.  Some of our competitors are not subject to the same degree of regulation as that imposed on federal savings banks or federally insured institutions, and these other institutions may be able to price loans and deposits more aggressively. We remain very competitive in Chautauqua County, New York and as of June 30, 2015 we had 14.7% of total deposits and ranked 4th out of 11 banks in this market area, according to the Federal Deposit Insurance Corporation (“FDIC”) annual deposit market share report. Our deposit market share in Erie County, New York has increased since we entered this market area in 2003. We believe the primary factors in competing for deposits and loans is through personalized service, knowledge of local market area and economy, local decision making, technological convenience via mobile banking and active participation and support of the communities we serve.

Lending Activities

General.  Historically, as a thrift institution, we have primarily originated residential mortgage loans, including home equity loans. In recent years, we have become more focused on originating commercial real estate and commercial business loans, also known as C&I Lending, to add adjustable rate loans to our portfolio and diversify the risk on our balance sheet, limit interest rate risk and to position ourselves for a rising interest rate environment. At December 31, 2015, we had total gross loans of $296.1 million. We retain the majority of loans that we originate. However, we do sell residential mortgage loans into the secondary market, with retention of servicing rights. Beginning in the fourth quarter of 2014 and during 2015, we sold fixed rate, conforming long-term residential mortgage loans with low yields (interest rates below 5% and maturities of 30 years) at the time of origination, with servicing retained, in an effort to manage interest rate risk. We plan to continue this practice in the near future. We have also purchased a limited number of equipment loans from a third party broker, which are secured by first liens on the new equipment purchases by small businesses located throughout the Northeastern United States.

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

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate loans:
Residential one- to four- family	$157,307	53.12%	$167,840	59.14%	$170,793	61.81%	$167,794	61.68%	$182,922	66.82%
Home equity	32,770	11.07%	32,337	11.39%	31,675	11.46%	30,724	11.29%	30,671	11.20%
Commercial	83,967	28.35%	68,238	24.04%	58,746	21.26%	57,653	21.19%	44,776	16.36%
Construction	4,849	1.64%	449	0.16%	936	0.34%	416	0.15%	519	0.19%
	278,893	94.18%	268,864	94.73%	262,150	94.87%	256,587	94.31%	258,888	94.57%
Other loans:
Commercial	15,741	5.31%	13,467	4.74%	12,645	4.58%	13,680	5.03%	12,911	4.72%
Consumer	1,507	0.51%	1,495	0.53%	1,517	0.55%	1,791	0.66%	1,948	0.71%
	17,248	5.82%	14,962	5.27%	14,162	5.13%	15,471	5.69%	14,859	5.43%
Total loans	296,141	100.00%	283,826	100.00%	276,312	100.00%	272,058	100.00%	273,747	100.00%
Net deferred loan costs	2,945		2,948		2,846		2,681		2,687
Allowance for loan losses	(1,985)		(1,921)		(1,813)		(1,806)		(1,366)
Loans receivable, net	$297,101		$284,853		$277,345		$272,933		$275,068

Loan Maturity.  The following table presents the contractual maturity of our loans at December 31, 2015.  The table does not include the effect of prepayments or scheduled principal amortization.  Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Real Estate				Other Loans
	Residential, One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$95	$648	$1,233	$-	$4,783	$840	$7,599
After one year through five years	4,683	5,851	7,721	-	9,553	438	28,246
Beyond five years	152,529	26,271	75,013	4,849	1,405	229	260,296
Total	$157,307	$32,770	$83,967	$4,849	$15,741	$1,507	$296,141

Interest rate terms on amounts due after one year:
Fixed rate	$150,036	$2,155	$21,639	$268	$10,820	$564	$185,482
Adjustable rate	7,176	29,967	61,095	4,581	138	103	103,060
Total	$157,212	$32,122	$82,734	$4,849	$10,958	$667	$288,542

The following table presents our loan originations, purchases, sales, and principal repayments for the years indicated.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Total Loans:
Balance outstanding at beginning of year	$283,826	$276,312	$272,058	$273,747	$261,524
Originations:
Real estate loans	59,992	46,413	53,066	48,091	49,030
Commercial and consumer loans	9,347	4,560	3,536	5,383	7,553
Total originations	69,339	50,973	56,602	53,474	56,583
Loan Purchases - Commercial Loans	242	2,857	1,228	1,033	1,679
Total Originations and Purchases	69,581	53,830	57,830	54,507	58,262
Deduct:
Principal repayments:
Real estate loans	39,970	36,118	45,341	48,382	38,694
Commercial and consumer loans	6,253	7,879	5,944	5,807	6,392
Total principal repayments	46,223	43,997	51,285	54,189	45,086
Transfers to foreclosed real estate	1,178	448	704	1,001	252
Loan sales - SONYMA(1) & FHLMC(2)	9,450	1,737	1,436	767	639
Loans charged off	415	134	151	239	62
Total deductions	57,266	46,316	53,576	56,196	46,039
Balance outstanding at end of year	$296,141	$283,826	$276,312	$272,058	$273,747

(1) State of New York Mortgage Agency.

(2) During 2015 and 2014, we sold $8.3 million and $1.5 million, respectively, of long-term fixed rate residential mortgage loans with low yields to the Federal Home Loan Mortgage Corporation (“FHLMC”) in order to offset long-term interest rate risk.

One- to Four-Family Residential Mortgage Lending.  At December 31, 2015, we had one- to four-family residential loans of $157.3 million, or 53.1% of the total loan portfolio.  Of one- to four-family residential mortgage loans outstanding on that date, 95.6% were fixed rate loans and 4.4% were adjustable rate loans.  At December 31, 2015, approximately 59.5% of our one- to four-family residential mortgage portfolio was secured by property located in Chautauqua County, 33.8% by property located in Erie County and 6.7% by property located elsewhere, primarily in New York State.  Approximately 9.6% of all residential loan originations during fiscal year 2015 were re-financings of loans already in our portfolio.

Our residential mortgage loan originations are obtained from customers, residents of our local communities or referrals from local real estate agents, attorneys and builders. The retention of fixed rate one- to four-family residential mortgage loans in our loan portfolio increases our interest rate risk in a rising interest rate environment, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by the Bank for deposits and borrowings may increase, which could lower net interest income.  In an effort to manage interest rate risk, the Bank sold low yield, long-term fixed rate residential mortgages (primarily yields less than 5% and terms of 30 years) at origination on the secondary market, with servicing retained, beginning in the fourth quarter of 2014 and during 2015.  We plan to continue this practice in the near future.

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

We offer adjustable rate mortgage loans with a maximum term of 30 years.  When an adjustable rate mortgage is originated, the initial interest rate is established based on market conditions and competitor rates. The rate adjusts annually after one, five, or seven years, depending on the loan product. After the initial fixed rate time period, the interest rate on these loans will re-price based upon a specific U.S. Treasury index plus an additional margin, taking into consideration the cap and floor rates established at the time of loan origination.

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

We regularly provide a loan product to our customers that is underwritten using the criteria required by FHLMC.  After a loan is originated and funded, we may sell the loan to FHLMC.  During 2015, we originated and sold $8.3 million of long-term low rate one- to four-family residential mortgage loans to FHLMC and we plan to continue to do so in the future to manage interest rate risk. We also sold loans to the State of New York

Mortgage Agency (“SONYMA”) during 2015 and will continue to do so as long as the product is offered.  During 2015, we originated and sold $1.1 million of one- to four-family residential mortgage loans to SONYMA.  We retain all servicing rights for one- to four-family residential mortgage loans that we sell.

Lake Shore Savings historically had retained the majority of residential mortgage loans that it originated. As a result, Lake Shore Savings is exposed to increases in market interest rates, since the yield earned on fixed-rate assets would remain fixed, while the rates paid by Lake Shore Savings for deposits and borrowings may increase, which could result in lower net interest income.

One- to four-family real estate loans can be affected by economic conditions and the value of the underlying collateral. The majority of our one- to four-family residential loans are backed by property located in Western New York and are affected by economic conditions in this market area. Western New York’s housing market has consistently demonstrated stability in home prices despite economic conditions, resulting in stable collateral value and lower risk of loss.

Home Equity Loans and Lines of Credit.  We currently provide all-in-one home equity lines of credit and have provided home equity loans in the past to our customers.  Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. At December 31, 2015, home equity loans and lines of credit totaled $32.8 million, or 11.1% of the total loan portfolio, of which 93.4% were adjustable rate loans and 6.6% were fixed rate loans. The all-in-one home equity line of credit must have a minimum line amount of $5,000 up to a maximum of 90% of the total loan-to-value ratio.  Home equity lines of credit products, which have interest rates tied to the prime rate, generally have a 15 year draw period and a 15 year payback period.  Since 2010, our adjustable rate home equity loans include limits on decreases in the interest rate of the loan. The decrease in the interest rate may not be below the “floor” rate established at time of origination. A customer has the option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest.  As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount.  All-in-one home equity lines of credit have 30 year maximum terms.

Home equity loans can be affected by economic conditions and the value of underlying property. Home equity loans may have increased risk of loss if the Company does not hold the first mortgage resulting in the Company being in a secondary position in the event of collateral liquidation. During periods of rising interest rates, the risk of default on home equity loans may increase due to the increase of interest cost to the borrower.

Commercial Real Estate Loans.  We originate commercial real estate loans to finance or refinance the purchase of real property, which generally consists of developed real estate, such as office buildings, warehouses, retail properties and multi-family apartment complexes, which are typically held as collateral for the loan.  At December 31, 2015, commercial real estate loans totaled $84.0 million, or 28.4% of the total loan portfolio. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, paying capacity of the obligor, current and projected occupancy, location, and physical condition.  Within the commercial real estate portfolio at December 31, 2015, approximately 17.8% consisted of loans that are collateralized by properties located in Chautauqua County, 67.0% by properties located in Erie County, and 15.2% by properties located elsewhere in New York State.  The average principal amount of a commercial real estate loan is approximately $473,000 at December 31, 2015. The largest commercial real estate loan in our portfolio as of December 31, 2015 was $3.7 million secured by a commercial building used as a shopping plaza with multiple commercial tenants. This loan was performing in accordance with its terms on that date. We originate a variety of fixed and adjustable rate commercial real estate loans generally for terms of 5 to 10 years and payments based on an amortization schedule of up to 20 years to 25 years.  Adjustable rate loans are typically based on the current Federal Home Loan Bank of NY (“FHLBNY”) rates for a similar termed borrowing with an added spread based on the type and size of the loan.  We typically lend up to a maximum loan-to-value ratio of 75% to 80% on commercial real estate properties and require a minimum debt service coverage ratio of 1.2 to 1, a first lien on collateral and the personal guarantees of the owners.

Commercial real estate lending involves additional risks compared with one- to four-family residential lending, because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, the borrower’s ability to make repayments from the cash flow of the borrower’s business or rental income and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than one- to four-family residential mortgage loans.  In addition tenancy of the properties needs to be monitored as to lease rates, term of lease and tenant worthiness.  Also, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers, which generally require substantially greater evaluation and oversight efforts.  Our loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk and are designed to set such limits within those prescribed by applicable federal and state statutes and regulations. We engage a third party to conduct a credit review of the commercial real estate portfolio, including compliance with the Bank’s underwriting standards and policy requirements.

Construction Loans.  We originate loans to finance the construction of both one- to four-family homes and commercial real estate.  These loans typically have a 12 month or less construction period, whereby draws are taken and interest only payments are made.  As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds.  Funds disbursed may not exceed 80.0% of the loan-to-value of land and up to 80% of loan-to-value of improvements any time during construction. Interest rates on disbursed funds are based on the rates and terms set at time of closing. The majority of our commercial real estate construction loans are variable rate loans with rates tied to prime rate, plus a premium, while the majority of our one- to four-family real estate construction loans are fixed rate loans. A floor rate is also established on any variable rate loans. A minimum of interest only payments on disbursement funds must be made on a monthly basis. At the end of the construction period, the loan automatically converts to either a conventional residential or commercial real estate mortgage, as applicable.  At December 31, 2015, construction loans totaled $4.8 million, or 1.6% of the total loan portfolio. At December 31, 2015, there were $4.6 million of loans to finance construction of commercial real estate and $268,000 to finance the construction of one- to four-family homes.

Construction loans can be affected by economic conditions and the value of underlying property. Construction loans may have additional risks related to advancing loan funds during construction due to the uncertain value of the property prior to the completion of construction.

Commercial Loans.  In addition to commercial real estate loans, we also engage in commercial business lending to primarily small businesses, including business installment loans, lines of credit, and other commercial loans.  At December 31, 2015, commercial loans totaled $15.7 million, or 5.3% of the total loan portfolio. This amount includes $2.5 million of equipment loans that we have purchased from a third party broker. The average principal amount of a commercial loan is approximately $101,000 at December 31, 2015. The largest outstanding commercial loan in our portfolio as of December 31, 2015 was $2.6 million secured by general business assets. This loan was performing in accordance with its terms on that date.  Most of our commercial loans have fixed interest rates, and are for terms generally not in excess of 5 years.  Whenever possible, we collateralize these loans with a lien on business assets and equipment and require personal guarantees from principals of the borrower.  Interest rates on commercial loans generally have higher yields than rates on one- to four-family residential mortgages.  We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases, and the refinancing of existing corporate debt.

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

Consumer Loans.  We offer a variety of consumer loans.  At December 31, 2015, consumer loans totaled $1.5 million, or less than 1% of the total loan portfolio.  The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit, which are available for amounts up to $5,000 for unsecured loans and greater amounts for secured loans depending on the type of loan and value of the collateral.  Consumer loans, excluding overdraft lines of protection, generally are offered for terms of up to 10 years, depending on the collateral, at fixed interest rates.  Our consumer loan portfolio also consists of vehicle loans, other unsecured consumer loans up to $5,000, secured and unsecured property improvement loans, and other secured loans.

Generally, the volume of consumer lending has declined as borrowers have opted for home equity lines of credit, where a mortgage-interest federal tax deduction is available, as compared to unsecured loans or loans secured by property other than residential real estate.  We continue to make automobile loans directly to borrowers and primarily on used vehicles.  We make other consumer loans, which may or may not be secured.  The terms of such loans vary depending on the collateral.

Consumer loans are generally originated at higher interest rates than residential mortgage loans but also tend to have a higher credit risk due to the loans being either unsecured or secured by rapidly depreciable assets.  Furthermore, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default. Despite these risks, our level of consumer loan delinquencies generally has been low.  No assurance can be given, however, that our delinquency rate or losses will continue to remain low in the future.

Loan Approval Procedures and Authority.  Our lending policies are approved by our Board of Directors.  Home equity loans and consumer loans secured by real estate in excess of $25,000 and all one- to four-family residential mortgage loans up to $417,000 require approval by the Internal Residential Loan Committee. If these types of loans are between $417,000 and $1.0 million, then the approval of two of the following officers:  President and Chief Executive Officer, Chief Financial Officer, Executive Vice President – Commercial Division, Vice President of Banking Operations and Enterprise Risk Management,  Vice President - Commercial and Small Business Lending - Chautauqua County, along with another member of the Internal Residential Loan Committee is required.  If these types of loans are in excess of $1.0 million, then full Board approval is required.

For all commercial loans, including commercial real estate loans, certain Vice Presidents and Commercial Lending Officers have authority to approve loans for total one obligor credit up to $100,000.  Commercial loans with total one obligor credit in excess of $100,000 and up to $500,000 require the approval of two members of the Internal Commercial Loan Committee, one of which must be either the:  President and Chief Executive Officer or Executive Vice President – Commercial Division. Commercial loans with total one obligor credit in excess of $500,000 and up to $1.0 million require majority approval by the Board Loan Committee. Commercial loans with total obligor credit in excess of $1.0 million require full Board approval.

Additionally, branch managers are granted authority to approve certain loans, mainly consumer loans, in smaller amounts deemed appropriate by our Board of Directors.  Levels of lending authority for consumer loans are established and granted to specific branch managers and loan officers based on position and experience and are reviewed on an annual basis.

Current Lending Procedures.  Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify certain other information.  If necessary, we obtain additional financial or credit related information.  We require an appraisal for all residential and commercial real estate loans and home equity loans, including loans made to refinance existing mortgage loans.  Appraisals are performed by licensed third-party appraisal firms that have been approved by our Board of Directors.  An appraisal management firm has been hired to handle all requests for appraisals on residential real estate loans. We require title insurance on all one- to four-family residential and commercial real estate loans and certain other loans.  We also require hazard insurance on all real estate loans, and if applicable, we require borrowers to obtain flood insurance prior to closing.  Based on loan-to-value ratios and lending guidelines, escrow accounts may be required for such items as real estate taxes, hazard insurance, flood insurance, and private mortgage insurance premiums.

Asset Quality

One of our key operating objectives has been, and continues to be, maintaining a high level of asset quality.  Our high proportion of one- to four-family residential mortgage loans, the maintenance of sound credit standards for new loan originations and loan administration procedures,  including third party loan reviews, and strong executive management focus on credit quality have been factors in monitoring and managing our levels of credit risk. These factors have contributed to our strong financial condition.

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

Once a one- to four-family residential loan has been delinquent for more than 90 days, the loan is deemed a “classified asset” and is reported to our Board of Directors. In 2010, amendments to the New York State (“NYS”) Real Property Actions and Proceedings Law (“RPAPL”) became effective whereby specific pre-foreclosure procedures for any one- to four-family residence located in NYS must be followed. When the Company wants to pursue foreclosure action against a borrower, the law requires us to mail a 90 day pre-foreclosure notice of the impending foreclosure action to the borrower prior to commencement of the action. Within 3 days of sending this notice, the collection department sends the notice information to the NYS Superintendent of Banks through the NYS Department of Financial Services’ online system. The Company must also send a 30-day demand letter to the borrower sixty days after the initial pre-foreclosure notice was sent.  The demand letter includes updated loan balances regarding the potential foreclosure action. In order to receive approval for foreclosure action from the courts, the law requires a mandatory conference hearing between the court, borrower and bank.  Prior to proceeding with any foreclosure action in the case of a secured loan, we will review the collateral to determine whether its possession would be cost-effective for us. In cases where the collateral fails to fully secure the loan, in addition to repossessing the collateral, we may also sue on the note underlying the loan.

If a commercial loan has been delinquent for more than 30 days, the loan file is reviewed for classification, and the borrower is contacted by the Collections Department or by a loan officer.  If a commercial loan is 90 days or more past due, the loan is considered non-performing.  If the delinquency continues, the borrower is advised of the date that the delinquency must be cured, or the loan is considered to be in default.  At that time, foreclosure procedures are initiated on loans secured by real estate, and all other legal remedies are pursued.

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

Non-performing Loans and Non-performing Assets.    We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due, and non-accruing troubled debt restructurings.  Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due, unless an evaluation by the internal Asset Classification Committee indicates that the loan is in the process of collection and is either guaranteed or well secured.  When our Asset Classification Committee designates loans on which we stop accruing interest income as non-accrual loans, we reverse outstanding interest income that was previously credited.  We may again recognize income in the period that we collect such income, when the ultimate collectability of principal is no longer in doubt.  We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist.

Real estate acquired as a result of foreclosure is classified as foreclosed real estate until such time as it is sold.  We carry foreclosed real estate at its fair value less estimated selling costs at the date of acquisition.  If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property could be sold at the foreclosure sale (to an outside bidder). If not, and we retain the property, then we will sell the real property securing the loan as soon thereafter as practical. Our foreclosed real estate totaled $712,000 at December 31, 2015 and $401,000 at December 31, 2014.

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

At December 31, 2015, seven loans were classified as TDRs, including five one- to four-family residential loans which totaled $216,000 and two home equity loans which totaled $8,000. All of these loans were performing in accordance with their revised terms at December 31, 2015. At December 31, 2014,  seven loans were classified as TDRs including five one- to four-family residential loans which totaled $224,000 and two home equity loans which totaled $10,000. All of these loans were performing in accordance with their revised terms at December 31, 2014.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$47	$-	$79	$10	$328
Home equity	88	1	2	-	21
Commercial	-	-	-	-	-
Construction	-	-	-	-	-
Other loans:
Commercial	-	-	-	-	87
Consumer	27	9	-	18	23
Total	$162	$10	$81	$28	$459
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,462	$2,413	$2,145	$1,628	$1,821
Home equity	361	335	325	299	209
Commercial	1,545	1,891	1,911	255	228
Construction	-	-	-	-	-
Other loans:
Commercial	132	76	137	201	76
Consumer	6	4	7	9	5
Total non-accrual loans	4,506	4,719	4,525	2,392	2,339
Total non-performing loans	4,668	4,729	4,606	2,420	2,798
Foreclosed real estate	712	401	581	580	315
Total non-performing assets	$5,380	$5,130	$5,187	$3,000	$3,113
Ratios:
Non-performing loans as a percent of total loans:	1.57%	1.66%	1.66%	0.89%	1.02%
Non-performing assets as a percent of total assets:	1.14%	1.05%	1.08%	0.62%	0.64%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Residential, one- to four-family	$-	$-	$48	-	-
Home equity	-	-	-	31	31
Performing loans
Residential, one- to four-family	$216	$224	$144	-	-
Home equity	8	10	4	-	-

Our recorded investment in non-accrual loans totaled $4.5 million at December 31, 2015 and $4.7  million at December 31, 2014. If all non-accrual loans had been current in accordance with their terms during the years ended December 31, 2015,  2014 and 2013, interest income on such loans would have amounted to $391,000, $381,000 and $162,000 respectively.

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

The following table shows the aggregate amounts of our classified and criticized loans at the dates indicated.

	At December 31,
	2015	2014	2013
	(Dollars in thousands)

Special mention loans	$5,003	$3,854	$3,090
Substandard loans	5,693	5,882	5,701
Doubtful loans	217	718	582
Loss loans	2	3	4
Total classified and criticized loans	$10,915	$10,457	$9,377

The total classified and criticized loans as of December 31, 2015 includes $4.7 million of nonperforming loans.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2015		2014		2013
	60-89	90 +	60-89	90 +	60-89	90 +
	Days	Days	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(Dollars in thousands)
Real estate loans:
Residential, one- to four-family	$789	$1,291	$467	$1,059	$825	$880
Home equity	32	354	136	206	32	156
Commercial	-	1,248	-	1,891	-	1,911
Construction	-	-	-	-	-	-
Other loans:
Commercial	-	30	9	37	-	41
Consumer	5	28	5	13	1	4

Total	$826	$2,951	$617	$3,206	$858	$2,992

Allowance for Loan Losses.  The allowance for loan losses is a valuation account that reflects our evaluation of the losses inherent in our loan portfolio.  We maintain the allowance through provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of the loan is unlikely.

Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectability of principal may not be reasonably assured.  We consider the following qualitative and environmental factors as part of this evaluation: historical loan loss experience; payment status; the estimated value of the underlying collateral; changes in lending policies, procedures and loan review system; changes in the experience, ability, and depth of lending management and other relevant staff; trends in loan volume and the nature of the loan portfolio; and national and local economic conditions.  There may be other factors that may warrant consideration in maintaining an allowance at a level sufficient to provide for probable loan losses.  Although our management believes that it has established and maintained the allowance for loan losses to reflect losses inherent in our loan portfolio, based on its evaluation of the factors noted above, future additions may be necessary if economic and other conditions differ substantially from the current operating environment.

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

The following table details the number and recorded investment of impaired loans for the dates indicated:

	At December 31,
	2015		2014
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
	(Dollars in thousands)
Real estate loans:
Residential, one- to four-family	5	$202	5	$211
Home equity	2	8	2	10
Commercial	3	1,545	3	2,312
Construction	-	-	-	-
Other loans:
Commercial	2	80	3	10
Consumer	-	-	-	-
Total	12	$1,835	13	$2,543

Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on our impaired loans.

Provision for loan losses increased by  $178,000, or 80.2%, to $400,000 for the year ended December 31, 2015 from $222,000 for the year ended December 31, 2014.  The increase in provision for loan losses was primarily due to an increase in our commercial and construction loan portfolios and a charge-off on a previously impaired commercial real estate loan during 2015. Our credit quality continues to remain strong. The ratio of nonperforming loans to total net loans was 1.57% as of December 31, 2015 which was a decrease from 1.66% at December 31, 2014. The majority of our non-performing loans are one- to four-family residential mortgage loans or commercial real estate loans backed by first lien collateral on real estate held in the Western New York region. Western New York’s real estate market has consistently demonstrated price stability. Furthermore, the Company has conservative underwriting standards and its residential lending policies and procedures ensure that its one- to four-family residential mortgage loans generally conform to secondary market guidelines. In light of current economic conditions, we will continue to closely monitor our loan portfolio.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the years indicated.

	At or for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of year:	$1,921	$1,813	$1,806	$1,366	$953
Provision for loan losses	400	222	105	656	415
Charge-offs:
Real estate loans:
Residential, one- to four-family	(64)	(26)	(51)	(134)	-
Home equity	(29)	(39)	-	(14)	(29)
Commercial	(267)	-	(21)	-	(15)
Construction	-	-	-	-	-
Other loans:
Commercial	(9)	(25)	(47)	(80)	(1)
Consumer	(46)	(44)	(32)	(11)	(17)
Total charge-offs	(415)	(134)	(151)	(239)	(62)
Recoveries:
Real estate loans:
Residential, one- to four-family	13	6	35	1	4
Home equity	8	1	5	-	-
Commercial	32	-	9	20	52
Construction	-	-	-	-	-
Other loans:
Commercial	18	-	3	1	-
Consumer	8	13	1	1	4
Total recoveries	79	20	53	23	60
Net charge-offs	(336)	(114)	(98)	(216)	(2)
Balance at end of year	$1,985	$1,921	$1,813	$1,806	$1,366
Average loans outstanding	$292,240	$276,360	$271,705	$268,265	$270,697
Allowance for loan losses as a percent of total net loans	0.67%	0.67%	0.65%	0.66%	0.50%
Allowance for loan losses as a percent of non-performing loans	42.52%	40.62%	39.36%	74.63%	48.82%
Ratio of net charge-offs to average loans outstanding	0.11%	0.04%	0.04%	0.08%	0.01%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the years indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of inherent losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2015			2014			2013			2012			2011
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four- family	$351	17.7%	53.1%	$446	23.2%	59.1%	$355	19.6%	61.8%	$393	21.7%	61.7%	$441	32.3%	66.8%
Home equity	120	6.0%	11.1%	106	5.5%	11.4%	80	4.4%	11.5%	79	4.4%	11.3%	125	9.2%	11.2%
Commercial (1)	1,204	60.7%	28.4%	1,163	60.5%	24.0%	1,104	60.9%	21.3%	1,118	61.9%	21.2%	522	38.2%	16.4%
Construction	59	3.0%	1.6%	-	-	0.2%	-	-	0.3%	-	-	0.1%	-	-	0.2%
	1,734	87.4%	94.2%	1,715	89.2%	94.7%	1,539	84.9%	94.9%	1,590	88.0%	94.3%	1,088	79.7%	94.6%
Other loans:
Commercial	197	9.9%	5.3%	184	9.6%	4.7%	218	12.0%	4.6%	202	11.2%	5.0%	265	19.4%	4.7%
Consumer	22	1.1%	0.5%	22	1.2%	0.6%	9	0.5%	0.5%	14	0.8%	0.7%	13	0.9%	0.7%
	219	11.0%	5.8%	206	10.8%	5.3%	227	12.5%	5.1%	216	12.0%	5.7%	278	20.3%	5.4%
Total allocated	$1,953	98.4%	100.0%	$1,921	100.0%	100.0%	$1,766	97.4%	100.0%	$1,806	100.0%	100.0%	$1,366	100.0%	100.0%
Total unallocated	32	1.6%		-	-		47	2.6%		-	-		-	-
Balance at end of year	$1,985	100.0%		$1,921	100.0%		$1,813	100.0%		$1,806	100.0%		$1,366	100.0%

(1)   The increase as of December 31, 2012 was primarily due to an increase in our commercial real estate portfolio and classified commercial real estate loans.

Investment Activities

General.  Our Board of Directors reviews and approves our investment policy on an annual basis.  This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.  The Board of Directors has delegated primary responsibility for ensuring that the guidelines in the investment policy are followed to the President and Chief Executive Officer and the Chief Financial Officer.  Our President and Chief Executive Officer or our Chief Financial Officer are responsible for making securities portfolio decisions in accordance with established policies and have the authority to purchase and sell securities within the specific guidelines established by the investment policy. In addition, all transactions are reviewed by the Asset/Liability Committee of the Board of Directors which meets at least quarterly.

All of our securities carry market risk, as increases in market rates of interest may cause a decrease in the fair value of the securities. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate or credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines.  Our investment policy outlines the pre-purchase analysis, credit, and interest rate risk assessment guidelines and due diligence documentation required for all permissible investments. In addition, our policy requires management to routinely monitor the investment portfolio as well as the markets for changes which may have a material, negative impact on the credit quality of our holdings.

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

Fair values of available for sale securities are based on a market approach, with the exception of four private-label asset-backed securities that are not currently trading in an active market.  Fair values of these securities were calculated based on a cash flow approach.  Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers.

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

A security may be classified as Substandard, Doubtful or Loss. A “Substandard” classification indicates that the investment is inadequately protected by the sound worth and paying capacity of the obligor or of the collateral pledged. Investments classified as “Substandard” must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and the Company may sustain some loss if deficiencies are not corrected.  A “Doubtful” classification has all the weaknesses of a “Substandard” classification with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable. Investments classified “Loss” are considered uncollectible and their continuance as an asset of the Company is no longer warranted.

Our determination as to the classification of our investments is subject to review by our regulators.  We regularly review our investment portfolio to determine whether any investments require classification in accordance with applicable regulations.  Our review of our investment portfolio at December 31, 2015 resulted in four private-label asset-backed securities that were considered for classification, as the issuer may not have an adequate capacity to meet its financial commitments over the projected life of the investment or the risk of default by the obligor was possible, resulting in an expectation that the Bank would not receive the full and timely repayment of principal and interest as expected.  These four securities had an amortized cost of $1.1 million and fair value of $1.5 million. All four securities were classified as “Substandard.” These securities were also evaluated for other-than-temporary impairment and as noted in the Other than Temporary Impairment section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and we concluded that no other than temporary impairment charges needed to be recorded during the years ended December 31, 2015 and 2014. An additional $180,000 of other-than-temporary impairment needed to be recorded for one private-label asset-backed security during the year ended December 31, 2013. During the years ended December 31, 2015, 2014 and 2013, we recaptured $160,000, $175,000 and $3,000, respectively of prior year other-than-temporary impairment charges. The recaptured amounts are reflected in the “recovery on previously impaired investment securities” line item in the Consolidated Statements of Income shown in “Part IV Exhibits and Financial Schedules.”

The following table presents the composition of our securities portfolio in dollar amount of each investment type at the dates indicated.

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury bonds	$12,778	$14,111	$12,817	$14,361	$12,857	$13,848
Municipal bonds	49,064	51,808	57,158	60,786	57,199	58,044
Mortgage-backed securities:
Collateralized mortgage obligations -private label	48	48	61	61	77	81
Collateralized mortgage obligations -government sponsored entities	38,838	38,342	50,465	49,992	63,840	62,625
Government National Mortgage Association	396	427	524	571	2,153	2,219
Federal National Mortgage Association	4,355	4,542	7,107	7,473	11,452	11,634
Federal Home Loan Mortgage Corporation	2,217	2,301	2,650	2,767	5,774	5,816
Asset-backed securities-private label	1,099	1,501	1,546	2,023	3,637	3,498
Asset-backed securities-government sponsored entities	89	97	111	122	130	134
Equity securities	22	36	22	46	22	65
Total available for sale	$108,906	$113,213	$132,461	$138,202	$157,141	$157,964

At December 31, 2015,  we did not have any non-U.S. Government and Government agency securities that exceeded 10.0% of our equity.

Investment Securities Portfolio, Maturities and Yields.  The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, with the exception of equity securities, at December 31, 2015.  Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities. The weighted average yield does not include the impact of a tax-equivalent adjustment for bank qualified municipals.

	More than One Year		More than Five Years		More than Ten
	through Five Years		through Ten Years		Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury bonds	$6,089	3.13%	$4,488	3.84%	$2,201	4.46%	$12,778	$14,111	3.61%
Municipal bonds	1,929	4.04%	26,803	3.64%	20,332	3.59%	49,064	51,808	3.64%
Mortgage-backed securities	548	3.72%	2,364	3.36%	42,942	2.42%	45,854	45,660	2.48%
Asset-backed securities	-	-	-	-	1,188	5.05%	1,188	1,598	5.05%
Total securities available for sale	$8,566	3.37%	$33,655	3.65%	$66,663	2.89%	$108,884	$113,177	3.16%

Sources of  Funds

Deposits.  We offer a variety of deposit accounts having a range of interest rates and terms.  We currently offer regular savings deposits (consisting of Christmas Club, passbook and statement savings accounts), money market savings and checking accounts, interest bearing and non-interest bearing checking accounts (i.e., demand deposits), health savings accounts, retirement accounts, time deposits and Interest on Lawyer Accounts (“IOLA”). In addition to accounts for individuals, we also offer commercial accounts designed for the businesses operating in our market area.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits, and competition.  Our deposits are obtained from communities surrounding our offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits.  We normally do not use brokers to obtain deposits, although we have in the past and may do so in the future. At December 31, 2015 and 2014, we had $4.2 million of brokered deposits which were part of the Certificate of Deposit Account Registry Service (“CDARS”).

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, our liquidity needs, and the rates charged on other sources of funds.  We generally review our deposit mix and pricing on a weekly basis.  Our deposit pricing strategy has generally been to offer competitive rates and to be towards the top of the local market for rates on most types of deposit products.    Core deposits (defined as savings deposits, money market accounts, demand deposit accounts and other interest bearing checking accounts) represented 57.0% and 52.9% of total deposits on December 31, 2015 and 2014, respectively.

Deposits are our major source of funds for lending and other investment purposes. We may also borrow funds, primarily from the FHLBNY, to supplement the amount of funds available for lending and daily operations.  In addition, we derive funds from loan and mortgage-backed security principal repayments and prepayments and from interest and proceeds from the maturity and call of investment securities. Loans and securities payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by pricing strategies and money market conditions.

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio:

	At December 31,
	2015		2014		2013
		Percent		Percent		Percent
		of total		of total		of total
	Amount	deposits	Amount	deposits	Amount	deposits
	(Dollars in thousands)
Deposit type:
Savings	$44,613	12.09%	$42,507	10.99%	$38,833	10.00%
Money market	76,231	20.64%	78,457	20.28%	77,990	20.09%
Interest bearing demand	44,512	12.06%	46,685	12.07%	44,517	11.47%
Non-interest bearing demand	45,224	12.25%	37,162	9.60%	34,320	8.84%
Total core deposits	210,580	57.04%	204,811	52.94%	195,660	50.40%

Time deposits with original maturities of:
Three months or less	1,817	0.49%	1,466	0.38%	1,925	0.50%
Over three months to twelve months	31,954	8.66%	32,515	8.40%	40,569	10.45%
Over twelve months to twenty-four months	28,835	7.81%	30,671	7.93%	31,417	8.09%
Over twenty-four months to thirty-six months	7,853	2.13%	10,303	2.66%	10,668	2.75%
Over thirty-six months to forty-eight months	3,503	0.95%	2,695	0.70%	3,673	0.95%
Over forty-eight months to sixty months	84,358	22.85%	104,073	26.89%	103,390	26.62%
Over sixty months	255	0.07%	405	0.10%	933	0.24%
Total time deposits	158,575	42.96%	182,128	47.06%	192,575	49.60%
Total deposits	$369,155	100.00%	$386,939	100.00%	$388,235	100.00%

At December 31, 2015 and 2014, time deposits with remaining terms to maturity of less than one year amounted to $81.0 million and $104.8 million, respectively. The following table presents our time deposit accounts categorized by interest rates which mature during each of the years set forth below and the amounts of such time deposits by interest rate at December 31, 2015, 2014 and 2013.

	Period to maturity at December 31, 2015				At December 31,
	Less than One	More than One Year to	More than Two Years to	More than Three
	Year	Two Years	Three Years	Years	2015	2014	2013
	(Dollars in thousands)
Interest Rate Range
0.49% and below	$40,926	$1,884	$-	$-	$42,810	$46,007	$53,515
0.50% and 0.99%	14,176	9,606	2,238	-	26,020	29,510	29,540
1.00% and 1.99%	23,264	17,373	7,655	36,685	84,977	56,706	52,316
2.00% to 2.99%	2,642	-	-	2,126	4,768	49,730	56,474
3.00% to 5.99%	-	-	-	-	-	175	730
Total	$81,008	$28,863	$9,893	$38,811	$158,575	$182,128	$192,575

At December 31, 2015, we had $62.2 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$8,857
Over three months through six months	8,390
Over six months to twelve months	12,579
Over twelve months	32,392
Total	$62,218

Additional information regarding our deposits is included in Note 7 in the Notes to our Consolidated Financial Statements beginning on page F-1. Also, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information on sources of funds.

Short-term Borrowings.  Historically, our borrowings have consisted of a mix of short-term and long-term Federal Home Loan Bank of New York (“FHLBNY”) advances.  At December 31, 2015 and 2014, we did not hold any short-term borrowings on our balance sheet.  We have a written agreement with the FHLBNY which allows us to borrow the maximum lending values designated by the type of collateral pledged.  As of December 31, 2015, our maximum lending value was $116.3 million and was collateralized by a pledge of certain fixed-rate one- to four-family real estate loans. At December 31, 2015, securities with a book value of $11.1 million and fair value of $11.7 million were pledged for potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at December 31, 2015. The Bank has also established lines of credit with correspondent banks, currently totaling $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million is secured by a pledge of the Bank’s securities when a draw is made. The lines of credit provide for overnight borrowings through the purchase of Fed Funds, at an interest rate equal to the Fed Funds rate plus a spread. At December 31, 2015, there were no balances outstanding on these lines of credit.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	2015	2014	2013
	(Dollars in thousands)
At December 31
Amount outstanding	$-	$-	$11,650
Weighted average interest rate	-%	-%	0.39%

For the year ended December 31
Highest amount at a month-end	$-	$12,350	$14,450
Daily average amount outstanding	-	5,383	12,794
Weighted average interest rate	-%	0.38%	0.38%

Additional information regarding our borrowings is included in Note 8 in the Notes to our Consolidated Financial Statements beginning on page F-1.

Subsidiary Activities

Lake Shore Savings is the only subsidiary of Lake Shore Bancorp.    Lake Shore Savings has no subsidiaries.

Personnel

As of December 31, 2015, we had 104 full-time employees and 11 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Supervision and Regulation

General

Lake Shore Savings Bank is examined and supervised by the OCC, while Lake Shore Bancorp, Inc. and Lake Shore, MHC are examined and supervised by the Federal Reserve Board.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market interest rates.  Lake Shore Savings also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Lake Shore Savings also is regulated, to a lesser extent, by the FDIC with respect to insurance of deposit accounts and the Federal Reserve Board, with respect to reserves to be maintained against deposits and other matters.  Lake Shore Savings’ relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Lake Shore Savings’ mortgage documents.

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

Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve Board.  The CFPB assumes responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primarily regulator rather than the CFPB.

In addition to eliminating the OTS and creating the CFPB, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of consolidated capital requirements on savings and loan holding companies, required originators of securitized loans to retain a percentage of the risk for the transferred loans, regulated rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations.  The Dodd-Frank Act increased shareholder influence over boards of directors by requesting companies to give shareholders a  non-binding vote on executive compensation and so called “Golden Parachute” payments. In addition, the CFPB has finalized a rule implementing the “Ability to Pay” requirements of the Dodd-Frank Act.  The regulations generally require creditors to make a reasonable, good faith determination as to a borrower’s ability to repay most residential mortgage loans. The ruling also sets standards for mortgage servicing, loan originator compensation, and requirements for high-cost mortgages, appraisal and escrow standards.  The final rule establishes a safe harbor for certain “Qualified Mortgages,” which contain certain features deemed less risky and omit certain other characteristics considered to enhance risk.  The Ability to Repay final rules were effective January 1, 2014.

On October 3, 2015, the new TILA-RESPA Integrated Disclosure (“TRID”) rules for mortgage closings took effect for new loan applications. These new loan forms may have the effect of lengthening the time it takes to approve mortgage loans in the short term following implementation of the rule.

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

Capital Requirements.    Federal regulations require a federal savings bank to meet certain minimum capital standards.  In July 2013, the federal banking agencies issued a final rule that revised the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and the Dodd-Frank Act, which became effective on January 1, 2015.

 The revised rule established a new common equity Tier 1 (“CET1”) minimum capital requirement (4.5% of risk-weighted assets), established a uniform minimum leverage ratio of 4%, increased the minimum Tier 1 capital to risk-weighted assets requirement (from 4% to 6% of risk-weighted assets) and maintained the total capital ratio of at least 8% of risk-weighted assets.  Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 ratio of 6.5%, a Tier 1 ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%. The final rule requires unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Lake Shore Savings Bank has exercised this one-time opt-out and therefore excluded unrealized gains and losses on certain “available-for-sale” securities holdings for purposes of calculating regulatory capital.  Additional restraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests.

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

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 1,250%, assigned by federal regulations based on the risks believed inherent in the type of asset.  The new capital requirements assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

 The final rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.    The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  At December 31, 2015, Lake Shore Savings Bank’s capital exceeded all applicable minimal capital requirements.

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2015, Lake Shore Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the QTL test must either convert to a commercial bank charter or operate under specified restrictions.  The Dodd-Frank Act makes noncompliance with the QTL Test potentially subject to agency enforcement action for violation of law.  At December 31, 2015, Lake Shore Savings Bank satisfied the QTL test.

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

Even if an application is not otherwise required, every federal savings bank that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low-and moderate-income neighborhoods.  In connection with its examination of a federal savings bank, the OCC is required to assess the savings bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.  Lake Shore Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act.  The term “affiliate” for these purposes generally means any company that controls, is controlled by, or is under common control with an insured depository institution such as Lake Shore Savings Bank.  Lake Shore Bancorp, Inc. and Lake Shore, MHC are affiliates of Lake Shore Savings Bank.  In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates.  In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank.  In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices and may not involve low-quality assets.  The OCC requires savings banks to maintain detailed records of all transactions with affiliates.

Lake Shore Savings’ authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Lake Shore Savings Bank’s capital.  In addition, Lake Shore Savings Bank’s board of directors must approve extensions of credit in excess of certain limits.  Extensions of credit to executive officers are subject to additional restrictions based on the category of loan.

At December 31, 2015, Lake Shore Savings is in compliance with Regulation O.

Enforcement.    The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.  The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution.  If the OCC does not take action, the FDIC has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized federal savings banks.  For this purpose, a savings bank is placed in one of the following five categories (which were amended effective January 1, 2015 to reflect the revised regulatory capital requirements discussed earlier) based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6.5% common equity Tier 1 risk-based capital, 8% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4.5% common equity Tier 1 risk-based capital, 6% Tier 1 risk-based capital and 8% total risk-based capital);
•	undercapitalized (less than 4% leverage capital, 4.5% common equity Tier 1 risk-based capital, 6% Tier 1 risk-based capital or 8% total risk-based capital);
•	significantly undercapitalized (less than 3% leverage capital, 3% common equity Tier 1 risk-based capital, 4% Tier 1 risk-based capital or 6% total risk-based capital); and
•	critically undercapitalized (less than 2% tangible capital).

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

At December 31, 2015, Lake Shore Savings met the criteria for being considered “well-capitalized.”

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2015, the annualized FICO assessment was equal to 0.60 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System.    Lake Shore Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, Lake Shore Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2015, Lake Shore Savings was in compliance with this requirement.

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

Holding Company Regulation

General.  Lake Shore, MHC and Lake Shore Bancorp are savings and loan holding companies within the meaning of the Home Owners’ Loan Act.  As such, Lake Shore, MHC and Lake Shore Bancorp are registered with the Federal Reserve Board and are subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements.  In addition, the Federal Reserve Board has enforcement authority over Lake Shore, MHC and Lake Shore Bancorp, and their non-bank subsidiaries.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  As federal corporations, Lake Shore, MHC and Lake Shore Bancorp are generally not subject to state business organization laws.

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

Capital.    Historically, savings and loan holding companies have not been subject to regulatory capital requirements.  The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for all depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  On January 29, 2015, the Federal Reserve Board revised its Small Bank Holding Company Policy Statement (“Policy Statement”) as directed by recent federal legislation to generally raise the total consolidated asset limit for the exemption from holding company capital requirements from $500 million to $1 billion, and expand the scope of the Policy Statement to include savings and loan holding companies (SLHCs).  In conjunction with these revisions, the Federal Reserve Board proposed changes to regulatory reports effective in 2015 to lessen the reporting burden on smaller institutions.  Prior to these revisions, beginning January 1, 2015, the top-tier savings and loan holding company, Lake Shore, MHC would have been subject to the holding company capital reporting requirements when the MHC’s total consolidated assets exceeded $500 million.  However, as a result of these revisions, the MHC will be exempt from the regulatory capital requirements until consolidated assets exceed $1 billion.

Source of Strength.    The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.  Federal Reserve Board policies also provide that holding companies should pay dividends only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies may affect the ability of a savings and loan holding company to pay dividends or otherwise make capital distributions.

Waivers of Dividends by Lake Shore, MHC.  The Dodd-Frank Act requires federally-chartered mutual holding companies to give the Federal Reserve Board notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like Lake Shore, MHC, the Federal Reserve Board “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009.  Lake Shore, MHC qualifies as a grandfathered mutual holding company.  The Dodd-Frank Act further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.  The Federal Reserve Board has issued an interim final rule that also requires, as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  Lake Shore, MHC solicited its members (depositors of Lake Shore Savings Bank) to vote on the proposal to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.28 per share to be declared by the Company for the four quarters ending September 30, 2016.  On February 3, 2016, the members approved the waiver of dividends. The Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Board for their non-objection. As of March 2, 2016, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 2, 2017. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.  For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of Lake Shore Savings to make capital distributions to Lake Shore Bancorp and the waiver of dividends by Lake Shore, MHC.”

Conversion of Lake Shore, MHC to Stock Form.  Federal Reserve Board regulations permit Lake Shore, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”).  There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction.  In a Conversion Transaction, a new stock holding company would be formed as the successor to Lake Shore Bancorp (the “New Holding Company”), Lake Shore, MHC’s corporate existence would end, and certain depositors of Lake Shore Savings Bank would receive the right to subscribe for shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by stockholders other than Lake Shore, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Lake Shore Bancorp immediately prior to the Conversion Transaction.  The total number of shares of common stock held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

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

The registration under the Securities Act of 1933 of shares of the common stock in the stock offering does not cover the resale of the shares.  Shares of the common stock purchased by persons who are not affiliates of Lake Shore Bancorp may be resold without registration.  Shares purchased by an affiliate (generally officers, directors and principal shareholders) of Lake Shore Bancorp will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933.  If Lake Shore Bancorp meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Lake Shore Bancorp who complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three month period, the greater of 1% of the outstanding shares of Lake Shore Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks.  Provision may be made in the future by Lake Shore Bancorp to permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  As directed by the Sarbanes-Oxley Act, the Chief Executive Officer and Chief Financial Officer of Lake Shore Bancorp, Inc. are required to certify that its quarterly and annual reports filed with the Securities and Exchange Commission do not contain any untrue statement of a material fact.  The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of internal control over financial reporting; they have made certain disclosures to its auditors and the audit/risk committee of the Board of Directors about internal control over financial reporting; and they have included information in the quarterly and annual reports about their evaluation and whether there have been changes in internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.  Lake Shore Bancorp, Inc. has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

Item 1A.  Risk Factors.

In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

Risks Related To Our Business

Our loan portfolio includes loans with a higher risk of loss.  We originate commercial real estate loans, commercial business loans, consumer loans, and residential real estate loans (including home equity loans) primarily within our market area.  Commercial real estate, commercial business, and consumer loans, which comprised in the aggregate 35.7% of our total loan portfolio at December 31, 2015, may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.  These loans also have greater credit risk than residential real estate for the following reasons:

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

Deterioration in economic conditions in our market areas could affect the performance of our loan portfolio. Higher prices for businesses and consumers and high unemployment could negatively affect our loan portfolio, if business owners or consumers are not able to make loan payments.  A downturn in the real estate market or our national or local economy could adversely affect the value of the properties securing the loans or revenues from our borrowers’ businesses thereby increasing the risk of non-performing loans.

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

Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance for loan losses.  Our provision for loan losses in 2015 increased by $178,000, or 80.2%, to $400,000 as compared to 2014.  The increase over 2014 was partially due to a $22.6 million, or 27.6%, increase in the size of our commercial and construction loan portfolios during 2015 and due to a $79,000 charge-off related to a single impaired commercial real estate loan during 2015. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses.  If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. The increased focus on commercial loan originations has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provision for loan losses.  If we were to further increase the amount of commercial loans in our portfolio, we may decide to make increased provisions for loan losses.  In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, which may have a material adverse effect on our financial condition and results of operations.

Low demand for real estate loans may lower our profitability.    Making loans secured by real estate, including one- to four-family and commercial real estate, is our primary business and primary source of revenue.  If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans.  Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates.  Interest rates on deposit products steadily declined between 2008 and 2012 at a greater pace than the rate decline on loan products, resulting in a positive net interest margin during that time period.    Furthermore, we experienced commercial loan growth during 2010 through 2015, especially in the Erie County market area, which had a positive impact on net interest income.  However, loan demand for retail customers slowed down during 2010 through 2015, which resulted in decreasing loan interest income. If rates begin to rise, loan demand may continue to be low, and deposit expenses may increase, which could lower our profitability.

The results of our operations may be adversely affected by environmental conditions. During the course of making loans secured by real estate, we have acquired and may acquire in the future, property securing loans that are in default.  There is a risk that we could be required to investigate and clean-up hazardous or toxic substances or chemical releases at such properties after acquisition in a foreclosure action, and that we may be held liable to a governmental entity or third parties for property damage, personal injury and investigation and clean-up costs incurred by such parties in connection with such contamination.  In addition, the owner or former owners of contaminated sites may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.  We complete an environmental assessment of commercial real estate loans at the time of application. To date, we have not been required to perform any investigation or clean-up activities, nor have we been subject to any environmental claims.  There can be no assurance, however, that this will remain the case in the future.

We have opened new branches and may open additional new branches in the near future.  Opening new branches reduces our short-term profitability due to one-time fixed expenses coupled with low levels of income earned by the branches until their customer bases are built.  We opened a new branch in Snyder, New York during the second quarter of 2013.  In addition, we may continue to expand through de novo branching.  The expense associated with building and staffing new branches will significantly increase our non-interest expense, with compensation and occupancy costs constituting the largest amount of increased costs.  Losses are expected from new branches for some time as the expenses associated with it are largely fixed and typically greater than the income earned as a branch builds up its customer base.  Our management has projected that it could take approximately 24 to 36 months for new branches to become profitable after they have opened.  There can be no assurance that a branch expansion strategy will result in increased earnings, or that it will result in increased earnings within a reasonable period of time.  We expect that the success of a branching strategy will depend largely on the ability of our staff to market the deposit and loan products offered by us.  The probability of opening a new branch will depend on available site locations, the economic environment and projected demand in targeted market areas.

The results of our operations may be adversely affected if asset valuations cause other-than-temporary impairment charges. In 2013, the Company determined that one private-label asset backed security was other than temporary impaired and had a non-cash, pre-tax, impairment charge of $180,000.  We may be required to record future impairment charges on our investment securities or other assets if they suffer declines in value that are considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio or other assets in future periods. If an impairment charge is significant enough it could have a material adverse effect on the Company’s liquidity, its ability to pay dividends to shareholders, and its regulatory capital ratios.

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

The Company has developed a disaster recovery plan, which includes plans to maintain or resume operations in the event of an emergency, such as a power outage or natural disaster, and contingency plans in the event that operations or systems cannot be resumed or restored.  The disaster recovery plan is periodically reviewed and updated, and components of the disaster recovery plan are periodically tested and validated.  The Company also reviews and evaluates the disaster recovery programs of vendors which provide certain third-party systems that the Company considers critical.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, shareholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits.  Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), requires us to evaluate our internal control over financial reporting and provide an annual management report on our internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting.  The Company has established a process to document and evaluate its internal controls over financial reporting in order to satisfy the Sarbanes-Oxley Act and related regulations, which require management consideration of the Company’s internal controls over financial reporting on an annual basis.  In this regard, management has dedicated internal resources and adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) maintain a continuous internal reporting and improvement process for internal control over financial reporting.  The Company’s management and audit/risk committee have made the Company’s compliance with Section 404 a high priority.  The Company cannot be certain that these measures will ensure that the Company implements and maintains adequate controls over its financial processes and reporting in the future.  Any failure to implement appropriate new or improved controls in response to changes in financial processes or reporting, or difficulties encountered in their implementation could harm the Company’s operating results or cause the Company to fail to meets its reporting obligations.  If the Company fails to correct any significant deficiencies in the design or operating effectiveness of internal controls over financial reporting or fails to prevent fraud, current and potential shareholders and depositors could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its stock.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses. Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, credit, compliance and operational risks. While we use a diverse set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

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

Risks Related To Recent Developments And The Banking Industry Generally

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations. Lake Shore Savings and Lake Shore Bancorp and Lake Shore, MHC are subject to extensive regulation, supervision and examination by the OCC and the Federal Reserve Board.  Such regulation and supervision governs the activities in which an institution and its holding companies may engage and are intended primarily for the protection of federal deposit insurance funds and the depositors and borrowers of Lake Shore Savings, rather than for our stockholders.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.  Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms.  These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations, and our interpretation of those changes.

The Dodd-Frank Act has significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies have been given significant discretion in drafting the implementing rules and regulations, many of which are not in final form.  The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets.  Banks with $10 billion or less in assets continue to be examined for compliance with consumer laws by their primary bank regulators.  The Dodd-Frank Act also weakened the federal preemption rules that have been applicable for national banks and federal savings banks, and gives state attorneys general the ability to enforce federal consumer protection laws.

The full impact of the Dodd-Frank Act on our business will not be known until all regulations affecting community banks under the statute are implemented.  As a result, at this time we do not know the full extent to which the Dodd-Frank Act will impact our business, operations or financial condition.  However, compliance with the Dodd-Frank Act and its implementing regulations and policies has already resulted in changes to our business and operations, as well as additional costs, and has diverted management’s time from other business activities, which adversely affects our financial condition and results of operations.

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

Lake Shore, MHC solicited its members (the depositors of Lake Shore Savings Bank) to vote on the proposal to waive dividends and on February 3, 2016, the members approved the waiver of dividends. The Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Board for their non-objection. As of March 2, 2016, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 3, 2017. It is expected that Lake

Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.

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

We are subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital or constrain us from paying dividends or repurchasing shares. In July 2013, the federal banking agencies approved a new rule that substantially amends the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule included new minimum risk-based capital and leverage ratios, which became effective for Lake Shore Savings on January 1, 2015 and refined the definition of what constitutes “capital” for purposes of calculating these ratios.  The  new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for Lake Shore Savings could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

 New regulations could restrict our ability to originate and sell mortgage loans.  The CFPB has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the ability-to-repay standard.

Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (generally, those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);
•	interest-only payments;
•	negative-amortization; and
•	terms longer than 30 years.

Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan, and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, among other requirements.  The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could limit our growth or profitability.

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

Our stock price may be volatile due to limited trading volume. Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in Lake Shore Bancorp’s common stock has been relatively small, averaging less than 3,000 shares per day during 2015. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Item 1B.  Unresolved Staff Comments.

                None.

Item 2.  Properties.

We conduct our business through our corporate headquarters, administrative offices, and eleven branch offices.  At December 31, 2015, the net book value of the computer equipment and other furniture, fixtures, and equipment at our offices totaled $1.2 million. For more information, see Note 6 and Note 9 in the Notes to our Consolidated Financial Statements.

	Leased or	Original	Net Book Value
Location	Owned	Date Acquired	December 31, 2015
	(Dollars in thousands)
Corporate Headquarters
31 East Fourth Street
Dunkirk, NY 14048	Owned	2003	$798
Branch Offices:
Chautauqua County branches
128 East Fourth Street
Dunkirk, NY 14048	Owned/Leased(1)	1930	696
30 East Main Street
Fredonia, NY 14063	Owned	1996	612
1 Green Avenue, WE
Jamestown, NY 14701	Owned/Leased(2)	1996	544
115 East Fourth Street
Jamestown, NY 14701	Owned	1997	376
106 East Main Street
Westfield, NY 14787	Owned/Leased(3)	1998	118
Erie County branches
5751 Transit Road
East Amherst, NY 14051	Owned	2003	972
3111 Union Road
Orchard Park, NY 14127	Leased(4)	2003	400
59 Main Street
Hamburg, NY 14075	Leased(5)	2005	737
3438 Delaware Avenue
Kenmore, NY 14217	Owned	2008	1,090
570 Dick Road
Depew, NY 14043	Leased(6)	2009	60
4950 Main Street
Snyder, NY 14226	Owned	2012	1,242
Administrative Offices:
125 East Fourth Street
Dunkirk, NY 14048	Owned	1995	155
123 East Fourth Street
Dunkirk, NY 14048	Owned	1995	80
415 Washington Avenue
Dunkirk, NY 14048	Owned	2010	53

(1) The building is owned.  Additional parking lot is leased.  The lease expires in 2019.
(2) The building is owned.  The land is leased. The lease expires in 2020.
(3) The building is owned. Additional parking lot is leased. The lease expires in 2016, but has an automatic one-year renewal option.
(4) The lease expires in 2017.

(5) The lease expires in 2028.

(6) The lease expires in 2019.

Item 3. Legal Proceedings.

At December 31, 2015, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Lake Shore Bancorp, Inc. common stock trades on the Nasdaq Global Market under the symbol “LSBK”.  The table below shows the reported high and low sales prices of the common stock during the periods indicated.

	Sales Price		Dividend Information
Period	High	Low	Amount Per Share	Date of Payment

2014
First quarter	$12.52	$12.20	$0.07	March 18, 2014
Second quarter	12.50	12.25	0.07	May 21, 2014
Third quarter	13.02	11.95	0.07	August 19, 2014
Fourth quarter	14.00	12.50	0.07	November 18, 2014

2015
First quarter	$14.00	$13.00	$0.07	March 10, 2015
Second quarter	15.85	13.20	0.07	May 22, 2015
Third quarter	14.35	13.08	0.07	August 18, 2015
Fourth quarter	13.80	13.15	0.07	November 19, 2015

The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend, dependent upon our earnings, financial condition and other relevant factors. Refer to Part I, Item 1. “Business – Supervision and Regulation - Federal Banking Regulations - Capital Distributions” and “Business – Supervision and Regulation - Holding Company Regulation -  Source of Strength and Waivers of Dividends by Lake Shore, MHC” and Part I, Item 1a. “Risk Factors – Risks Related to Recent Developments and The Banking Industry Generally”  above for information on the possible restriction of dividend payments and MHC dividend waivers.

As of March 24,  2016 there were approximately 806 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) of Lake Shore Bancorp, Inc. common stock.

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended December 31, 2015:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1) (2)

October 1 through October 31, 2015	10,000	$13.55	10,000	6,510
November 1 through November 30, 2015	-	-	-	6,510
December 1 through December 31, 2015	5,100	13.55	5,100	117,701
Total	15,100	$13.55	15,100	117,701

_____________

(1) On November 17, 2010, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 116,510 shares of our outstanding common stock. This amount represented 5% of our outstanding stock not owned by the MHC as of November 23, 2010. The plan ended on December 11, 2015 with 1,410 shares remaining to be purchased.

(2) On December 11, 2015, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 117,701 shares of our outstanding common stock. This amount represented approximately 5% of our outstanding stock not owned by the MHC as of December 11, 2015. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

Item 6.  Selected Financial Data.

Our selected consolidated financial and other data is set forth below, which is derived in part from, and should be read in conjunction with, our audited consolidated financial statements and notes thereto as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013, beginning on page F-1 of this Form 10-K. Our selected consolidated financial and other data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 are from audited consolidated financial statements and notes not included in this Form 10-K.

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Selected financial condition data:
Total assets	$473,385	$487,471	$482,167	$482,387	$488,597
Loans, net	297,101	284,853	277,345	272,933	275,068
Securities available for sale	113,213	138,202	157,964	159,368	164,165
Federal Home Loan Bank stock	1,454	1,375	1,560	1,852	2,219
Total cash and cash equivalents	34,227	35,811	17,202	19,765	23,704
Total deposits	369,155	386,939	388,235	378,543	379,798
Short-term borrowings	-	-	11,650	11,200	6,910
Long-term debt	21,150	18,950	7,850	14,400	27,230
Total stockholders' equity	73,876	71,630	65,271	66,985	63,947
Allowance for loan losses	1,985	1,921	1,813	1,806	1,366
Non-performing loans	4,668	4,729	4,606	2,420	2,798
Non-performing assets	5,380	5,130	5,187	3,000	3,113

	For the year ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Selected operating data:
Interest income	$17,587	$17,879	$18,614	$19,650	$20,765
Interest expense	2,757	3,348	3,556	4,603	5,636
Net interest income	14,830	14,531	15,058	15,047	15,129
Provision for loan losses	400	222	105	656	415
Net interest income after provision for loan losses	14,430	14,309	14,953	14,391	14,714
Total non-interest income	2,707	2,235	2,092	2,030	1,666
Total non-interest expense	13,083	12,819	12,334	11,811	11,307
Income before income taxes	4,054	3,725	4,711	4,610	5,073
Income taxes	716	567	968	984	1,393
Net income	$3,338	$3,158	$3,743	$3,626	$3,680
Basic earnings per common share	$0.57	$0.55	$0.66	$0.64	$0.65
Diluted earnings per common share	$0.56	$0.55	$0.65	$0.64	$0.65
Dividends declared per share	$0.28	$0.28	$0.28	$0.25	$0.28

	At or for the year ended December 31,
	2015	2014	2013	2012	2011
Selected financial ratios and other data
Performance ratios:
Return on average assets	0.70%	0.65%	0.77%	0.74%	0.76%
Return on average equity	4.57%	4.58%	5.64%	5.47%	6.15%
Dividend payout ratio(1)	50.00%	50.91%	43.08%	39.06%	43.08%
Interest rate spread(2)	3.18%	3.06%	3.19%	3.07%	3.14%
Net interest margin(3)	3.34%	3.21%	3.34%	3.26%	3.34%
Efficiency ratio(4)	74.60%	76.46%	71.92%	69.16%	67.32%
Non-interest expense to average total assets	2.73%	2.63%	2.55%	2.40%	2.34%
Average interest-earning assets to average interest-bearing liabilities	125.03%	120.93%	119.39%	119.69%	116.58%
Book value per share(5)	$12.31	$11.96	$11.03	$11.32	$10.77

Capital ratios:
Common Equity Tier 1 capital to risk-weighted assets(6)(7)	24.21%	n/a	n/a	n/a	n/a
Total risk-based capital to risk-weighted assets(6)	24.93%	25.71%	25.08%	23.77%	21.81%
Tier 1 risk-based capital to risk-weighted assets(6)	24.21%	24.95%	24.36%	23.04%	21.27%
Tangible capital to tangible assets(6)	14.31%	13.16%	12.75%	12.14%	11.18%
Tier 1 leverage (core) capital to adjustable tangible assets(6)	14.31%	13.16%	12.75%	12.14%	11.18%
Equity to total assets	15.61%	14.69%	13.54%	13.89%	13.09%

Asset quality ratios:
Non-performing loans as a percent of total net loans	1.57%	1.66%	1.66%	0.89%	1.02%
Non-performing assets as a percent of total assets	1.14%	1.05%	1.08%	0.62%	0.64%
Allowance for loan losses as a percent of total net loans	0.67%	0.67%	0.65%	0.66%	0.50%
Allowance for loan losses as a percent of non-performing loans	42.52%	40.62%	39.36%	74.63%	48.82%

Other data:
Number of full service offices	11	11	11	10	10
Number of full-time equivalent employees	109	108	109	109	108

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

(5)Represents shareholders equity divided by outstanding shares.

(6)Represents the capital ratios of Lake Shore Savings Bank since Lake Shore Bancorp, Inc., as a savings and loan holding company with less than $1.0 billion in consolidated assets is not subject to formula-based capital requirements at the holding company level.

(7)Effective January 1, 2015, Lake Shore Savings Bank became subject to new capital requirements adopted by the OCC. The new requirements resulted in the creation of a new required ratio for common equity Tier 1 (“CET1”) capital.

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

Due to improvements in the housing market and unemployment rate, the Federal Reserve increased the Federal Funds rate by 25 basis points to 0.25%-0.50% at its December 2015 meeting, the first increase in seven years.  The Federal Reserve has indicated that it will continue to assess both realized and expected progress towards its dual  mandates of maximum employment and a 2% inflation rate  prior to future rate increases.  At the December 2015 meeting, the Federal Reserve indicated that economic conditions may, for some time, warrant keeping the target federal funds rate below normal.  As a result, there is uncertainty about the timing of future rate increases.

Furthermore, the Federal Reserve will maintain its existing policy to reinvest cash flow received on its investment portfolio back into agency mortgage backed securities and treasury bonds until the level of the federal funds rate stabilizes.  This action will continue to exert downward pressure on long-term rates.  Current interest rates on residential mortgage loans remain very low compared to historical yields.  We will continue to closely monitor the impact of the national and regional economy on our net interest margin, results of operations and critical risk areas, including interest rate risk and credit risk.

As discussed further above in Part I, Item 1 “Business - Supervision and Regulation,” since October 2008, numerous legislative actions, including the Dodd-Frank Act, have been taken in response to the financial crisis affecting the banking system and financial markets.    While we do not know all the possible outcomes from these initiatives, we can anticipate that the Company will need to dedicate more resources to ensure compliance with new legislation and regulations, which impacts profitability.  There can be no assurance as to the actual impact any governmental program will have on the financial markets or our financial condition and results of operations.  We remain active in monitoring these developments and supporting the interests of our stockholders.

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

Lending.  Historically, our lending portfolio has consisted predominantly of residential one- to four-family mortgage loans.  At December 31, 2015 and 2014, we held $157.6 million and $167.8 million of residential one- to four-family mortgage loans (including loans to finance the construction of one- to four-family homes), respectively, which constituted 53.2% and 59.1% of our total loan portfolio, at such respective dates. Due to the interest rate risk inherent in holding long-term, fixed rate one- to four-family real estate loans in our portfolio in a potential rising interest rate environment, we have been strategically focused on increasing the originations of commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate.  We have also focused on commercial business lending to small businesses, including business installment loans, lines of credit and other commercial loans. These types of commercial loans are generally made at higher interest rates and for shorter terms than one- to four-family real estate loans, which reduced the Bank’s interest rate risk.  At December 31, 2015 and 2014, our commercial real estate loan portfolio (including loans to finance the construction of commercial real estate) consisted of loans totaling

$88.5 million and $68.2 million, respectively, or 29.9% and 24.0%, respectively, of total loans. At December 31, 2015 and 2014, our commercial business loan portfolio consisted of loans totaling $15.7 million and $13.5 million, respectively, or 5.3% and 4.7%, respectively, of total loans. Other loan products offered to our customers include home equity lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. In the fourth quarter of 2014 and throughout 2015, we sold low-yield long-term (generally 30 years) conforming fixed rate one- to four-family residential loans that we originated, as part of our interest rate risk strategy and asset/liability management, and plan to continue to do so in the future, as it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential mortgage loans.

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

At December 31, 2015 and 2014, we had $113.2 million and $138.2 million, respectively, invested in securities available for sale, the majority of which are Treasury securities, agency collateralized mortgage obligation securities (“CMOs”), agency mortgage-backed securities and municipal securities. During 2015, we sold $9.8  million of our investment securities to manage interest rate risk, fund loans and offset decreases in time deposit balances. Furthermore, payments received on the investment portfolio were not reinvested into securities, but were used instead for liquidity purposes to fund loans and manage interest rate risk. These actions resulted in a $25.0 million, or 18.1%, decrease in the investment portfolio. At December 31, 2015, we had a net unrealized gain in the investment portfolio of $4.3 million.

Asset-Liability Strategy.    Our business consists primarily of originating one- to four-family residential real estate loans and commercial real estate loans secured by property in our market area and investing in residential mortgage backed securities, CMOs and municipal securities. One- to four-family residential real estate loans generally involve a lower degree of credit risk and carry a lower yield than commercial real estate and commercial business loans. The average maturity of residential real estate loans is longer than that for commercial loans. Our loans are primarily funded by time deposits, which typically mature within 2 years on average and core deposits (i.e. checking, savings and money market accounts). As a result, we are exposed to interest rate risk, as our interest-bearing liabilities will mature or re-price more quickly than our interest-earning assets in a rising rate environment. We maintain substantial liquid resources to help mitigate interest rate risk. Although we plan to continue to originate one- to four-family residential mortgage loans going forward, we have been and intend to continue to increase our focus on the origination of commercial real estate loans and commercial business loans, which generally have higher returns and shorter durations than one- to four-family residential real estate loans. As part of our asset liability strategy, we review the duration of assets on our balance sheet, and if necessary, we may sell loans or securities to help manage our interest rate risk. Our strategy also involves managing interest expense. During 2015, we have decreased the amount of higher rate time deposits and have concentrated on building lower-cost core deposits, with a focus on building commercial relationships, in order to help reduce and control our cost of funds. As part of our strategy to expand our commercial loan portfolio, we expect to attract lower cost core deposits as part of these borrower relationships. We offer competitive rates on a variety of deposit products to meet the needs of our customers and we promote long term deposits, where necessary, to meet asset-liability goals. We also consider borrowed funds or derivatives as an opportunity to extend the duration of liabilities, as needed. On March 17, 2016, the Company sold U.S. treasury bonds with an amortized cost of $12.8 million and gross gains of $1.6 million during the ordinary course of business. The sale of these securities will allow the Company to reinvest the proceeds into higher yield, shorter duration commercial loans.

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

Critical Accounting Policies

It is management’s opinion that accounting estimates covering certain aspects of our business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates.  Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance for loan losses required for probable credit losses and the material effect that such judgments can have on the results of operations.  Management’s monthly evaluation of the adequacy of the allowance considers our historical loan loss experience, review of specific loans, current economic conditions, and such other factors considered appropriate to estimate loan losses.  Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions, or economic conditions.  Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in our local market areas, concentrations of risk and decline in local property values. The Company’s determination as to the amount of its allowance for loan losses is subject to review by its bank regulators, which can require the establishment of additional loss allowances. Refer to Note 5 of the Notes to Consolidated Financial Statements for more information on the allowance for loan losses.

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

Other than Temporary Impairment on Investment

During 2013, a $180,000 OTTI write-down was recorded on one private-label asset-backed security, as management concluded that there was substantial doubt about the ability of the issuer to meet the financial commitments under the security for the projected life of the investment, due to an increased risk of default or risk that full and timely repayment of principal and interest would not be achieved.  This conclusion was reached through calculating expected returns using a discounted cash flow model with assumptions that were

either equal to or more conservative than actual prepayment speeds, annual default rates and loss severity ratios.    In 2014, management sold this particular private-label, asset-backed security due to the ongoing uncertainty surrounding its value.  The bond was sold in March 2014 with an overall loss on the sale of approximately $101,000.  The loss on sale was recorded in the non-interest income section of the Consolidated Statements of Income, within the “Net gain on sale of securities available for sale” line item.  There were no OTTI write-downs during 2015 or 2014.

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

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2015			December 31, 2014			December 31, 2013
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$23,375	$22	0.09%	$26,832	$17	0.06%	$18,922	$14	0.07%
Securities(1)	129,043	3,813	2.95%	149,389	4,522	3.03%	159,854	4,793	3.00%
Loans	292,240	13,752	4.71%	276,360	13,340	4.83%	271,705	13,807	5.08%
Total interest-earning assets	444,658	17,587	3.96%	452,581	17,879	3.95%	450,481	18,614	4.13%
Other assets	33,903			34,143			34,100
Total assets	$478,561			$486,724			$484,581

Interest-bearing liabilities
Demand & NOW accounts	$44,631	$39	0.09%	$45,582	$54	0.12%	$42,285	$48	0.11%
Money market accounts	75,879	167	0.22%	78,690	260	0.33%	73,923	269	0.36%
Savings accounts	44,340	30	0.07%	41,496	43	0.10%	38,797	40	0.10%
Time deposits	170,411	2,044	1.20%	188,180	2,585	1.37%	198,529	2,833	1.43%
Borrowed funds	19,349	391	2.02%	19,194	304	1.58%	22,608	262	1.16%
Other interest-bearing liabilities	1,043	86	8.25%	1,110	102	9.19%	1,174	104	8.86%
Total interest-bearing liabilities	355,653	2,757	0.78%	374,252	3,348	0.89%	377,316	3,556	0.94%
Other non-interest bearing liabilities	49,914			43,489			40,867
Stockholders' equity	72,994			68,983			66,398
Total liabilities & stockholders' equity	$478,561			$486,724			$484,581
Net interest income		$14,830			$14,531			$15,058
Interest rate spread			3.18%			3.06%			3.19%
Net interest margin			3.34%			3.21%			3.34%

(1)	The tax equivalent adjustment for bank qualified municipals results in rates of 3.76%, 3.76% and 3.64% for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Compared to			Compared to
	Year Ended December 31, 2014			Year Ended December 31, 2013
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$7	$(2)	$5	$(2)	$5	$3
Securities	(106)	(603)	(709)	45	(316)	(271)
Loans, including fees	(341)	753	412	(701)	234	(467)
Total interest-earning assets	(440)	148	(292)	(658)	(77)	(735)
Interest-bearing liabilities:
Demand & NOW accounts	(14)	(1)	(15)	2	4	6
Money market accounts	(84)	(9)	(93)	(26)	17	(9)
Savings accounts	(16)	3	(13)	-	3	3
Time deposits	(310)	(231)	(541)	(104)	(144)	(248)
Total deposits	(424)	(238)	(662)	(128)	(120)	(248)
Other interest-bearing liabilities:
Borrowed funds & other	75	(4)	71	90	(50)	40
Total interest-bearing liabilities	(349)	(242)	(591)	(38)	(170)	(208)
Total change in net interest income	$(91)	$390	$299	$(620)	$93	$(527)

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Total assets at December 31, 2015 were $473.4 million, a decrease of $14.1 million, or 2.9%, from $487.5 million at December 31, 2014.  The decrease in total assets was primarily due to a $25.0 million decrease in securities available for sale and a $1.6 million decrease in cash and cash equivalents partially offset by a $12.2 million increase in loans receivable, net.

Cash and cash equivalents decreased by $1.6 million, or 4.4%, from $35.8 million at December 31, 2014 to $34.2 million at December 31, 2015.  The decrease was primarily attributed to a  $57.4 million cash outflow for loan originations and a $17.8 million decrease in total deposits, partially offset by a $64.2 million cash inflow from receipt of principal paydowns and maturities on the investment and loan portfolios and $9.8  million in proceeds from sales of available for sale securities that were not subsequently re-invested into the investment portfolio.

Securities available for sale decreased by $25.0 million, or 18.1%, to $113.2 million at December 31, 2015 compared to $138.2 million at December 31, 2014.  The decrease was primarily due to the receipt of $14.0 million in principal paydowns and maturities on the investment portfolio and proceeds from $9.8  million in sales of available for sale securities that were not subsequently re-invested into the investment portfolio. The Company currently maintains higher levels of liquid assets to position itself to take advantage of shifts in market interest rates and to manage interest rate risk. The decrease was also due to a $1.5 million decrease in the market value (before taxes) of the securities available for sale portfolio during the year ended December 31, 2015 due to an increase in market interest rates.

Net loans receivable increased during the year ended December 31, 2015 as shown in the table below:

	At December 31,	At December 31,	Change
	2015	2014	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$157,307	$167,840	$(10,533)	(6.3)%
Home equity	32,770	32,337	433	1.3%
Commercial	83,967	68,238	15,729	23.1%
Construction	4,849	449	4,400	980.0%
Total real estate loans	278,893	268,864	10,029	3.7%
Other Loans:
Commercial	15,741	13,467	2,274	16.9%
Consumer	1,507	1,495	12	0.8%
Total gross loans	296,141	283,826	12,315	4.3%
Allowance for loan losses	(1,985)	(1,921)	(64)	3.3%
Net deferred loan costs	2,945	2,948	(3)	(0.1)%
Loans receivable, net	$297,101	$284,853	$12,248	4.3%

The increase in net loans receivable was primarily due to an increase in commercial real estate loans, construction loans and commercial business loans, partially offset by a decrease in residential, one- to four-family real estate loans. As fixed rate one- to four-family residential real estate loans present additional interest rate risk to our loan portfolio as a result of the longer duration of these types of assets, we remained strategically focused in 2015 on originating shorter duration commercial real estate and commercial business loans to diversify our asset mix, to reduce interest rate risk, to take advantage of the opportunities available to serve small businesses in our market area, and to maintain the net interest margin. In 2015, we sold low-yield long-term (generally 30 years) conforming fixed rate one- to four-family residential loans that we originated, as part of our interest rate risk strategy and asset/liability management, and plan to continue to do so in the future, as it is deemed appropriate.

The table below shows changes in deposit balances by type of deposit account between December 31, 2015 and December 31, 2014:

	At December 31,	At December 31,	Change
	2015	2014	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$45,224	$37,162	$8,062	21.7%
Interest bearing	44,512	46,685	(2,173)	(4.7)%
Money market	76,231	78,457	(2,226)	(2.8)%
Savings	44,613	42,507	2,106	5.0%
Time deposits	158,575	182,128	(23,553)	(12.9)%
Total deposits	$369,155	$386,939	$(17,784)	(4.6)%

            The decrease in total deposits was primarily due to a decrease in time deposits, partially offset by net growth in core deposits during 2015. Time deposits have decreased as certificate of deposit customers have sought higher yields elsewhere. The growth in core deposits was the result of the Company’s continued strategic focus on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expenses.

Our borrowings, consisting of advances from the FHLBNY, increased by $2.2 million, or 11.6%, from $19.0 million at December 31, 2014 to $21.2 million at December 31, 2015.  The increase was due to $2.2 million of new long-term debt that the Company incurred in order to lock in fixed interest rates. The  Company plans to use the funds received from the borrowing to pay off long-term debt scheduled to mature during the first quarter of 2016.

Total stockholders’ equity increased by $2.2 million, or 3.1%, from $71.6 million at December 31, 2014 to $73.9 million at December 31, 2015.  The increase in stockholders’ equity was  primarily due to net income of $3.3 million and a $615,000 increase in additional paid in capital resulting from stock option exercises during the year ended December 31, 2015, partially offset by $746,000 of common stock purchases, $611,000 in cash dividends paid and $677,000 in other comprehensive income during the year ended December 31, 2015.

Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014

General.    Net income was $3.3 million for the year ended December 31, 2015, or $0.56 per diluted share, an increase of $180,000, or 5.7%, compared to net income of $3.2 million, or $0.55 per diluted share, for the year ended December 31, 2014.  The increase in net income was due to a $472,000 increase in non-interest income and a $299,000 increase in net interest income, partially offset by a $264,000 increase in non-interest expenses, a $178,000 increase in provision for loan losses and a $149,000 increase in income tax expense.

Net Interest Income.  Net interest income increased by $299,000, or 2.1%, to $14.8 million for the year ended December 31, 2015 compared to $14.5 million for the year ended December 31, 2014.  Interest income and interest expense both decreased for the year ended December 31, 2015 when compared to the year ended December 31, 2014. Interest rate spread and net interest margin were 3.18% and 3.34%, respectively, for the year ended December 31, 2015 compared to 3.06% and 3.21%, respectively, for the year ended December 31, 2014. The increase in the interest rate spread and net interest margin for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was due to an 11 basis points decrease in the average interest rate paid on interest-bearing liabilities and to a lesser extent by a 1 basis point increase in the average interest rate earned on interest earning assets.

Interest Income.    Interest income decreased by $292,000, or 1.6%, to $17.6 million for the year ended December 31, 2015 compared to $17.9 million for the year ended December 31, 2014 primarily due to a decrease in investment interest income. Investment interest income decreased by $709,000, or 15.7%, from $4.5 million for the year ended December 31, 2014 to $3.8 million for the year ended December 31, 2015 due to a decrease in the average balance of the investment portfolio from $149.4 million for the year ended December 31, 2014 to $129.0 million for the year ended December 31, 2015. The decrease in the average balance of the investment portfolio was partially due to the Company’s strategy to reinvest paydowns received on the securities portfolio into loan originations and shorter term cash and cash equivalents in order to be in a better position to take advantage of future increases in market interest rates. The Company also sold $9.8  million of securities during the year ended December 31, 2015. The sale of securities allowed the Bank to improve its liquidity position and to shorten the duration of its assets in order to reduce interest rate risk. The average yield on the investment portfolio decreased by eight basis points from 3.03% for the year ended December 31, 2014 to 2.95% for the year ended December 31, 2015, as a result of the declining portfolio balance of higher yielding securities. Loan interest income increased by $412,000, or 3.1%, to $13.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to an increase in the average balance of the loan portfolio from $276.4 million for the year ended December 31,

2014 to $292.2 million for the year ended December 31, 2015. The increase in the average balance of the loan portfolio was primarily due to increases in the average balances of commercial real estate loans, commercial loans,   home equity and construction loans partially offset by a decrease in the average balance of one- to four-family real estate loans. The average yield on the loan portfolio decreased 12 basis points from 4.83% for the year ended December 31, 2014 to 4.71% for the year ended December 31, 2015. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off or on legacy loans remaining in the portfolio, as a result of the current low interest rate environment.

Interest Expense.  Interest expense decreased $591,000, or 17.7% for the year ended December 31, 2015 to $2.8 million compared to $3.3 million for the year ended December 31, 2014.  The interest paid on deposits decreased by $662,000, or 22.5%, to $2.3 million for the year ended December 31, 2015 when compared to the year ended December 31, 2014, primarily due to a 15 basis points decrease in the average rate paid on deposits and an $18.7 million decrease in average deposits. The average balance of deposits for the year ended December 31, 2015 was $335.3 million with an average rate of 0.68% compared to the average balance of deposits of $353.9 million and an average rate of 0.83% for the year ended December 31, 2014. The decrease in the average balance of deposits was primarily due to a decrease in time deposits as customers have sought higher yields elsewhere. The decrease in the average rate paid on deposits was due to the continued low interest rate environment during 2015 and due to the shift in the deposit mix towards low cost core deposits. The interest expense related to advances from the FHLBNY increased $87,000, or 28.6%, to $391,000 for the year ended December 31, 2015 when compared to $304,000 for the year ended December 31, 2014 as a result of an increase in the average rate paid on FHLBNY advances. The increase in the average rate paid on FHLBNY advances from 1.58% for the year ended December 31, 2014 to 2.02% for the year ended December 31, 2015 was primarily due to the refinancing of short-term borrowings into long-term debt during 2014 to lock in low long-term fixed rates and manage interest rate risk. The average balance in advances from FHLBNY increased $155,000 from $19.2 million for the year ended December 31, 2014 to $19.3 million for the year ended December 31, 2015.

Provision for Loan Losses.    A provision to the allowance for loan losses of $400,000 was recorded during the year ended December 31, 2015, which was a $178,000 increase in comparison to the provision recorded during the year ended December 31, 2014.  Net charge-offs were $336,000 for the year ended December 31, 2015 compared to $114,000 for the year ended December 31, 2014. Non-performing loans remained steady at $4.7 million at December 31, 2015 and 2014, representing 1.57% and 1.66%, respectively, of total loans.

During the year ended December 31, 2015, the Company recorded a $276,000 provision for loan losses on commercial real estate loans. This provision included $197,000 to reflect losses inherent in new loan originations based on historical loss ratios and other qualitative factors, as well as $79,000 for a charge-off related to a single impaired commercial real estate loan. The Company recorded a $38,000 provision for loan losses on consumer loans to reflect net charge-offs recorded during the year ended December 31, 2015. A  $59,000 provision for loan losses was recorded on construction loans to reflect losses inherent in new loan originations based on historical loss ratios and other qualitative factors.  The provision for loan losses was offset by a $44,000 credit for loan losses on one- to four-family real estate loans during the year ended December 31, 2015, primarily due to a review of the historical losses relating to these types of loans. The Company determined an adjustment was necessary due to a decrease in the historical average net charge-off rate on one- to four-family real estate loans for the last five years. This decrease was also partially due to a decrease in one- to four-family real estate loan balances during the year ended December 31, 2015. The Company recorded a $35,000 provision for loan losses related to charge-offs on home equity loans and a $4,000 provision primarily related to an increase in commercial business loan balances. During the year ended December 31, 2015, the Company recorded an unallocated provision for loan losses of $32,000. This unallocated provision reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the year ended December 31, 2014, the Company recorded a $175,000 provision for loan losses on one- to four-family and home equity loans primarily due to changes in the related environmental factors used to qualitatively assess inherent losses in the loan portfolio and an increase in classified loan balances.  During the year ended December 31, 2014, the Company recorded a $59,000 provision for loan losses on commercial real estate loans due to an increase in loan balances during 2014 and a $44,000 provision for loan losses on consumer loans related to net charge-offs. The provisions for loan losses were partially offset by a $9,000 credit for loan losses on commercial business loans during the year ended December 31, 2014, primarily due to changes in the environmental factors used to qualitatively assess inherent losses. The environmental change was specifically related to a decrease in the historical average of net charge-offs on these commercial business loans. The provision for loan losses were also partially offset by a $47,000 unallocated credit for loan losses. The unallocated credit reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies to estimate an allowance for loan losses.

Refer to Note 5 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-interest Income.    Non-interest income increased $472,000, or 21.1%, from $2.2 million for the year ended December 31, 2014 to $2.7 million for the year ended December 31, 2015. The increase was primarily due to a $381,000 increase in the net gain on the sales of securities during the year ended December 31, 2015.  The increase was also due to a $66,000 increase in the net gain on sale of loans resulting from a $7.7 million increase in the sale of one- to four-family real estate loans during the year ended December 31, 2015 as compared to the prior year. Furthermore, there was a $22,000 increase in service charges and fees during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Non-interest Expenses.  Non-interest expenses increased $264,000, or 2.1%, from $12.8 million for the year ended December 31, 2014 to $13.1 million for the year ended December 31, 2015.  Salaries and employee benefits expense increased $267,000, or 4.0%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was primarily due to annual salary increases, the hiring of an executive vice president for commercial lending in August 2014, higher health insurance costs and additional expense for stock grants awarded during 2014 and 2015, partially offset by a higher volume of deferred salaries related to commercial loan originations.  Data processing expenses increased $221,000, or 27.6%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the costs associated with the implementation of new mobile banking, online banking and loan origination technology and related software. Occupancy and equipment expense increased $91,000, or 4.2%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to increases in software maintenance costs and depreciation expense related to the implementation of new or updated bank technology. Professional services decreased by $222,000, or 19.1%, for the year ended December 31, 2015 when compared to the year ended December 31, 2014 primarily due to lower consulting costs and transfer of third party item processing and online banking services to our core processor, resulting in transfer of associated expenses to the Data Processing line item.  Advertising expenses decreased $67,000, or 15.6%, from $429,000 for the year ended December 31, 2014 to $362,000 for the year ended December 31, 2015, primarily due to higher costs in 2014 related to the development of a new marketing campaign. Postage and supplies increased $47,000, or 19.3%, from $244,000 for the year ended December 31, 2014 to $291,000 for the year ended December 31, 2015, primarily due to costs related to the production of EMV (Europay, MasterCard, and Visa) chip enabled debit cards. Other expenses decreased $78,000, or 7.0%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to an increase in net gains on the sale of foreclosed properties in 2015.

Income Taxes Expense.  Income tax expense increased by $149,000, or 26.3%, from $567,000 for the year ended December 31, 2014 to $716,000 for the year December 31, 2015, resulting in an effective tax rate of 17.7%. The increase in income tax expense was primarily due to an increase in taxable income during the year ended December 31, 2015. Beginning in 2015, due to recent reforms in New York State that merged the bank and corporate tax laws, the Company became eligible for a deduction that allows the Company to subtract half of the net interest income received from qualifying loans. This change effectively eliminated the

Company’s New York State tax on income, resulting in it being taxed on its apportioned capital. However, because of the change in New York State corporate tax law, the Company will not generate sufficient taxable income within New York State to realize its state deferred tax assets. Accordingly, management believes that it is more likely than not that the Company will not realize its state deferred tax asset and a valuation allowance was recorded during the year ended December 31, 2015, resulting in a one-time tax expense of $79,000 for state deferred tax assets recorded before 2015.  The Company continued in 2015 to record an additional valuation allowance of $85,000 related to New York State tax and additional deferred taxes created in 2015.  Without the one-time tax effect for 2015, the effective tax rate would have increased to 15.7% for the year ended December 31, 2015, compared to 15.2% for the year ended December 31, 2014. This increase would have been primarily a result of a decrease in the mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance related to the pre-tax income for 2015, partially offset by the elimination of the New York State tax on income resulting from the reform in New York State corporate tax law.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures.  Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, interest earning deposits at other financial institutions and funds provided from operations.  We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of December 31, 2015, our maximum lending value was $116.3 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans.  At December 31, 2015, we had outstanding advances under this agreement of $21.2 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.1 million and a fair value of $11.7 million as of December 31, 2015. There were no balances outstanding with the Federal Reserve Bank at December 31, 2015. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of December 31, 2015.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the year ended December 31, 2015, we originated loans of approximately $69.6 million in comparison to approximately $53.8 million of loans originated during the year ended December 31, 2014. Loan originations exceeded principal repayments and other deductions in 2015 by $12.3 million. The loan originations were funded through principal payments received on loans and securities, cash reserves and proceeds from the sales of $9.8  million of available for sale securities. We did not purchase any investment securities during the years ended December 31, 2015 or 2014.

At December 31, 2015, we had loan commitments to borrowers of approximately $12.2 million and overdraft lines of protection and unused home equity lines of credit of approximately $34.8 million. Total deposits were $369.2 million at December 31, 2015, as compared to $386.9 million at December 31, 2014.  The decrease in total deposits was primarily due to a decrease in time deposits, partially offset by net growth in core deposits during 2015. Time deposits have decreased as certificate of deposit customers have sought higher yields elsewhere. The Company’s strategic focus is on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expenses. Time deposit accounts scheduled to mature within one year were $81.0 million at December 31, 2015.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures during 2016. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than loan commitments as described in Note 16 in the Notes to our Consolidated Financial Statements and the borrowing agreements noted above.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 16 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of December 31, 2015.

Accounting Polices, Standards and Pronouncements

Refer to Note 2 in the Notes to our Consolidated Financial Statements for a discussion of significant accounting policies, the impact of the adoption of new accounting standards and recent accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data.

See pages F - 1 through F - 54 following the signature page of this Annual Report on Form 10-K.

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

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2015.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on that assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2015 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2015 fiscal year end.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2015 fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2015 fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2015 fiscal year end.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2015 fiscal year end.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

15(a)(1)  Financial Statements.  The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Financial Condition as of December 31, 2015 and 2014
•	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
•	Notes to Consolidated Financial Statements

15(a)(2)  Financial Statement Schedules.  Schedules are omitted because they are not required or the information is provided elsewhere in the Consolidated Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3)  Exhibits.  The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Charter of Lake Shore Bancorp, Inc.[1]
3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[6]
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.[2]
4.2	Form of Restricted Stock Award Notice[4]
4.3	Form of Stock Option Certificate[4]
10.1	Employment Agreement between Daniel P. Reininga and Lake Shore Bancorp, Inc.[8]
10.2	Employment Agreement between Daniel P. Reininga and Lake Shore Savings Bank[9]
10.3	Amended and Restated Change of Control Agreement between Rachel A. Foley and Lake Shore Bancorp, Inc.[7]
10.4	Amended and Restated Severance Pay Plan of Lake Shore Savings Bank[5]
10.5	2015 Executives Supplemental Benefit Plan I*
10.6	Amended and Restated 2015 Executives Supplemental Benefit Plan II*
10.7	2015 Directors Supplemental Benefit Plan I*
10.8	Amended and Restated 2015 Directors Supplemental Benefit Plan II*
10.9	Lake Shore Bancorp, Inc. 2006 Stock Option Plan[3]
10.10	Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan[3]
10.11	2012 Supplemental Executive Retirement Plan[10]
10.12	Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan[11]
21.1	Subsidiaries of Lake Shore Bancorp, Inc.*
23.1	Consent of Baker Tilly Virchow Krause, LLP*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

_____________________

*Filed herewith.

[1]	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).
[2]

Incorporated herein by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 8, 2006 (Registration No. 333-129439).

[3]	Incorporated herein by reference to the Proxy Statement for our October 24, 2006 special meeting of shareholders filed with the Securities and Exchange Commission on September 7, 2006.
[4]	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 3, 2007 (Registration No. 333-141829).
[5]	Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on November 16, 2007.
[6]	Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on May 20, 2015.

[7]	Incorporated herein by reference to Exhibit 10.3 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.
[8]	Incorporated herein by reference to Exhibits 10.1 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.
[9]	Incorporated herein by reference to Exhibits 10.2 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.
[10]	Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on June 29, 2012.
[11]	Incorporated herein by reference to Appendix A to the Proxy Statement for our May 23, 2012 annual meeting of shareholders filed with the Securities and Exchange Commission on April 11, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2016.

Lake Shore Bancorp, Inc.
By:/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer Date: March 25, 2016

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Susan C. Ballard Susan C. Ballard	Director	March 25, 2016
/s/ Tracy S. Bennett Tracy S. Bennett	Director	March 25, 2016
/s/ Sharon E. Brautigam Sharon E. Brautigam	Director	March 25, 2016
/s/ Reginald S. Corsi Reginald S. Corsi	Director	March 25, 2016
/s/ David C. Mancuso David C. Mancuso	Director	March 25, 2016
/s/ Daniel P. Reininga Daniel P. Reininga	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2016
/s/ Kevin M. Sanvidge Kevin M. Sanvidge	Director	March 25, 2016
/s/ Gary W. Winger Gary W. Winger	Chairman of the Board	March 25, 2016
/s/ Nancy L. Yocum Nancy L. Yocum	Vice Chairperson of the Board	March 25, 2016
/s/ Rachel A. Foley Rachel A. Foley	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 25, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lake Shore Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Lake Shore Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Shore Bancorp, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania
March 25, 2016

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2015	2014
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,296	$7,460
Interest earning deposits	12,714	19,575
Federal funds sold	14,217	8,776
Cash and Cash Equivalents	34,227	35,811
Securities available for sale	113,213	138,202
Federal Home Loan Bank stock, at cost	1,454	1,375
Loans receivable, net of allowance for loan losses 2015 $1,985; 2014 $1,921	297,101	284,853
Premises and equipment, net	9,144	9,519
Accrued interest receivable	1,648	1,716
Bank owned life insurance	14,938	14,666
Other assets	1,660	1,329
Total Assets	$473,385	$487,471
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$323,931	$349,777
Non-interest bearing	45,224	37,162
Total Deposits	369,155	386,939
Long-term debt	21,150	18,950
Advances from borrowers for taxes and insurance	3,285	3,415
Other liabilities	5,919	6,537
Total Liabilities	$399,509	$415,841
Commitments and Contingencies	-	-
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,727,428 shares issued and 6,003,416 shares outstanding at December 31, 2015 and 6,673,940 shares issued and 5,990,042 shares outstanding at December 31, 2014	$67	$67
Additional paid-in capital	29,359	28,684
Treasury stock, at cost (724,012 shares at December 31, 2015 and 683,898 shares at December 31, 2014)	(7,026)	(6,420)
Unearned shares held by ESOP	(1,706)	(1,791)
Unearned shares held by compensation plans	(580)	(622)
Retained earnings	50,919	48,192
Accumulated other comprehensive income	2,843	3,520
Total Stockholders' Equity	73,876	71,630
Total Liabilities and Stockholders' Equity	$473,385	$487,471

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$13,752	$13,340	$13,807
Investment securities, taxable	1,789	2,403	2,804
Investment securities, tax-exempt	2,024	2,119	1,989
Other	22	17	14
Total Interest Income	17,587	17,879	18,614
Interest Expense
Deposits	2,280	2,942	3,190
Short-term borrowings	-	20	48
Long-term debt	391	284	214
Other	86	102	104
Total Interest Expense	2,757	3,348	3,556
Net Interest Income	14,830	14,531	15,058
Provision for Loan Losses	400	222	105
Net Interest Income after Provision for Loan Losses	14,430	14,309	14,953
Non-Interest Income
Service charges and fees	1,632	1,610	1,667
Earnings on bank owned life insurance	272	259	283
Recovery on previously impaired investment securities	160	175	3
Net gain on sale of securities available for sale	440	59	206
Net gain on sale of loans	97	31	-
Total other-than-temporary impairment (“OTTI”) losses	-	-	(613)
Portion of OTTI losses recognized in other comprehensive income (loss) (before taxes)	-	-	433
Net OTTI losses recognized in earnings	-	-	(180)
Other	106	101	113
Total Non-Interest Income	2,707	2,235	2,092
Non-Interest Expenses
Salaries and employee benefits	6,878	6,611	6,202
Occupancy and equipment	2,268	2,177	2,029
Data processing	1,022	801	654
Professional services	941	1,163	1,267
Advertising	362	429	440
Postage and supplies	291	244	245
FDIC Insurance	288	283	263
Other	1,033	1,111	1,234
Total Non-Interest Expenses	13,083	12,819	12,334
Income before Income Taxes	4,054	3,725	4,711
Income Tax Expense	716	567	968
Net Income	$3,338	$3,158	$3,743
Basic earnings per common share	$0.57	$0.55	$0.66
Diluted earnings per common share	$0.56	$0.55	$0.65
Dividends declared per share	$0.28	$0.28	$0.28

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Net Income	$3,338	$3,158	$3,743

Other Comprehensive Income (Loss), net of tax (expense) benefit:
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense)	(281)	3,158	(4,938)

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(106)	(107)	(2)
Net gains on sale of securities included in net income, net of tax expense	(290)	(36)	(126)
Impairment charge for losses included in net income, net of tax benefit	-	-	110
Total Other Comprehensive (Loss) Income	(677)	3,015	(4,956)

Total Comprehensive Income (Loss)	$2,661	$6,173	$(1,213)

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2015, 2014 and 2013

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2013	$66	$27,973	$(6,469)	$(1,961)	$(553)	$42,468	$5,461	$66,985
Net income	-	-	-	-	-	3,743	-	3,743
Other comprehensive loss, net of tax benefit of $3,128	-	-	-	-	-	-	(4,956)	(4,956)
Stock options exercised (6,703 shares)	-	73	-	-	-	-	-	73
ESOP shares earned (7,935 shares)	-	6	-	85	-	-	-	91
Stock based compensation	-	4	-	-	-	-	-	4
Compensation plan shares earned (4,035 shares)	-	(17)	-	-	54	-	-	37
Purchase of treasury stock, at cost (10,000 shares)	-	-	(119)	-	-	-	-	(119)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(587)	-	(587)
Balance - December 31, 2013	$66	$28,039	$(6,588)	$(1,876)	$(499)	$45,624	$505	$65,271
Net income	-	-	-	-	-	3,158	-	3,158
Other comprehensive income, net of tax expense of $1,903	-	-	-	-	-	-	3,015	3,015
Stock options exercised (54,737 shares)	1	628	-	-	-	-	-	629
ESOP shares earned (7,935 shares)	-	14	-	85	-	-	-	99
Stock based compensation	-	9	-	-	-	-	-	9
Compensation plan shares granted (24,570 shares)	-	-	230	-	(230)	-	-	-
Compensation plan shares earned (9,576 shares)	-	(6)	-	-	107	-	-	101
Purchase of treasury stock, at cost (5,100 shares)	-	-	(62)	-	-	-	-	(62)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(590)	-	(590)
Balance - December 31, 2014	$67	$28,684	$(6,420)	$(1,791)	$(622)	$48,192	$3,520	$71,630
Net income	-	-	-	-	-	3,338	-	3,338
Other comprehensive loss, net of tax benefit of $757	-	-	-	-	-	-	(677)	(677)
Stock options exercised (53,488 shares)	-	615	-	-	-	-	-	615
ESOP shares earned (7,935 shares)	-	22	-	85	-	-	-	107
Stock based compensation	-	1	-	-	-	-	-	1
Compensation plan shares granted (14,886 shares)	-	-	140	-	(140)	-	-	-
Compensation plan shares earned (12,909 shares)	-	37	-	-	182	-	-	219
Purchase of treasury stock, at cost (55,000 shares)	-	-	(746)	-	-	-	-	(746)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(611)	-	(611)
Balance - December 31, 2015	$67	$29,359	$(7,026)	$(1,706)	$(580)	$50,919	$2,843	$73,876

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,338	$3,158	$3,743
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	283	303	488
Net amortization of deferred loan costs	552	462	518
Provision for loan losses	400	222	105
Impairment of investment securities	-	-	180
Recovery on previously impaired investment securities	(160)	(175)	(3)
Net gain on sale of investment securities	(440)	(59)	(206)
Originations of loans held for sale	(9,450)	(1,737)	(1,436)
Proceeds from sales of loans held for sale	9,547	1,768	1,436
Net gain on sale of loans	(97)	(31)	-
Net loss on disposal of premises and equipment	-	-	1
Depreciation and amortization	834	750	699
Deferred income tax expense (benefit)	257	(26)	(46)
Increase in bank owned life insurance	(272)	(259)	(283)
ESOP shares committed to be released	107	99	91
Stock based compensation expense	220	110	41
Decrease in accrued interest receivable	68	71	15
(Increase) decrease in other assets	(141)	(219)	65
Writedowns of foreclosed real estate	35	43	57
Decrease in other liabilities	(118)	(133)	(83)
Net Cash Provided by Operating Activities	4,963	4,347	5,382
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	9,846	10,337	4,381
Maturities, prepayments and calls	14,026	14,274	25,863
Purchases	-	-	(35,973)
Purchases of Federal Home Loan Bank Stock	(353)	(353)	-
Redemptions of Federal Home Loan Bank Stock	274	538	292
Loan origination and principal collections, net	(14,274)	(8,600)	(5,606)
Proceeds from sale of foreclosed real estate	849	601	551
Additions to premises and equipment	(459)	(627)	(657)
Net Cash Provided by (Used in) Investing Activities	9,909	16,170	(11,149)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(17,784)	(1,296)	9,692
Net (decrease) increase in advances from borrowers for taxes and insurance	(130)	(39)	245
Net (decrease) increase in short term borrowings	-	(11,650)	450
Proceeds from issuance of long-term debt	10,450	15,200	1,750
Repayment of long-term debt	(8,250)	(4,100)	(8,300)
Proceeds from stock options exercised	615	629	73
Purchase of treasury stock	(746)	(62)	(119)
Cash dividends paid	(611)	(590)	(587)
Net Cash (Used in) Provided by Financing Activities	(16,456)	(1,908)	3,204
Net (Decrease) Increase in Cash and Cash Equivalents	(1,584)	18,609	(2,563)
CASH AND CASH EQUIVALENTS - BEGINNING	35,811	17,202	19,765
CASH AND CASH EQUIVALENTS - ENDING	$34,227	$35,811	$17,202

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,759	$3,334	$3,574
Income taxes paid	$580	$828	$1,131

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$1,178	$448	$704

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1 - Organization and Nature of Operations

Organizational Structure

Lake Shore Bancorp, Inc. (the “Company”, “us,” “our,” or “we”) and the parent mutual holding company, Lake Shore, MHC (the “MHC”) were formed on April 3, 2006 to serve as the stock holding companies for Lake Shore Savings Bank (the “Bank”) as part of the Bank’s conversion and reorganization from a New York State chartered mutual savings and loan association to the federal mutual holding company form of organization.

The MHC, whose activity is not included in these consolidated financial statements, held 3,636,875 shares, or 60.6% of the Company’s outstanding common stock as of December 31, 2015.

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

Regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) prohibit the waiver of dividends by the MHC unless the waiver has been approved by its members, consisting of depositors of the Bank.  The MHC held a special meeting on February 3, 2016 of its members to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.28 per share that may be declared by the Company in the twelve months subsequent to the approval of the proposal by members.  At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve for final approval of the dividend waiver. As of March 2, 2016, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 2, 2017. In prior periods, the MHC elected to waive its right to receive cash dividends upon receipt of regulatory approval prior to change in regulation. The waiving of dividends by the MHC will increase Company resources available for stock repurchases, payment of dividends to minority stockholders, and investments. As of December 31, 2015, the MHC elected to waive approximately $7.5 million on a cumulative basis. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Declines in the fair value of available for sale securities are evaluated for other-than-temporary impairment (“OTTI”) on a quarterly basis. Impairment is assessed at the individual security level. An investment security is subject to a review for OTTI if the fair value of the security is less than its cost or amortized cost basis by more than 20%, as stated in the Company’s internal policy. The Company’s OTTI evaluation process is performed in a consistent and systematic manner and includes an evaluation of all available evidence. Documentation of the process is as extensive as necessary to support a conclusion as to whether a decline in fair value below cost or amortized cost is other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached. This process considers factors such as the severity, length of time and anticipated recovery period of the impairment, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the issuer’s financial condition, capital strength, the presence of credit enhancements, if any, and near-term prospects. The Company also considers its intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value, or until maturity. Among the factors that are considered in determining the Company’s intent and ability to retain the security is a review of its capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, and the Company’s intent and ability to retain the security require considerable judgment.

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

Management’s determination of whether these investments are impaired is based on an assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  The FHLB stock was not deemed to be impaired, and therefore no impairment charges were recorded during the years ended December 31, 2015, 2014 and 2013.

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

The Company records cash receipts on impaired loans that are non-performing as a reduction to principal before applying amounts to interest or late charges unless specifically directed otherwise by the Bankruptcy Court. The Company may continue to recognize interest income on impaired loans where there is no confirmed loss.

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

Foreclosed real estate was $712,000 and $401,000 at December 31, 2015 and 2014, respectively, and was included as a component of other assets in the consolidated statement of financial condition.  Proceeds from the sale of foreclosed real estate for the years ended December 31, 2015, 2014 and 2013 were $849,000, $601,000, and $551,000, respectively.    This resulted in a net gain on sale of $122,000, $64,000 and $38,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and was included as a component of other non-interest expenses in the consolidated statement of income.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Total advertising expense for the years ended December 31, 2015, 2014 and 2013 was $362,000, $429,000, and $440,000, respectively.

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

Employee Stock Ownership Plan (“ESOP”)

Compensation expense is recognized based on the current market price of shares committed to be released to employees.  All shares released and committed to be released are deemed outstanding for purposes of earnings per share calculations.  Dividends declared and paid on allocated shares held by the ESOP are charged to retained earnings.  The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity. Dividends declared on unallocated shares held by the ESOP are recorded as a reduction of the ESOP’s loan payment to the Company.

Stock Compensation Plans

At December 31, 2015, the Company had stock-based employee and non-employee compensation plans, which are described more fully in Note 12. The Company accounts for these plans under FASB ASC Topic 718 “Compensation – Stock Compensation” (“ASC Topic 718”).  The Company accounts for the plans using a fair value-based method, which measures compensation cost at the grant date based on the fair value of the award.  Compensation is then recognized over the service period, which is usually the vesting period. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes options-pricing model.   Common shares are issued from the Company’s authorized common shares when a share option is exercised. Common shares awarded under the restricted stock plan are expensed based on the fair market value at the grant date. Common shares awarded under the equity incentive plan as restricted stock are also accounted for in this manner. The stock option plan, restricted stock plan and equity incentive plan expenses are recognized in salaries and employee benefits expense on the consolidated statement of income.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, less unallocated shares held by the Company’s ESOP, Recognition and Retention Plan (“RRP”) and Equity Incentive Plan (“EIP”), during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock awards, and are determined using the treasury stock method.

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

Restrictions on Cash and Due from Banks

The Company is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2015 and 2014 was $2,172,000 and $2,077,000, respectively.

Subsequent Events

The Company follows FASB ASC Topic 855, “Subsequent Events”, in accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company evaluated events occurring subsequent to December 31, 2015 through the date the consolidated financial statements are being issued, and other than as set forth in Note 21, did not identify any subsequent events requiring disclosure pursuant to the provisions of FASB ASC Topic 855.

New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 is intended to clarify and simplify revenue recognition principles, develop a common revenue standard across industries and accounting frameworks, and improve the usefulness and consistency of revenue reporting. In response to stakeholders’ requests to defer the effective date of the guidance in ASU 2014-09 and in consideration of feedback received through extensive outreach with preparers, practitioners, and users of financial statements, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2015-14”) in August 2015. ASU 2015-14 defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017 for all public business entities. Early application is permitted as of annual reporting periods after December 15, 2016. Management is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and results of operations.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740):  Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 was issued to simplify the presentation of deferred income taxes. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in ASU 2015-17. ASU 2015-17 is effective for the reporting periods beginning after December 15, 2016. Management does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements or results of operations.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 was issued in order to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.

The amendments in ASU 2016-01 make the following changes to GAAP:

1.

Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

2.

Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

3.

Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

4.	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
5.

Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

6.	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

ASU 2016-01 is effective for the reporting periods beginning after December 15, 2017. The Company has not yet determined the impact the adoption of ASU 2016-01 will have on its financial condition and results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842):  Amendments to the FASB Accounting Standards Codification” (“ASU 2016-02”). ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires qualitative disclosures along with specific quantitative disclosures for lessees and lessors in order to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the reporting periods beginning after December 15, 2018. The Company has not yet determined the impact the adoption of ASU 2016-01 will have on its financial condition and results of operations.

Reclassifications

Certain amounts in the 2014 and 2013 consolidated financial statements have been reclassified to conform with the 2015 presentation format. These reclassifications had no effect on net income.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:
	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,778	$1,333	$-	$14,111
Municipal bonds	49,064	2,746	(2)	51,808
Mortgage-backed securities:
Collateralized mortgage obligations-private label	48	-	-	48
Collateralized mortgage obligations-government sponsored entities	38,838	124	(620)	38,342
Government National Mortgage Association	396	31	-	427
Federal National Mortgage Association	4,355	187	-	4,542
Federal Home Loan Mortgage Corporation	2,217	84	-	2,301
Asset-backed securities-private label	1,099	464	(62)	1,501
Asset-backed securities-government sponsored entities	89	8	-	97
Equity securities	22	14	-	36
	$108,906	$4,991	$(684)	$113,213

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,817	$1,544	$-	$14,361
Municipal bonds	57,158	3,635	(7)	60,786
Mortgage-backed securities:
Collateralized mortgage obligations-private label	61	-	-	61
Collateralized mortgage obligations-government sponsored entities	50,465	237	(710)	49,992
Government National Mortgage Association	524	47	-	571
Federal National Mortgage Association	7,107	366	-	7,473
Federal Home Loan Mortgage Corporation	2,650	117	-	2,767
Asset-backed securities-private label	1,546	584	(107)	2,023
Asset-backed securities-government sponsored entities	111	11	-	122
Equity securities	22	24	-	46
	$132,461	$6,565	$(824)	$138,202

All of our collateralized mortgage obligations are backed by residential mortgages.

At December 31, 2015 and 2014, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At December 31, 2015, thirty-four municipal bonds with a cost of $11.1 million and fair value of $11.7 million were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. At December 31, 2014 thirty-one municipal bonds with a cost of $10.7 million and fair value of $11.4 million were pledged for liquidity borrowing. In addition, at December 31, 2015, nine municipal bonds with a cost and fair value of $2.0 million and $2.1 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2014, six municipal bonds with a cost and fair value of $1.5 million and $1.6 million, respectively were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2015
Municipal bonds	$-	$-	$567	$(2)	$567	$(2)
Mortgage-backed securities	8,627	(103)	21,249	(517)	29,876	(620)
Asset-backed securities -private label	379	(11)	658	(51)	1,037	(62)
	$9,006	$(114)	$22,474	$(570)	$31,480	$(684)

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2014
Municipal bonds	$-	$-	$814	$(7)	$814	$(7)
Mortgage-backed securities	7,569	(53)	25,027	(657)	32,596	(710)
Asset-backed securities -private label	610	(28)	829	(79)	1,439	(107)
	$8,179	$(81)	$26,670	$(743)	$34,849	$(824)

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

At December 31, 2015, the Company’s investment portfolio included nine mortgage-backed securities and one private label asset-backed security in the “unrealized losses less than twelve months” category. The nine mortgage-backed securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, and the securities were issued by government sponsored enterprises. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

At December 31, 2015, the Company had one municipal bond, twenty-three mortgage-backed securities and one private label asset-backed security in the “unrealized losses twelve months or more” category. The one municipal bond and twenty-three mortgage-backed securities in this category were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The private label asset-backed securities noted above were evaluated further for OTTI, as the probability of default is high and the Company’s analysis indicated a possible loss of principal.  The following table provides additional information relating to the private label asset-backed securities as of December 31, 2015 and 2014 (dollars in thousands):

At December 31, 2015
					Delinquent %
Security	Book Value	Fair Value	Unrealized Loss	Lowest Rating	Over 60 days	Over 90 days	Foreclosure%	OREO%
1	$709	$658	$(51)	CCC	18.20%	17.40%	7.50%	2.60%
2	390	379	(11)	CCC	16.30%	15.10%	7.00%	1.50%
Total	$1,099	$1,037	$(62)

At December 31, 2014
					Delinquent %
Security	Book Value	Fair Value	Unrealized Loss	Lowest Rating	Over 60 days	Over 90 days	Foreclosure%	OREO%
1	$908	$829	$(79)	CCC	23.20%	22.10%	11.50%	1.50%
2	638	610	(28)	CCC	17.20%	16.10%	6.30%	1.40%
Total	$1,546	$1,439	$(107)

The two private label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these two private label asset-backed securities occurred due to challenges in the economic environment resulting from the recent financial crisis and increased levels of delinquency trends in the underlying loan pools. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the securities listed above did not reflect the need to record an OTTI charge against earnings during the years ended December 31, 2015 and 2014. The estimated discounted cash flows for these securities did not show an additional principal loss under various prepayment and default rate scenarios. Management concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities prior to their maturity.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of December 31, 2015. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-value ratios and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of December 31, 2015 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities prior to their maturity.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive income (loss), net of tax on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Years Ended December 31,
	2015	2014
	(Dollars in thousands)
Beginning balance	$858	$1,318
Additions:
Credit loss not previously recognized	-	-
Reductions:
Realized loss on sale of security on OTTI previously recognized	-	(282)
Losses realized during the period on OTTI previously recognized	(2)	(3)
Receipt of cash flows on previously recorded OTTI	(160)	(175)
Ending balance	$696	$858

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other than temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
December 31, 2015:
After one year through five years	$8,019	$8,525
After five years through ten years	31,291	33,285
After ten years	22,532	24,109
Mortgage-backed securities	45,854	45,660
Asset-backed securities	1,188	1,598
Equity securities	22	36
	$108,906	$113,213

During the year ended December 31, 2015, the Company sold twenty-seven municipal bonds and two mortgage-backed securities for total proceeds of $9.8 million, resulting in realized gains of $440,000. The Company sold one private-label asset-backed security and six mortgage-backed securities during the year ended December 31, 2014 for total proceeds of $10.3 million, resulting in gross realized gains of $274,000 and gross realized losses of $215,000. During the year ended December 31, 2013, the Company sold eight municipal bonds and one mortgage-back security for total proceeds of $3.0 million, resulting in gross realized gains of $206,000. During the year ended December 31, 2013, the Company received a $1.4 million settlement related to the sale of available for sale securities in the fourth quarter of 2012.

Note 4 - Loans Receivable

Loans receivable, net consists of the following:

	December 31,
	2015	2014
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$157,307	$167,840
Home equity	32,770	32,337
Commercial	83,967	68,238
Construction	4,849	449
	278,893	268,864

Commercial	15,741	13,467
Consumer	1,507	1,495
Total Loans	296,141	283,826

Allowance for loan losses	(1,985)	(1,921)
Net deferred loan costs	2,945	2,948
Loans Receivable, net	$297,101	$284,853

Residential real estate loans serviced for others by the Company totaled $19.7 million and $12.0 million at December 31, 2015 and 2014, respectively.

At December 31, 2015, there were approximately $116.3 million of one- to four-family residential real estate loans pledged as collateral for advances from the FHLB.

Most loans made by the Company are secured by borrowers' personal or business assets.  The Company considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank's capital plus reserves or 10% of total loans.  At December 31, 2015, no concentrations of credit to a particular industry existed as defined by these parameters.

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
•

Home Equity - are loans or lines of credit secured by first or second lien collateral on owner-occupied residential real estate primarily held in the Western New York region.  These loans can also be affected by economic conditions and the values of underlying properties. Home equity loans may have increased risk of loss if the Company does not hold the first mortgage resulting in the Company being in a secondary position in the event of collateral liquidation.  The Company does not originate interest only home equity loans.

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

The following tables summarize the activity in the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of December 31, 2015 and December 31, 2014:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
December 31, 2015
Allowance for Loan Losses:
Balance – January 1, 2015	$446	$106	$1,163	$-	$184	$22	$-	$1,921
Charge-offs	(64)	(29)	(267)	-	(9)	(46)	-	(415)
Recoveries	13	8	32	-	18	8	-	79
Provision (Credit)	(44)	35	276	59	4	38	32	400
Balance – December 31, 2015	$351	$120	$1,204	$59	$197	$22	$32	$1,985
Ending balance: individually evaluated for impairment	$-	$-	$20	$-	$-	$-	$-	$20
Ending balance: collectively evaluated for impairment	$351	$120	$1,184	$59	$197	$22	$32	$1,965

Gross Loans Receivable (1):
Ending balance	$157,307	$32,770	$83,967	$4,849	$15,741	$1,507	$-	$296,141
Ending balance: individually evaluated for impairment	$202	$8	$1,545	$-	$80	$-	$-	$1,835
Ending balance: collectively evaluated for impairment	$157,105	$32,762	$82,422	$4,849	$15,661	$1,507	$-	$294,306

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,985) or deferred loan costs of $2,945.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2014
Allowance for Loan Losses:
Balance – January 1, 2014	$355	$80	$1,104	$-	$218	$9	$47	$1,813
Charge-offs	(26)	(39)	-	-	(25)	(44)	-	(134)
Recoveries	6	1	-	-	-	13	-	20
Provision (Credit)	111	64	59	-	(9)	44	(47)	222
Balance – December 31, 2014	$446	$106	$1,163	$-	$184	$22	$-	$1,921
Ending balance: individually evaluated for impairment	$-	$-	$178	$-	$-	$-	$-	$178
Ending balance: collectively evaluated for impairment	$446	$106	$985	$-	$184	$22	$-	$1,743

Gross Loans Receivable (1):
Ending Balance	$167,840	$32,337	$68,238	$449	$13,467	$1,495	$-	$283,826
Ending balance: individually evaluated for impairment	$211	$10	$2,312	$-	$10	$-	$-	$2,543
Ending balance: collectively evaluated for impairment	$167,629	$32,327	$65,926	$449	$13,457	$1,495	$-	$281,283

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,921) or deferred loan costs of $2,948.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2013
Allowance for Loan Losses:
Balance – January 1, 2013	$393	$79	$1,118	$-	$202	$14	$-	$1,806
Charge-offs	(51)	-	(21)	-	(47)	(32)	-	(151)
Recoveries	35	5	9	-	3	1	-	53
Provision (Credit)	(22)	(4)	(2)	-	60	26	47	105
Balance – December 31, 2013	$355	$80	$1,104	$-	$218	$9	$47	$1,813

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

The following is a summary of information pertaining to impaired loans for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2015			December 31, 2015
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$202	$202	$-	$207	$14
Home equity	8	8	-	9	-
Commercial real estate	1,503	1,503	-	1,931	-
Commercial loans	80	80	-	94	2
With an allowance recorded:
Commercial real estate	42	42	20	612	2
Commercial loans	-	-	-	-	-
Total	$1,835	$1,835	$20	$2,853	$18

				For the Year Ended
	At December 31, 2014			December 31, 2014
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$211	$211	$-	$216	$11
Home equity	10	10	-	10	1
Commercial real estate	1,711	1,711	-	2,334	19
Commercial loans	10	10	-	6	-
With an allowance recorded:
Commercial real estate	601	601	178	592	5
Commercial loans	-	-	-	6	-
Total	$2,543	$2,543	$178	$3,164	$36

				For the Year Ended
	At December 31, 2013			December 31, 2013
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$177	$177	$-	$189	$11
Home equity	4	4	-	5	-
Commercial real estate	1,911	1,911	-	1,969	80
Commercial loans	9	9	-	69	4
With an allowance recorded:
Commercial real estate	547	547	125	656	55
Commercial loans	-	-	-	44	-
Total	$2,648	$2,648	$125	$2,932	$150

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
December 31, 2015:
Real Estate Loans:
Residential, one- to four-family	$1,519	$789	$1,291	$3,599	$153,708	$157,307	$2,462
Home equity	188	32	354	574	32,196	32,770	361
Commercial	-	-	1,248	1,248	82,719	83,967	1,545
Construction	-	-	-	-	4,849	4,849	-
Other Loans:
Commercial	38	-	30	68	15,673	15,741	132
Consumer	17	5	28	50	1,457	1,507	6
Total	$1,762	$826	$2,951	$5,539	$290,602	$296,141	$4,506

December 31, 2014:
Real Estate Loans:
Residential, one- to four-family	$1,327	$467	$1,059	$2,853	$164,987	$167,840	$2,413
Home equity	197	136	206	539	31,798	32,337	335
Commercial	21	-	1,891	1,912	66,326	68,238	1,891
Construction	-	-	-	-	449	449	-
Other Loans:
Commercial	42	9	37	88	13,379	13,467	76
Consumer	22	5	13	40	1,455	1,495	4
Total	$1,609	$617	$3,206	$5,432	$278,394	$283,826	$4,719

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the twelve month period ended December 31, 2015, 2014 and 2013 was $391,000, $381,000, and $162,000 respectively.

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

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of December 31, 2015 and December 31, 2014:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2015
Real Estate Loans:
Residential, one- to four-family	$154,473	$-	$2,617	$217	$-	$157,307
Home equity	32,210	-	560	-	-	32,770
Commercial	76,953	4,741	2,273	-	-	83,967
Construction	4,849	-	-	-	-	4,849
Other Loans:
Commercial	15,237	262	242	-	-	15,741
Consumer	1,504	-	1	-	2	1,507
Total	$285,226	$5,003	$5,693	$217	$2	$296,141

December 31, 2014
Real Estate Loans:
Residential, one- to four-family	$164,517	$-	$3,323	$-	$-	$167,840
Home equity	31,899	-	407	29	2	32,337
Commercial	62,323	3,235	1,996	684	-	68,238
Construction	449	-	-	-	-	449
Other Loans:
Commercial	12,692	619	151	5	-	13,467
Consumer	1,489	-	5	-	1	1,495
Total	$273,369	$3,854	$5,882	$718	$3	$283,826

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At December 31, 2015
Real Estate Loans:
Residential, one- to four-family	5	$216	-	$-	5	$216	-	$-
Home equity	2	8	-	-	2	8	-	-
Total	7	$224	-	$-	7	$224	-	$-

At December 31, 2014
Real Estate Loans:
Residential, one- to four-family	5	$224	-	$-	5	$224	-	$-
Home equity	2	10	-	-	2	10	-	-
Total	7	$234	-	$-	7	$234	-	$-

No additional loan commitments were outstanding to these borrowers at December 31, 2015 and 2014.

There were no loans restructured and classified as TDRs during the year ended December 31, 2015.

The following table details the activity in loans which were first deemed to be TDRs during the year ended December 31, 2014.

	For The Year Ended December 31,
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

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $712,000 and $401,000 at December 31, 2015 and 2014, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceeds are in process according to local requirements of the applicable jurisdiction, was $708,000 and $861,000 at December 31, 2015 and December 31, 2014, respectively.

Note 6 - Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2015	2014
	(Dollars in thousands)

Land	$1,206	$1,206
Buildings and improvements	11,222	11,182
Furniture and equipment	5,715	5,328
	18,143	17,716
Accumulated depreciation	(8,999)	(8,197)
	$9,144	$9,519

Depreciation and amortization of premises and equipment amounted to $834,000, $750,000, and $699,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.  During the years ended December 31, 2015 and 2014, the Company retired assets with total accumulated depreciation of $32,000 and $10,000, respectively.

Note 7 - Deposits

Deposits consist of the following:

	December 31,
	2015		2014

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$45,224	-%	$37,162	-%
Interest bearing	44,512	0.08	46,685	0.12
Money market accounts	76,231	0.17	78,457	0.31
Savings accounts	44,613	0.06	42,507	0.10
Time deposits	158,575	1.07	182,128	1.37

	$369,155	0.51%	$386,939	0.73%

Scheduled maturities of time deposits at December 31, 2015 were as follows (dollars in thousands):

2016	$81,008
2017	28,863
2018	9,893
2019	9,865
2020	28,943
Thereafter	3
$158,575

Time deposit accounts with balances of $100,000 or more amounted to $62.2 million and $68.6 million at December 31, 2015 and 2014, respectively.  In July 2010, the FDIC permanently increased the limits for FDIC insurance from $100,000 to $250,000 per depositor. Time deposit accounts with balances in excess of $250,000 amounted to $18.2 million and $14.9 million at December 31, 2015 and 2014, respectively.

Interest expense on deposits was as follows:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Interest bearing checking accounts	$39	$54	$48
Money market accounts	167	260	269
Savings accounts	30	43	40
Time deposits	2,044	2,585	2,833
	$2,280	$2,942	$3,190

At December 31, 2015 and 2014, deposits of directors, executive officers and their affiliates totaled $3.0 million and $3.9 million, respectively.

Note 8 - Borrowings

At December 31, 2015 and December 31, 2014, the Company had no short-term borrowings.

At December 31, 2015, the Company had written agreements with the FHLBNY which allows us to borrow up to the maximum lending values designated by the type of collateral pledged. As of December 31, our maximum lending value was $116.3 million and was collateralized by a pledge of certain, fixed-rate residential, one- to four-family loans. At December 31, 2015, we had advances outstanding under this agreement of $21.2 million. At December 31, 2014, the Company’s written agreements with the FHLBNY allowed us to borrow up to $121.1 million and was collateralized by a pledge of certain, fixed-rate residential, one- to four-family loans. At December 31, 2014, we had advances outstanding under this agreement of $19.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.1 million and $10.7 million at December 31, 2015 and 2014, respectively. Fair value of the pledged securities was equal to $11.7 million and $11.4 million as of December 31, 2015 and 2014, respectively. There were no balances outstanding with the Federal Reserve Bank as of December 31, 2015 and 2014.

The Company has also established lines of credit with other correspondent banks, currently totaling $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million is secured by a pledge of the Company’s securities when a draw is made. The lines of credit provide for overnight borrowings through the purchase of Fed Funds, at an interest rate equal to the Fed Funds rate plus a spread. At December 31, 2015 and 2014, there were no balances outstanding on these lines of credit.

Long-term debt from the FHLBNY and related contractual maturities consisted of the following:

	Weighted Average Interest Rate		Amount Outstanding
	At December 31,		At December 31,
Maturity	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)

2015	-	1.79%	$-	$3,250
2016	1.40%	1.40%	2,200	2,200
2017	1.09%	1.17%	1,700	1,200
2018	1.62%	1.73%	3,800	2,300
2019	1.97%	2.11%	5,950	3,000
2020	2.32%	2.43%	2,500	2,000
2021	2.27%	2.93%	5,000	5,000
	1.89%	2.12%	$21,150	$18,950

Note 9 - Lease Obligations

The Company is committed under several long-term operating leases which provide for minimum lease payments.  Certain leases contain options for renewal.  Total rental expense under these operating leases amounted to $144,000 for the year ended December 31, 2015, $142,000 for the year ended December 31, 2014 and $139,000 for the year ended December 31, 2013.

The Company is also committed under two long-term capital lease agreements. One capital lease agreement had an outstanding balance of $87,000 and $126,000 at December 31, 2015 and 2014, respectively (included in other liabilities). This lease has a remaining term of two years at December 31, 2015.  The outstanding balance of the remaining lease (included in other liabilities) at December 31, 2015 and 2014 was $911,000 and $941,000, respectively. The remaining term of this lease is 13 years. The amortization for these leases is accounted for under the straight-line method. Assets related to the two capital leases are included in premises and equipment and consist of the cost of $1.5 million less accumulated depreciation of approximately $746,000 and $669,000 at December 31, 2015 and 2014, respectively.

Minimum future lease payments for the operating and capital leases at December 31, 2015 were as follows:

	Operating	Capital
	Leases	Leases
	(Dollars in thousands)
2016	$153	$165
2017	144	165
2018	145	122
2019	145	126
2020	79	126
Thereafter	-	983
Total Minimum Lease Payments	$666	$1,687
Less: Amounts representing interest		(689)
Present value of minimum lease payments		$998

Note 10- Income Taxes

The provision for income tax expense consists of the following:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Current:
Federal	$526	$492	$853
State	(67)	101	161
Total Current	459	593	1,014

Deferred:
Federal	63	(71)	(38)
State	194	45	(8)
Total Deferred	257	(26)	(46)

Total Income Tax Expense	$716	$567	$968

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income is as follows:

	Years Ended December 31,
	2015	2014	2013

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	0.1	2.6	2.2
Tax-exempt interest income	(17.1)	(19.5)	(14.5)
Deferred tax valuation allowance	2.0	-	-
Life insurance income	(2.3)	(2.4)	(2.0)
Other	1.0	0.5	0.8
Total Income Tax Expense	17.7%	15.2%	20.5%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Deferred compensation	$1,501	$1,496
Allowance for loan losses	760	743
Alternative Minimum Tax ("AMT") credit	422	250
Impairment of equity investments	191	193
Accrued expenses	120	71
Net Operating Loss ("NOL")	81	-
Stock options granted	66	90
Impairment charge on securities available for sale	-	332
Uncollected interest	-	151
Other	13	36
Total Deferred Tax Assets	3,154	3,362

Deferred tax liabilities:
Unrealized gains on securities available for sale	(1,464)	(2,220)
Deferred loan origination costs	(1,128)	(1,140)
Depreciation	(528)	(608)
Prepaid expenses	(136)	(157)
Total Deferred Tax Liabilities	(3,256)	(4,125)

Deferred tax valuation allowance	(355)	(193)

Net Deferred Tax Liability	$(457)	$(956)

The net deferred tax liability was recorded in other liabilities on the consolidated statements of financial condition at December 31, 2015 and December 31, 2014. In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2015, except for a valuation allowance of $191,000 on the deferred tax asset for the 2011 other than temporary impairment charge of $191,000 and for a valuation allowance of $164,000 on state deferred tax assets. Management believes that the Company will not generate sufficient income of the appropriate character (i.e. capital gains) to utilize any of the deferred tax asset created by the 2011 other than temporary impairment charge. Management believes that it is more likely than not that the Company will not realize its state deferred tax assets because of reform in New York State corporate tax law.  Beginning in 2015, the most significant change in the tax law allows the Company to deduct up to 50% of its net interest income received from qualifying loans. This change effectively eliminates the Company’s New York State tax on income resulting in the Company being taxed on its apportioned capital. Because of this tax reform, the Company will not generate sufficient taxable income within New York State to realize its existing state deferred tax assets and therefore, a deferred tax valuation allowance of $164,000 was recorded during 2015.

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests. The 1996 federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or bank charter. Management has no intention of taking any such actions. At December 31, 2015 and 2014, the Company’s total pre-1988 tax bad debt reserve was $2.2 million. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

ASC 740 “Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2015 and 2014. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statements of Income.

The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. As of December 31, 2015, there has been no material change in any uncertain tax position. The federal tax returns for the years ended December 31, 2012, 2013 and 2014 remain subject to examination by the IRS. The tax returns for the years ended December 31, 2013 and 2014 for New York State also remain subject to examination.

Note 11 - Employee and Director Benefit Plans

The Company maintains a 401(k) savings plan covering employees who have completed three months of service and attained age 21. Participants may make contributions to the 401(k) Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations. The plan consists of three components: 401(k), Profit Sharing and Safe Harbor. For the 401(k) component, the Company makes a matching contribution equal to 40% of the participant salary deferral, up to 6% of such employee’s compensation after one year of service. For the profit sharing component, the Company makes a discretionary contribution, up to 5.1% of an eligible employee’s salary, depending on years of service. Lastly, the Company contributes 3.4% of an eligible employee’s salary based on years of service, which is a discretionary contribution to the Safe Harbor component of the plan. The Company’s expense for all three components of the 401(k) plan for the years ended December 31, 2015, 2014 and 2013 was $414,000, $397,000, and $385,000, respectively.

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan. Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Although the plans are unfunded, the Company has purchased bank owned life insurance for the purpose of funding the liability. The cash surrender value of bank owned life insurance amounted to $7.1 and $7.0 million at December 31, 2015 and 2014, respectively. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries. The Company had a liability under such plans of $1.5 million and $1.6 million at December 31, 2015 and 2014, respectively. This liability was recorded in other liabilities on the consolidated statement of financial condition and was calculated using an assumed discount rate of 6.17% in 2015 and 2014.

Effective October 1, 2001, the Company initiated an additional non-qualified Executive Supplemental Benefit Plan and a non-qualified Director’s Supplemental Benefit Plan. The Company subsequently amended and restated the 2001 plans (the “2001 Plans”) and added four directors to the director plan. The Executive and

Director plans are both unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Vesting requirements are based on length of service and upon reaching the vesting requirements, the predefined benefits are guaranteed to continue at the full amounts to the designated beneficiaries in the event of death. The Company had a liability under such plans of $2.0 million at December 31, 2015 and 2014. This liability was recorded in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2015 and 2014.

Effective June 30, 2012, the Company implemented a Supplemental Executive Benefit Plan (the “2012 Plan”) with one executive. The 2012 Plan provides that when the Executive attains age 67, the Executive will be entitled to an annual benefit under the 2012 Plan, which will be paid in monthly installments for 15 years. The 2012 Plan provides for a reduced benefit in the event the Executive terminates his employment for a reason other than death, disability, cause or a change in control, before the Executive attains the age 67, which will be paid in monthly installments for 15 years. In the event of death, the vested benefit is payable to the beneficiary as a lump sum payment. The Company had a liability under this plan of $232,000 and $158,000 as of December 31, 2015 and 2014, respectively. This liability was recorded in the other liabilities section on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.12% in 2015 and 2014.

Effective January 27, 2016, the Company amended the 2001 Supplemental Benefit Plan for Directors, resulting in a change to the benefit formula from a fixed, pre-determined dollar benefit to a formula-based benefit.  The formula provides a benefit equal to a percentage of the participant’s average pay.  The average pay is multiplied by number of years of service, not to exceed 20 years of service or 40% of average final pay. The benefit is payable over a period of fifteen years beginning the month following termination of service or age 72, whichever comes first.

Under the 2001 and 2012 Plan Agreements, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. The Company purchased bank owned life insurance for the purpose of funding this liability. The cash surrender value of the bank owned life insurance for these plans amounted to $7.8 million and $7.6 million at December 31, 2015 and 2014, respectively.

The Company’s expense for the non-qualified Executive Supplemental Benefit Plans and non-qualified Directors Supplemental Benefit Plans for the years ended December 31, 2015 and 2014 was $337,000 and for the year ended December 31, 2013 was $336,000.

Note 12 – Stock-based Compensation

As of December 31, 2015, the Company had four stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $325,000, $207,000, and $132,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

A summary of the status of the Stock Option Plan as of December 31, 2015, 2014 and 2013 is presented below:

	December 31, 2015			December 31, 2014			December 31, 2013
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	175,369	$10.92		230,106	$11.05		236,809	$11.05
Granted	-	-		-	-		-	-
Exercised	(53,488)	11.50		(54,737)	11.47		(6,703)	10.97
Forfeited	-	-		-	-		-	-
Outstanding at end of year	121,881	$10.66	1 year	175,369	$10.92	2 years	230,106	$11.05	3 years

Options exercisable at end of year	121,881	$10.66	1 year	171,814	$10.98	2 years	220,846	$11.18	3 years

Fair value of options granted		-			-			-

At December 31, 2015, stock options outstanding had an intrinsic value of $334,000 and 60,753 options remained available for grant under the Stock Option Plan.  The intrinsic value of stock options exercised was $97,000,  $77,000 and $7,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Compensation expense amounted to $1,000 for the year ended December 31, 2015, $4,000 for the year ended December 31, 2014, and $9,000 for the year ended December 31, 2013.

2006 Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock. As of December 31, 2015, there were 8,088 remaining shares available to grant under the RRP.

The following table indicates the awards granted by the Board of Directors under the RRP during 2015:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per share of Award on Grant Date	Awardees

July 28, 2015	100	20% per year with first vesting date on July 28, 2016	$13.42	Employee

As of December 31, 2015, there were 89,540 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $66,000 for the year ended December 31, 2015, $43,000 for the year ended December 31, 2014 and $32,000 for the year ended December 31, 2013. At December 31, 2015, $239,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 18 to 55 months.

A summary of the status of unvested shares under the RRP for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	Weighted Average Grant Price (per share)	2014	Weighted Average Grant Price (per share)	2013	Weighted Average Grant Price (per share)
Unvested shares outstanding at beginning of year	29,031	$11.88	6,595	$7.99	10,630	$7.98
Granted	100	13.42	26,471	12.25	-	-
Vested	(7,734)	10.89	(4,035)	7.97	(4,035)	7.97
Forfeited	-	-	-	-	-	-
Unvested shares outstanding at end of year	21,397	$12.25	29,031	$11.88	6,595	$7.99

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

The Board of Directors has granted restricted stock awards under the EIP during 2015 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per share of Award on Grant Date	Awardees

January 20, 2015	3,463	100% on December 18, 2015	$13.35	Non-employee directors
January 20, 2015	10,657	100% on December 15, 2017, if three year performance metric is achieved	13.35	Employees
January 30, 2015	835	100% on December 15, 2017, if three year performance metric is achieved	13.95	Employees

A summary of the status of unvested restricted stock awards under the EIP for the years ended December 31, 2015 and 2014 is as follows:

	2015	Weighted Average Grant Price (per share)	2014	Weighted Average Grant Price (per share)
Unvested shares outstanding at beginning of year	21,552	$12.19	-	$-
Granted	14,955	13.38	25,070	12.20
Vested	(8,169)	12.74	(3,518)	12.28
Forfeited	(569)	13.84	-	-
Unvested shares outstanding at end of period	27,769	$12.64	21,552	$12.19

As of December 31, 2015, there were 11,687 shares vested or distributed to eligible participants under the EIP. Compensation expense related to the EIP amounted to $151,000 for the year ended December 31, 2015 and $63,000 for the year ended December 31, 2014. At December 31, 2015, $284,000 of unrecognized compensation cost related to unvested awards is expected to be recognized over a period of 24 to 48 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP.  The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.  As of December 31, 2015, the balance of the loan to the ESOP was $1.7 million and the fair value of unallocated shares was $2.1 million.  As of December 31, 2015, there were 65,617 allocated shares and 158,699 unallocated shares compared to 59,098 allocated shares and 166,635 unallocated shares at December 31, 2014 and 53,990 allocated shares and 174,570 unallocated shares at December 31, 2013. The ESOP compensation expense was $107,000 for the year ended December 31, 2015, $97,000 for the year ended December 31, 2014, and $91,000 for the year ended December 31, 2013 based on 7,935 shares earned in each of those years.

Note 13 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2015 and 2014 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and 2014 were as follows:

	Fair Value Measurements at December 31, 2015
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$14,111	$14,111	$-	$-
Municipal bonds	51,808	-	51,808	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	48	-	48	-
Collateralized mortgage obligations-government sponsored entities	38,342	-	38,342	-
Government National Mortgage Association	427	-	427	-
Federal National Mortgage Association	4,542	-	4,542	-
Federal Home Loan Mortgage Corporation	2,301	-	2,301	-
Asset-backed securities:
Private label	1,501	-	-	1,501
Government sponsored entities	97	-	97	-
Equity securities	36	-	36	-
Total	$113,213	$14,111	$97,601	$1,501

	Fair Value Measurements at December 31, 2014
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$14,361	$14,361	$-	$-
Municipal bonds	60,786	-	60,786	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	61	-	61	-
Collateralized mortgage obligations-government sponsored entities	49,992	-	49,992	-
Government National Mortgage Association	571	-	571	-
Federal National Mortgage Association	7,473	-	7,473	-
Federal Home Loan Mortgage Corporation	2,767	-	2,767	-
Asset-backed securities:
Private label	2,023	-	-	2,023
Government sponsored entities	122	-	122	-
Equity securities	46	-	46	-
Total	$138,202	$14,361	$121,818	$2,023

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the years ended December 31, 2015 and 2014.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the years ended December 31, 2015 and 2014:

	2015	2014
	(Dollars in thousands)
Beginning Balance	$2,023	$3,498
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income/loss	45	753
Total losses - realized/unrealized:
Included in earnings	-	(98)
Included in other comprehensive income/loss	(120)	(136)
Sales	-	(1,544)
Principal paydowns	(447)	(450)
Transfers to (out of) Level 3	-	-
Ending Balance	$1,501	$2,023

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

The following table presents additional quantitative information about the Level 3 inputs for the asset backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of December 31, 2015 and 2014 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
December 31, 2015
Asset-backed securities - private label	$1,501	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	4 - 10	4.0% - 6.0%	70.0% - 100.0%

December 31, 2014
Asset-backed securities - private label	$2,023	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	4 - 10	4.0% - 6.0%	70.0% - 100.0%

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and 2014 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At December 31, 2015
Impaired loans	$98	$-	$-	$98
Foreclosed real estate	292	-	-	292

At December 31, 2014
Impaired loans	$673	$-	$-	$673
Foreclosed real estate	487	-	-	487

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At December 31, 2015
Impaired loans	$98	Market valuation of underlying collateral (1)	Appraisal Adjustments (2)	0.00-15.00%
			Direct Disposal Costs (3)	7.00-10.00%
Foreclosed real estate	292	Market valuation of property (1)	Appraisal Adjustments (2)	0.00-25.00%
			Direct Disposal Costs (3)	7.00-15.00%
At December 31, 2014
Impaired loans	$673	Market valuation of underlying collateral (1)	Appraisal Adjustments (2)	0.00-25.00%
			Direct Disposal Costs (3)	7.00-10.00%
Foreclosed real estate	487	Market valuation of property (1)	Appraisal Adjustments (2)	0.00-25.00%
			Direct Disposal Costs (3)	7.00-15.00%

(1)Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.

(2)Appraisals may be adjusted downward by management for qualitative factors, such as economic conditions.  Downward adjustments may be caused by negative changes to the collateral or conditions in the real estate market, known property damage, estimated changes in potential cash flow (i.e., rental income) generated by the property, lack of an interior inspection or age of the appraisal.

(3)The fair value basis of impaired loans and foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

At December 31, 2015, impaired loans valued using Level 3 inputs had a carrying amount of $80,000 and valuation allowances of $20,000. By comparison, at December 31, 2014, impaired loans valued using Level 3 inputs had a carrying amount of $642,000 and valuation allowances of $178,000.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan. At December 31, 2015, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the year ended December 31, 2015 comprised of one loan with a fair value of $45,000 and resulted in an additional provision for loan loss of $20,000. At December 31, 2014, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the year ended December 31, 2014 comprised of one loan with a fair value of $620,000 and resulted in an additional provision for loan loss of $53,000.

At December 31, 2015, foreclosed real estate valued using Level 3 inputs had a carrying amount of $347,000 and valuation allowances of $84,000. By comparison at December 31, 2014, foreclosed real estate valued using Level 3 inputs had a carrying amount of $484,000 and valuation allowances of $120,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At December 31, 2015, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2015 comprised of seven properties with a fair value of $294,000 and resulted in an additional provision for loan loss of $72,000. At December 31, 2014, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2014 comprised of four properties with a fair value of $334,000 and resulted in an additional provision for loan losses of $26,000 and subsequent write-downs recorded in non-interest expense of $43,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at December 31, 2015
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$34,227	$34,227	$34,227	$-	$-
Securities available for sale	113,213	113,213	14,111	97,601	1,501
Federal Home Loan Bank stock	1,454	1,454	-	1,454	-
Loans receivable, net	297,101	291,203	-	-	291,203
Accrued interest receivable	1,648	1,648	-	1,648	-
Financial liabilities:
Deposits	369,155	370,120	-	370,120	-
Long-term debt	21,150	21,183	-	21,183	-
Accrued interest payable	37	37	-	37	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2014
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$35,811	$35,811	$35,811	$-	$-
Securities available for sale	138,202	138,202	14,361	121,818	2,023
Federal Home Loan Bank stock	1,375	1,375	-	1,375	-
Loans receivable, net	284,853	283,569	-	-	283,569
Accrued interest receivable	1,716	1,716	-	1,716	-
Financial liabilities:
Deposits	386,939	389,141	-	389,141	-
Long-term debt	18,950	19,277	-	19,277	-
Accrued interest payable	39	39	-	39	-
Off-balance-sheet financial instruments	-	-	-	-	-

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

Off-Balance Sheet Financial Instruments (disclosed at cost)

Fair values of the Company’s off-balance sheet financial instruments (lending commitments) are based on interest rates and fees currently charged to enter into similar agreements, taking into account, the remaining terms of the commitments and the counterparties’ credit standing. Other than loan commitments, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition.

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

As of January 1, 2015, new federal regulations that substantially revised the minimum capital standards and the method for calculating risk-weighted assets became applicable to the Company.  The revised regulations are now consistent with the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The revised regulations established a new common equity Tier 1 (“CET1”) minimum capital requirement, increased the minimum Tier 1 capital ratio, changed the risk weight of certain assets for purposes of calculating the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purposes of meeting these various capital requirements.  Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends or discretionary bonuses.  The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small savings and loan holding companies or bank holding companies with assets under $1 billion.

Under the revised capital requirements, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets;  (3) a total capital ratio of 8% of risk-weighted assets; and (4) a leverage ratio of 4.0%.  CET1 capital generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

There are a number of changes in what constitutes regulatory capital, some of which are subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital.  The Bank does not use any of these instruments.  Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.  Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital.  The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in the Bank’s capital calculations, as permitted by the regulations.  This opt-out will reduce the impact of market volatility on the Bank’s investment portfolio for purposes of calculating the Bank’s regulatory capital.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures.  These include a 150% risk weight (increased from 100%) for certain high volatility commercial real estate facilities that finance the acquisition, development or construction of real property and for all loans (except one- to four-family real estate loans) that are 90 days past due or otherwise in non-accrual status;  a 20% (increased from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable;  a 250% risk weight (increased from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital;  and increased risk weights (0% to 600%) for equity exposures.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends and discretionary bonuses.  This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increase each year until fully implemented in January 2019.

The OCC’s prompt corrective action standards changed effective January 1, 2015.  Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged).  As of December 31, 2015, the Bank met all of the new requirements, including the full capital conservation buffer that will be required by January 2019.

The most recent notification from the Federal banking agencies categorized the Bank as well capitalized at December 31, 2015 under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2015 and 2014 are presented in the following table:

			Minimum Ratio For					Minimum Ratio To Be Well
	Actual		Capital Adequacy Purposes					Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio			Amount		Ratio			Amount		Ratio
At December 31, 2015
Total capital (to risk-weighted assets)	$68,639	24.93%	$	>=	22,028	>=	8.00%	$	>=	27,535	>=	10.00%
Tier 1 capital (to risk-weighted assets)	66,652	24.21%		>=	16,521	>=	6.00%		>=	22,028	>=	8.00%
CET 1 capital (to risk-weighted assets)	66,652	24.21%		>=	12,391	>=	4.50%		>=	17,898	>=	6.50%
Tier 1 Leverage (to adjusted total assets)	66,652	14.31%		>=	18,636	>=	4.00%		>=	23,295	>=	5.00%
At December 31, 2014
Total capital (to risk-weighted assets)	$65,238	25.71%	$	>=	20,303	>=	8.00%	$	>=	25,379	>=	10.00%
Tier 1 capital (to risk-weighted assets)	63,310	24.95%		>=	10,152	>=	4.00%		>=	15,228	>=	6.00%
CET 1 capital (to risk-weighted assets)	n/a	n/a %		>=	n/a	>=	n/a		>=	n/a	>=	n/a
Tier 1 Leverage (to adjusted total assets)	63,310	13.16%		>=	19,243	>=	4.00%		>=	24,054	>=	5.00%

Following is a reconciliation of Lake Shore Savings Bank’s consolidated GAAP capital to regulatory Tier 1 and CET 1 capital, as well as to Total capital at December 31, 2015 and December 31, 2014:

	December 31,
	2015	2014
	(Dollars in thousands)

GAAP (Equity) Capital:	$69,584	$66,826
Plus:
Unrealized gains on available-for-sale securities, net of tax	(2,842)	(3,516)
Less:
Additional tier 1 capital deductions	(90)	-

Tier 1 Capital and CET1 Capital	66,652	63,310

Plus:
Allowance for loan losses	1,985	1,921
Unrealized gains on available-for-sale securities includible in regulatory capital	6	11
Less:
Other investments required to be deducted	(4)	(4)

Total Regulatory Capital	$68,639	$65,238

Note 15 – Earnings per Share

Earnings per share was calculated for the years ended December 31, 2015, 2014 and 2013, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the ESOP, RRP and EIP. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2015	2014	2013
Numerator – net income	$3,338,000	$3,158,000	$3,743,000
Denominator:
Basic weighted average shares outstanding	5,893,343	5,750,604	5,701,631
Increase in weighted average shares outstanding due to:
Stock options	26,077	25,035	15,845
Diluted weighted average shares outstanding	5,919,420	5,775,639	5,717,476

Earnings per share:
Basic	$0.57	$0.55	0.66
Diluted	$0.56	$0.55	0.65

Note 16 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at December 31, 2015 and 2014. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	December 31,
	2015	2014
	(Dollars in thousands)

Commitments to grant loans	$12,224	$19,027
Unfunded commitments under lines of credit	$34,847	$29,590

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At December 31, 2015 and 2014, the Company’s loan commitments with fixed rates for the next five years totaled $6.3 million and $17.0 million, respectively.  The range of interest rates on these fixed rate commitments was 3.38% to 6.00% at December 31, 2015.

Note 17 – Parent Company Only Financial Information

Parent Company (Lake Shore Bancorp, Inc.) only condensed financial information is as follows:

Statements of Financial Condition

	December 31,
	2015	2014
	(Dollars in thousands)
Assets

Cash and due from banks	$2,416	$2,720
Securities available for sale	89	202
Investment in subsidiary	69,583	66,826
ESOP loan receivable	1,706	1,791
Other assets	87	120

Total assets	$73,881	$71,659

Liabilities and Stockholders' Equity

Other liabilities	5	29
Total stockholders' equity	73,876	71,630

Total liabilities and stockholders' equity	$73,881	$71,659

Statements of Income
	For the Years Ended
	December 31,
	2015	2014	2013
	(Dollars in thousands)

Interest Income	$142	$152	$166
Dividend distributed by bank subsidiary	-	1,250	-
Total Income	142	1,402	166
Non-interest Expenses	348	349	378
(Loss)/Income before income taxes and equity in undistributed net income of subsidiary	(206)	1,053	(212)
Income tax benefit	(92)	(100)	(107)
(Loss)/Income before undistributed net income of subsidiary	(114)	1,153	(105)
Equity in undistributed net income of subsidiary	3,452	2,005	3,848
Net Income	$3,338	$3,158	$3,743

Statements of Comprehensive Income/(Loss)
	For the Years Ended
	December 31,
	2015	2014	2013
	(Dollars in thousands)

Net Income	$3,338	$3,158	$3,743
Other Comprehensive (Loss)/Income, net of tax:
Unrealized holding losses on securities available for sale, net of tax benefit 2015 $2; 2014 $3; 2013 $3	(3)	(5)	(5)
Unrealized holding (losses) gains on securities available for sale of subsidiary, net of tax benefit (expense) 2015 $551; 2014 $(1,997) ; 2013 $3,114	(278)	3,163	(4,933)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income of subsidiary, net of tax expense 2015 $54; 2014 $68; 2013 $1	(106)	(107)	(2)
Gains on sales of securities included in net income of subsidiary, net of tax expense 2015 $150; 2014 $23; 2013 $80	(290)	(36)	(126)
Impairment charge for losses included in net income of subsidiary, net of tax benefit 2013 $70	$-	$-	$110
Total Other Comprehensive (Loss)/Income	(677)	3,015	(4,956)
Total Comprehensive Income/(Loss)	$2,661	$6,173	$(1,213)

Statements of Cash Flows
	For the Years Ended
	December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$3,338	$3,158	$3,743
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP shares committed to be released	107	99	91
Stock based compensation expense	220	110	41
Decrease in accrued interest receivable	-	-	1
Decrease (increase) in other assets	54	101	(314)
(Decrease) increase in other liabilities	(22)	118	31
Equity in undistributed earnings of subsidiary	(3,452)	(2,005)	(3,848)
Net Cash Provided by (Used in) Operating Activities	245	1,581	(255)
Cash Flows from Investing Activities:
Activity in available for sale securities:
Maturities, prepayments and calls	108	133	200
Payments received on ESOP loan	85	85	85
Net Cash Provided by Investing Activities	193	218	285
Cash Flows from Financing Activities:
Proceeds from stock options exercised	615	629	73
Purchase of treasury stock	(746)	(62)	(119)
Cash dividends paid	(611)	(590)	(587)
Net Cash Used in Financing Activities	(742)	(23)	(633)
Net (Decrease) Increase in Cash and Cash Equivalents	(304)	1,776	(603)
Cash and Cash Equivalents - Beginning	2,720	944	1,547
Cash and Cash Equivalents - Ending	$2,416	$2,720	$944

Note 18 – Quarterly Financial Data – Unaudited

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in thousands, except per share amounts)
Total interest income	$4,353	$4,427	$4,408	$4,399
Total interest expense	593	662	716	786
Net interest income	3,760	3,765	3,692	3,613
Provision for loan losses	160	30	185	25
Net interest income after provision for loan losses	3,600	3,735	3,507	3,588
Total non-interest income	598	1,028	547	534
Total non-interest expense	3,250	3,264	3,262	3,307
Income before income taxes	948	1,499	792	815
Income tax expense	114	263	93	246
Net Income	$834	$1,236	$699	$569
Basic and diluted earnings per share	$0.14	$0.21	$0.12	$0.10

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in thousands, except per share amounts)
Total interest income	$4,419	$4,395	$4,527	$4,538
Total interest expense	841	851	830	826
Net interest income	3,578	3,544	3,697	3,712
Provision for loan losses	152	70	-	-
Net interest income after provision for loan losses	3,426	3,474	3,697	3,712
Total non-interest income	554	531	670	480
Total non-interest expense	3,104	3,208	3,269	3,238
Income before income taxes	876	797	1,098	954
Income tax expense	80	109	199	179
Net Income	$796	$688	$899	$775
Basic and diluted earnings per share	$0.14	$0.12	$0.16	$0.14

Note 19 – Treasury Stock

During the year ended December 31, 2015, the Company repurchased 55,000 shares of common stock at an average cost of $13.56 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of December 31, 2015, there were 117,701 shares remaining to be repurchased under the existing stock repurchase program. During the year ended December 31, 2015, the Company transferred 14,886 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share to fund awards granted under the 2012 Equity Incentive Plan.

During the year ended December 31, 2014, the Company repurchased 5,100 shares of common stock at an average cost of $12.30 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of December 31, 2014, there were 56,410 shares remaining to be repurchased under the existing stock repurchase program. During the year ended December 31, 2014, the Company transferred 25,070 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share to fund awards granted under the 2012 Equity Incentive Plan.

Note 20 – Other Comprehensive Income (Loss)

In addition to presenting the Consolidated Statements of Comprehensive Income (Loss) herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Year Ended December 31, 2015
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(834)	$553	$(281)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(160)	54	(106)
Net gain on sale of securities included in net income	(440)	150	(290)
Total Other Comprehensive Loss	$(1,434)	$757	$(677)

	For The Year Ended December 31, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Net unrealized gains arising during the period	$5,152	$(1,994)	$3,158
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(175)	68	(107)
Net gain on sale of securities included in net income	(59)	23	(36)
Total Other Comprehensive Income	$4,918	$(1,903)	$3,015

	For the Year Ended December 31, 2013
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(8,055)	$3,117	$(4,938)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(3)	1	(2)
Net gain on sale of securities included in net income	(206)	80	(126)
Impairment charge for losses included in net income	180	(70)	110
Total Other Comprehensive Loss	$(8,084)	$3,128	$(4,956)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income (loss) for the indicated periods:

Details about Accumulated Other Comprehensive Income (Loss)	Accounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the years ended December 31,			Affected Line Item on the Consolidated
Components	2015	2014	2013	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale
Recovery on previously impaired investment securities	$(160)	$(175)	$(3)	Recovery on previously impaired investment securities
Sale of securities	(440)	(59)	(206)	Net gain on sale of securities available for sale
Impairment charge	-	-	180	Net other-than-temporary-impairment ("OTTI") losses recognized in earnings
	(600)	(234)	(29)
Provision for income tax expense	204	91	11	Income Tax Expense
Total reclassification for the period	$(396)	$(143)	$(18)	Net Income

Note 21 – Subsequent Events

On February 3, 2016, the Board of Directors declared a quarterly cash dividend of $0.07 per share on the Company’s common stock, payable on March 10, 2016 to shareholders of record as of February 26, 2016. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 60.2% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $255,000. On February 3, 2016, a special meeting of the MHC members (i.e., Lake Shore Savings Bank depositors) was held to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.28 per share that may be declared by the Company in the 12 months subsequent to the approval by members (in accordance with the regulation of the Board of Governors of the Federal Reserve System). At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve Board in order to obtain their non-objection of the dividend waiver. As of March 2, 2016, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 2, 2017, aggregating up to $0.28 per share. The MHC waived $1.0 million of dividends during the year ended December 31, 2015. Cumulatively, Lake Shore, MHC has waived approximately $7.5 million of cash dividends as of December 31, 2015.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

On March 17, 2016, the Company sold U.S. treasury bonds with an amortized cost of $12.8 million and gross pre-tax gains of $1.6 million during the ordinary course of business. The sale of these securities will allow the Company to reinvest the proceeds into higher yield, shorter duration commercial loans.