Form 10-Q
period 2016-03-31
LAKE SHORE BANCORP, INC.
filed 2016-05-12
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 6,039,373 shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 9, 2016.

PART I

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2016	2015
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$6,635	$7,296
Interest earning deposits	25,454	12,714
Federal funds sold	14,141	14,217
Cash and Cash Equivalents	46,230	34,227
Securities available for sale	97,621	113,213
Federal Home Loan Bank stock, at cost	1,355	1,454
Loans receivable, net of allowance for loan losses 2016 $2,052; 2015 $1,985	301,690	297,101
Premises and equipment, net	9,019	9,144
Accrued interest receivable	1,721	1,648
Bank owned life insurance	15,005	14,938
Other assets	1,648	1,660
Total Assets	$474,289	$473,385
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$323,788	$323,931
Non-interest bearing	47,392	45,224
Total Deposits	371,180	369,155
Long-term debt	18,950	21,150
Advances from borrowers for taxes and insurance	2,396	3,285
Other liabilities	5,935	5,919
Total Liabilities	$398,461	$399,509
Commitments and Contingencies	-	-
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,756,031 shares issued and 6,040,434 shares outstanding at March 31, 2016 and 6,727,428 shares issued and 6,003,416 shares outstanding at December 31, 2015	$68	$67
Additional paid-in capital	29,701	29,359
Treasury stock, at cost (715,597 shares at March 31, 2016 and 724,012 shares at December 31, 2015)	(6,983)	(7,026)
Unearned shares held by ESOP	(1,684)	(1,706)
Unearned shares held by compensation plans	(705)	(580)
Retained earnings	52,716	50,919
Accumulated other comprehensive income	2,715	2,843
Total Stockholders' Equity	75,828	73,876
Total Liabilities and Stockholders' Equity	$474,289	$473,385

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,514	$3,370
Investment securities, taxable	383	493
Investment securities, tax-exempt	451	530
Other	16	6
Total Interest Income	4,364	4,399
Interest Expense
Deposits	468	663
Long-term debt	96	99
Other	23	24
Total Interest Expense	587	786
Net Interest Income	3,777	3,613
Provision for Loan Losses	130	25
Net Interest Income after Provision for Loan Losses	3,647	3,588
Non-Interest Income
Service charges and fees	434	379
Earnings on bank owned life insurance	67	67
Recovery on previously impaired investment securities	35	32
Gain on sale of securities available for sale	1,636	-
Net gain on sale of loans	15	24
Other	23	32
Total Non-Interest Income	2,210	534
Non-Interest Expenses
Salaries and employee benefits	1,790	1,803
Occupancy and equipment	581	571
Data processing	265	250
Professional services	270	245
Advertising	113	106
FDIC Insurance	65	71
Postage and supplies	54	59
Other	264	202
Total Non-Interest Expenses	3,402	3,307
Income before Income Taxes	2,455	815
Income Tax Expense	501	246
Net Income	$1,954	$569
Basic and diluted earnings per common share	$0.33	$0.10
Dividends declared per share	$0.07	$0.07

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(Dollars in thousands)

Net Income	$1,954	$569

Other Comprehensive (Loss) Income, net of tax (expense) benefit:
Unrealized holding gains on securities available for sale, net of tax expense	975	573

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(23)	(21)
Gains on sale of securities included in net income, net of tax expense	(1,080)	-
Total Other Comprehensive (Loss) Income	(128)	552

Total Comprehensive Income	$1,826	$1,121

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2016 and 2015 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2015	$67	$28,684	$(6,420)	$(1,791)	$(622)	$48,192	$3,520	$71,630
Net income	-	-	-	-	-	569	-	569
Other comprehensive income, net of tax benefit of $123	-	-	-	-	-	-	552	552
Stock options exercised (10,342 shares)	-	119	-	-	-	-	-	119
ESOP shares earned (1,984 shares)	-	5	-	22	-	-	-	27
Stock based compensation	-	1	-	-	-	-	-	1
Compensation plan shares granted (14,955 shares)	-	-	140	-	(140)	-	-	-
Compensation plan shares earned (4,013 shares)	-	8	-	-	43	-	-	51
Purchase of treasury stock, at cost (19,900 shares)	-	-	(270)	-	-	-	-	(270)
Cash dividends declared ($0.07 per share)	-	-	-	-	-	(154)	-	(154)
Balance - March 31, 2015	$67	$28,817	$(6,550)	$(1,769)	$(719)	$48,607	$4,072	$72,525

Balance - January 1, 2016	$67	$29,359	$(7,026)	$(1,706)	$(580)	$50,919	$2,843	$73,876
Net income	-	-	-	-	-	1,954	-	1,954
Other comprehensive loss, net of tax benefit of $65	-	-	-	-	-	-	(128)	(128)
Stock options exercised (28,603 shares)	1	327	-	-	-	-	-	328
ESOP shares earned (1,984 shares)	-	5	-	22	-	-	-	27
Compensation plan shares granted (18,415 shares)	-	-	179	-	(179)	-	-	-
Compensation plan shares earned (5,092 shares)	-	10	-	-	54	-	-	64
Purchase of treasury stock, at cost (10,000 shares)	-	-	(136)	-	-	-	-	(136)
Cash dividends declared ($0.07 per share)	-	-	-	-	-	(157)	-	(157)
Balance - March 31, 2016	$68	$29,701	$(6,983)	$(1,684)	$(705)	$52,716	$2,715	$75,828

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,954	$569
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	49	78
Net amortization of deferred loan costs	129	102
Provision for loan losses	130	25
Recovery on previously impaired investment securities	(35)	(32)
Gain on sale of investment securities	(1,636)	-
Originations of loans held for sale	(1,296)	(1,344)
Proceeds from sales of loans held for sale	1,311	1,368
Gain on sale of loans	(15)	(24)
Depreciation and amortization	216	205
Increase in bank owned life insurance, net	(67)	(67)
ESOP shares committed to be released	27	27
Stock based compensation expense	64	52
Increase in accrued interest receivable	(73)	(202)
Decrease in other assets	41	329
Increase (decrease) in other liabilities	81	(24)
Net Cash Provided by Operating Activities	880	1,062
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	14,406	-
Maturities, prepayments and calls	2,615	3,620
Purchases of Federal Home Loan Bank Stock	-	(29)
Redemptions of Federal Home Loan Bank Stock	99	29
Loan origination and principal collections, net	(4,877)	(1,908)
Additions to premises and equipment	(91)	(66)
Net Cash Provided by Investing Activities	12,152	1,646
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	2,025	(4,279)
Net decrease in advances from borrowers for taxes and insurance	(889)	(993)
Proceeds from issuance of long-term debt	-	3,250
Repayment of long-term debt	(2,200)	(3,250)
Proceeds from stock options exercised	328	119
Purchase of treasury stock	(136)	(270)
Cash dividends paid	(157)	(154)
Net Cash Used in Financing Activities	(1,029)	(5,577)
Net Increase (Decrease) in Cash and Cash Equivalents	12,003	(2,869)
CASH AND CASH EQUIVALENTS - BEGINNING	34,227	35,811
CASH AND CASH EQUIVALENTS - ENDING	$46,230	$32,942
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$592	$788
Income taxes paid	$-	$15

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$32	$20

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The interim consolidated financial statements include the accounts of Lake Shore Bancorp, Inc. (the “Company”, “us”, “our”, or “we”) and Lake Shore Savings Bank (the “Bank”), its wholly owned subsidiary.  All intercompany accounts and transactions of the consolidated subsidiary have been eliminated in consolidation.

The interim financial statements included herein as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The consolidated statements of income for the three months ended March 31, 2016 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2016.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of March 31, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The update requires that a performance target be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The adoption of 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 also eliminates the guidance in FASB Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), “Share-Based Payment”. This should not result in a change in practice because the guidance that is being superseded was never effective. ASU 2016-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016 for all public business entities. Early application is permitted for any interim period during 2016. Management is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and results of operations.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Municipal bonds	$49,056	$3,243	$-	$52,299
Mortgage-backed securities:
Collateralized mortgage obligations-private label	46	-	-	46
Collateralized mortgage obligations-government sponsored entities	36,666	249	(168)	36,747
Government National Mortgage Association	371	34	-	405
Federal National Mortgage Association	4,161	228	-	4,389
Federal Home Loan Mortgage Corporation	2,123	105	-	2,228
Asset-backed securities-private label	979	454	(47)	1,386
Asset-backed securities-government sponsored entities	83	8	-	91
Equity securities	22	8	-	30
	$93,507	$4,329	$(215)	$97,621

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,778	$1,333	$-	$14,111
Municipal bonds	49,064	2,746	(2)	51,808
Mortgage-backed securities:
Collateralized mortgage obligations-private label	48	-	-	48
Collateralized mortgage obligations-government sponsored entities	38,838	124	(620)	38,342
Government National Mortgage Association	396	31	-	427
Federal National Mortgage Association	4,355	187	-	4,542
Federal Home Loan Mortgage Corporation	2,217	84	-	2,301
Asset-backed securities-private label	1,099	464	(62)	1,501
Asset-backed securities-government sponsored entities	89	8	-	97
Equity securities	22	14	-	36
	$108,906	$4,991	$(684)	$113,213

All of our collateralized mortgage obligations are backed by residential mortgages.

At March 31, 2016 and at December 31, 2015, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At March 31, 2016 and December 31, 2015, thirty-four municipal bonds with a cost of $11.1 million and fair value of $11.9 million and $11.7 million, respectively, were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. In addition, at March 31, 2016 and December 31, 2015, nine municipal bonds with a cost and fair value of $2.0 million and $2.1 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
March 31, 2016
Mortgage-backed securities	$-	$-	$16,064	$(168)	$16,064	$(168)
Asset-backed securities -private label	317	(7)	616	(40)	933	(47)
	$317	$(7)	$16,680	$(208)	$16,997	$(215)

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2015
Municipal bonds	$-	$-	$567	$(2)	$567	$(2)
Mortgage-backed securities	8,627	(103)	21,249	(517)	29,876	(620)
Asset-backed securities -private label	379	(11)	658	(51)	1,037	(62)
	$9,006	$(114)	$22,474	$(570)	$31,480	$(684)

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

Management also evaluates other facts and circumstances that may be indicative of an OTTI condition.  This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which fair value has been less than cost, and near-term prospects of the issuer.  The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the provisions in the applicable bond indenture and other factors, then applies a discount rate equal to the effective yield of the security.  If the present value of the expected cash flows is less than the amortized book value, it is considered a credit loss.

The fair value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security.  The difference between the fair value and the credit loss is recognized in other comprehensive income, net of taxes.

At March 31, 2016, the Company’s investment portfolio included one private label asset-backed security in the “unrealized losses less than twelve months” category.

At March 31, 2016, the Company had nineteen municipal bonds and one private label asset-backed security in the “unrealized losses twelve months or more” category. The nineteen municipal bonds were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The private label asset-backed securities noted above were evaluated further for OTTI, as the probability of default is high and the Company’s analysis indicated a possible loss of principal. The following tables provide additional information relating to the private label asset-backed securities as of March 31, 2016 and December 31, 2015 (dollars in thousands):

At March 31, 2016
					Delinquent %
Security	Book Value	Fair Value	Unrealized Loss	Lowest Rating	Over 60 days	Over 90 days	Foreclosure%	OREO%
1	$656	$616	$(40)	CCC	18.10%	16.60%	6.40%	2.01%
2	324	317	(7)	CCC	16.40%	14.90%	6.40%	1.29%
Total	$980	$933	$(47)

At December 31, 2015
					Delinquent %
Security	Book Value	Fair Value	Unrealized Loss	Lowest Rating	Over 60 days	Over 90 days	Foreclosure%	OREO%
1	$709	$658	$(51)	CCC	18.20%	17.40%	7.50%	2.60%
2	390	379	(11)	CCC	16.30%	15.10%	7.00%	1.50%
Total	$1,099	$1,037	$(62)

The two private label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these private label asset-backed securities occurred due to challenges in the economic environment resulting from the recent financial crisis and increased levels of delinquency trends in the underlying loan pools. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the securities listed above did not reflect the need to record an OTTI charge against earnings as of March 31, 2016. The estimated discounted cash flows for these securities did not show an additional principal loss under various prepayment and default rate scenarios. Management concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities prior to their maturity.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of March 31, 2016. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-value ratios and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of March 31, 2016 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities prior to their maturity.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive income (loss), net of tax on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Beginning balance	$696	$858
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	(1)
Receipt of cash flows on previously recorded OTTI	(35)	(32)
Ending balance	$661	$825

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
March 31, 2016:
After one year through five years	$2,451	$2,628
After five years through ten years	27,256	29,167
After ten years	19,349	20,504
Mortgage-backed securities	43,367	43,815
Asset-backed securities	1,062	1,477
Equity securities	22	30
	$93,507	$97,621

During the three months ended March 31, 2016, the Company sold nine U.S. Treasury Bonds for total proceeds of $14.4 million, resulting in realized gains of $1.6 million. During the three months ended March 31, 2015, the Company did not sell any securities available for sale.

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

•

Construction – are loans to finance the construction of either one- to four-family owner occupied homes or commercial real estate.  At the end of the construction period, the loan automatically converts to either a one- to four-family or commercial mortgage, as applicable.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the actual cost of construction. The Company limits its risk during construction as disbursements are not made until the required work for each advance has been completed and an updated lien search is performed.  The completion of the construction progress is verified by inspections performed by a Company loan officer or an independent appraisal firm. Construction delays may also impair the borrower’s ability to repay the loan.

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

The Company also reviews all loans on which the collectability of principal may not be reasonably assured, by reviewing payment status, financial conditions and estimated value of loan collateral. These loans are assigned an internal loan grade, and the Company assigns the amount of loss allowances to these classified loans based on loan grade.

The following tables summarize the activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of March 31, 2016 and December 31, 2015:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2016
Allowance for Loan Losses:
Balance – January 1, 2016	$351	$120	$1,204	$59	$197	$22	$32	$1,985
Charge-offs	(49)	(3)	-	-	(4)	(11)	-	(67)
Recoveries	1	-	-	-	-	3	-	4
Provision (Credit)	154	14	(109)	38	34	15	(16)	130
Balance – March 31, 2016	$457	$131	$1,095	$97	$227	$29	$16	$2,052
Ending balance: individually evaluated for impairment	$-	$-	$16	$-	$5	$-	$-	$21
Ending balance: collectively evaluated for impairment	$457	$131	$1,079	$97	$222	$29	$16	$2,031

Gross Loans Receivable (1):
Ending balance	$153,529	$32,393	$86,395	$9,401	$17,635	$1,462	$-	$300,815
Ending balance: individually evaluated for impairment	$231	$8	$1,680	$-	$108	$-	$-	$2,027
Ending balance: collectively evaluated for impairment	$153,298	$32,385	$84,715	$9,401	$17,527	$1,462	$-	$298,788

(1)	Gross Loans Receivable does not include allowance for loan losses of $(2,052) or deferred loan costs of $2,927.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2015
Allowance for Loan Losses:
Balance – January 1, 2015	$446	$106	$1,163	$-	$184	$22	$-	$1,921
Charge-offs	(17)	(15)	-	-	-	(8)	-	(40)
Recoveries	9	1	21	-	-	3	-	34
Provision (Credit)	(13)	14	(3)	-	8	9	10	25
Balance – March 31, 2015	$425	$106	$1,181	$-	$192	$26	$10	$1,940

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class as of December 31, 2015:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2015
Allowance for Loan Losses:
Balance – December 31, 2015	$351	$120	$1,204	$59	$197	$22	$32	$1,985
Ending balance: individually evaluated for impairment	$-	$-	$20	$-	$-	$-	$-	$20
Ending balance: collectively evaluated for impairment	$351	$120	$1,184	$59	$197	$22	$32	$1,965

Gross Loans Receivable (1):
Ending Balance	$157,307	$32,770	$83,967	$4,849	$15,741	$1,507	$-	$296,141
Ending balance: individually evaluated for impairment	$202	$8	$1,545	$-	$80	$-	$-	$1,835
Ending balance: collectively evaluated for impairment	$157,105	$32,762	$82,422	$4,849	$15,661	$1,507	$-	$294,306

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,985) or deferred loan costs of $2,945.

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

The following is a summary of information pertaining to impaired loans for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Three Months Ended
	At March 31, 2016			March 31, 2016
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$231	$231	$-	$232	$4
Home equity	8	8	-	8	-
Commercial real estate	1,638	1,638	-	1,625	-
Commercial loans	85	85	-	90	-
With an allowance recorded:
Commercial real estate	42	42	16	42	-
Commercial loans	23	23	5	23	-
Total	$2,027	$2,027	$21	$2,020	$4

				For the Year Ended
	At December 31, 2015			December 31, 2015
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$202	$202	$-	$207	$14
Home equity	8	8	-	9	-
Commercial real estate	1,503	1,503	-	1,931	-
Commercial loans	80	80	-	94	2
With an allowance recorded:
Commercial real estate	42	42	20	612	2
Total	$1,835	$1,835	$20	$2,853	$18

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
March 31, 2016:
Real Estate Loans:
Residential, one- to four-family	$435	$634	$1,088	$2,157	$151,372	$153,529	$2,534
Home equity	113	56	338	507	31,886	32,393	377
Commercial	333	148	1,249	1,730	84,665	86,395	1,680
Construction	-	-	-	-	9,401	9,401	-
Other Loans:
Commercial	50	23	-	73	17,562	17,635	180
Consumer	21	6	27	54	1,408	1,462	11
Total	$952	$867	$2,702	$4,521	$296,294	$300,815	$4,782

December 31, 2015:
Real Estate Loans:
Residential, one- to four-family	$1,519	$789	$1,291	$3,599	$153,708	$157,307	$2,462
Home equity	188	32	354	574	32,196	32,770	361
Commercial	-	-	1,248	1,248	82,719	83,967	1,545
Construction	-	-	-	-	4,849	4,849	-
Other Loans:
Commercial	38	-	30	68	15,673	15,741	132
Consumer	17	5	28	50	1,457	1,507	6
Total	$1,762	$826	$2,951	$5,539	$290,602	$296,141	$4,506

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the three month periods ended March 31, 2016 and 2015 was $72,000 and $105,000, respectively.

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

Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are classified.

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of March 31, 2016 and December 31, 2015:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
March 31, 2016
Real Estate Loans:
Residential, one- to four-family	$150,210	$-	$3,319	$-	$-	$153,529
Home equity	31,779	-	614	-	-	32,393
Commercial	79,410	4,586	2,399	-	-	86,395
Construction	9,401	-	-	-	-	9,401
Other Loans:
Commercial	17,090	236	293	16	-	17,635
Consumer	1,452	-	6	2	2	1,462
Total	$289,342	$4,822	$6,631	$18	$2	$300,815

December 31, 2015
Real Estate Loans:
Residential, one- to four-family	$154,473	$-	$2,617	$217	$-	$157,307
Home equity	32,210	-	560	-	-	32,770
Commercial	76,953	4,741	2,273	-	-	83,967
Construction	4,849	-	-	-	-	4,849
Other Loans:
Commercial	15,237	262	242	-	-	15,741
Consumer	1,504	-	1	-	2	1,507
Total	$285,226	$5,003	$5,693	$217	$2	$296,141

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At March 31, 2016
Real Estate Loans:
Residential, one- to four-family	6	$244	-	$-	6	$244	-	$-
Home equity	2	8	-	-	2	8	-	-
Total	8	$252	-	$-	8	$252	-	$-

At December 31, 2015
Real Estate Loans:
Residential, one- to four-family	5	$216	-	$-	5	$216	-	$-
Home equity	2	8	-	-	2	8	-	-
Total	7	$224	-	$-	7	$224	-	$-

No additional loan commitments were outstanding to these borrowers at March 31, 2016 and at December 31, 2015.

The following table details the activity in loans which were first deemed to be TDRs during the three months ended March 31, 2016:

	For The Three Months Ended March 31,
	2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$31	$31
Home equity	-	-	-
Total	1	$31	$31

There were no loans restructured and classified as TDRs during the three months ended March 31, 2015.

Some loan modifications classified as TDRs may not ultimately result in full collection of principal and interest, as modified, which may result in potential losses. These potential losses have been factored into our overall estimate of the allowance for loan losses.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $708,000 and $712,000 at March 31, 2016 and December 31, 2015, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process according to local requirements of the applicable jurisdiction was $519,000 and $708,000 at March 31, 2016 and December 31, 2015, respectively.

Note 5 – Earnings per Share

Earnings per share was calculated for the three months ended March 31, 2016 and 2015, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), unearned shares held by the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan (“RRP”), and unearned shares held by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2016	2015
Numerator – net income	$1,954,000	$569,000
Denominator:
Basic weighted average shares outstanding	5,961,872	5,896,644
Increase in weighted average shares outstanding due to:
Stock options	20,505	32,418
Diluted weighted average shares outstanding	5,982,377	5,929,062

Earnings per share:
Basic	$0.33	$0.10
Diluted	$0.33	$0.10

Note 6 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at March 31, 2016 and December 31, 2015. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	March 31,	December 31,
	2016	2015
	(Dollars in thousands)

Commitments to grant loans	$14,477	$12,224
Unfunded commitments under lines of credit	$34,248	$34,847

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At March 31, 2016 and December 31, 2015, the Company’s loan commitments with fixed rates for the next five years totaled $13.2 million and $6.3 million, respectively. The range of interest rates on these fixed rate commitments was 4.00% to 6.25% at March 31, 2016.

Note 7 – Stock-based Compensation

As of March 31, 2016, the Company had four stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $92,000 and $78,000 for the three months ended March 31, 2016 and 2015, respectively.

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

A summary of the status of the Stock Option Plan as of March 31, 2016 and 2015 is presented below:

	March 31, 2016			March 31, 2015
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	118,087	$10.68		175,369	$10.92
Granted	-	-		-	-
Exercised	(28,603)	11.44		(10,342)	11.50
Forfeited	-	-		-	-
Outstanding at end of period	89,484	$10.44	1.4 years	165,027	$10.88	1.9 years

Options exercisable at end of period	89,484	$10.44	1.4 years	165,027	$10.88	1.9 years

Fair value of options granted		-			-

:

At March 31, 2016, stock options outstanding had an intrinsic value of $255,000 and 64,547 options remained available for grant under the Stock Option Plan. The intrinsic value of stock options exercised was $53,000 and $18,000 for the three months ended March 31, 2016 and 2015, respectively. There was no compensation expense related to the stock option plan for the three month period ended March 31, 2016. Compensation expense for the Stock Option Plan amounted to $1,000 for the three month period ended March 31, 2015.

2006 Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock. As of March 31, 2016, there were 8,088 remaining shares available to grant under the RRP.

As of March 31, 2016, there were 88,348 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $16,000 for the three months ended March 31, 2016 and $17,000 for the three months ended March 31, 2015. At March 31, 2016, $222,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 15 to 52 months.

A summary of the status of unvested shares under the RRP for the three months ended March 31, 2016 and 2015 is as follows:

	2016	Weighted Average Grant Price (per Share)	2015	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	21,397	$12.25	29,031	$11.88
Vested	-	-	(2,380)	7.88
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	21,397	$12.25	26,651	$12.24

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

The Board of Directors has granted restricted stock awards under the EIP during 2016 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

January 20, 2016	14,337	100% on December 15, 2018, if three year performance metric is achieved	$13.35	Employees
January 28, 2016	4,078	100% on December 16, 2016	13.50	Non-employee directors

A summary of the status of unvested restricted stock awards under the EIP for the three months ended March 31, 2016 and 2015 is as follows:

	2016	Weighted Average Grant Price (per Share)	2015	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	27,769	$12.64	21,552	$12.19
Granted	18,415	13.38	14,955	13.38
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	46,184	$12.93	36,507	$12.68

As of March 31, 2016 there were 11,687 shares vested or distributed to eligible participants under the EIP.

Compensation expense related to the EIP amounted to $49,000 for the three months ended March 31, 2016 and $33,000 for the three months ended March 31, 2015. At March 31, 2016,  $481,000 of unrecognized compensation cost related to unvested awards is expected to be recognized over a period of 9  to 41 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of March 31, 2016, the balance of the loan to the ESOP was $1.7 million and the fair value of unallocated shares was $2.1 million. As of March 31, 2016, there were 65,549 allocated shares and 158,699 unallocated shares compared to 58,309 allocated shares and 166,635 unallocated shares at March 31, 2015. The ESOP compensation expense was $27,000 for the three months ended March 31, 2016 and 2015 based on 1,984 shares earned in each of those three month periods.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2016 and December 31, 2015 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015 were as follows:

	Fair Value Measurements at March 31, 2016
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Municipal bonds	$52,299	$-	$52,299	$-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	46	-	46	-
Collateralized mortgage obligations-government sponsored entities	36,747	-	36,747	-
Government National Mortgage Association	405	-	405	-
Federal National Mortgage Association	4,389	-	4,389	-
Federal Home Loan Mortgage Corporation	2,228	-	2,228	-
Asset-backed securities:
Private label	1,386	-	-	1,386
Government sponsored entities	91	-	91	-
Equity securities	30	-	30	-
Total	$97,621	$-	$96,235	$1,386

	Fair Value Measurements at December 31, 2015
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$14,111	$14,111	$-	$-
Municipal bonds	51,808	-	51,808	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	48	-	48	-
Collateralized mortgage obligations-government sponsored entities	38,342	-	38,342	-
Government National Mortgage Association	427	-	427	-
Federal National Mortgage Association	4,542	-	4,542	-
Federal Home Loan Mortgage Corporation	2,301	-	2,301	-
Asset-backed securities:
Private label	1,501	-	-	1,501
Government sponsored entities	97	-	97	-
Equity securities	36	-	36	-
Total	$113,213	$14,111	$97,601	$1,501

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the three months ended March 31, 2016 and for the year ended December 31, 2015.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the three months ended March 31, 2016 and 2015:

	2016	2015
	(Dollars in thousands)
Beginning Balance	$1,501	$2,023
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income/loss	16	16
Total losses - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income/loss	(11)	(26)
Sales	-	-
Principal paydowns	(120)	(101)
Transfers to (out of) Level 3	-	-
Ending Balance	$1,386	$1,912

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

The following table presents additional quantitative information about the Level 3 inputs for the asset-backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of March 31, 2016 and December 31, 2015 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
March 31, 2016
Asset-backed securities - private label	$1,386	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	5 - 10	5.00%	70.0% - 100.0%

December 31, 2015
Asset-backed securities - private label	$1,501	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	4 - 10	4.0% - 6.0%	70.0% - 100.0%

Level 3 inputs are determined by Company’s management using inputs from its third party financial advisor on a quarterly basis. The significant unobservable inputs used in the fair value measurement of the reporting entity’s asset-backed, private label securities are prepayment rates, probability of default and loss severity in the event of default. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

In addition to disclosure of the fair value of assets on a recurring basis, ASC Topic 820 requires disclosures for assets and liabilities measured at fair value on a non-recurring basis, such as impaired assets and foreclosed real estate. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Non-recurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by ASC Topic 310, “Receivables – Loan Impairment,” when establishing the allowance for loan losses. An impaired loan is carried at fair value based on either a recent appraisal less estimated selling costs of underlying collateral or discounted cash flows based on current market conditions.

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At March 31, 2016
Impaired loans	$120	$-	$-	$120
Foreclosed real estate	257	-	-	257

At December 31, 2015
Impaired loans	$98	$-	$-	$98
Foreclosed real estate	292	-	-	292

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At March 31, 2016
Impaired loans	$120	Market valuation of underlying collateral (1)	Appraisal Adjustments (2)	0.00-15.00%
			Direct Disposal Costs (3)	7.00-15.00%
Foreclosed real estate	257	Market valuation of property (1)	Direct Disposal Costs (3)	7.00%

At December 31, 2015
Impaired loans	$98	Market valuation of underlying collateral (1)	Appraisal Adjustments (2)	0.00-15.00%
			Direct Disposal Costs (3)	7.00-10.00%
Foreclosed real estate	292	Market valuation of property (1)	Appraisal Adjustments (2)	0.00-25.00%
			Direct Disposal Costs (3)	7.00-15.00%

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

At March 31, 2016, impaired loans valued using Level 3 inputs had a carrying amount of $103,000 and valuation allowances of $21,000. By comparison, at December 31, 2015, impaired loans valued using Level 3 inputs had a carrying amount of $80,000 and valuation allowances of $20,000.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan.  At March 31, 2016, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the three month period ended March 31, 2016 comprised of two loans with a fair value of $67,000 and resulted in an additional provision for loan loss of $1,000. At December 31, 2015, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the year ended December 31, 2015 comprised of one loan with a fair value of $45,000 and resulted in an additional provision for loan loss of $20,000.

At March 31, 2016, foreclosed real estate valued using Level 3 inputs had a carrying amount of $303,000 and valuation allowances of $74,000. By comparison at December 31, 2015, foreclosed real estate valued using Level 3 inputs had a carrying amount of $347,000 and valuation allowances of $84,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  During the three month period ended March 31, 2016, there was no need to write down the value of any real estate owned properties utilizing Level 3 inputs. At December 31, 2015, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2015 comprised of seven properties with a fair value of $294,000 and resulted in an additional provision for loan losses of $72,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at March 31, 2016
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$46,230	$46,230	$46,230	$-	$-
Securities available for sale	97,621	97,621	-	96,235	1,386
Federal Home Loan Bank stock	1,355	1,355	-	1,355	-
Loans receivable, net	301,690	299,227	-	-	299,227
Accrued interest receivable	1,721	1,721	-	1,721	-
Financial liabilities:
Deposits	371,180	373,750	-	373,750	-
Long-term debt	18,950	19,285	-	19,285	-
Accrued interest payable	32	32	-	32	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2015
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$34,227	$34,227	$34,227	$-	$-
Securities available for sale	113,213	113,213	14,111	97,601	1,501
Federal Home Loan Bank stock	1,454	1,454	-	1,454	-
Loans receivable, net	297,101	291,203	-	-	291,203
Accrued interest receivable	1,648	1,648	-	1,648	-
Financial liabilities:
Deposits	369,155	370,120	-	370,120	-
Long-term debt	21,150	21,183	-	21,183	-
Accrued interest payable	37	37	-	37	-
Off-balance-sheet financial instruments	-	-	-	-	-

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

Note 9 – Treasury Stock

During the quarter ended March 31, 2016, the Company repurchased 10,000 shares of common stock at an average cost of $13.58 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of March 31, 2016, there were 107,701 shares remaining to be repurchased under the existing stock repurchase program. During the quarter ended March 31, 2016, the Company transferred 18,415 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.70 per share to fund awards granted under the 2012 Equity Incentive Plan.

During the quarter ended March 31, 2015, the Company repurchased 19,900 shares of common stock at an average cost of $13.55 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of March 31, 2015 there were 36,510 shares remaining to be repurchased under the then existing stock repurchase program. During the quarter ended March 31, 2015, the Company transferred 14,955 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards granted under the 2012 Equity Incentive Plan.

Note 10 – Other Comprehensive Income

In addition to presenting the Consolidated Statements of Other Comprehensive Income (Loss) herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2016			March 31, 2015
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Net unrealized gains arising during the period	$1,478	$(503)	$975	$461	$112	$573
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(35)	12	(23)	(32)	11	(21)
Gain on sale of securities included in net income	(1,636)	556	(1,080)	-	-	-
Total Other Comprehensive (Loss)/Gain	$(193)	$65	$(128)	$429	$123	$552

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income for the indicated periods:

Details about Accumulated Other Comprehensive Income	Accounts Reclassified from Accumulated Other Comprehensive Income for the three months ended March 31,		Affected Line Item on the Consolidated
Components	2016	2015	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale
Recovery on previously impaired investment securities	$(35)	$(32)	Recovery on previously impaired investment securities
Sale of securities	(1,636)	-	Gain on sale of securities available for sale
	(1,671)	(32)
Provision for income tax expense	568	11	Income Tax Expense
Total reclassification for the period	$(1,103)	$(21)	Net Income

Note 11 – Subsequent Events

On April 27, 2016, the Board of Directors declared a quarterly cash dividend of $0.07 per share on the Company’s common stock, payable on May 20, 2016 to shareholders of record as of May 9, 2016. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 60.2% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $255,000. On March 2, 2016, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 2, 2017, aggregating up to $0.28 per share. The MHC waived $255,000 of dividends during the three months ended March 31, 2016. Cumulatively, Lake Shore, MHC has waived approximately $7.7 million of cash dividends as of March 31, 2016. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

The following factors, including the factors set forth in Part II, Item 1A of this and previous Quarterly Reports on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of March 31, 2016 compared to the consolidated financial condition as of December 31, 2015 and the consolidated results of operations for the three months ended March 31, 2016 and 2015.

Our results of operations depend primarily on our net interest income, which is the difference between the interest income we earn on loans and investments and the interest expense we pay on deposits, borrowings and other interest-bearing liabilities.  Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on these balances.

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

Management Strategy

There have been no material changes in the Company’s management strategy from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Some of these policies require significant judgment, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of securities valuation, impairment of securities and income taxes. There have been no changes in critical accounting policies since December 31, 2015.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2016			March 31, 2015
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$27,187	$16	0.24%	$27,313	$6	0.09%
Securities(1)	111,950	834	2.98%	138,579	1,023	2.95%
Loans	301,383	3,514	4.66%	284,426	3,370	4.74%
Total interest-earning assets	440,520	4,364	3.96%	450,318	4,399	3.91%
Other assets	34,472			33,809
Total assets	$474,992			$484,127

Interest-bearing liabilities
Demand & NOW accounts	$43,331	$8	0.07%	$46,081	$14	0.12%
Money market accounts	78,251	34	0.17%	77,612	58	0.30%
Savings accounts	45,488	6	0.05%	42,752	11	0.10%
Time deposits	157,706	420	1.07%	179,807	580	1.29%
Borrowed funds	20,231	96	1.90%	18,914	99	2.09%
Other interest-bearing liabilities	990	23	9.29%	1,070	24	8.97%
Total interest-bearing liabilities	345,997	587	0.68%	366,236	786	0.86%
Other non-interest bearing liabilities	53,851			45,340
Stockholders' equity	75,144			72,551
Total liabilities & stockholders' equity	$474,992			$484,127
Net interest income		$3,777			$3,613
Interest rate spread			3.28%			3.05%
Net interest margin			3.43%			3.21%

(1)	The tax equivalent adjustment for bank qualified municipals results in rates of 3.81% and 3.74% for the three months ended March 31, 2016 and 2015, respectively.

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

	Three Months Ended March 31, 2016
	Compared to
	Three Months Ended March 31, 2015
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$10	$-	$10
Securities	9	(198)	(189)
Loans, including fees	(54)	198	144
Total interest-earning assets	(35)	-	(35)
Interest-bearing liabilities:
Demand & NOW accounts	(5)	(1)	(6)
Money market accounts	(24)	-	(24)
Savings accounts	(6)	1	(5)
Time deposits	(94)	(66)	(160)
Total deposits	(129)	(66)	(195)
Other interest-bearing liabilities:
Borrowed funds & other	(9)	5	(4)
Total interest-bearing liabilities	(138)	(61)	(199)
Total change in net interest income	$103	$61	$164

Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not re-price as long-term interest rates increase. The Bank is “liability sensitive”, which indicates that liabilities generally re-price faster than assets. As rates rise, we expect loan applications to decrease, prepayment speeds to slow down and the interest rate on our loan portfolio to remain static. Conversely, a majority of our interest-bearing liabilities have much shorter contractual maturities and are expected to re-price, resulting in increased interest expense. A significant portion of our deposits have no contractual maturities and are likely to re-price quickly as short-term interest rates increase. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan and securities portfolios. An increasing rate environment is expected to cause a decrease in our net interest rate spread and a decrease in our earnings.  Changes in market interest rates could also reduce the value of our interest-earning assets including, but not limited to, our securities portfolio. In particular, the unrealized gains and losses on securities available for sale are reported, net of tax, in accumulated other comprehensive income which is a component of stockholders’ equity. As such, declines in the fair value of such securities resulting from increases in market interest rates may adversely affect stockholders’ equity.

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

In the current extended low interest-rate environment, our cost of funds have declined significantly due to lower interest rates being paid on deposit products, along with a 12.3% decrease in the average balance of time deposits since March 31, 2015.  The yields on interest earning assets have remained relatively flat primarily due to the interest rates on new loan originations being lower than the yields earned on loans which had paid off or on legacy loans remaining in the portfolio, along with a 19.2% decrease in the average balance of the securities portfolio. The net interest margin for the three months ended March 31, 2016 was 3.43% in comparison to a net interest margin of 3.21% for the three months ended March 31, 2015.   The increase in the net interest margin was primarily due to an 18 basis points decrease in the rate that we paid on interest-bearing liabilities since March 31, 2015 resulting from a decrease in time deposit accounts and increased focus on core deposit growth.  The Bank’s Asset-Liability Committee continues to evaluate the options available to minimize the potential impact of a rising rate environment on its operations, as well as to prepare for the impact of a continued, prolonged, low-interest rate environment.  The Committee and Bank management have implemented strategies to shorten the term of interest earning assets and increase investments in liquid assets to position the Bank to be able to take advantage of rising interest rates in the future.  Furthermore, strategies to increase core deposits and the origination of adjustable rate commercial loans are also in place to manage interest rate risk and the net interest margin. The use of derivative products is also evaluated as a potential tool to mitigate interest rate risk.

For the three months ended March 31, 2016, the average yields on our loan and investment portfolios were 4.66% and 2.98%, respectively, in comparison to 4.74% and 2.95%, respectively, for the three months ended March 31, 2015.  Overall, the average yield on our interest earning assets increased by 5 basis points to 3.96% for the three months ended March 31, 2016 in comparison to the three months ended March 31, 2015 primarily due to  a $17.0 million increase in average balance of loans since the quarter ended March 31, 2015. The increase was partially offset by lower interest income earned on our securities portfolio, resulting from a $26.6 million decrease in the average balance of the securities portfolio since the quarter ended March 31, 2015.  For the three months ended March 31, 2016 and 2015, the average rate that we paid on interest-bearing liabilities was 0.68% and 0.86%, respectively.  The 18 basis points decrease was primarily due to a $22.1 million decrease in average time deposits as well as a 22 basis points decrease in the average interest rate paid on time deposits since March 31, 2015. Our interest rate spread for the three months ended March 31, 2016 was 3.28% which was a 23 basis points increase in comparison to the three months ended March 31, 2015.  Our net interest margin was 3.43% and 3.21% for the three months ended March 31, 2016 and 2015, respectively.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total assets at March 31, 2016 were $474.3 million, an increase of $904,000, or 0.2%, from $473.4 million at December 31, 2015.  The increase in total assets was primarily due to a $12.0 million increase in cash and cash equivalents and a $4.6 million increase in loans receivable, partially offset by a $15.6 million decrease in securities available for sale.

Cash and cash equivalents increased by $12.0 million, or 35.1%, from $34.2 million at December 31, 2015 to $46.2 million at March 31, 2016.  The increase was primarily due to the receipt of proceeds from the sale of $14.4 million in available for sale securities and a  $10.3 million cash inflow from receipt of principal paydowns and maturities on the investment and loan portfolios, partially offset by a $12.3 million cash outflow for loan originations during the three months ended March 31, 2016.

Securities available for sale decreased by $15.6 million, or 13.8%, to $97.6 million at March 31, 2016 as compared to $113.2 million at December 31, 2015. The decrease was attributable to the sale of $14.4 million of treasury securities and to the receipt of $2.6 million in principal paydowns on the investment portfolio. The sale of treasury securities provided the Company with additional cash proceeds for future loan originations. The Company intends to convert the sale proceeds into commercial loans over a 12 month period, which should result in positive contributions to the Company’s net interest margin and interest rate risk position, as well as positively impact small business customers in our market areas.  These decreases were partially offset by a $1.0 million increase in the market value (before taxes) of the securities available for sale portfolio during the three months ended March 31, 2016.

Net loans receivable increased during the three months ended March 31, 2016 as shown in the table below:

	At March 31,	At December 31,	Change
	2016	2015	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$153,529	$157,307	$(3,778)	(2.4)%
Home equity	32,393	32,770	(377)	(1.2)%
Commercial	86,395	83,967	2,428	2.9%
Construction	9,401	4,849	4,552	93.9%
Total real estate loans	281,718	278,893	2,825	1.0%
Other Loans:
Commercial	17,635	15,741	1,894	12.0%
Consumer	1,462	1,507	(45)	(3.0)%
Total gross loans	300,815	296,141	4,674	1.6%
Allowance for loan losses	(2,052)	(1,985)	(67)	3.4%
Net deferred loan costs	2,927	2,945	(18)	(0.6)%
Loans receivable, net	$301,690	$297,101	$4,589	1.5%

The increase in net loans receivable was primarily due to an increase in construction loans, commercial real estate loans and commercial business loans, partially offset by a decrease in residential, one- to four-family real estate loans and home equity loans. As fixed rate one- to four-family residential real estate loans present additional interest rate risk to our loan portfolio as a result of the longer duration of these types of assets, we remain strategically focused in 2016 on originating shorter duration commercial real estate and commercial business loans to diversify our asset mix, to reduce interest rate risk, to take advantage of the opportunities available to serve small businesses in our market area, and to maintain its net interest margin. In the first quarter of 2016, we sold low-yielding long-term (generally 30 years) conforming fixed rate one- to four-family residential loans that we originated, as part of our interest rate risk strategy and asset/liability management, and plan to continue to do so in the future, as it is deemed appropriate.

Loans Past Due and Non-performing Assets.  The following table presents information regarding our accruing loans delinquent 90 days or more, non‑accrual loans, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At March 31,	At December 31,
	2016	2015
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$-	$47
Home equity	70	88
Commercial	-	-
Construction	-	-
Other loans:
Commercial	-	-
Consumer	21	27
Total	$91	$162
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,534	$2,462
Home equity	377	361
Commercial	1,680	1,545
Construction	-	-
Other loans:
Commercial	180	132
Consumer	11	6
Total non-accrual loans	4,782	4,506
Total non-performing loans	4,873	4,668
Foreclosed real estate	708	712
Total non-performing assets	$5,581	$5,380
Ratios:
Non-performing loans as a percent of total loans:	1.62%	1.57%
Non-performing assets as a percent of total assets:	1.18%	1.14%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Residential, one- to four-family	$-	$-
Home equity	-	-
Performing loans
Residential, one- to four-family	$244	$216
Home equity	8	8

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of year:	$1,985	$1,921
Provision for loan losses	130	25
Charge-offs:
Real estate loans:
Residential, one- to four-family	(49)	(17)
Home equity	(3)	(15)
Commercial	-	-
Construction	-	-
Other loans:
Commercial	(4)	-
Consumer	(11)	(8)
Total charge-offs	(67)	(40)
Recoveries:
Real estate loans:
Residential, one- to four-family	1	9
Home equity	-	1
Commercial	-	21
Construction	-	-
Other loans:
Commercial	-	-
Consumer	3	3
Total recoveries	4	34
Net charge-offs	(63)	(6)
Balance at end of period	$2,052	$1,940
Average loans outstanding	$301,383	$284,426
Allowance for loan losses as a percent of total net loans	0.68%	0.68%
Allowance for loan losses as a percent of non-performing loans	42.10%	34.60%
Ratio of net charge-offs to average loans outstanding(1)	0.08%	0.01%

(1) Annualized

The table below shows changes in deposit balances by type of deposit account between March 31, 2016 and December 31, 2015:

	At March 31,	At December 31,	Change
	2016	2015	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$47,392	$45,224	$2,168	4.8%
Interest bearing	43,486	44,512	(1,026)	(2.3)%
Money market	79,094	76,231	2,863	3.8%
Savings	47,883	44,613	3,270	7.3%
Time deposits	153,325	158,575	(5,250)	(3.3)%
Total deposits	$371,180	$369,155	$2,025	0.5%

The increase in total deposits was primarily due to net growth in core deposits, partially offset by a decrease in time deposits. The growth in core deposits was the result of the Company’s continued strategic focus on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expenses. Time deposits have decreased as certificate of deposit customers have sought higher yields elsewhere.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $2.2 million, or 10.4%, to $19.0 million at March 31, 2016 from $21.2 million at December 31, 2015.  The decrease was due to the use of excess funds to pay off long-term debt which matured during the first quarter of 2016.

Total stockholders’ equity increased by $1.9 million, or 2.6%, from $73.9 million at December 31, 2015 to $75.8 million at March 31, 2016.  The increase in stockholders’ equity was primarily due to net income of $2.0 million and a $327,000 increase in additional paid in capital resulting from stock option exercises during the three months ended March 31, 2016, partially offset by $157,000 in cash dividends paid, $136,000 of common stock purchases, and $128,000 in other comprehensive losses during the three months ended March 31, 2016.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

General.    Net income was $2.0 million for the three months ended March 31, 2016, or $0.33 per diluted share, an increase of $1.4 million, or 243.4%, compared to net income of $569,000, or $0.10 per diluted share, for the three months ended March 31, 2015.  The increase in net income was primarily due to a $1.7 million increase in non-interest income and a $164,000 increase in net interest income, partially offset by a $255,000 increase in income tax expense, a $105,000 increase in provision for loan losses and a $95,000 increase in non-interest expenses. The $1.7 million increase in non-interest income was primarily due to a pre-tax gain on the sale of securities of $1.6 million for the three months ended March 31, 2016.

Interest Income.    Interest income decreased by $35,000, or 0.8%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a decrease in investment interest income. Investment interest income decreased by $189,000, or 18.5%, from $1.0 million for the three months ended March 31, 2015 to $834,000 for the three months ended March 31, 2016, due to a decrease in the average balance of the investment portfolio from $138.6 million for the three months ended March 31, 2015 to $112.0 million for the three months ended March 31, 2016. The decrease in the average balance of the investment portfolio was partially due to the Company’s strategy to reinvest paydowns received on the securities portfolio into loan originations and shorter term cash and cash equivalents in order to be in a better position to take advantage of future increases in market interest rates. The Company also sold $14.4 million of treasury bonds during the three months ended March 31, 2016 to fund future commercial loan growth. Management intends to use the sale proceeds to originate shorter duration, adjustable rate commercial loans with yields equivalent to or higher than the yields earned on the sold bonds. The average yield on the investment portfolio increased 3 basis points from 2.95% for the three months ended March 31, 2015 to 2.98% for the three months ended March 31, 2016. Loan interest income increased by $144,000, or 4.3%, to $3.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to an increase in the average balance of the loan portfolio by $17.0 million, or 6.0%, from $284.4 million for the three months ended March 31, 2015 to $301.4 million for the three months ended March 31, 2016. The increase in the average balance of loans receivable was primarily due to an increase in the average balance of commercial real estate loans, commercial loans, construction loans and home equity loans, partially offset by a decrease in the average balance of one- to four-family real estate loans. The average yield on the loan portfolio decreased from 4.74% for the three months ended March 31, 2015 to 4.66% for the three months ended March 31, 2016. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off or on legacy loans remaining in the portfolio, as a result of the current low interest rate environment.

Interest Expense.  Interest expense decreased $199,000, or 25.3% for the three months ended March 31, 2016 to $587,000 compared to $786,000 for the three months ended March 31, 2015. Interest paid on deposits decreased by $195,000, or 29.4%, to $468,000 for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015, primarily due to a 19 basis points decrease in the average rate paid on deposits and a $21.5 million decrease in average deposits. The average balance of deposits for the three months ended March 31, 2016 was $324.8 million with an average rate of 0.58% compared to the average balance of deposits of $346.3 million and an average rate of 0.77% for the three months ended March 31, 2015. The decrease in the average balance of deposits was primarily due to a decrease in time deposits as customers have sought higher yields elsewhere. The decrease in the average rate paid on deposits was due to the continued low interest rate environment during the first quarter of 2016 and due to the shift in the deposit mix towards low cost core deposits. The interest expense related to advances from the FHLBNY decreased $3,000, or 3.0%, to $96,000 for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015. The average balance of advances from the FHLBNY for the three months ended March 31, 2016 was $20.2 million with an average rate of 1.90% compared to an average balance of $18.9 million and an average rate of 2.09% for the three months ended March 31, 2015.

Provision for Loan Losses.    A provision of $130,000 to the allowance for loan losses was recorded during the three months ended March 31, 2016, which was a $105,000 increase in comparison to the provision recorded during the three months ended March 31, 2015. Net charge-offs were $63,000 for the three months ended March 31, 2016 compared to $6,000 for the three months ended March 31, 2015. Non-performing loans increased slightly to $4.9 million at March 31, 2016 from $4.7 million at December 31, 2015, representing 1.62% and 1.57%, respectively, of total loans.

During the three months ended March 31, 2016, the Company recorded a $183,000 provision for one- to four-family, home equity and consumer loans primarily due to a review of the historical losses relating to these types of loans. The Company set aside $76,000 of provision to reflect an increase in historical average net charge-offs for these loans types over the last five years. A provision of $107,000 was set aside for one- to four-family, home equity, and consumer loans due to changes in the related environmental factors used to qualitatively assess inherent losses in the loan portfolio and due to an increase in net charge-offs during the three months ended March 31, 2016. The Company recorded a $72,000 provision on construction and commercial loans primarily due to an increase in loan balances during the three months ended March 31, 2016, to reflect the inherent losses expected on these loan types.  The Company recorded a $180,000 credit provision on commercial real estate loans primarily due to a decrease in historical average net charge-offs over the last five years. The credit provision for commercial real estate loans was partially offset by a $71,000 provision for loan losses to reflect inherent losses included in new commercial real estate loans originated during the three months ended March 31, 2016. The Company recorded an unallocated credit to the provision for loan losses of $16,000, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the three months ended March 31, 2015, the Company recorded a $14,000 and $9,000 provision for loan losses on home equity loans and consumer loans, respectively, primarily due to net charge-offs. The Company recorded an $8,000 provision for loan losses on commercial loans primarily due to an increase in outstanding loan balances during the three months ended March 31, 2015. The provisions for loan losses were partially offset by a $16,000 credit for loan losses on one- to four-family and commercial real estate loans during the three months ended March 31, 2015, primarily due to a review of the historical losses relating to these types of loans. The Company determined a credit provision was necessary due to a decrease in historical average net charge-offs over the last five years. During the three months ended March 31, 2015, the Company recorded an unallocated provision for loan losses of $10,000, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-interest Income.  Non-interest income increased $1.7 million, or 313.9%, to $2.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The increase was primarily due to a pre-tax gain on the sale of securities of $1.6 million for the three months ended March 31, 2016, while there were no securities sold during the same period in 2015. The Company sold the treasury bonds to convert the sale proceeds into commercial loans which will enable the Company to assist small businesses and commercial customers in its local market areas, as well as to shorten the duration of its interest-earning assets, improve its interest rate risk position and stabilize its net interest margin. The increase was also due to a $55,000 increase, or 14.5%, in service charges and fees during the three months ended March 31, 2016 when compared to the same three months in 2015.  These increases were partially offset by a $9,000 decrease in net gains on the sale of loans during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Non-interest Expenses.  Non-interest expenses increased $95,000, or 2.9%, from $3.3 million for the three months ended March 31, 2015 to $3.4 million for the three months ended March 31, 2016.  Other expenses increased $62,000, or 30.7%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to the first quarter of 2015 having higher net gains on the sale of foreclosed properties when compared to the first quarter of 2016. Professional services increased by $25,000, or 10.2% for the three months ended March 31, 2016 as compared to the same three months in 2015, primarily due to increased consulting costs during the first quarter of 2016. Data processing costs increased $15,000, or 6.0%, from the three months ended March 31, 2015 to the three months ended March 31, 2016, primarily due to costs related to system enhancements that have taken place since the first quarter of 2015 as well as due to increased use of electronic banking services by customers. Occupancy and equipment costs increased $10,000, or 1.8%, from the three months ended March 31, 2015 to the three months ended March 31, 2016, primarily due to increased equipment purchases. Salaries and employee benefits expense decreased $13,000, or 0.7%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to a higher volume of deferred salary related to loan originations and lower unemployment and health insurance costs, partially offset by additional expenses for stock grants awarded during 2016 and for amendments to the benefit amounts payable to certain non-employee directors under the Amended and Restated 2015 Directors Supplemental Benefit Plan II.

Income Taxes Expense.  Income tax expense increased by $255,000, or 103.7%, from $246,000 for the three months ended March 31, 2015 to $501,000 for the three months ended March 31, 2016. The increase in income tax expense was primarily due to an increase in pre-tax income during the three months ended March 31, 2016. Income tax expense for the three months ended March 31, 2015 included $128,000 for a deferred tax valuation allowance recorded because of changes in New York State tax laws. Without this one-time tax effect for 2015, our effective tax rate would have been 14.1% for the three months ended March 31, 2015 as compared to an effective rate of 20.4% for the three months ended March 31, 2016.  The increase in the 2016 effective tax rate was primarily due to the projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance related to our projection of pre-tax income for the current year.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures.  Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, interest earning deposits at other financial institutions and funds provided from operations.  We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of March 31, 2016, our maximum lending value was $114.1 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans.  At March 31, 2016, we had outstanding advances under this agreement of $19.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.1 million and a fair value of $11.9 million as of March 31, 2016. There were no balances outstanding with the Federal Reserve Bank at March 31, 2016. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of March 31, 2016.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the three months ended March 31, 2016, we originated loans of approximately $18.6 million in comparison to approximately $13.0 million of loans originated during the three months ended March 31, 2015. Loan originations exceeded principal repayments and other deductions in the first quarter of 2016 by $4.7 million. The loan originations were funded through principal payments received on loans and securities and cash reserves. We did not purchase any investment securities during the three months ended March 31, 2016 or 2015.

At March 31, 2016, we had loan commitments to borrowers of approximately $14.5 million and overdraft lines of protection and unused home equity lines of credit of approximately $34.2 million. Total deposits were $371.2 million at March 31, 2016, as compared to $369.2 million at December 31, 2015.  The increase in total deposits was primarily due to a net growth in core deposits, partially offset by a decrease in time deposits during the first quarter of 2016.  The Company’s strategic focus is on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expenses. Time deposits have decreased as certificate of deposit customers have sought higher yields elsewhere. Time deposit accounts scheduled to mature within one year were $75.9 million at March 31, 2016.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

Capital

As of January 1, 2015, new regulations that substantially amended the capital regulations became applicable to us.  These regulations implement the Basel III regulatory capital reforms and changes required by the Dodd-

Frank Act, as discussed in the “Supervision and Regulation – Federal Banking Regulation – Capital Requirements” section included in our Annual Report on Form 10-K for the year ended December 31, 2015.

As of March 31, 2016, as shown in the table below, the Bank’s Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions, as determined by the Office of the Comptroller of the Currency (the “OCC”), our primary regulator:

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

At March 31, 2016	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CETI capital (to risk-weighted assets)	24.39%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	24.39%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	25.12%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	14.59%	>=	4.00%	>=	5.00%
At December 31, 2015	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CETI capital (to risk-weighted assets)	24.21%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	24.21%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	24.93%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	14.31%	>=	4.00%	>=	5.00%

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2016, the Bank's capital conservation buffer was 17.12% exceeding the minimum of 0.625% for 2016.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended

March 31, 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended March 31, 2016:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

January 1 through January 31, 2016	5,000	$13.55	5,000	112,701
February 1 through February 29, 2016	-	-	-	112,701
March 1 through March 31, 2016	5,000	13.60	5,000	107,701
Total	10,000	$13.58	10,000	107,701

______________

(1)

On December 11, 2015, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 117,701 shares of our outstanding common stock. This amount represents approximately 5% of our outstanding common stock not owned by the MHC as of December 11, 2015. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

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

________________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

May 12, 2016	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2016	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)