Form 10-Q
period 2016-06-30
LAKE SHORE BANCORP, INC.
filed 2016-08-12
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 6,070,421 shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 9, 2016.

PART I

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2016	2015
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$8,663	$7,296
Interest earning deposits	18,090	12,714
Federal funds sold	14,445	14,217
Cash and Cash Equivalents	41,198	34,227
Securities available for sale	95,021	113,213
Federal Home Loan Bank stock, at cost	1,340	1,454
Loans receivable, net of allowance for loan losses 2016 $2,060; 2015 $1,985	315,218	297,101
Premises and equipment, net	8,865	9,144
Accrued interest receivable	1,563	1,648
Bank owned life insurance	15,075	14,938
Other assets	1,700	1,660
Total Assets	$479,980	$473,385
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$322,581	$323,931
Non-interest bearing	52,263	45,224
Total Deposits	374,844	369,155
Long-term debt	18,950	21,150
Advances from borrowers for taxes and insurance	3,162	3,285
Other liabilities	5,979	5,919
Total Liabilities	$402,935	$399,509
Commitments and Contingencies	-	-
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,794,079 shares issued and 6,070,421 shares outstanding at June 30, 2016 and 6,727,428 shares issued and 6,003,416 shares outstanding at December 31, 2015	$68	$67
Additional paid-in capital	30,131	29,359
Treasury stock, at cost (723,658 shares at June 30, 2016 and 724,012 shares at December 31, 2015)	(7,100)	(7,026)
Unearned shares held by ESOP	(1,663)	(1,706)
Unearned shares held by compensation plans	(659)	(580)
Retained earnings	53,224	50,919
Accumulated other comprehensive income	3,044	2,843
Total Stockholders' Equity	77,045	73,876
Total Liabilities and Stockholders' Equity	$479,980	$473,385

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,602	$3,424	$7,116	$6,794
Investment securities, taxable	259	449	642	942
Investment securities, tax-exempt	451	530	902	1,060
Other	35	5	51	11
Total Interest Income	4,347	4,408	8,711	8,807
Interest Expense
Deposits	456	593	924	1,256
Long-term debt	91	98	187	197
Other	23	25	46	49
Total Interest Expense	570	716	1,157	1,502
Net Interest Income	3,777	3,692	7,554	7,305
Provision for Loan Losses	55	185	185	210
Net Interest Income after Provision for Loan Losses	3,722	3,507	7,369	7,095
Non-Interest Income
Service charges and fees	431	399	865	778
Earnings on bank owned life insurance	70	69	137	136
Recovery on previously impaired investment securities	33	43	68	75
Gain on sale of securities available for sale	-	-	1,636	-
Net gain on sale of loans	46	21	61	45
Other	23	15	46	47
Total Non-Interest Income	603	547	2,813	1,081
Non-Interest Expenses
Salaries and employee benefits	1,795	1,684	3,585	3,487
Occupancy and equipment	577	565	1,158	1,136
Data processing	261	252	526	502
Professional services	257	258	527	503
Advertising	189	103	302	209
FDIC Insurance	59	73	124	144
Postage and supplies	56	68	110	127
Other	297	259	561	461
Total Non-Interest Expenses	3,491	3,262	6,893	6,569
Income before Income Taxes	834	792	3,289	1,607
Income Tax Expense	170	93	671	339
Net Income	$664	$699	$2,618	$1,268
Basic earnings per common share	$0.11	$0.12	$0.44	$0.22
Diluted earnings per common share	$0.11	$0.12	$0.44	$0.21
Dividends declared per share	$0.07	$0.07	$0.14	$0.14

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income/(Loss)

	Three Months Ended June 30,
	2016	2015
	(Unaudited)
	(Dollars in thousands)

Net Income	$664	$699

Other Comprehensive Income (Loss), net of tax (expense) benefit
Unrealized holding gains (losses) on securities available for sale, net of tax (expense) benefit	351	(1,025)

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(22)	(29)
Total Other Comprehensive Income (Loss)	329	(1,054)

Total Comprehensive Income (Loss)	$993	$(355)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
	(Dollars in thousands)

Net Income	$2,618	$1,268

Other Comprehensive Income (Loss), net of tax (expense) benefit:
Unrealized holding gains (losses) on securities available for sale, net of tax (expense) benefit	1,326	(452)

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(45)	(50)
Gains on sale of securities included in net income, net of tax expense	(1,080)	-
Total Other Comprehensive Income (Loss)	201	(502)

Total Comprehensive Income	$2,819	$766

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2016 and 2015 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2015	$67	$28,684	$(6,420)	$(1,791)	$(622)	$48,192	$3,520	$71,630
Net income	-	-	-	-	-	1,268	-	1,268
Other comprehensive loss, net of tax benefit of $666	-	-	-	-	-	-	(502)	(502)
Stock options exercised (11,775 shares)	-	136	-	-	-	-	-	136
ESOP shares earned (3,968 shares)	-	11	-	43	-	-	-	54
Stock based compensation	-	1	-	-	-	-	-	1
Compensation plan shares granted (15,455 shares)	-	-	145	-	(145)	-	-	-
Compensation plan shares earned (8,443 shares)	-	16	-	-	91	-	-	107
Purchase of treasury stock, at cost (39,900 shares)	-	-	(541)	-	-	-	-	(541)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	(307)	-	(307)
Balance - June 30, 2015	$67	$28,848	$(6,816)	$(1,748)	$(676)	$49,153	$3,018	$71,846

Balance - January 1, 2016	$67	$29,359	$(7,026)	$(1,706)	$(580)	$50,919	$2,843	$73,876
Net income	-	-	-	-	-	2,618	-	2,618
Other comprehensive income, net of tax expense of $104	-	-	-	-	-	-	201	201
Stock options exercised (66,651 shares)	1	736	-	-	-	-	-	737
ESOP shares earned (3,968 shares)	-	10	-	43	-	-	-	53
Compensation plan shares granted (20,354 shares)	-	-	197	-	(197)	-	-	-
Compensation plan shares earned (11,320 shares)	-	26	-	-	118	-	-	144
Purchase of treasury stock, at cost (20,000 shares)	-	-	(271)	-	-	-	-	(271)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	(313)	-	(313)
Balance - June 30, 2016	$68	$30,131	$(7,100)	$(1,663)	$(659)	$53,224	$3,044	$77,045

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,618	$1,268
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	94	162
Net amortization of deferred loan costs	259	244
Provision for loan losses	185	210
Recovery on previously impaired investment securities	(68)	(75)
Gain on sale of investment securities	(1,636)	-
Originations of loans held for sale	(2,996)	(3,277)
Proceeds from sales of loans held for sale	3,057	3,322
Gain on sale of loans	(61)	(45)
Depreciation and amortization	430	415
Increase in bank owned life insurance, net	(137)	(136)
ESOP shares committed to be released	53	54
Stock based compensation expense	144	108
Decrease in accrued interest receivable	85	15
Decrease in other assets	53	473
Decrease in other liabilities	(44)	(204)
Net Cash Provided by Operating Activities	2,036	2,534
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	14,406	-
Maturities, prepayments and calls	5,701	7,753
Purchases of Federal Home Loan Bank Stock	(3)	(29)
Redemptions of Federal Home Loan Bank Stock	117	49
Loan origination and principal collections, net	(18,654)	(12,188)
Additions to premises and equipment	(151)	(147)
Net Cash Provided by (Used in) Investing Activities	1,416	(4,562)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	5,689	(5,094)
Net decrease in advances from borrowers for taxes and insurance	(123)	(131)
Proceeds from issuance of long-term debt	-	3,250
Repayment of long-term debt	(2,200)	(3,250)
Proceeds from stock options exercised	737	136
Purchase of treasury stock	(271)	(541)
Cash dividends paid	(313)	(307)
Net Cash Provided by (Used in) Financing Activities	3,519	(5,937)
Net Increase (Decrease) in Cash and Cash Equivalents	6,971	(7,965)
CASH AND CASH EQUIVALENTS - BEGINNING	34,227	35,811
CASH AND CASH EQUIVALENTS - ENDING	$41,198	$27,846
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,164	$1,501
Income taxes paid	$580	$370

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$97	$45

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

The interim consolidated financial statements included herein as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The consolidated statements of income for the three and six months ended June 30, 2016 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2016.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of June 30, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2019 for all public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers. Early application is permitted as of the annual reporting periods beginning after December 15, 2018, including interim periods within those periods. Management is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Municipal bonds	$49,047	$3,537	$-	$52,584
Mortgage-backed securities:
Collateralized mortgage obligations-private label	46	-	-	46
Collateralized mortgage obligations-government sponsored entities	34,137	311	(52)	34,396
Government National Mortgage Association	352	35	-	387
Federal National Mortgage Association	3,952	244	-	4,196
Federal Home Loan Mortgage Corporation	2,025	110	-	2,135
Asset-backed securities-private label	749	426	(26)	1,149
Asset-backed securities-government sponsored entities	79	8	-	87
Equity securities	22	19	-	41
	$90,409	$4,690	$(78)	$95,021

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,778	$1,333	$-	$14,111
Municipal bonds	49,064	2,746	(2)	51,808
Mortgage-backed securities:
Collateralized mortgage obligations-private label	48	-	-	48
Collateralized mortgage obligations-government sponsored entities	38,838	124	(620)	38,342
Government National Mortgage Association	396	31	-	427
Federal National Mortgage Association	4,355	187	-	4,542
Federal Home Loan Mortgage Corporation	2,217	84	-	2,301
Asset-backed securities-private label	1,099	464	(62)	1,501
Asset-backed securities-government sponsored entities	89	8	-	97
Equity securities	22	14	-	36
	$108,906	$4,991	$(684)	$113,213

All of our collateralized mortgage obligations are backed by residential mortgages.

At June 30, 2016 and at December 31, 2015, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At June 30, 2016 and December 31, 2015, thirty-four municipal bonds with a cost of $11.1 million and fair value of $11.9 million and $11.7 million, respectively, were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. In addition, at June 30, 2016, fourteen municipal bonds with a cost and fair value of $3.6 million and $3.9 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2015, nine municipal bonds with a cost and fair value of $2.0 million and $2.1 million, respectively, were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
June 30, 2016
Mortgage-backed securities	$-	$-	$8,959	$(52)	$8,959	$(52)
Asset-backed securities -private label	267	(5)	456	(21)	723	(26)
	$267	$(5)	$9,415	$(73)	$9,682	$(78)

December 31, 2015
Municipal bonds	$-	$-	$567	$(2)	$567	$(2)
Mortgage-backed securities	8,627	(103)	21,249	(517)	29,876	(620)
Asset-backed securities -private label	379	(11)	658	(51)	1,037	(62)
	$9,006	$(114)	$22,474	$(570)	$31,480	$(684)

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

The fair value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security.  The difference between the fair value and the credit loss is recognized in other comprehensive income (loss), net of taxes.

At June 30, 2016, the Company’s investment portfolio included one private label asset-backed security in the “unrealized losses less than twelve months” category.

At June 30, 2016, the Company had fourteen mortgage-backed securities and one private label asset-backed security in the “unrealized losses twelve months or more” category. The fourteen mortgage-backed securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The private label asset-backed securities noted above were evaluated further for OTTI, as the probability of default is high and the Company’s analysis indicated a possible loss of principal. The following tables provide additional information relating to the private label asset-backed securities as of June 30, 2016 and December 31, 2015 (dollars in thousands):

At June 30, 2016
					Delinquent %
Security	Book Value	Fair Value	Unrealized Loss	Lowest Rating	Over 60 days	Over 90 days	Foreclosure%	OREO%
1	$477	$456	$(21)	CCC	16.20%	15.50%	7.30%	2.00%
2	272	267	(5)	CCC	14.20%	13.10%	4.90%	1.30%
Total	$749	$723	$(26)

At December 31, 2015
					Delinquent %
Security	Book Value	Fair Value	Unrealized Loss	Lowest Rating	Over 60 days	Over 90 days	Foreclosure%	OREO%
1	$709	$658	$(51)	CCC	18.20%	17.40%	7.50%	2.60%
2	390	379	(11)	CCC	16.30%	15.10%	7.00%	1.50%
Total	$1,099	$1,037	$(62)

The two private label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these private label asset-backed securities occurred due to challenges in the economic environment resulting from the recent financial crisis and increased levels of delinquency trends in the underlying loan pools. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the securities listed above did not reflect the need to record an OTTI charge against earnings as of June 30, 2016. The estimated discounted cash flows for these securities did not show an additional principal loss under various prepayment and default rate scenarios. Management concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities prior to their maturity.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of June 30, 2016. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-value ratios and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of June 30, 2016 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities prior to their maturity.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive income (loss), net of tax on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Beginning balance	$696	$858
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	(2)
Receipt of cash flows on previously recorded OTTI	(68)	(75)
Ending balance	$628	$781

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
June 30, 2016:
After one year through five years	$2,450	$2,623
After five years through ten years	28,530	30,608
After ten years	18,067	19,353
Mortgage-backed securities	40,512	41,160
Asset-backed securities	828	1,236
Equity securities	22	41
	$90,409	$95,021

During the six months ended June 30, 2016, the Company sold nine U.S. Treasury Bonds for total proceeds of $14.4 million, resulting in realized gains of $1.6 million. During the six months ended June 30, 2015, the Company did not sell any securities available for sale.

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

•

Home Equity - are loans or lines of credit secured by first or second liens on owner-occupied residential real estate primarily held in the Western New York region.  These loans can also be affected by economic conditions and the values of underlying properties. Home equity loans may have increased risk of loss if the Company does not hold the first mortgage resulting in the Company being in a secondary position in the event of collateral liquidation. The Company does not originate interest only home equity loans.
•

Commercial Real Estate – are loans used to finance the purchase of real property, which generally consists of developed real estate that is held as first lien collateral for the loan.  These loans are secured by real estate properties that are primarily held in the Western New York region.  Commercial real estate lending involves additional risks compared with one- to four-family residential lending, because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than one- to four-family residential mortgage loans.  Also, commercial real estate loans typically involve relatively large loan balances to single borrowers or groups of related borrowers. Accordingly, the nature of these types of loans make them more difficult for the Company to monitor and evaluate.

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

The following tables summarize the activity in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of June 30, 2016 and December 31, 2015:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2016
Allowance for Loan Losses:
Balance – April 1, 2016	$457	$131	$1,095	$97	$227	$29	$16	$2,052
Charge-offs	-	(15)	(1)	-	(26)	(21)	-	(63)
Recoveries	9	1	-	-	1	5	-	16
Provision (Credit)	(42)	12	(30)	32	73	9	1	55
Balance – June 30, 2016	$424	$129	$1,064	$129	$275	$22	$17	$2,060

Balance – January 1, 2016	$351	$120	$1,204	$59	$197	$22	$32	$1,985
Charge-offs	(49)	(18)	(1)	-	(30)	(32)	-	(130)
Recoveries	10	1	-	-	1	8	-	20
Provision (Credit)	112	26	(139)	70	107	24	(15)	185
Balance – June 30, 2016	$424	$129	$1,064	$129	$275	$22	$17	$2,060
Ending balance: individually evaluated for impairment	$-	$-	$5	$-	$21	$-	$-	$26
Ending balance: collectively evaluated for impairment	$424	$129	$1,059	$129	$254	$22	$17	$2,034

Gross Loans Receivable (1):
Ending balance	$153,808	$33,029	$92,155	$12,083	$21,900	$1,329	$-	$314,304
Ending balance: individually evaluated for impairment	$242	$4	$2,302	$-	$207	$-	$-	$2,755
Ending balance: collectively evaluated for impairment	$153,566	$33,025	$89,853	$12,083	$21,693	$1,329	$-	$311,549

(1)	Gross Loans Receivable does not include allowance for loan losses of $(2,060) or deferred loan costs of $2,974.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2015
Allowance for Loan Losses:
Balance – April 1, 2015	$425	$106	$1,181	$-	$192	$26	$10	$1,940
Charge-offs	(1)	(2)	-	-	(4)	(11)	-	(18)
Recoveries	3	7	-	-	7	1	-	18
Provision (Credit)	(34)	(8)	213	-	(8)	11	11	185
Balance – June 30, 2015	$393	$103	$1,394	$-	$187	$27	$21	$2,125

Balance – January 1, 2015	$446	$106	$1,163	$-	$184	$22	$-	$1,921
Charge-offs	(18)	(17)	-	-	(4)	(19)	-	(58)
Recoveries	12	8	21	-	7	4	-	52
Provision (Credit)	(47)	6	210	-		20	21	210
Balance – June 30, 2015	$393	$103	$1,394	$-	$187	$27	$21	$2,125

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class as of December 31, 2015:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2015
Allowance for Loan Losses:
Balance – December 31, 2015	$351	$120	$1,204	$59	$197	$22	$32	$1,985
Ending balance: individually evaluated for impairment	$-	$-	$20	$-	$-	$-	$-	$20
Ending balance: collectively evaluated for impairment	$351	$120	$1,184	$59	$197	$22	$32	$1,965

Gross Loans Receivable (1):
Ending Balance	$157,307	$32,770	$83,967	$4,849	$15,741	$1,507	$-	$296,141
Ending balance: individually evaluated for impairment	$202	$8	$1,545	$-	$80	$-	$-	$1,835
Ending balance: collectively evaluated for impairment	$157,105	$32,762	$82,422	$4,849	$15,661	$1,507	$-	$294,306

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,985) or deferred loan costs of $2,945.

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

The following is a summary of information pertaining to impaired loans for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Six Months Ended
	At June 30, 2016			June 30, 2016
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$242	$242	$-	$244	$7
Home equity	4	4	-	8	-
Commercial real estate	2,109	2,109	-	2,136	12
Commercial loans	64	64	-	82	-
With an allowance recorded:
Commercial real estate	193	193	5	195	4
Commercial loans	143	143	21	145	4
Total	$2,755	$2,755	$26	$2,810	$27

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2015			December 31, 2015
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$202	$202	$-	$207	$14
Home equity	8	8	-	9	-
Commercial real estate	1,503	1,503	-	1,931	-
Commercial loans	80	80	-	94	2
With an allowance recorded:
Commercial real estate	42	42	20	612	2
Total	$1,835	$1,835	$20	$2,853	$18

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
June 30, 2016:
Real Estate Loans:
Residential, one- to four-family	$1,929	$335	$916	$3,180	$150,628	$153,808	$2,137
Home equity	116	110	191	417	32,612	33,029	354
Commercial	1,479	482	1,350	3,311	88,844	92,155	1,677
Construction	-	-	-	-	12,083	12,083	-
Other Loans:
Commercial	120	-	23	143	21,757	21,900	157
Consumer	18	7	40	65	1,264	1,329	23
Total	$3,662	$934	$2,520	$7,116	$307,188	$314,304	$4,348

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
December 31, 2015:
Real Estate Loans:
Residential, one- to four-family	$1,519	$789	$1,291	$3,599	$153,708	$157,307	$2,462
Home equity	188	32	354	574	32,196	32,770	361
Commercial	-	-	1,248	1,248	82,719	83,967	1,545
Construction	-	-	-	-	4,849	4,849	-
Other Loans:
Commercial	38	-	30	68	15,673	15,741	132
Consumer	17	5	28	50	1,457	1,507	6
Total	$1,762	$826	$2,951	$5,539	$290,602	$296,141	$4,506

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the six month periods ended June 30, 2016 and 2015 was $147,000 and $209,000, respectively.

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

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of June 30, 2016 and December 31, 2015:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
June 30, 2016
Real Estate Loans:
Residential, one- to four-family	$150,939	$-	$2,869	$-	$-	$153,808
Home equity	32,453	-	576	-	-	33,029
Commercial	87,878	1,697	2,580	-	-	92,155
Construction	12,083	-	-	-	-	12,083
Other Loans:
Commercial	21,519	26	355	-	-	21,900
Consumer	1,327	-	1	-	1	1,329
Total	$306,199	$1,723	$6,381	$-	$1	$314,304

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2015
Real Estate Loans:
Residential, one- to four-family	$154,473	$-	$2,617	$217	$-	$157,307
Home equity	32,210	-	560	-	-	32,770
Commercial	76,953	4,741	2,273	-	-	83,967
Construction	4,849	-	-	-	-	4,849
Other Loans:
Commercial	15,237	262	242	-	-	15,741
Consumer	1,504	-	1	-	2	1,507
Total	$285,226	$5,003	$5,693	$217	$2	$296,141

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At June 30, 2016
Real Estate Loans:
Residential, one- to four-family	6	$242	-	$-	6	$242	-	$-
Home equity	1	4	-	-	1	4	-	-
Total	7	$246	-	$-	7	$246	-	$-

At December 31, 2015
Real Estate Loans:
Residential, one- to four-family	5	$216	-	$-	5	$216	-	$-
Home equity	2	8	-	-	2	8	-	-
Total	7	$224	-	$-	7	$224	-	$-

No additional loan commitments were outstanding to these borrowers at June 30, 2016 and at December 31, 2015.

The following table details the activity in loans which were first deemed to be TDRs during the six months ended June 30, 2016:

	For The Six Months Ended June 30,
	2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$31	$31
Home equity	-	-	-
Total	1	$31	$31

There were no loans restructured and classified as TDRs during the three months ended June 30, 2016 or during the three and six months ended June 30, 2015.

Some loan modifications classified as TDRs may not ultimately result in full collection of principal and interest, as modified, which may result in potential losses. These potential losses have been factored into our overall estimate of the allowance for loan losses.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $766,000 and $712,000 at June 30, 2016 and December 31, 2015, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process according to local requirements of the applicable jurisdiction was $820,000 and $708,000 at June 30, 2016 and December 31, 2015, respectively.

Note 5 – Earnings per Share

Earnings per share was calculated for the three and six months ended June 30, 2016 and 2015, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), unearned shares held by the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan (“RRP”), and unearned shares held by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2016	2015
Numerator – net income	$664,000	$699,000
Denominator:
Basic weighted average shares outstanding	6,002,253	5,895,692
Increase in weighted average shares outstanding due to:
Stock options	12,669	34,381
Diluted weighted average shares outstanding	6,014,922	5,930,073

Earnings per share:
Basic	$0.11	$0.12
Diluted	$0.11	$0.12

	Six Months Ended June 30,
	2016	2015
Numerator – net income	$2,618,000	$1,268,000
Denominator:
Basic weighted average shares outstanding	5,982,063	5,896,165
Increase in weighted average shares outstanding due to:
Stock options	12,529	32,944
Diluted weighted average shares outstanding	5,994,592	5,929,109

Earnings per share:
Basic	$0.44	$0.22
Diluted	$0.44	$0.21

Note 6 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at June 30, 2016 and December 31, 2015. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	June 30,	December 31,
	2016	2015
	(Dollars in thousands)

Commitments to grant loans	$17,589	$12,224
Unfunded commitments under lines of credit	$34,392	$34,847

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At June 30, 2016 and December 31, 2015, the Company’s loan commitments with fixed rates for the next five years totaled $9.4 million and $6.3 million, respectively. The range of interest rates on these fixed rate commitments was 3.38% to 6.25% at June 30, 2016.

Note 7 – Stock-based Compensation

As of June 30, 2016, the Company had four stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $107,000 and $83,000 for the three months ended June 30, 2016 and 2015, respectively. The compensation cost that has been recorded for the six months ended June 30, 2016 and 2015 was $199,000 and $161,000, respectively.

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

A summary of the status of the Stock Option Plan as of June 30, 2016 and 2015 is presented below:

	June 30, 2016			June 30, 2015
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	118,087	$10.68		175,369	$10.92
Granted	-	-		-	-
Exercised	(66,651)	11.04		(11,775)	11.50
Forfeited	-	-		-	-
Outstanding at end of period	51,436	$10.21	1.5 years	163,594	$10.87	1.7 years

Options exercisable at end of period	51,436	$10.21	1.5 years	163,594	$10.87	1.7 years

Fair value of options granted		-			-

:

At June 30, 2016, stock options outstanding had an intrinsic value of $145,000 and 64,547 options remained available for grant under the Stock Option Plan. The intrinsic value of stock options exercised was $158,000 and $22,000 for the six months ended June 30, 2016 and 2015, respectively. There was no compensation expense related to the Stock Option Plan for the three and six month periods ended June 30, 2016.  There was no compensation expense related to the Stock Option Plan for the three month period ended June 30, 2015. Compensation expense for the Stock Option Plan amounted to $1,000 for the six month period ended June 30, 2015.

2006 Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s shareholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock. As of June 30, 2016, there were 8,088 shares available to grant under the RRP.

As of June 30, 2016, there were 88,528 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $16,000 for the three months ended June 30, 2016 and 2015 and $33,000 for the six months ended June 30, 2016 and 2015. At June 30, 2016, $206,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 12 to 49 months.

A summary of the status of unvested shares under the RRP for the six months ended June 30, 2016 and 2015 is as follows:

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

The Board of Directors has granted restricted stock awards under the EIP during 2016 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

January 20, 2016	14,337	100% on December 15, 2018, if three year performance metric is achieved	$13.35	Employees
January 28, 2016	4,078	100% on December 16, 2016	13.50	Non-employee directors
April 27, 2016	1,939	100% on December 16, 2016	13.31	Non-employee directors

A summary of the status of unvested restricted stock awards under the EIP for the six months ended June 30, 2016 and 2015 is as follows:

	2016	Weighted Average Grant Price (per Share)	2015	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	27,769	$12.64	21,552	$12.19
Granted	20,354	13.38	14,955	13.38
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	48,123	$12.95	36,507	$12.68

As of June 30, 2016, there were 11,687 shares vested or distributed to eligible participants under the EIP.

Compensation expense related to the EIP amounted to $64,000 for the three months ended June 30, 2016 and $40,000 for the three months ended June 30, 2015.  Compensation expense related to the EIP amounted to $113,000 for the six months ended June 30, 2016 and $73,000 for the six months ended June 30, 2015. At June 30, 2016,  $442,000 of unrecognized compensation cost related to unvested awards is expected to be recognized over a period of 6 to 38 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of June 30, 2016, the balance of the loan to the ESOP was $1.7 million and the fair value of unallocated shares was $2.0 million. As of June 30, 2016, there were 63,594 allocated shares and 158,699 unallocated shares compared to 58,276 allocated shares and 166,634 unallocated shares at June 30, 2015.  The ESOP compensation expense was $27,000 for the three months ended June 30, 2016 and 2015 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $53,000 for the six months ended June 30, 2016 and  $54,000 for the six months ended June 30, 2015 based on 3,968 shares earned in each of those periods.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2016 and December 31, 2015 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015 were as follows:

	Fair Value Measurements at June 30, 2016
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Municipal bonds	$52,584	$-	$52,584	$-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	46	-	46	-
Collateralized mortgage obligations-government sponsored entities	34,396	-	34,396	-
Government National Mortgage Association	387	-	387	-
Federal National Mortgage Association	4,196	-	4,196	-
Federal Home Loan Mortgage Corporation	2,135	-	2,135	-
Asset-backed securities:
Private label	1,149	-	-	1,149
Government sponsored entities	87	-	87	-
Equity securities	41	-	41	-
Total	$95,021	$-	$93,872	$1,149

	Fair Value Measurements at December 31, 2015
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$14,111	$14,111	$-	$-
Municipal bonds	51,808	-	51,808	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	48	-	48	-
Collateralized mortgage obligations-government sponsored entities	38,342	-	38,342	-
Government National Mortgage Association	427	-	427	-
Federal National Mortgage Association	4,542	-	4,542	-
Federal Home Loan Mortgage Corporation	2,301	-	2,301	-
Asset-backed securities:
Private label	1,501	-	-	1,501
Government sponsored entities	97	-	97	-
Equity securities	36	-	36	-
Total	$113,213	$14,111	$97,601	$1,501

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the six months ended June 30, 2016 and for the year ended December 31, 2015.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the six months ended June 30, 2016 and 2015:

	2016	2015
	(Dollars in thousands)
Beginning Balance	$1,501	$2,023
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income(loss)	36	21
Total losses - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income(loss)	(39)	(55)
Sales	-	-
Principal paydowns	(349)	(195)
Transfers to (out of) Level 3	-	-
Ending Balance	$1,149	$1,794

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

The following table presents additional quantitative information about the Level 3 inputs for the asset-backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of June 30, 2016 and December 31, 2015 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
June 30, 2016
Asset-backed securities - private label	$1,149	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	5 - 10	5.00%	70.0% - 100.0%

December 31, 2015
Asset-backed securities - private label	$1,501	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	4 - 10	4.0% - 6.0%	70.0% - 100.0%

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At June 30, 2016
Impaired loans	$405	$-	$-	$405
Foreclosed real estate	336	-	-	336

At December 31, 2015
Impaired loans	$98	$-	$-	$98
Foreclosed real estate	292	-	-	292

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At June 30, 2016
Impaired loans	$405	Market valuation of underlying collateral (1) and discounted cash flows (2)	Appraisal Adjustments (3)	0.00-15.00%
			Direct Disposal Costs (4)	7.00-15.00%

Foreclosed real estate	336	Market valuation of property (1)	Direct Disposal Costs (4)	7.00-10.00%

At December 31, 2015
Impaired loans	$98	Market valuation of underlying collateral (1)	Appraisal Adjustments (3)	0.00-15.00%
			Direct Disposal Costs (4)	7.00-10.00%
Foreclosed real estate	292	Market valuation of property (1)	Appraisal Adjustments (3)	0.00-25.00%
			Direct Disposal Costs (4)	7.00-15.00%

(1) Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.

(2) Fair value is generally determined using a discounted future cash flow method for non-collateral dependent loans. This method takes into account interest rates currently being offered to customers for loans with similar terms and with estimated maturity.  The estimate of maturity is based on the Company’s contractual cash flows and may be adjusted for prepayment estimates based on current economic and lending conditions.

(3) Appraisals may be adjusted downward by management for qualitative factors, such as economic conditions.  Downward adjustments may be caused by negative changes to the collateral or conditions in the real estate market, known property damage, estimated changes in potential cash flow (i.e., rental income) generated by the property, lack of an interior inspection or age of the appraisal.

(4)The fair value basis of impaired loans and foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

At June 30, 2016, impaired loans valued using Level 3 inputs had a carrying amount of $373,000 and valuation allowances of $26,000. By comparison, at December 31, 2015, impaired loans valued using Level 3 inputs had a carrying amount of $80,000 and valuation allowances of $20,000.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan or by using a discounted future cash flow method if the loan is not collateral dependent.  At June 30, 2016, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the six month period ended June 30, 2016 comprised of three loans with a fair value of $352,000 and resulted in an additional provision for loan loss of $26,000. At December 31, 2015, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the year ended December 31, 2015 comprised of one loan with a fair value of $45,000 and resulted in an additional provision for loan loss of $20,000.

At June 30, 2016, foreclosed real estate valued using Level 3 inputs had a carrying amount of $377,000 and valuation allowances of $85,000. By comparison at December 31, 2015, foreclosed real estate valued using Level 3 inputs had a carrying amount of $347,000 and valuation allowances of $84,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At June 30, 2016, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the six month period ended June

30, 2016 comprised of four properties with a fair value of $153,000 and resulted in an additional provision for loan losses of $4,000 and subsequent write-downs recorded in non-interest expense of $3,000. At December 31, 2015, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2015 comprised of seven properties with a fair value of $294,000 and resulted in an additional provision for loan losses of $72,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at June 30, 2016
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$41,198	$41,198	$41,198	$-	$-
Securities available for sale	95,021	95,021	-	93,872	1,149
Federal Home Loan Bank stock	1,340	1,340	-	1,340	-
Loans receivable, net	315,218	313,166	-	-	313,166
Accrued interest receivable	1,563	1,563	-	1,563	-
Financial liabilities:
Deposits	374,844	377,489	-	377,489	-
Long-term debt	18,950	19,448	-	19,448	-
Accrued interest payable	30	30	-	30	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2015
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$34,227	$34,227	$34,227	$-	$-
Securities available for sale	113,213	113,213	14,111	97,601	1,501
Federal Home Loan Bank stock	1,454	1,454	-	1,454	-
Loans receivable, net	297,101	291,203	-	-	291,203
Accrued interest receivable	1,648	1,648	-	1,648	-
Financial liabilities:
Deposits	369,155	370,120	-	370,120	-
Long-term debt	21,150	21,183	-	21,183	-
Accrued interest payable	37	37	-	37	-
Off-balance-sheet financial instruments	-	-	-	-	-

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

Note 9 – Treasury Stock

During the quarter ended June 30, 2016, the Company repurchased 10,000 shares of common stock at an average cost of $13.55 per share. During the six months ended June 30, 2016, the Company repurchased 20,000 shares of common stock at an average cost of $13.56 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of June 30, 2016, there were 97,701 shares remaining to be repurchased under the existing stock repurchase program. During the three and six months ended June 30, 2016, the Company transferred 1,939 and 20,354 shares of common stock, respectively, from the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.70 per share to fund awards that were granted.

During the quarter ended June 30, 2015, the Company repurchased 20,000 shares of common stock at an average cost of $13.57 per share. During the six months ended June 30, 2015, the Company repurchased 39,900 shares of common stock at an average cost of $13.56 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of June 30, 2015 there were 16,510 shares remaining to be repurchased under the then existing stock repurchase program. During the six months ended June 30, 2015, the Company transferred 15,455 shares of common stock from the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that were granted.

Note 10 – Other Comprehensive Income (Loss)

In addition to presenting the Consolidated Statements of Other Comprehensive Income (Loss) herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2016			June 30, 2015
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
			(Unaudited)
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Net unrealized gains (losses) arising during the period	$531	$(180)	$351	$(1,555)	$530	$(1,025)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(33)	11	(22)	(43)	14	(29)
Total Other Comprehensive Income (Loss)	$498	$(169)	$329	$(1,598)	$544	$(1,054)

	For the Six Months Ended			For the Six Months Ended
	June 30, 2016			June 30, 2015
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Net unrealized gains (losses) arising during the period	$2,009	$(683)	$1,326	$(1,093)	$641	$(452)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(68)	23	(45)	(75)	25	(50)
Gain on sale of securities included in net income	(1,636)	556	(1,080)	-	-	-
Total Other Comprehensive Income (Loss)	$305	$(104)	$201	$(1,168)	$666	$(502)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income for the indicated periods:

Details about Accumulated Other Comprehensive Income	Accounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the three months ended June 30,		Affected Line Item on the Consolidated
Components	2016	2015	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale
Recovery on previously impaired investment securities	$(33)	$(43)	Recovery on previously impaired investment securities
	(33)	(43)
Provision for income tax expense	11	14	Income Tax Expense
Total reclassification for the period	$(22)	$(29)	Net Income

Details about Accumulated Other Comprehensive Income	Accounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the six months ended June 30,		Affected Line Item on the Consolidated
Components	2016	2015	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale
Recovery on previously impaired investment securities	$(68)	$(75)	Recovery on previously impaired investment securities
Sale of securities	(1,636)	-	Gain on sale of securities available for sale
	(1,704)	(75)
Provision for income tax expense	579	25	Income Tax Expense
Total reclassification for the period	$(1,125)	$(50)	Net Income

Note 11 – Subsequent Events

On July 27, 2016, the Board of Directors declared a quarterly cash dividend of $0.07 per share on the Company’s common stock, payable on August 22, 2016 to shareholders of record as of August 11, 2016.  On March 2, 2016, Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 59.9% of the Company’s total outstanding stock, received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 2, 2017, aggregating up to $0.28 per share. This quarter, the MHC elected to receive this cash dividend of approximately $255,000 to replenish cash at the top-tier holding company for operating expenses. The MHC waived $255,000 of dividends during the three months ended June 30, 2016 and $510,000 during the six months ended June 30, 2016. Cumulatively, Lake Shore, MHC has waived approximately $8.0 million of cash dividends as of June 30, 2016. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of June 30, 2016 compared to the consolidated financial condition as of December 31, 2015 and the consolidated results of operations for the three and six months ended June 30, 2016 and 2015.

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

Our operations are also affected by non-interest income, such as service charges and fees and gains and losses on the sales of securities and loans, our provision for loan losses and non-interest expenses which include salaries and employee benefits, occupancy and equipment costs, data processing, professional services, advertising and other general and administrative expenses.

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government.  Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability.  Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions.  Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact the Company.

To operate successfully, we must manage various types of risk, including but not limited to, interest rate risk, credit risk, liquidity risk, operational and information technology risks, strategic risk, reputation risk and compliance risk. While all of these risks are important, the risks of greatest significance to us are interest rate risk and credit risk.

Interest rate risk is the exposure of our net interest income to adverse movements in interest rates. Since net interest income (the difference between interest earned on loans and investments and interest paid on deposits and borrowings) is our primary source of revenue, interest rate risk is the most significant non-credit related risk to which our Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of our assets and liabilities. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers and debt issuers to repay loans and debt securities, the volume of loan repayments and refinancings, and the flow and mix of deposits.

Credit risk is the risk to our earnings and stockholders’ equity that results from customers, to whom loans have been made and from issuers of debt securities in which the Company has invested, failing to repay their obligations. The magnitude of risk depends on the capacity and willingness of borrowers and debt issuers to repay and the sufficiency of the value of collateral obtained to secure the loans made or investments purchased.

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

	For the Three Months Ended			For the Three Months Ended
	June 30, 2016			June 30, 2015
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$38,306	$35	0.37%	$22,895	$5	0.09%
Securities(1)	97,623	710	2.91%	133,915	979	2.92%
Loans	306,751	3,602	4.70%	292,160	3,424	4.69%
Total interest-earning assets	442,680	4,347	3.93%	448,970	4,408	3.93%
Other assets	34,083			33,691
Total assets	$476,763			$482,661

Interest-bearing liabilities
Demand & NOW accounts	$45,361	$9	0.08%	$45,842	$10	0.09%
Money market accounts	78,309	36	0.18%	76,469	39	0.20%
Savings accounts	48,346	7	0.06%	45,168	6	0.05%
Time deposits	151,343	404	1.07%	173,887	538	1.24%
Borrowed funds	18,951	91	1.92%	18,950	98	2.07%
Other interest-bearing liabilities	972	23	9.47%	1,053	25	9.50%
Total interest-bearing liabilities	343,282	570	0.66%	361,369	716	0.79%
Other non-interest bearing liabilities	56,962			48,530
Stockholders' equity	76,519			72,762
Total liabilities & stockholders' equity	$476,763			$482,661
Net interest income		$3,777			$3,692
Interest rate spread			3.27%			3.14%
Net interest margin			3.41%			3.29%

(1)	The tax equivalent adjustment for bank qualified municipals results in rates of 3.86% and 3.74% for the three months ended June 30, 2016 and 2015, respectively.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2016			June 30, 2015
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$32,746	$51	0.31%	$25,092	$11	0.09%
Securities(1)	104,787	1,544	2.95%	136,234	2,002	2.94%
Loans	304,067	7,116	4.68%	288,314	6,794	4.71%
Total interest-earning assets	441,600	8,711	3.95%	449,640	8,807	3.92%
Other assets	34,277			33,750
Total assets	$475,877			$483,390

Interest-bearing liabilities
Demand & NOW accounts	$44,346	$17	0.08%	$45,961	$24	0.10%
Money market accounts	78,280	70	0.18%	77,038	97	0.25%
Savings accounts	46,917	13	0.06%	43,967	17	0.08%
Time deposits	154,524	824	1.07%	176,829	1,118	1.26%
Borrowed funds	19,591	187	1.91%	18,932	197	2.08%
Other interest-bearing liabilities	981	46	9.38%	1,062	49	9.23%
Total interest-bearing liabilities	344,639	1,157	0.67%	363,789	1,502	0.83%
Other non-interest bearing liabilities	55,406			46,944
Stockholders' equity	75,832			72,657
Total liabilities & stockholders' equity	$475,877			$483,390
Net interest income		$7,554			$7,305
Interest rate spread			3.28%			3.09%
Net interest margin			3.42%			3.25%

(1)	The tax equivalent adjustment for bank qualified municipals results in rates of 3.83% and 3.74% for the six months ended June 30, 2016 and 2015, respectively.

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

	Three Months Ended June 30, 2016
	Compared to
	Three Months Ended June 30, 2015
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$25	$5	$30
Securities	(5)	(264)	(269)
Loans, including fees	7	171	178
Total interest-earning assets	27	(88)	(61)
Interest-bearing liabilities:
Demand & NOW accounts	(1)	-	(1)
Money market accounts	(4)	1	(3)
Savings accounts	1	-	1
Time deposits	(69)	(65)	(134)
Total deposits	(73)	(64)	(137)
Other interest-bearing liabilities:
Borrowed funds & other	(7)	(2)	(9)
Total interest-bearing liabilities	(80)	(66)	(146)
Total change in net interest income	$107	$(22)	$85

	Six Months Ended June 30, 2016
	Compared to
	Six Months Ended June 30, 2015
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$36	$4	$40
Securities	5	(463)	(458)
Loans, including fees	(47)	369	322
Total interest-earning assets	(6)	(90)	(96)
Interest-bearing liabilities:
Demand & NOW accounts	(6)	(1)	(7)
Money market accounts	(29)	2	(27)
Savings accounts	(5)	1	(4)
Time deposits	(163)	(131)	(294)
Total deposits	(203)	(129)	(332)
Other interest-bearing liabilities:
Borrowed funds & other	(16)	3	(13)
Total interest-bearing liabilities	(219)	(126)	(345)
Total change in net interest income	$213	$36	$249

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

In the current extended low interest-rate environment, our cost of funds have declined significantly due to lower interest rates being paid on deposit products, along with a 13.0% decrease in the average balance of time deposits since June 30, 2015.  The yields on interest-earning assets have remained relatively flat primarily due to the interest rates on new loan originations being lower than the yields earned on loans which had paid off or on legacy loans remaining in the portfolio, along with a 27.1% decrease in the average balance of the securities portfolio. Management has strategically been re-investing paydowns received on the securities portfolio in shorter-term investments at lower rates, as well as selling long-term securities, in order to manage its interest rate risk. The net interest margin for the three months ended June 30, 2016 was 3.41% in comparison to a net interest margin of 3.29% for the three months ended June 30, 2015.   The increase in the net interest margin was primarily due to a 13 basis points decrease in the average rate that we paid on interest-bearing liabilities since June 30, 2015 resulting from a decrease in time deposit accounts and increased focus on core deposit growth.  The Bank’s Asset-Liability Committee continues to evaluate the options available to minimize the potential impact of a rising rate environment on its operations, as well as to prepare for the impact of a continued, prolonged, low-interest rate environment.  The Committee and Bank management have implemented strategies to shorten the term of interest-earning assets and increase investments in liquid assets to position the Bank to be able to take advantage of rising interest rates in the future.  Furthermore, strategies to increase core deposits and the origination of adjustable-rate commercial loans are also in place to manage interest rate risk and the net interest margin. The potential use of derivative products as a tool to mitigate IRR is being evaluated as well.

For the three months ended June 30, 2016, the average yields on our loan and investment portfolios were 4.70% and 2.91%, respectively, in comparison to 4.69% and 2.92%, respectively, for the three months ended June 30, 2015.  Overall, the average yield on our interest earning assets was 3.93% for the three months ended June 30, 2016 and 2015. The average balance of loans increased $14.6 million for the quarter ended June 30, 2016 as compared to the prior year’s June quarter, while the average balance of our securities portfolio decreased $36.3 million as compared to the same time period in the prior year.  For the three months ended June 30, 2016 and 2015, the average rate that we paid on interest-bearing liabilities was 0.66% and 0.79%, respectively.  The 13 basis points decrease was primarily due to a 17 basis points decrease in the average interest rate paid on time deposits for the quarter ended June 30, 2016 as compared to the prior year’s June quarter.  The average balance of deposits decreased  $18.0 million for the quarter ended June 30, 2016 as compared to the prior year’s June quarter primarily due to a decrease in time deposits.  Our interest rate spread for the three months ended June 30, 2016 was 3.27% which was a 13 basis points increase in comparison to the three months ended June 30, 2015.  Our net interest margin was 3.41% and 3.29% for the three months ended June 30, 2016 and 2015, respectively.

For the six months ended June 30, 2016, the average yields on our loan and investment portfolios were 4.68% and 2.95%, respectively, in comparison to 4.71% and 2.94%, respectively, for the six months ended June 30, 2015.  Overall, the average yield on our interest earning assets increased by 3 basis points to 3.95% for the six months ended June 30, 2016 in comparison to the six months ended June 30, 2015 primarily due to adding higher yielding assets. In addition the average balance of interest-earning assets increased $15.8 million for the six month period ended June 30, 2016 as compared to the prior year’s same six month period. The increase in the average yield on interest earning assets was partially impacted by lower interest income earned on our securities portfolio, resulting from a $31.4 million decrease in the average balance of the securities portfolio for the six months ended June 30, 2016 as compared to the prior year’s same six month period.  For the six month period ended June 30, 2016 and 2015, the average rate that we paid on interest-bearing liabilities was 0.67% and 0.83%, respectively.  The 16 basis points decrease was primarily due to a  19 basis points decrease in the average interest rate paid on time deposits for the six months ended June 30, 2016 as compared to the prior year’s same six month period.  The average balance of deposits decreased $19.7 million for the six months ended June 30, 2016 as compared to the prior year’s same six month period primarily due to a decrease in time deposits.  Our interest rate spread for the six months ended June 30, 2016 was 3.28% which was a 19 basis points increase in comparison to the six months ended June 30, 2015.  Our net interest margin was 3.42% and 3.25% for the six months ended June 30, 2016 and 2015, respectively.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total assets at June 30, 2016 were $480.0 million, an increase of $6.6 million, or 1.4%, from $473.4 million at December 31, 2015.  The increase in total assets was primarily due to an $18.1 million increase in loans receivable and a $7.0 million increase in cash and cash equivalents partially offset by an $18.2 million decrease in securities available for sale.

Cash and cash equivalents increased by $7.0 million, or 20.4%, from $34.2 million at December 31, 2015 to $41.2 million at June 30, 2016.  The increase was primarily due to the receipt of $14.4 million from the sale of  available for sale securities, $19.1 million from the receipt of principal paydowns and maturities on the investment and loan portfolios, and a $5.7 million increase in deposits, partially offset by a $32.0 million cash outflow for loan originations during the first six months of 2016.

Securities available for sale decreased by $18.2 million, or 16.1%, to $95.0 million at June 30, 2016 compared to $113.2 million at December 31, 2015.  The decrease was primarily due to the sale of $14.4 million of treasury securities during the first quarter of 2016 and due to the receipt of $5.7 million in principal paydowns on the investment portfolio. The sale of treasury securities provided the Company with additional cash proceeds for future loan originations. The Company intends to continue to convert the sale proceeds into commercial loans over the next 12 months, which should result in a  positive contribution to the Company’s net interest margin and interest rate position, as well as impact small business customers in our market area.  The decrease was partially offset by a $1.9 million increase in the market value (before taxes) of the securities available for sale portfolio during the six months ended June 30, 2016.

Net loans receivable increased during the six months ended June 30, 2016 as shown in the table below:

	At June 30,	At December 31,	Change
	2016	2015	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$153,808	$157,307	$(3,499)	(2.2)%
Home equity	33,029	32,770	259	0.8%
Commercial	92,155	83,967	8,188	9.8%
Construction	12,083	4,849	7,234	149.2%
Total real estate loans	291,075	278,893	12,182	4.4%
Other Loans:
Commercial	21,900	15,741	6,159	39.1%
Consumer	1,329	1,507	(178)	(11.8)%
Total gross loans	314,304	296,141	18,163	6.1%
Allowance for loan losses	(2,060)	(1,985)	(75)	(3.8)%
Net deferred loan costs	2,974	2,945	29	1.0%
Loans receivable, net	$315,218	$297,101	$18,117	6.1%

The increase in net loans receivable was primarily due to an increase in construction loans, commercial real estate loans and commercial business loans, partially offset by a decrease in residential, one- to four-family real estate loans. As fixed rate one- to four-family residential real estate loans present additional interest rate risk to our loan portfolio as a result of the longer duration of these types of assets, we remain strategically focused in 2016 on originating shorter duration commercial real estate and commercial business loans to diversify our asset mix, to reduce interest rate risk, to take advantage of the opportunities available to serve small businesses in our market area, and to increase our net interest margin. In the first six months of 2016, we sold $3.0 million in low-yielding long-term (generally 30 years) conforming fixed rate one- to four-family residential loans that we originated into the secondary market, as part of our strategy to manage interest rate risk, and plan to continue to do so in the future, as it is deemed appropriate.

Loans Past Due and Non-performing Assets.  The following table presents information regarding our accruing loans delinquent 90 days or more, non‑accrual loans, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At June 30,	At December 31,
	2016	2015
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$-	$47
Home equity	12	88
Commercial	-	-
Construction	-	-
Other loans:
Commercial	-	-
Consumer	21	27
Total	$33	$162
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,137	$2,462
Home equity	354	361
Commercial	1,677	1,545
Construction	-	-
Other loans:
Commercial	157	132
Consumer	23	6
Total non-accrual loans	4,348	4,506
Total non-performing loans	4,381	4,668
Foreclosed real estate	766	712
Total non-performing assets	$5,147	$5,380
Ratios:
Non-performing loans as a percent of total loans:	1.39%	1.57%
Non-performing assets as a percent of total assets:	1.07%	1.14%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Residential, one- to four-family	$-	$-
Home equity	-	-
Performing loans
Residential, one- to four-family	$242	$216
Home equity	4	8

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Balance at beginning of year:	$1,985	$1,921
Provision for loan losses	185	210
Charge-offs:
Real estate loans:
Residential, one- to four-family	(49)	(18)
Home equity	(18)	(17)
Commercial	(1)	-
Construction	-	-
Other loans:
Commercial	(30)	(4)
Consumer	(32)	(19)
Total charge-offs	(130)	(58)
Recoveries:
Real estate loans:
Residential, one- to four-family	10	12
Home equity	1	8
Commercial	-	21
Construction	-	-
Other loans:
Commercial	1	7
Consumer	8	4
Total recoveries	20	52
Net charge-offs	(110)	(6)
Balance at end of period	$2,060	$2,125
Average loans outstanding	$304,067	$288,314
Allowance for loan losses as a percent of total net loans	0.65%	0.72%
Allowance for loan losses as a percent of non-performing loans	47.02%	36.51%
Ratio of net charge-offs to average loans outstanding(1)	0.07%	0.00%

(1) Annualized

The table below shows changes in deposit balances by type of deposit account between June 30, 2016 and December 31, 2015:

	At June 30,	At December 31,	Change
	2016	2015	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$52,263	$45,224	$7,039	15.6%
Interest bearing	46,985	44,512	2,473	5.6%
Money market	77,483	76,231	1,252	1.6%
Savings	48,635	44,613	4,022	9.0%
Time deposits	149,478	158,575	(9,097)	(5.7)%
Total deposits	$374,844	$369,155	$5,689	1.5%

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

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $2.2 million, or 10.4%, to $19.0 million at June 30, 2016 from $21.2 million at December 31, 2015.  The decrease was due to the use of excess liquidity to pay off long-term debt which matured during the first six months of 2016.

Total stockholders’ equity increased by $3.2  million, or 4.3%, from $73.9 million at December 31, 2015 to $77.0 million at June 30, 2016. The increase in stockholders’ equity was primarily due to net income of $2.6 million, a $772,000 increase in additional paid in capital resulting from stock option exercises and other comprehensive income of $201,000 during the six months ended June 30, 2016, partially offset by $313,000 in cash dividends paid and $271,000 of common stock purchases during the six months ended June 30, 2016.

Comparison of Results of Operations for the Three Months Ended June 30, 2016 and 2015

General.    Net income was $664,000 for the three months ended June 30, 2016, or $0.11 per diluted share, a decrease of $35,000, or 5.0%, compared to net income of $699,000, or $0.12 per diluted share, for the three months ended June 30, 2015.  The decrease in net income was due to a $229,000 increase in non-interest expense and a $77,000 increase in income tax expense partially offset by a $130,000 decrease in the provision for loan losses, an $85,000 increase in net interest income and a $56,000 increase in non-interest income.

Interest Income.    Interest income decreased by $61,000, or 1.4%, to $4.3 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to a decrease in investment interest income. Investment income decreased by $269,000, or 27.5%, from $979,000 for the three months ended June 30, 2015 to $710,000 for the three months ended June 30, 2016  due to a decrease in the average balance of the investment portfolio from $133.9 million for the three months ended June 30, 2015 to $97.6 million for the three months ended June 30, 2016. The decrease in the average balance of the investment portfolio was primarily due to the Company’s strategy to reinvest paydowns received on the securities portfolio into loan originations and shorter term cash and cash equivalents in order to be in a better position to take advantage of future increases in market interest rates.  The Company also sold $14.4 million of treasury bonds during the first quarter of 2016 to fund future commercial loan growth. Management intends to use the sale proceeds to originate shorter duration, adjustable rate commercial loans with yields higher than the yields earned on the sold bonds. The average yield on the investment portfolio remained steady at 2.91% and 2.92% for the  three months ended June 30, 2016  and 2015, respectively. Loan interest income increased by $178,000, or 5.2%, for the three months ended June 30, 2016 compared to the three months ended June 30,

2015, primarily due to an increase in the average balance of the loan portfolio by $14.6 million, or 5.0%, from $292.2 million for the three months ended June 30, 2015 to $306.8 million for the three months ended June 30, 2016. The increase in the average balance of loans receivable was primarily due to an increase in the average balance of commercial real estate loans and commercial loans, partially offset by a decrease in the average balance of one- to four-family real estate loans.  The average yield on the loan portfolio remained steady at 4.70% and 4.69% for the three months ended June 30, 2016 and 2015, respectively.

Interest Expense.    Interest expense decreased $146,000, or 20.4%, for the three months ended June 30, 2016 to $570,000 compared to $716,000 for the three months ended June 30, 2015. Interest paid on deposits decreased by $137,000, or 23.1%, to $456,000 for the three months ended June 30, 2016 when compared to the three months ended June 30, 2015, primarily due to a 13 basis points decrease in the average rate paid on deposits and an $18.0 million decrease in average deposits. The average balance of deposits for the three months ended June 30, 2016 was $323.4 million with an average rate of 0.56% compared to the average balance of deposits of $341.4 million and an average rate of 0.69% for the three months ended June 30, 2015. The decrease in the average balance of deposits was primarily due to a decrease in time deposits as customers have sought higher yields elsewhere. The decrease in the average rate paid on deposits was due to the continued low interest rate environment during the second quarter of 2016 and due to the shift in the deposit mix towards low cost core deposits. The interest expense related to advances from the FHLBNY decreased $7,000, or 7.1%, to $91,000 for the three months ended June 30, 2016 when compared to the three months ended June 30, 2015. The average rate paid on FHLBNY advances was 1.92% and 2.07% for the three months ended June 30, 2016 and 2015, respectively. The average balance of advances from the FHLBNY for the three months ended June 30, 2016 and 2015 was $19.0 million.

Provision for Loan Losses.    A provision of $55,000 to the allowance for loan losses was recorded during the three months ended June 30, 2016, which was a $130,000 decrease in comparison to the provision recorded during the three months ended June 30, 2015.  Non-performing loans decreased to $4.4 million at June 30, 2016 from $4.7 million at December 31, 2015, representing 1.39% and 1.57%, respectively, of total loans. Net charge-offs were $47,000 for the three months ended June 30, 2016, while the Company did not record any net charge-offs during the three months ended June 30, 2015.

During the three months ended June 30, 2016, the Company recorded a $105,000 provision for construction and commercial business loans primarily due to an increase in loan originations during the three months ended June 30, 2016, to reflect the inherent losses expected on these loan types during the three months ended June 30, 2016.  The Company recorded a $125,000 credit provision on commercial real estate loans primarily due to a decrease in classified loan balances, which was partially offset by a $95,000 provision for loan losses to reflect inherent losses expected on commercial real estate loans originated during the three months ended June 30, 2016. The Company recorded a $21,000 provision on home equity and consumer loans primarily due to an increase in net charge-offs during the three months ended June 30, 2016. The Company recorded a $42,000 credit provision on one-to four-family loans primarily due to a decrease in classified loan balances. The Company recorded a $1,000 unallocated provision to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the three months ended June 30, 2015, the Company recorded a $213,000 provision for loan losses on commercial real estate loans. Approximately $121,000 of this provision was due to an increase in commercial real estate loan originations and approximately $92,000 of this provision was related to an increase in classified loans and an increase in reserves associated with an impaired commercial real estate loan based on the receipt of an updated appraisal on the underlying collateral during the three month period ended June 30, 2015. The Company recorded an $11,000 provision for loan losses on consumer loans related to losses on overdraft loan accounts during the three months ended June 30, 2015. The provisions for loan losses were offset by a $50,000 credit for loan losses on one- to four-family, home equity and commercial loans during the three months ended June 30, 2015, primarily due to a decrease in classified loans and a net recovery received on these types of loans during the quarter. During the three months ended June 30, 2015, the Company recorded an unallocated provision for loan losses of $11,000. This unallocated provision reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-interest Income.  Non-interest income increased $56,000, or 10.2%, to $603,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily due to a  $32,000, or 8.0%, increase in service charges and fees and  a $25,000 increase on the net gain on sale of loans during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Non-interest Expenses.  Non-interest expense increased by $229,000, or 7.0%, from $3.3 million for the three month period ended June 30, 2015 to $3.5 million for the three month period ended June 30, 2016.  Salaries and employee benefits increased by $111,000, or 6.6%, primarily due to annual salary increases, the hiring of an additional officer, expenses for stock grants awarded during 2016 and expenses for amendments to the benefit amounts payable to certain employees and directors under the director and executive supplemental retirement benefit plans, partially offset by a higher volume of deferred salary expense related to loan originations and lower unemployment and health insurance costs. Advertising expense for the three month period ended June 30, 2016, increased by $86,000, or 83.5%, from the same three month period in 2015 primarily due to the development of a new marketing campaign related to the Company’s 125th anniversary celebration.  Other expenses increased $38,000, or 14.7%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to higher expenses related to foreclosed properties in the second quarter of 2016.

Income Tax Expense.  Income tax expense increased by $77,000, or 82.8%, from $93,000 for the three months ended June 30, 2015 to $170,000 for the three months ended June 30, 2016. The increase in income tax expense was primarily due to an increase in the effective tax rate and an increase in pre-tax income during the three months ended June 30, 2016. Our effective tax rate was 20.4% for the three months ended June 30, 2016 as compared to an effective tax rate of 11.7% for the three months ended June 30, 2015. The increase in the 2016 effective tax rate was primarily due to the projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance related to our projection of pre-tax income for the current year.

Comparison of Results of Operations for the Six Months Ended June 30, 2016 and 2015

General.    Net income was $2.6 million for the six months ended June 30, 2016, or $0.44 per diluted share, an increase of $1.4  million, or 106.5%, compared to net income of $1.3 million, or $0.21 per diluted share, for the six months ended June 30, 2015. The increase in net income was primarily due to a $1.7 million increase in non-interest income and a $249,000 increase in net interest income, partially offset by a $332,000 increase in income tax expense and a $324,000 increase in non-interest expenses. The $1.7 million increase in non-interest income was primarily due to a $1.6 million pre-tax gain on the sale of securities for the six months ended June 30, 2016.

Interest Income.    Interest income decreased by $96,000, or 1.1%, to $8.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to a decrease in investment interest income. Investment income decreased by $458,000, or 22.9%, from $2.0 million for the six months ended June 30, 2015 to $1.5 million for the six months ended June 30, 2016 due to a $31.4 million decrease in the average balance of the investment portfolio from $136.2 million for the six months ended June 30, 2015 to $104.8 million for the six months ended June 30, 2016. The decrease in the average balance of the investment portfolio was primarily due to the Company’s strategy to reinvest paydowns received on the securities portfolio into loan originations and shorter term cash and cash equivalents in order to be in a better position to take advantage of future increases in market interest rates.  The Company also sold $14.4 million of treasury bonds during the first quarter of 2016 to fund future commercial loan growth. Management intends to use the sale proceeds to originate shorter duration, adjustable rate commercial loans with yields higher than the yields earned on the sold bonds. The average yield on the investment portfolio remained steady at 2.95% and 2.94% for the six months ended June 30, 2016 and 2015, respectively. Loan interest income increased by $322,000, or 4.7%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to an increase in the average balance of the loan portfolio by $15.8 million, or 5.5%, from $288.3 million for the six months ended June 30, 2015 to $304.1 million for the six months ended June 30, 2016. The increase in the average balance of loans receivable was primarily due to an increase in the average balance of commercial real estate loans and commercial loans, partially offset by a decrease in the average balance of one- to four-family real estate loans.  The average yield on the loan portfolio remained relatively flat at 4.68% and 4.71% for the six months ended June 30, 2016 and 2015, respectively.

Interest Expense.  Interest expense decreased $345,000, or 23.0%, for the six months ended June 30, 2016 to $1.2 million compared to $1.5 million for the six months ended June 30, 2015. Interest paid on deposits decreased by $332,000, or 26.4%, to $924,000 for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015, primarily due to a 16 basis points decrease in the average rate paid on deposits and a $19.7 million decrease in average deposits. The average balance of deposits for the six months ended June 30, 2016 was $324.1 million with an average rate of 0.57% compared to the average balance of deposits of $343.8 million and an average rate of 0.73% for the six months ended June 30, 2015. The decrease in the average balance of deposits was primarily due to a decrease in time deposits as customers have sought higher yields elsewhere. The decrease in the average rate paid on deposits was due to the continued low interest rate environment during the first half of 2016 and due to the shift in the deposit mix towards low cost core deposits. The interest expense related to advances from the FHLBNY decreased $10,000, or 5.1%, to $187,000 for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. The average rate paid on FHLBNY advances was 1.91% for the six months ended June 30, 2016 compared to an average rate of 2.08% for the six months ended June 30, 2015. The average balance of advances from the FHLBNY for the six months ended June 30, 2016 was $19.6  million compared to an average balance of $18.9 million for the six months ended June 30, 2015.

Provision for Loan Losses.    A provision of $185,000 to the allowance for loan losses was recorded during the six months ended June 30, 2016, which was a $25,000 decrease in comparison to the provision recorded during the six months ended June 30, 2015.  Non-performing loans decreased to $4.4 million at June 30, 2016 from $4.7 million at December 31, 2015, representing 1.39% and 1.57%, respectively, of total loans. Net charge-offs were $110,000 for the six months ended June 30, 2016, compared to net charge-offs of $6,000 during the six months ended June 30, 2015.

During the six months ended June 30, 2016, the Company recorded a $177,000 provision for construction and commercial business loans, primarily due to an increase in loan originations during the six months ended June 30, 2016, to reflect the inherent losses expected on these loan types and due to a $32,000 increase in net charge-offs for these loan types during the six months ended June 30, 2016.  The Company recorded a $162,000 provision for one- to four-family, home equity and consumer loans due to a review of the historical losses relating to these types of loans. The Company set aside $76,000 of provision to reflect an increase in historical average net charge-offs for these loan types over the last five years. A provision of $86,000 was also set aside for these loan types due to changes in the related environmental factors used to qualitatively assess inherent losses in the loan portfolio, partially offset by a decrease in classified loans for these loan types during the six months ended June 30, 2016. The Company recorded a $139,000 net credit provision on commercial real estate loans.  Specifically, the Company recorded a $305,000 credit provision to reflect a decrease in the historical average net charge-offs for these loan types over the last five years and due to a decrease in classified commercial real estate loans.   The credit provision for commercial real estate loans was partially offset by a $166,000 provision for loan losses to reflect inherent losses on commercial real estate loans originated during the six months ended June 30, 2016. The Company recorded an unallocated credit to the provision for loan losses of $15,000, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

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

Non-Interest Income.    Non-interest income increased $1.7 million, or 160.2%, to $2.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  The increase was primarily due to a pre-tax gain on the sale of securities of $1.6 million for the six months ended June 30, 2016, while there were no securities sold during the same period in 2015. The Company sold treasury bonds with the intent to convert the sale proceeds into commercial loans which will enable the Company to assist small businesses and commercial customers in its local market areas, as well as to shorten the duration of its interest-earning assets, improve its interest rate risk position and stabilize its net interest margin. The increase was also due to an $87,000 increase, or 11.2%, in service charges and fees during the six months ended June 30, 2016 when compared to the same six month period in 2015.

Non-Interest Expenses.  Non-interest expense increased by $324,000, or 4.9%, from $6.6 million for the six months ended June 30, 2015 to $6.9 million for the six months ended June 30, 2016.  Salaries and employee benefits increased by $98,000, or 2.8%, primarily due to annual salary increases, additional expenses for stock grants awarded during 2016 and for amendments to the benefit amounts payable to certain directors and employees under the supplemental benefit plans, partially offset by a higher volume of deferred salary related to loan originations and lower unemployment and health insurance costs. Advertising expense for the six months ended June 30, 2016, increased by $93,000, or 44.5%, from the same six month period in 2015 primarily due to the development of a new marketing campaign related to the Company’s 125th anniversary celebration.  Other expenses increased $100,000, or 21.7%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the first six months of 2015 having higher net gains on the sale of foreclosed properties when compared to the first six months of 2016. Professional services increased by $24,000, or 4.8% for the six months ended June 30, 2016 as compared to the same six months in 2015, primarily due to increased consulting costs during the first six months of 2016. Data processing costs increased $24,000, or 4.8%, from the six months ended June 30, 2015 to the six months ended June 30, 2016, primarily due to costs related to system enhancements that have taken place in the last 12 months, as well as due to increased use of electronic banking services by customers. Occupancy and equipment costs increased $22,000, or 1.9%, from the six months ended June 30, 2015 to the six months ended June 30, 2016, primarily due to increased software and computer equipment purchases. FDIC Insurance decreased by $20,000, or 13.9%, and postage and supplies decreased by $17,000, or 13.4% for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015.

Income Tax Expense.    Income tax expense increased by $332,000, or 97.9%, from $339,000 for the six months ended June 30, 2015 to $671,000 for the six months ended June 30, 2016. The increase in income tax expense was primarily due to an increase in pre-tax income and an increase in the effective tax rate during the six months ended June 30, 2016. Income tax expense for the six months ended June 30, 2015 included $128,000 for a deferred tax valuation allowance recorded because of changes in New York State tax laws. Without this one-time tax effect for 2015, our effective tax rate would have been 13.1% for the six months ended June 30, 2015 as compared to an effective rate of 20.4% for the six months ended June 30, 2016.  The increase in the 2016 effective tax rate was primarily due to the projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance related to our projection of pre-tax income for the current year.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures.  Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, interest earning deposits at other financial institutions and funds provided from operations.  We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of June 30, 2016, our maximum lending value was $111.4 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans.  At June 30, 2016, we had outstanding advances under this agreement of $19.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.1 million and a fair value of $11.9 million as of June 30, 2016. There were no balances outstanding with the Federal Reserve Bank at June 30, 2016. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of June 30, 2016.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the six months ended June 30, 2016, we originated loans of approximately $46.3 million in comparison to approximately $34.9 million of loans originated during the six months ended June 30, 2015. Loan originations exceeded principal repayments and other deductions in the first six months of 2016 by $18.7 million. The loan originations were funded through principal payments received on loans and securities and cash reserves. We did not purchase any investment securities during the six months ended June 30, 2016 or 2015.

At June 30, 2016, we had loan commitments to borrowers of approximately $17.6 million and overdraft lines of credit, unused home equity lines of credit and unused commercial lines of credit of approximately $34.4 million. Total deposits were $374.8 million at June 30, 2016, as compared to $369.2 million at December 31, 2015.  The increase in total deposits was primarily due to growth in core deposits, partially offset by a decrease in time deposits during the first six months of 2016. The Company’s strategic focus is on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expenses. Time deposits have decreased as certificate of deposit customers have sought higher yields elsewhere. Time deposit accounts scheduled to mature within one year were $71.3 million at June 30, 2016.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

As of June 30, 2016, as shown in the table below, the Bank’s Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions, as determined by the Office of the Comptroller of the Currency (the “OCC”), our primary regulator:

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

At June 30, 2016	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CETI capital (to risk-weighted assets)	23.58%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	23.58%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	24.28%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	14.64%	>=	4.00%	>=	5.00%
At December 31, 2015	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CETI capital (to risk-weighted assets)	24.21%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	24.21%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	24.93%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	14.31%	>=	4.00%	>=	5.00%

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2016, the Bank's capital conservation buffer was 16.28% exceeding the minimum of 0.625% for 2016.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended

June 30, 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended June 30, 2016:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

April 1 through April 30, 2016	5,000	$13.55	5,000	102,701
May 1 through May 31, 2016	5,000	13.55	5,000	97,701
June 1 through June 30, 2016	-	-	-	97,701
Total	10,000	$13.55	10,000	97,701

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

LAKE SHORE BANCORP, INC.
(Registrant)

August 12, 2016	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2016	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)