Form 10-Q
period 2016-09-30
LAKE SHORE BANCORP, INC.
filed 2016-11-08
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 6,097,756 shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 4, 2016.

PART I

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2016	2015
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$8,622	$7,296
Interest earning deposits	10,783	12,714
Federal funds sold	19,074	14,217
Cash and Cash Equivalents	38,479	34,227
Securities available for sale	91,047	113,213
Federal Home Loan Bank stock, at cost	1,340	1,454
Loans receivable, net of allowance for loan losses 2016 $2,120; 2015 $1,985	320,421	297,101
Premises and equipment, net	8,738	9,144
Accrued interest receivable	1,732	1,648
Bank owned life insurance	15,145	14,938
Other assets	1,529	1,660
Total Assets	$478,431	$473,385
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$320,660	$323,931
Non-interest bearing	53,806	45,224
Total Deposits	374,466	369,155
Long-term debt	18,950	21,150
Advances from borrowers for taxes and insurance	1,847	3,285
Other liabilities	5,842	5,919
Total Liabilities	$401,105	$399,509
Commitments and Contingencies	-	-
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,826,414 shares issued and 6,097,756 shares outstanding at September 30, 2016 and 6,727,428 shares issued and 6,003,416 shares outstanding at December 31, 2015	$68	$67
Additional paid-in capital	30,524	29,359
Treasury stock, at cost (728,658 shares at September 30, 2016 and 724,012 shares at December 31, 2015)	(7,167)	(7,026)
Unearned shares held by ESOP	(1,642)	(1,706)
Unearned shares held by compensation plans	(591)	(580)
Retained earnings	53,567	50,919
Accumulated other comprehensive income	2,567	2,843
Total Stockholders' Equity	77,326	73,876
Total Liabilities and Stockholders' Equity	$478,431	$473,385

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,681	$3,474	$10,797	$10,268
Investment securities, taxable	237	435	879	1,377
Investment securities, tax-exempt	449	513	1,351	1,573
Other	30	5	81	16
Total Interest Income	4,397	4,427	13,108	13,234
Interest Expense
Deposits	449	538	1,373	1,794
Long-term debt	93	99	280	296
Other	23	25	69	74
Total Interest Expense	565	662	1,722	2,164
Net Interest Income	3,832	3,765	11,386	11,070
Provision for Loan Losses	125	30	310	240
Net Interest Income after Provision for Loan Losses	3,707	3,735	11,076	10,830
Non-Interest Income
Service charges and fees	461	406	1,326	1,184
Earnings on bank owned life insurance	70	68	207	204
Recovery on previously impaired investment securities	39	48	107	123
Gain on sale of securities available for sale	-	440	1,636	440
Net gain on sale of loans	56	28	117	73
Other	32	38	78	85
Total Non-Interest Income	658	1,028	3,471	2,109
Non-Interest Expenses
Salaries and employee benefits	1,803	1,663	5,388	5,150
Occupancy and equipment	549	561	1,707	1,697
Data processing	289	264	815	766
Professional services	257	235	784	738
Advertising	81	92	383	301
FDIC Insurance	68	75	192	219
Postage and supplies	69	74	179	201
Other	304	300	865	761
Total Non-Interest Expenses	3,420	3,264	10,313	9,833
Income before Income Taxes	945	1,499	4,234	3,106
Income Tax Expense	188	263	859	602
Net Income	$757	$1,236	$3,375	$2,504
Basic and diluted earnings per common share	$0.13	$0.21	$0.56	$0.42
Dividends declared per share	$0.07	$0.07	$0.21	$0.21

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,
	2016	2015
	(Unaudited)
	(Dollars in thousands)

Net Income	$757	$1,236

Other Comprehensive Income (Loss), net of tax (expense) benefit:
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense)	(451)	626

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(26)	(32)
Net gain on sale of securities included in net income, net of tax expense	-	(290)
Total Other Comprehensive (Loss) Income	(477)	304

Total Comprehensive Income	$280	$1,540

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
	(Dollars in thousands)

Net Income	$3,375	$2,504

Other Comprehensive Income (Loss), net of tax (expense) benefit:
Unrealized holding gains on securities available for sale, net of tax expense	875	174

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(71)	(81)
Net gain on sale of securities included in net income, net of tax expense	(1,080)	(290)
Total Other Comprehensive Loss	(276)	(197)

Total Comprehensive Income	$3,099	$2,307

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2016 and 2015 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2015	$67	$28,684	$(6,420)	$(1,791)	$(622)	$48,192	$3,520	$71,630
Net income	-	-	-	-	-	2,504	-	2,504
Other comprehensive loss, net of tax benefit of $510	-	-	-	-	-	-	(197)	(197)
Stock options exercised (11,775 shares)	-	136	-	-	-	-	-	136
ESOP shares earned (5,951 shares)	-	17	-	64	-	-	-	81
Stock based compensation	-	1	-	-	-	-	-	1
Compensation plan shares granted (15,455 shares)	-	-	145	-	(145)	-	-	-
Compensation plan shares earned (12,909 shares)	-	53	-	-	137	-	-	190
Purchase of treasury stock, at cost (39,900 shares)	-	-	(541)	-	-	-	-	(541)
Cash dividends declared ($0.21 per share)	-	-	-	-	-	(459)	-	(459)
Balance - September 30, 2015	$67	$28,891	$(6,816)	$(1,727)	$(630)	$50,237	$3,323	$73,345

Balance - January 1, 2016	$67	$29,359	$(7,026)	$(1,706)	$(580)	$50,919	$2,843	$73,876
Net income	-	-	-	-	-	3,375	-	3,375
Other comprehensive loss, net of tax benefit of $142	-	-	-	-	-	-	(276)	(276)
Stock options exercised (98,986 shares)	1	1,108	-	-	-	-	-	1,109
ESOP shares earned (5,951 shares)	-	15	-	64	-	-	-	79
Compensation plan shares granted (20,354 shares)	-	-	197	-	(197)	-	-	-
Compensation plan shares earned (17,833 shares)	-	42	-	-	186	-	-	228
Purchase of treasury stock, at cost (25,000 shares)	-	-	(338)	-	-	-	-	(338)
Cash dividends declared ($0.21 per share)	-	-	-	-	-	(727)	-	(727)
Balance - September 30, 2016	$68	$30,524	$(7,167)	$(1,642)	$(591)	$53,567	$2,567	$77,326

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,375	$2,504
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	138	228
Net amortization of deferred loan costs	412	416
Provision for loan losses	310	240
Recovery on previously impaired investment securities	(107)	(123)
Gain on sale of investment securities	(1,636)	(440)
Originations of loans held for sale	(4,628)	(6,811)
Proceeds from sales of loans held for sale	4,745	6,884
Gain on sale of loans	(117)	(73)
Depreciation and amortization	646	625
Increase in bank owned life insurance, net	(207)	(204)
ESOP shares committed to be released	79	81
Stock based compensation expense	228	191
Increase in accrued interest receivable	(84)	(86)
Decrease in other assets	326	452
Increase in other liabilities	65	211
Net Cash Provided by Operating Activities	3,545	4,095
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	14,406	9,846
Maturities, prepayments and calls	8,947	11,178
Purchases of Federal Home Loan Bank Stock	(3)	(254)
Redemptions of Federal Home Loan Bank Stock	117	274
Loan origination and principal collections, net	(24,237)	(10,646)
Additions to premises and equipment	(240)	(262)
Net Cash (Used in) Provided by Investing Activities	(1,010)	10,136
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	5,311	(15,069)
Net decrease in advances from borrowers for taxes and insurance	(1,438)	(1,521)
Proceeds from issuance of long-term debt	-	8,250
Repayment of long-term debt	(2,200)	(8,250)
Proceeds from stock options exercised	1,109	136
Purchase of treasury stock	(338)	(541)
Cash dividends paid	(727)	(459)
Net Cash Provided by (Used in) Financing Activities	1,717	(17,454)
Net Increase (Decrease) in Cash and Cash Equivalents	4,252	(3,223)
CASH AND CASH EQUIVALENTS - BEGINNING	34,227	35,811
CASH AND CASH EQUIVALENTS - ENDING	$38,479	$32,588
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,728	$2,169
Income taxes paid	$760	$370

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$199	$265

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

The interim consolidated financial statements included herein as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The consolidated statements of income for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2016.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of September 30, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

There were no new accounting standards affecting the Company during the period that were not previously disclosed.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Municipal bonds	$48,878	$3,011	$-	$51,889
Mortgage-backed securities:
Collateralized mortgage obligations-private label	43	-	-	43
Collateralized mortgage obligations-government sponsored entities	31,573	210	(91)	31,692
Government National Mortgage Association	327	32	-	359
Federal National Mortgage Association	3,694	227	-	3,921
Federal Home Loan Mortgage Corporation	1,929	107	-	2,036
Asset-backed securities-private label	618	393	(20)	991
Asset-backed securities-government sponsored entities	74	7	-	81
Equity securities	22	13	-	35
	$87,158	$4,000	$(111)	$91,047

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,778	$1,333	$-	$14,111
Municipal bonds	49,064	2,746	(2)	51,808
Mortgage-backed securities:
Collateralized mortgage obligations-private label	48	-	-	48
Collateralized mortgage obligations-government sponsored entities	38,838	124	(620)	38,342
Government National Mortgage Association	396	31	-	427
Federal National Mortgage Association	4,355	187	-	4,542
Federal Home Loan Mortgage Corporation	2,217	84	-	2,301
Asset-backed securities-private label	1,099	464	(62)	1,501
Asset-backed securities-government sponsored entities	89	8	-	97
Equity securities	22	14	-	36
	$108,906	$4,991	$(684)	$113,213

All of our collateralized mortgage obligations are backed by residential mortgages.

At September 30, 2016 and at December 31, 2015, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At September 30, 2016 and December 31, 2015, thirty-four municipal bonds with a cost of $11.1 million and fair value of $11.8 million and $11.7 million, respectively, were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. In addition, at September 30, 2016, fourteen municipal bonds with a cost and fair value of $3.6 million and $3.8 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2015, nine municipal bonds with a cost and fair value of $2.0 million and $2.1 million, respectively, were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
September 30, 2016
Mortgage-backed securities	$2,968	$(6)	$9,501	$(85)	$12,469	$(91)
Asset-backed securities -private label	598	(20)	-	-	598	(20)
	$3,566	$(26)	$9,501	$(85)	$13,067	$(111)

December 31, 2015
Municipal bonds	$-	$-	$567	$(2)	$567	$(2)
Mortgage-backed securities	8,627	(103)	21,249	(517)	29,876	(620)
Asset-backed securities -private label	379	(11)	658	(51)	1,037	(62)
	$9,006	$(114)	$22,474	$(570)	$31,480	$(684)

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

At September 30, 2016, the Company’s investment portfolio included five mortgage-backed securities and two private label asset-backed securities in the “unrealized losses less than twelve months” category.

At September 30, 2016, the Company had fourteen mortgage-backed securities in the “unrealized losses twelve months or more” category. The fourteen mortgage-backed securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The Company expects these securities to be repaid in full, with no losses realized. Management does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities.

The private label asset-backed securities noted above were evaluated further for OTTI, as the probability of default is high and the Company’s analysis indicated a possible loss of principal. The following tables provide additional information relating to the private label asset-backed securities as of September 30, 2016 and December 31, 2015 (dollars in thousands):

At September 30, 2016
					Delinquent %
Security	Book Value	Fair Value	Unrealized Loss	Lowest Rating	Over 60 days	Over 90 days	Foreclosure%	OREO%
1	$420	$403	$(17)	Caa1	15.80%	15.00%	6.10%	1.20%
2	198	195	(3)	CCC	13.00%	11.90%	4.50%	1.00%
Total	$618	$598	$(20)

At December 31, 2015
					Delinquent %
Security	Book Value	Fair Value	Unrealized Loss	Lowest Rating	Over 60 days	Over 90 days	Foreclosure%	OREO%
1	$709	$658	$(51)	CCC	18.20%	17.40%	7.50%	2.60%
2	390	379	(11)	CCC	16.30%	15.10%	7.00%	1.50%
Total	$1,099	$1,037	$(62)

The two private label asset-backed securities listed above were evaluated for OTTI under the guidance of FASB ASC Topic 320. The Company believes the unrealized losses on these private label asset-backed securities occurred due to challenges in the economic environment resulting from the financial crisis and increased levels of delinquency trends in the underlying loan pools. It is possible that principal losses may be incurred on the tranches we hold in these specific securities. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the securities listed above did not reflect the need to record an OTTI charge against earnings as of September 30, 2016. The estimated discounted cash flows for these securities did not show an additional principal loss under various prepayment and default rate scenarios. Management concluded that it does not intend to sell these securities and that it is not likely it will be required to sell these securities prior to their maturity.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of September 30, 2016. Management reviewed key credit metrics for these securities, including delinquency rates, cumulative default rates, prepayment speeds, foreclosure rates, loan-to-value ratios and credit support levels. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of September 30, 2016 on these securities. Management also concluded that it does not intend to sell the securities and that it is not likely it will be required to sell these securities prior to their maturity.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive income (loss), net of tax on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Beginning balance	$696	$858
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	(2)
Receipt of cash flows on previously recorded OTTI	(107)	(123)
Ending balance	$589	$733

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
September 30, 2016:
After one year through five years	$2,449	$2,594
After five years through ten years	28,364	30,156
After ten years	18,065	19,139
Mortgage-backed securities	37,566	38,051
Asset-backed securities	692	1,072
Equity securities	22	35
	$87,158	$91,047

During the nine months ended September 30, 2016, the Company sold nine U.S. Treasury Bonds for total proceeds of $14.4 million, resulting in realized gains of $1.6 million. During the nine months ended September 30, 2015, the Company sold twenty-seven municipal bonds and two mortgage-backed securities for total proceeds of $9.8 million, resulting in realized gains of $440,000.

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

The Company also reviews all loans on which the collectability of principal may not be reasonably assured, by reviewing payment status, financial conditions and estimated value of loan collateral. These loans are assigned an internal loan grade, and the Company assigns an amount of loss allowances to these classified loans based on loan grade.

The following tables summarize the activity in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of September 30, 2016:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2016
Allowance for Loan Losses:
Balance – July 1, 2016	$424	$129	$1,064	$129	$275	$22	$17	$2,060
Charge-offs	(16)	-	-	-	(46)	(8)	-	(70)
Recoveries	1	-	-	-	-	4	-	5
Provision (Credit)	12	(13)	50	-	72	12	(8)	125
Balance – September 30, 2016	$421	$116	$1,114	$129	$301	$30	$9	$2,120

Balance – January 1, 2016	$351	$120	$1,204	$59	$197	$22	$32	$1,985
Charge-offs	(65)	(18)	(1)	-	(76)	(40)	-	(200)
Recoveries	11	1	-	-	1	12	-	25
Provision (Credit)	124	13	(89)	70	179	36	(23)	310
Balance – September 30, 2016	$421	$116	$1,114	$129	$301	$30	$9	$2,120
Ending balance: individually evaluated for impairment	$-	$-	$5	$-	$10	$-	$-	$15
Ending balance: collectively evaluated for impairment	$421	$116	$1,109	$129	$291	$30	$9	$2,105

Gross Loans Receivable (1):
Ending balance	$151,069	$34,062	$97,062	$11,707	$24,167	$1,472	$-	$319,539
Ending balance: individually evaluated for impairment	$191	$4	$3,260	$-	$177	$-	$-	$3,632
Ending balance: collectively evaluated for impairment	$150,878	$34,058	$93,802	$11,707	$23,990	$1,472	$-	$315,907

(1)	Gross Loans Receivable does not include allowance for loan losses of $(2,120) or deferred loan costs of $3,002.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2015
Allowance for Loan Losses:
Balance – July 1, 2015	$393	$103	$1,394	$-	$187	$27	$21	$2,125
Charge-offs	(40)	-	-	-	(5)	(15)	-	(60)
Recoveries	-	-	-	-	-	2	-	2
Provision (Credit)	17	(2)	(42)	-	43	7	7	30
Balance – September 30, 2015	$370	$101	$1,352	$-	$225	$21	$28	$2,097

Balance – January 1, 2015	$446	$106	$1,163	$-	$184	$22	$-	$1,921
Charge-offs	(58)	(17)	-	-	(9)	(34)	-	(118)
Recoveries	12	8	21	-	7	6	-	54
Provision (Credit)	(30)	4	168	-	43	27	28	240
Balance – September 30, 2015	$370	$101	$1,352	$-	$225	$21	$28	$2,097

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class as of December 31, 2015:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2015
Allowance for Loan Losses:
Balance – December 31, 2015	$351	$120	$1,204	$59	$197	$22	$32	$1,985
Ending balance: individually evaluated for impairment	$-	$-	$20	$-	$-	$-	$-	$20
Ending balance: collectively evaluated for impairment	$351	$120	$1,184	$59	$197	$22	$32	$1,965

Gross Loans Receivable (1):
Ending Balance	$157,307	$32,770	$83,967	$4,849	$15,741	$1,507	$-	$296,141
Ending balance: individually evaluated for impairment	$202	$8	$1,545	$-	$80	$-	$-	$1,835
Ending balance: collectively evaluated for impairment	$157,105	$32,762	$82,422	$4,849	$15,661	$1,507	$-	$294,306

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,985) or deferred loan costs of $2,945.

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

The following is a summary of information pertaining to impaired loans for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Nine Months Ended
	At September 30, 2016			September 30, 2016
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$191	$191	$-	$236	$11
Home equity	4	4	-	7	-
Commercial real estate	3,071	3,071	-	3,134	51
Commercial loans	63	63	-	75	-
With an allowance recorded:
Commercial real estate	189	189	5	193	8
Commercial loans	114	114	10	143	6
Total	$3,632	$3,632	$15	$3,788	$76

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2015			December 31, 2015
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$202	$202	$-	$207	$14
Home equity	8	8	-	9	-
Commercial real estate	1,503	1,503	-	1,931	-
Commercial loans	80	80	-	94	2
With an allowance recorded:
Commercial real estate	42	42	20	612	2
Total	$1,835	$1,835	$20	$2,853	$18

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
September 30, 2016:
Real Estate Loans:
Residential, one- to four-family	$1,250	$552	$904	$2,706	$148,363	$151,069	$2,012
Home equity	50	165	185	400	33,662	34,062	337
Commercial	-	-	3,071	3,071	93,991	97,062	3,071
Construction	-	-	-	-	11,707	11,707	-
Other Loans:
Commercial	27	2	62	91	24,076	24,167	222
Consumer	9	2	48	59	1,413	1,472	27
Total	$1,336	$721	$4,270	$6,327	$313,212	$319,539	$5,669

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
December 31, 2015:
Real Estate Loans:
Residential, one- to four-family	$1,519	$789	$1,291	$3,599	$153,708	$157,307	$2,462
Home equity	188	32	354	574	32,196	32,770	361
Commercial	-	-	1,248	1,248	82,719	83,967	1,545
Construction	-	-	-	-	4,849	4,849	-
Other Loans:
Commercial	38	-	30	68	15,673	15,741	132
Consumer	17	5	28	50	1,457	1,507	6
Total	$1,762	$826	$2,951	$5,539	$290,602	$296,141	$4,506

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the nine month periods ended September 30, 2016 and 2015 was $257,000 and $313,000, respectively.

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

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of September 30, 2016 and December 31, 2015:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
September 30, 2016
Real Estate Loans:
Residential, one- to four-family	$148,236	$-	$2,833	$-	$-	$151,069
Home equity	33,508	-	554	-	-	34,062
Commercial	93,473	57	3,532	-	-	97,062
Construction	11,707	-	-	-	-	11,707
Other Loans:
Commercial	23,857	23	287	-	-	24,167
Consumer	1,466	-	5	-	1	1,472
Total	$312,247	$80	$7,211	$-	$1	$319,539

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2015
Real Estate Loans:
Residential, one- to four-family	$154,473	$-	$2,617	$217	$-	$157,307
Home equity	32,210	-	560	-	-	32,770
Commercial	76,953	4,741	2,273	-	-	83,967
Construction	4,849	-	-	-	-	4,849
Other Loans:
Commercial	15,237	262	242	-	-	15,741
Consumer	1,504	-	1	-	2	1,507
Total	$285,226	$5,003	$5,693	$217	$2	$296,141

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At September 30, 2016
Real Estate Loans:
Residential, one- to four-family	5	$191	-	$-	5	$191	-	$-
Home equity	1	4	-	-	1	4	-	-
Other Loans:	-	-	-	-	-	-	-	-
Commercial	1	114	1	114	-	-	-	-
Total	7	$309	1	$114	6	$195	-	$-

At December 31, 2015
Real Estate Loans:
Residential, one- to four-family	5	$216	-	$-	5	$216	-	$-
Home equity	2	8	-	-	2	8	-	-
Total	7	$224	-	$-	7	$224	-	$-

No additional loan commitments were outstanding to these borrowers at September 30, 2016 and at December 31, 2015.

The following table details the activity in loans which were first deemed to be TDRs during the three and nine months ended September 30, 2016:

	For The Three Months Ended September 30,
	2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	-	$-	$-
Other Loans:
Commercial	1	118	118
Total	1	$118	$118

	For The Nine Months Ended September 30,
	2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$31	$31
Other Loans:
Commercial	1	118	118
Total	2	$149	$149

There were no loans restructured and classified as TDRs during the three and nine months ended September 30, 2015.

Some loan modifications classified as TDRs may not ultimately result in full collection of principal and interest, as modified, which may result in potential losses. These potential losses have been factored into our overall estimate of the allowance for loan losses.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $750,000 and $712,000 at September 30, 2016 and December 31, 2015, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process according to local requirements of the applicable jurisdiction was $652,000 and $708,000 at September 30, 2016 and December 31, 2015, respectively.

Note 5 – Earnings per Share

Earnings per share was calculated for the three and nine months ended September 30, 2016 and 2015, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), unearned shares held by the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan (“RRP”), and unearned shares held by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended September 30,
	2016	2015
Numerator – net income	$757,000	$1,236,000
Denominator:
Basic weighted average shares outstanding	6,036,026	5,884,246
Increase in weighted average shares outstanding due to:
Stock options	7,575	32,462
Diluted weighted average shares outstanding	6,043,601	5,916,708

Earnings per share:
Basic	$0.13	$0.21
Diluted	$0.13	$0.21

	Nine Months Ended September 30,
	2016	2015
Numerator – net income	$3,375,000	$2,504,000
Denominator:
Basic weighted average shares outstanding	6,000,501	5,892,148
Increase in weighted average shares outstanding due to:
Stock options	7,607	32,853
Diluted weighted average shares outstanding	6,008,108	5,925,001

Earnings per share:
Basic	$0.56	$0.42
Diluted	$0.56	$0.42

Note 6 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at September 30, 2016 and December 31, 2015. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	September 30,	December 31,
	2016	2015
	(Dollars in thousands)

Commitments to grant loans	$12,324	$12,224
Unfunded commitments under lines of credit	$33,768	$34,847

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At September 30, 2016 and December 31, 2015, the Company’s loan commitments with fixed rates for the next five years totaled $9.0 million and $6.3 million, respectively. The range of interest rates on these fixed rate commitments was 3.38% to 6.25% at September 30, 2016.

Note 7 – Stock-based Compensation

As of September 30, 2016, the Company had four stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $110,000 and $84,000 for the three months ended September 30, 2016 and 2015, respectively. The compensation cost that has been recorded for the nine months ended September 30, 2016 and 2015 was $309,000 and $245,000, respectively.

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan (the “Stock Option Plan”), which was approved by the Company’s stockholders, permits the grant of options to its employees and non-employee directors for up to 297,562 shares of common stock. The Stock Option Plan expires on October 24, 2016, and grants of options cannot be awarded after this date.

Both incentive stock options and non-qualified stock options may be granted under the Stock Option Plan. The exercise price of each stock option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years. The stock options generally vest over a five year period.

A summary of the status of the Stock Option Plan as of September 30, 2016 and 2015 is presented below:

	September 30, 2016			September 30, 2015
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	118,087	$10.68		175,369	$10.92
Granted	-	-		-	-
Exercised	(98,986)	11.19		(11,775)	11.50
Forfeited	-	-		-	-
Outstanding at end of period	19,101	$8.04	3.2 years	163,594	$10.87	1.5 years

Options exercisable at end of period	19,101	$8.04	3.2 years	163,594	$10.87	1.5 years

Fair value of options granted		-			-

:

At September 30, 2016, stock options outstanding had an intrinsic value of $105,000 and 64,547 options remained available for grant under the Stock Option Plan. The intrinsic value of stock options exercised was $216,000 and $22,000 for the nine months ended September 30, 2016 and 2015, respectively. There was no compensation expense related to the Stock Option Plan for the three and nine month periods ended September 30, 2016.  There was no compensation expense related to the Stock Option Plan for the three month period ended September 30,  2015.  Compensation expense for the Stock Option Plan amounted to $1,000 for the nine month period ended September 30, 2015.

2006 Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s stockholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock. As of September 30, 2016, there were 8,087 shares available to grant under the RRP. The RRP term expires on October 24, 2016, and grants of restricted stock awards cannot be made after that date.

As of September 30, 2016, there were 94,515 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $17,000 for the three months ended September 30, 2016 and $16,000 for the three months ended September 30, 2015. Compensation expense amounted to $49,000 for the nine months ended September 30, 2016 and 2015. At September 30, 2016, $189,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 9  to 46 months.

A summary of the status of unvested shares under the RRP for the nine months ended September 30, 2016 and 2015 is as follows:

	2016	Weighted Average Grant Price (per Share)	2015	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	21,397	$12.25	29,031	$11.88
Granted	-	-	100	13.42
Vested	(4,974)	12.14	(7,334)	10.75
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	16,423	$12.28	21,797	$12.27

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

The Board of Directors has granted restricted stock awards under the EIP during 2016 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

January 20, 2016	14,337	100% on December 15, 2018, if three year performance metric is achieved	$13.35	Employees
January 28, 2016	4,078	100% on December 16, 2016	13.50	Non-employee directors
April 27, 2016	1,939	100% on December 16, 2016	13.31	Non-employee directors

A summary of the status of unvested restricted stock awards under the EIP for the nine months ended September 30, 2016 and 2015 is as follows:

	2016	Weighted Average Grant Price (per Share)	2015	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	27,769	$12.64	21,552	$12.19
Granted	20,354	13.38	14,955	13.38
Vested	(4,213)	12.16	(4,206)	12.16
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	43,910	$13.02	32,301	$12.74

As of September 30, 2016, there were 15,900 shares vested or distributed to eligible participants under the EIP.

Compensation expense related to the EIP amounted to $68,000 for the three months ended September 30, 2016 and $41,000 for the three months ended September 30, 2015.  Compensation expense related to the EIP amounted to $181,000 for the nine months ended September 30, 2016 and $114,000 for the nine months ended September 30, 2015. At September 30, 2016,  $375,000 of unrecognized compensation cost related to unvested awards is expected to be recognized over a period of 3 to 35 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of September 30, 2016, the balance of the loan to the ESOP was $1.7 million and the fair value of unallocated shares was $2.1 million. As of September 30, 2016, there were 63,574 allocated shares and 158,699 unallocated shares compared to 58,263 allocated shares and 166,634 unallocated shares at September 30, 2015.  The ESOP compensation expense was $25,000 for the three months ended September 30, 2016 and $27,000 for the three months ended September 30, 2015 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $79,000 for the nine months ended September 30, 2016 and  $81,000 for the nine months ended September 30, 2015 based on 5,951 shares earned in each of those periods.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2016 and December 31, 2015 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015 were as follows:

	Fair Value Measurements at September 30, 2016
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Municipal bonds	$51,889	$-	$51,889	$-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	43	-	43	-
Collateralized mortgage obligations-government sponsored entities	31,692	-	31,692	-
Government National Mortgage Association	359	-	359	-
Federal National Mortgage Association	3,921	-	3,921	-
Federal Home Loan Mortgage Corporation	2,036	-	2,036	-
Asset-backed securities:
Private label	991	-	-	991
Government sponsored entities	81	-	81	-
Equity securities	35	-	35	-
Total	$91,047	$-	$90,056	$991

	Fair Value Measurements at December 31, 2015
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$14,111	$14,111	$-	$-
Municipal bonds	51,808	-	51,808	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	48	-	48	-
Collateralized mortgage obligations-government sponsored entities	38,342	-	38,342	-
Government National Mortgage Association	427	-	427	-
Federal National Mortgage Association	4,542	-	4,542	-
Federal Home Loan Mortgage Corporation	2,301	-	2,301	-
Asset-backed securities:
Private label	1,501	-	-	1,501
Government sponsored entities	97	-	97	-
Equity securities	36	-	36	-
Total	$113,213	$14,111	$97,601	$1,501

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the nine months ended September 30, 2016 and for the year ended December 31, 2015.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the nine months ended September 30, 2016 and 2015:

	2016	2015
	(Dollars in thousands)
Beginning Balance	$1,501	$2,023
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income(loss)	42	34
Total losses - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income(loss)	(72)	(91)
Sales	-	-
Principal paydowns	(480)	(331)
Transfers to (out of) Level 3	-	-
Ending Balance	$991	$1,635

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

The following table presents additional quantitative information about the Level 3 inputs for the asset-backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of September 30, 2016 and December 31, 2015 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
September 30, 2016
Asset-backed securities - private label	$991	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	5 - 10	5.00%	70.0% - 100.0%

December 31, 2015
Asset-backed securities - private label	$1,501	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	4 - 10	4.0% - 6.0%	70.0% - 100.0%

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At September 30, 2016
Impaired loans	$383	$-	$-	$383
Foreclosed real estate	212	-	-	212

At December 31, 2015
Impaired loans	$98	$-	$-	$98
Foreclosed real estate	292	-	-	292

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At September 30, 2016
Impaired loans	$383	Market valuation of underlying collateral (1) and discounted cash flows (2)	Direct Disposal Costs (3)	7.00-15.00%
Foreclosed real estate	212	Market valuation of property (1)	Direct Disposal Costs (3)	7.00-10.00%
At December 31, 2015
Impaired loans	$98	Market valuation of underlying collateral (1)	Direct Disposal Costs (3)	7.00-10.00%
Foreclosed real estate	292	Market valuation of property (1)	Direct Disposal Costs (3)	7.00-15.00%

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

(3) The fair value basis of impaired loans and foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

At September 30, 2016, impaired loans valued using Level 3 inputs had a carrying amount of $340,000 and valuation allowances of $15,000. By comparison, at December 31, 2015, impaired loans valued using Level 3 inputs had a carrying amount of $80,000 and valuation allowances of $20,000.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan or by using a discounted future cash flow method if the loan is not collateral dependent.  At September 30, 2016, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the nine month period ended September 30, 2016 comprised of two loans(one collateral dependent and one that is not collateral dependent)  with a fair value of $330,000 and resulted in an additional provision for loan loss of $15,000. At December 31, 2015, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the year ended December 31, 2015 comprised of one collateral dependent loan with a fair value of $45,000 and resulted in an additional provision for loan loss of $20,000.

At September 30, 2016, foreclosed real estate valued using Level 3 inputs had a carrying amount of $226,000 and valuation allowances of $52,000. By comparison at December 31, 2015, foreclosed real estate valued using Level 3 inputs had a carrying amount of $347,000 and valuation allowances of $84,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At September 30, 2016, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the nine month period ended September 30, 2016 comprised of three properties with a fair value of $98,000 and resulted in an additional provision for loan losses of $4,000 and subsequent write-downs recorded in non-interest expense of $1,000. At December 31, 2015, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2015 comprised of seven properties with a fair value of $294,000 and resulted in an additional provision for loan losses of $72,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at September 30, 2016
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$38,479	$38,479	$38,479	$-	$-
Securities available for sale	91,047	91,047	-	90,056	991
Federal Home Loan Bank stock	1,340	1,340	-	1,340	-
Loans receivable, net	320,421	317,273	-	-	317,273
Accrued interest receivable	1,732	1,732	-	1,732	-
Financial liabilities:
Deposits	374,466	377,395	-	377,395	-
Long-term debt	18,950	19,319	-	19,319	-
Accrued interest payable	31	31	-	31	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2015
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$34,227	$34,227	$34,227	$-	$-
Securities available for sale	113,213	113,213	14,111	97,601	1,501
Federal Home Loan Bank stock	1,454	1,454	-	1,454	-
Loans receivable, net	297,101	291,203	-	-	291,203
Accrued interest receivable	1,648	1,648	-	1,648	-
Financial liabilities:
Deposits	369,155	370,120	-	370,120	-
Long-term debt	21,150	21,183	-	21,183	-
Accrued interest payable	37	37	-	37	-
Off-balance-sheet financial instruments	-	-	-	-	-

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

Note 9 – Treasury Stock

During the quarter ended September 30, 2016, the Company repurchased 5,000 shares of common stock at an average cost of $13.30 per share. During the nine months ended September 30, 2016, the Company repurchased 25,000 shares of common stock at an average cost of $13.51 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of September 30, 2016, there were 92,701 shares remaining to be repurchased under the existing stock repurchase program. During the nine months ended September 30, 2016, the Company transferred 20,354 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.70 per share, to fund awards that had vested under the 2012 Equity Incentive Plan.

During the quarter ended September 30, 2015, the Company made no repurchases of common stock. During the nine months ended September 30, 2015, the Company repurchased 39,900 shares of common stock at an average cost of $13.56 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of September 30, 2015 there were 16,510 shares remaining to be repurchased under the then existing stock repurchase program. During the nine months ended September 30, 2015, the Company transferred 15,455 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share, to fund awards that had vested under the 2012 Equity Incentive Plan.

Note 10 – Other Comprehensive Income (Loss)

In addition to presenting the Consolidated Statements of Other Comprehensive Income (Loss) herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2016			September 30, 2015
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Net unrealized (losses) gains arising during the period	$(684)	$233	$(451)	$949	$(323)	$626
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(39)	13	(26)	(48)	16	(32)
Net gain on sale of securities included in net income	-	-	-	(440)	150	(290)
Total Other Comprehensive (Loss) Income	$(723)	$246	$(477)	$461	$(157)	$304

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2016			September 30, 2015
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Net unrealized gains (losses) arising during the period	$1,325	$(450)	$875	$(144)	$318	$174
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(107)	36	(71)	(123)	42	(81)
Gain on sale of securities included in net income	(1,636)	556	(1,080)	(440)	150	(290)
Total Other Comprehensive Loss	$(418)	$142	$(276)	$(707)	$510	$(197)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income for the indicated periods:

Details about Accumulated Other Comprehensive Income (Loss)	Accounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the Three Months Ended September 30,		Affected Line Item on the Consolidated
Components	2016	2015	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale
Recovery on previously impaired investment securities	$(39)	$(48)	Recovery on previously impaired investment securities
Sale of securities	-	(440)	Net gain on sale of securities available for sale
	(39)	(488)
Provision for income tax expense	13	166	Income Tax Expense
Total reclassification for the period	$(26)	$(322)	Net Income

Details about Accumulated Other Comprehensive Income (Loss)	Accounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30,		Affected Line Item on the Consolidated
Components	2016	2015	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale
Recovery on previously impaired investment securities	$(107)	$(123)	Recovery on previously impaired investment securities
Sale of securities	(1,636)	(440)	Gain on sale of securities available for sale
	(1,743)	(563)
Provision for income tax expense	592	192	Income Tax Expense
Total reclassification for the period	$(1,151)	$(371)	Net Income

Note 11 – Subsequent Events

On October 26, 2016, the Board of Directors declared a quarterly cash dividend of $0.07 per share on the Company’s common stock, payable on November 21, 2016 to shareholders of record as of November 10, 2016.  Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 59.6% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $255,000.  On March 2, 2016, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 2, 2017, aggregating up to $0.28 per share. The MHC waived $510,000 during the nine months ended September 30, 2016 and did not elect to waive the $255,000 of dividends during the three months ended September 30, 2016.  During the three months ended September 30, 2016, the MHC elected to receive the cash dividend of $255,000 to replenish cash at the top-tier holding company for use towards operating expenses. Cumulatively, Lake Shore, MHC has waived approximately $8.0 million of cash dividends as of September 30, 2016. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of September 30, 2016 compared to the consolidated financial condition as of December 31, 2015 and the consolidated results of operations for the three and nine months ended September 30, 2016 and 2015.

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

Credit risk is the risk to our earnings and stockholders’ equity that results from customers, to whom loans have been made, and from issuers of debt securities in which the Company has invested, failing to repay their obligations. The magnitude of risk depends on the capacity and willingness of borrowers and debt issuers to repay and the sufficiency of the value of collateral obtained to secure the loans made or investments purchased.

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

Analysis of Net Interest Income

Net interest income represents the difference between the interest we earn on our interest-earning assets, such as commercial and residential mortgage loans and investment securities, and the expense we pay on interest-

bearing liabilities, such as deposits and borrowings.  Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on them.

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

	For the Three Months Ended			For the Three Months Ended
	September 30, 2016			September 30, 2015
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$30,464	$30	0.39%	$19,640	$5	0.10%
Securities(1)	94,700	686	2.90%	127,357	948	2.98%
Loans	318,039	3,681	4.63%	296,707	3,474	4.68%
Total interest-earning assets	443,203	4,397	3.97%	443,704	4,427	3.99%
Other assets	34,581			33,666
Total assets	$477,784			$477,370

Interest-bearing liabilities
Demand & NOW accounts	$45,156	$9	0.08%	$43,846	$8	0.07%
Money market accounts	77,605	38	0.20%	74,726	38	0.20%
Savings accounts	49,403	8	0.06%	45,232	7	0.06%
Time deposits	148,360	394	1.06%	167,395	485	1.16%
Borrowed funds	18,950	93	1.96%	19,657	99	2.01%
Other interest-bearing liabilities	954	23	9.64%	1,037	25	9.64%
Total interest-bearing liabilities	340,428	565	0.66%	351,893	662	0.75%
Other non-interest bearing liabilities	59,728			52,723
Stockholders' equity	77,628			72,754
Total liabilities & stockholders' equity	$477,784			$477,370
Net interest income		$3,832			$3,765
Interest rate spread			3.31%			3.24%
Net interest margin			3.46%			3.39%

(1)	The tax equivalent adjustment for bank qualified municipals results in rates of 3.87% and 3.81% for the three months ended September 30, 2016 and 2015, respectively on the securities portfolio.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2016			September 30, 2015
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$31,980	$81	0.34%	$23,254	$16	0.09%
Securities(1)	101,399	2,230	2.93%	133,243	2,950	2.95%
Loans	308,759	10,797	4.66%	291,143	10,268	4.70%
Total interest-earning assets	442,138	13,108	3.95%	447,640	13,234	3.94%
Other assets	34,380			33,721
Total assets	$476,518			$481,361

Interest-bearing liabilities
Demand & NOW accounts	$44,618	$26	0.08%	$45,248	$32	0.09%
Money market accounts	78,053	108	0.18%	76,259	135	0.24%
Savings accounts	47,752	21	0.06%	44,393	24	0.07%
Time deposits	152,455	1,218	1.07%	173,651	1,603	1.23%
Borrowed funds	19,376	280	1.93%	19,176	296	2.06%
Other interest-bearing liabilities	971	69	9.47%	1,053	74	9.37%
Total interest-bearing liabilities	343,225	1,722	0.67%	359,780	2,164	0.80%
Other non-interest bearing liabilities	56,858			48,891
Stockholders' equity	76,435			72,690
Total liabilities & stockholders' equity	$476,518			$481,361
Net interest income		$11,386			$11,070
Interest rate spread			3.28%			3.14%
Net interest margin			3.43%			3.30%

(1)	The tax equivalent adjustment for bank qualified municipals results in rates of 3.85% and 3.76% for the nine months ended September 30, 2016 and 2015, respectively on the securities portfolio.

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

	Three Months Ended September 30, 2016
	Compared to
	Three Months Ended September 30, 2015
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$21	$4	$25
Securities	(25)	(237)	(262)
Loans, including fees	(40)	247	207
Total interest-earning assets	(44)	14	(30)
Interest-bearing liabilities:
Demand & NOW accounts	1	-	1
Money market accounts	(1)	1	-
Savings accounts	-	1	1
Time deposits	(39)	(52)	(91)
Total deposits	(39)	(50)	(89)
Other interest-bearing liabilities:
Borrowed funds & other	(2)	(6)	(8)
Total interest-bearing liabilities	(41)	(56)	(97)
Total change in net interest income	$(3)	$70	$67

	Nine Months Ended September 30, 2016
	Compared to
	Nine Months Ended September 30, 2015
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$57	$8	$65
Securities	(20)	(700)	(720)
Loans, including fees	(88)	617	529
Total interest-earning assets	(51)	(75)	(126)
Interest-bearing liabilities:
Demand & NOW accounts	(6)	-	(6)
Money market accounts	(30)	3	(27)
Savings accounts	(5)	2	(3)
Time deposits	(202)	(183)	(385)
Total deposits	(243)	(178)	(421)
Other interest-bearing liabilities:
Borrowed funds & other	(18)	(3)	(21)
Total interest-bearing liabilities	(261)	(181)	(442)
Total change in net interest income	$210	$106	$316

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

In the current extended low interest-rate environment, our cost of funds have declined significantly due to an 11.4% decrease in the average balance of time deposits, along with lower interest rates being paid on deposit products, when comparing the three months ended September 30, 2016 to the same period in 2015.  During the three months ended September 30, 2016 and 2015, the average yields on interest-earning assets have remained relatively flat partially due to the flattening yield curve, as rates on new loan originations are lower than the yields earned on loans which had paid off, offset by a significant amount of legacy loans remaining in the portfolio as well as a 7.2% increase in the average loan portfolio balance during the three month period ended September 30, 2016 as compared to same period in prior year.  The yields on interest earning assets have also remained flat due to a 25.6% decrease in the average balance of the securities portfolio during the three month period ended September 30, 2016 when compared to the same period in the prior year.  Management has strategically been re-investing paydowns received on the securities portfolio in shorter-term investments at lower rates, as well as selling long-term securities, in order to manage its interest rate risk. The net interest margin for the three months ended September 30, 2016 was 3.46% in comparison to a net interest margin of 3.39% for the three months ended September 30, 2015.   The increase in the net interest margin was primarily due to a nine basis points decrease in the average rate that we paid on interest-bearing liabilities since September 30, 2015 resulting from a decrease in time deposit accounts and increased focus on core deposit growth. The Bank’s Asset-Liability Committee continues to evaluate the options available to minimize the potential impact of a rising rate environment on its operations, as well as to prepare for the impact of a continued, prolonged, low-interest rate environment.  The Committee and Bank management have implemented strategies to shorten the term of interest-earning assets and increase investments in liquid assets to position the Bank to be able to take advantage of rising interest rates in the future.  Furthermore, strategies to increase core deposits and the origination of adjustable-rate commercial loans are also in place to manage interest rate risk and the net interest margin.

For the nine months ended September 30, 2016, the average yields on our loan and investment portfolios were 4.66% and 2.93%, respectively, in comparison to 4.70% and 2.95%, respectively, for the nine months ended September 30, 2015.  Overall, the average yield on our interest earning assets increased by one basis point to 3.95% for the nine months ended September 30, 2016 in comparison to the nine months ended September 30, 2015. The average balance of interest-earning assets decreased $5.5 million for the nine month period ended September 30, 2016 as compared to the prior year’s same nine month period. The average yield on interest earning assets was impacted by lower interest income earned on our securities portfolio, resulting from a $31.8 million decrease in the average balance of the securities portfolio for the nine months ended September 30,

2016 as compared to the prior year’s same nine month period. The decrease in securities income was partially offset by a $17.6 million increase in the average balance of loans outstanding and an $8.7 million increase in the average balance of interest-earning deposits and fed funds sold. For the nine month period ended September 30, 2016 and 2015, the average rate that we paid on interest-bearing liabilities was 0.67% and 0.80%, respectively.  The 13 basis points decrease was primarily due to a 16 basis points decrease in the average interest rate paid on time deposits for the nine months ended September 30, 2016 as compared to the same period in the prior year. The average balance of deposits decreased $16.7 million for the nine months ended September 30, 2016 as compared to the same period in the prior year primarily due to a decrease in time deposits. Our interest rate spread for the nine months ended September 30, 2016 was 3.28% which was a 14 basis points increase in comparison to the nine months ended September 30, 2015.  Our net interest margin was 3.43% and 3.30% for the nine months ended September 30, 2016 and 2015, respectively.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total assets at September 30, 2016 were $478.4 million, an increase of $5.0 million, or 1.1%, from $473.4 million at December 31, 2015.  The increase in total assets was primarily due to a $23.3 million increase in net loans receivable and a $4.3 million increase in cash and cash equivalents partially offset by a $22.2 million decrease in securities available for sale.

Cash and cash equivalents increased by $4.3 million, or 12.4%, from $34.2 million at December 31, 2015 to $38.5 million at September 30, 2016.  The increase was primarily due to the receipt of proceeds from the sale of $14.4 million in available for sale securities, an $8.9 million cash inflow from the receipt of principal paydowns and maturities on the investment portfolio and a $5.3 million increase in deposits, partially offset by a $24.2 million net cash outflow for loan originations during the first nine months of 2016.

Securities available for sale decreased by $22.2 million, or 19.6%, to $91.0 million at September 30, 2016 compared to $113.2 million at December 31, 2015.  The decrease was primarily due to the sale of $14.4 million of treasury securities and the receipt of $8.9 million in principal paydowns on the investment portfolio during the first nine months of 2016. The sale of treasury securities provided the Company with additional cash proceeds for future loan originations. The Company intends to continue to convert the sale proceeds into commercial loans over the next nine months, which should result in a  positive contribution to the Company’s net interest margin and interest rate risk position, as well as impact small business customers in our market area.

Net loans receivable increased during the nine months ended September 30, 2016 as shown in the table below:

	At September 30,	At December 31,	Change
	2016	2015	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$151,069	$157,307	$(6,238)	(4.0)%
Home equity	34,062	32,770	1,292	3.9%
Commercial	97,062	83,967	13,095	15.6%
Construction	11,707	4,849	6,858	141.4%
Total real estate loans	293,900	278,893	15,007	5.4%
Other Loans:
Commercial	24,167	15,741	8,426	53.5%
Consumer	1,472	1,507	(35)	(2.3)%
Total gross loans	319,539	296,141	23,398	7.9%
Allowance for loan losses	(2,120)	(1,985)	(135)	(6.8)%
Net deferred loan costs	3,002	2,945	57	1.9%
Loans receivable, net	$320,421	$297,101	$23,320	7.8%

The increase in net loans receivable was primarily due to an increase in commercial real estate loans, construction loans, commercial business loans, and home equity loans, partially offset by a decrease in residential, one- to four-family real estate loans. As fixed rate one- to four-family residential real estate loans present additional interest rate risk to our loan portfolio as a result of the longer duration of these types of assets, we remain strategically focused in 2016 on originating shorter duration commercial real estate and commercial business loans to diversify our asset mix, to reduce interest rate risk, to take advantage of the opportunities available to serve small businesses in our market area, and to increase our net interest margin. In the first nine months of 2016, we sold $4.6 million in low-yielding long-term (generally 30 years) conforming fixed rate one- to four-family residential loans that we originated into the secondary market, as part of our strategy to manage interest rate risk, and plan to continue to do so in the future, if it is deemed appropriate based on market conditions.

Loans Past Due and Non-performing Assets.  The following table presents information regarding our accruing loans delinquent 90 days or more, non‑accrual loans, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At September 30,	At December 31,
	2016	2015
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$47	$47
Home equity	63	88
Commercial	-	-
Construction	-	-
Other loans:
Commercial	-	-
Consumer	21	27
Total	$131	$162
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,012	$2,462
Home equity	337	361
Commercial	3,071	1,545
Construction	-	-
Other loans:
Commercial	222	132
Consumer	27	6
Total non-accrual loans	5,669	4,506
Total non-performing loans	5,800	4,668
Foreclosed real estate	750	712
Total non-performing assets	$6,550	$5,380
Ratios:
Non-performing loans as a percent of total loans:	1.81%	1.57%
Non-performing assets as a percent of total assets:	1.37%	1.14%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Other loans:
Commercial	$114	$-
Performing loans
Real estate loans:
Residential, one- to four-family	$191	$216
Home equity	4	8

Total non-performing loans increased by $1.1 million to $5.8 million at September 30, 2016 from $4.7 million at December 31, 2015, primarily due to a $1.6 million increase in non-performing commercial real estate loans, partially offset by a $0.5 million decrease in non-performing residential, one- to four-family and home equity loans. The increase in non-performing commercial real estate loans was primarily due to one commercial real estate loan, with a loan balance of $1.1 million, as of September 30, 2016. The loan is collateralized by a first lien on real property with a loan to value ratio of 75%. Management is actively pursuing all actions necessary to collect the outstanding balance on all non-performing loans, including foreclosure on the related properties.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Balance at beginning of year:	$1,985	$1,921
Provision for loan losses	310	240
Charge-offs:
Real estate loans:
Residential, one- to four-family	(65)	(58)
Home equity	(18)	(17)
Commercial	(1)	-
Construction	-	-
Other loans:
Commercial	(76)	(9)
Consumer	(40)	(34)
Total charge-offs	(200)	(118)
Recoveries:
Real estate loans:
Residential, one- to four-family	11	12
Home equity	1	8
Commercial	-	21
Construction	-	-
Other loans:
Commercial	1	7
Consumer	12	6
Total recoveries	25	54
Net charge-offs	(175)	(64)
Balance at end of period	$2,120	$2,097
Average loans outstanding	$308,759	$291,143
Allowance for loan losses as a percent of total net loans	0.66%	0.71%
Allowance for loan losses as a percent of non-performing loans	36.55%	38.15%
Ratio of net charge-offs to average loans outstanding(1)	0.08%	0.03%

(1) Annualized

The table below shows changes in deposit balances by type of deposit account between September 30, 2016 and December 31, 2015:

	At September 30,	At December 31,	Change
	2016	2015	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$53,806	$45,224	$8,582	19.0%
Interest bearing	45,590	44,512	1,078	2.4%
Money market	78,044	76,231	1,813	2.4%
Savings	50,109	44,613	5,496	12.3%
Time deposits	146,917	158,575	(11,658)	(7.4)%
Total deposits	$374,466	$369,155	$5,311	1.4%

The increase in total deposits was primarily due to growth in core deposits, partially offset by a decrease in time deposits. The growth in core deposits was the result of the Company’s continued strategic focus on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expenses. Time deposit balances have decreased as certificate of deposit customers have sought higher yields elsewhere.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $2.2 million, or 10.4%, to $19.0 million at September 30, 2016 from $21.2 million at December 31, 2015. The decrease was due to the use of excess liquidity to pay off long-term debt which matured during the first nine months of 2016.

Total stockholders’ equity increased by $3.5 million, or 4.7%, from $73.9 million at December 31, 2015 to $77.3 million at September 30, 2016. The increase in stockholders’ equity was primarily due to net income of $3.4 million and a $1.1 million increase in additional paid in capital resulting from stock option exercises during the nine months ended September 30, 2016, partially offset by $727,000 in cash dividends paid and $338,000 of common stock purchases, during the nine months ended September 30, 2016.

Comparison of Results of Operations for the Three Months Ended September 30, 2016 and 2015

General.    Net income was $757,000 for the three months ended September 30, 2016, or $0.13 per diluted share, a decrease of $479,000, compared to net income of $1.2 million, or $0.21 per diluted share, for the three months ended September 30, 2015.  The decrease in net income was due to a $370,000 decrease in non-interest income, a $156,000 increase in non-interest expense and a $95,000 increase in provision for loan losses partially offset by a $75,000 decrease in income tax expense and a $67,000 increase in net interest income. The decrease in non-interest income was primarily due to a $440,000 pre-tax gain on the sale of securities during the three months ended September 30, 2015.

Interest Income.    Interest income decreased by $30,000, or 0.7%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a decrease in investment interest income. Investment income decreased by $262,000, or 27.6%, from $948,000 for the three months ended September 30, 2015 to $686,000 for the three months ended September 30, 2106 due to a decrease in the average balance of the investment portfolio from $127.4 million for the three months ended September 30, 2015 to $94.7 million for the three months ended September 30, 2016. The decrease in the average balance of the investment portfolio was primarily due to the Company’s strategy to reinvest paydowns received on the securities portfolio into loan originations and shorter term cash and cash equivalents in order to be in a better position to take advantage of future increases in market interest rates as well as to manage interest rate risk. The decrease was also attributable to the sale of $14.4 million of treasury bonds during the first quarter of 2016 to fund future commercial loan growth. Management intends to use the sale proceeds to originate shorter duration, adjustable rate commercial loans with yields higher than the yields earned on the sold bonds. The average yield on the investment portfolio decreased eight basis points from 2.98% for the three months ended September 30, 2015 to 2.90% for the three months ended September 30, 2016, as a result of the declining portfolio balance of higher yielding securities.

Loan interest income increased by $207,000, or 6.0%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to an increase in the average balance of the loan portfolio by $21.3 million, or 7.2%, from $296.7 million for the three months ended September 30, 2015 to $318.0 million for the three months ended September 30, 2016. The increase in the average balance of loans receivable was primarily due to an increase in the average balance of commercial real estate loans, commercial loans and home equity loans, partially offset by a decrease in the average balance of one- to four-family real estate loans.  The average yield on the loan portfolio decreased from 4.68% for the three months ended September 30, 2015 to 4.63% for the three months ended September 30, 2016. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off or on loans remaining in the portfolio, as a result of the current low interest rate environment.

Other interest income increased by $25,000, or 500.0%, to $30,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to an increase in the average balance of the interest-earning deposits and federal funds sold portfolio by $10.8 million, or 55.1%, from $19.6 million for the three months ended September 30, 2015 to $30.5 million for the three months ended September 30, 2016. The increase in the average balance was primarily due to the receipt of proceeds from paydowns and sales on the securities portfolio that were reinvested into shorter term cash and cash equivalents to fund future commercial loan originations and to manage interest rate risk. The average yield on the interest-earning deposits and federal funds sold portfolio increased 29 basis points from 0.10% for the three months ended September 30, 2015 to 0.39% for the three months ended September 30, 2016, primarily due to a 25 basis points increase in the fed funds rate during the fourth quarter of 2015 and due to the investment of excess cash into higher yielding short-term cash investments.

Interest Expense.  Interest expense decreased $97,000, or 14.7%, to $565,000 for the three months ended September 30, 2016 as compared to $662,000 for the three months ended September 30, 2015. Interest paid on deposits decreased by $89,000, or 16.5%, to $449,000 for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015, primarily due to a nine basis points decrease in the average rate paid on deposits and a $10.7 million decrease in average deposits. The average balance of deposits for the three months ended September 30, 2016 was $320.5 million with an average rate of 0.56% compared to the average balance of deposits of $331.2 million and an average rate of 0.65% for the three months ended September 30, 2015. The decrease in the average balance of deposits was primarily due to a decrease in time deposits as customers have sought higher yields elsewhere. The decrease in the average rate paid on deposits was due to the continued low interest rate environment and due to the shift in the deposit mix towards low cost core deposits. The interest expense related to advances from the FHLBNY decreased $6,000, or 6.1%, to $93,000 for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015. The average rate paid on FHLBNY advances was 1.96% and 2.01% for the three months ended September 30, 2016 and 2015, respectively. The average balance of advances from the FHLBNY for the three months ended September 30, 2016 and 2015 was $19.0 million and $19.7 million, respectively.

Provision for Loan Losses.    A provision of $125,000 to the allowance for loan losses was recorded during the three months ended September 30, 2016, which was a $95,000 increase in comparison to the provision recorded during the three months ended September 30, 2015. Non-performing loans increased $1.1 million to $5.8 million at September 30, 2016 from $4.7 million at December 31, 2015, representing 1.81% and 1.57%, respectively, of total loans. The increase in non-performing loans was primarily due to one commercial real estate loan, with a loan balance of $1.1 million, as of September 30, 2016. The loan is collateralized by a first lien on real property with a loan to value ratio of 75%. Net charge-offs were $65,000 for the three months ended September 30, 2016, while net charge-offs were $58,000 for the three months ended September 30, 2015.

During the three months ended September 30, 2016, the Company recorded a $122,000 provision for commercial real estate and commercial and industrial loans primarily due to an increase in loan originations during the three months ended September 30, 2016, to reflect the inherent losses expected on these loan types and due to a $41,000 increase in net charge-offs in commercial and industrial loans during the three months ended September 30, 2016.  The Company recorded a $24,000 provision for one- to four-family mortgages and consumer loans primarily due to an increase in net charge-offs during the three months ended September 30, 2016. The provision for loan losses was partially offset by a $13,000 credit for home equity loans in the three months ended September 30, 2016, due to an overall decrease in historical losses in this loan portfolio during the last five years.  The Company recorded an $8,000 unallocated credit to the provision for loan losses during the three months ended September 30, 2016 to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

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

Non-Interest Income.    Non-interest income decreased $370,000, or 36.0%, to $658,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily due to a pre-tax gain on the sale of securities available for sale of $440,000 during the three months ended September 30, 2015, while there were no securities sold during the same period in 2016.  The decrease in non-interest income was partially offset by an increase of $55,000, or 13.5%, in service charges and fees and a $28,000, or 100.0%, increase in net gains on the sale of loans for the three months ended September 30, 2016 when compared to the same three months in 2015.

Non-Interest Expenses.  Non-interest expenses increased by $156,000, or 4.8%, from $3.3 million for the three month period ended September 30, 2015 to $3.4 million for the three month period ended September 30, 2016.  Salaries and employee benefits increased by $140,000, or 8.4%, primarily due to annual salary increases, the hiring of an additional officer, expenses for stock grants awarded during 2016 and additional expenses for certain employees and directors as a result of amendments to director and executive supplemental retirement benefit plans. Salary and employee benefits expense also increased due to a lower volume of deferred salary expense related to a decrease in loan originations during the three month period ended September 30, 2016 as compared to the prior year period. Increases in salary and employee benefits were partially offset by lower health insurance costs. Data processing costs increased $25,000, or 9.5%, primarily due to system and product enhancements during the third quarter of 2016 when compared to the same period in prior year.  Professional services increased $22,000, or 9.4%, primarily due to increased consulting costs.  These increases were partially offset by a $12,000, or 2.1%, decrease in occupancy and equipment due to lower depreciation and maintenance costs, and an $11,000, or 12.0%, decrease in advertising costs for the three months ended September 30, 2016, compared to the same three month period in 2015.

Income Taxes Expense.    Income tax expense decreased by $75,000, or 28.5%, from $263,000 for the three months ended September 30, 2015 to $188,000 for the three months ended September 30, 2016. The decrease in income tax expense was primarily due to a decrease in pre-tax income, partially offset by an increase in the effective tax rate during the three months ended September 30, 2016. Our effective tax rate was 19.9% for the three months ended September 30, 2016 as compared to an effective tax rate of 17.5% for the three months ended September 30, 2015. The increase in the 2016 effective tax rate was primarily due to the projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance related to our projection of pre-tax income for the current year.

Comparison of Results of Operations for the Nine Months Ended September 30, 2016 and 2015

General.    Net income was $3.4 million for the nine months ended September 30, 2016, or $0.56 per diluted share, an increase of $871,000, or 34.8%, compared to net income of $2.5 million, or $0.42 per diluted share, for the nine months ended September 30, 2015.  The increase in net income was primarily due to a $1.4 million increase in non-interest income and a $316,000 increase in net interest income, partially offset by a $480,000 increase in non-interest expenses, a $257,000 increase in income tax expense and a $70,000 increase in provision for loan losses. The $1.4 million increase in non-interest income was primarily due to a $1.6 million pre-tax gain on the sale of securities during the nine months ended September 30, 2016, as compared to a $440,000 pre-tax gain on the sale of securities during the same nine month period in 2015.

Interest Income.    Interest income decreased by $126,000, or 1.0%, to $13.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to a decrease in investment interest income. Investment income decreased by $720,000, or 24.4%, from $3.0 million for the nine months ended September 30, 2015 to $2.2 million for the nine months ended September 30, 2016 due to a $31.8 million decrease in the average balance of the investment portfolio from $133.2 million for the nine months ended September 30, 2015 to $101.4 million for the nine months ended September 30, 2016. The decrease in the average balance of the investment portfolio was primarily due to the Company’s strategy to reinvest paydowns received on the securities portfolio into loan originations and shorter term cash and cash equivalents in order to be in a better position to take advantage of future increases in market interest rates as well as to manage interest rate risk.  The Company also sold $14.4 million of treasury bonds during the first quarter of 2016 to fund future commercial loan growth. Management intends to use the 2016 sale proceeds to originate shorter duration, adjustable rate commercial loans with yields higher than the yields earned on the sold bonds. The average yield on the investment portfolio decreased 2 basis point from 2.95% for the nine months ended September 30, 2015 to 2.93% for the nine months ended September 30, 2016.

Loan interest income increased by $529,000, or 5.2%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to an increase in the average balance of the loan portfolio by $17.6 million, or 6.1%, from $291.1 million for the nine months ended September 30, 2015 to $308.8 million for the nine months ended September 30, 2016. The increase in the average balance of loans receivable was primarily due to an increase in the average balance of commercial real estate loans, commercial loans and home equity loans, partially offset by a decrease in the average balance of one- to four-family real estate loans.  The average yield on the loan portfolio decreased four basis points from 4.70% for the nine months ended September 30, 2015 to 4.66% for the nine months ended September 30, 2016.  The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which paid off, as a result of the current low interest rate environment.

Other interest income increased by $65,000, or 406.3%, to $81,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to an increase in the average balance of the interest-earning deposits and federal funds sold portfolio by $8.7 million, or 37.5%, from $23.3 million for the nine months ended September 30, 2015 to $32.0 million for the nine months ended September 30, 2016. The increase in the average balance was primarily due to the receipt of proceeds from paydowns and sales from the securities portfolio that were reinvested into shorter term cash and cash equivalents in order to be in a better position to take advantage of future increases in market interest rates and to fund a  strategic increase in the commercial loan portfolios.  The average yield on the interest-earning deposits and federal funds sold portfolio increased 25 basis points from 0.09% for the nine months ended September 30, 2015 to 0.34% for the nine months ended September 30, 2016.  The average yield on the interest-earning deposits and federal funds sold portfolio increased due to the 25 basis points increase in fed funds during the fourth quarter of 2015 and due to the investment of excess cash into higher yielding short-term cash investments.

Interest Expense.  Interest expense decreased $442,000, or 20.4% to $1.7 million for the nine months ended September 30, 2016 as compared to $2.2 million for the nine months ended September 30, 2015. Interest paid on deposits decreased by $421,000, or 23.5%, to $1.4 million for the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015, primarily due to a 13 basis points decrease in the average rate paid on deposits and a $16.7 million decrease in average deposits. The average balance of deposits for the nine months ended September 30, 2016 was $322.9 million with an average rate of 0.57% compared to the average balance of deposits of $339.6 million and an average rate of 0.70% for the nine months ended September 30, 2015. The decrease in the average balance of deposits was primarily due to a decrease in time deposits as customers have sought higher yields elsewhere. The decrease in the average rate paid on deposits was due to the continued low interest rate environment during the first nine months of 2016 and due to the strategic shift in the deposit mix towards low cost core deposits. The interest expense related to advances from the FHLBNY decreased $16,000, or 5.4%, to $280,000 for the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015. The average rate paid on FHLBNY advances was 1.93% for the nine months ended September 30, 2016 compared to an average rate of 2.06% for the nine months ended September 30, 2015. The average balance of advances from the FHLBNY for the nine months ended September 30, 2016 was $19.4 million compared to an average balance of $19.2 million for the nine months ended September 30, 2015.

Provision for Loan Losses.    A provision of $310,000 to the allowance for loan losses was recorded during the nine months ended September 30, 2016, which was a $70,000 increase in comparison to the provision recorded during the nine months ended September 30, 2015. Non-performing loans increased to $5.8 million at September 30, 2016 from $4.7 million at December 31, 2015, representing 1.81% and 1.57%, respectively, of total loans. Net charge-offs were $175,000 for the nine months ended September 30, 2016, compared to net charge-offs of $64,000 during the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, the Company recorded a $249,000 provision for construction, commercial and industrial loans primarily due to an increase in loan originations during the nine months ended September 30, 2016, to reflect the inherent losses expected on these loan types and due to a $73,000 increase in net charge-offs for these loan types.  The Company recorded a $173,000 provision for one- to four-family, home equity and consumer loans primarily due to a review of the historical losses relating to these types of loans. The Company set aside $73,000 of provision to reflect an increase in historical average net charge-offs for these loan types over the last five years. A provision of $97,000 was also set aside for these loan types due to changes in the related environmental factors used to qualitatively assess inherent losses in the loan portfolio. The Company recorded an $89,000 net credit provision on commercial real estate loans. Specifically, the Company recorded a $314,000 credit provision to reflect a decrease in the historical average net charge-offs for these loan types over the last five years and due to a $3.4 million decrease in classified commercial real estate loans when compared to December 31, 2015. The credit provision for commercial real estate loans was partially offset by a $225,000 provision for loan losses to reflect inherent losses on commercial real estate loans originated during the nine months ended September 30, 2016. The Company recorded an unallocated credit to the provision for loan losses of $23,000, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

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

Non-Interest Income.    Non-interest income increased $1.4 million, or 64.6%, to $3.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The increase was primarily due to a pre-tax gain on the sale of securities of $1.6 million for the nine months ended September 30, 2016, as compared to a $440,000 pre-tax gain on the sale of securities available for sale during the same period in 2015. The Company sold treasury bonds in the first quarter of 2016 with the intent to convert the sale proceeds into commercial loans which will enable the Company to assist small businesses and commercial customers in its local market areas, as well as to shorten the duration of its interest-earning assets, improve its interest rate risk position and stabilize its net interest margin. The increase was also due to a $142,000 increase, or 12.0%, in service charges and fees and a $44,000 increase, or 60.3%, in gains on the sale of loans during the nine months ended September 30, 2016 when compared to the same nine month period in 2015.

Non-Interest Expenses.  Non-interest expenses increased by $480,000, or 4.9%, from $9.8 million for the nine months ended September 30, 2015 to $10.3 million for the nine months ended September 30, 2016.  Salaries and employee benefits increased by $238,000, or 4.6%, primarily due to annual salary increases, expenses for stock grants awarded during 2016 and additional expenses for certain directors and employees as a result of amendments to supplemental benefit plans, partially offset by a higher volume of deferred salary related to increased loan originations and lower unemployment and health insurance costs. Advertising expense for the nine months ended September 30, 2016 increased by $82,000, or 27.2%, from the same nine month period in 2015, primarily due to the development of a new marketing campaign related to the Company’s 125th anniversary celebration.  Other expenses increased $104,000, or 13.7%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to $107,000 in net gains recorded on the sale of REO properties in the 2015 period, while no gains or losses were recorded on the sale of REO properties in the 2016 period. Data processing costs increased $49,000, or 6.4%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, primarily due to costs related to system and product enhancements that have taken place in the last 12 months, as well as due to increased use of electronic banking services by customers. Professional services increased by $46,000, or 6.2% for the nine months ended September 30, 2016 as compared to the same nine month period in 2015, primarily due to increased consulting costs during the first nine months of 2016. FDIC insurance decreased by $27,000, or 12.3%, and postage and supplies decreased by $22,000, or 10.9% for the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015.

Income Taxes Expense.  Income tax expense increased by $257,000, or 42.7%, from $602,000 for the nine months ended September 30, 2015 to $859,000 for the nine months ended September 30, 2016. The increase in income tax expense was primarily due to an increase in pre-tax income and an increase in the effective tax rate during the nine months ended September 30, 2016. Income tax expense for the nine months ended September 30, 2015 included $79,000 for a deferred tax valuation allowance recorded because of changes in New York State tax laws. Without this one-time tax effect for 2015, our effective tax rate would have been 16.8% for the nine months ended September 30, 2015 as compared to an effective rate of 20.3% for the nine months ended September 30, 2016.  The increase in the 2016 effective tax rate was primarily due to the projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance related to our projection of pre-tax income for the current year.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures.  Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, interest earning deposits at other financial institutions and funds provided from operations.  We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of September 30, 2016, our maximum lending value was $110.9 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans.  At September 30, 2016, we had outstanding advances under this agreement of $19.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.1 million and a fair value of $11.8 million as of September 30, 2016. There were no balances outstanding with the Federal Reserve Bank at September 30, 2016. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of September 30, 2016.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the nine months ended September 30, 2016, we originated loans of approximately $68.3 million in comparison to approximately $51.0 million of loans originated during the nine months ended September 30, 2015. Loan originations exceeded principal repayments and other deductions in the first nine months of 2016 by $24.2 million. The loan originations were funded through principal payments received on loans and securities, proceeds from the sale of loans and securities, customer deposits, borrowings and cash reserves. We did not purchase any investment securities during the nine months ended September 30, 2016 or 2015.

At September 30, 2016, we had loan commitments to borrowers of approximately $12.3 million and overdraft lines of credit, unused home equity lines of credit and unused commercial lines of credit of approximately $33.8 million. Total deposits were $374.5 million at September 30, 2016, as compared to $369.2 million at December 31, 2015.  The increase in total deposits was primarily due to growth in core deposits, partially offset by a decrease in time deposits during the first nine months of 2016. The Company’s strategic focus is on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expenses. Time deposits have decreased as certificate of deposit customers have sought higher yields elsewhere. Time deposit accounts scheduled to mature within one year were $66.2 million at September 30, 2016.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

As of September 30, 2016, as shown in the table below, the Bank’s Tier 1 and risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions, as determined by the Office of the Comptroller of the Currency (the “OCC”), our primary regulator.

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

At September 30, 2016	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CET 1 capital (to risk-weighted assets)	23.25%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	23.25%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	23.96%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	14.77%	>=	4.00%	>=	5.00%
At December 31, 2015	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CET 1 capital (to risk-weighted assets)	24.21%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	24.21%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	24.93%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	14.31%	>=	4.00%	>=	5.00%

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2016, the Bank's capital conservation buffer was 15.96% exceeding the minimum of 0.625% for 2016.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended September 30, 2016:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1 through July 31, 2016	-	$-	-	97,701
August 1 through August 31, 2016	5,000	13.30	5,000	92,701
September 1 through September 30, 2016	-	-	-	92,701
Total	5,000	$13.30	5,000	92,701

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

LAKE SHORE BANCORP, INC.
(Registrant)

November 8, 2016	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2016	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)