Form 10-K
period 2016-12-31
LAKE SHORE BANCORP, INC.
filed 2017-03-31
CIK 1341318

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer  [  ]Accelerated filer  [  ]

Non-accelerated filer  [  ] (Do not check if smaller reporting company)Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016 was $25,821,799 based on the per share closing price as of June 30, 2016 on the Nasdaq Global Market for the registrant’s common stock, which was $13.03.

There were 6,115,822  shares of the registrant’s common stock, $.01 par value per share, outstanding at March 30, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders	III

PART I

Item 1. Business.

General

Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” the “Company,” “us,” or “we”) operates as a mid-tier, federally chartered savings and loan holding company for Lake Shore Savings Bank (“Lake Shore Savings” or the “Bank”).  A majority of Lake Shore Bancorp’s issued and outstanding common stock (59.7% as of December 31, 2016) is held by Lake Shore, MHC (the “MHC”), a federally chartered mutual holding company, which serves as the parent company to Lake Shore Bancorp.  The MHC does not engage in any substantial business activity other than its investment in a majority of the common stock of Lake Shore Bancorp.  The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) is the regulator for the MHC.  Federal law and regulations require that as long as the MHC is in existence, it must own at least a majority of Lake Shore Bancorp’s common stock.  The remaining common shares of Lake Shore Bancorp are owned by public stockholders and the Lake Shore Savings Bank Employee Stock Ownership Plan (“ESOP”).  Our common stock is traded on the Nasdaq Global Market under the symbol “LSBK”.  Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Savings include Lake Shore Bancorp and Lake Shore Savings on a consolidated basis.

Lake Shore Bancorp, Inc. was organized in 2006 for the purpose of acting as the savings and loan holding company for Lake Shore Savings Bank in connection with the Company’s initial public stock offering.  The Company, a federal corporation, is regulated by the Federal Reserve Board.  At December 31, 2016, Lake Shore Bancorp had total consolidated assets of $489.2 million, of which $326.4 million was comprised of loans receivable, net and $86.3 million was comprised of available for sale securities.  At December 31, 2016, total consolidated deposits were $385.9 million and total consolidated stockholders’ equity was $76.0 million.

Lake Shore Savings Bank was chartered as a New York savings and loan association in 1891.  In 2006, the Bank converted from a New York-chartered mutual savings and loan association to a federal savings bank charter. The Bank is subject to the supervision and regulation of the Office of the Comptroller of the Currency (“OCC”).

For over 125 years, the Bank has served the local community of Dunkirk, New York.  In 1987, we opened our second office in Fredonia, New York.  Since 1993, we have expanded to eleven branch offices.  In addition, we have added three administrative office buildings which comprise our corporate headquarters in Dunkirk, New York. Our principal business consists of (1) attracting retail deposits from the general public in the areas surrounding our corporate headquarters and main branch office in Dunkirk, New York and ten other branch offices in Chautauqua and Erie Counties, New York and (2) investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, commercial real estate loans, home equity lines of credit and, to a lesser extent, commercial business loans, consumer loans, and investment securities.  Our revenues are principally derived from interest generated from our loans and interest earned and dividends received on our investment securities.  Our primary sources of funds for lending and investments are deposits, borrowings, receipts of loan principal and interest payments, mortgage-backed and asset-backed securities payments,  proceeds from sales, maturities and calls of investment securities and income resulting from operations in prior periods.

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

The demographic characteristics of our market area are less attractive than national and state measures.  Both Chautauqua and Erie Counties exhibit slower rates of population growth when compared to the United States and New York State averages. In addition, both Chautauqua and Erie Counties have lower household income when compared to the United States and the New York State averages.  Projected growth in household income for Chautauqua County is expected to be slow, but Erie County is projected to have higher household income growth in the next five years, as compared to New York State.  Since Chautauqua County has historically exhibited less attractive demographic characteristics, we may have limited growth opportunities in Chautauqua County.  However, Erie County displays a stronger housing market than Chautauqua County and Erie County’s population base is seven times larger than Chautauqua County, which offers us an expanded source of new customers in the form of deposit and lending opportunities.  Furthermore, Erie County is currently exhibiting strong economic development and job growth. Our primary market area has historically been stable, with a diversified base of employers and employment sectors. The local economies that we serve are not dependent on one key employer. Transportation equipment is a large manufacturing industry in the Buffalo area, as well as production of automobile component parts. The principal employment sectors are service-related,  wholesale and retail trade, and durable-goods manufacturing.  Most of the job opportunities in Chautauqua and Erie Counties have been in service-related industries, and service jobs now account for the largest portion of the workforce.

Unemployment rates in our market area have decreased since December 2013 from 6.4% to 4.9% in Erie County and from 7.4% to 6.1% in Chautauqua County as of December 31, 2016.  New York State’s unemployment rate as of December 31, 2016 was 4.5%,  and the average levels of New York State unemployment in 2016 approached the same average levels as in 2007.

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

Competition

We face intense competition both in making loans and attracting deposits. New York State has a significant number of financial institutions, many of which are branches of large money centers and regional and super regional banks which have resulted from the consolidation of the banking industry in New York and surrounding states. Some of these competitors have greater resources than we do and may offer services that we do not or cannot provide. For example, we do not offer trust or investment services. Customers who seek “one stop shopping” may be drawn to our competitors who offer such services.

Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, online retail mortgage lenders and other financial service companies. The most direct competition for deposits comes from credit unions, commercial banks and savings banks. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies. We are significantly smaller than many of the financial institution competitors in our market area.  Some of our competitors are not subject to the same degree of regulation as that imposed on federal savings banks or federally insured institutions, and these other institutions may be able to price loans and deposits more aggressively. We remain very competitive in Chautauqua County, New York and, as of June 30, 2016 (the latest date such information is available), we had 14.6% of total deposits and ranked 4th out of the 11 banks in this market area, according to the Federal Deposit Insurance Corporation (“FDIC”) annual deposit market share report. Our deposit market share in Erie County, New York has increased since we entered this market area in 2003. We believe the primary factors in competing for deposits and loans is through personalized service, knowledge of local market area and economy, local decision making, technological convenience via mobile banking and active participation and support of the communities we serve.

Lending Activities

General.  Historically, as a thrift institution, we have primarily originated residential mortgage loans, including home equity loans. In recent years, we have become more focused on originating commercial real estate and commercial business loans, also known as C&I Lending, to add adjustable rate loans to our portfolio, limit interest rate risk and to position ourselves for a rising interest rate environment. At December 31, 2016, we had total gross loans of $326.2 million. We retain the majority of loans that we originate.

However, we have sold residential mortgage loans into the secondary market, with retention of servicing rights, from time to time. Beginning in the fourth quarter of 2014 through the third quarter of 2016, we sold fixed rate, conforming long-term residential mortgage loans with low yields (interest rates below 5% and maturities of 30 years) at the time of origination, with servicing retained, in order to manage interest rate risk and we may do so again in the future, when deemed appropriate. In prior years we have purchased a limited number of equipment loans from a third party broker, which are secured by first liens on equipment purchased by small businesses located throughout the Northeastern United States. We have not purchased these types of loans since the first quarter of 2015.

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

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Real Estate loans:
Residential one- to four-family	$149,333	45.78%	$157,307	53.12%	$167,840	59.14%	$170,793	61.81%	$167,794	61.68%
Home equity	35,534	10.89%	32,770	11.07%	32,337	11.39%	31,675	11.46%	30,724	11.29%
Commercial	107,243	32.87%	83,967	28.35%	68,238	24.04%	58,746	21.26%	57,653	21.19%
Construction	12,361	3.79%	4,849	1.64%	449	0.16%	936	0.34%	416	0.15%
	304,471	93.33%	278,893	94.18%	268,864	94.73%	262,150	94.87%	256,587	94.31%
Other loans:
Commercial	20,447	6.27%	15,741	5.31%	13,467	4.74%	12,645	4.58%	13,680	5.03%
Consumer	1,313	0.40%	1,507	0.51%	1,495	0.53%	1,517	0.55%	1,791	0.66%
	21,760	6.67%	17,248	5.82%	14,962	5.27%	14,162	5.13%	15,471	5.69%
Total loans	326,231	100.00%	296,141	100.00%	283,826	100.00%	276,312	100.00%	272,058	100.00%
Net deferred loan costs	3,016		2,945		2,948		2,846		2,681
Allowance for loan losses	(2,882)		(1,985)		(1,921)		(1,813)		(1,806)
Loans receivable, net	$326,365		$297,101		$284,853		$277,345		$272,933

Loan Maturity.  The following table presents the contractual maturity of our loans at December 31, 2016.  The table does not include the effect of prepayments or scheduled principal amortization.  Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Real Estate				Other Loans
	Residential, One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$114	$821	$2,872	$125	$9,228	$678	$13,838
After one year through five years	3,199	5,010	15,126	4,284	8,704	430	36,753
Beyond five years	146,020	29,703	89,245	7,952	2,515	205	275,640
Total	$149,333	$35,534	$107,243	$12,361	$20,447	$1,313	$326,231

Interest rate terms on amounts due after one year:
Fixed rate	$142,327	$1,808	$32,546	$548	$7,854	$533	$185,616
Adjustable rate	6,892	32,905	71,825	11,688	3,365	102	126,777
Total	$149,219	$34,713	$104,371	$12,236	$11,219	$635	$312,393

The following table presents our loan originations, purchases, sales, and principal repayments for the years indicated.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Total Loans:
Balance outstanding at beginning of year	$296,141	$283,826	$276,312	$272,058	$273,747
Originations:
Real estate loans:
Residential, one- to four-family	19,259	20,485	17,074	28,557	19,347
Home equity	13,663	9,768	9,565	10,913	10,609
Commercial	44,898	29,739	19,774	13,596	18,135
Other loans:
Commercial	13,135	8,245	3,317	2,518	4,008
Consumer	1,094	1,102	1,243	1,018	1,375
Total originations	92,049	69,339	50,973	56,602	53,474
Loan Purchases - Commercial Loans	-	242	2,857	1,228	1,033
Total Originations and Purchases	92,049	69,581	53,830	57,830	54,507
Deduct:
Principal repayments:
Real estate loans	44,006	39,970	36,118	45,341	48,382
Commercial and consumer loans	12,305	6,253	7,879	5,944	5,807
Total principal repayments	56,311	46,223	43,997	51,285	54,189
Transfers to foreclosed real estate	369	1,178	448	704	1,001
Loan sales - SONYMA(1) & FHLMC(2)	5,022	9,450	1,737	1,436	767
Loans charged off	257	415	134	151	239
Total deductions	61,959	57,266	46,316	53,576	56,196
Balance outstanding at end of year	$326,231	$296,141	$283,826	$276,312	$272,058

(1) State of New York Mortgage Agency.

(2) During 2016, 2015 and 2014, we sold $3.9 million, $8.3 million and $1.5 million, respectively, of long-term fixed rate residential mortgage loans with low yields to the Federal Home Loan Mortgage Corporation (“FHLMC”) in order to offset long-term interest rate risk.

One- to Four-Family Residential Mortgage Lending.  At December 31, 2016, we had one- to four-family residential loans of $149.3 million, or 45.8% of the total loan portfolio.  Of one- to four-family residential mortgage loans outstanding on that date, 95.4% were fixed rate loans and 4.6% were adjustable rate loans.  At December 31, 2016, approximately 57.9% of our one- to four-family residential mortgage portfolio was secured by property located in Chautauqua County, 35.9% by property located in Erie County and 6.2% by property located elsewhere, primarily in New York State.

Our residential mortgage loan originations are obtained from customers, residents of our local communities or referrals from local real estate agents, brokers, attorneys and builders. Lake Shore Savings historically had retained the majority of residential mortgage loans that it originated. As a result, Lake Shore Savings is exposed to increases in market interest rates, because the yield earned on fixed-rate assets would remain fixed, while the rates paid by Lake Shore Savings for deposits and borrowings may increase, which could result in lower net interest income. In an effort to manage interest rate risk, the Bank sold low yield, long-term fixed rate residential mortgages (primarily yields less than 5% and terms of 30 years) at origination on the secondary market, with servicing retained, beginning in the fourth quarter of 2014 and continuing through the third quarter of 2016.  We may continue this practice in the future if deemed appropriate.

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

Our residential lending policies and procedures ensure that the majority of one- to four-family residential mortgage loans generally conform to secondary market guidelines, although we also originate non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicants’ employment and credit history and the appraised value of subject property.  We underwrite all conforming loans (i.e. loans with less than a $417,000 loan balance during 2016) using the criteria required by the Federal Home Loan Mortgage Corporation (“FHLMC”).  We originate one- to four-family residential mortgage loans with a loan-to-value ratio up to 97%, and up to 103.5% with our United States Department of Agriculture (“USDA”) Rural Development Guaranteed Loan Program (“GLP”) mortgage loan product.  Mortgages originated with a loan-to-value ratio exceeding 80% normally require private mortgage insurance.  Private mortgage insurance is not required on loans with an 80% or less loan-to-value ratio.

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

Our adjustable rate one- to four-family residential mortgage loans include limits on increases or decreases in the interest rate of the loan.  The interest rate may increase or decrease by a maximum percentage amount per adjustment period with a ceiling rate and a floor rate being defined at the time of origination. The retention of adjustable rate one- to four-family residential mortgage loans in our loan portfolio helps reduce exposure to changes in interest rates.  However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable rate mortgage loans.  During periods of rising interest rates, the risk of default on one- to four-family adjustable rate mortgage loans may increase due to the increase of interest cost to the borrower. Furthermore, changes in the interest rates on adjustable rate mortgages may be limited by an initial fixed-rate period or by contractual limits on periodic interest rate adjustments, and as such adjustable rate loans may not adjust as quickly to an increase in interest rates as our interest-bearing liabilities.

We regularly provide a loan product to our customers that is underwritten using the criteria required by FHLMC.  After a loan is originated and funded, we may sell the loan to FHLMC.  During 2016, we originated and sold $3.9 million of long-term low rate one- to four-family residential mortgage loans to FHLMC and we may do so again in the future, if deemed appropriate in order to manage interest rate risk. We also offer loans through programs offered by the State of New York Mortgage Agency (“SONYMA”) which are originated for sale.  During 2016, we originated and sold $1.1 million of one- to four-family residential mortgage loans to SONYMA. We retain all servicing rights for one- to four-family residential mortgage loans that we sell.

We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We originate jumbo loans with a  fixed-rate and terms of up to 30 years. At December 31, 2016, our largest one- to four-family residential mortgage loan had an outstanding balance of $2.5 million and was performing in accordance with its repayment terms.

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

Home Equity Loans and Lines of Credit.  We currently provide all-in-one home equity lines of credit and have provided home equity loans in the past to our customers.  Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. At December 31, 2016, home equity loans and lines of credit totaled $35.5 million, or 10.9% of the total loan portfolio, of which 94.8% were adjustable rate loans and 5.2% were fixed rate loans. The all-in-one home equity line of credit must have a minimum line amount of $5,000 up to a maximum of 90% of the total loan-to-value ratio for qualified borrowers.  The all-in-one home equity line of credit products have interest rates tied to the prime rate and generally have a 15 year draw period and a 15 year payback period.  Since 2010, our adjustable rate home equity loans include limits on decreases in the interest rate of the loan. The decrease in the interest rate may not be below the “floor” rate established at time of origination. A customer has the option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest.  As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount.  All-in-one home equity lines of credit have 30 year maximum terms.

Home equity loans can be affected by economic conditions and the value of underlying property. Home equity loans may have increased risk of loss if the Company does not hold the first mortgage resulting in the Company being in a secondary position in the event of collateral liquidation. At December 31, 2016, the total of home equity loans and lines of credit where the Company does not hold the first mortgage was $4.5 million. During periods of rising interest rates, the risk of default on home equity loans may increase due to the increase of interest cost to the borrower.

Commercial Real Estate Loans.  We originate commercial real estate loans to finance or refinance the purchase of real property, which generally consists of developed real estate, such as office buildings, warehouses, retail properties and multi-family apartment complexes, which are typically held as collateral for the loan.  At December 31, 2016, commercial real estate loans totaled $107.2 million, or 32.9% of the total loan portfolio. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, paying capacity of the borrower, current and projected occupancy, location, and physical condition.  Within the commercial real estate portfolio at December 31, 2016, approximately 73.8% consisted of loans that are collateralized by properties located in Erie County, 13.3% by properties located in Chautauqua County and 12.9% by properties located elsewhere in New York State.  The average principal amount of a commercial real estate loan at the time of origination is approximately $540,000 at December 31, 2016. The largest commercial real estate loan in our portfolio as of December 31, 2016 was $4.0 million secured by a commercial building used as office space for multiple tenants. This loan was performing in accordance with its terms on that date. We originate a variety of fixed and adjustable rate commercial real estate loans generally for terms of 5 to 10 years and payments based on an amortization schedule of up to 20 years to 25 years.  Adjustable rate loans are typically based on the current Federal Home Loan Bank of NY (“FHLBNY”) rates for a similar termed borrowing with an added spread based on the type, size and risk of the loan and the rate is typically fixed for the first five years.  We typically lend up to a maximum loan-to-value ratio of 75% to 80% on commercial real estate properties and require a minimum debt service coverage ratio of 1.15 to 1.50 depending on the type of property being financed, a first lien on collateral and the personal guarantees of the owners. Loans are typically subject to prepayment penalties if the loan is paid off before the scheduled maturity within five years of origination.

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

Construction Loans.  We originate loans to finance the construction of both one- to four-family homes and commercial real estate.  These loans typically have a 12 month or less construction period, whereby draws are taken and interest only payments are made.  As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds.  Funds disbursed may not exceed up to 80% of the loan-to-value of land and up to 80% of loan-to-value of improvements at any time during construction. Interest rates on disbursed funds are based on the rates and terms set at closing. The majority of our commercial real estate construction loans are variable rate loans with rates tied to prime rate, plus a premium, while the majority of our one- to four-family real estate construction loans are fixed rate loans. A floor rate may also be established in conjunction with a variable rate loan. A minimum of interest only payments on disbursement funds must be made on a monthly basis. At the end of the construction period, the loan automatically converts to either a conventional residential or commercial real estate mortgage, as applicable.  At December 31, 2016, construction loans totaled $12.4 million, or 3.8% of the total loan portfolio. As of December 31, 2016, the average principal amount of a commercial and one-to four-family construction loan was $2.0 million and $216,000, respectively.  At December 31, 2016, there were $11.7 million of loans to finance construction of commercial real estate and $649,000 to finance the construction of one- to four-family homes.

Construction loans can be affected by economic conditions and the value of underlying property. Construction loans may have additional risks related to advancing loan funds during construction due to the uncertain value of the property prior to the completion of construction.

Commercial Loans. In addition to commercial real estate loans, we also engage in commercial business lending primarily to small businesses, including business installment loans, lines of credit, and other commercial loans. At December 31, 2016, commercial business loans totaled $20.4 million, or 6.3% of the total loan portfolio. This amount includes $1.3 million of equipment loans that we have purchased from a third party broker. The average principal amount of a commercial business loan at the time of origination is approximately $131,000 at December 31, 2016. The largest outstanding commercial business loan in our portfolio as of December 31, 2016 was $2.1 million secured by a tax credit receivable. This loan was performing in accordance with its terms on that date. Most of our commercial business loans have fixed interest rates, and are for terms generally not in excess of 5 years. In underwriting commercial business loans, consideration is typically given to the financial condition and the debt service coverage capabilities of the borrower/project, projected cash flows and collateral value. Whenever possible, we collateralize these loans with a first lien on business assets and equipment and require personal guarantees from principals of the borrower. Interest rates on commercial business loans generally have higher yields than rates on one- to four-family residential mortgages. We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases, and the refinancing of existing corporate debt.

Commercial business loans are generally considered to involve a higher degree of risk than residential mortgage loans because the collateral underlying the loans may be in the form of furniture, fixtures, and equipment and/or inventory subject to market obsolescence. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. We engage a third party to conduct credit reviews of the commercial business loan portfolio, including compliance with the Bank’s underwriting standards and policy requirements.

Consumer Loans.  To a lesser extent, we offer a variety of consumer loans.  At December 31, 2016, consumer loans totaled $1.3 million, or less than 1% of the total loan portfolio.  The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit, which are available for amounts up to $5,000 for unsecured loans and greater amounts for secured loans depending on the type of loan and value of the collateral.  Secured consumer loans, excluding overdraft lines of protection, generally are offered for terms of up to 10 years, depending on the collateral, at fixed interest rates.  Our consumer loan portfolio also consists of vehicle loans, other unsecured consumer loans up to $5,000, loans secured by certificates of deposits, secured and unsecured property improvement loans, and other secured loans.

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

Loan Participations. From time to time, we may originate a commercial real estate loan or commercial business loan which may exceed our lending or concentration limits and sell a portion of the loan to another community bank.  The participating bank is typically located within our market area.  This allows our Bank to meet the needs of its customers and comply with its internal lending limits. In these circumstances, we follow our customary loan underwriting and approval policies. We have strong relationships with other community banks in our primary market area that may desire to purchase participations, and we may increase our sales of participations in the future, if deemed appropriate. At December 31, 2016, our sold commercial real estate loan participations totaled $6.5 million, all of which were collateralized by properties within our primary market area in Western New York.  At December 31, 2016, our sold commercial business loan participations totaled $1.7 million that were secured by business assets located within Western New York.

Loan Approval Procedures and Authority. Our lending policies are approved by our Board of Directors. During 2016, home equity loans and consumer loans secured by real estate in excess of $25,000 and all one- to four-family residential mortgage loans up to $417,000 require approval by the Internal Residential Loan Committee. If these types of loans are between $417,000 and $1.0 million, then the approval of two individuals, one of which is the following: President and Chief Executive Officer, Chief Financial Officer, Executive Vice President – Commercial Division, Vice President of Banking Operations and Enterprise Risk Management, Vice President - Commercial Portfolio Business Development Officer, along with another member of the Internal Residential Loan Committee is required. If these types of loans are in excess of $1.0 million, then full Board approval is required.  For all commercial loans, including commercial real estate loans, certain Vice Presidents and Commercial Lending Officers have authority to approve loans for total one obligor credit up to $100,000. Commercial loans with total one obligor credit in excess of $100,000 and up to $1.0 million require the approval of two members of the Internal Commercial Loan Committee, one of which must be either the: President and Chief Executive Officer or Executive Vice President – Commercial Division. Commercial loans with total one obligor credit in excess of $1.0 million and up to $3.0 million require majority approval by the Board Loan Committee. Commercial loans with total obligor credit in excess of $3.0 million require full Board approval.

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

Once a one- to four-family residential loan has been delinquent for more than 90 days, the loan is deemed a “classified asset” and is reported to our Board of Directors. In 2010, amendments to the New York State (“NYS”) Real Property Actions and Proceedings Law (“RPAPL”) became effective whereby specific pre-foreclosure procedures for any one- to four-family residence located in NYS must be followed. When the Company wants to pursue foreclosure action against a borrower, the law requires us to mail a 90 day pre-foreclosure notice of the impending foreclosure action to the borrower prior to commencement of the action. Within three days of sending this notice, the collection department sends the notice information to the NYS Superintendent of Banks through the NYS Department of Financial Services’ online system. The Company must also send a 30-day demand letter to the borrower sixty days after the initial pre-foreclosure notice was sent.  The demand letter includes updated loan balances regarding the potential foreclosure action. In order to receive approval for foreclosure action from the courts, the law requires a mandatory conference hearing between the court, borrower and bank.  Prior to proceeding with any foreclosure action in the case of a secured loan, we will review the collateral to determine whether its possession would be cost-effective for us. In cases where the collateral fails to fully secure the loan, in addition to repossessing the collateral, we may also sue on the note underlying the loan.

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

The collection procedures for consumer loans include the sending of periodic late notices and letters to a borrower once a loan is past due.  On a monthly basis, a review is made of all consumer loans which are 30 days or more past due.  Consumer loans that are 180 days delinquent, where the borrowers have failed to demonstrate repayment ability, are classified as loss and charged-off.  Once a charge-off decision has been made, the collections manager or management pursues the use of collection agencies or legal action such as small claims court, judgments, salary garnishment and repossessions in an attempt to collect the deficiency from the borrower.

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

Real estate acquired as a result of foreclosure is classified as foreclosed real estate until such time as it is sold.  We carry foreclosed real estate at its fair value less estimated selling costs at the date of acquisition.  If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property could be sold at the foreclosure sale (to an outside bidder). If not, and we retain the property, then we will sell the real property securing the loan as soon thereafter as practical. Our foreclosed real estate totaled $412,000 at December 31, 2016 and  $712,000 at December 31, 2015.

Troubled debt restructurings (“TDRs”) occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties.  A concession is made when the terms of the loan modification are more favorable than the terms the borrower would have received in the current market under similar financial difficulties.  These concessions may include, but are not limited to, modifications of the terms of the debt, the transfer of assets or the issuance of an equity interest by the borrower to satisfy all or part of the debt, or the substitution or addition of borrower(s).  The Company identifies loans for potential TDRs primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Generally, we will not return a TDR to accrual status until the borrower has demonstrated the ability to make principal and interest payments under the restructured terms for at least six consecutive months. Our TDRs are impaired loans, which may result in specific allocations of the allowance for loan losses and subsequent charge-offs if appropriate.

At December 31, 2016,  eight loans were classified as TDRs, including five one- to four-family residential loans which totaled $190,000, two home equity loans which totaled $22,000, and a commercial loan which totaled $109,000.  The five one- to four-family residential loans, one home equity loan which totaled $3,000, and the commercial loan were performing in accordance with their revised terms at December 31, 2016. At December 31, 2015,  seven loans were classified as TDRs, including five one- to four-family residential loans which totaled $216,000 and two home equity loans which totaled $8,000. All of these loans were performing in accordance with their revised terms at December 31, 2015.

The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$136	$47	$-	$79	$10
Home equity	24	88	1	2	-
Commercial	-	-	-	-	-
Construction	-	-	-	-	-
Other loans:
Commercial	2	-	-	-	-
Consumer	-	27	9	-	18
Total	$162	$162	$10	$81	$28
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,165	$2,462	$2,413	$2,145	$1,628
Home equity	329	361	335	325	299
Commercial(1)	2,977	1,545	1,891	1,911	255
Construction	-	-	-	-	-
Other loans:
Commercial	205	132	76	137	201
Consumer	28	6	4	7	9
Total non-accrual loans	5,704	4,506	4,719	4,525	2,392
Total non-performing loans	5,866	4,668	4,729	4,606	2,420
Foreclosed real estate	412	712	401	581	580
Total non-performing assets	$6,278	$5,380	$5,130	$5,187	$3,000
Ratios:
Non-performing loans as a percent of total loans:	1.80%	1.57%	1.66%	1.66%	0.89%
Non-performing assets as a percent of total assets:	1.28%	1.14%	1.05%	1.08%	0.62%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Residential, one- to four-family	$-	$-	$-	$48	-
Home equity	19	-	-	-	31
Other loans:
Commercial	$109	$-	-	-	-
Performing loans
Real estate loans:
Residential, one- to four-family	$190	$216	$224	$144	-
Home equity	3	8	10	4	-

(1)The increase in non-accrual commercial real estate loans from 2015 to 2016 was primarily due to one commercial real estate loan, with a loan balance of $1.0 million, as of December 31, 2016.

Our recorded investment in non-accrual loans totaled $5.7 million at December 31, 2016 and $4.5 million at December 31, 2015. If all non-accrual loans had been current in accordance with their terms during the years ended December 31, 2016, 2015 and 2014, interest income on such loans would have amounted to $366,000, $391,000 and $381,000, respectively.

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

The allowance for loan losses is established through a provision for loan losses based on management evaluation of the losses inherent in the loan portfolio. When we classify loans as either substandard or doubtful, we set aside a loss reserve for such loans as we deem prudent. When we classify problem loans as loss, we typically charge-off the loan balance outstanding against the allowance for loan losses reserve.  Our determination as to the classification of our loans and the amount of our loss allowances are subject to review by our regulators, which can require that we establish additional loss allowances.  We regularly review our loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

The following table shows the aggregate amounts of our classified and criticized loans at the dates indicated.

	At December 31,
	2016	2015	2014
	(Dollars in thousands)

Special mention loans	$2,056	$5,003	$3,854
Substandard loans(1)	7,053	5,693	5,882
Doubtful loans	15	217	718
Loss loans	1	2	3
Total classified and criticized loans	$9,125	$10,915	$10,457

(1)	The increase in substandard loans from 2015 to 2016 was primarily due to one commercial real estate loan, with a loan balance of $1.0 million, as of December 31, 2016.

The total classified and criticized loans as of December 31, 2016 and 2015 includes $5.9 million and $4.7 million of nonperforming loans, respectively.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2016		2015		2014
	60-89	90 +	60-89	90 +	60-89	90 +
	Days	Days	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(Dollars in thousands)
Real estate loans:
Residential, one- to four-family	$782	$1,038	$789	$1,291	$467	$1,059
Home equity	206	158	32	354	136	206
Commercial	-	2,977	-	1,248	-	1,891
Construction	-	-	-	-	-	-
Other loans:
Commercial	19	56	-	30	9	37
Consumer	-	28	5	28	5	13

Total	$1,007	$4,257	$826	$2,951	$617	$3,206

(1)	The increase in delinquent commercial real estate loans from 2015 to 2016 was primarily due to one commercial real estate loan, with a loan balance of $1.0 million which became delinquent during 2016.

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

A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Impairment is measured on a loan-by-loan basis for commercial real estate loans and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer, home equity or one- to four-family real estate loans for impairment disclosures, unless they are subject to a troubled debt restructuring or as part of the assessment of a larger loan relationship.

The following table details the number and recorded investment of impaired loans for the dates indicated:

	At December 31,
	2016		2015
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
	(Dollars in thousands)
Real estate loans:
Residential, one- to four-family	5	$190	5	$202
Home equity	2	22	2	8
Commercial(1)	6	3,162	3	1,545
Construction	-	-	-	-
Other loans:
Commercial	2	163	2	80
Consumer	-	-	-	-
Total	15	$3,537	12	$1,835

(1)	The increase in impaired commercial real estate loans from 2015 to 2016 was primarily due to one commercial real estate loan, with a loan balance of $1.0 million which became impaired during 2016.

Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on our impaired loans.

Provision for loan losses increased by  $725,000, or 181.3%, to $1.1 million for the year ended December 31, 2016 from $400,000 for the year ended December 31, 2015.  The increase in provision for loan losses was primarily related to a $390,000 increase associated with the specific impairment of one commercial real estate loan. The remaining $335,000 increase in the general allowance was primarily attributed to a 52.8% growth in commercial loan originations during 2016, resulting in a  significant change in the portfolio mix towards commercial loans.  The ratio of nonperforming loans to total net loans was 1.80% as of December 31, 2016 which was a 23 basis points increase from 1.57% at December 31, 2015. The majority of our non-performing loans are one- to four-family residential mortgage loans or commercial real estate loans backed by first lien collateral on real estate held in the Western New York region. Western New York’s real estate market has consistently demonstrated price stability. Furthermore, the Company has conservative underwriting standards and its residential lending policies and procedures ensure that its one- to four-family residential mortgage loans generally conform to secondary market guidelines.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the years indicated:

	At or for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$1,985	$1,921	$1,813	$1,806	$1,366
Provision for loan losses	1,125	400	222	105	656
Charge-offs:
Real estate loans:
Residential, one- to four-family	(107)	(64)	(26)	(51)	(134)
Home equity	(19)	(29)	(39)	-	(14)
Commercial	(1)	(267)	-	(21)	-
Construction	-	-	-	-	-
Other loans:
Commercial	(76)	(9)	(25)	(47)	(80)
Consumer	(54)	(46)	(44)	(32)	(11)
Total charge-offs	(257)	(415)	(134)	(151)	(239)
Recoveries:
Real estate loans:
Residential, one- to four-family	12	13	6	35	1
Home equity	1	8	1	5	-
Commercial	-	32	-	9	20
Construction	-	-	-	-	-
Other loans:
Commercial	2	18	-	3	1
Consumer	14	8	13	1	1
Total recoveries	29	79	20	53	23
Net charge-offs	(228)	(336)	(114)	(98)	(216)
Balance at end of year	$2,882	$1,985	$1,921	$1,813	$1,806
Average loans outstanding	$312,359	$292,240	$276,360	$271,705	$268,265
Allowance for loan losses as a percent of total net loans	0.88%	0.67%	0.67%	0.65%	0.66%
Allowance for loan losses as a percent of non-performing loans	49.13%	42.52%	40.62%	39.36%	74.63%
Ratio of net charge-offs to average loans outstanding	0.07%	0.11%	0.04%	0.04%	0.08%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the years indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of inherent losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2016			2015			2014			2013			2012
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$431	14.9%	45.8%	$351	17.7%	53.1%	$446	23.2%	59.1%	$355	19.6%	61.8%	$393	21.7%	61.7%
Home equity	114	4.0%	10.9%	120	6.0%	11.1%	106	5.5%	11.4%	80	4.4%	11.5%	79	4.4%	11.3%
Commercial (1)	1,803	62.6%	32.8%	1,204	60.7%	28.4%	1,163	60.5%	24.0%	1,104	60.9%	21.3%	1,118	61.9%	21.2%
Construction	150	5.2%	3.8%	59	3.0%	1.6%	-	-	0.2%	-	-	0.3%	-	-	0.1%
	2,498	86.7%	93.3%	1,734	87.4%	94.2%	1,715	89.2%	94.7%	1,539	84.9%	94.9%	1,590	88.0%	94.3%
Other loans:
Commercial	338	11.7%	6.3%	197	9.9%	5.3%	184	9.6%	4.7%	218	12.0%	4.6%	202	11.2%	5.0%
Consumer	28	1.0%	0.4%	22	1.1%	0.5%	22	1.2%	0.6%	9	0.5%	0.5%	14	0.8%	0.7%
	366	12.7%	6.7%	219	11.0%	5.8%	206	10.8%	5.3%	227	12.5%	5.1%	216	12.0%	5.7%
Total allocated	$2,864	99.4%	100.0%	$1,953	98.4%	100.0%	$1,921	100.0%	100.0%	$1,766	97.4%	100.0%	$1,806	100.0%	100.0%
Total unallocated	18	0.6%		32	1.6%		-	-		47	2.6%		-	-
Balance at end of year	$2,882	100.0%		$1,985	100.0%		$1,921	100.0%		$1,813	100.0%		$1,806	100.0%

(1)   The increase as of December 31, 2016, was primarily due to growth in our commercial real estate portfolio and an increase in reserves set aside for one commercial real estate loan.

Investment Activities

General.  Our Board of Directors reviews and approves our investment policy on an annual basis.  This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.  The Board of Directors has delegated primary responsibility for ensuring that the guidelines in the investment policy are followed to the President and Chief Executive Officer and the Chief Financial Officer and Treasurer.  Our President and Chief Executive Officer or our Chief Financial Officer and Treasurer are responsible for making securities portfolio decisions in accordance with established plans and policies and have the authority to purchase and sell securities within the specific guidelines established by the investment policy. In addition, all transactions are reviewed by the Asset/Liability Committee of the Board of Directors which meets at least quarterly.

All of our securities carry market risk, as increases in market rates of interest may cause a decrease in the fair value of the securities. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to provide collateral for pledging requirements, to generate a favorable return without incurring undue interest rate or credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines.  Our investment policy outlines the pre-purchase analysis, credit, and interest rate risk assessment guidelines and due diligence documentation required for all permissible investments. In addition, our policy requires management to routinely monitor the investment portfolio as well as the markets for changes which may have a material, negative impact on the credit quality of our holdings.

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

All of the securities in our portfolio are classified as “available for sale”. The securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Our current securities portfolio consists of collateralized mortgage obligations, mortgage backed securities, asset-backed securities, and municipal bonds.  Nearly all of our mortgage backed securities are directly or indirectly insured or guaranteed by FHLMC, the Government National Mortgage Association (“GNMA”) or the Federal National Mortgage Association (“FNMA”, or “Fannie Mae”).  The municipal securities we invest in have maturities of 20 years or less and many have private insurance guaranteeing repayment. The majority of municipal securities in our portfolio are unlimited general obligation bonds.

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

Our determination as to the classification of our investments is subject to review by our regulators.  We regularly review our investment portfolio to determine whether any investments require classification in accordance with applicable regulations.  Our review of our investment portfolio at December 31, 2016 resulted in four private-label asset-backed securities that were considered for classification, as the issuer may not have an adequate capacity to meet its financial commitments over the projected life of the investment or the risk of default by the obligor was possible, resulting in an expectation that the Bank would not receive the full and timely repayment of principal and interest as expected.  These four securities had an amortized cost of $484,000 and fair value of $832,000 at December 31, 2016. All four securities were classified as “Substandard.” These securities were also evaluated for other-than-temporary impairment and as noted in the Other than Temporary Impairment section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we concluded that no other than temporary impairment charges needed to be recorded during the years ended December 31, 2016, 2015 and 2014. During the years ended December 31, 2016, 2015 and 2014, we recaptured $142,000, $160,000 and $175,000, respectively, of prior year other-than-temporary impairment charges. The recaptured amounts are reflected in the “recovery on previously impaired investment securities” line item in the Consolidated Statements of Income shown in “Part IV Exhibits and Financial Schedules.”

The following table presents the composition of our securities portfolio in dollar amount of each investment type at the dates indicated.

30
	At December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury bonds	$-	$-	$12,778	$14,111	$12,817	$14,361
Municipal bonds	48,869	50,698	49,064	51,808	57,158	60,786
Mortgage-backed securities:
Collateralized mortgage obligations -private label	37	37	48	48	61	61
Collateralized mortgage obligations -government sponsored entities	29,170	28,830	38,838	38,342	50,465	49,992
Government National Mortgage Association	306	329	396	427	524	571
Federal National Mortgage Association	3,457	3,582	4,355	4,542	7,107	7,473
Federal Home Loan Mortgage Corporation	1,825	1,867	2,217	2,301	2,650	2,767
Asset-backed securities-private label	484	832	1,099	1,501	1,546	2,023
Asset-backed securities-government sponsored entities	71	76	89	97	111	122
Equity securities	22	84	22	36	22	46
Total available for sale	$84,241	$86,335	$108,906	$113,213	$132,461	$138,202

At December 31, 2016, we did not have any non-U.S. Government and Government agency securities that exceeded 10.0% of our equity.

Investment Securities Portfolio, Maturities and Yields.  The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, with the exception of equity securities, at December 31, 2016.  Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities. The weighted average yield does not include the impact of a tax-equivalent adjustment for bank qualified municipals.

	More than One Year		More than Five Years		More than Ten
	through Five Years		through Ten Years		Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	3,045	3.95%	28,249	3.62%	17,575	3.53%	48,869	50,698	3.61%
Mortgage-backed securities	228	3.65%	2,038	3.15%	32,529	2.35%	34,795	34,645	2.41%
Asset-backed securities	-	-	-	-	555	5.06%	555	908	5.06%
Total securities available for sale	$3,273	3.93%	$30,287	3.59%	$50,659	2.79%	$84,219	$86,251	3.12%

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

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits, and competition.  Our deposits are obtained from communities surrounding our offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits.  We normally do not use brokers to obtain deposits, although we have in the past and may do so in the future. At December 31, 2016 and 2015, we had $2.0 million and $4.2 million, respectively of brokered deposits which were part of the Certificate of Deposit Account Registry Service (“CDARS”).

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, our liquidity needs, and the rates charged on other sources of funds.  We generally review our deposit mix and pricing on a weekly basis.  Our deposit pricing strategy has generally been to offer competitive rates and to be towards the top of the local market for rates on most types of deposit products.    Core deposits (defined as savings deposits, money market accounts, demand deposit accounts and other interest bearing checking accounts) represented 61.9% and 57.0% of total deposits on December 31, 2016 and 2015, respectively.

Deposits are our major source of funds for lending and other investment purposes. We may also borrow funds, primarily from the FHLBNY, to supplement the amount of funds available for lending and daily operations.  In addition, we derive funds from loan and mortgage-backed securities principal repayments and prepayments and from interest and proceeds from the maturity and call of investment securities. Loans and securities payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by pricing strategies and money market conditions.

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio:

	At December 31,
	2016		2015		2014
		Percent		Percent		Percent
		of total		of total		of total
	Amount	deposits	Amount	deposits	Amount	deposits
	(Dollars in thousands)
Deposit type:
Savings	$52,404	13.58%	$44,613	12.09%	$42,507	10.99%
Money market	78,401	20.32%	76,231	20.64%	78,457	20.28%
Interest bearing demand	52,058	13.49%	44,512	12.06%	46,685	12.07%
Non-interest bearing demand	55,889	14.48%	45,224	12.25%	37,162	9.60%
Total core deposits	238,752	61.87%	210,580	57.04%	204,811	52.94%

Time deposits with original maturities of:
Three months or less	1,347	0.35%	1,817	0.49%	1,466	0.38%
Over three months to twelve months	29,109	7.54%	31,954	8.66%	32,515	8.40%
Over twelve months to twenty-four months	25,935	6.72%	28,835	7.81%	30,671	7.93%
Over twenty-four months to thirty-six months	7,372	1.91%	7,853	2.13%	10,303	2.66%
Over thirty-six months to forty-eight months	4,476	1.16%	3,503	0.95%	2,695	0.70%
Over forty-eight months to sixty months	78,716	20.40%	84,358	22.85%	104,073	26.89%
Over sixty months	186	0.05%	255	0.07%	405	0.10%
Total time deposits	147,141	38.13%	158,575	42.96%	182,128	47.06%
Total deposits	$385,893	100.00%	$369,155	100.00%	$386,939	100.00%

At December 31, 2016 and 2015, time deposits with remaining terms to maturity of less than one year amounted to $66.8 million and $81.0 million, respectively.

The following table presents our time deposit accounts categorized by interest rates which mature during each of the years set forth below and the amounts of such time deposits by interest rate at December 31, 2016, 2015 and 2014.

	Period to maturity at December 31, 2016				At December 31,
	Less than One	More than One Year to	More than Two Years to	More than Three
	Year	Two Years	Three Years	Years	2016	2015	2014
	(Dollars in thousands)
Interest Rate Range
0.49% and below	$34,619	$1,770	$-	$-	$36,389	$42,810	$46,007
0.50% to 0.99%	10,980	6,906	1,625	4	19,515	26,020	29,510
1.00% to 1.99%	21,244	8,966	9,501	49,354	89,065	84,977	56,706
2.00% to 2.99%	-	-	167	2,005	2,172	4,768	49,730
3.00% to 3.99%	-	-	-	-	-	-	175
Total	$66,843	$17,642	$11,293	$51,363	$147,141	$158,575	$182,128

At December 31, 2016, we had $60.4 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$6,194
Over three months through six months	5,117
Over six months to twelve months	11,617
Over twelve months	37,519
Total	$60,447

Additional information regarding our deposits is included in Note 7 in the Notes to our Consolidated Financial Statements beginning on page F-1. Also, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information on sources of funds.

Short-term Borrowings.  Historically, our borrowings have consisted of a mix of short-term and long-term Federal Home Loan Bank of New York (“FHLBNY”) advances.  At December 31, 2016 and 2015, we did not hold any short-term borrowings on our balance sheet.  We have a written agreement with the FHLBNY which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of December 31, 2016, our maximum lending value was $108.4 million and was collateralized by a pledge of certain fixed-rate one- to four-family real estate loans. At December 31, 2016, securities with a book value of $11.1 million and fair value of $11.5 million were pledged for potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding with the Federal Reserve Bank at December 31, 2016. The Bank has also established lines of credit with correspondent banks, currently totaling $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million is secured by a pledge of the Bank’s securities when a draw is made. The lines of credit provide for overnight borrowings through the purchase of Fed Funds, at an interest rate equal to the Fed Funds rate plus a spread. At December 31, 2016, there were no balances outstanding on these lines of credit.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	2016	2015	2014
	(Dollars in thousands)
At December 31
Amount outstanding	$-	$-	$-
Weighted average interest rate	-%	-%	-%

For the year ended December 31
Highest amount at a month-end	$-	$-	$12,350
Daily average amount outstanding	-	-	5,383
Weighted average interest rate	-%	-%	0.38%

Additional information regarding our borrowings is included in Note 8 in the Notes to our Consolidated Financial Statements beginning on page F-1.

Subsidiary Activities

Lake Shore Savings is the only subsidiary of Lake Shore Bancorp.    Lake Shore Savings has no subsidiaries.

Personnel

As of December 31, 2016, we had 100 full-time employees and 11 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve Board.  The CFPB assumes responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primarily regulator rather than the CFPB.

The Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of consolidated capital requirements on savings and loan holding companies, required originators of securitized loans to retain a percentage of the risk for the transferred loans, regulated rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations.  The Dodd-Frank Act increased shareholder influence over boards of directors by requesting companies to give shareholders a non-binding vote on executive compensation and so called “Golden Parachute” payments. In addition, the CFPB has finalized a rule implementing the “Ability to Repay” requirements of the Dodd-Frank Act.  The regulations generally require creditors to make a reasonable, good faith determination as to a borrower’s ability to repay most residential mortgage loans. The ruling also sets standards for mortgage servicing, loan originator compensation, and requirements for high-cost mortgages, appraisal and escrow standards.  The final rule establishes a safe harbor for certain “Qualified Mortgages,” which contain certain features deemed less risky and omit certain other characteristics considered to enhance risk.  The Ability to Repay final rules were effective January 1, 2014. On October 3, 2015, the new TILA-RESPA Integrated Disclosure (“TRID”) rules for mortgage closings took effect for new loan applications.

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

 The final rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.    The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  For 2017, the capital conservation buffer will be 1.25% of risk-weighted assets. At December 31, 2016, Lake Shore Savings Bank’s capital exceeded all applicable minimal capital requirements.

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2016, Lake Shore Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the QTL test must either convert to a commercial bank charter or operate under specified restrictions.  The Dodd-Frank Act makes noncompliance with the QTL Test potentially subject to agency enforcement action for violation of law.  At December 31, 2016, Lake Shore Savings Bank satisfied the QTL test.

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

Liquidity.  A federal savings institution is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 15% or greater.

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

At December 31, 2016, Lake Shore Savings is in compliance with Regulation O.

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

At December 31, 2016, Lake Shore Savings met the criteria for being considered “well-capitalized.”

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

Under the FDIC’s risk-based assessment system, insured institutions were assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depended upon the category to which it was assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky paying lower rates.  Assessment rates (inclusive of possible adjustments) ranged from 2 ½ to 45 basis points of each institution’s total assets less tangible capital.  The FDIC could increase or decrease the scale uniformly, except that no adjustment could deviate more than two basis points from the base scale without notice and comment rulemaking.  The FDIC’s system represented a change, as required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories.  Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years.  In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings banks to 1.5 basis points to 30 basis points.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2016, the annualized FICO assessment was equal to 0.56 of a basis point of total assets less tangible capital.

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

Federal Home Loan Bank System.    Lake Shore Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, Lake Shore Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2016, Lake Shore Savings was in compliance with this requirement.

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

Waivers of Dividends by Lake Shore, MHC.  The Dodd-Frank Act requires federally-chartered mutual holding companies to give the Federal Reserve Board notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like Lake Shore, MHC, the Federal Reserve Board “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009.  Lake Shore, MHC qualifies as a grandfathered mutual holding company.  The Dodd-Frank Act further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.  The Federal Reserve Board has issued an interim final rule that also requires, as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  Lake Shore, MHC solicited its members (depositors of Lake Shore Savings Bank) to vote on the proposal to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.32 per share to be declared by the Company for the four quarters ending September 30, 2017.  On February 8, 2017, the members approved the waiver of dividends. The Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Board for their non-objection. As of March 7, 2017, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 8, 2018. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.  For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of Lake Shore Savings to make capital distributions to Lake Shore Bancorp and the waiver of dividends by Lake Shore, MHC.”

Conversion of Lake Shore, MHC to Stock Form.  Federal Reserve Board regulations permit Lake Shore, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”).  There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction.  In a Conversion Transaction, a new stock holding company would be formed as the successor to Lake Shore Bancorp (the “New Holding Company”), Lake Shore, MHC’s corporate existence would end, and certain depositors of Lake Shore Savings Bank would receive the right to subscribe for shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by stockholders other than Lake Shore, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Lake Shore Bancorp immediately prior to the Conversion Transaction.  The total number of shares of common stock held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction. Under a provision of the Dodd-Frank Act applicable to Lake Shore, MHC, Minority Stockholders would not be diluted because of any dividends waived by Lake Shore, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Lake Shore, MHC converts to stock form.

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

Item 1A.  Risk Factors.

In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

Risks Related To Our Business

Our loan portfolio includes loans with a higher risk of loss.  We originate commercial real estate loans, commercial business loans, consumer loans, and residential real estate loans (including home equity loans) primarily within our market area.  Commercial real estate, commercial business, and consumer loans, which comprised in the aggregate 43.1% of our total loan portfolio at December 31, 2016, may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.  These loans also have greater credit risk than residential real estate for the following reasons:

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

Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance for loan losses.  Our provision for loan losses in 2016 increased by $725,000, to $1.1 million as compared to 2015.  The increase over 2015 was partially due to a $35.5 million, or 33.7%, increase in the size of our commercial and construction loan portfolios during 2016 and due to a $390,000 charge-off related to a single impaired commercial real estate loan during 2016. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses.  If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. The increased focus on commercial loan originations has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provision for loan losses.  If we were to further increase the amount of commercial loans in our portfolio, we may decide to make increased provisions for loan losses.  In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, which may have a material adverse effect on our financial condition and results of operations.

Low demand for real estate loans may lower our profitability.    Making loans secured by real estate, including one- to four-family and commercial real estate, is our primary business and primary source of revenue.  If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans.  Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates.  We experienced commercial loan growth during 2014 through 2016, especially in the Erie County market area, which had a positive impact on net interest income.  If rates begin to rise, loan demand may slow down, and deposit expenses may increase, which could lower our profitability.

The results of our operations may be adversely affected by environmental conditions. During the course of making loans secured by real estate, we have acquired and may acquire in the future, property securing loans that are in default.  There is a risk that we could be required to investigate and clean-up hazardous or toxic substances or chemical releases at such properties after acquisition in a foreclosure action, and that we may be held liable to a governmental entity or third parties for property damage, personal injury and investigation and clean-up costs incurred by such parties in connection with such contamination.  In addition, the owner or former owners of contaminated sites may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.  An environmental assessment of real estate securing commercial loans is completed prior to loan closing. This initial assessment may indicate a higher level of testing is needed.  The borrower is then required to have further testing and complete any remedial action recommended.  To date, we have not been subject to any environmental claims.  There can be no assurance, however, that this will remain the case in the future.

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

 The Bank’s Asset-Liability Committee is responsible for balance sheet strategy and for monitoring the impact of changing interest rates on the Bank’s operations and financial condition.

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

Our information systems may experience an interruption or breach in security. We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer accounts, general ledger, deposit, loan and other systems. There have been increasing efforts to breach data security at financial institutions through cyber-attacks. Recently, there have been several instances involving financial services and consumer-based companies reporting the unauthorized disclosure of customer information or the destruction or theft of corporate data. We may be unable to proactively address these types of security breaches or to implement adequate preventative measures because the techniques used to cause these breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas throughout the world. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be adequately addressed.  Additionally, we outsource our data processing to third parties. If the third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations. Furthermore, breaches of such third party’s technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own. Fraud attacks targeting customer-controlled devices, plastic payment card terminals, and merchant data collection points provide another source of potential loss, again through no fault of our own. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations. The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

The Dodd-Frank Act has significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies have been given significant discretion in drafting the implementing rules and regulations, some of which are not in final form.  The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets.  Banks with $10 billion or less in assets continue to be examined for compliance with consumer laws by their primary bank regulators.  The Dodd-Frank Act also weakened the federal preemption rules that have been applicable for national banks and federal savings banks, and gives state attorneys general the ability to enforce federal consumer protection laws.

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

Our ability to pay dividends is subject to the ability of Lake Shore Savings to make capital distributions to Lake Shore Bancorp and the waiver of dividends by Lake Shore, MHC. The value of Lake Shore Bancorp’s common stock is significantly affected by our ability to pay dividends to our public shareholders.  Our long-term ability to pay dividends to our shareholders is based primarily upon the ability of the Bank to make capital distributions to Lake Shore Bancorp, and also to the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends. Under OCC safe harbor regulations, the Bank may distribute to Lake Shore Bancorp capital an amount not exceeding net income for the current calendar year and the prior two calendar years.  Our ability to pay dividends and the amount of such dividends is also affected by the ability of Lake Shore, MHC, our mutual holding company and majority shareholder of Lake Shore Bancorp, to waive the receipt of dividends declared by Lake Shore Bancorp. Lake Shore, MHC waived its right to receive most of its dividends on its shares of Lake Shore Bancorp since its inception in 2006, with the exception of two dividends declared in 2012, part of a dividend declared in 2011 and one dividend declared in 2016. The ability to waive dividends meant that Lake Shore Bancorp had more cash resources to pay dividends to its public shareholders than if Lake Shore, MHC accepted such dividends.  Lake Shore, MHC is now required to obtain a waiver from the Federal Reserve Board allowing it to waive its right to dividends.

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

Lake Shore, MHC solicited its members (the depositors of Lake Shore Savings Bank) to vote on the proposal to waive dividends and on February 8, 2017, the members approved the waiver of dividends. The

Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Board for their non-objection. As of March 7, 2017, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 8, 2018. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.

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

The final rule included new minimum risk-based capital and leverage ratios, which became effective for Lake Shore Savings on January 1, 2015 and refined the definition of what constitutes “capital” for purposes of calculating these ratios.  The  new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. For 2017, the capital conservation buffer will be 1.25% of risk-weighted assets. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Our stock price may be volatile due to limited trading volume. Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in Lake Shore Bancorp’s common stock has been relatively small, averaging less than 3,000 shares per day during 2016. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Item 1B.  Unresolved Staff Comments.

                None.

Item 2.  Properties.

We conduct our business through our corporate headquarters, administrative offices, and eleven branch offices.  At December 31, 2016, the net book value of the computer equipment and other furniture, fixtures, and equipment at our offices totaled $1.1 million. For more information, see Note 6 and Note 9 in the Notes to our Consolidated Financial Statements.

	Leased or	Original	Net Book Value
Location	Owned	Date Acquired	December 31, 2016
	(Dollars in thousands)
Corporate Headquarters
31 East Fourth Street
Dunkirk, NY 14048	Owned	2003	$768
Branch Offices:
Chautauqua County branches
128 East Fourth Street
Dunkirk, NY 14048	Owned/Leased(1)	1926	645
30 East Main Street
Fredonia, NY 14063	Owned	1996	591
1 Green Avenue, WE
Jamestown, NY 14701	Owned/Leased(2)	1996	612
115 East Fourth Street
Jamestown, NY 14701	Owned	1997	383
106 East Main Street
Westfield, NY 14787	Owned/Leased(3)	1998	103
Erie County branches
5751 Transit Road
East Amherst, NY 14051	Owned	2003	943
3111 Union Road
Orchard Park, NY 14127	Leased(4)	2003	350
59 Main Street
Hamburg, NY 14075	Leased(5)	2005	694
3438 Delaware Avenue
Kenmore, NY 14217	Owned	2008	1,067
570 Dick Road
Depew, NY 14043	Leased(6)	2009	46
4950 Main Street
Snyder, NY 14226	Owned	2012	1,213
Administrative Offices:
125 East Fourth Street
Dunkirk, NY 14048	Owned	1995	144
123 East Fourth Street
Dunkirk, NY 14048	Owned	2001	77
415 Washington Avenue
Dunkirk, NY 14048	Owned	2010	52

(1) The building is owned.  Additional parking lot is leased.  The lease expires in 2019.
(2) The building is owned.  The land is leased. The lease expires in 2020.
(3) The building is owned. Additional parking lot is leased. The lease expires in 2017, but has an automatic one-year renewal option.
(4) The lease expires in 2017 and the Bank plans to purchase the building in 2017. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures” for additional information.

(5) The lease expires in 2028.

(6) The lease expires in 2019.

Item 3. Legal Proceedings.

At December 31, 2016, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Lake Shore Bancorp, Inc. common stock trades on the Nasdaq Global Market under the symbol “LSBK”.  The table below shows the reported high and low sales prices and related dividend information of the common stock during the periods indicated.

	Sales Price		Dividend Information
Period	High	Low	Amount Per Share	Date of Payment

2015
First quarter	$14.00	$13.00	$0.07	March 10, 2015
Second quarter	15.85	13.20	0.07	May 22, 2015
Third quarter	14.35	13.08	0.07	August 18, 2015
Fourth quarter	13.80	13.15	0.07	November 19, 2015

2016
First quarter	$13.60	$13.00	$0.07	March 10, 2016
Second quarter	15.10	12.97	0.07	May 20, 2016
Third quarter	13.60	13.00	0.07	August 22, 2016
Fourth quarter	16.59	13.36	0.07	November 21, 2016

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

As of March 30, 2017 there were approximately 779 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) of Lake Shore Bancorp, Inc. common stock.

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended December 31, 2016:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

October 1 through October 31, 2016	-	$-	-	92,701
November 1 through November 30, 2016	8,200	14.25	8,200	84,501
December 1 through December 31, 2016	-	-	-	84,501
Total	8,200	$14.25	8,200	84,501

_____________

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

Item 6.  Selected Financial Data.

Our selected consolidated financial and other data is set forth below, which is derived in part from, and should be read in conjunction with, our audited consolidated financial statements and notes thereto as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014, beginning on page F-1 of this Form 10-K. Our selected consolidated financial and other data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 are from audited consolidated financial statements and notes not included in this Form 10-K.

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Selected financial condition data:
Total assets	$489,174	$473,385	$487,471	$482,167	$482,387
Loans, net	326,365	297,101	284,853	277,345	272,933
Securities available for sale	86,335	113,213	138,202	157,964	159,368
Federal Home Loan Bank stock	1,340	1,454	1,375	1,560	1,852
Total cash and cash equivalents	45,479	34,227	35,811	17,202	19,765
Total deposits	385,893	369,155	386,939	388,235	378,543
Short-term borrowings	-	-	-	11,650	11,200
Long-term debt	18,950	21,150	18,950	7,850	14,400
Total stockholders' equity	76,030	73,876	71,630	65,271	66,985
Allowance for loan losses	2,882	1,985	1,921	1,813	1,806
Non-performing loans	5,866	4,668	4,729	4,606	2,420
Non-performing assets	6,278	5,380	5,130	5,187	3,000

	For the year ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Selected operating data:
Interest income	$17,518	$17,587	$17,879	$18,614	$19,650
Interest expense	2,294	2,757	3,348	3,556	4,603
Net interest income	15,224	14,830	14,531	15,058	15,047
Provision for loan losses	1,125	400	222	105	656
Net interest income after provision for loan losses	14,099	14,430	14,309	14,953	14,391
Total non-interest income	4,070	2,707	2,235	2,092	2,030
Total non-interest expense	13,879	13,083	12,819	12,334	11,811
Income before income taxes	4,290	4,054	3,725	4,711	4,610
Income taxes	775	716	567	968	984
Net income	$3,515	$3,338	$3,158	$3,743	$3,626
Basic earnings per common share	$0.58	$0.57	$0.55	$0.66	$0.64
Diluted earnings per common share	$0.58	$0.56	$0.55	$0.65	$0.64
Dividends declared per share	$0.28	$0.28	$0.28	$0.28	$0.25

	At or for the year ended December 31,
	2016	2015	2014	2013	2012
Selected financial ratios and other data
Performance ratios:
Return on average assets	0.74%	0.70%	0.65%	0.77%	0.74%
Return on average equity	4.58%	4.57%	4.58%	5.64%	5.47%
Dividend payout ratio(1)	48.28%	50.00%	50.91%	43.08%	39.06%
Interest rate spread(2)	3.29%	3.18%	3.06%	3.19%	3.07%
Net interest margin(3)	3.44%	3.34%	3.21%	3.34%	3.26%
Efficiency ratio(4)	71.93%	74.60%	76.46%	71.92%	69.16%
Non-interest expense to average total assets	2.91%	2.73%	2.63%	2.55%	2.40%
Average interest-earning assets to average interest-bearing liabilities	129.18%	125.03%	120.93%	119.39%	119.69%
Book value per share(5)	$12.49	$12.31	$11.96	$11.03	$11.32

Capital ratios:
Common Equity Tier 1 capital to risk-weighted assets(6)(7)	22.23%	24.21%	n/a	n/a	n/a
Total risk-based capital to risk-weighted assets(6)	23.15%	24.93%	25.71%	25.08%	23.77%
Tier 1 risk-based capital to risk-weighted assets(6)	22.23%	24.21%	24.95%	24.36%	23.04%
Tangible capital to tangible assets(6)	14.73%	14.31%	13.16%	12.75%	12.14%
Tier 1 leverage (core) capital to adjustable tangible assets(6)	14.73%	14.31%	13.16%	12.75%	12.14%
Equity to total assets	15.54%	15.61%	14.69%	13.54%	13.89%

Asset quality ratios:
Non-performing loans as a percent of total net loans	1.80%	1.57%	1.66%	1.66%	0.89%
Non-performing assets as a percent of total assets	1.28%	1.14%	1.05%	1.08%	0.62%
Allowance for loan losses as a percent of total net loans	0.88%	0.67%	0.67%	0.65%	0.66%
Allowance for loan losses as a percent of non-performing loans	49.13%	42.52%	40.62%	39.36%	74.63%

Other data:
Number of full service offices	11	11	11	11	10
Number of full-time equivalent employees	106	109	108	109	109

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

Important Note Regarding Forward-Looking Statements

Certain statements in this annual report are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s current plans and analyses of our business and the industry in which we operate as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes, and the other risks and uncertainties identified in Part I, Item 1A “Risk Factors.” These factors in some cases have affected, and in the future could affect, our financial performance and could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. We do not undertake to publicly update or revise our forward-looking statements if future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Our operations are also affected by non-interest income, such as service charges and fees and gains on the sales of securities and loans, our provision for loan losses and non-interest expenses which include salaries and employee benefits, occupancy and equipment costs, data processing, professional services, advertising and other general and administrative expenses.

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

Interest rate risk is the exposure of our net interest income to adverse movements in interest rates. Since net interest income (the difference between interest earned on loans and investments and interest paid on deposits and borrowings) is our primary source of revenue, interest rate risk is the most significant non-credit related risk to which our Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of our assets and liabilities. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers and debt issuers to repay loans and debt securities, the volume of loan repayments and refinancings, the flow and mix of deposits and the fair value of available for sale securities.

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

Due to improvements in the labor market and moderate economic expansion since the middle of 2016, the Federal Reserve increased the Federal Funds rate by 25 basis points to 0.50%-0.75% at its December 2016 meeting, the second increase in nine years.  The Federal Reserve has indicated that it will continue to assess both realized and expected progress towards its dual mandates of maximum employment and a 2% inflation rate prior to future rate increases.  At the December 2016 meeting, the Federal Reserve indicated that economic conditions will evolve, in a manner that will warrant only gradual increases in the federal funds rate; and that the federal funds rate is likely to remain, for some time, below levels that are expected to prevail longer term. However, the Committee did indicate that the actual path of the federal funds rate will depend on the economic outlook based on data received.  As a result, there is continued uncertainty about the timing of future rate increases.

Furthermore, the Federal Reserve will maintain its existing policy to reinvest cash flow received on its investment portfolio back into agency mortgage backed securities and treasury bonds until the level of the federal funds rate stabilizes.  This action will continue to exert downward pressure on long-term rates.  Current interest rates on residential mortgage loans remain low compared to historical yields.  We will continue to closely monitor the impact of the national and regional economy on our net interest margin, results of operations and critical risk areas, including interest rate risk and credit risk.

Management Strategy

Our Reputation.  Our primary management strategy has been to retain our perceived image as one of the most respected and recognized community banks in Western New York with over 125 years of service to our community.  Our management strives to accomplish this goal by continuing to emphasize our high quality customer service and financial strength.

Branching.    We currently operate from eleven branch offices located in Chautauqua and Erie County, New York,  Saturation of the market in Chautauqua County led to our expansion plan in Erie County, which is a critical component of our future profitability and growth. We evaluate potential strategies to expand our banking franchise, including opportunities to expand via de novo branching or acquisitions, as opportunities arise.  We do not currently have any plans or agreements to expand in this manner.  Our current focus is on growth of our customer base via branch personnel outreach in our current market areas and by providing online banking services, including online account opening services.

Technology. An important strategic objective is to continue to evaluate and enhance the technology supporting our customer service. We are committed to making investments in technology and we believe that it represents an efficient way to deploy a portion of our capital. To this end, the Company has developed a five year plan for the implementation of cost effective and efficient digital services to meet our customer’s technology needs, to focus on attracting new customers, and to improve our operational efficiencies. Although we remain committed to expanding our retail branch footprint whenever it makes strategic sense, we will be concentrating our near term efforts on expanding our digital footprint.

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

Lending.  Our strategy is to grow our loan portfolio with emphasis on the origination of short-term adjustable rate commercial real estate, commercial business and home equity loans, while maintaining strong underwriting and asset quality. Historically, our lending portfolio has consisted predominantly of residential one- to four-family mortgage loans.  At December 31, 2016 and 2015, we held $150.0 million and $157.6 million of residential one- to four-family mortgage loans (including loans to finance the construction of one- to four-family homes), respectively, which constituted 46.0% and 53.2% of our total loan portfolio, at such respective dates. In the past, we have sold low-yield (less than 5.0%) long-term (generally 30 years) conforming fixed rate one- to four-family residential loans that we originated, as part of our interest rate risk strategy and asset/liability management, and may do so in the future, if it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential mortgage loans

Due to the interest rate risk inherent in holding long-term, fixed rate one- to four-family real estate loans in our portfolio in a potential rising interest rate environment, we have been strategically focused on increasing the originations of commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate.  We have also focused on commercial business lending to small businesses, including business installment loans, lines of credit and other commercial loans. These types of commercial loans are generally made at higher interest rates and for shorter terms than one- to four-family real estate loans, which reduced the Bank’s interest rate risk.  At December 31, 2016 and 2015, our commercial real estate loan portfolio (including loans to finance the construction of commercial real estate) consisted of loans totaling $119.0 million and $88.5 million, respectively, or 36.5% and 29.9%, respectively, of total loans. At December 31, 2016 and 2015, our commercial business loan portfolio consisted of loans totaling $20.4 million and $15.7 million, respectively, or 6.3% and 5.3%, respectively, of total loans. Other loan products offered to our customers include home equity lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. At December 31, 2016 and 2015, our home equity loan portfolio consisted of loans totaling $35.5 million and $32.8 million, respectively, or 10.9% and 11.1%, of total loans, respectively.

Asset Quality.  We remain committed to maintaining prudent underwriting standards and aggressively monitoring our loan portfolio to maintain asset quality.  We introduce loan products only when we are confident that our staff has the necessary expertise to originate and administer such loans, and that sound underwriting and collection procedures are in place.  Our goal is to continue to improve our asset quality through prudent underwriting standards and the diligence of our loan collection personnel.  At December 31, 2016, our ratio of non-performing loans to total loans was 1.80% and our ratio of allowance for loan losses to total non-performing loans was 0.88%.

Interest Rate Risk and Asset Liability Management.  Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines.  We employ a third party financial advisor to assist us in managing our investment portfolio and developing balance sheet strategies.

At December 31, 2016 and 2015, we had $86.3 million and $113.2 million, respectively, invested in securities available for sale, the majority of which are agency collateralized mortgage obligation securities (“CMOs”), agency mortgage-backed securities and municipal securities. On March 17, 2016, the Company sold U.S. treasury bonds with an amortized cost of $12.8 million and gross gains of $1.6 million. The sale of these securities allowed the Company to reinvest the proceeds into higher yield, shorter duration commercial loans. Furthermore, payments received on the investment portfolio were not reinvested into securities during 2016, but were used instead for liquidity purposes to fund loans and manage interest rate risk. These actions resulted in a $26.9 million, or 23.7%, decrease in the investment portfolio. At December 31, 2016, we had a net $2.1 million unrealized gain on the investment portfolio.

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

Our strategy also involves managing interest expense. During 2016, we have decreased the amount of higher rate time deposits and have concentrated on building lower-cost core deposits, with a focus on building commercial relationships, in order to help reduce and control our cost of funds. As part of our strategy to expand our commercial loan portfolio, we expect to attract lower cost core deposits as part of these borrower relationships. We offer competitive rates on a variety of deposit products to meet the needs of our customers and we promote long term deposits, where necessary, to meet asset-liability goals. We also consider borrowed funds or derivatives as an opportunity to extend the duration of liabilities, as needed.

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

Other than Temporary Impairment on Investment

There were no OTTI write-downs during 2016, 2015 or 2014.  During the years ended December 31, 2016, 2015 and 2014, we recaptured $142,000, $160,000 and $175,000, respectively, of prior year other-than-temporary impairment charges.

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

Average Balances, Interest and Average Yields.  The following table sets forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the years indicated.  Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented.  Average balances are derived from daily balances over the years indicated.  The average balances for loans are net of allowance for loan losses, but include non-accrual loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. Interest income on securities does not include a tax equivalent adjustment for bank qualified municipal bonds.

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2016			December 31, 2015			December 31, 2014
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$31,810	$114	0.36%	$23,375	$22	0.09%	$26,832	$17	0.06%
Securities(1)	98,613	2,901	2.94%	129,043	3,813	2.95%	149,389	4,522	3.03%
Loans	312,359	14,503	4.64%	292,240	13,752	4.71%	276,360	13,340	4.83%
Total interest-earning assets	442,782	17,518	3.96%	444,658	17,587	3.96%	452,581	17,879	3.95%
Other assets	34,366			33,903			34,143
Total assets	$477,148			$478,561			$486,724

Interest-bearing liabilities
Demand & NOW accounts	$45,584	$37	0.08%	$44,631	$39	0.09%	$45,582	$54	0.12%
Money market accounts	77,649	153	0.20%	75,879	167	0.22%	78,690	260	0.33%
Savings accounts	48,402	28	0.06%	44,340	30	0.07%	41,496	43	0.10%
Time deposits	150,889	1,612	1.07%	170,411	2,044	1.20%	188,180	2,585	1.37%
Borrowed funds	19,269	373	1.94%	19,349	391	2.02%	19,194	304	1.58%
Other interest-bearing liabilities	962	91	9.46%	1,043	86	8.25%	1,110	102	9.19%
Total interest-bearing liabilities	342,755	2,294	0.67%	355,653	2,757	0.78%	374,252	3,348	0.89%
Other non-interest bearing liabilities	57,714			49,914			43,489
Stockholders' equity	76,679			72,994			68,983
Total liabilities & stockholders' equity	$477,148			$478,561			$486,724
Net interest income		$15,224			$14,830			$14,531
Interest rate spread			3.29%			3.18%			3.06%
Net interest margin			3.44%			3.34%			3.21%

(1)	The tax equivalent adjustment for bank qualified municipal securities results in rates of 3.88%, 3.76% and 3.76% for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Compared to			Compared to
	Year Ended December 31, 2015			Year Ended December 31, 2014
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$82	$10	$92	$7	$(2)	$5
Securities	(17)	(895)	(912)	(106)	(603)	(709)
Loans, including fees	(185)	936	751	(341)	753	412
Total interest-earning assets	(120)	51	(69)	(440)	148	(292)
Interest-bearing liabilities:
Demand & NOW accounts	(3)	1	(2)	(14)	(1)	(15)
Money market accounts	(18)	4	(14)	(84)	(9)	(93)
Savings accounts	(5)	3	(2)	(16)	3	(13)
Time deposits	(211)	(221)	(432)	(310)	(231)	(541)
Total deposits	(237)	(213)	(450)	(424)	(238)	(662)
Other interest-bearing liabilities:
Borrowed funds & other	(4)	(9)	(13)	75	(4)	71
Total interest-bearing liabilities	(241)	(222)	(463)	(349)	(242)	(591)
Total change in net interest income	$121	$273	$394	$(91)	$390	$299

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

Total assets at December 31, 2016 were $489.2 million, an increase of $15.8 million, or 3.3%, from $473.4 million at December 31, 2015.  The increase in total assets was primarily due to a $29.3 million increase in loans receivable, net, an $11.3 million increase in cash and cash equivalents and a $2.8 million increase on bank owned life insurance partially offset by a $26.9 million decrease in securities available for sale.

Cash and cash equivalents increased by $11.3 million, or 32.9%, from $34.2 million at December 31, 2015 to $45.5 million at December 31, 2016.  The increase was primarily due to the receipt of proceeds from the sale of $14.4 million in available for sale securities, an $11.9 million cash inflow from the receipt of principal paydowns and maturities on the investment portfolio and a $16.7 million increase in deposits, partially offset by a $31.3 million net cash outflow for loan originations during 2016.

Securities available for sale decreased by $26.9 million, or 23.7%, to $86.3 million at December 31, 2016 compared to $113.2 million at December 31, 2015.  The decrease was primarily due to proceeds from the sale of $14.4 million of treasury securities and $11.9 million in principal paydowns on the investment portfolio during 2016, not being reinvested into the investment portfolio. The sale of treasury securities provided the Company with additional cash proceeds for future loan originations. The Company intends to continue to convert the sale proceeds into commercial loans over the next three months, which should result in a positive contribution to the Company’s net interest margin and interest rate risk position, as well as positively impact small business customers in our market area.

Net loans receivable increased during the year ended December 31, 2016 as shown in the table below:

	At December 31,	At December 31,	Change
	2016	2015	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$149,333	$157,307	$(7,974)	(5.1)%
Home equity	35,534	32,770	2,764	8.4%
Commercial	107,243	83,967	23,276	27.7%
Construction	12,361	4,849	7,512	154.9%
Total real estate loans	304,471	278,893	25,578	9.2%
Other Loans:
Commercial	20,447	15,741	4,706	29.9%
Consumer	1,313	1,507	(194)	(12.9)%
Total gross loans	326,231	296,141	30,090	10.2%
Allowance for loan losses	(2,882)	(1,985)	(897)	(45.2)%
Net deferred loan costs	3,016	2,945	71	2.4%
Loans receivable, net	$326,365	$297,101	$29,264	9.8%

The increase in net loans receivable was primarily due to increases in commercial real estate loans, construction loans, commercial business loans and home equity loans, partially offset by a decrease in residential, one- to four-family real estate loans. As fixed rate one- to four-family residential real estate loans present additional interest rate risk to our loan portfolio as a result of the longer duration of these types of assets, we remained strategically focused in 2016 on originating shorter duration commercial real estate and commercial business loans to diversify our asset mix, to reduce interest rate risk, to take advantage of the opportunities available to serve small businesses in our market area, and to increase our net interest margin. During 2016, we sold $5.0 million in low-yielding (less than 5.0%) long-term (generally 30 years) conforming fixed rate one- to four-family residential loans that we originated into the secondary market, as part of our strategy to manage interest rate risk. We may continue to do similar sales in the future, if it is deemed appropriate based on market conditions.

Bank owned life insurance (“BOLI”) increased by $2.8 million, or 18.6%, to $17.7 million at December 31, 2016 as compared to $14.9 million at December 31, 2015. During 2016, the Company purchased an additional $2.5 million of BOLI to offset the costs of additional benefits provided under our supplemental employee benefit plans (“SERP”). During 2016, the Company made amendments to its Executive and Director SERP Plans.  Refer to Note 11 of the Notes to Consolidated Financial Statements for more information on the Company’s SERP plans.

The table below shows changes in deposit balances by type of deposit account between December 31, 2016 and December 31, 2015:

	At December 31,	At December 31,	Change
	2016	2015	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$55,889	$45,224	$10,665	23.6%
Interest bearing	52,058	44,512	7,546	17.0%
Money market	78,401	76,231	2,170	2.8%
Savings	52,404	44,613	7,791	17.5%
Time deposits	147,141	158,575	(11,434)	(7.2)%
Total deposits	$385,893	$369,155	$16,738	4.5%

            The increase in total deposits was primarily due to growth in core deposits, partially offset by a decrease in time deposits during 2016. The growth in core deposits was the result of the Company’s continued strategic focus on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expenses. Time deposit balances have decreased as certificate of deposit customers have sought higher yields elsewhere.

Our long-term debt, consisting of advances from the FHLBNY, decreased by $2.2 million, or 10.4%, from $21.2 million at December 31, 2015 to $19.0 million at December 31, 2016.  The decrease was due to the use of excess liquidity to pay off long-term debt which matured during 2016.

Total stockholders’ equity increased by $2.1 million, or 2.9%, from $73.9 million at December 31, 2015 to $76.0 million at December 31, 2016.  The increase in stockholders’ equity was primarily due to net income of $3.5 million and a $1.2 million increase in additional paid in capital resulting from stock option exercises during 2016, partially offset by $1.5 million in other comprehensive losses, $888,000 in cash dividends paid and $455,000 of common stock purchases during 2016.

Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015

General.    Net income was $3.5 million for the year ended December 31, 2016, or $0.58 per diluted share, an increase of $177,000, or 5.3%, compared to net income of $3.3 million, or $0.56 per diluted share, for the year ended December 31, 2015.  The increase in net income for the year ended December 31, 2016 was primarily due to a $1.4 million increase in non-interest income and a $394,000 increase in net interest income, partially offset by a $796,000 increase in non-interest expense and a $725,000 increase in provision for loan losses compared to the year ended December 31, 2015.

Net Interest Income.  Net interest income increased by $394,000, or 2.7%, to $15.2 million for the year ended December 31, 2016 compared to $14.8 million for the year ended December 31, 2015.  Interest income and interest expense both decreased for the year ended December 31, 2016 when compared to the year ended December 31, 2015. Interest rate spread and net interest margin were 3.29% and 3.44%, respectively, for the year ended December 31, 2016 compared to 3.18% and 3.34%, respectively, for the year ended December 31, 2015. The increase in the interest rate spread and net interest margin for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to an 11 basis points decrease in the average interest rate paid on interest-bearing liabilities.

Interest Income.    Interest income decreased by $69,000, or 0.4%, to $17.5 million for the year ended December 31, 2016 compared to $17.6 million for the year ended December 31, 2015 primarily due to a decrease in investment interest income. Investment interest income decreased by $912,000, or 23.9%, from

$3.8 million for the year ended December 31, 2015 to $2.9 million for the year ended December 31, 2016 due to a decrease in the average balance of the investment portfolio from $129.0 million for the year ended December 31, 2015 to $98.6 million for the year ended December 31, 2016. The decrease in the average balance of the investment portfolio was primarily due to the Company’s strategy to reinvest paydowns received on the securities portfolio into loan originations and shorter term cash and cash equivalents in order to be in a better position to take advantage of future increases in market interest rates as well as to manage interest rate risk. The decrease was also attributable to the sale of $14.4 million of treasury bonds during the first quarter of 2016 to fund future commercial loan growth. Management intends to use the sale proceeds to originate shorter duration, adjustable rate commercial loans with yields higher than the yields earned on the sold bonds.

Loan interest income increased by $751,000, or 5.5%, to $14.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase in the average balance of the loan portfolio from $292.2 million for the year ended December 31, 2015 to $312.4 million for the year ended December 31, 2016. The increase in the average balance of net loans receivable was primarily due to an increase in the average balance of commercial real estate loans, commercial business loans and home equity loans partially offset by a decrease in the average balance of one- to four-family real estate loans. The average yield on the loan portfolio decreased seven basis points from 4.71% for the year ended December 31, 2015 to 4.64% for the year ended December 31, 2016. The average yield on the loan portfolio decreased as new loans were originated or existing loans were refinanced at lower yields than the rates earned on loans which had paid off, as a result of the current low interest rate environment.

Other interest income increased by $92,000, or 418.2%, to $114,000 for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to a 27 basis points increase in the average yield on the interest-earning deposits and federal funds sold portfolio from 0.09% for the year ended December 31, 2015 to 0.36% for the year ended December 31, 2016. The increase in average yield on the interest-earning deposits and federal funds sold portfolio was primarily due to 25 basis points increases in the fed funds rate during the fourth quarter of 2015 and 2016 and the investment of excess cash into higher yielding short-term cash investments. The average balance of the interest-earning deposits and federal funds sold portfolio increased by $8.4 million, or 36.1%, from $23.4 million for the year ended December 31, 2015 to $31.8 million for the year ended December 31, 2016. The increase in the average balance was primarily due to the receipt of proceeds from paydowns and sales from the securities portfolio that were reinvested into shorter term cash and cash equivalents in order to be in a better position to take advantage of future increases in market interest rates and to fund a strategic increase in commercial loan originations.

Interest Expense.  Interest expense decreased $463,000, or 16.8% for the year ended December 31, 2016 to $2.3 million as compared to $2.8 million for the year ended December 31, 2015.   Interest paid on deposits decreased by $450,000, or 19.7%, to $1.8 million for the year ended December 31, 2016 when compared to the year ended December 31, 2015, primarily due to an 11 basis points decrease in the average rate paid on deposits and a $12.7 million decrease in average deposits. The average balance of deposits for the year ended December 31, 2016 was $322.5 million with an average rate of 0.57% compared to the average balance of deposits of $335.3 million and an average rate of 0.68% for the year ended December 31, 2015. The decrease in the average balance of deposits was primarily due to a decrease in time deposits as customers have sought higher yields elsewhere. The decrease in the average rate paid on deposits was due to the continued low interest rate environment during 2016 and due to the strategic shift in the deposit mix towards low cost core deposits. The interest expense related to advances from the FHLBNY decreased $18,000, or 4.6%, to $373,000 for the year ended December 31, 2016 when compared to $391,000 for the year ended December 31, 2015 as a result of a decrease in the average rate paid on FHLBNY advances. The decrease in the average rate paid on FHLBNY advances from 2.02% for the year ended December 31, 2015 to 1.94% for the year ended December 31, 2016 was primarily due to the current low interest rate environment. The average balance of advances from the FHLBNY was $19.3 million for the years ended December 31, 2016 and 2015.

Provision for Loan Losses.    A provision of $1.1 million to the allowance for loan losses was recorded during the year ended December 31, 2016, which was a $725,000 increase in comparison to the provision recorded during the year ended December 31, 2015.  Non-performing loans increased $1.2 million to $5.9 million at December 31, 2016 from $4.7 million at December 31, 2015, representing 1.80% and 1.57%, respectively, of total loans. The increase in non-performing loans was primarily due to one commercial real estate loan, with a loan balance of $1.0 million as of December 31, 2016. The loan is collateralized by a first lien on real property. Net charge-offs were $228,000 for the year ended December 31, 2016 compared to $336,000 for the year ended December 31, 2015.

During the year ended December 31, 2016, the Company recorded a $600,000 provision for commercial real estate loans.  $390,000 of this provision was attributed to a specific reserve set aside for the impairment of one commercial real estate loan during the fourth quarter of 2016.  $311,000 was attributed to a  general allowance being set aside on performing loans in the commercial real estate loan portfolio, resulting from the substantial growth in this portfolio during 2016.  The commercial real estate loan portfolio increased by 27.7% during the year ended December 31, 2016.  The provision was partially offset by a $101,000 credit attributed to a $2.0 million reduction in classified commercial real estate loans when compared to the year ended December 31, 2015.

The Company recorded a $232,000 general allowance during the year ended December 31, 2016 on performing construction and commercial business loans, primarily due to a 59.3% increase in these types of loans, to reflect inherent losses within the portfolio.  In addition, a $74,000 provision was recorded to reflect net charge-offs recorded on commercial business loans during the year ended December 31, 2016.

A $153,000 provision was recorded by the Company during the year ended December 31, 2016 for one-to four-family, home equity and consumer loans to reflect net charge-offs on these loan types.  In addition, the Company recorded an  $80,000 net provision related to changes in qualitative factors on these loan types to reflect an increase in historical losses and changes in related environmental factors used to qualitatively assess inherent loan losses.

The Company recorded an unallocated credit to the provision for loan losses of $14,000, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

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

Non-interest Income.    Non-interest income increased $1.4 million, or 50.4%, from $2.7 million for the year ended December 31, 2015 to $4.1 million for the year ended December 31, 2016. The increase was primarily due to a $1.6 million pre-tax realized gain on the sales of securities during the year ended December 31, 2016, as compared to a $440,000 pre-tax realized gain during 2015. The Company sold treasury bonds in the first quarter of 2016 with the intent to convert the sale proceeds into commercial loans which will enable the Company to assist small businesses and commercial customers in its local market areas, as well as to shorten the duration of its interest-earning assets, improve its interest rate risk position and stabilize its net interest margin. The increase was also due to a $159,000 increase, or 9.7%, in service charges and fees due to increased growth in core deposits and new product offerings. The net gain on the sale of loans during the year ended December 31, 2016, was $121,000, an increase of $24,000, or 24.7%, as compared to 2015.

Non-interest Expenses.  Non-interest expenses increased $796,000, or 6.1%, from $13.1 million for the year ended December 31, 2015 to $13.9 million for the year ended December 31, 2016. Salary and benefits expense increased $369,000, or 5.4%, for the year ended December 31, 2016 compared to the year ended December 31, 2015,  due to annual salary increases, incentive awards, adjustments to supplemental retirement benefit plans and grants of stock awards, partially offset by lower unemployment and health insurance costs. Advertising costs increased by $174,000, or 48.1%, to $536,000 for the year ended December 31, 2016, primarily due to our 125th anniversary promotions and production of new marketing pieces to take advantage of recent market disruption.  Other expenses increased $191,000, or 18.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to $9,000 in net gains recorded on the sale of REO properties in 2016,  while  $122,000 in net gains were recorded on the sale of REO properties in 2015, as well as due to an increase in expenses of $72,000 on foreclosed properties and collection efforts during 2016. Data processing expenses increased $98,000, or 9.6%, for the year ended December 31, 2016 primarily due to implementation of new technology and growth in deposit and loan accounts. Professional services increased by $58,000, or 6.2%, for the year ended December 31, 2016 as compared to 2015, due to increased consulting costs and legal expenses during 2016. Occupancy and equipment expenses increased $30,000, or 1.3%. The increase in non-interest expense was partially offset by a $90,000, or 31.3% decrease in FDIC Insurance assessments for the year ended December 31, 2016 as compared to 2015, due to recent changes in how the FDIC assesses insurance costs which is more favorable to smaller community banks. Postage and supplies decreased $34,000, or 11.7%, for the year ended December 31, 2016 as compared to 2015.

Income Taxes Expense.  Income tax expense increased by $59,000, or 8.2%, from $716,000 for the year ended December 31, 2015 to $775,000 for the year ended December 31, 2016 resulting in an effective tax rate of 18.1%. The increase in income tax expense was primarily due to an increase in taxable income and an increase in the effective tax rate. Income tax expense for the year ended December 31, 2015 included $79,000 for a deferred tax valuation allowance recorded as a result of changes in New York State tax laws. Without this one-time tax effect, our 2015 effective tax rate would have been 15.7% instead of 17.7%.  The increase in the 2016 effective tax rate was primarily due to a decrease in the mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance related to our pre-tax income for the current year.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures.  Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, interest earning deposits at other financial institutions and funds provided from operations.  We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of December 31, 2016,  our maximum lending value was $108.4 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans.  At December 31,  2016, we had outstanding advances under this agreement of $19.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.1 million and a fair value of $11.5 million as of December 31, 2016. There were no balances outstanding with the Federal Reserve Bank at December 31, 2016. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of December 31, 2016.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the year ended December 31, 2016, we originated loans of approximately $92.0 million in comparison to approximately $69.6 million of loans originated during the year ended December 31, 2015. Loan originations exceeded principal repayments and other deductions in 2016 by $31.3 million. The loan originations were funded through principal payments received on loans and securities, proceeds from the sale of loans and securities, customer deposits, borrowings, and cash reserves. We did not purchase any investment securities during the years ended December 31, 2016 or 2015.

At December 31, 2016, we had loan commitments to borrowers of approximately $24.7 million and overdraft lines of protection and unused home equity lines of credit of approximately $35.4 million. Total deposits were $385.9 million at December 31, 2016, as compared to $369.2 million at December 31, 2015.  The increase in total deposits was primarily due to growth in core deposits, partially offset by a decrease in time deposits during 2016. The Company’s strategic focus is on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expenses. Time deposits have decreased as certificate of deposit customers have sought higher yields elsewhere. Time deposit accounts scheduled to mature within one year were $66.8 million at December 31, 2016.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures in 2017, other than the $1.3 million capital project noted in the “Capital Expenditures” section below.  We do not anticipate any material capital expenditures during 2017. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than loan commitments as described in Note 16 in the Notes to our Consolidated Financial Statements and the borrowing agreements noted above.

Capital Expenditures

Significant planned expenditures for 2017 include the purchase of the Orchard Park branch office, which is currently under a capital lease agreement that expires in 2017.  The Company also plans to build an addition to the Orchard Park branch for its Commercial Lending division, which will include administrative office space for commercial loan officers and administrative staff.   The Company believes it has a sufficient capital base to support this capital project, which is expected to cost approximately $1.3 million.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 16 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of December 31, 2016.

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

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2016.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on that assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2016 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2016 fiscal year end.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2016 fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2016 fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2016 fiscal year end.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2016 fiscal year end.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

15(a)(1)  Financial Statements.  The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Financial Condition as of December 31, 2016 and 2015
•	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
•	Notes to Consolidated Financial Statements

15(a)(2)  Financial Statement Schedules.  Schedules are omitted because they are not required or the information is provided elsewhere in the Consolidated Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3)  Exhibits.  The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Charter of Lake Shore Bancorp, Inc.[1]
3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[2]
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.[3]
4.2	Form of Restricted Stock Award Notice[4]
4.3	Form of Stock Option Certificate[4]
10.1	Amended and Restated Employment Agreement between Daniel P. Reininga and Lake Shore Savings Bank and Lake Shore Bancorp, Inc.[5]
10.2	Amended and Restated Change of Control Agreement between Rachel A. Foley and Lake Shore Bancorp, Inc.[6]
10.3	Amended and Restated Severance Pay Plan of Lake Shore Savings Bank[7]
10.4	2015 Executives Supplemental Benefit Plan I8
10.5	Amended and Restated 2015 Executives Supplemental Benefit Plan II9
10.6	2015 Directors Supplemental Benefit Plan I10
10.7	Amended and Restated 2015 Directors Supplemental Benefit Plan II11
10.8	Lake Shore Bancorp, Inc. 2006 Stock Option Plan[12]
10.9	Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan[12]
10.10	Amended and Restated 2017 Supplemental Executive Retirement Plan for Daniel P. Reininga[13]
10.11	2015 Executives Supplemental Benefit Plan II amended and restated joinder agreement for Rachel A. Foley, Chief Financial Officer and Treasurer of Lake Shore Savings Bank and Lake Shore Bancorp, Inc.[14]
10.12	2015 Executives Supplemental Benefit Plan II joinder agreement for Jeffery Werdein, Executive Vice President Commercial Division of Lake Shore Savings Bank and Lake Shore Bancorp, Inc.[1][5]
10.13	Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan[1][6]
21.1	Subsidiaries of Lake Shore Bancorp, Inc.*
23.1	Consent of Baker Tilly Virchow Krause, LLP*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

_____________________

*Filed herewith.

[1]	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).
[2]	Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on October 3, 2016.
[3]

Incorporated herein by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 8, 2006 (Registration No. 333-129439).

[4]	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 3, 2007 (Registration No. 333-141829).
[5]	Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on January 27, 2017.
[6]	Incorporated herein by reference to Exhibit 10.3 to Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011.
[7]	Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on November 16, 2007.
[8]	Incorporated herein by reference to Exhibit 10.5 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.
[9]	Incorporated herein by reference to Exhibits 10.6 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.
[10]	Incorporated herein by reference to Exhibit 10.7 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.
[11]	Incorporated herein by reference to Exhibit 10.8 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.
[12]	Incorporated herein by reference to the Proxy Statement for our October 24, 2006 special meeting of shareholders filed with the Securities and Exchange Commission on September 7, 2006.
[13]	Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed with the Securities and Exchange Commission on January 27, 2017.
[14]	Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2016.
[15]	Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2016.
[16]	Incorporated herein by reference to Appendix A to the Proxy Statement for our May 23, 2012 annual meeting of shareholders filed with the Securities and Exchange Commission on April 11, 2012.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2017.

Lake Shore Bancorp, Inc.
By:/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer Date: March 31, 2017

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Susan C. Ballard Susan C. Ballard	Director	March 31, 2017
/s/ Tracy S. Bennett Tracy S. Bennett	Director	March 31, 2017
/s/ Sharon E. Brautigam Sharon E. Brautigam	Director	March 31, 2017
/s/ Reginald S. Corsi Reginald S. Corsi	Director	March 31, 2017
/s/ David C. Mancuso David C. Mancuso	Director	March 31, 2017
/s/ Jack L. Mehltretter Jack L. Mehltretter	Director	March 31, 2017
/s/ Daniel P. Reininga Daniel P. Reininga	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2017
/s/ Kevin M. Sanvidge Kevin M. Sanvidge	Director	March 31, 2017
/s/ Gary W. Winger Gary W. Winger	Chairman of the Board	March 31, 2017
/s/ Nancy L. Yocum Nancy L. Yocum	Vice Chairperson of the Board	March 31, 2017
/s/ Rachel A. Foley Rachel A. Foley	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 31, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lake Shore Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Lake Shore Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Shore Bancorp, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania
March 31, 2017

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2016	2015
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$8,089	$7,296
Interest earning deposits	6,889	12,714
Federal funds sold	30,501	14,217
Cash and Cash Equivalents	45,479	34,227
Securities available for sale	86,335	113,213
Federal Home Loan Bank stock, at cost	1,340	1,454
Loans receivable, net of allowance for loan losses 2016 $2,882; 2015 $1,985	326,365	297,101
Premises and equipment, net	8,747	9,144
Accrued interest receivable	1,600	1,648
Bank owned life insurance	17,719	14,938
Other assets	1,589	1,660
Total Assets	$489,174	$473,385
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$330,004	$323,931
Non-interest bearing	55,889	45,224
Total Deposits	385,893	369,155
Long-term debt	18,950	21,150
Advances from borrowers for taxes and insurance	3,183	3,285
Other liabilities	5,118	5,919
Total Liabilities	$413,144	$399,509
Commitments and Contingencies	-	-
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,827,236 shares issued and 6,088,674 shares outstanding at December 31, 2016 and 6,727,428 shares issued and 6,003,416 shares outstanding at December 31, 2015	$68	$67
Additional paid-in capital	30,532	29,359
Treasury stock, at cost (738,562 shares at December 31, 2016 and 724,012 shares at December 31, 2015)	(7,300)	(7,026)
Unearned shares held by ESOP	(1,620)	(1,706)
Unearned shares held by compensation plans	(578)	(580)
Retained earnings	53,546	50,919
Accumulated other comprehensive income	1,382	2,843
Total Stockholders' Equity	76,030	73,876
Total Liabilities and Stockholders' Equity	$489,174	$473,385

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$14,503	$13,752	$13,340
Investment securities, taxable	1,101	1,789	2,403
Investment securities, tax-exempt	1,800	2,024	2,119
Other	114	22	17
Total Interest Income	17,518	17,587	17,879
Interest Expense
Deposits	1,830	2,280	2,942
Short-term borrowings	-	-	20
Long-term debt	373	391	284
Other	91	86	102
Total Interest Expense	2,294	2,757	3,348
Net Interest Income	15,224	14,830	14,531
Provision for Loan Losses	1,125	400	222
Net Interest Income after Provision for Loan Losses	14,099	14,430	14,309
Non-Interest Income
Service charges and fees	1,791	1,632	1,610
Earnings on bank owned life insurance	281	272	259
Recovery on previously impaired investment securities	142	160	175
Gain on sale of securities available for sale	1,636	440	59
Net gain on sale of loans	121	97	31
Other	99	106	101
Total Non-Interest Income	4,070	2,707	2,235
Non-Interest Expenses
Salaries and employee benefits	7,247	6,878	6,611
Occupancy and equipment	2,298	2,268	2,177
Data processing	1,120	1,022	801
Professional services	999	941	1,163
Advertising	536	362	429
Postage and supplies	257	291	244
FDIC Insurance	198	288	283
Other	1,224	1,033	1,111
Total Non-Interest Expenses	13,879	13,083	12,819
Income before Income Taxes	4,290	4,054	3,725
Income Tax Expense	775	716	567
Net Income	$3,515	$3,338	$3,158
Basic earnings per common share	$0.58	$0.57	$0.55
Diluted earnings per common share	$0.58	$0.56	$0.55
Dividends declared per share	$0.28	$0.28	$0.28

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Net Income	$3,515	$3,338	$3,158

Other Comprehensive (Loss) Income, net of tax benefit (expense):
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense)	(287)	(281)	3,158

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(94)	(106)	(107)
Net gain on sale of securities included in net income, net of tax expense	(1,080)	(290)	(36)
Total Other Comprehensive (Loss) Income	(1,461)	(677)	3,015

Total Comprehensive Income	$2,054	$2,661	$6,173

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2016, 2015 and 2014

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2014	$66	$28,039	$(6,588)	$(1,876)	$(499)	$45,624	$505	$65,271
Net income	-	-	-	-	-	3,158	-	3,158
Other comprehensive income, net of tax expense of $1,903	-	-	-	-	-	-	3,015	3,015
Stock options exercised (54,737 shares)	1	628	-	-	-	-	-	629
ESOP shares earned (7,935 shares)	-	14	-	85	-	-	-	99
Stock based compensation	-	9	-	-	-	-	-	9
Compensation plan shares granted (24,570 shares)	-	-	230	-	(230)	-	-	-
Compensation plan shares earned (9,576 shares)	-	(6)	-	-	107	-	-	101
Purchase of treasury stock, at cost (5,100 shares)	-	-	(62)	-	-	-	-	(62)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(590)	-	(590)
Balance - December 31, 2014	$67	$28,684	$(6,420)	$(1,791)	$(622)	$48,192	$3,520	$71,630
Net income	-	-	-	-	-	3,338	-	3,338
Other comprehensive loss, net of tax benefit of $757	-	-	-	-	-	-	(677)	(677)
Stock options exercised (53,488 shares)	-	615	-	-	-	-	-	615
ESOP shares earned (7,935 shares)	-	22	-	85	-	-	-	107
Stock based compensation	-	1	-	-	-	-	-	1
Compensation plan shares granted (14,886 shares)	-	-	140	-	(140)	-	-	-
Compensation plan shares earned (12,909 shares)	-	37	-	-	182	-	-	219
Purchase of treasury stock, at cost (55,000 shares)	-	-	(746)	-	-	-	-	(746)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(611)	-	(611)
Balance - December 31, 2015	$67	$29,359	$(7,026)	$(1,706)	$(580)	$50,919	$2,843	$73,876
Net income	-	-	-	-	-	3,515	-	3,515
Other comprehensive loss, net of tax benefit of $752	-	-	-	-	-	-	(1,461)	(1,461)
Stock options exercised (99,808 shares)	1	1,117	-	-	-	-	-	1,118
ESOP shares earned (7,935 shares)	-	22	-	86	-	-	-	108
Stock based compensation	-	9	-	-	-	-	-	9
Compensation plan shares granted (20,354 shares)	-	-	197	-	(197)	-	-	-
Compensation plan shares forfeited (1,704 shares)	-	-	(16)	-	16	-	-	-
Compensation plan shares earned (16,762 shares)	-	25	-	-	183	-	-	208
Purchase of treasury stock, at cost (33,200 shares)	-	-	(455)	-	-	-	-	(455)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(888)	-	(888)
Balance - December 31, 2016	$68	$30,532	$(7,300)	$(1,620)	$(578)	$53,546	$1,382	$76,030

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,515	$3,338	$3,158
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	180	283	303
Net amortization of deferred loan costs	569	552	462
Provision for loan losses	1,125	400	222
Recovery on previously impaired investment securities	(142)	(160)	(175)
Gain on sale of investment securities	(1,636)	(440)	(59)
Originations of loans held for sale	(5,022)	(9,450)	(1,737)
Proceeds from sales of loans held for sale	5,143	9,547	1,768
Gain on sale of loans	(121)	(97)	(31)
Depreciation and amortization	865	834	750
Deferred income tax (benefit) expense	(222)	257	(26)
Increase in bank owned life insurance, net	(281)	(272)	(259)
ESOP shares committed to be released	108	107	99
Stock based compensation expense	217	220	110
Increase in accrued interest receivable	48	68	71
Decrease (Increase) in other assets	280	(141)	(219)
Writedowns of foreclosed real estate	12	35	43
Decrease in other liabilities	(344)	(118)	(133)
Net Cash Provided by Operating Activities	4,294	4,963	4,347
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	14,406	9,846	10,337
Maturities, prepayments and calls	11,857	14,026	14,274
Purchases of Federal Home Loan Bank Stock	(5)	(353)	(353)
Redemptions of Federal Home Loan Bank Stock	119	274	538
Loan origination and principal collections, net	(31,281)	(14,274)	(8,600)
Proceeds from sale of foreclosed real estate	619	849	601
Additions to premises and equipment	(468)	(459)	(627)
Purchase of bank owned life insurance	(2,500)	-	-
Net Cash (Used in) Provided by Investing Activities	(7,253)	9,909	16,170
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	16,738	(17,784)	(1,296)
Net decrease in advances from borrowers for taxes and insurance	(102)	(130)	(39)
Net decrease in short term borrowings	-	-	(11,650)
Proceeds from issuance of long-term debt	-	10,450	15,200
Repayment of long-term debt	(2,200)	(8,250)	(4,100)
Proceeds from stock options exercised	1,118	615	629
Purchase of treasury stock	(455)	(746)	(62)
Cash dividends paid	(888)	(611)	(590)
Net Cash Provided by (Used in) Financing Activities	14,211	(16,456)	(1,908)
Net Increase (Decrease) in Cash and Cash Equivalents	11,252	(1,584)	18,609
CASH AND CASH EQUIVALENTS - BEGINNING	34,227	35,811	17,202
CASH AND CASH EQUIVALENTS - ENDING	$45,479	$34,227	$35,811

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,299	$2,759	$3,334
Income taxes paid	$910	$580	$828

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$369	$1,178	$448

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

The MHC, whose activity is not included in these consolidated financial statements, held 3,636,875 shares, or 59.7% of the Company’s outstanding common stock as of December 31, 2016.

The Bank is engaged primarily in the business of retail banking in Erie and Chautauqua Counties of New York State.  Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential mortgages and commercial real estate loans.

Charter

Lake Shore Bancorp, Inc. and the parent mutual holding company, Lake Shore, MHC are federally chartered and regulated by the Federal Reserve Board.  Lake Shore Savings Bank, subsidiary of Lake Shore Bancorp, Inc., is a federally chartered savings bank and regulated by the Office of the Comptroller of the Currency (the “OCC”).

Regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) prohibit the waiver of dividends by the MHC unless the waiver has been approved by its members, consisting of depositors of the Bank.  The MHC held a special meeting on February 8, 2017 of its members to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.32 per share that may be declared by the Company in the twelve months subsequent to the approval of the proposal by members.  At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve for final approval of the dividend waiver. As of March 7, 2017, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 8, 2018. In prior periods, the MHC elected to waive its right to receive cash dividends upon receipt of regulatory approval prior to change in regulation. The waiving of dividends by the MHC will increase Company resources available for stock repurchases, payment of dividends to minority stockholders, and investments. As of December 31, 2016, the MHC elected to waive approximately $8.2 million on a cumulative basis. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest earning deposits at other financial institutions and overnight federal funds sold which are generally sold for one to three-day periods.

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

Declines in the fair value of available for sale securities are evaluated for other-than-temporary impairment (“OTTI”) on a quarterly basis. Impairment is assessed at the individual security level. This assessment considers factors such as the severity, length of time and anticipated recovery period of the impairment, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the issuer’s financial condition, capital strength, the presence of credit enhancements, if any, and near-term prospects. The Company also considers its intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value, or until maturity. The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, and the Company’s intent and ability to retain the security require considerable judgment.

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

Foreclosed real estate was $412,000 and $712,000 at December 31, 2016 and 2015, respectively, and was included as a component of other assets in the consolidated statement of financial condition.  Proceeds from the sale of foreclosed real estate for the years ended December 31, 2016, 2015 and 2014 were $619,000, $849,000, and $601,000, respectively.    This resulted in a net gain on sale of $9,000, $122,000 and $64,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and was included as a component of other non-interest expenses in the consolidated statement of income.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses (see Note 11).  BOLI involves the purchase of life insurance by the Company on a chosen group of employees.  The Company is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from the increase in the cash surrender value of the underlying policies is included in non-interest income in the consolidated statements of income.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Total advertising expense for the years ended December 31, 2016, 2015 and 2014 was $536,000, $362,000, and $429,000, respectively.

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

Stock Compensation Plans

At December 31, 2016, the Company had stock-based employee and non-employee compensation plans, which are described more fully in Note 12. The Company accounts for these plans under FASB ASC Topic 718 “Compensation – Stock Compensation” (“ASC Topic 718”).  The Company accounts for the plans using a fair value-based method, which measures compensation cost at the grant date based on the fair value of the award.  Compensation is then recognized over the service period, which is usually the vesting period. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes options-pricing model.   Common shares are issued from the Company’s authorized common shares when a share option is exercised. Common shares awarded as restricted stock are expensed based on the fair market value at the grant date. The stock option plan, restricted stock plan and equity incentive plan expenses are recognized in salaries and employee benefits expense on the consolidated statement of income.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, less unallocated shares held by the Company’s ESOP, 2006 Recognition and Retention Plan (“RRP”) and 2012 Equity Incentive Plan (“EIP”), during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock awards, and are determined using the treasury stock method.

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

Restrictions on Cash and Due from Banks

The Company is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2016 and 2015 was $2,390,000 and $2,172,000, respectively.

Subsequent Events

The Company follows FASB ASC Topic 855, “Subsequent Events”, in accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company evaluated events occurring subsequent to December 31, 2016 through the date the consolidated financial statements are being issued, and other than as set forth in Note 21, did not identify any subsequent events requiring disclosure pursuant to the provisions of FASB ASC Topic 855.

New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers  (Topic 606)” (“ASU 2014-09”). The objective of ASU 2014-09 is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects consideration which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 will replace most existing revenue recognition guidelines under GAAP when it becomes effective.  In August 2015, the FASB issued an amendment (ASU 2015-14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on ASU 2014-09 was issued in March 2016 (ASU 2016-08), April 2016 (ASU 2016-10) and May 2016 (ASU 2016-12), and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014-09.  The amendments in ASU 2014-09 are effective for public business entities for annual periods, beginning after December 15, 2017. The guidance allows an entity to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. ASU 2014-09 does not apply to revenue associated with financial instruments, including loans, securities, and derivatives, that are accounted for under other U.S. GAAP guidance. For that reason, we do not expect it to have a material impact on our consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income and interest expense. However, we do believe the new standard will result in new disclosure requirements. We are currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings, that are in the scope of the guidance, and included in non-interest income such as service charges, payment processing fees, and other services fees. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on our financial position and consolidated results of operations.

In February 2016, the FASB issued an Update (“ASU 2016-02”) to its guidance on “Leases (Topic 842)”.  ASU 2016-02 applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. ASU 2016-02 requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing U.S. GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The subsequent accounting treatment for all three lease types is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases, and operating leases. However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under ASU 2014-09. Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The

Company is currently evaluating the potential impact of ASU 2016-02 on our consolidated results of operations or financial position.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326):Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under the CECL model entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exits) from the date of initial recognition of that instrument. Further, ASU 2016-13 made certain targeted amendments to the existing impairment model for available for sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  ASU 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2019 for all public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers. Early application is permitted as of the annual reporting periods beginning after December 15, 2018, including interim periods within those periods. An entity will apply the amendments in this ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently assessing the potential impact on our consolidated financial statements; however, due to the significant differences in the revised guidance from existing GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on financial instruments. We are also reviewing the impact of additional disclosures required under ASU 2016-13 on our ongoing financial reporting.

Reclassifications

Certain amounts in the 2015 and 2014 consolidated financial statements have been reclassified to conform with the 2016 presentation format. These reclassifications had no effect on net income.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Municipal bonds	$48,869	$1,847	$(18)	$50,698
Mortgage-backed securities:
Collateralized mortgage obligations-private label	37	-	-	37
Collateralized mortgage obligations-government sponsored entities	29,170	83	(423)	28,830
Government National Mortgage Association	306	23	-	329
Federal National Mortgage Association	3,457	128	(3)	3,582
Federal Home Loan Mortgage Corporation	1,825	42	-	1,867
Asset-backed securities-private label	484	362	(14)	832
Asset-backed securities-government sponsored entities	71	5	-	76
Equity securities	22	62	-	84
	$84,241	$2,552	$(458)	$86,335

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury bonds	$12,778	$1,333	$-	$14,111
Municipal bonds	49,064	2,746	(2)	51,808
Mortgage-backed securities:
Collateralized mortgage obligations-private label	48	-	-	48
Collateralized mortgage obligations-government sponsored entities	38,838	124	(620)	38,342
Government National Mortgage Association	396	31	-	427
Federal National Mortgage Association	4,355	187	-	4,542
Federal Home Loan Mortgage Corporation	2,217	84	-	2,301
Asset-backed securities-private label	1,099	464	(62)	1,501
Asset-backed securities-government sponsored entities	89	8	-	97
Equity securities	22	14	-	36
	$108,906	$4,991	$(684)	$113,213

All of our collateralized mortgage obligations are backed by residential mortgages.

At December 31, 2016 and 2015, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At December 31, 2016 and 2015, thirty-four municipal bonds with a cost of $11.1 million and fair value of $11.5 million and $11.7 million, respectively, were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing.  In addition, at December 31, 2016, fourteen municipal bonds with a cost and fair value of $3.6 million and $3.7 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2015, nine municipal bonds with a cost and fair value of $2.0 million and $2.1 million, respectively, were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2016
Municipal bonds	$1,430	$(18)	$-	$-	$1,430	$(18)
Mortgage-backed securities	13,902	(197)	9,220	(229)	23,122	(426)
Asset-backed securities -private label	470	(14)	-	-	470	(14)
	$15,802	$(229)	$9,220	$(229)	$25,022	$(458)

December 31, 2015
Municipal bonds	$-	$-	$567	$(2)	$567	$(2)
Mortgage-backed securities	8,627	(103)	21,249	(517)	29,876	(620)
Asset-backed securities -private label	379	(11)	658	(51)	1,037	(62)
	$9,006	$(114)	$22,474	$(570)	$31,480	$(684)

The Company reviews investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly.

At December 31, 2016, the Company’s investment portfolio included several securities and two private label asset-backed securities in the “unrealized losses less than twelve months” category. These securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, and the securities were issued by government sponsored enterprises.

At December 31, 2016, the Company had several securities in the “unrealized losses twelve months or more” category. These securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased.

The private label asset-backed securities were evaluated further for OTTI, as the probability of default is high and the Company’s analysis indicated a possible loss of principal.  The following tables provide additional information relating to the private label asset-backed securities as of December 31, 2016 and 2015 (dollars in thousands):

At December 31, 2016
					Delinquent %
Security	Book Value	Fair Value	Unrealized Loss	Lowest Rating	Over 60 days	Over 90 days	Foreclosure%	OREO%
1	$355	$342	$(13)	B-	15.90%	14.90%	7.00%	0.30%
2	129	128	(1)	B-	12.70%	11.70%	4.50%	1.10%
Total	$484	$470	$(14)

At December 31, 2015
					Delinquent %
Security	Book Value	Fair Value	Unrealized Loss	Lowest Rating	Over 60 days	Over 90 days	Foreclosure%	OREO%
1	$709	$658	$(51)	CCC	18.20%	17.40%	7.50%	2.60%
2	390	379	(11)	CCC	16.30%	15.10%	7.00%	1.50%
Total	$1,099	$1,037	$(62)

Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the securities listed above did not reflect the need to record an OTTI charge against earnings as of December 31, 2016. The estimated discounted cash flows for these securities did not show an additional principal loss under various prepayment and default rate scenarios.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of December 31, 2016. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of December 31, 2016 on these securities.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive income (loss), net of tax on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Years Ended December 31,
	2016	2015
	(Dollars in thousands)
Beginning balance	$696	$858
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	(2)
Receipt of cash flows on previously recorded OTTI	(142)	(160)
Ending balance	$554	$696

Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
December 31, 2016:
After one year through five years	$3,045	$3,199
After five years through ten years	28,249	29,359
After ten years	17,575	18,140
Mortgage-backed securities	34,795	34,645
Asset-backed securities	555	908
Equity securities	22	84
	$84,241	$86,335

During the year ended December 31, 2016, the Company sold nine U.S. Treasury Bonds for total proceeds of $14.4 million resulting in realized gains of $1.6 million. During the year ended December 31, 2015, the Company sold twenty-seven municipal bonds and two mortgage-backed securities for total proceeds of $9.8 million, resulting in realized gains of $440,000. The Company sold one private-label asset-backed security and six mortgage-backed securities during the year ended December 31, 2014 for total proceeds of $10.3 million, resulting in gross realized gains of $274,000 and gross realized losses of $215,000.

Note 4 - Loans Receivable

Loans receivable, net consists of the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$149,333	$157,307
Home equity	35,534	32,770
Commercial	107,243	83,967
Construction	12,361	4,849
	304,471	278,893

Commercial	20,447	15,741
Consumer	1,313	1,507
Total Loans	326,231	296,141

Allowance for loan losses	(2,882)	(1,985)
Net deferred loan costs	3,016	2,945
Loans Receivable, net	$326,365	$297,101

Residential real estate loans serviced for others by the Company totaled $22.5 million and $19.7 million at December 31, 2016 and 2015, respectively.

At December 31, 2016, there were approximately $108.4 million of one- to four-family residential real estate loans pledged as collateral for advances from the FHLB.

Most loans made by the Company are secured by borrowers' personal or business assets.  The Company considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank's capital plus reserves or 10% of total loans.  At December 31, 2016, the Company held $23.8 million in investor owned multifamily real estate loans, which equated to 32.5% of the Bank’s capital plus reserves. Although this loan category exceeded the concentration parameter, borrowers within this loan type are diversified and the properties are located in various locations throughout Erie County, New York.

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

•

Construction – are loans to finance the construction of either one- to four-family owner occupied homes or commercial real estate.  At the end of the construction period, the loan automatically converts to either a one- to four-family or commercial mortgage, as applicable.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the actual cost of construction. The Company limits its risk during construction as disbursements are not made until the required work for each advance has been completed and an updated lien search is performed.  The completion of the construction progress is verified by a Company loan officer or inspections performed by an independent appraisal firm.  Construction delays may also impair the borrower’s ability to repay the loan.

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

The following tables summarize the activity in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of December 31, 2016 and December 31, 2015:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
December 31, 2016
Allowance for Loan Losses:
Balance – January 1, 2016	$351	$120	$1,204	$59	$197	$22	$32	$1,985
Charge-offs	(107)	(19)	(1)	-	(76)	(54)	-	(257)
Recoveries	12	1	-	-	2	14	-	29
Provision (Credit)	175	12	600	91	215	46	(14)	1,125
Balance – December 31, 2016	$431	$114	$1,803	$150	$338	$28	$18	$2,882
Ending balance: individually evaluated for impairment	$-	$-	$390	$-	$10	$-	$-	$400
Ending balance: collectively evaluated for impairment	$431	$114	$1,413	$150	$328	$28	$18	$2,482

Gross Loans Receivable (1):
Ending balance	$149,333	$35,534	$107,243	$12,361	$20,447	$1,313	$-	$326,231
Ending balance: individually evaluated for impairment	$190	$22	$3,162	$-	$163	$-	$-	$3,537
Ending balance: collectively evaluated for impairment	$149,143	$35,512	$104,081	$12,361	$20,284	$1,313	$-	$322,694

(1)	Gross Loans Receivable does not include allowance for loan losses of $(2,882) or deferred loan costs of $3,016 . F - 22

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2015
Allowance for Loan Losses:
Balance – January 1, 2015	$446	$106	$1,163	$-	$184	$22	$-	$1,921
Charge-offs	(64)	(29)	(267)	-	(9)	(46)	-	(415)
Recoveries	13	8	32	-	18	8	-	79
Provision (Credit)	(44)	35	276	59	4	38	32	400
Balance – December 31, 2015	$351	$120	$1,204	$59	$197	$22	$32	$1,985
Ending balance: individually evaluated for impairment	$-	$-	$20	$-	$-	$-	$-	$20
Ending balance: collectively evaluated for impairment	$351	$120	$1,184	$59	$197	$22	$32	$1,965

Gross Loans Receivable (1):
Ending Balance	$157,307	$32,770	$83,967	$4,849	$15,741	$1,507	$-	$296,141
Ending balance: individually evaluated for impairment	$202	$8	$1,545	$-	$80	$-	$-	$1,835
Ending balance: collectively evaluated for impairment	$157,105	$32,762	$82,422	$4,849	$15,661	$1,507	$-	$294,306

(1)	Gross Loans Receivable does not include allowance for loan losses of $(1,985) or deferred loan costs of $2,945.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2014
Allowance for Loan Losses:
Balance – January 1, 2014	$355	$80	$1,104	$-	$218	$9	$47	$1,813
Charge-offs	(26)	(39)	-	-	(25)	(44)	-	(134)
Recoveries	6	1	-	-	-	13	-	20
Provision (Credit)	111	64	59	-	(9)	44	(47)	222
Balance – December 31, 2014	$446	$106	$1,163	$-	$184	$22	$-	$1,921

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

The following is a summary of information pertaining to impaired loans for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2016			December 31, 2016
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$190	$190	$-	$224	$14
Home equity	22	22	-	24	1
Commercial real estate	2,148	2,148	-	2,299	29
Commercial loans	54	54	-	71	-
Total impaired loans with no related allowance	2,414	2,414	-	2,618	44

With an allowance recorded:
Commercial real estate	1,014	1,014	390	1,011	31
Commercial loans	109	109	10	135	5
Total impaired loans with an allowance	1,123	1,123	400	1,146	36

Total of impaired loans:
Residential, one- to four-family	190	190	-	224	14
Home equity	22	22	-	24	1
Commercial real estate	3,162	3,162	390	3,310	60
Commercial loans	163	163	10	206	5
Total impaired loans	$3,537	$3,537	$400	$3,764	$80

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2015			December 31, 2015
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$202	$202	$-	$207	$14
Home equity	8	8	-	9	-
Commercial real estate	1,503	1,503	-	1,931	-
Commercial loans	80	80	-	94	2
Total impaired loans with no related allowance	1,793	1,793	-	2,241	16

With an allowance recorded:
Commercial real estate	42	42	20	612	2
Total impaired loans with an allowance	42	42	20	612	2

Total of impaired loans:
Residential, one- to four-family	202	202	-	207	14
Home equity	8	8	-	9	-
Commercial real estate	1,545	1,545	20	2,543	2
Commercial loans	80	80	-	94	2
Total impaired loans	$1,835	$1,835	$20	$2,853	$18

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2014			December 31, 2014
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$211	$211	$-	$216	$11
Home equity	10	10	-	10	1
Commercial real estate	1,711	1,711	-	2,334	19
Commercial loans	10	10	-	6	-
Total impaired loans with no related allowance	1,942	1,942	-	2,566	31

With an allowance recorded:
Commercial real estate	601	601	178	592	5
Commercial loans	-	-	-	6	-
Total impaired loans with an allowance	601	601	178	598	5

Total of impaired loans:
Residential, one- to four-family	211	211	-	216	11
Home equity	10	10	-	10	1
Commercial real estate	2,312	2,312	178	2,926	24
Commercial loans	10	10	-	12	-
Total impaired loans	$2,543	$2,543	$178	$3,164	$36

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
December 31, 2016:
Real Estate Loans:
Residential, one- to four-family	$1,192	$782	$1,038	$3,012	$146,321	$149,333	$2,165
Home equity	141	206	158	505	35,029	35,534	329
Commercial	-	-	2,977	2,977	104,266	107,243	2,977
Construction	-	-	-	-	12,361	12,361	-
Other Loans:
Commercial	-	19	56	75	20,372	20,447	205
Consumer	31	-	28	59	1,254	1,313	28
Total	$1,364	$1,007	$4,257	$6,628	$319,603	$326,231	$5,704

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
December 31, 2015:
Real Estate Loans:
Residential, one- to four-family	$1,519	$789	$1,291	$3,599	$153,708	$157,307	$2,462
Home equity	188	32	354	574	32,196	32,770	361
Commercial	-	-	1,248	1,248	82,719	83,967	1,545
Construction	-	-	-	-	4,849	4,849	-
Other Loans:
Commercial	38	-	30	68	15,673	15,741	132
Consumer	17	5	28	50	1,457	1,507	6
Total	$1,762	$826	$2,951	$5,539	$290,602	$296,141	$4,506

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the year ended December 31, 2016, 2015 and 2014 was $366,000, $391,000, and $381,000 respectively.

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

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of December 31, 2016 and December 31, 2015:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2016
Real Estate Loans:
Residential, one- to four-family	$146,333	$-	$3,000	$-	$-	$149,333
Home equity	35,025	-	509	-	-	35,534
Commercial	102,216	1,759	3,268	-	-	107,243
Construction	12,361	-	-	-	-	12,361
Other Loans:
Commercial	19,865	297	270	15	-	20,447
Consumer	1,306	-	6	-	1	1,313
Total	$317,106	$2,056	$7,053	$15	$1	$326,231

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2015
Real Estate Loans:
Residential, one- to four-family	$154,473	$-	$2,617	$217	$-	$157,307
Home equity	32,210	-	560	-	-	32,770
Commercial	76,953	4,741	2,273	-	-	83,967
Construction	4,849	-	-	-	-	4,849
Other Loans:
Commercial	15,237	262	242	-	-	15,741
Consumer	1,504	-	1	-	2	1,507
Total	$285,226	$5,003	$5,693	$217	$2	$296,141

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At December 31, 2016
Real Estate Loans:
Residential, one- to four-family	5	$190	-	$-	5	$190	-	$-
Home equity	2	22	1	19	1	3	-	-
Other Loans:
Commercial	1	109	1	109	-	-	-	-
Total	8	$321	2	$128	6	$193	-	$-

At December 31, 2015
Real Estate Loans:
Residential, one- to four-family	5	$216	-	$-	5	$216	-	$-
Home equity	2	8	-	-	2	8	-	-
Total	7	$224	-	$-	7	$224	-	$-

No additional loan commitments were outstanding to these borrowers at December 31, 2016 and 2015.

The following table details the activity in loans which were first deemed to be TDRs during the year ended December 31, 2016.

	For the Year Ended December 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$31	$31
Home equity	1	19	19
Other Loans:
Commercial	1	118	118
Total	3	$168	$168

These loans were deemed to be TDRs due to the borrower’s financial difficulties and due to modifications of the terms of the debt related to the bankruptcy of the borrower or due to changes in the originally scheduled payment terms.

There were no loans restructured and classified as TDRs during the year ended December 31, 2015.

Some loan modifications classified as TDRs may not ultimately result in full collection of principal and interest, as modified, which may result in potential losses. These potential losses have been factored into our overall estimate of the allowance for loan losses.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $412,000 and $712,000 at December 31, 2016 and 2015, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceeds are in process according to local requirements of the applicable jurisdiction, was $767,000 and $708,000 at December 31, 2016 and December 31, 2015, respectively.

Note 6 - Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2016	2015
	(Dollars in thousands)

Land	$1,206	$1,206
Buildings and improvements	11,371	11,222
Furniture and equipment	5,942	5,715
	18,519	18,143
Accumulated depreciation	(9,772)	(8,999)
	$8,747	$9,144

Depreciation and amortization of premises and equipment amounted to $865,000, $834,000, and $750,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.  During the years ended December 31, 2016 and 2015, the Company retired assets with total accumulated depreciation of $92,000 and $32,000, respectively.

Note 7 - Deposits

Deposits consist of the following:

	December 31,
	2016		2015

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$55,889	-%	$45,224	-%
Interest bearing	52,058	0.13	44,512	0.08
Money market accounts	78,401	0.25	76,231	0.17
Savings accounts	52,404	0.06	44,613	0.06
Time deposits	147,141	1.08	158,575	1.07

	$385,893	0.49%	$369,155	0.51%

Scheduled maturities of time deposits at December 31, 2016 were as follows (dollars in thousands):

2017	$66,843
2018	17,642
2019	11,293
2020	31,271
2021	20,086
Thereafter	6
$147,141

Time deposit accounts with balances of $100,000 or more amounted to $60.4 million and $62.2 million at December 31, 2016 and 2015, respectively.  In July 2010, the FDIC permanently increased the limits for FDIC insurance from $100,000 to $250,000 per depositor. Time deposit accounts with balances in excess of $250,000 amounted to $19.0 million and $18.2 million at December 31, 2016 and 2015, respectively.

Interest expense on deposits was as follows:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Interest bearing checking accounts	$37	$39	$54
Money market accounts	153	167	260
Savings accounts	28	30	43
Time deposits	1,612	2,044	2,585
	$1,830	$2,280	$2,942

At December 31, 2016 and 2015, deposits of directors, executive officers and their affiliates totaled $4.0 million and $3.0 million, respectively.

Note 8 - Borrowings

At December 31, 2016 and 2015, the Company had no short-term borrowings.

At December 31, 2016, the Company had written agreements with the FHLBNY which allows us to borrow up to the maximum lending values designated by the type of collateral pledged. As of December 31, 2016, our maximum lending value was $108.4 million and was collateralized by a pledge of certain, fixed-rate residential, one- to four-family loans. At December 31, 2016, we had advances outstanding under this agreement of $19.0 million. At December 31, 2015, the Company’s written agreements with the FHLBNY allowed us to borrow up to $116.3 million and was collateralized by a pledge of certain, fixed-rate residential, one- to four-family loans. Advances outstanding under this agreement at December 31, 2015 were  $21.2 million. All of the advances outstanding at December 31, 2016 and 2015 were term borrowings at fixed rates. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.1 million at December 31, 2016 and 2015. Fair value of the pledged securities was equal to $11.5 million and $11.7 million as of December 31, 2016 and 2015, respectively. There were no balances outstanding with the Federal Reserve Bank as of December 31, 2016 and 2015.

The Company has also established lines of credit with other correspondent banks, currently totaling $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million is secured by a pledge of the Company’s securities when a draw is made. The lines of credit provide for overnight borrowings through the purchase of Fed Funds, at an interest rate equal to the Fed Funds rate plus a spread. At December 31, 2016 and 2015, there were no balances outstanding on these lines of credit.

Long-term debt from the FHLBNY and related contractual maturities consisted of the following:

	Weighted Average Interest Rate		Amount Outstanding
	At December 31,		At December 31,
Maturity	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)

2016	-	1.40%	$-	$2,200
2017	1.09%	1.09%	1,700	1,700
2018	1.62%	1.62%	3,800	3,800
2019	1.97%	1.97%	5,950	5,950
2020	2.32%	2.32%	2,500	2,500
2021	2.27%	2.27%	5,000	5,000
	1.95%	1.89%	$18,950	$21,150

Note 9 - Lease Obligations

The Company is committed under several long-term operating leases which provide for minimum lease payments.  Certain leases contain options for renewal.  Total rental expense under these operating leases amounted to $157,000 for the year ended December 31, 2016, $144,000 for the year ended December 31, 2015 and $142,000 for the year ended December 31, 2014.

The Company is also committed under two long-term capital lease agreements. One capital lease agreement had an outstanding balance of $45,000 and $87,000 at December 31, 2016 and 2015, respectively (included in other liabilities). This lease has a remaining term of one year at December 31, 2016.  The outstanding balance of the remaining lease (included in other liabilities) at December 31, 2016 and 2015 was $877,000 and $911,000, respectively. The remaining term of this lease is 12 years. Assets related to the two capital leases are included in premises and equipment and consist of the cost of $1.5 million less accumulated depreciation of approximately $800,000 and $746,000 at December 31, 2016 and 2015, respectively.

Minimum future lease payments for the operating and capital leases at December 31, 2016 were as follows:

	Operating	Capital
	Leases	Leases
	(Dollars in thousands)
2017	$152	$165
2018	149	122
2019	149	126
2020	83	126
2021	4	126
Thereafter	-	857
Total Minimum Lease Payments	$537	$1,522
Less: Amounts representing interest		(600)
Present value of minimum lease payments		$922

Note 10- Income Taxes

The provision for income tax expense consists of the following:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Current:
Federal	$989	$526	$492
State	8	(67)	101
Total Current	997	459	593

Deferred:
Federal	(222)	63	(71)
State	-	194	45
Total Deferred	(222)	257	(26)

Total Income Tax Expense	$775	$716	$567

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income is as follows:

	Years Ended December 31,
	2016	2015	2014

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State (benefit) tax, net of federal (expense) benefit	(0.8)	(1.9)	2.6
Tax-exempt interest income	(14.7)	(17.1)	(19.5)
Deferred tax valuation allowance	1.0	4.0	-
Life insurance income	(2.2)	(2.3)	(2.4)
Other	0.8	1.0	0.5
Total Income Tax Expense	18.1%	17.7%	15.2%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Deferred compensation	$1,510	$1,501
Allowance for loan losses	1,087	760
Alternative Minimum Tax ("AMT") credit	324	422
Impairment of equity investments	189	191
Accrued expenses	147	120
Net Operating Loss ("NOL")	105	81
Stock options granted	2	66
Other	42	13
Total Deferred Tax Assets	3,406	3,154

Deferred tax liabilities:
Deferred loan origination costs	(1,138)	(1,128)
Unrealized gains on securities available for sale	(712)	(1,464)
Depreciation	(502)	(528)
Prepaid expenses	(141)	(136)
Total Deferred Tax Liabilities	(2,493)	(3,256)

Deferred tax valuation allowance	(396)	(355)

Net Deferred Tax Asset (Liability)	$517	$(457)

The net deferred tax asset was recorded in other assets on the consolidated statements of financial condition at December 31, 2016 and the net deferred tax liability was recorded in other liabilities on the consolidated statements of financial condition at December 31, 2015. In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2016, except for the following:

•	Valuation allowance of $189,000 on the deferred tax asset for the 2011 other than temporary impairment charge;
•	Valuation allowance of $207,000 on state deferred tax assets.

Management believes that the Company will not generate sufficient income of the appropriate character (i.e. capital gains) to utilize any of the deferred tax asset created by the 2011 other than temporary impairment charge. Management believes that it is more likely than not that the Company will not realize its state deferred tax assets because of reform in New York State corporate tax law.  Beginning in 2015, the most significant change in the tax law allows the Company to deduct up to 50% of its net interest income received from qualifying loans. This change effectively eliminates the Company’s New York State tax on income resulting in the Company being taxed on its apportioned capital. Because of this tax reform, the Company will not generate sufficient taxable income within New York State to realize its existing state deferred tax assets and therefore, a deferred tax valuation allowance of $43,000 and $164,000 was recorded during 2016 and 2015, respectively.

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests. The 1996 federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or bank charter. Management has no intention of taking any such actions. At December 31, 2016 and 2015, the Company’s total pre-1988 tax bad debt reserve was $2.2 million. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

ASC 740 “Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2016 and 2015. As of December 31, 2016, there has been no material change in any uncertain tax position. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The federal tax returns for the years ended December 31, 2013, 2014 and 2015 remain subject to examination by the IRS. The tax returns for the years ended December 31, 2013, 2014 and 2015 for New York State also remain subject to examination.

Note 11 - Employee and Director Benefit Plans

401K Plan

The Company maintains a 401(k) savings plan covering employees who have completed three months of service and attained age 21. Participants may make contributions to the 401(k) Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations. The plan consists of three components: 401(k), Profit Sharing and Safe Harbor. For the 401(k) component, the Company makes a matching contribution equal to 40% of the participant salary deferral, up to 6% of such employee’s compensation after one year of service. For the profit sharing component, the Company makes a discretionary contribution, up to 5.1% of an eligible employee’s salary, depending on years of service. Lastly, the Company contributes 3.4% of an eligible employee’s salary based on years of service, which is a discretionary contribution to the Safe Harbor component of the plan. The Company’s expense for all three components of the 401(k) plan for the years ended December 31, 2016, 2015 and 2014 was $426,000, $414,000, and $397,000, respectively.

1999 Supplemental Benefit Plans

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan. Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Although the plans are unfunded, the Company has purchased bank owned life insurance for the purpose of funding the liability. The cash surrender value of bank owned life insurance amounted to $7.2 million and $7.1 million at December 31, 2016 and 2015, respectively. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries. The Company had a liability under such plans of $1.3 million and $1.5 million at December 31, 2016 and 2015, respectively.

This liability was recorded in other liabilities on the consolidated statement of financial condition and was calculated using an assumed discount rate of 6.17% in 2016 and 2015.

The Company’s expense for the 1999 Plans was $96,000 for the year ended December 31, 2016 and $105,000 and $114,000 for the years ended December 31, 2015 and 2014, respectively.

2001 and 2012 Supplemental Benefit Plans

Effective October 1, 2001, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Director’s Supplemental Benefit Plan (collectively, the “2001 Plans”). The Company amended and restated the 2001 plans effective November 1, 2015.

Effective January 27, 2016, the Company amended the 2001 Supplemental Benefit Plan for Directors, resulting in a change to the benefit formula from a fixed, pre-determined dollar benefit.  The formula provides a benefit equal to a percentage of the director’s average pay.  The average pay is multiplied by number of years of service, not to exceed 20 years of service or 40% of average final pay. The benefit is payable over a period of fifteen years beginning the month following termination of service or age 72, whichever comes first.

Effective May 18, 2016, the Company amended the 2001 Supplemental Benefit Plan for Executives resulting in a change in the benefit formula from a fixed, pre-determined dollar benefit to a formula-based benefit.  The formula provides a benefit equal to a percentage of the executive’s average pay.  The average pay is multiplied by number of years of service, not to exceed 20 years of service or 40% of average final pay. The benefit is payable over a period of fifteen years beginning the month following termination of service or age 65, whichever comes first.

The 2001 Plans are unfunded. The Company had a liability under these plans of $2.2 million and $2.0 million at December 31, 2016 and 2015, respectively. This liability was recorded in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2016 and 2015.

Effective June 30, 2012, the Company implemented a Supplemental Executive Benefit Plan (the “2012 Plan”) with one executive. The 2012 Plan provides that when the Executive attains age 67, the Executive will be entitled to a fixed, pre-determined annual benefit under the 2012 Plan, which will be paid in monthly installments for 15 years. The 2012 Plan was amended on May 18, 2016 to update the fixed, pre-determined annual benefit amount. The 2012 Plan provides for a reduced benefit in the event the Executive terminates his employment for a reason other than death, disability, cause or a change in control, before the Executive attains the age 67, which will be paid in monthly installments for 15 years. In the event of death, the vested benefit is payable to the beneficiary as a lump sum payment. The Company had a liability under this plan of $324,000 and $232,000 as of December 31, 2016 and 2015, respectively. This liability was recorded in the other liabilities section on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.12% in 2016 and 2015.

Under the 2001 Plans and the 2012 Plan, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. The Company purchased bank owned life insurance for the purpose of funding this liability. The cash surrender value of the bank owned life insurance for these plans amounted to $10.5 million and $7.8 million at December 31, 2016 and 2015, respectively.  An additional $2.5 million of bank owned life insurance was purchased during the fourth quarter of 2016 to fund the increase in liability arising from the amendments to the 2001 Plans and the 2012 Plan.

The Company’s expense for the 2001 and 2012 Plans was $406,000 for the year ended December 31, 2016 and $232,000 and $223,000 for the years ended December 31, 2015 and 2014, respectively.

Note 12 – Stock-based Compensation

As of December 31, 2016, the Company had four stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $331,000, $325,000, and $207,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan (the “Stock Option Plan”), which was approved by the Company’s stockholders, permits the grant of options to its employees and non-employee directors for up to 297,562 shares of common stock. The Stock Option Plan expired on October 24, 2016, and grants of options can no longer be awarded.

Both incentive stock options and non-qualified stock options have been granted under the Stock Option Plan. The exercise price of each stock option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years.  The stock options generally vest over a five year period.

The Board of Directors granted stock options under the Stock Option Plan during 2016 as follows:

Grant Date	Number of Stock Option Awards	Vesting	Exercise Price	Awardees

October 21, 2016	13,390	20% per year with first vesting date on October 21, 2017	$14.38	Non-employee directors
October 21, 2016	51,157	20% per year with first vesting date on October 21, 2017	$14.38	Employees

A summary of the status of the Stock Option Plan as of December 31, 2016, 2015 and 2014 is presented below:

	December 31, 2016			December 31, 2015			December 31, 2014
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	118,087	$10.68		171,575	$10.92		226,312	$11.05
Granted	64,547	14.38		-	-		-	-
Exercised	(99,808)	11.19		(53,488)	11.50		(54,737)	11.47
Forfeited	-	-		-	-		-	-
Outstanding at end of year	82,826	$12.95	8.3 years	118,087	$10.68	1.4 years	171,575	$10.92	2.0 years

Options exercisable at end of year	18,279	$7.88	8.3 years	118,087	$10.68	1.4 years	168,020	$10.98	2.0 years

Fair value of options granted		$2.64			-			-

At December 31, 2016, stock options outstanding had an intrinsic value of $275,000 and there were no  remaining options available for grant under the Stock Option Plan.  The intrinsic value of stock options exercised was $218,000,  $97,000, and $77,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Compensation expense amounted to $7,000 for the year ended December 31, 2016, $1,000 for the year ended December 31, 2015, and $4,000 for the year ended December 31, 2014.  At December 31, 2016, $164,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of 58 months.

2006 Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s stockholders, permits the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock. The RRP expired on October 24, 2016, and as of October 24, 2016 all shares permitted under the plan have been granted.

The following table indicates the awards granted by the Board of Directors under the RRP during 2016:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

October 21, 2016	8,087	20% per year with first vesting date on October 21, 2017	$14.38	Employees

As of December 31, 2016, there were 94,915 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $70,000 for the year ended December 31, 2016, $66,000 for the year ended December 31, 2015 and $43,000 for the year ended December 31, 2014. At December 31, 2016, $284,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 6 to 58 months.

A summary of the status of unvested shares under the RRP for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	Weighted Average Grant Price (per Share)	2015	Weighted Average Grant Price (per Share)	2014	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	21,397	$12.25	29,031	$11.88	6,595	$7.99
Granted	8,087	14.38	100	13.42	26,471	12.25
Vested	(5,374)	12.23	(7,734)	10.89	(4,035)	7.97
Forfeited	-	-	-	-	-	-
Unvested shares outstanding at end of period	24,110	$12.96	21,397	$12.25	29,031	$11.88

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

The Board of Directors granted restricted stock awards under the EIP during 2016 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

January 20, 2016	14,337	100% on December 15, 2018, if three year performance metric is achieved	$13.35	Employees
January 28, 2016	4,078	100% on December 16, 2016	13.50	Non-employee directors
April 27, 2016	1,939	100% on December 16, 2016	13.31	Non-employee directors

A summary of the status of unvested restricted stock awards under the EIP for the years ended December 31, 2016, 2015, and 2014 is as follows:

	2016	Weighted Average Grant Price (per Share)	2015	Weighted Average Grant Price (per Share)	2014	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	27,769	$12.64	21,552	$12.19	-	$-
Granted	20,354	13.38	14,955	13.38	25,070	12.20
Vested	(10,230)	12.91	(8,169)	12.74	(3,518)	12.28
Forfeited	(11,821)	13.37	(569)	13.84	-	-
Unvested shares outstanding at end of period	26,072	$12.77	27,769	$12.64	21,552	$12.19

As of December 31, 2016, there were 21,917 shares vested or distributed to eligible participants under the EIP. Compensation expense related to the EIP amounted to $144,000 for the year ended December 31, 2016, $151,000 for the year ended December 31, 2015, and $63,000 for the year ended December 31, 2014. During the year ended December 31, 2016, the Company reversed $91,000 of previously accrued compensation expense associated with 10,117 restricted stock awards that were awarded in 2015.  Management concluded that it was more likely than not that the performance metric associated with these stock awards could not be achieved, and that the awards would not vest in 2017.  At December 31, 2016, $255,000 of unrecognized compensation cost related to unvested awards is expected to be recognized over a period of 24 to 32 months.

The Board of Directors granted stock options under the EIP during 2016 as follows:

Grant Date	Number of Stock Option Awards	Vesting	Exercise Price	Awardees

October 21, 2016	17,593	20% per year with first vesting date on October 21, 2017	$14.38	Non-employee directors
October 21, 2016	2,407	20% per year with first vesting date on October 21, 2017	$14.38	Employee

A summary of the status of stock options under the EIP as of December 31, 2016 is presented below:

	December 31, 2016
	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	-	$-
Granted	20,000	14.38
Exercised	-	-
Forfeited	-	-
Outstanding at end of year	20,000	$14.38	9.8

Options exercisable at end of year	-	$-

Fair value of options granted		2.64

At December 31, 2016, stock options outstanding had an intrinsic value of $38,000 and there were no remaining options available for grant under the EIP. Compensation expense amounted to $2,000 for the year ended December 31, 2016.  At December 31, 2016, $51,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 58 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank.  All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP.  The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses.  As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million.  As of December 31, 2016, the balance of the loan to the ESOP was $1.7 million and the fair value of unallocated shares was $2.5 million.  As of December 31, 2016, there were 69,333 allocated shares and 150,765 unallocated shares compared to 65,617 allocated shares and 158,699 unallocated shares at December 31, 2015 and 59,098 allocated shares and 166,635 unallocated shares at December 31, 2014. The ESOP compensation expense was $108,000 for the year ended December 31, 2016, $107,000 for the year ended December 31, 2015, and $97,000 for the year ended December 31, 2014 based on 7,935 shares earned in each of those years.

Note 13 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2016 and 2015 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and 2015 were as follows:

	Fair Value Measurements at December 31, 2016
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Municipal bonds	$50,698	$-	$50,698	$-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	37	-	37	-
Collateralized mortgage obligations-government sponsored entities	28,830	-	28,830	-
Government National Mortgage Association	329	-	329	-
Federal National Mortgage Association	3,582	-	3,582	-
Federal Home Loan Mortgage Corporation	1,867	-	1,867	-
Asset-backed securities:
Private label	832	-	-	832
Government sponsored entities	76	-	76	-
Equity securities	84	-	84	-
Total	$86,335	$-	$85,503	$832

	Fair Value Measurements at December 31, 2015
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Treasury bonds	$14,111	$14,111	$-	$-
Municipal bonds	51,808	-	51,808	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	48	-	48	-
Collateralized mortgage obligations-government sponsored entities	38,342	-	38,342	-
Government National Mortgage Association	427	-	427	-
Federal National Mortgage Association	4,542	-	4,542	-
Federal Home Loan Mortgage Corporation	2,301	-	2,301	-
Asset-backed securities:
Private label	1,501	-	-	1,501
Government sponsored entities	97	-	97	-
Equity securities	36	-	36	-
Total	$113,213	$14,111	$97,601	$1,501

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the years ended December 31, 2016 and 2015.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the years ended December 31, 2016 and 2015:

	2016	2015
	(Dollars in thousands)
Beginning Balance	$1,501	$2,023
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income(loss)	48	45
Total losses - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income(loss)	(103)	(120)
Sales	-	-
Principal paydowns	(614)	(447)
Transfers to (out of) Level 3	-	-
Ending Balance	$832	$1,501

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

The following table presents additional quantitative information about the Level 3 inputs for the asset backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of December 31, 2016 and 2015 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
December 31, 2016
Asset-backed securities - private label	$832	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	5 - 10	5.00%	70.0% - 100.0%

December 31, 2015
Asset-backed securities - private label	$1,501	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	4 - 10	4.0% - 6.0%	70.0% - 100.0%

Level 3 inputs are determined by the Company’s management using inputs from its third party financial advisor on a quarterly basis. The significant unobservable inputs used in the fair value measurement of the reporting entity’s asset-backed, private label securities are prepayment rates, probability of default and loss severity in the event of default. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and 2015 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At December 31, 2016
Impaired loans	$760	$-	$-	$760
Foreclosed real estate	241	-	-	241

At December 31, 2015
Impaired loans	$60	$-	$-	$60
Foreclosed real estate	263	-	-	263

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At December 31, 2016
Impaired loans	$760	Market valuation of underlying collateral (1) and discounted cash flows (2)	Direct Disposal Costs (3)	7.00-33.00%
Foreclosed real estate	241	Market valuation of property (1)	Direct Disposal Costs (3)	7.00-10.00%
At December 31, 2015
Impaired loans	$60	Market valuation of underlying collateral (1)	Direct Disposal Costs (3)	7.00-10.00%
Foreclosed real estate	263	Market valuation of property (1)	Direct Disposal Costs (3)	7.00-15.00%

(1)Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.

(2)Fair value is generally determined using a discounted future cash flow method for non-collateral dependent loans. This method takes into account interest rates currently being offered to customers for loans with similar terms and with estimated maturity.  The estimate of maturity is based on the borrower’s contractual cash flows and may be adjusted for prepayment estimates based on current economic and lending conditions.

(3)The fair value basis of impaired loans and foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

At December 31, 2016, impaired loans valued using Level 3 inputs had a carrying amount of $1.2 million and valuation allowances of $400,000. By comparison, at December 31, 2015, impaired loans valued using Level 3 inputs had a carrying amount of $80,000 and valuation allowances of $20,000.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan or by using a discounted future cash flow method if the loan is not collateral dependent. At December 31, 2016, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the year ended December 31, 2016 comprised of two loans with a fair value of $1.0 million and resulted in an additional provision for loan loss of $400,000. At December 31, 2015, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the year ended December 31, 2015 comprised of one loan with a fair value of $45,000 and resulted in an additional provision for loan loss of $20,000.

At December 31, 2016, foreclosed real estate valued using Level 3 inputs had a carrying amount of $341,000 and valuation allowances of $100,000. By comparison at December 31, 2015, foreclosed real estate valued using Level 3 inputs had a carrying amount of $347,000 and valuation allowances of $84,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At December 31, 2016, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2016 comprised of six properties with a fair value of $217,000 and resulted in an additional provision for loan loss of $73,000 and subsequent write-downs recorded in non-interest expense of $6,000. At December 31, 2015, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2015 comprised of seven properties with a fair value of $294,000 and resulted in an additional provision for loan losses of $72,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at December 31, 2016
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$45,479	$45,479	$45,479	$-	$-
Securities available for sale	86,335	86,335	-	85,503	832
Federal Home Loan Bank stock	1,340	1,340	-	1,340	-
Loans receivable, net	326,365	322,031	-	-	322,031
Accrued interest receivable	1,600	1,600	-	1,600	-
Financial liabilities:
Deposits	385,893	388,855	-	388,855	-
Long-term debt	18,950	18,984	-	18,984	-
Accrued interest payable	32	32	-	32	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2015
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$34,227	$34,227	$34,227	$-	$-
Securities available for sale	113,213	113,213	14,111	97,601	1,501
Federal Home Loan Bank stock	1,454	1,454	-	1,454	-
Loans receivable, net	297,101	291,203	-	-	291,203
Accrued interest receivable	1,648	1,648	-	1,648	-
Financial liabilities:
Deposits	369,155	370,120	-	370,120	-
Long-term debt	21,150	21,183	-	21,183	-
Accrued interest payable	37	37	-	37	-
Off-balance-sheet financial instruments	-	-	-	-	-

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

As of January 1, 2015, new federal regulations that substantially revised the minimum capital standards and the method for calculating risk-weighted assets became applicable to the Company.  The revised regulations are now consistent with the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The revised regulations established a new common equity Tier 1 (“CET1”) minimum capital requirement, increased the minimum Tier 1 capital ratio, changed the risk weight of certain assets for purposes of calculating the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purposes of meeting these various capital requirements.  As of January 2016, failure to maintain the required capital conservation buffer limits the ability of the Bank to pay dividends or discretionary bonuses.  The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small savings and loan holding companies or bank holding companies with assets under $1 billion.

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

The OCC’s prompt corrective action standards changed effective January 1, 2015.  Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged).  As of December 31, 2016, the Bank met all of the new requirements, including the full capital conservation buffer that will be required by January 2019.

The most recent notification from the Federal banking agencies categorized the Bank as well capitalized at December 31, 2016 under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2016 and 2015 are presented in the following table:

The Bank’s actual capital amounts and ratios at December 31, 2016 and 2015 are presented in the following table:
	Actual		Minimum Ratio For Capital Adequacy Purposes		Minimum Ratio To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
At December 31, 2016
Total capital (to risk-weighted assets)	$73,063	23.15%	$25,248	8.00%	$31,561	10.00%	15.150%	0.625%
Tier 1 capital (to risk-weighted assets)	70,157	22.23%	18,936	6.00%	25,248	8.00%	16.230%	0.625%
CET 1 capital (to risk-weighted assets)	70,157	22.23%	14,202	4.50%	20,514	6.50%	17.730%	0.625%
Tier 1 Leverage (to adjusted total assets)	70,157	14.73%	19,046	4.00%	23,807	5.00%	10.730%	0.625%
At December 31, 2015
Total capital (to risk-weighted assets)	$68,639	24.93%	$22,028	8.00%	$27,535	10.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	66,652	24.21%	16,521	6.00%	22,028	8.00%	n/a	n/a
CET 1 capital (to risk-weighted assets)	66,652	24.21%	12,391	4.50%	17,898	6.50%	n/a	n/a
Tier 1 Leverage (to adjusted total assets)	66,652	14.31%	18,636	4.00%	23,295	5.00%	n/a	n/a

Following is a reconciliation of Lake Shore Savings Bank’s consolidated GAAP capital to regulatory Tier 1 and CET 1 capital, as well as to Total capital at December 31, 2016 and December 31, 2015:

	December 31,
	2016	2015
	(Dollars in thousands)

GAAP (Equity) Capital:	$71,620	$69,584
Plus:
Unrealized gains on available-for-sale securities, net of tax	(1,382)	(2,842)
Less:
Additional tier 1 capital deductions	(81)	(90)

Tier 1 Capital and CET1 Capital	70,157	66,652

Plus:
Allowance for loan losses	2,882	1,985
Unrealized gains on available-for-sale securities includible in regulatory capital	28	6
Less:
Other investments required to be deducted	(4)	(4)

Total Regulatory Capital	$73,063	$68,639

Note 15 – Earnings per Share

Earnings per share was calculated for the years ended December 31, 2016, 2015 and 2014, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the ESOP, RRP and EIP. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2016	2015	2014
Numerator – net income	$3,515,000	$3,338,000	$3,158,000
Denominator:
Basic weighted average shares outstanding	6,014,973	5,893,343	5,750,604
Increase in weighted average shares outstanding due to:
Stock options	7,676	26,077	25,035
Diluted weighted average shares outstanding (1)	6,022,649	5,919,420	5,775,639

Earnings per share:
Basic	$0.58	$0.57	$0.55
Diluted	$0.58	$0.56	$0.55

(1)

Stock options to purchase 64,547 shares under the Stock Option Plan and 20,000 shares under the EIP at $14.38 were outstanding during 2016, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 16 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at December 31, 2016 and 2015. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	December 31,	December 31,
	2016	2015
	(Dollars in thousands)

Commitments to grant loans	$24,707	$12,224
Unfunded commitments under lines of credit	$35,356	$34,847

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At December 31, 2016 and 2015, the Company’s loan commitments with fixed rates for the next five years totaled $12.0 million and $6.3 million, respectively.  The range of interest rates on these fixed rate commitments was 3.38% to 6.00% at December 31, 2016.

Note 17 – Parent Company Only Financial Information

Parent Company (Lake Shore Bancorp, Inc.) only condensed financial information is as follows:

Statements of Financial Condition

	December 31,
	2016	2015
	(Dollars in thousands)
Assets

Cash and due from banks	$2,707	$2,416
Securities available for sale	4	89
Investment in subsidiary	71,620	69,583
ESOP loan receivable	1,666	1,706
Other assets	33	87

Total assets	$76,030	$73,881

Liabilities and Stockholders' Equity

Other liabilities	-	5
Total stockholders' equity	76,030	73,876

Total liabilities and stockholders' equity	$76,030	$73,881

Statements of Income
	For the Years Ended
	December 31,
	2016	2015	2014
	(Dollars in thousands)

Interest Income	$137	$142	$152
Dividend distributed by bank subsidiary	-	-	1,250
Total Income	137	142	1,402
Non-interest Expenses	378	348	349
(Loss)/Income before income taxes and equity in undistributed net income of subsidiary	(241)	(206)	1,053
Income tax benefit	(103)	(92)	(100)
(Loss)/Income before undistributed net income of subsidiary	(138)	(114)	1,153
Equity in undistributed net income of subsidiary	3,653	3,452	2,005
Net Income	$3,515	$3,338	$3,158

Statements of Comprehensive Income
	For the Years Ended
	December 31,
	2016	2015	2014
	(Dollars in thousands)

Net Income	$3,515	$3,338	$3,158
Other Comprehensive (Loss)/Income, net of tax:
Unrealized holding losses on securities available for sale, net of tax benefit 2016 $-; 2015 $2; 2014 $3	(1)	(3)	(5)
Unrealized holding (losses) gains on securities available for sale of subsidiary, net of tax benefit (expense) 2016 $148; 2015 $551; 2014 $(1,997)	(286)	(278)	3,163
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income of subsidiary, net of tax expense 2016 $48; 2015 $54; 2014 $68	(94)	(106)	(107)
Gains on sales of securities included in net income of subsidiary, net of tax expense 2016 $556; 2015 $150; 2014 $23	(1,080)	(290)	(36)
Total Other Comprehensive (Loss)/Income	(1,461)	(677)	3,015
Total Comprehensive Income	$2,054	$2,661	$6,173

Statements of Cash Flows
	For the Years Ended
	December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$3,515	$3,338	$3,158
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP shares committed to be released	108	107	99
Stock based compensation expense	217	220	110
Decrease in other assets	206	54	101
(Decrease) increase in other liabilities	-	(22)	118
Equity in undistributed earnings of subsidiary	(3,653)	(3,452)	(2,005)
Net Cash Provided by Operating Activities	393	245	1,581
Cash Flows from Investing Activities:
Activity in available for sale securities:
Maturities, prepayments and calls	83	108	133
Payments received on ESOP loan	40	85	85
Net Cash Provided by Investing Activities	123	193	218
Cash Flows from Financing Activities:
Proceeds from stock options exercised	1,118	615	629
Purchase of treasury stock	(455)	(746)	(62)
Cash dividends paid	(888)	(611)	(590)
Net Cash Used in Financing Activities	(225)	(742)	(23)
Net Increase (Decrease) in Cash and Cash Equivalents	291	(304)	1,776
Cash and Cash Equivalents - Beginning	2,416	2,720	944
Cash and Cash Equivalents - Ending	$2,707	$2,416	$2,720

Note 18 – Quarterly Financial Data – Unaudited

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in thousands, except per share amounts)
Total interest income	$4,410	$4,397	$4,347	$4,364
Total interest expense	572	565	570	587
Net interest income	3,838	3,832	3,777	3,777
Provision for loan losses	815	125	55	130
Net interest income after provision for loan losses	3,023	3,707	3,722	3,647
Total non-interest income	599	658	603	2,210
Total non-interest expense	3,566	3,420	3,491	3,402
Income before income taxes	56	945	834	2,455
Income tax (benefit) expense	(84)	188	170	501
Net Income	$140	$757	$664	$1,954
Basic and diluted earnings per share	$0.02	$0.13	$0.11	$0.33

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in thousands, except per share amounts)
Total interest income	$4,353	$4,427	$4,408	$4,399
Total interest expense	593	662	716	786
Net interest income	3,760	3,765	3,692	3,613
Provision for loan losses	160	30	185	25
Net interest income after provision for loan losses	3,600	3,735	3,507	3,588
Total non-interest income	598	1,028	547	534
Total non-interest expense	3,250	3,264	3,262	3,307
Income before income taxes	948	1,499	792	815
Income tax expense	114	263	93	246
Net Income	$834	$1,236	$699	$569
Basic and diluted earnings per share	$0.14	$0.21	$0.12	$0.10

Note 19 – Treasury Stock

During the year ended December 31, 2016, the Company repurchased 33,200 shares of common stock at an average cost of $13.69 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of December 31, 2016, there were 84,501 shares remaining to be repurchased under the existing stock repurchase program. During the year ended December 31, 2016, the Company transferred 20,354 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.69 per share to fund awards that had granted under the 2012 Equity Incentive Plan. During the year ended December 31, 2016, there were 1,704 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.55 per share due to stock forfeitures.

During the year ended December 31, 2015, the Company repurchased 55,000 shares of common stock at an average cost of $13.56 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of December 31, 2015, there were 117,701 shares remaining to be repurchased under the existing stock repurchase program. During the year ended December 31, 2015, the Company transferred 14,886 shares of common stock out of treasury stock reserved for the 2012

Equity Incentive Plan at an average cost of $9.39 per share to fund awards that had granted under the 2012 Equity Incentive Plan.

Note 20 – Other Comprehensive Income (Loss)

In addition to presenting the Consolidated Statements of Comprehensive Income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive (loss) income for the periods presented:

	For the Year Ended December 31, 2016
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(435)	$148	$(287)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(142)	48	(94)
Gain on sale of securities included in net income	(1,636)	556	(1,080)
Total Other Comprehensive Loss	$(2,213)	$752	$(1,461)

	For the Year Ended December 31, 2015
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(834)	$553	$(281)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(160)	54	(106)
Gain on sale of securities included in net income	(440)	150	(290)
Total Other Comprehensive Loss	$(1,434)	$757	$(677)

	For the Year Ended December 31, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Net unrealized gains arising during the period	$5,152	$(1,994)	$3,158
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(175)	68	(107)
Net gain on sale of securities included in net income	(59)	23	(36)
Total Other Comprehensive Income	$4,918	$(1,903)	$3,015

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive (loss) income for the indicated periods:

	Amounts Reclassified from
Details about Accumulated	Accumulated Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income	for the years ended December 31,			Affected Line Item on the Consolidated
Components	2016	2015	2014	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale
Recovery on previously impaired investment securities	$(142)	$(160)	$(175)	Recovery on previously impaired investment securities
Sale of securities	(1,636)	(440)	(59)	Gain on sale of securities available for sale
	(1,778)	(600)	(234)
Provision for income tax expense	604	204	91	Income Tax Expense
Total reclassification for the period	$(1,174)	$(396)	$(143)	Net Income

Note 21 – Subsequent Events

On February 8, 2017, the Board of Directors declared a quarterly cash dividend of $0.08 per share on the Company’s common stock, payable on March 13, 2017 to shareholders of record as of February 23, 2017. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 59.7% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $291,000. On February 8, 2017, a special meeting of the MHC members (i.e., Lake Shore Savings Bank depositors) was held to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.32 per share that may be declared by the Company in the 12 months subsequent to the approval by members (in accordance with the regulation of the Board of Governors of the Federal Reserve System). At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve Board in order to obtain their non-objection of the dividend waiver. As of March 7, 2017, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 8, 2018, aggregating up to $0.32 per share. The MHC waived $765,000 of dividends during the year ended December 31, 2016.  During the three months ended September 30, 2016, the MHC elected to receive the quarterly cash dividend of $255,000 to replenish cash at the top-tier holding company for use towards operating expenses. Cumulatively, Lake Shore, MHC has waived approximately $8.2 million of cash dividends as of December 31, 2016.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.