Form 10-Q
period 2017-03-31
LAKE SHORE BANCORP, INC.
filed 2017-05-12
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes  [X]No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]        No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 6,112,322 shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 4, 2017.

PART I

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2017	2016
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,846	$8,089
Interest earning deposits	9,890	6,889
Federal funds sold	16,149	30,501
Cash and Cash Equivalents	33,885	45,479
Securities available for sale	83,630	86,335
Federal Home Loan Bank stock, at cost	1,340	1,340
Loans receivable, net of allowance for loan losses 2017 $3,198; 2016 $2,882	345,032	326,365
Premises and equipment, net	8,625	8,747
Accrued interest receivable	1,800	1,600
Bank owned life insurance	17,806	17,719
Other assets	1,749	1,589
Total Assets	$493,867	$489,174
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$338,120	$330,004
Non-interest bearing	52,690	55,889
Total Deposits	390,810	385,893
Long-term debt	18,950	18,950
Advances from borrowers for taxes and insurance	2,249	3,183
Other liabilities	5,257	5,118
Total Liabilities	$417,266	$413,144
Commitments and Contingencies	-	-
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,827,236 shares issued and 6,115,822 shares outstanding at March 31, 2017 and 6,827,236 shares issued and 6,088,674 shares outstanding at December 31, 2016	$68	$68
Additional paid-in capital	30,571	30,532
Treasury stock, at cost (711,414 shares at March 31, 2017 and 738,562 shares at December 31, 2016)	(7,032)	(7,300)
Unearned shares held by ESOP	(1,599)	(1,620)
Unearned shares held by compensation plans	(783)	(578)
Retained earnings	54,076	53,546
Accumulated other comprehensive income	1,300	1,382
Total Stockholders' Equity	76,601	76,030
Total Liabilities and Stockholders' Equity	$493,867	$489,174

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$4,062	$3,514
Investment securities, taxable	210	383
Investment securities, tax-exempt	448	451
Other	38	16
Total Interest Income	4,758	4,364
Interest Expense
Deposits	477	468
Long-term debt	92	96
Other	21	23
Total Interest Expense	590	587
Net Interest Income	4,168	3,777
Provision for Loan Losses	350	130
Net Interest Income after Provision for Loan Losses	3,818	3,647
Non-Interest Income
Service charges and fees	447	434
Earnings on bank owned life insurance	87	67
Recovery on previously impaired investment securities	39	35
Gain on sale of securities available for sale	25	1,636
Net gain on sale of loans	7	15
Other	25	23
Total Non-Interest Income	630	2,210
Non-Interest Expenses
Salaries and employee benefits	1,890	1,790
Occupancy and equipment	610	581
Data processing	307	265
Professional services	227	270
Advertising	167	113
Postage and supplies	63	54
FDIC Insurance	36	65
Other	277	264
Total Non-Interest Expenses	3,577	3,402
Income before Income Taxes	871	2,455
Income Tax Expense	155	501
Net Income	$716	$1,954
Basic and diluted earnings per common share	$0.12	$0.33
Dividends declared per share	$0.08	$0.07

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(Dollars in thousands)

Net Income	$716	$1,954

Other Comprehensive Loss, net of tax benefit:
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense)	(40)	975

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(26)	(23)
Net gain on sale of securities included in net income, net of tax expense	(16)	(1,080)
Total Other Comprehensive Loss	(82)	(128)

Total Comprehensive Income	$634	$1,826

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2017 and 2016 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2016	$67	$29,359	$(7,026)	$(1,706)	$(580)	$50,919	$2,843	$73,876
Net income	-	-	-	-	-	1,954	-	1,954
Other comprehensive loss, net of tax benefit of $65	-	-	-	-	-	-	(128)	(128)
Stock options exercised (28,603 shares)	1	327	-	-	-	-	-	328
ESOP shares earned (1,984 shares)	-	5	-	22	-	-	-	27
Compensation plan shares granted (18,415 shares)	-	-	179	-	(179)	-	-	-
Compensation plan shares earned (5,092 shares)	-	10	-	-	54	-	-	64
Purchase of treasury stock, at cost (10,000 shares)	-	-	(136)	-	-	-	-	(136)
Cash dividends declared ($0.07 per share)	-	-	-	-	-	(157)	-	(157)
Balance - March 31, 2016	$68	$29,701	$(6,983)	$(1,684)	$(705)	$52,716	$2,715	$75,828

Balance - January 1, 2017	$68	$30,532	$(7,300)	$(1,620)	$(578)	$53,546	$1,382	$76,030
Net income	-	-	-	-	-	716	-	716
Other comprehensive loss, net of tax benefit of $42	-	-	-	-	-	-	(82)	(82)
ESOP shares earned (1,984 shares)	-	10	-	21	-	-	-	31
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (27,348 shares)	-	-	270	-	(270)	-	-	-
Compensation plan shares forfeited (200 shares)	-	-	(2)	-	2	-	-	-
Compensation plan shares earned (5,862 shares)	-	18	-	-	63	-	-	81
Cash dividends declared ($0.08 per share)	-	-	-	-	-	(186)	-	(186)
Balance - March 31, 2017	$68	$30,571	$(7,032)	$(1,599)	$(783)	$54,076	$1,300	$76,601

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$716	$1,954
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	34	49
Net amortization of deferred loan costs	125	129
Provision for loan losses	350	130
Recovery on previously impaired investment securities	(39)	(35)
Gain on sale of investment securities	(25)	(1,636)
Originations of loans held for sale	(451)	(1,296)
Proceeds from sales of loans held for sale	458	1,311
Gain on sale of loans	(7)	(15)
Depreciation and amortization	225	216
Increase in bank owned life insurance, net	(87)	(67)
ESOP shares committed to be released	31	27
Stock based compensation expense	92	64
Increase in accrued interest receivable	(200)	(73)
(Increase) decrease in other assets	(116)	41
Increase in other liabilities	139	81
Net Cash Provided by Operating Activities	1,245	880
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	736	14,406
Maturities, prepayments and calls	2,274	2,615
Purchases	(399)	-
Redemptions of Federal Home Loan Bank Stock	-	99
Loan origination and principal collections, net	(19,142)	(4,877)
Additions to premises and equipment	(105)	(91)
Net Cash (Used in) Provided by Investing Activities	(16,636)	12,152
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,917	2,025
Net decrease in advances from borrowers for taxes and insurance	(934)	(889)
Proceeds from issuance of long-term debt	700	-
Repayment of long-term debt	(700)	(2,200)
Proceeds from stock options exercised	-	328
Purchase of treasury stock	-	(136)
Cash dividends paid	(186)	(157)
Net Cash Provided by (Used in) Financing Activities	3,797	(1,029)
Net (Decrease) Increase in Cash and Cash Equivalents	(11,594)	12,003
CASH AND CASH EQUIVALENTS - BEGINNING	45,479	34,227
CASH AND CASH EQUIVALENTS - ENDING	$33,885	$46,230
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$588	$592
Income taxes paid	$-	$-

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$-	$32

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

The interim consolidated financial statements included herein as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The consolidated statements of income for the three months ended March 31, 2017 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2017.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of March 31, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-17, “Income Taxes (Topic 740):  Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 was issued to simplify the presentation of deferred income taxes. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015- 17 apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in ASU 2015- 17. The adoption of ASU 2015-17 does not have an impact on the Company’s consolidated financial statements or results of operations.

The Company adopted FASB ASU 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 also eliminates the guidance in FASB Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), “Share-Based Payment”. This should not result in a change in practice because the guidance that is being superseded was never effective. The adoption of 2016-09 does not have a material impact on the Company’s consolidated financial statements or results of operations.

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20)” (“ASU 2017-08”). ASU 2017-08 will amend the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2018 for all public business entities. Early application is permitted for any interim period. Management does not expect the adoption of ASU 2017-08 to have a material impact on its consolidated financial statements and results of operations.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Municipal bonds	$48,548	$1,769	$(12)	$50,305
Mortgage-backed securities:
Collateralized mortgage obligations-private label	36	-	-	36
Collateralized mortgage obligations-government sponsored entities	27,403	79	(420)	27,062
Government National Mortgage Association	282	20	-	302
Federal National Mortgage Association	3,269	117	(14)	3,372
Federal Home Loan Mortgage Corporation	1,745	50	-	1,795
Asset-backed securities-private label	289	350	(7)	632
Asset-backed securities-government sponsored entities	66	5	-	71
Equity securities	22	33	-	55
	$81,660	$2,423	$(453)	$83,630

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Municipal bonds	$48,869	$1,847	$(18)	$50,698
Mortgage-backed securities:
Collateralized mortgage obligations-private label	37	-	-	37
Collateralized mortgage obligations-government sponsored entities	29,170	83	(423)	28,830
Government National Mortgage Association	306	23	-	329
Federal National Mortgage Association	3,457	128	(3)	3,582
Federal Home Loan Mortgage Corporation	1,825	42	-	1,867
Asset-backed securities-private label	484	362	(14)	832
Asset-backed securities-government sponsored entities	71	5	-	76
Equity securities	22	62	-	84
	$84,241	$2,552	$(458)	$86,335

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At March 31, 2017 and at December 31, 2016, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At March 31, 2017 and December 31, 2016, thirty-three municipal bonds and thirty-four municipal bonds, respectively, with a cost of $11.1 million and fair value of $11.5 million, were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. In addition at March 31, 2017 and December 31, 2016 fourteen municipal bonds with a cost and fair value of $3.6 million and $3.7 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
March 31, 2017
Municipal bonds	$1,223	$(12)	$-	$-	$1,223	$(12)
Mortgage-backed securities	14,343	(211)	8,506	(223)	22,849	(434)
Asset-backed securities -private label	282	(7)	-	-	282	(7)
	$15,848	$(230)	$8,506	$(223)	$24,354	$(453)

December 31, 2016
Municipal bonds	$1,430	$(18)	$-	$-	$1,430	$(18)
Mortgage-backed securities	13,902	(197)	9,220	(229)	23,122	(426)
Asset-backed securities -private label	470	(14)	-	-	470	(14)
	$15,802	$(229)	$9,220	$(229)	$25,022	$(458)

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly.

At March 31, 2017, the Company’s investment portfolio included several securities, including two private label asset-backed securities, in the “unrealized losses less than twelve months” category. With the exception of the private label asset-backed securities, the securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, and the securities were issued by government sponsored enterprises.

At March 31, 2017, the Company had several securities in the “unrealized losses twelve months or more” category. These securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased.

The private label asset-backed securities were evaluated further for OTTI, as the probability of default is high and the Company’s analysis indicated a possible loss of principal. The following tables provide additional information relating to the two private label asset-backed securities as of March 31, 2017 and December 31, 2016 (dollars in thousands):

At March 31, 2017
					Delinquent %
Security	Book Value	Fair Value	Unrealized Loss	Lowest Rating	Over 60 days	Over 90 days	Foreclosure%	OREO%
1	$232	$225	$(7)	B-	15.40%	13.60%	6.50%	0.30%
2	57	57	-	B-	12.60%	11.10%	5.20%	0.80%
Total	$289	$282	$(7)

At December 31, 2016
					Delinquent %
Security	Book Value	Fair Value	Unrealized Loss	Lowest Rating	Over 60 days	Over 90 days	Foreclosure%	OREO%
1	$355	$342	$(13)	B-	15.90%	14.90%	7.00%	0.30%
2	129	128	(1)	B-	12.70%	11.70%	4.50%	1.10%
Total	$484	$470	$(14)

Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the securities listed above did not reflect the need to record an OTTI charge against earnings as of March 31, 2017. The estimated discounted cash flows for these securities did not show an additional principal loss under various prepayment and default rate scenarios.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of March 31, 2017. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of March 31, 2017 on these securities.

The unrealized losses shown in the previous table, were recorded as a component of other comprehensive loss, net of tax on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Beginning balance	$554	$696
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(39)	(35)
Ending balance	$515	$661

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
March 31, 2017:
After one year through five years	$3,556	$3,730
After five years through ten years	28,466	29,527
After ten years	16,526	17,048
Mortgage-backed securities	32,735	32,567
Asset-backed securities	355	703
Equity securities	22	55
	$81,660	$83,630

During the three months ended March 31, 2017, the Company sold three municipal bonds for total proceeds of $736,000 resulting in realized gains of $25,000. During the three months ended March 31, 2016 the Company sold nine U.S. treasury bonds for total proceeds of $14.4 million resulting in realized gains of $1.6 million.

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

The following tables summarize the activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of March 31, 2017 and December 31, 2016:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2017
Allowance for Loan Losses:
Balance – January 1, 2017	$431	$114	$1,803	$150	$338	$28	$18	$2,882
Charge-offs	-	-	-	-	(18)	(22)	-	(40)
Recoveries	1	-	-	-	1	4	-	6
Provision	28	3	165	43	60	11	40	350
Balance – March 31, 2017	$460	$117	$1,968	$193	$381	$21	$58	$3,198
Ending balance: individually evaluated for impairment	$-	$-	$390	$-	$10	$-	$-	$400
Ending balance: collectively evaluated for impairment	$460	$117	$1,578	$193	$371	$21	$58	$2,798

Gross Loans Receivable (1):
Ending balance	$147,864	$35,978	$117,702	$18,014	$24,408	$1,267	$-	$345,233
Ending balance: individually evaluated for impairment	$189	$22	$1,907	$-	$159	$-	$-	$2,277
Ending balance: collectively evaluated for impairment	$147,675	$35,956	$115,795	$18,014	$24,249	$1,267	$-	$342,956

(1)	Gross Loans Receivable does not include allowance for loan losses of $(3,198) or deferred loan costs of $2,997.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2016
Allowance for Loan Losses:
Balance – January 1, 2016	$351	$120	$1,204	$59	$197	$22	$32	$1,985
Charge-offs	(49)	(3)	-	-	(4)	(11)	-	(67)
Recoveries	1	-	-	-	-	3	-	4
Provision (Credit)	154	14	(109)	38	34	15	(16)	130
Balance – March 31, 2016	$457	$131	$1,095	$97	$227	$29	$16	$2,052

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2016
Allowance for Loan Losses:
Balance – December 31, 2016	$431	$114	$1,803	$150	$338	$28	$18	$2,882
Ending balance: individually evaluated for impairment	$-	$-	$390	$-	$10	$-	$-	$400
Ending balance: collectively evaluated for impairment	$431	$114	$1,413	$150	$328	$28	$18	$2,482

Gross Loans Receivable (1):
Ending Balance	$149,333	$35,534	$107,243	$12,361	$20,447	$1,313	$-	$326,231
Ending balance: individually evaluated for impairment	$190	$22	$3,162	$-	$163	$-	$-	$3,537
Ending balance: collectively evaluated for impairment	$149,143	$35,512	$104,081	$12,361	$20,284	$1,313	$-	$322,694

(1)	Gross Loans Receivable does not include allowance for loan losses of $(2,882) or deferred loan costs of $3,016.

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

The following is a summary of information pertaining to impaired loans for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Three Months Ended
	At March 31, 2017			March 31, 2017
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$189	$189	$-	$189	$3
Home equity	22	22	-	22	-
Commercial real estate	889	889	-	1,555	212
Commercial loans	54	54	-	54	-
Total impaired loans with no related allowance	1,154	1,154	-	1,820	215

With an allowance recorded:
Commercial real estate	1,018	1,018	390	1,018	-
Commercial loans	105	105	10	106	-
Total impaired loans with an allowance	1,123	1,123	400	1,124	-

Total of impaired loans:
Residential, one- to four-family	189	189	-	189	3
Home equity	22	22	-	22	-
Commercial real estate	1,907	1,907	390	2,573	212
Commercial loans	159	159	10	160	-
Total impaired loans	$2,277	$2,277	$400	$2,944	$215

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2016			December 31, 2016
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$190	$190	$-	$224	$14
Home equity	22	22	-	24	1
Commercial real estate	2,148	2,148	-	2,299	29
Commercial loans	54	54	-	71	-
Total impaired loans with no related allowance	2,414	2,414	-	2,618	44

With an allowance recorded:
Commercial real estate	1,014	1,014	390	1,011	31
Commercial loans	109	109	10	135	5
Total impaired loans with an allowance	1,123	1,123	400	1,146	36

Total of impaired loans:
Residential, one- to four-family	190	190	-	224	14
Home equity	22	22	-	24	1
Commercial real estate	3,162	3,162	390	3,310	60
Commercial loans	163	163	10	206	5
Total impaired loans	$3,537	$3,537	$400	$3,764	$80

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
March 31, 2017:
Real Estate Loans:
Residential, one- to four-family	$870	$711	$1,057	$2,638	$145,226	$147,864	$2,205
Home equity	185	57	259	501	35,477	35,978	335
Commercial	-	-	1,725	1,725	115,977	117,702	1,725
Construction	-	-	-	-	18,014	18,014	-
Other Loans:
Commercial	5	3	54	62	24,346	24,408	159
Consumer	13	6	18	37	1,230	1,267	21
Total	$1,073	$777	$3,113	$4,963	$340,270	$345,233	$4,445

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
December 31, 2016:
Real Estate Loans:
Residential, one- to four-family	$1,192	$782	$1,038	$3,012	$146,321	$149,333	$2,165
Home equity	141	206	158	505	35,029	35,534	329
Commercial	-	-	2,977	2,977	104,266	107,243	2,977
Construction	-	-	-	-	12,361	12,361	-
Other Loans:
Commercial	-	19	56	75	20,372	20,447	205
Consumer	31	-	28	59	1,254	1,313	28
Total	$1,364	$1,007	$4,257	$6,628	$319,603	$326,231	$5,704

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the three month periods ended March 31, 2017 and 2016 was $82,000 and $72,000, respectively.

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

The Company’s Asset Classification Committee is responsible for monitoring risk ratings and making changes as deemed appropriate.  Each commercial loan is individually assigned a loan classification.  The Company’s consumer loans, including residential one- to four-family loans and home equity loans, are not classified as described above.  Instead, the Company uses the delinquency status as the basis for classifying these loans.  Generally, all consumer loans more than 90 days past due are classified and placed in non-accrual. Such loans that are well-secured and in the process of collection will remain in accrual status.

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of March 31, 2017 and December 31, 2016:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
March 31, 2017
Real Estate Loans:
Residential, one- to four-family	$144,931	$-	$2,933	$-	$-	$147,864
Home equity	35,364	-	614	-	-	35,978
Commercial	113,969	464	3,269	-	-	117,702
Construction	18,014	-	-	-	-	18,014
Other Loans:
Commercial	23,906	14	488	-	-	24,408
Consumer	1,266	-	-	-	1	1,267
Total	$337,450	$478	$7,304	$-	$1	$345,233

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2016
Real Estate Loans:
Residential, one- to four-family	$146,333	$-	$3,000	$-	$-	$149,333
Home equity	35,025	-	509	-	-	35,534
Commercial	102,216	1,759	3,268	-	-	107,243
Construction	12,361	-	-	-	-	12,361
Other Loans:
Commercial	19,865	297	270	15	-	20,447
Consumer	1,306	-	6	-	1	1,313
Total	$317,106	$2,056	$7,053	$15	$1	$326,231

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At March 31, 2017
Real Estate Loans:
Residential, one- to four-family	5	$189	-	$-	5	$189	-	$-
Home equity	2	22	1	19	1	3	-	-
Other Loans:
Commercial	1	105	1	105	-	-	-	-
Total	8	$316	2	$124	6	$192	-	$-

At December 31, 2016
Real Estate Loans:
Residential, one- to four-family	5	$190	-	$-	5	$190	-	$-
Home equity	2	22	1	19	1	3	-	-
Other Loans:
Commercial	1	109	1	109	-	-	-	-
Total	8	$321	2	$128	6	$193	-	$-

No additional loan commitments were outstanding to these borrowers at March 31, 2017 and December 31, 2016.

There were no loans restructured and classified as TDRs during the three months ended March 31, 2017.

The following table details the activity in loans which were first deemed to be TDRs during the three months ended March 31, 2016:

	For The Three Months Ended March 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$31	$31
Total	1	$31	$31

The loan above was deemed to be a TDR due to the borrower’s financial difficulties and due to modifications of the terms of the debt related to the bankruptcy of the borrower.

Some loan modifications classified as TDRs may not ultimately result in full collection of principal and interest, as modified, which may result in potential losses. These potential losses have been factored into our overall estimate of the allowance for loan losses.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $408,000 and $412,000 at March 31, 2017 and December 31, 2016, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process according to local requirements of the applicable jurisdiction was $1.1 million and $767,000 at March 31, 2017 and December 31, 2016, respectively.

Note 5 – Earnings per Share

Earnings per share was calculated for the three months ended March 31, 2017 and 2016, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), unearned shares held by the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan (“RRP”), and unearned shares held by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2017	2016
Numerator – net income	$716,000	$1,954,000
Denominator:
Basic weighted average shares outstanding	6,090,190	5,961,872
Increase in weighted average shares outstanding due to:
Stock options	9,105	20,505
Diluted weighted average shares outstanding (1)	6,099,295	5,982,377

Earnings per share:
Basic	$0.12	$0.33
Diluted	$0.12	$0.33

(1)

Stock options to purchase 64,547 shares under the Company’s 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 were outstanding during the three month period ended March 31, 2017 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 6 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at March 31, 2017 and December 31, 2016. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	March 31,	December 31,
	2017	2016
	(Dollars in thousands)

Commitments to grant loans	$14,042	$24,707
Unfunded commitments under lines of credit	$33,156	$35,356

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At March 31, 2017 and December 31, 2016, the Company’s loan commitments with fixed rates for the next five years totaled $10.7 million and $12.0 million, respectively. The range of interest rates on these fixed rate commitments was 3.75% to 6.25% at March 31, 2017.

Note 7 – Stock-based Compensation

As of March  31, 2017, the Company had four stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $123,000 and $92,000 for the three months ended March 31, 2017 and 2016, respectively.

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan (the “Stock Option Plan”), which was approved by the Company’s stockholders,  permitted the grant of options to its employees and non-employee directors for up to 297,562 shares of common stock. The Stock Option Plan expired on October 24, 2016, and grants of options can no longer be awarded.

Both incentive stock options and non-qualified stock options have been granted under the Stock Option Plan. The exercise price of each stock option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years. The stock options generally vest over a five year period.

A summary of the status of the Stock Option Plan as of March 31, 2017 and 2016 is presented below:

	March 31, 2017			March 31, 2016
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	82,826	$12.95		118,087	$10.68
Granted	-	-		-	-
Exercised	-	-		(28,603)	11.44
Forfeited	-	-		-	-
Outstanding at end of period	82,826	$12.95	8.1 years	89,484	$10.44	1.4 years

Options exercisable at end of period	18,279	$7.88	8.1 years	89,484	$10.44	1.4 years

Fair value of options granted		$-			$-

:

At March 31, 2017, stock options outstanding had an intrinsic value of $218,000 and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the three month period ended March 31, 2017. The intrinsic value of stock options exercised during the three month period ended March 31, 2016 was $53,000. Compensation expense related to the Stock Option Plan for the three month period ended March 31, 2017 was $8,000. There was no compensation expense related to the Stock Option Plan for the three month period ended March 31, 2016. At March 31, 2017, $155,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of 55 months.

2006 Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s stockholders,  permitted the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock. The RRP expired on October 24, 2016, and as of October 24, 2016 all shares permitted under the plan have been granted.

As of March 31, 2017, there were 94,915 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $22,000 for the three months ended March 31, 2017 and $16,000 for the three months ended March  31, 2016. At March 31, 2017, $263,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 3 to 55 months.

A summary of the status of unvested shares under the RRP for the three months ended March 31, 2017 and 2016 is as follows:

	2017	Weighted Average Grant Price (per Share)	2016	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	24,110	$12.96	21,397	$12.25
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	24,110	$12.96	21,397	$12.25

2012 Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (the “EIP”), which was approved by the Company’s stockholders on May 23, 2012, authorizes the issuance of up to 180,000 shares of common stock pursuant to grants of restricted stock awards and up to 20,000 shares of common stock pursuant to grants of incentive stock options and non-qualified stock options, subject to permitted adjustments for certain corporate transactions. Employees and directors of Lake Shore Bancorp or its subsidiaries are eligible to receive awards under the EIP, except that non-employees may not be granted incentive stock options.

The Board of Directors granted restricted stock awards under the EIP during 2017 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 8, 2017	21,675	100% on December 15, 2019, if three year performance metric is achieved	$15.90	Employees
February 8, 2017	5,673	100% on December 15, 2017	15.90	Non-employee directors

A summary of the status of unvested restricted stock awards under the EIP for the three months ended March 31, 2017 and 2016 is as follows:

	2017	Weighted Average Grant Price (per Share)	2016	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	26,072	$12.77	27,769	$12.64
Granted	27,348	15.90	18,415	13.38
Vested	-	-	-	-
Forfeited	(100)	13.35	-	-
Unvested shares outstanding at end of period	53,320	$14.38	46,184	$12.93

As of March 31, 2017, there were 21,917 shares vested or distributed to eligible participants under the EIP. Compensation expense related to the EIP amounted to $59,000 for the three months ended March 31, 2017 and $49,000 for the three months ended March 31, 2016. At March 31, 2017, $629,000 of unrecognized compensation cost related to unvested awards is expected to be recognized over a period of 9 to 33 months.

A summary of the status of stock options awarded in the fourth quarter of 2016 under the EIP for the three months ended March 31, 2017 is presented below:

March 31, 2017
	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at end of period	20,000	$14.38	9.6 years

Options exercisable at end of period	-	$-

Fair value of options granted		-

At March 31, 2017, stock options outstanding had an intrinsic value of $24,000 and there were no remaining options available for grant under the EIP. Compensation expense amounted to $3,000 for the three months ended March 31, 2017 and there was no compensation expense for the three months ended March 31, 2016.  At March 31, 2017, $48,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 55 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of March 31, 2017, the balance of the loan to the ESOP was $1.6 million and the fair value of unallocated shares was $2.3 million. As of March 31, 2017, there were 66,486 allocated shares and 150,765 unallocated shares compared to 65,549 allocated shares and 158,699 unallocated shares at March 31, 2016.  The ESOP compensation expense was $31,000 for the three months ended March 31, 2017 and $27,000 for the three months ended March 31, 2016 based on 1,984 shares earned in each of those quarters.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2017 and December 31, 2016 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016 were as follows:

	Fair Value Measurements at March 31, 2017
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Municipal bonds	$50,305	$-	$50,305	$-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	36	-	36	-
Collateralized mortgage obligations-government sponsored entities	27,062	-	27,062	-
Government National Mortgage Association	302	-	302	-
Federal National Mortgage Association	3,372	-	3,372	-
Federal Home Loan Mortgage Corporation	1,795	-	1,795	-
Asset-backed securities:
Private label	632	-	-	632
Government sponsored entities	71	-	71	-
Equity securities	55	-	55	-
Total	$83,630	$-	$82,998	$632

	Fair Value Measurements at December 31, 2016
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Municipal bonds	$50,698	$-	$50,698	$-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	37	-	37	-
Collateralized mortgage obligations-government sponsored entities	28,830	-	28,830	-
Government National Mortgage Association	329	-	329	-
Federal National Mortgage Association	3,582	-	3,582	-
Federal Home Loan Mortgage Corporation	1,867	-	1,867	-
Asset-backed securities:
Private label	832	-	-	832
Government sponsored entities	76	-	76	-
Equity securities	84	-	84	-
Total	$86,335	$-	$85,503	$832

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the three months ended March 31, 2017 and for the year ended December 31, 2016.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the three months ended March 31, 2017 and 2016:

	2017	2016
	(Dollars in thousands)
Beginning Balance	$832	$1,501
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income(loss)	7	16
Total losses - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income(loss)	(12)	(11)
Sales	-	-
Principal paydowns	(195)	(120)
Transfers to (out of) Level 3	-	-
Ending Balance	$632	$1,386

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

The following table presents additional quantitative information about the Level 3 inputs for the asset-backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of March 31, 2017 and December 31, 2016 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
March 31, 2017
Asset-backed securities - private label	$632	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	5 - 12	3.0-5.0%	70.0% - 100.0%

December 31, 2016
Asset-backed securities - private label	$832	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	5 - 10	5.0%	70.0% - 100.0%

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At March 31, 2017
Impaired loans	$759	$-	$-	$759
Foreclosed real estate	264	-	-	264

At December 31, 2016
Impaired loans	$760	$-	$-	$760
Foreclosed real estate	241	-	-	241

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At March 31, 2017
Impaired loans	$759	Market valuation of underlying collateral (1) and discounted cash flows (2)	Direct Disposal Costs (3)	7.00-33.00%
Foreclosed real estate	264	Market valuation of property (1)	Direct Disposal Costs (3)	7.00-10.00%
At December 31, 2016
Impaired loans	$760	Market valuation of underlying collateral (1) and discounted cash flows (2)	Direct Disposal Costs (3)	7.00-33.00%
Foreclosed real estate	241	Market valuation of property (1)	Direct Disposal Costs (3)	7.00-10.00%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

At March 31, 2017, and December 31, 2016 impaired loans valued using Level 3 inputs had a carrying amount of $1.2 million and valuation allowances of $400,000.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan or by using a discounted future cash flow method if the loan is not collateral dependent. At March 31, 2017, there were no impaired loans whose carrying amount was written down utilizing Level 3 inputs during the three month period ended March 31, 2017.  At December 31, 2016, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the year ended December 31, 2016 comprised of two loans with a fair value of $1.0 million and resulted in an additional provision for loan loss of $400,000.

At March 31, 2017, foreclosed real estate valued using Level 3 inputs had a carrying amount of $368,000 and valuation allowances of $104,000. By comparison at December 31, 2016, foreclosed real estate valued using Level 3 inputs had a carrying amount of $341,000 and valuation allowances of $100,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At March 31, 2017, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the three months ended March 31, 2017 comprised of one property with a fair value of $25,000 and  a $4,000 subsequent write-down, which was recorded in non-interest expense. At December 31, 2016, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2016 comprised of six properties with a fair value of $217,000 and resulted in an additional provision for loan losses of $73,000 and subsequent write-downs recorded in non-interest expense of $6,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at March 31, 2017
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$33,885	$33,885	$33,885	$-	$-
Securities available for sale	83,630	83,630	-	82,998	632
Federal Home Loan Bank stock	1,340	1,340	-	1,340	-
Loans receivable, net	345,032	339,969	-	-	339,969
Accrued interest receivable	1,800	1,800	-	1,800	-
Financial liabilities:
Deposits	390,810	393,961	-	393,961	-
Long-term debt	18,950	19,000	-	19,000	-
Accrued interest payable	34	34	-	34	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2016
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$45,479	$45,479	$45,479	$-	$-
Securities available for sale	86,335	86,335	-	85,503	832
Federal Home Loan Bank stock	1,340	1,340	-	1,340	-
Loans receivable, net	326,365	322,031	-	-	322,031
Accrued interest receivable	1,600	1,600	-	1,600	-
Financial liabilities:
Deposits	385,893	388,855	-	388,855	-
Long-term debt	18,950	18,984	-	18,984	-
Accrued interest payable	32	32	-	32	-
Off-balance-sheet financial instruments	-	-	-	-	-

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

Loans Receivable, net (carried at cost)

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

Note 9 – Treasury Stock

During the quarter ended March 31, 2017, the Company did not repurchase any shares of common stock. As of March 31, 2017, there were 84,501 shares remaining to be repurchased under the existing stock repurchase program. During the quarter ended March 31, 2017, the Company transferred 27,348 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.88 per share to fund awards that had been granted under the 2012 Equity Incentive Plan. During the quarter ended March 31, 2017, there were 200 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.55 per share due to stock forfeitures.

During the quarter ended March 31, 2016, the Company repurchased 10,000 shares of common stock at an average cost of $13.58 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of March 31, 2016 there were 107,701 shares remaining to be repurchased under the existing stock repurchase program. During the quarter ended March 31, 2016, the Company transferred 18,415 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.70 per share to fund awards that had been granted under the 2012 Equity Incentive Plan.

Note 10 – Other Comprehensive (Loss) Income

In addition to presenting the Consolidated Statements of Other Comprehensive Income (Loss) herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive loss for the periods presented:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2017			March 31, 2016
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized (losses) gains on securities available for sale:
Net unrealized (losses) gains arising during the period	$(60)	$20	$(40)	$1,478	$(503)	$975
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(39)	13	(26)	(35)	12	(23)
Gain on sale of securities included in net income	(25)	9	(16)	(1,636)	556	(1,080)
Total Other Comprehensive Loss	$(124)	$42	$(82)	$(193)	$65	$(128)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from
Details about Accumulated	Accumulated Other Comprehensive Loss
Other Comprehensive (Loss) Income	for the three months ended March 31,		Affected Line Item on the Consolidated
Components	2017	2016	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale
Recovery on previously impaired investment securities	$(39)	$(35)	Recovery on previously impaired investment securities
Sale of securities	(25)	(1,636)	Gain on sale of securities available for sale
	(64)	(1,671)
Provision for income tax expense	22	568	Income Tax Expense
Total reclassification for the period	$(42)	$(1,103)	Net Income

Note 11 – Subsequent Events

On April 26, 2017, the Board of Directors declared a quarterly cash dividend of $0.08 per share on the Company’s common stock, payable on May 24, 2017 to shareholders of record as of May 11, 2017. Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 59.5% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $291,000. On March 7, 2017, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 8, 2018, aggregating up to $0.32 per share. The MHC waived $291,000 of dividends during the three months ended March 31, 2017. Cumulatively, Lake Shore, MHC has waived approximately $8.5 million of cash dividends as of March 31, 2017. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

The following factors, including the factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of March 31, 2017 compared to the consolidated financial condition as of December 31, 2016 and the consolidated results of operations for the three months ended March 31, 2017 and 2016.

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

The Company uses the current statutory U.S corporate income tax rate of 34.0% to value its deferred tax assets and liabilities. On April 26, 2017, the Trump Administration announced a comprehensive tax reform proposal that includes a reduction in the U.S. corporate income tax rate to 15.0%. If corporate tax rates were reduced, management expects the Company would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions on an ongoing basis. The proposal is at the beginning stages of negotiations and will need to be addressed by both houses of Congress. It is too early in the process to determine if any of the proposals are actionable. Accordingly, management cannot assess the effect a change in the corporate tax rate would have on Company’s operating results or financial position at the present time.

Management Strategy

There have been no material changes in the Company’s management strategy from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Some of these policies require significant judgment, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of securities valuation, impairment of securities and income taxes. There have been no changes in critical accounting policies since December 31, 2016.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2017			March 31, 2016
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$29,581	$38	0.51%	$27,187	$16	0.24%
Securities(1)	86,516	658	3.04%	111,950	834	2.98%
Loans	335,166	4,062	4.85%	301,383	3,514	4.66%
Total interest-earning assets	451,263	4,758	4.22%	440,520	4,364	3.96%
Other assets	36,788			34,472
Total assets	$488,051			$474,992

Interest-bearing liabilities
Demand & NOW accounts	$51,411	$16	0.12%	$43,331	$8	0.07%
Money market accounts	80,145	52	0.26%	78,251	34	0.17%
Savings accounts	53,140	8	0.06%	45,488	6	0.05%
Time deposits	147,763	401	1.09%	157,706	420	1.07%
Borrowed funds	18,950	92	1.94%	20,231	96	1.90%
Other interest-bearing liabilities	916	21	9.17%	990	23	9.29%
Total interest-bearing liabilities	352,325	590	0.67%	345,997	587	0.68%
Other non-interest bearing liabilities	58,933			53,851
Stockholders' equity	76,793			75,144
Total liabilities & stockholders' equity	$488,051			$474,992
Net interest income		$4,168			$3,777
Interest rate spread			3.55%			3.28%
Net interest margin			3.69%			3.43%

(1)	The tax equivalent adjustment for bank qualified municipals results in rates of 4.11% and 3.81% for the three months ended March 31, 2017 and 2016, respectively.

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

	Three Months Ended March 31, 2017
	Compared to
	Three Months Ended March 31, 2016
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$20	$2	$22
Securities	17	(193)	(176)
Loans, including fees	143	405	548
Total interest-earning assets	180	214	394
Interest-bearing liabilities:
Demand & NOW accounts	6	2	8
Money market accounts	17	1	18
Savings accounts	1	1	2
Time deposits	8	(27)	(19)
Total deposits	32	(23)	9
Other interest-bearing liabilities:
Borrowed funds & other	2	(8)	(6)
Total interest-bearing liabilities	34	(31)	3
Total change in net interest income	$146	$245	$391

During the three months ended March 31, 2017, the average yields on interest-earning assets increased 26 basis points to 4.22% primarily due to a 19 basis points increase in the average yield earned on loans. The 19 basis points increase in the average yield on the loan portfolio was primarily due to a $33.8 million, or 11.2%, increase in the average loan portfolio since March 31, 2016. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of higher yielding commercial real estate and commercial business loans. The increased average yield was also due to the receipt of $202,000 of interest income on one non-performing commercial real estate loan which paid off during the first quarter of 2017. In the current extended low interest-rate environment, our cost of funds has remained stable due to a shift in our deposit mix from time deposits to low cost core deposits. The average balance of lower cost core deposits increased $17.6 million, or 10.6%, during the three months ended March 31, 2017 as compared to the prior year’s quarter. In addition the average balance of time deposits decreased by $9.9 million, or 6.3%, during the three months ended March 31, 2017 as compared to the prior year’s quarter. The net interest margin for the three months ended March 31, 2017 was 3.69% in comparison to a net interest margin of 3.43% for the three months ended March 31, 2016.  The interest rate spread for the three months ended March 31, 2017 was 3.55% in comparison to an interest rate spread of 3.28% for the three months ended March 31, 2016.The Bank’s Asset-Liability Committee continues to evaluate the options available to minimize the potential impact of a rising rate environment on its operations, as well as to prepare for the impact of a continued, prolonged, low-interest rate environment.  The Committee and Bank management have implemented strategies to shorten the term of interest-earning assets and increase investments in liquid assets to position the Bank to be able to take advantage of rising interest rates in the future.  Furthermore, strategies to increase core deposits and the origination of adjustable-rate commercial loans are also in place to manage interest rate risk and the net interest margin.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total assets at March 31, 2017 were $493.9 million, an increase of $4.7 million, or 1.0%, from $489.2 million at December 31, 2016.  The increase in total assets was primarily due to an $18.7 million increase in loans receivable partially offset by an $11.6 million decrease in cash and cash equivalents and a $2.7 million decrease in securities available for sale.

Cash and cash equivalents decreased by $11.6 million, or 25.5%, from $45.5 million at December 31, 2016 to $33.9 million at March 31, 2017.  The decrease was primarily due to a $19.1 million net cash outflow for loan originations during 2017, partially offset by a net $2.6 million cash inflow from the receipt of principal paydowns, sales and maturities on the investment portfolio and a $4.9 million increase in deposits.

Securities available for sale decreased by $2.7 million, or 3.1%, to $83.6 million at March 31, 2017 compared to $86.3 million at December 31, 2016. The decrease was primarily due to the receipt of $2.3 million in principal paydowns and $736,000 in proceeds from the sale of investments, partially offset by $399,000 of new securities purchased during the three months ended March 31, 2017.

Net loans receivable increased during the three months ended March 31, 2017 as shown in the table below:

	At March 31,	At December 31,	Change
	2017	2016	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$147,864	$149,333	$(1,469)	(1.0)%
Home equity	35,978	35,534	444	1.2%
Commercial	117,702	107,243	10,459	9.8%
Construction	18,014	12,361	5,653	45.7%
Total real estate loans	319,558	304,471	15,087	5.0%
Other Loans:
Commercial	24,408	20,447	3,961	19.4%
Consumer	1,267	1,313	(46)	(3.5)%
Total gross loans	345,233	326,231	19,002	5.8%
Allowance for loan losses	(3,198)	(2,882)	(316)	11.0%
Net deferred loan costs	2,997	3,016	(19)	(0.6)%
Loans receivable, net	$345,032	$326,365	$18,667	5.7%

The increase in net loans receivable was primarily due to an increase in commercial real estate loans, construction loans, commercial business loans, and home equity loans, partially offset by a decrease in residential, one- to four-family real estate loans. As fixed rate one- to four-family residential real estate loans present additional interest rate risk to our loan portfolio as a result of the longer duration of these types of assets, we remain strategically focused in 2017 on originating shorter duration commercial real estate and commercial business loans to diversify our asset mix, to reduce interest rate risk, to take advantage of the opportunities available to serve small businesses in our market area, and to increase our net interest margin.

Loans Past Due and Non-performing Assets.  The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At March 31,	At December 31,
	2017	2016
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$-	$136
Home equity	-	24
Commercial	-	-
Construction	-	-
Other loans:
Commercial	-	2
Consumer	-	-
Total	$-	$162
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,205	$2,165
Home equity	335	329
Commercial	1,725	2,977
Construction	-	-
Other loans:
Commercial	159	205
Consumer	21	28
Total non-accrual loans	4,445	5,704
Total non-performing loans	4,445	5,866
Foreclosed real estate	408	412
Total non-performing assets	$4,853	$6,278
Ratios:
Non-performing loans as a percent of total loans:	1.29%	1.80%
Non-performing assets as a percent of total assets:	0.98%	1.28%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Home equity	$19	$19
Other loans:
Commercial	$105	$109
Performing loans
Real estate loans:
Residential, one- to four-family	$189	$190
Home equity	3	3

Total non-performing loans decreased by $1.4 million, or 24.2%, to $4.4 million at March 31, 2017 from $5.9 million at December 31, 2016, primarily due to a $1.3 million decrease in non-performing commercial real estate loans. The decrease in non-performing commercial real estate loans was primarily due to the payoff of one commercial real estate loan, with a loan balance of $1.2 million as of December 31, 2016. Management is actively pursuing all actions necessary to collect the outstanding balance on all non-performing loans, which  may include foreclosure on the related properties.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$2,882	$1,985
Provision for loan losses	350	130
Charge-offs:
Real estate loans:
Residential, one- to four-family	-	(49)
Home equity	-	(3)
Commercial	-	-
Construction	-	-
Other loans:
Commercial	(16)	(4)
Consumer	(24)	(11)
Total charge-offs	(40)	(67)
Recoveries:
Real estate loans:
Residential, one- to four-family	1	1
Home equity	-	-
Commercial	-	-
Construction	-	-
Other loans:
Commercial	1	-
Consumer	4	3
Total recoveries	6	4
Net charge-offs	(34)	(63)
Balance at end of period	$3,198	$2,052
Average loans outstanding	$335,166	$301,383
Allowance for loan losses as a percent of total net loans	0.93%	0.68%
Allowance for loan losses as a percent of non-performing loans	71.95%	42.10%
Ratio of net charge-offs to average loans outstanding(1)	0.04%	0.08%

(1) Annualized

The table below shows changes in deposit balances by type of deposit account between March 31, 2017 and December 31, 2016:

	At March 31,	At December 31,	Change
	2017	2016	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$52,690	$55,889	$(3,199)	(5.7)%
Interest bearing	52,774	52,058	716	1.4%
Money market	81,236	78,401	2,835	3.6%
Savings	54,454	52,404	2,050	3.9%
Time deposits	149,656	147,141	2,515	1.7%
Total deposits	$390,810	$385,893	$4,917	1.3%

The increase in total deposits was due to net growth in core deposits and an increase in time deposits. The net growth in core deposits was the result of the Company’s continued strategic focus on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expense. Time deposits increased primarily due to the development of new customer deposit relationships during the first quarter of 2017.

Total stockholders’ equity increased by $571,000, or 0.8%, from $76.0 million at December 31, 2016 to $76.6 million at March 31, 2017.  The increase in stockholders’ equity was primarily due to net income of $716,000 partially offset by $186,000 in cash dividends paid.

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

General.    Net income was $716,000 for the three months ended March 31, 2017, or $0.12 per diluted share, a decrease of $1.2 million, or 63.4%, compared to net income of $2.0 million, or $0.33 per diluted share, for the three months ended March 31, 2016. The decrease in net income for the three months ended March 31, 2017 was primarily due to a $1.6 million net decrease in pre-tax gains on the sale of securities, a $220,000 increase in provision for loan losses and a $175,000 increase in non-interest expense which was partially offset by a $391,000 increase in net interest income and a $346,000 decrease in income tax expense when compared to the three months ended March 31, 2016.

Interest Income.    Interest income increased by $394,000, or 9.0%, to $4.8 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to an increase in loan interest income. Loan interest income increased by $548,000, or 15.6%, to $4.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to an increase in the average balance of the loan portfolio by $33.8 million, or 11.2%, from $301.4 million for the three months ended March 31, 2016 to $335.2 million for the three months end March 31, 2017. The increase in the average balance of loans was primarily due to an increase in the average balance of commercial real estate and commercial business loans. The increase in interest income on loans was also due to the receipt of $202,000 of interest income on one non-performing commercial real estate loan which paid off during the three months ended March 31, 2017.  This caused the average yield on the loan portfolio to increase from 4.66% for the three months ended March 31, 2016 to 4.85% for the three months ended March 31, 2017. The average yield on the loan portfolio would have been 4.61% for the three months ended March 31, 2017 when excluding the impact of the $202,000 of interest income received on the non-performing loan payoff.

Investment interest income decreased $176,000, or 21.1%, to $658,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to a decrease in the average balance of the investment portfolio from $112.0 million for the three months ended March 31, 2016 to $86.5 million for the three months ended March 31, 2017. The decrease in the average balance of the investment portfolio was primarily due to the Company’s strategy to sell $14.1 million of treasury bonds during the first quarter of 2016 and to reinvest the sales proceeds, as well as paydowns received on the securities portfolio, into loan originations, primarily commercial loans. The purpose of this strategy is to shorten the duration of interest earning assets in order to be in a better position to take advantage of future increases in market interest rates as well as to manage interest rate risk. The average yield on the investment portfolio increased six basis points from 2.98% for the three months ended March 31, 2016 to 3.04% for the three months ended March 31, 2017.

Other interest income increased by $22,000, or 137.5%, to $38,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to a 27 basis points increase in the average yield on the interest-earning deposits and federal funds sold portfolio.  The average yield increased from 0.24% for the three months ended March 31, 2016 to 0.51% for the three months ended March 31, 2017. This increase in average yield was primarily due to a 25 basis points increase in the fed funds rate during both the fourth quarter of 2016 and the first quarter of 2017. The average balance of the interest-earning deposits and federal funds sold portfolio increased by $2.4 million, or 8.8%, from $27.2 million for the three months ended March 31, 2016 to $29.6 million for the three months ended March 31, 2017. The increase was primarily due to the receipt of proceeds from paydowns and sales from the securities portfolio that were reinvested into shorter term cash and cash equivalents in order to be in a better position to take advantage of future increases in market interest rates and to fund loan originations.

Interest Expense.    Interest expense remained stable at $590,000 for the three months ended March 31, 2017 as compared to $587,000 for the three months ended March 31, 2016. Interest paid on deposits increased by $9,000, or 1.9%, to $477,000 for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016, primarily due to a $7.7 million increase in the average balance of deposits for the three month period ended March 31, 2017 when compared to the same period in the prior year The growth in the average balance of deposits was primarily due to an increase in low-cost core deposits. Interest expense related to advances from the Federal Home Loan Bank of New York (“FHLBNY”) decreased $4,000, or 4.2%, to $92,000 for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 as a result of a $1.2 million decrease in the average balance of FHLBNY advances. The average balance of advances was $19.0 million with an average rate of 1.94% for the three months ended March 31, 2017 as compared to an average balance of $20.2 million and an average rate of 1.90% for the same period in the prior year.

Provision for Loan Losses.    A provision of $350,000 to the allowance for loan losses was recorded during the three months ended March 31, 2017, which was a $220,000 increase in comparison to the provision recorded during the same period in the prior year primarily related to reserves set aside on commercial loans.

During the three months ended March 31, 2017, the Company recorded a $165,000 provision for commercial real estate loans. $186,000 of this provision was attributed to the downgrade of two performing commercial loan relationships which totaled $1.3 million with a loan to value ratio of 49.7% and 64.0%, respectively, from a special mention to substandard reserve pool. In addition, a $155,000 provision was recorded to appropriately reflect risk associated with commercial portfolio growth. The commercial real estate loan portfolio increased by $10.5 million, or 9.8%, since December 31, 2016. The provision was partially offset by a $176,000 credit related to changes in qualitative factors on commercial real estate loans to reflect changes in related environmental factors used to qualitatively assess inherent loan losses.

The Company recorded a $103,000 general allowance during the three months ended March 31, 2017 on performing construction and commercial business loans, primarily due to a $9.2 million, or 28.6%, increase in the construction and commercial business loan portfolios since December 31, 2016, to reflect inherent losses within the portfolios. In addition, a $23,000 provision was recorded to reflect the downgrade in loan classification for one commercial relationship for $265,000, which is collateralized by manufacturing equipment and other business assets, during the first quarter of 2017.

A $42,000 provision was recorded by the Company during the three months ended March 31, 2017 for one-to four-family, home equity and consumer loans to reflect an increase in the historical average net charge-offs for these loans types over the last five years and due to net charge-offs during the three months ended March 31, 2017.

The Company recorded an unallocated credit to the provision for loan losses of $40,000, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the three months ended March 31, 2016, the Company recorded an $183,000 provision for one- to four-family, home equity and consumer loans primarily due to a review of the historical losses relating to these types of loans. The Company set aside $76,000 of provision to reflect an increase in historical average net charge-offs for these loans types over the last five years. A provision of $107,000 was set aside for one- to four-family, home equity, and consumer loans due to changes in the related environmental factors used to qualitatively assess inherent losses in the loan portfolio and due to an increase in net charge-offs during the three months ended March 31, 2016. The Company recorded a $72,000 provision on construction and commercial loans primarily due to an increase in loan balances during the three months ended March 31, 2016, to reflect the inherent losses expected on these loan types.  The Company recorded a $180,000 credit provision on commercial real estate loans primarily due to a decrease in historical average net charge-offs over the last five years. The credit provision for commercial real estate loans was partially offset by a $71,000 provision for loan losses to reflect inherent losses included in new commercial real estate loans originated during the three months ended March 31, 2016. The Company recorded an unallocated credit to the provision for loan losses of $16,000, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for details on the provision for loan losses.

Non-interest Income.  Non-interest income decreased $1.6 million, or 71.5%, to $630,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  The decrease was primarily due to a $1.6 million pre-tax realized gain on the sale of securities during the three months ended March 31, 2016 compared to a $25,000 pre-tax realized gain on the sale of securities during the three months ended March 31, 2017. The decrease was partially offset by an increase in earnings on bank owned life insurance and service charges and fees. Earnings on bank owned life insurance increased by $20,000, or 29.9%, during the three months ended March 31, 2017 due to the purchase of an additional $2.5 million in insurance during the fourth quarter of 2016.  Service charges and fees increased by $13,000, or 3.0%, during the three months ended March 31, 2017 when compared to same period in 2016, due to increased growth in core deposits and new product offerings.

Non-interest Expenses.  Non-interest expenses increased $175,000, or 5.1%, from $3.4 million for the three months ended March 31, 2016 to $3.6 million for the three months ended March 31, 2017.  Salaries and employee benefits increased $100,000, or 5.6%, primarily due to annual salary increases and grants of stock awards, partially offset by lower health insurance costs.  Advertising expense increased by $54,000, or 47.8%, which was primarily due to development of a new marketing campaign associated with current deposit and loan promotions.  Data processing expenses increased $42,000, or 15.9%, due to implementation of new technology and growth in deposit and loan accounts.  Decreases in professional service fees and FDIC insurance expenses during the three months ended March 31, 2017 were partially offset by increases in occupancy expenses and other expenses when compared to the three months ended March 31, 2016.

Income Taxes Expense.  Income tax expense decreased by $346,000, or 69.1%, from $501,000 for the three months ended March 31, 2016 to $155,000 for the three months ended March 31, 2017. The decrease in income tax expense was primarily due to a decrease in pre-tax income during the three months ended March 31, 2017. The effective tax rate was 17.8% for the three months ended March 31, 2017 as compared to an effective rate of 20.4% for the three months ended March 31, 2016.  The decrease in the 2017 effective tax rate was primarily due to the projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance in relation to our projection of pre-tax income for the current year.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures.  Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, interest earning deposits at other financial institutions and funds provided from operations.  We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of March 31, 2017, our maximum lending value was $107.0 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans.  At March 31, 2017, we had outstanding advances under this agreement of $19.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.1 million and a fair value of $11.5 million as of March 31, 2017. There were no balances outstanding with the Federal Reserve Bank at March 31, 2017. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of March 31, 2017.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the three months ended March 31, 2017, we originated loans of approximately $38.4 million in comparison to approximately $18.6 million of loans originated during the three months ended March 31, 2016. Loan originations exceeded principal repayments and other deductions in the first three months of 2017 by $19.1 million. The loan originations were funded through principal payments received on loans and securities, proceeds from the sale of securities, customer deposits, borrowings and cash reserves. Purchases of investment securities totaled $399,000 in the three months ended March 31, 2017. We did not purchase any investment securities during the three months ended March 31, 2016.

At March 31, 2017, we had loan commitments to borrowers of approximately $14.0 million and overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit of approximately $33.2 million. Total deposits were $390.8 million at March 31, 2017, as compared to $385.9 million at December 31, 2016. The increase in total deposits was primarily due to net growth in low-cost core deposits and time deposits during the first three months of 2017. The Company’s strategic focus is on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expenses. Time deposit accounts scheduled to mature within one year were $64.5 million at March 31, 2017.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

Capital Expenditures

Significant planned expenditures for 2017 include the purchase of the Orchard Park branch office, which is currently under a capital lease agreement that expires in 2017. The Company also plans to build an addition to the Orchard Park branch for its Commercial Lending division, which will include office space for commercial loan officers and administrative staff. The Company believes it has a sufficient capital base to support this capital project, which is expected to cost approximately $1.3 million.

Capital

As of January 1, 2015, new regulations that substantially amended the bank capital requirements became applicable to us.  These regulations implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act, as discussed in the “Supervision and Regulation – Federal Banking Regulation – Capital Requirements” section included in our Annual Report on Form 10-K for the year ended December 31, 2016.

As of March 31, 2017, as shown in the table below, the Bank’s Tier 1 and risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions, as determined by the Office of the Comptroller of the Currency (the “OCC”), our primary regulator.

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

At March 31, 2017	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 ("CET1") capital (to risk-weighted assets)	21.55%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	21.55%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	22.52%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	14.62%	>=	4.00%	>=	5.00%
At December 31, 2016	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CET 1 capital (to risk-weighted assets)	22.23%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	22.23%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	23.15%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	14.73%	>=	4.00%	>=	5.00%

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2017, the Bank's capital conservation buffer was 14.52% exceeding the minimum of 1.25% for 2017.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of loan commitments outstanding as of March 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended March 31, 2017:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

January 1 through January 31, 2017	-	$-	-	84,501
February 1 through February 28, 2017	-	-	-	84,501
March 1 through March 31, 2017	-	-	-	84,501
Total	-	$-	-	84,501

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

LAKE SHORE BANCORP, INC.
(Registrant)

May 12, 2017	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2017	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)