Form 10-Q
period 2017-06-30
LAKE SHORE BANCORP, INC.
filed 2017-08-10
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 6,102,322 shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 4, 2017.

PART I

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2017	2016
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,506	$8,089
Interest earning deposits	4,567	6,889
Federal funds sold	20,895	30,501
Cash and Cash Equivalents	32,968	45,479
Securities available for sale	75,819	86,335
Federal Home Loan Bank stock, at cost	1,715	1,340
Loans receivable, net of allowance for loan losses 2017 $3,223; 2016 $2,882	364,018	326,365
Premises and equipment, net	9,271	8,747
Accrued interest receivable	1,631	1,600
Bank owned life insurance	17,896	17,719
Other assets	1,604	1,589
Total Assets	$504,922	$489,174
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$338,072	$330,004
Non-interest bearing	54,608	55,889
Total Deposits	392,680	385,893
Long-term debt	26,950	18,950
Advances from borrowers for taxes and insurance	3,045	3,183
Other liabilities	4,839	5,118
Total Liabilities	$427,514	$413,144
Commitments and Contingencies	-	-
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,827,236 shares issued and 6,102,322 shares outstanding at June 30, 2017 and 6,827,236 shares issued and 6,088,674 shares outstanding at December 31, 2016	$68	$68
Additional paid-in capital	30,619	30,532
Treasury stock, at cost (724,914 shares at June 30, 2017 and 738,562 shares at December 31, 2016)	(7,244)	(7,300)
Unearned shares held by ESOP	(1,577)	(1,620)
Unearned shares held by compensation plans	(704)	(578)
Retained earnings	55,031	53,546
Accumulated other comprehensive income	1,215	1,382
Total Stockholders' Equity	77,408	76,030
Total Liabilities and Stockholders' Equity	$504,922	$489,174

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$4,105	$3,602	$8,167	$7,116
Investment securities, taxable	198	259	408	642
Investment securities, tax-exempt	423	451	871	902
Other	48	35	86	51
Total Interest Income	4,774	4,347	9,532	8,711
Interest Expense
Deposits	499	456	976	924
Long-term debt	97	91	189	187
Other	21	23	42	46
Total Interest Expense	617	570	1,207	1,157
Net Interest Income	4,157	3,777	8,325	7,554
Provision for Loan Losses	25	55	375	185
Net Interest Income after Provision for Loan Losses	4,132	3,722	7,950	7,369
Non-Interest Income
Service charges and fees	465	431	912	865
Earnings on bank owned life insurance	90	70	177	137
Recovery on previously impaired investment securities	32	33	71	68
Gain on sale of securities available for sale	197	-	222	1,636
Net gain on sale of loans	2	46	9	61
Other	21	23	46	46
Total Non-Interest Income	807	603	1,437	2,813
Non-Interest Expenses
Salaries and employee benefits	1,822	1,795	3,712	3,585
Occupancy and equipment	565	577	1,175	1,158
Data processing	310	261	617	526
Professional services	245	257	472	527
Advertising	145	189	312	302
Postage and supplies	81	56	144	110
FDIC Insurance	37	59	73	124
Other	297	297	574	561
Total Non-Interest Expenses	3,502	3,491	7,079	6,893
Income before Income Taxes	1,437	834	2,308	3,289
Income Tax Expense	295	170	450	671
Net Income	$1,142	$664	$1,858	$2,618
Basic and diluted earnings per common share	$0.19	$0.11	$0.30	$0.44
Dividends declared per share	$0.08	$0.07	$0.16	$0.14

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,
	2017	2016
	(Unaudited)
	(Dollars in thousands)

Net Income	$1,142	$664

Other Comprehensive (Loss) Income, net of tax benefit (expense):
Unrealized holding gains on securities available for sale, net of tax expense	66	351

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(21)	(22)
Net gain on sale of securities included in net income, net of tax expense	(130)	-
Total Other Comprehensive (Loss) Income	(85)	329

Total Comprehensive Income	$1,057	$993

	Six Months Ended June 30,

	2017	2016
	(Unaudited)
	(Dollars in thousands)

Net Income	$1,858	$2,618

Other Comprehensive (Loss) Income, net of tax benefit (expense):
Unrealized holding gains on securities available for sale, net of tax expense	26	1,326

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(47)	(45)
Net gain on sale of securities included in net income, net of tax expense	(146)	(1,080)
Total Other Comprehensive (Loss) Income	(167)	201

Total Comprehensive Income	$1,691	$2,819

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2017 and 2016 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2016	$67	$29,359	$(7,026)	$(1,706)	$(580)	$50,919	$2,843	$73,876
Net income	-	-	-	-	-	2,618	-	2,618
Other comprehensive income, net of tax expense of $104	-	-	-	-	-	-	201	201
Stock options exercised (66,651 shares)	1	736	-	-	-	-	-	737
ESOP shares earned (3,968 shares)	-	10	-	43	-	-	-	53
Compensation plan shares granted (20,354 shares)	-	-	197	-	(197)	-	-	-
Compensation plan shares earned (11,320 shares)	-	26	-	-	118	-	-	144
Purchase of treasury stock, at cost (20,000 shares)	-	-	(271)	-	-	-	-	(271)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	(313)	-	(313)
Balance - June 30, 2016	$68	$30,131	$(7,100)	$(1,663)	$(659)	$53,224	$3,044	$77,045

Balance - January 1, 2017	$68	$30,532	$(7,300)	$(1,620)	$(578)	$53,546	$1,382	$76,030
Net income	-	-	-	-	-	1,858	-	1,858
Other comprehensive loss, net of tax benefit of $86	-	-	-	-	-	-	(167)	(167)
ESOP shares earned (3,968 shares)	-	20	-	43	-	-	-	63
Stock based compensation	-	22	-	-	-	-	-	22
Compensation plan shares granted (27,348 shares)	-	-	270	-	(270)	-	-	-
Compensation plan shares forfeited (200 shares)	-	-	(2)	-	2	-	-	-
Compensation plan shares earned (13,321 shares)	-	45	-	-	142	-	-	187
Purchase of treasury stock, at cost (13,500 shares)	-	-	(212)	-	-	-	-	(212)
Cash dividends declared ($0.16 per share)	-	-	-	-	-	(373)	-	(373)
Balance - June 30, 2017	$68	$30,619	$(7,244)	$(1,577)	$(704)	$55,031	$1,215	$77,408

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,858	$2,618
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	61	94
Net amortization of deferred loan costs	287	259
Provision for loan losses	375	185
Recovery on previously impaired investment securities	(71)	(68)
Gain on sale of investment securities	(222)	(1,636)
Originations of loans held for sale	(672)	(2,996)
Proceeds from sales of loans held for sale	681	3,057
Gain on sale of loans	(9)	(61)
Depreciation and amortization	441	430
Increase in bank owned life insurance, net	(177)	(137)
ESOP shares committed to be released	63	53
Stock based compensation expense	209	144
(Increase) decrease in accrued interest receivable	(31)	85
Decrease in other assets	105	53
Decrease in other liabilities	(279)	(44)
Net Cash Provided by Operating Activities	2,619	2,036
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	5,445	14,406
Maturities, prepayments and calls	6,764	5,701
Purchases	(1,714)	-
Purchases of Federal Home Loan Bank Stock	(375)	(3)
Redemptions of Federal Home Loan Bank Stock	-	117
Loan origination and principal collections, net	(38,347)	(18,654)
Additions to premises and equipment	(967)	(151)
Net Cash (Used in) Provided by Investing Activities	(29,194)	1,416
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	6,787	5,689
Net decrease in advances from borrowers for taxes and insurance	(138)	(123)
Proceeds from issuance of long-term debt	9,700	-
Repayment of long-term debt	(1,700)	(2,200)
Proceeds from stock options exercised	-	737
Purchase of treasury stock	(212)	(271)
Cash dividends paid	(373)	(313)
Net Cash Provided by Financing Activities	14,064	3,519
Net (Decrease) Increase in Cash and Cash Equivalents	(12,511)	6,971
CASH AND CASH EQUIVALENTS - BEGINNING	45,479	34,227
CASH AND CASH EQUIVALENTS - ENDING	$32,968	$41,198
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,202	$1,164
Income taxes paid	$440	$580

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$45	$97

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

The interim consolidated financial statements included herein as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The consolidated statements of income for the three and six months ended June 30, 2017 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2017.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of June 30, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 was issued in order to provide clarity and reduce both the (1) diversity in practice and (2) the cost and complexity when applying the guidance in FASB Topic 718 to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017 for all public business entities. Early application is permitted for any interim period. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. Management is currently evaluating the impact the adoption of ASU 2017-09 will have on its consolidated financial statements and results of operations.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Municipal bonds	$42,858	$1,657	$(5)	$44,510
Mortgage-backed securities:
Collateralized mortgage obligations-private label	35	-	-	35
Collateralized mortgage obligations-government sponsored entities	25,748	44	(384)	25,408
Government National Mortgage Association	265	19	-	284
Federal National Mortgage Association	3,119	114	-	3,233
Federal Home Loan Mortgage Corporation	1,671	50	-	1,721
Asset-backed securities-private label	197	318	(5)	510
Asset-backed securities-government sponsored entities	63	5	-	68
Equity securities	22	28	-	50
	$73,978	$2,235	$(394)	$75,819

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Municipal bonds	$48,869	$1,847	$(18)	$50,698
Mortgage-backed securities:
Collateralized mortgage obligations-private label	37	-	-	37
Collateralized mortgage obligations-government sponsored entities	29,170	83	(423)	28,830
Government National Mortgage Association	306	23	-	329
Federal National Mortgage Association	3,457	128	(3)	3,582
Federal Home Loan Mortgage Corporation	1,825	42	-	1,867
Asset-backed securities-private label	484	362	(14)	832
Asset-backed securities-government sponsored entities	71	5	-	76
Equity securities	22	62	-	84
	$84,241	$2,552	$(458)	$86,335

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At June 30, 2017 and at December 31, 2016, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At June 30, 2017 and December 31, 2016, thirty-three municipal bonds and thirty-four municipal bonds, respectively, with a cost of $11.1 million and fair value of $11.6 million and $11.5 million, respectively, were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. In addition at June 30, 2017 and December 31, 2016 fourteen municipal bonds with a cost and fair value of $3.6 million and $3.7 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
June 30, 2017
Municipal bonds	$1,202	$(5)	$-	$-	$1,202	$(5)
Mortgage-backed securities	12,695	(166)	9,364	(218)	22,059	(384)
Asset-backed securities -private label	192	(5)	-	-	192	(5)
	$14,089	$(176)	$9,364	$(218)	$23,453	$(394)

December 31, 2016
Municipal bonds	$1,430	$(18)	$-	$-	$1,430	$(18)
Mortgage-backed securities	13,902	(197)	9,220	(229)	23,122	(426)
Asset-backed securities -private label	470	(14)	-	-	470	(14)
	$15,802	$(229)	$9,220	$(229)	$25,022	$(458)

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly.

At June 30, 2017, the Company’s investment portfolio included several securities, including one private label asset-backed security, in the “unrealized losses less than twelve months” category. With the exception of the private label asset-backed security, the securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, and the securities were issued by government sponsored enterprises.

At June 30, 2017, the Company had several securities in the “unrealized losses twelve months or more” category. These securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased.

Any private label asset-backed security with unrealized losses are evaluated further for OTTI, if the probability of default is high and the Company’s analysis indicates a possible loss of principal. The following tables provide additional information relating to the private label asset-backed securities that were further evaluated as of June 30, 2017 and December 31, 2016 (dollars in thousands):

At June 30, 2017
					Delinquent %
Security	Book Value	Fair Value	Unrealized Loss	Lowest Rating	Over 60 days	Over 90 days	Foreclosure%	OREO%
1	$197	$192	$(5)	B-	15.50%	13.50%	6.30%	0.90%
Total	$197	$192	$(5)

At December 31, 2016
						Delinquent %
Security		Book Value	Fair Value	Unrealized Loss	Lowest Rating	Over 60 days	Over 90 days	Foreclosure%	OREO%
1		$355	$342	$(13)	B-	15.90%	14.90%	7.00%	0.30%
2	*	129	128	(1)	B-	12.70%	11.70%	4.50%	1.10%
Total		$484	$470	$(14)

*This security was paid in full during the second quarter of 2017.

Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the security listed above did not reflect the need to record an OTTI charge against earnings as of June 30, 2017. The estimated discounted cash flows for this security did not show an additional principal loss under various prepayment and default rate scenarios.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of June 30, 2017. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of June 30, 2017 on these securities.

The unrealized losses shown in the previous tables, were recorded as a component of other comprehensive loss, net of tax benefit on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Beginning balance	$554	$696
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(71)	(68)
Ending balance	$483	$628

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
June 30, 2017:
After one year through five years	$3,631	$3,791
After five years through ten years	24,032	25,006
After ten years	15,195	15,713
Mortgage-backed securities	30,838	30,681
Asset-backed securities	260	578
Equity securities	22	50
	$73,978	$75,819

During the six months ended June 30, 2017, the Company sold fourteen municipal bonds for total proceeds of $5.4 million resulting in gross realized gains of $222,000. During the six months ended June 30, 2016 the Company sold nine U.S. treasury bonds for total proceeds of $14.4 million resulting in gross realized gains of $1.6 million.

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

•

Commercial Real Estate – are loans used to finance the purchase of real property, which generally consists of developed real estate that is held as first lien collateral for the loan.  These loans are secured by real estate properties that are primarily held in the Western New York region.  Commercial real estate lending involves additional risks compared with one- to four-family residential lending, because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than one- to four-family residential mortgage loans.  Also, commercial real estate loans typically involve relatively large loan balances concentrated with single borrowers or groups of related borrowers.

•

Construction – are loans to finance the construction of either one- to four-family owner occupied homes or commercial real estate.  At the end of the construction period, the loan automatically converts to either a one- to four-family or commercial mortgage, as applicable.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the actual cost of construction. The Company limits its risk during construction as disbursements are not made until the required work for each advance has been completed and an updated lien search is performed.  The completion of the construction progress is verified by a Company loan officer or inspections performed by an independent appraisal firm.  Construction loans also expose us to the risk of construction delays which may impair the borrower’s ability to repay the loan.

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

The following tables summarize the activity in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of June 30, 2017 and December 31, 2016:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2017
Allowance for Loan Losses:
Balance – April 1, 2017	$460	$117	$1,968	$193	$381	$21	$58	$3,198
Charge-offs	-	(3)	-	-	-	(6)	-	(9)
Recoveries	-	3	-	-	-	6	-	9
Provision (Credit)	10	7	(80)	110	(50)	11	17	25
Balance – June 30, 2017	$470	$124	$1,888	$303	$331	$32	$75	$3,223

Balance – January 1, 2017	$431	$114	$1,803	$150	$338	$28	$18	$2,882
Charge-offs	-	(3)	-	-	(18)	(28)	-	(49)
Recoveries	1	3	-	-	1	10	-	15
Provision (Credit)	38	10	85	153	10	22	57	375
Balance – June 30, 2017	$470	$124	$1,888	$303	$331	$32	$75	$3,223
Ending balance: individually evaluated for impairment	$-	$-	$250	$-	$-	$-	$-	$250
Ending balance: collectively evaluated for impairment	$470	$124	$1,638	$303	$331	$32	$75	$2,973

Gross Loans Receivable (1):
Ending balance	$149,213	$37,864	$122,989	$27,961	$24,820	$1,336	$-	$364,183
Ending balance: individually evaluated for impairment	$157	$21	$1,877	$-	$54	$-	$-	$2,109
Ending balance: collectively evaluated for impairment	$149,056	$37,843	$121,112	$27,961	$24,766	$1,336	$-	$362,074

(1)	Gross Loans Receivable does not include allowance for loan losses of $(3,223) or deferred loan costs of $3,058.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2016
Allowance for Loan Losses:
Balance – April 1, 2016	$457	$131	$1,095	$97	$227	$29	$16	$2,052
Charge-offs	-	(15)	(1)	-	(26)	(21)	-	(63)
Recoveries	9	1	-	-	1	5	-	16
Provision (Credit)	(42)	12	(30)	32	73	9	1	55
Balance – June 30, 2016	$424	$129	$1,064	$129	$275	$22	$17	$2,060

Balance – January 1, 2016	$351	$120	$1,204	$59	$197	$22	$32	$1,985
Charge-offs	(49)	(18)	(1)	-	(30)	(32)	-	(130)
Recoveries	10	1	-	-	1	8	-	20
Provision (Credit)	112	26	(139)	70	107	24	(15)	185
Balance – June 30, 2016	$424	$129	$1,064	$129	$275	$22	$17	$2,060

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class as of December 31, 2016:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2016
Allowance for Loan Losses:
Balance – December 31, 2016	$431	$114	$1,803	$150	$338	$28	$18	$2,882
Ending balance: individually evaluated for impairment	$-	$-	$390	$-	$10	$-	$-	$400
Ending balance: collectively evaluated for impairment	$431	$114	$1,413	$150	$328	$28	$18	$2,482

Gross Loans Receivable (1):
Ending Balance	$149,333	$35,534	$107,243	$12,361	$20,447	$1,313	$-	$326,231
Ending balance: individually evaluated for impairment	$190	$22	$3,162	$-	$163	$-	$-	$3,537
Ending balance: collectively evaluated for impairment	$149,143	$35,512	$104,081	$12,361	$20,284	$1,313	$-	$322,694

(1)	Gross Loans Receivable does not include allowance for loan losses of $(2,882) or deferred loan costs of $3,016.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Six Months Ended
	At June 30, 2017			June 30, 2017
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$157	$157	$-	$179	$7
Home equity	21	21	-	22	-
Commercial real estate	454	454	-	787	215
Commercial loans	54	54	-	54	-
Total impaired loans with no related allowance	686	686	-	1,042	222

With an allowance recorded:
Commercial real estate	1,423	1,423	250	1,438	-
Commercial loans	-	-	-	100	6
Total impaired loans with an allowance	1,423	1,423	250	1,538	6

Total of impaired loans:
Residential, one- to four-family	157	157	-	179	7
Home equity	21	21	-	22	-
Commercial real estate	1,877	1,877	250	2,225	215
Commercial loans	54	54	-	154	6
Total impaired loans	$2,109	$2,109	$250	$2,580	$228

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2016			December 31, 2016
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$190	$190	$-	$224	$14
Home equity	22	22	-	24	1
Commercial real estate	2,148	2,148	-	2,299	29
Commercial loans	54	54	-	71	-
Total impaired loans with no related allowance	2,414	2,414	-	2,618	44

With an allowance recorded:
Commercial real estate	1,014	1,014	390	1,011	31
Commercial loans	109	109	10	135	5
Total impaired loans with an allowance	1,123	1,123	400	1,146	36

Total of impaired loans:
Residential, one- to four-family	190	190	-	224	14
Home equity	22	22	-	24	1
Commercial real estate	3,162	3,162	390	3,310	60
Commercial loans	163	163	10	206	5
Total impaired loans	$3,537	$3,537	$400	$3,764	$80

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
June 30, 2017:
Real Estate Loans:
Residential, one- to four-family	$841	$859	$740	$2,440	$146,773	$149,213	$2,009
Home equity	71	-	196	267	37,597	37,864	339
Commercial	-	-	1,698	1,698	121,291	122,989	1,698
Construction	-	-	-	-	27,961	27,961	-
Other Loans:
Commercial	-	-	57	57	24,763	24,820	54
Consumer	7	4	19	30	1,306	1,336	24
Total	$919	$863	$2,710	$4,492	$359,691	$364,183	$4,124

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
December 31, 2016:
Real Estate Loans:
Residential, one- to four-family	$1,192	$782	$1,038	$3,012	$146,321	$149,333	$2,165
Home equity	141	206	158	505	35,029	35,534	329
Commercial	-	-	2,977	2,977	104,266	107,243	2,977
Construction	-	-	-	-	12,361	12,361	-
Other Loans:
Commercial	-	19	56	75	20,372	20,447	205
Consumer	31	-	28	59	1,254	1,313	28
Total	$1,364	$1,007	$4,257	$6,628	$319,603	$326,231	$5,704

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the six month periods ended June 30, 2017 and 2016 was $147,000 for each period.

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

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of June 30, 2017 and December 31, 2016:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
June 30, 2017
Real Estate Loans:
Residential, one- to four-family	$146,204	$-	$3,009	$-	$-	$149,213
Home equity	37,202	-	662	-	-	37,864
Commercial	119,218	546	3,225	-	-	122,989
Construction	27,961	-	-	-	-	27,961
Other Loans:
Commercial	24,440	11	369	-	-	24,820
Consumer	1,325	-	10	-	1	1,336
Total	$356,350	$557	$7,275	$-	$1	$364,183

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2016
Real Estate Loans:
Residential, one- to four-family	$146,333	$-	$3,000	$-	$-	$149,333
Home equity	35,025	-	509	-	-	35,534
Commercial	102,216	1,759	3,268	-	-	107,243
Construction	12,361	-	-	-	-	12,361
Other Loans:
Commercial	19,865	297	270	15	-	20,447
Consumer	1,306	-	6	-	1	1,313
Total	$317,106	$2,056	$7,053	$15	$1	$326,231

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At June 30, 2017
Real Estate Loans:
Residential, one- to four-family	4	$157	-	$-	4	$157	-	$-
Home equity	2	21	1	19	1	2	-	-
Total	6	$178	1	$19	5	$159	-	$-

At December 31, 2016
Real Estate Loans:
Residential, one- to four-family	5	$190	-	$-	5	$190	-	$-
Home equity	2	22	1	19	1	3	-	-
Other Loans:
Commercial	1	109	1	109	-	-	-	-
Total	8	$321	2	$128	6	$193	-	$-

No additional loan commitments were outstanding to these borrowers at June 30, 2017 and December 31, 2016.

There were no loans restructured and classified as TDRs during the three and six months ended June 30, 2017 or during the three months ended June 30, 2016.

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

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $242,000 and $412,000 at June 30, 2017 and December 31, 2016, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $887,000 and $767,000 at June 30, 2017 and December 31, 2016, respectively.

Note 5 – Earnings per Share

Earnings per share was calculated for the three and six months ended June 30, 2017 and 2016, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), unearned shares held by the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan (“RRP”), and unearned shares held by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2017	2016
Numerator – net income	$1,142,000	$664,000
Denominator:
Basic weighted average shares outstanding	6,122,800	6,002,253
Increase in weighted average shares outstanding due to:
Stock options	9,081	12,669
Diluted weighted average shares outstanding (1)	6,131,881	6,014,922

Earnings per share:
Basic	$0.19	$0.11
Diluted	$0.19	$0.11

	Six Months Ended June 30,
	2017	2016
Numerator – net income	$1,858,000	$2,618,000
Denominator:
Basic weighted average shares outstanding	6,106,585	5,982,063
Increase in weighted average shares outstanding due to:
Stock options	9,088	12,529
Diluted weighted average shares outstanding (1)	6,115,673	5,994,592

Earnings per share:
Basic	$0.30	$0.44
Diluted	$0.30	$0.44

(1)

Stock options to purchase 64,547 shares under the Company’s 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 were outstanding during the three and six month periods ended June 30, 2017, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 6 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at June 30, 2017 and December 31, 2016. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	June 30,	December 31,
	2017	2016
	(Dollars in thousands)

Commitments to grant loans	$15,478	$24,707
Unfunded commitments under lines of credit	$35,523	$35,356

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At June 30, 2017 and December 31, 2016, the Company’s loan commitments that have fixed interest rates for the next five years totaled $6.1 million and $12.0 million, respectively. The range of interest rates on these fixed rate commitments was 3.50% to 6.25% at June 30, 2017.

Note 7 – Stock-based Compensation

As of June 30, 2017, the Company had four stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $149,000 and $107,000 for the three months ended June 30, 2017 and 2016, respectively. The compensation cost that has been recorded for the six months ended June 30, 2017 and 2016 was $272,000 and $199,000, respectively.

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

A summary of the status of the Stock Option Plan as of June 30, 2017 and 2016 is presented below:

:

	June 30, 2017			June 30, 2016
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	82,826	$12.95		118,087	$10.68
Granted	-	-		-	-
Exercised	-	-		(66,651)	11.04
Forfeited	-	-		-	-
Outstanding at end of period	82,826	$12.95	7.8 years	51,436	$10.21	1.5 years

Options exercisable at end of period	18,279	$7.88	7.8 years	51,436	$10.21	1.5 years

Fair value of options granted		$-			$-

At June 30, 2017, stock options outstanding had an intrinsic value of $232,000 and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the six month period ended June 30, 2017. The intrinsic value of stock options exercised during the six month period ended June 30, 2016 was $158,000. Compensation expense related to the Stock Option Plan for the three month period ended June 30, 2017 was $8,000. Compensation expense related to the Stock Option Plan for the six month period ended June 30, 2017 was $17,000. There was no compensation expense related to the Stock Option Plan for the three and six month periods ended June 30, 2016. At June 30, 2017, $147,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of 52 months.

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

As of June 30, 2017, there were 94,915 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $22,000 for the three months ended June 30, 2017 and $16,000 for the three months ended June 30, 2016. Compensation expense amounted to $44,000 and $33,000 for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, $240,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 52 months.

A summary of the status of unvested shares under the RRP for the six months ended June 30, 2017 and 2016 is as follows:

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

The Board of Directors granted restricted stock awards under the EIP during 2017 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 8, 2017	21,675	100% on December 15, 2019, if three year performance metric is achieved	$15.90	Employees
February 8, 2017	5,673	100% on December 15, 2017	15.90	Non-employee directors

A summary of the status of unvested restricted stock awards under the EIP for the six months ended June 30, 2017 and 2016 is as follows:

	2017	Weighted Average Grant Price (per Share)	2016	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	26,072	$12.77	27,769	$12.64
Granted	27,348	15.90	20,354	13.38
Vested	-	-	-	-
Forfeited	(100)	13.35	-	-
Unvested shares outstanding at end of period	53,320	$14.38	48,123	$12.95

As of June 30, 2017, there were 21,917 of restricted stock shares vested or distributed to eligible participants under the EIP. Compensation expense related to restricted stock awards under the EIP amounted to $84,000 for the three months ended June 30, 2017 and $64,000 for the three months ended June 30, 2016. Compensation expense related to restricted stock awards under the EIP amounted to $143,000 for the six months ended June 30, 2017 and $113,000 for the six months ended June 30, 2016. At June 30, 2017, $545,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 6 to 30 months.

A summary of the status of stock options awarded in the fourth quarter of 2016 under the EIP for the six months ended June 30, 2017 is presented below:

June 30, 2017
	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at end of period	20,000	$14.38	9.3 years

Options exercisable at end of period	-	$-

Fair value of options granted		-

At June 30, 2017, stock options outstanding had an intrinsic value of $27,000 and there were no remaining options available for grant under the EIP. Compensation expense related to stock options outstanding under the EIP amounted to $3,000 for the three months ended June 30, 2017 and $5,000 for the six months ended June 30, 2017. There was no compensation expense for the three and six months ended June 30, 2016 related to stock options outstanding under the EIP.  At June 30, 2017, $45,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 52 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of June 30, 2017, the balance of the loan to the ESOP was $1.6 million and the fair value of unallocated shares was $2.3 million. As of June 30, 2017, there were 64,200 allocated shares and 150,765 unallocated shares compared to 63,594 allocated shares and 158,699 unallocated shares at June 30, 2016.  The ESOP compensation expense was $32,000 for the three months ended June 30, 2017 and $27,000 for the three months ended June 30, 2016 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $63,000 for the six months ended June 30, 2017 and $53,000 for the six months ended June 30, 2016 based on 3,968 shares earned in each of those periods.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2017 and December 31, 2016 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and December 31, 2016 were as follows:

	Fair Value Measurements at June 30, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Municipal bonds	$44,510	$-	$44,510	$-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	35	-	35	-
Collateralized mortgage obligations-government sponsored entities	25,408	-	25,408	-
Government National Mortgage Association	284	-	284	-
Federal National Mortgage Association	3,233	-	3,233	-
Federal Home Loan Mortgage Corporation	1,721	-	1,721	-
Asset-backed securities:
Private label	510	-	-	510
Government sponsored entities	68	-	68	-
Equity securities	50	-	50	-
Total	$75,819	$-	$75,309	$510

	Fair Value Measurements at December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Municipal bonds	$50,698	$-	$50,698	$-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	37	-	37	-
Collateralized mortgage obligations-government sponsored entities	28,830	-	28,830	-
Government National Mortgage Association	329	-	329	-
Federal National Mortgage Association	3,582	-	3,582	-
Federal Home Loan Mortgage Corporation	1,867	-	1,867	-
Asset-backed securities:
Private label	832	-	-	832
Government sponsored entities	76	-	76	-
Equity securities	84	-	84	-
Total	$86,335	$-	$85,503	$832

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the six months ended June 30, 2017 and for the year ended December 31, 2016.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the six months ended June 30, 2017 and 2016:

	2017	2016
	(Dollars in thousands)
Beginning Balance	$832	$1,501
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income(loss)	9	36
Total losses - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income(loss)	(44)	(39)
Sales	-	-
Principal paydowns	(287)	(349)
Transfers to (out of) Level 3	-	-
Ending Balance	$510	$1,149

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

The following table presents additional quantitative information about the Level 3 inputs for the asset-backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of June 30, 2017 and December 31, 2016 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
June 30, 2017
Asset-backed securities - private label	$510	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	5 - 12	3.0%-5.0%	75.0% - 100.0%

December 31, 2016
Asset-backed securities - private label	$832	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	5 - 10	5.0%	70.0% - 100.0%

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and December 31, 2016 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At June 30, 2017
Impaired loans	$1,209	$-	$-	$1,209
Foreclosed real estate	200	-	-	200

At December 31, 2016
Impaired loans	$760	$-	$-	$760
Foreclosed real estate	241	-	-	241

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At June 30, 2017
Impaired loans	$1,209	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	15.00-17.00%
Foreclosed real estate	200	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%
At December 31, 2016
Impaired loans	$760	Market valuation of underlying collateral (1) and discounted cash flows (3)	Direct Disposal Costs (2)	7.00-33.00%
Foreclosed real estate	241	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)

The fair value basis of impaired loans and foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

(3)

Fair value is generally determined using a discounted future cash flow method for non-collateral dependent loans. This method takes into account interest rates currently being offered to customers for loans with similar terms and with estimated maturity.  The estimate of maturity is based on the borrower’s contractual cash flows and may be adjusted for prepayment estimates based on current economic and lending conditions. This method was used for one loan during the period indicated and this loan was fully paid off during the second quarter of 2017.

At June 30, 2017, impaired loans valued using Level 3 inputs had a carrying amount of $1.2 million and valuation allowances of $250,000. By comparison at December 31, 2016, impaired loans valued using Level 3 inputs had a carrying amount of $1.2 million and valuation allowances of $400,000.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan or by using a discounted future cash flow method if the loan is not collateral dependent. At June 30, 2017, impaired loans whose carrying amount was updated utilizing Level 3 inputs during the six months ended June 30, 2017 comprised of two loans with a fair value of $1.6 million and resulted in a reduction to provision for loan loss of $140,000.  At December 31, 2016, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the year ended December 31, 2016 comprised of two loans with a fair value of $1.0 million and resulted in an additional provision for loan loss of $400,000.

At June 30, 2017, foreclosed real estate valued using Level 3 inputs had a carrying amount of $300,000 and valuation allowances of $100,000. By comparison at December 31, 2016, foreclosed real estate valued using Level 3 inputs had a carrying amount of $341,000 and valuation allowances of $100,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At June 30, 2017, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the six months ended June 30, 2017 comprised of four properties with a fair value of $112,000 and  a $24,000 subsequent write-down, which was recorded in non-interest expense. At December 31, 2016, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2016 comprised of six properties with a fair value of $217,000 and resulted in an additional provision for loan losses of $73,000 and subsequent write-downs recorded in non-interest expense of $6,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at June 30, 2017
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$32,968	$32,968	$32,968	$-	$-
Securities available for sale	75,819	75,819	-	75,309	510
Federal Home Loan Bank stock	1,715	1,715	-	1,715	-
Loans receivable, net	364,018	357,889	-	-	357,889
Accrued interest receivable	1,631	1,631	-	1,631	-
Financial liabilities:
Deposits	392,680	395,928	-	395,928	-
Long-term debt	26,950	27,002	-	27,002	-
Accrued interest payable	37	37	-	37	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2016
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$45,479	$45,479	$45,479	$-	$-
Securities available for sale	86,335	86,335	-	85,503	832
Federal Home Loan Bank stock	1,340	1,340	-	1,340	-
Loans receivable, net	326,365	322,031	-	-	322,031
Accrued interest receivable	1,600	1,600	-	1,600	-
Financial liabilities:
Deposits	385,893	388,855	-	388,855	-
Long-term debt	18,950	18,984	-	18,984	-
Accrued interest payable	32	32	-	32	-
Off-balance-sheet financial instruments	-	-	-	-	-

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

Note 9 – Treasury Stock

During the three and six months ended June 30, 2017, the Company repurchased 13,500 shares of common stock at an average cost of $15.72 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of June 30, 2017, there were 71,001 shares remaining to be repurchased under the existing stock repurchase program. During the six months ended June 30, 2017, the Company transferred 27,348 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.88 per share to fund awards that had been granted under the 2012 Equity Incentive Plan. During the six months ended June 30, 2017, there were 200 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.55 per share due to stock forfeitures.

During the quarter ended June 30, 2016, the Company repurchased 10,000 shares of common stock at an average cost of $13.55 per share. During the six months ended June 30, 2016, the Company repurchased 20,000 shares of common stock at an average cost of $13.56 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of June 30, 2016 there were 97,701 shares remaining to be repurchased under the existing stock repurchase program. During the three and six months ended June 30, 2016, the Company transferred 1,939 and 20,354 shares of common stock, respectively, from the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.70 per share to fund awards that were granted.

Note 10 – Other Comprehensive (Loss) Income

In addition to presenting the Consolidated Statements of Other Comprehensive Income (Loss) herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive loss for the periods presented:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2017			June 30, 2016
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Net unrealized gains arising during the period	$100	$(34)	$66	$531	$(180)	$351
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(32)	11	(21)	(33)	11	(22)
Gain on sale of securities included in net income	(197)	67	(130)	-	-	-
Total Other Comprehensive (Loss) Income	$(129)	$44	$(85)	$498	$(169)	$329

	For the Six Months Ended			For the Six Months Ended
	June 30, 2017			June 30, 2016
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Net unrealized gains arising during the period	$40	$(14)	$26	$2,009	$(683)	$1,326
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(71)	24	(47)	(68)	23	(45)
Gain on sale of securities included in net income	(222)	76	(146)	(1,636)	556	(1,080)
Total Other Comprehensive (Loss) Income	$(253)	$86	$(167)	$305	$(104)	$201

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated Other
Details about Accumulated Other	Comprehensive Income		Affected Line Item
Comprehensive Income	for the three months ended June 30,		on the Consolidated
Components	2017	2016	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale
Recovery on previously impaired investment securities	$(32)	$(33)	Recovery on previously impaired investment securities
Sale of securities	(197)	-	Gain on sale of securities available for sale
	(229)	(33)
Provision for income tax expense	78	11	Income Tax Expense
Total reclassification for the period	$(151)	$(22)	Net Income

	Amounts Reclassified from Accumulated Other
Details about Accumulated Other	Comprehensive Income		Affected Line Item
Comprehensive Income	for the six months ended June 30,		on the Consolidated
Components	2017	2016	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale
Recovery on previously impaired investment securities	$(71)	$(68)	Recovery on previously impaired investment securities
Sale of securities	(222)	(1,636)	Gain on sale of securities available for sale
	(293)	(1,704)
Provision for income tax expense	100	579	Income Tax Expense
Total reclassification for the period	$(193)	$(1,125)	Net Income

Note 11 – Subsequent Events

On July 26, 2017, the Board of Directors declared a quarterly cash dividend of $0.08 per share on the Company’s common stock, payable on August 24, 2017 to shareholders of record as of August 10, 2017. Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 59.6% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $291,000. On March 7, 2017, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 8, 2018, aggregating up to $0.32 per share. The MHC waived $291,000 of dividends during the three months ended June 30, 2017 and $582,000 during the six months ended June 30, 2017. Cumulatively, Lake Shore, MHC has waived approximately $8.8 million of cash dividends as of June 30, 2017. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of June 30, 2017 compared to the consolidated financial condition as of December 31, 2016 and the consolidated results of operations for the three and six months ended June 30, 2017 and 2016.

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

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government.  Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, interest rate conditions, and funds availability.  Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions.  Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Company.

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

The Company uses the current statutory U.S corporate income tax rate of 34.0% to value its deferred tax assets and liabilities. On April 26, 2017, the Trump Administration announced a comprehensive tax reform proposal that includes a reduction in the U.S. corporate income tax rate to 15.0%. If corporate tax rates were reduced, management expects the Company would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions on an ongoing basis. The proposal is at the beginning stages of negotiations and will need to be addressed by both houses of Congress. It is too early in the process to determine if any of the proposals are actionable. Accordingly, management cannot assess the effect a change in the corporate tax rate would have on the Company’s operating results or financial position at the present time.

Management Strategy

There have been no material changes in the Company’s management strategy from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Some of these policies require significant judgment, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of securities valuation, impairment of securities and income taxes. There have been no material changes in critical accounting policies since December 31, 2016.

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

	For the Three Months Ended			For the Three Months Ended
	June 30, 2017			June 30, 2016
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$28,326	$48	0.68%	$38,306	$35	0.37%
Securities(1)	82,126	621	3.02%	97,623	710	2.91%
Loans	348,486	4,105	4.71%	306,751	3,602	4.70%
Total interest-earning assets	458,938	4,774	4.16%	442,680	4,347	3.93%
Other assets	37,252			34,083
Total assets	$496,190			$476,763

Interest-bearing liabilities
Demand & NOW accounts	$50,820	$16	0.13%	$45,361	$9	0.08%
Money market accounts	83,763	59	0.28%	78,309	36	0.18%
Savings accounts	54,435	7	0.05%	48,346	7	0.06%
Time deposits	148,250	417	1.13%	151,343	404	1.07%
Borrowed funds	19,390	97	2.00%	18,951	91	1.92%
Other interest-bearing liabilities	886	21	9.48%	972	23	9.47%
Total interest-bearing liabilities	357,544	617	0.69%	343,282	570	0.66%
Other non-interest bearing liabilities	61,201			56,962
Stockholders' equity	77,445			76,519
Total liabilities & stockholders' equity	$496,190			$476,763
Net interest income		$4,157			$3,777
Interest rate spread			3.47%			3.27%
Net interest margin			3.62%			3.41%

(1)	The tax equivalent adjustment for bank qualified municipals results in rates of 4.09% and 3.86% for the three months ended June 30, 2017 and 2016, respectively.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2017			June 30, 2016
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$28,950	$86	0.59%	$32,746	$51	0.31%
Securities(1)	84,309	1,279	3.03%	104,787	1,544	2.95%
Loans	341,863	8,167	4.78%	304,067	7,116	4.68%
Total interest-earning assets	455,122	9,532	4.19%	441,600	8,711	3.95%
Other assets	37,021			34,277
Total assets	$492,143			$475,877

Interest-bearing liabilities
Demand & NOW accounts	$51,114	$32	0.13%	$44,346	$17	0.08%
Money market accounts	81,964	111	0.27%	78,280	70	0.18%
Savings accounts	53,791	15	0.06%	46,917	13	0.06%
Time deposits	148,008	818	1.11%	154,524	824	1.07%
Borrowed funds	19,171	189	1.97%	19,591	187	1.91%
Other interest-bearing liabilities	901	42	9.32%	981	46	9.38%
Total interest-bearing liabilities	354,949	1,207	0.68%	344,639	1,157	0.67%
Other non-interest bearing liabilities	60,073			55,406
Stockholders' equity	77,121			75,832
Total liabilities & stockholders' equity	$492,143			$475,877
Net interest income		$8,325			$7,554
Interest rate spread			3.51%			3.28%
Net interest margin			3.66%			3.42%

(1)	The tax equivalent adjustment for bank qualified municipals results in rates of 4.10% and 3.83% for the six months ended June 30, 2017 and 2016, respectively.

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

	Three Months Ended June 30, 2017
	Compared to
	Three Months Ended June 30, 2016
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$24	$(11)	$13
Securities	27	(116)	(89)
Loans, including fees	11	492	503
Total interest-earning assets	62	365	427
Interest-bearing liabilities:
Demand & NOW accounts	6	1	7
Money market accounts	20	3	23
Savings accounts	(1)	1	-
Time deposits	21	(8)	13
Total deposits	46	(3)	43
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	4	-	4
Total interest-bearing liabilities	50	(3)	47
Total change in net interest income	$12	$368	$380

	Six Months Ended June 30, 2017
	Compared to
	Six Months Ended June 30, 2016
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$42	$(7)	$35
Securities	44	(309)	(265)
Loans, including fees	151	900	1,051
Total interest-earning assets	237	584	821
Interest-bearing liabilities:
Demand & NOW accounts	12	3	15
Money market accounts	38	3	41
Savings accounts	-	2	2
Time deposits	29	(35)	(6)
Total deposits	79	(27)	52
Other interest-bearing liabilities:
Borrowed funds & other	6	(8)	(2)
Total interest-bearing liabilities	85	(35)	50
Total change in net interest income	$152	$619	$771

During the three months ended June 30, 2017, the average yield on interest-earning assets increased 23 basis points to 4.16% primarily due to a $41.7 million, or 13.6%, increase in the average loan portfolio as compared to the prior year quarter. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of higher yielding commercial real estate and commercial business loans. In the current extended low interest-rate environment, our cost of funds has remained stable due to a shift in our deposit mix from time deposits to low cost core deposits. The average balance of lower cost core deposits increased $17.0 million, or 9.9%, during the three months ended June 30, 2017 as compared to the prior year quarter. In addition the average balance of time deposits decreased by $3.1 million, or 2.0%, during the three months ended June 30, 2017 as compared to the prior year quarter. The net interest margin for the three months ended June 30, 2017 was 3.62% as compared to a net interest margin of 3.41% for the three months ended June 30, 2016.  The interest rate spread for the three months ended June 30, 2017 was 3.47% as compared to an interest rate spread of 3.27% for the three months ended June 30, 2016.

During the six months ended June 30, 2017, the average yield on interest-earning assets increased 24 basis points to 4.19% primarily due to a $37.8 million, or 12.4%, increase in the average loan portfolio compared to the same period in the prior year. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of higher yielding commercial real estate and commercial business loans. The increase was also due to a 10 basis points increase in the average yield earned on loans which was primarily due to the receipt of $202,000 of interest income on one non-performing commercial real estate loan that paid off during the first quarter of 2017. In the current extended low interest-rate environment, our cost of funds has remained stable due to a shift in our deposit mix from time deposits to low cost core deposits. The average balance of lower cost core deposits increased $17.3 million, or 10.2%, during the six months ended June 30, 2017 as compared to the same period in the prior year. In addition the average balance of time deposits decreased by $6.5 million, or 4.2%, during the six months ended June 30, 2017 as compared to the same period in the prior year. The net interest margin for the six months ended June 30, 2017 was 3.66% as compared to a net interest margin of 3.42% for the six months ended June 30, 2016.  The interest rate spread for the six months ended June 30, 2017 was 3.51% as compared to an interest rate spread of 3.28% for the six months ended June 30, 2016.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total assets at June 30, 2017 were $504.9 million, an increase of $15.7 million, or 3.2%, from $489.2 million at December 31, 2016.  The increase in total assets was primarily due to a $37.7 million increase in loans receivable partially offset by a $12.5 million decrease in cash and cash equivalents and a $10.5 million decrease in securities available for sale.

Cash and cash equivalents decreased by $12.5 million, or 27.5%, from $45.5 million at December 31, 2016 to $33.0 million at June 30, 2017.  The decrease was primarily due to a $38.3 million cash outflow relating to net loan originations and principal collections during the first six months of 2017, partially offset by a net $10.5 million cash inflow from the receipt of principal paydowns, sales proceeds and maturities in the investment portfolio, an $8.0 million increase in long-term debt, and a $6.8 million increase in deposits.

Securities available for sale decreased by $10.5 million, or 12.2%, to $75.8 million at June 30, 2017 compared to $86.3 million at December 31, 2016. The decrease was primarily due to the receipt of $6.8 million in principal paydowns and $5.4 million in proceeds from the sale of investments, partially offset by $1.7 million of new securities purchased during the six months ended June 30, 2017. The Company sold securities during the current period for liquidity purposes to originate adjustable rate loans and to be in a better position to take advantage of future increases in market interest rates.

Net loans receivable increased during the six months ended June 30, 2017 as shown in the table below:

	At June 30,	At December 31,	Change
	2017	2016	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$149,213	$149,333	$(120)	(0.1)%
Home equity	37,864	35,534	2,330	6.6%
Commercial	122,989	107,243	15,746	14.7%
Construction	27,961	12,361	15,600	126.2%
Total real estate loans	338,027	304,471	33,556	11.0%
Other Loans:
Commercial	24,820	20,447	4,373	21.4%
Consumer	1,336	1,313	23	1.8%
Total gross loans	364,183	326,231	37,952	11.6%
Allowance for loan losses	(3,223)	(2,882)	(341)	11.8%
Net deferred loan costs	3,058	3,016	42	1.4%
Loans receivable, net	$364,018	$326,365	$37,653	11.5%

The increase in net loans receivable was primarily due to an increase in commercial real estate loans, construction loans, commercial business loans, and home equity loans. As fixed rate one- to four-family residential real estate loans present additional interest rate risk to our loan portfolio as a result of the longer duration of these types of assets, we remain strategically focused in 2017 on originating shorter duration commercial real estate and commercial business loans to diversify our asset mix, to reduce interest rate risk, to take advantage of the opportunities available to serve small businesses in our market area, and to increase our net interest margin.

Loans Past Due and Non-performing Assets.  The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At June 30,	At December 31,
	2017	2016
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$-	$136
Home equity	-	24
Commercial	-	-
Construction	-	-
Other loans:
Commercial	3	2
Consumer	-	-
Total	$3	$162
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,009	$2,165
Home equity	339	329
Commercial	1,698	2,977
Construction	-	-
Other loans:
Commercial	54	205
Consumer	24	28
Total non-accrual loans	4,124	5,704
Total non-performing loans	4,127	5,866
Foreclosed real estate	242	412
Total non-performing assets	$4,369	$6,278
Ratios:
Non-performing loans as a percent of total loans:	1.13%	1.80%
Non-performing assets as a percent of total assets:	0.87%	1.28%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Home equity	$19	$19
Other loans:
Commercial	$-	$109
Performing loans
Real estate loans:
Residential, one- to four-family	$157	$190
Home equity	2	3

Total non-performing loans decreased by $1.7 million, or 29.6%, to $4.1  million at June 30, 2017 from $5.9 million at December 31, 2016, primarily due to a $1.3 million decrease in non-performing commercial real estate loans. The decrease in non-performing commercial real estate loans was primarily due to the payoff of one commercial real estate loan, with a loan balance of $1.2 million as of December 31, 2016. Management is actively pursuing all actions necessary to collect the outstanding balance on all non-performing loans, which  may include foreclosure on the related properties.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$2,882	$1,985
Provision for loan losses	375	185
Charge-offs:
Real estate loans:
Residential, one- to four-family	-	(49)
Home equity	(3)	(18)
Commercial	-	(1)
Construction	-	-
Other loans:
Commercial	(18)	(30)
Consumer	(28)	(32)
Total charge-offs	(49)	(130)
Recoveries:
Real estate loans:
Residential, one- to four-family	1	10
Home equity	3	1
Commercial	-	-
Construction	-	-
Other loans:
Commercial	1	1
Consumer	10	8
Total recoveries	15	20
Net charge-offs	(34)	(110)
Balance at end of period	$3,223	$2,060
Average loans outstanding	$341,863	$304,067
Allowance for loan losses as a percent of total net loans	0.89%	0.65%
Allowance for loan losses as a percent of non-performing loans	78.10%	47.02%
Ratio of net charge-offs to average loans outstanding(1)	0.02%	0.07%

(1) Annualized

The table below shows changes in deposit balances by type of deposit account between June 30, 2017 and December 31, 2016:

	At June 30,	At December 31,	Change
	2017	2016	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$54,608	$55,889	$(1,281)	(2.3)%
Interest bearing	50,972	52,058	(1,086)	(2.1)%
Money market	86,065	78,401	7,664	9.8%
Savings	54,373	52,404	1,969	3.8%
Time deposits	146,662	147,141	(479)	(0.3)%
Total deposits	$392,680	$385,893	$6,787	1.8%

The increase in total deposits was primarily due to net growth in core deposits. The net growth in core deposits was the result of the Company’s continued strategic focus on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expense.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), increased by $8.0 million, or 42.2%, to $27.0 million at June 30, 2017 from $19.0 million at December 31, 2016. The additional borrowings were incurred during the second quarter of 2017 to allow the Bank to take advantage of the low fixed-rates in order to fund loan growth.

Total stockholders’ equity increased by $1.4 million, or 1.8%, from $76.0 million at December 31, 2016 to $77.4 million at June 30, 2017.  The increase in stockholders’ equity was primarily due to net income of $1.9 million partially offset by $373,000 in cash dividends paid.

Comparison of Results of Operations for the Three Months Ended June 30, 2017 and 2016

General.    Net income was $1.1 million for the three months ended June 30, 2017, or $0.19 per diluted share, an increase of $478,000, or 72.0%, compared to net income of $664,000, or $0.11 per diluted share, for the three months ended June 30, 2016.  The increase in net income was primarily due to an increase in net interest income of $380,000 and an increase in non-interest income of $204,000, partially offset by a $125,000 increase in income tax expense.

Interest Income.  Interest income increased by $427,000, or 9.8%, to $4.8 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to an increase in loan interest income. Loan interest income increased by $503,000, or 14.0%, to $4.1 million for the three months ended June 30, 2017 compared to $3.6 million for the three months ended June 30, 2016, primarily due to an increase in the average balance of the loan portfolio by $41.7 million, or 13.6%, from $306.8 million for the three months ended June 30, 2016 to $348.5 million for the three months end June 30, 2017. The increase in the average balance of loans was primarily due to an increase in the average balance of commercial real estate and commercial business loans.

Investment interest income decreased $89,000, or 12.5%, to $621,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a decrease in the average balance of the investment portfolio from $97.6 million for the three months ended June 30, 2016 to $82.1 million for the three months ended June 30, 2017. The decrease in the average balance of the investment portfolio was primarily due to the Company’s strategy to reinvest paydowns and sales proceeds received on the securities portfolio, into loan originations, primarily commercial loans. The purpose of this strategy is to shorten the duration of interest earning assets in order to be in a better position to take advantage of future increases in market interest rates as well as to manage interest rate risk. The average yield on the investment portfolio increased 11 basis points from 2.91% for the three months ended June 30, 2016 to 3.02% for the three months ended June 30, 2017 primarily due to paydowns and sales of lower yielding securities.

Other interest income increased by $13,000, or 37.1%, to $48,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a 31 basis points increase in the average yield on the interest-earning deposits and federal funds sold portfolio.  The average yield increased from 0.37% for the three months ended June 30, 2016 to 0.68% for the three months ended June 30, 2017. This increase in average yield was primarily due to a 75 basis points increase in the fed funds rate since June 30, 2016. The average balance of the interest-earning deposits and federal funds sold portfolio decreased by $10.0 million, or 26.1%, from $38.3 million for the three months ended June 30, 2016 to $28.3 million for the three months ended June 30, 2017. The decrease was primarily due to the use of excess cash to fund commercial loan originations.

Interest Expense.  Interest expense increased $47,000, or 8.3%, for the three months ended June 30, 2017 to $617,000 compared to $570,000 for the three months ended June 30, 2016.   Interest paid on deposits increased by $43,000, or 9.4%, to $499,000 for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016. The increase in deposit expense was primarily due to a $17.0 million increase in average core deposits when compared to the three months ended June 30, 2016, partially offset by a $3.1 million decrease in average time deposits. Interest expense was also impacted by a 10, 5 and 6 basis points increase in the average interest rates being paid on money market, demand deposit, and time deposit accounts, respectively, during the three months ended June 30, 2017 when compared to the same period in the prior year. The average balance of deposits for the three months ended June 30, 2017 was $337.3 million with an average rate of 0.59% compared to the average balance of deposits of $323.4 million and an average rate of 0.56% for the three months ended June 30, 2016. The growth in the average balance of deposits was primarily due to an increase in low-cost core deposits. The interest expense related to advances from the FHLBNY increased $6,000, or 6.6%, to $97,000 for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016 primarily as a result of an increase in the average rate of FHLBNY advances. The average balance of advances from the FHLBNY for the three months ended June 30, 2017 was $19.4 million with an average rate of 2.00% compared to an average balance of $19.0 million and an average rate of 1.92% for the three months ended June 30, 2016.

Provision for Loan Losses.  A provision of $25,000 to the allowance for loan losses was recorded during the three months ended June 30, 2017, which was a $30,000 decrease as compared to the provision recorded during the three months ended June 30, 2016 primarily due to less reserves being set aside for impaired commercial real estate loans.

During the three months ended June 30, 2017, the Company recorded an $80,000 net credit provision for commercial real estate loans. $140,000 of this credit provision was attributed to a net decrease in reserves being set aside for impaired loans.  This was primarily due to an increase in the estimated value of the collateral for one impaired commercial real estate loan, as a result of an increase in the occupancy rate.  This credit provision was partially offset by a $60,000 provision to record probable inherent losses on commercial real estate loans originated during the quarter. The commercial real estate loan portfolio increased by $5.3 million, or 4.5%, during the three months ended June 30, 2017.

The Company recorded an $110,000 general allowance during the three months ended June 30, 2017 on performing construction loans primarily due to a $9.9 million, or 55.2%, increase in the construction loan portfolio during the three months ended June 30, 2017, to reflect inherent losses within the portfolio. The Company recorded a credit provision of $50,000 for commercial business loans primarily related to changes in the environmental factors used to qualitatively assess inherent loan losses.

A $28,000 provision was recorded by the Company during the three months ended June 30, 2017 for one-to four-family, home equity and consumer loans primarily to reflect an increase in classified loans during the three months ended June 30, 2017.

The Company recorded an unallocated provision for loan losses of $17,000 during the three months ended June 30, 2017, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the three months ended June 30, 2016, the Company recorded a $105,000 provision for construction and commercial business loans primarily due to an increase in loan originations during the three months ended June 30, 2016, to reflect the inherent losses expected on these loan types.  The Company recorded a $125,000 credit provision on commercial real estate loans primarily due to a decrease in classified loan balances, which was partially offset by a $95,000 provision for loan losses to reflect probable inherent losses on commercial real estate loans originated during the three months ended June 30, 2016. The Company recorded a $21,000 provision on home equity and consumer loans primarily due to an increase in net charge-offs during the three months ended June 30, 2016. The Company recorded a $42,000 credit provision on one-to four-family loans primarily due to a decrease in classified loan balances. The Company recorded a $1,000 unallocated provision to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for details on the provision for loan losses.

Non-interest Income.  Non-interest income increased $204,000, or 33.8%, to $807,000 for the three months ended June 30, 2017 compared to $603,000 for the three months ended June 30, 2016.  The increase was primarily due to a $197,000 pre-tax realized gain on the sale of securities during the three months ended June 30, 2017, while there were no sales of securities during the three months ended June 30, 2016. The increase was also due to an increase in service charges and fees and earnings on bank owned life insurance.  Service charges and fees increased by $34,000, or 7.9%, during the three months ended June 30, 2017 compared to the same three months in 2016 due to increased growth in core deposits and new product offerings. Earnings on bank owned life insurance increased $20,000, or 28.6%, due to the purchase of an additional $2.5 million in insurance during the fourth quarter of 2017.  These increases were partially offset by a $44,000, or 95.7%, decrease in gains on the sale of loans during the three months ended June 30, 2017 as a result of a fourth quarter 2016 strategic decision to retain, rather than sell, all residential loans that we originate due to the stabilization of the Bank’s interest rate risk levels.

Non-interest Expenses.  Non-interest expenses increased $11,000, or 0.3%, to $3.5 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  Data processing increased by $49,000, or 18.8%, due to implementation of new technology and growth in deposit and loan accounts.  Salaries and employee benefits increased $27,000, or 1.5%, primarily due to annual salary increases and grants of stock awards, partially offset by lower health insurance costs and retirement benefit expenses. These increases were partially offset by a $44,000, or 23.3%, decrease in advertising expenses due to the development of a new marketing campaign related to the Company’s 125th anniversary celebration during the three months ended June 2016.  Decreases in professional service fees, occupancy and equipment expenses and FDIC insurance expenses during the three months ended June 30, 2017 were partially offset by increases in postages and supplies when compared to the three months ended June 30, 2016.

Income Taxes Expense.  Income tax expense increased by $125,000, or 73.5%, from $170,000 for the three months ended June 30, 2016 to $295,000 for the three months ended June 30, 2017. The increase in income tax expense was primarily due to an increase in pre-tax income during the three months ended June 30, 2017 as compared to the prior year period.  The effective tax rate for the three months ended June 30, 2017 was 20.5% while the effective tax rate for the three months ended June 30, 2016 was 20.4%.

Comparison of Results of Operations for the Six Months Ended June 30, 2017 and 2016

General.    Net income was $1.9 million for the six months ended June 30, 2017, or $0.30 per diluted share, a decrease of $760,000, or 29.0%, compared to net income of $2.6 million, or $0.44 per diluted share, for the six months ended June 30, 2016. The decrease in net income was primarily impacted by a $1.6  million pre-tax realized gain on the sale of securities during the six months ended June 30, 2016 as compared to a $222,000 pre-tax realized gain on the sale of securities during the six months ended June 30, 2017.  2017 year to date net income was also impacted by a $190,000 increase in the provision for loan losses and a $186,000 increase in non-interest expense which was partially offset by a $771,000 increase in net interest income and a $221,000 decrease in income tax expense when compared to the six months ended June 30, 2016.

Interest Income.    Interest income increased by $821,000, or 9.4%, to $9.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to an increase in loan interest income. Loan interest income increased by $1.1 million, or 14.8%, to $8.2 million for the six months ended June 30, 2017 compared to $7.1 million for the six months ended June 30, 2016, primarily due to an increase in the average balance of loans by $37.8 million, or 12.4%, from $304.1 million for the six months ended June 30, 2016 to $341.9 million for the six months ended June 30, 2017. The increase in the average balance of loans was primarily due to an increase in the average balance of commercial real estate and commercial business loans. The increase in loan interest income was also due to the receipt of $202,000 of interest income on one non-performing commercial real estate loan which paid off during the six months ended June 30, 2017.  The payoff of the non-performing commercial loan caused the average yield on the loan portfolio to increase from 4.68% for the six months ended June 30, 2016 to 4.78% for the six months ended June 30, 2017. The average yield on the loan portfolio would be 4.66% for the six months ended June 30, 2017 if the $202,000 of interest income received on the non-performing loan payoff was excluded.

Investment interest income decreased $265,000, or 17.2%, to $1.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a decrease in the average balance of the investment portfolio from $104.8 million for the six months ended June 30, 2016 to $84.3 million for the six months ended June 30, 2017. The decrease in the average balance of the investment portfolio was primarily due to the Company’s strategy to reinvest sale proceeds and paydowns received on the securities portfolio into loan originations, primarily commercial loans. The purpose of this strategy is to shorten the duration of interest earning assets in order to be in a better position to take advantage of future increases in market interest rates as well as to manage interest rate risk. The average yield on the investment portfolio increased eight basis points from 2.95% for the six months ended June 30, 2016 to 3.03% for the six months ended June 30, 2017 primarily due to paydowns and sales of lower yielding securities.

Other interest income increased by $35,000, or 68.6%, to $86,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a 28 basis points increase in the average yield on the interest-earning deposits and federal funds sold portfolio.  The average yield increased from 0.31% for the six months ended June 30, 2016 to 0.59% for the six months ended June 30, 2017. The increase in average yield was primarily due to a 75 basis points increase in the fed funds rate since June 30, 2016. The average balance of the interest-earning deposits and federal funds sold portfolio decreased by $3.8 million, or 11.6%, from $32.7 million for the six months ended June 30, 2016 to $29.0 million for the six months ended June 30, 2017. The decrease was primarily due to the use of excess cash to fund commercial loan originations.

Interest Expense.  Interest expense increased $50,000, or 4.3%, to $1.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Interest paid on deposits increased by $52,000, or 5.6%, to $976,000 for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016. The increase in deposit expense was primarily due to a $17.3 million increase in average core deposits when compared to the six months ended June 30, 2016, partially offset by a $6.5 million decrease in average time deposits.  Interest expense was also impacted by a 9, 5 and 4 basis points increase in the average interest rates being paid on money market, demand deposit, and time deposit accounts, respectively, during the six months ended June 30, 2017 when compared to the same period in the prior year. The average balance of deposits for the six months ended June 30, 2017 was $334.9 million with an average rate of 0.58% compared to the average balance of deposits of $324.1 million and an average rate of 0.57% for the six months ended June 30, 2016. The growth in the average balance of deposits was primarily due to an increase in low-cost core deposits.  The interest expense related to advances from the FHLBNY increased $2,000, or 1.1%, to $189,000 for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016. The average balance of advances from the FHLBNY for the six months ended June 30, 2017 was $19.2 million with an average rate of 1.97% compared to an average balance of $19.6 million and an average rate of 1.91% for the six months ended June 30, 2016.

Provision for Loan Losses.    A provision of $375,000 to the allowance for loan losses was recorded during the six months ended June 30, 2017, which was a $190,000, or 102.7%, increase as compared to the provision recorded during the six months ended June 30, 2016. The increase in provision expense was primarily related to growth in construction and commercial loans.

The Company recorded a $153,000 general allowance during the six months ended June 30, 2017 on performing construction loans, primarily due to a $15.6 million, or 126.2%, increase in the construction loan portfolio since December 31, 2016, to reflect inherent losses within the portfolio.

During the six months end June 30, 2017, the Company recorded a net $85,000 provision for commercial real estate loans. A $215,000 provision was recorded to appropriately reflect risk associated with growth in commercial real estate loan originations. The commercial real estate loan portfolio increased by $15.7 million, or 14.7%, since December 31, 2016. In addition, an $186,000 provision was recorded due to the downgrade of two performing commercial loan relationships from a special mention to substandard classification. These two loan relationships totaled $1.2 million as of June 30, 2017 with a loan to value ratio of 49.3% and 63.3%, respectively,. The provision was partially offset by a $176,000 credit related to changes in the related environmental factors used to qualitatively assess inherent loan losses on commercial real estate loans. The provision was also partially offset by a $140,000 net decrease in reserves being set aside for impaired loans. The decrease in impaired reserves was primarily due to an increase in the estimated value of the collateral for one impaired commercial real estate loan, as a result of an increase in the occupancy rate.

An $80,000 provision was recorded by the Company during the six months ended June 30, 2017 for one-to four-family, home equity, commercial business and consumer loans to reflect an increase in the historical average net charge-offs for these loans types over the last five years and due to net charge-offs during the six months ended June 30, 2017.

The Company recorded an unallocated provision for loan losses of $57,000, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the six months ended June 30, 2016, the Company recorded a $177,000 provision for construction and commercial business loans, primarily due to an increase in loan originations during the six months ended June 30, 2016, to reflect the probable inherent losses on these loan types and due to a $32,000 increase in net charge-offs for these loan types during the six months ended June 30, 2016.  The Company recorded a $162,000 provision for one- to four-family, home equity and consumer loans due to a review of the historical losses relating to these types of loans. The Company set aside $76,000 of provision to reflect an increase in historical average net charge-offs for these loan types over the last five years. A provision of $86,000 was also set aside for these loan types due to changes in the related environmental factors used to qualitatively assess inherent losses in the loan portfolio, partially offset by a decrease in classified loans for these loan types during the six months ended June 30, 2016. The Company recorded a $139,000 net credit provision on commercial real estate loans.  Specifically, the Company recorded a $305,000 credit provision to reflect a decrease in the historical average net charge-offs for these loan types over the last five years and due to a decrease in classified commercial real estate loans.   The credit provision for commercial real estate loans was partially offset by a $166,000 provision for loan losses to reflect probable inherent losses on commercial real estate loans originated during the six months ended June 30, 2016. The Company recorded an unallocated credit to the provision for loan losses of $15,000, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-Interest Income.    Non-interest income decreased $1.4 million, or 48.9%, to $1.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  The decrease was primarily due to a $1.6 million pre-tax realized gain on the sale of securities during the six months ended June 30, 2016 as compared to a $222,000 pre-tax realized gain on the sale of securities during the six months ended June 30, 2017.  The decrease was also due to a $52,000, or 85.2%, decrease in gains on the sale of loans during the six months ended June 30, 2017 as a result of a fourth quarter 2016 strategic decision to retain, rather than sell, all residential loans that we originate due to the stabilization of the Bank’s interest rate risk levels. These decreases were partially offset by an increase in service charges and fees and earnings on bank owned life insurance.  Service charges and fees increased by $47,000, or 5.4%, during the six months ended June 30, 2017 compared to the same six months in 2016 due to increased growth in core deposits and new product offerings. Earnings on bank owned life insurance increased $40,000, or 29.2%, due to the purchase of an additional $2.5 million in insurance during the fourth quarter of 2016.

Non-Interest Expenses.  Non-interest expense increased by $186,000, or 2.7%, from $6.9 million for the six months ended June 30, 2016 to $7.1 million for the six months ended June 30, 2017.  Salaries and employee benefits increased by $127,000, or 3.5%, primarily due to annual salary increases and grants of stock awards, partially offset by lower health insurance costs and supplemental retirement benefit plan expenses. Data processing expense increased by $91,000, or 17.3%, for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016, due to implementation of new technology and growth in deposit and loan accounts.  Decreases in professional service fees and FDIC insurance expenses during the six months ended June 30, 2017 were partially offset by increases in postages and supply expense, occupancy and equipment expenses, other expenses and advertising costs when compared to the six months ended June 30, 2016.

Income Tax Expense.    Income tax expense decreased by $221,000, or 32.9%, from $671,000 for the six months ended June 30, 2016 to $450,000 for the six months ended June 30, 2017. The decrease in income tax expense was primarily due to a decrease in pre-tax income during the six months ended June 30, 2017 as compared to the prior year period. The effective tax rate was 19.5% for the six months ended June 30, 2017 as compared to an effective tax rate of 20.4% for the six months ended June 30, 2016.  The decrease in the 2017 effective tax rate was primarily due to the projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance in relation to our projection of pre-tax income for the current year.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures.  Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, interest earning deposits at other financial institutions and funds provided from operations.  We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of June 30, 2017,  the maximum amount that we can borrow from the FHLBNY was $106.7 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans.  At June 30, 2017, we had outstanding advances under this agreement of $27.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.1 million and a fair value of $11.6 million as of June 30, 2017. There were no balances outstanding with the Federal Reserve Bank at June 30, 2017. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of June 30, 2017.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the six months ended June 30, 2017, we originated loans of approximately $73.8 million as compared to approximately $46.3 million of loans originated during the six months ended June 30, 2016. Loan originations exceeded principal repayments and other deductions during the first six months of 2017 by $38.3 million. The loan originations were funded through principal payments received on loans and securities, proceeds from the sale of securities, customer deposits, borrowings and cash reserves. Purchases of investment securities totaled $1.7 million during the six months ended June 30, 2017. We did not purchase any investment securities during the six months ended June 30, 2016.

At June 30, 2017, we had loan commitments to borrowers of approximately $15.5 million and overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit of approximately $35.5 million. Total deposits were $392.7 million at June 30, 2017, as compared to $385.9 million at December 31, 2016. The increase in total deposits was primarily due to net growth in low-cost core deposits during the first six months of 2017. The Company’s strategic focus is on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expenses. Time deposit accounts scheduled to mature within one year were $58.4 million at June 30, 2017.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures in 2017, other than the $500,000 capital project noted in the “Capital Expenditures” section below. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than loan commitments as described in Note 6 in the Notes to our Consolidated Financial Statements and the borrowing agreements noted above.

Capital Expenditures

Significant planned expenditures for 2017 include plans to purchase the Orchard Park branch building from the landlord and build an addition to the Orchard Park branch office for the Commercial Lending division, which will include office space for commercial loan officers and administrative staff. The Company believes it has a sufficient capital base to support this capital project.  The purchase of the building is completed and the construction project is currently underway. The expected cost is approximately $1.3 million, with an estimated $500,000 in costs remaining to complete the construction project.

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

As of June 30, 2017, as shown in the table below, the Bank’s Tier 1 and risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions, as determined by the Office of the Comptroller of the Currency (the “OCC”), our primary regulator.

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

At June 30, 2017	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 ("CET1") capital (to risk-weighted assets)	20.73%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	20.73%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	21.66%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	14.63%	>=	4.00%	>=	5.00%
At December 31, 2016	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CET 1 capital (to risk-weighted assets)	22.23%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	22.23%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	23.15%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	14.73%	>=	4.00%	>=	5.00%

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2017, the Bank's capital conservation buffer was 13.66% exceeding the minimum of 1.25% for 2017.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of loan commitments outstanding as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended June 30, 2017:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

April 1 through April 30, 2017	3,500	$15.77	3,500	81,001
May 1 through May 31, 2017	-	-	-	81,001
June 1 through June 30, 2017	10,000	15.70	10,000	71,001
Total	13,500	$15.72	13,500	71,001

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

LAKE SHORE BANCORP, INC.
(Registrant)

August 10, 2017	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2017	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)