Form 10-Q
period 2017-09-30
LAKE SHORE BANCORP, INC.
filed 2017-11-14
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 6,097,818 shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 6, 2017.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,220	$8,089
Interest earning deposits	12,520	6,889
Federal funds sold	24,633	30,501
Cash and Cash Equivalents	44,373	45,479
Securities available for sale	73,108	86,335
Federal Home Loan Bank stock, at cost	1,631	1,340
Loans receivable, net of allowance for loan losses 2017 $3,217; 2016 $2,882	362,408	326,365
Premises and equipment, net	9,391	8,747
Accrued interest receivable	1,834	1,600
Bank owned life insurance	17,987	17,719
Other assets	2,029	1,589
Total Assets	$512,761	$489,174
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$342,240	$330,004
Non-interest bearing	58,683	55,889
Total Deposits	400,923	385,893
Long-term debt	26,950	18,950
Advances from borrowers for taxes and insurance	1,708	3,183
Other liabilities	5,019	5,118
Total Liabilities	$434,600	$413,144
Commitments and Contingencies	-	-
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,827,236 shares issued and 6,097,818 shares outstanding at September 30, 2017 and 6,827,236 shares issued and 6,088,674 shares outstanding at December 31, 2016	$68	$68
Additional paid-in capital	30,667	30,532
Treasury stock, at cost (729,418 shares at September 30, 2017 and 738,562 shares at December 31, 2016)	(7,309)	(7,300)
Unearned shares held by ESOP	(1,556)	(1,620)
Unearned shares held by compensation plans	(618)	(578)
Retained earnings	55,785	53,546
Accumulated other comprehensive income	1,124	1,382
Total Stockholders' Equity	78,161	76,030
Total Liabilities and Stockholders' Equity	$512,761	$489,174

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$4,289	$3,681	$12,456	$10,797
Investment securities, taxable	189	237	597	879
Investment securities, tax-exempt	388	449	1,259	1,351
Other	81	30	167	81
Total Interest Income	4,947	4,397	14,479	13,108
Interest Expense
Deposits	523	449	1,499	1,373
Long-term debt	139	93	328	280
Other	20	23	62	69
Total Interest Expense	682	565	1,889	1,722
Net Interest Income	4,265	3,832	12,590	11,386
Provision for Loan Losses	75	125	450	310
Net Interest Income after Provision for Loan Losses	4,190	3,707	12,140	11,076
Non-Interest Income
Service charges and fees	441	461	1,353	1,326
Earnings on bank owned life insurance	91	70	268	207
Recovery on previously impaired investment securities	25	39	96	107
Gain on sale of securities available for sale	22	-	244	1,636
Net gain on sale of loans	1	56	10	117
Other	37	32	83	78
Total Non-Interest Income	617	658	2,054	3,471
Non-Interest Expenses
Salaries and employee benefits	1,898	1,803	5,610	5,388
Occupancy and equipment	565	549	1,740	1,707
Data processing	320	289	937	815
Professional services	231	257	703	784
Advertising	127	81	439	383
Postage and supplies	53	69	197	179
FDIC Insurance	38	68	111	192
Other	381	304	955	865
Total Non-Interest Expenses	3,613	3,420	10,692	10,313
Income before Income Taxes	1,194	945	3,502	4,234
Income Tax Expense	254	188	704	859
Net Income	$940	$757	$2,798	$3,375
Basic and diluted earnings per common share	$0.15	$0.13	$0.46	$0.56
Dividends declared per share	$0.08	$0.07	$0.24	$0.21

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,
	2017	2016
	(Unaudited)
	(Dollars in thousands)

Net Income	$940	$757

Other Comprehensive loss, net of tax benefit:
Unrealized holding losses on securities available for sale, net of tax benefit	(60)	(451)

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(16)	(26)
Net gain on sale of securities included in net income, net of tax expense	(15)	-
Total Other Comprehensive Loss	(91)	(477)

Total Comprehensive Income	$849	$280

	Nine Months Ended September 30,

	2017	2016
	(Unaudited)
	(Dollars in thousands)

Net Income	$2,798	$3,375

Other Comprehensive loss, net of tax benefit:
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense)	(34)	875

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(63)	(71)
Net gain on sale of securities included in net income, net of tax expense	(161)	(1,080)
Total Other Comprehensive Loss	(258)	(276)

Total Comprehensive Income	$2,540	$3,099

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2017 and 2016 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2016	$67	$29,359	$(7,026)	$(1,706)	$(580)	$50,919	$2,843	$73,876
Net income	-	-	-	-	-	3,375	-	3,375
Other comprehensive loss, net of tax benefit of $142	-	-	-	-	-	-	(276)	(276)
Stock options exercised (98,986 shares)	1	1,108	-	-	-	-	-	1,109
ESOP shares earned (5,951 shares)	-	15	-	64	-	-	-	79
Compensation plan shares granted (20,354 shares)	-	-	197	-	(197)	-	-	-
Compensation plan shares earned (17,833 shares)	-	42	-	-	186	-	-	228
Purchase of treasury stock, at cost (25,000 shares)	-	-	(338)	-	-	-	-	(338)
Cash dividends declared ($0.21 per share)	-	-	-	-	-	(727)	-	(727)
Balance - September 30, 2016	$68	$30,524	$(7,167)	$(1,642)	$(591)	$53,567	$2,567	$77,326

Balance - January 1, 2017	$68	$30,532	$(7,300)	$(1,620)	$(578)	$53,546	$1,382	$76,030
Net income	-	-	-	-	-	2,798	-	2,798
Other comprehensive loss, net of tax benefit of $133	-	-	-	-	-	-	(258)	(258)
ESOP shares earned (5,951 shares)	-	30	-	64	-	-	-	94
Stock based compensation	-	33	-	-	-	-	-	33
Compensation plan shares granted (27,348 shares)	-	-	270	-	(270)	-	-	-
Compensation plan shares forfeited (1,104 shares)	-	-	(10)	-	10	-	-	-
Compensation plan shares earned (20,569 shares)	-	72	-	-	220	-	-	292
Purchase of treasury stock, at cost (17,100 shares)	-	-	(269)	-	-	-	-	(269)
Cash dividends declared ($0.24 per share)	-	-	-	-	-	(559)	-	(559)
Balance - September 30, 2017	$68	$30,667	$(7,309)	$(1,556)	$(618)	$55,785	$1,124	$78,161

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,798	$3,375
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	88	138
Net amortization of deferred loan costs	425	412
Provision for loan losses	450	310
Recovery on previously impaired investment securities	(96)	(107)
Gain on sale of investment securities	(244)	(1,636)
Originations of loans held for sale	(796)	(4,628)
Proceeds from sales of loans held for sale	806	4,745
Gain on sale of loans	(10)	(117)
Depreciation and amortization	648	646
Increase in bank owned life insurance, net	(268)	(207)
ESOP shares committed to be released	94	79
Stock based compensation expense	325	228
Increase in accrued interest receivable	(234)	(84)
Decrease in other assets	161	326
(Decrease) increase in other liabilities	(99)	65
Net Cash Provided by Operating Activities	4,048	3,545
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	6,510	14,406
Maturities, prepayments and calls	8,980	8,947
Purchases	(2,402)	-
Purchases of Federal Home Loan Bank Stock	(375)	(3)
Redemptions of Federal Home Loan Bank Stock	84	117
Loan origination and principal collections, net	(37,384)	(24,237)
Additions to premises and equipment	(1,294)	(240)
Net Cash Used in Investing Activities	(25,881)	(1,010)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	15,030	5,311
Net decrease in advances from borrowers for taxes and insurance	(1,475)	(1,438)
Proceeds from issuance of long-term debt	9,700	-
Repayment of long-term debt	(1,700)	(2,200)
Proceeds from stock options exercised	-	1,109
Purchase of treasury stock	(269)	(338)
Cash dividends paid	(559)	(727)
Net Cash Provided by Financing Activities	20,727	1,717
Net (Decrease) Increase in Cash and Cash Equivalents	(1,106)	4,252
CASH AND CASH EQUIVALENTS - BEGINNING	45,479	34,227
CASH AND CASH EQUIVALENTS - ENDING	$44,373	$38,479
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,869	$1,728
Income taxes paid	$750	$760

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$554	$199

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

The interim consolidated financial statements included herein as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The consolidated statements of income for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2017.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of September 30, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

The following are new accounting standards that have been previously disclosed but not yet adopted, which includes additional information on the impact the adoption of the standard will have on the Company’s consolidated financial statements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605 “Revenue Recognition”, and most industry-specific guidance throughout the industry topics of Codification.  For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017.  The Company’s revenue is primarily comprised of interest income on financial instruments, including investment securities and loans, which are excluded from the scope of ASU 2014-09.  The Company does not expect the guidance to have a material impact on the Company’s consolidated financial statements.  The most significant impact of the update for the Company may be additional disclosure requirements relating to non-interest income, specifically service charges and fees.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”).  The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  Among other changes, the update requires public business entities to use the exit price notion when measuring the fair value of financial instruments  for disclosure purposes, and clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entities’ other deferred tax assets.  For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017, and is to be applied on a modified retrospective basis.  Upon the effective date, the fair value of the Company’s financial instruments  will be presented using an exit price method and this will be disclosed.  It is not expected that the use of the exit price method will have a material impact on the Company’s consolidated financial statements.  At the effective date, the Company does not expect any impact on the valuation allowance of deferred tax assets related to available for sale securities as a result of the adoption of ASU 2016-01.

In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842) (“ASU 2016-02”).  The guidance in the update supersedes the requirements in ASC Topic 840, Leases.  The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for leases with lease terms of more than 12 months.  For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis.  The Company currently has one operating lease for its branch office located in Depew, NY as well as several operating leases for five off-site ATMs, land on which one branch office is situated, and for parking lot space, that will result in recognition of lease assets and lease liabilities on the consolidated balance sheets.  The amount of assets and liabilities added to the balance sheet are not expected to have a material impact on the Company’s consolidated financial statements per preliminary estimates.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Municipal bonds	$42,307	$1,495	$(1)	$43,801
Mortgage-backed securities:
Collateralized mortgage obligations-private label	34	-	-	34
Collateralized mortgage obligations-government sponsored entities	24,025	45	(363)	23,707
Government National Mortgage Association	246	19	-	265
Federal National Mortgage Association	2,975	117	-	3,092
Federal Home Loan Mortgage Corporation	1,591	50	-	1,641
Asset-backed securities-private label	147	298	(3)	442
Asset-backed securities-government sponsored entities	58	4	-	62
Equity securities	22	42	-	64
	$71,405	$2,070	$(367)	$73,108

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Municipal bonds	$48,869	$1,847	$(18)	$50,698
Mortgage-backed securities:
Collateralized mortgage obligations-private label	37	-	-	37
Collateralized mortgage obligations-government sponsored entities	29,170	83	(423)	28,830
Government National Mortgage Association	306	23	-	329
Federal National Mortgage Association	3,457	128	(3)	3,582
Federal Home Loan Mortgage Corporation	1,825	42	-	1,867
Asset-backed securities-private label	484	362	(14)	832
Asset-backed securities-government sponsored entities	71	5	-	76
Equity securities	22	62	-	84
	$84,241	$2,552	$(458)	$86,335

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At September 30, 2017 and at December 31, 2016, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At September 30, 2017 thirty municipal bonds with a cost of $10.3 million and fair value of $10.7 million, were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. At December 31, 2016 thirty-four municipal bonds with a cost of $11.1 million and fair value of $11.5 million were pledged under a collateral agreement with the FRB of New York for liquidity borrowing. In addition at September 30, 2017 nineteen municipal bonds with a cost and fair value of $5.0 million and $5.1 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2016 fourteen municipal bonds with a cost and fair value of $3.6 million and $3.7 million, respectively, were pledged as collateral for customer deposits in excess of “FDIC” insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
September 30, 2017
Municipal bonds	$453	$(1)	$-	$-	$453	$(1)
Mortgage-backed securities	4,976	(43)	15,095	(320)	20,071	(363)
Asset-backed securities -private label	144	(3)	-	-	144	(3)
	$5,573	$(47)	$15,095	$(320)	$20,668	$(367)

December 31, 2016
Municipal bonds	$1,430	$(18)	$-	$-	$1,430	$(18)
Mortgage-backed securities	13,902	(197)	9,220	(229)	23,122	(426)
Asset-backed securities -private label	470	(14)	-	-	470	(14)
	$15,802	$(229)	$9,220	$(229)	$25,022	$(458)

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly.

At September 30, 2017, the Company’s investment portfolio included several securities, including one private label asset-backed security, in the “unrealized losses less than twelve months” category. With the exception of the private label asset-backed security, the securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, and the securities were issued by government sponsored enterprises.

At September 30, 2017, the Company had several securities in the “unrealized losses twelve months or more” category. These securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value. The temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased.

Any private label asset-backed security with unrealized losses is evaluated further for OTTI, if the probability of default is high and the Company’s analysis indicates a possible loss of principal. The following tables provide additional information relating to the private label asset-backed securities that were further evaluated as of September 30, 2017 and December 31, 2016 (dollars in thousands):

At September 30, 2017
					Delinquent %
Security	Book Value	Fair Value	Unrealized Loss	Lowest Rating	Over 60 days	Over 90 days	Foreclosure%	OREO%
1	$147	$144	$(3)	B-	17.80%	15.40%	5.50%	0.70%
Total	$147	$144	$(3)

At December 31, 2016
						Delinquent %
Security		Book Value	Fair Value	Unrealized Loss	Lowest Rating	Over 60 days	Over 90 days	Foreclosure%	OREO%
1		$355	$342	$(13)	B-	15.90%	14.90%	7.00%	0.30%
2	*	129	128	(1)	B-	12.70%	11.70%	4.50%	1.10%
Total		$484	$470	$(14)

*This security was paid in full during the second quarter of 2017.

Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the security listed above did not reflect the need to record an OTTI charge against earnings as of September 30, 2017. The estimated discounted cash flows for this security did not show an additional principal loss under various prepayment and default rate scenarios.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of September 30, 2017. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of September 30, 2017 on these securities.

The unrealized losses shown in the previous tables, were recorded as a component of other comprehensive loss, net of tax benefit on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Beginning balance	$554	$696
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(96)	(107)
Ending balance	$458	$589

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
September 30, 2017:
After one year through five years	$3,452	$3,616
After five years through ten years	23,726	24,573
After ten years	15,129	15,612
Mortgage-backed securities	28,871	28,739
Asset-backed securities	205	504
Equity securities	22	64
	$71,405	$73,108

During the nine months ended September 30, 2017, the Company sold eighteen municipal bonds for total proceeds of $6.5 million resulting in realized gains of $244,000. During the nine months ended September 30, 2016, the Company sold nine U.S. treasury bonds for total proceeds of $14.4 million resulting in realized gains of $1.6 million.

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

The following tables summarize the activity in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of September 30, 2017 and December 31, 2016:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2017
Allowance for Loan Losses:
Balance – July 1, 2017	$470	$124	$1,888	$303	$331	$32	$75	$3,223
Charge-offs	-	-	(75)	-	(2)	(8)	-	(85)
Recoveries	1	1	-	-	-	2	-	4
Provision (Credit)	53	10	(145)	16	167	5	(31)	75
Balance – September 30, 2017	$524	$135	$1,668	$319	$496	$31	$44	$3,217

Balance – January 1, 2017	$431	$114	$1,803	$150	$338	$28	$18	$2,882
Charge-offs	-	(3)	(75)	-	(20)	(36)	-	(134)
Recoveries	2	4	-	-	1	12	-	19
Provision (Credit)	91	20	(60)	169	177	27	26	450
Balance – September 30, 2017	$524	$135	$1,668	$319	$496	$31	$44	$3,217
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$524	$135	$1,668	$319	$496	$31	$44	$3,217

Gross Loans Receivable (1):
Ending balance	$147,850	$37,661	$123,079	$29,233	$23,355	$1,326	$-	$362,504
Ending balance: individually evaluated for impairment	$156	$21	$1,442	$-	$54	$-	$-	$1,673
Ending balance: collectively evaluated for impairment	$147,694	$37,640	$121,637	$29,233	$23,301	$1,326	$-	$360,831

(1)	Gross Loans Receivable does not include allowance for loan losses of $(3,217) or deferred loan costs of $3,121.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2016
Allowance for Loan Losses:
Balance – July 1, 2016	$424	$129	$1,064	$129	$275	$22	$17	$2,060
Charge-offs	(16)	-	-	-	(46)	(8)	-	(70)
Recoveries	1	-	-	-	-	4	-	5
Provision (Credit)	12	(13)	50	-	72	12	(8)	125
Balance – September 30, 2016	$421	$116	$1,114	$129	$301	$30	$9	$2,120

Balance – January 1, 2016	$351	$120	$1,204	$59	$197	$22	$32	$1,985
Charge-offs	(65)	(18)	(1)	-	(76)	(40)	-	(200)
Recoveries	11	1	-	-	1	12	-	25
Provision (Credit)	124	13	(89)	70	179	36	(23)	310
Balance – September 30, 2016	$421	$116	$1,114	$129	$301	$30	$9	$2,120

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class as of December 31, 2016:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2016
Allowance for Loan Losses:
Balance – December 31, 2016	$431	$114	$1,803	$150	$338	$28	$18	$2,882
Ending balance: individually evaluated for impairment	$-	$-	$390	$-	$10	$-	$-	$400
Ending balance: collectively evaluated for impairment	$431	$114	$1,413	$150	$328	$28	$18	$2,482

Gross Loans Receivable (1):
Ending Balance	$149,333	$35,534	$107,243	$12,361	$20,447	$1,313	$-	$326,231
Ending balance: individually evaluated for impairment	$190	$22	$3,162	$-	$163	$-	$-	$3,537
Ending balance: collectively evaluated for impairment	$149,143	$35,512	$104,081	$12,361	$20,284	$1,313	$-	$322,694

(1)	Gross Loans Receivable does not include allowance for loan losses of $(2,882) or deferred loan costs of $3,016.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Nine Months Ended
	At September 30, 2017			September 30, 2017
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$156	$156	$-	$171	$10
Home equity	21	21	-	22	-
Commercial real estate	1,442	1,442	-	1,674	217
Commercial loans	54	54	-	54	-
Total impaired loans with no related allowance	1,673	1,673	-	1,921	227

With an allowance recorded:
Commercial real estate(1)	-	-	-	308	-
Commercial loans(2)	-	-	-	66	6
Total impaired loans with an allowance	-	-	-	374	6

Total of impaired loans:
Residential, one- to four-family	156	156	-	171	10
Home equity	21	21	-	22	-
Commercial real estate	1,442	1,442	-	1,982	217
Commercial loans	54	54	-	120	6
Total impaired loans	$1,673	$1,673	$-	$2,295	$233

(1)This loan was foreclosed upon during the nine months ended September 30, 2017 and was recorded in other assets at September 30, 2017.

(2)This loan was paid off in full during the nine months ended September 30, 2017.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2016			December 31, 2016
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$190	$190	$-	$224	$14
Home equity	22	22	-	24	1
Commercial real estate	2,148	2,148	-	2,299	29
Commercial loans	54	54	-	71	-
Total impaired loans with no related allowance	2,414	2,414	-	2,618	44

With an allowance recorded:
Commercial real estate	1,014	1,014	390	1,011	31
Commercial loans	109	109	10	135	5
Total impaired loans with an allowance	1,123	1,123	400	1,146	36

Total of impaired loans:
Residential, one- to four-family	190	190	-	224	14
Home equity	22	22	-	24	1
Commercial real estate	3,162	3,162	390	3,310	60
Commercial loans	163	163	10	206	5
Total impaired loans	$3,537	$3,537	$400	$3,764	$80

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
September 30, 2017:
Real Estate Loans:
Residential, one- to four-family	$1,471	$778	$1,167	$3,416	$144,434	$147,850	$2,088
Home equity	85	59	209	353	37,308	37,661	323
Commercial	-	-	1,264	1,264	121,815	123,079	1,264
Construction	-	-	-	-	29,233	29,233	-
Other Loans:
Commercial	1	21	54	76	23,279	23,355	54
Consumer	1	-	21	22	1,304	1,326	5
Total	$1,558	$858	$2,715	$5,131	$357,373	$362,504	$3,734

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
December 31, 2016:
Real Estate Loans:
Residential, one- to four-family	$1,192	$782	$1,038	$3,012	$146,321	$149,333	$2,165
Home equity	141	206	158	505	35,029	35,534	329
Commercial	-	-	2,977	2,977	104,266	107,243	2,977
Construction	-	-	-	-	12,361	12,361	-
Other Loans:
Commercial	-	19	56	75	20,372	20,447	205
Consumer	31	-	28	59	1,254	1,313	28
Total	$1,364	$1,007	$4,257	$6,628	$319,603	$326,231	$5,704

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the nine month periods ended September 30, 2017 and 2016 was $209,000 and $257,000 for each period.

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

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of September 30, 2017 and December 31, 2016:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
September 30, 2017
Real Estate Loans:
Residential, one- to four-family	$144,993	$-	$2,857	$-	$-	$147,850
Home equity	37,052	-	609	-	-	37,661
Commercial	119,406	810	2,863	-	-	123,079
Construction	29,233	-	-	-	-	29,233
Other Loans:
Commercial	21,879	1,122	354	-	-	23,355
Consumer	1,316	-	8	-	2	1,326
Total	$353,879	$1,932	$6,691	$-	$2	$362,504

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2016
Real Estate Loans:
Residential, one- to four-family	$146,333	$-	$3,000	$-	$-	$149,333
Home equity	35,025	-	509	-	-	35,534
Commercial	102,216	1,759	3,268	-	-	107,243
Construction	12,361	-	-	-	-	12,361
Other Loans:
Commercial	19,865	297	270	15	-	20,447
Consumer	1,306	-	6	-	1	1,313
Total	$317,106	$2,056	$7,053	$15	$1	$326,231

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At September 30, 2017
Real Estate Loans:
Residential, one- to four-family	4	$156	-	$-	4	$156	-	$-
Home equity	2	21	1	19	1	2	-	-
Total	6	$177	1	$19	5	$158	-	$-

At December 31, 2016
Real Estate Loans:
Residential, one- to four-family	5	$190	-	$-	5	$190	-	$-
Home equity	2	22	1	19	1	3	-	-
Other Loans:
Commercial	1	109	1	109	-	-	-	-
Total	8	$321	2	$128	6	$193	-	$-

No additional loan commitments were outstanding to these borrowers at September 30, 2017 and December 31, 2016.

There were no loans restructured and classified as TDRs during the three and nine months ended September 30, 2017.

The following table details the activity in loans which were first deemed to be TDRs during the three and nine months ended September 30, 2016:

	For The Three Months Ended September 30, 2016

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	-	$-	$-
Other Loans:
Commercial	1	118	118
Total	1	$118	$118

	For The Nine Months Ended September 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$31	$31
Other Loans:	-	-	-
Commercial	1	118	118
Total	2	$149	$149

The loans above were deemed to be TDRs due to the borrower’s financial difficulties or due to modifications of the terms of the debt related to the bankruptcy of the borrower.

Some loan modifications classified as TDRs may not ultimately result in full collection of principal and interest, as modified, which may result in potential losses. These potential losses have been factored into our overall estimate of the allowance for loan losses.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $513,000 and $412,000 at September 30, 2017 and December 31, 2016, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.0 million and $767,000 at September 30, 2017 and December 31, 2016, respectively.

Note 5 – Earnings per Share

Earnings per share was calculated for the three and nine months ended September 30, 2017 and 2016, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), unearned shares held by the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan (“RRP”), and unearned shares held by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended September 30,
	2017	2016
Numerator – net income	$940,000	$757,000
Denominator:
Basic weighted average shares outstanding	6,115,140	6,036,026
Increase in weighted average shares outstanding due to:
Stock options	9,113	7,575
Diluted weighted average shares outstanding (1)	6,124,253	6,043,601

Earnings per share:
Basic	$0.15	$0.13
Diluted	$0.15	$0.13

	Nine Months Ended September 30,
	2017	2016
Numerator – net income	$2,798,000	$3,375,000
Denominator:
Basic weighted average shares outstanding	6,109,468	6,000,501
Increase in weighted average shares outstanding due to:
Stock options	9,093	7,607
Diluted weighted average shares outstanding (1)	6,118,561	6,008,108

Earnings per share:
Basic	$0.46	$0.56
Diluted	$0.46	$0.56

(1)

Stock options to purchase 64,547 shares under the Company’s 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 under each plan were outstanding during the three and nine month periods ended September 30, 2017, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 6 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at September 30, 2017 and December 31, 2016. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	September 30,	December 31,
	2017	2016
	(Dollars in thousands)

Commitments to grant loans	$19,910	$24,707
Unfunded commitments under lines of credit	$38,184	$35,356

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At September 30, 2017 and December 31, 2016, the Company’s loan commitments that have fixed interest rates for the next five years totaled $9.7 million and $12.0 million, respectively. The range of interest rates on these fixed rate commitments was 3.75% to 6.25% at September 30, 2017.

Note 7 – Stock-based Compensation

As of September 30, 2017, the Company had four stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $146,000 and $110,000 for the three months ended September 30, 2017 and 2016, respectively. The compensation cost that has been recorded for these plans for the nine months ended September 30, 2017 and 2016 was $418,000 and $309,000, respectively.

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

A summary of the status of the Stock Option Plan during the nine months ended September 30, 2017 and 2016 is presented below:

:

	September 30, 2017			September 30, 2016
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	82,826	$12.95		118,087	$10.68
Granted	-	-		-	-
Exercised	-	-		(98,986)	11.19
Forfeited	-	-		-	-
Outstanding at end of period	82,826	$12.95	7.6 years	19,101	$8.04	3.2 years

Options exercisable at end of period	18,279	$7.88	7.6 years	19,101	$8.04	3.2 years

Fair value of options granted		$-			$-

At September 30, 2017, stock options outstanding had an intrinsic value of $253,000 and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the nine month period ended September 30, 2017. The intrinsic value of stock options exercised during the nine month period ended September 30, 2016 was $216,000. Compensation expense related to the Stock Option Plan for the three month period ended September 30, 2017 was $8,000. Compensation expense related to the Stock Option Plan for the nine month period ended September 30, 2017 was $25,000. There was no compensation expense related to the Stock Option Plan for the three and nine month periods ended September 30, 2016. At September 30, 2017, $138,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of 49 months.

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

As of September 30, 2017, there were 99,889 shares vested or distributed to eligible participants under the RRP. Compensation expense amounted to $23,000 and $17,000 for the three months ended September 30, 2017 and 2016, respectively. Compensation expense amounted to $66,000 and $49,000 for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, $218,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 49 months.

A summary of the status of unvested shares under the RRP for the nine months ended September 30, 2017 and 2016 is as follows:

	2017	Weighted Average Grant Price (per Share)	2016	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	24,110	$12.96	21,397	$12.25
Granted	-	-	-	-
Vested	(4,974)	12.14	(4,974)	12.14
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	19,136	$13.18	16,423	$12.28

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

The Board of Directors granted restricted stock awards under the EIP during 2017 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 8, 2017	21,675	100% on December 15, 2019, if three year performance metric is achieved	$15.90	Employees
February 8, 2017	5,673	100% on December 15, 2017	15.90	Non-employee directors

A summary of the status of unvested restricted stock awards under the EIP for the nine months ended September 30, 2017 and 2016 is as follows:

	2017	Weighted Average Grant Price (per Share)	2016	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	26,072	$12.77	27,769	$12.64
Granted	27,348	15.90	20,354	13.38
Vested	(4,207)	12.16	(4,213)	12.16
Forfeited	(625)	13.76	-	-
Unvested shares outstanding at end of period	48,588	$14.57	43,910	$13.02

As of September 30, 2017, there were 26,124 of restricted stock shares vested or distributed to eligible participants under the EIP. Compensation expense related to restricted stock awards under the EIP amounted to $81,000 for the three months ended September 30, 2017 and $68,000 for the three months ended September 30, 2016. Compensation expense related to restricted stock awards under the EIP amounted to $224,000 for the nine months ended September 30, 2017 and $181,000 for the nine months ended September 30, 2016. At September 30, 2017, $457,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 3 to 27 months.

A summary of the status of stock options awarded in the fourth quarter of 2016 under the EIP for the nine months ended September 30, 2017 is presented below:

September 30, 2017
	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at end of period	20,000	$14.38	9.1 years

Options exercisable at end of period	-	$-

Fair value of options granted		-

At September 30, 2017, stock options outstanding had an intrinsic value of $32,000 and there were no remaining options available for grant under the EIP. Compensation expense related to stock options outstanding under the EIP amounted to $3,000 for the three months ended September 30, 2017 and $8,000 for the nine months ended September 30, 2017. There was no compensation expense for the three and nine months ended September 30, 2016 related to stock options outstanding under the EIP. At September 30, 2017, $43,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 49 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of September 30, 2017, the balance of the loan to the ESOP was $1.6 million and the fair value of unallocated shares was $2.4 million. As of September 30, 2017, there were 62,956 allocated shares and 150,765 unallocated shares compared to 63,574 allocated shares and 158,699 unallocated shares at September 30, 2016.  The ESOP compensation expense was $31,000 for the three months ended September 30, 2017 and $25,000 for the three months ended September 30, 2016 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $94,000 for the nine months ended September 30, 2017 and $79,000 for the nine months ended September 30, 2016 based on 5,951 shares earned in each of those periods.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2017 and December 31, 2016 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 were as follows:

	Fair Value Measurements at September 30, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Municipal bonds	$43,801	$-	$43,801	$-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	34	-	34	-
Collateralized mortgage obligations-government sponsored entities	23,707	-	23,707	-
Government National Mortgage Association	265	-	265	-
Federal National Mortgage Association	3,092	-	3,092	-
Federal Home Loan Mortgage Corporation	1,641	-	1,641	-
Asset-backed securities:
Private label	442	-	-	442
Government sponsored entities	62	-	62	-
Equity securities	64	-	64	-
Total	$73,108	$-	$72,666	$442

	Fair Value Measurements at December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Municipal bonds	$50,698	$-	$50,698	$-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	37	-	37	-
Collateralized mortgage obligations-government sponsored entities	28,830	-	28,830	-
Government National Mortgage Association	329	-	329	-
Federal National Mortgage Association	3,582	-	3,582	-
Federal Home Loan Mortgage Corporation	1,867	-	1,867	-
Asset-backed securities:
Private label	832	-	-	832
Government sponsored entities	76	-	76	-
Equity securities	84	-	84	-
Total	$86,335	$-	$85,503	$832

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the nine months ended September 30, 2017 and for the year ended December 31, 2016.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the nine months ended September 30, 2017 and 2016:

	2017	2016
	(Dollars in thousands)
Beginning Balance	$832	$1,501
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive loss	11	42
Total losses - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive loss	(64)	(72)
Sales	-	-
Principal paydowns	(337)	(480)
Transfers to (out of) Level 3	-	-
Ending Balance	$442	$991

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

The following table presents additional quantitative information about the Level 3 inputs for the asset-backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of September 30, 2017 and December 31, 2016 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
September 30, 2017
Asset-backed securities - private label	$442	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	5-12	3.0-5.0%	75.0% - 100.0%

December 31, 2016
Asset-backed securities - private label	$832	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	5 - 10	5.0%	70.0% - 100.0%

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At September 30, 2017
Impaired loans	$35	$-	$-	$35
Foreclosed real estate	513	-	-	513

At December 31, 2016
Impaired loans	$760	$-	$-	$760
Foreclosed real estate	241	-	-	241

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At September 30, 2017
Impaired loans	$35	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	7.00%
Foreclosed real estate	513	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%
At December 31, 2016
Impaired loans	$760	Market valuation of underlying collateral (1) and discounted cash flows (3)	Direct Disposal Costs (2)	7.00-33.00%
Foreclosed real estate	241	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

At September 30, 2017, impaired loans valued using Level 3 inputs had a carrying amount of $35,000 and no valuation allowances. By comparison at December 31, 2016, impaired loans valued using Level 3 inputs had a carrying amount of $1.2 million and valuation allowances of $400,000.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan or by using a discounted future cash flow method if the loan is not collateral dependent. At December 31, 2016, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the year ended December 31, 2016 were comprised of two loans with a fair value of $1.0 million and resulted in an additional provision for loan loss of $400,000.

At September 30, 2017, foreclosed real estate valued using Level 3 inputs had a carrying amount of $643,000 and valuation allowances of $130,000. By comparison at December 31, 2016, foreclosed real estate valued using Level 3 inputs had a carrying amount of $341,000 and valuation allowances of $100,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At September 30, 2017, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the nine months ended September 30, 2017 comprised of four properties with a fair value of $480,000 and resulted in additional provision for loan losses of $75,000 and a subsequent write-downs recorded in non-interest expense of $18,000. At December 31, 2016, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2016 comprised of six properties with a fair value of $217,000 and resulted in an additional provision for loan losses of $73,000 and subsequent write-downs recorded in non-interest expense of $6,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at September 30, 2017
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$44,373	$44,373	$44,373	$-	$-
Securities available for sale	73,108	73,108	-	72,666	442
Federal Home Loan Bank stock	1,631	1,631	-	1,631	-
Loans receivable, net	362,408	355,157	-	-	355,157
Accrued interest receivable	1,834	1,834	-	1,834	-
Financial liabilities:
Deposits	400,923	404,160	-	404,160	-
Long-term debt	26,950	26,940	-	26,940	-
Accrued interest payable	52	52	-	52	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2016
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$45,479	$45,479	$45,479	$-	$-
Securities available for sale	86,335	86,335	-	85,503	832
Federal Home Loan Bank stock	1,340	1,340	-	1,340	-
Loans receivable, net	326,365	322,031	-	-	322,031
Accrued interest receivable	1,600	1,600	-	1,600	-
Financial liabilities:
Deposits	385,893	388,855	-	388,855	-
Long-term debt	18,950	18,984	-	18,984	-
Accrued interest payable	32	32	-	32	-
Off-balance-sheet financial instruments	-	-	-	-	-

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

Note 9 – Treasury Stock

During the three months ended September 30, 2017, the Company repurchased 3,600 shares of common stock at an average cost of $15.85 per share. During the nine months ended September 30, 2017, the Company repurchased 17,100 shares of common stock at an average cost of $15.75 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of September 30, 2017, there were 67,401 shares remaining to be repurchased under the existing stock repurchase program. During the nine months ended September 30, 2017, the Company transferred 27,348 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.88 per share to fund awards that had been granted under the 2012 Equity Incentive Plan. During the three and nine months ended September 30, 2017, there were 904 and 1,104 shares, respectively, transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.59 and $9.58 per share, respectively due to forfeitures.

During the quarter ended September 30, 2016, the Company repurchased 5,000 shares of common stock at an average cost of $13.30 per share. During the nine months ended September 30, 2016, the Company repurchased 25,000 shares of common stock at an average cost of $13.51 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of September 30, 2016, there were 92,701 shares remaining to be repurchased under the existing stock repurchase program. During the nine months ended September 30, 2016, the Company transferred 20,354 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.70 per share, to fund awards that had been granted under the 2012 Equity Incentive Plan.

Note 10 – Other Comprehensive Income

In addition to presenting the Consolidated Statements of Comprehensive Income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive loss for the periods presented:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2017			September 30, 2016
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(91)	$31	$(60)	$(684)	$233	$(451)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(25)	9	(16)	(39)	13	(26)
Gain on sale of securities included in net income	(22)	7	(15)	-	-	-
Total Other Comprehensive Loss	$(138)	$47	$(91)	$(723)	$246	$(477)

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2017			September 30, 2016
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized (losses) gains on securities available for sale:
Net unrealized (losses) gains arising during the period	$(51)	$17	$(34)	$1,325	$(450)	$875
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(96)	33	(63)	(107)	36	(71)
Gain on sale of securities included in net income	(244)	83	(161)	(1,636)	556	(1,080)
Total Other Comprehensive Loss	$(391)	$133	$(258)	$(418)	$142	$(276)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income for the indicated periods:

	Amounts Reclassified from Accumulated Other
Details about Accumulated Other	Comprehensive Income		Affected Line Item
Comprehensive Income	for the three months ended September 30,		on the Consolidated
Components	2017	2016	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale:
Recovery on previously impaired investment securities	$(25)	$(39)	Recovery on previously impaired investment securities
Sale of securities	(22)	-	Gain on sale of securities available for sale
	(47)	(39)
Provision for income tax expense	16	13	Income Tax Expense
Total reclassification for the period	$(31)	$(26)	Net Income

	Amounts Reclassified from Accumulated Other
Details about Accumulated Other	Comprehensive Income		Affected Line Item
Comprehensive Income	for the nine months ended September 30,		on the Consolidated
Components	2017	2016	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale:
Recovery on previously impaired investment securities	$(96)	$(107)	Recovery on previously impaired investment securities
Sale of securities	(244)	(1,636)	Gain on sale of securities available for sale
	(340)	(1,743)
Provision for income tax expense	116	592	Income Tax Expense
Total reclassification for the period	$(224)	$(1,151)	Net Income

Note 11 – Subsequent Events

On October 25, 2017, the Board of Directors declared a quarterly cash dividend of $0.08 per share on the Company’s common stock, payable on November 20, 2017 to shareholders of record as of November 6, 2017. Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 59.6% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $291,000. On March 7, 2017, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 8, 2018, aggregating up to $0.32 per share. The MHC waived $291,000 of dividends during the three months ended September 30, 2017 and $873,000 during the nine months ended September 30, 2017. Cumulatively, Lake Shore, MHC has waived approximately $9.1 million of cash dividends as of September 30, 2017. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of September 30, 2017 compared to the consolidated financial condition as of December 31, 2016 and the consolidated results of operations for the three and nine months ended September 30, 2017 and 2016.

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

Interest rate risk is the exposure of our net interest income to adverse movements in interest rates. Since net interest income (the difference between interest earned on loans and investments and interest paid on deposits and borrowings) is our primary source of revenue, interest rate risk is the most significant non-credit related risk to which our Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of our assets and liabilities. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers and debt issuers to repay loans and debt securities, the volume of loan repayments and refinancing, the flow and mix of deposits and the fair value of available for sale securities.

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

The Company uses the current statutory U.S corporate income tax rate of 34.0% to value its deferred tax assets and liabilities. On September 27, 2017, the Trump Administration announced a comprehensive tax reform proposal that includes a reduction in the U.S. corporate income tax rate to 20.0%. If corporate tax rates were reduced, management expects the Company would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions on an ongoing basis. The proposal is at the beginning stages of negotiations and will need to be addressed by both houses of Congress. It is too early in the process to determine if any of the proposals are actionable. Accordingly, management cannot assess the effect a change in the corporate tax rate would have on the Company’s operating results or financial position at the present time.

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

	For the Three Months Ended			For the Three Months Ended
	September 30, 2017			September 30, 2016
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$31,466	$81	1.03%	$30,464	$30	0.39%
Securities(1)	76,678	577	3.01%	94,700	686	2.90%
Loans	362,198	4,289	4.74%	318,039	3,681	4.63%
Total interest-earning assets	470,342	4,947	4.21%	443,203	4,397	3.97%
Other assets	37,924			34,581
Total assets	$508,266			$477,784

Interest-bearing liabilities
Demand & NOW accounts	$49,850	$16	0.13%	$45,156	$9	0.08%
Money market accounts	87,099	72	0.33%	77,605	38	0.20%
Savings accounts	54,211	8	0.06%	49,403	8	0.06%
Time deposits	146,987	427	1.16%	148,360	394	1.06%
Borrowed funds	26,950	139	2.06%	18,950	93	1.96%
Other interest-bearing liabilities	856	20	9.35%	954	23	9.64%
Total interest-bearing liabilities	365,953	682	0.75%	340,428	565	0.66%
Other non-interest bearing liabilities	64,080			59,728
Stockholders' equity	78,233			77,628
Total liabilities & stockholders' equity	$508,266			$477,784
Net interest income		$4,265			$3,832
Interest rate spread			3.46%			3.31%
Net interest margin			3.63%			3.46%

(1)	The tax equivalent adjustment for bank qualified municipals results in rates of 4.05% and 3.87% for the three months ended September 30, 2017 and 2016, respectively.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2017			September 30, 2016
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$29,798	$167	0.75%	$31,980	$81	0.34%
Securities(1)	81,737	1,856	3.03%	101,399	2,230	2.93%
Loans	348,716	12,456	4.76%	308,759	10,797	4.66%
Total interest-earning assets	460,251	14,479	4.19%	442,138	13,108	3.95%
Other assets	37,325			34,380
Total assets	$497,576			$476,518

Interest-bearing liabilities
Demand & NOW accounts	$50,688	$48	0.13%	$44,618	$26	0.08%
Money market accounts	83,694	183	0.29%	78,053	108	0.18%
Savings accounts	53,933	23	0.06%	47,752	21	0.06%
Time deposits	147,664	1,245	1.12%	152,455	1,218	1.07%
Borrowed funds	21,792	328	2.01%	19,376	280	1.93%
Other interest-bearing liabilities	886	62	9.33%	971	69	9.47%
Total interest-bearing liabilities	358,657	1,889	0.70%	343,225	1,722	0.67%
Other non-interest bearing liabilities	61,424			56,858
Stockholders' equity	77,495			76,435
Total liabilities & stockholders' equity	$497,576			$476,518
Net interest income		$12,590			$11,386
Interest rate spread			3.49%			3.28%
Net interest margin			3.65%			3.43%

(1)	The tax equivalent adjustment for bank qualified municipals results in rates of 4.09% and 3.85% for the nine months ended September 30, 2017 and 2016, respectively.

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

	Three Months Ended September 30, 2017
	Compared to
	Three Months Ended September 30, 2016
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$50	$1	$51
Securities	26	(135)	(109)
Loans, including fees	87	521	608
Total interest-earning assets	163	387	550
Interest-bearing liabilities:
Demand & NOW accounts	6	1	7
Money market accounts	29	5	34
Savings accounts	(1)	1	-
Time deposits	37	(4)	33
Total deposits	71	3	74
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	4	39	43
Total interest-bearing liabilities	75	42	117
Total change in net interest income	$88	$345	$433

	Nine Months Ended September 30, 2017
	Compared to
	Nine Months Ended September 30, 2016
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$92	$(6)	$86
Securities	70	(444)	(374)
Loans, including fees	236	1,423	1,659
Total interest-earning assets	398	973	1,371
Interest-bearing liabilities:
Demand & NOW accounts	18	4	22
Money market accounts	67	8	75
Savings accounts	(1)	3	2
Time deposits	66	(39)	27
Total deposits	150	(24)	126
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	11	30	41
Total interest-bearing liabilities	161	6	167
Total change in net interest income	$237	$967	$1,204

During the three months ended September 30, 2017, the average yield on interest-earning assets increased 24 basis points to 4.21% primarily due to a $44.2 million, or 13.9%, increase in the average loan portfolio as compared to the prior year quarter. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of higher yielding commercial real estate loans. The average rate paid on interest bearing liabilities increased to 0.75% during the three months ended September 30, 2017 as compared to 0.66% during the same period in 2016 primarily due to an increase in the average interest rates being paid on demand deposits, money market accounts, time deposit accounts and borrowings due to an increase in market rates and competition for deposit accounts.  The net interest margin for the three months ended September 30, 2017 was 3.63% as compared to a net interest margin of 3.46% for the three months ended September 30, 2016.  The interest rate spread for the three months ended September 30, 2017 was 3.46% as compared to an interest rate spread of 3.31% for the three months ended September 30, 2016.

During the nine months ended September 30, 2017, the average yield on interest-earning assets increased 24 basis points to 4.19% primarily due to a $40.0 million, or 12.9%, increase in the average loan portfolio compared to the same period in the prior year. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of higher yielding commercial real estate loans. The increase was also due to the receipt of $202,000 of interest income on one non-performing commercial real estate loan that paid off during the first quarter of 2017 which increased the average yield earned on loans by three basis points. The average rate paid on interest bearing liabilities increased to 0.70% during the nine months ended September 30, 2017 as compared to 0.67% during the same period in 2016 primarily due to an increase in the average interest rates being paid on demand deposits, money market accounts, time deposit accounts and borrowings due to an increase in market rates and competition for deposit accounts.  The net interest margin for the nine months ended September 30, 2017 was 3.65% as compared to a net interest margin of 3.43% for the nine months ended September 30, 2016.  The interest rate spread for the nine months ended September 30, 2017 was 3.49% as compared to an interest rate spread of 3.28% for the nine months ended September 30, 2016.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total assets at September 30, 2017 were $512.8 million, an increase of $23.6 million, or 4.8%, from $489.2 million at December 31, 2016.  The increase in total assets was primarily due to a $36.0 million increase in loans receivable partially offset by a $13.2 million decrease in securities available for sale.

Cash and cash equivalents decreased by $1.1 million, or 2.4%, from $45.5 million at December 31, 2016 to $44.4 million at September 30, 2017.  The decrease was primarily due to a $37.4 million net cash outflow relating to net loan originations and principal collections during 2017 partially offset by a $15.0 million increase in deposits, a net $13.1 million cash inflow from the receipt of principal paydowns, sales proceeds and maturities in the investment portfolio, and a net $8.0 million increase in long-term debt.

Securities available for sale decreased by $13.2 million, or 15.3%, to $73.1 million at September 30, 2017 compared to $86.3 million at December 31, 2016. The decrease was primarily due to the receipt of $9.0 million in principal paydowns and $6.5 million in proceeds from the sale of investments, partially offset by $2.4 million of new securities purchased during the nine months ended September 30, 2017. The Company sold securities during the nine months ended September 30, 2017 for liquidity purposes, to originate adjustable rate loans and to be in a better position to take advantage of future increases in market interest rates.

Net loans receivable increased during the nine months ended September 30, 2017 as shown in the table below:

	At September 30,	At December 31,	Change
	2017	2016	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$147,850	$149,333	$(1,483)	(1.0)%
Home equity	37,661	35,534	2,127	6.0%
Commercial	123,079	107,243	15,836	14.8%
Construction	29,233	12,361	16,872	136.5%
Total real estate loans	337,823	304,471	33,352	11.0%
Other Loans:
Commercial	23,355	20,447	2,908	14.2%
Consumer	1,326	1,313	13	1.0%
Total gross loans	362,504	326,231	36,273	11.1%
Allowance for loan losses	(3,217)	(2,882)	(335)	11.6%
Net deferred loan costs	3,121	3,016	105	3.5%
Loans receivable, net	$362,408	$326,365	$36,043	11.0%

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

	At September 30,	At December 31,
	2017	2016
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$-	$136
Home equity	12	24
Commercial	-	-
Construction	-	-
Other loans:
Commercial	2	2
Consumer	-	-
Total	$14	$162
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,088	$2,165
Home equity	323	329
Commercial	1,264	2,977
Construction	-	-
Other loans:
Commercial	54	205
Consumer	5	28
Total non-accrual loans	3,734	5,704
Total non-performing loans	3,748	5,866
Foreclosed real estate	513	412
Total non-performing assets	$4,261	$6,278
Ratios:
Non-performing loans as a percent of total loans:	1.03%	1.80%
Non-performing assets as a percent of total assets:	0.83%	1.28%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Home equity	$19	$19
Other loans:
Commercial	$-	$109
Performing loans
Real estate loans:
Residential, one- to four-family	$156	$190
Home equity	2	3

Total non-performing loans decreased by $2.2 million, or 36.1%, to $3.7 million at September 30, 2017 from $5.9 million at December 31, 2016, primarily due to a $1.7 million decrease in non-performing commercial real estate loans. The decrease in non-performing commercial real estate loans was primarily due to the payoff of two commercial real estate loans, with aggregate loan balances of $1.3 million as of December 31, 2016.

Management is actively pursuing all actions necessary to collect the outstanding balance on all non-performing loans, which may include foreclosure on the related properties.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$2,882	$1,985
Provision for loan losses	450	310
Charge-offs:
Real estate loans:
Residential, one- to four-family	-	(65)
Home equity	(3)	(18)
Commercial	(75)	(1)
Construction	-	-
Other loans:
Commercial	(20)	(76)
Consumer	(36)	(40)
Total charge-offs	(134)	(200)
Recoveries:
Real estate loans:
Residential, one- to four-family	2	11
Home equity	4	1
Commercial	-	-
Construction	-	-
Other loans:
Commercial	1	1
Consumer	12	12
Total recoveries	19	25
Net charge-offs	(115)	(175)
Balance at end of period	$3,217	$2,120
Average loans outstanding	$348,716	$308,759
Allowance for loan losses as a percent of total net loans	0.89%	0.66%
Allowance for loan losses as a percent of non-performing loans	85.83%	36.55%
Ratio of net charge-offs to average loans outstanding(1)	0.04%	0.08%

(1) Annualized

The table below shows changes in deposit balances by type of deposit account between September 30, 2017 and December 31, 2016:

	At September 30,	At December 31,	Change
	2017	2016	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$58,683	$55,889	$2,794	5.0%
Interest bearing	51,005	52,058	(1,053)	(2.0)%
Money market	90,190	78,401	11,789	15.0%
Savings	53,640	52,404	1,236	2.4%
Time deposits	147,405	147,141	264	0.2%
Total deposits	$400,923	$385,893	$15,030	3.9%

The increase in total deposits was primarily due to net growth in core deposits. The net growth in core deposits was the result of the Company’s continued strategic focus on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expense.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), increased by $8.0 million, or 42.2%, to $27.0 million at September 30, 2017 from $19.0 million at December 31, 2016. The additional borrowings were incurred during the second quarter of 2017 to allow the Bank to take advantage of the low fixed-rates in order to fund loan growth.

Total stockholders’ equity increased by $2.1 million, or 2.8%, from $76.0 million at December 31, 2016 to $78.2 million at September 30, 2017.  The increase in stockholders’ equity was primarily due to net income of $2.8 million partially offset by $559,000 in cash dividends paid.

Comparison of Results of Operations for the Three Months Ended September 30, 2017 and 2016

General.    Net income was $940,000 for the three months ended September 30, 2017, or $0.15 per diluted share, an increase of $183,000, or 24.2%, compared to net income of $757,000, or $0.13 per diluted share, for the three months ended September 30, 2016.  The increase in net income was primarily due to an increase in net interest income of $433,000, partially offset by a $193,000 increase in non-interest expense and a $66,000 increase in income tax expense.

Interest Income.    Interest income increased by $550,000, or 12.5%, to $4.9 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to an increase in loan interest income. Loan interest income increased by $608,000, or 16.5%, to $4.3 million for the three months ended September 30, 2017 compared to $3.7 million for the three months ended September 30, 2016, primarily due to an increase in the average balance of the loan portfolio of $44.2 million, or 13.9%, from $318.0 million for the three months ended September 30, 2016. The increase in the average balance of loans was primarily due to growth in the average balance of commercial real estate loans. The increase in loan interest income was also due to an 11 basis points increase in the average yield earned on loans during the three months ended September 30, 2017 when compared to the same period in 2016 primarily due to the increased volume of commercial real estate loan originations. The average yield earned on loans was 4.74% and 4.63%, respectively, for the three months ended September 30, 2017 and 2016.

Investment interest income decreased $109,000, or 15.9%, to $577,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to a decrease in the average balance of the investment portfolio from $94.7 million for the three months ended September 30, 2016 to $76.7 million for the three months ended September 30, 2017. The decrease in the average balance of the investment portfolio was primarily due to the Company’s strategy to reinvest paydowns and sales proceeds received on the securities portfolio into loan originations, primarily commercial loans. The purpose of this strategy is to shorten the duration of interest earning assets in order to be in a better position to take advantage of future increases in market interest rates as well as to manage interest rate risk. The average yield on the investment portfolio increased 11 basis points from 2.90% for the three months ended September 30, 2016 to 3.01% for the three months ended September 30, 2017, primarily due to paydowns and sales of lower yielding securities.

Other interest income increased by $51,000, or 170.0%, to $81,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to a 64 basis points increase in the average yield on the interest-earning deposits and federal funds sold portfolio.  The average yield increased from 0.39% for the three months ended September 30, 2016 to 1.03% for the three months ended September 30, 2017. This increase in average yield was primarily due to a 75 basis points increase in the fed funds rate since September 30, 2016.

Interest Expense.    Interest expense increased $117,000, or 20.7%, to $682,000 for the three months ended September 30, 2017 compared to $565,000 for the three months ended September 30, 2016.   Interest paid on deposits increased by $74,000, or 16.5%, to $523,000 for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016. The increase in deposit expense was primarily due to an increase in the average interest rates paid on demand deposit, money market and time deposit accounts of 5, 13 and 10 basis points, respectively, when compared to the prior year period.  It was  also due to a $19.0 million increase in average core deposits since the three months ended September 30, 2016, partially offset by a $1.4 million decrease in average time deposits as a result of the Company’s continued strategic focus on growing low-cost core deposits. The average balance of deposits for the three months ended September 30, 2017 was $338.1 million with an average rate of 0.62% compared to the average balance of deposits of $320.5 million and an average rate of 0.56% for the three months ended September 30, 2016. The interest expense related to advances from the FHLBNY increased $46,000, or 49.5%, to $139,000 for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016 primarily due to an $8.0 million increase in the average balance and a 10 basis points increase in the average interest rate paid on FHLBNY advances.  The increase in the average balance was due to additional borrowings that will allow the Bank to take advantage of the low fixed-rates in order to fund loan growth.

Provision for Loan Losses.    A $75,000 provision to the allowance for loan losses was recorded during the three months ended September 30, 2017, which was a $50,000 decrease as compared to the provision recorded during the three months ended September 30, 2016 primarily due to a decrease in non-performing loans.

During the three months ended September 30, 2017, the Company recorded a $145,000 net credit provision for commercial real estate loans. This was primarily due to a $175,000 reduction in the reserve for one substandard criticized commercial real estate loan during the quarter.  This credit provision was partially offset by a $30,000 provision recorded for a $264,000 increase in special mention criticized commercial real estate loans during the quarter.

A provision of $167,000 was recorded for commercial business loans during the three months ended September 30, 2017, primarily due to a $1.1 million increase in special mention criticized commercial business loans during the three months ended September 30, 2017. The Company also recorded a $16,000 general allowance during the three months ended September 30, 2017 on performing construction loans primarily due to a $1.3 million, or 4.5%, increase in the construction loan portfolio during the three months ended September 30, 2017 since June 30, 2017, to reflect inherent losses within the portfolio.

A $68,000 provision was recorded by the Company during the three months ended September 30, 2017 for one-to four-family, home equity and consumer loans primarily to reflect inherent losses within these portfolios as a result of an increase in the historical average net charge-offs for these loan types, as well as an increase in classified loans during the three months ended September 30, 2017.

The Company recorded a $31,000 unallocated credit provision for loan losses during the three months ended September 30, 2017, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the three months ended September 30, 2016, the Company recorded a $125,000 provision for loan losses.  A $122,000 provision was recorded for commercial real estate and commercial business loans primarily due to an increase in loan originations during the three months ended September 30, 2016, to reflect the inherent losses expected on these loan types.  This provision also included $41,000 to reflect an increase in net charge-offs in commercial business loans during the three months ended September 30, 2016. The Company recorded a $24,000 provision for one- to four-family mortgages and consumer loans primarily due to an increase in net charge-offs during the three months ended September 30, 2016. The provision for loan losses was partially offset by a $13,000 credit for home equity loans in the three months ended September 30, 2016, due to an overall decrease in historical losses in this loan portfolio during the last five years. The Company recorded an $8,000 unallocated credit to the provision for loan losses during the three months ended September 30, 2016 to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for details on the provision for loan losses.

Non-Interest Income.  Non-interest income decreased by $41,000, or 6.2%, from $658,000 for the three months ended September 30, 2016 compared to $617,000 for the three months ended September 30, 2017.  The decrease in non-interest income was primarily due to a $55,000, or 98.2% decrease in gains on the sales of loans as a result of a fourth quarter 2016 strategic decision to generally retain, rather than sell, residential loans originated due to stabilization of the Bank’s interest rate risk levels.  Service charges and fees decreased by $20,000, or 4.3%, when compared to the three months ended September 30, 2016, primarily due to a lower volume of deposit fees during the quarter.  The decrease in non-interest income was partially offset by a $22,000 pre-tax gain on the sale of securities in the third quarter of 2017.  The Bank did not sell any securities during the third quarter in 2016.  Earnings on bank owned life insurance increased by $21,000, or 30.0%, during the three months ended September 30, 2017 primarily due to the purchase of an additional $2.5 million in bank owned life insurance during the fourth quarter of 2016.

Non-Interest Expenses.   Non-interest expenses increased $193,000, or 5.6%, for the three months ended September 30, 2017 to $3.6 million when compared to the same three month period in 2016.  Salary and employee benefits increased $95,000, or 5.3%, primarily due to annual salary increases and grants of stock awards.  Other expenses increased $77,000, or 25.3%, primarily due to an increase in loan origination related costs and expenses for other real estate owned. Advertising expenses increased $46,000, or 56.8%, for the three months ended September 30, 2017, primarily due to additional marketing campaigns during the 2017 period.  Decreases in professional service fees, FDIC insurance expenses, and postage and supplies costs during the three months ended September 30, 2017 were partially offset by increases in data processing and occupancy and equipment expenses when compared to the three months ended September 30, 2016.

Income Tax Expense.  Income tax increased by $66,000, or 35.1%, from $188,000 for the three months ended September 30, 2016 to $254,000 for the three months ended September 30, 2017.  The income tax increased primarily due to the increase in income before taxes.  The effective tax rate for the three months ended September 30, 2017 was 21.3% while the effective tax rate for the three months ended September 30, 2016 was 19.9%. The increase in the 2017 effective tax rate was primarily due to a decrease in the projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance in relation to our projection of pre-tax income for the current year.

Comparison of Results of Operations for the Nine Months Ended September 30, 2017 and 2016

General.    Net income was $2.8 million for the nine months ended September 30, 2017, or $0.46 per diluted share, a decrease of $577,000, or 17.1%, compared to net income of $3.4 million, or $0.56 per diluted share, for the nine months ended September 30, 2016.  The decrease in net income was primarily due to a $1.6 million pre-tax realized gain on the sale of securities during the nine months ended September 30, 2016 as compared to a $244,000 pre-tax gain on the sale of securities during the nine months ended September 30, 2017.  2017 year to date net income was also impacted by a $379,000 increase in non-interest expense and a $140,000 increase in the provision for loan losses which was partially offset by a  $1.2 million increase in net interest income and a $155,000 decrease in income tax expense when compared to the nine months ended September 30, 2016.

Interest Income.    Interest income for the nine months ended September 30, 2017 was $14.5 million, an increase of $1.4 million, or 10.5%, compared to the nine months ended September 30, 2016 primarily due to an increase in loan interest income. Loan interest income increased by $1.7 million, or 15.4%, to $12.5 million for the nine months ended September 30, 2017 compared to $10.8 million for the nine months ended September 30, 2016, primarily due to a $40.0 million, or 12.9%, increase in the average balance of loans from $308.8 million for the nine months ended September 30, 2016 to $348.7 million for the nine months ended September 30, 2017. The increase in the average balance of loans was primarily due to an increase in the average balance of commercial real estate, home equity and commercial business loans. The increase in loan interest income was also due to the receipt of $202,000 of interest income on one non-performing commercial real estate loan which paid off during the nine months ended September 30, 2017. The payoff of the non-performing commercial loan caused most of the increase in the average yield on the loan portfolio which increased from 4.66% for the nine months ended September 30, 2016 to 4.76% for the nine months ended September 30, 2017. The average yield on the loan portfolio would be 4.69% for the nine months ended September 30, 2017 if the $202,000 of interest income received on the non-performing loan payoff was excluded.

Investment interest income decreased $374,000, or 16.8%, to $1.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to a decrease in the average balance of the investment portfolio from $101.4 million for the nine months ended September 30, 2016 to $81.7 million for the nine months ended September 30, 2017. The decrease in the average balance of the investment portfolio was primarily due to the Company’s strategy to reinvest sale proceeds and paydowns received on the securities portfolio into loan originations, primarily commercial loans. The purpose of this strategy is to shorten the duration of interest earning assets in order to be in a better position to take advantage of future increases in market interest rates as well as to manage interest rate risk. The average yield on the investment portfolio increased 10 basis points from 2.93% for the nine months ended September 30, 2016 to 3.03% for the nine months ended September 30, 2017 primarily due to paydowns and sales of lower yielding securities.

Other interest income increased by $86,000, or 106.2%, to $167,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to a 41 basis points increase in the average yield on the interest earning deposits and federal funds sold portfolio. The average yield increased from 0.34% for the nine months ended September 30, 2016 to 0.75% for the nine months ended September 30, 2017. The increase in average yield was primarily due to a 75 basis points increase in the fed funds rate since September 30, 2016. The average balance of the interest-earning deposits and federal funds sold portfolio decreased by $2.2 million, or 6.8%, from $32.0 million for the nine months ended September 30, 2016 to $29.8 million for the nine months ended September 30, 2017. The decrease was primarily due to the use of excess cash to fund commercial loan originations.

Interest Expense.    Interest expense was $1.9 million, an increase of $167,000, or 9.7%, for the nine months ended September 30, 2017, when compared to the same nine month period in 2016.  Interest paid on deposits increased by $126,000, or 9.2%, to $1.5 million for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016. Interest expense was impacted by a 5, 11 and 5 basis points increase, respectively, in the average interest rates paid on demand deposit, money market and time deposit accounts, as well as a $17.9 million increase in average core deposits since the nine months ended September 30, 2016, partially offset by a $4.8 million decrease in average time deposits during the nine months ended September 30, 2017 as a result of the Company’s continued strategic focus on growing low-cost core deposits. The average balance of deposits for the nine months ended September 30, 2017 was $336.0 million with an average rate of 0.59% compared to the average balance of deposits of $322.9 million and an average rate of 0.57% for the nine months ended September 30, 2016. The interest expense related to advances from the FHLBNY increased $48,000, or 17.1%, to $328,000 for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016 as a result of an increase in the average balance and average rate of FHLBNY advances. The average balance of advances from the FHLBNY for the nine months ended September 30, 2017 was $21.8 million with an average rate of 2.01% compared to an average balance of $19.4 million and an average rate of 1.93% for the nine months ended September 30, 2016. The increase in the average balance was due to additional borrowings that will allow the Bank to take advantage of the low fixed-rates in order to fund loan growth.

Provision for Loan Losses.    A $450,000 provision to the allowance for loan losses was recorded during the nine months ended September 30, 2017, which was a $140,000, or 45.2%, increase as compared to the provision recorded during the nine months ended September 30, 2016. The increase in provision expense was primarily related to growth in construction and commercial loans.

The Company recorded a $177,000 provision during the nine months ended September 30, 2017 on commercial business loans, primarily due to a $2.9 million increase in the total loan portfolio balance to reflect inherent losses on new loan originations.  The provision was also due to an $895,000 increase in criticized and classified loans in this portfolio since December 31, 2016.

The Company recorded a $169,000 general allowance during the nine months ended September 30, 2017 on performing construction loans, primarily due to a $16.9 million, or 16.5%, increase in the construction loan portfolio since December 31, 2016, to reflect inherent losses within the portfolio.

During the nine months end September 30, 2017, the Company recorded a net $60,000 credit provision for commercial real estate loans. A $390,000 decrease in reserves was recorded during the nine months ended September 30, 2017 for impaired commercial real estate loans. The decrease in impaired reserves within this loan portfolio was primarily due to an increase in the estimated value of collateral for one impaired commercial real estate loan, as a result of an increase in the occupancy rate.  A $176,000 credit provision was also recorded for changes in the related environmental factors used to qualitatively assess inherent loan losses on commercial real estate loans. These credit provisions were partially offset by a $215,000 provision to reflect inherent risk associated with growth in commercial real estate loan originations. The commercial real estate loan portfolio increased by $15.8 million, or 14.8%, since December 31, 2016. The credit provision was also partially offset by a $216,000 provision for the downgrade of certain performing commercial loan relationships and a $75,000 charge-off on one foreclosed loan during the nine months ended September 30, 2017.

A $138,000 provision was recorded by the Company during the nine months ended September 30, 2017 for one-to four-family, home equity and consumer loans to reflect an increase in classified loans, an increase in the historical average net charge-offs for these loan types over the last five years and for net charge-offs recorded during the nine months ended September 30, 2017.

The Company recorded an unallocated provision for loan losses of $26,000, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the nine months ended September 30, 2016, the Company recorded a $310,000 provision to the allowance for loan losses.  The provision included a $249,000 provision for construction and commercial business loans primarily due to an increase in loan originations during the nine months ended September 30, 2016, to reflect the inherent losses expected on these loan types and due to a $73,000 increase in net charge-offs for these loan types. The Company recorded a $173,000 provision for one- to four-family, home equity and consumer loans in which  $73,000 of the provision reflected an increase in historical average net charge-offs for these loan types over the last five years and $97,000 was set aside for changes in the related environmental factors used to qualitatively assess inherent losses in these loan portfolios. The Company recorded an $89,000 net credit provision on commercial real estate loans. Specifically, the Company recorded a $314,000 credit provision to reflect a decrease in the historical average net charge-offs for these loan types over the last five years and to reflect a $3.4 million decrease in classified commercial real estate loans when compared to December 31, 2015. The credit provision for commercial real estate loans was partially offset by a $225,000 provision for loan losses to reflect inherent losses on commercial real estate loans originated during the nine months ended September 30, 2016. The Company recorded an unallocated credit to the provision for loan losses of $23,000, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-Interest Income.    Non-interest income decreased by $1.4 million, or 40.8%, from $3.5 million for the nine months ended September 30, 2016 to $2.1 million for the nine months ended September 30, 2017.  The decrease was primarily due to a $1.6 million pre-tax realized gain on the sale of securities during the nine months ended September 30, 2016 as compared to a $244,000 pre-tax realized gain on the sale of securities during the nine months ended September 30, 2017.  The decrease was also due to a $107,000, or 91.5%, decrease in gains on sales of loans during the nine months ended September 30, 2017 as a result of a fourth quarter 2016 strategic decision to generally retain, rather than sell, all residential loans that we originate due to the stabilization of the Bank’s interest rate risk levels.  These decreases were partially offset by an increase in earnings on bank owned life insurance and service charges and fees. Earnings on bank owned life insurance increased $61,000, or 29.5%, primarily due to the purchase of an additional $2.5 million in bank owned life insurance in the fourth quarter of 2016. Service charges and fees increased by $27,000, or 2.0%, during the nine months ended September 30, 2017 compared to the same nine months in 2016 due to increased growth in core deposits and new product offerings.

Non-Interest Expenses.  Non-interest expenses increased by $379,000, or 3.7%, from $10.3 million for the nine months ended September 30, 2016 to $10.7 million for the nine months ended September 30, 2017.  Salaries and employee benefits increased by $222,000, or 4.1%, primarily due to annual salary increases and grants of stock awards, partially offset by lower health insurance costs and supplemental retirement benefit plan expenses.  Data processing costs increased by $122,000, or 15.0%, primarily due to implementation of new technology associated with expanded product features and growth in deposit and loan accounts.  Other expenses increased $90,000, or 10.4%, primarily due to an increase in collection and foreclosure expenses, as well as expenses related to loan originations.  Advertising expenses increased $56,000, or 14.6%, for the nine months ended September 30, 2017, primarily due to additional marketing campaigns during the 2017 period. Decreases in professional service fees and FDIC insurance expenses during the nine months ended September 30, 2017 were partially offset by increases in postage and supply expenses and occupancy and equipment expenses when compared to the nine months ended September 30, 2016.

Income Tax Expense.    Income tax expense decreased by $155,000, or 18.0%, from $859,000 for the nine months ended September 30, 2016 to $704,000 for the nine months ended September 30, 2017. The decrease in income tax expense was primarily due to a decrease in pre-tax income during the nine months ended September 30, 2017 as compared to the prior year period. The effective tax rate was 20.1% for the nine months ended September 30, 2017 as compared to an effective tax rate of 20.3% for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, interest earning deposits at other financial institutions and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of September 30, 2017, the maximum amount that we can borrow from the FHLBNY was $107.8 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At September 30, 2017, we had outstanding advances under this agreement of $27.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.3 million and a fair value of $10.7 million as of September 30, 2017. There were no balances outstanding with the Federal Reserve Bank at September 30, 2017. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of September 30, 2017.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the nine months ended September 30, 2017, we originated loans of approximately $92.3 million as compared to approximately $68.3 million of loans originated during the nine months ended September 30, 2016. Loan originations exceeded principal repayments and other deductions during the first nine months of 2017 by $37.4 million. The loan originations were funded through principal payments received on loans and securities, proceeds from the sale of securities, customer deposits, borrowings and cash reserves. Purchases of investment securities totaled $2.4 million during the nine months ended September 30, 2017. We did not purchase any investment securities during the nine months ended September 30, 2016.

At September 30, 2017, we had loan commitments to borrowers of approximately $19.9 million and overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit of approximately $38.2 million. Total deposits were $400.9 million at September 30, 2017, as compared to $385.9 million at December 31, 2016. The increase in total deposits was primarily due to net growth in low-cost core deposits during the first nine months of 2017. The Company’s strategic focus is on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expense. Time deposit accounts scheduled to mature within one year were $56.3 million at September 30, 2017. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures in 2017, other than the $325,000 capital project noted in the “Capital Expenditures” section below. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than loan commitments as described in Note 6 in the Notes to our Consolidated Financial Statements and the borrowing agreements noted above.

Capital Expenditures

Significant planned expenditures for 2017 included plans to purchase the Orchard Park branch building from the landlord and build an addition to the Orchard Park branch office for the Commercial Lending division, which will include office space for commercial loan officers and administrative staff. The Company believes it has a sufficient capital base to support this capital project. The purchase of the building is completed and the construction project is currently underway. The expected cost is approximately $1.3 million, with an estimated $325,000 in costs remaining to complete the construction project.

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

As of September 30, 2017, as shown in the table below, the Bank’s Tier 1 and risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions, as determined by the Office of the Comptroller of the Currency (the “OCC”), our primary regulator.

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

At September 30, 2017	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 ("CET1") capital (to risk-weighted assets)	20.92%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	20.92%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	21.84%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	14.48%	>=	4.00%	>=	5.00%
At December 31, 2016	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CET 1 capital (to risk-weighted assets)	22.23%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	22.23%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	23.15%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	14.73%	>=	4.00%	>=	5.00%

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2017, the Bank's capital conservation buffer was 13.84% exceeding the minimum of 1.25% for 2017.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of loan commitments outstanding as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended September 30, 2017:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1 through July 31, 2017	-	$-	-	71,001
August 1 through August 31, 2017	-	-	-	71,001
September 1 through September 30, 2017	3,600	15.85	3,600	67,401
Total	3,600	$15.85	3,600	67,401

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

LAKE SHORE BANCORP, INC.
(Registrant)

November 14, 2017	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2017	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)