Form 10-K
period 2017-12-31
LAKE SHORE BANCORP, INC.
filed 2018-03-28
CIK 1341318

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017 was  $31,363,347 based on the per share closing price as of June 30, 2017 on the Nasdaq Global Market for the registrant’s common stock, which was $15.75.

There were 6,073,970 shares of the registrant’s common stock, $.01 par value per share, outstanding at March 28, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders	III

PART I

Item 1. Business.

General

Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” the “Company,” “us,” or “we”) operates as a mid-tier, federally chartered savings and loan holding company for Lake Shore Savings Bank (“Lake Shore Savings” or the “Bank”).  A majority of Lake Shore Bancorp’s issued and outstanding common stock (59.6% as of December 31, 2017) is held by Lake Shore, MHC (the “MHC”), a federally chartered mutual holding company, which serves as the parent company to Lake Shore Bancorp.  The remaining shares of common stock are owned by public shareholders and Lake Shore Saving Bank’s Employee Stock Ownership Plan (“ESOP”).   Our common stock is traded on the Nasdaq Global Market under the symbol “LSBK”.  Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Savings include Lake Shore Bancorp and Lake Shore Savings on a consolidated basis.

Lake Shore, MHC

Lake Shore, MHC was organized in 2006 as a federally chartered mutual holding company. The MHC does not engage in any substantial business activity other than its investment in a majority of the common stock of Lake Shore Bancorp.  The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) is the regulator for the MHC.  Federal law and regulations require that as long as the MHC is in existence, it must own at least a majority of Lake Shore Bancorp’s common stock.

Lake Shore Bancorp, Inc.

Lake Shore Bancorp, Inc. was organized in 2006 for the purpose of acting as the savings and loan holding company for Lake Shore Savings Bank in connection with the Company’s initial public stock offering.  The Company, a federal corporation, is regulated by the Federal Reserve Board.

Lake Shore Savings Bank

Lake Shore Savings Bank was chartered as a New York savings and loan association in 1891.  In 2006, the Bank converted from a New York-chartered mutual savings and loan association to a federal savings bank charter. The Bank is subject to the supervision and regulation of the Office of the Comptroller of the Currency (“OCC”).

Lake Shore Savings Bank’s principal business consists of attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, commercial real estate loans, home equity lines of credit and, to a lesser extent, commercial business loans, consumer loans, and investment securities.  Our revenues are principally derived from interest generated from our loans and interest earned on our investment securities.  Our primary sources of funds for lending and investments are deposits, borrowings, receipts of  principal and interest payments on loans and securities, proceeds from sales of loans or securities, maturities and calls of investment securities and income resulting from operations in prior periods.

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

Market Area

Lake Shore Savings Bank is a community bank that offers a variety of banking products to serve the market areas surrounding our eleven branch offices located within the Western New York region of New York State.

Our geographic market area for loans and deposits is principally located within Erie and Chautauqua Counties, within Western New York. As of 2017, there was an approximate combined population of 1,040,000 for Erie and Chautauqua Counties.  Our market area is bounded by Lake Erie to the west and Canada to the north, and includes the city of Buffalo, the second largest city in the State of New York by population.  The market area includes 13 hospitals, a medical school and a major cancer research and treatment facility, along with a centralized medical campus to cultivate clinical care, research, education and entrepreneurship.  The area has nine colleges and universities, five community colleges and various vocational and technical schools.  Western New York is home to professional sports franchises and an international airport.  The area hosts a broad diversity of industry, commercial establishments and financial institutions as well as a skilled and productive workforce.

New York State currently has several incentive programs for businesses to invest in the Western New York region.  One example is the “Start-Up NY” program, which offers tax incentives to start, expand or relocate a qualified business to a tax-free area within the state, primarily near a university or community college campus, in order to access top talent and research facilities.  Qualified businesses for this program include advance materials & manufacturing, biotech & life sciences, tech & electronics, and optics & imaging.  This program has generated significant interest in Western New York for new business development, due to its proximity to Canada, history of being a strong industrial and manufacturing center, and the number of quality colleges and universities in the area.

The Erie County region and the City of Buffalo have recently experienced economic expansion led by major growth in the health care and education sectors, and resurgence in the central business district, which has led to an influx of private investment in development of hotels and housing in the downtown sector.  Major construction projects have been recently completed or are currently underway on the waterfront and at the Buffalo Niagara Medical Campus.  The Buffalo Niagara Medical Campus has grown significantly with the construction of a new children’s hospital, expansion of an existing cancer/research hospital and construction of a new medical school by the State University of New York at Buffalo. Development on the waterfront has centered on redevelopment of property for mixed use, including public access and private development that includes office space, ice rinks, hotels and restaurants. The economic development within the region also impacts the small business and middle-market customers that we focus on and we believe we will be able to capitalize on opportunities created by economic growth in this section of our market area.

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

Competition

We face intense competition both in making loans and attracting deposits. Western New York has a significant number of financial institutions, many of which are branches of large money centers and regional and super regional banks which have resulted from the consolidation of the banking industry in New York and surrounding states. Some of these competitors have greater resources than we do and may offer services that we do not or cannot provide. For example, we do not offer trust or investment services. Customers who seek “one stop shopping” may be drawn to our competitors who offer such services. We also face significant competition from online service providers who offer financial services, including loan and deposit products.

Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, online retail mortgage lenders and other financial service companies. The most direct competition for deposits comes from credit unions, commercial banks,  savings banks and online banks. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies. We are significantly smaller than many of the financial institution competitors in our market area.  Some of our competitors are not subject to the same degree of regulation as that imposed on federal savings banks or federally insured institutions, and these other institutions may be able to price loans and deposits more aggressively. We remain very competitive in Chautauqua County, New York and, as of June 30, 2017 (the latest date such information is available), we had 14.6% of total deposits and ranked fifth out of the nine banks in this market area, according to the Federal Deposit Insurance Corporation (“FDIC”) annual deposit market share report. Our deposit market share in Erie County, New York has increased since we entered this market area in 2003. We believe the primary factors in competing for deposits and loans is through personalized service, knowledge of local market area and economy, local decision making, technological convenience via mobile banking and active participation and support of the communities we serve.

Lending Activities

General.  Historically, as a thrift institution, we have primarily originated residential mortgage loans, including home equity loans. In recent years, we have become more focused on originating commercial real estate and commercial business loans, also known as C&I Lending, to add adjustable rate loans to our portfolio, manage interest rate risk and to position ourselves for a rising interest rate environment. We retain the majority of loans that we originate. However, we have sold residential mortgage loans into the secondary market, with retention of servicing rights, from time to time in order to manage interest rate risk, and we may do so again in the future, when deemed appropriate. In prior years we have purchased a limited number of equipment loans from a third party broker, which are secured by first liens on the new equipment purchases by small businesses located throughout the Northeastern United States. We have not purchased these types of loans since the first quarter of 2015.

Loan Portfolio.  The following table sets forth the composition of our loan portfolio, by type of loan, in dollar amounts and in percentages at the dates indicated. We did not have any loans held for sale as of these dates.

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Real Estate loans:
Residential one- to four-family	$144,565	39.58%	$149,333	45.78%	$157,307	53.12%	$167,840	59.14%	$170,793	61.81%
Home equity	38,078	10.43%	35,534	10.89%	32,770	11.07%	32,337	11.39%	31,675	11.46%
Commercial	122,747	33.61%	107,243	32.87%	83,967	28.35%	68,238	24.04%	58,746	21.26%
Construction	30,851	8.45%	12,361	3.79%	4,849	1.64%	449	0.16%	936	0.34%
	336,241	92.07%	304,471	93.33%	278,893	94.18%	268,864	94.73%	262,150	94.87%
Other loans:
Commercial	27,612	7.56%	20,447	6.27%	15,741	5.31%	13,467	4.74%	12,645	4.58%
Consumer	1,355	0.37%	1,313	0.40%	1,507	0.51%	1,495	0.53%	1,517	0.55%
	28,967	7.93%	21,760	6.67%	17,248	5.82%	14,962	5.27%	14,162	5.13%
Total loans	365,208	100.00%	326,231	100.00%	296,141	100.00%	283,826	100.00%	276,312	100.00%
Net deferred loan costs	3,138		3,016		2,945		2,948		2,846
Allowance for loan losses	(3,283)		(2,882)		(1,985)		(1,921)		(1,813)
Loans receivable, net	$365,063		$326,365		$297,101		$284,853		$277,345

Loan Maturity.  The following table presents the contractual maturity of our loans at December 31, 2017.  The table does not include the effect of prepayments or scheduled principal amortization.  Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Real Estate				Other Loans
	Residential, One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$379	$1,106	$3,118	$4,513	$19,613	$721	$29,450
After one year through five years	2,160	3,538	28,362	280	5,990	461	40,791
Beyond five years	142,026	33,434	91,267	26,058	2,009	173	294,967
Total	$144,565	$38,078	$122,747	$30,851	$27,612	$1,355	$365,208

Interest rate terms on amounts due after one year:
Fixed rate	$139,645	$1,844	$32,506	$49	$6,221	$539	$180,804
Adjustable rate	4,541	35,128	87,123	26,289	1,778	95	154,954
Total	$144,186	$36,972	$119,629	$26,338	$7,999	$634	$335,758

The following table presents our loan originations, purchases, sales, and principal repayments for the years indicated.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Total Loans:
Balance outstanding at beginning of year	$326,231	$296,141	$283,826	$276,312	$272,058
Originations:
Real estate loans:
Residential, one- to four-family	21,523	19,259	20,485	17,074	28,557
Home equity	15,755	13,663	9,768	9,565	10,913
Commercial	60,529	44,898	29,739	19,774	13,596
Other loans:
Commercial	20,058	13,135	8,245	3,317	2,518
Consumer	1,154	1,094	1,102	1,243	1,018
Total originations	119,019	92,049	69,339	50,973	56,602
Loan Purchases - Commercial Loans	-	-	242	2,857	1,228
Total Originations and Purchases	119,019	92,049	69,581	53,830	57,830
Deduct:
Principal repayments:
Real estate loans	62,142	44,006	39,970	36,118	45,341
Commercial and consumer loans	16,138	12,305	6,253	7,879	5,944
Total principal repayments	78,280	56,311	46,223	43,997	51,285
Transfers to foreclosed real estate	554	369	1,178	448	704
Loan sales - SONYMA(1) & FHLMC(2)	1,069	5,022	9,450	1,737	1,436
Loans charged off	139	257	415	134	151
Total deductions	80,042	61,959	57,266	46,316	53,576
Balance outstanding at end of year	$365,208	$326,231	$296,141	$283,826	$276,312

(1)	State of New York Mortgage Agency.
(2)

During 2016, 2015 and 2014, we sold $3.9 million, $8.3 million and $1.5 million, respectively, of long-term fixed rate residential mortgage loans with low yields to the Federal Home Loan Mortgage Corporation (“FHLMC”) in order to offset long-term interest rate risk. There were no loans sold to the FHLMC during 2017.

One- to Four-Family Residential Mortgage Lending.  At December 31, 2017, we had one- to four-family residential loans of $144.6 million, or 39.6% of the total loan portfolio.  Of one- to four-family residential mortgage loans outstanding on that date, 96.9% were fixed rate loans and 3.1% were adjustable rate loans.  At December 31, 2017, approximately 58.3% of our one- to four-family residential mortgage portfolio was secured by property located in Chautauqua County, 35.0% by property located in Erie County and 6.7% by property located elsewhere, primarily in New York State.

 Our residential mortgage loan originations are obtained from customers, residents of our local communities or referrals from local real estate agents, brokers, attorneys and builders. Lake Shore Savings historically had retained the majority of residential mortgage loans that it originated. As a result, Lake Shore Savings is exposed to increases in market interest rates, because the yield earned on fixed-rate assets would remain fixed, while the rates paid by Lake Shore Savings for deposits and borrowings may increase, which could result in lower net interest income. In an effort to manage interest rate risk, the Bank may sell long-term fixed rate residential mortgages at origination in the secondary market, with servicing retained, if deemed appropriate.

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

Our residential lending policies and procedures ensure that the majority of one- to four-family residential mortgage loans generally conform to secondary market guidelines, although we also originate non-conforming loans. We underwrite all conforming loans (i.e. loans with less than a $424,100 loan balance during 2017) using the criteria required by the Federal Home Loan Mortgage Corporation (“FHLMC”).  We originate one- to four-family residential mortgage loans with a loan-to-value ratio up to 97%, and up to 101%, which includes a 1% guarantee fee, with our United States Department of Agriculture (“USDA”) Rural Development Guaranteed Loan Program (“GLP”) mortgage loan product.  Mortgages originated with a loan-to-value ratio exceeding 80% normally require private mortgage insurance.  Private mortgage insurance is not required on loans with an 80% or less loan-to-value ratio.

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

Our adjustable rate one- to four-family residential mortgage loans include limits on increases or decreases in the interest rate of the loan.  The interest rate may increase or decrease by a maximum percentage amount per adjustment period with a ceiling rate and a floor rate being defined at the time of origination. The retention of adjustable rate one- to four-family residential mortgage loans in our loan portfolio helps reduce exposure to changes in interest rates.  However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable rate mortgage loans.  During periods of rising interest rates, the risk of default on one- to four-family residential adjustable rate mortgage loans may increase due to the increase of interest cost to the borrower. Furthermore, changes in the interest rates on adjustable rate mortgages may be limited by an initial fixed-rate period or by contractual limits on periodic interest rate adjustments, and as such adjustable rate loans may not adjust as quickly to an increase in interest rates as our interest-bearing liabilities.

After a conforming loan is originated and funded, we may sell the loan to FHLMC.  During 2017, we did not sell any loans to FHLMC, but we may do so again in the future, if deemed appropriate in order to manage interest rate risk. We also offer loans through programs offered by the State of New York Mortgage Agency (“SONYMA”) which are originated for sale.  During 2017, we originated and sold $1.1 million of one- to four-family residential mortgage loans to SONYMA. We retain all servicing rights for one- to four-family residential mortgage loans that we sell.

We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We originate jumbo loans with fixed-rates and terms of up to 30 years. At December 31, 2017, jumbo loans totaled $8.5 million, or 5.9% of the one- to four-family residential mortgage portfolio.

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

Home Equity Loans and Lines of Credit.  We currently provide all-in-one home equity lines of credit and have provided home equity loans in the past to our customers.  Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. At December 31, 2017, home equity loans and lines of credit totaled $38.1 million, or 10.4% of the total loan portfolio, of which 94.9% were adjustable rate loans and 5.1% were fixed rate loans. The all-in-one home equity line of credit must have a minimum line amount of $5,000 up to a maximum of 90% of the total loan-to-value ratio for qualified borrowers. The all-in-one home equity line of credit products have interest rates tied to the prime rate, generally have a 15 year draw period and a 15 year payback period.  Since 2010, our adjustable rate home equity loans include limits on decreases in the interest rate of the loan. The decrease in the interest rate may not be below the “floor” rate established at time of origination. A customer has the option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest.  As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount.  All-in-one home equity lines of credit have 30 year maximum terms.

Home equity loans can be affected by economic conditions and the value of underlying property. Home equity loans may have increased risk of loss if the Company does not hold the first mortgage resulting in the Company being in a secondary position in the event of collateral liquidation. At December 31, 2017, the total of home equity loans and lines of credit where the Company does not hold the first mortgage was $6.0 million. During periods of rising interest rates, the risk of default on home equity loans may increase due to the increase of interest cost to the borrower.

Commercial Real Estate Loans.  We originate commercial real estate loans to finance the purchase of real property or to refinance real property, which generally consists of developed real estate, such as office buildings, warehouses, retail properties, self-storage units and multi-family apartment complexes, which are typically held as collateral for the loan.  At December 31, 2017, commercial real estate loans totaled $122.7 million, or 33.6% of the total loan portfolio. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, paying capacity of the borrower, current and projected occupancy levels, location, and physical condition.  Within the commercial real estate portfolio at December 31, 2017, approximately 60.4% consisted of loans that are collateralized by properties located in Erie County, 16.3% consisted of loans collateralized by properties located in Chautauqua County and 23.3% consisted of loans collateralized by properties located elsewhere in New York State.

We originate a variety of fixed and adjustable rate commercial real estate loans generally for terms of five to 10 years and payments based on an amortization schedule of up to 20 to 25 years.  Adjustable rate loans are typically based on an index with an added spread based on the type, size and risk of the loan and the rate is typically fixed for the first five years.  We typically lend up to a maximum loan-to-value ratio of 50% to 80% depending on the type of property being financed.  Commercial real estate loans require a minimum debt service coverage ratio ranging from 1.15 to 1.50 depending on the type of property being financed, a first lien on collateral and the personal guarantees of the owners. Loans are typically subject to prepayment penalties if the loan is paid off before the scheduled maturity within five years of origination.

Commercial real estate lending involves additional risks compared with one- to four-family residential lending, because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, the borrower’s ability to make repayments from the cash flow of the borrower’s business or rental income and/or the collateral value of the commercial real estate securing the loan.  Repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than one- to four-family residential mortgage loans.  In addition tenancy of the properties needs to be monitored as to lease rates, term of lease and tenant worthiness.  Also, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers, which generally require substantially greater evaluation and oversight efforts.  Our loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk and are designed to set such limits within those prescribed by applicable federal and state statutes and regulations. We engage a third party, twice a year, to conduct a credit review of the commercial real estate portfolio, including compliance with the Bank’s underwriting standards and policy requirements.

Construction Loans.  We originate loans to finance the construction of both one- to four-family homes and commercial real estate.  These loans typically have a construction period of up to 12 months for residential construction and up to 24 months for commercial construction, whereby draws are taken and interest only payments are made.  As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds.  Funds disbursed may not exceed up to 80% of the loan-to-value of land and up to 80% of loan-to-value of improvements at any time during the construction period. Interest rates on disbursed funds are based on the rates and terms set at closing. The majority of our commercial real estate construction loans are variable rate loans with rates tied to prime rate, plus a premium, while the majority of our one- to four-family real estate construction loans are fixed rate loans.  A floor rate may also be established in conjunction with a variable rate loan. A minimum of interest only payments on disbursement funds must be made on a monthly basis. At the end of the construction period, the loan automatically converts to either a conventional residential or commercial real estate mortgage, as applicable.  At December 31, 2017, construction loans totaled $30.9 million, or 8.4% of the total loan portfolio, and consisted of $30.8 million to finance construction of commercial real estate and $49,000 to finance construction of one- to four-family residential real estate.

Construction loans can be affected by economic conditions and the value of underlying property. Construction loans may have additional risks related to advancing loan funds during construction due to the uncertain value of the property prior to the completion of construction.

Commercial Loans. In addition to commercial real estate loans, we also engage in commercial business lending also known as C&I lending primarily to small businesses. A commercial business loan may be a business installment loan, line of credit, and other commercial loan. At December 31, 2017, commercial business loans totaled $27.6 million, or 7.6% of the total loan portfolio. Most of our commercial business loans have fixed interest rates, and are for terms generally not in excess of five years. In underwriting commercial business loans, consideration is typically given to the financial condition and the debt service coverage capabilities of the borrower/project, projected cash flows and collateral value. Whenever possible, we collateralize these loans with a first lien on business assets and equipment and require personal guarantees from principals of the borrower. Interest rates on commercial business loans generally have higher yields than rates on one- to four-family residential mortgages. We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, real estate, purchases or improvements, working capital, vehicle purchases, and the refinancing of existing corporate debt.

Commercial business loans are generally considered to involve a higher degree of risk than residential mortgage loans because the collateral underlying the loans may be in the form of furniture, fixtures, and equipment and/or inventory subject to market obsolescence and accounts receivable which must be monitored. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. We engage a third party, twice a year, to conduct credit reviews of the commercial business loan portfolio, including compliance with the Bank’s underwriting standards and policy requirements.

Consumer Loans.  To a lesser extent, we offer a variety of consumer loans.  At December 31, 2017, consumer loans totaled $1.4 million, or less than 1% of the total loan portfolio.  The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit, which are available for amounts up to $5,000 for unsecured loans and greater amounts for secured loans depending on the type of loan and value of the collateral.  Secured consumer loans, excluding overdraft lines of protection, generally are offered for terms of up to 10 years, depending on the collateral, at fixed interest rates.  Our consumer loan portfolio also consists of vehicle loans, other unsecured consumer loans up to $5,000, loans secured by certificates of deposits, secured and unsecured property improvement loans, and other secured loans.

Generally, the volume of consumer lending has declined as borrowers have opted for home equity lines of credit, which have lower interest rates, as compared to unsecured loans or loans secured by property other than residential real estate. We make other consumer loans, which may or may not be secured.  The terms of such loans vary depending on the collateral.

Consumer loans are generally originated at higher interest rates than residential mortgage loans or home equity loans but also tend to have a higher credit risk due to the loans being either unsecured or secured by rapidly depreciable assets.  Furthermore, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default. Despite these risks, our level of consumer loan delinquencies generally has been low.  No assurance can be given, however, that our delinquency rate or losses will continue to remain low in the future.

Loan Participations. From time to time, we may originate a commercial real estate loan or commercial business loan which may exceed our internal lending or concentration limits and sell a portion of the loan to another community bank.  The participating bank is typically located in New York State and its lending team is known by our commercial lenders.  This allows our Bank to meet the needs of its customers and comply with its internal lending limits. In these circumstances, we follow our customary loan underwriting and approval policies. We have strong relationships with other community banks in our primary market area that may desire to purchase participations, and we may increase our sales of participations in the future, if deemed appropriate. At December 31, 2017, our sold commercial real estate loan participations totaled $7.4 million, all of which were collateralized by properties within our primary market area in Western New York.  Our sold commercial business loan participations totaled $1.3 million as of December 31, 2017 and were secured by business assets located within Western New York.

Loan Approval Procedures and Authority. Our lending policies are approved by our Board of Directors. During 2017, home equity loans and consumer loans secured by real estate in excess of $25,000 and all one- to four-family residential mortgage loans up to $424,100 require approval by the Internal Residential Loan Committee. If these types of loans are between $424,100 and $1.0 million, then the approval of two individuals, one of whom must be a designated member of the management team, along with another member of the Internal Residential Loan Committee is required. If these types of loans are in excess of $1.0 million, then full Board approval is required.  For all commercial loans, including commercial real estate loans, certain Executive Vice Presidents, Vice Presidents, and Commercial Lending Officers have authority to approve loans for total one obligor credit up to $100,000. Commercial loans with total one obligor credit in excess of $100,000 and up to $1.0 million require the approval of two members of the Internal Commercial Loan Committee, one of which must be either the: President and Chief Executive Officer or Executive Vice President – Commercial Division. Commercial loans with total one obligor credit in excess of $1.0 million and up to $3.0 million require majority approval by the Board Loan Committee. Commercial loans with total obligor credit in excess of $3.0 million require full Board approval.

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

Real estate acquired as a result of foreclosure is classified as foreclosed real estate until such time as it is sold.  We carry foreclosed real estate at its fair value less estimated selling costs at the date of acquisition.  If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property could be sold at the foreclosure sale (to an outside bidder). If not, and we retain the property, then we will sell the real property securing the loan as soon thereafter as practical. Our foreclosed real estate totaled $435,000 at December 31, 2017 and  $412,000 at December 31, 2016.

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

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$-	$136	$47	$-	$79
Home equity	-	24	88	1	2
Commercial	-	-	-	-	-
Construction	-	-	-	-	-
Other loans:
Commercial	-	2	-	-	-
Consumer	-	-	27	9	-
Total	$-	$162	$162	$10	$81
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,196	$2,165	$2,462	$2,413	$2,145
Home equity	235	329	361	335	325
Commercial	1,323	2,977	1,545	1,891	1,911
Construction	-	-	-	-	-
Other loans:
Commercial	54	205	132	76	137
Consumer	25	28	6	4	7
Total non-accrual loans	3,833	5,704	4,506	4,719	4,525
Total non-performing loans	3,833	5,866	4,668	4,729	4,606
Foreclosed real estate	435	412	712	401	581
Total non-performing assets	$4,268	$6,278	$5,380	$5,130	$5,187
Ratios:
Non-performing loans as a percent of total loans:	1.05%	1.80%	1.57%	1.66%	1.66%
Non-performing assets as a percent of total assets:	0.82%	1.28%	1.14%	1.05%	1.08%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Residential, one- to four-family	$-	$-	$-	$-	$48
Home equity	19	19	-	-	-
Other loans:
Commercial	-	109	-	-	-
Performing loans
Real estate loans:
Residential, one- to four-family	$184	$190	$216	$224	$144
Home equity	2	3	8	10	4

Our recorded investment in non-accrual loans totaled $3.8 million at December 31, 2017 and $5.7 million at December 31, 2016.  The $1.9 million decrease in non-accrual loans was primarily due to a $1.7 million decrease in non-performing commercial real estate loans.  This decrease was primarily due to the payoff of two non-performing commercial real estate loans, with aggregate loan balances of $1.3 million as of December 31, 2016. If all non-accrual loans had been current in accordance with their terms during the years ended December 31, 2017, 2016 and 2015, interest income on such loans would have amounted to $267,000, $366,000 and $391,000, respectively.

Classification of Loans.  Federal regulations require us to regularly review and classify our loans.  In addition, our regulators have the authority to identify problem loans and, if appropriate, require them to be classified.  There are three classifications for problem loans: substandard, doubtful and loss.  “Substandard loans” have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. A substandard loan would be one inadequately protected by the current net worth and paying capacity of the obligor or pledged collateral, if applicable.  “Doubtful loans” have all the weaknesses inherent in substandard loans with the additional characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  A loan classified as a “loss” is considered uncollectible and of such little value that its continuance on the books is not warranted. This does not mean that an asset does not have recovery or salvage value, but simply that it is not practical or desirable to defer writing off all or a portion of a worthless asset even though partial recovery may occur in the future.  Regulations also provide for a “special mention” category (i.e. criticized loans), described as loans which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the losses inherent in the loan portfolio. When we classify loans as either substandard or doubtful, we set aside a loss reserve for such loans as we deem prudent. When we classify problem loans as loss, we typically charge-off the loan balance outstanding against the allowance for loan losses reserve.  Our determination as to the classification of our loans and the amount of our loss allowances are subject to review by our regulators, which can require that we establish additional loss allowances.  We regularly review our loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

The following table shows the aggregate amounts of our classified and criticized loans at the dates indicated.

	At December 31,
	2017	2016
	(Dollars in thousands)

Special mention loans	$1,959	$2,056
Substandard loans	6,550	7,053
Doubtful loans	-	15
Loss loans	2	1
Total classified and criticized loans	$8,511	$9,125

The total classified and criticized loans as of December 31, 2017 and 2016 includes $3.8 million and $5.9 million of nonperforming loans, respectively.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2017		2016		2015
	60-89	90 +	60-89	90 +	60-89	90 +
	Days	Days	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(Dollars in thousands)
Real estate loans:
Residential, one- to four-family	$942	$1,233	$782	$1,038	$789	$1,291
Home equity	59	212	206	158	32	354
Commercial	-	1,265	-	2,977	-	1,248
Construction	-	-	-	-	-	-
Other loans:
Commercial	8	54	19	56	-	30
Consumer	2	22	-	28	5	28

Total	$1,011	$2,786	$1,007	$4,257	$826	$2,951

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

A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Impairment is measured on a loan-by-loan basis for commercial real estate loans and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer, home equity or one- to four-family real estate loans for impairment disclosures, unless they are subject to a troubled debt restructuring or part of the assessment of a larger loan relationship.

The following table details the number and recorded investment of impaired loans for the dates indicated:

	At December 31,
	2017		2016
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
	(Dollars in thousands)
Real estate loans:
Residential, one- to four-family	5	$184	5	$190
Home equity	2	21	2	22
Commercial(1)	4	1,498	6	3,162
Construction	-	-	-	-
Other loans:
Commercial	1	54	2	163
Consumer	-	-	-	-
Total	12	$1,757	15	$3,537

(1)

The decrease in impaired commercial real estate loans from 2016 to 2017 was primarily due to one commercial real estate loan, with a loan balance of $1.0 million which paid off in full during 2017 and one commercial real estate loan, with a loan balance of $433,000 which went into foreclosure during 2017.

Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on our impaired loans.

Provision for loan losses decreased by $615,000, or 54.7%, to $510,000 for the year ended December 31, 2017 from $1.1 million for the year ended December 31, 2016. The decrease in provision expense was primarily due to an improvement in non-performing loan ratios and a decrease in net-charge offs during the year ended December 31, 2017.  The ratio of nonperforming loans to total net loans was 1.05% as of December 31, 2017 which was a 75 basis points decrease from 1.80% at December 31, 2016, primarily due to a $1.7 million decrease in non-performing commercial real estate loans. The decrease in non-performing commercial real estate loans was primarily due to the payoff of two commercial real estate loans, with aggregate loan balances of $1.3 million as of December 31, 2016. The majority of our non-performing loans are one- to four-family residential mortgage loans or commercial real estate loans backed by first lien collateral on real estate held in the Western New York region. Western New York’s real estate market has consistently demonstrated price stability. Furthermore, the Company has conservative underwriting standards and strong lending policies and procedures.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the years indicated:

	At or for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$2,882	$1,985	$1,921	$1,813	$1,806
Provision for loan losses	510	1,125	400	222	105
Charge-offs:
Real estate loans:
Residential, one- to four-family	-	(107)	(64)	(26)	(51)
Home equity	(3)	(19)	(29)	(39)	-
Commercial	(75)	(1)	(267)	-	(21)
Construction	-	-	-	-	-
Other loans:
Commercial	(20)	(76)	(9)	(25)	(47)
Consumer	(41)	(54)	(46)	(44)	(32)
Total charge-offs	(139)	(257)	(415)	(134)	(151)
Recoveries:
Real estate loans:
Residential, one- to four-family	3	12	13	6	35
Home equity	4	1	8	1	5
Commercial	-	-	32	-	9
Construction	-	-	-	-	-
Other loans:
Commercial	9	2	18	-	3
Consumer	14	14	8	13	1
Total recoveries	30	29	79	20	53
Net charge-offs	(109)	(228)	(336)	(114)	(98)
Balance at end of year	$3,283	$2,882	$1,985	$1,921	$1,813
Average loans outstanding	$352,309	$312,359	$292,240	$276,360	$271,705
Allowance for loan losses as a percent of total net loans	0.90%	0.88%	0.67%	0.67%	0.65%
Allowance for loan losses as a percent of non-performing loans	85.65%	49.13%	42.52%	40.62%	39.36%
Ratio of net charge-offs to average loans outstanding	0.03%	0.07%	0.11%	0.04%	0.04%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the years indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of inherent losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2017			2016			2015			2014			2013
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$511	15.6%	39.6%	$431	14.9%	45.8%	$351	17.7%	53.1%	$446	23.2%	59.1%	$355	19.6%	61.8%
Home equity	122	3.7%	10.4%	114	4.0%	10.9%	120	6.0%	11.1%	106	5.5%	11.4%	80	4.4%	11.5%
Commercial(1)	1,663	50.7%	33.6%	1,803	62.6%	32.8%	1,204	60.7%	28.4%	1,163	60.5%	24.0%	1,104	60.9%	21.3%
Construction(2)	347	10.6%	8.5%	150	5.2%	3.8%	59	3.0%	1.6%	-	-	0.2%	-	-	0.3%
	2,643	80.6%	92.1%	2,498	86.7%	93.3%	1,734	87.4%	94.2%	1,715	89.2%	94.7%	1,539	84.9%	94.9%
Other loans:
Commercial(3)	544	16.6%	7.6%	338	11.7%	6.3%	197	9.9%	5.3%	184	9.6%	4.7%	218	12.0%	4.6%
Consumer	35	1.0%	0.3%	28	1.0%	0.4%	22	1.1%	0.5%	22	1.2%	0.6%	9	0.5%	0.5%
	579	17.6%	7.9%	366	12.7%	6.7%	219	11.0%	5.8%	206	10.8%	5.3%	227	12.5%	5.1%
Total allocated	$3,222	98.2%	100.0%	$2,864	99.4%	100.0%	$1,953	98.4%	100.0%	$1,921	100.0%	100.0%	$1,766	97.4%	100.0%
Total unallocated	61	1.8%		18	0.6%		32	1.6%		-	-		47	2.6%
Balance at end of year	$3,283	100.0%		$2,882	100.0%		$1,985	100.0%		$1,921	100.0%		$1,813	100.0%

(1)	The increase as of December 31, 2016 was primarily due to growth in our commercial real estate portfolio and an increase in reserves set aside for one commercial real estate loan.
(2)	The increase as of December 31, 2017 was due to the significant growth in construction loans to finance commercial real estate renovations and construction.
(3)	The increase as of December 31, 2017 was primarily due to growth in commercial business loan originations.

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

All of the securities in our portfolio are classified as “available for sale.” The securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Our current securities portfolio consists of collateralized mortgage obligations, mortgage backed securities, asset-backed securities, U.S. Government Agency bonds, and municipal bonds.  Nearly all of our mortgage backed securities are directly or indirectly insured or guaranteed by FHLMC, the Government National Mortgage Association (“GNMA”) or the Federal National Mortgage Association (“FNMA”, or “Fannie Mae”).  The municipal securities we invest in have maturities of 20 years or less and many have private insurance guaranteeing repayment. The majority of municipal securities in our portfolio are unlimited general obligation bonds.

We have investments in FHLBNY stock, which must be held as a condition of membership in the Federal Home Loan Bank system.  The investment in FHLBNY stock is considered restricted and is reported at cost on the Consolidated Statements of Financial Condition.

Fair values of available for sale securities are based on a market approach, with the exception of three private-label asset-backed securities that are not currently trading in an active market.  Fair values of these securities were calculated based on a cash flow approach.  Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers.

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

A security may be classified as Substandard, Doubtful or Loss. A “Substandard” classification indicates that the investment is inadequately protected by the sound worth and paying capacity of the obligor or of the collateral pledged. Investments classified as “Substandard” must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and the Company may sustain some loss if deficiencies are not corrected.  A “Doubtful” classification has all the weaknesses of a “Substandard” classification with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable. Investments classified as “Loss” are considered uncollectible and their continuance as an asset of the Company is no longer warranted.

Our determination as to the classification of our investments is subject to review by our regulators.  We regularly review our investment portfolio to determine whether any investments require classification in accordance with applicable regulations.  Our review of our investment portfolio at December 31, 2017 resulted in three private-label asset-backed securities that were considered for classification, as the issuer may not have an adequate capacity to meet its financial commitments over the projected life of the investment or the risk of default by the obligor was possible, resulting in an expectation that the Bank would not receive the full and timely repayment of principal and interest as expected.  These three securities had an amortized cost of $69,000 and fair value of $344,000 at December 31, 2017. All three securities were classified as “Substandard.” These securities were also evaluated for other-than-temporary impairment and we concluded that no other than temporary impairment charges needed to be recorded during the years ended December 31, 2017, 2016 and 2015. During the years ended December 31, 2017, 2016 and 2015, we recaptured $135,000, $142,000 and $160,000, respectively, of prior year other-than-temporary impairment charges. The recaptured amounts are reflected in the “recovery on previously impaired investment securities” line item in the Consolidated Statements of Income shown in “Part IV Exhibits and Financial Schedules.”

The following table presents the composition of our securities portfolio in dollar amount of each investment type at the dates indicated.

	At December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government Agencies	$2,013	$1,987	$-	$-	$-	$-
U.S. Treasury bonds	-	-	-	-	12,778	14,111
Municipal bonds	44,256	45,562	48,869	50,698	49,064	51,808
Mortgage-backed securities:
Collateralized mortgage obligations -private label	30	30	37	37	48	48
Collateralized mortgage obligations -government sponsored entities	28,195	27,654	29,171	28,831	38,838	38,342
Government National Mortgage Association	229	245	306	329	396	427
Federal National Mortgage Association	2,834	2,929	3,457	3,581	4,355	4,542
Federal Home Loan Mortgage Corporation	1,518	1,553	1,825	1,867	2,217	2,301
Asset-backed securities-private label	69	344	484	832	1,099	1,501
Asset-backed securities-government sponsored entities	57	60	71	76	89	97
Equity securities	22	57	22	84	22	36
Total available for sale	$79,223	$80,421	$84,242	$86,335	$108,906	$113,213

The decrease in the securities portfolio since December 31, 2015 reflects the goals and objectives of our business plan to shift the mix of our interest earning assets towards a greater percentage of loans versus securities.

At December 31, 2017, we did not have any non-U.S. Government and Government agency securities that exceeded 10.0% of our equity.

Investment Securities Portfolio, Maturities and Yields.  The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, with the exception of equity securities, at December 31, 2017.  Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities. The weighted average yield does not include the impact of a tax-equivalent adjustment for bank qualified municipals.

	More than One Year		More than Five Years		More than Ten
	through Five Years		through Ten Years		Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Government Agencies	$-	0.00%	$-	0.00%	$2,013	2.89%	$2,013	$1,987	2.89%
Municipal bonds	3,601	3.66%	23,575	3.58%	17,080	3.29%	44,256	45,562	3.47%
Mortgage-backed securities	63	3.72%	1,301	3.08%	31,442	2.38%	32,806	32,411	2.41%
Asset-backed securities	-	-	-	-	126	5.17%	126	404	5.17%
Total securities available for sale	$3,664	3.66%	$24,876	3.55%	$50,661	2.71%	$79,201	$80,364	3.02%

Sources of  Funds

Deposits.  We offer a variety of deposit accounts having a range of interest rates and terms.  We currently offer regular savings deposits (consisting of Christmas Club, passbook and statement savings accounts), money market savings and checking accounts, interest bearing and non-interest bearing checking accounts (i.e., demand deposits), health savings accounts, retirement accounts, time deposits and Interest on Lawyer Accounts (“IOLA”). In addition to accounts for individuals, we also offer commercial savings, checking and money market accounts designed for the businesses operating in our market area.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits, and competition.  Our deposits are obtained from communities surrounding our offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits.  We do not rely on brokers to obtain deposits, although we are a participant in the Certificate of Deposit Account Registry Service (“CDARS”), which is a form of brokered deposit program.  This program offers our depositors enhanced FDIC insurance coverage.  At December 31, 2017 and 2016, we had $5.5 million and $2.0 million, respectively, of brokered deposits from the CDARS program.

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, our liquidity needs, and the rates charged on other sources of funds.  We generally review our deposit mix and pricing on a weekly basis.  Our deposit pricing strategy has generally been to offer competitive rates and to be towards the top of the local market for rates on most types of deposit products. Core deposits (defined as savings deposits, money market accounts, demand deposit accounts and other interest bearing checking accounts) represented 63.4% and 61.9% of total deposits on December 31, 2017 and 2016, respectively.

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

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio:

	At December 31,
	2017		2016		2015
		Percent		Percent		Percent
		of total		of total		of total
	Amount	deposits	Amount	deposits	Amount	deposits
	(Dollars in thousands)
Deposit type:
Savings	$52,922	13.06%	$52,404	13.58%	$44,613	12.09%
Money market	99,305	24.51%	78,401	20.32%	76,231	20.64%
Interest bearing demand	49,869	12.31%	52,058	13.49%	44,512	12.06%
Non-interest bearing demand	54,618	13.48%	55,889	14.48%	45,224	12.25%
Total core deposits	256,714	63.36%	238,752	61.87%	210,580	57.04%

Time deposits with original maturities of:
Three months or less	1,092	0.27%	1,347	0.35%	1,817	0.49%
Over three months to twelve months	29,669	7.32%	29,109	7.54%	31,954	8.66%
Over twelve months to twenty-four months	25,696	6.34%	25,935	6.72%	28,835	7.81%
Over twenty-four months to thirty-six months	7,372	1.82%	7,372	1.91%	7,853	2.13%
Over thirty-six months to forty-eight months	5,078	1.25%	4,476	1.16%	3,503	0.95%
Over forty-eight months to sixty months	79,328	19.58%	78,716	20.40%	84,358	22.85%
Over sixty months	204	0.06%	186	0.05%	255	0.07%
Total time deposits	148,439	36.64%	147,141	38.13%	158,575	42.96%
Total deposits	$405,153	100.00%	$385,893	100.00%	$369,155	100.00%

At December 31, 2017 and 2016, time deposits with remaining terms to maturity of less than one year amounted to $57.5 million and $66.8 million, respectively.

The following table presents our time deposit accounts categorized by interest rates which mature during each of the years set forth below and the amounts of such time deposits by interest rate at December 31, 2017, 2016 and 2015.

	Period to maturity at December 31, 2017				At December 31,
	Less than One	More than One Year to	More than Two Years to	More than Three
	Year	Two Years	Three Years	Years	2017	2016	2015
	(Dollars in thousands)
Interest Rate Range
0.49% and below	$28,086	$1,612	$-	$-	$29,698	$36,389	$42,810
0.50% to 0.99%	8,395	4,785	1,206	-	14,386	19,515	26,020
1.00% to 1.99%	20,903	12,877	28,793	38,090	100,663	89,065	84,977
2.00% to 2.99%	114	171	2,401	1,006	3,692	2,172	4,768
Total	$57,498	$19,445	$32,400	$39,096	$148,439	$147,141	$158,575

At December 31, 2017, we had $67.5 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$4,550
Over three months through six months	3,351
Over six months to twelve months	13,381
Over twelve months	46,235
Total	$67,517

Additional information regarding our deposits is included in Note 7 in the Notes to our Consolidated Financial Statements beginning on page F-1. Also, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information on sources of funds.

Short-term Borrowings.  Historically, our borrowings have consisted of a mix of short-term and long-term Federal Home Loan Bank of New York (“FHLBNY”) advances. We did not have any short-term borrowings on our statement of financial condition as of December 31, 2017 and 2016.

Additional information regarding our borrowings is included in Note 8 in the Notes to our Consolidated Financial Statements beginning on page F-1.

Subsidiary Activities

Lake Shore Savings is the only subsidiary of Lake Shore Bancorp.    Lake Shore Savings has no subsidiaries.

Personnel

As of December 31, 2017, we had 108 full-time employees and 6 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Supervision and Regulation

General

Lake Shore Savings Bank, a federally chartered savings bank, is subject to regulation, examination and supervision by the OCC, while Lake Shore Bancorp, Inc. and Lake Shore, MHC, which are federally chartered savings and loan holding companies,  are subject to regulation, examination and supervision by the Federal Reserve Board.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market interest rates.  Lake Shore Savings also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Lake Shore Savings also is regulated, to a lesser extent, by the FDIC with respect to insurance of deposit accounts and the Federal Reserve Board, with respect to reserves to be maintained against deposits and other matters.  Lake Shore Savings’ relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Lake Shore Savings’ mortgage documents.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies.  New regulations being enacted to implement the Dodd-Frank Act and any future change in laws or regulations, whether enacted by Congress or implemented by the FDIC, the OCC, or the Federal Reserve Board, could have a material adverse impact on Lake Shore, MHC, Lake Shore Bancorp and Lake Shore Savings and their operations.

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

Dodd-Frank Act

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve Board.  The CFPB assumes responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary regulator rather than the CFPB.

The Dodd-Frank Act, among other things:

•	directed changes in the way that institutions are assessed for deposit insurance;
•	mandated the imposition of consolidated capital requirements on savings and loan holding companies;
•	required originators of securitized loans to retain a percentage of the risk for sold loans;
•	regulated rate-setting for certain debit card interchange fees;
•	repealed restrictions on the payment of interest on commercial demand deposits; and
•	contained a number of reforms related to mortgage originations.

The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so called “Golden Parachute” payments. In addition, the CFPB has finalized a rule implementing the “Ability to Repay” requirements of the Dodd-Frank Act.  The regulations generally require creditors to make a reasonable, good faith determination as to a borrower’s ability to repay most residential mortgage loans. The rule also sets standards for mortgage servicing, loan originator compensation, and requirements for high-cost mortgages, appraisal and escrow standards.  The final rule establishes a safe harbor for certain “Qualified Mortgages,” which contain certain features deemed less risky and omit certain other characteristics considered to enhance risk.  The Ability to Repay final rules were effective January 1, 2014. On October 3, 2015, the new TILA-RESPA Integrated Disclosure (“TRID”) rules for mortgage closings took effect for new loan applications. In 2017, the CFPB amended the TRID rule with an effective day of October 1, 2018.

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

Capital Requirements.  Federal regulations require a federal savings bank to meet certain minimum capital standards.  In July 2013, the federal banking agencies issued a final rule that revised the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and with certain provisions of the Dodd-Frank Act, which became effective on January 1, 2015.

 The revised rule established a new minimum common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets, a uniform minimum leverage ratio of 4%, increased the minimum Tier 1 capital to risk-weighted assets ratio from 4% to 6% of risk-weighted assets and maintained the total capital ratio of at least 8% of risk-weighted assets.  Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 ratio of 6.5%, a Tier 1 ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%. The final rule requires unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Lake Shore Savings Bank has exercised this one-time opt-out and therefore excluded unrealized gains and losses on certain “available-for-sale” securities holdings for purposes of calculating regulatory capital.  Additional restraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests.

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

 The final rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  For 2018, the capital conservation buffer will be 1.875% of risk-weighted assets.

At December 31, 2017, Lake Shore Savings’ capital exceeded all applicable minimal capital requirements.

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2017, Lake Shore Savings Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test.  As a federal savings bank, Lake Shore Savings is subject to a qualified thrift lender, or “QTL,” requirement by meeting one of two tests:  The Home Owners’ Loan Act (“HOLA”) QTL test or the Internal Revenue Service (“IRS”) Domestic Building and Loan Association (“DBLA”) test.  The federal savings bank may use either test to qualify and may switch from one test to the other.

Under the HOLA QTL test, Lake Shore Savings must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period.  “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

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

Under the IRS DBLA test, the Bank must meet the business operations test and the 60% of assets test.  The business operations test requires that the federal savings bank’s  business consists primarily of acquiring the savings of the public (75% of its deposits, withdrawable shares, and other obligations must be held by the general public) and investing in loans (more than 75% of its gross income consists of interest on loans and government obligations and various other specified types of operating income that federal savings bank’s ordinarily earn).  For the 60% of assets test, the Bank must maintain at least 60% of its total in “qualified investments” as of the close of the taxable year or, at the option of the federal savings bank, may be computed on the basis of the average assets outstanding during the taxable year.

A savings bank that fails the QTL test must either convert to a commercial bank charter or operate under specified restrictions.  The Dodd-Frank Act makes noncompliance with the QTL Test potentially subject to agency enforcement action for violation of law.  At December 31, 2017, Lake Shore Savings Bank opted to utilize the HOLA QTL test and satisfied the requirements of this test for the entire 12-month period.

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

At December 31, 2017, Lake Shore Savings is in compliance with Regulation O.

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

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames.  “Undercapitalized” institutions are subject to certain restrictions, such as on capital distributions and growth.  The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank.  Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status.  This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters. The OCC has the authority to require payment and collect payment under the guarantee.  The failure of a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2017, Lake Shore Savings met the criteria for being considered “well-capitalized.”

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

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories.  Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years.  In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings banks to 1.5 basis points to 40 basis points.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO began to mature in 2017 and will continue to mature through 2019.  For the year ended December 31, 2017, Lake Shore Savings paid $22,000 related to the FICO bonds. For the quarter ended December 31, 2017, the annualized FICO assessment was equal to 0.54 of a basis point of total assets less tangible capital.

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

Federal Home Loan Bank System.  Lake Shore Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, Lake Shore Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2017, Lake Shore Savings was in compliance with this requirement.

Federal Reserve System.  The Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2017, the Bank was in compliance with these reserve requirements.

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

Capital.  Historically, savings and loan holding companies have not been subject to regulatory capital requirements.  The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for all depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  On January 29, 2015, the Federal Reserve Board revised its Small Bank Holding Company Policy Statement (“Policy Statement”) as directed by federal legislation to generally raise the total consolidated asset limit for the exemption from holding company capital requirements from $500 million to $1 billion, and expand the scope of the Policy Statement to include savings and loan holding companies (SLHCs).  In conjunction with these revisions, the Federal Reserve Board proposed changes to regulatory reports effective in 2015 to lessen the reporting burden on smaller institutions.  As a result of these revisions, the MHC will be exempt from the regulatory capital requirements until consolidated assets exceed $1 billion.

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

Waivers of Dividends by Lake Shore, MHC.  The Dodd-Frank Act requires federally-chartered mutual holding companies to give the Federal Reserve Board notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like Lake Shore, MHC, the Federal Reserve Board “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009.  Lake Shore, MHC qualifies as a grandfathered mutual holding company.  The Dodd-Frank Act further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.  The Federal Reserve Board has issued an interim final rule that also requires, as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  Lake Shore, MHC solicited its members (depositors of Lake Shore Savings Bank) to vote on the proposal to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.40 per share to be declared by the Company for the four quarters ending September 30, 2018.  On February 7, 2018, the members approved the waiver of dividends. The Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Board for their non-objection. As of March 9, 2018, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 7, 2019. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.  For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of Lake Shore Savings to make capital distributions to Lake Shore Bancorp and the waiver of dividends by Lake Shore, MHC.”

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

Item 1A.  Risk Factors.

In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

Risks Related To Our Business

Our loan portfolio includes loans with a higher risk of loss.  We originate commercial real estate loans, commercial business loans, consumer loans, and residential real estate loans (including home equity loans) primarily within our market area.  Our business strategy is to increase our commercial real estate and commercial business loan portfolios. Commercial real estate, commercial business, and consumer loans, which comprised in the aggregate 50.0% of our total loan portfolio at December 31, 2017, has increased from 43.1% of our total loan portfolio at December 31, 2016. These types of loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.  These loans also have greater credit risk than residential real estate for the following reasons:

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

Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance for loan losses.  We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses.  If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. The Bank’s increased focus on commercial loan originations has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provision for loan losses.  If we were to further increase the amount of commercial loans in our portfolio, we may decide to make increased provisions for loan losses.  In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, which may have a material adverse effect on our financial condition and results of operations.

Low demand for real estate loans may lower our profitability.    Making loans secured by real estate, including one- to four-family and commercial real estate, is our primary business and primary source of revenue.  If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans.  Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates.  We experienced commercial loan growth during 2015 through 2017, especially in the Erie County market area, which had a positive impact on net interest income.  If rates begin to rise, loan demand may slow down, and deposit expenses may increase, which could lower our profitability.

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

In response to improving economic conditions, the Federal Reserve Board has slowly increased its federal funds target rate from a range of 0.00%-0.25% that was in effect for several years to the current range of 1.25%-1.50% as of December 31, 2017.  It is projected that the Federal Reserve Board may increase the federal funds target rate three times during 2018, or an additional  increase of 75 basis points.  While we believe that modest interest rate increases will not significantly hurt our interest rate spread over the long term due to sufficient liquidity levels and the presence of adjustable-rate mortgage loans in our loan portfolio, interest rate increases may initially reduce our interest rate spread until such time as our loans and investments reprice to higher levels.

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

We are subject to certain risks with respect to liquidity. “Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers.  Our primary source of liquidity is our core deposit base, which is raised through our retail branch network.  Core deposits - consisting of savings and money market accounts, time deposits less than $250,000 and demand deposits - comprised approximately 94.5% of total deposits at December 31, 2017.  Additional available unused sources of liquidity include borrowings from the FHLB, access to brokered deposits and lines of credit with correspondent banks.  Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $63.4 million at December 31, 2017.

An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity.  Our most important source of funds consists of our customer deposits.  Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff.  If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the banking industry in general.  Factors that could detrimentally impact our access to liquidity sources include disruptions in the financial markets or negative views and expectations about the prospects for the banking industry.

Any decline in available funding could adversely impact our ability to continue to implement our strategic plan, including originate loans, invest in securities, meet our expenses, pay dividends to our shareholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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

Our information systems may experience an interruption or breach in security.   We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer accounts, general ledger, deposit, loan and other systems. There have been increasing efforts to breach data security at financial institutions through cyber-attacks. Recently, there have been several instances involving financial services and consumer-based companies reporting the unauthorized disclosure of customer information or the destruction or theft of corporate data. We may be unable to proactively address these types of security breaches or to implement adequate preventative measures because the techniques used to cause these breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas throughout the world. While we have policies and procedures designed to prevent, limit or mitigate the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be adequately addressed.  We periodically review our security protocols and, as necessary, add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing.  Additionally, we outsource our data processing to third parties. If the third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations. Furthermore, breaches of such third party’s technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own. Fraud attacks targeting customer-controlled devices, plastic payment card terminals, and merchant data collection points provide another source of potential loss, again through no fault of our own. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

We regularly assess and test our systems, including back-up systems, but the risks are substantially escalating.  As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remains a priority.   The Company has developed a disaster recovery plan, which includes plans to maintain or resume operations in the event of an emergency, such as a power outage or natural disaster, and contingency plans in the event that operations or systems cannot be resumed or restored.  The disaster recovery plan is periodically reviewed and updated, and components of the disaster recovery plan are periodically tested and validated.  The Company also reviews and evaluates the disaster recovery programs of vendors which provide certain third-party systems that the Company considers critical.  The Company has obtained insurance protection intended to cover losses due to network security breaches; there is no guarantee, however, that such insurance would cover all costs associated with any breach, damage or failure of our computer systems and network infrastructure.

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

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.  Our risk management framework is designed to minimize risk and loss to the Company. We seek to identify, measure, monitor, report and control our exposure to risk, including credit, interest rate, liquidity, price, operations, compliance, strategic, and reputation risks.  We additionally segregate and assess information technology and human resource risks due to their complexity and over-arching risk profiles.   While we use a diverse set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

Public shareholders do not exercise voting control over us. A majority of our voting stock is owned by Lake Shore, MHC.  Lake Shore, MHC is controlled by its Board of Directors, which consist of those persons who are members of the Board of Directors of Lake Shore Bancorp and Lake Shore Savings.  Lake Shore, MHC will determine the outcome of the election of the Board of Directors of Lake Shore Bancorp, and, as a general matter, controls the outcome of all matters presented to the shareholders of Lake Shore Bancorp for resolution by vote, except for matters that require a vote greater than Lake Shore, MHC’s ownership interest.  Consequently, Lake Shore, MHC, acting through its Board of Directors, is able to control the business and operations of Lake Shore Bancorp and may be able to prevent any challenge to the ownership or control of Lake Shore Bancorp by shareholders other than Lake Shore, MHC.  There is no assurance that Lake Shore, MHC will not take actions that the public shareholders believe are against their interests.

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

Risks Related To Recent Developments And The Banking Industry Generally

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations. Lake Shore Savings, Lake Shore Bancorp and Lake Shore, MHC are subject to extensive regulation, supervision and examination by the OCC and the Federal Reserve Board.  Such regulation and supervision governs the activities in which an institution and its holding companies may engage and are intended primarily for the protection of federal deposit insurance funds and the depositors and borrowers of Lake Shore Savings, rather than for our stockholders.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.  Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms.  These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations, and our interpretation of those changes.

The Dodd-Frank Act has significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies have been given significant discretion in drafting the implementing rules and regulations.  The Dodd-Frank Act created the Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets.  Banks with $10 billion or less in assets continue to be examined for compliance with consumer laws by their primary bank regulators.  The Dodd-Frank Act also weakened the federal preemption rules that have been applicable for national banks and federal savings banks, and gives state attorneys general the ability to enforce federal consumer protection laws.

Compliance with the Dodd-Frank Act and its implementing regulations and policies has resulted in changes to our business and operations, as well as additional costs, and has diverted management’s time from other business activities, which adversely affects our financial condition and results of operations.

Our ability to pay dividends is subject to the ability of Lake Shore Savings to make capital distributions to Lake Shore Bancorp and the waiver of dividends by Lake Shore, MHC. The value of Lake Shore Bancorp’s common stock is significantly affected by our ability to pay dividends to our public shareholders.  Our long-term ability to pay dividends to our shareholders is based primarily upon the ability of the Bank to make capital distributions to Lake Shore Bancorp, and also the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends. Under OCC safe harbor regulations, the Bank may distribute capital to Lake Shore Bancorp in an amount not exceeding net income for the current calendar period and the prior two calendar years.  Our ability to pay dividends and the amount of such dividends is also affected by the ability of Lake Shore, MHC, our mutual holding company and majority shareholder of Lake Shore Bancorp, to waive the receipt of dividends declared by Lake Shore Bancorp. Lake Shore, MHC waived its right to receive most of its dividends on its shares of Lake Shore Bancorp since its inception in 2006, with the exception of four dividends declared since 2006. The ability to waive dividends meant that Lake Shore Bancorp had more cash resources to pay dividends to its public shareholders than if Lake Shore, MHC accepted such dividends.  Lake Shore, MHC is now required to obtain a waiver from the Federal Reserve Board allowing it to waive its right to dividends.

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

Lake Shore, MHC solicited its members (the depositors of Lake Shore Savings Bank) to vote on the proposal to waive dividends and on February 7, 2018, the members approved the waiver of dividends. The Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Board for its non-objection. As of March 9, 2018, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 7, 2019. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.

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

The final rule included new minimum risk-based capital and leverage ratios, which became effective for Lake Shore Savings on January 1, 2015 and refined the definition of what constitutes “capital” for purposes of calculating these ratios.  The  new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. For 2018, the capital conservation buffer will be 1.875% of risk-weighted assets.  An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for Lake Shore Savings could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

 Our local economy may affect our future growth possibilities.  Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our current market area, which is primarily located in Western New York, in particular within Erie and Chautauqua counties.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations.    If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected. A weak economy could lead to a deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business.   Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.

Competition in our primary market area may reduce our ability to attract and retain deposits and originate loans.  We operate in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans.  Our most direct competition for savings deposits has come from credit unions, commercial banks, savings banks and online banks.  Particularly in times of extremely low or extremely high interest rates, we have faced additional significant competition for depositors from brokerage firms and other firms’ short-term money market securities and corporate and government securities.  Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, online retail mortgage lenders and other financial service companies.  Competition for loan originations and deposits may limit our future growth and earnings prospects.  Some of the institutions with which we compete have substantially greater resources than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability will depend upon our continued ability to compete successfully in our market areas.

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

Our stock price may be volatile due to limited trading volume. Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in Lake Shore Bancorp’s common stock has been relatively small, averaging less than 1,000 shares per day during 2017. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

We may be adversely affected by recent changes in U.S. tax laws and regulations.  Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Included in this legislation is a reduction of the Company’s corporate income tax rate from 34% to 21% for tax years beginning after December 31, 2017. In addition, other changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) a  limitation on interest deductions for home equity loans not used for home improvement, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.  These recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Item 1B.  Unresolved Staff Comments.

                None.

Item 2.  Properties.

We conduct our business through our corporate headquarters, administrative offices, and eleven branch offices.  At December 31, 2017 the net book value of our buildings and premises was $8.4 million and the net book value of the computer equipment and other furniture and fixtures, and equipment at our offices totaled $1.0 million. For more information, see Note 6 and Note 9 in the Notes to our Consolidated Financial Statements.

	Leased or	Original
Location	Owned	Date Acquired

Corporate Headquarters
31 East Fourth Street
Dunkirk, NY 14048	Owned	2003
Branch Offices:
Chautauqua County branches
128 East Fourth Street
Dunkirk, NY 14048	Owned/Leased(1)	1926
30 East Main Street
Fredonia, NY 14063	Owned	1996
1 Green Avenue, WE
Jamestown, NY 14701	Owned/Leased(2)	1996
115 East Fourth Street
Jamestown, NY 14701	Owned	1997
106 East Main Street
Westfield, NY 14787	Owned/Leased(3)	1998
Erie County branches
5751 Transit Road
East Amherst, NY 14051	Owned	2003
3111 Union Road
Orchard Park, NY 14127	Owned(4)	2003
59 Main Street
Hamburg, NY 14075	Leased(5)	2005
3438 Delaware Avenue
Kenmore, NY 14217	Owned	2008
570 Dick Road
Depew, NY 14043	Leased(6)	2009
4950 Main Street
Snyder, NY 14226	Owned	2012
Administrative Offices:
125 East Fourth Street
Dunkirk, NY 14048	Owned	1995
123 East Fourth Street
Dunkirk, NY 14048	Owned	2001
415 Washington Avenue
Dunkirk, NY 14048	Owned	2010

(1) The building is owned.  Additional parking lot is leased.  The lease expires in 2019.
(2) The building is owned.  The land is leased. The lease expires in 2020.
(3) The building is owned. Additional parking lot is leased. The lease expires in 2018, but has an automatic one-year renewal option.
(4) This building was purchased in 2017 when lease expired.  An addition to the building was also constructed during 2017.

(5) The lease expires in 2028.

(6) The lease expires in 2019, but has an option for a five-year renewal at expiration.

Item 3. Legal Proceedings.

At December 31, 2017, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

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

	Sales Price		Dividend Information
Period	High	Low	Amount Per Share	Date of Payment

2016
First quarter	$13.60	$13.00	$0.07	March 10, 2016
Second quarter	15.10	12.97	0.07	May 20, 2016
Third quarter	13.60	13.00	0.07	August 22, 2016
Fourth quarter	16.59	13.36	0.07	November 21, 2016

2017
First quarter	$16.15	$15.17	$0.08	March 13, 2017
Second quarter	15.90	15.41	0.08	May 24, 2017
Third quarter	16.00	15.64	0.08	August 24, 2017
Fourth quarter	17.40	15.80	0.08	November 20, 2017

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

As of March 22,  2018, there were 772 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) of Lake Shore Bancorp, Inc. common stock.

The Company did not purchase any of its equity shares during the three months ended December 31, 2017 and has 67,401 shares that may yet be purchased under the existing stock repurchase plan that was approved by our Board of Directors on December 11, 2015.

Item 6.  Selected Financial Data.

Our selected consolidated financial and other data is set forth below, which is derived in part from, and should be read in conjunction with, our audited consolidated financial statements and notes thereto as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015, beginning on page F-1 of this Form 10-K. Our selected consolidated financial and other data as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 are from audited consolidated financial statements and notes not included in this Form 10-K.

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected financial condition data:
Total assets	$518,977	$489,174	$473,385	$487,471	$482,167
Loans, net	365,063	326,365	297,101	284,853	277,345
Securities available for sale	80,421	86,335	113,213	138,202	157,964
Federal Home Loan Bank stock	1,631	1,340	1,454	1,375	1,560
Total cash and cash equivalents	40,913	45,479	34,227	35,811	17,202
Total deposits	405,153	385,893	369,155	386,939	388,235
Short-term borrowings	-	-	-	-	11,650
Long-term debt	26,950	18,950	21,150	18,950	7,850
Total stockholders' equity	78,375	76,030	73,876	71,630	65,271
Allowance for loan losses	3,283	2,882	1,985	1,921	1,813
Non-performing loans	3,833	5,866	4,668	4,729	4,606
Non-performing assets	4,268	6,278	5,380	5,130	5,187

	For the year ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Selected operating data:
Interest income	$19,408	$17,518	$17,587	$17,879	$18,614
Interest expense	2,630	2,294	2,757	3,348	3,556
Net interest income	16,778	15,224	14,830	14,531	15,058
Provision for loan losses	510	1,125	400	222	105
Net interest income after provision for loan losses	16,268	14,099	14,430	14,309	14,953
Total non-interest income	2,655	4,070	2,707	2,235	2,092
Total non-interest expense	14,360	13,879	13,083	12,819	12,334
Income before income taxes	4,563	4,290	4,054	3,725	4,711
Income taxes	1,185	775	716	567	968
Net income	$3,378	$3,515	$3,338	$3,158	$3,743
Basic earnings per common share	$0.55	$0.58	$0.57	$0.55	$0.66
Diluted earnings per common share	$0.55	$0.58	$0.56	$0.55	$0.65
Dividends declared per share	$0.32	$0.28	$0.28	$0.28	$0.28

	At or for the year ended December 31,
	2017	2016	2015	2014	2013
Selected financial ratios and other data
Performance ratios:
Return on average assets	0.67%	0.74%	0.70%	0.65%	0.77%
Return on average equity	4.34%	4.58%	4.57%	4.58%	5.64%
Dividend payout ratio(1)	58.18%	48.28%	50.00%	50.91%	43.08%
Interest rate spread(2)	3.45%	3.29%	3.18%	3.06%	3.19%
Net interest margin(3)	3.61%	3.44%	3.34%	3.21%	3.34%
Efficiency ratio(4)	73.89%	71.93%	74.60%	76.46%	71.92%
Non-interest expense to average total assets	2.86%	2.91%	2.73%	2.63%	2.55%
Average interest-earning assets to average interest-bearing liabilities	128.07%	129.18%	125.03%	120.93%	119.39%
Book value per share(5)	$12.85	$12.49	$12.31	$11.96	$11.03

Capital ratios:
Common Equity Tier 1 capital to risk-weighted assets(6)(7)	20.82%	22.23%	24.21%	n/a	n/a
Total risk-based capital to risk-weighted assets(6)	21.75%	23.15%	24.93%	25.71%	25.08%
Tier 1 risk-based capital to risk-weighted assets(6)	20.82%	22.23%	24.21%	24.95%	24.36%
Tangible capital to tangible assets(6)	14.40%	14.73%	14.31%	13.16%	12.75%
Tier 1 leverage (core) capital to adjustable tangible assets(6)	14.40%	14.73%	14.31%	13.16%	12.75%
Equity to total assets	15.10%	15.54%	15.61%	14.69%	13.54%

Asset quality ratios:
Non-performing loans as a percent of total net loans	1.05%	1.80%	1.57%	1.66%	1.66%
Non-performing assets as a percent of total assets	0.82%	1.28%	1.14%	1.05%	1.08%
Allowance for loan losses as a percent of total net loans	0.90%	0.88%	0.67%	0.67%	0.65%
Allowance for loan losses as a percent of non-performing loans	85.65%	49.13%	42.52%	40.62%	39.36%

Other data:
Number of full service offices	11	11	11	11	11
Number of full-time equivalent employees	111	106	109	108	109

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

General Overview of the Company’s Activities and Risks

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

A significant form of market risk for the Company is interest rate risk, as the Company’s assets and liabilities are sensitive to changes in interest rates.  Interest rate risk is the exposure of our net interest income to adverse movements in interest rates. Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and borrowings) is our primary source of revenue and is affected by changes in interest rates as well as fluctuations in the level and duration of our assets and liabilities. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers and debt issuers to repay loans and debt securities, the volume of loan repayments and refinancings, the flow and mix of deposits and the fair value of available for sale securities. In recent years, the Company has adjusted its strategies to manage interest rate risk by originating a greater volume of shorter-term, adjustable rate commercial real estate and commercial business loans and increasing its concentration of core deposits, which are less interest rate sensitive.

Credit risk is the risk to our earnings and stockholders’ equity that results from customers, to whom loans have been made, and from issuers of debt securities in which the Company has invested, failing to repay their obligations. The magnitude of risk depends on the capacity and willingness of borrowers and debt issuers to repay and the sufficiency of the value of collateral obtained to secure the loans made or investments purchased. This risk is managed by policies approved by the Company’s Board of Directors, review of compliance with the policies and periodic reporting and evaluation of loans or securities that are non-performing or demonstrate other characteristics of potential loss.

Both national and regional economic conditions may have a significant impact on the financial results of our banking operations.  On a national level, due to improvements in the labor market and moderate economic expansion, the Federal Reserve has increased the Federal Funds rate by 100 basis points to 1.25%-1.50% during the 18 months ended December 31, 2017.  The Federal Reserve has indicated that it will continue to assess both realized and expected economic conditions towards its dual mandates of maximum employment and a 2% inflation rate prior to future rate increases.  At the December 2017 meeting, the Federal Reserve indicated that economic conditions will evolve, in a manner that will warrant gradual increases in the federal funds rate; and that the federal funds rate is likely to remain, for some time, below levels that are expected to prevail longer term. It is projected that the Federal Reserve Board may increase the federal funds target rate three times during 2018, resulting in a potential additional increase of 75 basis points.  However, the Federal Reserve did indicate that the actual path of the federal funds rate will depend on the economic outlook based on data received.  As a result, there is continued uncertainty about the timing of future rate increases.

Beginning in October 2017, the Federal Reserve began to gradually reduce its securities holdings by decreasing its reinvestment of the principal payments it receives.  Such payments will be reinvested only to the extent that they exceed gradually rising caps on its maturing Treasury, agency debt and mortgage-backed securities.  This action is expected to begin to reverse the downward pressure on long-term rates.  However, uncertainty remains because the timing of future rate hikes and the pace of the Federal Reserve’s balance sheet normalization can be modified upon review of economic conditions.  We will continue to closely monitor the impact of the national and regional economy on our net interest margin, results of operations and critical risk areas, including interest rate risk and credit risk.

Management Strategy

Our Reputation.  Our primary management strategy has been to retain our perceived image as one of the most respected and recognized community banks in Western New York with over 126 years of service to our community.  Our management strives to accomplish this goal by continuing to emphasize our high quality customer service and financial strength.

Branding and Marketing.    We currently operate eleven full-service branch offices throughout Western New York, where our branch personnel initiate and develop both consumer and commercial customer relationships in and around the surrounding market areas.  Together with our online and mobile customer conveniences, we have the opportunity to provide individuals access to their banking needs, when, where, and however they want.  As a true local bank, we pride ourselves on offering competitive products delivered with the individualized service our customers have come to expect.   Our team members live and work right here in our communities, and can fully understand the specific challenges and opportunities our customers face daily, offering a real consultative approach for our customers.  We continue to identify strategic opportunities that allow us to take advantage of the recent disruption in our market area as a result of consolidations in the banking industry.  Staying true to our “Putting People First” mission continues to uniquely position us as a bank of choice in Western New York for over 125 years, with no plans of changing that.

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

Lending. Our strategy is to grow our loan portfolio with emphasis on the origination of short-term adjustable rate commercial real estate, commercial business and home equity loans, while maintaining strong underwriting and asset quality. Historically, our lending portfolio has consisted predominantly of residential one- to four-family mortgage loans. At December 31, 2017 and 2016, we held $144.6 million and $150.0 million of residential one- to four-family mortgage loans (including loans to finance the construction of one- to four-family homes), respectively, which constituted 39.6% and 46.0% of our total loan portfolio, at such respective dates. In the past, we have sold low-yield long-term conforming fixed rate one- to four-family residential loans that we originated on the secondary market, as part of our interest rate risk strategy and asset/liability management, and may do so in the future, if it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential mortgage loans.

Due to the interest rate risk inherent in holding long-term, fixed rate one- to four-family real estate loans in our portfolio in a potential rising interest rate environment, we have been strategically focused on increasing the originations of commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. We have also focused on commercial business lending to small businesses, including business installment loans, lines of credit and other commercial loans. These types of commercial loans are generally made at higher interest rates and for shorter terms than one- to four-family real estate loans, which reduces the Bank’s interest rate risk. At December 31, 2017 and 2016, our commercial real estate loan portfolio (including loans to finance the construction of commercial real estate) consisted of loans totaling $153.6 million and $119.0 million, respectively, or 42.0% and 36.5%, respectively, of total loans. At December 31, 2017 and 2016, our commercial business loan portfolio consisted of loans totaling $27.6 million and $20.4 million, respectively, or 7.6% and 6.3%, respectively, of total loans. Other loan products offered to our customers include home equity lines of credit, construction loans and consumer loans, including automobile loans, overdraft lines of credit and share loans. At December 31, 2017 and 2016, our home equity loan portfolio consisted of loans totaling $38.1 million and $35.5 million, respectively, or 10.4% and 10.9%, of total loans, respectively.

Asset Quality. We remain committed to maintaining prudent underwriting standards and aggressively monitoring our loan portfolio to maintain asset quality. We introduce loan products only when we are confident that our staff has the necessary expertise to originate and administer such loans, and that sound underwriting and collection procedures are in place. Our goal is to continue to improve our asset quality through prudent underwriting standards and the diligence of our loan collection personnel. At December 31, 2017, our ratio of non-performing loans to total net loans was 1.05% and our ratio of allowance for loan losses to total net loans was 0.90% as compared to 1.80% and 0.88%, respectively, at December 31, 2016.

Investment Portfolio.  Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines.  We employ a third party financial advisor to assist us in managing our investment portfolio and developing balance sheet strategies.

At December 31, 2017 and 2016, we had $80.4 million and $86.3 million, respectively, invested in securities available for sale, the majority of which are agency collateralized mortgage obligation securities (“CMOs”), agency mortgage-backed securities and municipal securities. At December 31, 2017, we had a net $1.2 million unrealized gain on the investment portfolio.

Asset Liability Management. Our business consists primarily of originating one- to four-family residential real estate loans and commercial real estate loans secured by property in our market area and investing in residential mortgage backed securities, CMOs and municipal securities. One- to four-family residential real estate loans generally involve a lower degree of credit risk and carry a lower yield than commercial real estate and commercial business loans. The average maturity of residential real estate loans is longer than that for commercial loans. Our loans are primarily funded by core deposits (i.e. checking, savings and money market accounts) and time deposits (which typically mature within 2 years on average). As a result, we are exposed to interest rate risk, as our interest-bearing liabilities will mature or re-price more quickly than our interest-earning assets in a rising rate environment. A key part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates.  The Asset and Liability Committee of the Board of Directors is responsible for evaluating the interest rate risk inherent in our balance sheet, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives and for managing this risk consistent with the guidelines approved by the Board of Directors.  Senior management monitors the level of interest rate risk and the Asset and Liability Committee meets at least quarterly to review the interest rate risk position.

We maintain substantial liquid resources to help mitigate interest rate risk. Although we plan to continue to originate one- to four-family residential mortgage loans going forward, we have been and intend to continue to increase our focus on the origination of commercial real estate loans and commercial business loans, which generally have adjustable rates, higher returns and shorter durations than one- to four-family residential real estate loans. As part of our asset liability strategy, we review the duration of assets on our balance sheet, and if necessary, we may sell loans or securities to help manage our interest rate risk.

Our strategy also involves managing interest expense. In recent years, we have decreased the amount of fixed rate time deposits and have concentrated on building lower-cost core deposits. We offer competitive rates on a variety of deposit products to meet the needs of our customers and to meet asset-liability goals. We also consider borrowed funds or derivatives, to supplement our deposit portfolio, as needed.

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

Allowance for loan losses. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance for loan losses required for probable credit losses and the material effect that such judgments can have on the results of operations.  Management’s monthly evaluation of the adequacy of the allowance considers our historical loan loss experience, review of specific loans, current economic conditions, and such other factors considered appropriate to estimate loan losses.  Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions, or economic conditions.  Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in our local market areas, concentrations of risk and decline in local property values. The Company’s determination as to the amount of its allowance for loan losses is subject to review by its bank regulators, which can require the establishment of additional loss allowances. Refer to Note 5 of the Notes to Consolidated Financial Statements for more information on the allowance for loan losses.

Investment Valuations. In management’s opinion, the accounting policy relating to the valuation of investments is a critical accounting policy.  We use a third party vendor to provide independent pricing of the securities in our investment portfolio, with the exception of three securities which are not actively traded.  The third party vendor utilizes public quotations, third party dealer quotes and pricing models.  For the three securities that are not actively trading, the Company utilizes discounted cash flow models to determine fair value pricing.  Thus, the determination of fair value pricing on investments may require significant judgment or estimation, particularly when liquid markets do not exist for the item being valued.  The use of different assumptions for these valuations could produce significantly different results which may have material positive or negative effects on the results of our operations.  Refer to Note 13 of the Notes to Consolidated Financial Statements for more information on fair value.

Impairment of Investments. Management also considers the accounting policy relating to the impairment of investments to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the consolidated results of income.  The credit portion of a decline in the fair market value of investments below cost deemed to be other-than-temporary (“OTTI”) may be charged to earnings resulting in the establishment of a new cost basis for an asset.  Management continually reviews the current value of its investments for evidence of OTTI.  Refer to Note 3 of the Notes to Consolidated Financial Statements for more information on OTTI.

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

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2017			December 31, 2016			December 31, 2015
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$31,632	$270	0.85%	$31,810	$114	0.36%	$23,375	$22	0.09%
Securities(1)	80,536	2,448	3.04%	98,613	2,901	2.94%	129,043	3,813	2.95%
Loans	352,309	16,690	4.74%	312,359	14,503	4.64%	292,240	13,752	4.71%
Total interest-earning assets	464,477	19,408	4.18%	442,782	17,518	3.96%	444,658	17,587	3.96%
Other assets	37,527			34,366			33,903
Total assets	$502,004			$477,148			$478,561

Interest-bearing liabilities
Demand & NOW accounts	$50,543	$63	0.12%	$45,584	$37	0.08%	$44,631	$39	0.09%
Money market accounts	86,517	283	0.33%	77,649	153	0.20%	75,879	167	0.22%
Savings accounts	53,874	31	0.06%	48,402	28	0.06%	44,340	30	0.07%
Time deposits	147,764	1,703	1.15%	150,889	1,612	1.07%	170,411	2,044	1.20%
Borrowed funds	23,093	468	2.03%	19,269	373	1.94%	19,349	391	2.02%
Other interest-bearing liabilities	876	82	9.36%	962	91	9.46%	1,043	86	8.25%
Total interest-bearing liabilities	362,667	2,630	0.73%	342,755	2,294	0.67%	355,653	2,757	0.78%
Other non-interest bearing liabilities	61,521			57,714			49,914
Stockholders' equity	77,816			76,679			72,994
Total liabilities & stockholders' equity	$502,004			$477,148			$478,561
Net interest income		$16,778			$15,224			$14,830
Interest rate spread			3.45%			3.29%			3.18%
Net interest margin			3.61%			3.44%			3.34%

(1)

The tax equivalent adjustment for bank qualified municipal securities results in rates of 4.09%, 3.88% and 3.76% for the years ended December 31, 2017, 2016 and 2015, respectively based on an assumed tax rate of 34.0%.

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

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Compared to			Compared to
	Year Ended December 31, 2016			Year Ended December 31, 2015
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$157	$(1)	$156	$82	$10	$92
Securities	94	(547)	(453)	(17)	(895)	(912)
Loans, including fees	300	1,887	2,187	(185)	936	751
Total interest-earning assets	551	1,339	1,890	(120)	51	(69)
Interest-bearing liabilities:
Demand & NOW accounts	22	4	26	(3)	1	(2)
Money market accounts	111	19	130	(18)	4	(14)
Savings accounts	-	3	3	(5)	3	(2)
Time deposits	125	(34)	91	(211)	(221)	(432)
Total deposits	258	(8)	250	(237)	(213)	(450)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	17	69	86	(4)	(9)	(13)
Total interest-bearing liabilities	275	61	336	(241)	(222)	(463)
Total change in net interest income	$276	$1,278	$1,554	$121	$273	$394

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

Total assets at December 31, 2017 were $519.0 million, an increase of $29.8 million, or 6.1%, from $489.2 million at December 31, 2016.  The increase in total assets was primarily due to a $38.7 million increase in loans receivable, net, partially offset by a $5.9 million decrease in securities available for sale and a $4.6 million decrease in cash and cash equivalents.

Cash and cash equivalents decreased by $4.6 million, or 10.0%, from $45.5 million at December 31, 2016 to $40.9 million at December 31, 2017.  The decrease was primarily due to a $40.3 million net cash outflow relating to net loan originations and principal collections during 2017 partially offset by a $19.3 million increase in deposits, a net $5.3 million cash inflow from the receipt of principal paydowns and sales proceeds in the investment portfolio, and a net $8.0 million increase in long-term debt.

Securities available for sale decreased by $5.9 million, or 6.9%, to $80.4 million at December 31, 2017 compared to $86.3 million at December 31, 2016.  The decrease was primarily due to the receipt of $12.0 million in principal paydowns and $6.5 million in proceeds from the sale of investments, partially offset by $13.2 million of new securities purchased during 2017. The Company sold securities during 2017 for liquidity purposes, to fund new originations of adjustable rate loans and to be in a better position to take advantage of future increases in market interest rates.

Net loans receivable increased during the year ended December 31, 2017 as shown in the table below:

	At December 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$144,565	$149,333	$(4,768)	(3.2)%
Home equity	38,078	35,534	2,544	7.2%
Commercial	122,747	107,243	15,504	14.5%
Construction	30,851	12,361	18,490	149.6%
Total real estate loans	336,241	304,471	31,770	10.4%
Other Loans:
Commercial	27,612	20,447	7,165	35.0%
Consumer	1,355	1,313	42	3.2%
Total gross loans	365,208	326,231	38,977	11.9%
Allowance for loan losses	(3,283)	(2,882)	(401)	13.9%
Net deferred loan costs	3,138	3,016	122	4.0%
Loans receivable, net	$365,063	$326,365	$38,698	11.9%

The increase in net loans receivable was primarily due to increases in commercial real estate loans, construction loans, commercial business loans and home equity loans, partially offset by a decrease in residential, one- to four-family real estate loans. As fixed rate one- to four-family residential real estate loans present additional interest rate risk to our loan portfolio as a result of the longer duration of these types of assets, we remained strategically focused in 2017 on originating shorter duration, adjustable rate commercial real estate and commercial business loans to diversify our asset mix, to reduce interest rate risk, to take advantage of the opportunities available to serve small businesses in our market area, and to increase our net interest margin.

The table below shows changes in deposit balances by type of deposit account between December 31, 2017 and December 31, 2016:

	At December 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Demand deposits and NOW accounts:
Non-interest bearing	$54,618	$55,889	$(1,271)	(2.3)%
Interest bearing	49,869	52,058	(2,189)	(4.2)%
Money market	99,305	78,401	20,904	26.7%
Savings	52,922	52,404	518	1.0%
Time deposits	148,439	147,141	1,298	0.9%
Total deposits	$405,153	$385,893	$19,260	5.0%

            The increase in total deposits was primarily due to growth in money market accounts and time deposits, partially offset by a decrease in non-interest and interest bearing checking accounts during 2017. The growth in net core deposits was the result of the Company’s continued strategic focus on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expenses.

Our borrowings, consisting of advances from the FHLBNY, increased by $8.0 million, or 42.2%, from $19.0 million at December 31, 2016 to $27.0 million at December 31, 2017.  The additional borrowings were incurred during the second quarter of 2017 to allow the Bank to take advantage of low fixed-rates in order to fund loan growth.

Total stockholders’ equity increased by $2.3 million, or 3.1%, from $76.0 million at December 31, 2016 to $78.4 million at December 31, 2017.  The increase in stockholders’ equity was primarily due to net income of $3.4 million partially offset by $743,000 in cash dividends paid and $591,000 in accumulated other comprehensive losses during 2017.

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

General.    Net income was $3.4 million for the year ended December 31, 2017, or $0.55 per diluted share, a decrease of $137,000, or 3.9%, compared to net income of $3.5 million, or $0.58 per diluted share, for the year ended December 31, 2016.  Net income for the year ended December 31, 2017 reflected a $1.4 million decrease in non-interest income, a $481,000 increase in non-interest expense and a $410,000 increase in income tax expense, which was partially offset by a $1.6 million increase in net interest income and a $615,000 decrease in the provision for loan losses, when compared to the year ended December 31, 2016. The decrease in non-interest income for the year ended December 31, 2017 was primarily due to a $1.6 million pre-tax realized gain on the sale of securities during the year ended December 31, 2016 as compared to a $244,000 pre-tax realized gain on the sale of securities during the year ended December 31, 2017.  The increase in income tax expense during the year ended December 31, 2017 was partially due to the recognition of a $262,000 net tax expense as a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Act enacted in December 2017.  The reduction in the corporate income tax rate required revaluation of net deferred tax assets at the time of enactment.  The remaining increase in income tax expense is attributed to an increase in pre-tax income for the year ending December 31, 2017.

Net Interest Income.  Net interest income increased by $1.6 million, or 10.2%, to $16.8 million for the year ended December 31, 2017 compared to $15.2 million for the year ended December 31, 2016.  Interest income and interest expense both increased for the year ended December 31, 2017 when compared to the year ended December 31, 2016. Interest rate spread and net interest margin were 3.45% and 3.61%, respectively, for the year ended December 31, 2017 compared to 3.29% and 3.44%, respectively, for the year ended December 31, 2016. The increase in the interest rate spread and net interest margin for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to a 22 basis point increase in the average interest rate received on interest-earning assets partially offset by a 6 basis points increase in the average interest rate paid on interest-bearing liabilities.

Interest Income.    Interest income increased by $1.9 million, or 10.8%, to $19.4 million for the year ended December 31, 2017 compared to $17.5 million for the year ended December 31, 2016 primarily due to an increase in loan interest income. Loan interest income increased by $2.2 million, or 15.1%, to $16.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a $39.9 million, or 12.8%, increase in the average balance of loans from $312.4 million for the year ended December 31, 2016 to $352.3 million for the year ended December 31, 2017. The increase in the average balance of loans was primarily due to an increase in the average balance of commercial real estate, home equity and commercial business loans, partially offset by a decrease in the average balance of one- to four-family residential loans. The increase in loan interest income was also due to the receipt of $202,000 of interest income on one non-performing commercial real estate loan which paid off during the year ended December 31, 2017. The payoff of this non-performing commercial loan was the primary factor for the increase in the average yield on the loan portfolio, which increased from 4.64% for the year ended December 31, 2016 to 4.74% for the year ended December 31, 2017. The average yield on the loan portfolio would have been 4.68% for the year ended December 31, 2017 if the $202,000 of interest income received on the non-performing loan payoff was excluded.

Investment interest income decreased $453,000, or 15.6%, to $2.4  million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a decrease in the average balance of the investment portfolio from $98.6 million for the year ended December 31, 2016 to $80.5 million for the year ended December 31, 2017. The decrease in the average balance of the investment portfolio was primarily due to the Company’s strategy to reinvest sale proceeds and paydowns received on the securities portfolio into loan originations, primarily commercial loans. The purpose of this strategy was to shorten the duration of interest earning assets in order to be in a better position to take advantage of future increases in market interest rates as well as to manage interest rate risk. The average yield on the investment portfolio increased 10 basis points from 2.94% for the year ended December 31, 2016 to 3.04% for the year ended December 31, 2017 primarily due to paydowns and sales of lower yielding securities.

Other interest income increased by $156,000, or 136.8%, to $270,000 for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a 49 basis points increase in the average yield on the interest earning deposits and federal funds sold portfolio. The average yield increased from 0.36% for the year ended December 31, 2016 to 0.85% for the year ended December 31, 2017. The increase in average yield was primarily due to a 75 basis points increase in the fed funds rate since December 31, 2016. The average balance of the interest-earning deposits and federal funds sold portfolio decreased by $178,000, or 0.6%, from $31.8 million for the year ended December 31, 2016 to $31.6 million for the year ended December 31, 2017.

Interest Expense.  Interest expense was $2.6 million, an increase of $336,000, or 14.6%, for the year ended December 31, 2017, when compared to the year ended December 31, 2016.  Interest paid on deposits increased by $250,000, or 13.7%, to $2.1 million for the year ended December 31, 2017 when compared to the year ended December 31, 2016. Interest expense was impacted by a four, 13 and eight basis points increase, respectively, in the average interest rates paid on demand deposit, money market and time deposit accounts, as well as a $19.3 million increase in average core deposits since the year ended December 31, 2016, partially offset by a $3.1 million decrease in average time deposits during the year ended December 31, 2017 as a result of the Company’s continued strategic focus on growing low-cost core deposits. The average balance of deposits for the year ended December 31, 2017 was $338.7 million with an average rate of 0.61% compared to the average balance of deposits of $322.5 million and an average rate of 0.57% for the year ended December 31, 2016. The interest expense related to advances from the FHLBNY increased $95,000, or 25.5%, to $468,000 for the year ended December 31, 2017 when compared to the year ended December 31, 2016 as a result of increases in the average balance and average rate of FHLBNY advances. The average balance of advances from the FHLBNY for the year ended December 31, 2017 was $23.1 million with an average rate of 2.03% compared to an average balance of FHLBNY advances of $19.3 million and an average rate of 1.94% for the year ended December 31, 2016. The increase in the average balance was due to additional borrowings that allowed the Bank to take advantage of the low fixed-rates in order to fund loan growth.

Provision for Loan Losses.    A $510,000 provision to the allowance for loan losses was recorded during the year ended December 31, 2017, which was a $615,000, or 54.7%, decrease as compared to the provision recorded during the year ended December 31, 2016. The decrease in provision expense was primarily due to a decrease in provision set aside for impaired loans during 2017, as well as an improvement in the non-performing loan ratios during the year ended December 31, 2017.

The $510,000 provision recorded during the year ended December 31, 2017 consisted of the following:

•

$217,000 provision on commercial business loans, primarily due to a $7.2 million, or 35.0%, increase in the commercial business loan portfolio since December 31, 2016, to reflect inherent losses on new loan originations.  The provision was also due to a $865,000 increase in criticized and classified loans in this portfolio since December 31, 2016;

•

$197,000 general allowance on performing construction loans, primarily due to an $18.5 million, or 149.6%, increase in the construction loan portfolio since December 31, 2016, to reflect inherent losses within the portfolio;

•	$65,000 credit provision for commercial real estate loans, which included a:
o

$390,000 decrease in reserves for impaired commercial real estate loans, primarily due to an increase in the estimated value of collateral for one impaired commercial real estate loan, as a result of an increase in the occupancy rate;   and

o	$176,000 credit provision for changes in the related environmental factors used to qualitatively assess inherent loan losses on commercial real estate loans; partially offset by a:
o

$211,000 provision to reflect inherent risk associated with growth in commercial real estate loan originations. The commercial real estate loan portfolio increased by $15.5 million, or 14.5%, since December 31, 2016;

o	$215,000 provision for the downgrade of certain performing commercial loan relationships; and a
o	$75,000 charge-off on one foreclosed loan during the year ended December 31, 2017;
•

$118,000 provision for one-to four-family, home equity and consumer loans to reflect an increase in the historical average net charge-offs for these loan types over the last five years and for net charge-offs recorded during the year ended December 31, 2017; and

•

$43,000 unallocated provision for loan losses, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the year ended December 31, 2016, the Company recorded a $1.1 million provision to the allowance for loan losses.  The provision consisted of the following:

•	$600,000 provision for commercial real estate loans consisting of:
o	$390,000 for a specific reserve set aside for the impairment of one commercial real estate loan during the fourth quarter of 2016; and
o

$311,000 for a general allowance being set aside on performing loans, resulting from the substantial growth in this portfolio during 2016.  The commercial real estate loan portfolio increased by 27.7% during the year ended December 31, 2016; which was partially offset by a

o	$101,000 credit attributed to a $2.0 million reduction in classified commercial real estate loans when compared to the year ended December 31, 2015;
•	$232,000 provision on performing construction and commercial business loans, primarily due to a 59.3% increase in these types of loans, to reflect inherent losses within the portfolio;
•	$74,000 provision to reflect net charge-offs recorded on commercial business loans during the year ended December 31, 2016;
•	$153,000 provision for one-to four-family, home equity and consumer loans to reflect net charge-offs;
•

$80,000 net provision related to changes in qualitative factors on one-to four-family, home equity and consumer loans to reflect an increase in historical losses and changes in related environmental factors used to qualitatively assess inherent loan losses; and

•	$14,000 unallocated credit to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 5 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-interest Income.    Non-interest income decreased by $1.4 million, or 34.8%, from $4.1 million for the year ended December 31, 2016 to $2.7 million for the year ended December 31, 2017.  The decrease was primarily due to a $1.6 million pre-tax realized gain on the sale of securities during the year ended December 31, 2016 as compared to a $244,000 pre-tax realized gain on the sale of securities during the year ended December 31, 2017.  The decrease was also due to a $107,000, or 88.4%, decrease in gains on sales of loans during the year ended December 31, 2017 as a result of a fourth quarter 2016 strategic decision to generally retain, rather than sell, all residential loans that we originate due to the stabilization of the Bank’s interest rate risk levels.  These decreases were partially offset by an increase in earnings on bank owned life insurance which increased $77,000, or 27.4%, primarily due to the purchase of an additional $2.5 million in bank owned life insurance in the fourth quarter of 2016.

Non-interest Expenses.  Non-interest expenses increased by $481,000, or 3.5%, from $13.9 million for the year ended December 31, 2016 to $14.4 million for the year ended December 31, 2017.  Salaries and employee benefits increased by $380,000, or 5.2%, primarily due to annual salary increases and grants of stock awards, partially offset by lower health insurance costs and supplemental retirement benefit plan expenses.  Data processing costs increased by $138,000, or 12.3%, primarily due to implementation of internet and mobile technology associated with expanded product features and growth in deposit and loan accounts.  Other expenses increased $91,000, or 7.4%, primarily due to an increase in donations, expenses related to loan originations and collection and foreclosure expenses.  Advertising expenses increased $60,000, or 11.2%, primarily due to additional marketing campaigns during 2017. The increase in non-interest expense for the year ended December 31, 2017 as compared to the prior year was partially offset by a $127,000, or 12.7%, decrease in professional services for the year ended December 31, 2017 as compared to 2016, due to lower consulting and legal costs. FDIC insurance assessments decreased $49,000, or 24.7%, for the year ended December 31, 2017 as compared to 2016 due to changes during the fourth quarter of 2016 in how the FDIC assesses insurance costs which is more favorable to smaller community banks.

Income Taxes Expense.    Income tax expense increased by $410,000, or 52.9%, from $775,000 for the year ended December 31, 2016 to $1.2 million for the year ended December 31, 2017. The increase in income tax expense during the year ended December 31, 2017 was primarily due to the recognition of a $262,000 net income tax expense for the revaluation of net deferred tax assets due to the reduction in the U.S. corporate tax rate enacted under the Tax Act.  The Tax Act lowered the corporate tax rate from 34% to 21% for the Company’s tax years beginning after December 31, 2017. The Tax Act was enacted during the fourth quarter of 2017 and generally accepted accounting principles require that the impact of the provisions in the Tax Act be accounted for in the period of enactment. As such, the Company was required to revalue its net deferred tax asset as of December 31, 2017, to reflect the reduction in the corporate tax rate. The increase in income tax expense was also due to higher pre-tax income during the year ended December 31, 2017 when compared to the year ended December 31, 2016. Without the impact of the net deferred tax asset revaluation, the effective tax rate would have increased to 20.2% for the year ended December 31, 2017 as compared to an effective tax rate of 18.1% for the year ended December 31, 2016. This increase would have been primarily a result of a decrease in the mix of tax-exempt income derived from our municipal bond portfolio related to the pre-tax income for 2017.

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

Non-interest Expenses.  Non-interest expenses increased $796,000, or 6.1%, from $13.1 million for the year ended December 31, 2015 to $13.9 million for the year ended December 31, 2016. Salary and benefits expense increased $369,000, or 5.4%, for the year ended December 31, 2016 compared to the year ended

December 31, 2015, due to annual salary increases, incentive awards, adjustments to supplemental retirement benefit plans and grants of stock awards, partially offset by lower unemployment and health insurance costs. Advertising costs increased by $174,000, or 48.1%, to $536,000 for the year ended December 31, 2016, primarily due to our 125th anniversary promotions and production of new marketing pieces to take advantage of recent market disruption.  Other expenses increased $191,000, or 18.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to $9,000 in net gains recorded on the sale of REO properties in 2016, while $122,000 in net gains were recorded on the sale of REO properties in 2015, as well as due to an increase in expenses of $72,000 on foreclosed properties and collection efforts during 2016. Data processing expenses increased $98,000, or 9.6%, for the year ended December 31, 2016 primarily due to implementation of new technology and growth in deposit and loan accounts. Professional services increased by $58,000, or 6.2%, for the year ended December 31, 2016 as compared to 2015, due to increased consulting costs and legal expenses during 2016. Occupancy and equipment expenses increased $30,000, or 1.3%. The increase in non-interest expense was partially offset by a $90,000, or 31.3% decrease in FDIC Insurance assessments for the year ended December 31, 2016 as compared to 2015, due to changes in how the FDIC assesses insurance costs which is more favorable to smaller community banks. Postage and supplies decreased $34,000, or 11.7%, for the year ended December 31, 2016 as compared to 2015.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures.  Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, interest earning deposits at other financial institutions and funds provided from operations.  We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of December 31, 2017,  the maximum amount that we can borrow from the FHLBNY was $105.9 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans.  At December 31, 2017, we had outstanding advances under this agreement of $27.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.3 million and a fair value of $11.7 million as of December 31, 2017. There were no balances outstanding with the Federal Reserve Bank at December 31, 2017. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of December 31, 2017.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the year ended December 31, 2017, we originated loans of approximately $119.0 million as compared to approximately $92.0 million of loans originated during the year ended December 31, 2016. Loan originations exceeded principal repayments and other deductions in 2017 by $40.3 million. The loan originations were funded through principal payments received on loans and securities, proceeds from the sale of securities, customer deposits, borrowings, and cash reserves.  Purchases of investment securities totaled $13.2 million for the year ended December 31, 2017.  We did not purchase any investment securities during the year ended December 31, 2016.

At December 31, 2017, we had loan commitments to borrowers of approximately $16.4 million and overdraft lines of protection, unused home equity lines of credit, and unused commercial lines of credit of approximately $41.4 million. Total deposits were $405.2 million at December 31, 2017, as compared to $385.9 million at December 31, 2016.  The increase in total deposits was primarily due to growth in money market deposits during the year ended December 31, 2017.  The Company’s strategic focus is on growing low-cost core deposits among its retail and commercial customers in an effort to manage interest expense. Time deposit accounts scheduled to mature within one year were $57.5 million at December 31, 2017.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  The marginal cost of new funding, however, whether from deposits or borrowings from the FHLBNY, will be carefully considered as we monitor our liquidity needs.  Therefore, in order to minimize our cost of funds, we may consider additional borrowings from the FHLBNY in the future.

We do not anticipate any material capital expenditures in 2018. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than loan commitments as described in Note 16 in the Notes to our Consolidated Financial Statements and the borrowing agreements noted above.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 16 in the Notes to our Consolidated Financial Statements for a summary of commitments outstanding as of December 31, 2017.

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

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2017.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on that assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2017 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2017 fiscal year end.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2017 fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2017 fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2017 fiscal year end.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2017 fiscal year end.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

15(a)(1)  Financial Statements.  The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Financial Condition as of December 31, 2017 and 2016
•	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
•	Notes to Consolidated Financial Statements

15(a)(2)  Financial Statement Schedules.  Schedules are omitted because they are not required or the information is provided elsewhere in the Consolidated Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3)  Exhibits.  The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Charter of Lake Shore Bancorp, Inc.[1]
3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[2]
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.[3]
4.2	Form of Restricted Stock Award Notice[4]
4.3	Form of Stock Option Certificate[4]
10.1	Amended and Restated Employment Agreement between Daniel P. Reininga and Lake Shore Savings Bank and Lake Shore Bancorp, Inc.[5]
10.2	Change in Control Agreement between Jeffery M. Werdein and Lake Shore Savings Bank and Lake Shore Bancorp, Inc.[6]
10.3	Amended and Restated Change of Control Agreement between Rachel A. Foley and Lake Shore Bancorp, Inc.[7]
10.4	Amended and Restated Severance Pay Plan of Lake Shore Savings Bank[8]
10.5	2015 Executives Supplemental Benefit Plan I9
10.6	Amended and Restated 2015 Executives Supplemental Benefit Plan II10
10.7	2015 Directors Supplemental Benefit Plan I11
10.8	Amended and Restated 2015 Directors Supplemental Benefit Plan II12
10.9	Lake Shore Bancorp, Inc. 2006 Stock Option Plan[13]
10.10	Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan[13]
10.11	Amended and Restated 2017 Supplemental Executive Retirement Plan for Daniel P. Reininga[14]
10.12	2015 Executives Supplemental Benefit Plan II amended and restated joinder agreement for Rachel A. Foley[1][5]
10.13	2015 Executives Supplemental Benefit Plan II joinder agreement for Jeffery M. Werdein[1][6]
10.14	Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan[17]
21.1	Subsidiaries of Lake Shore Bancorp, Inc.*
23.1	Consent of Baker Tilly Virchow Krause, LLP*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

_____________________

*Filed herewith.

[1]	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).
[2]	Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on May 18, 2017.
[3]

Incorporated herein by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 8, 2006 (Registration No. 333-129439).

[4]	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 3, 2007 (Registration No. 333-141829).

[5]	Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on January 27, 2017.
[6]	Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on January 29, 2018.
[7]	Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed with the Securities and Exchange Commission on January 29, 2018.
[8]	Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on November 16, 2007.
[9]	Incorporated herein by reference to Exhibit 10.5 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.
[10]	Incorporated herein by reference to Exhibits 10.6 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.
[11]	Incorporated herein by reference to Exhibit 10.7 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.
[12]	Incorporated herein by reference to Exhibit 10.8 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.
[13]	Incorporated herein by reference to the Proxy Statement for our October 24, 2006 special meeting of shareholders filed with the Securities and Exchange Commission on September 7, 2006.
[14]	Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed with the Securities and Exchange Commission on January 27, 2017.
[15]	Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2016.
[16]	Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2016.
[17]	Incorporated herein by reference to Appendix A to the Proxy Statement for our May 23, 2012 annual meeting of shareholders filed with the Securities and Exchange Commission on April 11, 2012.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2018.

Lake Shore Bancorp, Inc.
By:/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer Date: March 28, 2018

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Susan C. Ballard Susan C. Ballard	Director	March 28, 2018
/s/ Tracy S. Bennett Tracy S. Bennett	Director	March 28, 2018
/s/ Sharon E. Brautigam Sharon E. Brautigam	Director	March 28, 2018
/s/ David C. Mancuso David C. Mancuso	Director	March 28, 2018
/s/ Jack L. Mehltretter Jack L. Mehltretter	Director	March 28, 2018
/s/ Daniel P. Reininga Daniel P. Reininga	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2018
/s/ Kevin M. Sanvidge Kevin M. Sanvidge	Director	March 28, 2018
/s/ Gary W. Winger Gary W. Winger	Chairman of the Board	March 28, 2018
/s/ Nancy L. Yocum Nancy L. Yocum	Vice Chairperson of the Board	March 28, 2018
/s/ Rachel A. Foley Rachel A. Foley	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 28, 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Lake Shore Bancorp, Inc:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Lake Shore Bancorp, Inc. and subsidiary (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania

We have served as the Company's auditor since 2005.

March 28, 2018

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2017	2016
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,709	$8,089
Interest earning deposits	6,570	6,889
Federal funds sold	26,634	30,501
Cash and Cash Equivalents	40,913	45,479
Securities available for sale	80,421	86,335
Federal Home Loan Bank stock, at cost	1,631	1,340
Loans receivable, net of allowance for loan losses 2017 $3,283; 2016 $2,882	365,063	326,365
Premises and equipment, net	9,373	8,747
Accrued interest receivable	1,801	1,600
Bank owned life insurance	18,077	17,719
Other assets	1,698	1,589
Total Assets	$518,977	$489,174
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$350,535	$330,004
Non-interest bearing	54,618	55,889
Total Deposits	405,153	385,893
Long-term debt	26,950	18,950
Advances from borrowers for taxes and insurance	3,000	3,183
Other liabilities	5,499	5,118
Total Liabilities	$440,602	$413,144
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,827,741 shares issued and 6,098,323 shares outstanding at December 31, 2017 and 6,827,236 shares issued and 6,088,674 shares outstanding at December 31, 2016	$68	$68
Additional paid-in capital	30,719	30,532
Treasury stock, at cost (729,418 shares at December 31, 2017 and 738,562 shares at December 31, 2016)	(7,309)	(7,300)
Unearned shares held by ESOP	(1,535)	(1,620)
Unearned shares held by compensation plans	(540)	(578)
Retained earnings	56,181	53,546
Accumulated other comprehensive income	791	1,382
Total Stockholders' Equity	78,375	76,030
Total Liabilities and Stockholders' Equity	$518,977	$489,174

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$16,690	$14,503	$13,752
Investment securities, taxable	800	1,101	1,789
Investment securities, tax-exempt	1,648	1,800	2,024
Other	270	114	22
Total Interest Income	19,408	17,518	17,587
Interest Expense
Deposits	2,080	1,830	2,280
Long-term debt	468	373	391
Other	82	91	86
Total Interest Expense	2,630	2,294	2,757
Net Interest Income	16,778	15,224	14,830
Provision for Loan Losses	510	1,125	400
Net Interest Income after Provision for Loan Losses	16,268	14,099	14,430
Non-Interest Income
Service charges and fees	1,797	1,791	1,632
Earnings on bank owned life insurance	358	281	272
Recovery on previously impaired investment securities	135	142	160
Gain on sale of securities available for sale	244	1,636	440
Net gain on sale of loans	14	121	97
Other	107	99	106
Total Non-Interest Income	2,655	4,070	2,707
Non-Interest Expenses
Salaries and employee benefits	7,627	7,247	6,878
Occupancy and equipment	2,286	2,298	2,268
Data processing	1,258	1,120	1,022
Professional services	872	999	941
Advertising	596	536	362
Postage and supplies	257	257	291
FDIC Insurance	149	198	288
Other	1,315	1,224	1,033
Total Non-Interest Expenses	14,360	13,879	13,083
Income before Income Taxes	4,563	4,290	4,054
Income Tax Expense	1,185	775	716
Net Income	$3,378	$3,515	$3,338
Basic earnings per common share	$0.55	$0.58	$0.57
Diluted earnings per common share	$0.55	$0.58	$0.56
Dividends declared per share	$0.32	$0.28	$0.28

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)

Net Income	$3,378	$3,515	$3,338

Other Comprehensive Loss, net of tax benefit:
Unrealized holding losses on securities available for sale, net of tax benefit	(341)	(287)	(281)

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(89)	(94)	(106)
Net gain on sale of securities included in net income, net of tax expense	(161)	(1,080)	(290)
Total Other Comprehensive Loss	(591)	(1,461)	(677)

Total Comprehensive Income	$2,787	$2,054	$2,661

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2017, 2016 and 2015

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2015	$67	$28,684	$(6,420)	$(1,791)	$(622)	$48,192	$3,520	$71,630
Net income	-	-	-	-	-	3,338	-	3,338
Other comprehensive loss, net of tax benefit of $757	-	-	-	-	-	-	(677)	(677)
Stock options exercised (53,488 shares)	-	615	-	-	-	-	-	615
ESOP shares earned (7,935 shares)	-	22	-	85	-	-	-	107
Stock based compensation	-	1	-	-	-	-	-	1
Compensation plan shares granted (14,886 shares)	-	-	140	-	(140)	-	-	-
Compensation plan shares earned (12,909 shares)	-	37	-	-	182	-	-	219
Purchase of treasury stock, at cost (55,000 shares)	-	-	(746)	-	-	-	-	(746)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(611)	-	(611)
Balance - December 31, 2015	$67	$29,359	$(7,026)	$(1,706)	$(580)	$50,919	$2,843	$73,876
Net income	-	-	-	-	-	3,515	-	3,515
Other comprehensive loss, net of tax benefit of $752	-	-	-	-	-	-	(1,461)	(1,461)
Stock options exercised (99,808 shares)	1	1,117	-	-	-	-	-	1,118
ESOP shares earned (7,935 shares)	-	22	-	86	-	-	-	108
Stock based compensation	-	9	-	-	-	-	-	9
Compensation plan shares granted (20,354 shares)	-	-	197	-	(197)	-	-	-
Compensation plan shares forfeited (1,704 shares)	-	-	(16)	-	16	-	-	-
Compensation plan shares earned (16,762 shares)	-	25	-	-	183	-	-	208
Purchase of treasury stock, at cost (33,200 shares)	-	-	(455)	-	-	-	-	(455)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(888)	-	(888)
Balance - December 31, 2016	$68	$30,532	$(7,300)	$(1,620)	$(578)	$53,546	$1,382	$76,030
Net income	-	-	-	-	-	3,378	-	3,378
Other comprehensive loss, net of tax benefit of $305	-	-	-	-	-	-	(591)	(591)
Stock options exercised (505 shares)	-	4	-	-	-	-	-	4
ESOP shares earned (7,935 shares)	-	41	-	85	-	-	-	126
Stock based compensation	-	44	-	-	-	-	-	44
Compensation plan shares granted (27,348 shares)	-	-	270	-	(270)	-	-	-
Compensation plan shares forfeited (1,104 shares)	-	-	(10)	-	10	-	-	-
Compensation plan shares earned (27,909 shares)	-	98	-	-	298	-	-	396
Purchase of treasury stock, at cost (17,100 shares)	-	-	(269)	-	-	-	-	(269)
Cash dividends declared ($0.32 per share)	-	-	-	-	-	(743)	-	(743)
Balance - December 31, 2017	$68	$30,719	$(7,309)	$(1,535)	$(540)	$56,181	$791	$78,375

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,378	$3,515	$3,338
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	110	180	283
Net amortization of deferred loan costs	622	569	552
Provision for loan losses	510	1,125	400
Recovery on previously impaired investment securities	(135)	(142)	(160)
Gain on sale of investment securities	(244)	(1,636)	(440)
Originations of loans held for sale	(1,069)	(5,022)	(9,450)
Proceeds from sales of loans held for sale	1,083	5,143	9,547
Gain on sale of loans	(14)	(121)	(97)
Depreciation and amortization	852	865	834
Deferred income tax expense (benefit)	219	(222)	257
Increase in bank owned life insurance, net	(358)	(281)	(272)
ESOP shares committed to be released	126	108	107
Stock based compensation expense	440	217	220
(Increase) decrease in accrued interest receivable	(201)	48	68
Decrease (increase) in other assets	62	280	(141)
Writedowns of foreclosed real estate	65	12	35
Increase (decrease) in other liabilities	381	(344)	(118)
Net Cash Provided by Operating Activities	5,827	4,294	4,963
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	6,510	14,406	9,846
Maturities, prepayments and calls	12,002	11,857	14,026
Purchases	(13,225)	-	-
Purchases of Federal Home Loan Bank Stock	(375)	(5)	(353)
Redemptions of Federal Home Loan Bank Stock	84	119	274
Loan origination and principal collections, net	(40,309)	(31,281)	(14,274)
Proceeds from sale of foreclosed real estate	331	619	849
Additions to premises and equipment	(1,480)	(468)	(459)
Purchase of bank owned life insurance	-	(2,500)	-
Net Cash (Used in) Provided by Investing Activities	(36,462)	(7,253)	9,909
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	19,260	16,738	(17,784)
Net decrease in advances from borrowers for taxes and insurance	(183)	(102)	(130)
Proceeds from issuance of long-term debt	9,700	-	10,450
Repayment of long-term debt	(1,700)	(2,200)	(8,250)
Proceeds from stock options exercised	4	1,118	615
Purchase of treasury stock	(269)	(455)	(746)
Cash dividends paid	(743)	(888)	(611)
Net Cash Provided by (Used in) Financing Activities	26,069	14,211	(16,456)
Net (Decrease) Increase in Cash and Cash Equivalents	(4,566)	11,252	(1,584)
CASH AND CASH EQUIVALENTS - BEGINNING	45,479	34,227	35,811
CASH AND CASH EQUIVALENTS - ENDING	$40,913	$45,479	$34,227

	For the Year Ended December 31, 2017
	2017	2016	2015

	(Dollars in thousands)
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,605	$2,299	$2,759
Income taxes paid	$920	$910	$580

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$554	$369	$1,178

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1 - Organization and Nature of Operations

Organizational Structure

Lake Shore Bancorp, Inc. (the “Company,” “us,” “our,” or “we”) and the parent mutual holding company, Lake Shore, MHC (the “MHC”) were formed on April 3, 2006 to serve as the stock holding companies for Lake Shore Savings Bank (the “Bank”) as part of the Bank’s conversion and reorganization from a New York State chartered mutual savings and loan association to the federal mutual holding company form of organization.

The MHC, whose activity is not included in these consolidated financial statements, held 3,636,875 shares, or 59.6% of the Company’s outstanding common stock as of December 31, 2017.

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

Regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) prohibit the waiver of dividends by the MHC unless the waiver has been approved by its members, consisting of depositors of the Bank.  The MHC held a special meeting on February 7, 2018 of its members to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.40 per share that may be declared by the Company in the twelve months subsequent to the approval of the proposal by members.  At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve for final approval of the dividend waiver. As of March 9,  2018, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 7, 2019. In prior periods, the MHC elected to waive its right to receive cash dividends upon receipt of regulatory approval prior to change in regulation. The waiving of dividends by the MHC will increase Company resources available for stock repurchases, payment of dividends to minority stockholders, and investments. As of December 31, 2017, the MHC elected to waive approximately $9.4 million on a cumulative basis. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Loans may be periodically modified in a troubled debt restructuring (“TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure, in accordance with FASB Accounting Standard Update (“ASU”) 2012-02, “Receivables (“Subtopic 310”): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2012-02”). Generally, we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of a modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or charge-off to the allowance.

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

Foreclosed real estate was $435,000 and $412,000 at December 31, 2017 and 2016, respectively, and was included as a component of other assets in the consolidated statement of financial condition.  Proceeds from the sale of foreclosed real estate for the years ended December 31, 2017, 2016 and 2015 were $331,000, $619,000, and $849,000, respectively.  This resulted in a net gain on sale of $8,000, $9,000 and $122,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and was included as a component of other non-interest expenses in the consolidated statement of income.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Total advertising expense for the years ended December 31, 2017, 2016 and 2015 was $596,000, $536,000, and $362,000, respectively.

Income Taxes

The Company files a consolidated federal income tax return.  The provision for federal and state income taxes is based on income reported on the consolidated financial statements, rather than the amounts reported on the respective income tax returns.  Deferred taxes are recorded using the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment and the effect of a change in tax rates is recognized in income at that time.  In the fourth quarter of 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law which requires the deferred tax assets and liabilities to be revalued using the 21% federal tax rate enacted for tax years beginning after December 31, 2017 from the previous valuation under the prior federal tax rate of 34%.  The effect was recorded in the fourth quarter 2017 tax provision. Refer to Note 10 for more information on the impact of the Tax Act.

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

Stock Compensation Plans

At December 31, 2017, the Company had stock-based employee and non-employee compensation plans, which are described more fully in Note 12. The Company accounts for these plans under FASB ASC Topic 718 “Compensation – Stock Compensation” (“ASC Topic 718”).  The Company accounts for the plans using a fair value-based method, which measures compensation cost at the grant date based on the fair value of the award.  Compensation is then recognized over the service period, which is usually the vesting period. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes options-pricing model.   Common shares are issued from the Company’s authorized common shares when a share option is exercised. Common shares awarded as restricted stock are expensed based on the fair market value at the grant date. The stock option plan, restricted stock plan and equity incentive plan expenses are recognized in salaries and employee benefits expense on the consolidated statement of income.

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

Restrictions on Cash and Due from Banks

The Company is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2017 and 2016 was $2,738,000 and $2,390,000, respectively.

Subsequent Events

The Company evaluated events occurring subsequent to December 31, 2017 through the date the consolidated financial statements are being issued, and other than as set forth in Note 21, did not identify any subsequent events requiring disclosure pursuant to the provisions of FASB ASC Topic 855.

New Accounting Standards

The following are new accounting standards that have been previously disclosed but not yet adopted, which includes additional information on the impact the adoption of the standard will have on the Company’s consolidated financial statements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  The objective of ASU 2014-09 is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects consideration which the entity expects to be entitled in exchange for those goods or services. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605 “Revenue Recognition”, and most industry-specific guidance throughout the industry topics of Codification.  For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. Based on management’s evaluation under the current guidance, it is estimated that substantially all of the Company’s interest income and non-interest income will not be impacted by the adoption of ASU 2014-09 because either the revenue from those contracts with customers is covered by other guidance in U.S. GAAP or the revenue recognition outcomes anticipated with the adoption of ASU 2014-09 will likely be similar to the Company’s current revenue recognition practices.  The Company evaluated certain noninterest revenue streams, including, deposit related fees, service and interchange fees, and merchant income to determine the potential impact of the guidance on the Company’s Consolidated Financial Statements. Upon adoption in the first quarter of 2018, the Company is expected to use the modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented. The Company expects additional financial statement disclosures of non-interest income revenue streams and associated internal controls to be implemented along with the adoption of this ASU. In addition, management is reviewing the Company’s business processes, systems and controls to support recognition and disclosures under the new standard. This update is not expected to have a material effect on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” (ASU 2016-13).  ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model).  Under the CECL model entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.  Further, ASU 2016-13 made certain targeted amendments to the existing impairment for available for sale (“AFS”) debt securities.  For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  ASU 2016-13 is effective for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers for fiscal periods beginning after December 15, 2019, including interim reporting periods within those periods.  An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  We are currently assessing the potential impact on our consolidated financial statements; however, due to the significant differences in the revised guidance from existing GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on financial instruments.  We are also reviewing the impact of additional disclosures required under ASU 2016-13 on our ongoing financial reporting.  Alternative methodologies are being considered, data requirements and integrity are being reviewed and enhancements to the current process are being considered.  The Company is in the early stages of evaluation and implementation of the guidance.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02).  ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income.  This issue came about from the enactment of the Tax Act on December 22, 2017 that changed the Company’s tax rate from 34% to 21%.  ASU 2018-02 allows an entity to elect a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Act.  The amount of that reclassification should include the effect of changes of tax rate on the deferred tax amount, any related valuation allowance and other income tax effects on the items in AOCI.  ASU 2018-02 requires an entity to state if an election to reclassify the tax effect to retained earnings is made along with the description of other income tax effects that are reclassified from AOCI.  ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted.  The Company is expected to adopt the provision of the ASU 2018-02 in the first quarter of 2018 and will retrospectively record a one-time reclassification of $156,000 from AOCI to retained earnings for stranded tax effects resulting from the newly enacted corporate tax rate in the first quarter 2018.

Reclassifications

Certain amounts in the 2016 and 2015 consolidated financial statements have been reclassified to conform with the 2017 presentation format. These reclassifications had no effect on net income.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Government Agencies	$2,013	$-	$(26)	$1,987
Municipal bonds	44,256	1,312	(6)	$45,562
Mortgage-backed securities:
Collateralized mortgage obligations-private label	30	-	-	30
Collateralized mortgage obligations-government sponsored entities	28,195	28	(569)	27,654
Government National Mortgage Association	229	16	-	245
Federal National Mortgage Association	2,834	95	-	2,929
Federal Home Loan Mortgage Corporation	1,518	35	-	1,553
Asset-backed securities-private label	69	276	(1)	344
Asset-backed securities-government sponsored entities	57	3	-	60
Equity securities	22	35	-	57
	$79,223	$1,800	$(602)	$80,421

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Municipal bonds	$48,869	$1,847	$(18)	$50,698
Mortgage-backed securities:
Collateralized mortgage obligations-private label	37	-	-	37
Collateralized mortgage obligations-government sponsored entities	29,170	83	(423)	28,830
Government National Mortgage Association	306	23	-	329
Federal National Mortgage Association	3,457	128	(3)	3,582
Federal Home Loan Mortgage Corporation	1,825	42	-	1,867
Asset-backed securities-private label	484	362	(14)	832
Asset-backed securities-government sponsored entities	71	5	-	76
Equity securities	22	62	-	84
	$84,241	$2,552	$(458)	$86,335

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At December 31, 2017 and 2016, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock.

At December 31, 2017, thirty-three municipal bonds with a cost of $11.3 million and fair value of $11.7 million were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing.  At December 31, 2016, thirty-four municipal bonds with a cost of $11.1 million and fair value of $11.5 million were pledged under a collateral agreement with the FRB of New York.  In addition, at December 31, 2017, twenty municipal bonds with a cost and fair value of $5.1 million and $5.3 million, respectively, were pledged as collateral for customer deposits in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2016, fourteen municipal bonds with a cost and fair value of $3.6 million and $3.7 million, respectively, were pledged as collateral for customer deposits in excess of “FDIC” insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
December 31, 2017
U.S. Government Agencies	$1,987	$(26)	$-	$-	$1,987	$(26)
Municipal bonds	491	(6)	-	-	491	(6)
Mortgage-backed securities	7,547	(57)	17,602	(512)	25,149	(569)
Asset-backed securities -private label	68	(1)	-	-	68	(1)
	$10,093	$(90)	$17,602	$(512)	$27,695	$(602)

December 31, 2016
Municipal bonds	$1,430	$(18)	$-	$-	$1,430	$(18)
Mortgage-backed securities	13,902	(197)	9,220	(229)	23,122	(426)
Asset-backed securities -private label	470	(14)	-	-	470	(14)
	$15,802	$(229)	$9,220	$(229)	$25,022	$(458)

The Company reviews investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly.

At December 31, 2017, the Company’s investment portfolio included several securities including one private label asset-backed security in the “unrealized losses less than twelve months” category. With the exception of the private label asset-backed security, the securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, the securities were issued by government sponsored enterprises and management has the intent and ability to hold these securities.  Any private label asset-backed security with unrealized losses is evaluated further for OTTI, if the probability of default is high and the Company’s analysis indicates a possible loss of principal. Management’s evaluation of the estimated discounted cash flows in comparison to the amortized book value for the private label asset-backed security in the above table did not reflect the need to record an OTTI charge against earnings as of December 31, 2017. The estimated discounted cash flows for this security did not show an additional principal loss under various prepayment and default rate scenarios. Management has the intent and ability to hold this security.

At December 31, 2017, the Company had several securities in the “unrealized losses twelve months or more” category. These securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value and management has the intent and ability to hold these securities.  Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased.

Management also completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of December 31, 2017. Management’s calculation of the estimated discounted cash flows did not show additional principal losses for these securities under various prepayment and default rate scenarios. As a result of the stress tests that were performed, management concluded that additional OTTI charges were not required as of December 31, 2017 on these securities.

The unrealized losses shown in the previous tables, were recorded as a component of other comprehensive loss, net of tax benefit on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Years Ended December 31,
	2017	2016
	(Dollars in thousands)
Beginning balance	$554	$696
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(119)	(142)
Ending balance	$435	$554

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
December 31, 2017:
After one year through five years	$3,601	$3,724
After five years through ten years	23,575	24,285
After ten years	19,093	19,540
Mortgage-backed securities	32,806	32,411
Asset-backed securities	126	404
Equity securities	22	57
	$79,223	$80,421

During the year ended December 31, 2017, the Company sold eighteen municipal bonds for total proceeds of $6.5 million resulting in realized gains of $244,000.  During the year ended December 31, 2016, the Company sold nine U.S. Treasury Bonds for total proceeds of $14.4 million resulting in realized gains of $1.6 million.   The Company sold twenty-seven municipal bonds and two mortgage-backed securities during the year ended December 31, 2015 for total proceeds of $9.8 million, resulting in realized gains of $440,000.

Note 4 - Loans Receivable

Loans receivable, net consists of the following:

	December 31,
	2017	2016
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$144,565	$149,333
Home equity	38,078	35,534
Commercial	122,747	107,243
Construction	30,851	12,361
	336,241	304,471

Commercial	27,612	20,447
Consumer	1,355	1,313
Total Loans	365,208	326,231

Allowance for loan losses	(3,283)	(2,882)
Net deferred loan costs	3,138	3,016
Loans Receivable, net	$365,063	$326,365

Residential real estate loans serviced for others by the Company totaled $21.8 million and $22.5 million at December 31, 2017 and 2016, respectively.

At December 31, 2017, there were approximately $105.9 million of one- to four-family residential real estate loans pledged as collateral for advances from the FHLB.

Most loans made by the Company are secured by borrowers' personal or business assets.  The Company considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank's capital plus reserves or 10% of total loans.  At December 31, 2017, the Company held $50.6 million in investor owned multifamily real estate loans, which equated to 65.5% of the Bank’s capital plus reserves. Although this loan category exceeded the concentration parameter, borrowers within this loan type are diversified and the properties are located in various locations throughout western New York.

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

The following tables summarize the activity in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of December 31, 2017 and December 31, 2016:

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
December 31, 2017
Allowance for Loan Losses:
Balance – January 1, 2017	$431	$114	$1,803	$150	$338	$28	$18	$2,882
Charge-offs	-	(3)	(75)	-	(20)	(41)	-	(139)
Recoveries	3	4	-	-	9	14	-	30
Provision (Credit)	77	7	(65)	197	217	34	43	510
Balance – December 31, 2017	$511	$122	$1,663	$347	$544	$35	$61	$3,283
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$511	$122	$1,663	$347	$544	$35	$61	$3,283

Gross Loans Receivable (1):
Ending balance	$144,565	$38,078	$122,747	$30,851	$27,612	$1,355	$-	$365,208
Ending balance: individually evaluated for impairment	$184	$21	$1,498	$-	$54	$-	$-	$1,757
Ending balance: collectively evaluated for impairment	$144,381	$38,057	$121,249	$30,851	$27,558	$1,355	$-	$363,451

(1)	Gross Loans Receivable does not include allowance for loan losses of $(3,283) or deferred loan costs of $3,138. F - 21

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2016
Allowance for Loan Losses:
Balance – January 1, 2016	$351	$120	$1,204	$59	$197	$22	$32	$1,985
Charge-offs	(107)	(19)	(1)	-	(76)	(54)	-	(257)
Recoveries	12	1	-	-	2	14	-	29
Provision (Credit)	175	12	600	91	215	46	(14)	1,125
Balance – December 31, 2016	$431	$114	$1,803	$150	$338	$28	$18	$2,882
Ending balance: individually evaluated for impairment	$-	$-	$390	$-	$10	$-	$-	$400
Ending balance: collectively evaluated for impairment	$431	$114	$1,413	$150	$328	$28	$18	$2,482

Gross Loans Receivable (1):
Ending Balance	$149,333	$35,534	$107,243	$12,361	$20,447	$1,313	$-	$326,231
Ending balance: individually evaluated for impairment	$190	$22	$3,162	$-	$163	$-	$-	$3,537
Ending balance: collectively evaluated for impairment	$149,143	$35,512	$104,081	$12,361	$20,284	$1,313	$-	$322,694

(1)	Gross Loans Receivable does not include allowance for loan losses of $(2,882) or deferred loan costs of $3,016.

	Real Estate Loans				Other Loans
	One- to Four-Family	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2015
Allowance for Loan Losses:
Balance – January 1, 2015	$446	$106	$1,163	$-	$184	$22	$-	$1,921
Charge-offs	(64)	(29)	(267)	-	(9)	(46)	-	(415)
Recoveries	13	8	32	-	18	8	-	79
Provision (Credit)	(44)	35	276	59	4	38	32	400
Balance – December 31, 2015	$351	$120	$1,204	$59	$197	$22	$32	$1,985

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

The following is a summary of information pertaining to impaired loans for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2017			December 31, 2017
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$184	$184	$-	$197	$15
Home equity	21	21	-	21	-
Commercial real estate	1,498	1,498	-	1,674	222
Commercial loans	54	54	-	54	-
Total impaired loans with no related allowance	1,757	1,757	-	1,946	237

With an allowance recorded:
Commercial real estate(1)	-	-	-	230	-
Commercial loans(2)	-	-	-	50	6
Total impaired loans with an allowance	-	-	-	280	6

Total of impaired loans:
Residential, one- to four-family	184	184	-	197	15
Home equity	21	21	-	21	-
Commercial real estate	1,498	1,498	-	1,904	222
Commercial loans	54	54	-	104	6
Total impaired loans	$1,757	$1,757	$-	$2,226	$243

(1) This loan was foreclosed upon during the year ended December 31, 2017 and was recorded in other assets at December 31, 2017.

(2) This loan was paid off during the year ended December 31, 2017.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2016			December 31, 2016
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$190	$190	$-	$224	$14
Home equity	22	22	-	24	1
Commercial real estate	2,148	2,148	-	2,299	29
Commercial loans	54	54	-	71	-
Total impaired loans with no related allowance	2,414	2,414	-	2,618	44

With an allowance recorded:
Commercial real estate	1,014	1,014	390	1,011	31
Commercial loans	109	109	10	135	5
Total impaired loans with an allowance	1,123	1,123	400	1,146	36

Total of impaired loans:
Residential, one- to four-family	190	190	-	224	14
Home equity	22	22	-	24	1
Commercial real estate	3,162	3,162	390	3,310	60
Commercial loans	163	163	10	206	5
Total impaired loans	$3,537	$3,537	$400	$3,764	$80

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2015			December 31, 2015
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$202	$202	$-	$207	$14
Home equity	8	8	-	9	-
Commercial real estate	1,503	1,503	-	1,931	-
Commercial loans	80	80	-	94	2
Total impaired loans with no related allowance	1,793	1,793	-	2,241	16

With an allowance recorded:
Commercial real estate	42	42	20	612	2
Total impaired loans with an allowance	42	42	20	612	2

Total of impaired loans:
Residential, one- to four-family	202	202	-	207	14
Home equity	8	8	-	9	-
Commercial real estate	1,545	1,545	20	2,543	2
Commercial loans	80	80	-	94	2
Total impaired loans	$1,835	$1,835	$20	$2,853	$18

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
December 31, 2017:
Real Estate Loans:
Residential, one- to four-family	$692	$942	$1,233	$2,867	$141,698	$144,565	$2,196
Home equity	27	59	212	298	37,780	38,078	235
Commercial	411	-	1,265	1,676	121,071	122,747	1,323
Construction	-	-	-	-	30,851	30,851	-
Other Loans:
Commercial	61	8	54	123	27,489	27,612	54
Consumer	22	2	22	46	1,309	1,355	25
Total	$1,213	$1,011	$2,786	$5,010	$360,198	$365,208	$3,833

			90 Days or
	30-59 Days	60-89 Days	More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
December 31, 2016:
Real Estate Loans:
Residential, one- to four-family	$1,192	$782	$1,038	$3,012	$146,321	$149,333	$2,165
Home equity	141	206	158	505	35,029	35,534	329
Commercial	-	-	2,977	2,977	104,266	107,243	2,977
Construction	-	-	-	-	12,361	12,361	-
Other Loans:
Commercial	-	19	56	75	20,372	20,447	205
Consumer	31	-	28	59	1,254	1,313	28
Total	$1,364	$1,007	$4,257	$6,628	$319,603	$326,231	$5,704

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the years ended December 31, 2017, 2016 and 2015 was $265,000, $366,000, and $391,000, respectively.

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

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of December 31, 2017 and December 31, 2016:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2017
Real Estate Loans:
Residential, one- to four-family	$141,751	$-	$2,814	$-	$-	$144,565
Home equity	37,611	-	467	-	-	38,078
Commercial	118,977	866	2,904	-	-	122,747
Construction	30,851	-	-	-	-	30,851
Other Loans:
Commercial	26,165	1,093	354	-	-	27,612
Consumer	1,342	-	11	-	2	1,355
Total	$356,697	$1,959	$6,550	$-	$2	$365,208

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2016
Real Estate Loans:
Residential, one- to four-family	$146,333	$-	$3,000	$-	$-	$149,333
Home equity	35,025	-	509	-	-	35,534
Commercial	102,216	1,759	3,268	-	-	107,243
Construction	12,361	-	-	-	-	12,361
Other Loans:
Commercial	19,865	297	270	15	-	20,447
Consumer	1,306	-	6	-	1	1,313
Total	$317,106	$2,056	$7,053	$15	$1	$326,231

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At December 31, 2017
Real Estate Loans:
Residential, one- to four-family	5	$184	-	$-	5	$184	-	$-
Home equity	2	21	1	19	1	2	-	-
Total	7	$205	1	$19	6	$186	-	$-

At December 31, 2016
Real Estate Loans:
Residential, one- to four-family	5	$190	-	$-	5	$190	-	$-
Home equity	2	22	1	19	1	3	-	-
Other Loans:
Commercial	1	109	1	109	-	-	-	-
Total	8	$321	2	$128	6	$193	-	$-

No additional loan commitments were outstanding to these borrowers at December 31, 2017 and 2016.

The following table details the activity in loans which were first deemed to be TDRs during the years ended December 31, 2017 and 2016:

	For the Year Ended December 31, 2017			For The Year Ended December 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in thousands)		(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$29	$29	1	$31	$31
Home equity				1	19	19
Other Loans:
Commercial	-	-	-	1	118	118
Total	1	$29	$29	3	$168	$168

The loans above were deemed to be TDRs due to the borrower’s financial difficulties or due to modifications of the terms of the debt related to the bankruptcy of the borrower, or due to changes in the originally scheduled payment terms.

Some loan modifications classified as TDRs may not ultimately result in full collection of principal and interest, as modified, which may result in potential losses. These potential losses have been factored into our overall estimate of the allowance for loan losses.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $435,000 and $412,000 at December 31, 2017 and 2016, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $965,000 and $767,000 at December 31, 2017 and December 31, 2016, respectively.

Note 6 - Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2017	2016
	(Dollars in thousands)

Land	$1,206	$1,206
Buildings and improvements	12,517	11,371
Furniture and equipment	6,158	5,942
	19,881	18,519
Accumulated depreciation	(10,508)	(9,772)
	$9,373	$8,747

Depreciation and amortization of premises and equipment amounted to $852,000, $865,000, and $834,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.  During the years ended December 31, 2017 and 2016, the Company retired assets with total accumulated depreciation of $116,000 and $92,000, respectively.

Note 7 - Deposits

Deposits consist of the following:

	December 31,
	2017		2016

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$54,618	-%	$55,889	-%
Interest bearing	49,869	0.10	52,058	0.13
Money market accounts	99,305	0.47	78,401	0.25
Savings accounts	52,922	0.06	52,404	0.06
Time deposits	148,439	1.24	147,141	1.08

	$405,153	0.59%	$385,893	0.49%

Scheduled maturities of time deposits at December 31, 2017 were as follows (dollars in thousands):

2018	$57,498
2019	19,445
2020	32,400
2021	22,825
2022	16,265
Thereafter	6
$148,439

Time deposit accounts with balances of $100,000 or more amounted to $67.5 million and $60.4 million at December 31, 2017 and 2016, respectively.  In July 2010, the FDIC permanently increased the limits for FDIC insurance from $100,000 to $250,000 per depositor. Time deposit accounts with balances in excess of $250,000 amounted to $22.2 million and $19.0 million at December 31, 2017 and 2016, respectively.

Interest expense on deposits was as follows:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)

Interest bearing checking accounts	$63	$37	$39
Money market accounts	283	153	167
Savings accounts	31	28	30
Time deposits	1,703	1,612	2,044
	$2,080	$1,830	$2,280

At December 31, 2017 and 2016, deposits of directors, executive officers and their affiliates totaled $4.1 million and $4.0 million, respectively.

Note 8 - Borrowings

At December 31, 2017 and 2016, the Company had no short-term borrowings.

At December 31, 2017, the Company had written agreements with the FHLBNY which allows it to borrow up to the maximum lending values designated by the type of collateral pledged. As of December 31, 2017 and 2016, our maximum lending value was $105.9 million and $108.4 million, respectively, and was collateralized by a pledge of certain, fixed-rate residential, one- to four-family loans. At December 31, 2017 and 2016, we had advances outstanding under this agreement of $27.0 million and $19.0 million, respectively. All of the advances outstanding at December 31, 2017 and 2016 were term borrowings at fixed rates. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.3 million and $11.1 million at December 31, 2017 and 2016, respectively. Fair value of the pledged securities was equal to $11.7 million and $11.5 million as of December 31, 2017 and 2016, respectively. There were no balances outstanding with the Federal Reserve Bank as of December 31, 2017 and 2016.

The Company has also established lines of credit with other correspondent banks, currently totaling $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million is secured by a pledge of the Company’s securities when a draw is made. The lines of credit provide for overnight borrowings through the purchase of Fed Funds, at an interest rate equal to the Fed Funds rate plus a spread. At December 31, 2017 and 2016, there were no balances outstanding on these lines of credit.

Long-term debt from the FHLBNY and related contractual maturities consisted of the following:

	Weighted Average Interest Rate		Amount Outstanding
	At December 31,		At December 31,
Maturity	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)

2017	-	1.09%	$-	$1,700
2018	1.62%	1.62%	3,800	3,800
2019	1.96%	1.97%	6,250	5,950
2020	2.09%	2.32%	6,100	2,500
2021	2.22%	2.27%	6,300	5,000
2022	2.18%	-	2,000	-
2023	2.36%	-	2,500	-
	2.06%	1.95%	$26,950	$18,950

Note 9 - Lease Obligations

The Company is committed under several long-term operating leases which provide for minimum lease payments.  Certain leases contain options for renewal.  Total rental expense under these operating leases amounted to $156,000 for the year ended December 31, 2017, $157,000 for the year ended December 31, 2016, and $144,000 for the year ended December 31, 2015.

The Company is also committed under one long-term capital lease agreement. The outstanding balance of the lease (included in other liabilities) at December 31, 2017 and 2016 was $842,000 and $877,000, respectively. The remaining term of this lease is 10.5 years. There was an additional capital lease agreement which had an outstanding balance of $45,000 at December 31, 2016 (included in other liabilities). This lease ended in 2017 and during 2017 the underlying building was purchased by the Company. Assets related to the capital leases are included in premises and equipment and consist of the cost of $1.1 million and $1.5 million less accumulated depreciation of approximately $507,000 and $800,000 at December 31, 2017 and 2016, respectively.

Minimum future lease payments for the operating and capital leases at December 31, 2017 were as follows:

	Operating	Capital
	Leases	Leases
	(Dollars in thousands)
2018	$152	$122
2019	149	126
2020	83	126
2021	4	126
2022	-	126
Thereafter	-	742
Total Minimum Lease Payments	$388	$1,368
Less: Amounts representing interest		(526)
Present value of minimum lease payments		$842

Note 10- Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act, a comprehensive tax legislation which, among other things, reduced the federal income tax rate for corporations from 34% to 21% effective on January 1, 2018.  The Tax Act makes broad and complex changes to the Internal Revenue Code which will impact the Company, including reduction of the U.S. corporate income tax rate as well as introduction of business-related exclusions, deductions and credits.  The effects of the Tax Act have been recorded in the fourth quarter of 2017 and its impact to the Company’s Consolidated Financial Statements are included and described within this footnote.

The Company’s deferred federal and state income tax and related valuation accounts represents the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP and how such assets and liabilities are recognized under federal and state tax law.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Act, the Company revalued its ending net deferred tax assets at December 31, 2017.  The Company recognized a $262,000 net tax expense in the Company’s Consolidated Statements of Income for the year ended December 31, 2017 as a result of the Tax Act, of which the expense recorded is primarily attributable to the revaluation of net deferred tax assets.

The deferred tax liability related to available for sale (“AFS”) security gains that were revalued as of December 31, 2017 as a result of the Tax Act, created “stranded tax effects” in Accumulated Other Comprehensive Income (“AOCI”).  In February 2018, FASB issued ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220)” (“ASU 2018-02”), which allows an entity to elect to reclassify from AOCI to retained earnings the stranded tax effects resulting from the Tax Act. The Company has elected not to early adopt the provisions of the ASU 2018-02.  The Company will retrospectively record a one-time reclassification of $156,000 from AOCI to retained earnings for stranded tax effects resulting from the newly enacted corporate tax rate in the first quarter 2018. The amount of the reclassification represents the difference between the 34 percent historical corporate tax rate and the newly enacted 21 percent corporate tax rate.

The provision for income tax expense consists of the following:

		Years Ended December 31,
		2017	2016	2015
		(Dollars in thousands)

Current:
Federal		$960	$989	$526
State		6	8	(67)
Total Current		966	997	459

Deferred:
Federal
	Federal - expected	(43)	(222)	63
	Federal - Deferred tax asset remeasurement(1)	262	-	-
State		-	-	194
Total Deferred		219	(222)	257

Total Income Tax Expense		$1,185	$775	$716

(1)	Represents a charge to write-down deferred tax assets due to the enactment of the Tax Act.

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income is as follows:

	Years Ended December 31,
	2017	2016	2015

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State benefit, net of federal expense	(2.2)	(0.8)	(1.9)
Tax-exempt interest income	(12.3)	(14.7)	(17.1)
Deferred tax valuation allowance	2.3	1.0	4.0
Deferred tax remeasurement due to Tax Act	5.8	-	-
Life insurance income	(2.7)	(2.2)	(2.3)
Other	1.1	0.8	1.0
Total Income Tax Expense	26.0%	18.1%	17.7%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Deferred compensation	$1,062	$1,510
Allowance for loan losses	838	1,087
Net Operating Loss ("NOL")	223	105
Alternative Minimum Tax ("AMT") credit	180	324
Impairment of equity investments	128	189
Accrued expenses	103	147
Stock options granted	5	2
Other	5	42
Total Deferred Tax Assets	2,544	3,406

Deferred tax liabilities:
Deferred loan origination costs	(801)	(1,138)
Depreciation	(296)	(502)
Unrealized gains on securities available for sale	(251)	(712)
Prepaid expenses	(92)	(141)
Total Deferred Tax Liabilities	(1,440)	(2,493)

Deferred tax valuation allowance	(502)	(396)

Net Deferred Tax Asset	$602	$517

The net deferred tax asset was recorded in other assets on the consolidated statements of financial condition at December 31, 2017 and 2016. In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2017, except for the following:

•	Valuation allowance of $128,000 on the deferred tax asset for the 2011 other than temporary impairment charge; and
•	Valuation allowance of $374,000 on state deferred tax assets.

Management believes that the Company will not generate sufficient income of the appropriate character (i.e. capital gains) to utilize any of the deferred tax asset created by the 2011 other than temporary impairment charge. Management believes that it is more likely than not that the Company will not realize its state deferred tax assets because of reform in New York State corporate tax law.  Beginning in 2015, the most significant change in the tax law allows the Company to deduct up to 50% of its net interest income received from qualifying loans. This change effectively eliminates the Company’s New York State tax on income resulting in the Company being taxed on its apportioned capital. Because of this tax reform, the Company will not generate sufficient taxable income within New York State to realize its existing state deferred tax assets and therefore, a deferred tax valuation allowance of $167,000 and $43,000 was recorded during 2017 and 2016, respectively.

The accounting for the effects of the tax rate change resulting from the Tax Act on deferred tax balances is complete and no provisional amounts were recorded for this item.

Reconciliation of income tax provision for the year ended December 31, 2017 (dollars in thousands):

Income tax expense (34% federal tax rate)	$923
Income tax expense due to net deferred tax asset remeasurement resulting from enactment of Tax Act	262
Total Income Tax Expense	$1,185

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests. The 1996 federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or bank charter. Management has no intention of taking any such actions. At December 31, 2017 and 2016, the Company’s total pre-1988 tax bad debt reserve was $2.2 million. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

ASC 740 “Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2017 and 2016. As of December 31, 2017, there has been no material change in any uncertain tax position. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The federal tax returns for the years ended December 31, 2014, 2015 and 2016 remain subject to examination by the IRS. The tax returns for the years ended December 31, 2014, 2015 and 2016 for New York State also remain subject to examination.

Note 11 - Employee and Director Benefit Plans

401K Plan

The Company maintains a 401(k) savings plan covering employees who have completed three months of service and attained age 21. Participants may make contributions to the 401(k) Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations. The plan consists of three components: 401(k), Profit Sharing and Safe Harbor. For the 401(k) component, the Company makes a matching contribution equal to 40% of the participant salary deferral, up to 6% of such employee’s compensation after one year of service. For the profit sharing component, the Company makes a discretionary contribution, up to 5.1% of an eligible employee’s salary, depending on years of service. Lastly, the Company contributes 3.4% of an eligible employee’s salary based on years of service, which is a discretionary contribution to the Safe Harbor component of the plan. The Company’s expense for all three components of the 401(k) plan for the years ended December 31, 2017, 2016 and 2015 was $434,000, $426,000, and $414,000, respectively.

1999 Supplemental Benefit Plans

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan. Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Although the plans are unfunded, the Company has purchased bank owned life insurance for the purpose of funding the liability. The cash surrender value of bank owned life insurance amounted to $7.3 million and $7.2 million at December 31, 2017 and 2016, respectively. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries. The Company had a liability under such plans of $1.2 million and $1.3 million at December 31, 2017 and 2016, respectively. This liability was recorded in other liabilities on the consolidated statement of financial condition and was calculated using an assumed discount rate of 6.17% in 2017 and 2016.

The Company’s expense for the 1999 Plans was $75,000 for the year ended December 31, 2017 and $96,000 and $105,000 for the years ended December 31, 2016 and 2015, respectively.

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

The 2001 Plans are unfunded. The Company had a liability under these plans of $2.2 million at December 31, 2017 and 2016. This liability was recorded in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2017 and 2016.

Effective June 30, 2012, the Company implemented a Supplemental Executive Benefit Plan (the “2012 Plan”) with one executive. The 2012 Plan provides that when the Executive attains age 67, the Executive will be entitled to a fixed, pre-determined annual benefit under the 2012 Plan, which will be paid in monthly installments for 15 years. The 2012 Plan was amended on May 18, 2016 to update the fixed, pre-determined annual benefit amount. The 2012 Plan provides for a reduced benefit in the event the Executive terminates his employment for a reason other than death, disability, cause or a change in control, before the Executive attains the age 67, which will be paid in monthly installments for 15 years. In the event of death, the vested benefit is payable to the beneficiary as a lump sum payment. The Company had a liability under this plan of $450,000 and $324,000 as of December 31, 2017 and 2016, respectively. This liability was recorded in the other liabilities section on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.12% in 2017 and 2016.

Under the 2001 Plans and the 2012 Plan, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. The Company purchased bank owned life insurance for the purpose of funding this liability. The cash surrender value of the bank owned life insurance for these plans amounted to $10.8 million and $10.5 million at December 31, 2017 and 2016, respectively. An additional $2.5 million of bank owned life insurance was purchased during the fourth quarter of 2016 to fund the increase in liability arising from the amendments to the 2001 and 2012 plans.

The Company’s expense for the 2001 and 2012 Plans was $338,000 for the year ended December 31, 2017 and $406,000 and $232,000 for the years ended December 31, 2016 and 2015, respectively.

Note 12 – Stock-based Compensation

As of December 31, 2017, the Company had four stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $566,000, $331,000, and $325,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

A summary of the status of the Stock Option Plan as of December 31, 2017, 2016 and 2015 is presented below:

	December 31, 2017			December 31, 2016			December 31, 2015
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	82,826	$12.95		118,087	$10.68		171,575	$10.92
Granted	-	-		64,547	14.38		-	-
Exercised	(505)	8.01		(99,808)	11.19		(53,488)	11.50
Forfeited	-	-		-	-		-	-
Outstanding at end of year	82,321	$12.98	7.4 years	82,826	$12.95	8.3 years	118,087	$10.68	1.4 years

Options exercisable at end of year	30,681	$10.61	7.4 years	18,279	$7.88	8.3 years	118,087	$10.68	1.4 years

Fair value of options granted		$-			$2.64			-

At December 31, 2017, stock options outstanding had an intrinsic value of $344,000 and there were no  remaining options available for grant under the Stock Option Plan.  The intrinsic value of stock options exercised was $4,000,  $218,000, and $97,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Compensation expense related to the Stock Option Plan amounted to $34,000 for the year ended December 31, 2017, $7,000 for the year ended December 31, 2016, and $1,000 for the year ended December 31, 2015. At December 31, 2017, $130,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of 46 months.

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

As of December 31, 2017, there were 101,906 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $89,000 for the year ended December 31, 2017, $70,000 for the year ended December 31, 2016 and $66,000 for the year ended December 31, 2015. At December 31, 2017, $196,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 46 months.

A summary of the status of unvested shares under the RRP for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	Weighted Average Grant Price (per Share)	2016	Weighted Average Grant Price (per Share)	2015	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	24,110	$12.96	21,397	$12.25	29,031	$11.88
Granted	-	-	8,087	14.38	100	13.42
Vested	(6,991)	12.73	(5,374)	12.23	(7,734)	10.89
Forfeited	-	-	-	-	-	-
Unvested shares outstanding at end of year	17,119	$13.06	24,110	$12.96	21,397	$12.25

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

The Board of Directors granted restricted stock awards under the EIP during 2017 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 8, 2017	21,675	100% on December 15, 2019, if three year performance metric is achieved	$15.90	Employees
February 8, 2017	5,673	100% on December 15, 2017	15.90	Non-employee directors

A summary of the status of unvested restricted stock awards under the EIP for the years ended December 31, 2017, 2016, and 2015 is as follows:

	2017	Weighted Average Grant Price (per Share)	2016	Weighted Average Grant Price (per Share)	2015	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	26,072	$12.77	27,769	$12.64	21,552	$12.19
Granted	27,348	15.90	20,354	13.38	14,955	13.38
Vested	(9,880)	14.31	(10,230)	12.91	(8,169)	12.74
Forfeited	(625)	13.76	(11,821)	13.37	(569)	13.84
Unvested shares outstanding at end of year	42,915	$14.40	26,072	$12.77	27,769	$12.64

As of December 31, 2017, there were 31,797 shares vested or distributed to eligible participants under the EIP. Compensation expense related to restricted stock awards under the EIP amounted to $306,000 for the year ended December 31, 2017, $144,000 for the year ended December 31, 2016, and $151,000 for the year ended December 31, 2015. During the year ended December 31, 2016, the Company reversed $91,000 of previously accrued compensation expense associated with 10,117 restricted stock awards that were awarded in 2015.  Management concluded that it was more likely than not that the performance metric associated with these stock awards could not be achieved, and that the awards would not vest in 2017.  At December 31, 2017, $374,000 of unrecognized compensation cost related to unvested awards is expected to be recognized over a period of 24 months.

A summary of the status of stock options under the EIP for the years ended December 31, 2017 and 2016 is as follows:

	December 31, 2017			December 31, 2016
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		-	$-
Granted	-	-		20,000	14.38
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of year	20,000	$14.38	8.8 years	20,000	$14.38	9.8 years

Options exercisable at end of year	3,998	$14.38		-	$-

Fair value of options granted		-			$2.64

At December 31, 2017, stock options outstanding had an intrinsic value of $55,000 and there were no remaining options available for grant under the EIP. Compensation expense related to stock options outstanding under the EIP amounted to $10,000 for the year ended December 31, 2017 and $2,000 for the year ended December 31, 2016. At December 31, 2017, $40,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 46 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of December 31, 2017, the balance of the loan to the ESOP was $1.6 million and the fair value of unallocated shares was $2.4 million. As of December 31, 2017, there were 70,353 allocated shares and 142,830 unallocated shares compared to 69,333 allocated shares and 150,765 unallocated shares at December 31, 2016 and 65,617 allocated shares and 158,699 unallocated shares at December 31, 2015. The ESOP compensation expense was $126,000 for the year ended December 31, 2017, $108,000 for the year ended December 31, 2016, and $107,000 for the year ended December 31, 2015 based on 7,935 shares earned in each of those years.

Note 13 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2017 and 2016 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and 2016 were as follows:

	Fair Value Measurements at December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
U.S. Government Agencies	$1,987	$1,987	$-	$-
Municipal bonds	45,562	-	45,562	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	30	-	30	-
Collateralized mortgage obligations-government sponsored entities	27,654	-	27,654	-
Government National Mortgage Association	245	-	245	-
Federal National Mortgage Association	2,929	-	2,929	-
Federal Home Loan Mortgage Corporation	1,553	-	1,553	-
Asset-backed securities:
Private label	344	-	-	344
Government sponsored entities	60	-	60	-
Equity securities	57	-	57	-
Total	$80,421	$1,987	$78,090	$344

	Fair Value Measurements at December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Municipal bonds	$50,698	$-	$50,698	$-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	37	-	37	-
Collateralized mortgage obligations-government sponsored entities	28,830	-	28,830	-
Government National Mortgage Association	329	-	329	-
Federal National Mortgage Association	3,582	-	3,582	-
Federal Home Loan Mortgage Corporation	1,867	-	1,867	-
Asset-backed securities:
Private label	832	-	-	832
Government sponsored entities	76	-	76	-
Equity securities	84	-	84	-
Total	$86,335	$-	$85,503	$832

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the years ended December 31, 2017 and 2016.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the years ended December 31, 2017 and 2016:

	2017	2016
	(Dollars in thousands)
Beginning Balance	$832	$1,501
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive loss	13	48
Total losses - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive loss	(86)	(103)
Sales	-	-
Principal paydowns	(415)	(614)
Transfers to (out of) Level 3	-	-
Ending Balance	$344	$832

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

The following table presents additional quantitative information about the Level 3 inputs for the asset backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of December 31, 2017 and 2016 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity
December 31, 2017
Asset-backed securities - private label	$344	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	5-12	3.0-5.0%	75.0% - 100.0%

December 31, 2016
Asset-backed securities - private label	$832	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	5 - 10	5.0%	70.0% - 100.0%

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and 2016 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At December 31, 2017
Impaired loans	$35	$-	$-	$35
Foreclosed real estate	438	-	-	438

At December 31, 2016
Impaired loans	$760	$-	$-	$760
Foreclosed real estate	241	-	-	241

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At December 31, 2017
Impaired loans	$35	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	7.00%
Foreclosed real estate	438	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-16.80%
At December 31, 2016
Impaired loans	$760	Market valuation of underlying collateral (1) and discounted cash flows (3)	Direct Disposal Costs (2)	7.00-33.00%
Foreclosed real estate	241	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%

(1)Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.

(2)The fair value basis of impaired loans and foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

(3)Fair value is generally determined using a discounted future cash flow method for non-collateral dependent loans. This method takes into account interest rates currently being offered to customers for loans with similar terms and with estimated maturity.  The estimate of maturity is based on the borrower’s contractual cash flows and may be adjusted for prepayment estimates based on current economic and lending conditions.

At December 31, 2017, impaired loans valued using Level 3 inputs had a carrying amount of $35,000 and no valuation allowances. By comparison, at December 31, 2016, impaired loans valued using Level 3 inputs had a carrying amount of $1.2 million and valuation allowances of $400,000.

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

At December 31, 2017, foreclosed real estate valued using Level 3 inputs had a carrying amount of $557,000 and valuation allowances of $119,000. By comparison at December 31, 2016, foreclosed real estate valued using Level 3 inputs had a carrying amount of $341,000 and valuation allowances of $100,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At December 31, 2017, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2017 comprised of two properties with a fair value of $399,000 and resulted in additional provision for loan losses of $75,000 and subsequent write-downs recorded in non-interest expense of $15,000. At December 31, 2016, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2016 comprised of six properties with a fair value of $217,000 and resulted in an additional provision for loan losses of $73,000 and subsequent write-downs recorded in non-interest expense of $6,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at December 31, 2017
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$40,913	$40,913	$40,913	$-	$-
Securities available for sale	80,421	80,421	1,987	78,090	344
Federal Home Loan Bank stock	1,631	1,631	-	1,631	-
Loans receivable, net	365,063	356,275	-	-	356,275
Accrued interest receivable	1,801	1,801	-	1,801	-
Financial liabilities:
Deposits	405,153	408,348	-	408,348	-
Long-term debt	26,950	26,634	-	26,634	-
Accrued interest payable	57	57	-	57	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2016
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$45,479	$45,479	$45,479	$-	$-
Securities available for sale	86,335	86,335	-	85,503	832
Federal Home Loan Bank stock	1,340	1,340	-	1,340	-
Loans receivable, net	326,365	322,031	-	-	322,031
Accrued interest receivable	1,600	1,600	-	1,600	-
Financial liabilities:
Deposits	385,893	388,855	-	388,855	-
Long-term debt	18,950	18,984	-	18,984	-
Accrued interest payable	32	32	-	32	-
Off-balance-sheet financial instruments	-	-	-	-	-

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

Note 14 - Regulatory Capital Requirements

Lake Shore Savings Bank is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

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

The OCC’s prompt corrective action standards changed effective January 1, 2015.  Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged).  As of December 31, 2017, the Bank met all of the new requirements, including the full capital conservation buffer that will be required by January 2019.

The most recent notification from the Federal banking agencies categorized the Bank as well capitalized at December 31, 2017 under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2017 and 2016 are presented in the following table:

	Actual		Minimum Ratio For Capital Adequacy Purposes		Minimum Ratio To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
At December 31, 2017
Total capital (to risk-weighted assets)	$77,220	21.75%	28,403	8.00%	35,503	10.00%	13.750%	1.250%
Tier 1 capital (to risk-weighted assets)	73,925	20.82%	21,302	6.00%	28,403	8.00%	14.822%	1.250%
CET 1 capital (to risk-weighted assets)	73,925	20.82%	15,977	4.50%	23,077	6.50%	16.322%	1.250%
Tier 1 Leverage (to adjusted total assets)	73,925	14.40%	20,537	4.00%	25,671	5.00%	10.398%	1.250%
At December 31, 2016
Total capital (to risk-weighted assets)	$73,063	23.15%	$25,248	8.00%	$31,561	10.00%	15.150%	0.625%
Tier 1 capital (to risk-weighted assets)	70,157	22.23%	18,936	6.00%	25,248	8.00%	16.230%	0.625%
CET 1 capital (to risk-weighted assets)	70,157	22.23%	14,202	4.50%	20,514	6.50%	17.730%	0.625%
Tier 1 Leverage (to adjusted total assets)	70,157	14.73%	19,046	4.00%	23,807	5.00%	10.730%	0.625%

Following is a reconciliation of Lake Shore Savings Bank’s consolidated GAAP capital to regulatory Tier 1 and CET 1 capital, as well as to Total capital at December 31, 2017 and December 31, 2016:

	December 31,
	2017	2016
	(Dollars in thousands)

GAAP (Equity) Capital:	$74,745	$71,620
Plus:
Unrealized gains on available-for-sale securities, net of tax	(791)	(1,382)
Less:
Additional tier 1 capital deductions	(29)	(81)

Tier 1 Capital and CET1 Capital	73,925	70,157

Plus:
Allowance for loan losses	3,283	2,882
Unrealized gains on available-for-sale securities includible in regulatory capital	16	28
Less:
Other investments required to be deducted	(4)	(4)

Total Regulatory Capital	$77,220	$73,063

Note 15 – Earnings per Share

Earnings per share was calculated for the years ended December 31, 2017, 2016 and 2015, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the ESOP, RRP and EIP. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2017	2016	2015
Numerator – net income	$3,378,000	$3,515,000	$3,338,000
Denominator:
Basic weighted average shares outstanding	6,110,365	6,014,973	5,893,343
Increase in weighted average shares outstanding due to:
Stock options	8,930	7,676	26,077
Diluted weighted average shares outstanding (1)	6,119,295	6,022,649	5,919,420

Earnings per share:
Basic	$0.55	$0.58	$0.57
Diluted	$0.55	$0.58	$0.56

(1)

Stock options to purchase 64,547 shares under the Stock Option Plan and 20,000 shares under the EIP at $14.38 were outstanding during 2017 and 2016, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 16 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at December 31, 2017 and 2016. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	December 31,	December 31,
	2017	2016
	(Dollars in thousands)

Commitments to grant loans	$16,426	$24,707
Unfunded commitments under lines of credit	$41,395	$35,356

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.  At December 31, 2017 and 2016, the Company’s loan commitments with fixed interest rates for the next five years totaled $7.9 million and $12.0 million, respectively.  The range of interest rates on these fixed rate commitments was 3.75% to 5.50% at December 31, 2017.

Note 17 – Parent Company Only Financial Information

The following condensed financial statements summarize the financial position and results of operations and cash flows of the parent savings and loan holding company, Lake Shore Bancorp, Inc., as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015.

Statements of Financial Condition

	December 31,
	2017	2016
	(Dollars in thousands)
Assets

Cash and due from banks	$1,887	$2,707
Securities available for sale	-	4
Investment in subsidiary	74,745	71,620
ESOP loan receivable	1,623	1,666
Other assets	122	33

Total assets	$78,377	$76,030

Liabilities and Stockholders' Equity

Other liabilities	2	-
Total stockholders' equity	78,375	76,030

Total liabilities and stockholders' equity	$78,377	$76,030

Statements of Income
	For the Years Ended
	December 31,
	2017	2016	2015
	(Dollars in thousands)

Interest Income	$140	$137	$142
Total Income	140	137	142
Non-interest Expenses	362	378	348
Loss before income taxes and equity in undistributed net income of subsidiary	(222)	(241)	(206)
Income tax benefit	(102)	(103)	(92)
Loss before undistributed net income of subsidiary	(120)	(138)	(114)
Equity in undistributed net income of subsidiary	3,498	3,653	3,452
Net Income	$3,378	$3,515	$3,338

Statements of Comprehensive Income
	For the Years Ended
	December 31,
	2017	2016	2015
	(Dollars in thousands)

Net Income	$3,378	$3,515	$3,338
Other Comprehensive Loss, net of tax:
Unrealized holding losses on securities available for sale, net of tax benefit 2017 $-; 2016 $-; 2015 $2	-	(1)	(3)
Unrealized holding losses on securities available for sale of subsidiary, net of tax benefit 2017 $176; 2016 $148; 2015 $551	(341)	(286)	(278)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income of subsidiary, net of tax expense 2017 $46; 2016 $48; 2015 $54	(89)	(94)	(106)
Net gains on sales of securities included in net income of subsidiary, net of tax expense 2017 $83; 2016 $556; 2015 $150	(161)	(1,080)	(290)
Total Other Comprehensive Loss	(591)	(1,461)	(677)
Total Comprehensive Income	$2,787	$2,054	$2,661

Statements of Cash Flows
	For the Years Ended
	December 31,
	2017	2016	2015
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$3,378	$3,515	$3,338
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP shares committed to be released	126	108	107
Stock based compensation expense	440	217	220
(Increase) decrease in other assets	(307)	206	54
Increase (decrease) in other liabilities	2	-	(22)
Equity in undistributed earnings of subsidiary	(3,498)	(3,653)	(3,452)
Net Cash Provided by Operating Activities	141	393	245
Cash Flows from Investing Activities:
Activity in available for sale securities:
Maturities, prepayments and calls	4	83	108
Payments received on ESOP loan	43	40	85
Net Cash Provided by Investing Activities	47	123	193
Cash Flows from Financing Activities:
Proceeds from stock options exercised	4	1,118	615
Purchase of treasury stock	(269)	(455)	(746)
Cash dividends paid	(743)	(888)	(611)
Net Cash Used in Financing Activities	(1,008)	(225)	(742)
Net (Decrease) Increase in Cash and Cash Equivalents	(820)	291	(304)
Cash and Cash Equivalents - Beginning	2,707	2,416	2,720
Cash and Cash Equivalents - Ending	$1,887	$2,707	$2,416

Note 18 – Quarterly Financial Data – Unaudited

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in thousands, except per share amounts)
Total interest income	$4,929	$4,947	$4,774	$4,758
Total interest expense	741	682	617	590
Net interest income	4,188	4,265	4,157	4,168
Provision for loan losses	60	75	25	350
Net interest income after provision for loan losses	4,128	4,190	4,132	3,818
Total non-interest income	601	617	807	630
Total non-interest expense	3,668	3,613	3,502	3,577
Income before income taxes	1,061	1,194	1,437	871
Income tax expense	481	254	295	155
Net income	$580	$940	$1,142	$716
Basic and diluted earnings per share	$0.09	$0.15	$0.19	$0.12

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in thousands, except per share amounts)
Total interest income	$4,410	$4,397	$4,347	$4,364
Total interest expense	572	565	570	587
Net interest income	3,838	3,832	3,777	3,777
Provision for loan losses	815	125	55	130
Net interest income after provision for loan losses	3,023	3,707	3,722	3,647
Total non-interest income	599	658	603	2,210
Total non-interest expense	3,566	3,420	3,491	3,402
Income before income taxes	56	945	834	2,455
Income tax (benefit) expense	(84)	188	170	501
Net income	$140	$757	$664	$1,954
Basic and diluted earnings per share	$0.02	$0.13	$0.11	$0.33

Note 19 – Treasury Stock

During the year ended December 31, 2017, the Company repurchased 17,100 shares of common stock at an average cost of $15.75 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of December 31, 2017, there were 67,401 shares remaining to be repurchased under the existing stock repurchase program. During the year ended December 31, 2017, the Company transferred 27,348 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.88 per share to fund awards that had been granted under the 2012 Equity Incentive Plan.  During the year ended December 31, 2017, there were 1,104 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.58 per share due to stock forfeitures.

During the year ended December 31, 2016, the Company repurchased 33,200 shares of common stock at an average cost of $13.69 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of December 31, 2016, there were 84,501 shares remaining to be repurchased under the existing stock repurchase program. During the year ended December 31, 2016, the Company transferred 20,354 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.69 per share to fund awards that had been granted under the 2012 Equity Incentive Plan. During the year ended December 31, 2016, there were 1,704 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.55 per share due to stock forfeitures.

Note 20 – Other Comprehensive Loss

In addition to presenting the Consolidated Statements of Comprehensive Income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive loss for the periods presented:

	For the Year Ended December 31, 2017
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(517)	$176	$(341)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(135)	46	(89)
Gain on sale of securities included in net income	(244)	83	(161)
Total Other Comprehensive Loss	$(896)	$305	$(591)

	For the Year Ended December 31, 2016
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(435)	$148	$(287)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(142)	48	(94)
Gain on sale of securities included in net income	(1,636)	556	(1,080)
Total Other Comprehensive Loss	$(2,213)	$752	$(1,461)

	For the Year Ended December 31, 2015
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(834)	$553	$(281)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(160)	54	(106)
Net gain on sale of securities included in net income	(440)	150	(290)
Total Other Comprehensive Loss	$(1,434)	$757	$(677)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income for the indicated periods:

	Amounts Reclassified from Accumulated Other
Details about Accumulated Other	Comprehensive Income			Affected Line Item
Comprehensive Loss	for the years ended December 31,			on the Consolidated
Components	2017	2016	2015	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale:
Recovery on previously impaired investment securities	$(135)	$(142)	$(160)	Recovery on previously impaired investment securities
Sale of securities	(244)	(1,636)	(440)	Gain on sale of securities available for sale
	(379)	(1,778)	(600)
Provision for income tax expense	129	604	204	Income Tax Expense
Total reclassification for the period	$(250)	$(1,174)	$(396)	Net Income

Note 21 – Subsequent Events

On February 7, 2018, the Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company’s common stock, payable on March 15, 2018 to shareholders of record as of February 27, 2018. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 59.8% of the Company’s total outstanding stock as of the record date, elected to waive its right to receive this cash dividend of approximately $364,000. On February 7, 2018, a special meeting of the MHC members (i.e., Lake Shore Savings Bank depositors) was held to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.40 per share that may be declared by the Company in the 12 months subsequent to the approval by members (in accordance with the regulation of the Board of Governors of the Federal Reserve System). At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve Board in order to obtain their non-objection of the dividend waiver. As of March 9, 2018, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 7, 2019, aggregating up to $0.40 per share. The MHC waived $1.2 million of dividends during the year ended December 31, 2017. Cumulatively, Lake Shore, MHC has waived approximately $9.4 million of cash dividends as of December 31, 2017.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.