Form 10-Q
period 2018-03-31
LAKE SHORE BANCORP, INC.
filed 2018-05-11
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]        No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 6,060,714 shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 8,  2018.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2018	2017
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,236	$7,709
Interest earning deposits	3,377	6,570
Federal funds sold	36,925	26,634
Cash and Cash Equivalents	47,538	40,913
Securities available for sale	78,429	80,421
Federal Home Loan Bank stock, at cost	1,631	1,631
Loans receivable, net of allowance for loan losses 2018 $3,367; 2017 $3,283	371,166	365,063
Premises and equipment, net	9,327	9,373
Accrued interest receivable	1,947	1,801
Bank owned life insurance	18,161	18,077
Other assets	1,885	1,698
Total Assets	$530,084	$518,977
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$362,619	$350,535
Non-interest bearing	55,133	54,618
Total Deposits	417,752	405,153
Long-term debt	26,950	26,950
Advances from borrowers for taxes and insurance	2,199	3,000
Other liabilities	4,990	5,499
Total Liabilities	$451,891	$440,602
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,827,741 shares issued and 6,073,970 shares outstanding at March 31, 2018 and 6,827,741 shares issued and 6,098,323 shares outstanding at December 31, 2017	$68	$68
Additional paid-in capital	30,766	30,719
Treasury stock, at cost (753,771 shares at March 31, 2018 and 729,418 shares at December 31, 2017)	(7,679)	(7,309)
Unearned shares held by ESOP	(1,514)	(1,535)
Unearned shares held by compensation plans	(429)	(540)
Retained earnings	56,731	56,181
Accumulated other comprehensive income	250	791
Total Stockholders' Equity	78,193	78,375
Total Liabilities and Stockholders' Equity	$530,084	$518,977

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended March 31,
	2018	2017
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$4,372	$4,062
Investment securities, taxable	230	210
Investment securities, tax-exempt	393	448
Other	113	38
Total Interest Income	5,108	4,758
Interest Expense
Deposits	617	477
Long-term debt	139	92
Other	20	21
Total Interest Expense	776	590
Net Interest Income	4,332	4,168
Provision for Loan Losses	75	350
Net Interest Income after Provision for Loan Losses	4,257	3,818
Non-Interest Income
Service charges and fees	451	447
Earnings on bank owned life insurance	84	87
Unrealized gain on equity securities	8	-
Recovery on previously impaired investment securities	22	39
Gain on sale of securities available for sale	-	25
Net gain on sale of loans	2	7
Other	23	25
Total Non-Interest Income	590	630
Non-Interest Expenses
Salaries and employee benefits	2,065	1,890
Occupancy and equipment	587	610
Data processing	328	307
Professional services	224	227
Advertising	153	167
Postage and supplies	64	63
FDIC Insurance	38	36
Other	299	277
Total Non-Interest Expenses	3,758	3,577
Income before Income Taxes	1,089	871
Income Tax Expense	153	155
Net Income	$936	$716
Basic and diluted earnings per common share	$0.15	$0.12
Dividends declared per share	$0.10	$0.08

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
	(Dollars in thousands)

Net Income	$936	$716

Other Comprehensive Loss, net of tax benefit:
Unrealized holding losses on securities available for sale, net of tax benefit	(680)	(40)

Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(17)	(26)
Net gain on sale of securities included in net income, net of tax expense	-	(16)
Total Other Comprehensive Loss	(697)	(82)

Total Comprehensive Income	$239	$634

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2018 and 2017 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2017	$68	$30,532	$(7,300)	$(1,620)	$(578)	$53,546	$1,382	$76,030
Net income	-	-	-	-	-	716	-	716
Other comprehensive loss, net of tax benefit of $42	-	-	-	-	-	-	(82)	(82)
ESOP shares earned (1,984 shares)	-	10	-	21	-	-	-	31
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (27,348 shares)	-	-	270	-	(270)	-	-	-
Compensation plan shares forfeited (200 shares)	-	-	(2)	-	2	-	-	-
Compensation plan shares earned (5,862 shares)	-	18	-	-	63	-	-	81
Cash dividends declared ($0.08 per share)	-	-	-	-	-	(186)	-	(186)
Balance - March 31, 2017	$68	$30,571	$(7,032)	$(1,599)	$(783)	$54,076	$1,300	$76,601

Balance - January 1, 2018	$68	$30,719	$(7,309)	$(1,535)	$(540)	$56,181	$791	$78,375
Net income	-	-	-	-	-	936	-	936
Other comprehensive loss, net of tax benefit of $185	-	-	-	-	-	-	(697)	(697)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	-	-	-	-	-	(156)	156	-
ESOP shares earned (1,984 shares)	-	12	-	21	-	-	-	33
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (5,285 shares)	-	-	50	-	(50)	-	-	-
Compensation plan shares forfeited (9,638 shares)	-	-	(91)	-	91	-	-	-
Compensation plan shares earned (6,613 shares)	-	24	-	-	70	-	-	94
Purchase of treasury stock, at cost (20,000 shares)	-	-	(329)	-	-	-	-	(329)
Cash dividends declared ($0.10 per share)	-	-	-	-	-	(230)	-	(230)
Balance - March 31, 2018	$68	$30,766	$(7,679)	$(1,514)	$(429)	$56,731	$250	$78,193

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$936	$716
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	21	34
Net amortization of deferred loan costs	118	125
Provision for loan losses	75	350
Recovery on previously impaired investment securities	(22)	(39)
Unrealized gain on equity securities	(8)	-
Gain on sale of investment securities	-	(25)
Originations of loans held for sale	(198)	(451)
Proceeds from sales of loans held for sale	200	458
Gain on sale of loans	(2)	(7)
Depreciation and amortization	196	225
Increase in bank owned life insurance, net	(84)	(87)
ESOP shares committed to be released	33	31
Stock based compensation expense	105	92
Increase in accrued interest receivable	(146)	(200)
Increase in other assets	(2)	(116)
(Decrease) increase in other liabilities	(744)	139
Net Cash Provided by Operating Activities	478	1,245
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	-	736
Maturities, prepayments and calls	1,629	2,274
Purchases	(275)	(399)
Loan origination and principal collections, net	(6,296)	(19,142)
Additions to premises and equipment	(150)	(105)
Net Cash Used in Investing Activities	(5,092)	(16,636)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,599	4,917
Net decrease in advances from borrowers for taxes and insurance	(801)	(934)
Proceeds from issuance of long-term debt	1,500	700
Repayment of long-term debt	(1,500)	(700)
Purchase of treasury stock	(329)	-
Cash dividends paid	(230)	(186)
Net Cash Provided by Financing Activities	11,239	3,797
Net Increase (Decrease) in Cash and Cash Equivalents	6,625	(11,594)
CASH AND CASH EQUIVALENTS - BEGINNING	40,913	45,479
CASH AND CASH EQUIVALENTS - ENDING	$47,538	$33,885
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$765	$588
Income taxes paid	$-	$-

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$235	$-

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

The interim consolidated financial statements included herein as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The consolidated statements of income for the three months ended March 31, 2018 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2018.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of March 31, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) on January 1, 2018.  The objective of ASU 2014-09 is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects consideration which the entity expects to be entitled in exchange for those goods or services. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605 “Revenue Recognition”, and most industry-specific guidance throughout the industry topics of Codification.  Based on management’s evaluation of ASU 2014-09, substantially all of the Company’s interest income and non-interest income were not impacted by the adoption of ASU 2014-09 because the  revenue from those contracts with customers is covered by other guidance in U.S. GAAP or the revenue recognition outcomes are similar to the Company’s current revenue recognition practices.  The Company evaluated certain noninterest revenue streams, including, deposit related fees, service and interchange fees, merchant income and gains (losses) on the sale of owned real estate (“OREO”) to determine the potential impact of the guidance on the Company’s Consolidated Financial Statements.  The Company concluded that a prior period adjustment was not needed upon adoption of ASU 2014-09 using the modified retrospective method. Since the guidance does not apply to revenue associated with financial instruments, the adoption of ASU 2014-09 does not have a material effect on the Company’s consolidated financial statements.  The additional disclosures required by ASU 2014-09 have been included in Note 11.

The Company adopted FASB ASU 2016-01 “Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) effective January 1, 2018.  The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  Among other changes, the update requires public business entities to:  a) use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; b) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; and c) clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entities’ other deferred tax assets.  The requirement to use the exit price method for the fair value measurement of financial instruments did not have an impact on the Company’s consolidated financial statements upon adoption of ASU 2016-01, as the Company had elected to use this method in prior reporting periods. The requirement to record changes in the fair value of equity securities in net income did not have a material impact on the Company’s consolidated financial statements upon adoption of ASU 2016-01.  The adoption of ASU 2016-01 did not have any impact on the valuation allowance of deferred tax assets related to available for sale securities.

The Company adopted FASB ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02) on January 1, 2018.  ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income.  This issue came about from the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017 that changed the Company’s tax rate from 34% to 21%.  ASU 2018-02 allows an entity to elect a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Act.  The amount of that reclassification should include the effect of tax rate changes on the deferred tax amount, any related valuation allowance and other income tax effects on the items in AOCI. Upon adoption of ASU 2018-02, the Company reclassified the income tax effect of the Tax Act from AOCI to retained earnings. The reclassification increased AOCI and decreased retained earnings by $156,000, with zero net effect on total shareholders’ equity. The Company uses the individual security approach for all available for sale securities when releasing income tax effects remaining in AOCI.

Note 3 – Investment Securities

Debt Securities

The amortized cost and fair value of securities are as follows:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. Government Agencies	$2,013	$-	$(64)	$1,949
Municipal bonds	44,760	876	(119)	45,517
Mortgage-backed securities:
Collateralized mortgage obligations-private label	28	-	-	28
Collateralized mortgage obligations-government sponsored entities	26,802	15	(857)	25,960
Government National Mortgage Association	218	10	-	228
Federal National Mortgage Association	2,720	57	(25)	2,752
Federal Home Loan Mortgage Corporation	1,456	17	(12)	1,461
Asset-backed securities-private label	32	415	-	447
Asset-backed securities-government sponsored entities	54	3	-	57
Total Debt Securities	$78,083	$1,393	$(1,077)	$78,399
Equity Securities	22	8	-	30
Total Securities Available for Sale	$78,105	$1,401	$(1,077)	$78,429

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. Government Agencies	$2,013	$-	$(26)	$1,987
Municipal bonds	44,256	1,312	(6)	45,562
Mortgage-backed securities:
Collateralized mortgage obligations-private label	30	-	-	30
Collateralized mortgage obligations-government sponsored entities	28,195	28	(569)	27,654
Government National Mortgage Association	229	16	-	245
Federal National Mortgage Association	2,834	95	-	2,929
Federal Home Loan Mortgage Corporation	1,518	35	-	1,553
Asset-backed securities-private label	69	276	(1)	344
Asset-backed securities-government sponsored entities	57	3	-	60
Total Debt Securities	$79,201	$1,765	$(602)	$80,364
Equity Securities	22	35	-	57
Total Securities Available for Sale	$79,223	$1,800	$(602)	$80,421

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At March 31, 2018 and December 31, 2017, thirty-three municipal bonds with a cost of $11.3 million and fair value of $11.6 million and $11.7 million, respectively, were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. In addition at March 31, 2018 and December 31, 2017, twenty municipal bonds with a cost of $5.1 million and fair value of $5.2 million and $5.3 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in debt securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars In thousands)
March 31, 2018
U.S. Government Agencies	$1,949	$(64)	$-	$-	$1,949	$(64)
Municipal bonds	4,089	(114)	561	(5)	4,650	(119)
Mortgage-backed securities	10,604	(213)	16,476	(681)	27,080	(894)
	$16,642	$(391)	$17,037	$(686)	$33,679	$(1,077)

December 31, 2017
U.S. Government Agencies	$1,987	$(26)	$-	$-	$1,987	$(26)
Municipal bonds	491	(6)	-	-	491	(6)
Mortgage-backed securities	7,547	(57)	17,602	(512)	25,149	(569)
Asset-backed securities -private label	68	(1)	-	-	68	(1)
	$10,093	$(90)	$17,602	$(512)	$27,695	$(602)

The Company reviews all investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly.

At March 31, 2018, the Company’s investment portfolio included several debt securities in the “unrealized losses less than twelve months” category. The debt securities were not evaluated further for OTTI as the unrealized losses on the individual debt securities were less than 20% of book value, which management deemed to be immaterial, the securities were issued by government sponsored enterprises and management has the intent and ability to hold these securities.

At March 31, 2018, the Company had several debt securities in the “unrealized losses twelve months or more” category. These securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value and management has the intent and ability to hold these securities until unrealized losses have recovered. Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased.

Management completed an OTTI analysis for three private label asset-backed securities, which did not have unrealized losses as of March 31, 2018.  Management concluded that there was a limited risk of principal losses for these securities and that additional OTTI charges were not required as of March 31, 2018 on these securities.

The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive loss, net of tax benefit on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Beginning balance	$435	$554
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(22)	(39)
Ending balance	$413	$515

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the three months ended March 31, 2018, the Company did not sell any available for sale debt securities. During the three months ended March 31, 2017, the Company sold three municipal bonds for total proceeds of $736,000 resulting in realized gains of $25,000.

Equity Securities

At March 31, 2018 and December 31, 2017, available for sale equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended March 31, 2018, the Company recognized an unrealized gain of $8,000 on the equity securities held at March 31, 2018, which was recorded in noninterest income in the consolidated statements of income. There were no sales of equity securities during the three months ended March 31, 2018.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
March 31, 2018:
After one year through five years	$3,716	$3,818
After five years through ten years	23,560	24,074
After ten years	19,497	19,574
Mortgage-backed securities	31,224	30,429
Asset-backed securities	86	504
Equity securities	22	30
	$78,105	$78,429

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

The following tables summarize the activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of March 31, 2018 and December 31, 2017:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2018
Allowance for Loan Losses:
Balance – January 1, 2018	$511	$122	$1,663	$347	$544	$35	$61	$3,283
Charge-offs	-	-	-	-	-	(12)	-	(12)
Recoveries	18	-	-	-	-	3	-	21
Provision (Credit)	(53)	6	42	3	86	4	(13)	75
Balance – March 31, 2018	$476	$128	$1,705	$350	$630	$30	$48	$3,367
Ending balance: individually evaluated for impairment	$-	$-	$30	$-	$-	$-	$-	$30
Ending balance: collectively evaluated for impairment	$476	$128	$1,675	$350	$630	$30	$48	$3,337

Gross Loans Receivable (1):
Ending balance	$143,385	$39,321	$126,335	$31,095	$29,934	$1,335	$-	$371,405
Ending balance: individually evaluated for impairment	$182	$21	$2,122	$-	$80	$-	$-	$2,405
Ending balance: collectively evaluated for impairment	$143,203	$39,300	$124,213	$31,095	$29,854	$1,335	$-	$369,000

(1)	Gross Loans Receivable does not include allowance for loan losses of $(3,367) or deferred loan costs of $3,128.
(2)	Includes one- to four- family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2017
Allowance for Loan Losses:
Balance – January 1, 2017	$432	$114	$1,803	$149	$338	$28	$18	$2,882
Charge-offs	-	-	-	-	(18)	(22)	-	(40)
Recoveries	1	-	-	-	1	4	-	6
Provision (Credit)	29	3	165	42	60	11	40	350
Balance – March 31, 2017	$462	$117	$1,968	$191	$381	$21	$58	$3,198

(1)	Includes one– to four- family construction loans.

The following table summarizes the distribution of the allowance for loan losses and loans receivable by loan portfolio class as of December 31, 2017:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2017
Allowance for Loan Losses:
Balance – December 31, 2017	$511	$122	$1,663	$347	$544	$35	$61	$3,283
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$511	$122	$1,663	$347	$544	$35	$61	$3,283

Gross Loans Receivable (1):
Ending Balance	$144,614	$38,078	$122,747	$30,802	$27,612	$1,355	$-	$365,208
Ending balance: individually evaluated for impairment	$184	$21	$1,498	$-	$54	$-	$-	$1,757
Ending balance: collectively evaluated for impairment	$144,430	$38,057	$121,249	$30,802	$27,558	$1,355	$-	$363,451

(1)	Gross Loans Receivable does not include allowance for loan losses of $(3,283) or deferred loan costs of $3,138.
(2)	Includes one– to four- family construction loans.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Three Months Ended
	At March 31, 2018			March 31, 2018
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$182	$182	$-	$183	$3
Home equity	21	21	-	21	-
Commercial real estate	1,852	1,852	-	1,677	3
Commercial loans	80	80	-	81	-
Total impaired loans with no related allowance	2,135	2,135	-	1,962	6

With an allowance recorded:
Commercial real estate	270	270	30	270	-
Total impaired loans with an allowance	270	270	30	270	-

Total of impaired loans:
Residential, one- to four-family	182	182	-	183	3
Home equity	21	21	-	21	-
Commercial real estate	2,122	2,122	30	1,947	3
Commercial loans	80	80	-	81	-
Total impaired loans	$2,405	$2,405	$30	$2,232	$6

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2017			December 31, 2017
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$184	$184	$-	$197	$15
Home equity	21	21	-	21	-
Commercial real estate	1,498	1,498	-	1,674	222
Commercial loans	54	54	-	54	-
Total impaired loans with no related allowance	1,757	1,757	-	1,946	237

With an allowance recorded:
Commercial real estate(1)	-	-	-	230	-
Commercial loans(2)	-	-	-	50	6
Total impaired loans with an allowance	-	-	-	280	6

Total of impaired loans:
Residential, one- to four-family	184	184	-	197	15
Home equity	21	21	-	21	-
Commercial real estate	1,498	1,498	-	1,904	222
Commercial loans	54	54	-	104	6
Total impaired loans	$1,757	$1,757	$-	$2,226	$243

(1)This loan was foreclosed upon during the year ended December 31, 2017 and was recorded in other assets at December 31, 2017.

(2)This loan was paid off during the year ended December 31, 2017.

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
March 31, 2018:
Real Estate Loans:
Residential, one- to four-family	$1,054	$174	$1,118	$2,346	$140,828	$143,174	$2,257
Home equity	103	-	255	358	38,963	39,321	282
Commercial	-	-	1,949	1,949	124,386	126,335	1,949
Construction - Commercial	-	-	-	-	31,095	31,095	-
Construction - Residential, one- to four-family	-	-	-	-	211	211	-
Other Loans:
Commercial	-	7	62	69	29,865	29,934	80
Consumer	5	1	21	27	1,308	1,335	22
Total	$1,162	$182	$3,405	$4,749	$366,656	$371,405	$4,590

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on
	Past Due	Past Due	Past Due	Due	Due	Receivable	Non-Accrual
	(Dollars in thousands)
December 31, 2017:
Real Estate Loans:
Residential, one- to four-family	$692	$942	$1,233	$2,867	$141,698	$144,565	$2,196
Home equity	27	59	212	298	37,780	38,078	235
Commercial	411	-	1,265	1,676	121,071	122,747	1,323
Construction - Commercial	-	-	-	-	30,802	30,802	-
Construction - Residential, one- to four-family	-	-	-	-	49	49	-
Other Loans:
Commercial	61	8	54	123	27,489	27,612	54
Consumer	22	2	22	46	1,309	1,355	25
Total	$1,213	$1,011	$2,786	$5,010	$360,198	$365,208	$3,833

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the three months ended March 31, 2018 and 2017 was $73,000 and $82,000 for each period.

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

The following table summarizes the internal loan grades applied to the Company’s loan portfolio as of March 31, 2018 and December 31, 2017:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
March 31, 2018
Real Estate Loans:
Residential, one- to four-family	$140,342	$-	$2,832	$-	$-	$143,174
Home equity	38,793	-	528	-	-	39,321
Commercial	122,116	788	3,431	-	-	126,335
Construction - Commercial	31,095	-	-	-	-	31,095
Construction - Residential, one- to four-family	211	-	-	-	-	211
Other Loans:
Commercial	28,484	1,086	364	-	-	29,934
Consumer	1,327	-	7	-	1	1,335
Total	$362,368	$1,874	$7,162	$-	$1	$371,405

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2017
Real Estate Loans:
Residential, one- to four-family	$141,751	$-	$2,814	$-	$-	$144,565
Home equity	37,611	-	467	-	-	38,078
Commercial	118,977	866	2,904	-	-	122,747
Construction - Commercial	30,802	-	-	-	-	30,802
Construction - Residential, one- to four-family	49	-	-	-	-	49
Other Loans:
Commercial	26,165	1,093	354	-	-	27,612
Consumer	1,342	-	11	-	2	1,355
Total	$356,697	$1,959	$6,550	$-	$2	$365,208

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At March 31, 2018
Real Estate Loans:
Residential, one- to four-family	5	$182	-	$-	5	$182	-	$-
Home equity	2	21	1	19	1	2	-	-
Total	7	$203	1	$19	6	$184	-	$-

At December 31, 2017
Real Estate Loans:
Residential, one- to four-family	5	$184	-	$-	5	$184	-	$-
Home equity	2	21	1	19	1	2	-	-
Total	7	$205	1	$19	6	$186	-	$-

No additional loan commitments were outstanding to these borrowers at March 31, 2018 and December 31, 2017.

There were no loans restructured and classified as TDRs during the three months ended March 31, 2018 and 2017.

Some loan modifications classified as TDRs may not ultimately result in full collection of principal and interest, as modified, which may result in potential losses.  These potential losses have been factored into our overall estimate of the allowance for loan losses.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $418,000 and $435,000 at March 31, 2018 and December 31, 2017, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.0 million and $965,000 at March 31, 2018 and December 31, 2017, respectively.

Note 5 – Earnings per Share

Earnings per share was calculated for the three months ended March 31, 2018 and 2017, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), unearned shares held by the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan (“RRP”), and unearned shares held by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2018	2017
Numerator – net income	$936,000	$716,000
Denominator:
Basic weighted average shares outstanding	6,099,427	6,090,190
Increase in weighted average shares outstanding due to:
Stock options	10,697	9,105
Diluted weighted average shares outstanding (1)	6,110,124	6,099,295

Earnings per share:
Basic	$0.15	$0.12
Diluted	$0.15	$0.12

(1)

Stock options to purchase 64,547 shares under the Company’s 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 for each plan were outstanding during the three month period ended March 31, 2017, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 6 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at March 31, 2018 and December 31, 2017. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	March 31,	December 31,
	2018	2017
	(Dollars in thousands)

Commitments to grant loans	$27,674	$16,426
Unfunded commitments under lines of credit	$42,643	$41,395

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At March 31, 2018 and December 31, 2017, the Company’s loan commitments with fixed interest rates for the next five years totaled $9.2 million and $7.9 million, respectively. The range of interest rates on these fixed rate commitments was 3.375% to 5.50% at March 31, 2018.

Note 7 – Stock-based Compensation

As of March 31, 2018, the Company had four stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $138,000 and $123,000 for the three months ended March 31, 2018 and 2017, respectively.

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

A summary of the status of the Stock Option Plan during the three months ended March 31, 2018 and 2017 is presented below:

:

	March 31, 2018			March 31, 2017
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	82,321	$12.98		82,826	$12.95
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	82,321	$12.98	7.1 years	82,826	$12.95	8.1 years

Options exercisable at end of period	30,681	$10.61	7.1 years	18,279	$7.88	8.1 years

Fair value of options granted		$-			$-

At March 31, 2018, stock options outstanding had an intrinsic value of $327,000 and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the three months ended March 31, 2018 and 2017. Compensation expense related to the Stock Option Plan for the three month period ended March 31, 2018 and 2017 was $8,000, respectively. At March 31, 2018, $121,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of 43 months.

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

As of March 31, 2018, there were 101,906 shares vested or distributed to eligible participants under the RRP. Compensation expense amounted to $22,000 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, $174,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 43 months.

A summary of the status of unvested shares under the RRP for the three months ended March 31, 2018 and 2017 is as follows:

	2018	Weighted Average Grant Price (per Share)	2017	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	17,119	$13.06	24,110	$12.96
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	17,119	$13.06	24,110	$12.96

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

The Board of Directors granted restricted stock awards under the EIP during the three months ended March 31, 2018 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 7, 2018	5,285	100% on December 14, 2018	$17.00	Non-employee directors

A summary of the status of unvested restricted stock awards under the EIP for the three months ended March 31, 2018 and 2017 is as follows:

	2018	Weighted Average Grant Price (per Share)	2017	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	42,915	$14.40	26,072	$12.77
Granted	5,285	17.00	27,348	15.90
Vested	-	-	-	-
Forfeited	-	-	(100)	13.35
Unvested shares outstanding at end of period	48,200	$14.68	53,320	$14.38

As of March 31, 2018, there were 31,797 shares vested or distributed to eligible participants under the EIP. Compensation expense related to restricted stock awards under the EIP amounted to $72,000 for the three months ended March 31, 2018 and $59,000 for the three months ended March 31, 2017. At March 31, 2018,  $392,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 21 months.

A summary of the status of stock options under the EIP for the three months ended March 31, 2018 and 2017 is presented below:

	March 31, 2018			March 31, 2017
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	8.6	20,000	$14.38	9.6 years

Options exercisable at end of period	3,998	$14.38		-	$-

Fair value of options granted		-			-

At March 31, 2018, stock options outstanding had an intrinsic value of $51,000 and there were no remaining options available for grant under the EIP. Compensation expense related to stock options outstanding under the EIP amounted to $3,000 for the three months ended March 31, 2018 and 2017. At March 31, 2018, $38,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 43 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of March 31, 2018, the balance of the loan to the ESOP was $1.6 million and the fair value of unallocated shares was $2.4 million. As of March 31, 2018, there were 70,053 allocated shares and 142,830 unallocated shares compared to 66,486 allocated shares and 150,765 unallocated shares at March 31, 2017.  The ESOP compensation expense was $33,000 for the three months ended March 31, 2018 and $31,000 for the three months ended March 31, 2017 based on 1,984 shares earned in each of those quarters.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2018 and December 31, 2017 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017 were as follows:

	Fair Value Measurements at March 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Debt Securities
U.S. Government Agencies	$1,949	$1,949	$-	$-
Municipal bonds	45,517	-	45,517	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	28	-	28	-
Collateralized mortgage obligations-government sponsored entities	25,960	-	25,960	-
Government National Mortgage Association	228	-	228	-
Federal National Mortgage Association	2,752	-	2,752	-
Federal Home Loan Mortgage Corporation	1,461	-	1,461	-
Asset-backed securities:
Private label	447	-	447	-
Government sponsored entities	57	-	57	-
Total Debt Securities	$78,399	$1,949	$76,450	$-
Equity Securities	30	-	30	-
Total Securities Available for Sale	$78,429	$1,949	$76,480	$-

	Fair Value Measurements at December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Debt Securities
U.S. Government Agencies	$1,987	$1,987	$-	$-
Municipal bonds	45,562	-	45,562	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	30	-	30	-
Collateralized mortgage obligations-government sponsored entities	27,654	-	27,654	-
Government National Mortgage Association	245	-	245	-
Federal National Mortgage Association	2,929	-	2,929	-
Federal Home Loan Mortgage Corporation	1,553	-	1,553	-
Asset-backed securities:
Private label	344	-	-	344
Government sponsored entities	60	-	60	-
Total Debt Securities	$80,364	$1,987	$78,033	$344
Equity Securities	57	-	57	-
Total Securities Available for Sale	$80,421	$1,987	$78,090	$344

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the three months ended March 31, 2018 and for the year ended December 31, 2017.  During the three months ended March 31, 2018, asset-backed securities – private label were transferred from the Level 3 category to the Level 2 category. These securities were transferred to Level 2 because the Company changed its method of valuing these securities and that method now uses Level 2 inputs.

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

The fair value of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.  Level 2 securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers.  Securities available for sale measured within the Level 3 category as of December 31, 2017 consisted of private label asset-backed securities.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the three months ended March 31, 2018 and 2017:

	2018	2017
	(Dollars in thousands)
Beginning Balance	$344	$832
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive loss	-	7
Total losses - realized/unrealized:	-
Included in earnings	-	-
Included in other comprehensive loss	-	(12)
Sales	-	-
Principal paydowns	-	(195)
Transfers to (out of) Level 3	(344)	-
Ending Balance	$-	$632

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

The following table presents additional quantitative information about the Level 3 inputs for the asset-backed securities - private label category.  The fair values for this category were developed using the discounted cash flow technique with the following unobservable input ranges as of December 31, 2017 (dollars in thousands):

				Unobservable Inputs
Security Category	Fair Value	Loan Type/Collateral	Credit Ratings	Constant Prepayment Speed (CPR)	Probability of Default (Annual Default Rate)	Loss Severity

December 31, 2017
Asset-backed securities - private label	$344	Sub-prime First and Prime Second Lien - Residential Real Estate	B- thru D	5-12	3.0-5.0%	75.0% - 100.0%

At December 31, 2017, Level 3 inputs were determined by the Company’s management using inputs from its third party financial advisor on a quarterly basis. The significant unobservable inputs used in the fair value measurement of the reporting entity’s asset-backed, private label securities are prepayment rates, probability of default and loss severity in the event of default. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At March 31, 2018
Impaired loans	$274	$-	$-	$274
Foreclosed real estate	418	-	-	418

At December 31, 2017
Impaired loans	$35	$-	$-	$35
Foreclosed real estate	438	-	-	438

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At March 31, 2018
Impaired loans	$274	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	7.00-13.70%
Foreclosed real estate	418	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-16.80%
At December 31, 2017
Impaired loans	$35	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	7.00%
Foreclosed real estate	438	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-16.80%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)

The fair value basis of impaired loans and foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

At March 31, 2018, impaired loans valued using Level 3 inputs had a carrying amount of $304,000 and $30,000 of valuation allowances. By comparison at December 31, 2017, impaired loans valued using Level 3 inputs had a carrying amount of $35,000 and no valuation allowances.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan or by using a discounted future cash flow method if the loan is not collateral dependent. At March 31, 2018, impaired loans with a carrying amount were written down utilizing Level 3 inputs during the three months ended March 31, 2018 comprised of one loan with a fair value of $226,000 and resulted in an additional provision for loan loss of $30,000.

At March 31, 2018, foreclosed real estate valued using Level 3 inputs had a carrying amount of $509,000 and valuation allowances of $91,000. By comparison at December 31, 2017, foreclosed real estate valued using Level 3 inputs had a carrying amount of $557,000 and valuation allowances of $119,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. During the three months ended March 31, 2018, there were no write-downs on foreclosed real estate. At December 31, 2017, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2017 comprised of two properties with a fair value of $399,000 and resulted in an additional provision for loan losses of $75,000 and subsequent write-downs recorded in non-interest expense of $15,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at March 31, 2018
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$47,538	$47,538	$47,538	$-	$-
Securities available for sale	78,429	78,429	1,949	76,480	-
Federal Home Loan Bank stock	1,631	1,631	-	1,631	-
Loans receivable, net	371,166	356,341	-	-	356,341
Accrued interest receivable	1,947	1,947	-	1,947	-
Financial liabilities:
Deposits	417,752	420,730	-	420,730	-
Long-term debt	26,950	26,321	-	26,321	-
Accrued interest payable	68	68	-	68	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2017
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$40,913	$40,913	$40,913	$-	$-
Securities available for sale	80,421	80,421	1,987	78,090	344
Federal Home Loan Bank stock	1,631	1,631	-	1,631	-
Loans receivable, net	365,063	356,275	-	-	356,275
Accrued interest receivable	1,801	1,801	-	1,801	-
Financial liabilities:
Deposits	405,153	408,348	-	408,348	-
Long-term debt	26,950	26,634	-	26,634	-
Accrued interest payable	57	57	-	57	-
Off-balance-sheet financial instruments	-	-	-	-	-

Note 9 – Treasury Stock

During the quarter ended March 31, 2018, the Company repurchased 20,000 shares of common stock at an average cost of $16.45 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of March 31, 2018, there were 47,401 shares remaining to be repurchased under the existing stock repurchase program. During the quarter ended March 31, 2018, the Company transferred 5,285 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the quarter ended March 31, 2018, there were 9,638  shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to stock forfeitures.

During the quarter ended March 31, 2017, the Company made no repurchases of shares of common stock. As of March 31, 2017, there were 84,501 shares remaining to be repurchased under the existing stock repurchase program. During the quarter ended March 31, 2017, the Company transferred 27,348 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.88 per share to fund awards that had been granted under the plan. During the quarter ended March 31, 2017, there were 200 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.55 per share due to stock forfeitures.

Note 10 – Other Comprehensive Loss

In addition to presenting the Consolidated Statements of Comprehensive Income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive loss for the periods presented:

	For the Three Months Ended March 31, 2018			For The Three Months Ended March 31, 2017
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(860)	$180	$(680)	$(60)	$20	$(40)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(22)	5	(17)	(39)	13	(26)
Gain on sale of securities included in net income	-	-	-	(25)	9	(16)
Total Other Comprehensive Loss	$(882)	$185	$(697)	$(124)	$42	$(82)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated Other
Details about Accumulated Other	Other Comprehensive Income		Affected Line Item
Comprehensive Income	for the three months ended March 31,		on the Consolidated
Components	2018	2017	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale:
Recovery on previously impaired investment securities	$(22)	$(39)	Recovery on previously impaired investment securities
Sale of securities	-	(25)	Gain on sale of securities available for sale
	(22)	(64)
Provision for income tax benefit	5	22	Income Tax Expense
Total reclassification for the period	$(17)	$(42)	Net Income

Note 11 – Revenue Recognition

As disclosed in Note 2, as of January 1, 2018, the Company adopted FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) for non-interest revenue streams.   The Company has elected to apply ASU 2014-09 using the modified retrospective method.  The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; and as such, a cumulative effect adjustment to retained earnings was not deemed necessary under the modified retrospective implementation method.  The adoption of ASU 2014-09 did, however, require additional disclosures.

The Company’s non-interest revenue streams primarily result from services it provides to its deposit customers.  When a customer makes a deposit, the Company records a liability under ASC 405 because the Company has an obligation to deliver cash to its customer on demand. A contract between the Company and a deposit account customer is typically documented in writing and is often terminable at will by the customer alone or by both the customer and the Company without penalty. The term of a deposit contract between a customer and the Company will likely be day-to-day or minute-to-minute, and the termination clause is likely similar to a renewal right where each day or minute represents the renewal of the contract. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The Company’s primary non-interest revenue streams within the scope of ASU 2014-09 are described in further detail below.  The Company has no material unsatisfied performance obligations as of March 31, 2018.

Service Charges on Deposit Accounts

Service charges and fees on deposit accounts consist of transaction-based fees, account maintenance fees, and overdraft service fees for various retail and business deposit customers.   Transaction-based fees, such as stop payment charges, are recognized at the time the Company fulfills the customer’s request.  Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.  Overdraft fees are recognized at the point in time that the overdraft occurs.  Service charges on deposits are withdrawn directly from the customer’s account balance.

Fees, Exchange, and Other Service Charges

Fees, exchange, and other service charges are primarily comprised of debit card income, ATM fees, merchant services income and other service charges.  Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are used to purchase goods or services from a merchant via a card payment network, such as MasterCard.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value.  ATM fees are comprised of fees earned whenever a Company’s ATM or debit card is used at a non-Company ATM or a non-Company cardholder uses a Company ATM.  ATM fees represent a fixed fee for the convenience to cardholders for accessibility of funds.  Merchant services income mainly represents fees charged to merchants serviced by a third party vendor under contract with the Company for debit or credit card processing, and represents a percentage of the underlying transaction value.  Other service charges include revenue from services provided to our retail or business customers, which may include fees for wire transfer processing, bill pay services, cashier’s checks and other services. The Company’s performance obligation for fees, exchange and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically immediately or in the following month.

Other

Other non-interest income consists of safe deposit rental fees and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

Gain/Losses on Sale of OREO

The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.  There were no sales of OREO in which the Company financed the sale during the three months ended March 31, 2018.

Contract Balances

The Company’s non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(Dollars in thousands)
Non-Interest Income
In-Scope of Topic 606:
Service charges on deposit accounts	$218	$236
Fees, exchange and other service charges	186	173
Other	47	38
Non-interest Income (in-scope of Topic 606)	451	447
Non-interest Income (out-scope of Topic 606)	139	183
Total Non-Interest Income	$590	$630

Note 12 – Subsequent Events

On April 25, 2018, the Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company’s common stock, payable on May 21, 2018 to shareholders of record as of May 7, 2018. Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 60.0% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $364,000. On March 9, 2018, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 7, 2019, aggregating up to $0.40 per share. The MHC waived $364,000 of dividends during the three months ended March 31, 2018. Cumulatively, Lake Shore, MHC has waived approximately $9.8 million of cash dividends as of March 31, 2018. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

The following factors, including the factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q (if applicable) and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of March 31, 2018 compared to the consolidated financial condition as of December 31, 2017 and the consolidated results of operations for the three months ended March 31, 2018 and 2017.

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

To operate successfully, we must manage various types of risk, including but not limited to, interest rate risk, credit risk, liquidity risk, operational and information technology risks, strategic risk, reputation risk and compliance risk.   A significant form of market risk for the Company is interest rate risk, as the Company’s assets and liabilities are sensitive to changes in interest rates.  Interest rate risk is the exposure of our net interest income to adverse movements in interest rates. Net interest income is our primary source of revenue and interest rate risk is the most significant non-credit related risk to which our Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of our assets and liabilities. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers and debt issuers to repay loans and debt securities, the volume of loan repayments and refinancing, the flow and mix of deposits and the fair value of available for sale securities.  In recent years, the Company has adjusted its strategies to manage interest rate risk by originating a greater volume of shorter-term, adjustable rate commercial real estate and commercial business loans and increasing its concentration of core deposits, which are less interest rate sensitive.

Credit risk is the risk to our earnings and stockholders’ equity that results from customers, to whom loans have been made, and from issuers of debt securities in which the Company has invested, failing to repay their obligations. The magnitude of this risk depends on the capacity and willingness of borrowers and debt issuers to repay and the sufficiency of the value of collateral obtained to secure the loans made or investments purchased.  This risk is managed by policies approved by the Company’s Board of Directors, review of compliance with the policies and periodic reporting and evaluation of loans or securities that are non-performing or demonstrate other characteristics of potential loss.

Management Strategy

There have been no material changes in the Company’s management strategy from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Some of these policies require significant judgment, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of securities valuation, impairment of securities and income taxes. There have been no material changes in critical accounting policies since December 31, 2017.

Analysis of Net Interest Income

Net interest income represents the difference between the interest we earn on our interest-earning assets, such as commercial loans, residential mortgage loans and investment securities, and the expense we pay on interest-bearing liabilities, such as deposits and borrowings.  Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on them.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2018			March 31, 2017
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$32,452	$113	1.39%	$29,581	$38	0.51%
Securities(1)	80,760	623	3.09%	86,516	658	3.04%
Loans	369,429	4,372	4.73%	335,166	4,062	4.85%
Total interest-earning assets	482,641	5,108	4.23%	451,263	4,758	4.22%
Other assets	37,929			36,788
Total assets	$520,570			$488,051

Interest-bearing liabilities
Demand & NOW accounts	$49,575	$13	0.10%	$51,411	$16	0.12%
Money market accounts	104,030	136	0.52%	80,145	52	0.26%
Savings accounts	52,614	8	0.06%	53,140	8	0.06%
Time deposits	149,432	460	1.23%	147,763	401	1.09%
Borrowed funds	26,950	139	2.06%	18,950	92	1.94%
Other interest-bearing liabilities	837	20	9.56%	916	21	9.17%
Total interest-bearing liabilities	383,438	776	0.81%	352,325	590	0.67%
Other non-interest bearing liabilities	58,505			58,933
Stockholders' equity	78,627			76,793
Total liabilities & stockholders' equity	$520,570			$488,051
Net interest income		$4,332			$4,168
Interest rate spread			3.42%			3.55%
Net interest margin			3.59%			3.69%

(1)

The tax equivalent adjustment for bank qualified municipal securities results in rates of 3.60% and 4.11% for the three months ended March 31, 2018 and 2017, respectively, based on an assumed tax rate of 21% and 34%, respectively.

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

	Three Months Ended March 31, 2018
	Compared to
	Three Months Ended March 31, 2017
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$71	$4	$75
Securities	9	(44)	(35)
Loans, including fees	(97)	407	310
Total interest-earning assets	(17)	367	350
Interest-bearing liabilities:
Demand & NOW accounts	(2)	(1)	(3)
Money market accounts	65	19	84
Savings accounts	-	-	-
Time deposits	54	5	59
Total deposits	117	23	140
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	7	39	46
Total interest-bearing liabilities	124	62	186
Total change in net interest income	$(141)	$305	$164

During the three months ended March 31, 2018 and 2017, the average yield on interest-earning assets was 4.23% and 4.22%, respectively.  The average yield on the loan portfolio was 4.73% during the three months ended March 31, 2018, which was a 12 basis points decrease when compared to an average yield of 4.85% during the three months ended March 31, 2017.  The decrease in the average yield of the loan portfolio was partially impacted by the prior year receipt of $202,000 of interest income on one non-performing commercial real estate loan which paid off during the first quarter of 2017. The average balance of the loan portfolio increased by $34.3 million, or 10.2%, during the three months ended March 31, 2018 as compared to the first quarter of 2017. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of higher yielding commercial real estate and commercial business loans, which had a positive impact on the overall average yield of interest-earning assets during the first quarter of 2018. The average interest rate paid on interest bearing liabilities was 0.81% during the three months ended March 31, 2018 as compared to 0.67% during the same period in 2017.  The increase was primarily due to an increase in the average interest rates being paid on money market accounts, time deposit accounts and borrowings due to an increase in market rates and competition for deposit accounts.  The net interest margin and interest rate spread decreased by 10 basis points and 13 basis points, respectively for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.   The decrease was primarily due to the increase in average interest rates being paid on interest bearing liabilities and the prior year receipt of $202,000 of loan interest income on one non-performing commercial real estate loan which paid off during the first quarter of 2017.

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

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total assets at March 31, 2018 were $530.1 million, an increase of $11.1 million, or 2.1%, from $519.0 million at December 31, 2017.  The increase in total assets was primarily due to a $6.6 million increase in cash and cash equivalents and a $6.1 million increase in loans receivable, net, partially offset by a $2.0 million decrease in securities available for sale.

Cash and cash equivalents increased by $6.6 million, or 16.2%, from $40.9 million at December 31, 2017 to $47.5 million at March 31, 2018.  The increase was primarily due to a $12.6 million increase in deposits, partially offset by a net cash outflow of $6.3 million relating to net loan originations and principal collections during the first three months of 2018.

Securities available for sale decreased by $2.0 million, or 2.5%, to $78.4 million at March 31, 2018 compared to $80.4 million at December 31, 2017. The decrease was primarily due to the receipt of $1.6 million in principal paydowns and an $874,000 decrease in unrealized gains on the securities portfolio, partially offset by $510,000 of new securities purchased during the first three months of 2018. The decrease in unrealized gains on the securities portfolio was primarily due to an increase in market interest rates during the first three months of 2018.

Net loans receivable increased during the three months ended March 31, 2018 as shown in the table below:

	At March 31,	At December 31,	Change
	2018	2017	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$143,174	$144,565	$(1,391)	(1.0)%
Home equity	39,321	38,078	1,243	3.3%
Commercial	126,335	122,747	3,588	2.9%
Construction - Commercial	31,095	30,802	293	1.0%
Construction - Residential, one- to four-family	211	49	162	330.6%
Total real estate loans	340,136	336,241	3,895	1.2%
Other Loans:
Commercial	29,934	27,612	2,322	8.4%
Consumer	1,335	1,355	(20)	(1.5)%
Total gross loans	371,405	365,208	6,197	1.7%
Allowance for loan losses	(3,367)	(3,283)	(84)	2.6%
Net deferred loan costs	3,128	3,138	(10)	(0.3)%
Loans receivable, net	$371,166	$365,063	$6,103	1.7%

The increase in net loans receivable was primarily due to an increase in commercial real estate loans, commercial business loans, and home equity loans, partially offset by a decrease in residential, one- to four-family real estate loans. As fixed rate one- to four-family residential real estate loans present additional interest rate risk to our loan portfolio as a result of the longer duration of these types of assets, we remain strategically focused in 2018 on originating shorter duration commercial real estate and commercial business loans to diversify our asset mix, to reduce interest rate risk, to take advantage of the opportunities available to serve small businesses in our market area, and to increase our net interest margin.

Loans Past Due and Non-Performing Assets.  The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At March 31,	At December 31,
	2018	2017
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$5	$-
Home equity	-	-
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	8	-
Consumer	-	-
Total	$13	$-
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,257	$2,196
Home equity	282	235
Commercial	1,949	1,323
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	80	54
Consumer	22	25
Total non-accrual loans	4,590	3,833
Total non-performing loans	4,603	3,833
Foreclosed real estate	418	435
Total non-performing assets	$5,021	$4,268
Ratios:
Non-performing loans as a percent of total loans:	1.24%	1.05%
Non-performing assets as a percent of total assets:	0.95%	0.82%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Home equity	$19	$19
Performing loans
Real estate loans:
Residential, one- to four-family	$182	$184
Home equity	2	2

Total non-performing loans increased by $770,000, or 20.1%, to $4.6 million at March 31, 2018 from $3.8 million at December 31, 2017, primarily due to an increase in non-performing commercial real estate loans. Management is actively pursuing all actions necessary to collect the outstanding balance on all non-performing loans, which may include foreclosure on the related properties.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$3,283	$2,882
Provision for loan losses	75	350
Charge-offs:
Real estate loans:
Residential, one- to four-family	-	-
Home equity	-	-
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	(16)
Consumer	(12)	(24)
Total charge-offs	(12)	(40)
Recoveries:
Real estate loans:
Residential, one- to four-family	18	1
Home equity	-	-
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	1
Consumer	3	4
Total recoveries	21	6
Net recoveries (charge-offs)	9	(34)
Balance at end of period	$3,367	$3,198
Average loans outstanding	$369,429	$335,166
Allowance for loan losses as a percent of total net loans	0.91%	0.93%
Allowance for loan losses as a percent of non-performing loans	73.15%	71.95%
Ratio of net recoveries (charge-offs) to average loans outstanding(1)	0.01%	(0.04)%

(1) Annualized

The table below shows changes in deposit balances by type of deposit account between March 31, 2018 and December 31, 2017:

	At March 31,	At December 31,	Change
	2018	2017	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$55,133	$54,618	$515	0.9%
Interest bearing	51,603	49,869	1,734	3.5%
Money market	107,929	99,305	8,624	8.7%
Savings	53,509	52,922	587	1.1%
Total core deposits	268,174	256,714	11,460	4.5%
Non-core Deposits
Time deposits	149,578	148,439	1,139	0.8%
Total deposits	$417,752	$405,153	$12,599	3.1%

The increase in total deposits was primarily due to growth in core deposits. The growth in core deposits was the result of the Company’s continued strategic focus on growing lower-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

Total stockholders’ equity decreased by $182,000, or 0.2%, from $78.4 million at December 31, 2017 to $78.2 million at March 31, 2018.  The decrease in stockholders’ equity was primarily attributed to $697,000 in other comprehensive losses, $329,000 of stock repurchases and $230,000 in cash dividends paid, partially offset by net income of $936,000 during the first three months of 2018.

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and 2017

General.    Net income was $936,000 for the three months ended March 31, 2018, or $0.15 per diluted share, an increase of $220,000, or 30.7%, compared to net income of $716,000, or $0.12 per diluted share, for the three months ended March 31, 2017.  Net income for the three months ended March 31, 2018 reflected a $275,000 decrease in provision for loan losses and a $164,000 increase in net interest income, which was partially offset by a $181,000 increase in non-interest expenses and a $40,000 decrease in non-interest income.

Interest Income.    Interest income increased by $350,000, or 7.4%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an increase in loan interest income. Loan interest income increased by $310,000, or 7.6%, to $4.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an increase in the average balance of the loan portfolio by $34.3 million, or 10.2%, from $335.2 million for the three months ended March 31, 2017 to $369.4 million for the three months ended March 31, 2018. The increase in the average balance of loans was primarily due to an increase in the average balance of commercial real estate and commercial business loans. The average yield on the loan portfolio decreased from 4.85% for the three months ended March 31, 2017 to 4.73% for the three months ended March 31, 2018. The decrease in the average yield on the loan portfolio was primarily due to the prior year receipt of $202,000 of interest income on one non-performing commercial real estate loan which paid off during the first three months of 2017. The average yield on the loan portfolio would have been 4.61% for the three months ended March 31, 2017 if the $202,000 of interest income received on the non-performing loan payoff was excluded.

Investment interest income decreased $35,000, or 5.3%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due primarily to a decrease in the average balance of the investment portfolio from $86.5 million for the three months ended March 31, 2017 to $80.8 million for the three months ended March 31, 2018. The decrease in the average balance of the investment portfolio was primarily due to the Company’s strategy to reinvest sale proceeds and paydowns received on the securities portfolio into loan originations, primarily commercial loans. The purpose of this strategy was to shorten the duration of interest earning assets in order to be in a better position to take advantage of future increases in market interest rates as well as to manage interest rate risk. The average yield on the investment portfolio increased five basis points from 3.04% for the three months ended March 31, 2017 to 3.09% for the three months ended March 31, 2018 primarily due to paydowns and sales of lower yielding securities.

Other interest income increased by $75,000, or 197.4%, to $113,000 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an 88 basis points increase in the average yield on the interest-earning deposits and federal funds sold portfolio. The average yield increased from 0.51% for the three months ended March 31, 2017 to 1.39% for the three months ended March 31, 2018. The increase in average yield on the interest-earning deposits and federal funds sold portfolio was primarily due to the 75 basis points increase in the fed funds rate since March 31, 2017. The average balance of the interest-earning deposits and federal funds sold portfolio increased by $2.9 million, or 9.7%, from $29.6 million for the three months ended March 31, 2017 to $32.5 million for the three months ended March 31, 2018. The increase in the average balance was primarily due to an increase in deposits that have not yet been used to fund loan originations.

Interest Expense.    Interest expense increased $186,000, or 31.5%, to $776,000 for the three months ended March 31, 2018 compared to $590,000 for the three months ended March 31, 2017.   Interest paid on deposits increased by $140,000, or 29.4%, to $617,000 for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017. Interest expense was primarily impacted by a 26 and 14 basis points increase, respectively, in the average interest rates paid on money market and time deposit accounts as a result of the increase in short term interest rates since March 31, 2017. The increase was also due to a $21.5 million increase in average core deposits for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as a result of the Company’s continued strategic focus on growing low-cost core deposits. The average balance of deposits for the three months ended March 31, 2018 was $355.7 million with an average rate of 0.69% compared to the average balance of deposits of $332.5 million and an average rate of 0.57% for the three months ended March 31, 2017. The interest expense related to advances from the Federal Home Loan Bank of New York (“FHLBNY”) increased $47,000, or 51.1%, to $139,000 for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017, as a result of an increase in the average balance of FHLBNY advances. The average balance of advances from the FHLBNY for the three months ended March 31, 2018 was $27.0 million with an average rate of 2.06% compared to an average balance of $19.0 million and an average rate of 1.94% for the three months ended March 31, 2017. The increase in the average balance was due to additional borrowings that allowed the Bank to take advantage of the low fixed-rates in order to fund loan growth and the increase in the average rate paid was primarily due to the increase in interest rates since the three months ended March 31, 2017.

Provision for Loan Losses.  A $75,000 provision to the allowance for loan losses was recorded during the three months ended March 31, 2018, which was a $275,000, or 78.6%, decrease in comparison to the provision recorded during the three months ended March 31, 2017. The decrease in provision expense was primarily due to a higher provision being recorded for the downgrade in loan classification for two commercial loan relationships during the 2017 first quarter.  As of March 31, 2018, these specific commercial loans were performing, and well collateralized by commercial real estate, as well as fixtures and equipment.

The $75,000 provision recorded during the three months ended March 31, 2018 was a result of a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.  The quarterly evaluation consisted of the following:

•	$86,000 net provision for commercial business loans which included a:
o	$85,000 provision for changes in the related environmental factors used to qualitatively assess inherent loan losses on commercial business loans;
o

$32,000 provision to reflect inherent risk associated with growth in commercial business loan originations. The commercial business loan portfolio increased by $2.3 million, or 8.4%, since December 31, 2017; which was partially offset by a

o

$31,000 credit to reflect a decrease in the historical average net charge-offs for this loan type over the last five years and for a $22,000 decrease in criticized and classified commercial business loans during the three months ended March 31, 2018;

•	$42,000 net provision for commercial real estate loans, which included a:
o

$35,000 general allowance on performing commercial real estate, primarily due to a $3.6 million, or 2.9%, increase in the loan portfolio since December 31, 2017, to reflect inherent losses within the portfolio;

o	$30,000 provision for a commercial real estate loan which became impaired during the three months ended March 31, 2018; which was partially offset by a
o	$23,000 credit to reflect a $175,000 decrease in criticized and classified commercial real estate loans during the three months ended March 31, 2018;
•

$40,000 credit for one-to four-family, home equity, construction and consumer loans primarily to reflect a decrease in the historical average net charge-offs for these loan types over the last five years and for net recoveries recorded during the three months ended March 31, 2018; and

•

$13,000 unallocated credit to the provision for loan losses, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the three months ended March 31, 2017, the Company recorded a $350,000 provision to the allowance for loan losses.  The provision primarily consisted of the following:

•	$165,000 net provision for commercial real estate loans consisting of:
o

$186,000 provision for the downgrade of two performing commercial loan relationships which totaled $1.3 million with a loan to value ratio of 49.7% and 64.0%, respectively, from a special mention to substandard reserve pool; and

o

$155,000 provision to appropriately reflect risk associated with portfolio growth. The commercial real estate loan portfolio increased by $10.5 million, or 9.8%, from December 31, 2016 to March 31, 2017; which was partially offset by a

o	$176,000 credit related to changes in qualitative factors on commercial real estate loans to reflect changes in related environmental factors used to qualitatively assess inherent loan losses;
•

$102,000 provision on performing construction and commercial business loans, primarily due to a $9.2 million, or 28.6%, increase in the construction and commercial business loan portfolios from December 31, 2016 to March 31, 2017, to reflect inherent losses within the portfolios.  The provision also reflected the downgrade in loan classification for one commercial business loan relationship for $265,000, which is collateralized by manufacturing equipment and other business assets;

•

$43,000 provision for one-to four-family, home equity and consumer loans to reflect an increase in the historical average net charge-offs for these loans types over the last five years and due to net charge-offs during the three months ended March 31, 2017; and

•	$40,000 unallocated provision to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio

Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-interest Income.    Non-interest income decreased by $40,000, or 6.4%, to $590,000 for the three months ended March 31, 2018 as compared to $630,000 for the three months ended March 31, 2017. The decrease was primarily attributed to a $25,000 pre-tax realized gain on the sale of securities during the first three months of 2017 as compared to there being no sales of securities during the first three months of 2018. The decrease was also attributed to a $17,000 decrease in recoveries on previously impaired investment securities during the three months ended March 31, 2018 as compared to the first quarter of 2017.

Non-interest Expenses.  Non-interest expenses increased $181,000, or 5.1%, from $3.6 million for the three months ended March 31, 2017 to $3.8 million for the three months ended March 31, 2018.  Salaries and employee benefits increased $175,000, or 9.3%, primarily due to annual salary increases and higher expenses related to health insurance, retirement benefits and stock compensation awards.  Other expenses increased $22,000, or 7.9%, primarily due to an increase in charitable donations. Data processing expenses increased $21,000, or 6.8%, due to implementation of new technology and growth in deposit and loan accounts.  These increases were partially offset by decreased expense in occupancy and equipment of $23,000, or 3.8%, and in advertising expenses of $14,000, or 8.4%.

Income Taxes Expense.  Income tax expense decreased by $2,000, or 1.3%, from $155,000 for the three months ended March 31, 2017 to $153,000 for the three months ended March 31, 2018.  The income tax decreased primarily due to a decrease in the effective tax rate which was partially offset by an increase in income before taxes.  The effective tax rate for the three months ended March 31, 2018 was 14.0%, while the effective tax rate for the three months ended March 31, 2017 was 17.8%.  The decrease in the effective tax rate was primarily due to the Tax Cuts and Jobs Act (“Tax Act”) which lowered the corporate tax rate from 34% to 21% as of January 1, 2018. The impact of the lower corporate tax rate was partially offset by a decrease in the projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance in relation to our projection of pre-tax income for the current year.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, interest earning deposits at other financial institutions and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of March 31, 2018, the maximum amount that we can borrow from the FHLBNY was $102.8 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At March 31, 2018, we had outstanding advances under this agreement of $27.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.3 million and a fair value of $11.6 million as of March 31, 2018. There were no balances outstanding with the Federal Reserve Bank at March 31, 2018. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of March 31, 2018.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the three months ended March 31, 2018, we originated loans of approximately $21.3 million as compared to approximately $38.4 million of loans originated during the three months ended March 31, 2017. Loan originations exceeded principal repayments and other deductions during the first three months of 2018 by $6.3 million. The loan originations were funded through principal payments received on loans and securities, proceeds from the sale of securities, customer deposits, borrowings and cash reserves. Purchases of investment securities totaled $510,000 and $399,000 during the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, we had loan commitments to borrowers of approximately $27.7 million and overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit of approximately $42.6 million. Total deposits were $417.8 million at March 31, 2018, as compared to $405.2 million at December 31, 2017. The increase in total deposits was primarily due to growth in core deposits and time deposits during the first three months of 2018. The Company’s strategic focus is on growing lower-cost core deposits among its retail and commercial customers in an effort to manage interest expenses and strengthen customer relationships. Time deposit accounts scheduled to mature within one year were $58.7 million at March 31, 2018. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

Capital

As of January 1, 2015, new regulations that substantially amended the bank capital requirements became applicable to us.  These regulations implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act, as discussed in the “Supervision and Regulation – Federal Banking Regulation – Capital Requirements” section included in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, as shown in the table below, the Bank’s Tier 1 and risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions, as determined by the Office of the Comptroller of the Currency (the “OCC”), our primary regulator.

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

At March 31, 2018	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 ("CET1") capital (to risk-weighted assets)	20.42%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	20.42%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	21.33%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	14.41%	>=	4.00%	>=	5.00%
At December 31, 2017	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CET 1 capital (to risk-weighted assets)	20.82%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	20.82%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	21.75%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	14.40%	>=	4.00%	>=	5.00%

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2018, the Bank's capital conservation buffer was 13.33% exceeding the minimum of 1.875% for 2018.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of loan commitments outstanding as of March 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended March 31, 2018:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

January 1 through January 31, 2018	-	$-	-	67,401
February 1 through February 28, 2018	10,000	16.45	10,000	57,401
March 1 through March 31, 2018	10,000	16.45	10,000	47,401
Total	20,000	$16.45	20,000	47,401

______________

(1)

On December 11, 2015, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 117,701 shares of our outstanding common stock. This amount represented approximately 5% of our outstanding common stock not owned by the MHC as of December 11, 2015. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

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

LAKE SHORE BANCORP, INC.
(Registrant)

May 11, 2018	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2018	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)