Form 10-Q
period 2018-06-30
LAKE SHORE BANCORP, INC.
filed 2018-08-10
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 6,055,519 shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 8, 2018.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2018	2017
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,245	$7,709
Interest earning deposits	829	6,570
Federal funds sold	35,049	26,634
Cash and Cash Equivalents	43,123	40,913
Securities available for sale	84,926	80,421
Federal Home Loan Bank stock, at cost	1,545	1,631
Loans receivable, net of allowance for loan losses 2018 $3,474; 2017 $3,283	382,319	365,063
Premises and equipment, net	9,368	9,373
Accrued interest receivable	1,828	1,801
Bank owned life insurance	18,247	18,077
Other assets	1,963	1,698
Total Assets	$543,319	$518,977
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$375,337	$350,535
Non-interest bearing	56,974	54,618
Total Deposits	432,311	405,153
Long-term debt	24,650	26,950
Advances from borrowers for taxes and insurance	3,028	3,000
Other liabilities	4,801	5,499
Total Liabilities	$464,790	$440,602
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,827,741 shares issued and 6,059,714 shares outstanding at June 30, 2018 and 6,827,741 shares issued and 6,098,323 shares outstanding at December 31, 2017	$68	$68
Additional paid-in capital	30,819	30,719
Treasury stock, at cost (768,027 shares at June 30, 2018 and 729,418 shares at December 31, 2017)	(7,921)	(7,309)
Unearned shares held by ESOP	(1,492)	(1,535)
Unearned shares held by compensation plans	(353)	(540)
Retained earnings	57,509	56,181
Accumulated other comprehensive (loss) income	(101)	791
Total Stockholders' Equity	78,529	78,375
Total Liabilities and Stockholders' Equity	$543,319	$518,977

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$4,445	$4,105	$8,817	$8,167
Investment securities, taxable	256	198	486	408
Investment securities, tax-exempt	397	423	790	871
Other	169	48	282	86
Total Interest Income	5,267	4,774	10,375	9,532
Interest Expense
Deposits	701	499	1,318	976
Long-term debt	140	97	279	189
Other	19	21	39	42
Total Interest Expense	860	617	1,636	1,207
Net Interest Income	4,407	4,157	8,739	8,325
Provision for Loan Losses	115	25	190	375
Net Interest Income after Provision for Loan Losses	4,292	4,132	8,549	7,950
Non-Interest Income
Service charges and fees	463	465	914	912
Earnings on bank owned life insurance	86	90	170	177
Unrealized gain on equity securities	6	-	14	-
Recovery on previously impaired investment securities	68	32	90	71
Gain on sale of securities available for sale	-	197	-	222
Net gain on sale of loans	4	2	6	9
Other	30	21	53	46
Total Non-Interest Income	657	807	1,247	1,437
Non-Interest Expenses
Salaries and employee benefits	2,034	1,822	4,099	3,712
Occupancy and equipment	561	565	1,148	1,175
Data processing	335	310	663	617
Professional services	255	245	479	472
Advertising	169	145	322	312
Postage and supplies	54	81	118	144
FDIC Insurance	36	37	74	73
Other	338	297	637	574
Total Non-Interest Expenses	3,782	3,502	7,540	7,079
Income before Income Taxes	1,167	1,437	2,256	2,308
Income Tax Expense	161	295	314	450
Net Income	$1,006	$1,142	$1,942	$1,858
Basic earnings per common share	$0.17	$0.19	$0.32	$0.30
Diluted earnings per common share	$0.16	$0.19	$0.32	$0.30
Dividends declared per share	$0.10	$0.08	$0.20	$0.16

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,
	2018	2017
	(Unaudited)
	(Dollars in thousands)
Net Income	$1,006	1,142
Other Comprehensive Loss, net of tax benefit:
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense)	(297)	66
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(54)	(21)
Net gain on sale of securities included in net income, net of tax expense	-	(130)
Total Other Comprehensive Loss	(351)	(85)
Total Comprehensive Income	$655	$1,057

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
	(Dollars in thousands)
Net Income	$1,942	$1,858
Other Comprehensive Loss, net of tax benefit:
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense)	(977)	26
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(71)	(47)
Net gain on sale of securities included in net income, net of tax expense	-	(146)
Total Other Comprehensive Loss	(1,048)	(167)
Total Comprehensive Income	$894	$1,691

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2018 and 2017 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income (Loss)	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2017	$68	$30,532	$(7,300)	$(1,620)	$(578)	$53,546	$1,382	$76,030
Net income	-	-	-	-	-	1,858	-	1,858
Other comprehensive loss, net of tax benefit of $86	-	-	-	-	-	-	(167)	(167)
ESOP shares earned (3,968 shares)	-	20	-	43	-	-	-	63
Stock based compensation	-	22	-	-	-	-	-	22
Compensation plan shares granted (27,348 shares)	-	-	270	-	(270)	-	-	-
Compensation plan shares forfeited (200 shares)	-	-	(2)	-	2	-	-	-
Compensation plan shares earned (13,321 shares)	-	45	-	-	142	-	-	187
Purchase of treasury stock, at cost (13,500 shares)	-	-	(212)	-	-	-	-	(212)
Cash dividends declared ($0.16 per share)	-	-	-	-	-	(373)	-	(373)
Balance - June 30, 2017	$68	$30,619	$(7,244)	$(1,577)	$(704)	$55,031	$1,215	$77,408

Balance - January 1, 2018	$68	$30,719	$(7,309)	$(1,535)	$(540)	$56,181	$791	$78,375
Net income	-	-	-	-	-	1,942	-	1,942
Other comprehensive loss, net of tax benefit of $278	-	-	-	-	-	-	(1,048)	(1,048)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	-	-	-	-	-	(156)	156	-
ESOP shares earned (3,968 shares)	-	24	-	43	-	-	-	67
Stock based compensation	-	22	-	-	-	-	-	22
Compensation plan shares granted (5,329 shares)	-	-	51	-	(51)	-	-	-
Compensation plan shares forfeited (9,638 shares)	-	-	(91)	-	91	-	-	-
Compensation plan shares earned (13,942 shares)	-	54	-	-	147	-	-	201
Purchase of treasury stock, at cost (34,300 shares)	-	-	(572)	-	-	-	-	(572)
Cash dividends declared ($0.20 per share)	-	-	-	-	-	(458)	-	(458)
Balance - June 30, 2018	$68	$30,819	$(7,921)	$(1,492)	$(353)	$57,509	$(101)	$78,529

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,942	$1,858
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	46	61
Net amortization of deferred loan costs	277	287
Provision for loan losses	190	375
Recovery on previously impaired investment securities	(90)	(71)
Unrealized gain on equity securities	(14)	-
Gain on sale of investment securities	-	(222)
Originations of loans held for sale	(434)	(672)
Proceeds from sales of loans held for sale	440	681
Gain on sale of loans	(6)	(9)
Depreciation and amortization	384	441
Increase in bank owned life insurance, net	(170)	(177)
ESOP shares committed to be released	67	63
Stock based compensation expense	223	209
Increase in accrued interest receivable	(27)	(31)
Decrease in other assets	95	105
Decrease in other liabilities	(698)	(279)
Net Cash Provided by Operating Activities	2,225	2,619
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	-	5,445
Maturities, prepayments and calls	4,299	6,764
Purchases	(10,072)	(1,714)
Purchases of Federal Home Loan Bank Stock	(20)	(375)
Redemptions of Federal Home Loan Bank Stock	106	-
Loan origination and principal collections, net	(17,805)	(38,347)
Additions to premises and equipment	(379)	(967)
Net Cash Used in Investing Activities	(23,871)	(29,194)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,158	6,787
Net increase (decrease) in advances from borrowers for taxes and insurance	28	(138)
Proceeds from issuance of long-term debt	1,500	9,700
Repayment of long-term debt	(3,800)	(1,700)
Purchase of treasury stock	(572)	(212)
Cash dividends paid	(458)	(373)
Net Cash Provided by Financing Activities	23,856	14,064
Net Increase (Decrease) in Cash and Cash Equivalents	2,210	(12,511)
CASH AND CASH EQUIVALENTS - BEGINNING	40,913	45,479
CASH AND CASH EQUIVALENTS - ENDING	$43,123	$32,968
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,619	$1,202
Income taxes paid	$277	$440

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$82	$45

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

The interim consolidated financial statements included herein as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The consolidated statements of income for the three and six months ended June 30, 2018 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2018.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of June 30, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

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

Note 3 – Investment Securities

Debt Securities

The amortized cost and fair value of securities are as follows:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. Government Agencies	$2,012	$-	$(94)	$1,918
Municipal bonds	45,427	736	(116)	46,047
Mortgage-backed securities:
Collateralized mortgage obligations-private label	28	-	-	28
Collateralized mortgage obligations-government sponsored entities	33,315	13	(984)	32,344
Government National Mortgage Association	204	8	-	212
Federal National Mortgage Association	2,596	46	(28)	2,614
Federal Home Loan Mortgage Corporation	1,386	14	(21)	1,379
Asset-backed securities-private label	-	296	-	296
Asset-backed securities-government sponsored entities	50	2	-	52
Total Debt Securities	$85,018	$1,115	$(1,243)	$84,890
Equity Securities	22	14	-	36
Total Securities Available for Sale	$85,040	$1,129	$(1,243)	$84,926

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. Government Agencies	$2,013	$-	$(26)	$1,987
Municipal bonds	44,256	1,312	(6)	45,562
Mortgage-backed securities:
Collateralized mortgage obligations-private label	30	-	-	30
Collateralized mortgage obligations-government sponsored entities	28,195	28	(569)	27,654
Government National Mortgage Association	229	16	-	245
Federal National Mortgage Association	2,834	95	-	2,929
Federal Home Loan Mortgage Corporation	1,518	35	-	1,553
Asset-backed securities-private label	69	276	(1)	344
Asset-backed securities-government sponsored entities	57	3	-	60
Total Debt Securities	$79,201	$1,765	$(602)	$80,364
Equity Securities	22	35	-	57
Total Securities Available for Sale	$79,223	$1,800	$(602)	$80,421

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At June 30, 2018, thirty-two municipal bonds with a cost of $11.0 million and fair value of $11.2 million were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. At December 31, 2017, thirty-three municipal bonds with a cost of $11.3 million and fair value of $11.7 million were pledged with the FRB. In addition, at June 30, 2018, twenty-two municipal bonds with a cost and fair value of $5.6 million were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2017, twenty municipal bonds with a cost of $5.1 million and fair value of $5.3 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in debt securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
June 30, 2018
U.S. Government Agencies	$1,918	$(94)	$-	$-	$1,918	$(94)
Municipal bonds	4,597	(112)	561	(4)	5,158	(116)
Mortgage-backed securities	14,508	(275)	15,881	(758)	30,389	(1,033)
	$21,023	$(481)	$16,442	$(762)	$37,465	$(1,243)

December 31, 2017
U.S. Government Agencies	$1,987	$(26)	$-	$-	$1,987	$(26)
Municipal bonds	491	(6)	-	-	491	(6)
Mortgage-backed securities	7,547	(57)	17,602	(512)	25,149	(569)
Asset-backed securities -private label	68	(1)	-	-	68	(1)
	$10,093	$(90)	$17,602	$(512)	$27,695	$(602)

The Company reviews all investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly.

At June 30, 2018, the Company’s investment portfolio included several debt securities in the “unrealized losses less than twelve months” category. The debt securities were not evaluated further for OTTI as the unrealized losses on the individual debt securities were less than 20% of book value, which management deemed to be immaterial, the securities were issued by government sponsored enterprises and management has the intent and ability to hold these securities.

At June 30, 2018, the Company had several debt securities in the “unrealized losses twelve months or more” category. These securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value and management has the intent and ability to hold these securities until unrealized losses have recovered. Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased.

Management completed an OTTI analysis for three private label asset-backed securities, which did not have unrealized losses as of June 30, 2018.  Management concluded that there was a limited risk of principal losses for these securities and that additional OTTI charges were not required as of June 30, 2018 on these securities.

The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive loss, net of tax benefit on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Beginning balance	$435	$554
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(48)	(71)
Ending balance	$387	$483

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the six months ended June 30, 2018, the Company did not sell any available for sale debt securities. During the six months ended June 30, 2017, the Company sold fourteen municipal bonds for total proceeds of $5.4 million resulting in gross realized gains of $222,000.

Equity Securities

At June 30, 2018 and December 31, 2017, available for sale equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the six months ended June 30, 2018, the Company recognized an unrealized gain of $14,000 on the equity securities, which was recorded in noninterest income in the consolidated statements of income. There were no sales of equity securities during the six months ended June 30, 2018.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
June 30, 2018:
After one year through five years	$5,473	$5,608
After five years through ten years	22,871	23,273
After ten years	19,095	19,084
Mortgage-backed securities	37,529	36,577
Asset-backed securities	50	348
Equity securities	22	36
	$85,040	$84,926

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

The following tables summarize the activity in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of June 30, 2018 and December 31, 2017:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2018
Allowance for Loan Losses:
Balance – April 1, 2018	$476	$128	$1,705	$350	$630	$30	$48	$3,367
Charge-offs	-	-	-	-	-	(11)	-	(11)
Recoveries	-	1	-	-	1	1	-	3
Provision (Credit)	(36)	(43)	182	(21)	27	10	(4)	115
Balance – June 30, 2018	$440	$86	$1,887	$329	$658	$30	$44	$3,474

Balance – January 1, 2018	$511	$122	$1,663	$347	$544	$35	$61	$3,283
Charge-offs	-	-	-	-	-	(23)	-	(23)
Recoveries	18	1	-	-	1	4	-	24
Provision (Credit)	(89)	(37)	224	(18)	113	14	(17)	190
Balance – June 30, 2018	$440	$86	$1,887	$329	$658	$30	$44	$3,474
Ending balance: individually evaluated for impairment	$-	$-	$90	$-	$-	$-	$-	$90
Ending balance: collectively evaluated for impairment	$440	$86	$1,797	$329	$658	$30	$44	$3,384

Gross Loans Receivable (1):
Ending balance	$145,415	$39,957	$136,902	$29,248	$29,713	$1,365	$-	$382,600
Ending balance: individually evaluated for impairment	$181	$19	$2,111	$-	$61	$-	$-	$2,372
Ending balance: collectively evaluated for impairment	$145,234	$39,938	$134,791	$29,248	$29,652	$1,365	$-	$380,228

(1)	Gross Loans Receivable does not include allowance for loan losses of $(3,474) or deferred loan costs of $3,193.
(2)	Includes one- to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2017
Allowance for Loan Losses:
Balance – April 1, 2017	$462	$117	$1,968	$191	$381	$21	$58	$3,198
Charge-offs	-	(3)	-	-	-	(6)	-	(9)
Recoveries	-	3	-	-	-	6	-	9
Provision (Credit)	9	7	(80)	111	(50)	11	17	25
Balance – June 30, 2017	$471	$124	$1,888	$302	$331	$32	$75	$3,223

Balance – January 1, 2017	$432	$114	$1,803	$149	$338	$28	$18	$2,882
Charge-offs	-	(3)	-	-	(18)	(28)	-	(49)
Recoveries	1	3	-	-	1	10	-	15
Provision (Credit)	38	10	85	153	10	22	57	375
Balance – June 30, 2017	$471	$124	$1,888	$302	$331	$32	$75	$3,223

(1)	Includes one– to four- family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2017
Allowance for Loan Losses:
Balance – December 31, 2017	$511	$122	$1,663	$347	$544	$35	$61	$3,283
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$511	$122	$1,663	$347	$544	$35	$61	$3,283

Gross Loans Receivable (1):
Ending Balance	$144,614	$38,078	$122,747	$30,802	$27,612	$1,355	$-	$365,208
Ending balance: individually evaluated for impairment	$184	$21	$1,498	$-	$54	$-	$-	$1,757
Ending balance: collectively evaluated for impairment	$144,430	$38,057	$121,249	$30,802	$27,558	$1,355	$-	$363,451

(1)	Gross Loans Receivable does not include allowance for loan losses of $(3,283) or deferred loan costs of $3,138.
(2)	Includes one– to four- family construction loans.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Six Months Ended
	At June 30, 2018			June 30, 2018
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$181	$181	$-	$182	$7
Home equity	19	19	-	20	-
Commercial real estate	411	411	-	414	4
Commercial loans	61	61	-	80	1
Total impaired loans with no related allowance	672	672	-	696	12

With an allowance recorded:
Commercial real estate	1,700	1,700	90	1,618	9
Total impaired loans with an allowance	1,700	1,700	90	1,618	9

Total of impaired loans:
Residential, one- to four-family	181	181	-	182	7
Home equity	19	19	-	20	-
Commercial real estate	2,111	2,111	90	2,032	13
Commercial loans	61	61	-	80	1
Total impaired loans	$2,372	$2,372	$90	$2,314	$21

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2017			December 31, 2017
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$184	$184	$-	$197	$15
Home equity	21	21	-	21	-
Commercial real estate	1,498	1,498	-	1,674	222
Commercial loans	54	54	-	54	-
Total impaired loans with no related allowance	1,757	1,757	-	1,946	237

With an allowance recorded:
Commercial real estate(1)	-	-	-	230	-
Commercial loans(2)	-	-	-	50	6
Total impaired loans with an allowance	-	-	-	280	6

Total of impaired loans:
Residential, one- to four-family	184	184	-	197	15
Home equity	21	21	-	21	-
Commercial real estate	1,498	1,498	-	1,904	222
Commercial loans	54	54	-	104	6
Total impaired loans	$1,757	$1,757	$-	$2,226	$243

(1)This loan was foreclosed upon during the year ended December 31, 2017 and was recorded in other assets at December 31, 2017.

(2)This loan was paid off during the year ended December 31, 2017.

The following tables provide an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
June 30, 2018:
Real Estate Loans:
Residential, one- to four-family	$1,019	$92	$1,035	$2,146	$143,028	$145,174	$2,161
Home equity	144	10	272	426	39,531	39,957	273
Commercial	172	-	1,860	2,032	134,870	136,902	2,111
Construction - Commercial	-	-	-	-	29,248	29,248	-
Construction - Residential, one- to four-family	-	-	-	-	241	241	-
Other Loans:
Commercial	55	-	76	131	29,582	29,713	76
Consumer	8	10	21	39	1,326	1,365	22
Total	$1,398	$112	$3,264	$4,774	$377,826	$382,600	$4,643

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2017:
Real Estate Loans:
Residential, one- to four-family	$692	$942	$1,233	$2,867	$141,698	$144,565	$2,196
Home equity	27	59	212	298	37,780	38,078	235
Commercial	411	-	1,265	1,676	121,071	122,747	1,323
Construction - Commercial	-	-	-	-	30,802	30,802	-
Construction - Residential, one- to four-family	-	-	-	-	49	49	-
Other Loans:
Commercial	61	8	54	123	27,489	27,612	54
Consumer	22	2	22	46	1,309	1,355	25
Total	$1,213	$1,011	$2,786	$5,010	$360,198	$365,208	$3,833

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the six month periods ended June 30, 2018 and 2017 was $143,000 and $147,000, respectively.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of June 30, 2018 and December 31, 2017:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
June 30, 2018
Real Estate Loans:
Residential, one- to four-family	$142,374	$-	$2,800	$-	$-	$145,174
Home equity	39,476	-	481	-	-	39,957
Commercial	132,718	739	3,445	-	-	136,902
Construction - Commercial	29,248	-	-	-	-	29,248
Construction - Residential, one- to four-family	241	-	-	-	-	241
Other Loans:
Commercial	28,305	63	1,345	-	-	29,713
Consumer	1,357	-	7	-	1	1,365
Total	$373,719	$802	$8,078	$-	$1	$382,600

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2017
Real Estate Loans:
Residential, one- to four-family	$141,751	$-	$2,814	$-	$-	$144,565
Home equity	37,611	-	467	-	-	38,078
Commercial	118,977	866	2,904	-	-	122,747
Construction - Commercial	30,802	-	-	-	-	30,802
Construction - Residential, one- to four-family	49	-	-	-	-	49
Other Loans:
Commercial	26,165	1,093	354	-	-	27,612
Consumer	1,342	-	11	-	2	1,355
Total	$356,697	$1,959	$6,550	$-	$2	$365,208

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At June 30, 2018
Real Estate Loans:
Residential, one- to four-family	5	$181	-	$-	5	$181	-	$-
Home equity	1	19	1	19	-	-	-	-
Total	6	$200	1	$19	5	$181	-	$-

At December 31, 2017
Real Estate Loans:
Residential, one- to four-family	5	$184	-	$-	5	$184	-	$-
Home equity	2	21	1	19	1	2	-	-
Total	7	$205	1	$19	6	$186	-	$-

No additional loan commitments were outstanding to these borrowers at June 30, 2018 and December 31, 2017.

There were no loans restructured and classified as TDRs during the three and six month periods ended June 30, 2018 and June 30, 2017, respectively.

Some loan modifications classified as TDRs may not ultimately result in full collection of principal and interest, as modified, which may result in potential losses.  These potential losses have been factored into our overall estimate of the allowance for loan losses.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $479,000 and $435,000 at June 30, 2018 and December 31, 2017, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.2 million and $965,000 at June 30, 2018 and December 31, 2017, respectively.

Note 5 – Earnings per Share

Earnings per share was calculated for the three and six months ended June 30, 2018 and 2017, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), unearned shares held by the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan (“RRP”), and unearned shares held by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2018	2017
Numerator – net income	$1,006,000	$1,142,000
Denominator:
Basic weighted average shares outstanding	6,084,737	6,122,800
Increase in weighted average shares outstanding due to:
Stock options	14,838	9,081
Diluted weighted average shares outstanding (1)	6,099,575	6,131,881

Earnings per share:
Basic	$0.17	$0.19
Diluted	$0.16	$0.19

	Six Months Ended June 30,
	2018	2017
Numerator – net income	$1,942,000	$1,858,000
Denominator:
Basic weighted average shares outstanding	6,092,041	6,106,585
Increase in weighted average shares outstanding due to:
Stock options	13,078	9,088
Diluted weighted average shares outstanding (1)	6,105,119	6,115,673

Earnings per share:
Basic	$0.32	$0.30
Diluted	$0.32	$0.30

(1)

Stock options to purchase 64,547 shares under the Company’s 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 for each plan were outstanding during the three and six month periods ended June 30, 2017, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 6 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at June 30, 2018 and December 31, 2017. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	June 30,	December 31,
	2018	2017
	(Dollars in thousands)

Commitments to grant loans	$34,340	$16,426
Unfunded commitments under lines of credit	$43,963	$41,395

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At June 30, 2018 and December 31, 2017, the Company’s loan commitments with fixed interest rates for the next five years totaled $7.0 million and $7.9 million, respectively. The range of interest rates on these fixed rate commitments was 3.375% to 6.25% at June 30, 2018.

Note 7 – Stock-based Compensation

As of June 30, 2018, the Company had four stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $152,000 and $149,000 for the three months ended June 30, 2018 and 2017, respectively. The compensation cost that has been recorded for the six months ended June 30, 2018 and 2017 was $290,000 and $272,000, respectively.

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

A summary of the status of the Stock Option Plan during the six months ended June 30, 2018 and 2017 is presented below:

:

	June 30, 2018			June 30, 2017
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	82,321	$12.98		82,826	$12.95
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	82,321	$12.98	6.9 years	82,826	$12.95	7.8 years

Options exercisable at end of period	30,681	$10.61	6.9 years	18,279	$7.88	7.8 years

Fair value of options granted		$-			$-

At June 30, 2018, stock options outstanding had an intrinsic value of $344,000 and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the three and six months ended June 30, 2018 and 2017. Compensation expense related to the Stock Option Plan for the three month period ended June 30, 2018 and 2017 was $8,000, respectively. Compensation expense related to the Stock Option Plan for the six month period ended June 30, 2018 and 2017 was $17,000, respectively. At June 30, 2018, $113,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of 40 months.

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

As of June 30, 2018, there were 101,906 shares vested or distributed to eligible participants under the RRP. Compensation expense amounted to $22,000 for the three months ended June 30, 2018 and 2017, respectively. Compensation expense amounted to $44,000 for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, $152,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 40 months.

A summary of the status of unvested shares under the RRP for the six months ended June 30, 2018 and 2017 is as follows:

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

The Board of Directors granted restricted stock awards under the EIP during the six months ended June 30, 2018 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 7, 2018	5,285	100% on December 14, 2018	$17.00	Non-employee directors
April 24, 2018	44	100% on December 14, 2018	16.88	Non-employee director

A summary of the status of unvested restricted stock awards under the EIP for the six months ended June 30, 2018 and 2017 is as follows:

	2018	Weighted Average Grant Price (per Share)	2017	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	42,915	$14.40	26,072	$12.77
Granted	5,329	17.00	27,348	15.90
Vested	-	-	-	-
Forfeited	-	-	(100)	13.35
Unvested shares outstanding at end of period	48,244	$14.69	53,320	$14.38

As of June 30, 2018, there were 31,797 shares vested or distributed to eligible participants under the EIP. Compensation expense related to restricted stock awards under the EIP amounted to $85,000 and $84,000 for the three months ended June 30, 2018 and 2017, respectively. Compensation expense related to EIP restricted stock awards during the six months ended June 30, 2018 and 2017 was $157,000 and $143,000, respectively. At June 30, 2018, $308,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 18 months.

A summary of the status of stock options under the EIP for the six months ended June 30, 2018 and 2017 is presented below:

	June 30, 2018			June 30, 2017
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	8.3 years	20,000	$14.38	9.3 years

Options exercisable at end of period	3,998	$14.38	8.3 years	-	$-

Fair value of options granted		-			-

At June 30, 2018, stock options outstanding had an intrinsic value of $55,000 and there were no remaining options available for grant under the EIP. Compensation expense related to stock options outstanding under the EIP amounted to $3,000 for the three months ended June 30, 2018 and 2017, respectively, and amounted to $5,000 for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, $35,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 40 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of June 30, 2018, the balance of the loan to the ESOP was $1.6 million and the fair value of unallocated shares was $2.4 million. As of June 30, 2018, there were 70,031 allocated shares and 142,830 unallocated shares compared to 64,200 allocated shares and 150,765 unallocated shares at June 30, 2017. The ESOP compensation expense was $34,000 for the three months ended June 30, 2018 and $32,000 for the three months ended June 30, 2017 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $67,000 for the six months ended June 30, 2018 and $63,000 for the six months ended June 30, 2017 based on 3,968 shares earned in each of those periods.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2018 and December 31, 2017 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2018 and December 31, 2017 were as follows:

	Fair Value Measurements at June 30, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Debt Securities
U.S. Government Agencies	$1,918	$1,918	$-	$-
Municipal bonds	46,047	-	46,047	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	28	-	28	-
Collateralized mortgage obligations-government sponsored entities	32,344	-	32,344	-
Government National Mortgage Association	212	-	212	-
Federal National Mortgage Association	2,614	-	2,614	-
Federal Home Loan Mortgage Corporation	1,379	-	1,379	-
Asset-backed securities:
Private label	296	-	296	-
Government sponsored entities	52	-	52	-
Total Debt Securities	$84,890	$1,918	$82,972	$-
Equity Securities	36	-	36	-
Total Securities Available for Sale	$84,926	$1,918	$83,008	$-

	Fair Value Measurements at December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the six months ended June 30, 2018 and for the year ended December 31, 2017.  During the six months ended June 30, 2018, asset-backed securities – private label were transferred from the Level 3 category to the Level 2 category. These securities were transferred to Level 2 because the Company changed its method of valuing these securities and that method now uses Level 2 inputs.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the six months ended June 30, 2018 and 2017:

	2018	2017
	(Dollars in thousands)
Beginning Balance	$344	$832
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive loss	-	9
Total losses - realized/unrealized:	-
Included in earnings	-	-
Included in other comprehensive loss	-	(44)
Sales	-	-
Principal paydowns	-	(287)
Transfers to (out of) Level 3	(344)	-
Ending Balance	$-	$510

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2018 and December 31, 2017 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At June 30, 2018
Impaired loans	$1,643	$-	$-	$1,643
Foreclosed real estate	397	-	-	397

At December 31, 2017
Impaired loans	$35	$-	$-	$35
Foreclosed real estate	438	-	-	438

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At June 30, 2018
Impaired loans	$1,643	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	7.00-15.80%
Foreclosed real estate	397	Market valuation of property (1)	Direct Disposal Costs (2)	3.90-7.00%
At December 31, 2017
Impaired loans	$35	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	7.00%
Foreclosed real estate	438	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-16.80%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)

The fair value basis of impaired loans and foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

At June 30, 2018, impaired loans valued using Level 3 inputs had a carrying amount of $1.7 million and valuation allowances of $90,000. By comparison at December 31, 2017, impaired loans valued using Level 3 inputs had a carrying amount of $35,000 and no valuation allowances.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan or by using a discounted future cash flow method if the loan is not collateral dependent. At June 30, 2018, impaired loans with a carrying amount that had been written down utilizing Level 3 inputs during the six months ended June 30, 2018 comprised of three loans with a fair value of $1.7 million and resulted in an additional provision for loan loss of $90,000.

At June 30, 2018, foreclosed real estate valued using Level 3 inputs had a carrying amount of $509,000 and valuation allowances of $112,000. By comparison at December 31, 2017, foreclosed real estate valued using Level 3 inputs had a carrying amount of $557,000 and valuation allowances of $119,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At June 30, 2018, foreclosed real estate with a carrying value that had been written down utilizing Level 3 inputs during the six months ended June 30, 2018 comprised of one property with a fair value of $350,000 and resulted in a subsequent write-down recorded in non-interest expense of $21,000. At December 31, 2017, foreclosed real estate with a  carrying value that had been written down utilizing Level 3 inputs during the year ended December 31, 2017 comprised of two properties with a fair value of $399,000 and resulted in an additional provision for loan losses of $75,000 and subsequent write-downs recorded in non-interest expense of $15,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at June 30, 2018
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$43,123	$43,123	$43,123	$-	$-
Securities available for sale	84,926	84,926	1,918	83,008	-
Federal Home Loan Bank stock	1,545	1,545	-	1,545	-
Loans receivable, net	382,319	366,743	-	-	366,743
Accrued interest receivable	1,828	1,828	-	1,828	-
Financial liabilities:
Deposits	432,311	435,116	-	435,116	-
Long-term debt	24,650	24,114	-	24,114	-
Accrued interest payable	74	74	-	74	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2017
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$40,913	$40,913	$40,913	$-	$-
Securities available for sale	80,421	80,421	1,987	78,090	344
Federal Home Loan Bank stock	1,631	1,631	-	1,631	-
Loans receivable, net	365,063	356,275	-	-	356,275
Accrued interest receivable	1,801	1,801	-	1,801	-
Financial liabilities:
Deposits	405,153	408,348	-	408,348	-
Long-term debt	26,950	26,634	-	26,634	-
Accrued interest payable	57	57	-	57	-
Off-balance-sheet financial instruments	-	-	-	-	-

Note 9 – Treasury Stock

During the three months ended June 30, 2018, the Company repurchased 14,300 shares of common stock at an average cost of $16.94 per share. During the six months ended June 30, 2018, the Company repurchased 34,300 shares of common stock at an average cost of $16.66 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of June 30, 2018, there were 120,190 shares remaining to be repurchased under the existing stock repurchase program. During the six months ended June 30, 2018, the Company transferred 5,329 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the six months ended June 30, 2018, there were 9,368 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to stock forfeitures.

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

Note 10 – Other Comprehensive Loss

In addition to presenting the Consolidated Statements of Comprehensive Income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive loss for the periods presented:

	For the Three Months Ended June 30, 2018			For The Three Months Ended June 30, 2017
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized (losses) gains on securities available for sale:
Net unrealized (losses) gains arising during the period	$(376)	$79	$(297)	$100	$(34)	$66
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(68)	14	(54)	(32)	11	(21)
Gain on sale of securities included in net income	-	-	-	(197)	67	(130)
Total Other Comprehensive Loss	$(444)	$93	$(351)	$(129)	$44	$(85)

	For the Six Months Ended June 30, 2018			For The Six Months Ended June 30, 2017
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized (losses) gains on securities available for sale:
Net unrealized (losses) gains arising during the period	$(1,236)	$259	$(977)	$40	$(14)	$26
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(90)	19	(71)	(71)	24	(47)
Gain on sale of securities included in net income	-	-	-	(222)	76	(146)
Total Other Comprehensive Loss	$(1,326)	$278	$(1,048)	$(253)	$86	$(167)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the three months ended June 30,		on the Consolidated
Components	2018	2017	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale:
Recovery on previously impaired investment securities	$(68)	$(32)	Recovery on previously impaired investment securities
Sale of securities	-	(197)	Gain on sale of securities available for sale
	(68)	(229)
Provision for income tax benefit	14	78	Income Tax Expense
Total reclassification for the period	$(54)	$(151)	Net Income

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the six months ended June 30,		on the Consolidated
Components	2018	2017	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale:
Recovery on previously impaired investment securities	$(90)	$(71)	Recovery on previously impaired investment securities
Sale of securities	-	(222)	Gain on sale of securities available for sale
	(90)	(293)
Provision for income tax benefit	19	100	Income Tax Expense
Total reclassification for the period	$(71)	$(193)	Net Income

Note 11 – Revenue Recognition

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

The Company’s non-interest revenue streams primarily result from services it provides to its deposit customers.  When a customer makes a deposit, the Company records a liability under ASC 405 because the Company has an obligation to deliver cash to its customer on demand. A contract between the Company and a deposit account customer is typically documented in writing and is often terminable at will by the customer alone or by both the customer and the Company without penalty. The term of a deposit contract between a customer and the Company will likely be day-to-day or minute-to-minute, and the termination clause is likely similar to a renewal right where each day or minute represents the renewal of the contract. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The Company’s primary non-interest revenue streams within the scope of ASU 2014-09 are described in further detail below.  The Company has no material unsatisfied performance obligations as of June 30, 2018.

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

Fees, Interchange Income, and Other Service Charges

Fees, interchange income, and other service charges are primarily comprised of debit card income, ATM fees, merchant services income and other service charges.  Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are used to purchase goods or services from a merchant via a card payment network, such as MasterCard.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value.  ATM fees are comprised of fees earned whenever a Company’s ATM or debit card is used at a non-Company ATM or a non-Company cardholder uses a Company ATM.  ATM fees represent a fixed fee for the convenience to cardholders for accessibility of funds.  Merchant services income mainly represents fees charged to merchants serviced by a third party vendor under contract with the Company for debit or credit card processing, and represents a percentage of the underlying transaction value.  Other service charges include revenue from services provided to our retail or business customers, which may include fees for wire transfer processing, bill pay services, cashier’s checks and other services. The Company’s performance obligation for fees, interchange income and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically immediately or in the following month.

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

Gain/Losses on Sale of OREO

The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.  There were no sales of OREO in which the Company financed the sale during the three and six months ended June 30, 2018.

Contract Balances

The Company’s non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Dollars in thousands)
Non-Interest Income
In-Scope of Topic 606:
Service charges on deposit accounts	$219	$232	$437	$469
Fees, interchange income and other service charges	206	192	392	365
Other	38	41	85	78
Non-interest Income (in-scope of Topic 606)	463	465	914	912
Non-interest Income (out of scope of Topic 606)	194	342	333	525
Total Non-Interest Income	$657	$807	$1,247	$1,437

Note 12 – Subsequent Events

On July 25, 2018, the Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company’s common stock, payable on August 21, 2018 to shareholders of record as of August 7, 2018. Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 60.1% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $364,000. On March 9, 2018, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 7, 2019, aggregating up to $0.40 per share. The MHC waived $364,000 of dividends during the three months ended June 30, 2018 and $728,000 during the six months ended June 30, 2018. Cumulatively, Lake Shore, MHC has waived approximately $10.1 million of cash dividends as of June 30, 2018. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of June 30, 2018 compared to the consolidated financial condition as of December 31, 2017 and the consolidated results of operations for the three and six months ended June 30, 2018 and 2017.

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

To operate successfully, we must manage various types of risk, including but not limited to, interest rate risk, credit risk, liquidity risk, operational and information technology risks, strategic risk, reputation risk and compliance risk.   A significant form of market risk for the Company is interest rate risk, as the Company’s assets and liabilities are sensitive to changes in interest rates.  Interest rate risk is the exposure of our net interest income to adverse movements in interest rates. Net interest income is our primary source of revenue and interest rate risk is a significant non-credit related risk to which our Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of our assets and liabilities. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers and debt issuers to repay loans and debt securities, the volume of loan repayments and refinancing, the flow and mix of deposits and the fair value of available for sale securities.  In recent years, the Company has adjusted its strategies to manage interest rate risk by originating a greater volume of shorter-term, adjustable rate commercial real estate and commercial business loans and increasing its concentration of core deposits, which are less interest rate sensitive.

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

Average Balances, Interest and Average Yields. The following tables set forth certain information relating to our average balance sheet and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual loans. Interest income on securities does not include a tax equivalent adjustment for bank qualified municipal bonds.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2018			June 30, 2017
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$39,577	$169	1.71%	$28,326	$48	0.68%
Securities(1)	83,831	653	3.12%	82,126	621	3.02%
Loans	374,571	4,445	4.75%	348,486	4,105	4.71%
Total interest-earning assets	497,979	5,267	4.23%	458,938	4,774	4.16%
Other assets	38,219			37,252
Total assets	$536,198			$496,190

Interest-bearing liabilities
Demand & NOW accounts	$50,581	$14	0.11%	$50,820	$16	0.13%
Money market accounts	115,484	198	0.69%	83,763	59	0.28%
Savings accounts	53,769	7	0.05%	54,435	7	0.05%
Time deposits	149,216	482	1.29%	148,250	417	1.13%
Borrowed funds	26,446	140	2.12%	19,390	97	2.00%
Other interest-bearing liabilities	827	19	9.19%	886	21	9.48%
Total interest-bearing liabilities	396,323	860	0.87%	357,544	617	0.69%
Other non-interest bearing liabilities	61,258			61,201
Stockholders' equity	78,617			77,445
Total liabilities & stockholders' equity	$536,198			$496,190
Net interest income		$4,407			$4,157
Interest rate spread			3.36%			3.47%
Net interest margin			3.54%			3.62%

(1)	The tax equivalent adjustment for bank qualified municipal securities results in rates of 3.62% and 4.09% for the three months ended June 30, 2018 and 2017, respectively.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2018			June 30, 2017
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$36,034	$282	1.57%	$28,950	$86	0.59%
Securities(1)	82,304	1,276	3.10%	84,309	1,279	3.03%
Loans	372,014	8,817	4.74%	341,863	8,167	4.78%
Total interest-earning assets	490,352	10,375	4.23%	455,122	9,532	4.19%
Other assets	38,075			37,021
Total assets	$528,427			$492,143

Interest-bearing liabilities
Demand & NOW accounts	$50,081	$27	0.11%	$51,114	$32	0.13%
Money market accounts	109,789	334	0.61%	81,964	111	0.27%
Savings accounts	53,195	15	0.06%	53,791	15	0.06%
Time deposits	149,323	942	1.26%	148,008	818	1.11%
Borrowed funds	26,696	279	2.09%	19,171	189	1.97%
Other interest-bearing liabilities	832	39	9.38%	901	42	9.32%
Total interest-bearing liabilities	389,916	1,636	0.84%	354,949	1,207	0.68%
Other non-interest bearing liabilities	59,889			60,073
Stockholders' equity	78,622			77,121
Total liabilities & stockholders' equity	$528,427			$492,143
Net interest income		$8,739			$8,325
Interest rate spread			3.39%			3.51%
Net interest margin			3.56%			3.66%

(1)	The tax equivalent adjustment for bank qualified municipal securities results in rates of 3.61% and 4.10% for the six months ended June 30, 2018 and 2017, respectively.

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

	Three Months Ended June 30, 2018
	Compared to
	Three Months Ended June 30, 2017
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$96	$25	$121
Securities	19	13	32
Loans, including fees	31	309	340
Total interest-earning assets	146	347	493
Interest-bearing liabilities:
Demand & NOW accounts	(2)	-	(2)
Money market accounts	110	29	139
Savings accounts	-	-	-
Time deposits	62	3	65
Total deposits	170	32	202
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	5	36	41
Total interest-bearing liabilities	175	68	243
Total change in net interest income	$(29)	$279	$250

	Six Months Ended June 30, 2018
	Compared to
	Six Months Ended June 30, 2017
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$170	$26	$196
Securities	28	(31)	(3)
Loans, including fees	(65)	715	650
Total interest-earning assets	133	710	843
Interest-bearing liabilities:
Demand & NOW accounts	(4)	(1)	(5)
Money market accounts	175	48	223
Savings accounts	-	-	-
Time deposits	117	7	124
Total deposits	288	54	342
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	12	75	87
Total interest-bearing liabilities	300	129	429
Total change in net interest income	$(167)	$581	$414

The average balance of the loan portfolio increased by $26.1 million, or 7.5%, during the three months ended June 30, 2018 as compared to the second quarter of 2017. This increase was primarily due to an increase in the average balance of higher yielding commercial real estate, home equity and commercial business loans, which had a positive impact on the overall average yield of interest-earning assets during the second quarter of 2018, which increased by seven basis points. The 18 basis points increase in the average interest rate paid on interest bearing liabilities during the three month period ended June 30, 2018 as compared to second quarter 2017 was primarily due to an increase in the average interest rates being paid as a result of an increase in market rates and competition for deposit accounts.  The net interest margin and interest rate spread decreased by eight basis points and eleven basis points, respectively, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to the increase in average interest rates being paid on interest bearing liabilities during the second quarter of 2018.

The average balance of the loan portfolio increased by $30.2 million, or 8.8%, during the six months ended June 30, 2018 as compared to the same six month period in 2017. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of higher yielding commercial real estate, home equity and commercial business loans.  The decrease in the average yield of the loan portfolio during the six months ended June 30, 2018, when compared to the same period in the prior year, was partially due to the prior year receipt of $202,000 of interest income on one non-performing commercial real estate loan which paid off during the six months ended June 30, 2017. The increase in the average interest rate paid on interest bearing liabilities during the six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to an increase in the average interest rates being paid on money market accounts, time deposit accounts and borrowings as a result of an increase in market rates and competition for deposit accounts.  The  increase in average interest rates being paid on interest bearing liabilities and the prior year receipt of $202,000 of loan interest income on one non-performing commercial real estate loan which paid off during the first six months of 2017 resulted in a decrease in the net interest margin and interest rate spread. The net interest margin and interest rate spread decreased by ten basis points and twelve basis points, respectively, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to the increase in average interest rates being paid on interest bearing liabilities during the six months ended June 30, 2018.

Comparison of Financial Condition at June 30, 2018 and December 30, 2017

Total assets at June 30, 2018 were $543.3 million, an increase of $24.3 million, or 4.7%, from $519.0 million at December 31, 2017.  The increase in total assets was primarily due to a $17.3 million increase in loans receivable, a $4.5 million increase in securities available for sale and a $2.2 million increase in cash and cash equivalents.

Cash and cash equivalents increased by $2.2 million, or 5.4%, from $40.9 million at December 31, 2017 to $43.1 million at June 30, 2018.  The increase was primarily due to a $27.2 million increase in deposits, partially offset by a net cash outflow of $17.8 million relating to net loan originations and principal collections and a net outflow of $5.8 million for purchases, sales and maturities on the investment portfolio during the six months ended June 30, 2018.

Securities available for sale increased by $4.5 million, or 5.6%, to $84.9 million at June 30, 2018 compared to $80.4 million at December 31, 2017.  The increase was primarily due to $10.0 million of new securities purchased, partially offset by the receipt of $4.3 million for maturities, prepayments and calls of securities and a $1.3 million decrease in unrealized gains on the securities portfolio during the six months ended June 30, 2018. The decrease in unrealized gains on the securities portfolio was primarily due to an increase in market interest rates during the first six months of 2018.

Net loans receivable increased during the six months ended June 30, 2018 as shown in the table below:

	At June 30,	At December 31,	Change
	2018	2017	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$145,174	$144,565	$609	0.4%
Home equity	39,957	38,078	1,879	4.9%
Commercial	136,902	122,747	14,155	11.5%
Construction - Commercial	29,248	30,802	(1,554)	(5.0)%
Construction - Residential, one- to four-family	241	49	192	391.8%
Total real estate loans	351,522	336,241	15,281	4.5%
Other Loans:
Commercial	29,713	27,612	2,101	7.6%
Consumer	1,365	1,355	10	0.7%
Total gross loans	382,600	365,208	17,392	4.8%
Allowance for loan losses	(3,474)	(3,283)	(191)	5.8%
Net deferred loan costs	3,193	3,138	55	1.8%
Loans receivable, net	$382,319	$365,063	$17,256	4.7%

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

	At June 30,	At December 31,
	2018	2017
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$120	$-
Home equity	4	-
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	-	-
Total	$124	$-
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,161	$2,196
Home equity	273	235
Commercial	2,111	1,323
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	76	54
Consumer	22	25
Total non-accrual loans	4,643	3,833
Total non-performing loans	4,767	3,833
Foreclosed real estate	479	435
Total non-performing assets	$5,246	$4,268
Ratios:
Non-performing loans as a percent of total loans:	1.25%	1.05%
Non-performing assets as a percent of total assets:	0.97%	0.82%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Home equity	$19	$19
Performing loans
Real estate loans:
Residential, one- to four-family	$181	$184
Home equity	-	2

Total non-performing loans increased by $934,000, or 24.4%, to $4.8 million at June 30, 2018 from $3.8 million at December 31, 2017, primarily due to an increase in non-performing commercial real estate loans. Management is actively pursuing all actions necessary to collect the outstanding balance on all non-performing loans, which may include foreclosure on the related properties.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$3,283	$2,882
Provision for loan losses	190	375
Charge-offs:
Real estate loans:
Residential, one- to four-family	-	-
Home equity	-	(3)
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	(18)
Consumer	(23)	(28)
Total charge-offs	(23)	(49)
Recoveries:
Real estate loans:
Residential, one- to four-family	18	1
Home equity	1	3
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	1	1
Consumer	4	10
Total recoveries	24	15
Net recoveries (charge-offs)	1	(34)
Balance at end of period	$3,474	$3,223
Average loans outstanding	$372,014	$341,863
Allowance for loan losses as a percent of total net loans	0.91%	0.89%
Allowance for loan losses as a percent of non-performing loans	72.88%	78.10%
Ratio of net charge-offs to average loans outstanding(1)	0.00%	(0.02)%

(1) Annualized

The table below shows changes in deposit balances by type of deposit account between June 30, 2018 and December 31, 2017:

	At June 30,	At December 31,	Change
	2018	2017	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$56,974	$54,618	$2,356	4.3%
Interest bearing	52,600	49,869	2,731	5.5%
Money market	121,038	99,305	21,733	21.9%
Savings	53,334	52,922	412	0.8%
Total core deposits	283,946	256,714	27,232	10.6%
Non-core Deposits
Time deposits	148,365	148,439	(74)	-%
Total deposits	$432,311	$405,153	$27,158	6.7%

The increase in total deposits was primarily due to growth in core deposits. The growth in core deposits was the result of the Company’s continued strategic focus on growing lower-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $2.3 million, or 8.5%, from $27.0 million at December 31, 2017 to $24.7 million at June 30, 2018. Excess liquidity was used to pay off long-term debt which matured during the first six months of 2018.

Total stockholders’ equity increased $154,000, or 0.2%, from $78.4 million at December 31, 2017 to $78.5 million at June 30, 2018.  The increase in stockholders’ equity was primarily attributed to net income of $1.9 million and a $100,000 increase in additional paid in capital attributed to stock based compensation, partially offset by $892,000 in other comprehensive losses, $572,000 of stock repurchases and $458,000 in cash dividends paid during the first six months of 2018.

Comparison of Results of Operations for the Three Months Ended June 30, 2018 and 2017

General. Net income was $1.0 million for the three months ended June 30, 2018, or $0.16 per diluted share, a decrease of $136,000, or 11.9%, compared to net income of $1.1 million, or $0.19 per diluted share, for the three months ended June 30, 2017.  Net income for the three months ended June 30, 2018 reflected a $280,000 increase in non-interest expenses, a $150,000 decrease in non-interest income and a $90,000 increase in provision for loan losses which was partially offset by a $250,000 increase in net interest income and a $134,000 decrease in income tax expense.

Interest Income.    Interest income increased by $493,000, or 10.3%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to an increase in loan interest income. Loan interest income increased by $340,000, or 8.3%, to $4.4 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to an increase in the average balance of the loan portfolio by $26.1 million, or 7.5%, from $348.5 million for the three months ended June 30, 2017 to $374.6 million for the three months ended June 30, 2018. The average yield on the loan portfolio increased from 4.71% for the three months ended June 30, 2017 to 4.75% for the three months ended June 30, 2018. The increase in the average balance and average yield of loans was primarily due to an increase in the average balance of higher yielding commercial real estate, home equity and commercial business loans.

Investment interest income increased $32,000, or 5.2%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  The average yield on the investment portfolio increased from

3.02% for the three months ended June 30, 2017 to 3.12% for the three months ended June 30, 2018. The increase in the average yield was primarily due to the purchase of higher yielding securities and the paydowns and sales of lower yielding securities. The average balance of the investment portfolio increased from $82.1 million for the three months ended June 30, 2017 to $83.8 million for the three months ended June 30, 2018. The increase was primarily due to the purchase of securities, which was partially offset by sales proceeds and paydowns received on the securities portfolio since June 30, 2017.

Other interest income was $169,000 for the three months ended June 30, 2018, a $121,000, or 252.1%, increase as compared to the three months ended June 30, 2017.  This increase was primarily due to a 103 basis points increase in the average yield on the interest-earning deposits and federal funds sold portfolio. The average yield increased from 0.68% for the three months ended June 30, 2017 to 1.71% for the three months ended June 30, 2018. The average yield increased as a result of a 75 basis points increase in the fed funds rate since June 30, 2017. The average balance of the interest-earning deposits and federal funds sold portfolio increased by $11.3 million, or 39.7%, from $28.3 million for the three months ended June 30, 2017 to $39.6 million for the three months ended June 30, 2018. The increase in the average balance was primarily due to an increase in deposits that have not yet been utilized to fund loan originations or securities purchases.

Interest Expense.    Interest expense increased $243,000, or 39.4%, to $860,000 for the three months ended June 30, 2018 compared to $617,000 for the three months ended June 30, 2017.   Interest paid on deposits increased by $202,000, or 40.5%, to $701,000 for the three months ended June 30, 2018 when compared to the three months ended June 30, 2017. Interest expense was primarily impacted by a 41 and 16 basis points increase, respectively, in the average interest rates paid on money market and time deposit accounts as a result of the increase in short term market interest rates since June 30, 2017. The increase was also due to a $30.8 million increase in average core deposits for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as a result of the Company’s continued strategic focus on growing lower cost core deposits. The average balance of deposits for the three months ended June 30, 2018 was $369.1 million with an average rate of 0.76% compared to the average balance of deposits of $337.3 million and an average rate of 0.59% for the three months ended June 30, 2017.

The interest expense related to advances from the FHLBNY increased $43,000, or 44.3%, to $140,000 for the three months ended June 30, 2018 when compared to the three months ended June 30, 2017, as a result of an increase in the average balance and average rate of FHLBNY advances. The average balance of advances from the FHLBNY for the three months ended June 30, 2018 was $26.4 million with an average rate of 2.12% compared to an average balance of $19.4 million and an average rate of 2.00% for the three months ended June 30, 2017. The increase in the average balance was due to additional borrowings that allowed the Bank to take advantage of low fixed-rates to fund loan growth and the increase in the average rate paid was primarily due to the increase in market interest rates since the three months ended June 30, 2017.

Provision for Loan Losses.  An $115,000 provision to the allowance for loan losses was recorded during the three months ended June 30, 2018, which was a $90,000, or 360.0%, increase in comparison to the provision recorded during the three months ended June 30, 2017. The increase in the provision expense was primarily due to the downgrade in loan classification for one commercial business loan and an increase in reserves associated with impaired commercial real estate loans during the three months ended June 30, 2018.

The $115,000 provision recorded during the three months ended June 30, 2018 was a result of a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.  The quarterly evaluation consisted of the following:

•	$182,000 provision for commercial real estate loans, which included a:
o

$122,000 general allowance on performing commercial real estate loans, primarily due to a $10.6 million increase in the loan portfolio during the second quarter of 2018 to reflect inherent losses within the portfolio;

o	$60,000 provision for an increase in reserves associated with impaired commercial real estate loans during the three months ended June 30, 2018;
•	$27,000 net provision for commercial business loans which included a:

o	$72,000 provision to reflect the downgrade of one commercial business loan; which was partially offset by a
o	$45,000 credit provision for changes in the related environmental factors used to qualitatively assess inherent loan losses on commercial business loans;
•	$90,000 net credit for one-to four-family, home equity, consumer and construction – commercial loans, which included a:
o	$69,000 credit provision for changes in the related environmental factors used to qualitatively assess inherent loan losses on one-to four-family and home equity loans; and
o	$21,000 decrease in general allowance on performing commercial - construction loans, primarily due to a $1.8 million decrease in the loan portfolio during the second quarter of 2018; and
•

$4,000 unallocated credit to the provision for loan losses, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the three months ended June 30, 2017, the Company recorded a $25,000 provision to the allowance for loan losses.  The provision primarily consisted of the following:

•	$80,000 net credit provision for commercial real estate loans which included a:
o

$140,000 credit provision attributed to a net decrease in reserves being set aside for impaired loans.  This was primarily due to an increase in the estimated value of the collateral for one impaired commercial real estate loan, as a result of an increase in the occupancy rate; which was partially offset by

o

$60,000 provision to record probable inherent losses on commercial real estate loans originated during the quarter. The commercial real estate loan portfolio increased by $5.3 million, or 4.5%, during the three months ended June 30, 2017;

•

$110,000 provision on performing construction loans primarily due to a $9.9 million, or 55.2%, increase in the construction loan portfolio during the three months ended June 30, 2017, to reflect inherent losses within the portfolio;

•	$50,000 credit provision for commercial business loans primarily related to changes in the environmental factors used to qualitatively assess inherent loan losses;
•	$28,000 provision on one-to four-family, home equity and consumer loans primarily to reflect an increase in classified loans during the three months ended June 30, 2017; and
•	$17,000 provision to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-interest Income.    Non-interest income decreased by $150,000, or 18.6%, to $657,000 for the three months ended June 30, 2018 as compared to $807,000 for the three months ended June 30, 2017. The decrease was primarily attributed to a $197,000 pre-tax realized gain on the sale of securities during the second quarter of 2017 as compared to there being no sales of securities during the second quarter of 2018. The decrease was partially offset by a $36,000 increase in recoveries on previously impaired investment securities during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Non-interest Expenses.  Non-interest expenses increased $280,000, or 8.0%, from $3.5 million for the three months ended June 30, 2017 to $3.8 million for the three months ended June 30, 2018.  Salaries and employee benefits increased $212,000, or 11.6%, primarily due to annual salary increases and higher expenses related to health insurance, retirement benefits and stock compensation awards.  Other expenses increased $41,000, or 13.8%, primarily due to an increase in charitable donations. Data processing expenses increased $25,000, or 8.1%, due to implementation of new technology and growth in deposit and loan accounts.  Advertising expenses increased $24,000, or 16.6%, primarily due to the development of new marketing campaigns during the second quarter of 2018.  These increases were partially offset by a decrease in expenses for postage and supplies of $27,000, or 33.3%.

Income Taxes Expense.  Income tax expense decreased by $134,000, or 45.4%, from $295,000 for the three months ended June 30, 2017 to $161,000 for the three months ended June 30, 2018.  The income tax expense decreased primarily due to a decrease in the effective tax rate and a decrease in income before taxes.  The effective tax rate for the three months ended June 30, 2018 was 13.8%, while the effective tax rate for the three months ended June 30, 2017 was 20.5%.  The decrease in the effective tax rate was primarily due to the Tax Cuts and Jobs Act (“Tax Act”) which lowered the federal corporate tax rate from 34% to 21% as of January 1, 2018. The impact of the lower corporate tax rate was partially offset by a decrease in the projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance in relation to our projection of pre-tax income for the current year.

Comparison of Results of Operations for the Six Months Ended June 30, 2018 and 2017

General.    Net income was $1.94 million for the six months ended June 30, 2018, or $0.32 per diluted share, an increase of $84,000, or 4.5%, compared to net income of $1.86 million, or $0.30 per diluted share, for the six months ended June 30, 2017.  Net income for the six months ended June 30, 2018 reflected a $414,000 increase in net interest income, an $185,000 decrease in provision for loan losses and a $136,000 decrease in income tax expense which was partially offset by a $461,000 increase in non-interest expenses and a $190,000 decrease in non-interest income.

Interest Income.    Interest income increased by $843,000, or 8.4%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in loan interest income. Loan interest income increased by $650,000, or 8.0%, to $10.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to an increase in the average balance of the loan portfolio by $30.2 million, or 8.8%, from $341.9 million for the six months ended June 30, 2017 to $372.0 million for the six months ended June 30, 2018. The increase in the average balance was primarily due to an increase in the average balance of higher yielding commercial real estate, home equity and commercial business loans. The average yield on the loan portfolio decreased from 4.78% for the six months ended June 30, 2017 to 4.74% for the six months ended June 30, 2018. The decrease in the average yield on the loan portfolio was primarily due to the prior year receipt of $202,000 of interest income on one non-performing commercial real estate loan which paid off during the first six months of 2017. The average yield on the loan portfolio would have been 4.66% for the six months ended June 30, 2017 if the $202,000 of interest income received on the non-performing loan payoff was excluded.

Investment interest income decreased $3,000, or 0.2%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The average yield on the investment portfolio increased from 3.03% for the six months ended June 30, 2017 to 3.10% for the six months ended June 30, 2018. The increase in the average yield was primarily due to the purchase of higher yielding securities and the paydowns and sales of lower yielding securities. The average balance of the investment portfolio decreased from $84.3 million for the six months ended June 30, 2017 to $82.3 million for the six months ended June 30, 2018. The decrease was primarily due to sales proceeds and paydowns received on the securities portfolio, partially offset by securities purchases since June 30, 2017.

Other interest income was $282,000 for the six months ended June 30, 2018, which was a $196,000, or 227.9%, increase when compared to the six months ended June 30, 2017.  This increase was primarily due to a 98 basis points increase in the average yield on the interest-earning deposits and federal funds sold portfolio. The average yield increased from 0.59% for the six months ended June 30, 2017 to 1.57% for the six months ended June 30, 2018. The average yield increased as a result of a 75 basis points increase in the fed funds rate since June 30, 2017. The average balance of the interest-earning deposits and federal funds sold portfolio increased by $7.1 million, or 24.5%, from $29.0 million for the six months ended June 30, 2017 to $36.0 million for the six months ended June 30, 2018. The increase in the average balance was primarily due to an increase in deposits that have not yet been used to fund loan originations or securities purchases.

Interest Expense.    Interest expense increased $429,000, or 35.5%, to $1.6 million for the six months ended June 30, 2018 compared to $1.2 million for the six months ended June 30, 2017.   Interest paid on deposits increased by $342,000, or 35.0%, to $1.3 million for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017. Interest expense was primarily impacted by a 34 and 15 basis points increase, respectively, in the average interest rates paid on money market and time deposit accounts as a result of the increase in short term market interest rates since June 30, 2017. The increase was also due to a $26.2 million increase in average core deposits for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 as a result of the Company’s continued strategic focus on growing lower cost core deposits. The average balance of deposits for the six months ended June 30, 2018 was $362.4 million with an average rate of 0.73% compared to the average balance of deposits of $334.9 million and an average rate of 0.58% for the six months ended June 30, 2017.

The interest expense related to advances from the FHLBNY increased $90,000, or 47.6%, to $279,000 for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017, as a result of an increase in the average balance and average rate of FHLBNY advances. The average balance of advances from the FHLBNY for the six months ended June 30, 2018 was $26.7 million with an average rate of 2.09% compared to an average balance of $19.2 million and an average rate of 1.97% for the six months ended June 30, 2017. The increase in the average balance was due to additional borrowings that allowed the Bank to take advantage of low fixed-rates to fund loan growth and the increase in the average rate paid was primarily due to the increase in market interest rates since the six months ended June 30, 2017.

Provision for Loan Losses.  A $190,000 provision to the allowance for loan losses was recorded during the six months ended June 30, 2018, which was an $185,000, or 49.3%, decrease in comparison to the provision recorded during the six months ended June 30, 2017. The decrease in provision expense was primarily due to a higher provision being recorded for the downgrade in loan classification for two commercial loan relationships during the six months ended June 30, 2017.  As of June 30, 2018, these specific commercial loans were performing, and well collateralized by commercial real estate, as well as by fixtures and equipment.

The $190,000 provision recorded during the six months ended June 30, 2018 was a result of a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.  The quarterly evaluations consisted of the following:

•	$224,000 net provision for commercial real estate loans, which included a:
o

$155,000 general allowance on performing commercial real estate loans, primarily due to a $14.2 million, or 11.5%, increase in the loan portfolio since December 31, 2017, to reflect inherent losses within the portfolio;

o	$90,000 provision for a commercial real estate loan which became impaired during the six months ended June 30, 2018; which was partially offset by a
o	$21,000 credit to reflect a $199,000 decrease in criticized and classified commercial real estate loans during the six months ended June 30, 2018;
•	$113,000 net provision for commercial business loans which included a:
o	$68,000 net provision for increased reserves on criticized and classified commercial business loans;
o	$39,000 provision for changes in the related environmental factors used to qualitatively assess inherent loan losses on commercial business loans;
o

$37,000 provision to reflect inherent risk associated with growth in commercial business loan originations. The commercial business loan portfolio increased by $2.1 million, or 7.6%, since December 31, 2017; which was partially offset by a

o	$31,000 credit to reflect a decrease in the historical average net charge-offs for this loan type over the last five years;
•	$130,000 credit for one-to four-family, home equity, construction - commercial, and consumer loans which included a:
o	$72,000 credit provision for changes in the related environmental factors used to qualitatively assess inherent loan losses on one-to four-family, home equity loans and consumer loans;
o	$40,000 credit for one-to four-family, home equity, construction and consumer loans primarily to reflect a decrease in the historical average net charge-offs for these loan 47 types over the last five years and for net recoveries recorded during the six months ended June 30, 2018;
o	$18,000 decrease in general allowance on performing commercial - construction loans, primarily due to a $1.8 million decrease in the loan portfolio during the six months ended June 30, 2018; and
•

$17,000 unallocated credit to the provision for loan losses, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the six months ended June 30, 2017, the Company recorded a $375,000 provision to the allowance for loan losses.  The provision consisted of the following:

•

$153,000 provision on performing construction loans primarily due to a $9.9 million, or 55.2%, increase in the construction loan portfolio during the six months ended June 30, 2017, to reflect inherent losses within the portfolio;

•	$85,000 net provision for commercial real estate loans consisting of:
o

$215,000 provision was recorded to appropriately reflect risk associated with growth in commercial real estate loan originations. The commercial real estate loan portfolio increased by $15.7 million, or 14.7%, since December 31, 2016;

o

$186,000 provision was recorded due to the downgrade of two performing commercial loan relationships from a special mention to substandard classification. These two loan relationships totaled $1.2 million as of June 30, 2017 with a loan to value ratio of 49.3% and 63.3%, respectively; which was partially offset by a

o	$176,000 credit provision related to changes in the related environmental factors used to qualitatively assess inherent loan losses on commercial real estate loans; and
o

$140,000 credit provision related to reserves set aside for impaired loans. The decrease in impaired reserves was primarily due to an increase in the estimated value of the collateral for one impaired commercial real estate loan, as a result of an increase in the occupancy rate;

o

$80,000 provision for one-to four family, home equity, commercial business and consumer loans to reflect an increase in the historical average net charge-offs for these loans types over the last five years and due to net charge-offs during the six months ended June 30, 2017;

o	$57,000 provision to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-interest Income.    Non-interest income decreased by $190,000, or 13.2%, to $1.2 million for the six months ended June 30, 2018 as compared to $1.4 million for the six months ended June 30, 2017. The decrease was primarily attributed to a $222,000 pre-tax realized gain on the sale of securities during the six months ended June 30, 2017 as compared to there being no sales of securities during the six months ended June 30, 2018. The decrease was partially offset by a $19,000 increase in recoveries on previously impaired investment securities and a $14,000 increase on unrealized gains on equity securities during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Non-interest Expenses.  Non-interest expenses increased $461,000, or 6.5%, from $7.1 million for the six months ended June 30, 2017 to $7.5 million for the six months ended June 30, 2018.  Salaries and employee benefits increased $387,000, or 10.4%, primarily due to annual salary increases and higher expenses related to health insurance, retirement benefits and stock compensation awards.  Other expenses increased $63,000, or 11.0%, primarily due to an increase in charitable donations and loan related origination costs. Data processing expenses increased $46,000, or 7.5%, due to implementation of new technology and growth in deposit and loan accounts.  These increases were partially offset by a decrease in expense for occupancy and equipment of $27,000, or 2.3%, and a decrease in expenses for postage and supplies of $26,000, or 18.1%.

Income Taxes Expense.  Income tax expense decreased by $136,000, or 30.2%, from $450,000 for the six months ended June 30, 2017 to $314,000 for the six months ended June 30, 2018.  The income tax expense decreased primarily due to a decrease in the effective tax rate.  The effective tax rate for the six months ended June 30, 2018 was 13.9%, while the effective tax rate for the six months ended June 30, 2017 was 19.5%.  The decrease in the effective tax rate was primarily due to the Tax Act which lowered the federal corporate tax rate from 34% to 21% as of January 1, 2018. The impact of the lower corporate tax rate was partially offset by a decrease in the projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance in relation to our projection of pre-tax income for the current year.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, interest earning deposits at other financial institutions and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of June 30, 2018, the maximum amount that we can borrow from the FHLBNY was $104.0 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At June 30, 2018, we had outstanding advances under this agreement of $24.7 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.0 million and a fair value of $11.2 million as of June 30, 2018. There were no balances outstanding with the Federal Reserve Bank at June 30, 2018. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of June 30, 2018.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the six months ended June 30, 2018, we originated loans of approximately $54.9 million as compared to approximately $73.8 million of loans originated during the six months ended June 30, 2017. Loan originations exceeded principal repayments and other deductions during the first six months of 2018 by $17.8 million. The loan originations were funded through principal payments received on loans and securities, proceeds from the sale of securities, customer deposits, borrowings and cash reserves. Purchases of investment securities totaled $10.1 million and $1.7 million during the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, we had loan commitments to borrowers of approximately $34.3 million and overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit of approximately $44.0 million. Total deposits were $432.3 million at June 30, 2018, as compared to $405.2 million at December 31, 2017. The increase in total deposits was primarily due to growth in core deposits during the first six months of 2018. The Company’s strategic focus is on growing lower-cost core deposits among its retail and commercial customers in an effort to manage interest expenses. Time deposit accounts scheduled to mature within one year were $58.7 million at June 30, 2018. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

As of June 30, 2018, as shown in the table below, the Bank’s Tier 1 and risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions, as determined by the Office of the Comptroller of the Currency (the “OCC”), our primary regulator.

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

At June 30, 2018	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 ("CET1") capital (to risk-weighted assets)	19.55%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	19.55%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	20.47%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	13.81%	>=	4.00%	>=	5.00%
At December 31, 2017	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CET 1 capital (to risk-weighted assets)	20.82%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	20.82%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	21.75%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	14.40%	>=	4.00%	>=	5.00%

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2018, the Bank's capital conservation buffer was 12.47% exceeding the minimum of 1.875% for 2018.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of loan commitments outstanding as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended June 30, 2018:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

April 1 through April 30, 2018	10,000	$16.93	10,000	37,401
May 1 through May 31, 2018	3,300	16.90	3,300	34,101
June 1 through June 30, 2018	1,000	17.20	1,000	120,190
Total	14,300	$16.94	14,300	120,190
(1)

On May 16, 2018, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 121,190 shares of our outstanding common stock. This amount represented approximately 5% of our outstanding common stock not owned by the MHC as of May 16, 2018. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs. This plan superseded the prior Board of Directors approved stock repurchase plan from December 11, 2015 which had 34,101 shares available to purchase at May 15, 2018.

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

LAKE SHORE BANCORP, INC.
(Registrant)

August 10, 2018	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2018	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)