Form 10-Q
period 2018-09-30
LAKE SHORE BANCORP, INC.
filed 2018-11-13
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes  [X]No  [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  [X]No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

There were 6,019,919 shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 8, 2018.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2018	2017
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,792	$7,709
Interest earning deposits	2,459	6,570
Federal funds sold	27,818	26,634
Cash and Cash Equivalents	38,069	40,913
Securities available for sale	83,147	80,421
Federal Home Loan Bank stock, at cost	1,545	1,631
Loans receivable, net of allowance for loan losses 2018 $3,388; 2017 $3,283	388,437	365,063
Premises and equipment, net	9,383	9,373
Accrued interest receivable	2,044	1,801
Bank owned life insurance	20,100	18,077
Other assets	3,428	1,698
Total Assets	$546,153	$518,977
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$376,892	$350,535
Non-interest bearing	59,009	54,618
Total Deposits	435,901	405,153
Long-term debt	24,650	26,950
Advances from borrowers for taxes and insurance	1,625	3,000
Other liabilities	5,176	5,499
Total Liabilities	$467,352	$440,602
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,827,741 shares issued and 6,046,819 shares outstanding at September 30, 2018 and 6,827,741 shares issued and 6,098,323 shares outstanding at December 31, 2017	$68	$68
Additional paid-in capital	30,870	30,719
Treasury stock, at cost (780,922 shares at September 30, 2018 and 729,418 shares at December 31, 2017)	(8,137)	(7,309)
Unearned shares held by ESOP	(1,471)	(1,535)
Unearned shares held by compensation plans	(273)	(540)
Retained earnings	58,339	56,181
Accumulated other comprehensive (loss) income	(595)	791
Total Stockholders' Equity	78,801	78,375
Total Liabilities and Stockholders' Equity	$546,153	$518,977

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$4,663	$4,289	$13,480	$12,456
Investment securities, taxable	267	189	753	597
Investment securities, tax-exempt	403	388	1,193	1,259
Other	157	81	439	167
Total Interest Income	5,490	4,947	15,865	14,479
Interest Expense
Deposits	783	523	2,101	1,499
Long-term debt	134	139	413	328
Other	38	20	77	62
Total Interest Expense	955	682	2,591	1,889
Net Interest Income	4,535	4,265	13,274	12,590
Provision for Loan Losses	125	75	315	450
Net Interest Income after Provision for Loan Losses	4,410	4,190	12,959	12,140
Non-Interest Income
Service charges and fees	457	441	1,371	1,353
Earnings on bank owned life insurance	103	91	273	268
Unrealized (loss) gain on equity securities	(5)	-	9	-
Recovery on previously impaired investment securities	34	25	124	96
Gain on sale of securities available for sale	-	22	-	244
Net gain on sale of loans	4	1	10	10
Other	36	37	89	83
Total Non-Interest Income	629	617	1,876	2,054
Non-Interest Expenses
Salaries and employee benefits	2,083	1,898	6,182	5,610
Occupancy and equipment	587	565	1,735	1,740
Data processing	337	320	1,000	937
Professional services	237	231	716	703
Advertising	151	127	473	439
Postage and supplies	71	53	189	197
FDIC Insurance	40	38	114	111
Other	331	381	968	955
Total Non-Interest Expenses	3,837	3,613	11,377	10,692
Income before Income Taxes	1,202	1,194	3,458	3,502
Income Tax Expense	144	254	458	704
Net Income	$1,058	$940	$3,000	$2,798
Basic and diluted earnings per common share	$0.17	$0.15	$0.49	$0.46
Dividends declared per share	$0.10	$0.08	$0.30	$0.24

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,
	2018	2017
	(Unaudited)
	(Dollars in thousands)
Net Income	$1,058	940
Other Comprehensive Loss, net of tax benefit:
Unrealized holding losses on securities available for sale, net of tax benefit	(467)	(60)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(27)	(16)
Net gain on sale of securities included in net income, net of tax expense	-	(15)
Total Other Comprehensive Loss	(494)	(91)
Total Comprehensive Income	$564	$849

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
	(Dollars in thousands)
Net Income	$3,000	$2,798
Other Comprehensive Loss, net of tax benefit:
Unrealized holding losses on securities available for sale, net of tax benefit	(1,444)	(34)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(98)	(63)
Net gain on sale of securities included in net income, net of tax expense	-	(161)
Total Other Comprehensive Loss	(1,542)	(258)
Total Comprehensive Income	$1,458	$2,540

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2018 and 2017 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income (Loss)	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2017	$68	$30,532	$(7,300)	$(1,620)	$(578)	$53,546	$1,382	$76,030
Net income	-	-	-	-	-	2,798	-	2,798
Other comprehensive loss, net of tax benefit of $133	-	-	-	-	-	-	(258)	(258)
ESOP shares earned (5,951 shares)	-	30	-	64	-	-	-	94
Stock based compensation	-	33	-	-	-	-	-	33
Compensation plan shares granted (27,348 shares)	-	-	270	-	(270)	-	-	-
Compensation plan shares forfeited (1,104 shares)	-	-	(10)	-	10	-	-	-
Compensation plan shares earned (20,569 shares)	-	72	-	-	220	-	-	292
Purchase of treasury stock, at cost (17,100 shares)	-	-	(269)	-	-	-	-	(269)
Cash dividends declared ($0.24 per share)	-	-	-	-	-	(559)	-	(559)
Balance - September 30, 2017	$68	$30,667	$(7,309)	$(1,556)	$(618)	$55,785	$1,124	$78,161

Balance - January 1, 2018	$68	$30,719	$(7,309)	$(1,535)	$(540)	$56,181	$791	$78,375
Net income	-	-	-	-	-	3,000	-	3,000
Other comprehensive loss, net of tax benefit of $410	-	-	-	-	-	-	(1,542)	(1,542)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	-	-	-	-	-	(156)	156	-
ESOP shares earned (5,951 shares)	-	36	-	64	-	-	-	100
Stock based compensation	-	33	-	-	-	-	-	33
Compensation plan shares granted (5,329 shares)	-	-	51	-	(51)	-	-	-
Compensation plan shares forfeited (10,433 shares)	-	-	(99)	-	93	-	-	(6)
Compensation plan shares earned (21,366 shares)	-	82	-	-	225	-	-	307
Purchase of treasury stock, at cost (46,400 shares)	-	-	(780)	-	-	-	-	(780)
Cash dividends declared ($0.30 per share)	-	-	-	-	-	(686)	-	(686)
Balance - September 30, 2018	$68	$30,870	$(8,137)	$(1,471)	$(273)	$58,339	$(595)	$78,801

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,000	$2,798
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	66	88
Net amortization of deferred loan costs	423	425
Provision for loan losses	315	450
Recovery on previously impaired investment securities	(124)	(96)
Unrealized gain on equity securities	(9)	-
Gain on sale of investment securities	-	(244)
Originations of loans held for sale	(777)	(796)
Proceeds from sales of loans held for sale	787	806
Gain on sale of loans	(10)	(10)
Depreciation and amortization	579	648
Increase in bank owned life insurance, net	(273)	(268)
ESOP shares committed to be released	100	94
Stock based compensation expense	334	325
Increase in accrued interest receivable	(243)	(234)
(Increase) decrease in other assets	(6)	161
Decrease in other liabilities	(323)	(99)
Net Cash Provided by Operating Activities	3,839	4,048
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	-	6,510
Maturities, prepayments and calls	6,215	8,980
Purchases	(10,826)	(2,402)
Purchases of Federal Home Loan Bank Stock	(20)	(375)
Redemptions of Federal Home Loan Bank Stock	106	84
Loan origination and principal collections, net	(25,426)	(37,384)
Additions to premises and equipment	(589)	(1,294)
Purchase of bank owned life insurance	(1,750)	-
Net Cash Used in Investing Activities	(32,290)	(25,881)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	30,748	15,030
Net decrease in advances from borrowers for taxes and insurance	(1,375)	(1,475)
Proceeds from issuance of long-term debt	1,500	9,700
Repayment of long-term debt	(3,800)	(1,700)
Purchase of treasury stock	(780)	(269)
Cash dividends paid	(686)	(559)
Net Cash Provided by Financing Activities	25,607	20,727
Net Decrease in Cash and Cash Equivalents	(2,844)	(1,106)
CASH AND CASH EQUIVALENTS - BEGINNING	40,913	45,479
CASH AND CASH EQUIVALENTS - ENDING	$38,069	$44,373
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,564	$1,869
Income taxes paid	$477	$750

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$1,495	$554

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

The interim consolidated financial statements included herein as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The consolidated statements of income for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2018.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of September 30, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update ( “ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02) on January 1, 2018.  ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income.  This issue came about from the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017 that changed the Company’s tax rate from 34% to 21%.  ASU 2018-02 allows an entity to elect a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Act.  The amount of that reclassification should include the effect of tax rate changes on the deferred tax amount, any related valuation allowance and other income tax effects on the items in AOCI. Upon adoption of ASU 2018-02, the Company reclassified the income tax effect of the Tax Act from AOCI to retained earnings. The reclassification increased AOCI and decreased retained earnings by $156,000, with zero net effect on total shareholders’ equity. The Company uses the individual security approach for all available for sale securities when releasing income tax effects remaining in AOCI.

In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”).  ASU 2018-11 makes targeted improvements in order to provide relief to an entity’s costs to implement certain aspects of ASU 2016-02 “Leases” (Topic 842)” (“ASU 2016-02”). ASU 2018-11 allows lessors to combine lease and associated non-lease components by class of underlying asset in contracts that meet certain criteria. For a lessor to qualify for this practical expedient, the lease and related non-lease components must have the same timing and pattern of transfer, and the lease component, if accounted for on a stand-alone basis, would be classified as an operating lease. ASU 2018-11 also provides entities with an optional transition method   that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the ASU 2016-02 adoption period.  This method eliminates the requirement for entities to restate the comparative periods presented to comply with ASU 2016-02. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis. The amount of assets and liabilities to be added to the balance sheet under ASU 2016-02 and ASU 2018-11 are not expected to have a material impact on the Company’s consolidated financial statements per preliminary estimates.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement” (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”).  ASU 2018-13 clarifies the fair value measurement disclosure requirements of Accounting Standards Codification (“ASC”) 820 by adding, eliminating and modifying certain disclosure requirements. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This update is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” (ASU 2016-13).  ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model).  Under the CECL model entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.  Further, ASU 2016-13 made certain targeted amendments to the existing impairment for available for sale (“AFS”) debt securities.  For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  ASU 2016-13 is effective for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers for fiscal periods beginning after December 15, 2019, including interim reporting periods within those periods.  An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  We are currently assessing the potential impact on our consolidated financial statements; however, due to the significant differences in the revised guidance from existing GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on financial instruments.  We are also reviewing the impact of additional disclosures required under ASU 2016-13 on our ongoing financial reporting.  Alternative methodologies are being considered, data requirements and integrity are being reviewed and enhancements to the current process are being considered.  The Company is continuing to evaluate and implement this guidance.

Note 3 – Investment Securities

Debt Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. Government Agencies	$2,012	$-	$(123)	$1,889
Municipal bonds	46,174	522	(265)	46,431
Mortgage-backed securities:
Collateralized mortgage obligations-private label	27	-	-	27
Collateralized mortgage obligations-government sponsored entities	31,626	4	(1,165)	30,465
Government National Mortgage Association	196	6	-	202
Federal National Mortgage Association	2,477	28	(37)	2,468
Federal Home Loan Mortgage Corporation	1,314	13	(29)	1,298
Asset-backed securities-private label	-	291	-	291
Asset-backed securities-government sponsored entities	44	1	-	45
Total Debt Securities	$83,870	$865	$(1,619)	$83,116
Equity Securities	22	9	-	31
Total Securities Available for Sale	$83,892	$874	$(1,619)	$83,147

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. Government Agencies	$2,013	$-	$(26)	$1,987
Municipal bonds	44,256	1,312	(6)	45,562
Mortgage-backed securities:
Collateralized mortgage obligations-private label	30	-	-	30
Collateralized mortgage obligations-government sponsored entities	28,195	28	(569)	27,654
Government National Mortgage Association	229	16	-	245
Federal National Mortgage Association	2,834	95	-	2,929
Federal Home Loan Mortgage Corporation	1,518	35	-	1,553
Asset-backed securities-private label	69	276	(1)	344
Asset-backed securities-government sponsored entities	57	3	-	60
Total Debt Securities	$79,201	$1,765	$(602)	$80,364
Equity Securities	22	35	-	57
Total Securities Available for Sale	$79,223	$1,800	$(602)	$80,421

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At September 30, 2018, thirty-two municipal bonds with a cost of $11.0 million and fair value of $11.1 million were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. At December 31, 2017, thirty-three municipal bonds with a cost of $11.3 million and fair value of $11.7 million were pledged with the FRB. In addition, at September 30, 2018, twenty-one municipal bonds with a cost and fair value of $5.6 million were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2017, twenty municipal bonds with a cost of $5.1 million and fair value of $5.3 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in debt securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
September 30, 2018
U.S. Government Agencies	$1,889	$(123)	$-	$-	$1,889	$(123)
Municipal bonds	8,057	(255)	554	(10)	8,611	(265)
Mortgage-backed securities	15,304	(326)	17,068	(905)	32,372	(1,231)
	$25,250	$(704)	$17,622	$(915)	$42,872	$(1,619)

December 31, 2017
U.S. Government Agencies	$1,987	$(26)	$-	$-	$1,987	$(26)
Municipal bonds	491	(6)	-	-	491	(6)
Mortgage-backed securities	7,547	(57)	17,602	(512)	25,149	(569)
Asset-backed securities -private label	68	(1)	-	-	68	(1)
	$10,093	$(90)	$17,602	$(512)	$27,695	$(602)

The Company reviews all investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly.

At September 30, 2018, the Company’s investment portfolio included several debt securities in the “unrealized losses less than twelve months” category. The debt securities were not evaluated further for OTTI as the unrealized losses on the individual debt securities were less than 20% of book value, which management deemed to be immaterial, the securities were issued by government sponsored enterprises and management has the intent and ability to hold these securities.

At September 30, 2018, the Company had several debt securities in the “unrealized losses twelve months or more” category. These securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value and management has the intent and ability to hold until maturity. Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased.

Management completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of September 30, 2018.  Management concluded that there was a limited risk of principal losses for these securities and that additional OTTI charges were not required as of September 30, 2018 on these securities.

The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive loss, net of tax benefit on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Beginning balance	$435	$554
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(67)	(96)
Ending balance	$368	$458

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the nine months ended September 30, 2018, the Company did not sell any available for sale debt securities. During the nine months ended September 30, 2017, the Company sold eighteen municipal bonds for total proceeds of $6.5 million resulting in realized gains of $244,000.

Equity Securities

At September 30, 2018 and December 31, 2017, available for sale equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the nine months ended September 30, 2018, the Company recognized an unrealized gain of $9,000 on the equity securities, which was recorded in noninterest income in the consolidated statements of income. There were no sales of equity securities during the nine months ended September 30, 2018.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
September 30, 2018:
After one year through five years	$5,472	$5,570
After five years through ten years	24,450	24,772
After ten years	18,264	17,978
Mortgage-backed securities	35,640	34,460
Asset-backed securities	44	336
Equity securities	22	31
	$83,892	$83,147

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

Although the allocations noted below are by loan type, the allowance for loan losses is general in nature and is available to offset losses from any loan in the Company’s portfolio. The unallocated component of the allowance for loan losses reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for existing specific and general losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of September 30, 2018 and December 31, 2017:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2018
Allowance for Loan Losses:
Balance – July 1, 2018	$440	$86	$1,887	$329	$658	$30	$44	$3,474
Charge-offs	(23)	-	(181)	-	-	(9)	-	(213)
Recoveries	-	-	-	-	-	2	-	2
Provision (Credit)	18	2	249	(80)	(48)	2	(18)	125
Balance – September 30, 2018	$435	$88	$1,955	$249	$610	$25	$26	$3,388

Balance – January 1, 2018	$511	$122	$1,663	$347	$544	$35	$61	$3,283
Charge-offs	(23)	-	(181)	-	-	(32)	-	(236)
Recoveries	18	1	-	-	1	6	-	26
Provision (Credit)	(71)	(35)	473	(98)	65	16	(35)	315
Balance – September 30, 2018	$435	$88	$1,955	$249	$610	$25	$26	$3,388
Ending balance: individually evaluated for impairment	$-	$-	$30	$-	$-	$-	$-	$30
Ending balance: collectively evaluated for impairment	$435	$88	$1,925	$249	$610	$25	$26	$3,358

Gross Loans Receivable (1):
Ending balance	$148,792	$41,132	$148,725	$22,150	$26,410	$1,332	$-	$388,541
Ending balance: individually evaluated for impairment	$179	$19	$665	$-	$61	$-	$-	$924
Ending balance: collectively evaluated for impairment	$148,613	$41,113	$148,060	$22,150	$26,349	$1,332	$-	$387,617

(1)	Gross Loans Receivable does not include allowance for loan losses of $(3,388) or deferred loan costs of $3,284.
(2)	Includes one- to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2017
Allowance for Loan Losses:
Balance – July 1, 2017	$471	$124	$1,888	$302	$331	$32	$75	$3,223
Charge-offs	-	-	(75)	-	(2)	(8)	-	(85)
Recoveries	1	1	-	-	-	2	-	4
Provision (Credit)	54	10	(145)	15	167	5	(31)	75
Balance – September 30, 2017	$526	$135	$1,668	$317	$496	$31	$44	$3,217

Balance – January 1, 2017	$432	$114	$1,803	$149	$338	$28	$18	$2,882
Charge-offs	-	(3)	(75)	-	(20)	(36)	-	(134)
Recoveries	2	4	-	-	1	12	-	19
Provision (Credit)	92	20	(60)	168	177	27	26	450
Balance – September 30, 2017	$526	$135	$1,668	$317	$496	$31	$44	$3,217

(1)	Includes one– to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2017
Allowance for Loan Losses:
Balance – December 31, 2017	$511	$122	$1,663	$347	$544	$35	$61	$3,283
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$511	$122	$1,663	$347	$544	$35	$61	$3,283

Gross Loans Receivable (1):
Ending Balance	$144,614	$38,078	$122,747	$30,802	$27,612	$1,355	$-	$365,208
Ending balance: individually evaluated for impairment	$184	$21	$1,498	$-	$54	$-	$-	$1,757
Ending balance: collectively evaluated for impairment	$144,430	$38,057	$121,249	$30,802	$27,558	$1,355	$-	$363,451

(1)	Gross Loans Receivable does not include allowance for loan losses of $(3,283) or deferred loan costs of $3,138.
(2)	Includes one– to four- family construction loans.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Nine Months Ended
	At September 30, 2018			September 30, 2018
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$179	$179	$-	$181	$10
Home equity	19	19	-	19	-
Commercial real estate	409	409	-	413	-
Commercial loans	61	61	-	73	1
Total impaired loans with no related allowance	668	668	-	686	11

With an allowance recorded:
Commercial real estate(1)	256	256	30	1,584	3
Total impaired loans with an allowance	256	256	30	1,584	3

Total of impaired loans:
Residential, one- to four-family	179	179	-	181	10
Home equity	19	19	-	19	-
Commercial real estate	665	665	30	1,997	3
Commercial loans	61	61	-	73	1
Total impaired loans	$924	$924	$30	$2,270	$14

(1) Two commercial real estate loans with a combined recorded investment of $1.4 million and a related allowance of $60,000 were foreclosed upon during the nine months ended September 30, 2018 and included in Other Assets on the Consolidated Statement of Financial Condition at September 30, 2018.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2017			December 31, 2017
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$184	$184	$-	$197	$15
Home equity	21	21	-	21	-
Commercial real estate	1,498	1,498	-	1,674	222
Commercial loans	54	54	-	54	-
Total impaired loans with no related allowance	1,757	1,757	-	1,946	237

With an allowance recorded:
Commercial real estate(1)	-	-	-	230	-
Commercial loans(2)	-	-	-	50	6
Total impaired loans with an allowance	-	-	-	280	6

Total of impaired loans:
Residential, one- to four-family	184	184	-	197	15
Home equity	21	21	-	21	-
Commercial real estate	1,498	1,498	-	1,904	222
Commercial loans	54	54	-	104	6
Total impaired loans	$1,757	$1,757	$-	$2,226	$243

(1)This loan was foreclosed upon during the year ended December 31, 2017 and was recorded in other assets at December 31, 2017.

(2)This loan was paid off during the year ended December 31, 2017.

The following tables provide an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
September 30, 2018:
Real Estate Loans:
Residential, one- to four-family	$674	$407	$1,205	$2,286	$146,160	$148,446	$2,187
Home equity	153	52	341	546	40,586	41,132	336
Commercial	-	-	589	589	148,136	148,725	665
Construction - Commercial	-	-	-	-	22,150	22,150	-
Construction - Residential, one- to four-family	-	-	-	-	346	346	-
Other Loans:
Commercial	-	52	76	128	26,282	26,410	76
Consumer	9	4	-	13	1,319	1,332	-
Total	$836	$515	$2,211	$3,562	$384,979	$388,541	$3,264

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2017:
Real Estate Loans:
Residential, one- to four-family	$692	$942	$1,233	$2,867	$141,698	$144,565	$2,196
Home equity	27	59	212	298	37,780	38,078	235
Commercial	411	-	1,265	1,676	121,071	122,747	1,323
Construction - Commercial	-	-	-	-	30,802	30,802	-
Construction - Residential, one- to four-family	-	-	-	-	49	49	-
Other Loans:
Commercial	61	8	54	123	27,489	27,612	54
Consumer	22	2	22	46	1,309	1,355	25
Total	$1,213	$1,011	$2,786	$5,010	$360,198	$365,208	$3,833

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the nine month periods ended September 30, 2018 and 2017 was $205,000 and $209,000, respectively.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of September 30, 2018 and December 31, 2017:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
September 30, 2018
Real Estate Loans:
Residential, one- to four-family	$145,747	$-	$2,699	$-	$-	$148,446
Home equity	40,640	-	492	-	-	41,132
Commercial	146,011	728	1,986	-	-	148,725
Construction - Commercial	22,150	-	-	-	-	22,150
Construction - Residential, one- to four-family	346	-	-	-	-	346
Other Loans:
Commercial	25,024	62	1,324	-	-	26,410
Consumer	1,328	-	4	-	-	1,332
Total	$381,246	$790	$6,505	$-	$-	$388,541

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2017
Real Estate Loans:
Residential, one- to four-family	$141,751	$-	$2,814	$-	$-	$144,565
Home equity	37,611	-	467	-	-	38,078
Commercial	118,977	866	2,904	-	-	122,747
Construction - Commercial	30,802	-	-	-	-	30,802
Construction - Residential, one- to four-family	49	-	-	-	-	49
Other Loans:
Commercial	26,165	1,093	354	-	-	27,612
Consumer	1,342	-	11	-	2	1,355
Total	$356,697	$1,959	$6,550	$-	$2	$365,208

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At September 30, 2018
Real Estate Loans:
Residential, one- to four-family	5	$179	-	$-	5	$179	-	$-
Home equity	1	19	1	19	-	-	-	-
Total	6	$198	1	$19	5	$179	-	$-

At December 31, 2017
Real Estate Loans:
Residential, one- to four-family	5	$184	-	$-	5	$184	-	$-
Home equity	2	21	1	19	1	2	-	-
Total	7	$205	1	$19	6	$186	-	$-

 No additional loan commitments were outstanding to these borrowers at September 30, 2018 and December 31, 2017.

There were no loans restructured and classified as TDRs during the three and nine month periods ended September 30, 2018 and September 30, 2017, respectively.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $1.7 million and $435,000 at September 30, 2018 and December 31, 2017, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.4 million and $965,000 at September 30, 2018 and December 31, 2017, respectively.

Note 5 – Earnings per Share

Earnings per share was calculated for the three and nine months ended September 30, 2018 and 2017, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), unearned shares held by the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan (“RRP”), and unearned shares held by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended September 30,
	2018	2017
Numerator – net income	$1,058,000	$940,000
Denominator:
Basic weighted average shares outstanding	6,074,753	6,115,140
Increase in weighted average shares outstanding due to:
Stock options	14,276	9,113
Diluted weighted average shares outstanding (1)	6,089,029	6,124,253

Earnings per share:
Basic	$0.17	$0.15
Diluted	$0.17	$0.15

	Nine Months Ended September 30,
	2018	2017
Numerator – net income	$3,000,000	$2,798,000
Denominator:
Basic weighted average shares outstanding	6,086,216	6,109,468
Increase in weighted average shares outstanding due to:
Stock options	13,462	9,093
Diluted weighted average shares outstanding (1)	6,099,678	6,118,561

Earnings per share:
Basic	$0.49	$0.46
Diluted	$0.49	$0.46

(1)

Stock options to purchase 64,547 shares under the Company’s 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 for each plan were outstanding during the three and nine month periods ended September 30, 2017, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. During the three and nine month periods ended September 30, 2018, there were no stock options excluded from the calculation of diluted earnings per share.

Note 6 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at September 30, 2018 and December 31, 2017. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	September 30,	December 31,
	2018	2017
	(Dollars in thousands)

Commitments to grant loans	$41,273	$16,426
Unfunded commitments under lines of credit	$48,969	$41,395

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At September 30, 2018 and December 31, 2017, the Company’s loan commitments with fixed interest rates for the next five years totaled $10.5 million and $7.9 million, respectively. The range of interest rates on these fixed rate commitments was 3.95% to 6.59% at September 30, 2018.

Note 7 – Stock-based Compensation

As of September 30, 2018, the Company had four stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $144,000 and $146,000 for the three months ended September 30, 2018 and 2017, respectively. The compensation cost that has been recorded for the nine months ended September 30, 2018 and 2017 was $434,000 and $418,000, respectively.

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

A summary of the status of the Stock Option Plan during the nine months ended September 30, 2018 and 2017 is presented below:

:

	September 30, 2018			September 30, 2017
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	82,321	$12.98		82,826	$12.95
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	82,321	$12.98	6.6 years	82,826	$12.95	7.6 years

Options exercisable at end of period	30,681	$10.61	6.6 years	18,279	$7.88	7.6 years

Fair value of options granted		$-			$-

At September 30, 2018, stock options outstanding had an intrinsic value of $290,000 and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the three and nine months ended September 30, 2018 and 2017. Compensation expense related to the Stock Option Plan for the three month period ended September 30, 2018 and 2017 was $8,000, respectively. Compensation expense related to the Stock Option Plan for the nine month period ended September 30, 2018 and 2017 was $25,000, respectively. At September 30, 2018, $104,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of 37 months.

2006 Recognition and Retention Plan

The Company’s 2006 Recognition and Retention Plan (“RRP”), which was approved by the Company’s stockholders, permitted the grant of restricted stock awards (“Awards”) to employees and non-employee directors for up to 119,025 shares of common stock. The RRP expired on October 24, 2016, and as of October 24, 2016, all shares permitted under the plan have been granted.

As of September 30, 2018, there were 106,820 shares vested or distributed to eligible participants under the RRP. Compensation expense amounted to $23,000 for the three months ended September 30, 2018 and 2017, respectively. Compensation expense amounted to $67,000 and $66,000 for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, $130,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 37 months.

A summary of the status of unvested shares under the RRP for the nine months ended September 30, 2018 and 2017 is as follows:

	2018	Weighted Average Grant Price (per Share)	2017	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	17,119	$13.06	24,110	$12.96
Granted	-	-	-	-
Vested	(4,914)	12.17	(4,974)	12.14
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	12,205	$13.42	19,136	$13.18

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

The Board of Directors granted restricted stock awards under the EIP during the nine months ended September 30, 2018 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 7, 2018	5,285	100% on December 14, 2018	$17.00	Non-employee directors
April 24, 2018	44	100% on December 14, 2018	16.88	Non-employee director

A summary of the status of unvested restricted stock awards under the EIP for the nine months ended September 30, 2018 and 2017 is as follows:

	2018	Weighted Average Grant Price (per Share)	2017	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	42,915	$14.40	26,072	$12.77
Granted	5,329	17.00	27,348	15.90
Vested	(4,213)	12.16	(4,207)	12.16
Forfeited	(795)	14.85	(625)	13.76
Unvested shares outstanding at end of period	43,236	$14.93	48,588	$14.57

As of September 30, 2018, there were 36,010 shares vested or distributed to eligible participants under the EIP. Compensation expense related to restricted stock awards under the EIP amounted to $77,000 and $81,000 for the three months ended September 30, 2018 and 2017, respectively. Compensation expense related to EIP restricted stock awards during the nine months ended September 30, 2018 and 2017 was $234,000 and $224,000, respectively. At September 30, 2018, $220,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 15 months.

A summary of the status of stock options under the EIP for the nine months ended September 30, 2018 and 2017 is presented below:

	September 30, 2018			September 30, 2017
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	8.1 years	20,000	$14.38	9.1 years

Options exercisable at end of period	3,998	$14.38	8.1 years	-	$-

Fair value of options granted		-			-

At September 30, 2018, stock options outstanding had an intrinsic value of $42,000 and there were no remaining options available for grant under the EIP. Compensation expense related to stock options outstanding under the EIP amounted to $3,000 for the three months ended September 30, 2018 and 2017, respectively, and amounted to $8,000 for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, $32,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 37 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of September 30, 2018, the balance of the loan to the ESOP was $1.6 million and the fair value of unallocated shares was $2.4 million. As of September 30, 2018, there were 70,031 allocated shares and 142,830 unallocated shares compared to 62,956 allocated shares and 150,765 unallocated shares at September 30, 2017. The ESOP compensation expense was $33,000 for the three months ended September 30, 2018 and $31,000 for the three months ended September 30, 2017 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $100,000 for the nine months ended September 30, 2018 and $94,000 for the nine months ended September 30, 2017 based on 5,951 shares earned in each of those periods.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2018 and December 31, 2017 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017 were as follows:

	Fair Value Measurements at September 30, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Debt Securities
U.S. Government Agencies	$1,889	$1,889	$-	$-
Municipal bonds	46,431	-	46,431	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	27	-	27	-
Collateralized mortgage obligations-government sponsored entities	30,465	-	30,465	-
Government National Mortgage Association	202	-	202	-
Federal National Mortgage Association	2,468	-	2,468	-
Federal Home Loan Mortgage Corporation	1,298	-	1,298	-
Asset-backed securities:
Private label	291	-	291	-
Government sponsored entities	45	-	45	-
Total Debt Securities	$83,116	$1,889	$81,227	$-
Equity Securities	31	-	31	-
Total Securities Available for Sale	$83,147	$1,889	$81,258	$-

	Fair Value Measurements at December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the nine months ended September 30, 2018 and for the year ended December 31, 2017.    During the nine months ended September 30, 2018, asset-backed securities – private label were transferred from the Level 3 category to the Level 2 category. These securities were transferred to Level 2 because the Company changed its method of valuing these securities and that method now uses Level 2 inputs. These securities are now valued using Level 2 inputs because the price volatility associated with these securities has been reduced and management considers the quoted market price for these securities to be reasonable.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the nine months ended September 30, 2018 and 2017:

	2018	2017
	(Dollars in thousands)
Beginning Balance	$344	$832
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive loss	-	11
Total losses - realized/unrealized:	-
Included in earnings	-	-
Included in other comprehensive loss	-	(64)
Sales	-	-
Principal paydowns	-	(337)
Transfers to (out of) Level 3	(344)	-
Ending Balance	$-	$442

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At September 30, 2018
Impaired loans	$260	$-	$-	$260
Foreclosed real estate	1,650	-	-	1,650

At December 31, 2017
Impaired loans	$35	$-	$-	$35
Foreclosed real estate	438	-	-	438

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At September 30, 2018
Impaired loans	$260	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	7.00-13.70%
Foreclosed real estate	1,650	Market valuation of property (1)	Direct Disposal Costs (2)	3.90-10.00%
At December 31, 2017
Impaired loans	$35	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	7.00%
Foreclosed real estate	438	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-16.80%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)

The fair value basis of impaired loans and foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

At September 30, 2018, impaired loans valued using Level 3 inputs had a carrying amount of $290,000 and valuation allowances of $30,000. By comparison at December 31, 2017, impaired loans valued using Level 3 inputs had a carrying amount of $35,000 and no valuation allowances.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan or by using a discounted future cash flow method if the loan is not collateral dependent. At September 30, 2018, impaired loans with a carrying amount that had been written down utilizing Level 3 inputs during the nine months ended September 30, 2018 comprised of one loan with a fair value of $226,000 and resulted in an additional provision for loan loss of $30,000.

At September 30, 2018, foreclosed real estate valued using Level 3 inputs had a carrying amount of $1.9 million and valuation allowances of $294,000. By comparison at December 31, 2017, foreclosed real estate valued using Level 3 inputs had a carrying amount of $557,000 and valuation allowances of $119,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At September 30, 2018, foreclosed real estate with a carrying value that had been written down utilizing Level 3 inputs during the nine months ended September 30, 2018 comprised of four properties with a fair value of $1.7 million and resulted in an additional provision for loan losses of $181,000 and subsequent write-downs recorded in non-interest expense of $22,000. At December 31, 2017, foreclosed real estate with a carrying value that had been written down utilizing Level 3 inputs during the year ended December 31, 2017 comprised of two properties with a fair value of $399,000 and resulted in an additional provision for loan losses of $75,000 and subsequent write-downs recorded in non-interest expense of $15,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at September 30, 2018
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$38,069	$38,069	$38,069	$-	$-
Securities available for sale	83,147	83,147	1,889	81,258	-
Federal Home Loan Bank stock	1,545	1,545	-	1,545	-
Loans receivable, net	388,437	371,524	-	-	371,524
Accrued interest receivable	2,044	2,044	-	2,044	-
Financial liabilities:
Deposits	435,901	438,844	-	438,844	-
Long-term debt	24,650	23,972	-	23,972	-
Accrued interest payable	84	84	-	84	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2017
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$40,913	$40,913	$40,913	$-	$-
Securities available for sale	80,421	80,421	1,987	78,090	344
Federal Home Loan Bank stock	1,631	1,631	-	1,631	-
Loans receivable, net	365,063	356,275	-	-	356,275
Accrued interest receivable	1,801	1,801	-	1,801	-
Financial liabilities:
Deposits	405,153	408,348	-	408,348	-
Long-term debt	26,950	26,634	-	26,634	-
Accrued interest payable	57	57	-	57	-
Off-balance-sheet financial instruments	-	-	-	-	-

Note 9 – Treasury Stock

During the three months ended September 30, 2018, the Company repurchased 12,100 shares of common stock at an average cost of $17.24 per share. During the nine months ended September 30, 2018, the Company repurchased 46,400 shares of common stock at an average cost of $16.81 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of September 30, 2018, there were 108,090 shares remaining to be repurchased under the existing stock repurchase program. During the nine months ended September 30, 2018, the Company transferred 5,329 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the three and nine months ended September 30, 2018, there were 795 and 10,433 shares, respectively, transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.81 and $9.42 per share, respectively, due to stock forfeitures.

During the three months ended September 30, 2017, the Company repurchased 3,600 shares of common stock at an average cost of $15.85 per share. During the nine months ended September 30, 2017, the Company repurchased 17,100 shares of common stock at an average cost of $15.75 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of September 30, 2017, there were 67,401 shares remaining to be repurchased under the existing stock repurchase program. During the nine months ended September 30, 2017, the Company transferred 27,348 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.88 per share to fund awards that had been granted under the plan. During the three and nine months ended September 30, 2017, there were 904 and 1,104 shares, respectively, transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.59 and $9.58 per share, respectively, due to stock forfeitures.

Note 10 – Other Comprehensive Loss

In addition to presenting the Consolidated Statements of Comprehensive Income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive loss for the periods presented:

	For the Three Months Ended September 30, 2018			For The Three Months Ended September 30, 2017
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(591)	$124	$(467)	$(91)	$31	$(60)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(34)	7	(27)	(25)	9	(16)
Gain on sale of securities included in net income	-	-	-	(22)	7	(15)
Total Other Comprehensive Loss	$(625)	$131	$(494)	$(138)	$47	$(91)

	For the Nine Months Ended September 30, 2018			For The Nine Months Ended September 30, 2017
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(1,828)	$384	$(1,444)	$(51)	$17	$(34)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(124)	26	(98)	(96)	33	(63)
Gain on sale of securities included in net income	-	-	-	(244)	83	(161)
Total Other Comprehensive Loss	$(1,952)	$410	$(1,542)	$(391)	$133	$(258)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the three months ended September 30,		on the Consolidated
Components	2018	2017	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale:
Recovery on previously impaired investment securities	$(34)	$(25)	Recovery on previously impaired investment securities
Sale of securities	-	(22)	Gain on sale of securities available for sale
	(34)	(47)
Provision for income tax benefit	7	16	Income Tax Expense
Total reclassification for the period	$(27)	$(31)	Net Income

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the nine months ended September 30,		on the Consolidated
Components	2018	2017	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale:
Recovery on previously impaired investment securities	$(124)	$(96)	Recovery on previously impaired investment securities
Sale of securities	-	(244)	Gain on sale of securities available for sale
	(124)	(340)
Provision for income tax benefit	26	116	Income Tax Expense
Total reclassification for the period	$(98)	$(224)	Net Income

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

The Company’s non-interest revenue streams primarily result from services it provides to its deposit customers.  When a customer makes a deposit, the Company records a liability under ASC 405 because the Company has an obligation to deliver cash to its customer on demand. A contract between the Company and a deposit account customer is typically documented in writing and is often terminable at will by the customer alone or by both the customer and the Company without penalty. The term of a deposit contract between a customer and the Company will likely be day-to-day or minute-to-minute, and the termination clause is likely similar to a renewal right where each day or minute represents the renewal of the contract. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The Company’s primary non-interest revenue streams within the scope of ASU 2014-

09 are described in further detail below.  The Company has no material unsatisfied performance obligations as of September 30, 2018.

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

Other

Other non-interest income consists of safe deposit rental fees. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

Gain/Losses on Sale of OREO

The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.  There were no sales of OREO in which the Company financed the sale during the three and nine months ended September 30, 2018.

Contract Balances

The Company’s non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Dollars in thousands)
Non-Interest Income
In-Scope of Topic 606:
Service charges on deposit accounts	$218	$221	$655	$690
Fees, interchange income and other service charges	203	190	595	554
Other	9	9	30	30
Non-interest Income (in-scope of Topic 606)	430	420	1,280	1,274
Non-interest Income (out of scope of Topic 606)	199	197	596	780
Total Non-Interest Income	$629	$617	$1,876	$2,054

Note 12 – Subsequent Events

On October 24, 2018, the Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company’s common stock, payable on November 19, 2018 to shareholders of record as of November 6, 2018. Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 60.4% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $364,000. On March 9, 2018, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 7, 2019, aggregating up to $0.40 per share. The MHC waived $364,000 of dividends during the three months ended September 30, 2018 and $1.1 million during the nine months ended September 30, 2018. Cumulatively, Lake Shore, MHC has waived approximately $10.5 million of cash dividends as of September 30, 2018. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

The following factors, including the factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q (if applicable) and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

•	general and local economic conditions;

•	changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values and competition;

•	the ability of our customers to make loan payments;

•	the effect of competition on rates of deposit and loan growth and net interest margin;

•	our ability to continue to control costs and expenses;

•	changes in accounting principles, policies or guidelines;

•	our success in managing the risks involved in our business;

•	inflation, and market and monetary fluctuations;

•	the impact of more stringent capital requirements being imposed by banking regulators;

•	changes in legislation or regulation, including the implementation of the Dodd-Frank Act; and

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may differ from actual outcomes.  They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties.  Consequently, no forward-looking statements can be guaranteed.  We undertake no obligation to publicly update any forward looking statement, whether as a result of new information, future events or otherwise. For a more complete discussion of certain risks, uncertainties and other factors affecting the Company, refer to the Company’s Risk Factors, contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of September 30, 2018 compared to the consolidated financial condition as of December 31, 2017 and the consolidated results of operations for the three and nine months ended September 30, 2018 and 2017.

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

To operate successfully, we must manage various types of risk, including but not limited to, interest rate risk, credit risk, liquidity risk, operational and information technology risks, strategic risk, reputation risk and compliance risk.   A significant form of market risk for the Company is interest rate risk, as the Company’s assets and liabilities are sensitive to changes in interest rates.  Interest rate risk is the exposure of our net interest income to adverse movements in interest rates. Net interest income is our primary source of revenue and interest rate risk is a significant non-credit related risk to which our Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of our assets and liabilities. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers and debt issuers to repay loans and debt securities, the volume of loan repayments and refinancing, the flow and mix of deposits and the fair value of available for sale securities.  In recent years, the Company has adjusted its strategies to manage interest rate risk by originating a greater volume of shorter-term, adjustable rate commercial real estate and commercial business loans and increasing its concentration of core deposits, which are less interest rate sensitive. In the third quarter of 2018 the Company entered into an interest rate swap arrangement with a notional amount of $3.0 million to convert a portion of its fixed rate residential, one- to four-family real estate loans into adjustable rate interest-earning assets, to better manage its exposure to movements in interest rates.

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

	For the Three Months Ended			For the Three Months Ended
	September 30, 2018			September 30, 2017
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$32,972	$157	1.90%	$31,466	$81	1.03%
Securities(1)	85,797	670	3.12%	76,678	577	3.01%
Loans	383,810	4,663	4.86%	362,198	4,289	4.74%
Total interest-earning assets	502,579	5,490	4.37%	470,342	4,947	4.21%
Other assets	40,089			37,924
Total assets	$542,668			$508,266

Interest-bearing liabilities
Demand & NOW accounts	$51,223	$15	0.12%	$49,850	$16	0.13%
Money market accounts	118,713	238	0.80%	87,099	72	0.33%
Savings accounts	52,825	8	0.06%	54,211	8	0.06%
Time deposits	150,178	522	1.39%	146,987	427	1.16%
Borrowed funds & other interest-bearing liabilities	25,466	172	2.70%	27,806	159	2.29%
Total interest-bearing liabilities	398,405	955	0.96%	365,953	682	0.75%
Other non-interest bearing liabilities	65,101			64,080
Stockholders' equity	79,162			78,233
Total liabilities & stockholders' equity	$542,668			$508,266
Net interest income		$4,535			$4,265
Interest rate spread			3.41%			3.46%
Net interest margin			3.61%			3.63%

(1)	The tax equivalent adjustment for bank qualified municipal securities results in rates of 3.62% and 4.05% for the three months ended September 30, 2018 and 2017, respectively.
(2)	Annualized.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2018			September 30, 2017
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$35,002	$439	1.67%	$29,798	$167	0.75%
Securities(1)	83,481	1,946	3.11%	81,737	1,856	3.03%
Loans	375,989	13,480	4.78%	348,716	12,456	4.76%
Total interest-earning assets	494,472	15,865	4.28%	460,251	14,479	4.19%
Other assets	38,754			37,325
Total assets	$533,226			$497,576

Interest-bearing liabilities
Demand & NOW accounts	$50,466	$42	0.11%	$50,688	$48	0.13%
Money market accounts	112,796	572	0.68%	83,694	183	0.29%
Savings accounts	53,070	23	0.06%	53,933	23	0.06%
Time deposits	149,611	1,464	1.30%	147,664	1,245	1.12%
Borrowed funds & other interest-bearing liabilities	26,834	490	2.43%	22,678	390	2.29%
Total interest-bearing liabilities	392,777	2,591	0.88%	358,657	1,889	0.70%
Other non-interest bearing liabilities	61,645			61,424
Stockholders' equity	78,804			77,495
Total liabilities & stockholders' equity	$533,226			$497,576
Net interest income		$13,274			$12,590
Interest rate spread			3.40%			3.49%
Net interest margin			3.58%			3.65%

(1)	The tax equivalent adjustment for bank qualified municipal securities results in rates of 3.61% and 4.09% for the nine months ended September 30, 2018 and 2017, respectively.
(2)	Annualized.

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

	Three Months Ended September 30, 2018
	Compared to
	Three Months Ended September 30, 2017
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$72	$4	$76
Securities	22	71	93
Loans, including fees	113	261	374
Total interest-earning assets	207	336	543
Interest-bearing liabilities:
Demand & NOW accounts	(1)	-	(1)
Money market accounts	132	34	166
Savings accounts	-	-	-
Time deposits	86	9	95
Total deposits	217	43	260
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	26	(13)	13
Total interest-bearing liabilities	243	30	273
Total change in net interest income	$(36)	$306	$270

	Nine Months Ended September 30, 2018
	Compared to
	Nine Months Ended September 30, 2017
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$238	$34	$272
Securities	50	40	90
Loans, including fees	46	978	1,024
Total interest-earning assets	334	1,052	1,386
Interest-bearing liabilities:
Demand & NOW accounts	(6)	-	(6)
Money market accounts	308	81	389
Savings accounts	-	-	-
Time deposits	202	17	219
Total deposits	504	98	602
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	38	62	100
Total interest-bearing liabilities	542	160	702
Total change in net interest income	$(208)	$892	$684

The average balance of the loan portfolio increased by $21.6 million, or 6.0%, during the three months ended September 30, 2018 as compared to the third quarter of 2017. This increase was primarily due to an increase in the average balance of higher yielding commercial real estate, home equity and commercial business loans, which increased the overall average yield of interest-earning assets by 16 basis points during the third quarter of 2018. The 21 basis points increase in the average interest rate paid on interest bearing liabilities during the three month period ended September 30, 2018 as compared to third quarter 2017 was primarily due to an increase in the average interest rates being paid on money market accounts, time deposit accounts and borrowings as a result of an increase in market rates and competition for deposit accounts.  The net interest margin and interest rate spread decreased by two basis points and five basis points, respectively, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to the increase in the average interest rate being paid on interest bearing liabilities during the third quarter of 2018.

The average balance of the loan portfolio increased by $27.3 million, or 7.8%, during the nine months ended September 30, 2018 as compared to the same nine month period in 2017. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of higher yielding commercial real estate, home equity and commercial business loans, which increased the overall average yield of interest-earning assets by nine basis points during the nine months ended September 30, 2018. The 18 basis points increase in the average interest rate paid on interest bearing liabilities during the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to an increase in the average interest rates being paid on money market accounts, time deposit accounts and borrowings as a result of an increase in market rates and competition for deposit accounts.  The net interest margin and interest rate spread decreased by seven basis points and nine basis points, respectively, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to the increase in the average interest rate being paid on interest bearing liabilities during the nine months ended September 30, 2018.

Comparison of Financial Condition at September 30, 2018 and December 30, 2017

Total assets at September 30, 2018 were $546.2 million, an increase of $27.2 million, or 5.2%, from $519.0 million at December 31, 2017.  The increase in total assets was primarily due to a $23.4 million increase in loans receivable, a $2.7 million increase in securities available for sale, a $2.0 million increase in bank owned life insurance, and a $1.7 million increase in other assets partially offset by a $2.8 million decrease in cash and cash equivalents.

Cash and cash equivalents decreased by $2.8 million, or 7.0%, from $40.9 million at December 31, 2017 to $38.1 million at September 30, 2018.  The decrease was primarily due to a net cash outflow of $25.4 million relating to net loan originations and principal collections and a net cash outflow of $4.6 million for purchases, sales and maturities on the investment portfolio, partially offset by a $30.7 million increase in deposits during the nine months ended September 30, 2018.

Securities available for sale increased by $2.7 million, or 3.4%, to $83.1 million at September 30, 2018 compared to $80.4 million at December 31, 2017.  The increase was primarily due to $10.8 million of new securities purchased, partially offset by the receipt of $6.2 million for maturities, prepayments and calls of securities and $2.0 million of unrealized losses on the securities portfolio during the nine months ended September 30, 2018. The unrealized losses on the securities portfolio were primarily due to an increase in market interest rates during the first nine months of 2018.

Net loans receivable increased during the nine months ended September 30, 2018 as shown in the table below:

	At September 30,	At December 31,	Change
	2018	2017	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$148,446	$144,565	$3,881	2.7%
Home equity	41,132	38,078	3,054	8.0%
Commercial	148,725	122,747	25,978	21.2%
Construction - Commercial	22,150	30,802	(8,652)	(28.1)%
Construction - Residential, one- to four-family	346	49	297	606.1%
Total real estate loans	360,799	336,241	24,558	7.3%
Other Loans:
Commercial	26,410	27,612	(1,202)	(4.4)%
Consumer	1,332	1,355	(23)	(1.7)%
Total gross loans	388,541	365,208	23,333	6.4%
Allowance for loan losses	(3,388)	(3,283)	(105)	3.2%
Net deferred loan costs	3,284	3,138	146	4.7%
Loans receivable, net	$388,437	$365,063	$23,374	6.4%

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

	At September 30,	At December 31,
	2018	2017
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$-	$-
Home equity	10	-
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	-	-
Total	$10	$-
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,187	$2,196
Home equity	336	235
Commercial	665	1,323
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	76	54
Consumer	-	25
Total non-accrual loans	3,264	3,833
Total non-performing loans	3,274	3,833
Foreclosed real estate	1,710	435
Total non-performing assets	$4,984	$4,268
Ratios:
Non-performing loans as a percent of total loans:	0.84%	1.05%
Non-performing assets as a percent of total assets:	0.91%	0.82%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Home equity	$19	$19
Performing loans
Real estate loans:
Residential, one- to four-family	$179	$184
Home equity	-	2

Total non-performing loans decreased by $559,000, or 14.6%, to $3.3 million at September 30, 2018 from $3.8 million at December 31, 2017, primarily due to the foreclosure of two non-performing commercial real estate loans during the first nine months of 2018.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for the Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$3,283	$2,882
Provision for loan losses	315	450
Charge-offs:
Real estate loans:
Residential, one- to four-family	(23)	-
Home equity	-	(3)
Commercial	(181)	(75)
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	(20)
Consumer	(32)	(36)
Total charge-offs	(236)	(134)
Recoveries:
Real estate loans:
Residential, one- to four-family	18	2
Home equity	1	4
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	1	1
Consumer	6	12
Total recoveries	26	19
Net charge-offs	(210)	(115)
Balance at end of period	$3,388	$3,217
Average loans outstanding	$375,989	$348,716
Allowance for loan losses as a percent of total net loans	0.87%	0.89%
Allowance for loan losses as a percent of non-performing loans	103.48%	85.83%
Ratio of net charge-offs to average loans outstanding(1)	0.07%	0.04%

(1) Annualized

Bank owned life insurance (“BOLI”) increased by $2.0 million, or 11.2%, to $20.1 million at September 30, 2018 as compared to $18.1 million at December 31, 2017. During the nine months ended September 2018, the Company purchased an additional $1.8 million of BOLI to offset the costs of benefits provided under an employee retention agreement entered into during 2018.

The table below shows changes in deposit balances by type of deposit account between September 30, 2018 and December 31, 2017:

	At September 30,	At December 31,	Change
	2018	2017	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$59,009	$54,618	$4,391	8.0%
Interest bearing	55,322	49,869	5,453	10.9%
Money market	117,224	99,305	17,919	18.0%
Savings	52,164	52,922	(758)	(1.4)%
Total core deposits	283,719	256,714	27,005	10.5%
Non-core Deposits
Time deposits	152,182	148,439	3,743	2.5%
Total deposits	$435,901	$405,153	$30,748	7.6%

The increase in total deposits was primarily due to growth in core deposits. The growth in core deposits was the result of the Company’s continued strategic focus on growing lower-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $2.3 million, or 8.5%, from $27.0 million at December 31, 2017 to $24.7 million at September 30, 2018. The decrease was due to the use of excess liquidity to pay off long-term debt which matured during the first nine months of 2018.

Total stockholders’ equity increased $426,000, or 0.5%, from $78.4 million at December 31, 2017 to $78.8 million at September 30, 2018.  The increase in stockholders’ equity was primarily due to net income of $3.0 million and a $151,000 increase in additional paid in capital attributed to stock based compensation, partially offset by $1.4 million in other comprehensive losses, $780,000 of treasury stock repurchases and $686,000 in cash dividends paid during the first nine months of 2018.

Comparison of Results of Operations for the Three Months Ended September 30, 2018 and 2017

General.    Net income was $1.1 million for the three months ended September 30, 2018, or $0.17 per diluted share, an increase of $118,000, or 12.6%, compared to net income of $940,000, or $0.15 per diluted share, for the three months ended September 30, 2017.  Net income for the three months ended September 30, 2018 reflected a $270,000 increase in net interest income and an $110,000 decrease in income tax expense which was partially offset by a $224,000 increase in non-interest expenses and a $50,000 increase in provision for loan losses.

Interest Income.  Interest income increased by $543,000, or 11.0%, for the three months ended September 30, 2018 to $5.5 million compared to the three months ended September 30, 2017 primarily due to an increase in loan interest income. Loan interest income increased by $374,000, or 8.7%, to $4.7 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to an increase in the average balance of the loan portfolio of $21.6 million, or 6.0%, from $362.2 million for the three months ended September 30, 2017 to $383.8 million for the three months ended September 30, 2018. The average yield on the loan portfolio increased from 4.74% for the three months ended September 30, 2017 to 4.86% for the three months ended September 30, 2018. The increase in the average balance of loans and average yield was primarily due to an increase in the average balance of higher yielding commercial real estate, home equity and commercial business loans.

Investment interest income increased $93,000, or 16.1%, to $670,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  The average balance and average yield on the investment portfolio increased from $76.7 million and 3.01% for the three months ended September 30, 2017 to $85.8 million and 3.12% for the three months ended September 30, 2018. The increase in the average balance and average yield of the investment portfolio was primarily due to the purchase of higher yielding securities, which was partially offset by paydowns received on lower yielding securities since September 30, 2017.

Other interest income was $157,000 for the three months ended September 30, 2018, a $76,000, or 93.8%, increase as compared to the three months ended September 30, 2017.  This increase was primarily due to an 87 basis points increase in the average yield on the interest-earning deposits and federal funds sold portfolio. The average yield increased from 1.03% for the three months ended September 30, 2017 to 1.90% for the three months ended September 30, 2018. The average yield increased as a result of a 100 basis points increase in the fed funds rate since September 30, 2017. The average balance of the interest-earning deposits and federal funds sold portfolio increased by $1.5 million, or 4.8%, from $31.5 million for the three months ended September 30, 2017 to $33.0 million for the three months ended September 30, 2018. The increase in the average balance was primarily due to an increase in deposits that have not yet been utilized to fund loan originations or securities purchases.

Interest Expense.    Interest expense increased $273,000, or 40.0%, to $955,000 for the three months ended September 30, 2018 compared to $682,000 for the three months ended September 30, 2017 primarily due to an increase in interest paid on deposits.   Interest paid on deposits increased by $260,000, or 49.7%, to $783,000 for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017. Interest expense was primarily impacted by a 47 and 23 basis points increase, respectively, in the average interest rates paid on money market and time deposit accounts as a result of the increase in short term interest rates since September 30, 2017. The increase was also due to a $31.6 million increase in average core deposits for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 as a result of the Company’s continued strategic focus on growing lower cost core deposits. The average balance of deposits for the three months ended September 30, 2018 was $372.9 million with an average rate of 0.84% compared to the average balance of deposits of $338.1 million and an average rate of 0.62% for the three months ended September 30, 2017.

Provision for Loan Losses.  A $125,000 provision to the allowance for loan losses was recorded during the three months ended September 30, 2018, which was a $50,000, or 66.7%, increase in comparison to the provision recorded during the three months ended September 30, 2017. The increase in the provision expense was primarily due to a $121,000 increase in reserves related to charge-offs on two previously impaired commercial real estate loans that were foreclosed upon during the third quarter of 2018.

The $125,000 provision recorded during the three months ended September 30, 2018 was a result of a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.  The quarterly evaluation consisted of the following:

•	$249,000 provision for commercial real estate loans, which included a:
o

$150,000 general allowance on performing commercial real estate loans, primarily due to an $11.8 million net increase in the loan portfolio during the three months ended September 30, 2018 to reflect inherent losses within the portfolio;

o	$121,000 specific allowance related to charge-offs on two previously impaired commercial real estate loans that were foreclosed upon during the third quarter of 2018; which was partially offset by a
o	$22,000 credit provision for a decrease in criticized/classified commercial real estate loans; and a
•

$128,000 credit provision for commercial real estate – construction loans and commercial business loans as a result of a $7.1 million and $3.3 million decrease, respectively, in commercial - construction loans and commercial business loans during the third quarter of 2018.

During the three months ended September 30, 2017, the Company recorded a $75,000 provision to the allowance for loan losses.  The quarterly evaluation consisted of the following:

•	$145,000 net credit provision for commercial real estate loans which included a:
o	$175,000 credit provision attributed to the reduction in the reserve for one substandard criticized commercial real estate loan during the quarter, which was partially offset by a;
o	$30,000 provision recorded for a $264,000 increase in special mention criticized commercial real estate loans during the quarter;
•	$167,000 provision for commercial business loans primarily due to a $1.1 million increase in special mention criticized commercial business loans during the three months ended September 30, 2017;
•

$16,000 general allowance on performing construction loans due to a $1.3 million, or 4.5%, increase in the construction loan portfolio during the three months ended September 30, 2017 to reflect inherent losses within the portfolio;

•

$68,000 provision on one-to four-family, home equity and consumer loans primarily to reflect inherent losses within these portfolios as a result of an increase in the historical average net charge-off rates for these loan types, as well as in classified loans during the three months ended September 30, 2017; and a

•

$31,000 unallocated credit provision for loan losses during the three months ended September 30, 2017, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-interest Income.    Non-interest income increased by $12,000, or 1.9%, to $629,000 for the three months ended September 30, 2018 as compared to $617,000 for the three months ended September 30, 2017. The increase was primarily attributed to a $16,000 increase in service charges and fees, a $12,000 increase in earnings on bank owned life insurance and a $9,000 increase in recoveries on previously impaired investment securities during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was partially offset by there being no sales of securities during the third quarter of 2018 as compared to a $22,000 pre-tax realized gain on the sale of securities during the third quarter of 2017.

Non-interest Expenses.  Non-interest expenses increased $224,000, or 6.2%, from $3.6 million for the three months ended September 30, 2017 to $3.8 million for the three months ended September 30, 2018.  Salaries and employee benefits increased $185,000, or 9.8%, primarily due to annual salary increases and higher expenses related to health insurance, retirement benefits and stock compensation awards.  Occupancy and equipment expenses increased $22,000, or 3.9%, primarily due to higher maintenance and repair expenses.  Advertising expenses increased $24,000, or 18.9%, primarily due to the development of new marketing campaigns during the third quarter of 2018. Postage and supplies increased $18,000, or 34.0%, and data processing expenses increased $17,000, or 5.3%, during the third quarter of 2018 when compared to the third quarter of 2017. These increases were partially offset by a decrease in other expenses of $50,000, or 13.1%, primarily due to a  decrease in foreclosure related expenses.

Income Taxes Expense.  Income tax expense decreased by $110,000, or 43.3%, from $254,000 for the three months ended September 30, 2017 to $144,000 for the three months ended September 30, 2018.  The income tax expense decreased primarily due to a decrease in the effective tax rate, which was partially offset by an increase in income before income taxes.  The effective tax rate for the three months ended September 30, 2018 was 12.0%, while the effective tax rate for the three months ended September 30, 2017 was 21.3%.  The decrease in the effective tax rate was primarily due to the Tax Cuts and Jobs Act (“Tax Act”), which lowered the federal corporate tax rate from 34% to 21% as of January 1, 2018. The impact of the lower corporate tax rate was partially offset by a decrease in the projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance in relation to our projection of pre-tax income for the current year.

Comparison of Results of Operations for the Nine Months Ended September 30, 2018 and 2017

General.    Net income was $3.0 million for the nine months ended September 30, 2018, or $0.49 per diluted share, an increase of $202,000, or 7.2%, compared to net income of $2.8 million, or $0.46 per diluted share, for the nine months ended September 30, 2017. Net income for the nine months ended September 30, 2018 reflected a $684,000 increase in net interest income, a $246,000 decrease in income tax expense and a $135,000 decrease in provision for loan losses which was partially offset by a $685,000 increase in non-interest expenses and a $178,000 decrease in non-interest income.

Interest Income.  Interest income for the nine months ended September 30, 2018 was $15.9 million, an increase of $1.4 million, or 9.6%, compared to the nine months ended September 30, 2017 primarily due to an increase in loan interest income. Loan interest income increased by $1.0 million, or 8.2%, to $13.5 million for the nine months ended September 30, 2018 compared to $12.5 million for the nine months ended September 30, 2017, primarily due to an increase in the average balance of the loan portfolio of $27.3 million, or 7.8%, from $348.7 million for the nine months ended September 30, 2017 to $376.0 million for the nine months ended September 30, 2018. The increase in the average balance of loans was primarily due to an increase in the origination of higher yielding commercial real estate, home equity and commercial business loans. The average yield on the loan portfolio increased from 4.76% for the nine months ended September 30, 2017 to 4.78% for the nine months ended September 30, 2018 primarily due to net growth in the overall loan portfolio. The increase in the average yield was partially impacted by the prior year receipt of $202,000 of interest income on one non-performing commercial real estate loan which paid off during the first nine months of 2017.  The average yield on the loan portfolio would have been 4.69% for the nine months ended September 30, 2017 if the $202,000 of interest income received on the non-performing loan payoff was excluded.

Investment interest income increased $90,000, or 4.9%, to $1.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The average yield on the investment portfolio increased from 3.03% for the nine months ended September 30, 2017 to 3.11% for the nine months ended September 30, 2018. The increase in the average yield was primarily due to the purchase of higher yielding securities and the paydowns of lower yielding securities. The average balance of the investment portfolio increased from $81.7 million for the nine months ended September 30, 2017 to $83.5 million for the nine months ended September 30, 2018. The increase was primarily due to the purchase of securities, which was partially offset by paydowns received on the securities portfolio since September 30, 2017.

Other interest income was $439,000 for the nine months ended September 30, 2018, a $272,000, or 162.8%, increase as compared to the nine months ended September 30, 2017.  This increase was primarily due to a 92 basis points increase in the average yield on the interest-earning deposit and federal funds sold portfolio.  The average yield increased from 0.75% for the nine months ended September 30, 2017 to 1.67% for the nine months ended September 30, 2018.  The average yield increased as a result of a 100 basis points increase in the fed funds rate since September 30, 2017.  The average balance of the interest-earning deposits and federal funds sold portfolio increased by $5.2 million, or 17.5%, from $29.8 million for the nine months ended September 30, 2017 to $35.0 million for the nine months ended September 30, 2018.  The increase in the average balance was primarily due to an increase in deposits that have not yet been utilized to fund loan originations or securities purchases.

Interest Expense.    Interest expense increased $702,000, or 37.2%, to $2.6 million for the nine months ended September 30, 2018, when compared to the same nine month period in 2017.  Interest paid on deposits increased by $602,000, or 40.2%, to $2.1 million for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017. Deposit interest expense was primarily impacted by a 39 and 18 basis points increase, respectively, in the average interest rates paid on money market and time deposit accounts as a result of the increase in short term market interest rates since September 30, 2017. The increase was also due to a $28.0 million, or 14.9%, increase in average core deposits for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 as a result of the Company’s continued strategic focus on growing lower cost core deposits. The average balance of deposits for the nine months ended September 30, 2018 was $365.9 million with an average rate of 0.77% compared to the average balance of deposits of $336.0 million and an average rate of 0.59% for the nine months ended September 30, 2017.

Interest expense related to advances from the FHLBNY increased $85,000, or 25.9%, to $413,000 for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017 primarily due to an increase in the average balance and average rate of FHLBNY advances. The average balance of advances from the FHLBNY for the nine months ended September 30, 2018 was $26.0 million with an average rate of 2.12% compared to an average balance of $21.8 million and an average rate of 2.01% for the nine months ended September 30, 2017. The increase in the average balance was due to additional borrowings that allowed the Bank to take advantage of low fixed-rates to fund loan growth and the increase in the average rate paid was primarily due to the increase in market interest rates since the nine months ended September 30, 2017.

Provision for Loan Losses.  A $315,000 provision to the allowance for loan losses was recorded during the nine months ended September 30, 2018, which was a $135,000, or 30.0%, decrease in comparison to the provision recorded during the nine months ended September 30, 2017.  The decrease in provision expense was primarily due to a higher provision being recorded for the downgrade in loan classification for two commercial loan relationships during the nine months ended September 30, 2017.  As of September 30, 2018, these specific commercial loans were performing, and well collateralized by commercial real estate, as well as fixtures and equipment.

The $315,000 provision recorded during the nine months ended September 30, 2018 was a result of a comprehensive quarterly evaluation.  The quarterly evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.  The quarterly evaluation consisted of the following:

•	$473,000 net provision for commercial real estate loans, which included a:
o

$304,000 general allowance on performing commercial real estate loans; primarily due to a $26.0 million, or 21.2%, increase in the loan portfolio since December 31, 2017, to reflect inherent losses within the portfolio;

o	$181,000 provision for charge-offs on two previously impaired commercial real estate loans that were foreclosed upon during the third quarter of 2018; which was partially offset by a
o	$12,000 credit to reflect a $1.1 million decrease in criticized/classified commercial real estate loans during the nine months ended September 30, 2018;
•	$65,000 provision for commercial business loans to reflect an increase in reserves on criticized and classified commercial business loans;
•	$98,000 credit provision on construction – commercial real estate loans, primarily due to a $8.7 million, or 28.1%, decrease in this loan portfolio since December 31, 2017;
•	$90,000 credit provision on one-to four-family, home equity, construction – one- to four- family and consumer loans which reflected a:
o	$72,000 credit provision for changes in the related environmental factors used to qualitatively assess inherent loan losses; and an
o

$18,000 credit  to reflect a decrease in the historical average net charge-off rate for these loan types over the last five years; partially offset by $30,000 of net charge-offs recorded during the nine months ended September 30, 2018; and a

•

$35,000 unallocated credit to the provision for loan losses to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the nine months ended September 30, 2017, a provision of $450,000 to the allowance for loan losses was recorded as a result of a comprehensive quarterly evaluation.  The quarterly evaluation consisted of the following:

•

$177,000 general allowance on performing commercial business loans; primarily due to a $2.9 million, or 14.2%, increase in the loan portfolio since December 31, 2016 and due to a $895,000 increase in criticized and classified loans during the nine months ended September 30, 2017;

•

$169,000 general allowance on performing construction loans, primarily due to a $16.9 million, or 16.5%, increase in the construction loan portfolio since December 31, 2016, to reflect inherent losses within the portfolio;

•

$138,000 provision for one-to four-family, home equity, and consumer loans to reflect an increase in classified loans, an increase in the historical average net charge-off rate for these loan types over the last five years and for net charge-offs recorded during the nine months ended September 30, 2017;

•	$60,000 net credit provision for commercial real estate loans, which included a:
o

$390,000 credit provision on  impaired commercial real estate loans;   primarily due to an increase in the estimated collateral value for one impaired commercial real estate loan, as a result of an increase in the occupancy rate;

o	$176,000 credit provision for changes in the related environmental factors used to qualitatively assess inherent loan losses on commercial real estate loans; partially offset by a
o

$215,000 provision to reflect inherent risk associated with growth in commercial real estate loan originations. The commercial real estate loan portfolio increased $15.8 million, or 14.8%, since December 31, 2016;

o	$216,000 provision for the downgrade of certain performing commercial real estate loans; and a
o	$75,000 provision for the charge-off of one foreclosed loan during the nine months ended September 30, 2017;
•

$26,000 unallocated provision for loan losses to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-Interest Income.   Non-interest income decreased by $178,000, or 8.7%, from $2.1 million for the nine months ended September 30, 2017 to $1.9 million for the nine months ended September 30, 2018.    The decrease was primarily attributed to there being no sales of securities during the nine months ended September 30, 2018 as compared to a  $244,000 pre-tax realized gain on the sale of securities during the nine months ended September 30, 2017. The decrease was partially offset by a $28,000 increase in recoveries on previously impaired investment securities, an $18,000 increase in service charges and fees and a $9,000 increase in  unrealized gains on equity securities during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Non-Interest Expenses.  Non-interest expenses increased by $685,000, or 6.4%, from $10.7 million for the nine months ended September 30, 2017 to $11.4 million for the nine months ended September 30, 2018.  Salaries and employee benefits increased $572,000, or 10.2%, primarily due to annual salary increases and higher expenses related to health insurance, retirement benefits and stock compensation awards. Data processing expenses increased $63,000, or 6.7%, due to implementation of new technology and growth in deposit and loan accounts. Advertising expenses increased $34,000, or 7.7%, primarily due to the development of new marketing campaigns during the first nine months of 2018.

Income Taxes Expense.    Income tax expense decreased by $246,000, or 34.9%, from $704,000 for the nine months ended September 30, 2017 to $458,000 for the nine months ended September 30, 2018.  The income tax expense decreased primarily due to a decrease in the effective tax rate and a decrease in income before income taxes. The effective tax rate for the nine months ended September 30, 2018 was 13.2%, while the effective tax rate for the nine months ended September 30, 2017 was 20.1%.  The decrease in the effective tax rate was primarily due to the Tax Act, which lowered the federal corporate tax rate from 34% to 21% as of January 1, 2018. The impact of the lower corporate tax rate was partially offset by a decrease in the projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance in relation to our projection of pre-tax income for the current year.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, interest earning deposits at other financial institutions and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of September 30, 2018, the maximum amount that we can borrow from the FHLBNY was $104.5 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At September 30, 2018, we had outstanding advances under this agreement of $24.7 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.0 million and a fair value of $11.1 million as of September 30, 2018. There were no balances outstanding with the Federal Reserve Bank at September 30, 2018. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of September 30, 2018.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the nine months ended September 30, 2018, we originated loans of approximately $96.6 million as compared to approximately $92.3 million of loans originated during the nine months ended September 30, 2017. Loan originations exceeded principal repayments and other deductions during the first nine months of 2018 by $25.4 million. The loan originations were funded through principal payments received on loans and securities, customer deposits, borrowings and cash reserves. Purchases of investment securities totaled $10.8 million and $2.4 million during the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, we had loan commitments to borrowers of approximately $41.2 million and overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit of approximately $49.0 million. Total deposits were $435.9 million at September 30, 2018, as compared to $405.2 million at December 31, 2017. The increase in total deposits was primarily due to growth in core deposits during the first nine months of 2018. The Company’s strategic focus is on growing lower-cost core deposits among its retail and commercial customers in an effort to manage interest expenses. Time deposit accounts scheduled to mature within one year were $54.8  million at September 30, 2018. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures in 2018. We do not have any balloon or other payments due on any long-term obligations, other than the borrowing agreements noted above.  Our off-balance sheet items include loan commitments as described in Note 6 in the Notes to our Consolidated Financial Statements and, as of September 30, 2018, an interest swap agreement for a notional amount of $3.0 million which is not designated as a hedging instrument and does not have a material impact on our consolidated statements of income.

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

As of September 30, 2018, as shown in the table below, the Bank’s Tier 1 and risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions, as determined by the Office of the Comptroller of the Currency (the “OCC”), our primary regulator.

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

At September 30, 2018	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 ("CET1") capital (to risk-weighted assets)	19.42%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	19.42%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	20.30%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	13.84%	>=	4.00%	>=	5.00%
At December 31, 2017	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CET 1 capital (to risk-weighted assets)	20.82%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	20.82%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	21.75%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	14.40%	>=	4.00%	>=	5.00%

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2018, the Bank's capital conservation buffer was 12.30% exceeding the minimum of 1.875% for 2018.

Off-Balance Sheet Arrangements

Other than loan commitments and an interest rate swap agreement that is not designated as a hedging instrument, as noted above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of loan commitments outstanding as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended September 30, 2018:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1 through July 31, 2018	3,400	$17.25	3,400	116,790
August 1 through August 31, 2018	7,100	17.30	7,100	109,690
September 1 through September 30, 2018	1,600	16.93	1,600	108,090
Total	12,100	$17.24	12,100	108,090
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

LAKE SHORE BANCORP, INC.
(Registrant)

November 13, 2018	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2018	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)