Form 10-K
period 2018-12-31
LAKE SHORE BANCORP, INC.
filed 2019-03-27
CIK 1341318

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018 was  $33,585,514 based on the per share closing price as of June 30, 2018 on the Nasdaq Global Market for the registrant’s common stock, which was $17.15.

There were 6,002,550 shares of the registrant’s common stock, $.01 par value per share, outstanding at March 26, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders	III

PART I

Item 1. Business.

General

Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” the “Company,” “us,” or “we”) operates as a mid-tier, federally chartered savings and loan holding company for Lake Shore Savings Bank (“Lake Shore Savings” or the “Bank”).  A majority of Lake Shore Bancorp’s issued and outstanding common stock (60.6% as of December 31, 2018) is held by Lake Shore, MHC (the “MHC”), a federally chartered mutual holding company, which serves as the parent company to Lake Shore Bancorp.  The remaining shares of common stock are owned by public shareholders and Lake Shore Saving Bank’s Employee Stock Ownership Plan (“ESOP”).   Our common stock is traded on the Nasdaq Global Market under the symbol “LSBK”.  Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Savings include Lake Shore Bancorp and Lake Shore Savings on a consolidated basis.

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

Lake Shore Savings Bank’s principal business consists of attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, commercial real estate loans, home equity lines of credit and, to a lesser extent, commercial business loans, consumer loans, and investment securities.  Our revenues are principally derived from interest earned on our loans and investment securities.  Our primary sources of funds for lending and investments are deposits, borrowings, receipts of principal and interest payments on loans and securities, proceeds from sales of loans or securities, maturities and calls of investment securities and income resulting from operations in prior periods.

Recent Events

On November 26, 2018, Lake Shore Savings Bank filed an application with the OCC seeking approval to convert the bank’s charter from a federal savings bank to a national bank under the name “Lake Shore Bank, National Association.”  Lake Shore Savings Bank’s conversion to a national bank charter will enable it to engage in business activities authorized for national banks, including establishing deposit and account relationships with New York municipalities and other public entities.  Currently, under New York law, municipalities and public entities within New York State may not deposit funds with either state- or federally-chartered savings banks.  In connection with Lake Shore Savings Bank’s charter conversion, the Company and the MHC, the majority stockholder of the Company, have filed applications seeking approval from the Federal Reserve Board to become bank holding companies.  In order to become bank holding companies, the Company and the MHC will be required to eliminate their federal charters, and will reincorporate as a Maryland corporation and a Delaware non-stock corporation, respectively.  After Lake Shore Savings Bank’s charter conversion and the Company’s reincorporation in Maryland, the Company will remain in the public mutual holding company structure with the same stock ownership percentages that existed prior to the charter conversions. On February 25, 2019, the OCC approved the charter conversion of Lake Shore Savings Bank. The Federal Reserve Board continues to review the applications filed by the Company and the MHC.

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

Our geographic market area for loans and deposits is principally located within Erie and Chautauqua Counties, within Western New York. As of 2018, Erie and Chautauqua Counties had a combined population of approximately 1.1 million.  Our market area is bounded by Lake Erie to the west and Canada to the north, and includes the city of Buffalo, the second largest city in the State of New York by population.  The market area includes 13 hospitals, a medical school and a major cancer research and treatment facility, along with a centralized medical campus to cultivate clinical care, research, education and entrepreneurship.  The area has ten colleges and universities, three community colleges and various vocational and technical schools.  Western New York is home to professional sports franchises and an international airport.  The area hosts a broad diversity of industry, commercial establishments and financial institutions as well as a skilled and productive workforce.

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

The Erie County region and the City of Buffalo have recently experienced economic expansion led by major growth in the health care and education sectors, and resurgence in the central business district, which has led to an influx of private investment in development of hotels and housing in the downtown sector.  Major construction projects have been recently completed or are currently underway.  The Buffalo Niagara Medical Campus has grown significantly with the construction of a new children’s hospital, expansion of an existing cancer/research hospital and construction of a new medical school by the State University of New York at Buffalo. Development on the waterfront has centered on redevelopment of property for mixed use, including public access and private development that includes office space, ice rinks, hotels and restaurants. The economic development within the region also impacts the small business and middle-market customers that we focus on and we believe we will be able to capitalize on opportunities created by economic growth in this section of our market area.

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

Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, online retail mortgage lenders and other financial service companies. The most direct competition for deposits comes from commercial banks, savings banks, credit unions, and online banks. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies. We are significantly smaller than many of the financial institution competitors in our market area.  Some of our competitors are not subject to the same degree of regulation as that imposed on federal savings banks or federally insured institutions, and these other institutions may be able to price loans and deposits more aggressively. We remain very competitive in Chautauqua County, New York and, as of June 30, 2018 (the latest date such information is available), we had 14.7% of total deposits and ranked fifth out of the nine banks in this market area, according to the Federal Deposit Insurance Corporation (“FDIC”) annual deposit market share report. Our deposit market share in Erie County, New York has increased since we entered this market area in 2003 and we had the largest percentage increase in market share (13.6% increase) from June 30, 2017 to June 30, 2018 when compared to the other top ten banks in Erie County. We believe the primary factors in competing for deposits and loans is through personalized service, knowledge of the local market area and its economy factors, local decision making, technological convenience via mobile and online banking and active participation and support of the communities we serve.

Lending Activities

General.  Historically, as a thrift institution, we primarily originated residential mortgage loans, including home equity loans. In recent years, we have become more focused on originating commercial real estate and commercial business loans, also known as C&I Lending, to add adjustable rate loans to our portfolio, meet the needs of small business customers and manage interest rate risk. We retain the majority of loans that we originate. However, we have sold residential mortgage loans into the secondary market, with retention of servicing rights, from time to time in order to manage interest rate risk, and we may do so again in the future, when deemed appropriate. In prior years we have purchased a limited number of equipment loans from a third party broker, which are secured by first liens on the new equipment purchases by small businesses located throughout the Northeastern United States. We have not purchased these types of loans since the first quarter of 2015.

Loan Portfolio.  The following table sets forth the composition of our loan portfolio, by type of loan, in dollar amounts and in percentages at the dates indicated. We did not have any loans held for sale as of these dates.

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Real Estate loans:
Residential one- to four-family(1)	$155,024	39.49%	$144,614	39.60%	$149,982	45.98%	$157,575	53.21%	$168,289	59.30%
Home equity	41,830	10.66%	38,078	10.43%	35,534	10.89%	32,770	11.07%	32,337	11.39%
Commercial	150,475	38.33%	122,747	33.61%	107,243	32.87%	83,967	28.35%	68,238	24.04%
Construction - Commercial	22,252	5.67%	30,802	8.43%	11,712	3.59%	4,581	1.55%	-	-
	369,581	94.15%	336,241	92.07%	304,471	93.33%	278,893	94.18%	268,864	94.73%
Other loans:
Commercial	21,825	5.56%	27,612	7.56%	20,447	6.27%	15,741	5.31%	13,467	4.74%
Consumer	1,156	0.29%	1,355	0.37%	1,313	0.40%	1,507	0.51%	1,495	0.53%
	22,981	5.85%	28,967	7.93%	21,760	6.67%	17,248	5.82%	14,962	5.27%
Total loans	392,562	100.00%	365,208	100.00%	326,231	100.00%	296,141	100.00%	283,826	100.00%
Net deferred loan costs	3,357		3,138		3,016		2,945		2,948
Allowance for loan losses	(3,448)		(3,283)		(2,882)		(1,985)		(1,921)
Loans receivable, net	$392,471		$365,063		$326,365		$297,101		$284,853

(1)	Includes one- to four-family construction loans.

Loan Maturity.  The following table presents the contractual maturity of our loans at December 31, 2018.  The table does not include the effect of prepayments or scheduled principal amortization.  Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Real Estate				Other Loans
	Residential, One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$117	$929	$2,270	$713	$12,541	$643	$17,213
After one year through five years	3,159	3,815	32,177	4,549	5,889	401	49,990
Beyond five years	151,748	37,086	116,028	16,990	3,395	112	325,359
Total	$155,024	$41,830	$150,475	$22,252	$21,825	$1,156	$392,562

Interest rate terms on amounts due after one year:
Fixed rate	$149,997	$3,868	$52,795	$-	$6,391	$420	$213,471
Adjustable rate	4,910	37,033	95,410	21,539	2,893	93	161,878
Total	$154,907	$40,901	$148,205	$21,539	$9,284	$513	$375,349

(1)	Includes one- to four-family construction loans.

The following table presents our loan originations, purchases, sales, and principal repayments for the years indicated.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Total Loans:
Balance outstanding at beginning of year	$365,208	$326,231	$296,141	$283,826	$276,312
Originations:
Real estate loans:
Residential, one- to four-family(1)	29,642	21,523	19,259	20,485	17,074
Home equity	20,778	15,755	13,663	9,768	9,565
Commercial	38,299	35,925	36,971	24,017	19,491
Construction – Commercial	11,839	24,604	7,927	5,722	283
Other loans:
Commercial	29,039	20,058	13,135	8,245	3,317
Consumer	975	1,154	1,094	1,102	1,243
Total originations	130,572	119,019	92,049	69,339	50,973
Loan Purchases - Commercial Loans	-	-	-	242	2,857
Total Originations and Purchases	130,572	119,019	92,049	69,581	53,830
Deduct:
Principal repayments:
Real estate loans	64,557	62,142	44,006	39,970	36,118
Commercial and consumer loans	35,534	16,138	12,305	6,253	7,879
Total principal repayments	100,091	78,280	56,311	46,223	43,997
Transfers to foreclosed real estate	1,928	554	369	1,178	448
Loan sales - SONYMA(2) & FHLMC(3)	944	1,069	5,022	9,450	1,737
Loans charged off	255	139	257	415	134
Total deductions	103,218	80,042	61,959	57,266	46,316
Balance outstanding at end of year	$392,562	$365,208	$326,231	$296,141	$283,826

(1)	Includes one- to four-family construction loans.
(2)	State of New York Mortgage Agency.
(3)

During 2016, 2015 and 2014, we sold $3.9 million, $8.3 million and $1.5 million, respectively, of long-term fixed rate residential mortgage loans with low yields to the Federal Home Loan Mortgage Corporation (“FHLMC”) in order to offset long-term interest rate risk. There were no loans sold to the FHLMC during 2018 and 2017.

One- to Four-Family Residential Mortgage Lending.  At December 31, 2018, our one- to four-family residential loans (including construction loans) totaled $155.0 million and represented 39.5% of the total loan portfolio.  Our residential mortgage loan originations are obtained from customers, residents of our local communities or referrals from local real estate agents, brokers, attorneys and builders. Lake Shore Savings has historically retained the majority of residential mortgage loans that it originates. As a result, Lake Shore Savings is exposed to increases in market interest rates, because the yield earned on fixed-rate assets would remain fixed, while the rates paid by Lake Shore Savings for deposits and borrowings may increase, which could result in lower net interest income. In an effort to manage interest rate risk, the Bank may sell long-term fixed rate residential mortgages at origination in the secondary market, with servicing retained, if deemed appropriate.

 One- to four-family residential mortgage loan originations are generally for terms up to 30 years;  however, we do offer and have successfully originated loans with shorter terms of 10, 15, or 20 years.  One- to four-family residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option without penalty.  Conventional one- to four-family residential mortgage loans originated by us customarily contain “due-on-sale” clauses that permit us to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.  We do not offer “interest only” mortgage loans or “negative amortization” mortgage loans.

Our residential lending policies and procedures ensure that the majority of one- to four-family residential mortgage loans generally conform to secondary market guidelines, although we also originate non-conforming loans. We underwrite all conforming loans (i.e. loans with less than a $453,100 loan balance during 2018) using the criteria required by the Federal Home Loan Mortgage Corporation (“FHLMC”).  We originate one- to four-family residential mortgage loans with a loan-to-value ratio up to 97%, and up to 103.5% with our United States Department of Agriculture (“USDA”) Rural Development Guaranteed Loan Program (“GLP”) mortgage loan product.  Mortgages originated with a loan-to-value ratio exceeding 80% normally require private mortgage insurance.  After a conforming loan is originated and funded, we may sell the loan to FHLMC.  During 2018, we did not sell any loans to FHLMC, but we may do so in the future, if deemed appropriate in order to manage interest rate risk. We also offer loans through programs offered by the State of New York Mortgage Agency (“SONYMA”) which are originated for sale.  During 2018, we originated and sold $944,000 of one- to four-family residential mortgage loans to SONYMA. We retain all servicing rights for one- to four-family residential mortgage loans that we sell.

We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We originate jumbo loans with fixed-rates and terms of up to 30 years. At December 31, 2018, jumbo loans totaled $8.6 million, or 5.5% of the one- to four-family residential mortgage portfolio.

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

The retention of adjustable rate one- to four-family residential mortgage loans in our loan portfolio helps reduce our exposure to changes in interest rates.  However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable rate residential mortgage loans.  During periods of rising interest rates, the risk of default on one- to four-family residential adjustable rate mortgage loans may increase due to the increase of interest cost to the borrower. Furthermore, changes in the interest rates on adjustable rate mortgages may be limited by an initial fixed-rate period or by contractual limits on periodic interest rate adjustments, and as such adjustable rate loans may not adjust as quickly as our interest-bearing liabilities during a period of rapid increases in interest rates.

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

Home Equity Loans and Lines of Credit.    We currently provide all-in-one home equity lines of credit and have provided home equity loans in the past to our customers.  Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. At December 31, 2018, home equity loans and lines of credit totaled $41.8 million and represented 10.7% of the total loan portfolio. The all-in-one home equity line of credit must have a minimum line amount of $5,000 up to a maximum of 90% of the total loan-to-value ratio for qualified borrowers. The all-in-one home equity line of credit products have interest rates tied to the prime rate and generally have a 15 year draw period and a 15 year payback period.  Since 2010, our adjustable rate home equity loans include limits on decreases in the interest rate of the loan. The decrease in the interest rate may not be below the “floor” rate established at time of origination. A customer has the option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest.  As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount.  All-in-one home equity lines of credit have 30 year maximum terms.

Home equity loans can be affected by economic conditions and the value of the underlying property. Home equity loans may have increased risk of loss if the Company does not hold the first mortgage resulting in the Company being in a secondary position in the event of collateral liquidation. At December 31, 2018, home equity loans and lines of credit where the Company does not hold the first mortgage represented 16.7% of our home equity loan portfolio. During periods of rising interest rates, the risk of default on home equity loans may increase due to the increase of interest cost to the borrower.

Commercial Real Estate Loans.  We originate commercial real estate loans to finance the purchase of real property or to refinance real property, which generally consists of developed real estate, such as office buildings, warehouses, retail properties, mixed use properties, self-storage units and multi-family apartment complexes, which are typically held as collateral for the loan.  At December 31, 2018, commercial real estate loans totaled $150.5 million and represented 38.3% of the total loan portfolio. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, paying capacity of the borrower, current and projected occupancy levels, location, and physical condition.

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

Commercial real estate lending involves additional risks compared with one- to four-family residential lending, because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, the borrower’s ability to make repayments from the cash flow of the borrower’s business or rental income and/or the collateral value of the commercial real estate securing the loan.  Repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than one- to four-family residential mortgage loans.  In addition tenancy of the properties needs to be monitored as to occupancy, lease rates, term of lease and tenant worthiness.  Also, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers, which generally require substantially greater evaluation and oversight efforts.  Our loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk and are designed to set such limits within those prescribed by applicable federal and state statutes and regulations. We engage a third party, once a year, to conduct a credit review of the commercial real estate portfolio, including compliance with the Bank’s underwriting standards and policy requirements. In addition we engage a third party annually to perform property site inspections as required by Commercial Loan Policy.

Construction Loans.  We originate loans to finance the construction of both one- to four-family homes and commercial real estate.  These loans typically have a construction period of up to 12 months for residential construction and up to 24 months for commercial construction, whereby draws are taken and interest only payments are made.  As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds.  Funds disbursed may not exceed up to 80% of the loan-to-value of land and up to 80% of loan-to-value of improvements at any time during the construction period. Interest rates on disbursed funds are based on the rates and terms set at closing. The majority of our commercial real estate construction loans are variable rate loans with rates tied to prime rate, plus a premium, while the majority of our one- to four-family real estate construction loans are fixed rate loans.  A floor rate may also be established in conjunction with a variable rate loan. A minimum of interest only payments on disbursed funds must be made on a monthly basis. At the end of the construction period, the loan automatically converts to either a conventional residential or commercial real estate mortgage, as applicable. At December 31, 2018, construction loans totaled $22.3 million, or 5.7% of the total loan portfolio.

Construction loans can be affected by economic conditions and the value of underlying property. Construction loans may have additional risks related to advancing loan funds during construction due to the uncertain value of the property prior to the completion of construction.

Commercial Loans. In addition to commercial real estate loans, we also engage in commercial business lending, (also known as C&I lending) primarily to small businesses. A commercial business loan may be a business installment loan, line of credit, or other commercial loan. At December 31, 2018, commercial business loans totaled $21.8 million, or 5.6% of the total loan portfolio. Most of our commercial business loans have fixed interest rates, and are for terms generally not in excess of five years. In underwriting commercial business loans, consideration is typically given to the financial condition and the debt service coverage capabilities of the borrower/project, projected cash flows and collateral value. Whenever possible, we collateralize these loans with a first lien on general business assets and a specific lien on the equipment being purchased and require personal guarantees from principals of the borrower. Interest rates on commercial business loans generally have higher yields than rates on one- to four-family residential mortgages. We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, real estate, purchases or improvements, working capital, vehicle purchases, and the refinancing of existing corporate debt.

Commercial business loans are generally considered to involve a higher degree of risk than residential mortgage loans because the collateral underlying the loans may be in the form of furniture, fixtures, and equipment and/or inventory subject to market obsolescence and accounts receivable which must be monitored. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower’s operation. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. We engage a third party, twice a year, to conduct credit reviews of the commercial business loan portfolio, including compliance with the Bank’s underwriting standards and policy requirements.

Consumer Loans.  To a lesser extent, we offer a variety of consumer loans.  At December 31, 2018, consumer loans totaled $1.2 million, or less than 1% of the total loan portfolio.  Generally, the volume of consumer lending has declined as borrowers have opted for home equity lines of credit, which have lower interest rates, as compared to unsecured loans or loans secured by property other than residential real estate.

The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit, which are available for amounts up to $5,000 for unsecured loans and greater amounts for secured loans depending on the type of loan and value of the collateral.  Consumer loans may have terms up to 10 years, depending on the collateral and loan type. Our consumer loan portfolio also consists of vehicle loans, other unsecured consumer loans up to $5,000, loans secured by certificates of deposits, secured and unsecured property improvement loans, and other secured loans.

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

Loan Participations. From time to time, we may originate a commercial real estate loan or commercial business loan which may exceed our internal lending or concentration limits and sell a portion of the loan to another community bank.  The participating bank is typically located in New York State and its lending team is known by our commercial lenders.  This allows our Bank to meet the needs of its customers and comply with its internal lending limits. In these circumstances, we follow our customary loan underwriting and approval policies. We have strong relationships with other community banks in our primary market area that may desire to purchase participations, and we may increase our sales of participations in the future, if deemed appropriate. At December 31, 2018, our sold participations in commercial real estate and commercial business loans totaled $9.5 million and $901,000, respectively, all of which were collateralized by properties or business assets within our primary market area in Western New York.

Loan Approval Procedures and Authority.  Our lending policies are approved by our Board of Directors. Branch managers may have the authority to originate home equity or consumer loans up to amounts approved by the Board of Directors for each lending officer.  Home equity loans and consumer loans secured by real estate in excess of $25,000 and all one- to four-family residential mortgage loans up to $453,100 require approval by the Internal Residential Loan Committee. If these types of loans are between $453,100 and $1.0 million, then the approval of a designated member of management and a member of the Internal Residential Loan Committee is required. If these types of loans are in excess of $1.0 million, then full Board approval is required.  Commercial Loan Officers may have the authority to originate commercial real estate and commercial business loans up to amounts approved by the Board of Directors for each lending officer. Commercial loans with total one obligor credit in excess of $100,000 and up to $1.0 million require the approval of two members of the Internal Commercial Loan Committee, one of which must be a designated member of executive management. Commercial loans with total one obligor credit in excess of $1.0 million and up to $3.0 million require majority approval by the Board Loan Committee. Commercial loans with total obligor credit in excess of $3.0 million require full Board approval.

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

Asset Quality

One of our key operating objectives has been, and continues to be, maintaining a high level of asset quality.  Our high proportion of one- to four-family residential mortgage loans primarily collateralized by property in Western New York state with stable property values, the maintenance of sound credit standards for new loan originations, our loan review procedures, including third party loan reviews, and strong executive management focus on credit quality have been factors in monitoring and managing our levels of credit risk. These factors have contributed to our strong financial condition.

Collection Procedures.    We have adopted a loan collection policy to maintain adequate control on the status of delinquent loans and to ensure compliance with the Fair Debt Collection Practices Act, the Dodd-Frank Act and the Consumer Protection Act, along with the New York State Real Property Actions and Proceedings Law.  When a borrower fails to make required payments on a residential, home equity, commercial, or consumer loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status.

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

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$174	$-	$136	$47	$-
Home equity		-	24	88	1
Commercial	-	-	-	-	-
Construction – Commercial and Residential, one- to four-family	-	-	-	-	-
Other loans:
Commercial	-	-	2	-	-
Consumer	-	-	-	27	9
Total	$174	$-	$162	$162	$10
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,310	$2,196	$2,165	$2,462	$2,413
Home equity	337	235	329	361	335
Commercial	382	1,323	2,977	1,545	1,891
Construction – Commercial and Residential, one- to four-family	-	-	-	-	-
Other loans:
Commercial	15	54	205	132	76
Consumer	-	25	28	6	4
Total non-accrual loans	3,044	3,833	5,704	4,506	4,719
Total non-performing loans	3,218	3,833	5,866	4,668	4,729
Foreclosed real estate	678	435	412	712	401
Total non-performing assets	$3,896	$4,268	$6,278	$5,380	$5,130
Ratios:
Non-performing loans as a percent of total loans:	0.82%	1.05%	1.80%	1.57%	1.66%
Non-performing assets as a percent of total assets:	0.71%	0.82%	1.28%	1.14%	1.05%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Residential, one- to four-family	$34	$-	$-	$-	$-
Home equity	-	19	19	-	-
Other loans:
Commercial	-	-	109	-	-
Performing loans
Real estate loans:
Residential, one- to four-family	$144	$184	$190	$216	$224
Home equity	-	2	22	8	10

Our recorded investment in non-accrual loans decreased by $800,000 from December 31, 2017 to December 31, 2018,  primarily due to a $941,000 decrease in non-performing commercial real estate loans. The decrease was primarily the result of the foreclosure and subsequent sale of one non-performing commercial real estate loan with a balance of $1.0 million during 2018. If all non-accrual loans had been current in accordance with their terms during the years ended December 31, 2018, 2017 and 2016, interest income on such loans would have amounted to $237,000, $265,000 and $366,000, respectively.

Classification of Loans.    Federal regulations require us to regularly review and classify our loans.  In addition, our regulators have the authority to identify problem loans and, if appropriate, require them to be classified.  Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk.  Consistent with regulatory guidelines, the Company classifies loans and other assets considered of lesser quality.  Such ratings coincide with the “Substandard”, Doubtful”, and “Loss” classifications used by federal regulators in their examination of financial institutions.  Regulations also provide for a “special mention” category (i.e. criticized loans), described as loans which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  For further discussion on how management determines when a loan should be classified, refer to Note 5, Allowance for Loan Losses in the Audited Consolidated Financial Statements located elsewhere in this report.

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

The following table shows the aggregate amounts of our classified and criticized loans at the dates indicated.

	At December 31,
	2018	2017
	(Dollars in thousands)

Special mention loans	$437	$1,959
Substandard loans	6,464	6,550
Loss loans	-	2
Total classified and criticized loans	$6,901	$8,511

The total classified and criticized loans as of December 31, 2018 and 2017 includes $3.0 million and $3.8 million of nonperforming loans, respectively.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2018		2017		2016
	60-89	90 +	60-89	90 +	60-89	90 +
	Days	Days	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(Dollars in thousands)
Real estate loans:
Residential, one- to four-family	$342	$1,361	$942	$1,233	$782	$1,038
Home equity	187	333	59	212	206	158
Commercial	-	306	-	1,265	-	2,977
Construction - Commercial and Residential, one-to four-family	-	-	-	-	-	-
Other loans:
Commercial	-	15	8	54	19	56
Consumer	-	-	2	22	-	28
Total	$529	$2,015	$1,011	$2,786	$1,007	$4,257

Allowance for Loan Losses.    The allowance for loan losses is a valuation account that reflects our evaluation of the losses inherent in our loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions.  We maintain the allowance through provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of the loan is unlikely, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.

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

A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial real estate loans and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer, home equity or one- to four-family real estate loans for impairment disclosures, unless they are subject to a troubled debt restructuring or part of the assessment of a larger loan relationship. Refer to Note 5 in the Notes to the Audited Consolidated Financial Statements for more information on our impaired loans.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the years indicated:

	At or for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$3,283	$2,882	$1,985	$1,921	$1,813
Provision for loan losses	390	510	1,125	400	222
Charge-offs:
Real estate loans:
Residential, one- to four-family	(23)	-	(107)	(64)	(26)
Home equity	-	(3)	(19)	(29)	(39)
Commercial	(181)	(75)	(1)	(267)	-
Construction – Commercial and Residential, one- to four-family	-	-	-	-	-
Other loans:
Commercial	-	(20)	(76)	(9)	(25)
Consumer	(51)	(41)	(54)	(46)	(44)
Total charge-offs	(255)	(139)	(257)	(415)	(134)
Recoveries:
Real estate loans:
Residential, one- to four-family	19	3	12	13	6
Home equity	2	4	1	8	1
Commercial	1	-	-	32	-
Construction – Commercial and Residential, one- to four-family	-	-	-	-	-
Other loans:
Commercial	1	9	2	18	-
Consumer	7	14	14	8	13
Total recoveries	30	30	29	79	20
Net charge-offs	(225)	(109)	(228)	(336)	(114)
Balance at end of year	$3,448	$3,283	$2,882	$1,985	$1,921
Average loans outstanding	$379,617	$352,309	$312,359	$292,240	$276,360
Allowance for loan losses as a percent of total net loans	0.88%	0.90%	0.88%	0.67%	0.67%
Allowance for loan losses as a percent of non-performing loans	107.15%	85.65%	49.13%	42.52%	40.62%
Ratio of net charge-offs to average loans outstanding	0.06%	0.03%	0.07%	0.11%	0.04%

Provision for loan losses decreased by $120,000, or 23.5%, to $390,000 for the year ended December 31, 2018 from $510,000 for the year ended December 31, 2017. The decrease in provision expense was primarily due to a higher provision being recorded during 2017 for the downgrade in loan classification for two commercial loan relationships. As of December 31, 2018, these downgraded loans were performing, and well collateralized by commercial real estate, as well as fixtures and equipment.  The ratio of nonperforming loans to total net loans was 0.82% as of December 31, 2018 which was a 23 basis points decrease from 1.05% at December 31, 2017, primarily due to a $941,000 decrease in non-performing commercial real estate loans. The decrease in non-performing commercial real estate loans was primarily due to the foreclosure and subsequent sale in 2018 of one commercial real estate loan which had a loan balance of $1.0 million. The majority of our non-performing loans are one- to four-family residential mortgage loans or commercial real estate loans backed by first lien collateral on real estate held in the Western New York region. Western New York’s real estate market has consistently demonstrated price stability.

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the years indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of inherent losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2018			2017			2016			2015			2014
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$471	13.7%	39.5%	$511	15.6%	39.6%	$431	14.9%	45.8%	$351	17.7%	53.1%	$446	23.2%	59.1%
Home equity	91	2.6%	10.7%	122	3.7%	10.4%	114	4.0%	10.9%	120	6.0%	11.1%	106	5.5%	11.4%
Commercial(2)(3)	2,020	58.6%	38.3%	1,663	50.7%	33.6%	1,803	62.6%	32.8%	1,204	60.7%	28.4%	1,163	60.5%	24.0%
Construction - Commercial(4)	250	7.3%	5.6%	347	10.6%	8.5%	150	5.2%	3.8%	59	3.0%	1.6%	-	-	0.2%
	2,832	82.2%	94.1%	2,643	80.6%	92.1%	2,498	86.7%	93.3%	1,734	87.4%	94.2%	1,715	89.2%	94.7%
Other loans:
Commercial(5)	507	14.7%	5.6%	544	16.6%	7.6%	338	11.7%	6.3%	197	9.9%	5.3%	184	9.6%	4.7%
Consumer	25	0.7%	0.3%	35	1.0%	0.3%	28	1.0%	0.4%	22	1.1%	0.5%	22	1.2%	0.6%
	532	15.4%	5.9%	579	17.6%	7.9%	366	12.7%	6.7%	219	11.0%	5.8%	206	10.8%	5.3%
Total allocated	$3,364	97.6%	100.0%	$3,222	98.2%	100.0%	$2,864	99.4%	100.0%	$1,953	98.4%	100.0%	$1,921	100.0%	100.0%
Total unallocated	84	2.4%		61	1.8%		18	0.6%		32	1.6%		-	0.0%
Balance at end of year	$3,448	100.0%		$3,283	100.0%		$2,882	100.0%		$1,985	100.0%		$1,921	100.0%

(1)	Includes one- to four-family construction loans.
(2)	The increase as of December 31, 2018 was primarily due to growth in our commercial real estate portfolio.
(3)	The increase as of December 31, 2016 was primarily due to growth in our commercial real estate portfolio and an increase in reserves set aside for one commercial real estate loan.
(4)	The increase as of December 31, 2017 was primarily due to the significant growth in construction loans to finance commercial real estate renovations and construction.
(5)	The increase as of December 31, 2017 was primarily due to growth in commercial business loan originations.

Investment Activities

General.  The general objectives of the investment portfolio are to provide for the overall asset/liability management of the bank.  All of our securities carry market risk, as increases in market rates of interest may cause a decrease in the fair value of the securities. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to provide collateral for pledging requirements, to generate a favorable return without incurring undue interest rate or credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines.  Our investment policy outlines the pre-purchase analysis, credit, and interest rate risk assessment guidelines and due diligence documentation required for all permissible investments. In addition, our policy requires management to routinely monitor the investment portfolio as well as the markets for changes which may have a material, negative impact on the credit quality of our holdings. Our Board of Directors reviews and approves our investment policy on an annual basis.  The Board of Directors has delegated primary responsibility for ensuring that the guidelines in the investment policy are followed to the Asset-Liability Committee of the Board.  The board designates members of executive management with the authority to purchase securities within established plans and guidelines.  All transactions are reviewed by the Asset/Liability Committee of the Board of Directors which meets at least quarterly.

In establishing our investment strategies, we consider our interest rate sensitivity, the types of securities to be held, liquidity and other factors.  The Company’s current investment strategy utilizes a risk management approach of diversified investing among three categories:  short-, intermediate-, and long-term.  The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk and meeting liquidity needs.  The Company has engaged an independent financial advisor to recommend investment securities according to a plan which has been approved by the Asset/Liability Committee and the Board of Directors.  Federal savings banks have authority to invest in various types of assets, including U.S. Government obligations, securities of various federal agencies, obligations of states and municipalities, mortgage-backed and asset-backed securities, collateralized-mortgage obligations, certain time deposits of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and commercial paper.

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

Fair values of available for sale securities are based on a market approach.  Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which uses third party data service providers.

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

Our determination as to the classification of our investments is subject to review by our regulators.  We regularly review our investment portfolio to determine whether any investments require classification in accordance with applicable regulations.  Our review of our investment portfolio at December 31, 2018 resulted in two private-label asset-backed securities that were considered for classification, as the issuer may not have an adequate capacity to meet its financial commitments over the projected life of the investment or the risk of default by the obligor was possible, resulting in an expectation that the Bank would not receive the full and timely repayment of principal and interest as expected.  These two securities had an amortized cost of $0 and fair value of $270,000 at December 31, 2018. These two securities were classified as “Substandard.” Five securities were evaluated for other-than-temporary impairment as of December 31, 2018. We concluded that no other than temporary impairment charges needed to be recorded during the years ended December 31, 2018, 2017 and 2016. During the years ended December 31, 2018, 2017 and 2016, we recaptured $145,000, $135,000 and $142,000, respectively, of prior year other-than-temporary impairment charges. The recaptured amounts are reflected in the “recovery on previously impaired investment securities” line item in the Consolidated Statements of Income.

The following table presents the composition of our securities portfolio in dollar amount of each investment type at the dates indicated.

	At December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government Agencies	$2,012	$1,961	$2,013	$1,987	$-	$-
Municipal bonds	44,546	44,942	44,256	45,562	48,869	50,698
Mortgage-backed securities:
Collateralized mortgage obligations -private label	27	27	30	30	37	37
Collateralized mortgage obligations -government sponsored entities	32,987	32,453	28,195	27,654	29,170	28,830
Government National Mortgage Association	191	199	229	245	306	329
Federal National Mortgage Association	2,367	2,385	2,834	2,929	3,457	3,582
Federal Home Loan Mortgage Corporation	3,833	3,888	1,518	1,553	1,825	1,867
Asset-backed securities-private label	-	270	69	344	484	832
Asset-backed securities-government sponsored entities	43	44	57	60	71	76
Total debt securities	$86,006	$86,169	$79,201	$80,364	$84,219	$86,251
Equity securities	22	24	22	57	22	84
Total securities available for sale	$86,028	$86,193	$79,223	$80,421	$84,241	$86,335

At December 31, 2018, we did not have any non-U.S. Government and Government agency securities that exceeded 10.0% of our equity.

Investment Securities Portfolio, Maturities and Yields.  The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, with the exception of equity securities, at December 31, 2018.  Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities. Expected maturities for municipal bonds may differ from contractual maturities, because issuers may have the right to call or prepay obligations.  The weighted average yield does not include the impact of a tax-equivalent adjustment for bank qualified municipals.

			More than One Year		More than Five Years		More than Ten
	One year or less		through Five Years		through Ten Years		Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
			(Dollars in thousands)
Securities available for sale:
U.S. Government Agencies	$-	-	$-	-	$-	-	$2,012	2.89%	$2,012	$1,961	2.89%
Municipal bonds	255	4.34%	5,216	3.71%	24,350	3.60%	14,725	3.25%	44,546	44,942	3.50%
Mortgage-backed securities	-	-	3	3.32%	3,042	2.77%	36,360	2.66%	39,405	38,952	2.67%
Asset-backed securities	-	-	-	-	-	-	43	5.61%	43	314	5.61%
Total securities available for sale	$255	4.34%	$5,219	3.71%	$27,392	3.51%	$53,140	2.83%	$86,006	$86,169	3.11%

Sources of  Funds

General.    Deposits are our major source of funds for lending and other investment purposes. We may also borrow funds, primarily from the FHLBNY, to supplement the amount of funds available for lending and daily operations.  In addition, we derive funds from loan and mortgage-backed securities principal repayments and prepayments and from interest and proceeds from the maturity and call of investment securities. Loans and securities payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by pricing strategies and money market conditions

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms.  We currently offer regular savings deposits (consisting of Christmas Club, passbook and statement savings accounts), money market savings and checking accounts, interest bearing and non-interest bearing checking accounts (i.e., demand deposits), health savings accounts, retirement accounts, time deposits and Interest on Lawyer Accounts (“IOLA”). In addition to accounts for individuals, we also offer commercial savings, checking and money market accounts designed for the businesses operating in our market area.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits, and competition.  Our deposits are obtained from communities surrounding our offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits.  We do not rely on brokers to obtain deposits, although we are a participant in the Certificate of Deposit Account Registry Service (“CDARS”).  This program offers our depositors enhanced FDIC insurance coverage.  On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 was signed into law and as a result reciprocal deposits obtained via CDARS are generally not considered brokered deposits.  At this time, the funds obtained from CDARS are not considered brokered deposits.  At December 31, 2018 and 2017, we had $5.5 million of depositor funds placed in the CDARS program.

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, our liquidity needs, and the rates charged on other sources of funds.  We generally review our deposit mix and pricing on a weekly basis. Our deposit pricing strategy has generally been to offer competitive rates to attract funds and to focus on the acquisition of lower cost core deposits as opportunities arise.

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio:

	At December 31,
	2018		2017		2016
		Percent		Percent		Percent
		of total		of total		of total
	Amount	deposits	Amount	deposits	Amount	deposits
	(Dollars in thousands)
Deposit type:
Savings	$52,050	12.04%	$52,922	13.06%	$52,404	13.58%
Money market	119,885	27.72%	99,305	24.51%	78,401	20.32%
Interest bearing demand	50,211	11.61%	49,869	12.31%	52,058	13.49%
Non-interest bearing demand	55,327	12.79%	54,618	13.48%	55,889	14.48%
Total core deposits	277,473	64.16%	256,714	63.36%	238,752	61.87%

Time deposits with original maturities of:
Three months or less	2,058	0.48%	1,092	0.27%	1,347	0.35%
Over three months to twelve months	25,737	5.95%	29,669	7.32%	29,109	7.54%
Over twelve months to twenty-four months	30,074	6.95%	25,696	6.34%	25,935	6.72%
Over twenty-four months to thirty-six months	20,102	4.65%	7,372	1.82%	7,372	1.91%
Over thirty-six months to forty-eight months	6,512	1.51%	5,078	1.25%	4,476	1.16%
Over forty-eight months to sixty months	70,286	16.25%	79,328	19.58%	78,716	20.40%
Over sixty months	216	0.05%	204	0.06%	186	0.05%
Total time deposits	154,985	35.84%	148,439	36.64%	147,141	38.13%
Total deposits	$432,458	100.00%	$405,153	100.00%	$385,893	100.00%

At December 31, 2018 and 2017, time deposits with remaining terms to maturity of less than one year amounted to $55.2 million and $57.5 million, respectively.

The following table presents our time deposit accounts categorized by interest rates which mature during each of the years set forth below and the amounts of such time deposits by interest rate at December 31, 2018, 2017 and 2016.

	Period to maturity at December 31, 2018				At December 31,
	Less than One	More than One Year to	More than Two Years to	More than Three
	Year	Two Years	Three Years	Years	2018	2017	2016
	(Dollars in thousands)
Interest Rate Range
0.49% and below	$22,417	$1,444	$-	$-	$23,861	$29,698	$36,389
0.50% to 0.99%	5,892	4,067	1,141	-	11,100	14,386	19,515
1.00% to 1.99%	14,662	23,945	18,849	16,646	74,102	100,663	89,065
2.00% to 2.99%	12,227	11,274	9,394	2,638	35,533	3,692	2,172
3.00% to 3.99%	-	264	8,504	1,621	10,389	-	-
Total	$55,198	$40,994	$37,888	$20,905	$154,985	$148,439	$147,141

At December 31, 2018, we had $79.3 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$4,232
Over three months through six months	8,952
Over six months to twelve months	9,845
Over twelve months	56,276
Total	$79,305

Additional information regarding our deposits is included in Note 7 in the Notes to our Audited Consolidated Financial Statements beginning on page F-1. Also, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information on sources of funds.

Short-term Borrowings.  Historically, our borrowings have consisted of a mix of short-term and long-term Federal Home Loan Bank of New York (“FHLBNY”) advances. We did not have any short-term borrowings on our statement of financial condition as of December 31, 2018, 2017 and 2016.

Additional information regarding our borrowings is included in Note 8 in the Notes to our Audited Consolidated Financial Statements beginning on page F-1.

Subsidiary Activities

Lake Shore Savings is the only subsidiary of Lake Shore Bancorp.    Lake Shore Savings has no subsidiaries.

Personnel

As of December 31, 2018, we had 112 full-time employees and 3 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

Certain of the regulatory requirements that are applicable to Lake Shore Savings, Lake Shore Bancorp and Lake Shore, MHC are described below.  This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effect on Lake Shore Savings, Lake Shore Bancorp and Lake Shore, MHC and is qualified in its entirety by reference to the actual statutes and regulations.

The Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”)

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

The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so called “Golden Parachute” payments. In addition, the CFPB has finalized a rule implementing the “Ability to Repay” requirements of the Dodd-Frank Act.  The regulations generally require creditors to make a reasonable, good faith determination as to a borrower’s ability to repay most residential mortgage loans. The rule also sets standards for mortgage servicing, loan originator compensation, and requirements for high-cost mortgages, appraisal and escrow standards.  The final rule establishes a safe harbor for certain “Qualified Mortgages,” which contain certain features deemed less risky and omit certain other characteristics considered to enhance risk.  The Ability to Repay final rules were effective January 1, 2014. On October 3, 2015, the new TILA-RESPA Integrated Disclosure (“TRID”) rules for mortgage closings took effect for new loan applications. In 2017, the CFPB amended the TRID rule with an effective date of October 1, 2018.

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; (vi) providing federal savings associations with less than $20.0 billion in consolidated assets with the option to elect to operate under the same powers as a national bank; and (vii) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.  In addition, the law required the Federal Reserve Board to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

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

The final rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% and ending January 1, 2019. The full capital conservation buffer requirement is now in effect.

Notwithstanding the foregoing, pursuant to the EGRRCPA, the OCC proposed a rule that establishes a community bank leverage ratio (tangible equity to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III.  Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized.  Until the OCC’s proposed rule is finalized, the Basel III risk-based and leverage ratios remain in effect.

At December 31, 2018, Lake Shore Savings’ capital exceeded all applicable minimal capital requirements.

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2018, Lake Shore Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the QTL test must either convert to a commercial bank charter or operate under specified restrictions.  The Dodd-Frank Act makes noncompliance with the QTL test potentially subject to agency enforcement action for violation of law.  At December 31, 2018, Lake Shore Savings Bank opted to utilize the HOLA QTL test and satisfied the requirements of this test for the entire 12-month period.

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

At December 31, 2018, Lake Shore Savings is in compliance with Regulation O.

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

As noted above, the EGRRCPA has eliminated the Basel III requirements for banks with less than $10 billion in assets who elect to follow the community bank leverage ratio once the OCC’s rule is finalized. The OCC’s proposed rule provides that the Bank will be well-capitalized with a community bank leverage ratio of 9% or greater, adequately capitalized with a community bank leverage ratio of 7.5% or greater, undercapitalized if the Bank’s community bank leverage ratio is less than 7.5% and greater than 6% and significantly undercapitalized if the Bank’s community bank leverage ratio is less than 6%. The definition of critically undercapitalized is unchanged from the current regulations.

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

At December 31, 2018, Lake Shore Savings met the criteria for being considered “well-capitalized.”

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020.  The FDIC indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions with less than $10 billion of assets will receive credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO began to mature in 2017 and will continue to mature through September 2019.  For the year ended December 31, 2018, Lake Shore Savings paid $14,000 related to the FICO bonds. For the quarter ended December 31, 2018, the annualized FICO assessment was equal to 0.35 of a basis point of total assets less tangible capital.

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

Federal Home Loan Bank System.  Lake Shore Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, Lake Shore Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2018, Lake Shore Savings was in compliance with this requirement.

Federal Reserve System.  The Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2018, the Bank was in compliance with these reserve requirements.

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

Capital.  Historically, savings and loan holding companies have not been subject to regulatory capital requirements.  The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for all depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  On January 29, 2015, the Federal Reserve Board revised its Small Bank Holding Company Policy Statement (“Policy Statement”) as directed by federal legislation to generally raise the total consolidated asset limit for the exemption from holding company capital requirements from $500 million to $1 billion, and expand the scope of the Policy Statement to include savings and loan holding companies (SLHCs).  In 2018, as a result of the enactment of EGRRCPA, the Small Bank Holding Company Policy Statement exemption was increased from $1.0 billion in consolidated assets to $3.0 billion in consolidated assets. As a result of these revisions, the MHC will be exempt from the regulatory capital requirements until consolidated assets exceed $3.0 billion.

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

Waivers of Dividends by Lake Shore, MHC.  The Dodd-Frank Act requires federally-chartered mutual holding companies to give the Federal Reserve Board notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like Lake Shore, MHC, the Federal Reserve Board “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009.  Lake Shore, MHC qualifies as a grandfathered mutual holding company.  The Dodd-Frank Act further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.  The Federal Reserve Board has issued an interim final rule that also requires, as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  Lake Shore, MHC solicited its members (depositors of Lake Shore Savings Bank) to vote on the proposal to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.48 per share to be declared by the Company for the four quarters ending September 30, 2019.  On February 6,  2019, the members approved the waiver of dividends. The Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Board for their non-objection. As of March 7,  2019, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 6,  2020. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.  For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of Lake Shore Savings to make capital distributions to Lake Shore Bancorp and the waiver of dividends by Lake Shore, MHC.”

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

The registration under the Securities Act of 1933 of shares of the common stock in the initial stock offering does not cover the resale of the shares.  Shares of the common stock purchased by persons who are not affiliates of Lake Shore Bancorp may be resold without registration. Shares purchased by an affiliate (generally officers, directors and principal shareholders) of Lake Shore Bancorp will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933.  If Lake Shore Bancorp meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Lake Shore Bancorp who complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three month period, the greater of 1% of the outstanding shares of Lake Shore Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks.  Provision may be made in the future by Lake Shore Bancorp to permit affiliates to have their shares registered for sale under the Securities Act of 1933.

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

Item 1A.  Risk Factors.

In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

Risks Related To Our Business

Our loan portfolio includes loans with a higher risk of loss.  We originate commercial real estate loans, commercial business loans, consumer loans, and residential real estate loans (including home equity loans) primarily within our market area.  Our business strategy is to increase our commercial real estate and commercial business loan portfolios. Commercial real estate (including commercial construction), commercial business, and consumer loans, which comprised in the aggregate 50.0% of our total loan portfolio at December 31, 2018. These types of loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.  These loans also have greater credit risk than residential real estate for the following reasons:

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

Low demand for real estate loans may lower our profitability.    Making loans secured by real estate, including one- to four-family and commercial real estate, is our primary business and primary source of revenue.  If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans.  Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates.  We experienced commercial loan growth during 2015 through 2018, especially in the Erie County market area, which had a positive impact on net interest income.  If rates continue to rise, loan demand may slow down, and deposit expenses may increase, which could lower our profitability.

We have opened new branches and may open additional new branches in the near future.  Opening new branches reduces our short-term profitability due to one-time fixed expenses coupled with low levels of income earned by the branches until their customer bases are built.  We may continue to expand through de novo branching.  The expense associated with a de novo branch  will significantly increase our non-interest expense, with compensation, technology and occupancy costs constituting the largest amount of increased costs.  Losses are expected from new branches for some time as the expenses associated with it are largely fixed and typically greater than the income earned as a branch builds up its customer base.  There can be no assurance that a branch expansion strategy will result in increased earnings, or that it will result in increased earnings within a reasonable period of time.  We expect that the success of a branching strategy will depend largely on the ability of our staff to market the deposit and loan products offered by us, as well as by utilizing an integrated multi-channel approach to service our customers.  The probability of opening a new branch will depend on available site locations, the economic environment and projected demand in targeted market areas.

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

The Bank’s Asset-Liability Committee which meets quarterly is responsible for balance sheet strategy and for monitoring the impact of changing interest rates on the Bank’s operations and financial condition.

We are subject to certain risks with respect to liquidity. “Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers.  Our primary source of liquidity is our core deposit base, which is raised through our retail branch network.  Core deposits - consisting of savings and money market accounts, time deposits less than $250,000 and demand deposits - comprised approximately 93.0% of total deposits at December 31, 2018.  Additional available unused sources of liquidity include borrowings from the Federal Reserve of NY, FHLB, access to brokered deposits and lines of credit with correspondent banks.  Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $69.4 million at December 31, 2018.

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

Our information systems may experience an interruption or breach in security. We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer accounts, general ledger, deposit, loan and other systems. There have been increasing efforts to breach data security at financial institutions through cyber-attacks. Recently, there have been several instances involving financial services and consumer-based companies reporting the unauthorized disclosure of customer information or the destruction, ransom or theft of corporate data. We may be unable to proactively address these types of security breaches or to implement adequate preventative measures because the techniques used to cause these breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas throughout the world. While we have policies and procedures designed to prevent, limit or mitigate the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be adequately addressed.  We periodically review our security protocols and, as necessary, add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. Additionally, we outsource our data processing to third parties. If the third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations. Furthermore, breaches of such third party’s technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own. Fraud attacks targeting customer-controlled devices, plastic payment card terminals, and merchant data collection points provide another source of potential loss, again through no fault of our own. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We continually encounter technological change.  The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements.  Furthermore, new payment services developed and offered by non-financial institution competitors pose an increasing threat to the traditional payment services offered by financial institutions. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers and we may not be able to effectively deploy new technologies to improve our operational efficiency.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on us.

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

We expect that our return on equity will be low compared to other financial institutions as a result of our high level of capital.  Return on average equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. Our return on equity may be low while we continue to leverage capital levels via organic growth of loans and deposits.  We may manage excess capital through dividend payments and a stock repurchase program when cash availability and market prices make such purchases appropriate. As we implement our strategic plan to increase net interest income and non-interest income via organic growth, we expect our return on equity ratio to improve.  Failure to achieve a competitive return on average equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable financial institutions with higher returns on average equity.

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

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses. Our risk management framework is designed to minimize risk and loss to the Company. We seek to identify, measure, monitor, report and control our exposure to risk, including credit, interest rate, liquidity, price, operations, compliance, strategic, and reputation risks.  We additionally segregate and assess information technology and human resource risks due to their complexity and over-arching risk profiles.   While we deploy a diverse set of risk monitoring and mitigation techniques, including internal management and third-party engagement in risk processes, risk identification and mitigation processes are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

Public shareholders do not exercise voting control over us. A majority of our voting stock is owned by Lake Shore, MHC.  Lake Shore, MHC is controlled by its Board of Directors, which consist of those persons who are members of the Board of Directors of Lake Shore Bancorp and Lake Shore Savings.  Lake Shore, MHC will determine the outcome of the election of the Board of Directors of Lake Shore Bancorp, and, as a general matter, controls the outcome of most matters presented to the shareholders of Lake Shore Bancorp for resolution by vote.   Consequently, Lake Shore, MHC, acting through its Board of Directors, is able to control the business and operations of Lake Shore Bancorp and may be able to prevent any challenge to the ownership or control of Lake Shore Bancorp by shareholders other than Lake Shore, MHC.  There is no assurance that Lake Shore, MHC will not take actions that the public shareholders believe are against their interests.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations. The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or “CECL”, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

Our ability to pay dividends is subject to the ability of Lake Shore Savings to make capital distributions to Lake Shore Bancorp and the waiver of dividends by Lake Shore, MHC. The value of Lake Shore Bancorp’s common stock is significantly affected by our ability to pay dividends to our public shareholders.  Our long-term ability to pay dividends to our shareholders is based primarily upon the ability of the Bank to make capital distributions to Lake Shore Bancorp, and also the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends. Under OCC safe harbor regulations, the Bank may distribute capital to Lake Shore Bancorp in an amount not exceeding net income for the current calendar period and the prior two calendar years.  Our ability to pay dividends and the amount of such dividends is also affected by the ability of Lake Shore, MHC, our mutual holding company and majority shareholder of Lake Shore Bancorp, to waive the receipt of dividends declared by Lake Shore Bancorp. Lake Shore, MHC waived its right to receive most of its dividends on its shares of Lake Shore Bancorp since its inception in 2006. The ability to waive dividends meant that Lake Shore Bancorp had more cash resources to pay dividends to its public shareholders than if Lake Shore, MHC accepted such dividends.  Lake Shore, MHC is now required to obtain a waiver from the Federal Reserve Board allowing it to waive its right to dividends.

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

Lake Shore, MHC solicited its members (the depositors of Lake Shore Savings Bank) to vote on the proposal to waive dividends and on February 6, 2019, the members approved the waiver of dividends. The Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Board for its non-objection. As of March 7, 2019, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 6, 2020. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.

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

We are subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital or constrain us from paying dividends or repurchasing shares. In July 2013, the federal banking agencies approved a new rule that substantially amended the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule included new minimum risk-based capital and leverage ratios, which became effective for Lake Shore Savings on January 1, 2015 and refined the definition of what constitutes “capital” for purposes of calculating these ratios.  Refer to “Supervision and Regulation, Capital Rights” and Note 14 in Audited Consolidated Financial Statements for description of revised minimum capital regulations. The minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and was fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

Notwithstanding the foregoing, pursuant to EGRRCPA, the OCC proposed a rule that establishes a community bank leverage ratio (tangible equity to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to replace the general applicable risk-based capital requirements under Basel III.  Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The OCC’s proposed rule provides that the Bank will be well capitalized with a community bank leverage ratio of 9% or greater, adequately capitalized with a community bank leverage ratio of 7.5% or greater, undercapitalized if the Bank’s community bank leverage ratio is less than 7.5% and greater than 6% and significantly undercapitalized if the Bank’s community bank leverage ratio is less than 6%. The definition of critically undercapitalized is unchanged from the current regulations. Until the OCC’s proposed rule is finalized, the Basel III risk-based and leverage ratios remain in effect.

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

Competition in our primary market area may reduce our ability to attract and retain deposits and originate loans.  We operate in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans.  Our most direct competition for savings deposits has come from commercial banks, credit unions, savings banks and online banks. Competition has increased in our market areas as a result of new entrants to the Erie County market area.  We face additional competition for depositors from non-depository competitors such as the mutual fund industry, securities and brokerage firms, and insurance companies.  Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, online retail mortgage lenders and other financial service companies.  Competition for loan originations and deposits may limit our future growth and earnings prospects.  Some of the institutions with which we compete have substantially greater resources than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability will depend upon our continued ability to compete successfully in our market areas.

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

Our stock price may be volatile due to limited trading volume. Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in Lake Shore Bancorp’s common stock has been relatively small, averaging less than 2,000 shares per day during 2018. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

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

Item 1B.  Unresolved Staff Comments.

                None.

Item 2.  Properties.

We conduct our business through our corporate headquarters, administrative offices, and eleven branch offices.  At December 31, 2018, the net book value of our buildings and premises was $8.3 million and the net book value of the computer equipment and other furniture and fixtures, and equipment at our offices totaled $1.1 million. For more information, see Note 6 and Note 9 in the Notes to our Audited Consolidated Financial Statements.

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

(1) The building is owned.  Additional parking lot is leased.  The lease expires in 2019 with contract extension negotiations expected to begin in the 3rd quarter of 2019.  Management plans to request a new 5 year lease.
(2) The building is owned.  The land is leased. The lease expires in 2020, but has an option for a five-year renewal.
(3) The building is owned. Additional parking lot is leased. The lease expires in 2019, but has an automatic one-year renewal option.
(4) This building was purchased in 2017 when the lease expired.  An addition to the building was also constructed during 2017.

(5) The lease expires in 2028.

(6) The lease expires in 2019, but has an option for a five-year renewal at expiration.

Item 3. Legal Proceedings.

At December 31, 2018, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Lake Shore Bancorp, Inc. common stock trades on the Nasdaq Global Market under the symbol “LSBK”.

The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend, dependent upon certain factors such as our earnings, financial condition, capital requirements, regulatory limitations on the payment of dividends, and other relevant factors. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue.  Refer to Part I, Item 1. “Business – Supervision and Regulation - Federal Banking Regulations - Capital Distributions” and “Business – Supervision and Regulation - Holding Company Regulation - Source of Strength and Waivers of Dividends by Lake Shore, MHC” and Part I, Item 1a. “Risk Factors – Risks Related to Recent Developments and The Banking Industry Generally” above for information on the possible restriction of dividend payments and MHC dividend waivers.

As of March 21,  2019, there were 751 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) of Lake Shore Bancorp, Inc. common stock.

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

October 1 through October 31, 2018	26,900	$16.14	26,900	81,190
November 1 through November 30, 2018	-	-	-	81,190
December 1 through December 31, 2018	15,255	15.30	13,000	68,190
Total	42,155	$15.84	39,900	68,190

(1)

On May 16, 2017, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 121,190 shares of our outstanding common stock. This amount represented approximately 5% of our outstanding common stock not owned by the MHC as of May 16, 2017. The repurchase plan does not have an expiration date and superseded the prior Board of Directors approved stock repurchase plan from December 11, 2015 which had 34,101 shares remaining available for purchase at May 15, 2017.

Item 6.  Selected Financial Data.

Our selected consolidated financial and other operational data is set forth below, which is derived in part from, and should be read in conjunction with, our audited consolidated financial statements and notes thereto as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016, beginning on page F-1 of this Form 10-K. Our selected consolidated financial and other operational data as of December 31, 2016, 2015 and 2014 and for the years ended December 31, 2015 and 2014 are from audited consolidated financial statements and notes not included in this Form 10-K.

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Selected financial condition data:
Total assets	$545,708	$518,977	$489,174	$473,385	$487,471
Loans, net	392,471	365,063	326,365	297,101	284,853
Securities available for sale	86,193	80,421	86,335	113,213	138,202
Federal Home Loan Bank stock	1,545	1,631	1,340	1,454	1,375
Total cash and cash equivalents	30,751	40,913	45,479	34,227	35,811
Total deposits	432,458	405,153	385,893	369,155	386,939
Long-term debt	24,650	26,950	18,950	21,150	18,950
Total stockholders' equity	79,804	78,375	76,030	73,876	71,630
Allowance for loan losses	3,448	3,283	2,882	1,985	1,921
Non-performing loans	3,218	3,833	5,866	4,668	4,729
Non-performing assets	3,896	4,268	6,278	5,380	5,130

	For the year ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Selected operating data:
Interest income	$21,536	$19,408	$17,518	$17,587	$17,879
Interest expense	3,602	2,630	2,294	2,757	3,348
Net interest income	17,934	16,778	15,224	14,830	14,531
Provision for loan losses	390	510	1,125	400	222
Net interest income after provision for loan losses	17,544	16,268	14,099	14,430	14,309
Total non-interest income	2,474	2,655	4,070	2,707	2,235
Total non-interest expense	15,433	14,360	13,879	13,083	12,819
Income before income taxes	4,585	4,563	4,290	4,054	3,725
Income taxes	585	1,185	775	716	567
Net income	$4,000	$3,378	$3,515	$3,338	$3,158
Basic earnings per common share	$0.66	$0.55	$0.58	$0.57	$0.55
Diluted earnings per common share	$0.66	$0.55	$0.58	$0.56	$0.55
Dividends declared per share	$0.40	$0.32	$0.28	$0.28	$0.28

	At or for the year ended December 31,
	2018	2017	2016	2015	2014
Selected financial ratios and other data
Performance ratios:
Return on average assets	0.75%	0.67%	0.74%	0.70%	0.65%
Return on average equity	5.07%	4.34%	4.58%	4.57%	4.58%
Dividend payout ratio(1)	60.61%	58.18%	48.28%	50.00%	50.91%
Interest rate spread(2)	3.43%	3.45%	3.29%	3.18%	3.06%
Net interest margin(3)	3.61%	3.61%	3.44%	3.34%	3.21%
Efficiency ratio(4)	75.62%	73.89%	71.93%	74.60%	76.46%
Non-interest expense to average total assets	2.88%	2.86%	2.91%	2.73%	2.63%
Average interest-earning assets to average interest-bearing liabilities	125.68%	128.07%	129.18%	125.03%	120.93%
Book value per share(5)	$13.29	$12.85	$12.49	$12.31	$11.96

Capital ratios:
Common Equity Tier 1 capital to risk-weighted assets(6)(7)	19.70%	20.82%	22.23%	24.21%	n/a
Total risk-based capital to risk-weighted assets(6)	20.59%	21.75%	23.15%	24.93%	25.71%
Tier 1 risk-based capital to risk-weighted assets(6)	19.70%	20.82%	22.23%	24.21%	24.95%
Tangible capital to tangible assets(6)	13.99%	14.40%	14.73%	14.31%	13.16%
Tier 1 leverage (core) capital to adjustable tangible assets(6)	13.99%	14.40%	14.73%	14.31%	13.16%
Equity to total assets	14.62%	15.10%	15.54%	15.61%	14.69%

Asset quality ratios:
Non-performing loans as a percent of total net loans	0.82%	1.05%	1.80%	1.57%	1.66%
Non-performing assets as a percent of total assets	0.71%	0.82%	1.28%	1.14%	1.05%
Allowance for loan losses as a percent of total net loans	0.88%	0.90%	0.88%	0.67%	0.67%
Allowance for loan losses as a percent of non-performing loans	107.15%	85.65%	49.13%	42.52%	40.62%

Other data:
Number of full service offices	11	11	11	11	11
Number of full-time equivalent employees	114	111	106	109	108

(1)Represents dividends declared per share as a percent of diluted earnings per share. This calculation does not take into account the waiver of dividends by Lake Shore, MHC.

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

(6)Represents the capital ratios of Lake Shore Savings Bank since Lake Shore Bancorp, Inc., as a savings and loan holding company with less than $3.0 billion in consolidated assets is not subject to formula-based capital requirements at the holding company level.

(7)Effective January 1, 2015, Lake Shore Savings Bank became subject to new capital requirements adopted by the OCC. The new requirements resulted in the creation of a new required ratio for Common Equity Tier 1 (“CET1”) capital.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our consolidated financial condition and results of operations.  You should read the information in this section in conjunction with our audited consolidated financial statements and accompanying notes to the audited consolidated financial statements beginning on page F-1 of this Form 10-K, and the other statistical data provided in this Form 10-K.

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

To operate successfully, we must manage various types of risk, including but not limited to, interest rate risk, credit risk, liquidity risk, operational and information technology risks, strategic risk, reputation risk and compliance risk. A significant form of market risk for the Company is interest rate risk, as the Company’s assets and liabilities are sensitive to changes in interest rates.  Interest rate risk is the exposure of our net interest income to adverse movements in interest rates. Net interest income is our primary source of revenue and interest rate risk is a  significant non-credit related risk to which our Company is exposed.  Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of our assets and liabilities. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers and debt issuers to repay loans and debt securities, the volume of loan repayments and refinancings, the flow and mix of deposits and the fair value of available for sale securities. In recent years, the Company has adjusted its strategies to manage interest rate risk by originating a greater volume of shorter-term, adjustable rate commercial real estate and commercial business loans and increasing its concentration of core deposits, which are less interest rate sensitive.  In the third quarter of 2018, the Company entered into an interest rate swap arrangement with a notional amount of $3.0 million to convert a portion of its fixed rate residential, one- to four-family real estate loans into adjustable rate interest-earning assets, to better manage its exposure to movements in interest rates.

Credit risk is also a significant form of risk for the Company.  Credit risk is the risk to our earnings and stockholders’ equity that results from customers, to whom loans have been made, and from issuers of debt securities in which the Company has invested, failing to repay their obligations. The magnitude of risk depends on the capacity and willingness of borrowers and debt issuers to repay and the sufficiency of the value of collateral obtained to secure the loans made or investments purchased. This risk is managed by policies approved by the Company’s Board of Directors, review of compliance with the policies and periodic reporting and evaluation of loans or securities that are non-performing or demonstrate other characteristics of potential loss.

Management Strategy

Our Reputation.    Our primary management strategy has been to maintain our position as an authentic community bank, locally headquartered in Western New York, with over 127 years of service to our community.  Our management team strives to accomplish this goal by continuing to emphasize our exceptional individualized customer service and financial strength, continued community involvement, effective risk management, strong capital levels, technological services and penetration in our market areas via organic growth of loans and deposits.

Branding and Marketing.    We currently operate eleven full-service branch offices throughout Western New York, where our branch teams initiate and develop both consumer and commercial customer relationships in and around the surrounding market areas.  We offer concierge banking services, together with our online and mobile customer conveniences, creating a truly individualized approach for customers to manage their finances whenever, wherever and however they wish.  As a true local bank, we pride ourselves on offering competitive products delivered with the individualized service our customers have come to expect.   Our experienced team of commercial bankers can meet the needs of nearly any type of business through a variety of checking and credit products, and banking services. Our team members live and work right here in our Western New York communities and can fully understand the specific challenges and opportunities our customers face daily. As the banking industry continues to evolve to meet the rapidly increasing demands of those we serve, specifically in the area of technological conveniences, we must continually listen keenly to our customers, and remain proactive in our efforts to provide the unparalleled service they have come to expect.  From local decision-making, responding quickly and efficiently to customer needs, and utilizing technology to level the playing field with our competitors, we are committed to developing long-term relationships with our customers.  Staying true to our local roots and mission of “Putting People First” continues to uniquely position us as a bank of choice in Western New York.

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

Lending. Our strategy is to grow our loan portfolio with emphasis on the origination of short-term adjustable rate commercial real estate, commercial business and home equity loans, while maintaining strong underwriting and asset quality. Historically, our lending portfolio has consisted predominantly of residential one- to four-family mortgage loans. At December 31, 2018 and 2017, residential one- to four-family mortgage loans (including loans to finance the construction of one- to four-family homes) constituted 39.5% and 39.6%, respectively, of our total loan portfolio at such respective dates. In the past, we have sold low-yield long-term conforming fixed rate one- to four-family residential loans that we originated on the secondary market, as part of our interest rate risk strategy and asset/liability management, and may do so in the future, if it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential mortgage loans.

Due to the interest rate risk inherent in holding long-term, fixed rate one- to four-family real estate loans in our portfolio, we have been strategically focused on increasing the originations of commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. We have also focused on commercial business lending to small businesses, including business installment loans, lines of credit and other commercial loans. These types of commercial loans are generally made at higher interest rates and for shorter terms than one- to four-family real estate loans, which reduces the Bank’s interest rate risk. At December 31, 2018 and 2017, our commercial real estate loan portfolio (including loans to finance the construction of commercial real estate) represented the largest holdings in our loan portfolio at 44.0% and 42.0%, respectively, of total loans.

Commercial business loans, home equity loans and consumer loans provide diversification to our loan portfolio while meeting the needs of our customers.  As of December 31, 2018 and 2017, our commercial business loan portfolio represented 5.6% and 7.6%, respectively, of total loans, while the home equity loan portfolio represented 10.7% and 10.4%, of total loans, respectively.

Asset Quality. We remain committed to maintaining prudent underwriting standards and aggressively monitoring our loan portfolio to maintain asset quality. We introduce loan products only when we are confident that our staff has the necessary expertise to originate and administer such loans, and that sound underwriting and collection procedures are in place. Our goal is to continue to improve our asset quality through prudent underwriting standards and the diligence of our loan collection personnel. At December 31, 2018, our ratio of non-performing loans to total net loans was 0.82% as compared to 1.05% at December 31, 2017.

Investment Portfolio.  Our investment policy is designed primarily to complement our lending and deposit activities and to provide and maintain liquidity within established guidelines, to generate a favorable return without incurring undue interest rate and credit risk, and to manage the interest rate sensitivity of our assets and liabilities.  We employ a third party financial advisor to assist us in managing our investment portfolio and developing balance sheet strategies.

At December 31, 2018 and 2017, we had $86.2 million and $80.4 million, respectively, invested in securities available for sale, the majority of which are agency collateralized mortgage obligation securities (“CMOs”), agency mortgage-backed securities and municipal securities. At December 31, 2018, we had a $165,000, net unrealized gain on the investment portfolio as compared to a $1.2 million net unrealized gain as of December 31, 2017.  The decrease in the net unrealized gain during 2018 was due to an increase in market interest rates, which had a negative impact on the market value of our securities portfolio as demand increased for new-issue securities with higher rates.

Asset Liability Management. As mentioned earlier in this report, our business consists primarily of originating commercial real estate loans and one- to four-family residential real estate loans secured by properties in our market area and investing in residential mortgage backed securities, CMOs and municipal securities. One- to four-family residential real estate loans generally involve a lower degree of credit risk and carry a lower yield than commercial real estate and commercial business loans. The average maturity of residential real estate loans is longer than that for commercial loans. Our loans are primarily funded by core deposits (i.e. checking, savings and money market accounts) and time deposits (which typically mature within 2 to 3 years on average). As a result, we are exposed to interest rate risk, as our interest-bearing liabilities will mature or re-price more quickly than our interest-earning assets in a rising rate environment. A key part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates.  The Asset and Liability Committee of the Board of Directors is responsible for evaluating the interest rate risk inherent in our balance sheet, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives and for managing this risk consistent with the guidelines approved by the Board of Directors.  Senior management monitors the level of interest rate risk and the Asset and Liability Committee meets at least quarterly to review the interest rate risk position.

Although we plan to continue to originate one- to four-family residential mortgage loans going forward, we have been and intend to continue to increase our focus on the origination of commercial real estate loans and commercial business loans.  Commercial loans generally have adjustable rates, higher returns and shorter durations than one- to four-family residential real estate loans, thereby reducing interest rate risk levels. As part of our asset liability strategy, we review the duration of assets on our balance sheet, and if necessary, we may sell loans or securities to help manage our interest rate risk.

Our strategy also involves managing interest expense. In recent years, we have decreased the amount of higher-cost fixed rate time deposits and have concentrated on building lower-cost core deposits. We offer competitive rates on a variety of deposit products to meet the needs of our customers and to meet asset-liability goals. We also consider borrowed funds or brokered deposits to supplement our deposit portfolio or liquidity requirements, as needed.

We are actively involved in managing our balance sheet through the direction of our Asset-Liability Committee and the assistance of a third party advisor. Historic economic conditions have underscored the importance of a strong balance sheet. We strive to achieve this through managing our interest rate risk and maintaining strong capital levels, putting aside adequate loan loss reserves and keeping liquid assets on hand. In the third quarter of 2018, the Company entered into an interest rate swap arrangement with a notional amount of $3.0 million to convert a portion of its fixed rate residential, one- to four-family real estate loans into adjustable rate interest-earning assets, to better manage its exposure to movements in interest rates.  In addition to the interest rate swap arrangement, we have diversified our asset mix during the last three years, which may result in improved net interest margins and reduced exposure of our net interest income and earnings to interest rate risk. We will continue to manage our interest rate risk by diversifying the type and maturity of assets in our loan and investment portfolios and monitoring the maturities in our deposit portfolio and borrowing facilities.

Critical Accounting Policies

It is management’s opinion that accounting estimates covering certain aspects of our business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates.

Allowance for loan losses. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance for loan losses required for probable credit losses and the material effect that such judgments can have on the results of operations.  Management’s monthly evaluation of the adequacy of the allowance considers our historical loan loss experience, review of specific loans that are past due or where management has knowledge of possible credit problems, current economic conditions, and such other factors considered appropriate to estimate loan losses.  Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions, or economic conditions.  Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in our local market areas, concentrations of risk or a  decline in local property values. The Company’s determination as to the amount of its allowance for loan losses is subject to review by its bank regulators, which can require the establishment of additional loss allowances. Refer to Note 5 of the Notes to Audited Consolidated Financial Statements for more information on the allowance for loan losses.

Investment Valuations. In management’s opinion, the accounting policy relating to the valuation of investments is a critical accounting policy.  We use a third party vendor to provide independent pricing of the securities in our investment portfolio.  The third party vendor utilizes public quotations, third party dealer quotes and pricing models.  The determination of fair value pricing on investments may require significant judgment or estimation, particularly when liquid markets do not exist for the item being valued.  The use of different assumptions for these valuations could produce significantly different results which may have material positive or negative effects on the results of our operations.  Refer to Note 13 of the Notes to Audited Consolidated Financial Statements for more information on fair value.

Impairment of Investments. Management also considers the accounting policy relating to the impairment of investments to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the consolidated results of income.  The credit portion of a decline in the fair market value of investments below cost deemed to be other-than-temporary (“OTTI”) may be charged to earnings resulting in the establishment of a new cost basis for an asset.  Management continually reviews the current value of its investments for evidence of OTTI.  Refer to Note 3 of the Notes to Audited Consolidated Financial Statements for more information on OTTI.

These critical policies and their application are reviewed periodically by our Audit/Risk Committee and our Board of Directors.  All accounting policies are important, and as such, we encourage the reader to review each of the policies included in the notes to the Audited Consolidated Financial Statements to better understand how our financial performance is reported.

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

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2018			December 31, 2017			December 31, 2016
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$32,109	$572	1.78%	$31,632	$270	0.85%	$31,810	$114	0.36%
Securities(1)	84,419	2,641	3.13%	80,536	2,448	3.04%	98,613	2,901	2.94%
Loans	379,617	18,323	4.83%	352,309	16,690	4.74%	312,359	14,503	4.64%
Total interest-earning assets	496,145	21,536	4.34%	464,477	19,408	4.18%	442,782	17,518	3.96%
Other assets	39,849			37,527			34,366
Total assets	$535,994			$502,004			$477,148

Interest-bearing liabilities
Demand & NOW accounts	$50,790	$58	0.11%	$50,543	$63	0.12%	$45,584	$37	0.08%
Money market accounts	114,212	825	0.72%	86,517	283	0.33%	77,649	153	0.20%
Savings accounts	52,740	30	0.06%	53,874	31	0.06%	48,402	28	0.06%
Time deposits	150,550	2,064	1.37%	147,764	1,703	1.15%	150,889	1,612	1.07%
Borrowed funds & other interest-bearing liabilities	26,486	625	2.36%	23,969	550	2.29%	20,231	464	2.29%
Total interest-bearing liabilities	394,778	3,602	0.91%	362,667	2,630	0.73%	342,755	2,294	0.67%
Other non-interest bearing liabilities	62,304			61,521			57,714
Stockholders' equity	78,912			77,816			76,679
Total liabilities & stockholders' equity	$535,994			$502,004			$477,148
Net interest income		$17,934			$16,778			$15,224
Interest rate spread			3.43%			3.45%			3.29%
Net interest margin			3.61%			3.61%			3.44%

(1)	The tax equivalent adjustment for bank qualified municipal securities results in rates of 3.63%, 4.09% and 3.88% for the years ended December 31, 2018, 2017 and 2016, respectively.

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

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Compared to			Compared to
	Year Ended December 31, 2017			Year Ended December 31, 2016
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$298	$4	$302	$157	$(1)	$156
Securities	73	120	193	94	(547)	(453)
Loans, including fees	320	1,313	1,633	300	1,887	2,187
Total interest-earning assets	691	1,437	2,128	551	1,339	1,890
Interest-bearing liabilities:
Demand & NOW accounts	(5)	-	(5)	22	4	26
Money market accounts	428	114	542	111	19	130
Savings accounts	-	(1)	(1)	-	3	3
Time deposits	328	33	361	125	(34)	91
Total deposits	751	146	897	258	(8)	250
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	26	49	75	17	69	86
Total interest-bearing liabilities	777	195	972	275	61	336
Total change in net interest income	$(86)	$1,242	$1,156	$276	$1,278	$1,554

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Total assets at December 31, 2018 were $545.7 million, an increase of $26.7 million, or 5.2%, from $519.0 million at December 31, 2017.  The increase in total assets was primarily due to a $27.4 million increase in net loans receivable, a $5.8 million increase in securities available for sale and a $3.4 million increase in bank owned life insurance, partially offset by a $10.2 million decrease in cash and cash equivalents.

Cash and cash equivalents decreased by $10.2 million, or 24.8%, from $40.9 million at December 31, 2017 to $30.8 million at December 31, 2018.  The decrease was primarily due to a net cash outflow of $30.1 million relating to net loan originations and principal collections and a net cash outflow of $6.7 million for purchases, sales and maturities on the investment portfolio, partially offset by a $27.3 million increase in deposits during the year ended December 31, 2018.

Securities available for sale increased by $5.8 million, or 7.2%, to $86.2 million at December 31, 2018 compared to $80.4 million at December 31, 2017.  The increase was primarily due to $16.2 million of new securities purchased, partially offset by the receipt of $9.4 million for maturities, prepayments and calls of securities and $1.0 million of unrealized losses on the securities portfolio during the year ended December 31, 2018. The unrealized losses on the securities portfolio were primarily due to an increase in market interest rates during the year ended December 31, 2018.

Net loans receivable increased during the year ended December 31, 2018 as shown in the table below:

	At December 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$155,024	$144,614	$10,410	7.2%
Home equity	41,830	38,078	3,752	9.9%
Commercial	150,475	122,747	27,728	22.6%
Construction - Commercial	22,252	30,802	(8,550)	(27.8)%
Total real estate loans	369,581	336,241	33,340	9.9%
Other Loans:
Commercial	21,825	27,612	(5,787)	(21.0)%
Consumer	1,156	1,355	(199)	(14.7)%
Total gross loans	392,562	365,208	27,354	7.5%
Allowance for loan losses	(3,448)	(3,283)	(165)	5.0%
Net deferred loan costs	3,357	3,138	219	7.0%
Loans receivable, net	$392,471	$365,063	$27,408	7.5%

(1)	Includes one- to four-family construction loans.

During 2018, we continued to remain strategically focused on originating shorter duration, adjustable rate commercial real estate loans to diversify our asset mix, to reduce interest rate risk and to increase our net interest margin.

Bank owned life insurance increased by $3.4 million, or 18.8%, to $21.5 million at December 31, 2018 as compared to $18.1 million at December 31, 2017. During the year ended December 31, 2018, the Company purchased an additional $3.0 million of bank owned life insurance to offset the costs of benefits provided under an employee retention agreement entered into during 2018.

The table below shows changes in deposit balances by type of deposit account between December 31, 2018 and December 31, 2017:

	At December 31,	At December 31,	Change
	2018	2017	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$55,327	$54,618	$709	1.3%
Interest bearing	50,211	49,869	342	0.7%
Money market	119,885	99,305	20,580	20.7%
Savings	52,050	52,922	(872)	(1.6)%
Total core deposits	277,473	256,714	20,759	8.1%
Non-core Deposits
Time deposits	154,985	148,439	6,546	4.4%
Total deposits	$432,458	$405,153	$27,305	6.7%

The increase in total deposits was primarily due to growth in core deposits. During 2018 the Company strategically offered competitive rates on money market products as a way to raise funds for loan growth and to shift our deposit mix away from longer duration, fixed rate time deposits in an effort to manage interest rate risk.  As the Federal Reserve raised short term interest rates by 100 basis points during 2018, all banks experienced an increase in the cost of funds, as consumers preferred higher rates and longer terms on deposit products, resulting in an increase in time deposits.

Our borrowings, consisting of advances from the FHLBNY, decreased by $2.3 million, or 8.5%, from $27.0 million at December 31, 2017 to $24.7 million at December 31, 2018.  The decrease was due to the use of excess liquidity to pay off long-term debt which matured during the year ended December 31, 2018.

Total stockholders’ equity increased by $1.4 million, or 1.8%, from $78.4 million at December 31, 2017 to $79.8 million at December 31, 2018.  The increase in stockholders’ equity was primarily due to net income of $4.0 million and a $197,000 increase in additional paid in capital attributed to stock based compensation, partially offset by $1.4 million of treasury stock repurchases, $880,000 in cash dividends paid and $818,000 in other comprehensive losses during the year ended December 31, 2018.

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017

General.    Net income was $4.0 million for the year ended December 31, 2018, or $0.66 per diluted share, an increase of $662,000, or 18.4%, compared to net income of $3.4 million, or $0.55 per diluted share, for the year ended December 31, 2017.  Net income for the year ended December 31, 2018 reflected a $1.2 million increase in net interest income, a $600,000 decrease in income tax expense and a $120,000 decrease in provision for loan losses which was partially offset by a $1.1 million increase in non-interest expenses and a $181,000 decrease in non-interest income when compared to the year ended December 31, 2017.

Net Interest Income.  Net interest income increased by $1.2 million, or 6.9%, to $17.9 million for the year ended December 31, 2018 compared to $16.8 million for the year ended December 31, 2017.  Interest income and interest expense both increased for the year ended December 31, 2018 when compared to the year ended December 31, 2017. Interest rate spread and net interest margin were 3.43% and 3.61%, respectively, for the year ended December 31, 2018 compared to 3.45% and 3.61%, respectively, for the year ended December 31, 2017.

Interest Income.    Interest income increased by $2.1 million, or 11.0%, to $21.5 million for the year ended December 31, 2018 compared to $19.4 million for the year ended December 31, 2017 primarily due to an increase in loan interest income. Loan interest income increased by $1.6 million, or 9.8%, to $18.3 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to a $27.3 million, or 7.8%, increase in the average balance of loans from $352.3 million for the year ended December 31, 2017 to $379.6 million for the year ended December 31, 2018. The increase in the average balance of loans was primarily due to an increase in the average balance of commercial real estate, commercial business and home equity loans, partially offset by a decrease in the average balance of residential one-to four-family loans. The average yield on the loan portfolio was 4.83% for the year ended December 31, 2018 compared to 4.74% for the year ended December 31, 2017. The 2018 increase in the average yield was primarily due to an increase in higher yielding commercial real estate loans and an increase in market interest rates. The 2018 increase in average yield was partially impacted by the prior year receipt of $202,000 of interest income on one non-performing commercial real estate loan which paid off during 2017.  The average yield on the loan portfolio would have been 4.68% for the year ended December 31, 2017 if the $202,000 of interest income received on the non-performing loan payoff was excluded.

Investment income increased $193,000, or 7.9%, to $2.6 million for the year ended December 31, 2018 compared to the year ended December 31, 2017.  The average balance and average yield on the investment portfolio increased from $80.5 million and 3.04% for the year ended December 31, 2017 to $84.4 million and 3.13% for the year ended December 31, 2018. The increase in the average balance and average yield of the investment portfolio was primarily due to the purchase of higher yielding securities, which was partially offset by paydowns received on lower yielding securities since December 31, 2017.

Other interest income increased by $302,000, or 111.9%, to $572,000 for the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase was primarily due to a 93 basis points increase in the average yield on the interest earning deposits and federal funds sold portfolio. The average yield increased from 0.85% for the year ended December 31, 2017 to 1.78% for the year ended December 31, 2018. The average yield increased as a result of a 100 basis points increase in the fed funds rate by the Federal Reserve since December 31, 2017.

Interest Expense.  Interest expense increased by $972,000, or 37.0%, to $3.6 million for the year ended December 31, 2018 when compared to the year ended December 31, 2017 primarily due to an increase in interest paid on deposits.  Interest paid on deposits increased by $897,000, or 43.1%, to $3.0 million for the year ended December 31, 2018 when compared to the year ended December 31, 2017. Interest expense was primarily impacted by a 39 and 22 basis points increase, respectively, in the average interest rates paid on money market and time deposit accounts as a result of the increase in short term market interest rates since December 31, 2017. The increase in deposit interest expense was also due to an increase in the average balance of deposits since December 31, 2017; specifically a $27.7 million increase in average money market account balances and a $2.8 million increase in average time deposit balances. The increase in the average balance of money market accounts was primarily due to competitive rates being offered on these products in an effort to attract funds for loan growth.The average balance and average yield of the deposit portfolio during the year ended December 31, 2018 was $368.3 million and 0.81%, respectively, as compared to $338.7 million and 0.61%, respectively, for the year ended December 31, 2017.

The interest expense related to advances from the FHLBNY increased $80,000, or 17.1%, to $548,000 for the year ended December 31, 2018 when compared to the year ended December 31, 2017 primarily due to an increase in the average balance and average rate of FHLBNY advances. The average balance of advances from the FHLBNY for the year ended December 31, 2018 was $25.7 million with an average rate of 2.13% compared to an average balance of $23.1 million and an average rate of 2.03% for the year ended December 31, 2017. The Bank increased borrowings in order to take advantage of low cost fixed-rates to fund loan growth.  The increase in the average rate paid on borrowings was primarily due to the increase in market interest rates since the year ended December 31, 2017.

Provision for Loan Losses.    A $390,000 provision to the allowance for loan losses was recorded during the year ended December 31, 2018, which was a $120,000, or 23.5%, decrease in comparison to the provision recorded during the year ended December 31, 2017. The decrease in provision expense was primarily due to a higher provision being recorded for the downgrade in loan classification for two commercial loan relationships during the year ended December 31, 2017.  As of December 31, 2018, these specific commercial loans were performing, and well collateralized by commercial real estate, as well as fixtures and equipment.

The $390,000 provision recorded during the year ended December 31, 2018 was a result of a comprehensive evaluation that is completed on a quarterly basis.  The quarterly evaluations reflect analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.  The evaluation for the year ended December 31, 2018 consisted of the following:

•	$537,000 net provision for commercial real estate loans, which included a:
o

$326,000 general allowance on performing commercial real estate loans; primarily due to a $27.7 million, or 22.6%, increase in this segment of the loan portfolio since December 31, 2017, to reflect inherent losses within the portfolio;

o	$181,000 specific allowance related to charge-offs on two previously impaired commercial real estate loans that were foreclosed upon during the year ended December 31, 2018; and a
o	$30,000 specific allowance related to the impairment of one commercial real estate loan during the year ended December 31, 2018;
•	$97,000 credit provision on construction – commercial real estate loans as a result of an $8.6 million, or 27.8%, decrease in this segment of the loan portfolio since December 31, 2017;
•	$38,000 credit provision for commercial business loans, which included a:
o	$59,000 credit provision as a result of a $5.8 million, or 21.0%, decrease in this segment of the loan portfolio since December 31, 2017; which was partially offset by a
o	$21,000 net provision to reflect an increase in reserves on criticized and classified commercial business loans;
•	$35,000 net credit provision on one-to four-family, home equity, construction – one- to four- family and consumer loans which reflected a:
o	$77,000 credit provision for changes in the related environmental factors used to qualitatively assess inherent loan losses;
o	$18,000 credit provision to reflect a decrease in the historical average net charge-off rate for these loan types over the last five years; which was partially offset by a
o	$14,000 provision associated with the net $14.0 million, or 7.6%, increase in loan growth for these loan types during 2018 to reflect inherent losses on new loan originations; and a
o	$46,000 specific provision related to net charge-offs recorded on these loan types during the year ended December 31, 2018; and a
•

$23,000 unallocated provision for loan losses to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the year ended December 31, 2017, the Company recorded a $510,000 provision to the allowance for loan losses.  The provision consisted of the following:

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

Refer to Note 5 of the Notes to the Audited Consolidated Financial Statements for additional details on the provision for loan losses.

Non-interest Income.    Non-interest income decreased by $181,000, or 6.8%, from $2.7 million for the year ended December 31, 2017 to $2.5 million for the year ended December 31, 2018.  The decrease was primarily attributed to there being no sales of securities during the year ended December 31, 2018 as compared to a $244,000 pre-tax realized gain on the sale of securities during the year ended December 31, 2017.  The decrease was also due to a $37,000 decrease in other income which was partially offset by a $56,000 increase in service charges and fees and a $34,000 increase in earnings on bank owned life insurance during the year ended December 31, 2018.

Non-interest Expenses.  Non-interest expenses increased by $1.1 million, or 7.5%, from $14.4 million for the year ended December 31, 2017 to $15.4 million for the year ended December 31, 2018.  Salaries and employee benefits increased by $752,000, or 9.9%, primarily due to annual salary increases and increases in health insurance and retirement benefits.  Professional services increased by $109,000, or 12.5%, primarily due to an increase in legal expenses during 2018.  Data processing increased by $70,000, or 5.6%, primarily due to implementation of new technology and growth in deposit and loan accounts.  Occupancy and equipment increased by $64,000, or 2.8%, primarily due to increases in repair and building maintenance costs and software and technology maintenance costs.  Other expenses increased by $77,000, or 5.9%, primarily due to increases in training costs and collection and foreclosure expenses.

Income Tax Expense.    Income tax expense decreased by $600,000, or 50.6%, from $1.2 million for the year ended December 31, 2017 to $585,000 for the year ended December 31, 2018. The decrease in income tax expense was primarily due to a reduction in the effective tax rate to 12.8% for the year ended December 31, 2018 from 26.0% for the year ended December 31, 2017 as a result of the Tax Act, which lowered the federal corporate tax rate from 34% to 21% as of January 1, 2018. The Tax Act was enacted during the fourth quarter of 2017 and generally accepted accounting principles required that the impact of the provisions in the Tax Act be accounted for in the period of enactment.  As such, the Company was required to revalue its net deferred tax asset as of December 31, 2017, to reflect the reduction in the corporate tax rate, resulting in a one-time $262,000 net income tax expense adjustment during the fourth quarter of 2017.  The impact of the lower corporate tax rate during 2018 was partially offset by a decrease in the mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance in relation to our pre-tax income for the current year.

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

General.    Net income was $3.4 million for the year ended December 31, 2017, or $0.55 per diluted share, a decrease of $137,000, or 3.9%, compared to net income of $3.5 million, or $0.58 per diluted share, for the year ended December 31, 2016.  Net income for the year ended December 31, 2017 reflected a $1.4 million decrease in non-interest income, a $481,000 increase in non-interest expense and a $410,000 increase in income tax expense, which was partially offset by a $1.6 million increase in net interest income and a $615,000 decrease in the provision for loan losses, when compared to the year ended December 31, 2016. The decrease in non-interest income for the year ended December 31, 2017 was primarily due to a $1.6 million pre-tax realized gain on the sale of securities during the year ended December 31, 2016 as compared to a $244,000 pre-tax realized gain on the sale of securities during the year ended December 31, 2017.  The increase in income tax expense during the year ended December 31, 2017 was partially due to the recognition of a $262,000 net tax expense as a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Act enacted in December 2017.  The reduction in the corporate income tax rate required revaluation of net deferred tax assets at the time of enactment.  The remaining increase in income tax expense was attributed to an increase in pre-tax income for the year ending December 31, 2017.

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

Refer to Note 5 of the Notes to the Audited Consolidated Financial Statements for additional details on the provision for loan losses.

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

Income Tax Expense.  Income tax expense increased by $410,000, or 52.9%, from $775,000 for the year ended December 31, 2016 to $1.2 million for the year ended December 31, 2017. The increase in income tax expense during the year ended December 31, 2017 was primarily due to the recognition of a $262,000 net income tax expense for the revaluation of net deferred tax assets due to the reduction in the U.S. corporate tax rate enacted under the Tax Act.  The Tax Act lowered the corporate tax rate from 34% to 21% for the Company’s tax years beginning after December 31, 2017. The Tax Act was enacted during the fourth quarter of 2017 and generally accepted accounting principles require that the impact of the provisions in the Tax Act be accounted for in the period of enactment. As such, the Company was required to revalue its net deferred tax asset as of December 31, 2017, to reflect the reduction in the corporate tax rate. The increase in income tax expense was also due to higher pre-tax income during the year ended December 31, 2017 when compared to the year ended December 31, 2016. Without the impact of the net deferred tax asset revaluation, the effective tax rate would have increased to 20.2% for the year ended December 31, 2017 as compared to an effective tax rate of 18.1%

for the year ended December 31, 2016. This increase would have been primarily a result of a decrease in the mix of tax-exempt income derived from our municipal bond portfolio related to the pre-tax income for 2017.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures.  Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, interest earning deposits at other financial institutions and funds provided from operations.  We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of December 31, 2018,  the maximum amount that we can borrow from the FHLBNY was $107.8 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At December 31, 2018, we had outstanding advances under this agreement of $24.7 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.0 million and a fair value of $11.2 million as of December 31, 2018. There were no balances outstanding with the Federal Reserve Bank at December 31, 2018. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of December 31, 2018.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, calls of investment securities, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace.  These factors reduce the predictability of the timing of these sources of funds.

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the year ended December 31, 2018, we originated loans of approximately $130.6 million as compared to approximately $119.0 million of loans originated during the year ended December 31, 2017. Loan originations exceeded principal repayments and other deductions in 2018 by $30.1 million. Purchases of investment securities totaled $16.2 million and $13.2 million for the years ended December 31, 2018 and 2017, respectively.  These activities were funded primarily through deposit growth, principal payments received on loans and securities,  borrowings and cash reserves.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date.  The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources.  Total deposits were $432.5 million at December 31, 2018, as compared to $405.2 million at December 31, 2017.  The increase in total deposits was due to growth in net core deposits and time deposits during the year ended December 31, 2018.  The Company’s strategic focus is on growing lower-cost core deposits among its retail and commercial customers in an effort to manage interest expenses. Time deposit accounts scheduled to mature within one year were $55.2 million at December 31, 2018.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures in 2019. We do not have any balloon or other payments due on any long-term obligations, other than the borrowing agreements noted above.

Off-Balance Sheet Arrangements

Our off-balance sheet items include loan commitments as described in Note 16 in the Notes to our Audited Consolidated Financial Statements and, as of December 31, 2018, an interest swap agreement for a notional amount of $3.0 million, which is not designated as a hedging instrument and does not have a material impact on our Consolidated Statements of Income.  At December 31, 2018, we had loan commitments to borrowers of approximately $41.9 million and overdraft lines of protection, unused home equity lines of credit, and unused commercial lines of credit of approximately $52.4 million.  We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Accounting Polices, Standards and Pronouncements

Refer to Note 2 in the Notes to our Audited Consolidated Financial Statements for a discussion of significant accounting policies, the impact of the adoption of new accounting standards and recent accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Disclosure not required for smaller reporting companies.

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

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2018.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that exempts the Company from such attestation and requires only management’s report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2018 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2018 fiscal year end.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2018 fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2018 fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2018 fiscal year end.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2018 fiscal year end.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

15(a)(1)  Financial Statements.  The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Financial Condition as of December 31, 2018 and 2017
•	Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016
•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
•	Notes to Consolidated Financial Statements

15(a)(2)  Financial Statement Schedules.  Schedules are omitted because they are not required or the information is provided elsewhere in the Consolidated Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3)  Exhibits.  The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Charter of Lake Shore Bancorp, Inc.[1]
3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[2]
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.[3]
4.2	Form of Restricted Stock Award Notice[4]
4.3	Form of Stock Option Certificate[4]
10.1	Amended and Restated Employment Agreement between Daniel P. Reininga and Lake Shore Savings Bank and Lake Shore Bancorp, Inc.[5]
10.2	Change in Control Agreement between Jeffery M. Werdein and Lake Shore Savings Bank and Lake Shore Bancorp, Inc.[6]
10.3	Amended and Restated Change of Control Agreement between Rachel A. Foley and Lake Shore Savings Banks and Lake Shore Bancorp, Inc.[7]
10.4	Amended and Restated Severance Pay Plan of Lake Shore Savings Bank[8]
10.5	2015 Executives Supplemental Benefit Plan I9
10.6	Amended and Restated 2015 Executives Supplemental Benefit Plan II10
10.7	2015 Directors Supplemental Benefit Plan I11
10.8	Amended and Restated 2015 Directors Supplemental Benefit Plan II12
10.9	Lake Shore Bancorp, Inc. 2006 Stock Option Plan[13]
10.10	Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan[13]
10.11	Amended and Restated 2017 Supplemental Executive Retirement Plan for Daniel P. Reininga[14]
10.12	2015 Executives Supplemental Benefit Plan II amended and restated joinder agreement for Rachel A. Foley[1][5]
10.13	2015 Executives Supplemental Benefit Plan II joinder agreement for Jeffery M. Werdein[1][6]
10.14	Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan[17]
10.15	Retention Agreement between Lake Shore Savings Bank and Jeffrey Werdein[18]
21.1	Subsidiaries of Lake Shore Bancorp, Inc.*
23.1	Consent of Baker Tilly Virchow Krause, LLP*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

_____________________

*Filed herewith.

[1]	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).
[2]	Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on May 18, 2017.
[3]

Incorporated herein by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 8, 2006 (Registration No. 333-129439).

[4]	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 3, 2007 (Registration No. 333-141829).

[5]	Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on January 27, 2017.
[6]	Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on January 29, 2018.
[7]	Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed with the Securities and Exchange Commission on January 29, 2018.
[8]	Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on November 16, 2007.
[9]	Incorporated herein by reference to Exhibit 10.5 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.
[10]	Incorporated herein by reference to Exhibits 10.6 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.
[11]	Incorporated herein by reference to Exhibit 10.7 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.
[12]	Incorporated herein by reference to Exhibit 10.8 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.
[13]	Incorporated herein by reference to the Proxy Statement for our October 24, 2006 special meeting of shareholders filed with the Securities and Exchange Commission on September 7, 2006.
[14]	Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed with the Securities and Exchange Commission on January 27, 2017.
[15]	Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2016.
[16]	Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2016.
[17]	Incorporated herein by reference to Appendix A to the Proxy Statement for our May 23, 2012 annual meeting of shareholders filed with the Securities and Exchange Commission on April 11, 2012.
[18]	Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2019.

Lake Shore Bancorp, Inc.
By:/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer Date: March 27, 2019

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Susan C. Ballard Susan C. Ballard	Director	March 27, 2019
/s/ Tracy S. Bennett Tracy S. Bennett	Director	March 27, 2019
/s/ Sharon E. Brautigam Sharon E. Brautigam	Director	March 27, 2019
/s/ David C. Mancuso David C. Mancuso	Director	March 27, 2019
/s/ Jack L. Mehltretter Jack L. Mehltretter	Director	March 27, 2019
/s/ Daniel P. Reininga Daniel P. Reininga	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2019
/s/ Kevin M. Sanvidge Kevin M. Sanvidge	Vice Chairman of the Board	March 27, 2019
/s/ Gary W. Winger Gary W. Winger	Chairman of the Board	March 27, 2019
/s/ Nancy L. Yocum Nancy L. Yocum	Director	March 27, 2019
/s/ Rachel A. Foley Rachel A. Foley	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 27, 2019
/s/ Steven W. Schiavone Steven W. Schiavone	Principal Accounting Officer	March 27, 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Lake Shore Bancorp, Inc:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Lake Shore Bancorp, Inc. and subsidiary (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2005.

Pittsburgh, Pennsylvania

March 27, 2019

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2018	2017
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$8,880	$7,709
Interest earning deposits	3,244	6,570
Federal funds sold	18,627	26,634
Cash and Cash Equivalents	30,751	40,913
Securities available for sale	86,193	80,421
Federal Home Loan Bank stock, at cost	1,545	1,631
Loans receivable, net of allowance for loan losses 2018 $3,448; 2017 $3,283	392,471	365,063
Premises and equipment, net	9,417	9,373
Accrued interest receivable	1,913	1,801
Bank owned life insurance	21,469	18,077
Other assets	1,949	1,698
Total Assets	$545,708	$518,977
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$377,131	$350,535
Non-interest bearing	55,327	54,618
Total Deposits	432,458	405,153
Long-term debt	24,650	26,950
Advances from borrowers for taxes and insurance	3,134	3,000
Other liabilities	5,662	5,499
Total Liabilities	$465,904	$440,602
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,827,741 shares issued and 6,004,664 shares outstanding at December 31, 2018 and 6,827,741 shares issued and 6,098,323 shares outstanding at December 31, 2017	$68	$68
Additional paid-in capital	30,916	30,719
Treasury stock, at cost (823,077 shares at December 31, 2018 and 729,418 shares at December 31, 2017)	(8,805)	(7,309)
Unearned shares held by ESOP	(1,449)	(1,535)
Unearned shares held by compensation plans	(200)	(540)
Retained earnings	59,145	56,181
Accumulated other comprehensive income	129	791
Total Stockholders' Equity	79,804	78,375
Total Liabilities and Stockholders' Equity	$545,708	$518,977

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$18,323	$16,690	$14,503
Investment securities, taxable	1,050	800	1,101
Investment securities, tax-exempt	1,591	1,648	1,800
Other	572	270	114
Total Interest Income	21,536	19,408	17,518
Interest Expense
Deposits	2,977	2,080	1,830
Long-term debt	548	468	373
Other	77	82	91
Total Interest Expense	3,602	2,630	2,294
Net Interest Income	17,934	16,778	15,224
Provision for Loan Losses	390	510	1,125
Net Interest Income after Provision for Loan Losses	17,544	16,268	14,099
Non-Interest Income
Service charges and fees	1,853	1,797	1,791
Earnings on bank owned life insurance	392	358	281
Unrealized gain on equity securities	2	-	-
Recovery on previously impaired investment securities	145	135	142
Gain on sale of securities available for sale	-	244	1,636
Net gain on sale of loans	12	14	121
Other	70	107	99
Total Non-Interest Income	2,474	2,655	4,070
Non-Interest Expenses
Salaries and employee benefits	8,379	7,627	7,247
Occupancy and equipment	2,350	2,286	2,298
Data processing	1,328	1,258	1,120
Professional services	981	872	999
Advertising	606	596	536
Postage and supplies	248	257	257
FDIC Insurance	149	149	198
Other	1,392	1,315	1,224
Total Non-Interest Expenses	15,433	14,360	13,879
Income before Income Taxes	4,585	4,563	4,290
Income Tax Expense	585	1,185	775
Net Income	$4,000	$3,378	$3,515
Basic and diluted earnings per common share	$0.66	$0.55	$0.58
Dividends declared per share	$0.40	$0.32	$0.28

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net Income	$4,000	$3,378	$3,515
Other Comprehensive Loss, net of tax benefit:
Unrealized holding losses on securities available for sale, net of tax benefit	(703)	(341)	(287)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(115)	(89)	(94)
Net gain on sale of securities included in net income, net of tax expense	-	(161)	(1,080)
Total Other Comprehensive Loss	(818)	(591)	(1,461)
Total Comprehensive Income	$3,182	$2,787	$2,054

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2018, 2017 and 2016

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2016	$67	$29,359	$(7,026)	$(1,706)	$(580)	$50,919	$2,843	$73,876
Net income	-	-	-	-	-	3,515	-	3,515
Other comprehensive loss, net of tax benefit of $752	-	-	-	-	-	-	(1,461)	(1,461)

Stock options exercised (99,808 shares)	1	1,117	-	-	-	-	-	1,118
ESOP shares earned (7,935 shares)	-	22	-	86	-	-	-	108
Stock based compensation	-	9	-	-	-	-	-	9
Compensation plan shares granted (20,354 shares)	-	-	197	-	(197)	-	-	-
Compensation plan shares forfeited (1,704 shares)	-	-	(16)	-	16	-	-	-
Compensation plan shares earned (16,762 shares)	-	25	-	-	183	-	-	208
Purchase of treasury stock, at cost (33,200 shares)	-	-	(455)	-	-	-	-	(455)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	(888)	-	(888)
Balance - December 31, 2016	$68	$30,532	$(7,300)	$(1,620)	$(578)	$53,546	$1,382	$76,030
Net income	-	-	-	-	-	3,378	-	3,378
Other comprehensive loss, net of tax benefit of $305	-	-	-	-	-	-	(591)	(591)
Stock options exercised (505 shares)	-	4	-	-	-	-	-	4
ESOP shares earned (7,935 shares)	-	41	-	85	-	-	-	126
Stock based compensation	-	44	-	-	-	-	-	44
Compensation plan shares granted (27,348 shares)	-	-	270	-	(270)	-	-	-
Compensation plan shares forfeited (1,104 shares)	-	-	(10)	-	10	-	-	-
Compensation plan shares earned (27,909 shares)	-	98	-	-	298	-	-	396
Purchase of treasury stock, at cost (17,100 shares)	-	-	(269)	-	-	-	-	(269)
Cash dividends declared ($0.32 per share)	-	-	-	-	-	(743)	-	(743)
Balance - December 30, 2017	$68	$30,719	$(7,309)	$(1,535)	$(540)	$56,181	$791	$78,375
Net income	-	-	-	-	-	4,000	-	4,000
Other comprehensive loss, net of tax benefit of $217	-	-	-	-	-	-	(818)	(818)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	-	-	-	-	-	(156)	156	-
ESOP shares earned (7,935 shares)	-	44	-	86	-	-	-	130
Stock based compensation	-	45	-	-	-	-	-	45
Compensation plan shares granted (5,329 shares)	-	-	50	-	(50)	-	-	-
Compensation plan shares forfeited (10,433 shares)	-	-	(98)	-	98	-	-	-
Compensation plan shares earned (28,315 shares)	-	108	-	-	292	-	-	400
Purchase of treasury stock, at cost (88,555 shares)	-	-	(1,448)	-	-	-	-	(1,448)
Cash dividends declared ($0.40 per share)	-	-	-	-	-	(880)	-	(880)
Balance - December 31, 2018	$68	$30,916	$(8,805)	$(1,449)	$(200)	$59,145	$129	$79,804

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,000	$3,378	$3,515
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	83	110	180
Net amortization of deferred loan costs	576	622	569
Provision for loan losses	390	510	1,125
Recovery on previously impaired investment securities	(145)	(135)	(142)
Unrealized gain on equity securities	(2)	-	-
Gain on sale of investment securities	-	(244)	(1,636)
Originations of loans held for sale	(944)	(1,069)	(5,022)
Proceeds from sales of loans held for sale	956	1,083	5,143
Gain on sale of loans held for sale	(12)	(14)	(121)
Depreciation and amortization	774	852	865
Deferred income tax expense (benefit)	135	219	(222)
Increase in bank owned life insurance, net	(392)	(358)	(281)
ESOP shares committed to be released	130	126	108
Stock based compensation expense	445	440	217
(Increase) decrease in accrued interest receivable	(112)	(201)	48
Decrease in other assets	29	62	280
Writedowns of foreclosed real estate	40	65	12
Increase (decrease) in other liabilities	163	381	(344)
Net Cash Provided by Operating Activities	6,114	5,827	4,294
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	-	6,510	14,406
Maturities, prepayments and calls	9,426	12,002	11,857
Purchases	(16,169)	(13,225)	-
Purchases of Federal Home Loan Bank Stock	(20)	(375)	(5)
Redemptions of Federal Home Loan Bank Stock	106	84	119
Loan origination and principal collections, net	(30,122)	(40,309)	(31,281)
Proceeds from sale of foreclosed real estate	1,510	331	619
Additions to premises and equipment	(818)	(1,480)	(468)
Purchase of bank owned life insurance	(3,000)	-	(2,500)
Net Cash Used in Investing Activities	(39,087)	(36,462)	(7,253)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,305	19,260	16,738
Net increase (decrease) in advances from borrowers for taxes and insurance	134	(183)	(102)
Proceeds from issuance of long-term debt	1,500	9,700	-
Repayment of long-term debt	(3,800)	(1,700)	(2,200)
Proceeds from stock options exercised	-	4	1,118
Purchase of treasury stock	(1,448)	(269)	(455)
Cash dividends paid	(880)	(743)	(888)
Net Cash Provided by Financing Activities	22,811	26,069	14,211
Net (Decrease) Increase in Cash and Cash Equivalents	(10,162)	(4,566)	11,252
CASH AND CASH EQUIVALENTS - BEGINNING	40,913	45,479	34,227
CASH AND CASH EQUIVALENTS - ENDING	$30,751	$40,913	$45,479

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,596	$2,605	$2,299
Income taxes paid	$529	$920	$910

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$1,928	$554	$369

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

The MHC, whose activity is not included in these consolidated financial statements, held 3,636,875 shares, or 60.6% of the Company’s outstanding common stock as of December 31, 2018.

Charter

Lake Shore Bancorp, Inc. and the parent mutual holding company, Lake Shore, MHC are federally chartered and regulated by the Federal Reserve Board.  Lake Shore Savings Bank, subsidiary of Lake Shore Bancorp, Inc., is a federally chartered savings bank and regulated by the Office of the Comptroller of the Currency (the “OCC”).

Regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) prohibit the waiver of dividends by the MHC unless the waiver has been approved by its members, consisting of depositors of the Bank.  The MHC held a special meeting on February 6, 2019 of its members to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.48 per share that may be declared by the Company in the twelve months subsequent to the approval of the proposal by members.  At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve for final approval of the dividend waiver. As of March 7,  2019, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 6, 2020. In prior periods, the MHC elected to waive its right to receive cash dividends upon receipt of the non-objection of the Federal Reserve Board. The waiving of dividends by the MHC will increase Company resources available for stock repurchases, payment of dividends to minority stockholders, and investments. As of December 31, 2018, the MHC elected to waive approximately $10.8 million on a cumulative basis. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

Nature of Business

The Company’s primary business is the ownership and operation of its subsidiary, the Bank.  The Bank is engaged primarily in the business of retail banking through eleven branch offices located in Erie and Chautauqua Counties of New York State.  Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential mortgages and commercial real estate loans.

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

All securities are reviewed for OTTI under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments - Debt and Equity Securities” (“ASC 320”). When impairment of a debt security is considered other-than-temporary, the amount of OTTI recorded as a loss within non-interest income and thereby recognized in earnings depends on whether the Company intends to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to (has decided to) sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value. If the Company does not intend to sell the debt security and it is not more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, OTTI is separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss is recognized against earnings. The amount related to other market factors is recognized in other comprehensive income, net of applicable taxes. For equity securities, the entire amount of OTTI is recognized in earnings.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.

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

Foreclosed real estate was $678,000 and $435,000 at December 31, 2018 and 2017, respectively, and was included as a component of other assets in the consolidated statement of financial condition.  Proceeds from the sale of foreclosed real estate for the years ended December 31, 2018, 2017 and 2016 were $1.5 million,  $331,000, and $619,000, respectively.  This resulted in a net gain on sale of $44,000,  $8,000 and $9,000 for the years ended December 31, 2018, 2017 and 2016, respectively, and was included as a component of other non-interest expenses in the consolidated statement of income.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit obligations.  BOLI involves the purchase of life insurance by the Company on a chosen group of employees.  The Company is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from the increase in the cash surrender value of the underlying policies is included in non-interest income in the consolidated statements of income.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Total advertising expense for the years ended December 31, 2018, 2017 and 2016 was $606,000,  $596,000, and $536,000, respectively.

Income Taxes

The Company files a consolidated federal income tax return.  The provision for federal and state income taxes is based on income reported on the consolidated financial statements, rather than the amounts reported on the respective income tax returns.  Deferred taxes are recorded using the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment and the effect of a change in tax rates is recognized in income at that time.  In the fourth quarter of 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law which required the deferred tax assets and liabilities to be revalued using the 21% federal tax rate enacted for tax years beginning after December 31, 2017 from the previous valuation under the prior federal tax rate of 34%.  The effect of the revaluation was $262,000 and was recorded in the fourth quarter 2017 tax provision. Refer to Note 10 for more information on the impact of the Tax Act.

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

Stock Compensation Plans

At December 31, 2018, the Company had stock-based employee and non-employee compensation plans, which are described more fully in Note 12. The Company accounts for these plans under FASB ASC Topic 718 “Compensation – Stock Compensation” (“ASC Topic 718”).  The Company accounts for the plans using a fair value-based method, which measures compensation cost at the grant date based on the fair value of the award.  Compensation is then recognized over the service period, which is usually the vesting period. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes options-pricing model.   Common shares are issued from the Company’s authorized common shares when a share option is exercised. Common shares awarded as restricted stock are expensed based on the fair market value at the grant date. The stock option plan, restricted stock plan and equity incentive plan expenses are recognized in salaries and employee benefits expense on the consolidated statement of income.

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

Restrictions on Cash and Due from Banks

The Company is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2018 and 2017 was $2,790,000 and $2,738,000, respectively.

Subsequent Events

The Company evaluated events occurring subsequent to December 31, 2018 through the date the consolidated financial statements are being issued, and other than as set forth in Note 22, did not identify any subsequent events requiring disclosure pursuant to the provisions of FASB ASC Topic 855.

Impact of Adoption of Recent Accounting Standards

The Company adopted FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) on January 1, 2018.  The objective of ASU 2014-09 is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects consideration which the entity expects to be entitled in exchange for those goods or services. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605 “Revenue Recognition”, and most industry-specific guidance throughout the industry topics of Codification.  Based on management’s evaluation of ASU 2014-09, substantially all of the Company’s interest income and non-interest income were not impacted by the adoption of ASU 2014-09 because the  revenue from those contracts with customers is covered by other guidance in U.S. GAAP or the revenue recognition outcomes are similar to the Company’s current revenue recognition practices.  The Company evaluated certain noninterest revenue streams, including, deposit related fees, service and interchange fees, merchant income and gains (losses) on the sale of owned real estate (“OREO”) to determine the potential impact of the guidance on the Company’s consolidated financial statements.  The Company concluded that a prior period adjustment was not needed upon adoption of ASU 2014-09 using the modified retrospective method. Since the guidance does not apply to revenue associated with financial instruments, the adoption of ASU 2014-09 did not have a material effect on the Company’s consolidated financial statements.  The additional disclosures required by ASU 2014-09 have been included in Note 21.

The Company adopted FASB ASU 2016-01 “Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) on January 1, 2018.  The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  Among other changes, the update requires public business entities to:  a) use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; b) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; and c) clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entities’ other deferred tax assets.  The requirement to use the exit price method for the fair value measurement of financial instruments did not have an impact on the Company’s consolidated financial statements upon adoption of ASU 2016-01, as the Company had elected to use this method in prior reporting periods. The requirement to record changes in the fair value of equity securities in net income did not have a material impact on the Company’s consolidated financial statements upon adoption of ASU 2016-01.  The adoption of ASU 2016-01 did not have any impact on the valuation allowance of deferred tax assets related to available for sale securities.

The Company adopted FASB ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02) on January 1, 2018.  ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income.  This issue came about from the enactment of the Tax Act on December 22, 2017 that changed the Company’s tax rate from 34% to 21%.  ASU 2018-02 allowed an entity to elect a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Act.  The amount of that reclassification includes the effect of tax rate changes on the deferred tax amount, any related valuation allowance and other income tax effects on the items in AOCI. Upon adoption of ASU 2018-02, the Company reclassified the income tax effect of the Tax Act from AOCI to retained earnings. The reclassification increased AOCI and decreased retained earnings by $156,000, with zero net effect on total stockholders’ equity. The Company uses the individual security approach for all available for sale securities when releasing income tax effects remaining in AOCI.

New Accounting Standards

The following are new accounting standards that have been previously disclosed but not yet adopted and includes additional information on the impact the adoption of the standard will have on the Company’s consolidated financial statements:

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”).  The guidance in the update supersedes the requirements in ASC Topic 840, Leases.  The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for leases with lease terms of more than 12 months.  For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018, and can be applied on a modified retrospective or a transition approach basis.  The Company expects to use the transition approach basis, which will allow us to apply ASU 2016-02 at the adoption date, as opposed to applying ASU 2016-02 at the beginning of the earliest period presented.  The Company currently has two operating leases that will result in recognition of lease assets and lease liabilities on the consolidated statements of financial condition.  The amount of assets and liabilities added to the consolidated statements of financial condition are not expected to have a material impact on the Company’s consolidated financial statements per preliminary estimates.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” (ASU 2016-13).  ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model).  Under the CECL model entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.  Further, ASU 2016-13 made certain targeted amendments to the existing impairment standards for available for sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  ASU 2016-13 is effective for public companies that are U.S. Securities and Exchange Commission (“SEC”) filers for fiscal periods beginning after December 15, 2019, including interim reporting periods within those periods.  An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company is developing its approach for determining the expected credit losses under the new guidance.  Alternative methodologies are being considered, data requirements and integrity are being reviewed and enhancements to the current process are being considered.  We expect that the new guidance will result in an increase to the allowance for loan losses given that the allowance will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss under the current accounting standard.  The extent of this increase is still being evaluated.  We are also reviewing the impact of additional disclosures required under ASU 2016-13 on our ongoing financial reporting procedures.

Reclassifications

Certain amounts in the 2017 and 2016 consolidated financial statements have been reclassified to conform with the 2018 presentation format. These reclassifications had no effect on net income.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. Government Agencies	$2,012	$-	$(51)	$1,961
Municipal bonds	44,546	521	(125)	44,942
Mortgage-backed securities:
Collateralized mortgage obligations-private label	27	-	-	27
Collateralized mortgage obligations-government sponsored entities	32,987	152	(686)	32,453
Government National Mortgage Association	191	8	-	199
Federal National Mortgage Association	2,367	41	(23)	2,385
Federal Home Loan Mortgage Corporation	3,833	64	(9)	3,888
Asset-backed securities-private label	-	270	-	270
Asset-backed securities-government sponsored entities	43	1	-	44
Total Debt Securities	$86,006	$1,057	$(894)	$86,169
Equity Securities	22	2	-	24
Total Securities Available for Sale	$86,028	$1,059	$(894)	$86,193

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. Government Agencies	$2,013	$-	$(26)	$1,987
Municipal bonds	44,256	1,312	(6)	45,562
Mortgage-backed securities:
Collateralized mortgage obligations-private label	30	-	-	30
Collateralized mortgage obligations-government sponsored entities	28,195	28	(569)	27,654
Government National Mortgage Association	229	16	-	245
Federal National Mortgage Association	2,834	95	-	2,929
Federal Home Loan Mortgage Corporation	1,518	35	-	1,553
Asset-backed securities-private label	69	276	(1)	344
Asset-backed securities-government sponsored entities	57	3	-	60
Total Debt Securities	$79,201	$1,765	$(602)	$80,364
Equity Securities	22	35	-	57
Total Securities Available for Sale	$79,223	$1,800	$(602)	$80,421

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At December 31, 2018, thirty-two municipal bonds with a cost of $11.0 million and fair value of $11.2 million were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing.  At December 31, 2017, thirty-three municipal bonds with a cost of $11.3 million and fair value of $11.7 million were pledged with the FRB.  In addition, at December 31, 2018, twenty-two municipal bonds with a cost and fair value of $5.6 million were pledged as collateral for customer deposits in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2017, twenty municipal bonds with a cost of $5.1 million and fair value of $5.3 million were pledged as collateral for customer deposits in excess of FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
December 31, 2018
U.S. Government Agencies	$-	$-	$1,961	$(51)	$1,961	$(51)
Municipal bonds	1,531	(5)	4,299	(120)	5,830	(125)
Mortgage-backed securities	736	(5)	23,065	(713)	23,801	(718)
	$2,267	$(10)	$29,325	$(884)	$31,592	$(894)

December 31, 2017
U.S. Government Agencies	$1,987	$(26)	$-	$-	$1,987	$(26)
Municipal bonds	491	(6)	-	-	491	(6)
Mortgage-backed securities	7,547	(57)	17,602	(512)	25,149	(569)
Asset-backed securities -private label	68	(1)	-	-	68	(1)
	$10,093	$(90)	$17,602	$(512)	$27,695	$(602)

The Company reviews all investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly.

At December 31, 2018, the Company’s investment portfolio included several debt securities in the “unrealized losses less than twelve months” category. The debt securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial, the securities were issued by government sponsored enterprises and management has the intent and ability to hold these securities.

At December 31, 2018, the Company had several securities in the “unrealized losses twelve months or more” category. These securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value and management has the intent and ability to hold these securities. Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased.

Management completed an OTTI analysis for two private label asset-backed securities, which did not have unrealized losses as of December 31, 2018. Management concluded that there was a limited risk of principal losses for these securities and that additional OTTI charges were not required as of December 31, 2018 on these securities.

The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive loss, net of tax benefit on the Company’s consolidated statements of stockholders’ equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Years Ended December 31,
	2018	2017
	(Dollars in thousands)
Beginning balance	$435	$554
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(88)	(119)
Ending balance	$347	$435

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the year ended December 31, 2018, the Company did not sell any available for sale debt securities. During the year ended December 31, 2017, the Company sold eighteen municipal bonds for total proceeds of $6.5 million resulting in realized gains of $244,000. During the year ended December 31, 2016, the Company sold nine U.S. Treasury Bonds for total proceeds of $14.4 million resulting in realized gains of $1.6 million.

Equity Securities

At December 31, 2018 and 2017, available for sale equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the year ended December 31, 2018, the Company recognized an unrealized gain of $2,000 on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no sales of equity securities during the years ended December 31, 2018, 2017 or 2016.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
December 31, 2018:
Less than one year	$255	$255
After one year through five years	5,216	5,307
After five years through ten years	24,350	24,656
After ten years	16,737	16,685
Mortgage-backed securities	39,405	38,952
Asset-backed securities	43	314
Equity securities	22	24
	$86,028	$86,193

Note 4 - Loans Receivable

Loans receivable, net consists of the following:

	December 31,
	2018	2017
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$155,024	$144,614
Home equity	41,830	38,078
Commercial	150,475	122,747
Construction - Commercial	22,252	30,802
	369,581	336,241
Commercial	21,825	27,612
Consumer	1,156	1,355
Total Loans	392,562	365,208
Allowance for loan losses	(3,448)	(3,283)
Net deferred loan costs	3,357	3,138
Loans Receivable, net	$392,471	$365,063

(1)	Includes one- to four-family construction loans.

Residential real estate loans serviced for others by the Company totaled $20.1 million and $21.8 million at December 31, 2018 and 2017, respectively.

At December 31, 2018, $107.8 million of one- to four-family residential real estate loans were pledged as collateral for advances from the FHLB.

Most loans made by the Company are secured by borrowers’ personal or business assets.  The Company considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank’s capital plus reserves or 10% of total loans.  At December 31, 2018, the Company held concentrations of credit in the particular industries noted below:

•$73.7 million in investor owned multifamily real estate loans, which equated to 92.4% of the Bank’s capital reserves; and

•$32.4 million in real estate loans on office properties, which equated to 40.6% of the Bank’s capital reserves.

Although these loan categories exceeded the concentration parameter, borrowers within these loan types are diversified and the properties are located in various locations throughout western New York.

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

Other Loans:

•

Commercial – includes business installment loans, lines of credit, and other commercial loans.  Most of our commercial loans have fixed interest rates, and are for terms generally not in excess of 5 years.  Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower.  Commercial loans generally involve a higher degree of credit risk.  As commercial loans can involve relatively large loan balances to a single borrower or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation of the commercial business and the income stream of the borrower.  Such risks can be significantly affected by economic conditions. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because the equipment or other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the credit worthiness of the borrowers (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

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

The following tables summarize the activity in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of December 31, 2018 and December 31, 2017:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
December 31, 2018
Allowance for Loan Losses:
Balance – January 1, 2018	$511	$122	$1,663	$347	$544	$35	$61	$3,283
Charge-offs	(23)	-	(181)	-	-	(51)	-	(255)
Recoveries	19	2	1	-	1	7	-	30
Provision (Credit)	(36)	(33)	537	(97)	(38)	34	23	390
Balance – December 31, 2018	$471	$91	$2,020	$250	$507	$25	$84	$3,448
Ending balance: individually evaluated for impairment	$-	$-	$30	$-	$-	$-	$-	$30
Ending balance: collectively evaluated for impairment	$471	$91	$1,990	$250	$507	$25	$84	$3,418

Gross Loans Receivable (1):
Ending balance	$155,024	$41,830	$150,475	$22,252	$21,825	$1,156	$-	$392,562
Ending balance: individually evaluated for impairment	$178	$-	$382	$-	$-	$-	$-	$560
Ending balance: collectively evaluated for impairment	$154,846	$41,830	$150,093	$22,252	$21,825	$1,156	$-	$392,002

(1)	Gross Loans Receivable does not include allowance for loan losses of $(3,448) or deferred loan costs of $3,357.
(2)	Includes one- to four-family construction loans. F - 21

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2017
Allowance for Loan Losses:
Balance – January 1, 2017	$431	$114	$1,803	$150	$338	$28	$18	$2,882
Charge-offs	-	(3)	(75)	-	(20)	(41)	-	(139)
Recoveries	3	4	-	-	9	14	-	30
Provision (Credit)	77	7	(65)	197	217	34	43	510
Balance – December 31, 2017	$511	$122	$1,663	$347	$544	$35	$61	$3,283
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$511	$122	$1,663	$347	$544	$35	$61	$3,283

Gross Loans Receivable (1):
Ending Balance	$144,614	$38,078	$122,747	$30,802	$27,612	$1,355	$-	$365,208
Ending balance: individually evaluated for impairment	$184	$21	$1,498	$-	$54	$-	$-	$1,757
Ending balance: collectively evaluated for impairment	$144,430	$38,057	$121,249	$30,802	$27,558	$1,355	$-	$363,451

(1)	Gross Loans Receivable does not include allowance for loan losses of $(3,283) or deferred loan costs of $3,138.
(2)	Includes one- to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2016
Allowance for Loan Losses:
Balance – January 1, 2016	$351	$120	$1,204	$59	$197	$22	$32	$1,985
Charge-offs	(107)	(19)	(1)	-	(76)	(54)	-	(257)
Recoveries	12	1	-	-	2	14	-	29
Provision (Credit)	175	12	600	91	215	46	(14)	1,125
Balance – December 31, 2016	$431	$114	$1,803	$150	$338	$28	$18	$2,882

(1)	Includes one- to four family construction loans. F - 22

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2018			December 31, 2018
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$178	$178	$-	$180	$12
Home equity(1)	-	-	-	17	-
Commercial real estate	134	134	-	356	-
Commercial loan(1)	-	-	-	59	1
Total impaired loans with no related allowance	312	312	-	612	13

With an allowance recorded:
Commercial real estate(2)	248	248	30	1,249	4
Total impaired loans with an allowance	248	248	30	1,249	4

Total of impaired loans:
Residential, one- to four-family	178	178	-	180	12
Home equity	-	-	-	17	-
Commercial real estate	382	382	30	1,605	4
Commercial loans	-	-	-	59	1
Total impaired loans	$560	$560	$30	$1,861	$17

(1) These loans were either paid off or foreclosed upon during the year ended December 31, 2018.

(2) Two commercial real estate loans with a combined recorded investment of $1.4 million and a related allowance of $60,000 were foreclosed upon during the year ended December 31, 2018.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2017			December 31, 2017
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$184	$184	$-	$197	$15
Home equity	21	21	-	21	-
Commercial real estate	1,498	1,498	-	1,674	222
Commercial loans	54	54	-	54	-
Total impaired loans with no related allowance	1,757	1,757	-	1,946	237

With an allowance recorded:
Commercial real estate(1)	-	-	-	230	-
Commercial loans(2)	-	-	-	50	6
Total impaired loans with an allowance	-	-	-	280	6

Total of impaired loans:
Residential, one- to four-family	184	184	-	197	15
Home equity	21	21	-	21	-
Commercial real estate	1,498	1,498	-	1,904	222
Commercial loans	54	54	-	104	6
Total impaired loans	$1,757	$1,757	$-	$2,226	$243

(1) This loan was foreclosed upon during the year ended December 31, 2017 and was recorded in other assets at December 31, 2017.

(2) This loan was paid off in full during the year ended December 31, 2017.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2016			December 31, 2016
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$190	$190	$-	$224	$14
Home equity	22	22	-	24	1
Commercial real estate	2,148	2,148	-	2,299	29
Commercial loans	54	54	-	71	-
Total impaired loans with no related allowance	2,414	2,414	-	2,618	44

With an allowance recorded:
Commercial real estate	1,014	1,014	390	1,011	31
Commercial loans	109	109	10	135	5
Total impaired loans with an allowance	1,123	1,123	400	1,146	36

Total of impaired loans:
Residential, one- to four-family	190	190	-	224	14
Home equity	22	22	-	24	1
Commercial real estate	3,162	3,162	390	3,310	60
Commercial loans	163	163	10	206	5
Total impaired loans	$3,537	$3,537	$400	$3,764	$80

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2018:
Real Estate Loans:
Residential, one- to four-family(1)	$851	$342	$1,361	$2,554	$152,470	$155,024	$2,310
Home equity	211	187	333	731	41,099	41,830	337
Commercial	76	-	306	382	150,093	150,475	382
Construction - Commercial	-	-	-	-	22,252	22,252	-
Other Loans:
Commercial	-	-	15	15	21,810	21,825	15
Consumer	5	-	-	5	1,151	1,156	-
Total	$1,143	$529	$2,015	$3,687	$388,875	$392,562	$3,044

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2017:
Real Estate Loans:
Residential, one- to four-family(1)	$692	$942	$1,233	$2,867	$141,747	$144,614	$2,196
Home equity	27	59	212	298	37,780	38,078	235
Commercial	411	-	1,265	1,676	121,071	122,747	1,323
Construction - Commercial	-	-	-	-	30,802	30,802	-
Other Loans:
Commercial	61	8	54	123	27,489	27,612	54
Consumer	22	2	22	46	1,309	1,355	25
Total	$1,213	$1,011	$2,786	$5,010	$360,198	$365,208	$3,833

(1)	Includes one- to four-family construction loans.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the years ended December 31, 2018, 2017 and 2016 was $237,000, $265,000, and $366,000, respectively.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of December 31, 2018 and December 31, 2017:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2018
Real Estate Loans:
Residential, one- to four-family(1)	$152,039	$-	$2,985	$-	$-	$155,024
Home equity	41,346	-	484	-	-	41,830
Commercial	148,149	376	1,950	-	-	150,475
Construction - Commercial	22,252	-	-	-	-	22,252
Other Loans:
Commercial	20,722	61	1,042	-	-	21,825
Consumer	1,153	-	3	-	-	1,156
Total	$385,661	$437	$6,464	$-	$-	$392,562

(1)	Includes one- to four-family construction loans.

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2017
Real Estate Loans:
Residential, one- to four-family(1)	$141,800	$-	$2,814	$-	$-	$144,614
Home equity	37,611	-	467	-	-	38,078
Commercial	118,977	866	2,904	-	-	122,747
Construction - Commercial	30,802	-	-	-	-	30,802
Other Loans:
Commercial	26,165	1,093	354	-	-	27,612
Consumer	1,342	-	11	-	2	1,355
Total	$356,697	$1,959	$6,550	$-	$2	$365,208

(1)	Includes one- to four-family construction loans.

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At December 31, 2018
Real Estate Loans:
Residential, one- to four-family	5	$178	1	$34	4	$144	1	$34

At December 31, 2017
Real Estate Loans:
Residential, one- to four-family	5	$184	-	$-	5	$184	-	$-
Home equity	2	21	1	19	1	2	-	-
Total	7	$205	1	$19	6	$186	-	$-

No additional loan commitments were outstanding to these borrowers at December 31, 2018 and 2017.

There were no loans restructured and classified as TDRs during the year ended December 31, 2018.

The following table details the activity in loans which were first deemed to be TDRs during the year ended December 31, 2017:

	For The Years Ended December 31, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$29	$29

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $678,000 and $435,000 at December 31, 2018 and 2017, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.1 million and $965,000 at December 31, 2018 and December 31, 2017, respectively.

Note 6 - Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2018	2017
	(Dollars in thousands)

Land	$1,206	$1,206
Buildings and improvements	12,782	12,517
Furniture and equipment	5,917	6,158
	19,905	19,881
Accumulated depreciation	(10,488)	(10,508)
	$9,417	$9,373

Depreciation and amortization of premises and equipment amounted to $774,000, $852,000, and $865,000 for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.  During the years ended December 31, 2018 and 2017, the Company retired assets with total accumulated depreciation of $794,000 and $116,000, respectively.

Note 7 - Deposits

Deposits consist of the following:

	December 31,
	2018		2017

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$55,327	-%	$54,618	-%
Interest bearing	50,211	0.11	49,869	0.10
Money market accounts	119,885	0.90	99,305	0.47
Savings accounts	52,050	0.06	52,922	0.06
Time deposits	154,985	1.67	148,439	1.24

	$432,458	0.87%	$405,153	0.59%

Scheduled maturities of time deposits at December 31, 2018 were as follows (dollars in thousands):

2019	$55,198
2020	40,994
2021	37,888
2022	14,838
2023	6,061
Thereafter	6
$154,985

Time deposit accounts with balances of $100,000 or more amounted to $79.3 million and $67.5 million at December 31, 2018 and 2017, respectively.  In July 2010, the FDIC permanently increased the limits for FDIC insurance from $100,000 to $250,000 per depositor. Time deposit accounts with balances in excess of $250,000 amounted to $30.2 million and $22.2 million at December 31, 2018 and 2017, respectively.

Interest expense on deposits was as follows:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)

Interest bearing checking accounts	$58	$63	$37
Money market accounts	825	283	153
Savings accounts	30	31	28
Time deposits	2,064	1,703	1,612
	$2,977	$2,080	$1,830

At December 31, 2018 and 2017, deposits of directors, executive officers and their affiliates totaled $6.5 million and $4.1 million, respectively.

Note 8 - Borrowings

At December 31, 2018 and 2017, the Company had no short-term borrowings.

At December 31, 2018, the Company had written agreements with the FHLBNY which allows it to borrow up to the maximum lending values designated by the type of collateral pledged. As of December 31, 2018 and 2017, our maximum lending value was $107.8 million and $105.9 million, respectively, and was collateralized by a pledge of certain, fixed-rate residential, one- to four-family loans. At December 31, 2018 and 2017, we had advances outstanding under this agreement of $24.7 million and $27.0 million, respectively. All of the advances outstanding at December 31, 2018 and 2017 were term borrowings at fixed rates.

We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.0 million and $11.3 million at December 31, 2018 and 2017, respectively. Fair value of the pledged securities was equal to $11.2 million and $11.7 million as of December 31, 2018 and 2017, respectively. There were no balances outstanding with the Federal Reserve Bank as of December 31, 2018 and 2017.

The Company has also established lines of credit with other correspondent banks, currently totaling $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million is secured by a pledge of the Company’s securities when a draw is made. The lines of credit provide for overnight borrowings through the purchase of Fed Funds, at an interest rate equal to the Fed Funds rate plus a spread. At December 31, 2018 and 2017, there were no balances outstanding on these lines of credit.

Long-term debt from the FHLBNY and related contractual maturities consisted of the following:

	Weighted Average Interest Rate		Amount Outstanding
	At December 31,		At December 31,
Maturity	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)

2018	-	1.62%	$-	$3,800
2019	1.96%	1.96%	6,250	6,250
2020	2.09%	2.09%	6,100	6,100
2021	2.30%	2.22%	7,800	6,300
2022	2.18%	2.18%	2,000	2,000
2023	2.36%	2.36%	2,500	2,500
	2.16%	2.06%	$24,650	$26,950

Note 9 - Lease Obligations

The Company has entered into a number of agreements that are classified as  operating leases.  The operating leases are for land, ATM locations and parking lot space. The majority of the leases are renewable at the Company’s option. Future minimum lease commitments are based on current agreements. Total rental expense under these operating leases amounted to $157,000 for the year ended December 31, 2018, $156,000 for the year ended December 31, 2017, and $157,000 for the year ended December 31, 2016.

The Company also has one long-term capital lease agreement for a branch location. The outstanding balance of the capital lease (included in other liabilities) at December 31, 2018 and 2017 was $797,000 and $842,000, respectively. The remaining term of this lease is 9.5 years. The asset related to this capital lease is included in premises and equipment and consist of the cost of $1.1 million less accumulated depreciation of approximately $548,000 and $507,000 at December 31, 2018 and 2017, respectively.

Minimum future lease payments for the operating and capital leases at December 31, 2018 were as follows:

	Operating	Capital
	Leases	Leases
	(Dollars in thousands)
2019	$153	$126
2020	83	126
2021	4	126
2022	-	126
2023	-	131
Thereafter	-	612
Total Minimum Lease Payments	$240	$1,247
Less: Amounts representing interest		(450)
Present value of minimum lease payments		$797

Note 10- Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act, a comprehensive tax legislation which, among other things, reduced the federal income tax rate for corporations from 34% to 21% effective on January 1, 2018.  The Tax Act resulted in broad and complex changes to the Internal Revenue Code which will impact the Company, including updates to  business-related tax exclusions, deductions and credits.

The Company’s deferred federal and state income tax and related valuation accounts represent the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP and how such assets and liabilities are recognized under federal and state tax law.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  GAAP accounting required that the impact of the Tax Act be accounted for in the period of enactment.  As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Act, the Company revalued its ending net deferred tax assets as of December 31, 2017.  The Company recognized a $262,000 net tax expense in the Company’s consolidated statements of income for the year ended December 31, 2017 as a result of the enactment of the Tax Act and revaluation of the Company’s net deferred tax assets.

The deferred tax liability related to available for sale (“AFS”) security gains that were revalued as of December 31, 2017 as a result of the Tax Act, created “stranded tax effects” in Accumulated Other Comprehensive Income (“AOCI”).  In February 2018, FASB issued ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220)” (“ASU 2018-02”), which allowed an entity to elect to reclassify from AOCI to retained earnings the stranded tax effects resulting from the Tax Act. The Company elected not to early adopt the provisions of the ASU 2018-02 for the year ended December 31, 2017.  The Company retrospectively recorded a one-time reclassification of $156,000 from AOCI to retained earnings in the consolidated statement of equity for stranded tax effects resulting from the newly enacted corporate tax rate for the quarter ended March 31, 2018. The amount of the reclassification represents the difference between the 34 percent historical corporate tax rate and the newly enacted 21 percent corporate tax rate.

The provision for income tax expense consists of the following:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)

Current:
Federal	$446	$960	$989
State	4	6	8
Total Current	450	966	997

Deferred:
Federal
Federal - expected	135	(43)	(222)
Federal - Deferred tax asset remeasurement(1)	-	262	-
State	-	-	-
Total Deferred	135	219	(222)

Total Income Tax Expense	$585	$1,185	$775

(1)	Represents a charge to write-down deferred tax assets due to the enactment of the Tax Act.

A reconciliation of the statutory federal income tax at a rate of 21% for the year ended December 31, 2018 and 34% for the years ended December 31, 2017 and 2016 to the income tax expense included in the statements of income is as follows:

	Years Ended December 31,
	2018	2017	2016

Federal income tax at statutory rate	21.0%	34.0%	34.0%
State benefit, net of federal expense	(2.9)	(2.2)	(0.8)
Tax-exempt interest income	(7.3)	(12.3)	(14.7)
Deferred tax valuation allowance	3.0	2.3	1.0
Deferred tax remeasurement due to Tax Act	-	5.8	-
Life insurance income	(1.8)	(2.7)	(2.2)
Other	0.8	1.1	0.8
Total Income Tax Expense	12.8%	26.0%	18.1%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Deferred tax assets:
Deferred compensation	$1,091	$1,062
Allowance for loan losses	879	838
Net Operating Loss ("NOL")	347	223
Impairment of equity investments	127	128
Accrued expenses	111	103
Stock options granted	9	5
Alternative Minimum Tax ("AMT") credit	-	180
Other	50	5
Total Deferred Tax Assets	2,614	2,544

Deferred tax liabilities:
Deferred loan origination costs	(856)	(801)
Depreciation	(322)	(296)
Prepaid expenses	(79)	(92)
Unrealized gains on securities available for sale	(34)	(251)
Total Deferred Tax Liabilities	(1,291)	(1,440)

Deferred tax valuation allowance	(638)	(502)

Net Deferred Tax Asset	$685	$602

The net deferred tax asset was recorded in other assets on the consolidated statements of financial condition at December 31, 2018 and 2017. In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2018, except for the following:

•	Valuation allowance of $127,000 on the deferred tax asset for the 2011 other than temporary impairment charge; and
•	Valuation allowance of $511,000 on state deferred tax assets.

Management believes that the Company will not generate sufficient income of the appropriate character (i.e. capital gains) to utilize any of the deferred tax asset created by the 2011 other than temporary impairment charge. Management believes that it is more likely than not that the Company will not realize its state deferred tax assets because of reform in New York State corporate tax law.  Beginning in 2015, the most significant change in the tax law allows the Company to deduct up to 50% of its net interest income received from qualifying loans. This change effectively eliminates the Company’s New York State tax on income resulting in the Company being taxed on its apportioned capital. Because of this tax reform, the Company will not generate sufficient taxable income within New York State to realize its existing state deferred tax assets and therefore, a deferred tax valuation allowance of $137,000 and $167,000 was recorded during 2018 and 2017, respectively.

The accounting for the effects of the tax rate change resulting from the Tax Act on deferred tax balances is complete and no provisional amounts were recorded for this item.

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests. The 1996 federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or bank charter. Management has no intention of taking any such actions. At December 31, 2018 and 2017, the Company’s total pre-1988 tax bad debt reserve was $2.2 million. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

ASC 740 “Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2018 and 2017. As of December 31, 2018, there has been no material change in any uncertain tax position. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The federal tax returns for the years ended December 31, 2015,  2016 and 2017 remain subject to examination by the IRS. The tax returns for the years ended December 31, 2015,  2016 and 2017 for New York State also remain subject to examination.

Note 11 - Employee and Director Benefit Plans

401K Plan

The Company maintains a 401(k) savings plan covering employees who have completed three months of service and attained age 21. Participants may make contributions to the 401(k) Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations. The plan consists of three components: 401(k), Profit Sharing and Safe Harbor. For the 401(k) component, the Company makes a matching contribution equal to 40% of the participant salary deferral, up to 6% of such employee’s compensation after one year of service. For the profit sharing component, the Company makes a discretionary contribution, up to 5.1% of an eligible employee’s salary, depending on years of service. Lastly, the Company contributes 3.4% of an eligible employee’s salary based on years of service, which is a discretionary contribution to the Safe Harbor component of the plan. The Company’s expense for all three components of the 401(k) plan for the years ended December 31, 2018, 2017 and 2016 was $485,000, $434,000, and $426,000, respectively.

1999 Supplemental Benefit Plans

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan. Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. Although the plans are unfunded, the Company has purchased bank owned life insurance for the purpose of funding the liability. The cash surrender value of bank owned life insurance amounted to $7.4 million and $7.3 million at December 31, 2018 and 2017, respectively. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries. The Company had a liability under such plans of $1.0 million and $1.2 million at December 31, 2018 and 2017, respectively. This liability was recorded in other liabilities on the consolidated statement of financial condition and was calculated using an assumed discount rate of 6.17% in 2018 and 2017.

The Company’s expense for the 1999 Plans was $69,000 for the year ended December 31, 2018 and $75,000 and $96,000 for the years ended December 31, 2017 and 2016, respectively.

2001 and 2012 Supplemental Benefit Plans

Effective October 1, 2001, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Director’s Supplemental Benefit Plan (collectively, the “2001 Plans”). The Company amended and restated the 2001 plans effective November 1, 2015.

Effective January 27, 2016, the Company amended the 2001 Supplemental Benefit Plan for Directors, resulting in a change to the benefit formula from a fixed, pre-determined dollar benefit.  The formula provides a benefit equal to a percentage of the director’s average pay.  The average pay is multiplied by number of years of service, not to exceed 20 years of service or 40% of average final pay. The benefit is payable over a period of fifteen years beginning the month following age 72, unless termination occurs due to disability, death or a change in control.

Effective May 18, 2016, the Company amended the 2001 Supplemental Benefit Plan for Executives resulting in a change in the benefit formula from a fixed, pre-determined dollar benefit to a formula-based benefit.  The formula provides a benefit equal to a percentage of the executive’s average pay.  The average pay is multiplied by number of years of service, not to exceed 20 years of service or 40% of average final pay. A reduced benefit is payable if a termination of service occurs prior to age 65. The benefit is payable over a period of fifteen years beginning the month following age 65, unless termination occurs due to disability, death or a change in control.

The 2001 Plans are unfunded. The Company had a liability under these plans of $2.3 million and $2.2 million at December 31, 2018 and 2017, respectively. This liability was recorded in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2018 and 2017.

Effective June 30, 2012, the Company implemented a Supplemental Executive Benefit Plan (the “2012 Plan”) with one executive. The 2012 Plan provides that when the Executive attains age 67, the Executive will be entitled to a fixed, pre-determined annual benefit under the 2012 Plan, which will be paid in monthly installments for 15 years. The 2012 Plan was amended on May 18, 2016 to update the fixed, pre-determined annual benefit amount. The 2012 Plan provides for a reduced benefit in the event the Executive terminates his employment for a reason other than death, disability, cause or a change in control, before the Executive attains the age 67, which will be paid in monthly installments for 15 years. In the event of death, the vested benefit is payable to the beneficiary as a lump sum payment. The Company had a liability under this plan of $587,000 and $450,000 as of December 31, 2018 and 2017, respectively. This liability was recorded in the other liabilities section on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.12% in 2018 and 2017.

Under the 2001 Plans and the 2012 Plan, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. The Company purchased bank owned life insurance for the purpose of funding this liability. The cash surrender value of the bank owned life insurance for these plans amounted to $11.0 million and $10.8 million at December 31, 2018 and 2017, respectively. An additional $2.5 million of bank owned life insurance was purchased during the fourth quarter of 2016 to fund the increase in liability arising from the amendments to the 2001 and 2012 plans.

The Company’s expense for the 2001 and 2012 Plans was $404,000 for the year ended December 31, 2018 and $338,000 and $406,000 for the years ended December 31, 2017 and 2016, respectively.

2018 Retention Agreement

Effective March 29, 2018, the Company entered into a Retention Agreement with one executive. The agreement provides that the Executive will receive a payment of $1.4 million (the "Normal Retention Payment") provided that the Executive remains continuously employed with the Bank through March 29, 2028 (the "Retention Date").  The Normal Retention Payment will be paid in three equal installments on March 29, 2028, January 2, 2029, and January 2, 2030. If the Executive's employment is terminated without cause or for good reason (as defined in the agreement) prior to the Retention Date, the Executive will receive the vested account balance as set forth in the agreement.  In the event that the Executive's employment terminates prior to the Retention Date due to death or disability, the Executive or his beneficiary, as applicable, will generally receive the vested account balance.  If the Executive's employment is terminated prior to the Retention Date, and within two years of a change in control (as defined in the agreement), the Executive will receive the Normal Retention Payment in a lump sum payment. The Company had a liability under this plan of $65,000 as of December 31, 2018. This liability was recorded in the other liabilities section on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.12% in 2018.

Although the agreement is unfunded, the Company purchased $3.0 million of bank owned life insurance during 2018 to fund the increase in liability. The cash surrender value of the bank owned life insurance for this agreement was $3.0 million at December 31, 2018.

The Company’s expense for the 2018 Plan was $65,000 for the year ended December 31, 2018.

Note 12 – Stock-based Compensation

As of December 31, 2018, the Company had four stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $575,000, $566,000, and $331,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

A summary of the status of the Stock Option Plan during the year ended December 31, 2018, 2017 and 2016 is presented below:

	December 31, 2018			December 31, 2017			December 31, 2016
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	82,321	$12.98		82,826	$12.95		118,087	$10.68
Granted	-	-		-	-		64,547	14.38
Exercised	-	-		(505)	8.01		(99,808)	11.19
Forfeited	-	-		-	-		-	-
Outstanding at end of period	82,321	$12.98	6.4 years	82,321	$12.98	7.4 years	82,826	$12.95	8.3 years

Options exercisable at end of period	43,591	$11.73	6.4 years	30,681	$10.61	7.4 years	18,279	$7.88	8.3 years

Fair value of options granted		$-			$-			$2.64

At December 31, 2018, stock options outstanding had an intrinsic value of $172,000 and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the year ended 2018. The intrinsic value of stock options exercised was $4,000 and $218,000 for the years ended December 31, 2017 and 2016, respectively. Compensation expense related to the Stock Option Plan amounted to $34,000 for the years ended December 31, 2018 and 2017, and $7,000 for the years ended December 31, 2016. At December 31, 2018, $96,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of 34 months.

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

As of December 31, 2018, there were 108,837 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $89,000 for the years ended December 31, 2018 and 2017, and $70,000 for the year ended December 31, 2016. At December 31, 2018, $107,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 34 months.

A summary of the status of unvested shares under the RRP for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	Weighted Average Grant Price (per Share)	2017	Weighted Average Grant Price (per Share)	2016	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	17,119	$13.06	24,110	$12.96	21,397	$12.25
Granted	-	-	-	-	8,087	14.38
Vested	(6,931)	12.75	(6,991)	12.73	(5,374)	12.23
Unvested shares outstanding at end of period	10,188	$13.27	17,119	$13.06	24,110	$12.96

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

The Board of Directors granted restricted stock awards under the EIP during 2018 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 7, 2018	5,285	100% on December 14, 2018	$17.00	Non-employee directors
April 24, 2018	44	100% on December 14, 2018	16.88	Non-employee director

A summary of the status of unvested restricted stock awards under the EIP for the years ended December 31, 2018, 2017, and 2016 is as follows:

	2018	Weighted Average Grant Price (per Share)	2017	Weighted Average Grant Price (per Share)	2016	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	42,915	$14.40	26,072	$12.77	27,769	$12.64
Granted	5,329	17.00	27,348	15.90	20,354	13.38
Vested	(22,128)	14.00	(9,880)	14.31	(10,230)	12.91
Forfeited	(795)	14.85	(625)	13.76	(11,821)	13.37
Unvested shares outstanding at end of period	25,321	$15.28	42,915	$14.40	26,072	$12.77

As of December 31, 2018, there were 53,925 shares of restricted stock vested or distributed to eligible participants under the EIP. Compensation expense related to restricted stock awards under the EIP amounted to $311,000 for the year ended December 31, 2018, $306,000 for the year ended December 31, 2017, and $144,000 for the year ended December 31, 2016. During the year ended December 31, 2016, the Company reversed $91,000 of previously accrued compensation expense associated with 10,117 restricted stock awards that were awarded in 2015.  Management concluded that it was more likely than not that the performance metric associated with these stock awards could not be achieved, and that the awards would not vest in 2017. At December 31, 2018, $143,000 of unrecognized compensation cost related to unvested awards is expected to be recognized over a period of 12 months.

A summary of the status of stock options under the EIP for the years ended December 31, 2018, 2017, and 2016 is as follows:

	December 31, 2018			December 31, 2017			December 31, 2016
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38		-	$-
Granted	-	-		-	-		20,000	14.38
Exercised	-	-		-	-		-	-
Forfeited	-	-		-	-		-	-
Outstanding at end of period	20,000	$14.38	7.8 years	20,000	$14.38	8.8 years	20,000	$14.38	9.8 years

Options exercisable at end of period	7,997	$14.38	7.8 years	3,998	$14.38	8.8 years	-	$-

Fair value of options granted		-			-			2.64

At December 31, 2018, stock options outstanding had an intrinsic value of $14,000 and there were no remaining options available for grant under the EIP. Compensation expense related to stock options outstanding under the EIP amounted to $11,000 for the year ended December 31, 2018, $10,000 for the year ended December 31, 2017 and $2,000 for the year ended December 31, 2016. At December 31, 2018, $30,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 34 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of December 31, 2018, the balance of the loan to the ESOP was $1.6 million and the fair value of unallocated shares was $2.0 million. As of December 31, 2018, there were 77,874 allocated shares and 134,895 unallocated shares compared to 70,353 allocated shares and 142,830 unallocated shares at December 31, 2017 and 69,333 allocated shares and 150,765 unallocated shares at December 31, 2016. The ESOP compensation expense was $130,000 for the year ended December 31, 2018, $126,000 for the year ended December 31, 2017, and $108,000 for the year ended December 31, 2016 based on 7,935 shares earned in each of those years.

Note 13 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2018 and 2017 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 and 2017 were as follows:

	Fair Value Measurements at December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Debt Securities
U.S. Government Agencies	$1,961	$1,961	$-	$-
Municipal bonds	44,942	-	44,942	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	27	-	27	-
Collateralized mortgage obligations-government sponsored entities	32,453	-	32,453	-
Government National Mortgage Association	199	-	199	-
Federal National Mortgage Association	2,385	-	2,385	-
Federal Home Loan Mortgage Corporation	3,888	-	3,888	-
Asset-backed securities:
Private label	270	-	270	-
Government sponsored entities	44	-	44	-
Total Debt Securities	$86,169	$1,961	$84,208	$-
Equity Securities	24	-	24	-
Total Securities Available for Sale	$86,193	$1,961	$84,232	$-

	Fair Value Measurements at December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the years ended December 31, 2018 and 2017. During the year ended December 31, 2018, asset-backed securities – private label were transferred from the Level 3 category to the Level 2 category. These securities were transferred to Level 2 because the Company changed its method of valuing these securities and that method now uses Level 2 inputs. These securities are now valued using Level 2 inputs because the price volatility associated with these securities has been reduced and management considers the quoted market price for these securities to be reasonable.

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

treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information, and the security’ terms and conditions, among other things. Level 2 securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers. Securities available for sale measured within the Level 3 Category as of December 31, 2017 consisted of private label asset-backed securities.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the years ended December 31, 2018 and 2017:

	2018	2017
	(Dollars in thousands)
Beginning Balance	$344	$832
Total gains - realized/unrealized:
Included in earnings	-	-
Included in other comprehensive loss	-	13
Total losses - realized/unrealized:	-
Included in earnings	-	-
Included in other comprehensive loss	-	(86)
Sales	-	-
Principal paydowns	-	(415)
Transfers to (out of) Level 3	(344)	-
Ending Balance	$-	$344

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 and 2017 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At December 31, 2018
Impaired loans	$252	$-	$-	$252
Foreclosed real estate	184	-	-	184

At December 31, 2017
Impaired loans	$35	$-	$-	$35
Foreclosed real estate	438	-	-	438

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At December 31, 2018
Impaired loans	$252	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	7.00-20.33%
Foreclosed real estate	184	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%
At December 31, 2017
Impaired loans	$35	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	7.00%
Foreclosed real estate	438	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-16.80%

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

At December 31, 2018, impaired loans valued using Level 3 inputs had a carrying amount of $282,000 and  valuation allowances of $30,000. By comparison, at December 31, 2017, impaired loans valued using Level 3 inputs had a carrying amount of $35,000 and no valuation allowances.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan or by using a discounted future cash flow method if the loan is not collateral dependent. At December 31, 2018, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the year ended December 31, 2018 comprised of one loan with a fair value of $226,000 and resulted in an additional provision for loan loss of $30,000.

At December 31, 2018, foreclosed real estate valued using Level 3 inputs had a carrying amount of $260,000 and valuation allowances of $76,000. By comparison at December 31, 2017, foreclosed real estate valued using Level 3 inputs had a carrying amount of $557,000 and valuation allowances of $119,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At December 31, 2018, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2018 comprised of two properties with a fair value of $203,000 and resulted in additional provision for loan losses of $20,000 and subsequent write-downs recorded in non-interest expense of $40,000. At December 31, 2017, foreclosed real estate whose carrying value was written down utilizing Level 3 inputs during the year ended December 31, 2017 comprised of two properties with a fair value of $399,000 and resulted in an additional provision for loan losses of $75,000 and subsequent write-downs recorded in non-interest expense of $15,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at December 31, 2018
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$30,751	$30,751	$30,751	$-	$-
Securities available for sale	86,193	86,193	1,961	84,232	-
Federal Home Loan Bank stock	1,545	1,545	-	1,545	-
Loans receivable, net	392,471	376,774	-	-	376,774
Accrued interest receivable	1,913	1,913	-	1,913	-
Financial liabilities:
Deposits	432,458	435,547	-	435,547	-
Long-term debt	24,650	24,292	-	24,292	-
Accrued interest payable	63	63	-	63	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2017
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$40,913	$40,913	$40,913	$-	$-
Securities available for sale	80,421	80,421	1,987	78,090	344
Federal Home Loan Bank stock	1,631	1,631	-	1,631	-
Loans receivable, net	365,063	356,275	-	-	356,275
Accrued interest receivable	1,801	1,801	-	1,801	-
Financial liabilities:
Deposits	405,153	408,348	-	408,348	-
Long-term debt	26,950	26,634	-	26,634	-
Accrued interest payable	57	57	-	57	-
Off-balance-sheet financial instruments	-	-	-	-	-

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

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends and discretionary bonuses.  This new capital conservation buffer requirement has a phase-in period which began in January 2016 at 0.625% of risk-weighted assets and increases each year until full implementation in January 2019.

The OCC’s prompt corrective action standards changed effective January 1, 2015.  Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged).  As of December 31, 2018, the Bank met all of the new requirements, including the full capital conservation buffer that will be required by January 2019.

The most recent notification from the Federal banking agencies categorized the Bank as well capitalized at December 31, 2018 under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2018 and 2017 are presented in the following table:

	Actual		Minimum Ratio For Capital Adequacy Purposes		Minimum Ratio To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
At December 31, 2018
Total capital (to risk-weighted assets)	$79,662	20.59%	30,948	8.00%	38,685	10.00%	12.592%	1.875%
Tier 1 capital (to risk-weighted assets)	76,218	19.70%	23,211	6.00%	30,948	8.00%	13.702%	1.875%
CET 1 capital (to risk-weighted assets)	76,218	19.70%	17,408	4.50%	25,145	6.50%	15.202%	1.875%
Tier 1 Leverage (to adjusted total assets)	76,218	13.99%	21,785	4.00%	27,232	5.00%	9.994%	1.875%
At December 31, 2017
Total capital (to risk-weighted assets)	$77,220	21.75%	28,403	8.00%	35,503	10.00%	13.750%	1.250%
Tier 1 capital (to risk-weighted assets)	73,925	20.82%	21,302	6.00%	28,403	8.00%	14.822%	1.250%
CET 1 capital (to risk-weighted assets)	73,925	20.82%	15,977	4.50%	23,077	6.50%	16.322%	1.250%
Tier 1 Leverage (to adjusted total assets)	73,925	14.40%	20,537	4.00%	25,671	5.00%	10.398%	1.250%

Following is a reconciliation of Lake Shore Savings Bank’s consolidated GAAP capital to regulatory Tier 1 and CET 1 capital, as well as to Total capital at December 31, 2018 and December 31, 2017:

	December 31,
	2018	2017
	(Dollars in thousands)

GAAP (Equity) Capital:	$76,347	$74,745
Plus:	-
Unrealized gains on available-for-sale securities, net of tax	(129)	(791)
Less:
Additional tier 1 capital deductions	-	(29)

Tier 1 Capital and CET1 Capital	76,218	73,925

Plus:
Allowance for loan losses	3,448	3,283
Unrealized gains on available-for-sale securities includible in regulatory capital	-	16
Less:
Other investments required to be deducted	(4)	(4)

Total Regulatory Capital	$79,662	$77,220

Note 15 – Earnings per Share

Earnings per share was calculated for the years ended December 31, 2018, 2017 and 2016, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the ESOP, RRP and EIP. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2018	2017	2016
Numerator – net income	$4,000,000	$3,378,000	$3,515,000
Denominator:
Basic weighted average shares outstanding	6,075,798	6,110,365	6,014,973
Increase in weighted average shares outstanding due to:
Stock options	9,902	8,930	7,676
Diluted weighted average shares outstanding (1)	6,085,700	6,119,295	6,022,649

Earnings per share:
Basic	$0.66	$0.55	$0.58
Diluted	$0.66	$0.55	$0.58

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at December 31, 2018 and 2017. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	December 31,	December 31,
	2018	2017
	(Dollars in thousands)

Commitments to grant loans	$41,901	$16,426
Unfunded commitments under lines of credit	$52,371	$41,395

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

Note 17 – Parent Company Only Financial Information

The following condensed financial statements summarize the financial position and results of operations and cash flows of the parent savings and loan holding company, Lake Shore Bancorp, Inc., as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016.

Statements of Financial Condition

	December 31,
	2018	2017
	(Dollars in thousands)
Assets

Cash and due from banks	$1,795	$1,887
Investment in subsidiary	76,347	74,745
ESOP loan receivable	1,578	1,623
Other assets	89	122

Total assets	$79,809	$78,377

Liabilities and Stockholders' Equity

Other liabilities	5	2
Total stockholders' equity	79,804	78,375

Total liabilities and stockholders' equity	$79,809	$78,377

Statements of Income
	For the Years Ended
	December 31,
	2018	2017	2016
	(Dollars in thousands)

Interest Income	$152	$140	$137
Dividend distributed by bank subsidiary	2,000	-	-
Total Income	2,152	140	137
Non-interest Expenses	411	362	378
Loss before income taxes and equity in undistributed net income of subsidiary	1,741	(222)	(241)
Income tax benefit	(72)	(102)	(103)
Loss before undistributed net income of subsidiary	1,813	(120)	(138)
Equity in undistributed net income of subsidiary	2,187	3,498	3,653
Net Income	$4,000	$3,378	$3,515

Statements of Comprehensive Income
	For the Years Ended
	December 31,
	2018	2017	2016
	(Dollars in thousands)

Net Income	$4,000	$3,378	$3,515
Other Comprehensive Loss, net of tax:
Unrealized holding losses on securities available for sale, net of tax benefit 2018 $-; 2017 $-; 2016 $-	-	-	(1)
Unrealized holding losses on securities available for sale of subsidiary, net of tax benefit 2018 $187; 2017 $176; 2016 $148	(703)	(341)	(286)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income of subsidiary, net of tax expense 2018 $30; 2017 $46; 2016 $48	(115)	(89)	(94)
Net gains on sales of securities included in net income of subsidiary, net of tax expense 2018 $-; 2017 $83; 2016 $556	-	(161)	(1,080)
Total Other Comprehensive Loss	(818)	(591)	(1,461)
Total Comprehensive Income	$3,182	$2,787	$2,054

Statements of Cash Flows
	For the Years Ended
	December 31,
	2018	2017	2016
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$4,000	$3,378	$3,515
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP shares committed to be released	130	126	108
Stock based compensation expense	445	440	217
(Increase) decrease in other assets	(200)	(307)	206
Increase in other liabilities	3	2	-
Equity in undistributed earnings of subsidiary	(2,187)	(3,498)	(3,653)
Net Cash Provided by Operating Activities	2,191	141	393
Cash Flows from Investing Activities:
Activity in available for sale securities:
Maturities, prepayments and calls	-	4	83
Payments received on ESOP loan	45	43	40
Net Cash Provided by Investing Activities	45	47	123
Cash Flows from Financing Activities:
Proceeds from stock options exercised	-	4	1,118
Purchase of treasury stock	(1,448)	(269)	(455)
Cash dividends paid	(880)	(743)	(888)
Net Cash Used in Financing Activities	(2,328)	(1,008)	(225)
Net (Decrease) Increase in Cash and Cash Equivalents	(92)	(820)	291
Cash and Cash Equivalents - Beginning	1,887	2,707	2,416
Cash and Cash Equivalents - Ending	$1,795	$1,887	$2,707

Note 18 – Quarterly Financial Data – Unaudited

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in thousands, except per share amounts)
Total interest income	$5,671	$5,490	$5,267	$5,108
Total interest expense	1,011	955	860	776
Net interest income	4,660	4,535	4,407	4,332
Provision for loan losses	75	125	115	75
Net interest income after provision for loan losses	4,585	4,410	4,292	4,257
Total non-interest income	598	629	657	590
Total non-interest expense	4,056	3,837	3,782	3,758
Income before income taxes	1,127	1,202	1,167	1,089
Income tax expense	127	144	161	153
Net income	$1,000	$1,058	$1,006	$936
Basic and diluted earnings per share	$0.17	$0.17	$0.17	$0.15

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in thousands, except per share amounts)
Total interest income	$4,929	$4,947	$4,774	$4,758
Total interest expense	741	682	617	590
Net interest income	4,188	4,265	4,157	4,168
Provision for loan losses	60	75	25	350
Net interest income after provision for loan losses	4,128	4,190	4,132	3,818
Total non-interest income	601	617	807	630
Total non-interest expense	3,668	3,613	3,502	3,577
Income before income taxes	1,061	1,194	1,437	871
Income tax expense	481	254	295	155
Net income	$580	$940	$1,142	$716
Basic and diluted earnings per share	$0.09	$0.15	$0.19	$0.12

Note 19 – Treasury Stock

During the year ended December 31, 2018, the Company repurchased 88,555 shares of common stock at an average cost of $16.35 per share. The Company repurchased 86,300 of these shares at an average cost of $16.38 pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 2,255 shares were purchased from the trustee of the Company’s unvested RRP and EIP stock holdings, when awardees sold vested shares.  As of December 31, 2018, there were 68,190 shares remaining to be repurchased under the existing stock repurchase program. During the year ended December 31, 2018, the Company transferred 5,329 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the 2012 Equity Incentive Plan. During the year ended December 31, 2018, there were 10,433 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.42 per share due to stock forfeitures.

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

Note 20 – Other Comprehensive Loss

In addition to presenting the Consolidated Statements of Comprehensive Income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive loss for the periods presented:

	For the Year Ended December 31, 2018
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(890)	$187	$(703)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(145)	30	(115)
Total Other Comprehensive Loss	$(1,035)	$217	$(818)

	For the Year Ended December 31, 2017
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(517)	$176	$(341)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(135)	46	(89)
Gain on sale of securities included in net income	(244)	83	(161)
Total Other Comprehensive Loss	$(896)	$305	$(591)

	For the Year Ended December 31, 2016
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(435)	$148	$(287)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(142)	48	(94)
Net gain on sale of securities included in net income	(1,636)	556	(1,080)
Total Other Comprehensive Loss	$(2,213)	$752	$(1,461)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income			Affected Line Item
Comprehensive Loss	for the years ended December 31,			on the Consolidated
Components	2018	2017	2016	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale:
Recovery on previously impaired investment securities	$(145)	$(135)	$(142)	Recovery on previously impaired investment securities
Sale of securities	-	(244)	(1,636)	Gain on sale of securities available for sale
	(145)	(379)	(1,778)
Provision for income tax expense	30	129	604	Income Tax Expense
Total reclassification for the period	$(115)	$(250)	$(1,174)	Net Income

Note 21 – Revenue Recognition

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

The Company’s non-interest revenue streams primarily result from services it provides to its deposit customers.  When a customer makes a deposit, the Company records a liability under ASC 405 “Liabilities” because the Company has an obligation to deliver cash to its customer on demand. A contract between the Company and a deposit account customer is typically documented in writing and is often terminable at will by the customer alone or by both the customer and the Company without penalty. The term of a deposit contract between a customer and the Company will likely be day-to-day or minute-to-minute, and the termination clause is likely similar to a renewal right where each day or minute represents the renewal of the contract. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The Company’s primary non-interest revenue streams within the scope of ASU 2014-09 are described in further detail below.  The Company has no material unsatisfied performance obligations as of December 31, 2018.

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

Gain/Losses on Sale of OREO

The Company records a gain or loss from the sale of other real estate owned (“OREO”) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Gains (losses) on the sale of OREO are generally recorded in non-interest expense on the consolidated statement of income as an offset to OREO expenses.  During the year ended December 31, 2018, the Company financed the sale of an OREO property to a buyer.  After assessing the applicable criteria under ASU 2014-09, the Company recognized a $33,000 gain on sale of the property.  There were no sales of OREO during the year ended December 31, 2017 where the Company financed the sale of the property.

Contract Balances

The Company’s non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018 and 2017, the Company did not have any significant contract balances.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2018, 2017 and 2016:

	For the years ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Non-Interest Income
In-Scope of Topic 606:
Service charges on deposit accounts	$880	$912	$922
Fees, interchange income and other service charges	804	741	716
Other	40	39	40
Non-interest Income (in-scope of Topic 606)	1,724	1,692	1,678
Non-interest Income (out of scope of Topic 606)	750	963	2,392
Total Non-Interest Income	$2,474	$2,655	$4,070

Note 22 – Subsequent Events

On February 6, 2019, the Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s common stock, payable on March 15, 2019 to shareholders of record as of February 21, 2019. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 60.6% of the Company’s total outstanding stock as of the record date, elected to waive its right to receive this cash dividend of approximately $436,000. On February 6, 2019, a special meeting of the MHC members (i.e., Lake Shore Savings Bank depositors) was held to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.48 per share that may be declared by the Company in the 12 months subsequent to the approval by members (in accordance with the regulation of the Board of Governors of the Federal Reserve System). At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve Board in order to obtain their non-objection of the dividend waiver. As of March 7, 2019, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 6, 2020, aggregating up to $0.48 per share. The MHC waived $1.5 million of dividends during the year ended December 31, 2018. Cumulatively, Lake Shore, MHC has waived approximately $10.8 million of cash dividends as of December 31, 2018.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.