Form 10-Q
period 2019-03-31
LAKE SHORE BANCORP, INC.
filed 2019-05-13
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]        No  [X]

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	LSBK	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,980,050 shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 8, 2019.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2019	2018
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,367	$8,880
Interest earning deposits	5,884	3,244
Federal funds sold	17,855	18,627
Cash and Cash Equivalents	31,106	30,751
Securities available for sale	84,865	86,193
Federal Home Loan Bank stock, at cost	1,545	1,545
Loans receivable, net of allowance for loan losses 2019 $3,515; 2018 $3,448	401,047	392,471
Premises and equipment, net	9,305	9,417
Accrued interest receivable	2,126	1,913
Bank owned life insurance	21,588	21,469
Other assets	2,915	1,949
Total Assets	$554,497	$545,708
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$386,550	$377,131
Non-interest bearing	53,990	55,327
Total Deposits	440,540	432,458
Long-term debt	24,650	24,650
Advances from borrowers for taxes and insurance	2,262	3,134
Other liabilities	5,983	5,662
Total Liabilities	$473,435	$465,904
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,827,741 shares issued and 6,002,550 shares outstanding at March 31, 2019 and 6,827,741 shares issued and 6,004,664 shares outstanding at December 31, 2018	$68	$68
Additional paid-in capital	30,955	30,916
Treasury stock, at cost (825,191 shares at March 31, 2019 and 823,077 shares at December 31, 2018)	(8,867)	(8,805)
Unearned shares held by ESOP	(1,428)	(1,449)
Unearned shares held by compensation plans	(189)	(200)
Retained earnings	59,766	59,145
Accumulated other comprehensive income	757	129
Total Stockholders' Equity	81,062	79,804
Total Liabilities and Stockholders' Equity	$554,497	$545,708

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended March 31,
	2019	2018
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$4,855	$4,372
Investment securities, taxable	302	230
Investment securities, tax-exempt	390	393
Other	115	113
Total Interest Income	5,662	5,108
Interest Expense
Deposits	972	617
Long-term debt	133	139
Other	19	20
Total Interest Expense	1,124	776
Net Interest Income	4,538	4,332
Provision for Loan Losses	75	75
Net Interest Income after Provision for Loan Losses	4,463	4,257
Non-Interest Income
Service charges and fees	421	451
Earnings on bank owned life insurance	119	84
Unrealized gain on equity securities	36	8
Recovery on previously impaired investment securities	13	22
Net gain on sale of loans	-	2
Other	-	23
Total Non-Interest Income	589	590
Non-Interest Expenses
Salaries and employee benefits	2,261	2,065
Occupancy and equipment	624	587
Data processing	338	328
Professional services	234	224
Advertising	158	153
Postage and supplies	65	64
FDIC Insurance	36	38
Other	287	299
Total Non-Interest Expenses	4,003	3,758
Income before Income Taxes	1,049	1,089
Income Tax Expense	151	153
Net Income	$898	$936
Basic and diluted earnings per common share	$0.15	$0.15
Dividends declared per share	$0.12	$0.10

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
	(Dollars in thousands)
Net Income	$898	$936
Other Comprehensive Gain (Loss), net of tax (expense) benefit:
Unrealized holding gains (losses) on securities available for sale, net of tax (expense) benefit	638	(680)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(10)	(17)
Total Other Comprehensive Income (Loss)	628	(697)
Total Comprehensive Income	$1,526	$239

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2019 and 2018 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance – January 1, 2018	$68	$30,719	$(7,309)	$(1,535)	$(540)	$56,181	$791	$78,375
Net income	-	-	-	-	-	936	-	936
Other comprehensive loss, net of tax benefit of $185	-	-	-	-	-	-	(697)	(697)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	-	-	-	-	-	(156)	156	-
ESOP shares earned (1,984 shares)	-	12	-	21	-	-	-	33
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (5,285 shares)	-	-	50	-	(50)	-	-	-
Compensation plan shares forfeited (9,638 shares)	-	-	(91)	-	91	-	-	-
Compensation plan shares earned (6,613 shares)	-	24	-	-	70	-	-	94
Purchase of treasury stock, at cost (20,000 shares)	-	-	(329)	-	-	-	-	(329)
Cash dividends declared ($0.10 per share)	-	-	-	-	-	(230)	-	(230)
Balance - March 31, 2018	$68	$30,766	$(7,679)	$(1,514)	$(429)	$56,731	$250	$78,193

Balance - January 1, 2019	$68	$30,916	$(8,805)	$(1,449)	$(200)	$59,145	$129	$79,804
Net income	-	-	-	-	-	898	-	898
Other comprehensive income, net of tax expense of $167	-	-	-	-	-	-	628	628
Cumulative effect of adoption of ASU 2016-02 Leases (Topic 842) (net of $2 tax benefit effect)	-	-	-	-	-	(10)	-	(10)
ESOP shares earned (1,984 shares)	-	10	-	21	-	-	-	31
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (5,186 shares)	-	-	49	-	(49)	-	-	-
Compensation plan shares earned (5,518 shares)	-	18	-	-	60	-	-	78
Purchase of treasury stock, at cost (7,300 shares)	-	-	(111)	-	-	-	-	(111)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(267)	-	(267)
Balance - March 31, 2019	$68	$30,955	$(8,867)	$(1,428)	$(189)	$59,766	$757	$81,062

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$898	$936
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	13	21
Net amortization of deferred loan costs	141	118
Provision for loan losses	75	75
Recovery on previously impaired investment securities	(13)	(22)
Unrealized gain on equity securities	(36)	(8)
Originations of loans held for sale	-	(198)
Proceeds from sales of loans held for sale	-	200
Gain on sale of loans held for sale	-	(2)
Depreciation and amortization	198	196
Increase in bank owned life insurance, net	(119)	(84)
ESOP shares committed to be released	31	33
Stock based compensation expense	89	105
Increase in accrued interest receivable	(213)	(146)
Increase in other assets	(200)	(2)
Decrease in other liabilities	(561)	(744)
Net Cash Provided by Operating Activities	303	478
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Maturities, prepayments and calls	2,159	1,629
Purchases	-	(275)
Loan origination and principal collections, net	(8,853)	(6,296)
Additions to premises and equipment	(86)	(150)
Net Cash Used in Investing Activities	(6,780)	(5,092)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	8,082	12,599
Net decrease in advances from borrowers for taxes and insurance	(872)	(801)
Proceeds from issuance of long-term debt	750	1,500
Repayment of long-term debt	(750)	(1,500)
Purchase of treasury stock	(111)	(329)
Cash dividends paid	(267)	(230)
Net Cash Provided by Financing Activities	6,832	11,239
Net Increase in Cash and Cash Equivalents	355	6,625
CASH AND CASH EQUIVALENTS - BEGINNING	30,751	40,913
CASH AND CASH EQUIVALENTS - ENDING	$31,106	$47,538
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,110	$765
Income taxes paid	$-	$-
Right of Use Asset Recognized	$904	$-
Right of Use Liability Recognized	$916	$-

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$61	$-
Securities purchased and not settled	$-	$235

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

The interim consolidated financial statements included herein as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The consolidated statements of income for the three months ended March 31, 2019 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2019.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of March 31, 2019 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Leases

The Company leases certain properties and equipment under operating and finance leases. For operating leases in effect upon adoption of Accounting Standards Update 2016-02, “Leases (Topic 842)” at January 1, 2019 and for any leases commencing thereafter, the Company recognized a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset(s) during the lease term, the “right-of-use (“ROU”) asset.” The lease liability is measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate. The ROU asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the ROU asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the ROU asset. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. The Company’s leases do not contain residual value guarantees or material variable lease payments. The Company does not have any material restrictions or covenants imposed by leases that would impact the Company’s ability to pay dividends or cause the Company to incur additional financial obligations.

The Company has made an accounting policy election to not apply the recognition requirements in Topic 842 to short-term leases. The Company has also elected to use the practical expedient to make an accounting policy election for property leases to include both lease and nonlease components as a single component and account for it as a lease.

The Company’s leases are not complex; therefore there were no significant assumptions or judgements made in applying the requirements of Topic 842, including the determination of whether the contracts contained a lease, the allocation of consideration in the contracts between lease and nonlease components, and the determination of the discount rates for the leases.

Note 2 – New Accounting Standards

Impact of Adoption of Recent Accounting Standards

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) on January 1, 2019.  ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated statements of financial condition for leases with lease terms of more than 12 months.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of income. ASU 2016-02 provides for a modified retrospective transition approach basis to record the impact of adopting ASU 2016-02 on financial statements. The modified retrospective transition approach allows the lessee to recognize and measure leases on the consolidated statements of financial condition at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to recognize and measure leases on the consolidated statements of financial condition at the beginning of the period of adoption presented in our financial statements, or January 1, 2019, and will not restate prior periods.  Adoption of ASU 2016-02 resulted in the recognition of lease liabilities totaling $916,000 and the recognition of ROU assets totaling $904,000 as of the date of adoption. Lease liabilities and ROU assets are reflected in other liabilities and other assets, respectively. The initial gross up upon adoption was primarily related to operating leases of certain real estate properties. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are leases or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. The most significant effects of adoption relate to the recognition of new ROU assets and lease liabilities on our consolidated statements of financial condition for our two branch operating leases; and providing additional new disclosures about the Company’s leasing activities. The Company does not expect a significant change in its leasing activities due to the adoption of ASU 2016-02. Upon adoption of ASU 2016-02, the Company recognized a cumulative effect adjustment to beginning retained earnings of $10,000. Refer to Note 5 for more information related to the adoption of ASU 2016-02.

The Company adopted FASB ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20)” (“ASU 2017-08”) on January 1, 2019. ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Under previous GAAP, entities generally amortized the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The adoption of ASU 2017-08 did not have a material impact on the Company’s consolidated financial statements or results of operations.

Accounting Standards to be Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” (ASU 2016-13).  ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model).  Under the CECL model entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.  Further, ASU 2016-

13 made certain targeted amendments to the existing impairment standards for available for sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  ASU 2016-13 is effective for public companies that are U.S. Securities and Exchange Commission (“SEC”) filers for fiscal periods beginning after December 15, 2019, including interim reporting periods within those periods.  An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has determined its data requirements and is developing its methodologies for calculating the expected credit losses under the new guidance which has allowed the Company to run parallel loss reserve calculations. Data integrity associated with these methodologies is being reviewed and enhancements to the current process are being considered.  We expect that the new guidance will result in an increase to the allowance for loan losses given that the allowance will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss under the current accounting standard.  The extent of this increase is still being evaluated.  We are also reviewing the impact of additional disclosures required under ASU 2016-13 on our ongoing financial reporting procedures.

Note 3 – Investment Securities

Debt Securities

The amortized cost and fair value of securities are as follows:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. Government Agencies	$2,012	$2	$-	$2,014
Municipal bonds	43,870	711	(8)	44,573
Mortgage-backed securities:
Collateralized mortgage obligations-private label	26	-	-	26
Collateralized mortgage obligations-government sponsored entities	31,729	257	(445)	31,541
Government National Mortgage Association	181	10	-	191
Federal National Mortgage Association	2,264	55	(6)	2,313
Federal Home Loan Mortgage Corporation	3,727	122	-	3,849
Asset-backed securities-private label	-	258	-	258
Asset-backed securities-government sponsored entities	38	2	-	40
Total Debt Securities	$83,847	$1,417	$(459)	$84,805
Equity Securities	22	38	-	60
Total Securities Available for Sale	$83,869	$1,455	$(459)	$84,865

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. Government Agencies	$2,012	$-	$(51)	$1,961
Municipal bonds	44,546	521	(125)	44,942
Mortgage-backed securities:
Collateralized mortgage obligations-private label	27	-	-	27
Collateralized mortgage obligations-government sponsored entities	32,987	152	(686)	32,453
Government National Mortgage Association	191	8	-	199
Federal National Mortgage Association	2,367	41	(23)	2,385
Federal Home Loan Mortgage Corporation	3,833	64	(9)	3,888
Asset-backed securities-private label	-	270	-	270
Asset-backed securities-government sponsored entities	43	1	-	44
Total Debt Securities	$86,006	$1,057	$(894)	$86,169
Equity Securities	22	2	-	24
Total Securities Available for Sale	$86,028	$1,059	$(894)	$86,193

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At March 31, 2019 and December 31, 2018, thirty-two municipal bonds with a cost of $11.0 million and fair value of $11.2 million were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. In addition, at March 31, 2019 and December 31, 2018, twenty-two municipal bonds with a cost of $5.6 million and fair value of $5.7 million and $5.6 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in debt securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
March 31, 2019
Municipal bonds	$409	(1)	$856	$(7)	$1,265	$(8)
Mortgage-backed securities	-	-	21,872	(451)	21,872	(451)
	$409	$(1)	$22,728	$(458)	$23,137	$(459)

December 31, 2018
U.S. Government Agencies	$-	$-	$1,961	$(51)	$1,961	$(51)
Municipal bonds	1,531	(5)	4,299	(120)	5,830	(125)
Mortgage-backed securities	736	(5)	23,065	(713)	23,801	(718)
	$2,267	$(10)	$29,325	$(884)	$31,592	$(894)

The Company reviews all investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly.

At March 31, 2019, the Company’s investment portfolio included two municipal bond securities in the “unrealized losses less than twelve months” category. The debt securities were not evaluated further for OTTI as the unrealized losses on the individual securities were less than 20% of book value, which management deemed to be immaterial and management has the intent and ability to hold these securities.

At March 31, 2019, the Company had several securities in the “unrealized losses twelve months or more” category. These securities were not evaluated further for OTTI, as the unrealized losses were less than 20% of book value and management has the intent and ability to hold these securities. Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased.

The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive income (loss), net of tax expense (benefit) on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Beginning balance	$347	$435
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(13)	(22)
Ending balance	$334	$413

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the three months ended March 31, 2019 and 2018, the Company did not sell any available for sale debt securities.

Equity Securities

At March 31, 2019 and December 31, 2018, available for sale equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended March 31, 2019 and 2018, the Company recognized an unrealized gain of $36,000 and $8,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no sales of equity securities during the three months ended March 31, 2019.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
March 31, 2019:
Less than one year	$360	$362
After one year through five years	5,595	5,692
After five years through ten years	23,756	24,064
After ten years	16,171	16,469
Mortgage-backed securities	37,927	37,920
Asset-backed securities	38	298
Equity securities	22	60
	$83,869	$84,865

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

•

Construction – are loans to finance the construction of either one- to four-family owner occupied homes or commercial real estate.  At the end of the construction period, the loan automatically converts to either a one- to four-family or commercial mortgage, as applicable.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the actual cost of construction. The Company limits its risk during construction as disbursements are not made until the required work for each advance has been completed and an updated lien search is performed.  The completion of the construction progress is verified by a Company loan officer or through inspections performed by an independent appraisal firm.  Construction loans also expose us to the risk of construction delays which may impair the borrower’s ability to repay the loan.

Other Loans:

•

Commercial – includes business installment loans, lines of credit, and other commercial loans.  Most of our commercial loans have fixed interest rates, and are for terms generally not in excess of 5 years.  Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower.  Commercial loans generally involve a higher degree of credit risk, as commercial loans can also involve relatively large loan balances to a single borrower or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation of the commercial business and the income stream of the borrower.  Such risks can be significantly affected by economic conditions.  Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because the equipment or other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the credit worthiness of the borrowers (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

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

The following tables summarize the activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of March 31, 2019 and December 31, 2018:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2019
Allowance for Loan Losses:
Balance – January 1, 2019	$471	$91	$2,020	$250	$507	$25	$84	$3,448
Charge-offs	-	(4)	-	-	-	(14)	-	(18)
Recoveries	8	-	1	-	-	1	-	10
Provision (Credit)	10	35	21	80	(93)	16	6	75
Balance – March 31, 2019	$489	$122	$2,042	$330	$414	$28	$90	$3,515
Ending balance: individually evaluated for impairment	$-	$-	$30	$-	$-	$-	$-	$30
Ending balance: collectively evaluated for impairment	$489	$122	$2,012	$330	$414	$28	$90	$3,485

Gross Loans Receivable (1):
Ending balance	$155,064	$42,109	$155,204	$27,435	$20,232	$1,124	$-	$401,168
Ending balance: individually evaluated for impairment	$176	$-	$375	$-	$-	$-	$-	$551
Ending balance: collectively evaluated for impairment	$154,888	$42,109	$154,829	$27,435	$20,232	$1,124	$-	$400,617

(1)	Gross Loans Receivable does not include allowance for loan losses of $(3,515) or deferred loan costs of $3,394.
(2)	Includes one- to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total

	(Dollars in thousands)
March 31, 2018
Allowance for Loan Losses:
Balance – January 1, 2018	$511	$122	$1,663	$347	$544	$35	$61	$3,283
Charge-offs	-	-	-	-	-	(12)	-	(12)
Recoveries	18	-	-	-	-	3	-	21
Provision (Credit)	(53)	6	42	3	86	4	(13)	75
Balance – March 31, 2018	$476	$128	$1,705	$350	$630	$30	$48	$3,367

(1)	Includes one– to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2018
Allowance for Loan Losses:
Balance – December 31, 2018	$471	$91	$2,020	$250	$507	$25	$84	$3,448
Ending balance: individually evaluated for impairment	$-	$-	$30	$-	$-	$-	$-	$30
Ending balance: collectively evaluated for impairment	$471	$91	$1,990	$250	$507	$25	$84	$3,418

Gross Loans Receivable (1)
Ending Balance	$155,024	$41,830	$150,475	$22,252	$21,825	$1,156	$-	$392,562
Ending balance: individually evaluated for impairment	$178	$-	$382	$-	$-	$-	$-	$560
Ending balance: collectively evaluated for impairment	$154,846	$41,830	$150,093	$22,252	$21,825	$1,156	$-	$392,002

(1)	Gross Loans Receivable does not include allowance for loan losses of $(3,448) or deferred loan costs of $3,357.
(2)	Includes one- to four-family construction loans.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Three Months Ended
	At March 31, 2019			March 31, 2019
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$176	$176	$-	$177	$2
Commercial real estate	134	134	-	134	-
Total impaired loans with no related allowance	310	310	-	311	2

With an allowance recorded:
Commercial real estate	241	241	30	244	-
Total impaired loans with an allowance	241	241	30	244	-

Total of impaired loans:
Residential, one- to four-family	176	176	-	177	2
Commercial real estate	375	375	30	378	-
Total impaired loans	$551	$551	$30	$555	$2

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2018			December 31, 2018
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$178	$178	$-	$180	$12
Home equity (1)	-	-	-	17	-
Commercial real estate	134	134	-	356	-
Commercial loans	-	-	-	59	1
Total impaired loans with no related allowance	312	312	-	612	13

With an allowance recorded:
Commercial real estate (2)	248	248	30	1,249	4
Total impaired loans with an allowance	248	248	30	1,249	4

Total of impaired loans:
Residential, one- to four-family	178	178	-	180	12
Home equity	-	-	-	17	-
Commercial real estate	382	382	30	1,605	4
Commercial loans	-	-	-	59	1
Total impaired loans	$560	$560	$30	$1,861	$17

(1)These loans were either paid off or foreclosed upon during the year ended December 31, 2018.

(2)Two commercial real estate loans with a combined recorded investment of $1.4 million and a related allowance of $60,000 were foreclosed upon during the year ended December 31, 2018.

The following tables provide an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
March 31, 2019:
Real Estate Loans:
Residential, one- to four-family(1)	$730	$750	$1,339	$2,819	$152,245	$155,064	$2,521
Home equity	219	69	474	762	41,347	42,109	478
Commercial	-	76	299	375	154,829	155,204	375
Construction - Commercial	-	-	-	-	27,435	27,435	-
Other Loans:
Commercial	-	-		-	20,232	20,232	-
Consumer	1	1	3	5	1,119	1,124	3
Total	$950	$896	$2,115	$3,961	$397,207	$401,168	$3,377

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2018:
Real Estate Loans:
Residential, one- to four-family(1)	$851	$342	$1,361	$2,554	$152,470	$155,024	$2,310
Home equity	211	187	333	731	41,099	41,830	337
Commercial	76	-	306	382	150,093	150,475	382
Construction - Commercial	-	-	-	-	22,252	22,252	-
Other Loans:
Commercial	-	-	15	15	21,810	21,825	15
Consumer	5	-	-	5	1,151	1,156	-
Total	$1,143	$529	$2,015	$3,687	$388,875	$392,562	$3,044

(1)	Includes one- to four-family construction loans.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the three month periods ended March 31, 2019 and 2018 was $38,000 and $73,000, respectively.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of March 31, 2019 and December 31, 2018:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
March 31, 2019
Real Estate Loans:
Residential, one- to four-family(1)	$151,895	$-	$3,169	$-	$-	$155,064
Home equity	41,297	-	812	-	-	42,109
Commercial	151,511	2,687	1,006	-	-	155,204
Construction - Commercial	27,435	-	-	-	-	27,435
Other Loans:
Commercial	19,227	145	860	-	-	20,232
Consumer	1,118	-	6	-	-	1,124
Total	$392,483	$2,832	$5,853	$-	$-	$401,168

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2018
Real Estate Loans:
Residential, one- to four-family(1)	$152,039	$-	$2,985	$-	$-	$155,024
Home equity	41,346	-	484	-	-	41,830
Commercial	148,149	376	1,950	-	-	150,475
Construction - Commercial	22,252	-	-	-	-	22,252
Other Loans:
Commercial	20,722	61	1,042	-	-	21,825
Consumer	1,153	-	3	-	-	1,156
Total	$385,661	$437	$6,464	$-	$-	$392,562

(1)	Includes one- to four-family construction loans.

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At March 31, 2019
Real Estate Loans:
Residential, one- to four-family	5	$176	1	$33	4	$143	-	$-

At December 31, 2018
Real Estate Loans:
Residential, one- to four-family	5	$178	1	$34	4	$144	1	$34

No additional loan commitments were outstanding to these borrowers at March 31, 2019 and December 31, 2018.

There were no loans restructured and classified as TDRs during the three month periods ended March 31, 2019 and 2018.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $739,000 and $678,000 at March 31, 2019 and December 31, 2018, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $933,000 and $1.1 million at March 31, 2019 and December 31, 2018, respectively.

Note 5 – Leases

Operating leases with terms longer than 12 months in which we are the lessee are recorded as ROU assets and operating lease liabilities, included in other assets and other liabilities, on the consolidated statements of financial condition under ASU 2016-02.   Finance leases in which we are the lessee are recorded in premises and equipment on the consolidated statements of financial condition.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of income.

Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy and equipment expense in the consolidated statements of income.

The Company leases certain branch offices under operating or finance leases.   Certain lease arrangements contain extension options which are typically for 5 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of March 31, 2019, operating lease ROU assets and liabilities were $872,000 and $887,000, respectively.

Operating lease costs that were recorded in occupancy and equipment expense on the consolidated statements of income for the three months ended March 31, 2019 and 2018 were $38,000 and $34,000, respectively.

There were no sale and leaseback transactions, leveraged leases, lease transactions with related parties or leases that had not yet commenced during the three months ended March 31, 2019.

The table below summarizes information related to our lease liabilities at or for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
(in thousands, except for percent and period data)	2019	2018

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$34	$34
Operating cash flows from finance leases	32	29

Weighted-average remaining lease term, operating leases, in years	6.3	1.6
Weighted-average discount rate – operating leases	2.61%	N/A

The Company also has one long-term finance lease agreement for a branch location that was not impacted by the adoption of ASU 2016-02. The outstanding balance of the finance lease (included in other liabilities) at March 31, 2019 and December 31, 2018 was $784,000 and $797,000, respectively, with a weighted-average discount rate of 9.22%. The remaining term of this lease is 9.3 years. The asset related to this capital lease is included in premises and equipment and consists of the cost of $1.1 million less accumulated depreciation of approximately $559,000 and $548,000 at March 31, 2019 and December 31, 2018, respectively.

The table below summarizes the maturity of remaining lease liabilities as of March 31, 2019:

	Operating	Finance
	Leases	Lease
	(Dollars in thousands)
2019	$103	$94
2020	145	126
2021	157	126
2022	157	126
2023	157	131
2024 and thereafter	247	612
Total Lease Payments	$966	$1,215
Less: Amounts representing interest	(79)	(431)
Present value of lease liabilities	$887	$784

Minimum future lease payments for the operating and capital leases at December 31, 2018 were as follows:

	Operating	Capital
	Leases	Lease
	(Dollars in thousands)
2019	$153	$126
2020	83	126
2021	4	126
2022	-	126
2023	-	131
2024 and thereafter	-	612
Total Lease Payments	$240	$1,247
Less: Amounts representing interest		(450)
Present value of lease liabilities		$797

Note 6 – Earnings per Share

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2019	2018
Numerator – net income	$898,000	$936,000
Denominator:
Basic weighted average shares outstanding	6,032,243	6,099,427
Increase in weighted average shares outstanding due to:
Stock options	8,773	10,697
Diluted weighted average shares outstanding (1)	6,041,016	6,110,124

Earnings per share:
Basic	$0.15	$0.15
Diluted	$0.15	$0.15

(1)

Stock options to purchase 64,547 shares under the Company’s 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 for each plan were outstanding during the three month period ended March 31, 2019, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 7 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at March 31, 2019 and December 31, 2018. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	March 31,	December 31,
	2019	2018
	(Dollars in thousands)

Commitments to grant loans	$59,686	$41,901
Unfunded commitments under lines of credit	$55,542	$52,371

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

Note 8 – Stock-based Compensation

As of March 31, 2019, the Company had four stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $120,000 and $138,000 for the three months ended March 31, 2019 and 2018, respectively.

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

A summary of the status of the Stock Option Plan during the three months ended March 31, 2019 and 2018 is presented below:

:

	March 31, 2019			March 31, 2018
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	82,321	$12.98		82,321	$12.98
Granted	-	-		-	-
Exercised	-	-		-	-
Outstanding at end of period	82,321	$12.98	6.1 years	82,321	$12.98	7.1 years

Options exercisable at end of period	43,591	$11.73	6.1 years	30,681	$10.61	7.1 years

Fair value of options granted		$-			$-

At March 31, 2019, stock options outstanding had an intrinsic value of $232,000 and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the three months ended March 31, 2019 and 2018. Compensation expense related to the Stock Option Plan for the three month period ended March 31, 2019 and 2018 was $8,000, respectively. At March 31, 2019, $87,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of 31 months.

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

As of March 31, 2019, there were 108,837 shares vested or distributed to eligible participants under the RRP. Compensation expense amounted to $22,000 for the three months ended March 31, 2019 and 2018. At March 31, 2019, $86,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 31 months.

A summary of the status of unvested shares under the RRP for the three months ended March 31, 2019 and 2018 is as follows:

	2019	Weighted Average Grant Price (per Share)	2018	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	10,188	$13.27	17,119	$13.06
Granted	-	-	-	-
Vested	-	-	-	-
Unvested shares outstanding at end of period	10,188	$13.27	17,119	$13.06

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

The Board of Directors granted restricted stock awards under the EIP during the three months ended March 31, 2019 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 6, 2019	5,186	100% on December 13, 2019	$15.89	Non-employee directors

A summary of the status of unvested restricted stock awards under the EIP for the three months ended March 31, 2019 and 2018 is as follows:

	2019	Weighted Average Grant Price (per Share)	2018	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	25,321	$15.28	42,915	$14.40
Granted	5,186	15.89	5,285	17.00
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	30,507	$15.38	48,200	$14.68

As of March 31, 2019, there were 53,925 shares vested or distributed to eligible participants under the EIP. Compensation expense related to restricted stock awards under the EIP amounted to $56,000 and $72,000 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, $170,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 9 months.

A summary of the status of stock options under the EIP for the three months ended March 31, 2019 and 2018 is presented below:

	March 31, 2019			March 31, 2018
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	7.6 years	20,000	$14.38	8.6 years

Options exercisable at end of period	7,997	$14.38	7.6 years	3,998	$14.38	8.6 years

Fair value of options granted		-			-

At March 31, 2019, stock options outstanding had an intrinsic value of $28,000 and there were no remaining options available for grant under the EIP. Compensation expense related to stock options outstanding under the EIP amounted to $3,000 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, $27,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 31 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of March 31, 2019, the balance of the loan to the ESOP was $1.4 million and the fair value of unallocated shares was $2.1 million. As of March 31, 2019, there were 77,860 allocated shares and 134,895 unallocated shares compared to 70,053 allocated shares and 142,830 unallocated shares at March 31, 2018. The ESOP compensation expense was

$31,000 for the three months ended March 31, 2019 and $33,000 for the three months ended March 31, 2018 based on 1,984 shares earned in each of those quarters.

Note 9 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2019 and December 31, 2018 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

The measurement of fair value under FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities measurements (Level 1) and the lowest priority to unobservable input measurements (Level 3).  The three levels of the fair value hierarchy under ASC Topic 820 are as follows:

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018 were as follows:

	Fair Value Measurements at March 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Debt Securities
U.S. Government Agencies	$2,014	$2,014	$-	$-
Municipal bonds	44,573	-	44,573	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	26	-	26	-
Collateralized mortgage obligations-government sponsored entities	31,541	-	31,541	-
Government National Mortgage Association	191	-	191	-
Federal National Mortgage Association	2,313	-	2,313	-
Federal Home Loan Mortgage Corporation	3,849	-	3,849	-
Asset-backed securities:
Private label	258	-	258	-
Government sponsored entities	40	-	40	-
Total Debt Securities	$84,805	$2,014	$82,791	$-
Equity Securities	60	-	60	-
Total Securities Available for Sale	$84,865	$2,014	$82,851	$-

	Fair Value Measurements at December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the three months ended March 31, 2019 and for the year ended December 31, 2018.

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

Level 2 inputs for assets or liabilities measured at fair value on a recurring basis might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment projections, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

The fair value of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, live trading levels, trade execution date, market consensus prepayment projections, credit information and the security’ terms and conditions, among other things.  Level 2 securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the three months ended March 31, 2018:

March 31, 2018
(Dollars in thousands)
Beginning Balance	$344
Total gains - realized/unrealized:
Included in earnings	-
Included in other comprehensive loss	-
Total losses - realized/unrealized:	-
Included in earnings	-
Included in other comprehensive loss	-
Sales	-
Principal paydowns	-
Transfers to (out of) Level 3	(344)
Ending Balance	$-

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At March 31, 2019
Impaired loans	$243	$-	$-	$243
Foreclosed real estate	184	-	-	184

At December 31, 2018
Impaired loans	$252	$-	$-	$252
Foreclosed real estate	184	-	-	184

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At March 31, 2019
Impaired loans	$243	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	7.00-20.33%
Foreclosed real estate	184	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%
At December 31, 2018
Impaired loans	$252	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	7.00-20.33%
Foreclosed real estate	184	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)

The fair value basis of impaired loans and foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

At March 31, 2019, impaired loans valued using Level 3 inputs had a carrying amount of $273,000 and valuation allowances of $30,000. By comparison at December 31, 2018, impaired loans valued using Level 3 inputs had a carrying amount of $282,000 and valuation allowances of $30,000.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan or by using a discounted future cash flow method if the loan is not collateral dependent. At March 31, 2019, there were no impaired loans with a carrying amount that had been written down utilizing Level 3 inputs during the three months ended March 31, 2019. At December 31, 2018, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the year ended December 31, 2018 comprised of one loan with a fair value of $226,000 and resulted in an additional provision for loan losses of $30,000.

At March 31, 2019 and December 31, 2018, foreclosed real estate valued using Level 3 inputs had a carrying amount of $260,000 and valuation allowances of $76,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At March 31, 2019, there were no foreclosed real estate loans with a carrying value that had been written down utilizing Level 3 inputs during the three months ended March 31, 2019.  At December 31, 2018, foreclosed real estate with a carrying value that had been written down utilizing Level 3 inputs during the year ended December 31, 2018 comprised of two properties with a fair value of $203,000 and resulted in an additional provision for loan losses of $20,000 and subsequent write-downs recorded in non-interest expense of $40,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at March 31, 2019
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$31,106	$31,106	$31,106	$-	$-
Securities available for sale	84,865	84,865	2,014	82,851	-
Federal Home Loan Bank stock	1,545	1,545	-	1,545	-
Loans receivable, net	401,047	393,458	-	-	393,458
Accrued interest receivable	2,126	2,126	-	2,126	-
Financial liabilities:
Deposits	440,540	443,824	-	443,824	-
Long-term debt	24,650	24,444	-	24,444	-
Accrued interest payable	77	77	-	77	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2018
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$30,751	$30,751	$30,751	$-	$-
Securities available for sale	86,193	86,193	1,961	84,232	-
Federal Home Loan Bank stock	1,545	1,545	-	1,545	-
Loans receivable, net	392,471	376,774	-	-	376,774
Accrued interest receivable	1,913	1,913	-	1,913	-
Financial liabilities:
Deposits	432,458	435,547	-	435,547	-
Long-term debt	24,650	24,292	-	24,292	-
Accrued interest payable	63	63	-	63	-
Off-balance-sheet financial instruments	-	-	-	-	-

Note 10 – Treasury Stock

During the three months ended March 31, 2019, the Company repurchased 7,300 shares of common stock at an average cost of $15.14 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of March 31, 2019, there were 60,890 shares remaining to be repurchased under the existing stock repurchase program. During the three months ended March 31, 2019, the Company transferred 5,186 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan.

During the three months ended March 31, 2018, the Company repurchased 20,000 shares of common stock at an average cost of $16.45 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of March 31, 2018, there were 47,401 shares remaining to be repurchased under the existing stock repurchase program. During the three months ended March 31, 2018, the Company transferred 5,285 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the three months ended March 31, 2018 there were 9,368 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to stock forfeitures.

Note 11 – Other Comprehensive Loss

In addition to presenting the Consolidated Statements of Comprehensive Income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Three Months Ended March 31, 2019			For The Three Months Ended March 31, 2018
	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Net unrealized gains (losses) arising during the period	$808	$(170)	$638	$(860)	$180	$(680)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(13)	3	(10)	(22)	5	(17)
Total Other Comprehensive Income (Loss)	$795	$(167)	$628	$(882)	$185	$(697)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income (loss) for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income (Loss)		Affected Line Item
Comprehensive Income (Loss)	for the three months ended March 31,		on the Consolidated
Components	2019	2018	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale:
Recovery on previously impaired investment securities	$(13)	$(22)	Recovery on previously impaired investment securities
Provision for income tax expense	3	5	Income Tax Expense
Total reclassification for the period	$(10)	$(17)	Net Income

Note 12 – Revenue Recognition

The Company’s non-interest revenue streams primarily result from services it provides to its deposit customers.  When a customer makes a deposit, the Company records a liability under ASC 405 “Liabilities” because the Company has an obligation to deliver cash to its customer on demand. A contract between the Company and a deposit account customer is typically documented in writing and is often terminable at will by the customer alone or by both the customer and the Company without penalty. The term of a deposit contract between a customer and the Company will likely be day-to-day or minute-to-minute, and the termination clause is likely similar to a renewal right where each day or minute represents the renewal of the contract. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying ASC Topic 606 "Revenue from Contracts with Customers" ("Topic 606") on the determination of the amount and timing of revenue. The Company’s primary non-interest revenue streams within the scope of ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") are described in further detail below.  The Company has no material unsatisfied performance obligations as of March 31, 2019.

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

Gain/Losses on Sale of OREO

The Company records a gain or loss from the sale of other real estate owned (“OREO”) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company may need to adjust the transaction price and related gain (loss) on sale if a significant financing component is present. Gains (losses) on the sale of OREO are generally recorded in non-interest expense on the consolidated statement of income as an offset to OREO expenses.  There were no sales of OREO during the three months ended March 31, 2019 and 2018 where the Company financed the sale of the property.

Contract Balances

The Company’s non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
	(Dollars in thousands)
Non-Interest Income
In-Scope of Topic 606:
Service charges on deposit accounts	$192	$218
Fees, interchange income and other service charges	186	186
Other	11	11
Non-interest Income (in-scope of Topic 606)	389	415
Non-interest Income (out of scope of Topic 606)	200	175
Total Non-Interest Income	$589	$590

Note 13 – Subsequent Events

On April 24, 2019, the Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s common stock, payable on May 20, 2019 to shareholders of record as of May 6, 2019. Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 60.8% of the Company’s total outstanding stock, elected to waive its right to receive this cash dividend of approximately $436,000. On March 7, 2019, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 6, 2020, aggregating up to $0.48 per share. The MHC waived $436,000 of dividends during the three months ended March 31, 2019. Cumulatively, Lake Shore, MHC has waived approximately $11.3 million of cash dividends as of March 31, 2019. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

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

The following factors, including the factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q (if applicable) and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended

December 31, 2018, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

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

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may differ from actual outcomes.  They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties.  Consequently, no forward-looking statements can be guaranteed.  We undertake no obligation to publicly update any forward looking statement, whether as a result of new information, future events or otherwise. For a more complete discussion of certain risks, uncertainties and other factors affecting the Company, refer to the Company’s Risk Factors, contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of March 31, 2019 compared to the consolidated financial condition as of December 31, 2018 and the consolidated results of operations for the three months ended March 31, 2019 and 2018.

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

Management Strategy

There have been no material changes in the Company’s management strategy from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Some of these policies require significant judgment, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of securities valuation, impairment of securities and income taxes. There have been no material changes in critical accounting policies since December 31, 2018.

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

Average Balances, Interest and Average Yields. The following table sets forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-

bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. Interest income on securities does not include a tax equivalent adjustment for bank qualified municipal bonds.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2019			March 31, 2018
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$21,216	$115	2.17%	$32,452	$113	1.39%
Securities(1)	86,990	692	3.18%	80,760	623	3.09%
Loans	395,412	4,855	4.91%	369,429	4,372	4.73%
Total interest-earning assets	503,618	5,662	4.50%	482,641	5,108	4.23%
Other assets	42,305			37,929
Total assets	$545,923			$520,570

Interest-bearing liabilities
Demand & NOW accounts	$49,381	$13	0.11%	$49,575	$13	0.10%
Money market accounts	118,373	277	0.94%	104,030	136	0.52%
Savings accounts	52,576	8	0.06%	52,614	8	0.06%
Time deposits	159,257	674	1.69%	149,432	460	1.23%
Borrowed funds & other interest-bearing liabilities	25,440	152	2.39%	27,787	159	2.29%
Total interest-bearing liabilities	405,027	1,124	1.11%	383,438	776	0.81%
Other non-interest bearing liabilities	60,289			58,505
Stockholders' equity	80,607			78,627
Total liabilities & stockholders' equity	$545,923			$520,570
Net interest income		$4,538			$4,332
Interest rate spread			3.39%			3.42%
Net interest margin			3.60%			3.59%

(1)	The tax equivalent adjustment for bank qualified municipal securities results in rates of 3.66% and 3.60% for the three months ended March 31, 2019 and 2018, respectively
(2)	Annualized.

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

	Three Months Ended March 31, 2019
	Compared to
	Three Months Ended March 31, 2018
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$49	$(47)	$2
Securities	20	49	69
Loans, including fees	168	315	483
Total interest-earning assets	237	317	554
Interest-bearing liabilities:
Demand & NOW accounts	-	-	-
Money market accounts	120	21	141
Savings accounts	-	-	-
Time deposits	182	32	214
Total deposits	302	53	355
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	6	(13)	(7)
Total interest-bearing liabilities	308	40	348
Total change in net interest income	$(71)	$277	$206

Net interest margin remained steady at 3.60% and 3.59%, respectively, for the three months ended March 31, 2019 and 2018, while the interest rate spread decreased by three basis points during the three months ended March 31, 2019 as compared to the first quarter of 2018.  The net interest margin and interest rate spread for the 2019 first quarter were primarily impacted by a 30 basis points increase in the average interest rate paid on interest bearing liabilities.  The increase in the average interest rate paid on interest bearing liabilities was primarily due to higher rates being paid on time deposit accounts and money market accounts as a result of an increase in market rates and competition for deposit accounts.  The increase in the interest rate paid on interest bearing liabilities was partially offset by an increased volume of higher-yielding average loan balances.  The average balance of the loan portfolio increased by $26.0 million, or 7.0%, during the three months ended March 31, 2019 as compared to the first quarter of 2018 primarily due to an increase in the average balance of commercial real estate, one- to four-family residential real estate and home equity loans.  Furthermore, the overall average yield on interest-earning assets increased 27 basis points during the first quarter of 2019 when compared to the prior year period primarily due to the growth in higher yielding commercial real estate loans.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total assets at March 31, 2019 were $554.5 million, an increase of $8.8 million, or 1.6%, from $545.7 million at December 31, 2018.  The increase in total assets was primarily due to an $8.6 million increase in loans receivable, net and a $1.0 million increase in other assets partially offset by a $1.3 million decrease in securities available for sale.

Cash and cash equivalents increased by $355,000, or 1.2%, from $30.8 million at December 31, 2018 to $31.1 million at March 31, 2019.  The increase was primarily due to an $8.1 million increase in deposits and a $2.2 million increase in cash flow on the securities available for sale portfolio due to maturities, prepayments and calls of securities, which was partially offset by an $8.9 million net cash outflow relating to net loan originations and principal collections and an $872,000 decrease in advances from borrowers for taxes and insurance during the first three months of 2019.

Securities available for sale decreased by $1.3 million, or 1.5%, to $84.9 million at March 31, 2019 compared to $86.2 million at December 31, 2018. The decrease was primarily due to the receipt of $2.2 million in maturities, prepayments and calls of securities partially offset by a $795,000 increase in unrealized gains on the securities portfolio. The unrealized gains on the securities portfolio were primarily due to a decrease in market interest rates during the three months ended March 31, 2019.

Net loans receivable increased during the three months ended March 31, 2019 as shown in the table below:

	At March 31,	At December 31,	Change
	2019	2018	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$155,064	$155,024	$40	-%
Home equity	42,109	41,830	279	0.7%
Commercial	155,204	150,475	4,729	3.1%
Construction - Commercial	27,435	22,252	5,183	23.3%
Total real estate loans	379,812	369,581	10,231	2.8%
Other Loans:
Commercial	20,232	21,825	(1,593)	(7.3)%
Consumer	1,124	1,156	(32)	(2.8)%
Total gross loans	401,168	392,562	8,606	2.2%
Allowance for loan losses	(3,515)	(3,448)	(67)	1.9%
Net deferred loan costs	3,394	3,357	37	1.1%
Loans receivable, net	$401,047	$392,471	$8,576	2.2%

(1)	Includes one- to four-family construction loans.

During 2019, we continue to remain strategically focused on originating shorter duration, adjustable rate commercial real estate loans to diversify our asset mix, to reduce interest rate risk and to increase our net interest margin.

Loans Past Due and Non-Performing Assets.  The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At March 31,	At December 31,
	2019	2018
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$-	$174
Home equity
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	-	-
Total	$-	$174
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,521	$2,310
Home equity	478	337
Commercial	375	382
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	15
Consumer	3	-
Total non-accrual loans	3,377	3,044
Total non-performing loans	3,377	3,218
Foreclosed real estate	739	678
Total non-performing assets	$4,116	$3,896
Ratios:
Non-performing loans as a percent of total loans:	0.84%	0.82%
Non-performing assets as a percent of total assets:	0.74%	0.71%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Residential, one- to four-family	$33	$34
Performing loans
Real estate loans:
Residential, one- to four-family	$143	$144

Total non-performing loans increased by $159,000, or 4.9%, to $3.4  million at March 31, 2019 from $3.2  million at December 31, 2018, primarily due to an increase in residential, one- to four-family real estate non-accrual loans during the first three months of 2019.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated:

	At or for the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of year	$3,448	$3,283
Provision for loan losses	75	75
Charge-offs:
Real estate loans:
Residential, one- to four-family	-	-
Home equity	(4)	-
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	(14)	(12)
Total charge-offs	(18)	(12)
Recoveries:
Real estate loans:
Residential, one- to four-family	8	18
Home equity	-	-
Commercial	1	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	1	3
Total recoveries	10	21
Net (charge-offs) recoveries	(8)	9
Balance at end of period	$3,515	$3,367
Average loans outstanding	$395,412	$369,429
Allowance for loan losses as a percent of total net loans	0.88%	0.91%
Allowance for loan losses as a percent of non-performing loans	104.09%	73.15%
Ratio of net (charge-offs) recoveries to average loans outstanding (1)	(0.01)%	0.01%

(1) Annualized

Other assets increased $1.0 million, or 49.6%, from $1.9 million at December 31, 2018 to $2.9 million at March 31, 2019.  The increase was primarily due to the recognition of lease assets on the consolidated statements of financial condition as a result of the adoption of ASU 2016-02 on January 1, 2019.

The table below shows changes in deposit balances by type of deposit account between March 31, 2019 and December 31, 2018:

	At March 31,	At December 31,	Change
	2019	2018	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$53,990	$55,327	$(1,337)	(2.4)%
Interest bearing	51,522	50,211	1,311	2.6%
Money market	117,850	119,885	(2,035)	(1.7)%
Savings	53,178	52,050	1,128	2.2%
Total core deposits	276,540	277,473	(933)	(0.3)%
Non-core Deposits
Time deposits	164,000	154,985	9,015	5.8%
Total deposits	$440,540	$432,458	$8,082	1.9%

The increase in total deposits was primarily due to an overall increase in time deposits, offset by a slight decrease in net core deposits. The growth in time deposits was primarily due to increased customer demand for these products as a  result of volatility in interest rates as well as competition for funding.

Total stockholders’ equity increased by $1.3 million, or 1.6%, from $79.8 million at December 31, 2018 to $81.1 million at March 31, 2019.  The increase in stockholders’ equity was primarily attributed to net income of $898,000 and a $628,000 increase in other comprehensive income, partially offset by dividends paid of $267,000 and the repurchase of common stock for $111,000 during the three months ended March 31, 2019.

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018

General.    Net income was $898,000 for the three months ended March 31, 2019, or $0.15 per diluted share, a decrease of $38,000, or 4.1%, compared to net income of $936,000, or $0.15 per diluted share, for the three months ended March 31, 2018.  Net income for the three months ended March 31, 2019 primarily reflected a $245,000 increase in non-interest expense, which was partially offset by a $206,000 increase in net interest income.

Interest Income.  Interest income increased by $554,000, or 10.8%, to $5.7 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in loan interest income. Loan interest income increased by $483,000, or 11.0%, to $4.9 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase in the average balance of the loan portfolio by $26.0 million, or 7.0%, from $369.4 million for the three months ended March 31, 2018 to $395.4 million for the three months ended March 31, 2019. The increase in the average balance of loans was primarily due to an increase in the average balance of commercial real estate and residential, one- to four-family real estate loans. The average yield on the loan portfolio increased by 18 basis points from 4.73% for the three months ended March 31, 2018 to 4.91% for the three months ended March 31, 2019. The increase in the average yield was primarily due to an increase in the volume of higher yielding commercial real estate loans and to three increases in the prime rate since March 31, 2018.

Investment interest income increased $69,000, or 11.1%, to $692,000 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, due to an increase in the average balance of the investment portfolio from $80.8 million for the three months ended March 31, 2018 to $87.0 million for the three months ended March 31, 2019. The average yield on the investment portfolio increased nine basis points from 3.09% for the three months ended March 31, 2018 to 3.18% for the three months ended March 31, 2019. The increase in the average balance and average yield of the investment portfolio was primarily due to the purchase of higher yielding securities, which was partially offset by paydowns received on lower yielding securities since March 31, 2018.

Interest Expense.  Interest expense increased $348,000, or 44.8%, to $1.1 million for the three months ended March 31, 2019 compared to $776,000 for the three months ended March 31, 2018.   Interest paid on deposits increased by $355,000, or 57.5%, to $1.0 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018. Interest expense was primarily impacted by a 46 and 42 basis points increase, respectively, in the average interest rates paid on time deposit and money market accounts as a result of the increase in short term interest rates resulting from changes in the fed funds and prime rate by the Federal Reserve since March 31, 2018 and increased competition for deposits. The increase was also due to a $23.9 million increase in average deposit balances for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The average balance of deposits for the three months ended March 31, 2019 was $379.6 million with an average rate of 1.02% compared to the average balance of deposits of $355.7 million and an average rate of 0.69% for the three months ended March 31, 2018.

Provision for Loan Losses.  A $75,000 provision to the allowance for loan losses was recorded during the three months ended March 31, 2019 and March 31, 2018.

The $75,000 provision recorded during the three months ended March 31, 2019 was a result of a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.  The quarterly evaluation consisted of the following:

•	$101,000 net provision for commercial real estate and construction – commercial loans, which included a:
o	$134,000 general allowance to reflect changes in historical loss experience;
o	$97,000 general allowance due to a $9.9 million, or 5.7%, increase in this loan portfolio since December 31, 2018, to reflect inherent losses within the portfolio; which was partially offset by a
o	$130,000 credit to reflect changes in criticized and classified commercial real estate loans during the three months ended March 31, 2019;
•	$93,000 net credit to the provision for commercial business loans which included a:
o	$48,000 credit to reflect changes in the historical average net charge-off rate;
o	$25,000 credit to reflect changes in criticized and classified commercial business loans during the three months ended March 31, 2019; and a
o	$20,000 credit due to a $1.6 million, or 7.3%, decrease in the loan portfolio since December 31, 2018;
•	$61,000 provision for one-to four-family, home equity and consumer loans primarily to reflect an increase in classified loans during the three months ended March 31, 2019; and a
•

$6,000 unallocated provision for loan losses, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the three months ended March 31, 2018, the Company recorded a $75,000 provision to the allowance for loan losses.  The provision primarily consisted of the following:

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

Non-interest Income.    Non-interest income was $589,000 and $590,000, respectively, for the three months ended March 31, 2019 and 2018. Lower service charges and fees, other income and recoveries on previously impaired securities were nearly offset by an increase in earnings on bank owned life insurance and unrealized gains on equity securities during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Non-interest Expenses.  Non-interest expenses increased $245,000, or 6.5%, from $3.8 million for the three months ended March 31, 2018 to $4.0 million for the three months ended March 31, 2019.  Salaries and employee benefits increased $196,000, or 9.5%, primarily due to annual salary increases,  new hires and higher expenses related to health insurance and retirement benefits.  Occupancy and equipment expenses increased $37,000, or 6.3%, primarily due to increases in software and technology maintenance costs, property taxes and building maintenance costs. In addition, data processing expenses increased $10,000, or 3.0%, professional services increased $10,000, or 4.5%, and advertising expense increased $5,000, or 3.3%. These increases were partially offset by decreased other expenses of $12,000, or 4.0%.

Income Taxes Expense.  Income tax expense was $151,000 and $153,000, respectively, for the three months ended March 31, 2019 and 2018.  The income tax expense decrease was primarily due to a decrease in income before taxes.  The effective tax rate for the three months ended March 31, 2019 and 2018 was 14.4% and 14.0%, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, interest earning deposits at other financial institutions and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of March 31, 2019, the maximum amount that we can borrow from the FHLBNY was $111.2 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At March 31, 2019, we had outstanding advances under this agreement of $24.7 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.0 million and a fair value of $11.2 million as of March 31, 2019. There were no balances outstanding with the Federal Reserve Bank at March 31, 2019. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of March 31, 2019.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the three months ended March 31, 2019, we originated loans of approximately $26.2 million as compared to approximately $21.3 million of loans originated during the three months ended March 31, 2018. Loan originations exceeded principal repayments and other deductions during the first three months of 2019 by $8.9 million. We did not purchase any investment securities during the three months ended March 31, 2019. Purchases of investment securities totaled $510,000 during the three months ended March 31, 2018. These activities were funded primarily through deposit growth, principal payments received on loans and securities, borrowings and cash reserves.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $440.5 million at March 31, 2019, as compared to $432.5 million at December 31, 2018. The increase in total deposits was primarily due to an overall increase in time deposits, offset by a slight decrease in net core deposits. The growth in time deposits was primarily due to increased customer demand, volatility in interest rates as well as competition for funding.  Time deposit accounts scheduled to mature within one year were $66.7 million at March 31, 2019. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

Capital

As of January 1, 2015, new regulations that substantially amended the bank capital requirements became applicable to us.  These regulations implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act, as discussed in the “Supervision and Regulation – Federal Banking Regulation – Capital Requirements” section included in our Annual Report on Form 10-K for the year ended December 31, 2018.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  The Federal banking agencies have proposed that the Community Bank Leverage Ratio be set at 9.00%. A financial institution can elect to be subject to this new definition. However, until the Federal banking agencies finalize the proposed rule, the Basel III rules remain in effect.

As of March 31, 2019, as shown in the table below, the Bank’s Tier 1 and risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions, as determined by the Office of the Comptroller of the Currency (the “OCC”), our primary regulator.

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

At March 31, 2019	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 ("CET1") capital (to risk-weighted assets)	19.29%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	19.29%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	20.16%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	14.15%	>=	4.00%	>=	5.00%
At December 31, 2018	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CET 1 capital (to risk-weighted assets)	19.70%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	19.70%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	20.59%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	13.99%	>=	4.00%	>=	5.00%

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2019, the Bank's capital conservation buffer was 12.16% exceeding the minimum of 2.50% for 2019.

Off-Balance Sheet Arrangements

Other than loan commitments and an interest rate swap agreement that is not designated as a hedging instrument, as noted above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 7  in the Notes to our Consolidated Financial Statements for a summary of loan commitments outstanding as of March 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required as the Company is a smaller reporting company.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended March 31, 2019:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

January 1 through January 31, 2019	6,000	$15.05	6,000	62,190
February 1 through February 28, 2019	1,300	15.55	1,300	60,890
March 1 through March 31, 2019	-	-	-	60,890
Total	7,300	$15.14	7,300	60,890
(1)

On May 16, 2018, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 121,190 shares of our outstanding common stock. This amount represented approximately 5% of our outstanding common stock not owned by the MHC as of May 16, 2018. The repurchase plan does not have an expiration date and superseded the prior Board of Directors approved stock repurchase plan from December 11, 2015 which had 34,101 shares remaining available to purchase at May 15, 2018.

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

LAKE SHORE BANCORP, INC.
(Registrant)

May 13, 2019	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2019	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)