Form 10-Q
period 2019-06-30
LAKE SHORE BANCORP, INC.
filed 2019-08-13
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12b-2 of the Exchange Act:

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

Yes  [  ]        No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,948,290 shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 8, 2019.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2019	2018
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$8,321	$8,880
Interest earning deposits	334	3,244
Federal funds sold	13,122	18,627
Cash and Cash Equivalents	21,777	30,751
Securities available for sale	78,390	86,193
Federal Home Loan Bank stock, at cost	1,830	1,545
Loans receivable, net of allowance for loan losses 2019 $3,863; 2018 $3,448	440,175	392,471
Premises and equipment, net	9,358	9,417
Accrued interest receivable	2,128	1,913
Bank owned life insurance	21,711	21,469
Other assets	2,683	1,949
Total Assets	$578,052	$545,708
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$395,707	$377,131
Non-interest bearing	61,765	55,327
Total Deposits	457,472	432,458
Short-term borrowings	8,000	-
Long-term debt	21,650	24,650
Advances from borrowers for taxes and insurance	3,156	3,134
Other liabilities	6,110	5,662
Total Liabilities	$496,388	$465,904
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,827,741 shares issued and 5,957,890 shares outstanding at June 30, 2019 and 6,004,664 shares outstanding at December 31, 2018	$68	$68
Additional paid-in capital	30,995	30,916
Treasury stock, at cost (869,851 shares at June 30, 2019 and 823,077 shares at December 31, 2018)	(9,547)	(8,805)
Unearned shares held by ESOP	(1,407)	(1,449)
Unearned shares held by compensation plans	(123)	(200)
Retained earnings	60,306	59,145
Accumulated other comprehensive income	1,372	129
Total Stockholders' Equity	81,664	79,804
Total Liabilities and Stockholders' Equity	$578,052	$545,708

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$5,168	$4,445	$10,023	$8,817
Investment securities, taxable	283	256	585	486
Investment securities, tax-exempt	364	397	754	790
Other	137	169	252	282
Total Interest Income	5,952	5,267	11,614	10,375
Interest Expense
Deposits	1,104	701	2,076	1,318
Short-term borrowings	13	-	13	-
Long-term debt	134	140	267	279
Other	18	19	37	39
Total Interest Expense	1,269	860	2,393	1,636
Net Interest Income	4,683	4,407	9,221	8,739
Provision for Loan Losses	350	115	425	190
Net Interest Income after Provision for Loan Losses	4,333	4,292	8,796	8,549
Non-Interest Income
Service charges and fees	451	463	872	914
Earnings on bank owned life insurance	123	86	242	170
Unrealized (loss) gain on equity securities	(1)	6	35	14
Unrealized loss on interest rate swap	(61)	-	(94)	-
Recovery on previously impaired investment securities	13	68	26	90
Net gain on sale of loans	2	4	2	6
Other	19	30	52	53
Total Non-Interest Income	546	657	1,135	1,247
Non-Interest Expenses
Salaries and employee benefits	2,137	2,034	4,398	4,099
Occupancy and equipment	599	561	1,223	1,148
Data processing	338	335	676	663
Professional services	262	255	496	479
Advertising	194	169	352	322
Postage and supplies	58	54	123	118
FDIC Insurance	34	36	70	74
Other	325	338	612	637
Total Non-Interest Expenses	3,947	3,782	7,950	7,540
Income before Income Taxes	932	1,167	1,981	2,256
Income Tax Expense	127	161	278	314
Net Income	$805	$1,006	$1,703	$1,942
Basic earnings per common share	$0.13	$0.17	$0.28	$0.32
Diluted earnings per common share	$0.13	$0.16	$0.28	$0.32
Dividends declared per share	$0.12	$0.10	$0.24	$0.20

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,
	2019	2018
	(Unaudited)
	(Dollars in thousands)
Net Income	$805	1,006
Other Comprehensive Income (Loss), net of tax expense (benefit):
Unrealized holding gains (losses) on securities available for sale, net of tax expense (benefit)	626	(297)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(11)	(54)
Total Other Comprehensive Income (Loss)	615	(351)
Total Comprehensive Income	$1,420	$655

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
	(Dollars in thousands)
Net Income	$1,703	$1,942
Other Comprehensive Income (Loss), net of tax expense (benefit):
Unrealized holding gains (losses) on securities available for sale, net of tax expense (benefit)	1,264	(977)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(21)	(71)
Total Other Comprehensive Income (Loss)	1,243	(1,048)
Total Comprehensive Income	$2,946	$894

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2019 and 2018 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income (Loss)	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2018	$68	$30,719	$(7,309)	$(1,535)	$(540)	$56,181	$791	$78,375
Net income	-	-	-	-	-	1,942	-	1,942
Other comprehensive income, net of tax benefit of $278	-	-	-	-	-	-	(1,048)	(1,048)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	-	-	-	-	-	(156)	156	-
ESOP shares earned (3,968 shares)	-	24	-	43	-	-	-	67
Stock based compensation	-	22	-	-	-	-	-	22
Compensation plan shares granted (5,329 shares)	-	-	51	-	(51)	-	-	-
Compensation plan shares forfeited (9,638 shares)	-	-	(91)	-	91	-	-	-
Compensation plan shares earned (13,942 shares)	-	54	-	-	147	-	-	201
Purchase of treasury stock, at cost (34,300 shares)	-	-	(572)	-	-	-	-	(572)
Cash dividends declared ($0.20 per share)	-	-	-	-	-	(458)	-	(458)
Balance - June 30, 2018	$68	$30,819	$(7,921)	$(1,492)	$(353)	$57,509	$(101)	$78,529

Balance - January 1, 2019	$68	$30,916	$(8,805)	$(1,449)	$(200)	$59,145	$129	$79,804
Net income	-	-	-	-	-	1,703	-	1,703
Other comprehensive income, net of tax expense of $331	-	-	-	-	-	-	1,243	1,243
Cumulative effect of adoption of ASU 2016-02 Leases (Topic 842) (net of $2 tax benefit effect)	-	-	-	-	-	(10)	-	(10)
ESOP shares earned (3,968 shares)	-	16	-	42	-	-	-	58
Stock based compensation	-	22	-	-	-	-	-	22
Compensation plan shares granted (5,186 shares)	-	-	49	-	(49)	-	-	-
Compensation plan shares forfeited (760 shares)	-	-	(8)	-	8	-	-	-
Compensation plan shares earned (11,625 shares)	-	41	-	-	118	-	-	159
Purchase of treasury stock, at cost (51,200 shares)	-	-	(783)	-	-	-	-	(783)
Cash dividends declared ($0.24 per share)	-	-	-	-	-	(532)	-	(532)
Balance - June 30, 2019	$68	$30,995	$(9,547)	$(1,407)	$(123)	$60,306	$1,372	$81,664

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,703	$1,942
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	27	46
Net amortization of deferred loan costs	296	277
Provision for loan losses	425	190
Recovery on previously impaired investment securities	(26)	(90)
Unrealized gain on equity securities	(35)	(14)
Unrealized loss on interest rate swap	94	-
Originations of loans held for sale	(166)	(434)
Proceeds from sales of loans held for sale	168	440
Gain on sale of loans held for sale	(2)	(6)
Depreciation and amortization	397	384
Increase in bank owned life insurance, net	(242)	(170)
ESOP shares committed to be released	58	67
Stock based compensation expense	181	223
Increase in accrued interest receivable	(215)	(27)
(Increase) Decrease in other assets	(202)	95
Decrease in other liabilities	(421)	(698)
Net Cash Provided by Operating Activities	2,040	2,225
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Maturities, prepayments and calls	9,411	4,299
Purchases	-	(10,072)
Purchases of Federal Home Loan Bank Stock	(285)	(20)
Redemptions of Federal Home Loan Bank Stock	-	106
Loan origination and principal collections, net	(48,523)	(17,805)
Additions to premises and equipment	(338)	(379)
Net Cash Used in Investing Activities	(39,735)	(23,871)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	25,014	27,158
Net increase in advances from borrowers for taxes and insurance	22	28
Increase in short term borrowings	8,000	-
Proceeds from issuance of long-term debt	1,050	1,500
Repayment of long-term debt	(4,050)	(3,800)
Purchase of treasury stock	(783)	(572)
Cash dividends paid	(532)	(458)
Net Cash Provided by Financing Activities	28,721	23,856
Net (Decrease) Increase in Cash and Cash Equivalents	(8,974)	2,210
CASH AND CASH EQUIVALENTS - BEGINNING	30,751	40,913
CASH AND CASH EQUIVALENTS - ENDING	$21,777	$43,123
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,384	$1,619
Income taxes paid	$305	$277
Right of Use Asset Recognized	$904	$-
Right of Use Liability Recognized	$916	$-

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$98	$82

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

The interim consolidated financial statements included herein as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The consolidated statements of income for the three and six months ended June 30, 2019 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2019.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of June 30, 2019 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Leases

The Company leases certain properties and equipment under operating and finance leases. For operating leases in effect upon adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” at January 1, 2019 and for any leases commencing thereafter, the Company recognized a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset(s) during the lease term, the “right-of-use (“ROU”) asset.” The lease liability is measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate. The ROU asset is measured at the initial amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent, any unamortized initial direct costs, and any impairment of the ROU asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments that are not included in the lease liability, and any impairment of the ROU asset. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. The Company’s leases do not contain residual value guarantees or material variable lease payments. The Company does not have any material restrictions or covenants imposed by leases that would impact the Company’s ability to pay dividends or cause the Company to incur additional financial obligations.

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

Note 2 – New Accounting Standards

Impact of Adoption of Recent Accounting Standards

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) on January 1, 2019.  ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated statements of financial condition for leases with lease terms of more than 12 months.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of income. ASU 2016-02 provides for a modified retrospective transition approach basis to record the impact of adopting ASU 2016-02 on financial statements. The modified retrospective transition approach allows the lessee to recognize and measure leases on the consolidated statements of financial condition at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to recognize and measure leases on the consolidated statements of financial condition at the beginning of the period of adoption presented in our financial statements, or January 1, 2019, and will not restate prior periods.  Adoption of ASU 2016-02 resulted in the recognition of lease liabilities totaling $916,000 and the recognition of ROU assets totaling $904,000 as of the date of adoption. Lease liabilities and ROU assets are reflected in other liabilities and other assets, respectively. The initial gross up upon adoption was primarily related to operating leases of certain real estate properties. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are leases or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. The most significant effects of adoption relate to the recognition of new ROU assets and lease liabilities on our consolidated statements of financial condition for two operating leases related to branch office space; and providing additional new disclosures about the Company’s leasing activities. The Company does not expect a significant change in its leasing activities due to the adoption of ASU 2016-02. Upon adoption of ASU 2016-02, the Company recognized a cumulative effect adjustment to beginning retained earnings of $10,000. Refer to Note 5 for more information related to the adoption of ASU 2016-02.

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

In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13.  The FASB has proposed an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.   For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies).  The FASB is currently in the process of drafting a proposed ASU for this project to be voted upon by FASB members after a 30 day comment period.  The Company is currently a smaller reporting company, and if this proposal is approved and becomes effective, the Company’s expected adoption date for ASU 2016-13 would change from fiscal years beginning after December 15, 2019 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

Note 3 – Investment Securities

Debt Securities

The amortized cost and fair value of securities are as follows:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. Government Agencies	$2,011	$86	$-	$2,097
Municipal bonds	38,323	882	-	39,205
Mortgage-backed securities:
Collateralized mortgage obligations-private label	25	1	-	26
Collateralized mortgage obligations-government sponsored entities	30,296	457	(172)	30,581
Government National Mortgage Association	175	12	-	187
Federal National Mortgage Association	2,158	72	(1)	2,229
Federal Home Loan Mortgage Corporation	3,569	153	-	3,722
Asset-backed securities-private label	-	247	-	247
Asset-backed securities-government sponsored entities	36	2	-	38
Total Debt Securities	$76,593	$1,912	$(173)	$78,332
Equity Securities	23	35	-	58
Total Securities Available for Sale	$76,616	$1,947	$(173)	$78,390

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. Government Agencies	$2,012	$-	$(51)	$1,961
Municipal bonds	44,546	521	(125)	44,942
Mortgage-backed securities:
Collateralized mortgage obligations-private label	27	-	-	27
Collateralized mortgage obligations-government sponsored entities	32,987	152	(686)	32,453
Government National Mortgage Association	191	8	-	199
Federal National Mortgage Association	2,367	41	(23)	2,385
Federal Home Loan Mortgage Corporation	3,833	64	(9)	3,888
Asset-backed securities-private label	-	270	-	270
Asset-backed securities-government sponsored entities	43	1	-	44
Total Debt Securities	$86,006	$1,057	$(894)	$86,169
Equity Securities	22	2	-	24
Total Securities Available for Sale	$86,028	$1,059	$(894)	$86,193

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At June 30, 2019, thirty-two municipal bonds with a cost of $10.6 million and fair value of $10.9 million were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. At December 31, 2018 thirty-two municipal bonds with a cost of $11.0 million and fair value of $11.2 million were pledged with the FRB. In addition, at June 30, 2019 and December 31, 2018, twenty-two municipal bonds with a cost of $5.2 million and $5.6 million, respectively, and fair value of $5.4 million and $5.6 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in debt securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(Dollars in thousands)
June 30, 2019
Mortgage-backed securities	$-	$-	$13,031	$(173)	$13,031	$(173)

December 31, 2018
U.S. Government Agencies	$-	$-	$1,961	$(51)	$1,961	$(51)
Municipal bonds	1,531	(5)	4,299	(120)	5,830	(125)
Mortgage-backed securities	736	(5)	23,065	(713)	23,801	(718)
	$2,267	$(10)	$29,325	$(884)	$31,592	$(894)

The Company reviews all investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly.

At June 30, 2019, the Company had several securities in the “unrealized losses twelve months or more” category. Management has the intent and ability to hold these securities until maturity. Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased.

The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive income (loss), net of tax expense (benefit) on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Beginning balance	$347	$435
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(26)	(48)
Ending balance	$321	$387

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the six months ended June 30, 2019 and 2018, the Company did not sell any available for sale debt securities.

Equity Securities

At June 30, 2019 and December 31, 2018, available for sale equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended June 30, 2019 and 2018, the Company recognized an unrealized loss of $1,000 and an unrealized gain of $6,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. During the six months ended June 30, 2019 and 2018, the Company recognized an unrealized gain of $35,000 and $14,000, respectively. There were no sales of equity securities during the six months ended June 30, 2019.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
June 30, 2019:
Less than one year	$360	$362
After one year through five years	7,385	7,509
After five years through ten years	17,769	18,053
After ten years	14,820	15,378
Mortgage-backed securities	36,223	36,745
Asset-backed securities	36	285
Equity securities	23	58
	$76,616	$78,390

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

The following tables summarize the activity in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of June 30, 2019 and December 31, 2018:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2019
Allowance for Loan Losses:
Balance – April 1, 2019	$489	$122	$2,042	$330	$414	$28	$90	$3,515
Charge-offs	-	-	-	-		(7)	-	(7)
Recoveries	-	1	1	-		3	-	5
Provision (Credit)	(100)	21	734	49	(281)	6	(79)	350
Balance – June 30, 2019	$389	$144	$2,777	$379	$133	$30	$11	$3,863

Balance – January 1, 2019	$471	$91	$2,020	$250	$507	$25	$84	$3,448
Charge-offs	-	(4)	-	-	-	(21)	-	(25)
Recoveries	8	1	2	-	-	4	-	15
Provision (Credit)	(90)	56	755	129	(374)	22	(73)	425
Balance – June 30, 2019	$389	$144	$2,777	$379	$133	$30	$11	$3,863
Ending balance: individually evaluated for impairment	$-	$-	$40	$-	$-	$-	$-	$40
Ending balance: collectively evaluated for impairment	$389	$144	$2,737	$379	$133	$30	$11	$3,823

Gross Loans Receivable (1):
Ending balance	$155,546	$42,985	$192,161	$28,071	$20,823	$1,066	$-	$440,652
Ending balance: individually evaluated for impairment	$174	$-	$294	$-	$-	$-	$-	$468
Ending balance: collectively evaluated for impairment	$155,372	$42,985	$191,867	$28,071	$20,823	$1,066	$-	$440,184

(1)	Gross Loans Receivable does not include allowance for loan losses of $(3,863) or deferred loan costs of $3,386.
(2)	Includes one- to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total

	(Dollars in thousands)
June 30, 2018
Allowance for Loan Losses:
Balance – April 1, 2018	$476	$128	$1,705	$350	$630	$30	$48	$3,367
Charge-offs	-	-	-	-	-	(11)	-	(11)
Recoveries	-	1	-	-	1	1	-	3
Provision (Credit)	(36)	(43)	182	(21)	27	10	(4)	115
Balance – June 30, 2018	$440	$86	$1,887	$329	$658	$30	$44	$3,474

Balance – January 1, 2018	$511	$122	$1,663	$347	$544	$35	$61	$3,283
Charge-offs	-	-	-	-	-	(23)	-	(23)
Recoveries	18	1	-	-	1	4	-	24
Provision (Credit)	(89)	(37)	224	(18)	113	14	(17)	190
Balance – June 30, 2018	$440	$86	$1,887	$329	$658	$30	$44	$3,474

(1)	Includes one– to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2018
Allowance for Loan Losses:
Balance – December 31, 2018	$471	$91	$2,020	$250	$507	$25	$84	$3,448
Ending balance: individually evaluated for impairment	$-	$-	$30	$-	$-	$-	$-	$30
Ending balance: collectively evaluated for impairment	$471	$91	$1,990	$250	$507	$25	$84	$3,418

Gross Loans Receivable (1):
Ending Balance	$155,024	$41,830	$150,475	$22,252	$21,825	$1,156	$-	$392,562
Ending balance: individually evaluated for impairment	$178	$-	$382	$-	$-	$-	$-	$560
Ending balance: collectively evaluated for impairment	$154,846	$41,830	$150,093	$22,252	$21,825	$1,156	$-	$392,002

(1)	Gross Loans Receivable does not include allowance for loan losses of $(3,448) or deferred loan costs of $3,357.
(2)	Includes one- to four-family construction loans.

A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting scheduled payments when due. Impairment is measured on a loan-by-

loan basis for commercial real estate loans and commercial loans. Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, home equity, or one- to four-family loans for impairment disclosure, unless they are subject to a troubled debt restructuring.

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Six Months Ended
	At June 30, 2019			June 30, 2019
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$174	$174	$-	$176	$5
Commercial real estate(1)	-	-	-	76	-
Total impaired loans with no related allowance	174	174	-	252	5

With an allowance recorded:
Commercial real estate	294	294	40	302	-
Total impaired loans with an allowance	294	294	40	302	-

Total of impaired loans:
Residential, one- to four-family	174	174	-	176	5
Commercial real estate	294	294	40	378	-
Total impaired loans	$468	$468	$40	$554	$5

(1)This loan was paid off during the six months ended June 30, 2019.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2018			December 31, 2018
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$178	$178	$-	$180	$12
Home equity (1)	-	-	-	17	-
Commercial real estate	134	134	-	356	-
Commercial loans	-	-	-	59	1
Total impaired loans with no related allowance	312	312	-	612	13

With an allowance recorded:
Commercial real estate (2)	248	248	30	1,249	4
Total impaired loans with an allowance	248	248	30	1,249	4

Total of impaired loans:
Residential, one- to four-family	178	178	-	180	12
Home equity	-	-	-	17	-
Commercial real estate	382	382	30	1,605	4
Commercial loans	-	-	-	59	1
Total impaired loans	$560	$560	$30	$1,861	$17

(1)These loans were either paid off or foreclosed upon during the year ended December 31, 2018.

(2)Two commercial real estate loans with a combined recorded investment of $1.4 million and a related allowance of $60,000 were foreclosed upon during the year ended December 31, 2018.

The following tables provide an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
June 30, 2019:
Real Estate Loans:
Residential, one- to four-family(1)	$703	$378	$1,101	$2,182	$153,364	$155,546	$2,399
Home equity	135	87	608	830	42,155	42,985	675
Commercial	283	-	294	577	191,584	192,161	294
Construction - Commercial	-	-	-	-	28,071	28,071	-
Other Loans:
Commercial	-	-	-	-	20,823	20,823	-
Consumer	2	-	8	10	1,056	1,066	8
Total	$1,123	$465	$2,011	$3,599	$437,053	$440,652	$3,376

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2018:
Real Estate Loans:
Residential, one- to four-family(1)	$851	$342	$1,361	$2,554	$152,470	$155,024	$2,310
Home equity	211	187	333	731	41,099	41,830	337
Commercial	76	-	306	382	150,093	150,475	382
Construction - Commercial	-	-	-	-	22,252	22,252	-
Other Loans:
Commercial	-	-	15	15	21,810	21,825	15
Consumer	5	-	-	5	1,151	1,156	-
Total	$1,143	$529	$2,015	$3,687	$388,875	$392,562	$3,044

(1)	Includes one- to four-family construction loans.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the six month periods ended June 30, 2019 and 2018 was $73,000 and $143,000, respectively.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of June 30, 2019 and December 31, 2018:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
June 30, 2019
Real Estate Loans:
Residential, one- to four-family(1)	$153,016	$-	$2,530	$-	$-	$155,546
Home equity	41,967	-	1,018	-	-	42,985
Commercial	188,588	2,657	916	-	-	192,161
Construction - Commercial	28,071	-	-	-	-	28,071
Other Loans:
Commercial	20,694	129	-	-	-	20,823
Consumer	1,056	-	10	-	-	1,066
Total	$433,392	$2,786	$4,474	$-	$-	$440,652

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2018
Real Estate Loans:
Residential, one- to four-family(1)	$152,039	$-	$2,985	$-	$-	$155,024
Home equity	41,346	-	484	-	-	41,830
Commercial	148,149	376	1,950	-	-	150,475
Construction - Commercial	22,252	-	-	-	-	22,252
Other Loans:
Commercial	20,722	61	1,042	-	-	21,825
Consumer	1,153	-	3	-	-	1,156
Total	$385,661	$437	$6,464	$-	$-	$392,562

(1)	Includes one- to four-family construction loans.

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At June 30, 2019
Real Estate Loans:
Residential, one- to four-family	5	$174	1	$32	4	$142	-	$-

At December 31, 2018
Real Estate Loans:
Residential, one- to four-family	5	$178	1	$34	4	$144	1	$34

No additional loan commitments were outstanding to these borrowers at June 30, 2019 and December 31, 2018.

There were no loans restructured and classified as TDRs during the three and six month periods ended June 30, 2019 and 2018.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $752,000 and $678,000 at June 30, 2019 and December 31, 2018, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.0 million and $1.1 million at June 30, 2019 and December 31, 2018, respectively.

Note 5 – Leases

Operating leases with terms longer than 12 months in which we are the lessee are recorded as ROU assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the consolidated statements of financial condition under ASU 2016-02.   Finance leases in which we are the lessee are recorded in premises and equipment on the consolidated statements of financial condition.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of income.

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

The Company leases certain branch offices under operating or finance leases.   Certain lease arrangements contain extension options which are typically for 5 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of June 30, 2019, operating lease ROU assets and liabilities were $840,000 and $859,000, respectively.

Operating lease costs that were recorded in occupancy and equipment expense on the consolidated statements of income for the three months ended June 30, 2019 and 2018 were $38,000 and $35,000, respectively.  Operating lease costs for the six months ended June 30, 2019 and 2018, were $76,000 and $69,000, respectively.

There were no sale and leaseback transactions, leveraged leases, lease transactions with related parties or leases that had not yet commenced during the six months ended June 30, 2019.

The table below summarizes information related to our lease liabilities at or for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
(in thousands, except for percent and period data)	2019	2018

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$69	$69
Operating cash flows from finance leases	63	59

Weighted-average remaining lease term, operating leases, in years	6.1	1.4
Weighted-average discount rate – operating leases	2.61%	N/A

The Company also has one long-term finance lease agreement for a branch location that was not impacted by the adoption of ASU 2016-02. The outstanding balance of the finance lease (included in other liabilities) at June 30, 2019 and December 31, 2018 was $771,000 and $797,000, respectively, with a weighted-average discount rate of 9.22%. The remaining term of this lease is 9.0 years. The asset related to this capital lease is included in premises and equipment and consists of the cost of $1.1 million less accumulated depreciation of approximately $569,000 and $548,000 at June 30, 2019 and December 31, 2018, respectively.

The table below summarizes the maturity of remaining lease liabilities as of June 30, 2019:

	Operating	Finance
	Leases	Lease
	(Dollars in thousands)
2019	$68	$63
2020	145	126
2021	157	126
2022	157	126
2023	157	131
2024 and thereafter	247	612
Total Lease Payments	$931	$1,184
Less: Amounts representing interest	(72)	(413)
Present value of lease liabilities	$859	$771

Note 6 – Earnings per Share

Earnings per share was calculated for the three and six months ended June 30, 2019 and 2018, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), unearned shares held by the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan (“RRP”), and unearned shares held by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2019	2018
Numerator – net income	$805,000	$1,006,000
Denominator:
Basic weighted average shares outstanding	6,013,599	6,084,737
Increase in weighted average shares outstanding due to:
Stock options	8,550	14,838
Diluted weighted average shares outstanding (1)	6,022,149	6,099,575

Earnings per share:
Basic	$0.13	$0.17
Diluted	$0.13	$0.16

	Six Months Ended June 30,
	2019	2018
Numerator – net income	$1,703,000	$1,942,000
Denominator:
Basic weighted average shares outstanding	6,022,869	6,092,041
Increase in weighted average shares outstanding due to:
Stock options	8,618	13,078
Diluted weighted average shares outstanding (1)	6,031,487	6,105,119

Earnings per share:
Basic	$0.28	$0.32
Diluted	$0.28	$0.32

(1)

Stock options to purchase 64,547 shares under the Company’s 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 for each plan were outstanding during the three and six month periods ended June 30, 2019, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 7 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at June 30, 2019 and December 31, 2018. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	June 30,	December 31,
	2019	2018
	(Dollars in thousands)

Commitments to grant loans	$39,489	$41,901
Unfunded commitments under lines of credit	$59,201	$52,371

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

Note 8 – Stock-based Compensation

As of June 30, 2019, the Company had four stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $119,000 and $152,000 for the three months ended June 30, 2019 and 2018, respectively. The compensation cost that has been recorded for the six months ended June 30, 2019 and 2018 was $239,000 and $290,000, respectively.

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

A summary of the status of the Stock Option Plan during the six months ended June 30, 2019 and 2018 is presented below:

:

	June 30, 2019			June 30, 2018
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	82,321	$12.98		82,321	$12.98
Granted	-	-		-	-
Exercised	-	-		-	-
Outstanding at end of period	82,321	$12.98	5.9 years	82,321	$12.98	6.9 years

Options exercisable at end of period	43,591	$11.73	5.9 years	30,681	$10.61	6.9 years

Fair value of options granted		$-			$-

At June 30, 2019, stock options outstanding had an intrinsic value of $162,000 and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the three and six months ended June 30, 2019 and 2018. Compensation expense related to the Stock Option Plan for the three month period ended June 30, 2019 and 2018 was $8,000. Compensation expense related to the Stock

Option Plan for the six month period ended June 30, 2019 and 2018 was $17,000. At June 30, 2019, $79,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of 28 months.

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

As of June 30, 2019, there were 108,837 shares vested or distributed to eligible participants under the RRP. Compensation expense amounted to $22,000 for the three months ended June 30, 2019 and 2018. Compensation expense amounted to $44,000 for the six months ended June 30, 2019 and 2018. At June 30, 2019, $64,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 28 months.

A summary of the status of unvested shares under the RRP for the six months ended June 30, 2019 and 2018 is as follows:

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

The Board of Directors granted restricted stock awards under the EIP during the six months ended June 30, 2019 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 6, 2019	5,186	100% on December 13, 2019	$15.89	Non-employee directors

A summary of the status of unvested restricted stock awards under the EIP for the six months ended June 30, 2019 and 2018 is as follows:

	2019	Weighted Average Grant Price (per Share)	2018	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	25,321	$15.28	42,915	$14.40
Granted	5,186	15.89	5,329	17.00
Vested	-	-	-	-
Forfeited	760	15.90	-	-
Unvested shares outstanding at end of period	29,747	$15.37	48,244	$14.69

As of June 30, 2019, there were 53,925 shares of restricted stock that vested or was distributed to eligible participants under the EIP. Compensation expense related to unvested restricted stock awards under the EIP amounted to $59,000 and $85,000 for the three months ended June 30, 2019 and 2018, respectively. Compensation expense related to unvested EIP restricted stock awards during the six months ended June 30, 2019 and 2018 was $115,000 and $157,000, respectively. At June 30, 2019, $101,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 6 months.

A summary of the status of stock options under the EIP for the six months ended June 30, 2019 and 2018 is presented below:

	June 30, 2019			June 30, 2018
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	7.3 years	20,000	$14.38	8.3 years

Options exercisable at end of period	7,997	$14.38	7.3 years	3,998	$14.38	8.3 years

Fair value of options granted		-			-

At June 30, 2019, stock options outstanding had an intrinsic value of $11,000 and there were no remaining options available for grant under the EIP. Compensation expense related to stock options outstanding under the EIP amounted to $3,000 for the three months ended June 30, 2019 and 2018, and amounted to $5,000 for the six months ended June 30, 2019 and 2018. At June 30, 2019, $24,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 28 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of June 30, 2019, the balance of the loan to the ESOP was $1.4 million and the fair value of unallocated shares was $2.0 million. As of June 30, 2019, there were 72,891 allocated shares and 134,895 unallocated shares compared to 70,031 allocated shares and 142,830 unallocated shares at June 30, 2018. The ESOP compensation expense was $27,000 for the three months ended June 30, 2019 and $34,000 for the three months ended June 30, 2018 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $58,000 for the six months ended June 30, 2019 and $67,000 for the six months ended June 30, 2018 based on 3,968 shares earned in each of those periods.

Note 9 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2019 and December 31, 2018 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

The Company’s consolidated statement of financial condition contains investment securities available for sale and derivative instruments that are recorded at fair value on a recurring basis.  For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018 were as follows:

	Fair Value Measurements at June 30, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Debt Securities
U.S. Government Agencies	$2,097	$2,097	$-	$-
Municipal bonds	39,205	-	39,205	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	26	-	26	-
Collateralized mortgage obligations-government sponsored entities	30,581	-	30,581	-
Government National Mortgage Association	187	-	187	-
Federal National Mortgage Association	2,229	-	2,229	-
Federal Home Loan Mortgage Corporation	3,722	-	3,722	-
Asset-backed securities:
Private label	247	-	247	-
Government sponsored entities	38	-	38	-
Total Debt Securities	$78,332	$2,097	$76,235	$-
Equity Securities	58	-	58	-
Total Securities Available for Sale	$78,390	$2,097	$76,293	$-
Interest Rate Swap(1)	$(141)	$-	$(141)	$-

(1)	Included in Other Assets and Other Liabilities on the consolidated statements of financial condition.

	Fair Value Measurements at December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Debt Securities
U.S. Government Agencies	$1,961	$1,961	$-	$-
Municipal bonds	44,942	-	44,942	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	27	-	27	-
Collateralized mortgage obligations-government sponsored entities	32,453	-	32,453	-
Government National Mortgage Association	199	-	199	-
Federal National Mortgage Association	2,385	-	2,385	-
Federal Home Loan Mortgage Corporation	3,888	-	3,888	-
Asset-backed securities:
Private label	270	-	270	-
Government sponsored entities	44	-	44	-
Total Debt Securities	$86,169	$1,961	$84,208	$-
Equity Securities	24	-	24	-
Total Securities Available for Sale	$86,193	$1,961	$84,232	$-
Interest Rate Swap(1)	$(47)	$-	$(47)	$-

(1)	Included in Other Assets and Other Liabilities on the consolidated statements of financial condition

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the six months ended June 30, 2019 and for the year ended December 31, 2018.

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

Level 2 inputs for assets or liabilities measured at fair value on a recurring basis might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment projections, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means. The following is a description of valuation methodologies used for financial assets recorded at fair value on a recurring basis:

•

Investment securities available for sale – the fair values are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, live trading levels, trade execution date, market consensus prepayment projections, credit information and the security’ terms and conditions, among other things.  Level 2 securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers.

•

Interest Rate Swap – the fair value is based on a discounted cash flow model.  The model’s key assumptions include the contractual term of the derivative contract, including the period to maturity, and the use of observable market based inputs, such as interest rates, yield curves, nonperformance risk and implied volatility.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the six months ended June 30, 2018:

June 30, 2018
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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At June 30, 2019
Impaired loans	$286	$-	$-	$286
Foreclosed real estate	221	-	-	221

At December 31, 2018
Impaired loans	$252	$-	$-	$252
Foreclosed real estate	184	-	-	184

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At June 30, 2019
Impaired loans	$286	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	7.00-20.83%
Foreclosed real estate	221	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%
At December 31, 2018
Impaired loans	$252	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	7.00-20.33%
Foreclosed real estate	184	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)

The fair value basis of impaired loans and foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

At June 30, 2019, impaired loans valued using Level 3 inputs had a carrying amount of $326,000 and valuation allowances of $40,000. By comparison at December 31, 2018, impaired loans valued using Level 3 inputs had a carrying amount of $282,000 and valuation allowances of $30,000.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan or by using a discounted future cash flow method if the loan is not collateral dependent. At June 30, 2019, impaired loans with a carrying amount that had been written down utilizing Level 3 inputs during the six months ended June 30, 2019 comprised of one loan with a fair value of $81,000 and resulted in an additional provision for loan losses of $10,000. At December 31, 2018, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the year ended

December 31, 2018 comprised of one loan with a fair value of $226,000 and resulted in an additional provision for loan losses of $30,000.

At June 30, 2019, foreclosed real estate valued using Level 3 inputs had a carrying amount of $321,000 and valuation allowances of $100,000. At December 31, 2018, foreclosed real estate valued using level 3 inputs had a carrying amount of $260,000 and valuation allowances of $76,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At June 30, 2019, foreclosed real estate with a carrying value that had been written down utilizing Level 3 inputs during the six months ended June 30, 2019 comprised of one property with a fair value of $40,000 and resulted in subsequent write-downs through non-interest expense of $24,000.  At December 31, 2018, foreclosed real estate with a carrying value that had been written down utilizing Level 3 inputs during the year ended December 31, 2018 comprised of two properties with a fair value of $203,000 and resulted in an additional provision for loan losses of $20,000 and subsequent write-downs recorded in non-interest expense of $40,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at June 30, 2019
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$21,777	$21,777	$21,777	$-	$-
Securities available for sale	78,390	78,390	2,097	76,293	-
Federal Home Loan Bank stock	1,830	1,830	-	1,830	-
Loans receivable, net	440,175	431,565	-	-	431,565
Accrued interest receivable	2,128	2,128	-	2,128	-
Interest Rate Swap	(141)	(141)	-	(141)	-
Financial liabilities:
Deposits	457,472	461,069	-	461,069	-
Short-term borrowings	8,000	8,000	-	8,000	-
Long-term debt	21,650	21,707	-	21,707	-
Accrued interest payable	72	72	-	72	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2018
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$30,751	$30,751	$30,751	$-	$-
Securities available for sale	86,193	86,193	1,961	84,232	-
Federal Home Loan Bank stock	1,545	1,545	-	1,545	-
Loans receivable, net	392,471	376,774	-	-	376,774
Accrued interest receivable	1,913	1,913	-	1,913	-
Interest Rate Swap	(47)	(47)	-	(47)	-
Financial liabilities:
Deposits	432,458	435,547	-	435,547	-
Long-term debt	24,650	24,292	-	24,292	-
Accrued interest payable	63	63	-	63	-
Off-balance-sheet financial instruments	-	-	-	-	-

Note 10 – Treasury Stock

During the three months ended June 30, 2019, the Company repurchased 43,900 shares of common stock at an average cost of $15.32 per share. During the six months ended June 30, 2019, the Company repurchased 51,200 shares of common stock at an average cost of $15.30 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of June 30, 2019, there were 16,990 shares remaining to be repurchased under the existing stock repurchase program. During the six months ended June 30, 2019, the Company transferred 5,186 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the six months ended June 30, 2019, there were 760 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.88 per share due to stock forfeitures.

During the three months ended June 30, 2018, the Company repurchased 14,300 shares of common stock at an average cost of $16.94 per share. During the six months ended June 30, 2018, the Company repurchased 34,300 shares of common stock at an average cost of $16.66 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of June 30, 2018, there were 120,190 shares remaining to be repurchased under the existing stock repurchase program. During the six months ended June 30, 2018, the Company transferred 5,329 shares of common stock out of the treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the six months ended June 30, 2018 there were 9,368 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to stock forfeitures.

Note 11 – Other Comprehensive Income (Loss)

In addition to presenting the Consolidated Statements of Comprehensive Income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Three Months Ended June 30, 2019			For The Three Months Ended June 30, 2018
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Net unrealized gains (losses) arising during the period	$792	$(166)	$626	$(376)	$79	$(297)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(13)	2	(11)	(68)	14	(54)
Total Other Comprehensive Income (Loss)	$779	$(164)	$615	$(444)	$93	$(351)

	For the Six Months Ended June 30, 2019			For The Six Months Ended June 30, 2018
	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Net unrealized gains (losses) arising during the period	$1,600	$(336)	$1,264	$(1,236)	$259	$(977)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(26)	5	(21)	(90)	19	(71)
Total Other Comprehensive Income (Loss)	$1,574	$(331)	$1,243	$(1,326)	$278	$(1,048)

 The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income for the indicated periods:

	Amounts Reclassified from Accumulated Other
Details about Accumulated Other	Comprehensive Income		Affected Line Item
Comprehensive Income	for the three months ended June 30,		on the Consolidated
Components	2019	2018	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale:
Recovery on previously impaired investment securities	$(13)	$(68)	Recovery on previously impaired investment securities
	(13)	(68)
Provision for income tax expense	2	14	Income Tax Expense
Total reclassification for the period	$(11)	$(54)	Net Income

	Amounts Reclassified from Accumulated Other
Details about Accumulated Other	Comprehensive Income		Affected Line Item
Comprehensive Income	for the six months ended June 30,		on the Consolidated
Components	2019	2018	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale:
Recovery on previously impaired investment securities	$(26)	$(90)	Recovery on previously impaired investment securities
	(26)	(90)
Provision for income tax expense	5	19	Income Tax Expense
Total reclassification for the period	$(21)	$(71)	Net Income

Note 12 – Revenue Recognition

The Company’s non-interest revenue streams primarily result from services it provides to its deposit customers.  When a customer makes a deposit, the Company records a liability under ASC 405 “Liabilities” because the Company has an obligation to deliver cash to its customer on demand. A contract between the Company and a deposit account customer is typically documented in writing and is often terminable at will by the customer alone or by both the customer and the Company without penalty. The term of a deposit contract between a customer and the Company will likely be day-to-day or minute-to-minute, and the termination clause is likely similar to a renewal right where each day or minute represents the renewal of the contract. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying ASC Topic 606 "Revenue from Contracts with Customers" ("Topic 606") on the determination of the amount and timing of revenue. The Company’s primary non-interest revenue streams within the scope of ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") are described in further detail below.  The Company has no material unsatisfied performance obligations as of June 30, 2019.

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

Gain/Losses on Sale of OREO

The Company records a gain or loss from the sale of other real estate owned (“OREO”) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company may need to adjust the transaction price and related gain (loss) on sale if a significant financing component is present. Gains (losses) on the sale of OREO are generally recorded in non-interest expense on the consolidated statement of income as an offset to OREO expenses.  There were no sales of OREO during the six months ended June 30, 2019 and 2018 where the Company financed the sale of the property.

Contract Balances

The Company’s non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Non-Interest Income
In-Scope of Topic 606:
Service charges on deposit accounts	$201	$219	$393	$437
Fees, interchange income and other service charges	216	206	402	392
Other	10	10	21	22
Non-interest Income (in-scope of Topic 606)	427	435	816	851
Non-interest Income (out of scope of Topic 606)	119	222	319	396
Total Non-Interest Income	$546	$657	$1,135	$1,247

Note 13 – Subsequent Events

On July 24, 2019, the Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s common stock, payable on August 16, 2019 to shareholders of record as of August 5, 2019. Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 61.1% of the Company’s total outstanding stock, elected to waive its right to receive $0.06 per share of this cash dividend, or approximately $218,000. On March 7, 2019, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 6, 2020, aggregating up to $0.48 per share. This quarter, the MHC elected to receive $0.06 per share of this cash dividend, or approximately $218,000, to replenish cash at the top tier holding company for operating expenses. The MHC waived $437,000 of dividends during the three months ended June 30, 2019 and $873,000 of dividends during the six months ended June 30, 2019. Cumulatively the MHC has waived approximately $11.7 million of cash dividends as of June 30, 2019. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may differ from actual outcomes.  They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties.  Consequently, no forward-looking statement can be guaranteed.  We undertake no obligation to publicly update any forward looking statement, whether as a result of new information, future events or otherwise. For a more complete discussion of certain risks, uncertainties and other factors affecting the Company, refer to the Company’s Risk Factors, contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of June 30, 2019 compared to the consolidated financial condition as of December 31, 2018 and the consolidated results of operations for the three and six months ended June 30, 2019 and 2018.

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

To operate successfully, we must manage various types of risk, including but not limited to, interest rate risk, credit risk, liquidity risk, operational and information technology risks, strategic risk, reputation risk and compliance risk.   A significant form of market risk for the Company is interest rate risk, as the Company’s assets and liabilities are sensitive to changes in interest rates.  Interest rate risk is the exposure of our net interest income to adverse movements in interest rates. Net interest income is our primary source of revenue and interest rate risk is a significant non-credit related risk to which our Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of our assets and liabilities. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers and debt issuers to repay loans and debt securities, the volume of loan repayments and refinancing, the flow and mix of deposits and the fair value of available for sale securities.  In recent years, the Company has adjusted its strategies to manage interest rate risk by originating a greater volume of shorter-term, adjustable rate commercial real estate and commercial business loans and increasing its concentration of core deposits, which are less interest rate sensitive. In the third quarter of 2018, the Company entered into an interest rate swap arrangement with a notional amount of $3.0 million to convert a portion of its fixed rate residential, one- to four-family real estate loans into adjustable rate interest-earning assets, to manage its exposure to movements in interest rates.

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

	For the Three Months Ended			For the Three Months Ended
	June 30, 2019			June 30, 2018
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$22,043	$137	2.49%	$39,577	$169	1.71%
Securities(1)	83,674	647	3.09%	83,831	653	3.12%
Loans	417,435	5,168	4.95%	374,571	4,445	4.75%
Total interest-earning assets	523,152	5,952	4.55%	497,979	5,267	4.23%
Other assets	43,328			38,219
Total assets	$566,480			$536,198

Interest-bearing liabilities
Demand & NOW accounts	$51,048	$13	0.10%	$50,581	$14	0.11%
Money market accounts	118,348	307	1.04%	115,484	198	0.69%
Savings accounts	54,391	8	0.06%	53,769	7	0.05%
Time deposits	168,488	776	1.84%	149,216	482	1.29%
Borrowed funds & other interest-bearing liabilities	27,187	165	2.43%	27,273	159	2.33%
Total interest-bearing liabilities	419,462	1,269	1.21%	396,323	860	0.87%
Other non-interest bearing liabilities	65,413			61,258
Stockholders' equity	81,605			78,617
Total liabilities & stockholders' equity	$566,480			$536,198
Net interest income		$4,683			$4,407
Interest rate spread			3.34%			3.36%
Net interest margin			3.58%			3.54%

(1)	The tax equivalent adjustment for bank qualified municipal securities results in rates of 3.56% and 3.62% for the three months ended June 30, 2019 and 2018, respectively.
(2)	Annualized.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2019			June 30, 2018
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$21,632	$252	2.33%	$36,034	$282	1.57%
Securities(1)	85,323	1,339	3.14%	82,304	1,276	3.10%
Loans	406,484	10,023	4.93%	372,014	8,817	4.74%
Total interest-earning assets	513,439	11,614	4.52%	490,352	10,375	4.23%
Other assets	42,819			38,075
Total assets	$556,258			$528,427

Interest-bearing liabilities
Demand & NOW accounts	$50,219	$26	0.10%	$50,081	$27	0.11%
Money market accounts	118,360	584	0.99%	109,789	334	0.61%
Savings accounts	53,489	16	0.06%	53,195	15	0.06%
Time deposits	163,899	1,450	1.77%	149,323	942	1.26%
Borrowed funds & other interest-bearing liabilities	26,318	317	2.41%	27,528	318	2.31%
Total interest-bearing liabilities	412,285	2,393	1.16%	389,916	1,636	0.84%
Other non-interest bearing liabilities	62,864			59,889
Stockholders' equity	81,109			78,622
Total liabilities & stockholders' equity	$556,258			$528,427
Net interest income		$9,221			$8,739
Interest rate spread			3.36%			3.39%
Net interest margin			3.59%			3.56%

(1)	The tax equivalent adjustment for bank qualified municipal securities results in a rate of 3.61% for the six months ended June 30, 2019 and 2018.
(2)	Annualized.

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

	Three Months Ended June 30, 2019
	Compared to
	Three Months Ended June 30, 2018
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$60	$(92)	$(32)
Securities	(5)	-	(5)
Loans, including fees	198	525	723
Total interest-earning assets	253	433	686
Interest-bearing liabilities:
Demand & NOW accounts	(1)	-	(1)
Money market accounts	105	5	110
Savings accounts	1	-	1
Time deposits	224	69	293
Total deposits	329	74	403
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	8	(1)	7
Total interest-bearing liabilities	337	73	410
Total change in net interest income	$(84)	$360	$276

	Six Months Ended June 30, 2019
	Compared to
	Six Months Ended June 30, 2018
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$107	$(137)	$(30)
Securities	16	47	63
Loans, including fees	366	840	1,206
Total interest-earning assets	489	750	1,239
Interest-bearing liabilities:
Demand & NOW accounts	(1)	-	(1)
Money market accounts	222	28	250
Savings accounts	1	-	1
Time deposits	409	99	508
Total deposits	631	127	758
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	14	(15)	(1)
Total interest-bearing liabilities	645	112	757
Total change in net interest income	$(156)	$638	$482

Net interest margin increased four basis points to 3.58% for the three months ended June 30, 2019 from 3.54% for the three months ended June 30, 2018. The interest rate spread decreased by two basis points to 3.34% during the three months ended June 30, 2019 as compared to the second quarter of 2018.  The net interest margin for the 2019 second quarter was primarily impacted by an increased volume of higher-yielding average loan balances. The average balance of the loan portfolio increased by $42.9 million, or 11.4%, during the three months ended June 30, 2019 as compared to the second quarter of 2018 primarily due to an increase in the average balance of commercial real estate, one- to four-family residential real estate and home equity loans, partially offset by a decrease in commercial business loans.  Furthermore, the overall average yield on interest-earning assets increased 32 basis points during the second quarter of 2019 when compared to the prior year period primarily due to the growth in higher yielding commercial real estate loans. The increase in the average yield earned on interest earning assets was partially offset by a 34 basis points increase in the average interest rate paid on interest bearing liabilities.  The increase in the average interest rate paid on interest bearing liabilities was primarily due to higher rates being paid on time deposit accounts and money market accounts as a result of increased market rates and competition for deposit accounts.

Net interest margin increased three basis points to 3.59% for the six months ended June 30, 2019 from 3.56% for the six months ended June 30, 2018. The interest rate spread decreased by three basis points to 3.36% during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  The net interest margin for the six months ended June 30, 2019 was primarily impacted by an increased volume of higher-yielding average loan balances. The average balance of the loan portfolio increased by $34.5 million, or 9.3%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to an increase in the average balance of commercial real estate, one- to four-family residential real estate and home equity loans, partially offset by a decrease in commercial business loans.  Furthermore, the overall average yield on interest-earning assets increased 29 basis points during the six months ended June 30, 2019 when compared to the prior year period primarily due to the growth in higher yielding commercial real estate loans. The increase in average yield earned on interest earning assets was partially offset by a 32 basis points increase in the average interest rate paid on interest bearing liabilities.  The increase in the average interest rate paid on interest bearing liabilities was primarily due to higher rates being paid on time deposit accounts and money market accounts as a result of increased market rates and competition for deposit accounts.

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total assets at June 30, 2019 were $578.1 million, an increase of $32.3 million, or 5.9%, from $545.7 million at December 31, 2018.  The increase in total assets was primarily due to a $47.7 million increase in loans receivable, net partially offset by a $9.0 million decrease in cash and cash equivalents and a $7.8 million decrease in securities available for sale.

Cash and cash equivalents decreased by $9.0 million, or 29.2%, from $30.8 million at December 31, 2018 to $21.8 million at June 30, 2019.  The decrease was primarily due to a $48.5 million net cash outflow relating to net loan originations and principal collections and a $3.0 million decrease in long-term borrowings, partially offset by a $25.0 million increase in deposits, a $9.4 million increase in cash flow on the securities available for sale portfolio due to maturities, prepayments and calls of securities, and an increase in short-term borrowings of $8.0 million during the six months ended June 30, 2019.

Securities available for sale decreased by $7.8 million, or 9.1%, to $78.4 million at June 30, 2019 compared to $86.2 million at December 31, 2018.  The decrease was primarily due to the receipt of $9.4 million in maturities, prepayments and calls of securities partially offset by a $1.6 million increase in unrealized gains on the securities portfolio. The unrealized gains on the securities portfolio were primarily due to a decrease in market interest rates during the six months ended June 30, 2019.

Net loans receivable increased during the six months ended June 30, 2019 as shown in the table below:

	At June 30,	At December 31,	Change
	2019	2018	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$155,546	$155,024	$522	0.3%
Home equity	42,985	41,830	1,155	2.8%
Commercial	192,161	150,475	41,686	27.7%
Construction - Commercial	28,071	22,252	5,819	26.2%
Total real estate loans	418,763	369,581	49,182	13.3%
Other Loans:
Commercial	20,823	21,825	(1,002)	(4.6)%
Consumer	1,066	1,156	(90)	(7.8)%
Total gross loans	440,652	392,562	48,090	12.3%
Allowance for loan losses	(3,863)	(3,448)	(415)	12.0%
Net deferred loan costs	3,386	3,357	29	0.9%
Loans receivable, net	$440,175	$392,471	$47,704	12.2%

(1)	Includes one- to four-family construction loans.

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

	At June 30,	At December 31,
	2019	2018
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$-	$174
Home equity
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	-	-
Total	$-	$174
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,399	$2,310
Home equity	675	337
Commercial	294	382
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	15
Consumer	8	-
Total non-accrual loans	3,376	3,044
Total non-performing loans	3,376	3,218
Foreclosed real estate	752	678
Total non-performing assets	$4,128	$3,896
Ratios:
Non-performing loans as a percent of total loans:	0.77%	0.82%
Non-performing assets as a percent of total assets:	0.71%	0.71%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Residential, one- to four-family	$32	$34
Performing loans
Real estate loans:
Residential, one- to four-family	$142	$144

Total non-performing loans increased by $158,000, or 4.9%, to $3.4 million at June 30, 2019 from $3.2 million at December 31, 2018, primarily due to an increase in non-accrual home equity loans during the first six months of 2019.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated:

	At or for the Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Balance at beginning of year	$3,448	$3,283
Provision for loan losses	425	190
Charge-offs:
Real estate loans:
Residential, one- to four-family	-	-
Home equity	(4)	-
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	(21)	(23)
Total charge-offs	(25)	(23)
Recoveries:
Real estate loans:
Residential, one- to four-family	8	18
Home equity	1	1
Commercial	2	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	1
Consumer	4	4
Total recoveries	15	24
Net (charge-offs) recoveries	(10)	1
Balance at end of period	$3,863	$3,474
Average loans outstanding	$406,484	$372,014
Allowance for loan losses as a percent of total net loans	0.88%	0.91%
Allowance for loan losses as a percent of non-performing loans	114.43%	72.88%
Ratio of net (charge-offs) recoveries to average loans outstanding (1)	0.00%	0.00%

(1) Annualized

Other assets increased $734,000, or 37.7%, from $1.9 million at December 31, 2018 to $2.7 million at June 30, 2019.  The increase was primarily due to the recognition of lease assets on the consolidated statements of financial condition as a result of the adoption of ASU 2016-02 on January 1, 2019.

The table below shows changes in deposit balances by type of deposit account between June 30, 2019 and December 31, 2018:

	At June 30,	At December 31,	Change
	2019	2018	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$61,765	$55,327	$6,438	11.6%
Interest bearing	51,577	50,211	1,366	2.7%
Money market	119,422	119,885	(463)	(0.4)%
Savings	54,323	52,050	2,273	4.4%
Total core deposits	287,087	277,473	9,614	3.5%
Non-core Deposits
Time deposits	170,385	154,985	15,400	9.9%
Total deposits	$457,472	$432,458	$25,014	5.8%

The increase in total deposits was primarily due to an overall increase in time deposits as a result of increased customer demand driven by volatility in interest rates as well as competition for funding.  The growth in total core deposits was the result of the Company’s continued strategic focus on growing lower-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

Our borrowings, consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), increased by $5.0 million, or 20.3%, from $24.7 million at December 31, 2018 to $29.7 million at June 30, 2019. Short-term borrowings increased by $8.0 million, while long-term borrowings decreased by $3.0 million during the first six months of 2019. The purpose of the net increase in borrowings was to fund loan originations.

Total stockholders’ equity increased $1.9 million, or 2.3%, from $79.8 million at December 31, 2018 to $81.7 million at June 30, 2019.  The increase in stockholders’ equity was primarily due to net income of $1.7 million and a $1.2 million increase in accumulated other comprehensive income, partially offset by dividends paid of $783,000 and the repurchase of common stock for $532,000 during the six months ended June 30, 2019.

Comparison of Results of Operations for the Three Months Ended June 30, 2019 and 2018

General.    Net income was $805,000 for the three months ended June 30, 2019, or $0.13 per diluted share, a decrease of $201,000, or 20.0%, compared to net income of $1.0 million, or $0.16 per diluted share, for the three months ended June 30, 2018.  Net income for the three months ended June 30, 2019 primarily reflected a $235,000 increase in provision for loan losses, a $165,000 increase in non-interest expense, and a $111,000 decrease in non-interest income which was partially offset by a $276,000 increase in net interest income and a $34,000 decrease in income tax expense.

Interest Income.  Interest income increased by $685,000, or 13.0%, to $6.0 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in loan interest income.  Loan interest income increased by $723,000, or 16.3%, to $5.2 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase in the average balance of the loan portfolio of $42.9 million, or 11.4%, from $374.6 million for the three months ended June 30, 2018 to $417.4 million for the three months ended June 30, 2019.  The increase in the average balance of loans was primarily due to an increase in the average balance of commercial real estate and residential, one- to four-family real estate loans, partially offset by a decrease in the average balance of commercial business loans. The average yield on the loan portfolio increased from 4.75% for the three months ended June 30, 2018 to 4.95% for the three months ended June 30, 2019.  The increase in the average yield was primarily due to an increase in the volume of higher yielding commercial real estate loans and to a 50 basis points increase in the prime rate since June 30, 2018.

Other interest income decreased $32,000, or 18.9%, to $137,000 for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  The average balance of interest-earning deposits decreased by $17.5 million, or 44.3%, for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018, while the average yield increased to 2.49% for the three months ended June 30, 2019 from 1.71% for the three months ended June 30, 2018.  The decrease in the average balance of interest earning deposits was primarily due to the use of excess cash to fund loan originations. The average yield increase was primarily due to a 50 basis points increase in the federal funds sold rate since June 30, 2018.

Interest Expense.  Interest expense increased by $409,000, or 47.6%, to $1.3 million for the three months ended June 30, 2019 compared to $860,000 for the three months ended June 30, 2018.  Interest paid on deposits increased by $403,000, or 57.5%, to $1.1 million for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018. Interest expense on deposits was primarily impacted by a 55 and 35 basis points increase, respectively, in the average interest rates paid on time deposit and money market accounts as a result of the increase in short term interest rates resulting from increases in the fed funds rate and prime rate by the Federal Reserve since June 30, 2018 and increased competition for deposits. The increase was also due to a $23.2 million increase in average interest-bearing deposit balances for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The average balance of interest-bearing deposits for the three months ended June 30, 2019 was $392.3 million with an average rate of 1.13% compared to the average balance of deposits of $369.1 million and an average rate of 0.76% for the three months ended June 30, 2018.  The increase in average balance of interest-bearing deposits was primarily due to an increase in time deposits and money market accounts as a result of increased customer demand driven by volatility in interest rates as well as competition for funding.

Provision for Loan Losses.  A $350,000 provision to the allowance for loan losses was recorded during the three months ended June 30, 2019, which was a $235,000, or 204.4%, increase in comparison to the provision recorded during the three months ended June 30, 2018. The $350,000 provision recorded during the three months ended June 30, 2019 was primarily recorded to reflect inherent losses on new loans as a result of the 20.6% growth in the commercial real estate portfolio since March 31, 2019.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses.  The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

The second quarter 2019 provision reflected a net provision of $783,000 to reflect inherent losses in the commercial real estate portfolio, including commercial construction loans, as a result of organic growth during the quarter, as well as to reflect changes in relevant environmental and economic factors.  The quarterly provision also reflected a $281,000 net credit on the commercial business loan portfolio in order to reflect changes in criticized and classified commercial business loans and changes in environmental factors.  Additional net credits of $152,000 were posted to reflect changes in classified loans on the one- to four- family, home equity and consumer loan portfolios as well as to adjust the unallocated portion of the allowance primarily due to the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the three months ended June 30, 2018, the Company recorded a $115,000 provision to the allowance for loan losses.  The provision consisted of a $182,000 provision for commercial real estate loans, primarily due to a $10.6 million increase in the loan portfolio during the second quarter of 2018 to reflect inherent losses within the portfolio and to reflect an increase in reserves associated with impaired commercial real estate loans.  A $27,000 net provision for commercial business loans was recorded to reflect the downgrade of commercial business loans; which was partially offset for changes in the related environmental factors used to qualitatively assess inherent loan losses on commercial business loans. A  $90,000 credit for one-to four-family, home equity and commercial construction loans was recorded to reflect changes in the related environmental factors used to qualitatively assess inherent loan losses on one-to four-family and home equity loans and to reflect a $1.8 million decrease in the commercial – construction loan portfolio during the second quarter of 2018.Lastly a $4,000 unallocated credit to the provision for loan losses was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-interest Income. Non-interest income decreased by $111,000, or 16.9%, to $546,000 for the three months ended June 30, 2019, as compared to $657,000 for the three months ended June 30, 2018.  The decrease was primarily due to $61,000 of unrealized losses on a derivative contract, a $55,000 decrease in recoveries on previously impaired securities, a $12,000 decrease in service charges and fees and an $11,000 decrease in other income which were partially offset by a $37,000 increase in earnings on bank owned life insurance.

Non-interest Expenses.  Non-interest expenses increased by $165,000, or 4.4%, from $3.8 million for the three months ended June 30, 2018 to $3.9 million for the three months ended June 30, 2019.  Salary and employee benefits increased $103,000, or 5.1%, primarily due to annual salary increases, new hires and higher expenses related to retirement benefits, partially offset by lower expenses related to stock compensation awards.  Occupancy and equipment costs increased by $38,000, or 6.8%, primarily due to increases in software and technology maintenance costs, property taxes and building maintenance costs.  Advertising expenses increased by $25,000, or 14.8%, due to higher costs related to the development of marketing campaigns and sponsorships.  The increase in non-interest expenses was also due to increases in professional services and data processing costs. These increases were partially offset by a decrease in other expenses.

Income Taxes Expense.  Income tax expense decreased by $34,000, or 21.1%, from $161,000 for the three months ended June 30, 2018 to $127,000 for the three months ended June 30, 2019.  The income tax expense decrease was primarily due to a decrease in income before taxes.  The effective tax rate for the three months ended June 30, 2019 and 2018 was 13.6% and 13.8%, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2019 and 2018

General.    Net income was $1.7 million for the six months ended June 30, 2019, or $0.28 per diluted share, a decrease of $239,000, or 12.3%, compared to net income or $1.9 million, or $0.32 per diluted share, for the six months ended June 30, 2018.  Net income for the six months ended June 30, 2019 primarily reflected a $410,000 increase in non-interest expense, a $235,000 increase in provision for loan losses and a $112,000 decrease in non-interest income, which was partially offset by a $482,000 increase in net interest income and a $36,000 decrease in income tax expense.

Interest Income.  Interest income increased by $1.2 million, or 11.9%, to $11.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in loan interest income.  Loan interest income increased by $1.2 million, or 13.7%, to $10.0 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to an increase in the average balance of the loan portfolio of $34.5 million, or 9.3%, from $372.0 million for the six months ended June 30, 2018 to $406.5 million for the six months ended June 30, 2019.  The increase in the average balance of loans was primarily due to an increase in the average balance of commercial real estate loans, partially offset by a decrease in the average balance of commercial business loans. The average yield on the loan portfolio increased from 4.74% for the six months ended June 30, 2018 to 4.93% for the six months ended June 30, 2019.  The increase in the average yield was primarily due to an increase in the volume of higher yielding commercial real estate loans and to a 50 basis points increase in the prime rate since June 30, 2018.

Investment interest income increased $63,000, or 4.9%, to $1.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due to an increase in the average balance of the investment portfolio from $82.3 million for the six months ended June 30, 2018 to $85.3 million for the six months ended

June 30, 2019. The average yield on the investment portfolio increased four basis points from 3.10% for the six months ended June 30, 2018 to 3.14% for the six months ended June 30, 2019. The increase in the average balance and average yield of the investment portfolio was primarily due to the purchase of new securities, which was partially offset by paydowns received on lower yielding securities since June 30, 2018.

Other interest income decreased $30,000, or 10.6%, to $252,000 for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  The average balance of interest-earning deposits decreased by $14.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, while the average yield increased to 2.33% for the six months ended June 30, 2019 from 1.57% for the six months ended June 30, 2018.  The decrease in the average balance of interest earning deposits was primarily due to the use of excess cash to fund loan originations. The average yield increased primarily as a result of a 50 basis points increase in the fed funds rate since June 30, 2018.

Interest Expense.  Interest expense increased by $757,000, or 46.3%, to $2.4 million for the six months ended June 30, 2019 compared to $1.6 million for the six months ended June 30, 2018.  Interest paid on deposits increased by $758,000, or 57.5%, to $2.1 million for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018. Interest expense was primarily impacted by a 51 and 38 basis points increase, respectively, in the average interest rates paid on time deposit and money market accounts.  This increase was the result of increases in short term interest rates resulting from increases  in the fed funds rate and prime rate by the Federal Reserve since June 30, 2018 and increased competition for deposits. The increase was also due to a $23.6 million increase in average deposit balances for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The average balance of deposits for the six months ended June 30, 2019 was $386.0 million with an average rate of 1.08% compared to the average balance of deposits of $362.4 million and an average rate of 0.73% for the six months ended June 30, 2018. The increase in average balance of interest-bearing deposits was primarily due to an increase in time deposits and money market accounts as a result of increased customer demand driven by volatility in interest rates as well as competition for funding.

Provision for Loan Losses.  A $425,000 provision to the allowance for loan losses was recorded during the six months ended June 30, 2019, which was a $235,000, or 123.7%, increase in comparison to the provision recorded during the six months ended June 30, 2018. The $425,000 provision recorded during the six months ended June 30, 2019 was primarily recorded to reflect inherent losses on new loans as a result of the 27.5% growth in the commercial real estate portfolio since December 31, 2018.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses.  The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

The six months ended June 30, 2019 evaluation reflected an $884,000 net provision for commercial real estate and commercial construction loans, due to a 27.5% increase in the loan portfolio since December 31, 2018, to reflect inherent losses within the portfolio, and due to changes in the related environmental factors used to qualitatively assess inherent loan losses on commercial real estate and commercial construction loans as well as changes in historical loss experience; which was partially offset by a credit to reflect changes in criticized and classified commercial real estate loans during the six months ended June 30, 2019.  A $374,000 net credit was recorded on the commercial business loan portfolio to reflect changes in criticized and classified commercial business loans during the six months ended June 30, 2019, changes in the related environmental factors used to qualitatively assess inherent loan losses on commercial business loans and changes in the historical average net charge-off rate.  A $12,000 net credit to the provision was recorded for one-to four-family, home equity and consumer loans due to changes in the related environmental factors used to qualitatively assess inherent loan losses on these types of loans, partially offset by a provision to reflect a net increase in classified loans during the six months ended June 30, 2019.  Lastly, a $73,000 credit was recorded on the unallocated provision for loan losses, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the six months ended June 30, 2018, the Company recorded a $190,000 provision to the allowance for loan losses.  The provision included a $224,000 net provision for commercial real estate loans primarily due to a $14.2 million, or 11.5%, increase in the loan portfolio since December 31, 2017, to reflect inherent losses within the portfolio and to reflect a commercial real estate loan which became impaired during the six months ended June 30, 2018;  which was partially offset by a decrease in criticized and classified commercial real estate loans during the six months ended June 30, 2018.  A $113,000 net provision was recorded for commercial business loans to reflect increased reserves on criticized and classified commercial business loans, changes in the related environmental factors used to qualitatively assess inherent loan losses on commercial business loans and inherent risk associated with growth in commercial business loan originations of $2.1 million, or 7.6%, since December 31, 2017; which was partially offset by a credit to reflect a decrease in the historical average net charge-offs for this loan type over the last five years.  A $130,000 credit was recorded for one-to four-family, home equity, commercial construction, and consumer loans  due to changes in the related environmental factors used to qualitatively assess inherent loan losses and to reflect a decrease in the historical average net charge-offs for these loan types over the last five years, to reflect net recoveries recorded during the six months ended June 30, 2018 and to reflect a decrease in the commercial construction loan portfolio during the six months ended June 30, 2018.  Lastly, a $17,000 unallocated credit was recorded to the provision for loan losses, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-interest Income.  Non-interest income decreased by $112,000, or 9.0%, to $1.1 million for the six months ended June 30, 2019, as compared to $1.2 million for the six months ended June 30, 2018.  The decrease was primarily due to a $94,000 unrealized loss on a derivative contract, a $64,000 decrease in recoveries on previously impaired securities and a $42,000 decrease in service charges and fees, which were partially offset by a $72,000 increase in earnings on bank owned life insurance and a $21,000 increase in unrealized gains on equity securities.

Non-interest Expenses.  Non-interest expenses increased by $410,000, or 5.4%, from $7.5 million for the six months ended June 30, 2018 to $8.0 million for the six months ended June 30, 2019.  Salary and employee benefits increased $299,000, or 7.3%, primarily due to annual salary increases, new hires and higher expenses related to retirement benefits, partially offset by lower expenses related to stock compensation awards.  Occupancy and equipment costs increased by $75,000, or 6.5%, primarily due to increases in software and technology maintenance costs, property taxes and building maintenance costs.  Advertising expenses increased by $30,000, or 9.3%, due to higher costs related to the development of marketing campaigns and sponsorships. The increase in non-interest expenses was also due to increases in professional services and data processing costs. These increases were partially offset by a decrease in other expenses.

Income Taxes Expense.  Income tax expense decreased by $36,000, or 11.5%, from $314,000 for the six months ended June 30, 2018 to $278,000 for the six months ended June 30, 2019.  The income tax expense decrease was primarily due to a decrease in income before taxes.  The effective tax rate for the six months ended June 30, 2019 and 2018 was 14.0% and 13.9%, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, fed funds balances, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, interest earning deposits at other financial institutions and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of June 30, 2019, the maximum amount that we can borrow from the FHLBNY was $111.0 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At June 30, 2019, we had outstanding advances under this agreement of $29.7 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.6 million and a fair value of $10.9 million as of June 30, 2019. There were no balances outstanding with the Federal Reserve Bank at June 30, 2019. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of June 30, 2019.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the six months ended June 30, 2019, we originated loans of approximately $88.0 million as compared to approximately $54.9 million of loans originated during the six months ended June 30, 2018. Loan originations exceeded principal repayments and other deductions during the first six months of 2019 by $48.5 million. We did not purchase any investment securities during the six months ended June 30, 2019. Purchases of investment securities totaled $10.1 million during the six months ended June 30, 2018. These activities were funded primarily through deposit growth, principal payments received on loans and securities, borrowings and cash reserves.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $457.5 million at June 30, 2019, as compared to $432.5 million at December 31, 2018. The increase in total deposits was in time deposits and net core deposits primarily due to increased customer demand for these products as a result of interest rate volatility and a competitive rate environment. Approximately $73.7 million of time deposit accounts are scheduled to mature within one year as of June 30, 2019. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

As of June 30, 2019, as shown in the table below, the Bank’s Tier 1 and risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions, as determined by the Office of the Comptroller of the Currency (the “OCC”), our primary regulator.

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

At June 30, 2019	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 ("CET1") capital (to risk-weighted assets)	17.45%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	17.45%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	18.34%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	13.38%	>=	4.00%	>=	5.00%
At December 31, 2018	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CET 1 capital (to risk-weighted assets)	19.70%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	19.70%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	20.59%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	13.99%	>=	4.00%	>=	5.00%

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2019, the Bank's capital conservation buffer was 10.34% exceeding the minimum of 2.50% for 2019.

Off-Balance Sheet Arrangements

Other than loan commitments and an interest rate swap agreement that is not designated as a hedging instrument, as noted above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 7 in the Notes to our Consolidated Financial Statements for a summary of loan commitments outstanding as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended June 30, 2019:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

April 1 through April 30, 2019	22,500	$15.59	22,500	38,390
May 1 through May 31, 2019	6,400	15.05	6,400	31,990
June 1 through June 30, 2019	15,000	15.04	15,000	16,990
Total	43,900	$15.32	43,900	16,990
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

LAKE SHORE BANCORP, INC.
(Registrant)

August 13, 2019	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2019	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial Officer)

August 13, 2019	By:	/s/ Steven W. Schiavone
Steven W. Schiavone
Controller
(Principal Accounting Officer)