Form 10-Q
period 2019-09-30
LAKE SHORE BANCORP, INC.
filed 2019-11-13
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

Yes  [  ]        No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,943,173 shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 8, 2019.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2019	2018
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$9,838	$8,880
Interest earning deposits	10,720	3,244
Federal funds sold	-	18,627
Cash and Cash Equivalents	20,558	30,751
Securities available for sale	75,093	86,193
Federal Home Loan Bank stock, at cost	2,055	1,545
Loans receivable, net of allowance for loan losses 2019 $4,141; 2018 $3,448	462,993	392,471
Premises and equipment, net	9,321	9,417
Accrued interest receivable	2,236	1,913
Bank owned life insurance	21,839	21,469
Other assets	2,720	1,949
Total Assets	$596,815	$545,708
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$406,574	$377,131
Non-interest bearing	64,701	55,327
Total Deposits	471,275	432,458
Long-term debt	34,650	24,650
Advances from borrowers for taxes and insurance	1,735	3,134
Other liabilities	6,696	5,662
Total Liabilities	$514,356	$465,904
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,949,673 shares outstanding at September 30, 2019 and 6,827,741 shares issued and 6,004,664 shares outstanding at December 31, 2018	$68	$68
Additional paid-in capital	31,042	30,916
Treasury stock, at cost (886,841 shares at September 30, 2019 and 823,077 shares at December 31, 2018)	(9,802)	(8,805)
Unearned shares held by ESOP	(1,385)	(1,449)
Unearned shares held by compensation plans	(71)	(200)
Retained earnings	61,038	59,145
Accumulated other comprehensive income	1,569	129
Total Stockholders' Equity	82,459	79,804
Total Liabilities and Stockholders' Equity	$596,815	$545,708

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$5,653	$4,663	$15,676	$13,480
Investment securities, taxable	278	267	863	753
Investment securities, tax-exempt	328	403	1,082	1,193
Other	60	157	312	439
Total Interest Income	6,319	5,490	17,933	15,865
Interest Expense
Deposits	1,173	783	3,249	2,101
Short-term borrowings	33	-	46	-
Long-term debt	142	134	409	413
Other	18	38	55	77
Total Interest Expense	1,366	955	3,759	2,591
Net Interest Income	4,953	4,535	14,174	13,274
Provision for Loan Losses	300	125	725	315
Net Interest Income after Provision for Loan Losses	4,653	4,410	13,449	12,959
Non-Interest Income
Service charges and fees	473	457	1,345	1,371
Earnings on bank owned life insurance	128	103	370	273
Unrealized gain (loss) on equity securities	22	(5)	57	9
Unrealized (loss) gain on interest rate swap	(15)	16	(109)	16
Recovery on previously impaired investment securities	13	34	39	124
Net gain on sale of loans	27	4	29	10
Other	21	20	73	73
Total Non-Interest Income	669	629	1,804	1,876
Non-Interest Expenses
Salaries and employee benefits	2,111	2,083	6,509	6,182
Occupancy and equipment	632	587	1,855	1,735
Data processing	346	337	1,022	1,000
Professional services	239	237	735	716
Advertising	168	151	520	473
Postage and supplies	58	71	181	189
FDIC Insurance	1	40	71	114
Other	364	331	976	968
Total Non-Interest Expenses	3,919	3,837	11,869	11,377
Income before Income Taxes	1,403	1,202	3,384	3,458
Income Tax Expense	191	144	469	458
Net Income	$1,212	$1,058	$2,915	$3,000
Basic and diluted earnings per common share	$0.20	$0.17	$0.48	$0.49
Dividends declared per share	$0.12	$0.10	$0.36	$0.30

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,
	2019	2018
	(Unaudited)
	(Dollars in thousands)
Net Income	$1,212	1,058
Other Comprehensive Income (Loss), net of tax expense (benefit):
Unrealized holding gains (losses) on securities available for sale, net of tax expense (benefit)	207	(467)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(10)	(27)
Total Other Comprehensive Income (Loss)	197	(494)
Total Comprehensive Income	$1,409	$564

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
	(Dollars in thousands)
Net Income	$2,915	$3,000
Other Comprehensive Income (Loss), net of tax expense (benefit):
Unrealized holding gains (losses) on securities available for sale, net of tax expense (benefit)	1,471	(1,444)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(31)	(98)
Total Other Comprehensive Income (Loss)	1,440	(1,542)
Total Comprehensive Income	$4,355	$1,458

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, June 30, September 30, 2019 and 2018 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income (Loss)	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2018	$68	$30,719	$(7,309)	$(1,535)	$(540)	$56,181	$791	$78,375
Net income	-	-	-	-	-	936	-	936
Other comprehensive loss, net of tax benefit of $185	-	-	-	-	-	-	(697)	(697)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	-	-	-	-	-	(156)	156	-
ESOP shares earned (1,984 shares)	-	12	-	21	-	-	-	33
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (5,285 shares)	-	-	50	-	(50)	-	-	-
Compensation plan shares forfeited (9,638 shares)	-	-	(91)	-	91	-	-	-
Compensation plan shares earned (6,613 shares)	-	24	-	-	70	-	-	94
Purchase of treasury stock, at cost (20,000 shares)	-	-	(329)	-	-	-	-	(329)
Cash dividends declared ($0.10 per share)	-	-	-	-	-	(230)	-	(230)
Balance - March 31, 2018	$68	$30,766	$(7,679)	$(1,514)	$(429)	$56,731	$250	$78,193

Balance - April 1, 2018	$68	$30,766	$(7,679)	$(1,514)	$(429)	$56,731	$250	$78,193
Net income	-	-	-	-	-	1,006	-	1,006
Other comprehensive loss, net of tax benefit of $94	-	-	-	-	-	-	(351)	(351)
ESOP shares earned (1,983 shares)	-	12	-	22	-	-	-	34
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (44 shares)	-	-	1	-	(1)	-	-	-
Compensation plan shares earned (7,329 shares)	-	30	-	-	77	-	-	107
Purchase of treasury stock, at cost (14,300 shares)	-	-	(243)	-	-	-	-	(243)
Cash dividends declared ($0.10 per share)	-	-	-	-	-	(228)	-	(228)
Balance - June 30, 2018	$68	$30,819	$(7,921)	$(1,492)	$(353)	$57,509	$(101)	$78,529

Balance - July 1, 2018	$68	$30,819	$(7,921)	$(1,492)	$(353)	$57,509	$(101)	$78,529
Net income	-	-	-	-	-	1,058	-	1,058
Other comprehensive loss, net of tax benefit of $131	-	-	-	-	-	-	(494)	(494)
ESOP shares earned (1,984 shares)	-	12	-	21	-	-	-	33
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares forfeited (795 shares)	-	-	(8)	-	2	-	-	(6)
Compensation plan shares earned (7,424 shares)	-	28	-	-	78	-	-	106
Purchase of treasury stock, at cost (12,100 shares)	-	-	(208)	-	-	-	-	(208)
Cash dividends declared ($0.10 per share)	-	-	-	-	-	(228)	-	(228)
Balance - September 30, 2018	$68	$30,870	$(8,137)	$(1,471)	$(273)	$58,339	$(595)	$78,801

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income (Loss)	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2019	$68	$30,916	$(8,805)	$(1,449)	$(200)	$59,145	$129	$79,804
Net income	-	-	-	-	-	898	-	898
Other comprehensive income, net of tax expense of $167	-	-	-	-	-	-	628	628
Cumulative effect of adoption of ASU 2016-02 Leases (Topic 842) (net of $2 tax benefit effect)	-	-	-	-	-	(10)	-	(10)
ESOP shares earned (1,984 shares)	-	10	-	21	-	-	-	31
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (5,186 shares)	-	-	49	-	(49)	-	-	-
Compensation plan shares earned (5,518 shares)	-	18	-	-	60	-	-	78
Purchase of treasury stock, at cost (7,300 shares)	-	-	(111)	-	-	-	-	(111)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(267)	-	(267)
Balance - March 31, 2019	$68	$30,955	$(8,867)	$(1,428)	$(189)	$59,766	$757	$81,062

Balance - April 1, 2019	$68	$30,955	$(8,867)	$(1,428)	$(189)	$59,766	$757	$81,062
Net income	-	-	-	-	-	805	-	805
Other comprehensive income, net of tax expense of $164	-	-	-	-	-	-	615	615
ESOP shares earned (1,983 shares)	-	6	-	21	-	-	-	27
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares forfeited (760 shares)	-	-	(8)	-	8	-	-	-
Compensation plan shares earned (6,107 shares)	-	23	-	-	58	-	-	81
Purchase of treasury stock, at cost (43,900 shares)	-	-	(672)	-	-	-	-	(672)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(265)	-	(265)
Balance - June 30, 2019	$68	$30,995	$(9,547)	$(1,407)	$(123)	$60,306	$1,372	$81,664

Balance - July 1, 2019	$68	$30,995	$(9,547)	$(1,407)	$(123)	$60,306	$1,372	$81,664
Net income	-	-	-	-	-	1,212	-	1,212
Other comprehensive income, net of tax expense of $52	-	-	-	-	-	-	197	197
Stock options exercised (17,773 shares)	-	6	-	-	-	-	-	6
ESOP shares earned (1,984 shares)	-	11	-	22	-	-	-	33
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares earned (4,277 shares)	-	19	-	-	52	-	-	71
Purchase of treasury stock, at cost (16,990 shares)	-	-	(255)	-	-	-	-	(255)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(480)	-	(480)
Balance - September 30, 2019	$68	$31,042	$(9,802)	$(1,385)	$(71)	$61,038	$1,569	$82,459

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,915	$3,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	38	66
Net amortization of deferred loan costs	436	423
Provision for loan losses	725	315
Recovery on previously impaired investment securities	(39)	(124)
Unrealized gain on equity securities	(57)	(9)
Unrealized loss (gain) on interest rate swap	109	(16)
Originations of loans held for sale	(1,274)	(777)
Proceeds from sales of loans held for sale	1,303	787
Gain on sale of loans held for sale	(29)	(10)
Depreciation and amortization	600	579
Increase in bank owned life insurance, net	(370)	(273)
ESOP shares committed to be released	91	100
Stock based compensation expense	263	334
Increase in accrued interest receivable	(323)	(243)
(Increase) Decrease in other assets	(267)	10
Increase (Decrease) in other liabilities	194	(323)
Net Cash Provided by Operating Activities	4,315	3,839
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Maturities, prepayments and calls	12,981	6,215
Purchases	-	(10,826)
Purchases of Federal Home Loan Bank Stock	(510)	(20)
Redemptions of Federal Home Loan Bank Stock	-	106
Loan origination and principal collections, net	(71,846)	(25,426)
Additions to premises and equipment	(507)	(589)
Purchase of bank owned life insurance	-	(1,750)
Net Cash Used in Investing Activities	(59,882)	(32,290)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	38,817	30,748
Net decrease in advances from borrowers for taxes and insurance	(1,399)	(1,375)
Proceeds from issuance of long-term debt	14,050	1,500
Repayment of long-term debt	(4,050)	(3,800)
Proceeds from stock options exercised	6	-
Purchase of treasury stock	(1,038)	(780)
Cash dividends paid	(1,012)	(686)
Net Cash Provided by Financing Activities	45,374	25,607
Net Decrease in Cash and Cash Equivalents	(10,193)	(2,844)
CASH AND CASH EQUIVALENTS - BEGINNING	30,751	40,913
CASH AND CASH EQUIVALENTS - ENDING	$20,558	$38,069
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,752	$2,564
Income taxes paid	$530	$477
Right of Use Asset Recognized	$904	$-
Right of Use Liability Recognized	$916	$-

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$165	$1,495

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

The interim consolidated financial statements included herein as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The consolidated statements of income for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2019.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of September 30, 2019 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

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

The Company has made an accounting policy election to not apply the recognition requirements in Topic 842 to short-term leases. The Company has also elected to use the practical expedient to make an accounting policy election for property leases to include both lease and non-lease components as a single component and account for it as a lease.

The Company’s leases are not complex; therefore there were no significant assumptions or judgements made in applying the requirements of Topic 842, including the determination of whether the contracts contained a lease, the allocation of consideration in the contracts between lease and non-lease components, and the determination of the discount rates for the leases.

Note 2 – New Accounting Standards

Impact of Adoption of Recent Accounting Standards

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) on January 1, 2019.  ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated statements of financial condition for leases with lease terms of more than 12 months.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of income. ASU 2016-02 provides for a modified retrospective transition approach basis to record the impact of adopting ASU 2016-02 on financial statements. The modified retrospective transition approach allows the lessee to recognize and measure leases on the consolidated statements of financial condition at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to recognize and measure leases on the consolidated statements of financial condition at the beginning of the period of adoption presented in our financial statements, or January 1, 2019, and will not restate prior periods.  Adoption of ASU 2016-02 resulted in the recognition of lease liabilities totaling $916,000 and the recognition of ROU assets totaling $904,000 as of the date of adoption. Lease liabilities and ROU assets are reflected in other liabilities and other assets, respectively. The initial gross up upon adoption was primarily related to operating leases of certain real estate properties. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are leases or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. The most significant effects of adoption relate to the recognition of new ROU assets and lease liabilities on our consolidated statements of financial condition for two operating leases related to branch office space; and providing additional new disclosures about the Company’s leasing activities. The Company does not expect a significant change in its leasing activities due to the adoption of ASU 2016-02. Upon adoption of ASU 2016-02, the Company recognized a cumulative effect adjustment to beginning retained earnings of $10,000. Refer to Note 6  for more information related to the adoption of ASU 2016-02.

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

Accounting Standards to be Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments”  (“ASU 2016-13”).  ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model).  Under the CECL model entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.  Further, ASU 2016-13 made certain targeted amendments to the existing impairment standards for available for sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has determined its data requirements and is developing its methodologies for calculating the expected credit losses under ASU 2016-13 which has allowed the Company to run parallel loss reserve calculations. Data integrity associated with these methodologies is being reviewed and enhancements to the current process are being considered.  We expect that the new guidance will result in an increase to the allowance for loan losses given that the allowance will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss under the current accounting standard.  The extent of this increase is still being evaluated.  We are also reviewing the impact of additional disclosures required under ASU 2016-13 on our ongoing financial reporting procedures.

ASU 2016-13 was originally effective for public companies that are U.S. Securities and Exchange Commission (“SEC”) filers for fiscal periods beginning after December 15, 2019, including interim reporting periods within those periods.  In August 2019, the FASB issued a proposed accounting standard update to put forward staggered effective dates for certain accounting standards, including ASU 2016-13.  The FASB has proposed an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.   For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies).  The FASB approved this proposed update on October 16, 2019 and expects to issue a final ASU in mid-November.  The Company is currently a smaller reporting company, and once the final ASU is in place,  the Company’s expected adoption date for ASU 2016-13 would change from fiscal years beginning after December 15, 2019 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years..

Note 3 – Investment Securities

Debt Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. Government Agencies	$2,011	$175	$-	$2,186
Municipal bonds	36,504	928	-	37,432
Mortgage-backed securities:
Collateralized mortgage obligations-private label	24	1	-	25
Collateralized mortgage obligations-government sponsored entities	28,826	523	(144)	29,205
Government National Mortgage Association	170	14	-	184
Federal National Mortgage Association	2,050	82	-	2,132
Federal Home Loan Mortgage Corporation	3,407	171	-	3,578
Asset-backed securities-private label	-	235	-	235
Asset-backed securities-government sponsored entities	34	2	-	36
Total Debt Securities	$73,026	$2,131	$(144)	$75,013
Equity Securities	23	57	-	80
Total Securities Available for Sale	$73,049	$2,188	$(144)	$75,093

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. Government Agencies	$2,012	$-	$(51)	$1,961
Municipal bonds	44,546	521	(125)	44,942
Mortgage-backed securities:
Collateralized mortgage obligations-private label	27	-	-	27
Collateralized mortgage obligations-government sponsored entities	32,987	152	(686)	32,453
Government National Mortgage Association	191	8	-	199
Federal National Mortgage Association	2,367	41	(23)	2,385
Federal Home Loan Mortgage Corporation	3,833	64	(9)	3,888
Asset-backed securities-private label	-	270	-	270
Asset-backed securities-government sponsored entities	43	1	-	44
Total Debt Securities	$86,006	$1,057	$(894)	$86,169
Equity Securities	22	2	-	24
Total Securities Available for Sale	$86,028	$1,059	$(894)	$86,193

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At September 30, 2019 and December 31, 2018, thirty-two municipal bonds with a cost of $10.0 million and $11.0 million, respectively, and fair value of $10.3 million and $11.2 million, respectively, were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. In addition, at September 30, 2019 and December 31, 2018, twenty-two municipal bonds with a cost of $5.7 million and $5.6 million, respectively, and fair value of $5.9 million and $5.6 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in debt securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(Dollars in thousands)
September 30, 2019
Mortgage-backed securities	$450	(3)	$11,498	$(141)	$11,948	$(144)

December 31, 2018
U.S. Government Agencies	$-	$-	$1,961	$(51)	$1,961	$(51)
Municipal bonds	1,531	(5)	4,299	(120)	5,830	(125)
Mortgage-backed securities	736	(5)	23,065	(713)	23,801	(718)
	$2,267	$(10)	$29,325	$(884)	$31,592	$(894)

The Company reviews all investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly.

At September 30, 2019, the Company had one security in the “unrealized losses less than twelve months ” category and 24 securities in the “unrealized losses twelve months or more” category. Management has the intent and ability to hold these securities until maturity. Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased.

The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive income (loss), net of tax expense (benefit) on the Company’s Consolidated Statements of Stockholders’ Equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Beginning balance	$347	$435
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(39)	(67)
Ending balance	$308	$368

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the nine months ended September 30, 2019 and 2018, the Company did not sell any available for sale debt securities.

Equity Securities

At September 30, 2019 and December 31, 2018, available for sale equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended September 30, 2019 and 2018, the Company recognized an unrealized gain of $22,000 and an unrealized loss of $5,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. During the nine months ended September 30, 2019 and 2018, the Company recognized an unrealized gain of $57,000 and $9,000, respectively. There were no sales of equity securities during the nine months ended September 30, 2019.

Scheduled contractual maturities of available for sale securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
September 30, 2019:
Less than one year	$360	$361
After one year through five years	7,634	7,734
After five years through ten years	16,629	16,890
After ten years	13,892	14,633
Mortgage-backed securities	34,477	35,124
Asset-backed securities	34	271
Equity securities	23	80
	$73,049	$75,093

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

The following tables summarize the activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of September 30, 2019 and December 31, 2018:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2019
Allowance for Loan Losses:
Balance – July 1, 2019	$389	$144	$2,777	$379	$133	$30	$11	$3,863
Charge-offs	(2)	-	(10)	-	-	(13)	-	(25)
Recoveries	-	-	1	-	-	2	-	3
Provision (Credit)	(4)	(9)	122	60	104	7	20	300
Balance – September 30, 2019	$383	$135	$2,890	$439	$237	$26	$31	$4,141

Balance – January 1, 2019	$471	$91	$2,020	$250	$507	$25	$84	$3,448
Charge-offs	(2)	(4)	(10)	-	-	(34)	-	(50)
Recoveries	8	1	3	-	-	6	-	18
Provision (Credit)	(94)	47	877	189	(270)	29	(53)	725
Balance – September 30, 2019	$383	$135	$2,890	$439	$237	$26	$31	$4,141
Ending balance: individually evaluated for impairment	$-	$-	$30	$-	$15	$-	$-	$45
Ending balance: collectively evaluated for impairment	$383	$135	$2,860	$439	$222	$26	$31	$4,096

Gross Loans Receivable (1):
Ending balance	$157,051	$45,083	$202,360	$32,477	$25,596	$1,092	$-	$463,659
Ending balance: individually evaluated for impairment	$171	$-	$235	$-	$30	$-	$-	$436
Ending balance: collectively evaluated for impairment	$156,880	$45,083	$202,125	$32,477	$25,566	$1,092	$-	$463,223

(1)	Gross Loans Receivable does not include allowance for loan losses of $(4,141) or deferred loan costs of $3,475.
(2)	Includes one- to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total

	(Dollars in thousands)
September 30, 2018
Allowance for Loan Losses:
Balance – July 1, 2018	$440	$86	$1,887	$329	$658	$30	$44	$3,474
Charge-offs	(23)	-	(181)	-	-	(9)	-	(213)
Recoveries	-	-	-	-	-	2	-	2
Provision (Credit)	18	2	249	(80)	(48)	2	(18)	125
Balance – September 30, 2018	$435	$88	$1,955	$249	$610	$25	$26	$3,388

Balance – January 1, 2018	$511	$122	$1,663	$347	$544	$35	$61	$3,283
Charge-offs	(23)	-	(181)	-	-	(32)	-	(236)
Recoveries	18	1	-	-	1	6	-	26
Provision (Credit)	(71)	(35)	473	(98)	65	16	(35)	315
Balance – September 30, 2018	$435	$88	$1,955	$249	$610	$25	$26	$3,388

(1)	Includes one– to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2018
Allowance for Loan Losses:
Balance – December 31, 2018	$471	$91	$2,020	$250	$507	$25	$84	$3,448
Ending balance: individually evaluated for impairment	$-	$-	$30	$-	$-	$-	$-	$30
Ending balance: collectively evaluated for impairment	$471	$91	$1,990	$250	$507	$25	$84	$3,418

Gross Loans Receivable (1):
Ending Balance	$155,024	$41,830	$150,475	$22,252	$21,825	$1,156	$-	$392,562
Ending balance: individually evaluated for impairment	$178	$-	$382	$-	$-	$-	$-	$560
Ending balance: collectively evaluated for impairment	$154,846	$41,830	$150,093	$22,252	$21,825	$1,156	$-	$392,002

(1)	Gross Loans Receivable does not include allowance for loan losses of $(3,448) or deferred loan costs of $3,357.
(2)	Includes one- to four-family construction loans.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Nine Months Ended
	At September 30, 2019			September 30, 2019
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$171	$171	$-	$175	$7
Commercial real estate(1)	-	-	-	35	-
Total impaired loans with no related allowance	171	171	-	210	7

With an allowance recorded:
Commercial real estate	235	235	30	280	8
Commercial loans	30	30	15	32	1
Total impaired loans with an allowance	265	265	45	312	9

Total of impaired loans:
Residential, one- to four-family	171	171	-	175	7
Commercial real estate	235	235	30	315	8
Commercial loans	30	30	15	32	1
Total impaired loans	$436	$436	$45	$522	$16

(1)This loan was paid off during the nine months ended September 30, 2019.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2018			December 31, 2018
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$178	$178	$-	$180	$12
Home equity (1)	-	-	-	17	-
Commercial real estate	134	134	-	356	-
Commercial loans	-	-	-	59	1
Total impaired loans with no related allowance	312	312	-	612	13

With an allowance recorded:
Commercial real estate (2)	248	248	30	1,249	4
Total impaired loans with an allowance	248	248	30	1,249	4

Total of impaired loans:
Residential, one- to four-family	178	178	-	180	12
Home equity	-	-	-	17	-
Commercial real estate	382	382	30	1,605	4
Commercial loans	-	-	-	59	1
Total impaired loans	$560	$560	$30	$1,861	$17

(1)These loans were either paid off or foreclosed upon during the year ended December 31, 2018.

(2)Two commercial real estate loans with a combined recorded investment of $1.4 million and a related allowance of $60,000 were foreclosed upon during the year ended December 31, 2018.

The following tables provide an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
September 30, 2019:
Real Estate Loans:
Residential, one- to four-family(1)	$1,492	$587	$1,230	$3,309	$153,742	$157,051	$2,342
Home equity	296	-	626	922	44,161	45,083	665
Commercial	-	-	235	235	202,125	202,360	235
Construction - Commercial	-	-	-	-	32,477	32,477	-
Other Loans:
Commercial	186	-	-	186	25,410	25,596	53
Consumer	-	1	5	6	1,086	1,092	5
Total	$1,974	$588	$2,096	$4,658	$459,001	$463,659	$3,300

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2018:
Real Estate Loans:
Residential, one- to four-family(1)	$851	$342	$1,361	$2,554	$152,470	$155,024	$2,310
Home equity	211	187	333	731	41,099	41,830	337
Commercial	76	-	306	382	150,093	150,475	382
Construction - Commercial	-	-	-	-	22,252	22,252	-
Other Loans:
Commercial	-	-	15	15	21,810	21,825	15
Consumer	5	-	-	5	1,151	1,156	-
Total	$1,143	$529	$2,015	$3,687	$388,875	$392,562	$3,044

(1)	Includes one- to four-family construction loans.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the nine month periods ended September 30, 2019 and 2018 was $107,000 and $205,000, respectively.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of September 30, 2019 and December 31, 2018:

	Pass/ Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
September 30, 2019
Real Estate Loans:
Residential, one- to four-family(1)	$154,589	$-	$2,462	$-	$-	$157,051
Home equity	44,162	-	921	-	-	45,083
Commercial	200,055	1,456	849	-	-	202,360
Construction - Commercial	32,477	-	-	-	-	32,477
Other Loans:
Commercial	25,543	-	53	-	-	25,596
Consumer	1,086	-	6	-	-	1,092
Total	$457,912	$1,456	$4,291	$-	$-	$463,659

	Pass/ Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2018
Real Estate Loans:
Residential, one- to four-family(1)	$152,039	$-	$2,985	$-	$-	$155,024
Home equity	41,346	-	484	-	-	41,830
Commercial	148,149	376	1,950	-	-	150,475
Construction - Commercial	22,252	-	-	-	-	22,252
Other Loans:
Commercial	20,722	61	1,042	-	-	21,825
Consumer	1,153	-	3	-	-	1,156
Total	$385,661	$437	$6,464	$-	$-	$392,562

(1)	Includes one- to four-family construction loans.

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At September 30, 2019
Real Estate Loans:
Residential, one- to four-family	5	$171	1	$30	4	$141	-	$-

At December 31, 2018
Real Estate Loans:
Residential, one- to four-family	5	$178	1	$34	4	$144	1	$34

No additional loan commitments were outstanding to these borrowers at September 30, 2019 and December 31, 2018.

There were no loans restructured and classified as TDRs during the three and nine month periods ended September 30, 2019 and 2018.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $770,000 and $678,000 at September 30, 2019 and December 31, 2018, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.2 million and $1.1 million at September 30, 2019 and December 31, 2018, respectively.

Note 5 – Borrowings

At September 30, 2019 and December 31, 2018, the Company had no short-term borrowings.

At September 30, 2019 and December 31, 2018, the Company had written agreements with the Federal Home Loan Bank of New York (“FHLBNY”) which allows it to borrow up to the maximum lending values designated by the type of collateral pledged. There have been no significant changes to these agreements since December 31, 2018.

Long-term debt from the FHLBNY and related contractual maturities consisted of the following:

	Weighted Average Interest Rate		Amount Outstanding
Maturity	At September 30, 2019	At December 31, 2018	At September 30, 2019	At December 31, 2018
			(Dollars in thousands)

2019	1.91%	1.96%	$2,200	$6,250
2020	2.09%	2.09%	6,100	6,100
2021	2.30%	2.30%	7,800	7,800
2022	2.18%	2.18%	2,000	2,000
2023	2.48%	2.36%	3,550	2,500
2024	1.73%	-	13,000	-
	2.04%	2.16%	$34,650	$24,650

Note 6  – Leases

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

The Company leases certain branch offices under operating or finance leases.   Certain lease arrangements contain extension options which are typically for 5 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of September 30, 2019, operating lease ROU assets and liabilities were $808,000 and $830,000, respectively.

Operating lease costs that were recorded in occupancy and equipment expense on the consolidated statements of income for the three months ended September 30, 2019 and 2018 were $38,000 and $34,000, respectively.  Operating lease costs for the nine months ended September 30, 2019 and 2018, were $114,000 and $103,000, respectively.

There were no sale and leaseback transactions, leveraged leases, lease transactions with related parties or leases that had not yet commenced during the nine months ended September 30, 2019.

The table below summarizes information related to our lease liabilities at or for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
(in thousands, except for percent and period data)	2019	2018

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$103	$103
Operating cash flows from finance leases	95	90

Weighted-average remaining lease term, operating leases, in years	5.8	1.1
Weighted-average discount rate – operating leases	2.61%	N/A

The Company has one long-term finance lease agreement for a branch location that was not impacted by the adoption of ASU 2016-02. The outstanding balance of the finance lease (included in other liabilities) at September 30, 2019 and December 31, 2018 was $757,000 and $797,000, respectively, with a weighted-average discount rate of 9.22%. The remaining term of this lease is 9.0 years. The asset related to this finance lease is included in premises and equipment and consists of the cost of $1.1 million less accumulated depreciation of approximately $580,000 and $548,000 at September 30, 2019 and December 31, 2018, respectively.

The table below summarizes the maturity of remaining lease liabilities as of September 30, 2019:

	Operating	Finance
	Leases	Lease
	(Dollars in thousands)
2019	$34	$32
2020	145	126
2021	157	126
2022	157	126
2023	157	131
2024 and thereafter	247	612
Total Lease Payments	$897	$1,153
Less: Amounts representing interest	(67)	(396)
Present value of lease liabilities	$830	$757

Note 7  – Earnings per Share

Earnings per share was calculated for the three and nine months ended September 30, 2019 and 2018, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), unearned shares held by the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan (“RRP”), and unearned shares held by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended September 30,
	2019	2018
Numerator – net income	$1,212,000	$1,058,000
Denominator:
Basic weighted average shares outstanding	5,987,857	6,074,753
Increase in weighted average shares outstanding due to:
Stock options	-	14,276
Diluted weighted average shares outstanding (1)	5,987,857	6,089,029

Earnings per share:
Basic	$0.20	$0.17
Diluted	$0.20	$0.17

	Nine Months Ended September 30,
	2019	2018
Numerator – net income	$2,915,000	$3,000,000
Denominator:
Basic weighted average shares outstanding	6,011,070	6,086,216
Increase in weighted average shares outstanding due to:
Stock options	-	13,462
Diluted weighted average shares outstanding (1)	6,011,070	6,099,678

Earnings per share:
Basic	$0.48	$0.49
Diluted	$0.48	$0.49

(1)

Stock options to purchase 64,547 shares under the Company’s 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 for each plan were outstanding during the three and nine month periods ended September 30, 2019, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 8  – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at September 30, 2019 and December 31, 2018. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	September 30,	December 31,
	2019	2018
	(Dollars in thousands)

Commitments to grant loans	$27,596	$41,901
Unfunded commitments under lines of credit	$59,081	$52,371

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

Note 9  – Stock-based Compensation

As of September 30, 2019, the Company had four stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $115,000 and $144,000 for the three months ended September 30, 2019 and 2018, respectively. The compensation cost that has been recorded for the nine months ended September 30, 2019 and 2018 was $354,000 and $434,000, respectively.

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

A summary of the status of the Stock Option Plan during the nine months ended September 30, 2019 and 2018 is presented below:

:

	September 30, 2019			September 30, 2018
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	82,321	$12.98		82,321	$12.98
Granted	-	-		-	-
Exercised	(17,773)	7.88		-	-
Outstanding at end of period	64,548	$14.38	7.1 years	82,321	$12.98	6.6 years

Options exercisable at end of period	25,818	$14.38	7.1 years	30,681	$10.61	6.6 years

Fair value of options granted		$-			$-

At September 30, 2019, stock options outstanding had an intrinsic value of $11,000 and there were no remaining options available for grant under the Stock Option Plan. There were 17,773 stock options exercised during the nine months ended September 30, 2019. There were no stock options exercised during the nine months ended September 30, 2018. Compensation expense related to the Stock Option Plan for the three month period ended September 30, 2019 and 2018 was $8,000. Compensation expense related to the Stock Option Plan for the nine month period ended September 30, 2019 and 2018 was $25,000. At September 30, 2019, $70,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of 25 months.

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

As of September 30, 2019, there were 113,752 shares vested or distributed to eligible participants under the RRP. Compensation expense amounted to $14,000 and $23,000 for the three months ended September 30, 2019 and 2018, respectively. Compensation expense amounted to $58,000 and $67,000 for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, $49,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 25 months.

A summary of the status of unvested shares under the RRP for the nine months ended September 30, 2019 and 2018 is as follows:

	2019	Weighted Average Grant Price (per Share)	2018	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	10,188	$13.27	17,119	$13.06
Granted	-	-	-	-
Vested	(4,915)	12.17	(4,914)	12.17
Unvested shares outstanding at end of period	5,273	$14.30	12,205	$13.42

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

The Board of Directors granted restricted stock awards under the EIP during the nine months ended September 30, 2019 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 6, 2019	5,186	100% on December 13, 2019	$15.89	Non-employee directors

A summary of the status of unvested restricted stock awards under the EIP for the nine months ended September 30, 2019 and 2018 is as follows:

	2019	Weighted Average Grant Price (per Share)	2018	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	25,321	$15.28	42,915	$14.40
Granted	5,186	15.89	5,329	17.00
Vested	(4,213)	12.16	(4,213)	12.16
Forfeited	(760)	15.90	(795)	14.85
Unvested shares outstanding at end of period	25,534	$15.90	43,236	$14.93

As of September 30, 2019, there were 58,138 shares of restricted stock that vested or was distributed to eligible participants under the EIP. Compensation expense related to unvested restricted stock awards under the EIP amounted to $60,000 and $77,000 for the three months ended September 30, 2019 and 2018, respectively. Compensation expense related to unvested EIP restricted stock awards during the nine months ended September 30, 2019 and 2018 was $172,000 and $234,000, respectively. At September 30, 2019, $42,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 3  months.

A summary of the status of stock options under the EIP for the nine months ended September 30, 2019 and 2018 is presented below:

	September 30, 2019			September 30, 2018
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	7.1 years	20,000	$14.38	8.1 years

Options exercisable at end of period	7,997	$14.38	7.1 years	3,998	$14.38	8.1 years

Fair value of options granted		-			-

At September 30, 2019, stock options outstanding had an intrinsic value of $3,000 and there were no remaining options available for grant under the EIP. Compensation expense related to stock options outstanding under the EIP amounted to $3,000 for the three months ended September 30, 2019 and 2018, and amounted to $8,000 for the nine months ended September 30, 2019 and 2018. At September 30, 2019, $22,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 25 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of September 30, 2019, the balance of the loan to the ESOP was $1.4 million and the fair value of unallocated shares was

$1.9 million. As of September 30, 2019, there were 72,891 allocated shares and 134,895 unallocated shares compared to 70,031 allocated shares and 142,830 unallocated shares at September 30, 2018. The ESOP compensation expense was $30,000 for the three months ended September 30, 2019 and $33,000 for the three months ended September 30, 2018 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $91,000 for the nine months ended September 30, 2019 and $100,000 for the nine months ended September 30, 2018 based on 5,951 shares earned in each of those periods.

Note 10 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2019 and December 31, 2018 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

The Company’s consolidated statement of financial condition contains investment securities available for sale and derivative instruments that are recorded at fair value on a recurring basis.  For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018 were as follows:

	Fair Value Measurements at September 30, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Debt Securities
U.S. Government Agencies	$2,186	$2,186	$-	$-
Municipal bonds	37,432	-	37,432	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	25	-	25	-
Collateralized mortgage obligations-government sponsored entities	29,205	-	29,205	-
Government National Mortgage Association	184	-	184	-
Federal National Mortgage Association	2,132	-	2,132	-
Federal Home Loan Mortgage Corporation	3,578	-	3,578	-
Asset-backed securities:
Private label	235	-	235	-
Government sponsored entities	36	-	36	-
Total Debt Securities	$75,013	$2,186	$72,827	$-
Equity Securities	80	-	80	-
Total Securities Available for Sale	$75,093	$2,186	$72,907	$-
Interest Rate Swap(1)	$(156)	$-	$(156)	$-

(1)	Included in Other Assets and Other Liabilities on the consolidated statements of financial condition.

	Fair Value Measurements at December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

(1)	Included in Other Assets and Other Liabilities on the consolidated statements of financial condition

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the nine months ended September 30, 2019 and for the year ended December 31, 2018.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities - private label, for the nine months ended September 30, 2018:

September 30, 2018
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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At September 30, 2019
Impaired loans	$250	$-	$-	$250
Foreclosed real estate	209	-	-	209

At December 31, 2018
Impaired loans	$252	$-	$-	$252
Foreclosed real estate	184	-	-	184

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At September 30, 2019
Impaired loans	$250	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	7.00-20.33%
Foreclosed real estate	209	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%
At December 31, 2018
Impaired loans	$252	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	7.00-20.33%
Foreclosed real estate	184	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)

The fair value basis of impaired loans and foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

At September 30, 2019, impaired loans valued using Level 3 inputs had a carrying amount of $295,000 and valuation allowances of $45,000. By comparison at December 31, 2018, impaired loans valued using Level 3 inputs had a carrying amount of $282,000 and valuation allowances of $30,000.

Once a loan is determined to be impaired, the fair value of the loan continues to be evaluated based upon the market value of the underlying collateral securing the loan or by using a discounted future cash flow method if the loan is not collateral dependent. At September 30, 2019, impaired loans with a carrying amount that had been written down utilizing Level 3 inputs during the nine months ended September 30, 2019 comprised of one loan with a fair value of $15,000 and resulted in an additional provision for loan losses of $15,000. At December 31, 2018, impaired loans whose carrying amount was written down utilizing Level 3 inputs during the year ended December 31, 2018 comprised of one loan with a fair value of $226,000 and resulted in an additional provision for loan losses of $30,000.

At September 30, 2019, foreclosed real estate valued using Level 3 inputs had a carrying amount of $297,000 and valuation allowances of $88,000. At December 31, 2018, foreclosed real estate valued using level 3 inputs had a carrying amount of $260,000 and valuation allowances of $76,000.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At September 30, 2019, foreclosed real estate with a carrying value that had been written down utilizing Level 3 inputs during the nine months ended September 30, 2019 comprised of two properties with a fair value of $81,000 and resulted in an additional provision for loan losses of $2,000 and subsequent write-downs through non-interest expense of $10,000.  At December 31, 2018, foreclosed real estate with a carrying value that had been written down utilizing Level 3 inputs during the year ended December 31, 2018 comprised of two properties with a fair value of $203,000 and resulted in an additional provision for loan losses of $20,000 and subsequent write-downs recorded in non-interest expense of $40,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at September 30, 2019
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$20,558	$20,558	$20,558	$-	$-
Securities available for sale	75,093	75,093	2,186	72,907	-
Federal Home Loan Bank stock	2,055	2,055	-	2,055	-
Loans receivable, net	462,993	454,036	-	-	454,036
Accrued interest receivable	2,236	2,236	-	2,236	-
Interest Rate Swap	(156)	(156)	-	(156)	-
Financial liabilities:
Deposits	471,275	474,459	-	474,459	-
Long-term debt	34,650	34,918	-	34,918	-
Accrued interest payable	70	70	-	70	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2018
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$30,751	$30,751	$30,751	$-	$-
Securities available for sale	86,193	86,193	1,961	84,232	-
Federal Home Loan Bank stock	1,545	1,545	-	1,545	-
Loans receivable, net	392,471	376,774	-	-	376,774
Accrued interest receivable	1,913	1,913	-	1,913	-
Interest Rate Swap	(47)	(47)	-	(47)	-
Financial liabilities:
Deposits	432,458	435,547	-	435,547	-
Long-term debt	24,650	24,292	-	24,292	-
Accrued interest payable	63	63	-	63	-
Off-balance-sheet financial instruments	-	-	-	-	-

Note 11 – Treasury Stock

During the three months ended September 30, 2019, the Company repurchased 16,990 shares of common stock at an average cost of $14.99 per share. During the nine months ended September 30, 2019, the Company repurchased 68,190 shares of common stock at an average cost of $15.22 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of September 30, 2019, there were 116,239 shares remaining to be repurchased under the existing stock repurchase program. During the nine months ended September 30, 2019, the Company transferred 5,186 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the nine months ended September 30, 2019, there were 760 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.88 per share due to stock forfeitures.

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

Note 12 – Other Comprehensive Income (Loss)

In addition to presenting the Consolidated Statements of Comprehensive Income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Three Months Ended September 30, 2019			For The Three Months Ended September 30, 2018
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Net unrealized gains (losses) arising during the period	$262	$(55)	$207	$(591)	$124	$(467)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(13)	3	(10)	(34)	7	(27)
Total Other Comprehensive Income (Loss)	$249	$(52)	$197	$(625)	$131	$(494)

	For the Nine Months Ended September 30, 2019			For The Nine Months Ended September 30, 2018
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Net unrealized gains (losses) arising during the period	$1,862	$(391)	$1,471	$(1,828)	$384	$(1,444)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(39)	8	(31)	(124)	26	(98)
Total Other Comprehensive Income (Loss)	$1,823	$(383)	$1,440	$(1,952)	$410	$(1,542)

 The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income		Affected Line Item
Comprehensive Income	for the three months ended September 30,		on the Consolidated
Components	2019	2018	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale:
Recovery on previously impaired investment securities	$(13)	$(34)	Recovery on previously impaired investment securities
	(13)	(34)
Provision for income tax expense	3	7	Income Tax Expense
Total reclassification for the period	$(10)	$(27)	Net Income

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income		Affected Line Item
Comprehensive Income	for the nine months ended September 30,		on the Consolidated
Components	2019	2018	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale:
Recovery on previously impaired investment securities	$(39)	$(124)	Recovery on previously impaired investment securities
	(39)	(124)
Provision for income tax expense	8	26	Income Tax Expense
Total reclassification for the period	$(31)	$(98)	Net Income

Note 13 – Revenue Recognition

The Company’s non-interest revenue streams primarily result from services it provides to its deposit customers.  When a customer makes a deposit, the Company records a liability under ASC 405 “Liabilities” because the Company has an obligation to deliver cash to its customer on demand. A contract between the Company and a deposit account customer is typically documented in writing and is often terminable at will by the customer alone or by both the customer and the Company without penalty. The term of a deposit contract between a customer and the Company will likely be day-to-day or minute-to-minute, and the termination clause is likely similar to a renewal right where each day or minute represents the renewal of the contract. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying ASC Topic 606 "Revenue from Contracts with Customers" ("Topic 606") on the determination of the amount and timing of revenue. The Company’s primary non-interest revenue streams within the scope of ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") are described in further detail below.  The Company has no material unsatisfied performance obligations as of September 30, 2019.

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

Gain/Losses on Sale of OREO

The Company records a gain or loss from the sale of other real estate owned (“OREO”) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company may need to adjust the transaction price and related gain (loss) on sale if a significant financing component is present. Gains (losses) on the sale of OREO are generally recorded in non-interest expense on the consolidated statement of income as an offset to OREO expenses.  There were no sales of OREO during the nine months ended September 30, 2019 and 2018 where the Company financed the sale of the property.

Contract Balances

The Company’s non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Non-Interest Income
In-Scope of Topic 606:
Service charges on deposit accounts	$208	$218	$601	$655
Fees, interchange income and other service charges	227	203	629	595
Other	9	9	30	30
Non-interest Income (in-scope of Topic 606)	444	430	1,260	1,280
Non-interest Income (out of scope of Topic 606)	225	199	544	596
Total Non-Interest Income	$669	$629	$1,804	$1,876

Note 14 – Subsequent Events

On October 23, 2019, the Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s common stock, payable on November 21, 2019 to shareholders of record as of November 7, 2019. Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 61.2% of the Company’s total outstanding stock, has elected to waive receipt of the dividend on its shares. On March 7, 2019, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 6, 2020, aggregating up to $0.48 per share. During the third quarter of 2019, the MHC elected to receive a cash dividend of $0.06 per share, or approximately $218,000, to replenish cash at the top tier holding company for operating expenses. The MHC waived $218,000 of dividends during the three months ended September 30, 2019 and $1.1 million of dividends during the nine months ended September 30, 2019. Cumulatively the MHC has waived approximately $11.9 million of cash dividends as of September 30, 2019. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of September 30, 2019 compared to the consolidated financial condition as of December 31, 2018 and the consolidated results of operations for the three and nine months ended September 30, 2019 and 2018.

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

	For the Three Months Ended			For the Three Months Ended
	September 30, 2019			September 30, 2018
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$11,144	$60	2.15%	$32,972	$157	1.90%
Securities(1)	79,153	606	3.06%	85,797	670	3.12%
Loans	451,459	5,653	5.01%	383,810	4,663	4.86%
Total interest-earning assets	541,756	6,319	4.67%	502,579	5,490	4.37%
Other assets	43,542			40,089
Total assets	$585,298			$542,668

Interest-bearing liabilities
Demand & NOW accounts	$53,578	$14	0.10%	$51,223	$15	0.12%
Money market accounts	124,923	374	1.20%	118,713	238	0.80%
Savings accounts	53,898	8	0.06%	52,825	8	0.06%
Time deposits	167,378	777	1.86%	150,178	522	1.39%
Borrowed funds & other interest-bearing liabilities	32,372	193	2.38%	25,466	172	2.70%
Total interest-bearing liabilities	432,149	1,366	1.26%	398,405	955	0.96%
Other non-interest bearing liabilities	70,636			65,101
Stockholders' equity	82,513			79,162
Total liabilities & stockholders' equity	$585,298			$542,668
Net interest income		$4,953			$4,535
Interest rate spread			3.41%			3.41%
Net interest margin			3.66%			3.61%

(1)	The tax equivalent adjustment for bank qualified municipal securities results in rates of 3.50% and 3.62% for the three months ended September 30, 2019 and 2018, respectively.
(2)	Annualized.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2019			September 30, 2018
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$18,097	$312	2.30%	$35,002	$439	1.67%
Securities(1)	83,244	1,945	3.12%	83,481	1,946	3.11%
Loans	421,641	15,676	4.96%	375,989	13,480	4.78%
Total interest-earning assets	522,982	17,933	4.57%	494,472	15,865	4.28%
Other assets	43,062			38,754
Total assets	$566,044			$533,226

Interest-bearing liabilities
Demand & NOW accounts	$51,351	$40	0.10%	$50,466	$42	0.11%
Money market accounts	120,572	958	1.06%	112,796	572	0.68%
Savings accounts	53,627	24	0.06%	53,070	23	0.06%
Time deposits	165,071	2,227	1.80%	149,611	1,464	1.30%
Borrowed funds & other interest-bearing liabilities	28,358	510	2.40%	26,834	490	2.43%
Total interest-bearing liabilities	418,979	3,759	1.20%	392,777	2,591	0.88%
Other non-interest bearing liabilities	65,483			61,645
Stockholders' equity	81,582			78,804
Total liabilities & stockholders' equity	$566,044			$533,226
Net interest income		$14,174			$13,274
Interest rate spread			3.37%			3.40%
Net interest margin			3.61%			3.58%

(1)	The tax equivalent adjustment for bank qualified municipal securities results in a rate of 3.58% and 3.61% for the nine months ended September 30, 2019 and 2018, respectively.
(2)	Annualized.

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

	Three Months Ended September 30, 2019
	Compared to
	Three Months Ended September 30, 2018
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$18	$(115)	$(97)
Securities	(13)	(51)	(64)
Loans, including fees	147	843	990
Total interest-earning assets	152	677	829
Interest-bearing liabilities:
Demand & NOW accounts	(2)	1	(1)
Money market accounts	123	13	136
Savings accounts	-	-	-
Time deposits	190	65	255
Total deposits	311	79	390
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(15)	36	21
Total interest-bearing liabilities	296	115	411
Total change in net interest income	$(144)	$562	$418

	Nine Months Ended September 30, 2019
	Compared to
	Nine Months Ended September 30, 2018
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$130	$(257)	$(127)
Securities	5	(6)	(1)
Loans, including fees	513	1,683	2,196
Total interest-earning assets	648	1,420	2,068
Interest-bearing liabilities:
Demand & NOW accounts	(2)	-	(2)
Money market accounts	344	42	386
Savings accounts	-	1	1
Time deposits	599	164	763
Total deposits	941	207	1,148
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(2)	22	20
Total interest-bearing liabilities	939	229	1,168
Total change in net interest income	$(291)	$1,191	$900

Net interest margin increased five basis points to 3.66% for the three months ended September 30, 2019 from 3.61% for the three months ended September 30, 2018.  The net interest margin for the 2019 third quarter was primarily impacted by an increased volume of higher-yielding average loan balances. The average balance of the loan portfolio increased by $67.6 million, or 17.6%, during the three months ended September 30, 2019 as compared to the third quarter of 2018 primarily due to an increase in the average balance of commercial real estate, one- to four-family residential real estate and home equity loans, partially offset by a decrease in commercial business loans.  Furthermore, the overall average yield on interest-earning assets increased 30 basis points during the third quarter of 2019 when compared to the prior year period primarily due to the growth in higher yielding commercial real estate loans. The increase in the average yield earned on interest earning assets was offset by a 30 basis points increase in the average interest rate paid on interest bearing liabilities, resulting in an interest rate spread of 3.41% for the three months ended September 30, 2019 and 2018.  The increase in the average interest rate paid on interest bearing liabilities was primarily due to higher average rates being paid on time deposit accounts and money market accounts as a result of increased deposit rates and competition for deposit accounts.

Net interest margin increased three basis points to 3.61% for the nine months ended September 30, 2019 from 3.58% for the nine months ended September 30, 2018. The net interest margin for the nine months ended September 30, 2019 was primarily impacted by an increased volume of higher-yielding average loan balances. The average balance of the loan portfolio increased by $45.7 million, or 12.1%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to an increase in the average balance of commercial real estate, one- to four-family residential real estate and home equity loans, partially offset by a decrease in average commercial business loans.  Furthermore, the overall average yield on interest-earning assets increased 29 basis points during the nine months ended September 30, 2019 when compared to the prior year period primarily due to the growth in higher yielding commercial real estate loans. The increase in average yield earned on interest earning assets was offset by a 32 basis points increase in the average interest rate paid on interest bearing liabilities which resulted in a three basis points decrease in the interest rate spread to 3.37% for the nine months ended September 30, 2019 as compared to the same period in the prior year.  The increase in the average interest rate paid on interest bearing liabilities was primarily due to higher average rates being paid on time deposit accounts and money market accounts as a result of increased deposit rates and competition for deposit accounts.

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total assets at September 30, 2019 were $596.8 million, an increase of $51.1 million, or 9.4%, from $545.7 million at December 31, 2018.  The increase in total assets was primarily due to a $70.5 million increase in loans receivable, net partially offset by an $11.1 million decrease in securities available for sale and a $10.2 million decrease in cash and cash equivalents.

Cash and cash equivalents decreased by $10.2 million, or 33.1%, from $30.8 million at December 31, 2018 to $20.6 million at September 30, 2019.  The decrease was primarily due to a net cash outflow of $71.8 million relating to net loan originations and principal collections, which was partially offset by a $38.8 million increase in total deposits, a $13.0 million increase in cash flow received on the securities available for sale portfolio due to maturities, prepayments and calls of securities and a $10.0 million increase in long-term debt during the nine months ended September 30, 2019.

Securities available for sale decreased by $11.1 million, or 12.9%, to $75.1 million at September 30, 2019 compared to $86.2 million at December 31, 2018.  The decrease was primarily due to the receipt of $13.0 million in maturities, prepayments and calls of securities partially offset by a $1.9 million increase in unrealized gains on the securities portfolio. The increase in unrealized gains on the securities portfolio was primarily due to a decrease in market interest rates during the nine months ended September 30, 2019, which increased the value of securities held in the portfolio.

Net loans receivable increased during the nine months ended September 30, 2019 as shown in the table below:

	At September 30,	At December 31,	Change
	2019	2018	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$157,051	$155,024	$2,027	1.3%
Home equity	45,083	41,830	3,253	7.8%
Commercial	202,360	150,475	51,885	34.5%
Construction - Commercial	32,477	22,252	10,225	46.0%
Total real estate loans	436,971	369,581	67,390	18.2%
Other Loans:
Commercial	25,596	21,825	3,771	17.3%
Consumer	1,092	1,156	(64)	(5.5)%
Total gross loans	463,659	392,562	71,097	18.1%
Allowance for loan losses	(4,141)	(3,448)	(693)	20.1%
Net deferred loan costs	3,475	3,357	118	3.5%
Loans receivable, net	$462,993	$392,471	$70,522	18.0%

(1)	Includes one- to four-family construction loans.

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

	At September 30,	At December 31,
	2019	2018
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$123	$174
Home equity	5	-
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	-	-
Total	$128	$174
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,342	$2,310
Home equity	665	337
Commercial	235	382
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	53	15
Consumer	5	-
Total non-accrual loans	3,300	3,044
Total non-performing loans	3,428	3,218
Foreclosed real estate	770	678
Total non-performing assets	$4,198	$3,896
Ratios:
Non-performing loans as a percent of total loans:	0.74%	0.82%
Non-performing assets as a percent of total assets:	0.70%	0.71%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Residential, one- to four-family	$30	$34
Performing loans
Real estate loans:
Residential, one- to four-family	$141	$144

Total non-performing loans increased by $210,000, or 6.5%, to $3.4 million at September 30, 2019 from $3.2 million at December 31, 2018, primarily due to an increase in home equity and commercial business non-accrual loans during the first nine months of 2019, offset by a decrease in non-accrual commercial real estate loans.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated:

	At or for the Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Balance at beginning of year	$3,448	$3,283
Provision for loan losses	725	315
Charge-offs:
Real estate loans:
Residential, one- to four-family	(2)	(23)
Home equity	(4)	-
Commercial	(10)	(181)
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	(34)	(32)
Total charge-offs	(50)	(236)
Recoveries:
Real estate loans:
Residential, one- to four-family	8	18
Home equity	1	1
Commercial	3	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	1
Consumer	6	6
Total recoveries	18	26
Net charge-offs	(32)	(210)
Balance at end of period	$4,141	$3,388
Average loans outstanding	$421,641	$375,989
Allowance for loan losses as a percent of total net loans	0.89%	0.87%
Allowance for loan losses as a percent of non-performing loans	120.76%	103.48%
Ratio of net charge-offs to average loans outstanding (1)	(0.01)%	(0.07)%

(1) Annualized

Other assets increased $771,000, or 39.6%, from $1.9 million at December 31, 2018 to $2.7 million at September 30, 2019.  The increase was primarily due to the recognition of lease assets on the consolidated statements of financial condition as a result of the adoption of ASU 2016-02 on January 1, 2019.

The table below shows changes in deposit balances by type of deposit account between September 30, 2019 and December 31, 2018:

	At September 30,	At December 31,	Change
	2019	2018	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$64,701	$55,327	$9,374	16.9%
Interest bearing	55,174	50,211	4,963	9.9%
Money market	130,714	119,885	10,829	9.0%
Savings	53,331	52,050	1,281	2.5%
Total core deposits	303,920	277,473	26,447	9.5%
Non-core Deposits
Time deposits	167,355	154,985	12,370	8.0%
Total deposits	$471,275	$432,458	$38,817	9.0%

The increase in money market and time deposit account balances was primarily due to the Company offering competitive interest rates in its market area to attract funds.  Competition in our market area has increased as a result of new banks entrants.  The growth in core deposits was the result of the Company’s continued strategic focus on growing lower-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

Our borrowings, consisting of advances from the FHLBNY, increased by $10.0 million, or 40.1%, from $24.7 million at December 31, 2018 to $34.7 million at September 30, 2019. The additional borrowings were used as part of a balance sheet management strategy to take advantage of lower interest rates in an effort to mitigate interest rate risk.  Borrowing proceeds were also used to fund loan originations during the first nine months of 2019.

Total stockholders’ equity increased $2.7 million, or 3.3%, from $79.8 million at December 31, 2018 to $82.5 million at September 30, 2019.  The increase in stockholders’ equity was primarily due to net income of $2.9 million and a $1.4 million increase in accumulated other comprehensive income, partially offset by dividends paid of $1.0 million and the repurchase of common stock for $1.0 million during the nine months ended September 30, 2019.

Comparison of Results of Operations for the Three Months Ended September 30, 2019 and 2018

General.    Net income was $1.2 million for the three months ended September 30, 2019, or $0.20 per diluted share, an increase of $154,000, or 14.6%, compared to net income of $1.1 million, or $0.17 per diluted share, for the three months ended September 30, 2018.  Net income for the three months ended September 30, 2019 reflected a $418,000 increase in net interest income and a $40,000 increase in non-interest income which was partially offset by a $175,000 increase in provision for loan losses, an $82,000 increase in non-interest expenses and a $47,000 increase in income tax expense.

Interest Income.    Interest income increased by $829,000, or 15.1%, to $6.3 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to an increase in loan interest income. Loan interest income increased by $990,000, or 21.2%, to $5.7 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase in the average balance of the loan portfolio by $67.6 million, or 17.6%, from

$383.8 million for the three months ended September 30, 2018 to $451.5 million for the three months ended September 30, 2019. The average yield on the loan portfolio increased from 4.86% for the three months ended September 30, 2018 to 5.01% for the three months ended September 30, 2019. The increase in the average balance of loans and average yield on loans was primarily due to an increase in the average balance of higher yielding commercial real estate loans.

Investment interest income decreased $64,000, or 9.6%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due to a decrease in the average balance and average yield of the investment portfolio from $85.8 million and 3.12% for the three months ended September 30, 2018 to $79.2 million and 3.06% for the three months ended September 30, 2019. The decrease in the average balance and average yield of the investment portfolio was primarily due to securities paydowns and redemptions of “callable” municipal bonds, partially offset by securities purchases since September 30, 2018.

Other interest income was $60,000 for the three months ended September 30, 2019, a $97,000, or 61.8%, decrease as compared to the three months ended September 30, 2018.  The average balance of interest-earning deposits and Federal funds sold decreased by $21.8 million, or 66.2%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, while the average yield increased to 2.15% for the three months ended September 30, 2019 from 1.90% for the three months ended September 30, 2018. The decrease in the average balance of interest earning deposits and Federal Funds sold was primarily due to the use of excess cash to fund loan originations. The increase in the average yield was primarily due to higher average rates earned on excess funds, as a result of the volatility in short term market rates and fed funds rate, since September 30, 2018.

Interest Expense.    Interest expense increased $411,000, or 43.0%, to $1.4 million for the three months ended September 30, 2019 compared to $955,000 for the three months ended September 30, 2018.   Interest paid on deposits increased by $390,000, or 49.8%, to $1.2 million for the three months ended September 30, 2019 when compared to the three months ended September 30, 2018. Deposit interest expense was primarily impacted by a 40 and 47 basis points increase, respectively, in the average interest rates paid on money market and time deposit accounts. Interest expense was also impacted by a $26.8 million, or 7.1%, increase in average deposit balances for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The average balance of deposits for the three months ended September 30, 2019 was $399.8 million with an average rate of 1.17% compared to an average deposit balance of $372.9 million and an average rate of 0.84% for the three months ended September 30, 2018. The increase in the average balance of interest-bearing deposits was primarily due to an increase in time deposits and money market accounts as a result of the Company offering higher rates on these deposit types to attract funds in its increasingly competitive market area.

Interest expense on short-term borrowings and long-term debt increased $41,000, or 30.6%, to $175,000 for the three months ended September 30, 2019 when compared to the three months ended September 30, 2018 primarily due to an increase in the average balance and average yield of advances from the FHLBNY. The average balance of advances from the FHLBNY for the three months ended September 30, 2019 was $31.6 million with an average rate of 2.22% compared to an average balance of $24.7 million and an average rate of 2.18% for the three months ended September 30, 2018. The increase in the average balance of FHLBNY advances was due to additional borrowings that allowed the Bank to take advantage of low fixed-rates to fund loan growth and to manage interest rate risk.  The four basis points increase in the average rate paid on FHLBNY advances was primarily due to an increase in short-term borrowings  since September 30, 2018, which had higher rates due to the inverted yield curve.

Provision for Loan Losses.  A $300,000 provision to the allowance for loan losses was recorded during the three months ended September 30, 2019, which was a $175,000, or 140.0%, increase in comparison to the provision recorded during the three months ended September 30, 2018. The provision expense recorded during the three months ended September 30, 2019 primarily reflected inherent losses on new loans as a result of the $23.0 million, or 5.2%, increase in total gross loans since June 30, 2019.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

The third quarter 2019 provision included a net provision of $182,000 to account for inherent losses in the commercial real estate portfolio, including commercial construction loans, as a result of organic growth, as well as to account for changes in relevant environmental and economic factors. The quarterly provision also included a $104,000 net provision on the commercial business loan portfolio as a result of organic growth during the quarter, as well as to reflect changes in relevant environmental and economic factors. Additionally, a net provision of $14,000 was posted to reflect changes in classified loans on the one- to four- family, home equity and consumer loan portfolios as well as to adjust the unallocated portion of the allowance due to the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the three months ended September 30, 2018, the Company recorded a $125,000 provision to the allowance for loan losses. The provision primarily consisted of a $249,000 provision for commercial real estate loans, which consisted of a $150,000 general allowance, to reflect inherent losses resulting from  organic growth and to reflect relevant environmental and economic factors, a  $121,000 specific allowance related to charge-offs on two previously impaired commercial real estate loans that were foreclosed upon during the third quarter of 2018 and a $22,000 credit provision for a decrease in criticized/classified commercial real estate loans. The provision also included a $128,000 credit provision for commercial real estate – construction loans and commercial business loans as a result of a decrease in the total portfolio balances for these loan types  during the third quarter of 2018.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-interest Income.    Non-interest income increased by $40,000, or 6.4%, to $669,000 for the three months ended September 30, 2019 as compared to $629,000 for the three months ended September 30, 2018. The increase was primarily due to a $27,000 increase in unrealized gains on equity securities, a $25,000 increase in earnings on bank owned life insurance, a $23,000 increase in gains on the sale of loans and a $16,000 increase in service charges and fees which were partially offset by a $31,000 increase in unrealized losses on a derivative contract and a $21,000 decrease in recoveries on previously impaired securities when compared to the prior year quarter.

Non-interest Expenses.  Non-interest expenses increased $82,000, or 2.1%, from $3.8 million for the three months ended September 30, 2018 to $3.9 million for the three months ended September 30, 2019.  Salary and employee benefits increased $28,000, or 1.3%, primarily due to annual salary increases, new hires and higher expenses related to retirement benefits, partially offset by lower expenses related to stock compensation awards. Occupancy and equipment costs increased by $45,000, or 7.8%, primarily due to increases in software and technology maintenance costs, property taxes and building maintenance costs. Advertising expenses increased by $17,000, or 11.3%, due to costs related to the development of marketing campaigns and an increase in sponsorships. Other expenses increased by $33,000, or 10.0%, primarily due to an increase in other real estate owned expenses. The increase in non-interest expenses was also due to increases in data processing costs as a result of growth in loan and deposit products and an increase in digital services offered. These increases were partially offset by a decrease in FDIC Insurance expense of $39,000, or 97.5%, due to the receipt of a small bank assessment credit during the three months ended September 30, 2019.

Income Taxes Expense.  Income tax expense increased by $47,000, or 32.6%, from $144,000 for the three months ended September 30, 2018 to $191,000 for the three months ended September 30, 2019.  The income tax expense increased primarily due to an increase in income before taxes and an increase in the effective tax rate during the three months ended September 30, 2019.  The effective tax rate for the three months ended September 30, 2019 and 2018 was 13.6% and 12.0%, respectively.  The higher effective tax rate was primarily due to a lower mix of tax-exempt income derived from our municipal bond portfolio in relation to pre-tax income during the three months ended September 30, 2019.

Comparison of Results of Operations for the Nine Months Ended September 30, 2019 and 2018

General.    Net income was $2.9 million for the nine months ended September 30, 2019, or $0.48 per diluted share, a decrease of $85,000, or 2.8%, compared to net income of $3.0 million, or $0.49 per diluted share, for the nine months ended September 30, 2018. The decrease in net income for the nine months ended September 30, 2019 was primarily the result of a $492,000 increase in non-interest expenses, a $410,000 increase in the provision for loan losses and a $72,000 decrease in non-interest income partially offset by a $900,000 increase in net interest income.

Interest Income.    Interest income for the nine months ended September 30, 2019 was $17.9 million, an increase of $2.1 million, or 13.0%, compared to the nine months ended September 30, 2018 primarily due to an increase in loan interest income. Loan interest income increased by $2.2 million, or 16.3%, to $15.7 million for the nine months ended September 30, 2019 compared to $13.5 million for the nine months ended September 30, 2018, primarily due to an increase in the average balance of loans by $45.7 million, or 12.1%, from $376.0 million for the nine months ended September 30, 2018 to $421.6 million for the nine months ended September 30, 2019. The average yield on the loan portfolio increased 18 basis points from 4.78% for the nine months ended September 30, 2018 to 4.96% for the nine months ended September 30, 2019. The increase in the average balance of loans and average yield on loans was primarily due to an increase in the average balance of higher yielding commercial real estate loans.

Other interest income was $312,000 for the nine months ended September 30, 2019, a $127,000, or 28.9%, decrease as compared to the nine months ended September 30, 2018.  The average balance in other interest earning assets and Federal Funds sold decreased from $35.0 million for the nine months ended September 30, 2018 to $18.1 million for the nine months ended September 30, 2019 while the average yield increased to 2.30% for the nine months ended September 30, 2019 from 1.67% for the nine months ended September 30, 2018.  The decrease in the average balance of interest earning deposits and Federal Funds sold was primarily due to the use of excess cash to fund loan originations. The increase in the average yield was primarily due to higher average rates earned on excess funds, as a result of the volatility in short term market rates since September 30, 2018.

Interest Expense.    Interest expense was $3.8 million, an increase of $1.2 million, or 45.1%, for the nine months ended September 30, 2019, when compared to the same nine month period in 2018.  Interest paid on deposits increased by $1.1 million, or 54.6%, to $3.2 million for the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018. Interest expense was primarily impacted by a 38 and 50 basis points increase, respectively, in the average interest rates paid on money market and time deposit accounts.  The increase was also due to a $24.7 million, or 6.7%, increase in average deposit balances for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The average balance of deposits for the nine months ended September 30, 2019 was $390.6 million with an average rate of 1.11% compared to an average balance of $365.9 million and an average rate of 0.77% for the nine months ended September 30, 2018. The increase in the average balance of interest-bearing deposits was primarily due to an increase in time deposits and money market accounts as a result of the Company offering higher rates on these deposit types to attract funds in its increasingly competitive market area.

The interest expense on short-term borrowings and long-term debt increased $42,000, or 10.2%, to $455,000 for the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018 primarily due to an increase in the average balance and average yield of advances from the FHLBNY. The average balance of advances from the FHLBNY for the nine months ended September 30, 2019 was $27.6 million with an average rate of 2.20% compared to an average balance of $26.0 million and an average rate of 2.12% for the nine months ended September 30, 2018. The increase in the average balance was due to additional borrowings that allowed the Bank to take advantage of low fixed-rates to fund loan growth and mitigate interest rate risk during the nine months ended September 30, 2019. The eight basis points increase in the average rate paid on FHLBNY advances was primarily due to an increase in short-term borrowings since September 30, 2018, which had higher rates due to the inverted yield curve.

Provision for Loan Losses.    A $725,000 provision to the allowance for loan losses was recorded during the nine months ended September 30, 2019, which was a $410,000, or 130.2%, increase in comparison to the provision recorded during the nine months ended September 30, 2018. The provision expense recorded during the nine months ended September 30, 2019 primarily reflected inherent losses on new loans as a result of a $71.2 million, or 18.1%, year to date increase in total gross loans since December 31, 2018.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses.  The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

The provision to the allowance for loan losses recorded during the nine months ended September 30, 2019 included a $1.1 million net provision to account for inherent losses in the commercial real estate portfolio, including commercial construction loans, as a result of organic growth and to account for changes in relevant environmental and economic factors, which was partially offset by a credit due to reductions in criticized and classified commercial real estate loans. A $270,000 net credit was recorded on the commercial business loan portfolio to account for reductions in criticized and classified commercial business loans during the nine months ended September 30, 2019, changes in the related environmental factors used to qualitatively assess inherent loan losses on commercial business loans and changes in the historical average net charge-off rate, which was partially offset by a provision to account for inherent losses on the $3.8 million, or 17.3%, increase in commercial business loans since December 31, 2018. An $18,000 net credit to the provision was recorded for one-to four-family, home equity and consumer loans due to changes in the related environmental factors used to qualitatively assess inherent loan losses on these types of loans, partially offset by a provision to reflect a net increase in classified loans during the nine months ended September 30, 2019. Lastly, a $53,000 credit was recorded on the unallocated provision for loan losses, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the nine months ended September 30, 2018, the Company recorded a $315,000 provision to the allowance for loan losses.  The provision consisted of a $473,000 net provision for commercial real estate loans, primarily to account for inherent losses on new loans due to organic growth and to account for charge-offs on two previously impaired commercial real estate loans that were foreclosed upon during the third quarter of 2018, partially offset by a credit for a decrease in criticized/classified commercial real estate loans.  The provision also consisted of a $65,000 provision for commercial business loans as a result of an increase in criticized and classified loans in this portfolio.  The provision was partially offset by a $98,000 credit provision on construction – commercial real estate loans, primarily due to a, decrease in this loan portfolio since December 31, 2017 and a $90,000 credit provision on one-to four-family, home equity, construction – one- to four- family and consumer loans. The credit provision on one-to four-family, home equity, construction – one- to four- family and consumer loans was primarily due to changes in the related environmental factors used to qualitatively assess inherent loan losses and a decrease in the historical average net charge-off rate for these loan types over the last five years, partially offset by net charge-offs recorded during the nine months ended September 30, 2018. During the nine months ended September 30, 2018, a credit provision of $35,000 was recorded to adjust the unallocated portion of the allowance primarily due to the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-Interest Income.     Non-interest income decreased by $72,000, or 3.8%, from $1.9 million for the nine months ended September 30, 2018 to $1.8 million for the nine months ended September 30, 2019.  The decrease was primarily attributed to a $125,000 unrealized loss on a derivative contract, an $85,000 decrease in recoveries of previously impaired investment securities and a $26,000 decrease in service charges and fees during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. These decreases were partially offset by a $97,000 increase in earnings on bank owned life insurance, a $48,000 increase in unrealized gain on equity securities and a $19,000 increase in gains on the sale of loans for the nine months ended September 30, 2019 when compared to the same nine months in 2018.

Non-Interest Expenses.  Non-interest expenses increased by $492,000, or 4.3%, from $11.4 million for the nine months ended September 30, 2018 to $11.9 million for the nine months ended September 30, 2019.  Salaries and employee benefits increased $327,000, or 5.3%, primarily due to annual salary increases, incentives and retirement expenses partially offset by lower stock compensation expenses and higher deferred salaries related to loan originations.  Occupancy and equipment increased by $120,000, or 6.9%, primarily due to increases in equipment, software and technology maintenance and depreciation, building maintenance and property taxes. Advertising expenses increased by $47,000, or 9.9%, due to the development of marketing campaigns and an increase in sponsorships. Data processing expense increased $22,000 primarily due to an increase in the number of customer accounts and transactions and professional services expense increased $19,000 primarily due to an increase in legal expenses.  These increases were partially offset by a decrease in FDIC Insurance expense of $43,000, or 37.7%, due to the receipt of a small bank assessment credit during the nine months ended September 30, 2019.

Income Taxes Expense.  Income tax expense increased by $11,000, or 2.4%, from $458,000 for the nine months ended September 30, 2018 to $469,000 for the nine months ended September 30, 2019.  The income tax expense increase was primarily due to an increase in the effective tax rate, partially offset by a decrease in income before taxes.  The effective tax rate for the nine months ended September 30, 2019 was 13.9%, while the effective tax rate for the nine months ended September 30, 2018 was 13.2%.  The increase in the effective tax rate was primarily due to a decrease in the projected mix of tax-exempt income derived from our municipal bond portfolio and bank-owned life insurance in relation to our projection of pre-tax income for the current year.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash and interest earning deposits at other financial institutions and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of September 30, 2019, the maximum amount that we can borrow from the FHLBNY was $112.0 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At September 30, 2019, we had outstanding advances under this agreement of $34.7 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.0 million and a fair value of $10.3 million as of September 30, 2019. There were no balances outstanding with the Federal Reserve Bank at September 30, 2019. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of September 30, 2019.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the nine months ended September 30, 2019, we originated loans of approximately $135.1 million as compared to approximately $96.6 million of loans originated during the nine months ended September 30, 2018. Loan originations exceeded principal repayments and other deductions during the first nine months of 2019 by $71.8 million. We did not purchase any investment securities during the nine months ended September 30, 2019. Purchases of investment securities totaled $10.8 million during the nine months ended September 30, 2018. These activities were funded primarily through deposit growth, principal payments received on loans and securities, borrowings and cash reserves.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $471.3 million at September 30, 2019, as compared to $432.5 million at December 31, 2018. Total deposit growth was primarily in time deposits and net core deposits and the growth was primarily attributed to the Company’s offering of higher interest rates to attract funding  in its increasingly competitive market area. Approximately $84.6 million of time deposit accounts are scheduled to mature within one year as of September 30, 2019. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at 9.00%. A financial institution can elect to be subject to this new definition after it becomes effective on January 1, 2020. In the interim,  the Basel III rules remain in effect.

As of September 30, 2019, as shown in the table below, the Bank’s Tier 1 and risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions, as determined by the Office of the Comptroller of the Currency (the “OCC”), our primary regulator.

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

At September 30, 2019	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 ("CET1") capital (to risk-weighted assets)	17.01%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	17.01%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	17.93%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	13.18%	>=	4.00%	>=	5.00%
At December 31, 2018	Actual Ratio	Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
CET 1 capital (to risk-weighted assets)	19.70%	>=	4.50%	>=	6.50%
Tier 1 capital (to risk-weighted assets)	19.70%	>=	6.00%	>=	8.00%
Total capital (to risk-weighted assets)	20.59%	>=	8.00%	>=	10.00%
Tier 1 Leverage (to adjusted total assets)	13.99%	>=	4.00%	>=	5.00%

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2019, the Bank's capital conservation buffer was 9.93% exceeding the minimum of 2.50% for 2019.

Off-Balance Sheet Arrangements

Other than loan commitments and an interest rate swap agreement that is not designated as a hedging instrument, as noted above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 8  in the Notes to our Consolidated Financial Statements for a summary of loan commitments outstanding as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended September 30, 2019:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1 through July 31, 2019	9,600	$15.05	9,600	7,390
August 1 through August 31, 2019	7,390	14.92	7,390	-
September 1 through September 30, 2019	-	-	-	116,239
Total	16,990	$14.99	16,990	116,239
(1)

On September 6, 2019, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 116,239 shares of our outstanding common stock. This amount represented approximately 5% of our outstanding common stock not owned by the MHC as of September 6, 2019. The repurchase plan does not have an expiration date and superseded the prior Board of Directors approved stock repurchase plan from May 16, 2018 which had no remaining shares available to purchase at September 6, 2019.

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

LAKE SHORE BANCORP, INC.
(Registrant)

November 13, 2019	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2019	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial Officer)

November 13, 2019	By:	/s/ Steven W. Schiavone
Steven W. Schiavone
Controller
(Principal Accounting Officer)