Form 10-K
period 2019-12-31
LAKE SHORE BANCORP, INC.
filed 2020-03-27
CIK 1341318

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019 was  $27,537,991 based on the per share closing price as of June 30, 2019 on the Nasdaq Global Market for the registrant’s common stock, which was $14.95.

There were 5,922,269 shares of the registrant’s common stock, $.01 par value per share, outstanding at March 26,  2020.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders	III

PART I

Item 1. Business.

Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on Lake Shore Bancorp, Inc.’s current expectations regarding its business strategies, intended results and future performance.  Forward looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology.   Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Actual results could be impacted by, but not limited to, the following factors:   economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes, and the other risks and uncertainties identified in Part I, Item 1A “Risk Factors.” These factors should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements, as  our financial performance could differ materially  due to various risks or uncertainties. We do not undertake to publicly update or revise our forward-looking statements if future changes make it clear that any projected results expressed or implied therein will not be realized.

General

Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” the “Company,” “us,” or “we”) operates as a mid-tier, federally chartered savings and loan holding company for Lake Shore Savings Bank (“Lake Shore Savings” or the “Bank”).  A majority of Lake Shore Bancorp’s issued and outstanding common stock (61.4% as of December 31, 2019) is held by Lake Shore, MHC (the “MHC”), a federally chartered mutual holding company, which serves as the parent company to Lake Shore Bancorp.  The remaining shares of common stock are owned by public shareholders and Lake Shore Saving Bank’s Employee Stock Ownership Plan (“ESOP”).   Our common stock is traded on the Nasdaq Global Market under the symbol “LSBK”.  Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Savings include Lake Shore Bancorp and Lake Shore Savings on a consolidated basis.

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

Lake Shore Savings Bank’s principal business consists of attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations, primarily in commercial real estate loans, one- to four-family residential mortgage loans, home equity lines of credit and, to a lesser extent, commercial business loans, consumer loans, and investment securities.  Our revenues are principally derived from interest earned on our loans and investment securities.  Our primary sources of funds for lending and investments are deposits, borrowings, receipts of principal and interest payments on loans and securities, proceeds from sales of loans or securities, maturities and calls of investment securities and income resulting from operations in prior periods.

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

Our geographic market area for loans and deposits is principally located within Erie and Chautauqua Counties, within Western New York. As of 2019, Erie and Chautauqua Counties had an estimated combined population of approximately 1.0 million.  Our market area is bounded by Lake Erie to the west and Canada to the north, and includes the city of Buffalo, the second largest city in the State of New York by population.  The market area includes 12 hospitals, a medical school and a major cancer research and treatment facility, along with a centralized medical campus to cultivate clinical care, research, education and entrepreneurship.  The area has ten colleges and universities, three community colleges and various vocational and technical schools.  Western New York is home to professional sports franchises and an international airport.  The area hosts a broad diversity of industry, commercial establishments and financial institutions as well as a skilled and productive workforce.

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

Lending Activities

General.  Historically, as a thrift institution, we primarily originated residential mortgage loans, including home equity loans. In recent years, we have become more focused on originating commercial real estate and commercial business loans, also known as C&I lending, to add adjustable rate loans to our portfolio, increase the yield earned on our loans, meet the needs of small business customers and manage interest rate risk. Our team of commercial lenders has been successful in generating strong commercial loan growth during the past five years.  We retain the majority of loans that we originate. However, we sell residential mortgage loans into the secondary market, with retention of servicing rights in order to manage interest rate risk when deemed appropriate. In prior years we have purchased a limited number of equipment loans from a third party broker, which are secured by first liens on the new equipment purchases by small businesses located throughout the Northeastern United States. We have not purchased these types of loans since the first quarter of 2015.

Loan Portfolio.  The following table sets forth the composition of our loan portfolio, by type of loan, in dollar amounts and in percentages at the dates indicated. We did not have any loans held for sale as of these dates.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Real Estate loans:
Residential one- to four-family(1)	$154,749	32.82%	$155,024	39.49%	$144,614	39.60%	$149,982	45.98%	$157,575	53.21%
Home equity	45,250	9.60%	41,830	10.66%	38,078	10.43%	35,534	10.89%	32,770	11.07%
Commercial	211,220	44.79%	150,475	38.33%	122,747	33.61%	107,243	32.87%	83,967	28.35%
Construction - Commercial	32,299	6.85%	22,252	5.67%	30,802	8.43%	11,712	3.59%	4,581	1.55%
	443,518	94.06%	369,581	94.15%	336,241	92.07%	304,471	93.33%	278,893	94.18%
Other loans:
Commercial	26,720	5.67%	21,825	5.56%	27,612	7.56%	20,447	6.27%	15,741	5.31%
Consumer	1,297	0.27%	1,156	0.29%	1,355	0.37%	1,313	0.40%	1,507	0.51%
	28,017	5.94%	22,981	5.85%	28,967	7.93%	21,760	6.67%	17,248	5.82%
Total loans	471,535	100.00%	392,562	100.00%	365,208	100.00%	326,231	100.00%	296,141	100.00%
Net deferred loan costs	3,548		3,357		3,138		3,016		2,945
Allowance for loan losses	(4,267)		(3,448)		(3,283)		(2,882)		(1,985)
Loans receivable, net	$470,816		$392,471		$365,063		$326,365		$297,101

(1)	Includes one- to four-family construction loans.

Loan Maturity.  The following table presents the contractual maturity of our loans at December 31, 2019.  The table does not include the effect of prepayments or scheduled principal amortization.  Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Real Estate				Other Loans
	Residential, One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$32	$671	$13,704	$5,501	$13,038	$830	$33,776
After one year through five years	3,548	3,338	43,114	9,984	5,798	393	66,175
Beyond five years	151,169	41,241	154,402	16,814	7,884	74	371,584
Total	$154,749	$45,250	$211,220	$32,299	$26,720	$1,297	$471,535

Interest rate terms on amounts due after one year:
Fixed rate	$148,167	$4,236	$67,866	$1,700	$9,320	$394	$231,683
Adjustable rate	6,550	40,343	129,650	25,098	4,362	73	206,076
Total	$154,717	$44,579	$197,516	$26,798	$13,682	$467	$437,759

(1)	Includes one- to four-family construction loans.

The following table presents our loan originations, purchases, sales, and principal repayments for the years indicated.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Total Loans:
Balance outstanding at beginning of year	$392,562	$365,208	$326,231	$296,141	$283,826
Originations:
Real estate loans:
Residential, one- to four-family(1)	21,958	29,642	21,523	19,259	20,485
Home equity	18,723	20,778	15,755	13,663	9,768
Commercial	54,981	38,299	35,925	36,971	24,017
Construction – Commercial	30,864	11,839	24,604	7,927	5,722
Other loans:
Commercial	41,390	29,039	20,058	13,135	8,245
Consumer	1,241	975	1,154	1,094	1,102
Total originations	169,157	130,572	119,019	92,049	69,339
Loan Purchases - Commercial Loans	-	-	-	-	242
Total Originations and Purchases	169,157	130,572	119,019	92,049	69,581
Deduct:
Principal repayments:
Real estate loans	51,256	64,557	62,142	44,006	39,970
Commercial and consumer loans	35,366	35,534	16,138	12,305	6,253
Total principal repayments	86,622	100,091	78,280	56,311	46,223
Transfers to foreclosed real estate	212	1,928	554	369	1,178
Loan sales - SONYMA(2) & FHLMC(3)	3,248	944	1,069	5,022	9,450
Loans charged off	102	255	139	257	415
Total deductions	90,184	103,218	80,042	61,959	57,266
Balance outstanding at end of year	$471,535	$392,562	$365,208	$326,231	$296,141

(1)	Includes one- to four-family construction loans.
(2)	State of New York Mortgage Agency.
(3)

During 2019,  2016 and 2015, we sold $2.6 million, $3.9 million and $8.3 million, respectively, of long-term fixed rate residential mortgage loans with low yields to the Federal Home Loan Mortgage Corporation (“FHLMC”) in order to offset long-term interest rate risk. There were no loans sold to the FHLMC during 2018 and 2017.

Commercial Real Estate Loans.  We originate commercial real estate loans to finance the purchase of real property or to refinance real property, which generally consists of developed real estate, such as office buildings, warehouses, retail properties, mixed use properties, self-storage units and multi-family apartment complexes, which are typically held as collateral for the loan.  At December 31, 2019, commercial real estate loans totaled $211.2 million and represented 44.8% of the total loan portfolio. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, paying capacity of the borrower, current and projected occupancy levels, location, and physical condition.

We originate a variety of fixed and adjustable rate commercial real estate loans generally for terms of five to 10 years and payments based on an amortization schedule of up to 20 to 25 years.  Adjustable rate loans are typically based on an index such as prime rate or the FHLBNY advance rates with an added spread based on the type, size and risk of the loan and the rate is typically fixed for the first five years.  We typically lend up to a maximum loan-to-value ratio of 50% to 80% depending on the type of property being financed.

Commercial real estate loans require a minimum debt service coverage ratio ranging from 1.15 to 1.50 depending on the type of property being financed, a first lien on collateral and the personal guarantees of the owners. Fixed rate loans are typically subject to prepayment penalties if the loan is paid off before the scheduled maturity within five years of origination.

Commercial real estate loans have larger balances and involve a greater degree of risk than  one- to four-family residential loans.  Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by nonresidential properties often depend on the successful operation and management of the properties or underlying businesses.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  To monitor cash flows on nonresidential properties, we require borrowers and/or loan guarantors to provide annual financial statements on larger multi-family and commercial real estate loans.  In reaching a decision on whether to make a multi-family or nonresidential real estate loan, we consider the net cash flow of the project, the borrower’s expertise, credit history and the value of the underlying property.  In addition, we monitor the tenancy of the properties as to occupancy, lease rates, term of lease and tenant worthiness.  Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers, which generally require substantially greater evaluation and oversight efforts.  Our loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk and are designed to set such limits within those prescribed by applicable federal and state statutes and regulations. We engage a third party, once a year, to conduct a credit review of the commercial real estate portfolio, including compliance with the Bank’s underwriting standards and policy requirements. In addition we engage a third party annually to perform property site inspections as required by our Commercial Loan Policy.

One- to Four-Family Residential Mortgage Lending.  At December 31, 2019, our one- to four-family residential loans (including construction loans) totaled $154.7 million and represented 32.8% of the total loan portfolio.  Our residential mortgage loan originations are obtained from customers, residents of our local communities or referrals from local real estate agents, brokers, attorneys, builders and satisfied customers. Lake Shore Savings has historically retained the majority of residential mortgage loans that it originates. As a result, Lake Shore Savings is exposed to increases in market interest rates, because the yield earned on fixed-rate assets would remain fixed, while the rates paid by Lake Shore Savings for deposits and borrowings may increase, which could result in lower net interest income. In an effort to manage interest rate risk, the Bank now sells long term low fixed rate residential mortgages at origination in the secondary market, with servicing retained.

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

Our residential lending policies and procedures ensure that the majority of one- to four-family residential mortgage loans generally conform to secondary market guidelines, although we also originate non-conforming loans. We underwrite all conforming loans (i.e. loans with less than a $484,350 loan balance during 2019) using the criteria required by the Federal Home Loan Mortgage Corporation (“FHLMC”).  We originate one- to four-family residential mortgage loans with a loan-to-value ratio up to 100%, and up to 101% with our United States Department of Agriculture (“USDA”) Rural Development Guaranteed Loan Program (“GLP”) mortgage loan product.  Mortgages originated with a loan-to-value ratio exceeding 80% normally require private mortgage insurance.  After a conforming loan is originated and funded, we may sell the loan to FHLMC.  During 2019, we sold $2.6 million of fixed rate, conforming long-term residential mortgage loans with low yields at the time of origination in order to manage interest rate risk. We also offer loans through programs offered by the State of New York Mortgage Agency (“SONYMA”) which are originated for sale.

During 2019, we originated and sold $644,000 of one- to four-family residential mortgage loans to SONYMA. We retain all servicing rights for one- to four-family residential mortgage loans that we sell.

We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We originate jumbo loans with fixed-rates and terms of up to 30 years. At December 31, 2019, jumbo loans totaled $9.0 million, or 5.8% of the one- to four-family residential mortgage portfolio.  Jumbo loans carry greater risk than conforming loans as there are a limited number of potential buyers for this type of real estate which results in greater price volatility.  As a result, these loan types are subject to more conservative underwriting requirements.

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

The retention of adjustable rate one- to four-family residential mortgage loans in our loan portfolio helps reduce our exposure to changes in interest rates.  However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable rate residential mortgage loans.  During periods of rising interest rates, the risk of default on one- to four-family residential adjustable rate mortgage loans may increase due to the increase of interest cost to the borrower. Furthermore, changes in the interest rates on adjustable rate mortgages may be limited by an initial fixed-rate period or by contractual limits on periodic interest rate adjustments, and as such adjustable rate loans may not adjust as quickly as our interest-bearing liabilities during a period of rapid increases in interest rates. During periods of decreasing interest rates, prepayments on adjustable rate loans may increase if the borrower can obtain a lower fixed interest rate, which may cause a decrease in loan yields with an offsetting increase in interest rate risk.

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

Home Equity Loans and Lines of Credit.  We currently provide all-in-one home equity lines of credit and have provided home equity loans in the past to our customers.  Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. At December 31, 2019, home equity loans and lines of credit totaled $45.3 million and represented 9.6% of the total loan portfolio. The all-in-one home equity line of credit must have a minimum line amount of $5,000 up to a maximum of 90% of the total loan-to-value ratio for qualified borrowers. The all-in-one home equity line of credit products have interest rates tied to the prime rate and generally have a 15 year draw period and a 15 year payback period.  Since 2010, our adjustable rate home equity loans include limits on decreases in the interest rate of the loan. The decrease in the interest rate may not be below the “floor” rate established at time of origination. A customer has the option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest.  As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount.  All-in-one home equity lines of credit have 30 year maximum terms.

Home equity loans can be affected by economic conditions and the value of the underlying property. Home equity loans may have increased risk of loss if the Company does not hold the first mortgage resulting in the Company being in a secondary position in the event of collateral liquidation. At December 31, 2019, home equity loans and lines of credit where the Company does not hold the first mortgage represented 20.0% of the outstanding principal within our home equity loan portfolio. During periods of rising interest rates, the risk of default on home equity loans may increase due to the increase of interest cost to the borrower.

Construction Loans.  We originate loans to finance the construction of both one- to four-family homes and commercial real estate.  These loans typically have a construction period of up to 12 months for residential construction and up to 24 months or longer for commercial construction, whereby draws are taken and interest only payments are made.  As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds.  Funds disbursed for one- to four-family homes may not exceed up to 80% of the loan-to-value of land and up to 80% of loan-to-value of improvements at any time during the construction period. Interest rates on disbursed funds are based on the rates and terms set at closing. The majority of our commercial real estate construction loans are variable rate loans with rates tied to the prime rate, plus a premium, while the majority of our one- to four-family real estate construction loans are fixed rate loans.  A floor rate may also be established in conjunction with a variable rate loan. A minimum of interest only payments on disbursed funds must be made on a monthly basis. At the end of the construction period, the loan automatically converts to either a conventional residential or commercial real estate mortgage, as applicable. At December 31, 2019, construction loans totaled $32.7 million, or 6.9% of the total loan portfolio.

Construction loans can be affected by economic conditions and the value of underlying property. Construction loans may have additional risks related to advancing loan funds during construction due to the uncertain value of the property prior to the completion of construction.  The repayment of a construction loan is, to a large degree, dependent on the successful and timely completion of the construction of the subject property.  Construction delays may further impair the borrower’s ability to repay the loan.  The Bank limits its risks during the construction period as disbursements are not made until the required work for each advance has been completed.

Commercial Loans. In addition to commercial real estate loans, we also engage in commercial business lending, (also known as C&I lending) primarily to small businesses. A commercial business loan may be a business installment loan, line of credit, or other commercial loan. At December 31, 2019, commercial business loans totaled $26.7 million, or 5.7% of the total loan portfolio. Most of our commercial business loans have fixed interest rates, and are for terms generally not in excess of five years. In underwriting commercial business loans, consideration is typically given to the financial condition and the debt service coverage capabilities of the borrower/project, projected cash flows and collateral value. Whenever possible, we collateralize these loans with a first lien on general business assets and a specific lien on the equipment being purchased and require personal guarantees from principals of the borrower. Interest rates on commercial business loans generally have higher yields than rates on one- to four-family residential mortgages. We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, real estate, purchases or improvements, working capital, vehicle purchases, and the refinancing of existing corporate debt.

Commercial business loans are generally considered to involve a higher degree of risk than residential mortgage loans because the collateral underlying the loans may be in the form of furniture, fixtures, and equipment and/or inventory subject to market obsolescence and accounts receivable which must be monitored. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower’s operation. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and may be an insufficient source of repayment. We engage a third party to conduct credit reviews of the commercial business loan portfolio, including compliance with the Bank’s underwriting standards and policy requirements.

Consumer Loans.  To a lesser extent, we offer a variety of consumer loans.  At December 31, 2019, consumer loans totaled $1.3 million, or less than 1% of the total loan portfolio.  Generally, the volume of consumer lending has declined as borrowers have opted for home equity lines of credit, which have lower interest rates, as compared to unsecured loans or loans secured by property other than residential real estate.

The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit, which are available for amounts up to $5,000 for unsecured loans and greater amounts for secured loans depending on the type of loan and value of the collateral.  Consumer loans may have terms up to 10 years, depending on the collateral and loan type. Our consumer loan portfolio also consists of vehicle loans, other unsecured consumer loans up to $5,000, loans secured by certificates of deposit, secured and unsecured property improvement loans, and other secured loans.

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

Loan Participations. From time to time, we may originate a commercial real estate loan or commercial business loan which may exceed our internal lending or concentration limits and sell a portion of the loan to another community bank.  The participating bank is typically located in New York State and its lending team is known by our commercial lenders.  This allows our Bank to meet the needs of its customers and comply with its internal lending limits. In these circumstances, we follow our customary loan underwriting and approval policies. We have strong relationships with other community banks in our primary market area that may desire to purchase participations, and we may increase our sales of participations in the future, if deemed appropriate. At December 31, 2019, our sold participations in commercial real estate and commercial business loans totaled $11.2 million and $484,000, respectively, all of which were collateralized by properties or business assets within our primary market area in Western New York. We may also purchase commercial real estate loan or commercial business loan participations in the future if deemed appropriate.

Loan Approval Procedures and Authority. Our lending policies are approved by our Board of Directors. Branch managers may have the authority to originate home equity or consumer loans up to amounts approved by the Board of Directors for each lending officer.  Home equity loans and consumer loans secured by real estate in excess of $25,000 and all one- to four-family residential mortgage loans up to $484,350 require approval by the Internal Residential Loan Committee. Loans with non-standard terms such as longer repayment terms or high loan-to-value ratios will require additional approval levels.  If these types of loans are between $484,350 and $1.0 million, then the approval of a designated member of management and a member of the Internal Residential Loan Committee is required. If these types of loans are in excess of $1.0 million, then full Board approval is required.  Commercial Loan Officers may have the authority to originate commercial real estate and commercial business loans up to amounts approved by the Board of Directors for each lending officer. Commercial loans with total one obligor credit in excess of $100,000 and up to $1.0 million require the approval of two members of the Internal Commercial Loan Committee, one of which must be a designated member of executive management. Commercial loans with total one obligor credit in excess of $1.0 million and up to $3.0 million require majority approval by the Board Loan Committee. Commercial loans with total obligor credit in excess of $3.0 million require full Board approval.

Current Lending Procedures.  Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify certain other information.  If necessary, we obtain additional financial or credit related information.  We require an appraisal for all residential and commercial real estate loans and home equity loans, including loans made to refinance existing mortgage loans.  Appraisals are performed by licensed third-party appraisal firms that have been approved by our Board of Directors.  An appraisal management firm has been hired to handle all requests for appraisals on residential real estate loans. We require title insurance on all one- to four-family residential and commercial real estate loans and certain other loans.  We also require property and casualty insurance on all real estate loans, and if applicable, we require borrowers to obtain flood insurance prior to closing.  Based on loan-to-value ratios and lending guidelines, escrow accounts may be required for such items as real estate taxes, property and casualty insurance, flood insurance, and private mortgage insurance premiums.

Asset Quality

One of our key operating objectives has been, and continues to be, maintaining a high level of asset quality.  Our high proportion of commercial real estate and one- to four-family residential mortgage loans primarily collateralized by property in Western New York state with stable property values, the maintenance of sound credit standards for new loan originations, our loan review procedures, including third party loan reviews, and strong executive management focus on credit quality have been factors in monitoring and managing our levels of credit risk. These factors have contributed to our strong financial condition.

Collection Procedures.  We have adopted a loan collection policy to maintain adequate control on the status of delinquent loans and to ensure compliance with the Fair Debt Collection Practices Act, the Dodd-Frank Act, the Consumer Protection Act and the New York State Real Property Actions and Proceedings Law.  When a borrower fails to make required payments on a residential, home equity, commercial, or consumer loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status.

Prior to proceeding with any foreclosure action in the case of a secured loan, we will review the collateral to determine whether its possession would be cost-effective for us. In cases where the collateral fails to fully secure the loan, in addition to repossessing the collateral, we may also sue on the note underlying the loan.

Non-performing Loans and Non-performing Assets.  We define non-performing loans as loans that are either non-accruing or accruing whose payments are 90 days or more past due, and non-accruing troubled debt restructurings.  Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due, unless an evaluation by the internal Asset Classification Committee indicates that the loan is in the process of collection and is either guaranteed or well secured.  When our Asset Classification Committee designates loans on which we stop accruing interest income as non-accrual loans, we reverse outstanding interest income that was previously credited.  We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist and the borrower has performed for a period of at least six months.

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

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$71	$174	$-	$136	$47
Home equity	39	-	-	24	88
Commercial	-	-	-	-	-
Construction – Commercial and Residential, one- to four-family	-	-	-	-	-
Other loans:
Commercial	-	-	-	2	-
Consumer	-	-	-	-	27
Total	$110	$174	$-	$162	$162
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,845	$2,310	$2,196	$2,165	$2,462
Home equity	590	337	235	329	361
Commercial	-	382	1,323	2,977	1,545
Construction – Commercial and Residential, one- to four-family	-	-	-	-	-
Other loans:
Commercial	-	15	54	205	132
Consumer	2	-	25	28	6
Total non-accrual loans	3,437	3,044	3,833	5,704	4,506
Total non-performing loans	3,547	3,218	3,833	5,866	4,668
Foreclosed real estate	779	678	435	412	712
Total non-performing assets	$4,326	$3,896	$4,268	$6,278	$5,380
Ratios:
Non-performing loans as a percent of total net loans:	0.75%	0.82%	1.05%	1.80%	1.57%
Non-performing assets as a percent of total assets:	0.71%	0.71%	0.82%	1.28%	1.14%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Residential, one- to four-family	$28	$34	$-	$-	$-
Home equity	-	-	19	19	-
Other loans:
Commercial	-	-	-	109	-
Performing loans
Real estate loans:
Residential, one- to four-family	$138	$144	$184	$190	$216
Home equity	-	-	2	22	8

Our recorded investment in non-accrual loans increased by $393,000, or 12.9 % from December 31, 2018 to December 31, 2019,  primarily due to a $535,000 and $253,000 increase in non-performing residential one- to four-family real estate and home equity loans, respectively, partially offset by a $382,000 decrease in non-performing commercial real estate loans. Collateral on residential mortgage loans is expected to remain stable in Western New York. If all non-accrual loans had been current in accordance with their terms during the years ended December 31, 2019, 2018 and 2017, interest income on such loans would have amounted to $148,000, $237,000 and $265,000, respectively.

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

The following table shows the aggregate amounts of our classified and criticized loans at the dates indicated.

	At December 31,
	2019	2018
	(Dollars in thousands)

Special mention loans(1)	$6,998	$437
Substandard loans	4,088	6,464
Total classified and criticized loans	$11,086	$6,901

(1)

The increase in special mention loans from 2018 to 2019 was primarily due to one commercial business loan relationship with a balance of $4.4 million, and one commercial real estate loan with a balance of $1.4 million as of December 31, 2019. Both loans are currently performing and are being closely monitored.

The total classified and criticized loans as of December 31, 2019 and 2018 includes $3.5 million and $3.2  million of nonperforming loans, respectively.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2019		2018		2017
	60-89	90 +	60-89	90 +	60-89	90 +
	Days	Days	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(Dollars in thousands)
Real estate loans:
Residential, one- to four-family	$672	$1,924	$342	$1,361	$942	$1,233
Home equity	162	583	187	333	59	212
Commercial	1,133	-	-	306	-	1,265
Construction - Commercial and Residential, one-to four-family	-	-	-	-	-	-
Other loans:
Commercial	-		-	15	8	54
Consumer	-	2	-	-	2	22
Total	$1,967	$2,509	$529	$2,015	$1,011	$2,786

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

A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial real estate loans and commercial business loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer, home equity or one- to four-family real estate loans for impairment disclosures, unless they are subject to a troubled debt restructuring or part of the assessment of a larger loan relationship. Refer to Note 5 in the Notes to the Audited Consolidated Financial Statements for more information on our impaired loans.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the years indicated:

	At or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$3,448	$3,283	$2,882	$1,985	$1,921
Provision for loan losses	900	390	510	1,125	400
Charge-offs:
Real estate loans:
Residential, one- to four-family	(2)	(23)	-	(107)	(64)
Home equity	(4)	-	(3)	(19)	(29)
Commercial	(50)	(181)	(75)	(1)	(267)
Construction – Commercial and Residential, one- to four-family	-	-	-	-	-
Other loans:
Commercial	(6)	-	(20)	(76)	(9)
Consumer	(40)	(51)	(41)	(54)	(46)
Total charge-offs	(102)	(255)	(139)	(257)	(415)
Recoveries:
Real estate loans:
Residential, one- to four-family	9	19	3	12	13
Home equity	1	2	4	1	8
Commercial	3	1	-	-	32
Construction – Commercial and Residential, one- to four-family	-	-	-	-	-
Other loans:
Commercial	-	1	9	2	18
Consumer	8	7	14	14	8
Total recoveries	21	30	30	29	79
Net charge-offs	(81)	(225)	(109)	(228)	(336)
Balance at end of year	$4,267	$3,448	$3,283	$2,882	$1,985
Average loans outstanding	$432,789	$379,617	$352,309	$312,359	$292,240
Allowance for loan losses as a percent of total net loans	0.91%	0.88%	0.90%	0.88%	0.67%
Allowance for loan losses as a percent of non-performing loans	120.30%	107.15%	85.65%	49.13%	42.52%
Ratio of net charge-offs to average loans outstanding	0.02%	0.06%	0.03%	0.07%	0.11%

Provision for loan losses increased by $510,000, or 130.8%, to $900,000 for the year ended December 31, 2019 from $390,000 for the year ended December 31, 2018. The increase in provision expense was primarily due to additional general reserves required due to the increase in loans receivable, net of $78.3 million, or 20.0%, and an increase in criticized commercial loans during 2019. The increase in criticized commercial loans was primarily due to special mention classifications for one commercial business loan relationship with a balance of $4.4 million, and one commercial real estate loan with a balance of $1.4 million as of December 31, 2019.  Both of these loans are currently performing and are being closely monitored.  The ratio of nonperforming loans to total net loans was 0.75% as of December 31, 2019 compared to 0.82% at December 31, 2018. The majority of our non-performing loans are one- to four-family residential mortgage loans or home equity loans backed by first lien collateral on real estate held in the Western New York region. Western New York’s real estate market has consistently demonstrated price stability.

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the end of the years indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of inherent losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2019			2018			2017			2016			2015
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$436	10.2%	32.8%	$471	13.7%	39.5%	$511	15.6%	39.6%	$431	14.9%	45.8%	$351	17.7%	53.1%
Home equity	129	3.0%	9.6%	91	2.6%	10.7%	122	3.7%	10.4%	114	4.0%	10.9%	120	6.0%	11.1%
Commercial(2)	2,682	62.9%	44.8%	2,020	58.6%	38.3%	1,663	50.7%	33.6%	1,803	62.6%	32.8%	1,204	60.7%	28.4%
Construction - Commercial(3)	388	9.1%	6.9%	250	7.3%	5.6%	347	10.6%	8.5%	150	5.2%	3.8%	59	3.0%	1.6%
	3,635	85.2%	94.1%	2,832	82.2%	94.1%	2,643	80.6%	92.1%	2,498	86.7%	93.3%	1,734	87.4%	94.2%
Other loans:
Commercial(4)	478	11.2%	5.6%	507	14.7%	5.6%	544	16.6%	7.6%	338	11.7%	6.3%	197	9.9%	5.3%
Consumer	26	0.6%	0.3%	25	0.7%	0.3%	35	1.0%	0.3%	28	1.0%	0.4%	22	1.1%	0.5%
	504	11.8%	5.9%	532	15.4%	5.9%	579	17.6%	7.9%	366	12.7%	6.7%	219	11.0%	5.8%
Total allocated	$4,139	97.0%	100.0%	$3,364	97.6%	100.0%	$3,222	98.2%	100.0%	$2,864	99.4%	100.0%	$1,953	98.4%	100.0%
Total unallocated	128	3.0%		84	2.4%		61	1.8%		18	0.6%		32	1.6%
Balance at end of year	$4,267	100.0%		$3,448	100.0%		$3,283	100.0%		$2,882	100.0%		$1,985	100.0%

(1)	Includes one- to four-family construction loans.
(2)

The increases as of December 31, 2016, 2018 and 2019, respectively, were primarily due to growth in our commercial real estate portfolio.  The increases as of December 31, 2016 and 2019, respectively, were also due to reserves set aside for criticized commercial real estate loans.

(3)	The increases as of December 31, 2017 and December 31, 2019 were due to the significant growth in construction loans to finance commercial real estate renovations and commercial construction.
(4)	The increase as of December 31, 2017 was primarily due to growth in commercial business loan originations.

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

The Company has classified all of its investments in debt and equity securities  as “available for sale.” The debt securities are reported at fair value, and unrealized gains and losses on debt securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Our current securities portfolio consists of collateralized mortgage obligations, mortgage backed securities, asset-backed securities, U.S. Government Agency bonds, and municipal bonds.  Nearly all of our mortgage backed securities are directly or indirectly insured or guaranteed by FHLMC, the Government National Mortgage Association (“GNMA”) or the Federal National Mortgage Association (“FNMA”, or “Fannie Mae”).  The municipal securities we invest in have maturities of 20 years or less and many have private insurance guaranteeing repayment. The majority of municipal securities in our portfolio are unlimited general obligation bonds.

We also have investments in equity securities, specifically FHLBNY stock, which must be held as a condition of membership in the Federal Home Loan Bank system.  The level of investment is largely dependent on our level of borrowings from the FHLBNY.  The investment in FHLBNY stock is considered restricted and is reported at cost on the Consolidated Statements of Financial Condition.  Beginning in 2018, the related changes in fair market value of equity securities is reported in other non-interest income on the Consolidated Statements of Income, in accordance with Accounting Standards Update 2016-01.

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

Our determination as to the classification of our investments is subject to review by our regulators.  We regularly review our investment portfolio to determine whether any investments require classification in accordance with applicable regulations.  Our review of our investment portfolio at December 31, 2019 resulted in two private-label asset-backed securities that were considered for classification, as the issuer may not have an adequate capacity to meet its financial commitments over the projected life of the investment or the risk of default by the obligor was possible, resulting in an expectation that the Bank would not receive the full and timely repayment of principal and interest as expected.  These two securities had an amortized cost of $0 and an aggregate fair value of $215,000 at December 31, 2019. These two securities were classified as “Substandard.” Five securities were evaluated for other-than-temporary impairment as of December 31, 2019. We concluded that no other than temporary impairment charges needed to be recorded during the years ended December 31, 2019, 2018 and 2017. During the years ended December 31, 2019, 2018 and 2017, we recaptured $54,000, $145,000 and $135,000, respectively, of prior year other-than-temporary impairment charges. The recaptured amounts are reflected in the “recovery on previously impaired investment securities” line item in the Consolidated Statements of Income.

The following table presents the composition of our securities portfolio in dollar amount of each investment type at the dates indicated.

	At December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government Agencies	$2,011	$2,145	$2,012	$1,961	$2,013	$1,987
Municipal bonds	34,985	35,819	44,546	44,942	44,256	45,562
Mortgage-backed securities:
Collateralized mortgage obligations -private label	23	23	27	27	30	30
Collateralized mortgage obligations -government sponsored entities	27,081	27,341	32,987	32,453	28,195	27,654
Government National Mortgage Association	162	176	191	199	229	245
Federal National Mortgage Association	1,944	2,013	2,367	2,385	2,834	2,929
Federal Home Loan Mortgage Corporation	3,211	3,367	3,833	3,888	1,518	1,553
Asset-backed securities-private label	-	215	-	270	69	344
Asset-backed securities-government sponsored entities	33	35	43	44	57	60
Total debt securities	$69,450	$71,134	$86,006	$86,169	$79,201	$80,364
Equity securities	22	67	22	24	22	57
Total securities available for sale	$69,472	$71,201	$86,028	$86,193	$79,223	$80,421

At December 31, 2019, we did not have any non-U.S. Government and Government agency securities that exceeded 10.0% of our stockholders’ equity.

Investment Securities Portfolio, Maturities and Yields.  The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, with the exception of equity securities, at December 31, 2019.  Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities. Expected maturities for municipal bonds may differ from contractual maturities, because issuers may have the right to call or prepay obligations.  The weighted average yield does not include the impact of a tax-equivalent adjustment for bank qualified municipals.

			More than One Year		More than Five Years		More than Ten
	One year or less		through Five Years		through Ten Years		Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
			(Dollars in thousands)
Securities available for sale:
U.S. Government Agencies	$-	-	$-	-	$-	-	$2,011	2.89%	$2,011	$2,145	2.89%
Municipal bonds	480	3.99%	7,223	3.59%	13,836	3.41%	13,446	3.07%	34,985	35,819	3.32%
Mortgage-backed securities	-	-	116	4.12%	5,936	3.07%	26,369	2.60%	32,421	32,920	2.69%
Asset-backed securities	-	-	-	-	-	-	33	5.61%	33	250	5.61%
Total securities available for sale	$480	3.99%	$7,339	3.60%	$19,772	3.31%	$41,859	2.77%	$69,450	$71,134	3.02%

Bank Owned Life Insurance.  The Bank owns several Bank Owned Life Insurance (“BOLI”) policies totaling $22.0 million and $21.5 million at December 31, 2019 and 2018, respectively.  The purpose of these policies is to offset the costs of supplemental employee retirement benefit (“SERP”) plans promised to members of management and non-employee directors.  Refer to Note 11 in the notes to the consolidated financial statements beginning on page F-1 for more information on the SERP plans.  The lives of certain key Bank employees and non-employee directors are insured, and Lake Shore Savings Bank is the sole beneficiary and will receive any benefits upon the employee or non-employee’s death.  The policies were purchased from various life insurance companies.  The design of the plan allows the cash value of the policy to be designated as an asset of the Bank.  The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on a  quarterly, semi-annual or annual basis.  The growth of the value of the asset will be recorded in non-interest income on the consolidated statements of income.  Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

Bank owned life insurance is not secured by any government agency nor are the policies’ asset values or death benefits secured specifically by any collateral.  The Bank has worked closely with its advisor to select insurance companies and the bond ratings and financial condition of the underlying insurance companies are monitored on a quarterly basis.  The failure of one of these insurance companies could result in a significant loss to the Bank.  Other risks include the possibility that the favorable tax treatment of the income could change, that the crediting rate will not increase in a manner comparable to market interest rates, or that this type of plan will no longer be permitted by the Bank’s regulators.  This asset is considered illiquid because, although the Bank may terminate the policies and receive the original premium plus all earnings at any time, such an action would require the payment of federal income taxes on all earnings since inception.

Sources of Funds

General.  Deposits are our major source of funds for lending and other investment purposes. We may also borrow funds, primarily from the FHLBNY, to supplement the amount of funds available for lending and daily operations.  In addition, we derive funds from loan and mortgage-backed securities principal repayments and prepayments and from interest and proceeds from the maturity and call of investment securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates, pricing strategies and money market conditions.

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

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits, and competition.  Our deposits are obtained from communities surrounding our offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits.  We do not rely on brokers to obtain deposits, although we are a participant in the Certificate of Deposit Account Registry Service (“CDARS”). This program offers our depositors enhanced FDIC insurance coverage.  On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 was signed into law and as a result reciprocal deposits obtained via CDARS are generally not considered brokered deposits.  At December 31, 2019 and 2018, we had $9.1 million and $5.5 million of depositor funds placed in the CDARS program.

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

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio:

	At December 31,
	2019		2018		2017
		Percent		Percent		Percent
		of total		of total		of total
	Amount	deposits	Amount	deposits	Amount	deposits
	(Dollars in thousands)
Deposit type:
Savings	$53,628	11.09%	$52,050	12.04%	$52,922	13.06%
Money market	141,398	29.25%	119,885	27.72%	99,305	24.51%
Interest bearing demand	56,703	11.73%	50,211	11.61%	49,869	12.31%
Non-interest bearing demand	61,229	12.66%	55,327	12.79%	54,618	13.48%
Total core deposits	312,958	64.73%	277,473	64.16%	256,714	63.36%

Time deposits with original maturities of:
Three months or less	9,961	2.06%	2,058	0.48%	1,092	0.27%
Over three months to twelve months	37,160	7.69%	25,737	5.95%	29,669	7.32%
Over twelve months to twenty-four months	23,142	4.79%	30,074	6.95%	25,696	6.34%
Over twenty-four months to thirty-six months	33,478	6.92%	20,102	4.65%	7,372	1.82%
Over thirty-six months to forty-eight months	5,494	1.14%	6,512	1.51%	5,078	1.25%
Over forty-eight months to sixty months	61,073	12.63%	70,286	16.25%	79,328	19.58%
Over sixty months	210	0.04%	216	0.05%	204	0.06%
Total time deposits	170,518	35.27%	154,985	35.84%	148,439	36.64%
Total deposits	$483,476	100.00%	$432,458	100.00%	$405,153	100.00%

At December 31, 2019 and 2018, time deposits with remaining terms to maturity of less than one year amounted to $90.1 million and $55.2 million, respectively.

The following table presents our time deposit accounts categorized by interest rates which mature during each of the years set forth below and the amounts of such time deposits by interest rate at December 31, 2019, 2018 and 2017.

	Period to maturity at December 31, 2019				At December 31,
	Less than One	More than One Year to	More than Two Years to	More than Three
	Year	Two Years	Three Years	Years	2019	2018	2017
	(Dollars in thousands)
Interest Rate Range
0.49% and below	$19,063	$1,074	$-	$-	$20,137	$23,861	$29,698
0.50% to 0.99%	4,872	3,424	1,079	-	9,375	11,100	14,386
1.00% to 1.99%	44,065	19,382	15,619	6,250	85,316	74,102	100,663
2.00% to 2.99%	21,513	14,347	2,784	963	39,607	35,533	3,692
3.00% to 3.99%	555	13,711	552	1,265	16,083	10,389	-
Total	$90,068	$51,938	$20,034	$8,478	$170,518	$154,985	$148,439

At December 31, 2019, we had $91.0 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$19,686
Over three months through six months	7,773
Over six months to twelve months	16,219
Over twelve months	47,323
Total	$91,001

Additional information regarding our deposits is included in Note 7 in the Notes to our Audited Consolidated Financial Statements beginning on page F-1. Also, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information on sources of funds.

Short-term Borrowings.  The Company maintains borrowing arrangements in the form of lines of credit through the Federal Reserve Bank of NY as well as two other depository institutions.  The Company may also obtain term borrowings from the FHLBNY.  Our borrowings typically consist of a mix of short-term and long-term FHLBNY advances. We did not have any short-term borrowings on our statements of financial condition as of December 31, 2019, 2018 and 2017.

The following table sets forth information concerning balances and interest rates on our short-term borrowings from the FHLBNY at the dates and for the years indicated.

	2019	2018	2017
	(Dollars in thousands)
At December 31
Amount outstanding	$-	$-	$-
Weighted average interest rate	-%	-%	-%

For the year ended December 31
Highest amount at a month-end	$8,000	$-	$-
Daily average amount outstanding	1,778	-	-
Weighted average interest rate	2.58%	-%	-%

Additional information regarding our borrowings is included in Note 8 in the Notes to our Audited Consolidated Financial Statements beginning on page F-1.

Subsidiary Activities

Lake Shore Savings is the only subsidiary of Lake Shore Bancorp.    Lake Shore Savings has no subsidiaries.

Personnel

As of December 31, 2019, we had 110 full-time employees and six part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Supervision and Regulation

General

Lake Shore Savings Bank, a federally chartered savings bank, is subject to regulation, examination and supervision by the OCC, while Lake Shore Bancorp, Inc. and Lake Shore, MHC, which are federally chartered savings and loan holding companies, are subject to regulation, examination and supervision by the Federal Reserve Board.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market interest rates.  Lake Shore Savings also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the eleven regional banks in the Federal Home Loan Bank System.  Lake Shore Savings also is regulated, to a lesser extent, by the FDIC with respect to insurance of deposit accounts and the Federal Reserve Board, with respect to reserves to be maintained against deposits and other matters.  Lake Shore Savings’ relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Lake Shore Savings’ mortgage documents.

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

The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so called “Golden Parachute” payments. In addition, the CFPB finalized the “Ability to Repay” requirements of the Dodd-Frank Act.  The regulations generally require creditors to make a reasonable, good faith determination as to a borrower’s ability to repay most residential mortgage loans. The rule also sets standards for mortgage servicing, loan originator compensation, and requirements for high-cost mortgages, appraisal and escrow standards.  The final rule establishes a safe harbor for certain “Qualified Mortgages,” which contain certain features deemed less risky and omit certain other characteristics considered to enhance risk.

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; (vi) providing federal savings associations with less than $20.0 billion in consolidated assets with the option to elect to operate under the same powers as a national bank; and (vii) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.  In addition, the law required the Federal Reserve Board to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

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

Capital Requirements.  Federal regulations require a federal savings bank to meet certain minimum capital standards. The minimum capital standards consist of a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets, a uniform leverage ratio of 4%, a Tier 1 capital to risk-weighted assets ratio of 6% of risk-weighted assets and a total capital ratio of at least 8% of risk-weighted assets.  In order to be considered well-capitalized, the Bank must have a CET1 ratio of 6.5%, a Tier 1 ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%. The regulatory standards require unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Lake Shore Savings Bank has exercised this one-time opt-out and therefore excluded unrealized gains and losses on certain “available-for-sale” securities holdings for purposes of calculating regulatory capital.  Additional restraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests.

Common equity Tier 1 capital is generally defined as common stockholders’ equity, including retained earnings but excluding accumulated other comprehensive income.  Tier 1 capital is generally defined as Common equity Tier 1 capital and Additional Tier 1 capital.  Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus meeting specific requirements, and may include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.    Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. In assessing an institution’s capital adequacy, the federal regulators take into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor  assigned by federal regulations based on the risks believed inherent in the type of asset.  The capital requirements assign a higher risk weight to asset categories believe to present a great risk.  For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% and 600% is assigned to permissible equity interests, depending on certain specified factors.

The regulations limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% and fully implemented at 2.5% on  January 1, 2019.

Notwithstanding the foregoing, pursuant to the EGRRCPA, the OCC finalized a rule in September 2019 that established a minimum community bank leverage ratio (tier 1 capital to average consolidated assets) of 9% for institutions under $10 billion in assets.  An institution may elect to utilize the community bank leverage ratio in lieu of the general applicable risk-based capital requirements under Basel III.  Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized.  The community bank leverage ratio will be available for use during the first quarter of 2020.   In the meantime,  the Basel III risk-based and leverage ratios remain in effect.

At December 31, 2019, Lake Shore Savings’ capital exceeded all applicable minimal capital requirements and the Capital Conservation Buffer.

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

At December 31, 2019, Lake Shore Savings met the criteria for being considered “well-capitalized.”

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

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2019, Lake Shore Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the QTL test must either convert to a commercial bank charter or operate under specified restrictions.  The Dodd-Frank Act makes noncompliance with the QTL test potentially subject to agency enforcement action for violation of law.  At December 31, 2019, Lake Shore Savings Bank opted to utilize the HOLA QTL test and satisfied the requirements of this test for the entire 12-month period.

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

At December 31, 2019, Lake Shore Savings is in compliance with Regulation O.

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

The FDIC imposes an assessment for deposit insurance on all depository institutions. The FDIC’s assessment system is based on each institution’s total assets less tangible capital and ranges from 1.5 basis points to 40 basis points.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020.  The FDIC indicated that the 1.35% ratio was exceeded in September 2018. Because the reserve ratio has exceeded 1.35%, two deposit insurance assessment changes occurred under the FDIC regulation:

•	Surcharges on large banks (total consolidated assets of $10 billion or more) ended: the last surcharge on large banks was collected on December 28, 2018.
•

Small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%.

In January 2019, the FDIC provided notification to the Company that a credit in the amount of $120,368 was calculated for Lake Shore Savings Bank.  Because the DIF reserve ratio was below 1.38% as of

December 31, 2018 and March 31, 2019, the FDIC did not offset regular deposit insurance assessments with credits on the March 2019 and June 2019 invoices.  During 2019, the Company received $74,447 in credits.

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

Federal Home Loan Bank System.  Lake Shore Savings is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, Lake Shore Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2019, Lake Shore Savings was in compliance with this requirement.

Federal Reserve System.  The Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2019, the Bank was in compliance with these reserve requirements.

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

•

The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering.  Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Waivers of Dividends by Lake Shore, MHC.  The Dodd-Frank Act requires federally-chartered mutual holding companies to give the Federal Reserve Board notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like Lake Shore, MHC, the Federal Reserve Board “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009.  Lake Shore, MHC qualifies as a grandfathered mutual holding company.  The Dodd-Frank Act further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.  The Federal Reserve Board has issued an interim final rule that also requires, as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  Lake Shore, MHC solicited its members (depositors of Lake Shore Savings Bank) to vote on the proposal to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.50 per share to be declared by the Company for the four quarters ending September 30, 2020.  On February 5,  2020, the members approved the waiver of dividends. The Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Bank of Philadelphia for their non-objection. As of February 28,  2020, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 5,  2021. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.  For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of Lake Shore Savings to make capital distributions to Lake Shore Bancorp and the waiver of dividends by Lake Shore, MHC.”

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

Item 1A.  Risk Factors.

In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

Risks Related to Economic and Credit Risks

Our loan portfolio includes loans with a higher risk of loss.  We originate commercial real estate loans, commercial business loans, consumer loans, and residential real estate loans (including home equity loans) primarily within our market area.  Our business strategy is to increase our commercial real estate and commercial business loan portfolios. Commercial real estate (including commercial construction), commercial business, and consumer loans comprised in the aggregate 57.6% of our total loan portfolio at December 31, 2019. These types of loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.  These loans also have greater credit risk than residential real estate for the following reasons:

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

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations. The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year after December 15, 2022.  This standard, referred to as Current Expected Credit Loss, or “CECL”, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

Risks Related To Our Business Operations

The effects of the outbreak of coronavirus disease 2019 ("COVID-19") has negatively affected the global economy, United States economy, our local economy and our markets and may disrupt our operations, which could have an adverse effect on our business, financial condition and results of operations.  The World Health Organization has declared Covid-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak is highly likely to cause disruptions in the U.S. economy and to disrupt banking and other financial activity in the market areas in which the Company. This would likely result in a decline in demand for our products and services, including loans and deposits which would negatively impact our liquidity position and our growth strategy.  The Company is taking precautions to protect the safety and well-being of our employees and customers.  However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service.  If the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.

Low demand for real estate loans may lower our profitability.    Making loans secured by real estate, including one- to four-family and commercial real estate, is our primary business and primary source of revenue.  If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans.  Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates.  We experienced commercial loan growth during 2015 through 2019, especially in the Erie County market area, which had a positive impact on net interest income.  If interest rates  rise, loan demand may slow down, and deposit expenses may increase, which could lower our profitability.

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

Changes to LIBOR may adversely impact the interest rate paid on certain financial instruments.  LIBOR is used as a reference rate for our interest rate swap product.  On July 27, 2017, the U.K. Financial Conduct Authority, which regulates London Interbank Offered Rates (“LIBOR”), announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021.

There are ongoing efforts to establish an alternative reference rate.  The Secured Overnight Financing Rate (or “SOFR”) is considered the most likely alternative reference rate suitable for replacing LIBOR, but issues remain with respect to its implementation.  Consequently, at this time, it is not possible to predict what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes on the interest rate received by the bank on its interest rate swap instrument.

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

Risks Related to Interest Rates and Liquidity

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

We are subject to certain risks with respect to liquidity. “Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers.  Our primary source of liquidity is our core deposit base, which is raised through our retail branch network.  Core deposits - consisting of savings and money market accounts, time deposits less than $250,000 and demand deposits - comprised approximately 93.3% of total deposits at December 31, 2019.  Additional available unused sources of liquidity include borrowings from the Federal Reserve of NY, FHLB borrowings, and access to brokered deposits and lines of credit with correspondent banks.  Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $56.3 million at December 31, 2019.

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

Risks Related to Investment in the Company’s Stock

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

Our stock price may be volatile due to limited trading volume. Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in Lake Shore Bancorp’s common stock has been relatively small, averaging less than 2,500 shares per day during 2019. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Risks Related To Regulatory Compliance

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

Lake Shore, MHC solicited its members (the depositors of Lake Shore Savings Bank) to vote on the proposal to waive dividends and on February 5, 2020, the members approved the waiver of dividends. The

Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Board for its non-objection. As of February 28, 2020, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 5, 2021. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.

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

The final rule included new minimum risk-based capital and leverage ratios, which became effective for Lake Shore Savings on January 1, 2015 and refined the definition of what constitutes “capital” for purposes of calculating these ratios.  Refer to “Supervision and Regulation, Capital Rights” and Note 14 in Audited Consolidated Financial Statements for a description of revised minimum capital regulations.

At December 31, 2019, the Company’s current capital levels meet the fully phased-in minimum capital requirements as prescribed in the Basel III capital rules.  The application of more stringent capital requirements for Lake Shore Savings could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

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

Item 1B.  Unresolved Staff Comments.

                None.

Item 2.  Properties.

We conduct our business through our corporate headquarters, administrative offices, and eleven branch offices.  At December 31, 2019, the net book value of our buildings and premises was $8.0 million and the net book value of the computer equipment and other furniture and fixtures, and equipment at our offices totaled $1.4 million. For more information, see Note 6 and Note 9 in the Notes to our Audited Consolidated Financial Statements.

	Leased or	Original
Location	Owned	Date Acquired

Corporate Headquarters
31 East Fourth Street
Dunkirk, NY 14048	Owned	2003
Branch Offices:
Chautauqua County branches
128 East Fourth Street
Dunkirk, NY 14048	Owned/Leased(1)	1926
30 East Main Street
Fredonia, NY 14063	Owned	1996
1 Green Avenue, WE
Jamestown, NY 14701	Owned/Leased(2)	1996
115 East Fourth Street
Jamestown, NY 14701	Owned	1997
106 East Main Street
Westfield, NY 14787	Owned	1998
Erie County branches
5751 Transit Road
East Amherst, NY 14051	Owned	2003
3111 Union Road
Orchard Park, NY 14127	Owned	2003
59 Main Street
Hamburg, NY 14075	Leased(3)	2005
3438 Delaware Avenue
Kenmore, NY 14217	Owned	2008
570 Dick Road
Depew, NY 14043	Leased(4)	2009
4950 Main Street
Snyder, NY 14226	Owned	2012
Administrative Offices:
125 East Fourth Street
Dunkirk, NY 14048	Owned	1995
123 East Fourth Street
Dunkirk, NY 14048	Owned	2001
415 Washington Avenue
Dunkirk, NY 14048	Owned	2010
4 Brewer Place
Westfield, NY 14787	Owned	2019

(1) The building is owned.  Additional parking lot is leased.  The lease expires in 2022.
(2) The building is owned.  The land is leased. The lease expires in 2020, but has an option for a five-year renewal.

(3) The lease expires in 2028.

(4) The lease expires in 2024, but has an option for a five-year renewal at expiration.

Item 3. Legal Proceedings.

At December 31, 2019, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Lake Shore Bancorp, Inc. common stock trades on the Nasdaq Global Market under the symbol “LSBK”.

The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend, dependent upon certain factors such as our earnings, financial condition, capital requirements, regulatory limitations on the payment of dividends, and other relevant factors. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue.  Refer to Part I, Item 1. “Business – Supervision and Regulation - Federal Banking Regulations - Capital Distributions” and “Business – Supervision and Regulation - Holding Company Regulation - Source of Strength and Waivers of Dividends by Lake Shore, MHC” and Part I, Item 1a. “Risk Factors – Risks Related to Regulatory Compliance” above for information on the possible restriction of dividend payments and MHC dividend waivers.

As of March 26,  2020, there were 726  stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) of Lake Shore Bancorp, Inc. common stock.

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

October 1 through October 31, 2019	6,500	$14.95	6,500	109,739
November 1 through November 30, 2019	12,700	15.14	12,700	97,039
December 1 through December 31, 2019	-	-	-	97,039
Total	19,200	$15.08	19,200	97,039

(1)

On September 6, 2019, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 116,239 shares of our outstanding common stock. This amount represented approximately 5% of our outstanding common stock not owned by the MHC as of September 6, 2019. The repurchase plan does not have an expiration date and superseded the prior Board of Directors approved stock repurchase plan from May 16, 2018, which had no remaining shares available to purchase at September 6, 2019.

Item 6.  Selected Financial Data.

Our selected consolidated financial and other operational data is set forth below, which is derived in part from, and should be read in conjunction with, our audited consolidated financial statements and notes thereto as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017, beginning on page F-1 of this Form 10-K. Our selected consolidated financial and other operational data as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2016 and 2015 are from audited consolidated financial statements and notes not included in this Form 10-K.

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Selected financial condition data:
Total assets	$610,869	$545,708	$518,977	$489,174	$473,385
Loans, net	470,816	392,471	365,063	326,365	297,101
Securities available for sale	71,201	86,193	80,421	86,335	113,213
Federal Home Loan Bank stock	2,055	1,545	1,631	1,340	1,454
Total cash and cash equivalents	30,289	30,751	40,913	45,479	34,227
Total deposits	483,476	432,458	405,153	385,893	369,155
Long-term debt	34,650	24,650	26,950	18,950	21,150
Total stockholders' equity	82,840	79,804	78,375	76,030	73,876
Allowance for loan losses	4,267	3,448	3,283	2,882	1,985
Non-performing loans	3,547	3,218	3,833	5,866	4,668
Non-performing assets	4,326	3,896	4,268	6,278	5,380

	For the year ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Selected operating data:
Interest income	$24,267	$21,536	$19,408	$17,518	$17,587
Interest expense	5,197	3,602	2,630	2,294	2,757
Net interest income	19,070	17,934	16,778	15,224	14,830
Provision for loan losses	900	390	510	1,125	400
Net interest income after provision for loan losses	18,170	17,544	16,268	14,099	14,430
Total non-interest income	2,492	2,474	2,655	4,070	2,707
Total non-interest expense	15,920	15,433	14,360	13,879	13,083
Income before income taxes	4,742	4,585	4,563	4,290	4,054
Income taxes	655	585	1,185	775	716
Net income	$4,087	$4,000	$3,378	$3,515	$3,338
Basic earnings per common share	$0.68	$0.66	$0.55	$0.58	$0.57
Diluted earnings per common share	$0.68	$0.66	$0.55	$0.58	$0.56
Dividends declared per share	$0.48	$0.40	$0.32	$0.28	$0.28

	At or for the year ended December 31,
	2019	2018	2017	2016	2015
Selected financial ratios and other data
Performance ratios:
Return on average assets	0.71%	0.75%	0.67%	0.74%	0.70%
Return on average equity	4.99%	5.07%	4.34%	4.58%	4.57%
Dividend payout ratio(1)	70.59%	60.61%	58.18%	48.28%	50.00%
Interest rate spread(2)	3.34%	3.43%	3.45%	3.29%	3.18%
Net interest margin(3)	3.58%	3.61%	3.61%	3.44%	3.34%
Efficiency ratio(4)	73.83%	75.62%	73.89%	71.93%	74.60%
Non-interest expense to average total assets	2.77%	2.88%	2.86%	2.91%	2.73%
Average interest-earning assets to average interest-bearing liabilities	124.61%	125.68%	128.07%	129.18%	125.03%
Book value per share(5)	$13.98	$13.29	$12.85	$12.49	$12.31

Capital ratios:
Common Equity Tier 1 capital to risk-weighted assets(6)	17.09%	19.70%	20.82%	22.23%	24.21%
Total risk-based capital to risk-weighted assets(6)	18.02%	20.59%	21.75%	23.15%	24.93%
Tier 1 risk-based capital to risk-weighted assets(6)	17.09%	19.70%	20.82%	22.23%	24.21%
Tangible capital to tangible assets(6)	13.01%	13.99%	14.40%	14.73%	14.31%
Tier 1 leverage (core) capital to adjustable tangible assets(6)	13.01%	13.99%	14.40%	14.73%	14.31%
Equity to total assets	13.56%	14.62%	15.10%	15.54%	15.61%

Asset quality ratios:
Non-performing loans as a percent of total net loans	0.75%	0.82%	1.05%	1.80%	1.57%
Non-performing assets as a percent of total assets	0.71%	0.71%	0.82%	1.28%	1.14%
Allowance for loan losses as a percent of total net loans	0.91%	0.88%	0.90%	0.88%	0.67%
Allowance for loan losses as a percent of non-performing loans	120.30%	107.15%	85.65%	49.13%	42.52%

Other data:
Number of full service offices	11	11	11	11	11
Number of full-time equivalent employees	113	114	111	106	109

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

Management Strategy

Our Reputation.  Our primary management strategy has been to maintain our position as an authentic community bank, locally headquartered in Western New York, with over 128 years of service to our community.  Our management team strives to accomplish this goal by continuing to emphasize our exceptional individualized customer service and financial strength, continued community involvement, effective risk management, strong capital levels, technological services and penetration in our market areas via organic growth of loans and deposits.

Branding and Marketing.  We currently operate eleven full-service branch offices throughout Western New York, where our branch teams initiate and develop both consumer and commercial customer relationships in and around the surrounding market areas.  We offer concierge banking services, together with our online and mobile customer conveniences, creating a truly individualized approach for customers to manage their finances whenever, wherever and however they wish.  As a true local bank, we pride ourselves on offering competitive products delivered with the individualized service our customers have come to expect.   Our experienced team of commercial bankers can meet the needs of nearly any type of business through a variety of checking and credit products, and banking services. The retail banking team located in our branch offices focuses on meeting the deposit and lending needs of all consumers through-out various life stages. Our team members live and work right here in our Western New York communities and can fully understand the specific challenges and opportunities our customers face daily. As the banking industry continues to evolve to meet the rapidly increasing demands of those we serve, specifically in the area of technological conveniences, we must continually listen keenly to our customers, and remain proactive in our efforts to provide the unparalleled service they have come to expect.  From local decision-making, responding quickly and efficiently to customer needs, and utilizing technology to level the playing field with our competitors, we are committed to developing long-term relationships with our customers.  Staying true to our local roots and mission of “Putting People First” continues to uniquely position us as a bank of choice in Western New York.

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

Due to the interest rate risk inherent in holding long-term, fixed rate one- to four-family real estate loans in our portfolio, we have been strategically focused on increasing the originations of commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. We have also focused on commercial business lending to small businesses, including business installment loans, lines of credit and other commercial loans. These types of commercial loans are generally made at higher interest rates and for shorter terms than one- to four-family real estate loans, which reduces the Bank’s interest rate risk. At December 31, 2019 and 2018, our commercial real estate loan portfolio (including loans to finance the construction of commercial real estate) represented the largest holdings in our loan portfolio at 51.6% and 44.0%, respectively, of total loans.

At December 31, 2019 and 2018, residential one- to four-family mortgage loans (including loans to finance the construction of one- to four-family homes) represented the second largest holding in our loan portfolio at 32.8% and 39.5%, respectively, of our total loan portfolio at such respective dates. We may sell low-yield long-term conforming fixed rate one- to four-family residential loans that we originated on the secondary market, as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate. During the year ended December 31, 2019, we sold $2.6 million of low-rate one- to four- family residential loans in the secondary market.  We typically retain servicing rights when we sell one- to four-family residential mortgage loans.

Commercial business loans, home equity loans and consumer loans provide diversification to our loan portfolio while meeting the needs of our customers.  As of December 31, 2019 and 2018, our commercial business loan portfolio represented 5.7% and 5.6%, respectively, of total loans, while the home equity loan portfolio represented 9.6% and 10.7%, of total loans, respectively.

Asset Quality. We remain committed to maintaining prudent underwriting standards and aggressively monitoring our loan portfolio to maintain asset quality. We introduce loan products only when we are confident that our staff has the necessary expertise to originate and administer such loans, and that sound underwriting and collection procedures are in place. Our goal is to continue to improve our asset quality through prudent underwriting standards and the diligence of our loan collection personnel. At December 31, 2019, our ratio of non-performing loans to total net loans was 0.75% as compared to 0.82% at December 31, 2018.

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

At December 31, 2019 and 2018, we had $71.2 million and $86.2 million, respectively, invested in securities available for sale, the majority of which are municipal securities and agency collateralized mortgage obligation securities (“CMOs”). At December 31, 2019, we had a $1.7 million net unrealized gain on the investment portfolio as compared to a $165,000 net unrealized gain as of December 31, 2018. The increase in the net unrealized gain during 2019 was due to a decrease in market interest rates, which had a positive impact on the market value of our securities portfolio as demand decreased for new-issue securities with lower rates.

RECENT MARKET CONDITIONS

Our financial condition and performance, as well as the ability of our borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services that we offer, are all highly dependent on the business environment in the market areas in which we operate and in the United States as a whole. During the first quarter of 2020, an outbreak of a novel strain of coronavirus (COVID-19), which was originally identified in Wuhan, China, has spread to a number of countries around the world, including the United States. COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities have had, are currently having and may for some time continue to have a destabilizing effect on financial markets and economic activity. The extent of the impact of COVID-19 on our operational and financial performance is currently uncertain, cannot be predicted and will depend on certain developments, including, among others, the duration and spread of COVID-19, its impact on our customers, employees and vendors, and governmental, regulatory and private sector responses, which may be precautionary, to the coronavirus.

In light of the changing economic outlook as a result of COVID-19, as well as other factors, including the possibility of an oil price war in March 2020, the 10-year Treasury yield has fallen to historic lows, and the equity markets have been significantly impacted. In response, the Federal Reserve reduced the target federal funds rate by 50 basis points on March 3, 2020, and then by an additional 100 basis points on March 15, 2020. The assets and liabilities of the Company may be significantly impacted by changes in interest rates. The Company is currently reviewing actions that it may take in response to these changes in the event that market turmoil continues for an extended period.

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

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2019			December 31, 2018			December 31, 2017
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$17,897	$369	2.06%	$32,109	$572	1.78%	$31,632	$270	0.85%
Securities(1)	81,288	2,526	3.11%	84,419	2,641	3.13%	80,536	2,448	3.04%
Loans	432,789	21,372	4.94%	379,617	18,323	4.83%	352,309	16,690	4.74%
Total interest-earning assets	531,974	24,267	4.56%	496,145	21,536	4.34%	464,477	19,408	4.18%
Other assets	43,245			39,849			37,527
Total assets	$575,219			$535,994			$502,004

Interest-bearing liabilities
Demand & NOW accounts	$52,642	$56	0.11%	$50,790	$58	0.11%	$50,543	$63	0.12%
Money market accounts	124,527	1,408	1.13%	114,212	825	0.72%	86,517	283	0.33%
Savings accounts	53,485	33	0.06%	52,740	30	0.06%	53,874	31	0.06%
Time deposits	166,118	2,994	1.80%	150,550	2,064	1.37%	147,764	1,703	1.15%
Borrowed funds & other interest-bearing liabilities	30,133	706	2.34%	26,486	625	2.36%	23,969	550	2.29%
Total interest-bearing liabilities	426,905	5,197	1.22%	394,778	3,602	0.91%	362,667	2,630	0.73%
Other non-interest bearing liabilities	66,346			62,304			61,521
Stockholders' equity	81,968			78,912			77,816
Total liabilities & stockholders' equity	$575,219			$535,994			$502,004
Net interest income		$19,070			$17,934			$16,778
Interest rate spread			3.34%			3.43%			3.45%
Net interest margin			3.58%			3.61%			3.61%

(1)	The tax equivalent adjustment for bank qualified municipal securities results in rates of 3.56%, 3.63% and 4.09% for the years ended December 31, 2019, 2018 and 2017, respectively.

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

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Compared to			Compared to
	Year Ended December 31, 2018			Year Ended December 31, 2017
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$80	$(283)	$(203)	$298	$4	$302
Securities	(18)	(97)	(115)	73	120	193
Loans, including fees	432	2,617	3,049	320	1,313	1,633
Total interest-earning assets	494	2,237	2,731	691	1,437	2,128
Interest-bearing liabilities:
Demand & NOW accounts	(4)	2	(2)	(5)	-	(5)
Money market accounts	503	80	583	428	114	542
Savings accounts	3	-	3	-	(1)	(1)
Time deposits	700	230	930	328	33	361
Total deposits	1,202	312	1,514	751	146	897
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	6	75	81	26	49	75
Total interest-bearing liabilities	1,208	387	1,595	777	195	972
Total change in net interest income	$(714)	$1,850	$1,136	$(86)	$1,242	$1,156

As shown in the above table, net interest income for the year ended December 31, 2019 has been affected most significantly by the increase in the average volume of loans, partially offset by the increase in average interest rates on interest-bearing liabilities, specifically average interest rates on deposit products.  Net interest rate spread decreased by nine basis points to 3.34% for the year ended December 31, 2019 as compared to 3.43% for the year ended December 31, 2018 as a result of a 31 basis points increase in average rates paid on interest bearing liabilities compared to a 22 basis points increase in average rates earned on interest earning assets.  Net interest margin decreased by three basis points to 3.58% for the year ended December 31, 2019 as compared to 3.61% for the prior year period.

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Total assets at December 31, 2019 were $610.9 million, an increase of $65.2 million, or 11.9%, from $545.7 million at December 31, 2018.  The increase in total assets was primarily due to a $78.3 million increase in loans receivable, net, partially offset by a $15.0 million decrease in securities available for sale.

Securities available for sale decreased by $15.0 million, or 17.4%, to $71.2 million at December 31, 2019 compared to $86.2 million at December 31, 2018.  The decrease was primarily due to the receipt of $18.8 million for maturities, prepayments and calls of securities which was partially offset by securities purchases of $2.3 million and a $1.5 million increase in unrealized gains on the securities portfolio during the year ended

December 31, 2019. The increase in unrealized gains on the securities portfolio was primarily due to a decrease in market interest rates during the year ended December 31, 2019, which increased the value of securities held in the portfolio.

Net loans receivable increased during the year ended December 31, 2019 as shown in the table below:

	At December 31,	At December 31,	Change
	2019	2018	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$154,749	$155,024	$(275)	(0.2)%
Home equity	45,250	41,830	3,420	8.2%
Commercial	211,220	150,475	60,745	40.4%
Construction - Commercial	32,299	22,252	10,047	45.2%
Total real estate loans	443,518	369,581	73,937	20.0%
Other Loans:
Commercial	26,720	21,825	4,895	22.4%
Consumer	1,297	1,156	141	12.2%
Total gross loans	471,535	392,562	78,973	20.1%
Allowance for loan losses	(4,267)	(3,448)	(819)	23.8%
Net deferred loan costs	3,548	3,357	191	5.7%
Loans receivable, net	$470,816	$392,471	$78,345	20.0%

(1)	Includes one- to four-family construction loans.

During 2019, we remained strategically focused on growing the volume of shorter duration commercial real estate and commercial business loans in our loan portfolio, while maintaining sound underwriting, in order to diversify our asset mix, to reduce interest rate risk and to increase our net interest margin.

Other assets increased $1.0 million, or 52.4%, from $1.9 million at December 31, 2018 to $3.0 million at December 31, 2019. The increase was primarily due to the recognition of lease assets on the consolidated statements of financial condition as a result of the adoption of ASU 2016-02 on January 1, 2019.

The table below shows changes in deposit balances by type of deposit account between December 31, 2019 and December 31, 2018:

	At December 31,	At December 31,	Change
	2019	2018	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$61,229	$55,327	$5,902	10.7%
Interest bearing	56,703	50,211	6,492	12.9%
Money market	141,398	119,885	21,513	17.9%
Savings	53,628	52,050	1,578	3.0%
Total core deposits	312,958	277,473	35,485	12.8%
Non-core Deposits
Time deposits	170,518	154,985	15,533	10.0%
Total deposits	$483,476	$432,458	$51,018	11.8%

The increase in money market and time deposit account balances was primarily due to the Company offering competitive interest rates in its market area to attract funds. Competition in our market area has increased as a result of new bank entrants. The growth in core deposits was the result of the Company’s continued strategic focus on growing lower-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

Our borrowings, consisting of advances from the FHLBNY, increased by $10.0 million, or 40.6%, from $24.7 million at December 31, 2018 to $34.7 million at December 31, 2019. The additional borrowings were used as part of a balance sheet management strategy to take advantage of lower interest rates in an effort to mitigate interest rate risk. Borrowing proceeds were also used to fund loan originations during 2019.

Total stockholders’ equity increased by $3.0 million, or 3.8%, from $79.8 million at December 31, 2018 to $82.8 million at December 31, 2019.  The increase in stockholders’ equity was primarily attributed to net income of $4.1 million and a $1.2 million increase in accumulated other comprehensive income, which was partially offset by dividend payments of $1.3 million and stock repurchases of $1.4 million during 2019.

Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018

General.    Net income was $4.1 million for the year ended December 31, 2019, or $0.68 per diluted share, an increase of $87,000, or 2.2%, compared to net income of $4.0 million, or $0.66 per diluted share, for the year ended December 31, 2018.  Net income for the year ended December 31, 2019 reflected a $1.1 million increase in net interest income and an $18,000 increase in non-interest income which was partially offset by a $510,000 increase in provision for loan losses, a $487,000 increase in non-interest expense and a $70,000 increase in income tax expense when compared to the year ended December 31, 2018.

Net Interest Income.  Net interest income increased by $1.1 million, or 6.3%, to $19.1 million for the year ended December 31, 2019 compared to $17.9 million for the year ended December 31, 2018.  Interest income and interest expense both increased for the year ended December 31, 2019 when compared to the year ended December 31, 2018. Interest rate spread and net interest margin were 3.34% and 3.58%, respectively, for the year ended December 31, 2019 compared to 3.43% and 3.61%, respectively, for the year ended December 31, 2018.

Interest Income.    Interest income increased by $2.7 million, or 12.7%, to $24.3 million for the year ended December 31, 2019 compared to $21.5 million for the year ended December 31, 2018 primarily due to an increase in loan interest income. Loan interest income increased by $3.0 million, or 16.6%, to $21.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a $53.2 million, or 14.0%, increase in the average balance of loans from $379.6 million for the year ended December 31, 2018 to $432.8 million for the year ended December 31, 2019. The average yield on the loan portfolio increased 11 basis points from 4.83% for the year ended December 31, 2018 to 4.94% for the year ended December 31, 2019. The increase in the average balance of loans and average yield on loans was primarily due to an increase in the average balance of higher yielding commercial real estate loans as a result of strong loan originations during the year ended December 31, 2019.

Investment interest income decreased $115,000, or 4.4%, to $2.5 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a decrease in the average balance of the investment portfolio from $84.4 million for the year ended December 31, 2018 to $81.3 million for the year ended December 31, 2019. The average balance decrease was primarily due to paydowns and calls received on the securities portfolio, which were only partially offset by securities purchases since December 31, 2018. The average yield on the investment portfolio decreased two basis points from 3.13% for the year ended December 31, 2018 to 3.11% for the year ended December 31, 2019.

Other interest income decreased by $203,000, or 35.5%, to $369,000 for the year ended December 31, 2019 compared to the year ended December 31, 2018. The average balance in other interest earning assets and Federal Funds sold decreased from $32.1 million for the year ended December 31, 2018 to $17.9 million for the year ended December 31, 2019 while the average yield increased to 2.06% for the year ended December 31, 2019 from 1.78% for the year ended December 31, 2018.  The decrease in the average balance of interest earning deposits and Federal Funds sold was primarily due to the use of excess cash to fund loan originations. The increase in the average yield was primarily due to higher average rates earned during most of 2019 on excess funds, as a result of the volatility in short term market rates since December 31, 2018.

Interest Expense.  Interest expense was $5.2 million, an increase of $1.6 million, or 44.3%, for the year ended December 31, 2019, when compared to the year ended December 31, 2018.  Interest paid on deposits increased by $1.5 million, or 50.9%, to $4.5 million for the year ended December 31, 2019 when compared to the year ended December 31, 2018. Interest expense was primarily impacted by a 41 and 43 basis points increase, respectively, in the average interest rates paid on money market and time deposit accounts. The increase was also due to a $28.5 million, or 7.7%, increase in average deposit balances for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The average balance of deposits for the year ended December 31, 2019 was $396.8 million with an average rate of 1.13% compared to an average balance of $368.3 million and an average rate of 0.81% for the year ended December 31, 2018. The increase in the average balance of interest-bearing deposits was primarily due to an increase in time deposits and money market accounts as a result of the Company offering higher rates on these deposit types to attract funds in its increasingly competitive market area.

The interest expense on short-term borrowings and long-term debt increased $85,000, or 15.5%, to $633,000 for the year ended December 31, 2019 when compared to the year ended December 31, 2018 primarily due to an increase in the average balance and average yield of advances from the FHLBNY. The average balance of advances from the FHLBNY for the year ended December 31, 2019 was $29.4 million with an average rate of 2.16% compared to an average balance of $25.7 million and an average rate of 2.13% for the year ended December 31, 2018. The increase in the average balance was due to additional borrowings that allowed the Bank to take advantage of low fixed-rates to fund loan growth and mitigate interest rate risk. The three basis points increase in the average rate paid on FHLBNY advances was primarily due to the volatility in short term market rates since December 31, 2018.

Provision for Loan Losses. A $900,000 provision to the allowance for loan losses was recorded during the year ended December 31, 2019, which was a $510,000, or 130.8%, increase in comparison to the provision recorded during the year ended December 31, 2018. The provision expense recorded during the year ended December 31, 2019 primarily reflected inherent losses on new loans as a result of a $79.0 million, or 20.1%, increase in total gross loans since December 31, 2018.  The 2019 provision expense also reflected a $4.2 million increase in criticized commercial real estate and commercial business loans. The increase in criticized commercial loans was primarily due to one commercial business loan relationship with a balance of $4.4 million, and one commercial real estate loan with a balance of $1.4 million as of December 31, 2019 being classified as special mention.  Both loans were performing as of December 31, 2019 and were well collateralized.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses.  The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors

The provision to the allowance for loan losses recorded during the year ended December 31, 2019 included an $847,000 net provision to account for inherent losses in the commercial real estate portfolio, including commercial construction loans as a result of organic growth, an increase in criticized and classified commercial real estate loans since December 31, 2018 and changes in relevant environmental and economic factors. A $23,000 net credit provision was recorded on the commercial business loan portfolio during the year ended December 31, 2019 that took into account changes in the related environmental factors used to qualitatively assess inherent loan losses on commercial business loans and changes in the historical average net charge-off rate, which was partially offset by a provision to account for inherent losses on the $4.9 million, or 22.4%, increase in commercial business loans since December 31, 2018 as a result of organic growth and an increase in criticized and classified commercial business loans during the year ended December 31, 2019. A $32,000 net provision was recorded for one-to four-family, home equity and consumer loans due to changes in the related environmental factors used to qualitatively assess inherent loan losses on these types of loans, partially offset by loan charge-offs during the year ended December 31, 2019. Lastly, a $44,000 provision was recorded on the unallocated provision for loan losses, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the year ended December 31, 2018, the Company recorded a $390,000 provision to the allowance for loan losses.  The provision consisted of a $440,000 net provision for commercial real estate loans (including commercial construction loans), primarily to account for inherent losses on new loans due to organic growth and to account for charge-offs on two previously impaired commercial real estate loans that were foreclosed upon during the third quarter of 2018.   A $38,000 net credit provision was recorded for commercial business loans as a result of a decrease in this loan portfolio since December 31, 2017, which was partially offset by a provision to reflect an increase in criticized and classified loans in this portfolio. During 2018, there was a $35,000 net credit provision on one-to four-family, home equity and consumer loans primarily due to changes in the related environmental factors used to qualitatively assess inherent loan losses and a decrease in the historical average net charge-off rate for these loan types over the last five years, partially offset by net charge-offs recorded during the year ended December 31, 2018. During the year ended December 31, 2018, a provision of $23,000 was recorded to adjust the unallocated portion of the allowance primarily due to the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 5 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-interest Income.    Non-interest income increased by $18,000, or 0.7%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily attributed to a $108,000 increase in earnings on bank owned life insurance, a $55,000 increase in gains on the sale of loans and a $43,000 increase in unrealized gain on equity securities for the year ended December 31, 2019 when compared to 2018. These increases were partially offset by a $91,000 decrease in recoveries of previously impaired investment securities, a $35,000 decrease in service charges and fees, a $33,000 unrealized loss on a derivative contract and a $27,000 decrease in other income during the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Non-interest Expenses.  Non-interest expenses increased by $487,000, or 3.2%, from $15.4 million for the year ended December 31, 2018 to $15.9 million for the year ended December 31, 2019.  Salaries and employee benefits increased by $395,000, or 4.7%, primarily due to annual salary increases, incentives and retirement expenses partially offset by lower stock compensation expenses and higher deferred salary expense related to loan originations.  Occupancy and equipment increased by $127,000, or 5.4%, primarily due to increases in equipment, software and technology maintenance and depreciation, building maintenance and property taxes. Advertising expenses increased by $102,000, or 16.8%, due to the development of marketing campaigns and an increase in sponsorships. Data processing expense increased $23,000 primarily due to an increase in the number of customer accounts and transactions and other expenses increased $39,000 primarily due to an increase in telephone and communication expenses resulting from a transition to a new telecommunications provider.  These increases were partially offset by a decrease in professional expenses of $123,000, or 12.5%, primarily due to a decrease in legal expenses and a decrease in FDIC insurance expense of $76,000, or 51.0%, due to the receipt of small bank assessment credits during the year ended December 31, 2019.

Income Taxes Expense.    Income tax expense increased by $70,000, or 12.0%, from $585,000 for the year ended December 31, 2018 to $655,000 for the year ended December 31, 2019. The increase was primarily due to an increase in the effective tax rate and an increase in income before taxes. The effective tax rate for the year ended December 31, 2019 was 13.8%, while the effective tax rate for the year ended December 31, 2018 was 12.8%. The increase in the effective tax rate was primarily due to a decrease in the mix of tax-exempt income derived from our municipal bond portfolio in relation to our pre-tax income for the current year.

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

Interest Expense.  Interest expense increased by $972,000, or 37.0%, to $3.6 million for the year ended December 31, 2018 when compared to the year ended December 31, 2017 primarily due to an increase in interest paid on deposits.  Interest paid on deposits increased by $897,000, or 43.1%, to $3.0 million for the year ended December 31, 2018 when compared to the year ended December 31, 2017. Interest expense was primarily impacted by a 39 and 22 basis points increase, respectively, in the average interest rates paid on money market and time deposit accounts as a result of the increase in short term market interest rates since December 31, 2017. The increase in deposit interest expense was also due to an increase in the average balance of deposits since December 31, 2017; specifically a $27.7 million increase in average money market account balances and a $2.8 million increase in average time deposit balances. The increase in the average balance of money market accounts was primarily due to competitive rates being offered on these products in an effort to attract funds for loan growth. The average balance and average yield of the deposit portfolio during the year ended December 31, 2018 was $368.3 million and 0.81%, respectively, as compared to $338.7 million and 0.61%, respectively, for the year ended December 31, 2017.

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

The $390,000 provision recorded during the year ended December 31, 2018 was a result of a comprehensive evaluation that is completed on a quarterly basis.  The quarterly evaluations reflect analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.  The provision consisted of a $537,000 net provision for commercial real estate loans, which included a $326,000 general allowance on performing commercial real estate loans, primarily due to a $27.7 million, or 22.6%, increase in this segment of the loan portfolio since December 31, 2017, to reflect inherent losses within the portfolio. The provision for commercial real estate loans also consisted of a $181,000 specific allowance related to charge-offs on two previously impaired commercial real estate loans that were foreclosed upon during the year ended December 31, 2018 and a $30,000 specific allowance related to the impairment of one commercial real estate loan during the year ended December 31, 2018. A $97,000 credit provision on construction – commercial real estate loans was recorded as a result of an $8.6 million, or 27.8%, decrease in this segment of the loan portfolio since December 31, 2017. A a $38,000 net credit provision was recorded for commercial business loans, which included a $59,000 credit provision as a result of a $5.8 million, or 21.0%, decrease in this segment of the loan portfolio since December 31, 2017, which was partially offset by a $21,000 net provision to reflect an increase in reserves on criticized and classified commercial business loans.

During the year ended December 31, 2018, there was a $35,000 net credit provision on one-to four-family, home equity, construction – one- to four- family  and consumer loans which reflected a $77,000 credit provision for changes in the related environmental factors used to qualitatively assess inherent loan losses and an $18,000 credit provision to reflect a decrease in the historical average net charge-off rate for these loan types over the last five years; which was partially offset by a $14,000 provision associated with the net $14.0 million, or 7.6%, increase in loan growth for these loan types during 2018 to reflect inherent losses on new loan originations and a $46,000 specific provision related to net charge-offs recorded on these loan types during the year ended December 31, 2018. During 2018, the Company recorded a $23,000 unallocated provision for loan losses to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

During the year ended December 31, 2017, the Company recorded a $510,000 provision to the allowance for loan losses.  The provision consisted of a $217,000 provision on commercial business loans, primarily due to a $7.2 million, or 35.0%, increase in the commercial business loan portfolio since December 31, 2016, to reflect inherent losses on new loan originations.  The provision recorded on commercial business loans was also due to an $865,000 increase in criticized and classified loans in this portfolio since December 31, 2016.  A $197,000 general allowance was recorded on performing construction loans, primarily due to an $18.5 million, or 149.6%, increase in the construction loan portfolio since December 31, 2016, to reflect inherent losses within the portfolio. A $65,000 net credit provision for commercial real estate loans was recorded, which included a $390,000 decrease in reserves for impaired commercial real estate loans, primarily due to an increase in the estimated value of collateral for one impaired commercial real estate loan, as a result of an increase in the occupancy rate and a $176,000 credit provision for changes in the related environmental factors used to qualitatively assess inherent loan losses on commercial real estate loans, which was partially offset by a $211,000 provision to reflect inherent risk associated with growth in commercial real estate loan originations (the commercial real estate loan portfolio increased by $15.5 million, or 14.5%, since December 31, 2016), a $215,000 provision for the downgrade of certain performing commercial loan relationships and a $75,000 charge-off on one foreclosed loan.  A $118,000 provision was recorded for one-to four-family, home equity and consumer loans to reflect an increase in the historical average net charge-offs for these loan types over the last five years and for net charge-offs recorded during the year ended December 31, 2017 and a $43,000 unallocated provision for loan losses was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions and funds provided from operations.  We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of December 31, 2019, the maximum amount that we could borrow from the FHLBNY was $111.3 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At December 31, 2019, we had outstanding advances under this agreement of $34.7 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.9 million and a fair value of $11.2 million as of December 31, 2019. There were no balances outstanding with the Federal Reserve Bank at December 31, 2019. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of December 31, 2019.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the year ended December 31, 2019, we originated loans of approximately $169.2 million as compared to approximately $130.6 million of loans originated during the year ended December 31, 2018.  Loan originations exceeded principal repayments and other deductions in 2019 by $80.1 million. Purchases of investment securities totaled $2.3 million and $16.2 million for the years ended December 31, 2019 and 2018, respectively.  These activities were funded primarily through deposit growth, principal payments received on loans and securities, borrowings and cash reserves.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date.  The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources.  Total deposits were $483.5 million at December 31, 2019, as compared to $432.5 million at December 31, 2018.  The total deposit growth was in core deposits and time deposits and the growth was primarily attributed to the Company’s offering of higher interest rates to attract funding in its increasingly competitive market area.  Time deposit accounts scheduled to mature within one year were $90.1 million at December 31, 2019.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures in 2020. We do not have any balloon or other payments due on any long-term obligations, other than the borrowing agreements noted above.

Off-Balance Sheet Arrangements

Our off-balance sheet items include loan commitments as described in Note 16 in the Notes to our Audited Consolidated Financial Statements and an interest swap agreement for a notional amount of $3.0 million, which is not designated as a hedging instrument and does not have a material impact on our Consolidated Statements of Income.  At December 31, 2019, we had loan commitments to borrowers of approximately $26.9 million and overdraft lines of credit, unused home equity lines of credit, and unused commercial lines of credit of approximately $61.3 million.  We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2019.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that exempts the Company from such attestation and requires only management’s report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2019 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2019 fiscal year end.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2019 fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2019 fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2019 fiscal year end.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2019 fiscal year end.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

15(a)(1)  Financial Statements.  The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Financial Condition as of December 31, 2019 and 2018
•	Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017
•	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
•	Notes to Consolidated Financial Statements

15(a)(2)  Financial Statement Schedules.  Schedules are omitted because they are not required or the information is provided elsewhere in the Consolidated Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3)  Exhibits.  The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Charter of Lake Shore Bancorp, Inc.[1]
3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[2]
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.[3]
4.2	Form of Restricted Stock Award Notice[4]
4.3	Form of Stock Option Certificate[4]
4.4	Description of Common Stock*
10.1	Amended and Restated Employment Agreement between Daniel P. Reininga and Lake Shore Savings Bank and Lake Shore Bancorp, Inc.[5]
10.2	Change in Control Agreement between Jeffery M. Werdein and Lake Shore Savings Bank and Lake Shore Bancorp, Inc.[6]
10.3	Amended and Restated Change of Control Agreement between Rachel A. Foley and Lake Shore Savings Banks and Lake Shore Bancorp, Inc.[7]
10.4	Amended and Restated Severance Pay Plan of Lake Shore Savings Bank[8]
10.5	2015 Executives Supplemental Benefit Plan I9
10.6	Amended and Restated 2015 Executives Supplemental Benefit Plan II10
10.7	2015 Directors Supplemental Benefit Plan I11
10.8	Amended and Restated 2015 Directors Supplemental Benefit Plan II12
10.9	Lake Shore Bancorp, Inc. 2006 Stock Option Plan[13]
10.10	Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan[13]
10.11	Amended and Restated 2017 Supplemental Executive Retirement Plan for Daniel P. Reininga[14]
10.12	2015 Executives Supplemental Benefit Plan II amended and restated joinder agreement for Rachel A. Foley[15]
10.13	2015 Executives Supplemental Benefit Plan II joinder agreement for Jeffery M. Werdein[16]
10.14	Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan[17]
10.15	Retention Agreement between Lake Shore Savings Bank and Jeffrey Werdein[18]
21.1	Subsidiaries of Lake Shore Bancorp, Inc.*
23.1	Consent of Baker Tilly Virchow Krause, LLP*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

_____________________

*Filed herewith.

[1]	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).
[2]	Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on July 24, 2019.
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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2020.

Lake Shore Bancorp, Inc.
By:/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer Date: March 27, 2020

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Susan C. Ballard Susan C. Ballard	Director	March 27, 2020
/s/ Tracy S. Bennett Tracy S. Bennett	Director	March 27, 2020
/s/ Sharon E. Brautigam Sharon E. Brautigam	Director	March 27, 2020
/s/ David C. Mancuso David C. Mancuso	Director	March 27, 2020
/s/ John P. McGrath John P. McGrath	Director	March 27, 2020
/s/ Jack L. Mehltretter Jack L. Mehltretter	Director	March 27, 2020
/s/ Ronald J. Passafaro Ronald J. Passafaro	Director	March 27, 2020
/s/ Daniel P. Reininga Daniel P. Reininga	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2020
/s/ Kevin M. Sanvidge Kevin M. Sanvidge	Vice Chairman of the Board	March 27, 2020
/s/ Gary W. Winger Gary W. Winger	Chairman of the Board	March 27, 2020
/s/ Nancy L. Yocum Nancy L. Yocum	Director	March 27, 2020

/s/ Rachel A. Foley Rachel A. Foley	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 27, 2020
/s/ Steven W. Schiavone Steven W. Schiavone	Controller (Principal Accounting Officer)	March 27, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Lake Shore Bancorp, Inc. and Subsidiary:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Lake Shore Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Pittsburgh, Pennsylvania

March 27, 2020

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2019	2018
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,884	$8,880
Interest earning deposits	22,405	3,244
Federal funds sold	-	18,627
Cash and Cash Equivalents	30,289	30,751
Securities available for sale	71,201	86,193
Federal Home Loan Bank stock, at cost	2,055	1,545
Loans receivable, net of allowance for loan losses 2019 $4,267; 2018 $3,448	470,816	392,471
Premises and equipment, net	9,415	9,417
Accrued interest receivable	2,153	1,913
Bank owned life insurance	21,969	21,469
Other assets	2,971	1,949
Total Assets	$610,869	$545,708
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$422,247	$377,131
Non-interest bearing	61,229	55,327
Total Deposits	483,476	432,458
Long-term debt	34,650	24,650
Advances from borrowers for taxes and insurance	3,233	3,134
Other liabilities	6,670	5,662
Total Liabilities	528,029	465,904
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,924,339 shares outstanding at December 31, 2019 and 6,827,741 shares issued and 6,004,664 shares outstanding at December 31, 2018	68	68
Additional paid-in capital	31,078	30,916
Treasury stock, at cost (912,175 shares at December 31, 2019 and 823,077 shares at December 31, 2018)	(10,184)	(8,805)
Unearned shares held by ESOP	(1,364)	(1,449)
Unearned shares held by compensation plans	(39)	(200)
Retained earnings	61,950	59,145
Accumulated other comprehensive income	1,331	129
Total Stockholders' Equity	82,840	79,804
Total Liabilities and Stockholders' Equity	$610,869	$545,708

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$21,372	$18,323	$16,690
Investment securities, taxable	1,138	1,050	800
Investment securities, tax-exempt	1,388	1,591	1,648
Other	369	572	270
Total Interest Income	24,267	21,536	19,408
Interest Expense
Deposits	4,491	2,977	2,080
Short-term borrowings	46	-	-
Long-term debt	587	548	468
Other	73	77	82
Total Interest Expense	5,197	3,602	2,630
Net Interest Income	19,070	17,934	16,778
Provision for Loan Losses	900	390	510
Net Interest Income after Provision for Loan Losses	18,170	17,544	16,268
Non-Interest Income
Service charges and fees	1,818	1,853	1,797
Earnings on bank owned life insurance	500	392	358
Unrealized gain on equity securities	43	2	-
Unrealized (loss) on interest rate swap	(80)	(47)	-
Recovery on previously impaired investment securities	54	145	135
Gain on sale of securities available for sale	-	-	244
Net gain on sale of loans	67	12	14
Other	90	117	107
Total Non-Interest Income	2,492	2,474	2,655
Non-Interest Expenses
Salaries and employee benefits	8,774	8,379	7,627
Occupancy and equipment	2,477	2,350	2,286
Data processing	1,351	1,328	1,258
Professional services	858	981	872
Advertising	708	606	596
Postage and supplies	248	248	257
FDIC insurance	73	149	149
Other	1,431	1,392	1,315
Total Non-Interest Expenses	15,920	15,433	14,360
Income before Income Taxes	4,742	4,585	4,563
Income Tax Expense	655	585	1,185
Net Income	$4,087	$4,000	$3,378
Basic and diluted earnings per common share	$0.68	$0.66	$0.55
Dividends declared per share	$0.48	$0.40	$0.32

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net Income	$4,087	$4,000	$3,378
Other Comprehensive Income (Loss), net of tax expense (benefit):
Unrealized holding gains (losses) on securities available for sale, net of tax expense (benefit)	1,244	(703)	(341)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(42)	(115)	(89)
Net gain on sale of securities included in net income, net of tax expense	-	-	(161)
Total Other Comprehensive Income (Loss)	1,202	(818)	(591)
Total Comprehensive Income	$5,289	$3,182	$2,787

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2019, 2018 and 2017

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income (Loss)	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2017	$68	$30,532	$(7,300)	$(1,620)	$(578)	$53,546	$1,382	$76,030
Net income	-	-	-	-	-	3,378	-	3,378
Other comprehensive loss, net of tax benefit of $305	-	-	-	-	-	-	(591)	(591)
Stock options exercised (505 shares)	-	4	-	-	-	-	-	4
ESOP shares earned (7,935 shares)	-	41	-	85	-	-	-	126
Stock based compensation	-	44	-	-	-	-	-	44
Compensation plan shares granted (27,348 shares)	-	-	270	-	(270)	-	-	-
Compensation plan shares forfeited (1,104 shares)	-	-	(10)	-	10	-	-	-
Compensation plan shares earned (27,909 shares)	-	98	-	-	298	-	-	396
Purchase of treasury stock, at cost (17,100 shares)	-	-	(269)	-	-	-	-	(269)
Cash dividends declared ($0.32 per share)	-	-	-	-	-	(743)	-	(743)
Balance - December 31, 2017	$68	$30,719	$(7,309)	$(1,535)	$(540)	$56,181	$791	$78,375
Net income	-	-	-	-	-	4,000	-	4,000
Other comprehensive loss, net of tax benefit of $217	-	-	-	-	-	-	(818)	(818)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	-	-	-	-	-	(156)	156	-
ESOP shares earned (7,935 shares)	-	44	-	86	-	-	-	130
Stock based compensation	-	45	-	-	-	-	-	45
Compensation plan shares granted (5,329 shares)	-	-	50	-	(50)	-	-	-
Compensation plan shares forfeited (10,433 shares)	-	-	(98)	-	98	-	-	-
Compensation plan shares earned (28,315 shares)	-	108	-	-	292	-	-	400
Purchase of treasury stock, at cost (88,555 shares)	-	-	(1,448)	-	-	-	-	(1,448)
Cash dividends declared ($0.40 per share)	-	-	-	-	-	(880)	-	(880)
Balance - December 31, 2018	$68	$30,916	$(8,805)	$(1,449)	$(200)	$59,145	$129	$79,804

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income (Loss)	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2019	$68	$30,916	$(8,805)	$(1,449)	$(200)	$59,145	$129	$79,804
Net income	-	-	-	-	-	4,087	-	4,087
Other comprehensive income, net of tax expense of $319	-	-	-	-	-	-	1,202	1,202
Cumulative effect of adoption of ASU 2016-02 Leases (Topic 842) (net of $2 tax benefit effect)	-	-	-	-	-	(10)	-	(10)
Stock options exercised (17,773 shares)	-	6	-	-	-	-	-	6
ESOP shares earned (7,935 shares)	-	35	-	85	-	-	-	120
Stock based compensation	-	44	-	-	-	-	-	44
Compensation plan shares granted (5,186 shares)	-	-	49	-	(49)	-	-	-
Compensation plan shares forfeited (860 shares)	-	-	(9)	-	9	-	-	-
Compensation plan shares earned (19,814 shares)	-	77	-	-	201	-	-	278
Purchase of treasury stock, at cost (93,424 shares)	-	-	(1,419)	-	-	-	-	(1,419)
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(1,272)	-	(1,272)
Balance - December 31, 2019	$68	$31,078	$(10,184)	$(1,364)	$(39)	$61,950	$1,331	$82,840

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,087	$4,000	$3,378
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	48	83	110
Net amortization of deferred loan costs	598	576	622
Provision for loan losses	900	390	510
Recovery on previously impaired investment securities	(54)	(145)	(135)
Unrealized gain on equity securities	(43)	(2)	-
Gain on sale of investment securities	-	-	(244)
Unrealized loss on interest rate swap	80	47	-
Originations of loans held for sale	(3,248)	(944)	(1,069)
Proceeds from sales of loans held for sale	3,315	956	1,083
Gain on sale of loans held for sale	(67)	(12)	(14)
Depreciation and amortization	809	774	852
Deferred income tax (benefit) expense	(41)	135	219
Increase in bank owned life insurance, net	(500)	(392)	(358)
ESOP shares committed to be released	120	130	126
Stock based compensation expense	322	445	440
Increase in accrued interest receivable	(240)	(112)	(201)
(Increase) decrease in other assets	(480)	(18)	62
Writedowns of foreclosed real estate	33	40	65
Increase in other liabilities	197	163	381
Net Cash Provided by Operating Activities	5,836	6,114	5,827
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Sales	-	-	6,510
Maturities, prepayments and calls	18,827	9,426	12,002
Purchases	(2,265)	(16,169)	(13,225)
Purchases of Federal Home Loan Bank Stock	(510)	(20)	(375)
Redemptions of Federal Home Loan Bank Stock	-	106	84
Loan origination and principal collections, net	(80,053)	(30,122)	(40,309)
Proceeds from sale of foreclosed real estate	81	1,510	331
Additions to premises and equipment	(810)	(818)	(1,480)
Purchase of bank owned life insurance	-	(3,000)	-
Net Cash Used in Investing Activities	(64,730)	(39,087)	(36,462)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	51,018	27,305	19,260
Net increase (decrease) in advances from borrowers for taxes and insurance	99	134	(183)
Proceeds from issuance of long-term debt	16,250	1,500	9,700
Repayment of long-term debt	(6,250)	(3,800)	(1,700)
Proceeds from stock options exercised	6	-	4
Purchase of treasury stock	(1,419)	(1,448)	(269)
Cash dividends paid	(1,272)	(880)	(743)
Net Cash Provided by Financing Activities	58,432	22,811	26,069
Net Decrease in Cash and Cash Equivalents	(462)	(10,162)	(4,566)
CASH AND CASH EQUIVALENTS - BEGINNING	30,751	40,913	45,479
CASH AND CASH EQUIVALENTS - ENDING	$30,289	$30,751	$40,913

	Years Ended December 31,
	2019	2018	2017

	(Dollars in thousands)
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$5,181	$3,596	$2,605
Income taxes paid	$770	$529	$920
Right of use asset recognized	$904	$-	$-
Right of use liability recognized	$916	$-	$-

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$212	$1,928	$554

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

The MHC, whose activity is not included in these consolidated financial statements, held 3,636,875 shares, or 61.4% of the Company’s outstanding common stock as of December 31, 2019.

Charter

Lake Shore Bancorp, Inc. and the parent mutual holding company, Lake Shore, MHC are federally chartered and regulated by the Federal Reserve Board.  Lake Shore Savings Bank, subsidiary of Lake Shore Bancorp, Inc., is a federally chartered savings bank and regulated by the Office of the Comptroller of the Currency (the “OCC”).

Regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) prohibit the waiver of dividends by the MHC unless the waiver has been approved by its members, consisting of depositors of the Bank.  The MHC held a special meeting on February 5, 2020 of its members to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.50 per share that may be declared by the Company in the twelve months subsequent to the approval of the proposal by members.  At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve for final approval of the dividend waiver. As of February 28, 2020, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 5, 2021. In prior periods, the MHC elected to waive its right to receive cash dividends upon receipt of the non-objection of the Federal Reserve Board. The waiving of dividends by the MHC will increase Company resources available for stock repurchases, payment of dividends to minority stockholders, and investments. As of December 31, 2019, the MHC elected to waive approximately $12.4 million on a cumulative basis. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

Nature of Business

The Company’s primary business is the ownership and operation of its subsidiary, the Bank.  The Bank is engaged primarily in the business of retail banking through eleven branch offices located in Erie and Chautauqua Counties of New York State.  Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are commercial real estate loans and residential mortgages.

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

Use of Estimates

To prepare these consolidated financial statements in conformity with GAAP, management of the Company made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reporting of revenue, expenses and notes to the consolidated financial statements.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, securities valuation estimates, evaluation of impairment of securities, income taxes and deferred compensation liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest earning deposits at other financial institutions and overnight federal funds sold which are generally sold for one to three-day periods.

Investment Securities

All debt securities are classified as available for sale and are carried at fair value with unrealized gains and losses, net of the related deferred income tax effect, excluded from earnings and reported as a separate component of accumulated other comprehensive income until realized.    Equity securities are also measured at fair value with changes in the fair value recognized in the non-interest income component of the consolidated statements of income.  Realized gains and losses on securities transactions are reported in earnings and computed  using the specific identification method.

When the fair value of a debt or equity security is less than its amortized cost basis, the security is evaluated for other-than-temporary impairment (“OTTI”). Impairment is assessed at the individual security level. This assessment considers factors such as the severity, length of time and anticipated recovery period of the impairment, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the issuer’s financial condition, capital strength, the presence of credit enhancements, if any, and near-term prospects. The Company also considers its intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value, or until maturity. The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, and the Company’s intent and ability to retain the security require considerable judgment.

When impairment of a debt security is considered other-than-temporary, the amount of OTTI recorded as a loss within non-interest income and thereby recognized in earnings depends on (1) whether the Company intends to sell the security, (2) whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or (3) if the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. If the Company intends to (has decided to) sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value. If the Company does not intend to sell the debt security and it is not more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, OTTI is separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss is recognized against earnings. The amount related to other market factors is recognized in other comprehensive income, net of applicable taxes. For equity securities, the entire amount of OTTI is recognized in in earnings.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost on the consolidated statements of financial condition.

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

Commercial real estate loans and commercial business loans that are considered impaired are reviewed individually to assess the likelihood and severity of loss exposure. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. Factors considered by management in determining impairment include payment status, collateral value, cash flow and the probability of collecting scheduled principal and interest payments when due.  Loans subject to individual review are, where appropriate, reserved for according to the present value of expected future cash flows available to repay the loan or the estimated fair value less estimated selling costs of the collateral, if the loan is collateral dependent.  Commercial loans excluded from individual assessment, as well as smaller balance homogeneous loans, such as consumer, residential real estate and home equity loans, are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  The Company does not separately identify individual consumer, home equity, or residential real estate loans for impairment disclosure, unless the loan has been modified as a troubled debt restructuring.

The Company records cash receipts on impaired loans that are non-performing as a reduction to principal before applying amounts to interest or late charges unless specifically directed otherwise by the Bankruptcy Court. The Company may continue to recognize interest income on impaired loans where there is no confirmed loss.

Loans may be periodically modified in a troubled debt restructuring (“TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. Generally, we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of a modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or charge-off to the allowance.

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

Foreclosed real estate was $779,000 and $678,000 at December 31, 2019 and 2018, respectively, and was included as a component of other assets in the consolidated statements of financial condition.  Proceeds from the sale of foreclosed real estate for the years ended December 31, 2019, 2018 and 2017 were $81,000,  $1.5 million, and $331,000, respectively.  This resulted in a net gain on sale of $5,000,  $44,000 and $8,000 for the years ended December 31, 2019, 2018 and 2017, respectively, and was included as a component of other non-interest expenses in the consolidated statements of income.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Total advertising expense for the years ended December 31, 2019, 2018 and 2017 was $708,000, $606,000, and $596,000, respectively.

Income Taxes

The Company files a consolidated federal income tax return.  The provision for federal and state income taxes is based on income reported on the consolidated financial statements, rather than the amounts reported on the respective income tax returns.  Deferred taxes are recorded using the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment and the effect of a change in tax rates is recognized in income at that time.  In the fourth quarter of 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law which required the deferred tax assets and liabilities to be revalued using the 21% federal tax rate enacted for tax years beginning after December 31, 2018 from the previous valuation under the prior federal tax rate of 34%.  The effect of the revaluation was $262,000 and was recorded in the fourth quarter 2017 tax provision. Refer to Note 10 for more information on the impact of the Tax Act.

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

Stock Compensation Plans

At December 31, 2019, the Company had stock-based employee and non-employee compensation plans, which are described more fully in Note 12. The Company accounts for the plans using a fair value-based method, which measures compensation cost at the grant date based on the fair value of the award.  Compensation is then recognized over the service period, which is usually the vesting period. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes options-pricing model.   Common shares are issued from the Company’s authorized common shares when a share option is exercised. Common shares awarded as restricted stock are measured based on the fair market value at the grant date. The stock option plan, restricted stock plan and equity incentive plan expenses are recognized in salaries and employee benefits expense on the consolidated statement of income.

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

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit.  Such commitments are recorded in the consolidated statements of financial condition when they are funded.

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

Restrictions on Cash and Due from Banks

The Company is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2019 and 2018 was $2,914,000 and $2,790,000, respectively.

Subsequent Events

The Company evaluated events occurring subsequent to December 31, 2019 through the date the consolidated financial statements are being issued, and other than as set forth in Note 22, did not identify any subsequent events requiring disclosure.

Impact of Adoption of Recent Accounting Standards

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) on January 1, 2019.  ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated statements of financial condition for leases with lease terms of more than 12 months. The standard applies a "right-of-use" ("ROU") model that requires a lessee to record an asset representing its right to use the underlying asset and a liability to make lease payments. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of income. ASU 2016-02 provides for a modified retrospective transition approach basis to record the impact of adopting ASU 2016-02 on financial statements. The modified retrospective transition approach allows the lessee to recognize and measure leases on the consolidated statements of financial condition at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to recognize and measure leases on the consolidated statements of financial condition at the beginning of the period of adoption presented in our financial statements, or January 1, 2019, and will not restate prior periods.  Adoption of ASU 2016-02 resulted in the recognition of lease liabilities totaling $916,000 and the recognition of ROU assets totaling $904,000 as of the date of adoption. Lease liabilities and ROU assets are reflected in other liabilities and other assets, respectively. The initial gross up upon adoption was primarily related to operating leases of certain real estate properties. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are leases or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. The most significant effects of adoption relate to the recognition of new ROU assets and lease liabilities on our consolidated statements of financial condition for two operating leases related to branch office space; and providing additional new disclosures about the Company’s leasing activities. The Company does not expect a significant change in its leasing activities due to the adoption of ASU 2016-02. Upon adoption of ASU 2016-02, the Company recognized a cumulative effect adjustment to beginning retained earnings of $10,000. Refer to Note 9 for more information related to the adoption of ASU 2016-02.

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

ASU 2016-13 was originally effective for the Company in 2020. In November 2019, the FASB issued guidance to defer the effective date for smaller reporting companies such as the Company until January 1, 2023.

Reclassifications

Certain amounts in the 2018 and 2017 consolidated financial statements have been reclassified to conform with the 2019 presentation format. These reclassifications had no effect on net income.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. government agencies	$2,011	$134	$-	$2,145
Municipal bonds	34,985	835	(1)	35,819
Mortgage-backed securities:
Collateralized mortgage obligations-private label	23	-	-	23
Collateralized mortgage obligations-government sponsored entities	27,081	393	(133)	27,341
Government National Mortgage Association	162	14	-	176
Federal National Mortgage Association	1,944	69	-	2,013
Federal Home Loan Mortgage Corporation	3,211	156	-	3,367
Asset-backed securities-private label	-	215	-	215
Asset-backed securities-government sponsored entities	33	2	-	35
Total Debt Securities	$69,450	$1,818	$(134)	$71,134
Equity Securities	22	45	-	67
Total Securities Available for Sale	$69,472	$1,863	$(134)	$71,201

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. government agencies	$2,012	$-	$(51)	$1,961
Municipal bonds	44,546	521	(125)	44,942
Mortgage-backed securities:
Collateralized mortgage obligations-private label	27	-	-	27
Collateralized mortgage obligations-government sponsored entities	32,987	152	(686)	32,453
Government National Mortgage Association	191	8	-	199
Federal National Mortgage Association	2,367	41	(23)	2,385
Federal Home Loan Mortgage Corporation	3,833	64	(9)	3,888
Asset-backed securities-private label	-	270	-	270
Asset-backed securities-government sponsored entities	43	1	-	44
Total Debt Securities	$86,006	$1,057	$(894)	$86,169
Equity Securities	22	2	-	24
Total Securities Available for Sale	$86,028	$1,059	$(894)	$86,193

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At December 31, 2019, thirty-three municipal bonds with a cost of $10.9 million and fair value of $11.2 million were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing.  At December 31, 2018, thirty-two municipal bonds with a cost of $11.0 million and fair value of $11.2 million were pledged with the FRB.  In addition, at December 31, 2019, sixteen municipal bonds with a cost of $3.6 million and fair value of $3.7 million were pledged as collateral for customer deposits in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2018, twenty-two municipal bonds with a cost and fair value of $5.6 million were pledged as collateral for customer deposits in excess of FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
December 31, 2019
Municipal bonds	$399	(1)	$-	$-	$399	$(1)
Mortgage-backed securities	423	(3)	10,676	(130)	11,099	(133)
	$822	$(4)	$10,676	$(130)	$11,498	$(134)

December 31, 2018
U.S. government agencies	$-	$-	$1,961	$(51)	$1,961	$(51)
Municipal bonds	1,531	(5)	4,299	(120)	5,830	(125)
Mortgage-backed securities	736	(5)	23,065	(713)	23,801	(718)
	$2,267	$(10)	$29,325	$(884)	$31,592	$(894)

The Company reviews all investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly.

At December 31, 2019, the Company’s investment portfolio included two securities in the “unrealized losses less than twelve months” category and 25 securities in the “unrealized losses twelve months or more” category. Management has the intent and ability to hold these securities until maturity.  Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive income (loss), net of tax expense (benefit) on the Company’s consolidated statements of stockholders’ equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Years Ended December 31,
	2019	2018
	(Dollars in thousands)
Beginning balance	$347	$435
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(53)	(88)
Ending balance	$294	$347

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the years ended December 31, 2019 and 2018, the Company did not sell any available for sale debt securities. During the year ended December 31, 2017, the Company sold eighteen municipal bonds for total proceeds of $6.5 million resulting in realized gains of $244,000.

Equity Securities

At December 31, 2019 and 2018, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the years ended December 31, 2019 and 2018, the Company recognized an unrealized gain of $43,000 and $2,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no sales of equity securities during the years ended December 31, 2019, 2018 or 2017.

Scheduled contractual maturities of available for sale debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
December 31, 2019:
Less than one year	$480	$481
After one year through five years	7,223	7,306
After five years through ten years	13,836	14,048
After ten years	15,457	16,129
Mortgage-backed securities	32,421	32,920
Asset-backed securities	33	250
	$69,450	$71,134

Note 4 - Loans Receivable

Loans receivable, net consists of the following:

	December 31,
	2019	2018
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$154,749	$155,024
Home equity	45,250	41,830
Commercial	211,220	150,475
Construction - commercial	32,299	22,252
	443,518	369,581
Commercial	26,720	21,825
Consumer	1,297	1,156
Total Loans	471,535	392,562
Allowance for loan losses	(4,267)	(3,448)
Net deferred loan costs	3,548	3,357
Loans Receivable, net	$470,816	$392,471

(1)	Includes one- to four-family construction loans.

Residential real estate loans serviced for others by the Company totaled $21.2 million and $20.1 million at December 31, 2019 and 2018, respectively.

At December 31, 2019, $111.3 million of one- to four-family residential real estate loans were pledged as collateral for advances from the FHLB.

Most loans made by the Company are secured by borrowers’ personal or business assets.  The Company considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank’s capital plus reserves or 10% of total loans.  At December 31, 2019, the Company held concentrations of credit in the particular industries noted below:

•$103.3 million in investor owned multifamily real estate loans, which equated to 125.4% of the Bank’s capital reserves; and

•$38.7 million in real estate loans on office properties, which equated to 47.0% of the Bank’s capital reserves.

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

Other Loans:

•

Commercial – includes business installment loans, lines of credit, and other commercial loans.  Most of our commercial loans have fixed interest rates, and are for terms generally not in excess of 5 years.  Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower.  Commercial loans generally involve a higher degree of credit risk, as commercial loans can involve relatively large loan balances to a single borrower or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation of the commercial business and the income stream of the borrower.  Such risks can be significantly affected by economic conditions. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because the equipment or other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the credit worthiness of the borrowers (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

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

The following tables summarize the activity in the allowance for loan losses for the years ended December 31, 2019, 2018 and 2017 and the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of December 31, 2019 and December 31, 2018:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
December 31, 2019
Allowance for Loan Losses:
Balance – January 1, 2019	$471	$91	$2,020	$250	$507	$25	$84	$3,448
Charge-offs	(2)	(4)	(50)	-	(6)	(40)	-	(102)
Recoveries	9	1	3	-	-	8	-	21
Provision (credit)	(42)	41	709	138	(23)	33	44	900
Balance – December 31, 2019	$436	$129	$2,682	$388	$478	$26	$128	$4,267
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$436	$129	$2,682	$388	$478	$26	$128	$4,267

Gross Loans Receivable (1):
Ending balance	$154,749	$45,250	$211,220	$32,299	$26,720	$1,297	$-	$471,535
Ending balance: individually evaluated for impairment	$166	$-	$-	$-	$-	$-	$-	$166
Ending balance: collectively evaluated for impairment	$154,583	$45,250	$211,220	$32,299	$26,720	$1,297	$-	$471,369

(1)	Gross Loans Receivable does not include allowance for loan losses of $(4,267) or deferred loan costs of $3,548.
(2)	Includes one- to-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2018
Allowance for Loan Losses:
Balance – January 1, 2018	$511	$122	$1,663	$347	$544	$35	$61	$3,283
Charge-offs	(23)	-	(181)	-	-	(51)	-	(255)
Recoveries	19	2	1	-	1	7	-	30
Provision (credit)	(36)	(33)	537	(97)	(38)	34	23	390
Balance – December 31, 2018	$471	$91	$2,020	$250	$507	$25	$84	$3,448
Ending balance: individually evaluated for impairment	$-	$-	$30	$-	$-	$-	$-	$30
Ending balance: collectively evaluated for impairment	$471	$91	$1,990	$250	$507	$25	$84	$3,418

Gross Loans Receivable (1):
Ending Balance	$155,024	$41,830	$150,475	$22,252	$21,825	$1,156	$-	$392,562
Ending balance: individually evaluated for impairment	$178	$-	$382	$-	$-	$-	$-	$560
Ending balance: collectively evaluated for impairment	$154,846	$41,830	$150,093	$22,252	$21,825	$1,156	$-	$392,002

(1)	Gross Loans Receivable does not include allowance for loan losses of $(3,448) or deferred loan costs of $3,357.
(2)	Includes one- to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(1)	Home Equity	Commercial	Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2017
Allowance for Loan Losses:
Balance – January 1, 2017	$431	$114	$1,803	$150	$338	$28	$18	$2,882
Charge-offs	-	(3)	(75)	-	(20)	(41)	-	(139)
Recoveries	3	4	-	-	9	14	-	30
Provision (credit)	77	7	(65)	197	217	34	43	510
Balance – December 31, 2017	$511	$122	$1,663	$347	$544	$35	$61	$3,283

(1)	Includes one- to four-family construction loans. F - 23

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2019			December 31, 2019
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$166	$166	$-	$173	$10
Commercial real estate(1)	-	-	-	27	-
Total impaired loans with no related allowance	166	166	-	200	10

With an allowance recorded:
Commercial real estate(2)	-	-	-	260	8
Commercial loans(3)	-	-	-	31	1
Total impaired loans with an allowance	-	-	-	291	9

Total of impaired loans:
Residential, one- to four-family	166	166	-	173	10
Commercial real estate	-	-	-	287	8
Commercial loans	-	-	-	31	1
Total impaired loans	$166	$166	$-	$491	$19

(1) This loan was paid off during the twelve months ended December 31, 2019.

(2)  This line item consisted of two commercial real estate loans with a combined recorded investment of $294,000 and a related allowance of $40,000.  One commercial real estate loan was paid off in full and the other commercial real estate loan was charged off during the year ended December 31, 2019.

(3) A commercial business loan with a recorded investment of $30,000 and a related allowance of $15,000 was partially paid off during the year ended December 31, 2019, with the remaining balance being recorded as a loss.

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

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2017			December 31, 2017
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$184	$184	$-	$197	$15
Home equity	21	21	-	21	-
Commercial real estate (1)	1,498	1,498	-	1,674	222
Commercial loans(2)	54	54	-	54	-
Total impaired loans with no related allowance	1,757	1,757	-	1,946	237

With an allowance recorded:
Commercial real estate	-	-	-	230	-
Commercial loans	-	-	-	50	6
Total impaired loans with an allowance	-	-	-	280	6

Total of impaired loans:
Residential, one- to four-family	184	184	-	197	15
Home equity	21	21	-	21	-
Commercial real estate	1,498	1,498	-	1,904	222
Commercial loans	54	54	-	104	6
Total impaired loans	$1,757	$1,757	$-	$2,226	$243

(1) This loan was foreclosed upon during the year ended December 31, 2017 and was recorded in other assets at December 31, 2017.

(2) This loan was paid off in full during the year ended December 31, 2017.

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2019:
Real Estate Loans:
Residential, one- to four-family(1)	$1,245	$672	$1,924	$3,841	$150,908	$154,749	$2,845
Home equity	168	162	583	913	44,337	45,250	590
Commercial	-	1,133	-	1,133	210,087	211,220	-
Construction - commercial	-	-	-	-	32,299	32,299	-
Other Loans:
Commercial	-	-	-	-	26,720	26,720	-
Consumer	8	-	2	10	1,287	1,297	2
Total	$1,421	$1,967	$2,509	$5,897	$465,638	$471,535	$3,437

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2018:
Real Estate Loans:
Residential, one- to four-family(1)	$851	$342	$1,361	$2,554	$152,470	$155,024	$2,310
Home equity	211	187	333	731	41,099	41,830	337
Commercial	76	-	306	382	150,093	150,475	382
Construction - commercial	-	-	-	-	22,252	22,252	-
Other Loans:
Commercial	-	-	15	15	21,810	21,825	15
Consumer	5	-	-	5	1,151	1,156	-
Total	$1,143	$529	$2,015	$3,687	$388,875	$392,562	$3,044

(1)	Includes one- to four-family construction loans.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.  Interest income not recognized on non-accrual loans during the years ended December 31, 2019, 2018 and 2017 was $148,000, $237,000, and $265,000, respectively.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of December 31, 2019 and December 31, 2018:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2019
Real Estate Loans:
Residential, one- to four-family(1)	$152,115	$-	$2,634	$-	$-	$154,749
Home equity	44,403	-	847	-	-	45,250
Commercial	208,042	2,573	605	-	-	211,220
Construction - commercial	32,299	-	-	-	-	32,299
Other Loans:
Commercial	22,295	4,425	-	-	-	26,720
Consumer	1,295	-	2	-	-	1,297
Total	$460,449	$6,998	$4,088	$-	$-	$471,535

(1)	Includes one- to four-family construction loans.

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2018
Real Estate Loans:
Residential, one- to four-family(1)	$152,039	$-	$2,985	$-	$-	$155,024
Home equity	41,346	-	484	-	-	41,830
Commercial	148,149	376	1,950	-	-	150,475
Construction - commercial	22,252	-	-	-	-	22,252
Other Loans:
Commercial	20,722	61	1,042	-	-	21,825
Consumer	1,153	-	3	-	-	1,156
Total	$385,661	$437	$6,464	$-	$-	$392,562

(1)	Includes one- to four-family construction loans.

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At December 31, 2019
Real Estate Loans:
Residential, one- to four-family	5	$166	1	$28	4	$138	-	$-

At December 31, 2018
Real Estate Loans:
Residential, one- to four-family	5	$178	1	$34	4	$144	1	$34

No additional loan commitments were outstanding to these borrowers at December 31, 2019 and 2018.

There were no loans restructured and classified as TDRs during the years ended December 31, 2019 and 2018.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $779,000 and $678,000 at December 31, 2019 and 2018, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.8 million and $1.1 million at December 31, 2019 and December 31, 2018, respectively.

Note 6 - Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2019	2018
	(Dollars in thousands)

Land	$1,206	$1,206
Buildings and improvements	12,936	12,782
Furniture and equipment	6,415	5,917
	20,557	19,905
Accumulated depreciation	(11,142)	(10,488)
	$9,415	$9,417

Depreciation and amortization of premises and equipment amounted to $809,000, $774,000, and $852,000 for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

Note 7 - Deposits

Deposits consist of the following at the dates indicated:

	December 31,
	2019		2018

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$61,229	-%	$55,327	-%
Interest bearing	56,703	0.11	50,211	0.11
Money market accounts	141,398	1.35	119,885	0.90
Savings accounts	53,628	0.06	52,050	0.06
Time deposits	170,518	1.80	154,985	1.67

	$483,476	1.05%	$432,458	0.87%

Scheduled maturities of time deposits at December 31, 2019 were as follows (dollars in thousands):

2020	$90,068
2021	51,938
2022	20,034
2023	6,068
2024	2,407
Thereafter	3
$170,518

Time deposit accounts with balances in excess of $250,000 amounted to $32.2 million and $30.2 million at December 31, 2019 and 2018, respectively.

Interest expense on deposits was as follows:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)

Interest bearing checking accounts	$56	$58	$63
Money market accounts	1,408	825	283
Savings accounts	33	30	31
Time deposits	2,994	2,064	1,703
	$4,491	$2,977	$2,080

At December 31, 2019 and 2018, deposits of directors, executive officers and their affiliates totaled $7.5 million and $6.5 million, respectively.

Note 8 - Borrowings

At December 31, 2019 and 2018, the Company had no short-term borrowings.

At December 31, 2019, the Company had written agreements with the FHLBNY which allows it to borrow up to the maximum lending values designated by the type of collateral pledged. As of December 31, 2019 and

2018, our maximum lending value was $111.3 million and $107.8 million, respectively, and was collateralized by a pledge of certain, fixed-rate residential, one- to four-family loans. At December 31, 2019 and 2018, we had advances outstanding under this agreement of $34.7 million and $24.7 million, respectively. All of the advances outstanding at December 31, 2019 and 2018 were term borrowings at fixed rates.

We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.9 million and $11.0 million at December 31, 2019 and 2018, respectively. Fair value of the pledged securities was equal to $11.2 million as of December 31, 2019 and 2018. There were no balances outstanding with the Federal Reserve Bank as of December 31, 2019 and 2018.

The Company has also established lines of credit with other correspondent banks, currently totaling $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million is secured by a pledge of the Company’s securities when a draw is made. The lines of credit provide for overnight borrowings through the purchase of Fed Funds, at an interest rate equal to the Fed Funds rate plus a spread. At December 31, 2019 and 2018, there were no balances outstanding on these lines of credit.

Long-term debt from the FHLBNY and related contractual maturities consisted of the following:

	Weighted Average Interest Rate		Amount Outstanding
	At December 31,		At December 31,
Maturity	2019	2018	2019	2018
(Dollars in thousands)

2019	-%	1.96%	$-	$6,250
2020	2.09%	2.09%	6,100	6,100
2021	2.30%	2.30%	7,800	7,800
2022	2.18%	2.18%	2,000	2,000
2023	2.34%	2.36%	4,750	2,500
2024	1.73%	-%	13,000	-
2025	2.01%	-%	1,000	-
	2.04%	2.16%	$34,650	$24,650

Note 9 - Lease Obligations

Operating leases with terms longer than 12 months in which we are the lessee are recorded as ROU assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the consolidated statements of financial condition under ASU 2016-02, which was adopted by the Company on January 1, 2019, as indicted in Note 2 – Summary of Significant Accounting Policies.   Finance leases in which we are the lessee are recorded in premises and equipment on the consolidated statements of financial condition.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of income.

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

The Company leases certain branch offices under operating or finance leases.   Certain lease arrangements contain extension options which are typically for 5 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of December 31, 2019, operating lease ROU assets and liabilities were $776,000 and $801,000, respectively.

Operating lease costs that were recorded in occupancy and equipment expense on the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017, were $151,000,  $157,000 and $156,000, respectively.

The table below summarizes information related to our lease liabilities at or for the years ended December 31, 2019:

For The Year Ended December 31,
(in thousands, except for percent and period data)	2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$138
Operating cash flows from finance leases	126

Weighted-average remaining lease term, operating leases, in years	5.6
Weighted-average discount rate – operating leases	2.61%

The Company has one long-term finance lease agreement for a branch location that was not impacted by the adoption of ASU 2016-02. The outstanding balance of the finance lease (included in other liabilities) at December 31, 2019 and 2018 was $744,000 and $797,000, respectively, with a weighted-average discount rate of 9.22%. The remaining term of this lease is 8.5 years. The asset related to this finance lease is included in premises and equipment and consists of the cost of $1.1 million less accumulated depreciation of approximately $590,000 and $548,000 at December 31, 2019 and 2018, respectively.

The table below summarizes the maturity of remaining lease liabilities as of December 31, 2019:

	Operating	Finance
	Leases	Lease
	(Dollars in thousands)
2020	$145	$126
2021	157	126
2022	157	126
2023	157	131
2024	157	136
2025 and thereafter	90	476
Total Lease Payments	$863	$1,121
Less: Amounts representing interest	(62)	(377)
Present value of lease liabilities	$801	$744

Note 10- Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act, a comprehensive tax legislation which, among other things, reduced the federal income tax rate for corporations from 34% to 21% effective on January 1, 2018.  The Tax Act resulted in broad and complex changes to the Internal Revenue Code which included changes in business-related tax exclusions, deductions and credits.

The Company’s deferred federal and state income tax and related valuation accounts represent the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP and how such assets and liabilities are recognized under federal and state tax law.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences are expected to be recovered or settled.  GAAP accounting required that the impact of the Tax Act be accounted for in the period of enactment.  As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Act, the Company revalued its ending net deferred tax assets as of December 31, 2017.  The Company recognized a $262,000 net tax expense in the Company’s consolidated statements of income for the year ended December 31, 2017 as a result of the enactment of the Tax Act and revaluation of the Company’s net deferred tax assets.

The deferred tax liability related to available for sale (“AFS”) security gains that were revalued as of December 31, 2017 as a result of the Tax Act, created “stranded tax effects” in Accumulated Other Comprehensive Income (“AOCI”).  In February 2018, FASB issued ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220)” (“ASU 2018-02”), which allowed an entity to elect to reclassify from AOCI to retained earnings the stranded tax effects resulting from the Tax Act. The Company elected not to early adopt the provisions of the ASU 2018-02 for the year ended December 31, 2017.  The Company retrospectively recorded a one-time reclassification of $156,000 from AOCI to retained earnings in the consolidated statements of stockholders’ equity for stranded tax effects resulting from the newly enacted corporate tax rate for the quarter ended March 31, 2018. The amount of the reclassification represents the difference between the 34 percent historical corporate tax rate and the newly enacted 21 percent corporate tax rate.

The provision for income tax expense consists of the following:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)

Current:
Federal	$692	$446	$960
State	4	4	6
Total Current	696	450	966

Deferred:
Federal
Federal - expected	(41)	135	(43)
Federal - Deferred tax asset remeasurement(1)	-	-	262
State	-	-	-
Total Deferred	(41)	135	219

Total Income Tax Expense	$655	$585	$1,185

(1)	Represents a charge to write-down deferred tax assets due to the enactment of the Tax Act.

A reconciliation of the statutory federal income tax at a rate of 21% for the years ended December 31, 2019 and 2018 and 34% for the year ended December 31, 2017 to the income tax expense included in the statements of income is as follows:

	Years Ended December 31,
	2019	2018	2017

Federal income tax at statutory rate	21.0%	21.0%	34.0%
State benefit, net of federal expense	(4.0)	(2.9)	(2.2)
Tax-exempt interest income	(6.2)	(7.3)	(12.3)
Deferred tax valuation allowance	4.1	3.0	2.3
Deferred tax remeasurement due to Tax Act	-	-	5.8
Life insurance income	(2.2)	(1.8)	(2.7)
Other	1.1	0.8	1.1
Total Income Tax Expense	13.8%	12.8%	26.0%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$1,094	$879
Deferred compensation	1,060	1,091
Net operating loss ("NOL")	528	347
Right of use liability	206	-
Accrued expenses	129	111
Impairment of equity investments	128	127
Stock options granted	13	9
Other	48	50
Total Deferred Tax Assets	3,206	2,614

Deferred tax liabilities:
Deferred loan origination costs	(910)	(856)
Depreciation	(406)	(322)
Unrealized gains on securities available for sale	(353)	(34)
Right of use asset	(199)	-
Prepaid expenses	(97)	(79)
Total Deferred Tax Liabilities	(1,965)	(1,291)

Deferred tax valuation allowance	(834)	(638)

Net Deferred Tax Asset	$407	$685

The net deferred tax asset was recorded in other assets on the consolidated statements of financial condition at December 31, 2019 and 2018. In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2019, except for the following:

•	Valuation allowance of $128,000 on the deferred tax asset for the 2011 other than temporary impairment charge; and
•	Valuation allowance of $706,000 on state deferred tax assets with anticipated net operating loss expiration dates of 2035 through 2039.

Management believes that the Company will not generate sufficient income of the appropriate character (i.e. capital gains) to utilize any of the deferred tax asset created by the 2011 other than temporary impairment charge. Management believes that it is more likely than not that the Company will not realize its state deferred tax assets because of reform in New York State corporate tax law.  Beginning in 2015, the most significant change in the tax law allows the Company to deduct up to 50% of its net interest income received from qualifying loans. This change effectively eliminates the Company’s New York State tax on income resulting in the Company being taxed on its apportioned capital. Because of this tax reform, the Company will not generate sufficient taxable income within New York State to realize its existing state deferred tax assets and therefore, an increase to the deferred tax valuation allowance of $195,000 and $137,000 was recorded during 2019 and 2018, respectively.

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests. The 1996 federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or bank charter. Management has no intention of taking any such actions. At December 31, 2019 and 2018, the Company’s total pre-1988 tax bad debt reserve was $2.2 million. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

Current income tax guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2019 and 2018. As of December 31, 2019, there has been no material change in any uncertain tax position. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The federal tax returns for the years ended December 31, 2016,  2017 and 2018 remain subject to examination by the IRS. The tax returns for the years ended December 31, 2016,  2017 and 2018 for New York State also remain subject to examination.

Note 11 - Employee and Director Benefit Plans

401K Plan

The Company maintains a 401(k) savings plan covering employees who have completed three months of service and attained age 21. Participants may make contributions to the 401(k) Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations. The plan consists of three components: 401(k), Profit Sharing and Safe Harbor. For the 401(k) component, the Company makes a matching contribution equal to 40% of the participant salary deferral, up to 6% of such employee’s compensation after one year of service. For the profit sharing component, the Company makes a discretionary contribution, up to 5.1% of an eligible employee’s salary, depending on years of service. Lastly, the Company contributes 3.4% of an eligible employee’s salary based on years of service, which is a discretionary contribution to the Safe Harbor component of the plan. The Company’s expense for all three components of the 401(k) plan for the years ended December 31, 2019, 2018 and 2017 was $523,000, $485,000, and $434,000, respectively.

1999 Supplemental Benefit Plans

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan (the “1999 Plans”). Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. The Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company.   The Company has purchased bank owned life insurance for the purpose of funding the liability. The cash surrender value of bank owned life insurance amounted to $7.6 million and $7.4 million at December 31, 2019 and 2018, respectively. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries. The Company had a liability under such plans of $832,000 and $1.0 million at December 31, 2019 and 2018, respectively. This liability was recorded in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2019 and 2018.

The Company’s expense for the 1999 Plans was $59,000 for the year ended December 31, 2019 and $69,000 and $75,000 for the years ended December 31, 2018 and 2017, respectively.

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

The 2001 Plans are unfunded. The Company had a liability under these plans of $2.3 million at December 31, 2019 and 2018, respectively. This liability was recorded in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2019 and 2018.

Effective June 30, 2012, the Company implemented a Supplemental Executive Benefit Plan (the “2012 Plan”) with one executive. The 2012 Plan provides that when the Executive attains age 67, the Executive will be entitled to a fixed, pre-determined annual benefit under the 2012 Plan, which will be paid in monthly installments for 15 years. The 2012 Plan was amended on May 18, 2016 to update the fixed, pre-determined annual benefit amount. The 2012 Plan provides for a reduced benefit in the event the Executive terminates his employment for a reason other than death, disability, cause or a change in control, before the Executive attains the age 67, which will be paid in monthly installments for 15 years. In the event of death, the vested benefit is payable to the beneficiary as a lump sum payment. The Company had a liability under this plan of $738,000 and $587,000 as of December 31, 2019 and 2018, respectively. This liability was recorded in the other liabilities section on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.12% in 2019 and 2018.

Under the 2001 Plans and the 2012 Plan, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. The Company purchased bank owned life insurance for the purpose of funding this liability. The cash surrender value of the bank owned life insurance for these plans amounted to $11.3 million and $11.0 million at December 31, 2019 and 2018, respectively.

The Company’s expense for the 2001 and 2012 Plans was $397,000 for the year ended December 31, 2019 and $404,000 and $338,000 for the years ended December 31, 2018 and 2017, respectively.

2018 Retention Agreement

Effective March 29, 2018, the Company entered into a Retention Agreement with one executive. The agreement provides that the Executive will receive a payment of $1.4 million (the "Normal Retention Payment") provided that the Executive remains continuously employed with the Bank through March 29, 2028 (the "Retention Date").  The Normal Retention Payment will be paid in three equal installments on March 29, 2028, January 2, 2029, and January 2, 2030. If the Executive's employment is terminated without cause or for good reason (as defined in the agreement) prior to the Retention Date, the Executive will receive the vested account balance as set forth in the agreement.  In the event that the Executive's employment terminates prior to the Retention Date due to death or disability, the Executive or his beneficiary, as applicable, will generally receive the vested account balance.  If the Executive's employment is terminated prior to the Retention Date, and within two years of a change in control (as defined in the agreement), the Executive will receive the Normal Retention Payment in a lump sum payment. The Company had a liability under this plan of $157,000 and $65,000 as of December 31, 2019 and 2018, respectively. This liability was recorded in the other liabilities section on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.12% in 2019 and 2018.

Although the agreement is unfunded, the Company purchased an additional $3.0 million of bank owned life insurance during the fourth quarter of 2018 to fund the increase in liability arising from the 2018 Plan. The cash surrender value of the bank owned life insurance for this agreement was $3.1 million and $3.0 million at December 31, 2019 and 2018, respectively.

The Company’s expense for the 2018 Plan was $92,000 and $65,000 for the years ended December 31, 2019 and 2018, respectively.

Note 12 – Stock-based Compensation

As of December 31, 2019, the Company had four stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $442,000, $575,000, and $566,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

A summary of the status of the Stock Option Plan during the year ended December 31, 2019, 2018 and 2017 is presented below:

	2019			2018			2017
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	82,321	$12.98		82,321	$12.98		82,826	$12.95
Granted	-	-		-	-		-	-
Exercised	(17,773)	7.88		-	-		(505)	8.01
Outstanding at end of year	64,548	$14.38	6.8 years	82,321	$12.98	6.4 years	82,321	$12.98	7.4 years

Options exercisable at end of year	38,726	$14.38	6.8 years	43,591	$11.73	6.4 years	30,681	$10.61	7.4 years

Fair value of options granted		$-			$-			$-

At December 31, 2019, stock options outstanding had an intrinsic value of $65,000 and there were no remaining options available for grant under the Stock Option Plan. There were 17,773 stock options exercised during the year ended December 31, 2019 with an intrinsic value of  $125,000. There were no stock options exercised during the year ended 2018. The intrinsic value of stock options exercised during the year ended December 31, 2017 was $4,000. Compensation expense related to the Stock Option Plan amounted to $34,000 for the years ended December 31, 2019, 2018 and 2017. At December 31, 2019, $62,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of 22 months.

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

As of December 31, 2019, there were 115,770 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $66,000 for the year ended December 31, 2019 and $89,000 for the years ended December 31, 2018 and 2017. At December 31, 2019, $42,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 22 months.

A summary of the status of unvested shares under the RRP for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	Weighted Average Grant Price (per Share)	2018	Weighted Average Grant Price (per Share)	2017	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	10,188	$13.27	17,119	$13.06	24,110	$12.96
Granted	-	-	-	-	-	-
Vested	(6,933)	12.75	(6,931)	12.75	(6,991)	12.73
Unvested shares outstanding at end of year	3,255	$14.37	10,188	$13.27	17,119	$13.06

2012 Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (the “EIP”), which was approved by the Company’s stockholders on May 23, 2012, authorizes the issuance of up to 180,000 shares of common stock pursuant to grants of restricted stock awards and up to 20,000 shares of common stock pursuant to grants of incentive stock options and non-qualified stock options, subject to permitted adjustments for certain corporate transactions. Employees and non-employee directors of Lake Shore Bancorp or its subsidiaries are eligible to receive awards under the EIP, except that non-employee directors may not be granted incentive stock options.

The Board of Directors granted restricted stock awards under the EIP during 2019 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 6, 2019	5,186	100% on December 13, 2019	$15.89	Non-employee directors

A summary of the status of unvested restricted stock awards under the EIP for the years ended December 31, 2019, 2018, and 2017 is as follows:

	2019	Weighted Average Grant Price (per Share)	2018	Weighted Average Grant Price (per Share)	2017	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	25,321	$15.28	42,915	$14.40	26,072	$12.77
Granted	5,186	15.89	5,329	17.00	27,348	15.90
Vested	(29,647)	15.37	(22,128)	14.00	(9,880)	14.31
Forfeited	(860)	15.90	(795)	14.85	(625)	13.76
Unvested shares outstanding at end of year	-	$-	25,321	$15.28	42,915	$14.40

As of December 31, 2019, there were 83,572 shares of restricted stock vested or distributed to eligible participants under the EIP. Compensation expense related to restricted stock awards under the EIP amounted to $212,000 for the year ended December 31, 2019, $311,000 for the year ended December 31, 2018, and $306,000 for the year ended December 31, 2017.

A summary of the status of stock options under the EIP for the years ended December 31, 2019, 2018, and 2017 is as follows:

	2019			2018			2017
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38		20,000	$14.38
Granted	-	-		-	-		-	-
Exercised	-	-		-	-		-	-
Forfeited	-	-		-	-		-	-
Outstanding at end of year	20,000	$14.38	6.8 years	20,000	$14.38	7.8 years	20,000	$14.38	8.8 years

Options exercisable at end of year	11,999	$14.38	6.8 years	7,997	$14.38	7.8 years	3,998	$14.38	8.8 years

Fair value of options granted		-			-			-

At December 31, 2019, stock options outstanding had an intrinsic value of $20,000 and there were no remaining options available for grant under the EIP. Compensation expense related to stock options outstanding under the EIP amounted to $10,000,  $11,000, and $10,000 for the years ended December 31, 2019, 2018, and 2017, respectively. At December 31, 2019, $19,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 22 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of December 31, 2019, the balance of the loan to the ESOP was $1.5 million and the fair value of unallocated shares was $2.0 million. As of December 31, 2019, there were 80,517 allocated shares and 126,960 unallocated shares compared to 77,874 allocated shares and 134,895 unallocated shares at December 31, 2018, and 70,353 allocated shares and 142,830 unallocated shares at December 31, 2017. The ESOP compensation expense was $120,000 for the year ended December 31, 2019, $130,000 for the year ended December 31, 2018, and $126,000 for the year ended December 31, 2017 based on 7,935 shares earned in each of those years.

Note 13 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2019 and 2018 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities measurements (Level 1) and the lowest priority to unobservable input measurements (Level 3).  The three levels of the fair value hierarchy are as follows:

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

The Company’s consolidated statements of financial condition contains investment securities available for sale and derivative instruments that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2019 and 2018 were as follows:

	Fair Value Measurements at December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Debt Securities
U.S. government agencies	$2,145	$2,145	$-	$-
Municipal bonds	35,819	-	35,819	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	23	-	23	-
Collateralized mortgage obligations-government sponsored entities	27,341	-	27,341	-
Government National Mortgage Association	176	-	176	-
Federal National Mortgage Association	2,013	-	2,013	-
Federal Home Loan Mortgage Corporation	3,367	-	3,367	-
Asset-backed securities:
Private label	215	-	215	-
Government sponsored entities	35	-	35	-
Total Debt Securities	$71,134	$2,145	$68,989	$-
Equity securities	67	-	67	-
Total Securities Available for Sale	$71,201	$2,145	$69,056	$-
Interest Rate Swap(1)	$(127)	$-	$(127)	$-

(1)	Included in Other Liabilities on the consolidated statements of financial condition.

	Fair Value Measurements at December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Debt Securities
U.S. government agencies	$1,961	$1,961	$-	$-
Municipal bonds	44,942	-	44,942	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	27	-	27	-
Collateralized mortgage obligations-government sponsored entities	32,453	-	32,453	-
Government National Mortgage Association	199	-	199	-
Federal National Mortgage Association	2,385	-	2,385	-
Federal Home Loan Mortgage Corporation	3,888	-	3,888	-
Asset-backed securities:			-
Private label	270	-	270	-
Government sponsored entities	44	-	44	-
Total Debt Securities	$86,169	$1,961	$84,208	$-
Equity securities	24	-	24	-
Total Securities Available for Sale	$86,193	$1,961	$84,232	$-
Interest Rate Swap(1)	$(47)	$-	$(47)	$-

(1)	Included in Other Liabilities on the consolidated statements of financial condition.

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the years ended December 31, 2019 and 2018.

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

Level 2 inputs for assets or liabilities measured at fair value on a recurring basis might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment projections, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means. The following is a description of valuation methodologies used for financial assets recorded at fair value on a recurring basis:

•

Investment securities available for sale - the fair values are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment projections, credit information, and the security’ terms and conditions, among other things. Level 2 securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers.

•

Interest Rate Swap – the fair value is based on a discounted cash flow model. The model’s key assumptions include the contractual term of the derivative contract, including the period to maturity, and the use of observable market based inputs, such as interest rates, yield curves, nonperformance risk and implied volatility.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3), specifically, asset-backed securities – private label, for the year ended December 31, 2018:

December 31, 2018
(Dollars in thousands)
Beginning Balance	$344
Total gains - realized/unrealized:
Included in earnings	-
Included in other comprehensive loss	-
Total losses - realized/unrealized:	-
Included in earnings	-
Included in other comprehensive loss	-
Sales	-
Principal paydowns	-
Transfers to (out of) Level 3	(344)
Ending Balance	$-

In addition to disclosure of the fair value of assets on a recurring basis, GAAP requires disclosures for assets and liabilities measured at fair value on a non-recurring basis, such as impaired assets and foreclosed real estate. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Non-recurring adjustments also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for loan losses. An impaired loan is carried at fair value based on either a recent appraisal less estimated selling costs of underlying collateral or discounted cash flows based on current market conditions.

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2019 and 2018 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At December 31, 2019
Foreclosed real estate	$170	$-	$-	$170

At December 31, 2018
Impaired loans	$252	$-	$-	$252
Foreclosed real estate	184	-	-	184

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At December 31, 2019
Foreclosed real estate	$170	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%
At December 31, 2018
Impaired loans	$252	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	7.00-20.33%
Foreclosed real estate	184	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%

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

At December 31, 2019, foreclosed real estate valued using Level 3 inputs had a carrying amount of $221,000 and valuation allowances of $51,000. By comparison at December 31, 2018, foreclosed real estate valued using Level 3 inputs had a carrying amount of $260,000 and valuation allowances of $76,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at December 31, 2019
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$30,289	$30,289	$30,289	$-	$-
Securities available for sale	71,201	71,201	2,145	69,056	-
Federal Home Loan Bank stock	2,055	2,055	-	2,055	-
Loans receivable, net	470,816	461,058	-	-	461,058
Accrued interest receivable	2,153	2,153	-	2,153	-
Interest rate swap	(127)	(127)	-	(127)	-
Financial liabilities:
Deposits	483,476	486,487	-	486,487	-
Long-term debt	34,650	34,658	-	34,658	-
Accrued interest payable	79	79	-	79	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2018
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$30,751	$30,751	$30,751	$-	$-
Securities available for sale	86,193	86,193	1,961	84,232	-
Federal Home Loan Bank stock	1,545	1,545	-	1,545	-
Loans receivable, net	392,471	376,774	-	-	376,774
Accrued interest receivable	1,913	1,913	-	1,913	-
Interest rate swap	(47)	(47)	-	(47)	-
Financial liabilities:
Deposits	432,458	435,547	-	435,547	-
Long-term debt	24,650	24,292	-	24,292	-
Accrued interest payable	63	63	-	63	-
Off-balance-sheet financial instruments	-	-	-	-	-

Note 14 - Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

As of January 1, 2015, new federal regulations that substantially revised the minimum capital standards and the method for calculating risk-weighted assets became applicable to the Company.  The revised regulations are now consistent with the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The revised regulations established a new common equity Tier 1 (“CET1”) minimum capital requirement, increased the minimum Tier 1 capital ratio, changed the risk weight of certain assets for purposes of calculating the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purposes of meeting these various capital requirements.  As of January 2016, failure to maintain the required capital conservation buffer limits the ability of the Bank to pay dividends or discretionary bonuses.  The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small savings and loan holding companies or bank holding companies with consolidated assets under $3  billion.

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

There are a number of changes in what constitutes regulatory capital.  Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.  Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital.  The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in the Bank’s capital calculations, as permitted by the regulations.  This opt-out will reduce the impact of market volatility on the Bank’s investment portfolio for purposes of calculating the Bank’s regulatory capital.

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

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends and discretionary bonuses.  This new capital conservation buffer requirement had a phase-in period which began in January 2016 at 0.625% of risk-weighted assets and increased each year until full implementation in January 2019.

The OCC’s prompt corrective action standards changed effective January 1, 2015.  Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged).  As of December 31, 2019, the Bank met all of the new requirements, including the full capital conservation buffer that was required by January 2019.

The most recent notification from the Federal banking agencies categorized the Bank as well capitalized at December 31, 2019 under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2019 and 2018 are presented in the following table:

	Actual		Minimum Ratio For Capital Adequacy Purposes		Minimum Ratio To Be Well Capitalized Under Prompt Corrective Action Provisions		Capital Conservation Buffer %
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
At December 31, 2019
Total capital (to risk-weighted assets)	$82,399	18.02%	36,585	8.00%	45,731	10.00%	10.018%	2.500%
Tier 1 capital (to risk-weighted assets)	78,136	17.09%	27,438	6.00%	36,585	8.00%	11.086%	2.500%
CET 1 capital (to risk-weighted assets)	78,136	17.09%	20,579	4.50%	29,725	6.50%	12.586%	2.500%
Tier 1 Leverage (to adjusted total assets)	78,136	13.01%	24,031	4.00%	30,038	5.00%	9.006%	2.500%
At December 31, 2018
Total capital (to risk-weighted assets)	$79,662	20.59%	30,948	8.00%	38,685	10.00%	12.592%	1.875%
Tier 1 capital (to risk-weighted assets)	76,218	19.70%	23,211	6.00%	30,948	8.00%	13.702%	1.875%
CET 1 capital (to risk-weighted assets)	76,218	19.70%	17,408	4.50%	25,145	6.50%	15.202%	1.875%
Tier 1 Leverage (to adjusted total assets)	76,218	13.99%	21,785	4.00%	27,232	5.00%	9.994%	1.875%

Following is a reconciliation of the Bank’s GAAP capital to regulatory Tier 1 and CET 1 capital, as well as to Total capital at December 31, 2019 and December 31, 2018:

	December 31,
	2019	2018
	(Dollars in thousands)

GAAP (Equity) Capital:	$79,467	$76,347
Plus:
Unrealized gains on available-for-sale securities, net of tax	(1,331)	(129)
Less:
Additional tier 1 capital deductions	-	-

Tier 1 Capital and CET1 Capital	78,136	76,218

Plus:
Allowance for loan losses	4,267	3,448
Unrealized gains on available-for-sale securities includible in regulatory capital	-	-
Less:
Other investments required to be deducted	(4)	(4)

Total Regulatory Capital	$82,399	$79,662

Note 15 – Earnings per Share

Earnings per share was calculated for the years ended December 31, 2019, 2018 and 2017, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the ESOP, RRP and EIP. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2019	2018	2017
Numerator – net income	$4,087,000	$4,000,000	$3,378,000
Denominator:
Basic weighted average shares outstanding	6,002,214	6,075,798	6,110,365
Increase in weighted average shares outstanding due to:
Stock options	-	9,902	8,930
Diluted weighted average shares outstanding (1)	6,002,214	6,085,700	6,119,295

Earnings per share:
Basic	$0.68	$0.66	$0.55
Diluted	$0.68	$0.66	$0.55

(1)

Stock options to purchase 64,547 shares under the Stock Option Plan and 20,000 shares under the EIP at $14.38 were outstanding during 2019 and 2017, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 16 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at December 31, 2019 and 2018. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	December 31,	December 31,
	2019	2018
	(Dollars in thousands)

Commitments to grant loans	$26,919	$41,901
Unfunded commitments under lines of credit	$61,309	$52,371

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

Note 17 – Parent Company Only Financial Information

The following condensed financial statements summarize the financial position and results of operations and cash flows of the parent savings and loan holding company, Lake Shore Bancorp, Inc., as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017.

Statements of Financial Condition

	December 31,
	2019	2018
	(Dollars in thousands)
Assets

Cash and due from banks	$1,793	$1,795
Investment in subsidiary	79,467	76,347
ESOP loan receivable	1,529	1,578
Other assets	89	89

Total assets	$82,878	$79,809

Liabilities and Stockholders' Equity

Other liabilities	38	5
Total stockholders' equity	82,840	79,804

Total liabilities and stockholders' equity	$82,878	$79,809

Statements of Income
	For the Years Ended
	December 31,
	2019	2018	2017
	(Dollars in thousands)

Interest Income	$151	$152	$140
Dividend distributed by bank subsidiary	2,500	2,000	-
Total Income	2,651	2,152	140
Non-interest Expenses	343	411	362
Income (Loss) before income taxes and equity in undistributed net income of subsidiary	2,308	1,741	(222)
Income tax benefit	(61)	(72)	(102)
Income (Loss) before undistributed net income of subsidiary	2,369	1,813	(120)
Equity in undistributed net income of subsidiary	1,718	2,187	3,498
Net Income	$4,087	$4,000	$3,378

Statements of Comprehensive Income
	For the Years Ended
	December 31,
	2019	2018	2017
	(Dollars in thousands)

Net Income	$4,087	$4,000	$3,378
Other Comprehensive Income (Loss), net of tax:
Unrealized holding gains (losses) on securities available for sale of subsidiary, net of tax (expense) benefit 2019 $(331); 2018 $187; 2017 $176	1,244	(703)	(341)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income of subsidiary, net of tax expense 2019 $12; 2018 $30; 2017 $46	(42)	(115)	(89)
Net gains on sales of securities included in net income of subsidiary, net of tax expense 2019 $-; 2018 $-; 2017 $83	-	-	(161)
Total Other Comprehensive Income (Loss)	1,202	(818)	(591)
Total Comprehensive Income	$5,289	$3,182	$2,787

Statements of Cash Flows
	For the Years Ended
	December 31,
	2019	2018	2017
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$4,087	$4,000	$3,378
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP shares committed to be released	120	130	126
Stock based compensation expense	322	445	440
Increase in other assets	(200)	(200)	(307)
Increase in other liabilities	23	3	2
Equity in undistributed earnings of subsidiary	(1,718)	(2,187)	(3,498)
Net Cash Provided by Operating Activities	2,634	2,191	141
Cash Flows from Investing Activities:
Activity in available for sale securities:
Maturities, prepayments and calls	-	-	4
Payments received on ESOP loan	49	45	43
Net Cash Provided by Investing Activities	49	45	47
Cash Flows from Financing Activities:
Proceeds from stock options exercised	6	-	4
Purchase of treasury stock	(1,419)	(1,448)	(269)
Cash dividends paid	(1,272)	(880)	(743)
Net Cash Used in Financing Activities	(2,685)	(2,328)	(1,008)
Net Decrease in Cash and Cash Equivalents	(2)	(92)	(820)
Cash and Cash Equivalents - Beginning	1,795	1,887	2,707
Cash and Cash Equivalents - Ending	$1,793	$1,795	$1,887

Note 18 – Quarterly Financial Data – Unaudited

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in thousands, except per share amounts)
Total interest income	$6,334	$6,319	$5,952	$5,662
Total interest expense	1,438	1,366	1,269	1,124
Net interest income	4,896	4,953	4,683	4,538
Provision for loan losses	175	300	350	75
Net interest income after provision for loan losses	4,721	4,653	4,333	4,463
Total non-interest income	688	669	546	589
Total non-interest expense	4,051	3,919	3,947	4,003
Income before income taxes	1,358	1,403	932	1,049
Income tax expense	186	191	127	151
Net income	$1,172	$1,212	$805	$898
Basic and diluted earnings per share	$0.20	$0.20	$0.13	$0.15

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in thousands, except per share amounts)
Total interest income	$5,671	$5,490	$5,267	$5,108
Total interest expense	1,011	955	860	776
Net interest income	4,660	4,535	4,407	4,332
Provision for loan losses	75	125	115	75
Net interest income after provision for loan losses	4,585	4,410	4,292	4,257
Total non-interest income	598	629	657	590
Total non-interest expense	4,056	3,837	3,782	3,758
Income before income taxes	1,127	1,202	1,167	1,089
Income tax expense	127	144	161	153
Net income	$1,000	$1,058	$1,006	$936
Basic and diluted earnings per share	$0.17	$0.17	$0.17	$0.15

Note 19 – Treasury Stock

During the year ended December 31, 2019, the Company repurchased 93,424 shares of common stock at an average cost of $15.19 per share. The Company repurchased 87,390 of these shares at an average cost of $15.19 per share pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 6,034 shares were purchased from the trustee of the Company’s unvested RRP and EIP stock holdings, when awardees sold vested shares, at an average cost of $15.22 per share.  As of December 31, 2019, there were 97,039 shares remaining to be repurchased under the existing stock repurchase program. During the year ended December 31, 2019, the Company transferred 5,186 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the 2012 Equity Incentive Plan. During the year ended December 31, 2019, there were 860 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.88 per share due to stock forfeitures.

During the year ended December 31, 2018, the Company repurchased 88,555 shares of common stock at an average cost of $16.35 per share. The Company repurchased 86,300 of these shares at an average cost of $16.38 pursuant to the Company’s publicly announced common stock repurchase programs. The remaining 2,255 shares were repurchased from the trustee of the Company’s unvested RRP and EIP stock holdings, when awardees sold vested shares. As of December 31, 2018, there were 68,190 shares remaining to be repurchased under the existing stock repurchase program. During the year ended December 31, 2018, the Company transferred 5,329 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the 2012 Equity Incentive Plan. During the year ended December 31, 2018, there were 10,433 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.42 per share due to stock forfeitures.

Note 20 – Other Comprehensive Income (Loss)

In addition to presenting the consolidated statements of comprehensive income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Year Ended December 31, 2019
	Pre-Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Net unrealized gains arising during the year	$1,575	$(331)	$1,244
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(54)	12	(42)
Total Other Comprehensive Income	$1,521	$(319)	$1,202

	For the Year Ended December 31, 2018
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the year	$(890)	$187	$(703)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(145)	30	(115)
Total Other Comprehensive Loss	$(1,035)	$217	$(818)

	For the Year Ended December 31, 2017
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the year	$(517)	$176	$(341)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(135)	46	(89)
Net gain on sale of securities included in net income	(244)	83	(161)
Total Other Comprehensive Loss	$(896)	$305	$(591)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income			Affected Line Item
Comprehensive Income	for the years ended December 31,			on the Consolidated
Components	2019	2018	2017	Statements of Income
(Dollars in thousands)
Net unrealized gains and losses on securities available for sale:
Recovery on previously impaired investment securities	$(54)	$(145)	$(135)	Recovery on previously impaired investment securities
Sale of securities	-	-	(244)	Gain on sale of securities available for sale
	(54)	(145)	(379)
Provision for income tax expense	12	30	129	Income Tax Expense
Total reclassification for the period	$(42)	$(115)	$(250)	Net Income

Note 21 – Revenue Recognition

The Company’s non-interest revenue streams primarily result from services it provides to its deposit customers.  When a customer makes a deposit, the Company records a liability because the Company has an obligation to deliver cash to its customer on demand. A contract between the Company and a deposit account customer is typically documented in writing and is often terminable at will by the customer alone or by both the customer and the Company without penalty. The term of a deposit contract between a customer and the Company will likely be day-to-day or minute-to-minute, and the termination clause is likely similar to a renewal right where each day or minute represents the renewal of the contract. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity.

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

Gain/Losses on Sale of OREO

The Company records a gain or loss from the sale of other real estate owned (“OREO”) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company may need to adjust the transaction price and related gain (loss) on sale if a significant financing component is present. Gains (losses) on the sale of OREO are generally recorded in non-interest expense on the consolidated statements of income as an offset to OREO expenses.  There were no sales of OREO during the year ended December 31, 2019 where the Company financed the sale of the property.  During the year ended December 31, 2018, the Company financed the sale of one OREO property to a buyer.  After assessing the applicable criteria under ASU 2014-09, the Company recognized a $33,000 gain on sale of this property.

Contract Balances

The Company’s non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019 and 2018, the Company did not have any significant contract balances.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2019, 2018 and 2017:

	For the years ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Non-Interest Income
In-Scope of Topic 606:
Service charges on deposit accounts	$817	$880	$912
Fees, interchange income and other service charges	848	804	741
Other	39	40	39
Non-interest Income (in-scope of Topic 606)	1,704	1,724	1,692
Non-interest Income (out of scope of Topic 606)	788	750	963
Total Non-Interest Income	$2,492	$2,474	$2,655

Note 22 – Subsequent Events

On February 5, 2020, the Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s common stock, payable on March 16, 2020 to shareholders of record as of February 24, 2020. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 61.4% of the Company’s total outstanding stock as of the record date, elected to waive its right to receive this cash dividend of approximately $436,000. On February 5, 2020, a special meeting of the MHC members (i.e., Lake Shore Savings Bank depositors) was held to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.50 per share that may be declared by the Company in the 12 months subsequent to the approval by members (in accordance with the regulation of the Board of Governors of the Federal Reserve System). At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve Board in order to obtain their non-objection of the dividend waiver. As of February 28, 2020, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 5,  2021, aggregating up to $0.50 per share. The MHC waived $1.5 million of dividends during the year ended December 31, 2019. Cumulatively, Lake Shore, MHC has waived approximately $12.4 million of cash dividends as of December 31, 2019.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.

The Company evaluated its December 31, 2019 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact our operational and financial performance.  The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our customers, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.