Form 10-Q
period 2020-03-31
LAKE SHORE BANCORP, INC.
filed 2020-05-13
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes  [  ]        No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,886,369 shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 8, 2020.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2020	2019
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,912	$7,884
Interest earning deposits	37,627	22,405
Cash and Cash Equivalents	45,539	30,289
Securities available for sale	71,112	71,201
Federal Home Loan Bank stock, at cost	2,055	2,055
Loans receivable, net of allowance for loan losses 2020 $4,760; 2019 $4,267	473,354	470,816
Premises and equipment, net	9,458	9,415
Accrued interest receivable	2,220	2,153
Bank owned life insurance	22,091	21,969
Other assets	2,497	2,971
Total Assets	$628,326	$610,869
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$437,046	$422,247
Non-interest bearing	64,153	61,229
Total Deposits	501,199	483,476
Long-term debt	34,650	34,650
Advances from borrowers for taxes and insurance	2,329	3,233
Other liabilities	6,317	6,670
Total Liabilities	544,495	528,029
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,918,269 shares outstanding at March 31, 2020 and 6,836,514 shares issued and 5,924,339 shares outstanding at December 31, 2019	68	68
Additional paid-in capital	31,105	31,078
Treasury stock, at cost (918,245 shares at March 31, 2020 and 912,175 shares at December 31, 2019)	(10,365)	(10,184)
Unearned shares held by ESOP	(1,343)	(1,364)
Unearned shares held by compensation plans	(215)	(39)
Retained earnings	62,422	61,950
Accumulated other comprehensive income	2,159	1,331
Total Stockholders' Equity	83,831	82,840
Total Liabilities and Stockholders' Equity	$628,326	$610,869

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended March 31,
	2020	2019
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$5,674	$4,855
Investment securities, taxable	262	302
Investment securities, tax-exempt	289	390
Other	66	115
Total Interest Income	6,291	5,662
Interest Expense
Deposits	1,201	972
Long-term debt	176	133
Other	18	19
Total Interest Expense	1,395	1,124
Net Interest Income	4,896	4,538
Provision for Loan Losses	500	75
Net Interest Income after Provision for Loan Losses	4,396	4,463
Non-Interest Income
Service charges and fees	450	421
Earnings on bank owned life insurance	122	119
Unrealized (loss) gain on equity securities	(36)	36
Unrealized loss on interest rate swap	(157)	(33)
Recovery on previously impaired investment securities	16	13
Net gain on sale of loans	37	-
Other	23	33
Total Non-Interest Income	455	589
Non-Interest Expenses
Salaries and employee benefits	2,216	2,261
Occupancy and equipment	641	624
Data processing	332	338
Professional services	215	234
Advertising	173	158
Postage and supplies	76	65
FDIC insurance	2	36
Other	343	287
Total Non-Interest Expenses	3,998	4,003
Income before Income Taxes	853	1,049
Income Tax Expense	122	151
Net Income	$731	$898
Basic and diluted earnings per common share	$0.12	$0.15
Dividends declared per share	$0.12	$0.12

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
	(Dollars in thousands)
Net Income	$731	$898
Other Comprehensive Income, net of tax expense:
Unrealized holding gains on securities available for sale, net of tax expense	841	638
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(13)	(10)
Total Other Comprehensive Income	828	628
Total Comprehensive Income	$1,559	$1,526

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2020 and 2019 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2019	$68	$30,916	$(8,805)	$(1,449)	$(200)	$59,145	$129	$79,804
Net income	-	-	-	-	-	898	-	898
Other comprehensive income, net of tax expense of $167	-	-	-	-	-	-	628	628
Cumulative effect of adoption of ASU 2016-02 Leases (Topic 842) (net of $2 tax benefit effect)	-	-	-	-	-	(10)	-	(10)
ESOP shares earned (1,984 shares)	-	10	-	21	-	-	-	31
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (5,186 shares)	-	-	49	-	(49)	-	-	-
Compensation plan shares earned (5,518 shares)	-	18	-	-	60	-	-	78
Purchase of treasury stock, at cost (7,300 shares)	-	-	(111)	-	-	-	-	(111)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(267)	-	(267)
Balance - March 31, 2019	$68	$30,955	$(8,867)	$(1,428)	$(189)	$59,766	$757	$81,062

Balance - January 1, 2020	$68	$31,078	$(10,184)	$(1,364)	$(39)	$61,950	$1,331	$82,840
Net income	-	-	-	-	-	731	-	731
Other comprehensive income, net of tax expense of $220	-	-	-	-	-	-	828	828
ESOP shares earned (1,984 shares)	-	7	-	21	-	-	-	28
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (20,830 shares)	-	-	196	-	(196)	-	-	-
Compensation plan shares earned (1,889 shares)	-	9	-	-	20	-	-	29
Purchase of treasury stock, at cost (26,900 shares)	-	-	(377)	-	-	-	-	(377)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(259)	-	(259)
Balance - March 31, 2020	$68	$31,105	$(10,365)	$(1,343)	$(215)	$62,422	$2,159	$83,831

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$731	$898
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	7	13
Net amortization of deferred loan costs	138	141
Provision for loan losses	500	75
Recovery on previously impaired investment securities	(16)	(13)
Unrealized loss (gain) on equity securities	36	(36)
Unrealized loss on interest rate swap	157	33
Originations of loans held for sale	(1,666)	-
Proceeds from sales of loans held for sale	1,703	-
Gain on sale of loans held for sale	(37)	-
Depreciation and amortization	210	198
Increase in bank owned life insurance, net	(122)	(119)
ESOP shares committed to be released	28	31
Stock based compensation expense	40	89
Increase in accrued interest receivable	(67)	(213)
Decrease (increase) in other assets	97	(233)
Decrease in other liabilities	(353)	(561)
Net Cash Provided by Operating Activities	1,386	303
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Maturities, prepayments and calls	2,563	2,159
Purchases	(1,453)	-
Purchases of Federal Home Loan Bank Stock	(22)	-
Redemptions of Federal Home Loan Bank Stock	22	-
Loan origination and principal collections, net	(3,176)	(8,853)
Additions to premises and equipment	(253)	(86)
Net Cash Used in Investing Activities	(2,319)	(6,780)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,723	8,082
Net decrease in advances from borrowers for taxes and insurance	(904)	(872)
Proceeds from issuance of long-term debt	1,200	750
Repayment of long-term debt	(1,200)	(750)
Purchase of treasury stock	(377)	(111)
Cash dividends paid	(259)	(267)
Net Cash Provided by Financing Activities	16,183	6,832
Net Increase in Cash and Cash Equivalents	15,250	355
CASH AND CASH EQUIVALENTS - BEGINNING	30,289	30,751
CASH AND CASH EQUIVALENTS - ENDING	$45,539	$31,106
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,396	$1,110
Right of use asset recognized	$-	$904
Right of use liability recognized	$-	$916

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$-	$61

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

The interim consolidated financial statements included herein as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The consolidated statements of income for the three months ended March 31, 2020 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2020.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of March 31, 2020 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

Impact of Adoption of Recent Accounting Standards and Accounting Guidance

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820)” (“ASU 2018-13”) on January 1, 2020. ASU 2018-13 modifies the fair value measurement disclosure requirements of Topic 820. The amendments in ASU 2018-13 remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant.  The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements or results of operations.

Under section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law on March 27, 2020, financial institutions have the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allows a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act.  The adoption of this provision under section 4013 of the CARES Act is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time. See Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation for disclosure of the impact to date.

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

Note 3 – Investment Securities

Debt Securities

The amortized cost and fair value of securities are as follows:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. government agencies	$2,010	$373	$-	$2,383
Municipal bonds	34,860	810	(1)	35,669
Mortgage-backed securities:
Collateralized mortgage obligations-private label	20	-	(1)	19
Collateralized mortgage obligations-government sponsored entities	25,368	967	(2)	26,333
Government National Mortgage Association	158	17	-	175
Federal National Mortgage Association	2,863	136	-	2,999
Federal Home Loan Mortgage Corporation	3,037	234	-	3,271
Asset-backed securities-private label	-	197	-	197
Asset-backed securities-government sponsored entities	33	2	-	35
Total Debt Securities	$68,349	$2,736	$(4)	$71,081
Equity Securities	22	9	-	31
Total Securities Available for Sale	$68,371	$2,745	$(4)	$71,112

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. government agencies	$2,011	$134	$-	$2,145
Municipal bonds	34,985	835	(1)	35,819
Mortgage-backed securities:
Collateralized mortgage obligations-private label	23	-	-	23
Collateralized mortgage obligations-government sponsored entities	27,081	393	(133)	27,341
Government National Mortgage Association	162	14	-	176
Federal National Mortgage Association	1,944	69	-	2,013
Federal Home Loan Mortgage Corporation	3,211	156	-	3,367
Asset-backed securities-private label	-	215	-	215
Asset-backed securities-government sponsored entities	33	2	-	35
Total Debt Securities	$69,450	$1,818	$(134)	$71,134
Equity Securities	22	45	-	67
Total Securities Available for Sale	$69,472	$1,863	$(134)	$71,201

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At March 31, 2020, thirty-two municipal bonds with a cost of $10.8 million and fair value of $11.1 million were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. At December 31, 2019, thirty-three municipal bonds with a cost of $10.9 million and fair value of $11.2 million were pledged with the FRB. In addition, at March 31, 2020 and December 31, 2019, sixteen municipal bonds with a cost of $3.6 million and fair value of $3.7 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
March 31, 2020
Municipal bonds	$270	(1)	$-	$-	$270	$(1)
Mortgage-backed securities	19	(1)	382	(2)	401	(3)
	$289	$(2)	$382	$(2)	$671	$(4)

December 31, 2019
Municipal bonds	$399	(1)	$-	$-	$399	$(1)
Mortgage-backed securities	423	(3)	10,676	(130)	11,099	(133)
	$822	$(4)	$10,676	$(130)	$11,498	$(134)

The Company reviews all investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly.

At March 31, 2020, the Company’s investment portfolio included three securities in the “unrealized losses less than twelve months” category and six securities in the “unrealized losses twelve months or more” category. Management has the intent and ability to hold these securities until maturity. Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive income, net of tax expense on the Company’s consolidated statements of stockholders’ equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Beginning balance	$294	$347
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(16)	(13)
Ending balance	$278	$334

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the three months ended March 31, 2020 and 2019, the Company did not sell any available for sale debt securities.

Equity Securities

At March 31, 2020 and December 31, 2019, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended March 31, 2020 and 2019, the Company recognized an unrealized loss of $36,000 and an unrealized gain of $36,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no sales of equity securities during the three months ended March 31, 2020 and 2019.

Scheduled contractual maturities of available for sale debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
March 31, 2020:
Less than one year	$895	$896
After one year through five years	8,052	8,112
After five years through ten years	12,830	13,007
After ten years	15,093	16,037
Mortgage-backed securities	31,446	32,797
Asset-backed securities	33	232
	$68,349	$71,081

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

The projected economic impact of COVID-19 on the Company’s allowance for loan losses resulted in $480,000 of additional provision for loan losses for the three months ended March 31, 2020. The additional provision was primarily due to an adjustment of certain qualitative factors in order to take into account the uncertain impacts of COVID-19 on economic conditions and borrowers’ ability to repay the loans. The increase in the provision for loan losses for this period was also driven by net charge-offs, additional allowances due to the increase in classified loans, growth and changes in the mix of the underlying portfolio and changes in the historical loss factor.

The following tables summarize the activity in the allowance for loan losses for the three months ended March 31, 2020 and 2019 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of March 31, 2020 and December 31, 2019:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2020
Allowance for Loan Losses:
Balance – January 1, 2020	$436	$129	$2,682	$388	$478	$26	$128	$4,267
Charge-offs	-	-	-	-	(5)	(8)	-	(13)
Recoveries	-	-	1	-	2	3	-	6
Provision (credit)	45	35	374	81	56	6	(97)	500
Balance – March 31, 2020	$481	$164	$3,057	$469	$531	$27	$31	$4,760
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$481	$164	$3,057	$469	$531	$27	$31	$4,760

Gross Loans Receivable (1):
Ending balance	$152,328	$45,958	$214,943	$34,701	$25,482	$1,193	$-	$474,605
Ending balance: individually evaluated for impairment	$223	$16	$-	$-	$-	$-	$-	$239
Ending balance: collectively evaluated for impairment	$152,105	$45,942	$214,943	$34,701	$25,482	$1,193	$-	$474,366

(1)	Gross Loans Receivable does not include allowance for loan losses of $(4,760) or deferred loan costs of $3,509.
(2)	Includes one- to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2019
Balance – January 1, 2019	$471	$91	$2,020	$250	$507	$25	$84	$3,448
Charge-offs	-	(4)	-	-	-	(14)	-	(18)
Recoveries	8	-	1	-	-	1	-	10
Provision (credit)	10	35	21	80	(93)	16	6	75
Balance – March 31, 2019	$489	$122	$2,042	$330	$414	$28	$90	$3,515

(1)	Includes one– to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2019
Allowance for Loan Losses:
Balance – December 31, 2019	$436	$129	$2,682	$388	$478	$26	$128	$4,267
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$436	$129	$2,682	$388	$478	$26	$128	$4,267

Gross Loans Receivable (1):
Ending Balance	$154,749	$45,250	$211,220	$32,299	$26,720	$1,297	$-	$471,535
Ending balance: individually evaluated for impairment	$166	$-	$-	$-	$-	$-	$-	$166
Ending balance: collectively evaluated for impairment	$154,583	$45,250	$211,220	$32,299	$26,720	$1,297	$-	$471,369

(1)	Gross Loans Receivable does not include allowance for loan losses of $(4,267) or deferred loan costs of $3,548.
(2)	Includes one- to four-family construction loans.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Three Months Ended
	At March 31, 2020			March 31, 2020
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$223	$223	$-	$225	$3
Home equity	16	16	-	16	-
Total impaired loans with no related allowance	239	239	-	241	3

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2019			December 31, 2019
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$166	$166	$-	$173	$10
Commercial real estate(1)	-	-	-	27	-
Total impaired loans with no related allowance	166	166	-	200	10

With an allowance recorded:
Commercial real estate(2)	-	-	-	260	8
Commercial loans(3)	-	-	-	31	1
Total impaired loans with an allowance	-	-	-	291	9

Total of impaired loans:
Residential, one- to four-family	166	166	-	173	10
Commercial real estate	-	-	-	287	8
Commercial loans	-	-	-	31	1
Total impaired loans	$166	$166	$-	$491	$19

(1)This loan was paid off during the year ended December 31, 2019.

(2)This line item consisted of two commercial real estate loans with a combined recorded investment of $294,000 and a related allowance of $40,000.  One commercial real estate loan was paid off in full and the other commercial real estate loan was charged off during the year ended December 31, 2019.

(3)   A commercial business loan with a recorded investment of $30,000 and a related allowance of $15,000 was partially paid off during the year ended December 31, 2019, with the remaining balance being recorded as a loss.

The following tables provide an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
March 31, 2020:
Real Estate Loans:
Residential, one- to four-family(1)	$763	$328	$2,026	$3,117	$149,211	$152,328	$3,218
Home equity	195	12	616	823	45,135	45,958	660
Commercial	-	-	-	-	214,943	214,943	-
Construction - commercial	-	-	-	-	34,701	34,701	-
Other Loans:
Commercial	-	-	-	-	25,482	25,482	-
Consumer	17	5	7	29	1,164	1,193	7
Total	$975	$345	$2,649	$3,969	$470,636	$474,605	$3,885

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2019:
Real Estate Loans:
Residential, one- to four-family(1)	$1,245	$672	$1,924	$3,841	$150,908	$154,749	$2,845
Home equity	168	162	583	913	44,337	45,250	590
Commercial	-	1,133	-	1,133	210,087	211,220	-
Construction - commercial	-	-	-	-	32,299	32,299	-
Other Loans:
Commercial	-	-	-	-	26,720	26,720	-
Consumer	8	-	2	10	1,287	1,297	2
Total	$1,421	$1,967	$2,509	$5,897	$465,638	$471,535	$3,437

(1)	Includes one- to four-family construction loans.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of March 31, 2020 and December 31, 2019:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
March 31, 2020
Real Estate Loans:
Residential, one- to four-family(1)	$149,391	$-	$2,937	$-	$-	$152,328
Home equity	44,949	-	1,009	-	-	45,958
Commercial	210,686	3,647	610	-	-	214,943
Construction - commercial	34,701	-	-	-	-	34,701
Other Loans:
Commercial	20,079	5,403	-	-	-	25,482
Consumer	1,186	-	7	-	-	1,193
Total	$460,992	$9,050	$4,563	$-	$-	$474,605

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2019
Real Estate Loans:
Residential, one- to four-family(1)	$152,115	$-	$2,634	$-	$-	$154,749
Home equity	44,403	-	847	-	-	45,250
Commercial	208,042	2,573	605	-	-	211,220
Construction - commercial	32,299	-	-	-	-	32,299
Other Loans:
Commercial	22,295	4,425	-	-	-	26,720
Consumer	1,295	-	2	-	-	1,297
Total	$460,449	$6,998	$4,088	$-	$-	$471,535

(1)	Includes one- to four-family construction loans.

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At March 31, 2020
Real Estate Loans:
Residential, one- to four-family	6	$223	1	$26	5	$197	-	$-
Home equity	1	16	-	-	1	16	-	-

At December 31, 2019
Real Estate Loans:
Residential, one- to four-family	5	$166	1	$28	4	$138	-	$-

No additional loan commitments were outstanding to these borrowers at March 31, 2020 and December 31, 2019.

The following table details the activity in loans which were first deemed to be TDRs during the three months ended March 31, 2020.

	For The Three Months Ended March 31, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$59	$59
Home equity	1	16	16
Total	2	$75	$75

There were no loans restructured and classified as TDRs during the three months ended March 31, 2019.

As of May 11, 2020, we had executed principal and interest payment deferrals on 219 loans representing outstanding loan balances of $103.1 million in connection with the COVID-19 relief provided by the CARES Act. 88.2% of the total loans with payment deferrals were for commercial real estate loans and commercial business loans, while the remaining 11.8% were for residential mortgage, home equity and consumer loans.  These deferrals were generally no more than three months in duration and were not considered troubled debt restructurings based on the CARES Act and interagency guidance issued in March 2020.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $710,000 and $779,000 at March 31, 2020 and December 31, 2019, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.3 million and $1.8 million at March 31, 2020 and December 31, 2019, respectively.

Note 5  – Earnings per Share

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2020	2019
Numerator – net income	$731,000	$898,000
Denominator:
Basic weighted average shares outstanding	5,986,793	6,032,243
Increase in weighted average shares outstanding due to:
Stock options	-	8,773
Diluted weighted average shares outstanding (1)	5,986,793	6,041,016

Earnings per share:
Basic	$0.12	$0.15
Diluted	$0.12	$0.15

(1)

Stock options to purchase 64,547 shares under the Company’s 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 for each plan were outstanding during the three month periods ended March 31, 2020 and 2019, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 6  – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at March 31, 2020 and December 31, 2019. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	March 31,	December 31,
	2020	2019
	(Dollars in thousands)

Commitments to grant loans	$35,869	$26,919
Unfunded commitments under lines of credit	57,268	61,309

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

Note 7  – Stock-based Compensation

As of March 31, 2020, the Company had four stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $68,000 and $120,000 for the three months ended March 31, 2020 and 2019, respectively.

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

A summary of the status of the Stock Option Plan during the three months ended March 31, 2020 and 2019 is presented below:

:

	March 31, 2020			March 31, 2019
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	64,548	$14.38		82,321	$12.98
Granted	-	-		-	-
Exercised	-	-		-	-
Outstanding at end of period	64,548	$14.38	6.6 years	82,321	$12.98	6.1 years

Options exercisable at end of period	38,726	$14.38	6.6 years	43,591	$11.73	6.1 years

Fair value of options granted		$-			$-

At March 31, 2020, stock options had no intrinsic value and there were no remaining options available for grant under the Stock Option Plan.  There were no stock options exercised during the three months ended March 31, 2020 and 2019. Compensation expense related to the Stock Option Plan for the three month periods ended March 31, 2020 and 2019 was $8,000.  At March 31, 2020, $53,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of 19 months.

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

As of March 31, 2020, there were 115,770 shares vested or distributed to eligible participants under the RRP. Compensation expense amounted to $6,000 and $22,000 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, $36,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 19 months.

A summary of the status of unvested shares under the RRP for the three months ended March 31, 2020 and 2019 is as follows:

	March 31, 2020	Weighted Average Grant Price (per Share)	March 31, 2019	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	3,255	$14.37	10,188	$13.27
Granted	-	-	-	-
Vested	-	-	-	-
Unvested shares outstanding at end of period	3,255	$14.37	10,188	$13.27

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

The Board of Directors granted restricted stock awards under the EIP during the three months ended March 31, 2020 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 5, 2020	5,513	100% on December 11, 2020	15.51	Non-employee directors
February 26, 2020	15,317	100% on February 26, 2023 if three year performance metric is achieved	$15.39	Employees

A summary of the status of unvested restricted stock awards under the EIP for the three months ended March 31, 2020 and 2019 is as follows:

	March 31, 2020	Weighted Average Grant Price (per Share)	March 31, 2019	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	-	$-	25,321	$15.28
Granted	20,830	15.42	5,186	15.89
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested shares outstanding at end of period	20,830	$15.42	30,507	$15.38

As of March 31, 2020, there were 83,572 shares of restricted stock that vested or was distributed to eligible participants under the EIP. Compensation expense related to unvested restricted stock awards under the EIP amounted to $23,000 and $56,000 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, $298,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 35 months.

A summary of the status of stock options under the EIP for the three months ended March 31, 2020 and 2019 is presented below:

	March 31, 2020			March 31, 2019
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	6.6 years	20,000	$14.38	7.6 years

Options exercisable at end of period	11,999	$14.38	6.6 years	7,997	$14.38	7.6 years

Fair value of options granted		-			-

At March 31, 2020, stock options had no intrinsic value and there were no remaining options available for grant under the EIP.    Compensation expense related to stock options outstanding under the EIP amounted to $3,000 for the three months ended March 31, 2020 and 2019. At March 31, 2020, $16,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 19 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of March 31, 2020, the balance of the loan to the ESOP was $1.5 million and the fair value of unallocated shares was $1.3 million. As of March 31, 2020, there were 78,238 allocated shares and 126,960 unallocated shares compared to 77,860 allocated shares and 134,895 unallocated shares at March 31, 2019. The ESOP compensation expense was $28,000 for the three months ended March 31, 2020 and $31,000 for the three months ended March 31, 2019 based on 1,984 shares earned in each of those quarters.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2020 and December 31, 2019 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

The Company’s consolidated statement of financial condition contains investment securities available for sale and derivative instruments that are recorded at fair value on a recurring basis.  For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2020 and December 31, 2019 were as follows:

	Fair Value Measurements at March 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Debt Securities
U.S. government agencies	$2,383	$2,383	$-	$-
Municipal bonds	35,669	-	35,669	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	19	-	19	-
Collateralized mortgage obligations-government sponsored entities	26,333	-	26,333	-
Government National Mortgage Association	175	-	175	-
Federal National Mortgage Association	2,999	-	2,999	-
Federal Home Loan Mortgage Corporation	3,271	-	3,271	-
Asset-backed securities:
Private label	197	-	197	-
Government sponsored entities	35	-	35	-
Total Debt Securities	$71,081	$2,383	$68,698	$-
Equity securities	31	-	31	-
Total Securities Available for Sale	$71,112	$2,383	$68,729	$-
Interest Rate Swap(1)	$(284)	$-	$(284)	$-

(1)	Included in Other Liabilities on the consolidated statements of financial condition.

	Fair Value Measurements at December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Debt Securities
U.S. government agencies	$2,145	$2,145	$-	$-
Municipal bonds	35,819	-	35,819	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	23	-	23	-
Collateralized mortgage obligations-government sponsored entities	27,341	-	27,341	-
Government National Mortgage Association	176	-	176	-
Federal National Mortgage Association	2,013	-	2,013	-
Federal Home Loan Mortgage Corporation	3,367	-	3,367	-
Asset-backed securities:			-
Private label	215	-	215	-
Government sponsored entities	35	-	35	-
Total Debt Securities	$71,134	$2,145	$68,989	$-
Equity securities	67	-	67	-
Total Securities Available for Sale	$71,201	$2,145	$69,056	$-
Interest Rate Swap(1)	$(127)	$-	$(47)	$-

(1)	Included in Other Liabilities on the consolidated statements of financial condition

Any transfers between levels would be recognized as of the actual date of event or change in circumstances that caused the transfer.  There were no reclassifications between the Level 1 and Level 2 categories for the three months ended March 31, 2020 and for the year ended December 31, 2019.

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2020 and December 31, 2019 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At March 31, 2020
Foreclosed real estate	$160	$-	$-	$160

At December 31, 2019
Foreclosed real estate	$170	$-	$-	$170

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
At March 31, 2020
Foreclosed real estate	$160	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%
At December 31, 2019
Foreclosed real estate	$170	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)

The fair value basis of foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

At March 31, 2020 and December 31, 2019, foreclosed real estate valued using Level 3 inputs had a carrying amount of $221,000 and valuation allowances of $61,000 and $51,000, respectively.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at March 31, 2020
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$45,539	$45,539	$45,539	$-	$-
Securities available for sale	71,112	71,112	2,383	68,729	-
Federal Home Loan Bank stock	2,055	2,055	-	2,055	-
Loans receivable, net	473,354	475,610	-	-	475,610
Accrued interest receivable	2,220	2,220	-	2,220	-
Interest rate swap	(284)	(284)	-	(284)	-
Financial liabilities:
Deposits	501,199	504,576	-	504,576	-
Long-term debt	34,650	35,433	-	35,433	-
Accrued interest payable	78	78	-	78	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2019
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$30,289	$30,289	$30,289	$-	$-
Securities available for sale	71,201	71,201	2,145	69,056	-
Federal Home Loan Bank stock	2,055	2,055	-	2,055	-
Loans receivable, net	470,816	461,058	-	-	461,058
Accrued interest receivable	2,153	2,153	-	2,153	-
Interest rate swap	(127)	(127)	-	(127)	-
Financial liabilities:
Deposits	483,476	486,487	-	486,487	-
Long-term debt	34,650	34,658	-	34,658	-
Accrued interest payable	79	79	-	79	-
Off-balance-sheet financial instruments	-	-	-	-	-

Note 9  – Treasury Stock

During the three months ended March 31, 2020, the Company repurchased 26,900 shares of common stock at an average cost of $14.00 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of March 31, 2020, there were 70,139 shares remaining to be repurchased under the existing stock repurchase program. During the three months ended March 31, 2020, the Company transferred 20,830 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan.

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

Note 10 – Other Comprehensive Income

In addition to presenting the consolidated statements of comprehensive income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income for the periods presented:

	For the Three Months Ended March 31, 2020			For The Three Months Ended March 31, 2019
	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Net unrealized gains arising during the period	$1,064	$(223)	$841	$808	$(170)	$638
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(16)	3	(13)	(13)	3	(10)
Total Other Comprehensive Income	$1,048	$(220)	$828	$795	$(167)	$628

 The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income		Affected Line Item
Comprehensive Income	for the three months ended March 31,		on the Consolidated
Components	2020	2019	Statements of Income
	(Dollars in thousands)
Net unrealized gains and losses on securities available for sale:
Recovery on previously impaired investment securities	$(16)	$(13)	Recovery on previously impaired investment securities
Provision for income tax expense	3	3	Income Tax Expense
Total reclassification for the period	$(13)	$(10)	Net Income

Note 11 – Subsequent Events

On April 22, 2020, the Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s common stock, payable on May 22, 2020 to shareholders of record as of May 7, 2020. Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 61.6% of the Company’s total outstanding stock, has elected to waive receipt of the dividend on its shares. On February 28, 2020, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 5, 2021, aggregating up to $0.50 per share. The MHC waived $436,000 of dividends during the three months ended March 31, 2020. Cumulatively the MHC has waived approximately $12.8 million of cash dividends as of March 31, 2020. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company

The Company evaluated its March 31, 2020 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact our operational and financial performance. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our customers, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

The Company is participating in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) under the CARES Act. The CARES Act authorized the SBA to guarantee loans under a new 7(a) loan program known as the PPP.  As a qualified SBA lender, we were automatically authorized to originate PPP loans.  As of May 11, 2020, we have received and processed approximately 282 applications for up to $20.3 million of loans under the PPP.

Refer to Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for additional information on the potential risks and uncertainties relating to COVID-19 that could impact our operations and financial performance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Safe-Harbor

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections about the Company’s and the Bank’s industry, and management’s beliefs and assumptions. Words such as anticipates, expects, intends, plans, believes, estimates and variations of such words and expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in such forward-looking statements. The Company and Bank undertake no obligation to update publicly any forward-looking statements, whether as a result of new information or otherwise.

Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following additional risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

as a result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•

changes in legislation or regulation, including government initiatives affecting the financial services industry, including, but not limited to, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act;

•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	FDIC premiums may increase if the agency experiences additional resolution costs.

For a more complete discussion of certain risks, uncertainties and other factors affecting the Company, refer to the Company’s Risk Factors, contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019  and Part II. Item 1.A. Risk Factors in this Quarterly Report on Form 10-Q.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of March 31, 2020 compared to the consolidated financial condition as of December 31, 2019 and the consolidated results of operations for the three months ended March 31, 2020 and 2019.

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

To operate successfully, we must manage various types of risk, including but not limited to, interest rate risk, credit risk, liquidity risk, operational and information technology risks, strategic risk, reputation risk and compliance risk.   A significant form of market risk for the Company is interest rate risk, as the Company’s assets and liabilities are sensitive to changes in interest rates.  Interest rate risk is the exposure of our net interest income to adverse movements in interest rates. Net interest income is our primary source of revenue and interest rate risk is a significant non-credit related risk to which our Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of our assets and liabilities. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers and debt issuers to repay loans and debt securities, the volume of loan repayments and refinancing, the flow and mix of deposits and the fair value of available for sale securities.  In recent years, the Company has adjusted its strategies to manage interest rate risk by originating a greater volume of shorter-term, adjustable rate commercial real estate and commercial business loans and increasing its concentration of core deposits, which are less interest rate sensitive. In the third quarter of 2018 and the first quarter of 2020, the Company entered into interest rate swap arrangements with a total notional amount of $6.0 million to convert portions of its interest earning assets into fixed or  adjustable rate interest-earning assets, as applicable, to manage its exposure to movements in interest rates.

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

RECENT MARKET CONDITIONS, RELATED RISKS AND UNCERTAINTIES

Our financial condition and performance, as well as the ability of our borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services that we offer, are all highly dependent on the business environment in the market areas in which we operate and in the United States as a whole. During the first quarter of 2020, an outbreak of a novel strain of coronavirus (“COVID-19”), which was originally identified in Wuhan, China, has spread to a number of countries around the world, including the United States. COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities have had, are currently having and may for some time continue to have a destabilizing effect on financial markets and economic activity. The COVID-19 pandemic has severely restricted the level of economic activity in the Bank’s market areas. In response to the COVID-19 pandemic, the New York State governor has taken preventative and protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed non-essential.  These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees in the market areas in which we operate.

The extent of the impact of COVID-19 on our operational and financial performance is currently uncertain, cannot be predicted and will depend on certain developments, including, among others, the duration and spread of COVID-19, its impact on our customers, employees and vendors, and governmental, regulatory and private sector responses to the coronavirus.

In light of the changing economic outlook as a result of COVID-19, as well as other factors, the 10-year Treasury yield has fallen to historic lows, and the equity markets have been significantly impacted. In response, the Federal Reserve reduced the target federal funds rate by 150 basis points during March 2020. The Federal Reserve’s actions and other effects of the COVID-19 pandemic may negatively impact our interest income and, therefore, our earnings, financial condition and results of operations.    As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact our provision for loan losses.  Other financial impacts could occur though such potential impact is unknown at this time.

As of March 31, 2020, the Bank’s capital ratios were in excess of all regulatory requirements.  While management believes we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our regulatory capital ratios could be adversely impacted by further credit losses.  The Company maintains access to multiple sources of liquidity which could be used to support capital ratios.

PANDEMIC RESPONSE

The Bank’s branches have remained open to serve our customers and local communities during the pandemic with strict social distancing protocols in place.   We have encouraged our customers to visit us via drive-thru lanes and to utilize our mobile banking, online banking and ATM services to promote social distancing. In-person lobby visits are by appointment only. To protect the health of everyone, many employees are working remotely and cleaning protocols have been enhanced across all locations.

We announced in March 2020 the waiver of all ATM fees for our customers who use another Bank’s ATM.

We are providing principal and interest payment deferral for up to 90 days to borrowers with hardship requests.  Interest will continue to accrue on these loans with most loans having the deferred amounts being due at the end of the loan. As of May 11, 2020, we had received requests to modify 219 loans with a balance outstanding of $103.1 million, or 21.0%, of the Bank’s loan portfolio and the approvals were primarily for deferral of principal and interest payments for 90 days.  These loans were current at the time of modification and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.  Refer to Note 2 in the Consolidated Financial Statements for additional information on the associated interagency guidance.

Details with respect to actual loan modifications as of May 11, 2020 are as follows (dollars in thousands):

Loan Type	Number of Loans	Balance Outstanding	Weighted Average Interest Rate

Residential, one- to four-family real estate	79	$10,163	4.77%
Home Equity	22	2,032	5.22
Commercial real estate	86	82,393	5.00
Commercial business	30	8,495	5.17
Consumer	2	9	12.50
	219	$103,092	5.00%

Total payment deferral requests on real estate loans were primarily secured by real estate located in Western New York.

While most industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, we have considered the categories below to be “at risk” of significant impact.  The table below identifies these segments as well as the outstanding loan balance and committed loan balances for each industry type.

	At March 31, 2020
Industry Type	Number of Loans	Balance Outstanding (in thousands)	% of Total Loans Outstanding	Loan Commitments (in thousands)	Total Outstanding with Payment Deferrals (in thousands)

Retail (non-essential)	18	$17,713	3.7%	$193	$2,688
Eating and Drinking Establishments	38	16,040	3.4	3,152	13,769
Hotels/Accommodations	17	11,276	2.4	786	9,989
Construction Trades	40	8,202	1.7	9,110	496
Dental and Medical Practices and Gyms	13	3,731	0.8	2,053	3,131
	126	$56,962	12.0%	$15,294	$30,073

We are participating in the SBA Paycheck Protection Program under the CARES Act. The CARES Act authorized the SBA to guarantee loans under a new 7(a) loan program known as the PPP.  As a qualified SBA lender, we were automatically authorized to originate PPP loans.  An eligible business can apply for a PPP loan up to the greater of:  2.5 times its average monthly payroll costs, or $10.0 million.  PPP loans will have (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.  As of May 11, 2020, we have received and processed approximately 282 applications for up to $20.3 million of loans under the SBA PPP.  We have obtained SBA approval for $19.2 million in PPP loans.  We are approving, servicing and funding $11.8 million in PPP loans directly with the remaining $8.5 million in PPP loans funded by us but approved and serviced via our partnership with Pursuit, a SBA lender that operates in the northeast and was formerly known as the New York State Business Development Corporation.

Management Strategy

There have been no material changes in the Company’s management strategy from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Some of these policies require significant judgment, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of securities valuation, impairment of securities and income taxes. There have been no material changes in critical accounting policies since December 31, 2019.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2020			March 31, 2019
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$27,619	$66	0.96%	$21,216	$115	2.17%
Securities(1)	73,055	551	3.02%	86,990	692	3.18%
Loans	472,027	5,674	4.81%	395,412	4,855	4.91%
Total interest-earning assets	572,701	6,291	4.39%	503,618	5,662	4.50%
Other assets	43,994			42,305
Total assets	$616,695			$545,923

Interest-bearing liabilities
Demand & NOW accounts	$59,015	$17	0.12%	$49,381	$13	0.11%
Money market accounts	147,439	438	1.19%	118,373	277	0.94%
Savings accounts	54,665	8	0.06%	52,576	8	0.06%
Time deposits	168,462	738	1.75%	159,257	674	1.69%
Borrowed funds & other interest-bearing liabilities	35,392	194	2.19%	25,440	152	2.39%
Total interest-bearing liabilities	464,973	1,395	1.20%	405,027	1,124	1.11%
Other non-interest bearing liabilities	67,669			60,289
Stockholders' equity	84,053			80,607
Total liabilities & stockholders' equity	$616,695			$545,923
Net interest income		$4,896			$4,538
Interest rate spread			3.19%			3.39%
Net interest margin			3.42%			3.60%

(1)	The tax equivalent adjustment for bank qualified municipal securities results in rates of 3.44% and 3.66% for the three months ended March 31, 2020 and 2019, respectively.
(2)	Annualized.

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

	Three Months Ended March 31, 2020
	Compared to
	Three Months Ended March 31, 2019
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(77)	$28	$(49)
Securities	(34)	(107)	(141)
Loans, including fees	(104)	923	819
Total interest-earning assets	(215)	844	629
Interest-bearing liabilities:
Demand & NOW accounts	1	3	4
Money market accounts	84	77	161
Savings accounts	-	-	-
Time deposits	24	40	64
Total deposits	109	120	229
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(8)	50	42
Total interest-bearing liabilities	101	170	271
Total change in net interest income	$(316)	$674	$358

\

Net interest margin decreased 18 basis points to 3.42% for the three months ended March 31, 2020 from 3.60% for the three months ended March 31, 2019.  The net interest margin for the 2020 first quarter was primarily impacted by an 11 basis points decrease in the average yield on interest-earning assets when compared to the prior year period primarily due to a decrease in market interest rates. The decrease in net interest margin was also impacted by an increase in the average interest rate paid on interest bearing liabilities which increased from 1.11% during the first three months of 2019 to 1.20% during the first three months of 2020.  The increase in the average interest rate being paid on time deposit accounts and money market accounts was a result of increased deposit rates due to competition for deposit accounts since March 31, 2019. The average balance of the loan portfolio increased by $76.6 million, or 19.4%, during the three months ended March 31, 2020 to an average balance of $472.0 million as compared to the first quarter of 2019 primarily due to an increase in the average balance of commercial real estate and commercial business loans.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total assets at March 31, 2020 were $628.3 million, an increase of $17.5 million, or 2.9%, from $610.9 million at December 31, 2019.  The increase in total assets was primarily due to a $15.3 million increase in interest earning deposits and a $2.5 million increase in loans receivable, net.

Cash and cash equivalents increased by $15.3 million, or 50.3%, from $30.3 million at December 31, 2019 to $45.5 million at March 31, 2020.  The increase was primarily due to a $17.7 million increase in deposits, partially offset by a $3.2 million net cash outflow relating to net loan originations and principal collections.

Net loans receivable increased during the three months ended March 31, 2020 as shown in the table below:

	At March 31,	At December 31,	Change
	2020	2019	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$152,328	$154,749	$(2,421)	(1.6)%
Home equity	45,958	45,250	708	1.6%
Commercial	214,943	211,220	3,723	1.8%
Construction - Commercial	34,701	32,299	2,402	7.4%
Total real estate loans	447,930	443,518	4,412	1.0%
Other Loans:
Commercial	25,482	26,720	(1,238)	(4.6)%
Consumer	1,193	1,297	(104)	(8.0)%
Total gross loans	474,605	471,535	3,070	0.7%
Allowance for loan losses	(4,760)	(4,267)	(493)	11.6%
Net deferred loan costs	3,509	3,548	(39)	(1.1)%
Loans receivable, net	$473,354	$470,816	$2,538	0.5%

(1)	Includes one- to four-family construction loans.

During the first three months of 2020, we continued to remain strategically focused on originating shorter duration, adjustable rate commercial real estate loans to diversify our asset mix, to reduce interest rate risk and to increase our net interest margin.

Loans Past Due and Non-Performing Assets.  The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At March 31,	At December 31,
	2020	2019
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$101	$71
Home equity	-	39
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	-	-
Total	$101	$110
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$3,218	$2,845
Home equity	660	590
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	7	2
Total non-accrual loans	3,885	3,437
Total non-performing loans	3,986	3,547
Foreclosed real estate	710	779
Total non-performing assets	$4,696	$4,326
Ratios:
Non-performing loans as a percent of total net loans:	0.84%	0.75%
Non-performing assets as a percent of total assets:	0.75%	0.71%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Residential, one- to four-family	$26	$28
Performing loans
Real estate loans:
Residential, one- to four-family	$197	$138
Home equity	16	-

Total non-performing loans increased by $439,000, or 12.4%, to $4.0 million at March 31, 2020 from $3.5 million at December 31, 2019, primarily due to an increase in non-performing residential and home equity loans during the first three months of 2020.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated:

	At or for the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of year	$4,267	$3,448
Provision for loan losses	500	75
Charge-offs:
Real estate loans:
Residential, one- to four-family	-	-
Home equity	-	(4)
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	(5)	-
Consumer	(8)	(14)
Total charge-offs	(13)	(18)
Recoveries:
Real estate loans:
Residential, one- to four-family	-	8
Home equity	-	-
Commercial	1	1
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	2	-
Consumer	3	1
Total recoveries	6	10
Net charge-offs	(7)	(8)
Balance at end of period	$4,760	$3,515
Average loans outstanding	$472,027	$395,412
Allowance for loan losses as a percent of total net loans	1.01%	0.88%
Allowance for loan losses as a percent of non-performing loans	119.42%	104.09%
Ratio of net charge-offs to average loans outstanding(1)	(0.01)%	(0.01)%

(1)	Annualized

The projected economic impact of COVID-19 on the Company’s allowance for loan losses resulted in $480,000 of additional provision for loan losses for the three months ended March 31, 2020.   The additional provision was primarily due to an adjustment of certain qualitative factors in order to take into account the uncertain impacts of COVID-19 on economic conditions and borrowers’ ability to repay the loans. The increase in the provision for loan losses for this period was also driven by net charge-offs, additional allowances due to the increase in classified loans, growth and changes in the mix of the underlying portfolio and changes in the historical loss factor.

The table below shows changes in deposit balances by type of deposit account between March 31, 2020 and December 31, 2019:

	At March 31,	At December 31,	Change
	2020	2019	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$64,153	$61,229	$2,924	4.8%
Interest bearing	64,583	56,703	7,880	13.9%
Money market	150,240	141,398	8,842	6.3%
Savings	55,886	53,628	2,258	4.2%
Total core deposits	334,862	312,958	21,904	7.0%
Non-core Deposits
Time deposits	166,337	170,518	(4,181)	(2.5)%
Total deposits	$501,199	$483,476	$17,723	3.7%

The increase in total deposits was primarily due to an overall increase in core deposits, partially offset by a decrease in time deposits. The growth in core deposits was the result of the Company’s continued strategic focus on growing lower-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

Total stockholders’ equity increased by $1.0 million, or 1.2%, from $82.8 million at December 31, 2019 to $83.8 million at March 31, 2020.  The increase in stockholders’ equity was primarily attributed to an increase of $828,000 in other comprehensive income and $731,000 of net income, which was partially offset by dividends paid of $259,000 and stock purchases of $377,000 during the three months ended March 31, 2020.

Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019

General.    Net income was $731,000 for the three months ended March 31, 2020, or $0.12 per diluted share, a decrease of $167,000, or 18.6%, compared to net income of $898,000, or $0.15 per diluted share, for the three months ended March 31, 2019.  Net income for the three months ended March 31, 2020 primarily reflected a $425,000 increase in provision for loans losses and a $134,000 decrease in non-interest income, partially offset by a $358,000 increase in net interest income and a $29,000 decrease in income tax expense.

Interest Income.    Interest income increased by $629,000, or 11.1%, to $6.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in loan interest income. Loan interest income increased by $819,000, or 16.9%, to $5.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in the average balance of the loan portfolio by $76.6 million, or 19.4%, from $395.4 million for the three months ended March 31, 2019 to $472.0 million for the three months ended March 31, 2020. The increase in the average balance of loans was primarily due to an increase in the average balance of commercial real estate and commercial construction loans. The average yield on the loan portfolio decreased by 10 basis points from 4.91% for the three months ended March 31, 2019 to 4.81% for the three months ended March 31, 2020. The decrease in the average yield on loans was primarily due to a decrease in market interest rates since March 31, 2019.

Investment interest income decreased $141,000, or 20.4%, to $551,000 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a decrease in the average balance of the investment portfolio from $87.0 million for the three months ended March 31, 2019 to $73.1 million for the three months ended March 31, 2020. The average yield on the investment portfolio decreased 16 basis points from 3.18% for the three months ended March 31, 2019 to 3.02% for the three months ended March 31, 2020. The decrease in the average balance and average yield of the investment portfolio was primarily due to securities paydowns and redemptions of “callable” municipal bonds, partially offset by securities purchases since March 31, 2019.

Other interest income decreased by $49,000, or 42.6%, to $66,000 for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The average yield decreased to 0.96% for the three months ended March 31, 2020 from 2.17% for the three months ended March 31, 2019, while the average balance of other interest earning assets increased from $21.2 million for the three months ended March 31, 2019 to $27.6 million for the three months ended March 31, 2020.  The decrease in the average yield was primarily due to lower average rates earned on excess funds, as a result of the decrease in short term market interest rates since March 31, 2019. The increase in the average balance of other interest earning assets was primarily due to an increase in average deposits that were only partially used to fund loan originations.

Interest Expense.    Interest expense increased $271,000, or 24.1%, to $1.4 million for the three months ended March 31, 2020 compared to $1.1 million for the three months ended March 31, 2019.   Interest paid on deposits increased by $229,000, or 23.6%, to $1.2 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019. The increase was primarily due to a $50.0 million, or 13.2%, increase in average deposit balances for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The average balance of deposits for the three months ended March 31, 2020 was $429.6 million with an average rate of 1.12% compared to the average balance of deposits of $379.6 million and an average rate of 1.02% for the three months ended March 31, 2019. The increase in the average balance of interest-bearing deposits was primarily due to an increase in money market and time deposit accounts as a result of the Company offering higher rates on these deposit types to attract funds in its increasingly competitive market area during the last 12 months.

The interest expense on long-term debt increased $43,000, or 32.3%, to $176,000 for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 primarily due to an increase in the average balance of advances from the FHLBNY. The average balance of advances from the FHLBNY for the three months ended March 31, 2020 was $34.7 million with an average rate of 2.04% compared to an average balance of $24.7 million and an average rate of 2.19% for the three months ended March 31, 2019. The increase in the average balance of FHLBNY advances was due to additional borrowings that allowed the Bank to take advantage of low fixed-rates to fund loan growth and mitigate interest rate risk. The 15 basis points decrease in the average rate paid on FHLBNY advances was primarily due to the decrease in market interest rates since March 31, 2019.

Provision for Loan Losses.    A $500,000 provision to the allowance for loan losses was recorded during the three months ended March 31, 2020 compared to $75,000 for the three months ended March 31, 2019.  The $425,000 increase in the provision expense was primarily due to an adjustment of certain qualitative factors to take into account uncertain economic conditions resulting from the impact of the COVID-19 pandemic.   We expect economic uncertainty to continue for several months which may result in additional increases to the allowance for loan losses in the future.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

During the three months ended March 31, 2020, the Company recorded a $500,000 provision to the allowance for loan losses.  The provision consisted of a $455,000 net provision for commercial real estate and construction – commercial loans, primarily to account for a $345,000 provision in order to reflect an adjustment of certain qualitative factors to take into account the uncertain impacts of COVID-19 on economic conditions and borrowers’ ability to repay loans   The provision was also impacted by an $82,000 general allowance due to a $6.1 million, or 2.5%, increase in the commercial real estate and construction – commercial loan portfolio since December 31, 2019, to reflect inherent losses within the portfolio and a $28,000 provision to reflect a $1.1 million increase in criticized and classified commercial real estate loans during the three months ended March 31, 2020. An $86,000 provision was recorded for one-to four-family, home equity and consumer loans primarily to reflect an increase in classified loans during the three months ended March 31, 2020. A $56,000 provision was recorded for commercial business loans primarily to reflect an adjustment of certain qualitative factors relating to the COVID-19 impact on economic conditions and an increase in criticized and classified loans during the three months ended March 31, 2020. During the three months ended March 31, 2020, a $97,000 unallocated credit to the provision for loan losses was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

During the three months ended March 31, 2019, the Company recorded a $75,000 provision to the allowance for loan losses.  The provision consisted of a $101,000 net provision for commercial real estate and construction – commercial loans, primarily to account for a $134,000 general allowance to reflect changes in historical loss experience and a $97,000 general allowance to reflect the $9.9 million, or 5.7%, increase in this loan portfolio since December 31, 2018. These provisions were partially offset by a $130,000 credit to reflect changes in criticized and classified commercial real estate loans during the three months ended March 31, 2019. A $93,000 net credit provision was recorded for commercial business loans as a result of a $48,000 credit to reflect changes in the historical average net charge-off rate, a $25,000 credit to reflect changes in criticized and classified commercial business loans and a $20,000 credit due to a $1.6 million, or 7.3%, decrease in the loan portfolio during the three months ended March 31, 2019. A $61,000 provision was recorded for one-to four-family, home equity and consumer loans primarily to reflect an increase in classified loans during the three months ended March 31, 2019. During the three months ended March 31, 2019, a $6,000 unallocated provision for loan losses was recorded, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-Interest Income.     Non-interest income decreased by $134,000, or 22.8%, to $455,000 for the three months ended March 31, 2020 as compared to $589,000 for the three months ended March 31, 2019. The decrease was primarily due to a $124,000 increase in unrealized losses on derivative contracts and a $72,000 decrease in unrealized losses on equity securities as a result of decreases in market interest rates during the first quarter 2020, partially offset by a $37,000 increase in gains on the sale of loans and a $29,000 increase in service charges and fees during the three months ended March 31, 2020.

Non-Interest Expenses.  Non-interest expenses were $4.0 million for the three months ended March 31, 2020 and 2019. Salaries and employee benefits decreased $45,000, or 2.0%, primarily due to lower stock compensation and health insurance costs, partially offset by annual salary increases. FDIC insurance expense decreased $34,000, or 94.4%, due to the receipt of small bank assessment credits during the three months ended March 31, 2020.  Professional expenses decreased $19,000, or 8.1%, primarily due to a decrease in legal expense. Occupancy and equipment expenses increased $17,000, or 2.7%, primarily due to increases in software and technology maintenance costs and equipment depreciation. Other expenses increased $56,000, or 19.5%, primarily due to an increase in telephone and communication expenses resulting from a transition to a new telecommunications provider during 2019. Advertising expense increased $15,000, or 9.5%, primarily due to an increase in promotional expenses. Postage and supplies increased $11,000, or 16.9%, during the three months ended March 31, 2020.

Income Taxes Expense.    Income tax expense was $122,000 for the three months ended March 31, 2020, a decrease of $29,000, or 19.2%, as compared to $151,000 for the three months ended March 31, 2019. The decrease in income tax expense was primarily due to a decrease in income before taxes.  The effective tax rate for the three months ended March 31, 2020 and 2019 was 14.3% and 14.4%, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions, and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of March 31, 2020, the maximum amount that we can borrow from the FHLBNY was $109.5 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At March 31, 2020, we had outstanding advances under this agreement of $34.7 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.8 million and a fair value of $11.1 million as of March 31, 2020. There were no balances outstanding with the Federal Reserve Bank at March 31, 2020. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of March 31, 2020.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, calls of investment securities, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. We have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic.

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the three months ended March 31, 2020, we originated loans of approximately $26.8 million as compared to approximately $26.2 million of loans originated during the three months ended March 31, 2019. Loan originations exceeded principal repayments and other deductions during the first three months of 2019 by $3.2 million. Purchases of investment securities totaled $1.5 million during the three months ended March 31, 2020. We did not purchase any investment securities during the three months ended March 31, 2019. These activities were funded primarily through deposit growth, principal payments received on loans and securities, borrowings and cash reserves.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $501.2 million at March 31, 2020, as compared to $483.5 million at December 31, 2019. Approximately $85.1 million of time deposit accounts are scheduled to mature within one year as of March 31, 2020. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

Capital

Federal regulations require a federal savings bank to meet certain capital standards, as discussed in the “Supervision and Regulation  - Federal Banking Regulation – Capital Requirements section included in our Annual Report on Form 10-K for the year ended December 31, 2019.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” ( bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities.  A “qualifying community bank” may elect to utilize the community bank leverage ratio in lieu of the general applicable risk-based capital requirements under Basel III.  If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the community bank leverage ratio at 9.00%. Pursuant to the CARES Act, the federal banking agencies in April 2020 issued interim final rules to set the community bank leverage ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the community bank leverage ratio will increase to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the community bank leverage ratio requirement will return to 9%. The Bank elected to be subject to this new definition when it became effective on January 1, 2020.

As of March 31, 2020, as the Bank was considered a “qualifying community bank” and it’s Community Bank Leverage Ratio was 12.85% so it was deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.

Off-Balance Sheet Arrangements

Other than loan commitments and two interest rate swap agreements that are not designated as hedging instruments, as previously noted, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 6 in the Notes to our Consolidated Financial Statements for a summary of loan commitments outstanding as of March 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended

March 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. Currently, New York State is under a shelter in place at home order until at least May 15, 2020. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.  Since the COVID-19 outbreak, more than 33 million people have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value.  In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows.  The State of New York and certain federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended March 31, 2020:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

January 1 through January 31, 2020	-	$-	-	97,039
February 1 through February 29, 2020	8,800	15.46	8,800	88,239
March 1 through March 31, 2020	18,100	13.28	18,100	70,139
Total	26,900	$14.00	26,900	70,139
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

LAKE SHORE BANCORP, INC.
(Registrant)

May 13, 2020	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2020	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial Officer)

May 13, 2020	By:	/s/ Steven W. Schiavone
Steven W. Schiavone
Controller
(Principal Accounting Officer)