Form 10-Q
period 2020-06-30
LAKE SHORE BANCORP, INC.
filed 2020-08-12
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes  [  ]        No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,856,037 shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 10, 2020.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2020	2019
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$8,809	$7,884
Interest earning deposits	70,055	22,405
Cash and Cash Equivalents	78,864	30,289
Securities available for sale	72,889	71,201
Federal Home Loan Bank stock, at cost	2,022	2,055
Loans receivable, net of allowance for loan losses 2020 $5,064; 2019 $4,267	487,928	470,816
Premises and equipment, net	9,188	9,415
Accrued interest receivable	3,221	2,153
Bank owned life insurance	22,215	21,969
Other assets	1,477	2,971
Total Assets	$677,804	$610,869
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$460,862	$422,247
Non-interest bearing	89,623	61,229
Total Deposits	550,485	483,476
Long-term debt	32,350	34,650
Advances from borrowers for taxes and insurance	3,225	3,233
Other liabilities	7,236	6,670
Total Liabilities	593,296	528,029
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,877,337 shares outstanding at June 30, 2020 and 6,836,514 shares issued and 5,924,339 shares outstanding at December 31, 2019	68	68
Additional paid-in capital	31,137	31,078
Treasury stock, at cost (959,177 shares at June 30, 2020 and 912,175 shares at December 31, 2019)	(10,880)	(10,184)
Unearned shares held by ESOP	(1,322)	(1,364)
Unearned shares held by compensation plans	(180)	(39)
Retained earnings	63,521	61,950
Accumulated other comprehensive income	2,164	1,331
Total Stockholders' Equity	84,508	82,840
Total Liabilities and Stockholders' Equity	$677,804	$610,869

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$5,597	$5,168	$11,271	$10,023
Investment securities, taxable	245	283	507	585
Investment securities, tax-exempt	291	364	580	754
Other	11	137	77	252
Total Interest Income	6,144	5,952	12,435	11,614
Interest Expense
Deposits	916	1,104	2,117	2,076
Short-term borrowings	-	13	-	13
Long-term debt	173	134	349	267
Other	17	18	35	37
Total Interest Expense	1,106	1,269	2,501	2,393
Net Interest Income	5,038	4,683	9,934	9,221
Provision for Loan Losses	325	350	825	425
Net Interest Income after Provision for Loan Losses	4,713	4,333	9,109	8,796
Non-Interest Income
Service charges and fees	349	451	799	872
Earnings on bank owned life insurance	124	123	246	242
Unrealized gain (loss) on equity securities	18	(1)	(18)	35
Unrealized loss on interest rate swap	(22)	(61)	(179)	(94)
Recovery on previously impaired investment securities	12	13	28	26
Net gain on sale of loans	112	2	149	2
Other	15	19	38	52
Total Non-Interest Income	608	546	1,063	1,135
Non-Interest Expenses
Salaries and employee benefits	1,923	2,137	4,139	4,398
Occupancy and equipment	633	599	1,274	1,223
Data processing	327	338	659	676
Professional services	281	262	496	496
Advertising	198	194	371	352
Postage and supplies	69	58	145	123
FDIC insurance	33	34	35	70
Other	271	325	614	612
Total Non-Interest Expenses	3,735	3,947	7,733	7,950
Income before Income Taxes	1,586	932	2,439	1,981
Income Tax Expense	233	127	355	278
Net Income	$1,353	$805	$2,084	$1,703
Basic and diluted earnings per common share	$0.23	$0.13	$0.35	$0.28
Dividends declared per share	$0.12	$0.12	$0.24	$0.24

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,
	2020	2019
	(Unaudited)
	(Dollars in thousands)
Net Income	$1,353	805
Other Comprehensive Income, net of tax expense:
Unrealized holding gains on securities available for sale, net of tax expense	14	626
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(9)	(11)
Total Other Comprehensive Income	5	615
Total Comprehensive Income	$1,358	$1,420

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
	(Dollars in thousands)
Net Income	$2,084	$1,703
Other Comprehensive Income, net of tax expense:
Unrealized holding gains on securities available for sale, net of tax expense	855	1,264
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(22)	(21)
Total Other Comprehensive Income	833	1,243
Total Comprehensive Income	$2,917	$2,946

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31 and June 30, 2020 and 2019 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2019	$68	$30,916	$(8,805)	$(1,449)	$(200)	$59,145	$129	$79,804
Net income	-	-	-	-	-	898	-	898
Other comprehensive income, net of tax expense of $167	-	-	-	-	-	-	628	628
Cumulative effect of adoption of ASU 2016-02 Leases (Topic 842) (net of $2 tax benefit effect)	-	-	-	-	-	(10)	-	(10)
ESOP shares earned (1,984 shares)	-	10	-	21	-	-	-	31
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (5,186 shares)	-	-	49	-	(49)	-	-	-
Compensation plan shares earned (5,518 shares)	-	18	-	-	60	-	-	78
Purchase of treasury stock, at cost (7,300 shares)	-	-	(111)	-	-	-	-	(111)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(267)	-	(267)
Balance - March 31, 2019	$68	$30,955	$(8,867)	$(1,428)	$(189)	$59,766	$757	$81,062

Balance - April 1, 2019	$68	$30,955	$(8,867)	$(1,428)	$(189)	$59,766	$757	$81,062
Net income	-	-	-	-	-	805	-	805
Other comprehensive income, net of tax expense of $164	-	-	-	-	-	-	615	615
ESOP shares earned (1,983 shares)	-	6	-	21	-	-	-	27
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares forfeited (760 shares)	-	-	(8)	-	8	-	-	-
Compensation plan shares earned (6,107 shares)	-	23	-	-	58	-	-	81
Purchase of treasury stock, at cost (43,900 shares)	-	-	(672)	-	-	-	-	(672)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(265)	-	(265)
Balance - June 30, 2019	$68	$30,995	$(9,547)	$(1,407)	$(123)	$60,306	$1,372	$81,664

Balance - January 1, 2020	$68	$31,078	$(10,184)	$(1,364)	$(39)	$61,950	$1,331	$82,840
Net income	-	-	-	-	-	731	-	731
Other comprehensive income, net of tax expense of $220	-	-	-	-	-	-	828	828
ESOP shares earned (1,984 shares)	-	7	-	21	-	-	-	28
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (20,830 shares)	-	-	196	-	(196)	-	-	-
Compensation plan shares earned (1,889 shares)	-	9	-	-	20	-	-	29
Purchase of treasury stock, at cost (26,900 shares)	-	-	(377)	-	-	-	-	(377)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(259)	-	(259)
Balance - March 31, 2020	$68	$31,105	$(10,365)	$(1,343)	$(215)	$62,422	$2,159	$83,831

Balance - April 1, 2020	$68	$31,105	$(10,365)	$(1,343)	$(215)	$62,422	$2,159	$83,831
Net income	-	-	-	-	-	1,353	-	1,353
Other comprehensive income, net of tax expense of $2	-	-	-	-	-	-	5	5
ESOP shares earned (1,984 shares)	-	2	-	21	-	-	-	23
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares forfeited (332 shares)	-	-	(4)	-	4	-	-	-
Compensation plan shares earned (3,299 shares)	-	19	-	-	31	-	-	50
Purchase of treasury stock, at cost (40,600 shares)	-	-	(511)	-	-	-	-	(511)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(254)	-	(254)
Balance - June 30, 2020	$68	$31,137	$(10,880)	$(1,322)	$(180)	$63,521	$2,164	$84,508

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,084	$1,703
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	14	27
Net amortization of deferred loan costs	258	296
Provision for loan losses	825	425
Recovery on previously impaired investment securities	(28)	(26)
Unrealized loss (gain) on equity securities	18	(35)
Unrealized loss on interest rate swap	179	94
Originations of loans held for sale	(4,282)	(166)
Proceeds from sales of loans held for sale	4,431	168
Gain on sale of loans held for sale	(149)	(2)
Depreciation and amortization	420	397
Increase in bank owned life insurance, net	(246)	(242)
ESOP shares committed to be released	51	58
Stock based compensation expense	101	181
Increase in accrued interest receivable	(1,068)	(215)
Decrease (increase) in other assets	584	(202)
Decrease in other liabilities	(194)	(421)
Net Cash Provided by Operating Activities	2,998	2,040
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Maturities, prepayments and calls	7,541	9,411
Purchases	(7,418)	-
Purchases of Federal Home Loan Bank Stock	(93)	(285)
Redemptions of Federal Home Loan Bank Stock	126	-
Loan origination and principal collections, net	(18,195)	(48,523)
Proceeds from sale of foreclosed real estate	509	-
Additions to premises and equipment	(193)	(338)
Net Cash Used in Investing Activities	(17,723)	(39,735)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	67,009	25,014
Net (decrease) increase in advances from borrowers for taxes and insurance	(8)	22
Increase in short term borrowings	-	8,000
Proceeds from issuance of long-term debt	1,200	1,050
Repayment of long-term debt	(3,500)	(4,050)
Purchase of treasury stock	(888)	(783)
Cash dividends paid	(513)	(532)
Net Cash Provided by Financing Activities	63,300	28,721
Net Increase (Decrease) in Cash and Cash Equivalents	48,575	(8,974)
CASH AND CASH EQUIVALENTS - BEGINNING	30,289	30,751
CASH AND CASH EQUIVALENTS - ENDING	$78,864	$21,777
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,513	$2,384
Income taxes paid	$-	$305
Right of use asset recognized	$-	$904
Right of use liability recognized	$-	$916

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$-	$98
Securities purchased and not settled	$760	$-

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

The interim consolidated financial statements included herein as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The consolidated statements of income for the three and six months ended June 30, 2020 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2020.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of June 30, 2020 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

Impact of Adoption of Recent Accounting Standards and Accounting Guidance

Under section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law on March 27, 2020, financial institutions have the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings (“TDRs”) for a limited period of time to account for the effects of COVID-19. This provision allows a financial institution the option to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt this provision of the CARES Act.

In addition, the Company’s banking regulators and other financial regulators, on March 22, 2020 and revised April 7, 2020, issued a joint interagency statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. Pursuant to the interagency statement, loan modifications that do not meet the conditions of Section 4013 of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. Specifically, the agencies confirmed with the staff of the Financial Accounting Standards Board (“FASB”) that short-term modifications made in good faith in response to the pandemic to borrowers who were current prior to any relief are not TDRs under GAAP. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Appropriate allowances for loan and lease losses are expected to be maintained. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to the pandemic as past due because of the deferral. The interagency statement also states that during short-term pandemic-related loan modifications, these loans generally should not be reported as nonaccrual. The Company elected to adopt this interagency guidance.

The Company implemented a loan modification program for impacted customers, in line with regulatory guidance, allowing customers to defer loan payments.  The majority of loan deferrals were granted for deferral of principal and interest payments for 90 days, and up to 180 days in some instances, with the loan repayment period extended by the deferral period.  The requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. During the second quarter of 2020, the Company approved loan payment deferral requests of up to 90 days on 219 loans, representing $103.1 million, or 21.1%, of the Bank’s loan portfolio as of June 30, 2020. The majority of these customers have not yet requested a second 90 day deferral period, with the exception of 17 loans, representing $18.9 million, or 3.9% of the Bank’s loan portfolio as of June 30, 2020.  The 17 loans have received an additional 90 day deferral to end on September 30, 2020.  These loans were current at the time of modification and were not considered troubled debt restructurings based on interagency guidance issued, all interest deferred on these loans is expected to be collected in full and we have not accounted for the loans as TDRs, nor have we designated the loans as past due or non-accrual.

The adoption of these provisions under section 4013 of the CARES Act and interagency guidance may have a material impact on the Company’s consolidated financial statements; however, the Company cannot quantify the impact at this time.

Accounting Standards to be Adopted

In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model).  Under the CECL model entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.  Further, ASU 2016-13 made certain targeted amendments to the existing impairment standards for available for sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

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

Note 3 – Investment Securities

Debt Securities

The amortized cost and fair value of securities are as follows:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. government agencies	$2,010	$336	$-	$2,346
Municipal bonds	39,132	1,084	(7)	40,209
Mortgage-backed securities:
Collateralized mortgage obligations-private label	19	1	-	20
Collateralized mortgage obligations-government sponsored entities	23,272	780	(4)	24,048
Government National Mortgage Association	149	15	-	164
Federal National Mortgage Association	2,723	131	-	2,854
Federal Home Loan Mortgage Corporation	2,764	211	-	2,975
Asset-backed securities-private label	-	189	-	189
Asset-backed securities-government sponsored entities	32	3	-	35
Total Debt Securities	$70,101	$2,750	$(11)	$72,840
Equity Securities	22	27	-	49
Total Securities Available for Sale	$70,123	$2,777	$(11)	$72,889

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. government agencies	$2,011	$134	$-	$2,145
Municipal bonds	34,985	835	(1)	35,819
Mortgage-backed securities:
Collateralized mortgage obligations-private label	23	-	-	23
Collateralized mortgage obligations-government sponsored entities	27,081	393	(133)	27,341
Government National Mortgage Association	162	14	-	176
Federal National Mortgage Association	1,944	69	-	2,013
Federal Home Loan Mortgage Corporation	3,211	156	-	3,367
Asset-backed securities-private label	-	215	-	215
Asset-backed securities-government sponsored entities	33	2	-	35
Total Debt Securities	$69,450	$1,818	$(134)	$71,134
Equity Securities	22	45	-	67
Total Securities Available for Sale	$69,472	$1,863	$(134)	$71,201

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At June 30, 2020, thirty-two municipal bonds with a cost of $10.8 million and fair value of $11.2 million were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. At December 31, 2019, thirty-three municipal bonds with a cost of $10.9 million and fair value of $11.2 million were pledged with the FRB. In addition, at June 30, 2020 and December 31, 2019, sixteen municipal bonds with a cost of $3.5 million and $3.6 million, respectively, and fair value of $3.6 million and $3.7 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
June 30, 2020
Municipal bonds	$2,505	(7)	$-	$-	$2,505	$(7)
Mortgage-backed securities	323	(1)	383	(3)	706	(4)
	$2,828	$(8)	$383	$(3)	$3,211	$(11)

December 31, 2019
Municipal bonds	$399	(1)	$-	$-	$399	$(1)
Mortgage-backed securities	423	(3)	10,676	(130)	11,099	(133)
	$822	$(4)	$10,676	$(130)	$11,498	$(134)

The Company reviews all investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly.

At June 30, 2020, the Company’s investment portfolio included six securities in the “unrealized losses less than twelve months” category and seven securities in the “unrealized losses twelve months or more” category. Management has the intent and ability to hold these securities until maturity. Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive income, net of tax expense on the Company’s consolidated statements of stockholders’ equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Beginning balance	$294	$347
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(28)	(26)
Ending balance	$266	$321

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the six months ended June 30, 2020 and 2019, the Company did not sell any available for sale debt securities.

Equity Securities

At June 30, 2020 and December 31, 2019, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended June 30, 2020 and 2019, the Company recognized an unrealized gain of $18,000 and an unrealized loss of $1,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. During the six months ended June 30, 2020 and 2019, the Company recognized an unrealized loss of $18,000 and an unrealized gain of $35,000, respectively, on the equity securities. There were no sales of equity securities during the three and six months ended June 30, 2020 and 2019.

Scheduled contractual maturities of available for sale debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
June 30, 2020:
Less than one year	$895	$897
After one year through five years	8,141	8,217
After five years through ten years	12,788	13,317
After ten years	19,318	20,124
Mortgage-backed securities	28,927	30,061
Asset-backed securities	32	224
	$70,101	$72,840

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

The projected economic impact of COVID-19 resulted in the Company recording $828,000 to the allowance for loan losses during the six months ended June 30, 2020 to account for adjustments to certain qualitative factors that reflected the uncertain aspects of the pandemic on economic conditions and borrowers’ ability to repay the loans.  A general review of all commercial real estate and commercial business loans that received an initial loan payment deferral as a result of the COVID 19 impact was performed.  Refer to Note 2 – New Accounting Standards for information on the loan payment deferrals granted by the Bank.   At this time management has not changed its classification of these loans due to the short term nature of the payment deferral, the quality knowledge our loan officers have obtained from their discussions with the borrowers and the strength of the collateral and guarantors.  Management continues to carefully monitor those borrowers who received a second 90 day payment deferral for additional signs of distress that would result in a downgrade in

loan classification.   The net provision for loan losses of $825,000 included a $3,000 credit provision related to additional adjustments which were made to the allowance for loan losses to account for net loan charge-offs, increases in classified loans, changes in the historical loss factor, loan originations and payoffs and changes in the mix of the loan portfolio.

The Company is participating in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under the CARES Act. The CARES Act authorized the SBA to guarantee loans under a new 7(a) loan program known as the PPP.  As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  During the first six months of 2020, the Bank originated 245 SBA PPP loans for our customers, which totaled $26.2 million and represented the retention of over 3,300 jobs.  We funded $17.9 million of PPP loans directly with the remaining $8.3 million funded indirectly via our partnership with Pursuit, a SBA lender that operates in the northeast.  At June 30, 2020, there were $23.1 million in PPP loans outstanding and recorded as commercial business loans.  In accordance with the SBA terms and conditions on these PPP loans, the Company recorded approximately $239,000 in net fees associated with the processing of these loans.  Upon funding the loans, the net fees were deferred and will be amortized over the life of the loans as an adjustment to yield in accordance with FASB ASC 310-20-25-2.  It is expected that most customers will apply and receive PPP loan forgiveness during the second half of 2020, upon which any unamortized deferred fees will be recognized as an adjustment to interest income.

The following tables summarize the activity in the allowance for loan losses for the three and six months ended June 30, 2020 and 2019 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of June 30, 2020 and December 31, 2019:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2020
Allowance for Loan Losses:
Balance – April 1, 2020	$481	$164	$3,057	$469	$531	$27	$31	$4,760
Charge-offs	(26)	-	-	-	-	(2)	-	(28)
Recoveries	-	1	-	-	2	4	-	7
Provision (credit)	(29)	4	320	85	(52)	5	(8)	325
Balance – June 30, 2020	$426	$169	$3,377	$554	$481	$34	$23	$5,064

Balance – January 1, 2020	$436	$129	$2,682	$388	$478	$26	$128	$4,267
Charge-offs	(26)	-	-	-	(5)	(10)	-	(41)
Recoveries	-	1	1	-	4	7	-	13
Provision (credit)	16	39	694	166	4	11	(105)	825
Balance – June 30, 2020	$426	$169	$3,377	$554	$481	$34	$23	$5,064
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$426	$169	$3,377	$554	$481	$34	$23	$5,064

Gross Loans Receivable (1):
Ending balance	$151,440	$46,209	$208,824	$36,922	$45,065	$1,175	$-	$489,635
Ending balance: individually evaluated for impairment	$311	$16	$-	$-	$-	$-	$-	$327
Ending balance: collectively evaluated for impairment	$151,129	$46,193	$208,824	$36,922	$45,065	$1,175	$-	$489,308

(1) Gross Loans Receivable does not include allowance for loan losses of $(5,064) or deferred loan costs of $3,357.

(2) Includes one- to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2019
Allowance for Loan Losses:
Balance – April 1, 2019	$489	$122	$2,042	$330	$414	$28	$90	$3,515
Charge-offs	-	-	-	-	-	(7)	-	(7)
Recoveries	-	1	1	-	-	3	-	5
Provision (credit)	(100)	21	734	49	(281)	6	(79)	350
Balance – June 30, 2019	$389	$144	$2,777	$379	$133	$30	$11	$3,863

Balance – January 1, 2019	$471	$91	$2,020	$250	$507	$25	$84	$3,448
Charge-offs	-	(4)	-	-	-	(21)	-	(25)
Recoveries	8	1	2	-	-	4	-	15
Provision (credit)	(90)	56	755	129	(374)	22	(73)	425
Balance – June 30, 2019	$389	$144	$2,777	$379	$133	$30	$11	$3,863

(1) Includes one– to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2019
Allowance for Loan Losses:
Balance – December 31, 2019	$436	$129	$2,682	$388	$478	$26	$128	$4,267
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$436	$129	$2,682	$388	$478	$26	$128	$4,267

Gross Loans Receivable (1):
Ending Balance	$154,749	$45,250	$211,220	$32,299	$26,720	$1,297	$-	$471,535
Ending balance: individually evaluated for impairment	$166	$-	$-	$-	$-	$-	$-	$166
Ending balance: collectively evaluated for impairment	$154,583	$45,250	$211,220	$32,299	$26,720	$1,297	$-	$471,369

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Six Months Ended
	At June 30, 2020			June 30, 2020
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$311	$311	$-	$315	$6
Home equity	16	16	-	16	-
Total impaired loans	327	327	-	331	6

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2019			December 31, 2019
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$166	$166	$-	$173	$10
Commercial real estate(1)	-	-	-	27	-
Total impaired loans with no related allowance	166	166	-	200	10

With an allowance recorded:
Commercial real estate(2)	-	-	-	260	8
Commercial loans(3)	-	-	-	31	1
Total impaired loans with an allowance	-	-	-	291	9

Total of impaired loans:
Residential, one- to four-family	166	166	-	173	10
Commercial real estate	-	-	-	287	8
Commercial loans	-	-	-	31	1
Total impaired loans	$166	$166	$-	$491	$19

(1) This loan was paid off during the year ended December 31, 2019.

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

The following tables provide an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
June 30, 2020:
Real Estate Loans:
Residential, one- to four-family(1)	$727	$444	$1,288	$2,459	$148,981	$151,440	$2,919
Home equity	125	-	667	792	45,417	46,209	712
Commercial	-	70	-	70	208,754	208,824	-
Construction – commercial	-	-	1,350	1,350	35,572	36,922	-
Other Loans:
Commercial(2)	-	-	-	-	45,065	45,065	-
Consumer	7	5	14	26	1,149	1,175	14
Total	$859	$519	$3,319	$4,697	$484,938	$489,635	$3,645

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2019:
Real Estate Loans:
Residential, one- to four-family(1)	$1,245	$672	$1,924	$3,841	$150,908	$154,749	$2,845
Home equity	168	162	583	913	44,337	45,250	590
Commercial	-	1,133	-	1,133	210,087	211,220	-
Construction - commercial	-	-	-	-	32,299	32,299	-
Other Loans:
Commercial	-	-	-	-	26,720	26,720	-
Consumer	8	-	2	10	1,287	1,297	2
Total	$1,421	$1,967	$2,509	$5,897	$465,638	$471,535	$3,437

(1) Includes one- to four-family construction loans.

(2) Includes $23.1 million of PPP loans which do not require payments for a certain amount of time and are 100% guaranteed by SBA.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of June 30, 2020 and December 31, 2019:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
June 30, 2020
Real Estate Loans:
Residential, one- to four-family(1)	$148,573	$-	$2,867	$-	$-	$151,440
Home equity	45,155	-	1,054	-	-	46,209
Commercial	194,989	13,230	605	-	-	208,824
Construction - commercial	36,922	-	-	-	-	36,922
Other Loans:
Commercial(2)	39,774	5,291	-	-	-	45,065
Consumer	1,161	-	14	-	-	1,175
Total	$466,574	$18,521	$4,540	$-	$-	$489,635

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2019
Real Estate Loans:
Residential, one- to four-family(1)	$152,115	$-	$2,634	$-	$-	$154,749
Home equity	44,403	-	847	-	-	45,250
Commercial	208,042	2,573	605	-	-	211,220
Construction - commercial	32,299	-	-	-	-	32,299
Other Loans:
Commercial	22,295	4,425	-	-	-	26,720
Consumer	1,295	-	2	-	-	1,297
Total	$460,449	$6,998	$4,088	$-	$-	$471,535

(1) Includes one- to four-family construction loans.

(2) Includes $23.1 million of PPP loans which are 100% guaranteed by SBA and are graded as Pass/Performing loans.

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At June 30, 2020
Real Estate Loans:
Residential, one- to four-family	8	$311	1	$24	6	$287	-	$-
Home equity	1	16	-	-	1	16	-	-
Total	9	$327	1	$24	7	$303	-	$-

At December 31, 2019
Real Estate Loans:
Residential, one- to four-family	5	$166	1	$28	4	$138	-	$-

No additional loan commitments were outstanding to these borrowers at June 30, 2020 and December 31, 2019.

The following table details the activity in loans which were first deemed to be TDRs during the three and six months ended June 30, 2020.

	For The Three Months Ended June 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	2	$91	$91

	For the Six Months Ended June 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	3	$150	$150
Home equity	1	16	16
Total	4	$166	$166

There were no loans restructured and classified as TDRs during the three and six month periods ended June 30, 2019.

During the first six months of 2020, we executed principal and interest payment deferrals on 219 loans representing outstanding loan balances of $103.1 million in connection with the COVID-19 relief provided by the CARES Act. 88.2% of the loan balances with payment deferrals were for commercial real estate loans and commercial business loans, while the remaining 11.8% were for residential mortgage, home equity and consumer loans.  Initially, the deferrals were generally no more than three months in duration and were not considered troubled debt restructurings based on the CARES Act and interagency guidance issued in March 2020. As of August 1, 2020, $84.2 million, or 81.7%, of these loan balances had their deferral periods end and were back to regular payments, while $18.9 million of commercial real estate and commercial business loans were granted an additional 90 day deferral scheduled to end by September 30, 2020.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $201,000 and $779,000 at June 30, 2020 and December 31, 2019, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.5 million and $1.8 million at June 30, 2020 and December 31, 2019, respectively.

Note 5 – Deposits

Deposits consist of the following at the dates indicated:

	At June 30, 2020	At December 31, 2019
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$89,623	$61,229
Interest bearing	83,974	56,703
Money market accounts	153,724	141,398
Savings accounts	61,506	53,628
Time deposits	161,658	170,518

	$550,485	$483,476

The increase in total deposits was primarily due to an overall increase in net core deposits, partially offset by a decrease in time deposits. A majority of the growth in core deposits during the six months ended June 30, 2020 was due to PPP loan proceeds and other government stimulus funds being left on deposit at the Bank, in additional to organic growth. The Company’s strategic focus remains on organic growth of lower-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2020	2019
Numerator – net income	$1,353,000	$805,000
Denominator:
Basic weighted average shares outstanding	5,976,962	6,013,599
Increase in weighted average shares outstanding due to:
Stock options	-	8,550
Diluted weighted average shares outstanding (1)	5,976,962	6,022,149

Earnings per share:
Basic	$0.23	$0.13
Diluted	$0.23	$0.13

	Six Months Ended June 30,
	2020	2019
Numerator – net income	$2,084,000	$1,703,000
Denominator:
Basic weighted average shares outstanding	5,981,878	6,022,869
Increase in weighted average shares outstanding due to:
Stock options	-	8,618
Diluted weighted average shares outstanding (1)	5,981,878	6,031,487

Earnings per share:
Basic	$0.35	$0.28
Diluted	$0.35	$0.28

(1)

Stock options to purchase 64,547 shares under the Company’s 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 for each plan were outstanding during the three and six month periods ended June 30, 2020 and 2019, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 7  – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at June 30, 2020 and December 31, 2019. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	June 30,	December 31,
	2020	2019
	(Dollars in thousands)

Commitments to grant loans	$42,500	$26,919
Unfunded commitments under lines of credit	66,825	61,309

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

Note 8  – Stock-based Compensation

As of June 30, 2020, the Company had four stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $84,000 and $119,000 for the three months ended June 30, 2020 and 2019, respectively. The compensation cost that has been recorded for the six months ended June 30, 2020 and 2019 was $152,000 and $239,000, respectively.

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

A summary of the status of the Stock Option Plan during the six months ended June 30, 2020 and 2019 is presented below:

:

	2020			2019
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	64,548	$14.38		82,321	$12.98
Granted	-	-		-	-
Exercised	-	-		-	-
Outstanding at end of period	64,548	$14.38	6.3 years	82,321	$12.98	5.9 years

Options exercisable at end of period	38,726	$14.38	6.3 years	43,591	$11.73	5.9 years

Fair value of options granted		$-			$-

At June 30, 2020, stock options had no intrinsic value and there were no remaining options available for grant under the Stock Option Plan.  There were no stock options exercised during the three and six months ended June 30, 2020 and 2019. Compensation expense related to the Stock Option Plan for the three month periods ended June 30, 2020 and 2019 was $8,000. Compensation expense related to the Stock Option Plan for the six month periods ended June 30, 2020 and 2019 was $17,000. At June 30, 2020, $45,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of 16 months.

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

As of June 30, 2020, there were 115,770 shares vested or distributed to eligible participants under the RRP. Compensation expense amounted to $6,000 and $22,000 for the three months ended June 30, 2020 and 2019, respectively. Compensation expense amounted to $12,000 and $44,000 for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, $30,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 16 months.

A summary of the status of unvested shares under the RRP for the six months ended June 30, 2020 and 2019 is as follows:

	At June 30, 2020	Weighted Average Grant Price (per Share)	At June 30, 2019	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	3,255	$14.37	10,188	$13.27
Granted	-	-	-	-
Vested	-	-	-	-
Unvested shares outstanding at end of period	3,255	$14.37	10,188	$13.27

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

The Board of Directors granted restricted stock awards under the EIP during the six months ended June 30, 2020 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 5, 2020	5,513	100% on December 11, 2020	$15.51	Non-employee directors
February 26, 2020	15,317	100% on February 26, 2023 if three year performance metric is achieved	15.39	Employees

A summary of the status of unvested restricted stock awards under the EIP for the six months ended June 30, 2020 and 2019 is as follows:

	At June 30, 2020	Weighted Average Grant Price (per Share)	At June 30, 2019	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	-	$-	25,321	$15.28
Granted	20,830	15.42	5,186	15.89
Vested	-	-	-	-
Forfeited	(332)	15.39	(760)	15.90
Unvested shares outstanding at end of period	20,498	$15.42	29,747	$15.37

As of June 30, 2020, there were 83,572 shares of restricted stock that vested or was distributed to eligible participants under the EIP. Compensation expense related to unvested restricted stock awards under the EIP amounted to $44,000 and $59,000 for the three months ended June 30, 2020 and 2019, respectively. Compensation expense related to unvested EIP restricted stock awards during the six months ended June 30, 2020 and 2019 was $67,000 and $115,000, respectively. At June 30, 2020, $249,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 32 months.

A summary of the status of stock options under the EIP for the six months ended June 30, 2020 and 2019 is presented below:

	At June 30, 2020			At June 30, 2019
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	6.3 years	20,000	$14.38	7.3 years

Options exercisable at end of period	11,999	$14.38	6.3 years	7,997	$14.38	7.3 years

Fair value of options granted		-			-

At June 30, 2020, stock options had no intrinsic value and there were no remaining options available for grant under the EIP.    Compensation expense related to stock options outstanding under the EIP amounted to $3,000 for the three months ended June 30, 2020 and 2019 and $5,000 for the six months ended June 30, 2020 and 2019. At June 30, 2020, $14,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 16 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of June 30, 2020, the balance of the loan to the ESOP and the fair value of unallocated shares were $1.5 million, respectively. As of June 30, 2020, there were 78,017 allocated shares and 126,960 unallocated shares compared to 72,891 allocated shares and 134,895 unallocated shares at June 30, 2019. The ESOP compensation expense was $23,000 for the three months ended June 30, 2020 and $27,000 for the three months ended June 30, 2019 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $51,000 for the six months ended June 30, 2020 and $58,000 for the six months ended June 30, 2019 based on 3,968 shares earned in each of those periods.

Note 9  - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2020 and December 31, 2019 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

The Company’s consolidated statements of financial condition contains investment securities available for sale and derivative instruments that are recorded at fair value on a recurring basis.  For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2020 and December 31, 2019 were as follows:

	Fair Value Measurements at June 30, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Debt Securities
U.S. government agencies	$2,346	$2,346	$-	$-
Municipal bonds	40,209	-	40,209	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	20	-	20	-
Collateralized mortgage obligations-government sponsored entities	24,048	-	24,048	-
Government National Mortgage Association	164	-	164	-
Federal National Mortgage Association	2,854	-	2,854	-
Federal Home Loan Mortgage Corporation	2,975	-	2,975	-
Asset-backed securities:
Private label	189	-	189	-
Government sponsored entities	35	-	35	-
Total Debt Securities	$72,840	$2,346	$70,494	$-
Equity securities	49	-	49	-
Total Securities Available for Sale	$72,889	$2,346	$70,543	$-
Interest Rate Swap(1)	$(306)	$-	$(306)	$-

(1)	Included in Other Liabilities on the consolidated statements of financial condition.

	Fair Value Measurements at December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2020 and December 31, 2019 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At June 30, 2020
Foreclosed real estate	$135	$-	$-	$135

At December 31, 2019
Foreclosed real estate	$170	$-	$-	$170

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At June 30, 2020
Foreclosed real estate	$135	Market valuation of property (1)	Direct Disposal Costs (2)	10.00%	10.00%
At December 31, 2019
Foreclosed real estate	$170	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%	9.40%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)

The fair value basis of foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

At June 30, 2020 and December 31, 2019, foreclosed real estate valued using Level 3 inputs had a carrying amount of $184,000 and $221,000, respectively. At June 30, 2020 and December 31, 2019 foreclosed real estate valued using Level 3 inputs had valuation allowances of $49,000 and $51,000, respectively.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at June 30, 2020
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$78,864	$78,864	$78,864	$-	$-
Securities available for sale	72,889	72,889	2,346	70,543	-
Federal Home Loan Bank stock	2,022	2,022	-	2,022	-
Loans receivable, net	487,928	486,295	-	-	486,295
Accrued interest receivable	3,221	3,221	-	3,221	-
Interest rate swap	(306)	(306)	-	(306)	-
Financial liabilities:
Deposits	550,485	553,757	-	553,757	-
Long-term debt	32,350	33,624	-	33,624	-
Accrued interest payable	67	67	-	67	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2019
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$30,289	$30,289	$30,289	$-	$-
Securities available for sale	71,201	71,201	2,145	69,056	-
Federal Home Loan Bank stock	2,055	2,055	-	2,055	-
Loans receivable, net	470,816	461,058	-	-	461,058
Accrued interest receivable	2,153	2,153	-	2,153	-
Interest rate swap	(127)	(127)	-	(127)	-
Financial liabilities:
Deposits	483,476	486,487	-	486,487	-
Long-term debt	34,650	34,658	-	34,658	-
Accrued interest payable	79	79	-	79	-
Off-balance-sheet financial instruments	-	-	-	-	-

Note 10 – Treasury Stock

During the three months ended June 30, 2020, the Company repurchased 40,600 shares of common stock at an average cost of $12.61 per share. During the six months ended June 30, 2020, the Company repurchased 67,500 shares of common stock at an average cost of $13.16 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of June 30, 2020, there were 29,539 shares remaining to be repurchased under the existing stock repurchase program. During the six months ended June 30, 2020, the Company transferred 20,830 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the six months ended June 30, 2020, there were 332 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to forfeitures.

During the three months ended June 30, 2019, the Company repurchased 43,900 shares of common stock at an average cost of $15.32 per share. During the six months ended June 30, 2019, the Company repurchased 51,200 shares of common stock at an average cost of $15.30 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of June 30, 2019, there were 16,990 shares remaining to be repurchased under the existing stock repurchase program. During the six months ended June 30, 2019, the Company transferred 5,186 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the six months ended June 30, 2019, there were 760 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.88 per share due to forfeitures.

Note 11 – Other Comprehensive Income

In addition to presenting the consolidated statements of comprehensive income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income for the periods presented:

	For the Three Months Ended June 30, 2020			For The Three Months Ended June 30, 2019
	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Net unrealized gains arising during the period	$19	$(5)	$14	$792	$(166)	$626
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(12)	3	(9)	(13)	2	(11)
Total Other Comprehensive Income	$7	$(2)	$5	$779	$(164)	$615

	For the Six Months Ended June 30, 2020			For The Six Months Ended June 30, 2019
	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Net unrealized gains arising during the period	$1,083	$(228)	$855	$1,600	$(336)	$1,264
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(28)	6	(22)	(26)	5	(21)
Total Other Comprehensive Income	$1,055	$(222)	$833	$1,574	$(331)	$1,243

 The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income		Affected Line Item
Comprehensive Income	for the three months ended June 30,		on the Consolidated
Components	2020	2019	Statements of Income
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Recovery on previously impaired investment securities	$(12)	$(13)	Recovery on previously impaired investment securities
Provision for income tax expense	3	2	Income Tax Expense
Total reclassification for the period	$(9)	$(11)	Net Income

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income		Affected Line Item
Comprehensive Income	for the six months ended June 30,		on the Consolidated
Components	2020	2019	Statements of Income
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Recovery on previously impaired investment securities	$(28)	$(26)	Recovery on previously impaired investment securities
Provision for income tax expense	6	5	Income Tax Expense
Total reclassification for the period	$(22)	$(21)	Net Income

Note 12 – Subsequent Events

On July 22, 2020, the Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s common stock, payable on August 20, 2020 to shareholders of record as of August 6, 2020. Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 62.1% of the Company’s total outstanding stock, has elected to waive receipt of the dividend on its shares. On February 28, 2020, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 5, 2021, aggregating up to $0.50 per share. The MHC waived $436,000 of dividends during the three months ended June 30, 2020 and $873,000 of dividends during the six months June 30, 2020. Cumulatively the MHC has waived approximately $13.2 million of cash dividends as of June 30, 2020. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of June 30, 2020 compared to the consolidated financial condition as of December 31, 2019 and the consolidated results of operations for the three and six months ended June 30, 2020 and 2019.

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

RECENT MARKET CONDITIONS, RELATED RISKS AND UNCERTAINTIES

During the first six months of 2020, an outbreak of a novel strain of coronavirus (“COVID-19”), which was originally identified in Wuhan, China, spread to a number of countries around the world, including the United States. COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities have had, are currently having and may for some time continue to have a destabilizing effect on financial markets and economic activity. The COVID-19 pandemic severely restricted the level of economic activity in the Bank’s market areas during 2020. In response to the COVID-19 pandemic, the New York State governor took several preventative and protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed non-essential.  Since May 2020, some of these restrictions have been released, resulting in certain industries being able to re-open for business, with appropriate health measures and social distancing protocols put in place.  The initial and current  restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees in the market areas in which we operate.

The extent of the impact of COVID-19 on our operational and financial performance is currently uncertain, cannot be predicted and will depend on certain developments, including, among others, the duration and spread of COVID-19, its impact on our customers, employees and vendors, and governmental, regulatory and private sector responses to the coronavirus.

In light of the changing economic outlook as a result of COVID-19, as well as other factors, the 10-year Treasury yield has fallen to historic lows, and the equity markets have been significantly impacted and remain volatile. In response, the Federal Reserve reduced the target federal funds rate by 150 basis points during March 2020. The Federal Reserve’s actions and other effects of the COVID-19 pandemic may negatively impact our interest income and, therefore, our earnings, financial condition and results of operations.  As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact our provision for loan losses.  Other financial impacts could occur though such potential impact is unknown at this time.

As of June 30, 2020, the Bank’s capital ratios were in excess of all regulatory requirements.  While management believes we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our regulatory capital ratios could be adversely impacted by further credit losses.  The Company maintains access to multiple sources of liquidity which could be used to support capital ratios.

PANDEMIC RESPONSE

The Bank’s branches have remained open to serve our customers and local communities during the pandemic. The Company continues to place a high priority on ensuring the safety and health of its customers and employees and has put in place physical enhancements, strict social distancing protocols, and enhanced cleaning measures.  The Company encourages its customers to use the branch drive-thru lanes, mobile banking and online banking services or one of the 1,900+ surcharge free ATM locations to promote appropriate social distancing protocols.

The Company implemented a loan modification program for impacted customers, in line with regulatory guidance, allowing customers to defer loan payments.  During the second quarter of 2020, we approved loan payment deferral requests of up to 90 days on 219 loans, representing $103.1 million, or 21.1%, of the Bank’s loan portfolio as of June 30, 2020. The majority of these customers have not yet requested a second 90 day deferral period, with the exception of 17 loans, or $18.9 million, which have received an additional 90 day deferral to end on September 30, 2020.  These loans were current at the time of modification and were not considered troubled debt restructurings based on the CARES Act and interagency guidance.  Refer to Note 2 in the Consolidated Financial Statements for additional information on the associated interagency guidance.

The table below provides the outstanding loan balance as of July 31, 2020 for those loans that received an additional 90 day deferral to end on September 30, 2020 (dollars in thousands):

Loan Type	Number of Loans	Balance Outstanding	Weighted Average Interest Rate

Commercial real estate	10	$16,245	5.15%
Commercial business	7	2,685	5.05
	17	$18,930	5.14%

Total payment deferral requests on real estate loans were primarily secured by real estate located in Western New York.

While many industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, the Company’s management team has considered the categories below to be “at risk” of significant impact.  The table below identifies these segments as well as the outstanding loan balance, committed loan balances, and current outstanding payment deferrals for each industry type.

	At June 30, 2020
	(dollars in thousands)
Industry Type	Number of Loans	Balance Outstanding ($)	% of Total Loans Outstanding	Loan Commitments ($)	Total Outstanding with Payment Deferrals ($)	Total Outstanding with Payment Deferrals ($) at July 31, 2020

Retail (non-essential)	19	$17,157	3.5%	$509	$2,041	$-
Eating and Drinking Establishments	39	16,415	3.4	3,210	9,881	8,218
Construction Trades	50	11,780	2.4	9,253	-	-
Hotels/Accommodations	17	11,190	2.3	854	6,903	6,129
Dental and Medical Practices and Gyms	13	3,718	0.8	2,058	193	193
	138	$60,260	12.4%	$15,884	$19,018	$14,540

We are participating in the SBA PPP under the CARES Act. The CARES Act authorized the SBA to guarantee loans under a new 7(a) loan program known as the PPP.  As a qualified SBA lender, we were automatically authorized to originate PPP loans. The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  During the first six months of 2020, the Bank originated 245 SBA PPP loans for our customers, which totaled $26.2 million and represented the retention of over 3,300 jobs.  We funded $17.9 million of PPP loans directly with the remaining $8.3 million funded indirectly via our partnership with Pursuit, a SBA lender that operates in the northeast.  At June 30, 2020, there were $23.1 million in PPP loans outstanding. Net PPP loan fees are estimated to be $239,000 during the first six months of 2020 based on current loan forgiveness expectations.  In accordance with the SBA terms and conditions on these PPP loans, the Company recorded approximately $239,000 in net fees associated with the processing of these loans.  Upon funding the loans, the net fees were deferred and will be amortized over the life of the loans as an adjustment to yield in accordance with FASB ASC 310-20-25-2. It is expected that most customers will apply and receive PPP loan forgiveness during the second half of 2020, upon which any unamortized deferred fees will be recognized as an adjustment to interest income.

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

The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. Interest income on securities does not include a tax equivalent adjustment for tax exempt securities.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2020			June 30, 2019
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$56,904	$11	0.08%	$22,043	$137	2.49%
Securities(1)	72,930	536	2.94%	83,674	647	3.09%
Loans	487,363	5,597	4.59%	417,435	5,168	4.95%
Total interest-earning assets	617,197	6,144	3.98%	523,152	5,952	4.55%
Other assets	43,657			43,328
Total assets	$660,854			$566,480

Interest-bearing liabilities
Demand & NOW accounts	$75,821	$26	0.14%	$51,048	$13	0.10%
Money market accounts	152,764	208	0.54%	118,348	307	1.04%
Savings accounts	59,521	9	0.06%	54,391	8	0.06%
Time deposits	164,232	673	1.64%	168,488	776	1.84%
Borrowed funds & other interest-bearing liabilities	34,959	190	2.17%	27,187	165	2.43%
Total interest-bearing liabilities	487,297	1,106	0.91%	419,462	1,269	1.21%
Other non-interest bearing liabilities	89,086			65,413
Stockholders' equity	84,471			81,605
Total liabilities & stockholders' equity	$660,854			$566,480
Net interest income		$5,038			$4,683
Interest rate spread			3.07%			3.34%
Net interest margin			3.27%			3.58%

(1)	The tax equivalent adjustment for tax exempt securities results in rates of 3.36% and 3.56% for the three months ended June 30, 2020 and 2019, respectively.
(2)	Annualized.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2020			June 30, 2019
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$42,261	$77	0.36%	$21,632	$252	2.33%
Securities(1)	72,993	1,087	2.98%	85,323	1,339	3.14%
Loans	479,695	11,271	4.70%	406,484	10,023	4.93%
Total interest-earning assets	594,949	12,435	4.18%	513,439	11,614	4.52%
Other assets	43,825			42,819
Total assets	$638,774			$556,258

Interest-bearing liabilities
Demand & NOW accounts	$67,418	$43	0.13%	$50,219	$26	0.10%
Money market accounts	150,102	646	0.86%	118,360	584	0.99%
Savings accounts	57,093	17	0.06%	53,489	16	0.06%
Time deposits	166,347	1,411	1.70%	163,899	1,450	1.77%
Borrowed funds & other interest-bearing liabilities	35,175	384	2.18%	26,318	317	2.41%
Total interest-bearing liabilities	476,135	2,501	1.05%	412,285	2,393	1.16%
Other non-interest bearing liabilities	78,377			62,864
Stockholders' equity	84,262			81,109
Total liabilities & stockholders' equity	$638,774			$556,258
Net interest income		$9,934			$9,221
Interest rate spread			3.13%			3.36%
Net interest margin			3.34%			3.59%

(1)	The tax equivalent adjustment for tax exempt securities results in rates of 3.40% and 3.61% for the six months ended June 30, 2020 and 2019, respectively.
(2)	Annualized.

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

	Three Months Ended June 30, 2020
	Compared to
	Three Months Ended June 30, 2019
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(212)	$86	$(126)
Securities	(31)	(80)	(111)
Loans, including fees	(393)	822	429
Total interest-earning assets	(636)	828	192
Interest-bearing liabilities:
Demand & NOW accounts	5	8	13
Money market accounts	(172)	73	(99)
Savings accounts	-	1	1
Time deposits	(84)	(19)	(103)
Total deposits	(251)	63	(188)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(15)	40	25
Total interest-bearing liabilities	(266)	103	(163)
Total change in net interest income	$(370)	$725	$355

	Six Months Ended June 30, 2020
	Compared to
	Six Months Ended June 30, 2019
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(308)	$133	$(175)
Securities	(66)	(186)	(252)
Loans, including fees	(490)	1,738	1,248
Total interest-earning assets	(864)	1,685	821
Interest-bearing liabilities:
Demand & NOW accounts	7	10	17
Money market accounts	(81)	143	62
Savings accounts	-	1	1
Time deposits	(60)	21	(39)
Total deposits	(134)	175	41
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(22)	89	67
Total interest-bearing liabilities	(156)	264	108
Total change in net interest income	$(708)	$1,421	$713

\

Net interest margin decreased 31 basis points to 3.27% for the 2020 second quarter as compared to the 2019 second quarter.  The net interest margin for the 2020 second quarter was primarily impacted by a 57 basis points decrease in the average yield on interest-earning assets when compared to the prior year period primarily due to a decrease in market interest rates and to a lesser extent due to the impact of originating lower yielding PPP loans during the three months ended June 30, 2020.  PPP loans have an interest rate of 1.00% under SBA guidelines which along with deferred origination fee income and cost, averaged 1.79%, which is well below traditional loan yields. The decrease in the average yield on interest-earning assets was partially offset by a $69.9 million, or 16.8%, increase in the average balance of the loan portfolio during the 2020 second quarter as compared to the prior year quarter.  The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of commercial real estate and PPP loans. The decrease in net interest margin was partially offset by a decrease in the average interest rate paid on interest bearing liabilities which decreased from 1.21% during the 2019 second quarter to 0.91% during the 2020 second quarter due to the decrease in market interest rates.

Net interest margin decreased 25 basis points to 3.34% for the six months ended June 30, 2020 from 3.59% for the six months ended June 30, 2019.  The net interest margin for the six months ended June 30, 2020 was primarily impacted by a 34 basis points decrease in the average yield on interest-earning assets when compared to the prior year period primarily due to a decrease in market interest rates and to a lesser extent due to the impact of originating lower yielding PPP loans during the six months ended June 30, 2020.  PPP loans have an interest rate of 1.00% under SBA guidelines which along with deferred origination fee income and cost, averaged 1.79%, which is well below traditional loan yields. The decrease in the average yield on interest-earning assets was partially offset by a $73.2 million, or 18.0%, increase in the average balance of the loan portfolio during the six months ended June 30, 2020 as compared to the prior year quarter.  The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of commercial real estate and PPP loans. The decrease in net interest margin was partially offset by a decrease in the average interest rate paid on interest bearing liabilities which decreased from 1.16% during the six months ended June 30, 2019 to 1.05% during the six months ended June 30, 2020 due to the decrease in market interest rates.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total assets at June 30, 2020 were $677.8 million, an increase of $66.9 million, or 11.0%, from $610.9 million at December 31, 2019.  The increase in total assets was primarily due to a $47.6 million increase in interest earning deposits and a $17.1 million increase in loans receivable, net.

Cash and cash equivalents increased by $48.6 million, or 160.4%, from $30.3 million at December 31, 2019 to $78.9 million at June 30, 2020.  The increase was primarily due to a $67.0  million increase in deposits, partially offset by an $18.2 million net cash outflow relating to net loan originations and principal collections.

Net loans receivable increased during the six months ended June 30, 2020 as shown in the table below:

	At June 30,	At December 31,	Change
	2020	2019	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$151,440	$154,749	$(3,309)	(2.1)%
Home equity	46,209	45,250	959	2.1%
Commercial	208,824	211,220	(2,396)	(1.1)%
Construction - Commercial	36,922	32,299	4,623	14.3%
Total real estate loans	443,395	443,518	(123)	(0.0)%
Other Loans:
Commercial	45,065	26,720	18,345	68.7%
Consumer	1,175	1,297	(122)	(9.4)%
Total gross loans	489,635	471,535	18,100	3.8%
Allowance for loan losses	(5,064)	(4,267)	(797)	18.7%
Net deferred loan costs	3,357	3,548	(191)	(5.4)%
Loans receivable, net	$487,928	$470,816	$17,112	3.6%

(1)	Includes one- to four-family construction loans.

The increase in loans receivable, net was primarily due to an increase in commercial business loans which were originated under the SBA PPP loan program during the 2020 second quarter. The outstanding balance of PPP loans was $23.1 million at June 30, 2020.  During the first six months of 2020, we remained strategically focused on originating shorter duration, adjustable rate commercial real estate loans and PPP commercial business loans guaranteed by the SBA to diversify our asset mix and to properly manage interest rate risk.

Loans Past Due and Non-Performing Assets.  The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At June 30,	At December 31,
	2020	2019
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$109	$71
Home equity	-	39
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	1,350	-
Other loans:
Commercial	-	-
Consumer	-	-
Total	$1,459	$110
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,919	$2,845
Home equity	712	590
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	14	2
Total non-accrual loans	3,645	3,437
Total non-performing loans	5,104	3,547
Foreclosed real estate	201	779
Total non-performing assets	$5,305	$4,326
Ratios:
Non-performing loans as a percent of total net loans:	1.05%	0.75%
Non-performing assets as a percent of total assets:	0.78%	0.71%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Residential, one- to four-family	$24	$28
Performing loans
Real estate loans:
Residential, one- to four-family	$287	$138
Home equity	16	-

Total non-performing loans increased by $1.6 million, or 43.9%, to $5.1 million at June 30, 2020 from $3.5 million at December 31, 2019, primarily due to one $1.4 million multi-family commercial real estate construction loan that has 80% of units under contract and was impacted by construction delays, including delays resulting from COVID 19 restrictions for construction workers in New York State during the 2020 second quarter. Construction activity has resumed and the loan is expected to become current and fully paid off during the 3rd quarter of 2020.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated:

	At or for the Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Balance at beginning of year	$4,267	$3,448
Provision for loan losses	825	425
Charge-offs:
Real estate loans:
Residential, one- to four-family	(26)	-
Home equity	-	(4)
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	(5)	-
Consumer	(10)	(21)
Total charge-offs	(41)	(25)
Recoveries:
Real estate loans:
Residential, one- to four-family	-	8
Home equity	1	1
Commercial	1	2
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	4	-
Consumer	7	4
Total recoveries	13	15
Net charge-offs	(28)	(10)
Balance at end of period	$5,064	$3,863
Average loans outstanding	$479,695	$406,484
Allowance for loan losses as a percent of total net loans	1.04%	0.88%
Allowance for loan losses as a percent of non-performing loans	99.22%	114.43%
Ratio of net charge-offs to average loans outstanding(1)	(0.01)%	0.00%

(1)	Annualized

The projected economic impact of COVID-19 on the Company’s allowance for loan losses resulted in $828,000 of additional provision for loan losses for the six months ended June 30, 2020.   The additional provision was primarily due to an adjustment of certain qualitative factors in order to take into account the uncertain impacts of COVID-19 on economic conditions and borrowers’ ability to repay the loans. Increased provisions were also recorded during the current period to reflect an increase in classified loans.  The net provision of $825,000 included a $3,000 credit provision to account for additional adjustments which were made to the  provision for loan losses for other factors, including net charge-offs,  loan growth, changes in the mix of the underlying portfolio and changes in the historical loss factor.

Accrued interest receivable increased $1.1 million, or 49.6%, to $3.2 million at June 30, 2020 from $2.2 million at December 31, 2019. The increase was primarily due to an increase in interest receivables on loans due to the deferral of principal and interest payments for those borrowers impacted by the pandemic. At this time, it is expected that the deferred interest on these loans will be collected in full.

Other Assets decreased $1.5 million, or 50.3%, to $1.5 million at June 30, 2020 from $3.0 million at December 31, 2019 primarily due to the sale of other real estate owned by the Bank and a decrease in current tax receivables.

The table below shows changes in deposit balances by type of deposit account between June 30, 2020 and December 31, 2019:

	At June 30,	At December 31,	Change
	2020	2019	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$89,623	$61,229	$28,394	46.4%
Interest bearing	83,974	56,703	27,271	48.1%
Money market	153,724	141,398	12,326	8.7%
Savings	61,506	53,628	7,878	14.7%
Total core deposits	388,827	312,958	75,869	24.2%
Non-core Deposits
Time deposits	161,658	170,518	(8,860)	(5.2)%
Total deposits	$550,485	$483,476	$67,009	13.9%

The increase in total deposits was primarily due to an overall increase in net core deposits, partially offset by a decrease in time deposits. A majority of the growth in core deposits during the six months ended June 30, 2020 was due to PPP loan proceeds and other government stimulus funds being left on deposit at the Bank in addition to organic growth. The Company’s strategic focus remains on organic growth of lower-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

Long-term debt consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $2.3 million, or 6.6%, from $34.7 million at December 31, 2019 to $32.4 million at June 30, 2020. The decrease was due to the Company paying off maturing debt with excess cash on hand.

Total stockholders’ equity increased by $1.7 million, or 2.0%, from $82.8 million at December 31, 2019 to $84.5 million at June 30, 2020.  The increase in stockholders’ equity was primarily attributed to $2.1 million of net income and an increase of $833,000 in other comprehensive income, which was partially offset by dividends paid of $513,000 and stock purchases of $888,000 during the six months ended June 30, 2020.

Comparison of Results of Operations for the Three Months Ended June 30, 2020 and 2019

General.    Net income was $1.4 million for the three months ended June 30, 2020, or $0.23 per diluted share, an increase of $548,000, or 68.1%, compared to net income of $805,000, or $0.13 per diluted share, for the three months ended June 30, 2019. Net income for the three months ended June 30, 2020 primarily reflected a $355,000 increase in net interest income, a $212,000 decrease in non-interest expenses, a $62,000 increase in non-interest income and a $25,000 decrease in provision for loans losses, partially offset by a $106,000 increase in income tax expense.

Interest Income.  Interest income increased by $192,000, or 3.2%, to $6.1 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to an increase in loan interest income. Loan interest income increased by $429,000, or 8.3%, to $5.6 million for the three months ended June

30, 2020 compared to the three months ended June 30, 2019, primarily due to an increase in the average balance of the loan portfolio by $69.9 million, or 16.8%, from $417.4 million for the three months ended June 30, 2019 to $487.4 million for the three months ended June 30, 2020. The increase in the average balance of loans was primarily due to an increase in the average balance of commercial real estate, commercial construction and commercial business loans (primarily PPP loans). The average yield on the loan portfolio decreased by 36 basis points from 4.95% for the three months ended June 30, 2019 to 4.59% for the three months ended June 30, 2020. The decrease in the average yield on loans was due to a decrease in market interest rates since June 30, 2019.  It was also due to the origination of $26.2 million in PPP loans with an interest rate of 1.00% under SBA guidelines which along with deferred origination fee income and cost, averaged 1.79%, which is well below traditional loan yields.

Investment interest income decreased $111,000, or 17.2%, to $536,000 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a decrease in the average balance of the investment portfolio from $83.7 million for the three months ended June 30, 2019 to $72.9 million for the three months ended June 30, 2020. The average yield on the investment portfolio decreased 15 basis points from 3.09% for the three months ended June 30, 2019 to 2.94% for the three months ended June 30, 2020. The decrease in the average balance and average yield of the investment portfolio was primarily due to securities paydowns and redemptions of “callable” municipal bonds, partially offset by securities purchases since June 30, 2019 at lower average yields.

Other interest income decreased by $126,000, or 92.0%, to $11,000 for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The average yield decreased to 0.08% for the three months ended June 30, 2020 from 2.49% for the three months ended June 30, 2019, while the average balance of other interest earning assets increased from $22.0 million for the three months ended June 30, 2019 to $56.9 million for the three months ended June 30, 2020.  The decrease in the average yield on other interest earning assets was primarily due to lower average rates earned on excess funds, as a result of the decrease in short term market interest rates since June 30, 2019. The increase in the average balance of other interest earning assets was primarily due to an increase in average deposits that were only partially used to fund loan originations.

Interest Expense.  Interest expense decreased $163,000, or 12.8%, to $1.1 million for the three months ended June 30, 2020 compared to $1.3 million for the three months ended June 30, 2019.   Interest paid on deposits decreased by $188,000, or 17.0%, to $1.0 million for the three months ended June 30, 2020 when compared to the three months ended June 30, 2019. The decrease in interest expense on deposits was primarily due to a 32 basis points decrease in the average rate paid on deposits due to the decrease in market interest rates since June 30, 2019. The decrease was partially offset by a $60.1 million, or 15.3%, increase in average deposit balances for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The average balance of deposits for the three months ended June 30, 2020 was $452.3 million with an average rate of 0.81% compared to the average balance of deposits of $392.3 million and an average rate of 1.13% for the three months ended June 30, 2019. The increase in the average balance of interest-bearing deposits was due to an increase in core deposit accounts primarily through organic growth and the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts.

The interest expense on long-term debt increased $39,000, or 29.1%, to $173,000 for the three months ended June 30, 2020 when compared to the three months ended June 30, 2019 primarily due to an increase in the average balance of advances from the FHLBNY. The average balance of advances from the FHLBNY for the three months ended June 30, 2020 was $34.2 million with an average rate of 2.02% compared to an average balance of $26.4 million and an average rate of 2.23% for the three months ended June 30, 2019. The increase in the average balance of FHLBNY advances was due to additional borrowings that allowed the Bank to take advantage of long-term, low fixed-rates to fund loan growth and mitigate interest rate risk. The 21 basis points decrease in the average rate paid on FHLBNY advances was primarily due to the decrease in market interest rates since June 30, 2019.

Provision for Loan Losses.  A $325,000 provision to the allowance for loan losses was recorded during the three months ended June 30, 2020 compared to $350,000 for the three months ended June 30, 2019.  The decrease in the provision expense was primarily due to lower reserves required for loan originations in the second quarter of 2020, as loans originated during the second quarter of 2020 were primarily PPP loans that are guaranteed by the SBA.  The decrease in the provision expense was partially offset by an adjustment of certain qualitative factors to take into account the impact of COVID-19 and related economic conditions on borrowers’ ability to repay loans.   We expect economic uncertainty to continue which may result in additional increases to the allowance for loan losses in future periods.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

During the three months ended June 30, 2020, the provision consisted of a $405,000 net provision for commercial real estate and construction – commercial loans.  This included a $348,000 provision related to the adjustment of certain qualitative factors to take into account the uncertain impacts of COVID-19 on economic conditions and borrowers’ ability to repay loans   The provision was also impacted by a $110,000 provision to reflect a $9.6 million increase in criticized and classified commercial real estate loans during the three months ended June 30, 2020. The provision was partially offset by a $53,000 credit provision due to a $3.9 million decrease in the commercial real estate and construction – commercial loan portfolio during the three months ended June 30, 2020. A $20,000 net provision was recorded for one-to four-family, home equity and consumer loans primarily to reflect an increase in classified loans during the three months ended June 30, 2020. A $52,000 credit to the provision was recorded for commercial business loans primarily to reflect a decrease in outstanding commercial business loans, excluding PPP loans, of $3.4 million during the three months ended June 30, 2020. During the three months ended June 30, 2020, an $8,000 unallocated credit to the provision for loan losses was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

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

Non-Interest Income.   Non-interest income increased by $62,000, or 11.4%, to $608,000 for the three months ended June 30, 2020 as compared to $546,000 for the three months ended June 30, 2019. The increase was primarily due to an $110,000 increase in gains on the sale of loans,  a $39,000 decrease in unrealized losses on derivative contracts and a $19,000 decrease in unrealized losses on equity securities, partially offset by a $102,000 decrease in service charges and fees during the three months ended June 30, 2020. The increase in gains on the sale of loans was due to the Company selling a higher volume of low, fixed rate residential mortgage loans during the 2020 period as compared to the prior year period, in order to mitigate interest rate risk.  The decrease in service charges and fees was primarily due to the waiver of certain ATM fees and other service charges to provide relief to customers during the COVID-19 pandemic.

Non-Interest Expenses.  Non-interest expenses were $3.7 million for the three months ended June 30, 2020, a decrease of $212,000 or 5.4%, as compared to $3.9 million for the three months ended June 30, 2019. Salaries and employee benefits decreased $214,000, or 10.0%, primarily due to an increase in deferred salary expense related to PPP loan originations and decreases to stock based compensation expenses and health insurance costs. Other expenses decreased $54,000, or 16.6%, primarily due to a decrease in foreclosure and other real estate owned expenses. The decrease was partially offset by an increase in occupancy and equipment and professional services expenses. Occupancy and equipment expenses increased $34,000, or 6.7%, primarily due to increases in software and technology maintenance costs, equipment depreciation and additional cleaning expense related to COVID-19. Professional services expenses increased $19,000, or 7.3%, primarily due to an increase in consulting costs.

Income Taxes Expense.  Income tax expense was $233,000 for the three months ended June 30, 2020, an increase of $106,000, or 83.5%, as compared to $127,000 for the three months ended June 30, 2019. The increase in income tax expense was primarily due to an increase in income before taxes and an increase in the effective tax rate.  The effective tax rate for the three months ended June 30, 2020 and 2019 was 14.7% and 13.6%, respectively. The increase in effective tax rate was primarily due to a decrease in the mix of tax-exempt income derived from our municipal bond portfolio in relation to our pre-tax income for the current period.

Comparison of Results of Operations for the Six Months Ended June 30, 2020 and 2019

General.    Net income was $2.1 million for the six months ended June 30, 2020, or $0.35 per diluted share, an increase of $381,000, or 22.4%, compared to net income of $1.7 million, or $0.28 per diluted share, for the six months ended June 30, 2019. Net income for the six months ended June 30, 2020 primarily reflected a $713,000 increase in net interest income and a $217,000 decrease in non-interest expenses, partially offset by a $400,000 increase in provision for loans losses, a $77,000 increase in income tax expense and a $72,000 decrease in non-interest income.

Interest Income.    Interest income increased by $821,000, or 7.1%, to $12.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in loan interest income. Loan interest income increased by $1.2 million, or 12.5%, to $11.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an increase in the average balance of the loan portfolio by $73.2 million, or 18.0%, from $406.5 million for the six months ended June 30, 2019 to $479.7 million for the six months ended June 30, 2020. The increase in the average balance of loans was primarily due to an increase in the average balance of commercial real estate, commercial construction and PPP commercial business loans. The average yield on the loan portfolio decreased by 23 basis points from 4.93% for the six months ended June 30, 2019 to 4.70% for the six months ended June 30, 2020. The decrease in the average yield on loans was due to a decrease in market interest rates since June 30, 2019.  It was also due to the origination of PPP loans during the 2020 second quarter with an interest rate of 1.00% under SBA guidelines which along with deferred origination fee income and cost, averaged 1.79%, which is well below traditional loan yields.

Investment interest income decreased $252,000, or 18.8%, to $1.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a decrease in the average balance of the investment portfolio from $85.3 million for the six months ended June 30, 2019 to $73.0 million for the six months ended June 30, 2020. The average yield on the investment portfolio decreased 16 basis points from 3.14% for the six months ended June 30, 2019 to 2.98% for the six months ended June 30, 2020. The decrease in the average balance and average yield of the investment portfolio was primarily due to securities paydowns and redemptions of “callable” municipal bonds, partially offset by securities purchases since June 30, 2019 at lower average yields.

Other interest income decreased by $175,000, or 69.4%, to $77,000 for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The average yield decreased to 0.36% for the six months ended June 30, 2020 from 2.33% for the six months ended June 30, 2019, while the average balance of other interest earning assets increased from $21.6 million for the six months ended June 30, 2019 to $42.3 million for the six months ended June 30, 2020.  The decrease in the average yield on other interest earning assets was primarily due to lower average rates earned on excess funds, as a result of the decrease in short term market interest rates since June 30, 2019. The increase in the average balance of other interest earning assets was primarily due to an increase in average deposits that were only partially used to fund loan originations.

Interest Expense.    Interest expense increased $108,000, or 4.5%, to $2.5 million for the six months ended June 30, 2020 compared to $2.4 million for the six months ended June 30, 2019.   Interest paid on deposits increased by $41,000, or 2.0%, to $2.1 million for the six months ended June 30, 2020 when compared to the six months ended June 30, 2019. The increase in interest expense on deposits was primarily due to a $55.0 million, or

14.2%, increase in average deposit balances for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 which was partially offset by a decrease in the average rate paid on deposit accounts. The average balance of deposits for the six months ended June 30, 2020 was $441.0 million with an average rate of 0.96% compared to the average balance of deposits of $386.0 million and an average rate of 1.08% for the six months ended June 30, 2019. The increase in the average balance of interest-bearing deposits was due to an increase in core deposit accounts primarily through organic growth and the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts. The decrease in the average rate paid on deposits was primarily due to the decrease in market interest rates since June 30, 2019.

The interest expense on long-term debt increased $82,000, or 30.7%, to $349,000 for the six months ended June 30, 2020 when compared to the six months ended June 30, 2019 primarily due to an increase in the average balance of advances from the FHLBNY. The average balance of advances from the FHLBNY for the six months ended June 30, 2020 was $34.4 million with an average rate of 2.04% compared to an average balance of $25.5 million and an average rate of 2.19% for the six months ended June 30, 2019. The increase in the average balance of FHLBNY advances was due to additional borrowings that allowed the Bank to take advantage of long term, low fixed-rates to fund loan growth and mitigate interest rate risk. The 15 basis points decrease in the average rate paid on FHLBNY advances was primarily due to the decrease in market interest rates since June 30, 2019.

Provision for Loan Losses.    An $825,000 provision to the allowance for loan losses was recorded during the six months ended June 30, 2020 compared to $425,000 for the six months ended June 30, 2019.  The $400,000 increase in the provision expense was primarily due to an adjustment of certain qualitative factors to take into account uncertain economic conditions resulting from the impact of the COVID-19 pandemic. We expect economic uncertainty to continue which may result in additional increases to the allowance for loan losses in future periods.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

During the six months ended June 30, 2020, the Company recorded an $825,000 provision to the allowance for loan losses.  An $860,000 net provision was recorded for commercial real estate and construction – commercial loans, and consisted of a $693,000 provision to reflect an adjustment of certain qualitative factors to take into account the uncertain impacts of COVID-19 on economic conditions and borrowers’ ability to repay loans. The provision also consisted of a $29,000 general allowance to reflect inherent losses within the portfolio due to a $2.2 million, or 0.9%, increase in the commercial real estate and construction – commercial loan portfolio since December 31, 2019, and a $138,000 provision to reflect the $10.7 million increase in criticized and classified commercial real estate loans during the six months ended June 30, 2020. A $66,000 provision was recorded for one-to four-family, home equity and consumer loans primarily to reflect an increase in classified loans during the six months ended June 30, 2020. A $4,000 net provision was recorded for commercial business loans which reflected a provision to account for the adjustment of certain qualitative factors relating to the COVID-19 impact on economic conditions that was partially offset by a credit allowance to account for the $5.6 million decrease in outstanding commercial business loans, excluding PPP loans, during the six months ended June 30, 2020. During the six months ended June 30, 2020, a $105,000 unallocated credit to the provision for loan losses was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

The six months ended June 30, 2019 evaluation reflected an $884,000 net provision for commercial real estate and commercial construction loans, due to a 27.5% increase in the loan portfolio since December 31, 2018, to reflect inherent losses within the portfolio, and to reflect changes in the related environmental factors used to qualitatively assess inherent loan losses on commercial real estate and commercial construction loans as well as changes in historical loss experience; which was partially offset by a credit to reflect changes in criticized and classified commercial real estate loans during the six months ended June 30, 2019.  A $374,000 net credit was recorded on the commercial business loan portfolio to reflect changes in criticized and classified commercial business loans during the six months ended June 30, 2019, changes in the related environmental factors used to qualitatively assess inherent loan losses on commercial business loans and changes in the historical average net charge-off rate.  A $12,000 net credit to the provision was recorded for one-to four-family, home equity and consumer loans due to changes in the related environmental factors used to qualitatively assess inherent loan losses on these types of loans, partially offset by a provision to reflect a net increase in classified loans during the six months ended June 30, 2019.  Lastly, a $73,000 credit was recorded on the unallocated provision for loan losses, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-Interest Income.     Non-interest income decreased by $72,000, or 6.3%, to $1.1 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was primarily due to an $85,000 increase in unrealized losses on derivative contracts and a $52,000 increase in unrealized losses on equity securities due to a decrease in market interest rates. The decrease was also due to a $73,000 decrease in service charges and fees during the six months ended June 30, 2020 primarily due to the waiver of certain ATM fees and other service charges to provide relief to customers during the COVID-19 pandemic. The decrease in non-interest income was partially offset by a $147,000 increase in gains on the sale of loans. The increase in gains on the sale of loans was due to the Company selling a higher volume of low, fixed rate residential mortgage loans during the 2020 period as compared to the prior year period, in order to mitigate interest rate risk.

Non-Interest Expenses.  Non-interest expenses were $7.7 million for the six months ended June 30, 2020, a decrease of $217,000 or 2.7%, as compared to $8.0 million for the six months ended June 30, 2019. Salaries and employee benefits decreased $259,000, or 5.9%, primarily due to an increase in deferred salary expense related to PPP loan originations and decreases in stock based compensation expense and health insurance costs, partially offset by an increase in employee salaries. FDIC insurance expense decreased $35,000, or 50.0%, due to the receipt of small bank assessment credits during the six months ended June 30, 2020.  Data processing expenses decreased $17,000, or 2.5%, during the six months ended June 30, 2020, primarily due to lower transaction activity. Occupancy and equipment expenses increased $51,000, or 4.2%, primarily due to increases in software and technology maintenance costs, equipment depreciation and additional cleaning expense related to COVID-19. Advertising expense increased $19,000, or 5.4%, primarily due to an increase in promotional expenses. Postage and supplies increased $22,000, or 17.9%, during the six months ended June 30, 2020, primarily due to additional supply purchases to protect the health and safety of customers and employees as a result of the pandemic.

Income Taxes Expense.  Income tax expense was $355,000 for the six months ended June 30, 2020, an increase of $77,000, or 27.7%, as compared to $278,000 for the six months ended June 30, 2019. The increase in income tax expense was primarily due to an increase in income before taxes and an increase in the effective tax rate.  The effective tax rate for the six months ended June 30, 2020 and 2019 was 14.6% and 14.0%, respectively. The increase in effective tax rate was primarily due to a decrease in the mix of tax-exempt income derived from our municipal bond portfolio in relation to our pre-tax income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions, and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of June 30, 2020, the maximum amount that we can borrow from the FHLBNY was $107.2 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At June 30, 2020, we had outstanding advances under this agreement of $32.4 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.8 million and a fair value of $11.2 million as of June 30, 2020. There were no balances outstanding with the Federal Reserve Bank at June 30, 2020. We have also established lines of credits with correspondent banks for $22.0 million, of which $20.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of June 30, 2020.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the six months ended June 30, 2020, we originated loans of approximately $76.8 million as compared to approximately $88.0 million of loans originated during the six months ended June 30, 2019. Loan originations exceeded principal repayments and other deductions during the first six months of 2020 by $18.2 million. Purchases of investment securities totaled $7.4 million during the six months ended June 30, 2020. We did not purchase any investment securities during the six months ended June 30, 2019. These activities were funded primarily through deposit growth, principal payments received on loans and securities, borrowings and cash reserves.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $550.5 million at June 30, 2020, as compared to $483.5 million at December 31, 2019. Approximately $87.2 million of time deposit accounts are scheduled to mature within one year as of June 30, 2020. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities.  A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio in lieu of the general applicable risk-based capital requirements under Basel III.  If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.00%. Pursuant to the CARES Act, the federal banking agencies in April 2020 issued interim final rules to set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the

Community Bank Leverage Ratio will increase to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. The Bank elected to be subject to this new definition when it became effective on January 1, 2020.

As of June 30, 2020, the Bank was considered a “qualifying community bank” and its Community Bank Leverage Ratio was 11.83% so it was deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.

Off-Balance Sheet Arrangements

Other than loan commitments and two interest rate swap agreements that are not designated as hedging instruments, as previously noted, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 7 in the Notes to our Consolidated Financial Statements for a summary of loan commitments outstanding as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. New York State was under a shelter in place at home order for most of the 2020 second quarter. This resulted in an unprecedented slow-down in economic activity, a steep, rapid increase in unemployment and stock markets have declined in value.    In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows.  The State of New York and certain federal agencies required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  We do have  certain back-office employees working remotely to promote social distancing in our buildings and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated, and how to continue to safely re-open businesses and improve economic conditions.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;

•if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

•our cyber security risks are increased as the result of an increase in the number of employees working remotely;

•we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended June 30, 2020:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

April 1 through April 30, 2020	31,900	$12.47	31,900	38,239
May 1 through May 31, 2020	-	-	-	38,239
June 1 through June 30, 2020	8,700	13.10	8,700	29,539
Total	40,600	$12.61	40,600	29,539
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

LAKE SHORE BANCORP, INC.
(Registrant)

August 12, 2020	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2020	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial Officer)

August 12, 2020	By:	/s/ Steven W. Schiavone
Steven W. Schiavone
Controller
(Principal Accounting Officer)