Form 10-Q
period 2020-09-30
LAKE SHORE BANCORP, INC.
filed 2020-11-12
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes  [  ]        No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,828,048 shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 10, 2020.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2020	2019
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$8,373	$7,884
Interest earning deposits	62,766	22,405
Cash and Cash Equivalents	71,139	30,289
Securities available for sale	81,641	71,201
Federal Home Loan Bank stock, at cost	1,977	2,055
Loans receivable, net of allowance for loan losses 2020 $5,347; 2019 $4,267	491,268	470,816
Premises and equipment, net	9,066	9,415
Accrued interest receivable	3,145	2,153
Bank owned life insurance	22,343	21,969
Other assets	2,084	2,971
Total Assets	$682,663	$610,869
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$464,869	$422,247
Non-interest bearing	90,669	61,229
Total Deposits	555,538	483,476
Long-term debt	31,350	34,650
Advances from borrowers for taxes and insurance	1,972	3,233
Other liabilities	8,916	6,670
Total Liabilities	597,776	528,029
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,835,237 shares outstanding at September 30, 2020 and 6,836,514 shares issued and 5,924,339 shares outstanding at December 31, 2019	68	68
Additional paid-in capital	31,169	31,078
Treasury stock, at cost (1,001,277 shares at September 30, 2020 and 912,175 shares at December 31, 2019)	(11,430)	(10,184)
Unearned shares held by ESOP	(1,300)	(1,364)
Unearned shares held by compensation plans	(147)	(39)
Retained earnings	64,501	61,950
Accumulated other comprehensive income	2,026	1,331
Total Stockholders' Equity	84,887	82,840
Total Liabilities and Stockholders' Equity	$682,663	$610,869

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$5,366	$5,653	$16,637	$15,676
Investment securities, taxable	239	278	746	863
Investment securities, tax-exempt	302	328	882	1,082
Other	15	60	92	312
Total Interest Income	5,922	6,319	18,357	17,933
Interest Expense
Deposits	833	1,173	2,950	3,249
Short-term borrowings	-	33	-	46
Long-term debt	164	142	513	409
Other	17	18	52	55
Total Interest Expense	1,014	1,366	3,515	3,759
Net Interest Income	4,908	4,953	14,842	14,174
Provision for Loan Losses	300	300	1,125	725
Net Interest Income after Provision for Loan Losses	4,608	4,653	13,717	13,449
Non-Interest Income
Service charges and fees	407	473	1,206	1,345
Earnings on bank owned life insurance	128	128	374	370
Unrealized (loss) gain on equity securities	(6)	22	(24)	57
Unrealized gain (loss) on interest rate swap	23	(15)	(156)	(109)
Recovery on previously impaired investment securities	20	13	48	39
Net gain on sale of loans	184	27	333	29
Other	15	21	53	73
Total Non-Interest Income	771	669	1,834	1,804
Non-Interest Expense
Salaries and employee benefits	2,172	2,111	6,311	6,509
Occupancy and equipment	647	632	1,921	1,855
Data processing	353	346	1,012	1,022
Professional services	245	239	741	735
Advertising	166	168	537	520
Postage and supplies	59	58	204	181
FDIC insurance	44	1	79	71
Other	236	364	850	976
Total Non-Interest Expense	3,922	3,919	11,655	11,869
Income before Income Taxes	1,457	1,403	3,896	3,384
Income Tax Expense	226	191	581	469
Net Income	$1,231	$1,212	$3,315	$2,915
Basic and diluted earnings per common share	$0.21	$0.20	$0.56	$0.48
Dividends declared per share	$0.12	$0.12	$0.36	$0.36

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,
	2020	2019
	(Unaudited)
	(Dollars in thousands)
Net Income	$1,231	1,212
Other Comprehensive (Loss) Income, net of tax benefit (expense):
Unrealized holding (losses) gains on securities available for sale, net of tax (benefit) expense	(122)	207
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(16)	(10)
Total Other Comprehensive (Loss) Income	(138)	197
Total Comprehensive Income	$1,093	$1,409

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
	(Dollars in thousands)
Net Income	$3,315	$2,915
Other Comprehensive Income, net of tax expense:
Unrealized holding gains on securities available for sale, net of tax expense	733	1,471
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(38)	(31)
Total Other Comprehensive Income	695	1,440
Total Comprehensive Income	$4,010	$4,355

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, June 30, and September 30, 2020 and 2019 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2019	$68	$30,916	$(8,805)	$(1,449)	$(200)	$59,145	$129	$79,804
Net income	-	-	-	-	-	898	-	898
Other comprehensive income, net of tax expense of $167	-	-	-	-	-	-	628	628
Cumulative effect of adoption of ASU 2016-02 Leases (Topic 842) (net of $2 tax benefit effect)	-	-	-	-	-	(10)	-	(10)
ESOP shares earned (1,984 shares)	-	10	-	21	-	-	-	31
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (5,186 shares)	-	-	49	-	(49)	-	-	-
Compensation plan shares earned (5,518 shares)	-	18	-	-	60	-	-	78
Purchase of treasury stock, at cost (7,300 shares)	-	-	(111)	-	-	-	-	(111)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(267)	-	(267)
Balance - March 31, 2019	$68	$30,955	$(8,867)	$(1,428)	$(189)	$59,766	$757	$81,062

Balance - April 1, 2019	$68	$30,955	$(8,867)	$(1,428)	$(189)	$59,766	$757	$81,062
Net income	-	-	-	-	-	805	-	805
Other comprehensive income, net of tax expense of $164	-	-	-	-	-	-	615	615
ESOP shares earned (1,983 shares)	-	6	-	21	-	-	-	27
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares forfeited (760 shares)	-	-	(8)	-	8	-	-	-
Compensation plan shares earned (6,107 shares)	-	23	-	-	58	-	-	81
Purchase of treasury stock, at cost (43,900 shares)	-	-	(672)	-	-	-	-	(672)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(265)	-	(265)
Balance - June 30, 2019	$68	$30,995	$(9,547)	$(1,407)	$(123)	$60,306	$1,372	$81,664

Balance - July 1, 2019	$68	$30,995	$(9,547)	$(1,407)	$(123)	$60,306	$1,372	$81,664
Net income	-	-	-	-	-	1,212	-	1,212
Other comprehensive income, net of tax expense of $52	-	-	-	-	-	-	197	197
Stock options exercised (17,773 shares)	-	6	-	-	-	-	-	6
ESOP shares earned (1,984 shares)	-	11	-	22	-	-	-	33
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares earned (4,277 shares)	-	19	-	-	52	-	-	71
Purchase of treasury stock, at cost (16,990 shares)	-	-	(255)	-	-	-	-	(255)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(480)	-	(480)
Balance - September 30, 2019	$68	$31,042	$(9,802)	$(1,385)	$(71)	$61,038	$1,569	$82,459

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income (Loss)	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2020	$68	$31,078	$(10,184)	$(1,364)	$(39)	$61,950	$1,331	$82,840
Net income	-	-	-	-	-	731	-	731
Other comprehensive income, net of tax expense of $220	-	-	-	-	-	-	828	828
ESOP shares earned (1,984 shares)	-	7	-	21	-	-	-	28
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (20,830 shares)	-	-	196	-	(196)	-	-	-
Compensation plan shares earned (1,889 shares)	-	9	-	-	20	-	-	29
Purchase of treasury stock, at cost (26,900 shares)	-	-	(377)	-	-	-	-	(377)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(259)	-	(259)
Balance - March 31, 2020	$68	$31,105	$(10,365)	$(1,343)	$(215)	$62,422	$2,159	$83,831

Balance - April 1, 2020	$68	$31,105	$(10,365)	$(1,343)	$(215)	$62,422	$2,159	$83,831
Net income	-	-	-	-	-	1,353	-	1,353
Other comprehensive income, net of tax expense of $2	-	-	-	-	-	-	5	5
ESOP shares earned (1,984 shares)	-	2	-	21	-	-	-	23
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares forfeited (332 shares)	-	-	(4)	-	4	-	-	-
Compensation plan shares earned (3,299 shares)	-	19	-	-	31	-	-	50
Purchase of treasury stock, at cost (40,600 shares)	-	-	(511)	-	-	-	-	(511)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(254)	-	(254)
Balance - June 30, 2020	$68	$31,137	$(10,880)	$(1,322)	$(180)	$63,521	$2,164	$84,508

Balance - July 1, 2020	$68	$31,137	$(10,880)	$(1,322)	$(180)	$63,521	$2,164	$84,508
Net income	-	-	-	-	-	1,231	-	1,231
Other comprehensive loss, net of tax benefit of $37	-	-	-	-	-	-	(138)	(138)
ESOP shares earned (1,984 shares)	-	3	-	22	-	-	-	25
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares earned (3,327 shares)	-	18	-	-	33	-	-	51
Purchase of treasury stock, at cost (42,100 shares)	-	-	(550)	-	-	-	-	(550)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(251)	-	(251)
Balance - September 30, 2020	$68	$31,169	$(11,430)	$(1,300)	$(147)	$64,501	$2,026	$84,887

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,315	$2,915
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	31	38
Net amortization of deferred loan costs	424	436
Provision for loan losses	1,125	725
Recovery on previously impaired investment securities	(48)	(39)
Unrealized loss (gain) on equity securities	24	(57)
Unrealized loss on interest rate swap	156	109
Originations of loans held for sale	(8,452)	(1,274)
Proceeds from sales of loans held for sale	8,785	1,303
Gain on sale of loans held for sale	(333)	(29)
Depreciation and amortization	629	600
Increase in bank owned life insurance, net	(374)	(370)
ESOP shares committed to be released	76	91
Stock based compensation expense	163	263
Increase in accrued interest receivable	(992)	(323)
Decrease (increase) in other assets	36	(267)
Gains from sale of foreclosed real estate	(16)	-
(Decrease) increase in other liabilities	(109)	194
Net Cash Provided by Operating Activities	4,440	4,315
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Maturities, prepayments and calls	13,118	12,981
Purchases	(20,330)	-
Purchases of Federal Home Loan Bank Stock	(93)	(510)
Redemptions of Federal Home Loan Bank Stock	171	-
Loan origination and principal collections, net	(22,001)	(71,846)
Proceeds from sale of foreclosed real estate	526	-
Additions to premises and equipment	(280)	(507)
Net Cash Used in Investing Activities	(28,889)	(59,882)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	72,062	38,817
Net decrease in advances from borrowers for taxes and insurance	(1,261)	(1,399)
Proceeds from issuance of long-term debt	1,200	14,050
Repayment of long-term debt	(4,500)	(4,050)
Proceeds from stock options exercised	-	6
Purchase of treasury stock	(1,438)	(1,038)
Cash dividends paid	(764)	(1,012)
Net Cash Provided by Financing Activities	65,299	45,374
Net Increase (Decrease) in Cash and Cash Equivalents	40,850	(10,193)
CASH AND CASH EQUIVALENTS - BEGINNING	30,289	30,751
CASH AND CASH EQUIVALENTS - ENDING	$71,139	$20,558
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,523	$3,752
Income taxes paid	$800	$530
Right of use asset recognized	$-	$904
Right of use liability recognized	$-	$916

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$-	$165
Securities purchased and not settled	$2,355	$-

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

The interim consolidated financial statements included herein as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The consolidated statements of income for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2020.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of September 30, 2020 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

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

The Company implemented a loan modification program for impacted customers, in line with regulatory guidance, allowing customers to defer loan payments.  The majority of loan deferrals were granted for deferral of principal and interest payments for 90 days, and up to 180 days in some instances, with the loan repayment period extended by the deferral period.  The requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. During the second quarter of 2020, the Company approved loan payment deferral requests of up to 90 days on 219 loans, representing $103.1 million, or 21.1%, of the Bank’s loan portfolio as of June 30, 2020. 88.2% of the loan balances with payment deferrals were for commercial real estate loans and commercial business loans, while the remaining 11.8% were for residential mortgage, home equity and consumer loans.  The number of loan payment deferral requests has decreased and as of October 31, 2020, there were 25 loans, representing $20.8 million, or 4.1% of the Bank’s loan portfolio, that are deferring payments, as follows:

Loan Type	Number of Loans	Balance Outstanding	Weighted Average Interest Rate

Commercial real estate	16	$17,608	5.06%
Commercial business	9	3,165	5.02
	25	$20,773	5.05%

These loans were current at the time of modification and were not considered troubled debt restructurings based on the CARES Act and interagency guidance noted above and we have not accounted for the loans as TDRs, nor have we designated the loans as past due or non-accrual.

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

Note 3 – Investment Securities

Debt Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. government agencies	$2,010	$364	$-	$2,374
Municipal bonds	44,816	1,089	(32)	45,873
Mortgage-backed securities:
Collateralized mortgage obligations-private label	19	-	-	19
Collateralized mortgage obligations-government sponsored entities	25,091	674	(15)	25,750
Government National Mortgage Association	128	12	-	140
Federal National Mortgage Association	4,520	125	-	4,645
Federal Home Loan Mortgage Corporation	2,419	173	-	2,592
Asset-backed securities-private label	-	171	-	171
Asset-backed securities-government sponsored entities	31	3	-	34
Total Debt Securities	$79,034	$2,611	$(47)	$81,598
Equity Securities	22	21	-	43
Total Securities Available for Sale	$79,056	$2,632	$(47)	$81,641

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. government agencies	$2,011	$134	$-	$2,145
Municipal bonds	34,985	835	(1)	35,819
Mortgage-backed securities:
Collateralized mortgage obligations-private label	23	-	-	23
Collateralized mortgage obligations-government sponsored entities	27,081	393	(133)	27,341
Government National Mortgage Association	162	14	-	176
Federal National Mortgage Association	1,944	69	-	2,013
Federal Home Loan Mortgage Corporation	3,211	156	-	3,367
Asset-backed securities-private label	-	215	-	215
Asset-backed securities-government sponsored entities	33	2	-	35
Total Debt Securities	$69,450	$1,818	$(134)	$71,134
Equity Securities	22	45	-	67
Total Securities Available for Sale	$69,472	$1,863	$(134)	$71,201

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At September 30, 2020, thirty-two municipal bonds with a cost of $10.7 million and fair value of $11.2 million were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. At December 31, 2019, thirty-three municipal bonds with a cost of $10.9 million and fair value of $11.2 million were pledged with the FRB. In addition, at September 30, 2020 seventeen municipal bonds with a cost of $3.9 million and fair value of $4.1 million were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2019, sixteen municipal bonds with a cost of $3.6 million and fair value of $3.7 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
September 30, 2020
Municipal bonds	$3,757	(32)	$-	$-	$3,757	$(32)
Mortgage-backed securities	2,246	(14)	152	(1)	2,398	(15)
	$6,003	$(46)	$152	$(1)	$6,155	$(47)

December 31, 2019
Municipal bonds	$399	(1)	$-	$-	$399	$(1)
Mortgage-backed securities	423	(3)	10,676	(130)	11,099	(133)
	$822	$(4)	$10,676	$(130)	$11,498	$(134)

The Company reviews all investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly.

At September 30, 2020, the Company’s investment portfolio included fourteen securities in the “unrealized losses less than twelve months” category and five securities in the “unrealized losses twelve months or more” category. Management has the intent and ability to hold these securities until maturity. Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive income, net of tax expense on the Company’s consolidated statements of stockholders’ equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For the Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Beginning balance	$294	$347
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(48)	(39)
Ending balance	$246	$308

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the nine months ended September 30, 2020 and 2019, the Company did not sell any available for sale debt securities.

Scheduled contractual maturities of available for sale debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
September 30, 2020:
Less than one year	$895	$897
After one year through five years	7,416	7,472
After five years through ten years	13,684	14,221
After ten years	24,831	25,657
Mortgage-backed securities	32,177	33,146
Asset-backed securities	31	205
	$79,034	$81,598

Equity Securities

At September 30, 2020 and December 31, 2019, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended September 30, 2020 and 2019, the Company recognized an unrealized loss of $6,000 and an unrealized gain of $22,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. During the nine months ended September 30, 2020 and 2019, the Company recognized an unrealized loss of $24,000 and an unrealized gain of $57,000, respectively, on the equity securities. There were no sales of equity securities during the three and nine months ended September 30, 2020 and 2019.

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

•	Construction – are loans to finance the construction of either one- to four-family owner occupied homes or commercial real estate. At the end of the construction period, the loan automatically 12

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

The projected economic impact of COVID-19 resulted in the Company recording an $828,000 provision to allowance for loan losses during the nine months ended September 30, 2020 to account for adjustments to certain qualitative factors that reflected the uncertain aspects of the pandemic on economic conditions and borrowers’ ability to repay the loans.  A general review of all commercial real estate and commercial business loans that received an initial loan payment deferral as a result of the COVID-19 impact was performed.  Refer to Note 2 – New Accounting Standards for information on the loan payment deferrals granted by the Bank.   At this time management has not changed its classification of these loans due to the quality knowledge our loan officers have obtained from their discussions with the borrowers and due to the strength of the collateral and guarantors.  Management continues to carefully monitor those borrowers who remain on payment deferral

for additional signs of distress that would result in a downgrade in loan classification.   The net provision for loan losses of $1.1 million during the nine months ended September 30, 2020 included a $297,000 provision related to additional adjustments which were made to account for, increases in classified loans, net loan charge-offs, changes in the historical loss factor, loan originations and payoffs and changes in the mix of the loan portfolio.

The Company is participating in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under the CARES Act. The CARES Act authorized the SBA to guarantee loans under a new 7(a) loan program known as the PPP.  As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  During the first nine months of 2020, the Bank originated 252 SBA PPP loans for our customers, which totaled $26.9 million.  We funded $18.4 million of PPP loans directly with the remaining $8.5 million funded indirectly via our partnership with Pursuit, a SBA lender that operates in the northeast.  At September 30, 2020, there were $18.6 million in PPP loans outstanding and recorded as commercial business loans. In accordance with the SBA terms and conditions on these PPP loans, the Company recorded approximately $247,000 in net fees associated with the processing of these loans.  Upon funding the loans, the net fees were deferred and will be amortized over the life of the loans as an adjustment to yield. We are in the process of assisting borrowers who have received PPP loans with the forgiveness application phase of the program.  As of September 30, 2020, we have not yet submitted any forgiveness applications with the SBA.  It is expected that most customers will apply and receive PPP loan forgiveness during the next six months, upon which any unamortized deferred fees will be recognized as an adjustment to interest income.

The following tables summarize the activity in the allowance for loan losses for the three and nine months ended September 30, 2020 and 2019 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of September 30, 2020 and December 31, 2019:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2020
Allowance for Loan Losses:
Balance – July 1, 2020	$426	$169	$3,377	$554	$481	$34	$23	$5,064
Charge-offs	-	(6)	-	-	-	(17)	-	(23)
Recoveries	-	-	-	-	-	6	-	6
Provision (credit)	(23)	-	67	6	179	1	70	300
Balance – September 30, 2020	$403	$163	$3,444	$560	$660	$24	$93	$5,347

Balance – January 1, 2020	$436	$129	$2,682	$388	$478	$26	$128	$4,267
Charge-offs	(26)	(6)	-	-	(5)	(27)	-	(64)
Recoveries	-	1	1	-	4	13	-	19
Provision (credit)	(7)	39	761	172	183	12	(35)	1,125
Balance – September 30, 2020	$403	$163	$3,444	$560	$660	$24	$93	$5,347
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$403	$163	$3,444	$560	$660	$24	$93	$5,347

Gross Loans Receivable (1):
Ending balance	$151,356	$47,073	$216,571	$37,338	$39,673	$1,312	$-	$493,323
Ending balance: individually evaluated for impairment	$304	$15	$-	$-	$-	$-	$-	$319
Ending balance: collectively evaluated for impairment	$151,052	$47,058	$216,571	$37,338	$39,673	$1,312	$-	$493,004

(1) Gross Loans Receivable does not include allowance for loan losses of $(5,347) or deferred loan costs of $3,292.

(2) Includes one- to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2019
Allowance for Loan Losses:
Balance – July 1, 2019	$389	$144	$2,777	$379	$133	$30	$11	$3,863
Charge-offs	(2)	-	(10)	-	-	(13)	-	(25)
Recoveries	-	-	1	-	-	2	-	3
Provision (credit)	(4)	(9)	122	60	104	7	20	300
Balance – September 30, 2019	$383	$135	$2,890	$439	$237	$26	$31	$4,141

Balance – January 1, 2019	$471	$91	$2,020	$250	$507	$25	$84	$3,448
Charge-offs	(2)	(4)	(10)	-	-	(34)	-	(50)
Recoveries	8	1	3	-	-	6	-	18
Provision (credit)	(94)	47	877	189	(270)	29	(53)	725
Balance – September 30, 2019	$383	$135	$2,890	$439	$237	$26	$31	$4,141

(1) Includes one– to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2019
Allowance for Loan Losses:
Balance – December 31, 2019	$436	$129	$2,682	$388	$478	$26	$128	$4,267
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$436	$129	$2,682	$388	$478	$26	$128	$4,267

Gross Loans Receivable (1):
Ending Balance	$154,749	$45,250	$211,220	$32,299	$26,720	$1,297	$-	$471,535
Ending balance: individually evaluated for impairment	$166	$-	$-	$-	$-	$-	$-	$166
Ending balance: collectively evaluated for impairment	$154,583	$45,250	$211,220	$32,299	$26,720	$1,297	$-	$471,369

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Nine Months Ended
	At September 30, 2020			September 30, 2020
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$304	$304	$-	$312	$11
Home equity	15	15	-	16	-
Total impaired loans	319	319	-	328	11

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2019			December 31, 2019
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$166	$166	$-	$173	$10
Commercial real estate(1)	-	-	-	27	-
Total impaired loans with no related allowance	166	166	-	200	10

With an allowance recorded:
Commercial real estate(2)	-	-	-	260	8
Commercial loans(3)	-	-	-	31	1
Total impaired loans with an allowance	-	-	-	291	9

Total of impaired loans:
Residential, one- to four-family	166	166	-	173	10
Commercial real estate	-	-	-	287	8
Commercial loans	-	-	-	31	1
Total impaired loans	$166	$166	$-	$491	$19

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

The following tables provide an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
September 30, 2020:
Real Estate Loans:
Residential, one- to four-family(1)	$1,000	$203	$1,245	$2,448	$148,908	$151,356	$2,664
Home equity	144	100	631	875	46,198	47,073	696
Commercial	-	-	253	253	216,318	216,571	-
Construction - commercial	-	-	-	-	37,338	37,338	-
Other Loans:
Commercial(2)	-	-	-	-	39,673	39,673	-
Consumer	13	-	1	14	1,298	1,312	1
Total	$1,157	$303	$2,130	$3,590	$489,733	$493,323	$3,361

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2019:
Real Estate Loans:
Residential, one- to four-family(1)	$1,245	$672	$1,924	$3,841	$150,908	$154,749	$2,845
Home equity	168	162	583	913	44,337	45,250	590
Commercial	-	1,133	-	1,133	210,087	211,220	-
Construction - commercial	-	-	-	-	32,299	32,299	-
Other Loans:
Commercial	-	-	-	-	26,720	26,720	-
Consumer	8	-	2	10	1,287	1,297	2
Total	$1,421	$1,967	$2,509	$5,897	$465,638	$471,535	$3,437

(1) Includes one- to four-family construction loans.

(2)  Includes $18.6 million of PPP loans which do not require payments for a certain amount of time under the CARES Act and are 100% guaranteed by SBA.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of September 30, 2020 and December 31, 2019:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
September 30, 2020
Real Estate Loans:
Residential, one- to four-family(1)	$148,727	$-	$2,629	$-	$-	$151,356
Home equity	46,098	-	975	-	-	47,073
Commercial(2)	201,494	14,477	600	-	-	216,571
Construction - commercial	37,338	-	-	-	-	37,338
Other Loans:
Commercial(3)	34,340	1,030	4,303	-	-	39,673
Consumer	1,311	-	1	-	-	1,312
Total	$469,308	$15,507	$8,508	$-	$-	$493,323

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2019
Real Estate Loans:
Residential, one- to four-family(1)	$152,115	$-	$2,634	$-	$-	$154,749
Home equity	44,403	-	847	-	-	45,250
Commercial	208,042	2,573	605	-	-	211,220
Construction - commercial	32,299	-	-	-	-	32,299
Other Loans:
Commercial	22,295	4,425	-	-	-	26,720
Consumer	1,295	-	2	-	-	1,297
Total	$460,449	$6,998	$4,088	$-	$-	$471,535

(1) Includes one- to four-family construction loans.

(2) The increase in commercial real estate loans classified as “Special Mention” was primarily due to a $13.3 million loan relationship with one borrower that is well collateralized and supported by guarantors.

(3)  Includes $18.6 million of PPP loans which are 100% guaranteed by SBA and are graded as Pass/Performing loans.

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At September 30, 2020
Real Estate Loans:
Residential, one- to four-family	8	$304	1	$20	7	$284	-	$-
Home equity	1	15	-	-	1	15	-	-
Total	9	$319	1	$20	8	$299	-	$-

At December 31, 2019
Real Estate Loans:
Residential, one- to four-family	5	$166	1	$28	4	$138	-	$-

No additional loan commitments were outstanding to these borrowers at September 30, 2020 and December 31, 2019.

The following table details the activity in loans which were first deemed to be TDRs during the nine months ended September 30, 2020.

	For the Nine Months Ended September 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	3	$150	$150
Home equity	1	16	16
Total	4	$166	$166

There were no loans restructured and classified as TDRs during the three month period ended September 30, 2020.

There were no loans restructured and classified as TDRs during the three and nine month periods ended September 30, 2019.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $197,000 and $779,000 at September 30, 2020 and December 31, 2019, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.6 million and $1.8 million at September 30, 2020 and December 31, 2019, respectively.

Note 5 – Deposits

Deposits consist of the following at the dates indicated:

	At September 30, 2020	At December 31, 2019
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$90,669	$61,229
Interest bearing	85,718	56,703
Money market accounts	154,091	141,398
Savings accounts	63,870	53,628
Time deposits	161,190	170,518

	$555,538	$483,476

The increase in total deposits was primarily due to an overall increase in net core deposits, partially offset by a decrease in time deposits. A majority of the growth in core deposits during the nine months ended September 30, 2020 was due to organic growth, PPP loan proceeds and other government stimulus funds remaining on deposit at the Bank, and the impact of the COVID-19 pandemic on consumer and business spending and savings levels. The Company’s strategic focus remains on organic growth of lower-cost core deposits among its retail and commercial customers in an effort to manage interest expense and to strengthen customer relationships.

Note 6 – Earnings per Share

Earnings per share was calculated for the three and nine months ended September 30, 2020 and 2019, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), unearned shares held by the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan (“RRP”), and unearned shares held by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended September 30,
	2020	2019
Numerator – net income	$1,231,000	$1,212,000
Denominator:
Basic weighted average shares outstanding	5,941,540	5,987,857
Increase in weighted average shares outstanding due to:
Stock options	-	-
Diluted weighted average shares outstanding (1)	5,941,540	5,987,857

Earnings per share:
Basic	$0.21	$0.20
Diluted	$0.21	$0.20

	Nine Months Ended September 30,
	2020	2019
Numerator – net income	$3,315,000	$2,915,000
Denominator:
Basic weighted average shares outstanding	5,968,348	6,011,070
Increase in weighted average shares outstanding due to:
Stock options	-	-
Diluted weighted average shares outstanding (1)	5,968,348	6,011,070

Earnings per share:
Basic	$0.56	$0.48
Diluted	$0.56	$0.48

(1)

Stock options to purchase 64,547 shares under the Company’s 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 for each plan were outstanding during the three and nine month periods ended September 30, 2020 and 2019, respectively, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 7 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at September 30, 2020 and December 31, 2019. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	September 30,	December 31,
	2020	2019
	(Dollars in thousands)

Commitments to grant loans	$63,447	$26,919
Unfunded commitments under lines of credit	66,735	61,309

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

Note 8 – Stock-based Compensation

As of September 30, 2020, the Company had four stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $87,000 and $115,000 for the three months ended September 30, 2020 and 2019, respectively. The compensation cost that has been recorded for the nine months ended September 30, 2020 and 2019 was $239,000 and $354,000, respectively.

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

A summary of the status of the Stock Option Plan during the nine months ended September 30, 2020 and 2019 is presented below:

:

	2020			2019
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	64,548	$14.38		82,321	$12.98
Granted	-	-		-	-
Exercised	-	-		(17,773)	7.88
Outstanding at end of period	64,548	$14.38	6.0 years	64,548	$14.38	7.1 years

Options exercisable at end of period	38,726	$14.38	6.0 years	25,818	$14.38	7.1 years

Fair value of options granted		$-			$-

At September 30, 2020, stock options had no intrinsic value and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the three and nine months ended September 30, 2020. There were 17,773 stock options exercised during the three and nine months ended September 30, 2019. Compensation expense related to the Stock Option Plan for the three month periods ended September 30, 2020 and 2019 was $8,000. Compensation expense related to the Stock Option Plan for the nine month periods ended September 30, 2020 and 2019 was $25,000. At September 30, 2020, $36,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of 13 months.

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

As of September 30, 2020, there were 115,790 shares vested or distributed to eligible participants under the RRP. Compensation expense amounted to $6,000 and $14,000 for the three months ended September 30, 2020 and 2019, respectively. Compensation expense amounted to $18,000 and $58,000 for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, $25,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 13 months.

A summary of the status of unvested shares under the RRP for the nine months ended September 30, 2020 and 2019 is as follows:

	At September 30, 2020	Weighted Average Grant Price (per Share)	At September 30, 2019	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	3,255	$14.37	10,188	$13.27
Granted	-	-	-	-
Vested	(20)	13.42	(4,915)	12.17
Unvested shares outstanding at end of period	3,235	$14.38	5,273	$14.30

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

The Board of Directors granted restricted stock awards under the EIP during the nine months ended September 30, 2020 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 5, 2020	5,513	100% on December 11, 2020	$15.51	Non-employee directors
February 26, 2020	15,317	100% on February 26, 2023 if three year performance metric is achieved	15.39	Employees

A summary of the status of unvested restricted stock awards under the EIP for the nine months ended September 30, 2020 and 2019 is as follows:

	At September 30, 2020	Weighted Average Grant Price (per Share)	At September 30, 2019	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	-	$-	25,321	$15.28
Granted	20,830	15.42	5,186	15.89
Vested	-	-	(4,213)	12.16
Forfeited	(332)	15.39	(760)	15.90
Unvested shares outstanding at end of period	20,498	$15.42	25,534	$15.90

As of September 30, 2020, there were 83,572 shares of restricted stock that vested or was distributed to eligible participants under the EIP. Compensation expense related to unvested restricted stock awards under the EIP amounted to $45,000 and $60,000 for the three months ended September 30, 2020 and 2019, respectively. Compensation expense related to unvested EIP restricted stock awards during the nine months ended September 30, 2020 and 2019 was $112,000 and $172,000, respectively. At September 30, 2020, $204,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 29 months.

A summary of the status of stock options under the EIP for the nine months ended September 30, 2020 and 2019 is presented below:

	At September 30, 2020			At September 30, 2019
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	6.0 years	20,000	$14.38	7.1 years

Options exercisable at end of period	11,999	$14.38	6.0 years	7,997	$14.38	7.1 years

Fair value of options granted		-			-

At September 30, 2020, stock options had no intrinsic value and there were no remaining options available for grant under the EIP.    Compensation expense related to stock options outstanding under the EIP amounted to $3,000 for the three months ended September 30, 2020 and 2019 and $8,000 for the nine months ended September 30, 2020 and 2019. At September 30, 2020, $11,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 13 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of September 30, 2020, the balance of the loan to the ESOP was $1.5 million and the fair value of unallocated shares was $1.7 million, respectively. As of September 30, 2020, there were 76,242 allocated shares and 126,958 unallocated shares compared to 72,582 allocated shares and 134,893 unallocated shares at September 30, 2019. The ESOP compensation expense was $25,000 for the three months ended September 30, 2020 and $30,000 for the three months ended September 30, 2019 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $76,000 for the nine months ended September 30, 2020 and $91,000 for the nine months ended September 30, 2019 based on 5,951 shares earned in each of those periods.

Note 9 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2020 and December 31, 2019 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

The Company’s consolidated statements of financial condition contains investment securities available for sale and derivative instruments that are recorded at fair value on a recurring basis.  For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2020 and December 31, 2019 were as follows:

	Fair Value Measurements at September 30, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Debt Securities
U.S. government agencies	$2,374	$2,374	$-	$-
Municipal bonds	45,873	-	45,873	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	19	-	19	-
Collateralized mortgage obligations-government sponsored entities	25,750	-	25,750	-
Government National Mortgage Association	140	-	140	-
Federal National Mortgage Association	4,645	-	4,645	-
Federal Home Loan Mortgage Corporation	2,592	-	2,592	-
Asset-backed securities:
Private label	171	-	171	-
Government sponsored entities	34	-	34	-
Total Debt Securities	$81,598	$2,374	$79,224	$-
Equity securities	43	-	43	-
Total Securities Available for Sale	$81,641	$2,374	$79,267	$-
Interest Rate Swap(1)	$(283)	$-	$(283)	$-

(1)	Included in Other Liabilities on the consolidated statements of financial condition.

	Fair Value Measurements at December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

•	Interest Rate Swap – the fair value is based on a discounted cash flow model. The model’s key assumptions include the contractual term of the derivative contract, including the period to maturity, 28

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2020 and December 31, 2019 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At September 30, 2020
Foreclosed real estate	$197	$-	$-	$197

At December 31, 2019
Foreclosed real estate	$170	$-	$-	$170

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At September 30, 2020
Foreclosed real estate	$197	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%	9.21%
At December 31, 2019
Foreclosed real estate	$170	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%	9.40%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)

The fair value basis of foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

At September 30, 2020 and December 31, 2019, foreclosed real estate valued using Level 3 inputs had a carrying amount of $250,000 and $221,000, respectively. At September 30, 2020 and December 31, 2019, foreclosed real estate valued using Level 3 inputs had valuation allowances of $53,000 and $51,000, respectively.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at September 30, 2020
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$71,139	$71,139	$71,139	$-	$-
Securities available for sale	81,641	81,641	2,374	79,267	-
Federal Home Loan Bank stock	1,977	1,977	-	1,977	-
Loans receivable, net	491,268	489,137	-	-	489,137
Accrued interest receivable	3,145	3,145	-	3,145	-
Interest rate swap	(283)	(283)	-	(283)	-
Financial liabilities:
Deposits	555,538	558,291	-	558,291	-
Long-term debt	31,350	32,522	-	32,522	-
Accrued interest payable	71	71	-	71	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2019
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$30,289	$30,289	$30,289	$-	$-
Securities available for sale	71,201	71,201	2,145	69,056	-
Federal Home Loan Bank stock	2,055	2,055	-	2,055	-
Loans receivable, net	470,816	461,058	-	-	461,058
Accrued interest receivable	2,153	2,153	-	2,153	-
Interest rate swap	(127)	(127)	-	(127)	-
Financial liabilities:
Deposits	483,476	486,487	-	486,487	-
Long-term debt	34,650	34,658	-	34,658	-
Accrued interest payable	79	79	-	79	-
Off-balance-sheet financial instruments	-	-	-	-	-

Note 10 – Treasury Stock

During the three months ended September 30, 2020, the Company repurchased 42,100 shares of common stock at an average cost of $13.06 per share. During the nine months ended September 30, 2020, the Company repurchased 109,600 shares of common stock at an average cost of $13.12 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of September 30, 2020, there were 91,158 shares remaining to be repurchased under the existing stock repurchase program. During the nine months ended September 30, 2020, the Company transferred 20,830 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the nine months ended

September 30, 2020, there were 332 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to forfeitures.

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

Note 11 – Other Comprehensive Income

In addition to presenting the consolidated statements of comprehensive income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Three Months Ended September 30, 2020			For The Three Months Ended September 30, 2019
	Pre-Tax Amount	Tax Benefit/Expense	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized (losses) gains on securities available for sale:
Net unrealized (losses) gains arising during the period	$(155)	$33	$(122)	$262	$(55)	$207
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(20)	4	(16)	(13)	3	(10)
Total Other Comprehensive (Loss) Income	$(175)	$37	$(138)	$249	$(52)	$197

	For the Nine Months Ended September 30, 2020			For The Nine Months Ended September 30, 2019
	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Net unrealized gains arising during the period	$928	$(195)	$733	$1,862	$(391)	$1,471
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(48)	10	(38)	(39)	8	(31)
Total Other Comprehensive Income	$880	$(185)	$695	$1,823	$(383)	$1,440

 The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive (Loss) Income		Affected Line Item
Comprehensive (Loss) Income	for the three months ended September 30,		on the Consolidated
Components	2020	2019	Statements of Income
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Recovery on previously impaired investment securities	$(20)	$(13)	Recovery on previously impaired investment securities
Provision for income tax expense	4	3	Income Tax Expense
Total reclassification for the period	$(16)	$(10)	Net Income

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income		Affected Line Item
Comprehensive Income	for the nine months ended September 30,		on the Consolidated
Components	2020	2019	Statements of Income
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Recovery on previously impaired investment securities	$(48)	$(39)	Recovery on previously impaired investment securities
Provision for income tax expense	10	8	Income Tax Expense
Total reclassification for the period	$(38)	$(31)	Net Income

Note 12 – Subsequent Events

On October 23, 2020, the Board of Directors declared a quarterly cash dividend of $0.13 per share on the Company’s common stock, payable on November 19, 2020 to shareholders of record as of November 5, 2020. Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 62.4% of the Company’s total outstanding stock, has elected to waive receipt of the dividend on its shares. On February 28, 2020, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 5, 2021, aggregating up to $0.50 per share. The MHC waived $436,000 of dividends during the three months ended September 30, 2020 and $1.3 million of dividends during the nine months September 30, 2020. Cumulatively the MHC has waived approximately $13.7 million of cash dividends as of September 30, 2020. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the following:

•	general and local economic conditions;
•	changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values and competition;
•	the ability of our customers to make loan payments;
•	the effect of competition on rates of deposit and loan growth and net interest margin;
•	our ability to continue to control costs and expenses;
•	changes in accounting principles, policies, or guidelines;
•	our success in managing the risks involved in our business;
•	inflation, and market and monetary fluctuations;
•	the impact of more stringent capital requirements being imposed by banking regulators;
•	changes in legislation or regulation, including the implementation of the Dodd-Frank act; and
•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

Any and all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may differ from actual outcomes.  They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties.  Consequently, no forward-looking statement can be guaranteed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of September 30, 2020 compared to the consolidated financial condition as of December 31, 2019 and the consolidated results of operations for the three and nine months ended September 30, 2020 and 2019.

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

RECENT MARKET CONDITIONS, RELATED RISKS AND UNCERTAINTIES

During the first nine months of 2020, an outbreak of a novel strain of coronavirus (“COVID-19”), which was originally identified in Wuhan, China, spread to a number of countries around the world, including the United States. COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities have had, are currently having and may for some time continue to have a destabilizing effect on financial markets and economic activity. The COVID-19 pandemic severely restricted the level of economic activity in the Bank’s market areas during 2020. In response to the COVID-19 pandemic, the New York State governor took several preventative and protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed non-essential.  Since May 2020, some of these restrictions have been relaxed, resulting in certain industries being able to re-open for business, with appropriate health measures and social distancing protocols put in place.  The initial and current restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees in the market areas in which we operate.

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

As of September 30, 2020, the Bank’s capital ratios were in excess of all regulatory requirements.  While management believes we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our regulatory capital ratios could be adversely impacted by further credit losses.  The Company maintains access to multiple sources of liquidity which could be used to support capital ratios.

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

The Company implemented a loan modification program for impacted customers, in line with regulatory guidance, allowing customers to defer loan payments.  As of June 30, 2020, we had approved loan payment deferral requests of up to 180 days on 219 loans, representing $103.1 million, or 21.1%, of the Bank’s loan portfolio. The number of loan payment deferral requests has decreased and as of September 30, 2020 there were 25 loans, representing $20.8 million, or 4.2%, of the loan portfolio, that were deferring payments. These loans were current at the time of initial modification and were not considered troubled debt restructurings under  the CARES Act and the associated interagency guidance.  Refer to Note 2 in the Consolidated Financial Statements for additional information.

The table below provides the outstanding loan balance as of October 31, 2020 for those loans that received additional payment deferrals under Section 4013 of the CARES Act (dollars in thousands):

Loan Type	Number of Loans	Balance Outstanding	Weighted Average Interest Rate

Commercial real estate	16	$17,608	5.06%
Commercial business	9	3,165	5.02
	25	$20,773	5.05%

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

	At September 30, 2020
	(dollars in thousands)
	Number of	Balance Outstanding	% of Total Loans	Loan	Total Outstanding with Payment Deferrals
Industry Type	Loans	($)	Outstanding	Commitments ($)	#	$

Retail (non-essential)	19	$17,266	3.5%	$280	-	$-
Eating and Drinking Establishments	41	16,457	3.3	3,250	11	9,990
Construction Trades	49	10,431	2.1	11,493	-	-
Hotels/Accommodations	17	11,169	2.3	854	4	6,903
Dental and Medical Practices and Gyms	13	3,690	0.7	2,063	1	193
	139	$59,013	12.0%	$17,940	16	$17,086

We are participating in the SBA PPP under the CARES Act. The CARES Act authorized the SBA to guarantee loans under a new 7(a) loan program known as the PPP.  As a qualified SBA lender, we were automatically authorized to originate PPP loans. The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  During the first nine months of 2020, the Bank originated 252 SBA PPP loans for our customers, which totaled $26.9 million.  We funded $18.4 million of PPP loans directly with the remaining $8.5  million funded indirectly via our partnership with Pursuit, an SBA lender that operates in the northeast.  At September 30, 2020, there were $18.6 million in PPP loans outstanding. Net PPP loan fees are estimated to be $247,000 during the first nine months of 2020 based on current loan forgiveness expectations.  In accordance with the SBA terms and conditions on these PPP loans, the Company recorded approximately $247,000 in net fees associated with the processing of these loans.  Upon funding the loans, the net fees were deferred and will be amortized over the life of the loans as an adjustment to yield. We are in the process of assisting borrowers who have received PPP loans with the forgiveness application phase of the program.  As of September 30, 2020, we have not yet submitted any applications to the SBA for loan forgiveness.  It is expected that most customers will apply and receive PPP loan forgiveness during the next six months, upon which any unamortized deferred fees will be recognized as an adjustment to interest income.

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

	For the Three Months Ended			For the Three Months Ended
	September 30, 2020			September 30, 2019
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$69,561	$15	0.09%	$11,144	$60	2.15%
Securities(1)	79,275	541	2.73%	79,153	606	3.06%
Loans	487,896	5,366	4.40%	451,459	5,653	5.01%
Total interest-earning assets	636,732	5,922	3.72%	541,756	6,319	4.67%
Other assets	43,847			43,542
Total assets	$680,579			$585,298

Interest-bearing liabilities
Demand & NOW accounts	$85,413	$34	0.16%	$53,578	$14	0.10%
Money market accounts	152,812	163	0.43%	124,923	374	1.20%
Savings accounts	62,842	9	0.06%	53,898	8	0.06%
Time deposits	161,928	627	1.55%	167,378	777	1.86%
Borrowed funds & other interest-bearing liabilities	33,037	181	2.19%	32,372	193	2.38%
Total interest-bearing liabilities	496,032	1,014	0.82%	432,149	1,366	1.26%
Other non-interest bearing liabilities	99,356			70,636
Stockholders' equity	85,191			82,513
Total liabilities & stockholders' equity	$680,579			$585,298
Net interest income		$4,908			$4,953
Interest rate spread			2.90%			3.41%
Net interest margin			3.08%			3.66%

(1)	The tax equivalent adjustment for tax exempt securities results in rates of 3.13% and 3.50% for the three months ended September 30, 2020 and 2019, respectively.
(2)	Annualized.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2020			September 30, 2019
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$51,428	$92	0.24%	$18,097	$312	2.30%
Securities(1)	75,102	1,628	2.89%	83,244	1,945	3.12%
Loans	482,448	16,637	4.60%	421,641	15,676	4.96%
Total interest-earning assets	608,978	18,357	4.02%	522,982	17,933	4.57%
Other assets	43,833			43,062
Total assets	$652,811			$566,044

Interest-bearing liabilities
Demand & NOW accounts	$73,460	$77	0.14%	$51,351	$40	0.10%
Money market accounts	151,012	809	0.71%	120,572	958	1.06%
Savings accounts	59,024	26	0.06%	53,627	24	0.06%
Time deposits	164,863	2,038	1.65%	165,071	2,227	1.80%
Borrowed funds & other interest-bearing liabilities	34,457	565	2.19%	28,358	510	2.40%
Total interest-bearing liabilities	482,816	3,515	0.97%	418,979	3,759	1.20%
Other non-interest bearing liabilities	85,421			65,483
Stockholders' equity	84,574			81,582
Total liabilities & stockholders' equity	$652,811			$566,044
Net interest income		$14,842			$14,174
Interest rate spread			3.05%			3.37%
Net interest margin			3.25%			3.61%

(1)	The tax equivalent adjustment for tax exempt securities results in rates of 3.31% and 3.58% for the nine months ended September 30, 2020 and 2019, respectively.
(2)	Annualized.

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

	Three Months Ended September 30, 2020
	Compared to
	Three Months Ended September 30, 2019
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(104)	$59	$(45)
Securities	(66)	1	(65)
Loans, including fees	(721)	434	(287)
Total interest-earning assets	(891)	494	(397)
Interest-bearing liabilities:
Demand & NOW accounts	9	11	20
Money market accounts	(281)	70	(211)
Savings accounts	-	1	1
Time deposits	(125)	(25)	(150)
Total deposits	(397)	57	(340)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(15)	3	(12)
Total interest-bearing liabilities	(412)	60	(352)
Total change in net interest income	$(479)	$434	$(45)

	Nine Months Ended September 30, 2020
	Compared to
	Nine Months Ended September 30, 2019
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(448)	$228	$(220)
Securities	(135)	(182)	(317)
Loans, including fees	(1,191)	2,152	961
Total interest-earning assets	(1,774)	2,198	424
Interest-bearing liabilities:
Demand & NOW accounts	16	21	37
Money market accounts	(356)	207	(149)
Savings accounts	-	2	2
Time deposits	(186)	(3)	(189)
Total deposits	(526)	227	(299)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(37)	92	55
Total interest-bearing liabilities	(563)	319	(244)
Total change in net interest income	$(1,211)	$1,879	$668

\

Net interest margin decreased 58 basis points to 3.08% for the 2020 third quarter as compared to the 2019 third quarter. The net interest margin for the 2020 third quarter was primarily impacted by a 95 basis points decrease in the average yield on interest-earning assets when compared to the prior year period primarily due to a decrease in market interest rates and to a lesser extent due to the impact of originating lower yielding PPP loans during the three months ended September 30, 2020. PPP loans have an interest rate of 1.00% under SBA guidelines which along with deferred origination fee income and cost, averaged 1.80%, which is well below traditional loan yields. The decrease in the average yield on interest-earning assets was partially offset by a $36.4 million, or 8.1%, increase in the average balance of the loan portfolio during the 2020 third quarter as compared to the prior year quarter.  The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of commercial real estate and PPP loans. The decrease in net interest margin was partially offset by a decrease in the average interest rate paid on interest bearing liabilities which decreased from 1.26% during the 2019 third quarter to 0.82% during the 2020 third quarter due to the decrease in market interest rates. The decrease in the average interest rate paid on interest bearing liabilities during the three months ended September 30, 2020 was partially offset by a $63.2 million increase in the average balance of interest-bearing deposits in comparison to the three months ended September 30, 2019.  The increase in the average balance of interest-bearing deposits was primarily driven by organic growth, the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts and the impact of COVID-19 on consumer and business spending and savings levels.

Net interest margin decreased 36 basis points to 3.25% for the nine months ended September 30, 2020 from 3.61% for the nine months ended September 30, 2019.  The net interest margin for the nine months ended September 30, 2020 was primarily impacted by a 55 basis points decrease in the average yield on interest-earning assets when compared to the prior year period primarily due to a decrease in market interest rates and to a lesser extent due to the impact of originating lower yielding PPP loans during the nine months ended September 30, 2020. PPP loans have an interest rate of 1.00% under SBA guidelines which along with deferred origination fee income and cost, averaged 1.80%, which is well below traditional loan yields. The decrease in the average yield on interest-earning assets was partially offset by a $60.8 million, or 14.4%, increase in the average balance of the loan portfolio during the nine months ended September 30, 2020 as compared to the prior year quarter.  The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of commercial real estate and PPP loans. The decrease in net interest margin was partially offset by a decrease in the average interest rate paid on interest bearing liabilities which decreased from 1.20% during the nine months ended September 30, 2019 to 0.97% during the nine months ended September 30, 2020 due to the decrease in market interest rates. The decrease in the average interest rate paid on interest bearing liabilities during the nine months ended September 30, 2020 was partially offset by a $57.7 million increase in the average balance of interest bearing deposits in comparison to the nine months ended September 30, 2019. The increase in the average balance of interest-bearing deposits was primarily driven by organic growth, the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts and the impact of COVID-19 on consumer and business spending and savings levels.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total assets at September 30, 2020 were $682.7 million, an increase of $71.8 million, or 11.8%, from $610.9 million at December 31, 2019.  The increase in total assets was primarily due to a $40.9 million increase in cash and cash equivalents driven by deposit growth, a $20.5 million increase in loans receivable, net and a $10.4 million increase in securities available for sale.

Cash and cash equivalents increased by $40.9 million, or 134.9%, from $30.3 million at December 31, 2019 to $71.1 million at September 30, 2020.  The increase was primarily due to a $72.1 million increase in deposits, partially offset by a $22.0 million net cash outflow relating to net loan originations and principal collections, a $7.2 million net cash outflow related to securities available for sale purchases and paydowns and a $3.3 million net cash outflow to pay down long-term debt. The increase in deposits was primarily due to organic growth, the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts and the impact of COVID-19 on consumer and business spending and savings levels.

Securities available for sale increased by $10.4 million, or 14.7%, from $71.2 million at December 31, 2019 to $81.6 million at September 30, 2020.  The increase was primarily due to the purchase of securities, which was partially offset by maturities, calls and prepayments during the nine month period ended September 30, 2020.

Net loans receivable increased during the nine months ended September 30, 2020 as shown in the table below:

	At September 30,	At December 31,	Change
	2020	2019	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$151,356	$154,749	$(3,393)	(2.2)%
Home equity	47,073	45,250	1,823	4.0%
Commercial	216,571	211,220	5,351	2.5%
Construction - Commercial	37,338	32,299	5,039	15.6%
Total real estate loans	452,338	443,518	8,820	2.0%
Other Loans:
Commercial	39,673	26,720	12,953	48.5%
Consumer	1,312	1,297	15	1.2%
Total gross loans	493,323	471,535	21,788	4.6%
Allowance for loan losses	(5,347)	(4,267)	(1,080)	25.3%
Net deferred loan costs	3,292	3,548	(256)	(7.2)%
Loans receivable, net	$491,268	$470,816	$20,452	4.3%

(1)	Includes one- to four-family construction loans.

The increase in loans receivable, net was primarily due to an increase in commercial real estate, commercial construction and commercial business loans (primarily PPP loan originations). The outstanding balance of PPP loans was $18.6 million at September 30, 2020. During the first nine months of 2020, we remained strategically focused on originating shorter duration, adjustable rate commercial real estate loans and commercial business loans to diversify our asset mix and to properly manage interest rate risk.  The origination of the SBA guaranteed PPP loans during this time period provided additional interest rate risk protection and shortened the duration of our loan portfolio.

Loans Past Due and Non-Performing Assets.  The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At September 30,	At December 31,
	2020	2019
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$13	$71
Home equity	-	39
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	254	-
Other loans:
Commercial	-	-
Consumer	-	-
Total	$267	$110
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,664	$2,845
Home equity	696	590
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	1	2
Total non-accrual loans	3,361	3,437
Total non-performing loans	3,628	3,547
Foreclosed real estate	197	779
Total non-performing assets	$3,825	$4,326
Ratios:
Non-performing loans as a percent of total net loans:	0.74%	0.75%
Non-performing assets as a percent of total assets:	0.56%	0.71%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Residential, one- to four-family	$20	$28
Performing loans
Real estate loans:
Residential, one- to four-family	$284	$138
Home equity	15	-

Total non-performing loans increased by $81,000, or 2.3%, to $3.6 million at September 30, 2020 from $3.5 million at December 31, 2019, primarily due to an increase in non-performing commercial construction and home equity loans which was partially offset by a decrease in non-performing residential, one- to four-family real estate loans during the first nine months of 2020.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated:

	At or for the Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Balance at beginning of year	$4,267	$3,448
Provision for loan losses	1,125	725
Charge-offs:
Real estate loans:
Residential, one- to four-family	(26)	(2)
Home equity	(6)	(4)
Commercial	-	(10)
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	(5)	-
Consumer	(27)	(34)
Total charge-offs	(64)	(50)
Recoveries:
Real estate loans:
Residential, one- to four-family	-	8
Home equity	1	1
Commercial	1	3
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	4	-
Consumer	13	6
Total recoveries	19	18
Net charge-offs	(45)	(32)
Balance at end of period	$5,347	$4,141
Average loans outstanding	$482,448	$421,641
Allowance for loan losses as a percent of total net loans	1.09%	0.89%
Allowance for loan losses as a percent of non-performing loans	147.38%	120.76%
Ratio of net charge-offs to average loans outstanding(1)	(0.01)%	(0.01)%

(1)	Annualized

The projected economic impact of COVID-19 on the Company’s allowance for loan losses resulted in $828,000 of additional provision for loan losses for the nine months ended September 30, 2020.   The additional provision was primarily due to an adjustment of certain qualitative factors in order to take into account the uncertain impact of COVID-19 on economic conditions and borrowers’ ability to repay loans. The remaining $297,000 increase in the provision for loan losses for this period was driven by net charge-offs, an increase in classified loans, growth and changes in the mix of the underlying loan portfolio and changes in the historical loss factor.

Accrued interest receivable increased $1.0 million, or 46.1%, to $3.1 million at September 30, 2020 from $2.2 million at December 31, 2019. The increase was primarily due to an increase in interest receivables on loans for borrowers who have been impacted by the pandemic and deferred principal and interest payments. At this time, it is expected that the deferred interest on these loans will be collected in full.

Other assets decreased $887,000, or 29.9%, to $2.1 million at September 30, 2020 from $3.0 million at December 31, 2019 primarily due to the sale of other real estate owned by the Bank and a decrease in current tax receivables.

The table below shows changes in deposit balances by type of deposit account between September 30, 2020 and December 31, 2019:

	At September 30,	At December 31,	Change
	2020	2019	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$90,669	$61,229	$29,440	48.1%
Interest bearing	85,718	56,703	29,015	51.2%
Money market	154,091	141,398	12,693	9.0%
Savings	63,870	53,628	10,242	19.1%
Total core deposits	394,348	312,958	81,390	26.0%
Non-core Deposits
Time deposits	161,190	170,518	(9,328)	(5.5)%
Total deposits	$555,538	$483,476	$72,062	14.9%

The increase in total deposits was primarily due to an overall increase in net core deposits, partially offset by a decrease in time deposits. A majority of the growth in core deposits during the nine months ended September 30, 2020 was due to an increase in core deposit accounts primarily through organic growth, the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts and the impact of COVID-19 on consumer and business spending and savings levels. The Company’s strategic focus continues to be centered on organic growth of low-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

Long-term debt consisting of advances from the FHLBNY, decreased by $3.3 million, or 9.5%, from $34.7 million at December 31, 2019 to $31.4 million at September 30, 2020. The decrease was due to the Company paying off maturing debt with excess cash on hand.

Total stockholders’ equity increased by $2.0 million, or 2.5%, from $82.8 million at December 31, 2019 to $84.9 million at September 30, 2020.  The increase in stockholders’ equity was primarily attributed to $3.3 million of net income and an increase of $695,000 in other comprehensive income, which was partially offset by stock repurchases of $1.4 million and dividends paid of $764,000 during the nine months ended September 30, 2020.

Comparison of Results of Operations for the Three Months Ended September 30, 2020 and 2019

General.    Net income was $1.23 million for the three months ended September 30, 2020, or $0.21 per diluted share, an increase of $19,000, or 1.6%, compared to net income of $1.21 million, or $0.20 per diluted share, for the three months ended September 30, 2019. The increase in net income for the three months ended September 30, 2020 primarily reflected a $102,000 increase in non-interest income, partially offset by a $45,000 decrease in net interest income and a $35,000 increase in income tax expense.

Interest Income.  Interest income decreased by $397,000, or 6.3%, to $5.9 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a decrease in loan interest income. Loan interest income decreased by $287,000, or 5.1%, to $5.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a decrease in the average yield on the loan portfolio by 61 basis points from 5.01% for the three months ended September 30, 2019 to 4.40% for the three months ended September 30, 2020. The decrease in the average yield on loans was due to a decrease in market interest rates since September 30, 2019.  It was also due to the origination of $26.7 million in PPP loans with an interest rate of 1.00% under SBA guidelines which along with deferred origination fee income and cost, averaged 1.80%, which is well below traditional loan yields. The decrease was partially offset by an increase in the average balance of the loan portfolio by $36.4 million, or 8.1%, from $451.5 million for the three months ended September 30, 2019 to $487.9 million for the three months ended September 30, 2020. The increase in the average balance of loans was primarily due to an increase in the average balance of commercial real estate, commercial construction and commercial business loans (primarily PPP loans).

Investment interest income decreased $65,000, or 10.7%, to $541,000 for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a decrease in the average yield on the investment portfolio by 33 basis points from 3.06% for the three months ended September 30, 2019 to 2.73% for the three months ended September 30, 2020. The decrease in the average yield of the investment portfolio was primarily due to securities paydowns and redemptions of “callable” municipal bonds, partially offset by securities purchases since September 30, 2019 at lower average yields.

Other interest income decreased by $45,000, or 75.0%, to $15,000 for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The average yield decreased to 0.09% for the three months ended September 30, 2020 from 2.15% for the three months ended September 30, 2019, while the average balance of other interest earning assets increased from $11.1 million for the three months ended September 30, 2019 to $69.6 million for the three months ended September 30, 2020.  The decrease in the average yield on other interest earning assets was primarily due to lower average rates earned on excess funds, as a result of the decrease in short term market interest rates since September 30, 2019. The increase in the average balance of other interest earning assets was primarily due to an increase in average deposits that were only partially used to fund loan originations.

Interest Expense.    Interest expense decreased $352,000, or 25.8%, to $1.0 million for the three months ended September 30, 2020 compared to $1.4 million for the three months ended September 30, 2019.   Interest paid on deposits decreased by $340,000, or 29.0%, to $833,000 for the three months ended September 30, 2020 when compared to the three months ended September 30, 2019 primarily due to a decrease in interest paid on deposits. The decrease in interest expense on deposits was primarily due to a 45 basis points decrease in the average rate paid on deposits due to the decrease in market interest rates since September 30, 2019. The decrease was partially offset by a $63.2 million, or 15.3%, increase in average deposit balances for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The average balance of deposits for the three months ended September 30, 2020 was $463.0 million with an average rate of 0.72% compared to the average balance of deposits of $399.8 million and an average rate of 1.17% for the three months ended September 30, 2019. The increase in the average balance of interest-bearing deposits was due to an increase in core deposit accounts primarily through organic growth, the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts and the impact of COVID-19 on consumer and business spending and savings levels.

The interest expense on long-term debt increased $22,000, or 15.5%, to $164,000 for the three months ended September 30, 2020 when compared to the three months ended September 30, 2019 primarily due to an increase in the average balance of advances from the FHLBNY. The average balance of advances from the FHLBNY for the three months ended September 30, 2020 was $32.3 million with an average rate of 2.02% compared to an average balance of $26.5 million and an average rate of 2.13% for the three months ended September 30, 2019. The increase in the average balance of FHLBNY advances was due to additional borrowings that allowed the Bank to take advantage of long-term, low fixed-rates to fund loan growth and mitigate interest rate risk. The 11 basis points decrease in the average rate paid on FHLBNY advances was primarily due to the decrease in market interest rates since September 30, 2019.

Provision for Loan Losses.    A $300,000 provision to the allowance for loan losses was recorded during the three months ended September 30, 2020 and 2019.  The third quarter 2020 provision expense was primarily due to specific reserves required for changes in classification for certain commercial business loans and general reserves for loan originations in the third quarter of 2020.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

During the three months ended September 30, 2020, the provision consisted of a $179,000 net provision recorded for commercial business loans. This included a $192,000 provision to reflect the $4.3 million increase in classified commercial business loans related to one borrower relationship, partially offset by a  $13,000 credit related to a decrease in outstanding commercial business loans, excluding PPP loans. There was a $73,000 net provision for commercial real estate and construction – commercial loans during the three months ended September 30, 2020.  This included a $104,000 provision to account for inherent losses in the commercial real estate and construction – commercial loan portfolio due to organic growth.  This provision was partially offset by a $31,000 net credit related to changes in certain loss factors used in the model, offset by an increase in criticized and classified commercial real estate loans. A $22,000 net credit provision was recorded for one-to four-family, home equity and consumer loans primarily to reflect a decrease in classified loans during the three months ended September 30, 2020. During the three months ended September 30, 2020, a $70,000 unallocated provision for loan losses was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

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

Non-Interest Income.   Non-interest income increased by $102,000, or 15.2%, to $771,000 for the three months ended September 30, 2020 as compared to $669,000 for the three months ended September 30, 2019. The increase was primarily due to a $157,000 increase in gains on the sale of loans and a $38,000 increase in unrealized gains on derivative contracts, partially offset by a $66,000 decrease in service charges and fees and a $28,000 increase in unrealized losses on equity securities during the three months ended September 30, 2020 as compared to the prior year period. The increase in gains on the sale of loans was driven by an increase in the volume of low, fixed-rate residential mortgage loans originated for sale during the three months ended September 30, 2020 due to a decrease in market rates.  We sell certain low, fixed rate mortgages into the secondary market to manage interest rate risk. The increase in unrealized gains on derivative contracts was due to net changes in the fair market value of interest rate swap products.  The decrease in service charges and fees was primarily due to the waiver of certain ATM fees and other service charges to provide relief to customers during the COVID-19 pandemic.

Non-Interest Expenses.    Non-interest expenses were $3.9 million for the three months ended September 30, 2020 and 2019. Other expenses decreased $128,000, or 35.2%, primarily due to a decrease in travel, foreclosure and other real estate owned expenses. Salaries and employee benefits increased $61,000, or 2.9%, primarily due to an increase in employee salaries, partially offset by an increase in deferred salary expense related to loan originations and decreases to stock-based compensation expenses and health insurance costs. FDIC Insurance expense increased $43,000 for the three months ended September 30, 2020 due to the receipt of a small bank assessment credit during the three months ended September 30, 2019. Occupancy and equipment expenses increased $15,000, or 2.4%, primarily due to increases in software and technology maintenance costs, equipment depreciation and additional cleaning expense related to COVID-19.

Income Taxes Expense.    Income tax expense was $226,000 for the three months ended September 30, 2020, an increase of $35,000, or 18.3%, as compared to $191,000 for the three months ended September 30, 2019. The increase in income tax expense was primarily due to an increase in income before taxes and an increase in the effective tax rate.  The effective tax rate for the three months ended September 30, 2020 and 2019 was 15.5% and 13.6%, respectively. The increase in effective tax rate was primarily due to a decrease in the mix of tax-exempt income derived from our municipal bond portfolio in relation to our pre-tax income for the current period.

Comparison of Results of Operations for the Nine Months Ended September 30, 2020 and 2019

General.    Net income was $3.3 million for the nine months ended September 30, 2020, or $0.56 per diluted share, an increase of $400,000, or 13.7%, compared to net income of $2.9 million, or $0.48 per diluted share, for the nine months ended September 30, 2019. The increase in net income for the nine months ended September 30, 2020 primarily reflected a $668,000 increase in net interest income, a $214,000 decrease in non-interest expenses and a $30,000 increase in non-interest income, partially offset by a $400,000 increase in provision for loans losses and a $112,000 increase in income tax expense.

Interest Income.  Interest income increased by $424,000, or 2.4%, to $18.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in loan interest income. Loan interest income increased by $1.0 million, or 6.1%, to $16.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to an increase in the average balance of the loan portfolio by $60.8 million, or 14.4%, from $421.6 million for the nine months ended September 30, 2019 to $482.4 million for the nine months ended September 30, 2020. The increase in the average balance of loans was primarily due to an increase in the average balance of commercial real estate, commercial construction and PPP commercial business loans. The average yield on the loan portfolio decreased by 36 basis points from 4.96% for the nine months ended September 30, 2019 to 4.60% for the nine months ended September 30, 2020. The decrease in the average yield on loans was due to a decrease in market interest rates since September 30, 2019.  It was also due to the origination of PPP loans during the first nine months of 2020 with an interest rate of 1.00% under SBA guidelines which along with deferred origination fee income and cost averaged 1.80%, which is well below traditional loan yields.

Investment interest income decreased $317,000, or 16.3%, to $1.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a decrease in the average balance of the investment portfolio from $83.2 million for the nine months ended September 30, 2019 to $75.1 million for the nine months ended September 30, 2020. The average yield on the investment portfolio decreased 23 basis points from 3.12% for the nine months ended September 30, 2019 to 2.89% for the nine months ended September 30, 2020. The decrease in the average balance and average yield of the investment portfolio was primarily due to securities paydowns and redemptions of “callable” municipal bonds, partially offset by securities purchases since September 30, 2019 at lower average yields.

Other interest income decreased by $220,000, or 70.5%, to $92,000 for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The average yield decreased to 0.24% for the nine months ended September 30, 2020 from 2.30% for the nine months ended September 30, 2019, while the average balance of other interest earning assets increased from $18.1 million for the nine months ended September 30, 2019 to $51.4 million for the nine months ended September 30, 2020.  The decrease in the average yield on other interest earning assets was primarily due to lower average rates earned on excess funds, as a result of the decrease in short term market interest rates since September 30, 2019. The increase in the average balance of other interest earning assets was primarily due to an increase in average deposits that were only partially used to fund loan originations.

Interest Expense.    Interest expense decreased $244,000, or 6.5%, to $3.5 million for the nine months ended September 30, 2020 compared to $3.8 million for the nine months ended September 30, 2019 primarily due to a decrease in interest paid on deposits. Interest paid on deposits decreased by $299,000, or 9.2%, to $3.0 million for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019. The decrease in interest expense on deposits was primarily due to a 23 basis points decrease in the average rate paid on deposits due to the decrease in market interest rates since September 30, 2019. The decrease was partially offset by a $57.7 million, or 14.8%, increase in average deposit balances for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The average balance of deposits for the nine months ended September 30, 2020 was $448.4 million with an average rate of 0.88% compared to the average balance of deposits of $390.6 million and an average rate of 1.11% for the nine months ended September 30, 2019. The increase in the average balance of interest-bearing deposits was due to an increase in core deposit accounts primarily through organic growth, the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts and the impact of COVID-19 on consumer and business spending and savings levels.

The interest expense on long-term debt increased $104,000, or 25.4%, to $513,000 for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019 primarily due to an increase in the average balance of advances from the FHLBNY. The average balance of advances from the FHLBNY for the nine months ended September 30, 2020 was $33.7 million with an average rate of 2.03% compared to an average balance of $25.2 million and an average rate of 2.17% for the nine months ended September 30, 2019. The increase in the average balance of FHLBNY advances was due to additional borrowings that allowed the Bank to take advantage of long term, low fixed-rates to fund loan growth and mitigate interest rate risk. The 14 basis points decrease in the average rate paid on FHLBNY advances was primarily due to the decrease in market interest rates since September 30, 2019. The increase in long-term debt was partially offset by a $46,000 decrease in short-term debt during the nine months ended September 30, 2020 due to paydowns.

Provision for Loan Losses.    A $1.1 million provision to the allowance for loan losses was recorded during the nine months ended September 30, 2020 compared to $725,000 for the nine months ended September 30, 2019.  The $400,000 increase in the provision expense was primarily due to an adjustment of certain qualitative factors to take into account the impact of COVID-19 and related economic conditions on borrowers’ ability to repay loans.  We expect economic uncertainty to continue which may result in additional increases to the allowance for loan losses in future periods.  The current period provision was also impacted  by an increase in criticized commercial real estate and commercial business loans.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

During the nine months ended September 30, 2020, the Company recorded a $933,000 net provision for commercial real estate and construction – commercial loans.  This consisted of a $693,000 provision to reflect an adjustment of certain qualitative factors to take into account the uncertain impacts of COVID-19 on economic conditions and borrowers’ ability to repay loans and a $156,000 general allowance to reflect inherent losses within the portfolio due to organic growth. It also included an $84,000 provision to reflect the $11.9 million increase in criticized and classified commercial real estate loans, which consists primarily of one loan relationship which is well-collateralized and has strong support by its guarantors. A $183,000 net provision was recorded for commercial business loans which reflected adjustments to certain qualitative factors relating to the COVID-19 impact on economic conditions and an increase in classified loans.  The provision also reflected a credit allowance to account for a $5.7 million decrease in outstanding commercial business loans, excluding PPP loans, during the nine months ended September 30, 2020. A $44,000 provision was recorded for one-to four-family, home equity and consumer loans primarily to reflect an increase in classified loans during the nine months ended September 30, 2020. A $35,000 unallocated credit provision was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

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

Non-Interest Income.     Non-interest income increased by $30,000, or 1.7%, to $1.8 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase was primarily due to a $304,000 increase in gains on the sale of loans. This was driven by an increase in the volume of residential mortgage loans originated for sale during the nine months ended September 30, 2020 due to the decrease in market rates.  We sell certain low, fixed rate mortgages into the secondary market to manage interest rate risk.  The increase in non-interest income was partially offset by a $139,000 decrease in service charges and fees during the nine months ended September 30, 2020 primarily due to the waiver of certain ATM fees and other service charges to provide relief to customers during the COVID-19 pandemic. The increase was also partially offset by an $81,000 increase in unrealized losses on equity securities and a $47,000 increase in unrealized losses on derivative contracts due to the decrease in market interest rates.

Non-Interest Expenses.  Non-interest expenses were $11.7 million for the nine months ended September 30, 2020, a decrease of $214,000 or 1.8%, as compared to $11.9 million for the nine months ended September 30, 2019. Salaries and employee benefits decreased $198,000, or 3.0%, primarily due to an increase in deferred salary expense related to PPP loan originations and decreases in stock-based compensation expense and health insurance costs, partially offset by an increase in employee salaries. Other expenses decreased $126,000, or 12.9%, primarily due to a decrease in travel, foreclosure and other real estate owned expenses. These decreases were partially offset by an increase in occupancy and equipment expenses of $66,000, or 3.4%, primarily due to increases in software and technology maintenance costs, equipment depreciation and additional cleaning expense related to COVID-19. Advertising expense increased $17,000, or 3.3%, primarily due to an increase in promotional expenses. Postage and supplies increased $23,000, or 12.7%, during the nine months ended September 30, 2020, primarily due to additional supply purchases to protect the health and safety of customers and employees as a result of the pandemic.

Income Taxes Expense.  Income tax expense was $581,000 for the nine months ended September 30, 2020, an increase of $112,000, or 23.9%, as compared to $469,000 for the nine months ended September 30, 2019. The increase in income tax expense was primarily due to an increase in income before taxes and an increase in the effective tax rate.  The effective tax rate for the nine months ended September 30, 2020 and 2019 was 14.9% and 13.9%, respectively. The increase in effective tax rate was primarily due to a decrease in the mix of tax-exempt income derived from our municipal bond portfolio in relation to our pre-tax income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions, and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of September 30, 2020, the maximum amount that we can borrow from the FHLBNY was $106.0 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At September 30, 2020, we had outstanding advances under this agreement of $31.4 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.9 million and a fair value of $11.2 million as of September 30, 2020. There were no balances outstanding with the Federal Reserve Bank at September 30, 2020. We have also established lines of credits with correspondent banks for $31.0 million, of which $29.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of September 30, 2020.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the nine months ended September 30, 2020, we originated loans of approximately $117.3 million as compared to approximately $135.1 million of loans originated during the nine months ended September 30, 2019. Loan originations exceeded principal repayments and other deductions during the first nine months of 2020 by $22.0 million. Purchases of investment securities totaled $20.3 million during the nine months ended September 30, 2020. We did not purchase any investment securities during the nine months ended September 30, 2019. These activities were funded primarily through deposit growth, principal payments received on loans and securities, borrowings and cash reserves.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $555.5 million at September 30, 2020, as compared to $483.5 million at December 31, 2019. Approximately $101.2 million of time deposit accounts are scheduled to mature within one year as of September 30, 2020. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities.  A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio in lieu of the general applicable risk-based capital requirements under Basel III.  If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.00%. Pursuant to the CARES Act, the federal banking agencies issued final rules to set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio will increase to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. The Bank elected to be subject to this new definition when it became effective on January 1, 2020.

As of September 30, 2020, the Bank was considered a “qualifying community bank” and its Community Bank Leverage Ratio was 11.69%  so it was deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.

Off-Balance Sheet Arrangements

Other than loan commitments and two interest rate swap agreements that are not designated as hedging instruments, as previously noted, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 7 in the Notes to our Consolidated Financial Statements for a summary of loan commitments outstanding as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. New York State was under a shelter in place at home order for most of the 2020 second quarter. This resulted in an unprecedented slow-down in economic activity, a steep, rapid increase in unemployment and stock market volatility. In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows.  The State of New York and certain federal agencies required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation that has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  We do have certain back-office employees working remotely to promote social distancing in our buildings and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended September 30, 2020:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1 through July 31, 2020	21,300	$13.45	21,300	8,239
August 1 through August 31, 2020	4,300	11.89	4,300	107,658
September 1 through September 30, 2020	16,500	12.85	16,500	91,158
Total	42,100	$13.06	42,100	91,158
(1)

On August 13, 2020, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 111,958 shares of our outstanding common stock. This amount represented approximately 5% of our outstanding common stock not owned by the MHC as of August 13, 2020. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

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

LAKE SHORE BANCORP, INC.
(Registrant)

November 12, 2020	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2020	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial Officer)

November 12, 2020	By:	/s/ Steven W. Schiavone
Steven W. Schiavone
Controller
(Principal Accounting Officer)