Form 10-K
period 2020-12-31
LAKE SHORE BANCORP, INC.
filed 2021-03-29
CIK 1341318

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020 was  $21,239,724 based on the per share closing price as of June 30, 2020 on the Nasdaq Global Market for the registrant’s common stock, which was $12.25.

There were 5,810,810 shares of the registrant’s common stock, $.01 par value per share, outstanding at March 25,  2021.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders	III

PART I

Item 1. Business.

Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on Lake Shore Bancorp, Inc.’s current expectations regarding its business strategies, intended results and future performance.  Forward looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology.   Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Actual results could be impacted by, but not limited to, the following factors:   economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes, and the other risks and uncertainties identified in Part I, Item 1A “Risk Factors.” Factors related to the risks and uncertainties of the Coronavirus Disease 2019 (“COVID-19”) pandemic and resulting governmental and societal response, as well as its impact on our customers and the economy could also impact actual results.  These factors should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements, as our financial performance could differ materially due to various risks or uncertainties. We do not undertake to publicly update or revise our forward-looking statements if future changes make it clear that any projected results expressed or implied therein will not be realized.

General

Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” the “Company,” “us,” or “we”) operates as a mid-tier, federally chartered savings and loan holding company for Lake Shore Savings Bank (“Lake Shore Savings” or the “Bank”).  A majority of Lake Shore Bancorp’s issued and outstanding common stock (62.4% as of December 31, 2020) is held by Lake Shore, MHC (the “MHC”), a federally chartered mutual holding company, which serves as the parent company to Lake Shore Bancorp.  The remaining shares of common stock are owned by public shareholders and Lake Shore Saving Bank’s Employee Stock Ownership Plan (“ESOP”).   Our common stock is traded on the Nasdaq Global Market under the symbol “LSBK”.  Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Savings include Lake Shore Bancorp and Lake Shore Savings on a consolidated basis.

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

Lake Shore Bancorp, Inc.

Lake Shore Bancorp, Inc. was organized in 2006 for the purpose of acting as the savings and loan holding company for Lake Shore Savings Bank in connection with the Company’s initial public stock offering.  The Company, a federal corporation, is regulated by the Federal Reserve Board.  The Company owns all of the issued and outstanding capital stock of Lake Shore Savings Bank.

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

Available Information

Lake Shore Bancorp’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.lakeshoresavings.com, on the “Investor Relations” page under “About Us”. Such reports are also available on the Securities and Exchange Commission’s website at www.sec.gov.  Information on our website shall not be considered a part of this Form 10-K.

Market Area

Lake Shore Savings Bank is a community bank that offers a variety of banking products to serve the market areas surrounding our eleven branch offices located within the Western New York region of New York State.

Our geographic market area for loans and deposits is principally located within Erie and Chautauqua Counties, within Western New York. As of the most recent United States Census Bureau population estimate from July 1, 2019, Erie and Chautauqua Counties had an estimated combined population of approximately 1.0 million.  Our market area is bounded by Lake Erie to the west and Canada to the north, and includes the city of Buffalo, the second largest city in the State of New York by population.  The market area includes 11 hospitals, a medical school and a major cancer research and treatment facility, along with a centralized medical campus to cultivate clinical care, research, education and entrepreneurship.  The area has eleven colleges and universities, two community colleges and various vocational and technical schools.  Western New York is home to professional sports franchises and an international airport.  The area hosts a broad diversity of industry, commercial establishments and financial institutions as well as a skilled and productive workforce.

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

The Erie County region and the City of Buffalo experienced strong economic expansion prior to the onset of the COVID-19 pandemic, including major growth in the health care and education sectors, and resurgence in the central business district, which has led to an influx of private investment in development of hotels and housing in the downtown sector. The Buffalo Niagara Medical Campus has grown significantly with the construction of a new children’s hospital, expansion of an existing cancer/research hospital and construction of a new medical school by the State University of New York at Buffalo. Development on the waterfront has centered on redevelopment of property for mixed use, including public access and private development that includes office space, ice rinks, hotels and restaurants. This type of economic development has had a positive impact on the small business and middle-market customers that we focus on and we believe we will be able to capitalize on opportunities created by this economic growth.  Although the COVID-19 pandemic slowed down certain aspects of economic development and economic activity during 2020, the regional economy remains diversified, the housing market remains strong and various commercial and housing development projects continue to move forward. The lending opportunities in our market area remain dynamic and we believe that such activity will increase when the impacts of the COVID-19 pandemic are abated.

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

Competition

We face intense competition both in making loans and attracting deposits. Western New York has a significant number of financial institutions, including a super regional bank which has its headquarters in Buffalo, NY, and branches of large money centers and regional and super regional banks which have resulted from the consolidation of the banking industry in New York and surrounding states. Many of these competitors have greater resources and offer additional services than we do. We also face significant competition from online service providers who offer financial services, including loan and deposit products.

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

We expect competitive pressure to remain intense primarily due to technological advances and the continuing trend of consolidation in the financial services industry.  Technological advances have lowered barriers to entry in our local market area by allowing banks to expand their geographic reach by providing services over the internet and have made it possible for non-depository institutions, including fin-tech companies, to offer products and services that have traditionally been provided by banks.  We believe the primary factors in competing for deposits and loans is through personalized service, knowledge of the local market area and its economy, local decision making, technological convenience via mobile and online banking and active participation and support of the communities we serve.

Lending Activities

General.  Our principal lending activity is the origination of fixed rate and adjustable rate mortgage loans collateralized by commercial and residential real estate primarily located within our market area.  The Bank also originates commercial business loans, home equity loans and consumer loans. We retain the majority of loans that we originate. However, we do sell residential mortgage loans into the secondary market, with retention of servicing rights, in order to manage interest rate risk when deemed appropriate. Additional efforts to manage interest rate risk include the origination of shorter-term, adjustable rate loans.

The loan portfolio composition table is set forth in Part II, Item 7 Management’s Discussion and Analysis section of this Report.

Loan Maturity.  The following tables presents the contractual maturity of our loans at December 31, 2020 and sets forth our fixed and adjustable rate loans at December 31, 2020, that are contractually due after December 31, 2021.  The table does not include the effect of prepayments or scheduled principal amortization.  Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Real Estate				Other Loans
	Residential, One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$40	$460	$3,907	$1,532	$10,185	$847	$16,971
After one year through five years	3,299	3,543	62,005	14,138	23,348	506	106,839
After five year through 15 years	30,269	41,256	191,059	13,253	7,239	-	283,076
Beyond 15 years	117,052	2,344	350	-	-	-	119,746
Total	$150,660	$47,603	$257,321	$28,923	$40,772	$1,353	$526,632

Interest rate terms on amounts due after one year:
Fixed rate	$146,301	$3,299	$56,052	$-	$25,219	$506	$231,377
Adjustable rate	4,319	43,844	197,362	27,391	5,368	-	278,284
Total	$150,620	$47,143	$253,414	$27,391	$30,587	$506	$509,661

(1)	Includes one- to four-family construction loans.

The following table presents our loan originations, purchases, sales, and principal repayments for the years indicated.

	For the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Total Loans:
Balance outstanding at beginning of year	$471,535	$392,562
Originations:
Real estate loans:
Residential, one- to four-family(1)	43,802	21,958
Home equity	19,762	18,723
Commercial	58,403	54,981
Construction – Commercial	21,040	30,864
Other loans:
Commercial(2)	44,343	41,390
Consumer	1,123	1,241
Total originations	188,473	169,157
Deduct:
Principal repayments:
Real estate loans	84,260	51,256
Commercial and consumer loans	29,896	35,366
Total principal repayments	114,156	86,622
Transfers to foreclosed real estate	-	212
Loan sales - SONYMA(3) & FHLMC(4)	19,141	3,248
Loans charged off	79	102
Total deductions	133,376	90,184
Balance outstanding at end of year	$526,632	$471,535

(1)	Includes one- to four-family construction loans.
(2)	The 2020 loan originations include the origination of $26.9 million of Paycheck Protection Program (“PPP”) loans which are 100% guaranteed by the SBA.
(3)	State of New York Mortgage Agency.
(4)

During 2020 and 2019, we sold $18.5 million and  $2.6 million, respectively, of long-term fixed rate residential mortgage loans with low yields to the Federal Home Loan Mortgage Corporation (“FHLMC”) in order to offset long-term interest rate risk.

Commercial Real Estate Loans.  In the last five years, we have increased our focus on commercial real estate mortgage loan originations and have assembled a strong team of loan officers to grow this portfolio.  As such, the Bank’s primary lending activity is the origination of commercial real estate loans to finance the purchase of real property or to refinance real property.  Real property generally consists of developed real estate, such as office buildings, warehouses, retail properties, mixed use properties, self-storage units and multi-family apartment complexes and is typically held as collateral for the loan.  For the majority of our commercial real estate loan portfolio, the collateral is primarily located within the Bank’s primary market area.  At December 31, 2020, commercial real estate loans totaled $257.3 million and represented 48.9% of the Bank’s total loan portfolio. Commercial real estate loans that are collateralized by multi-family apartment complexes made up 50.8% of the commercial real estate loan portfolio as of December 31, 2020, and totaled $130.7 million. In underwriting commercial real estate loans, consideration is given to historic and expected net operating income generated by the real estate;  the age and condition of the collateral;  the financial resources and income level of the borrower and any guarantors;  current and projected occupancy levels;  location of the property; and the borrower’s business experience. Our commercial real estate loans are generally appraised by outside independent appraisers approved by the board of directors.  Personal guarantees are often obtained from commercial real estate borrowers.

We originate a variety of fixed and adjustable rate commercial real estate loans generally for terms of five to 10 years and payments based on an amortization schedule of up to 20 to 25 years.  Adjustable rate loans are typically based on an index such as the prime rate or the FHLBNY advance rates with an added spread based on the type, size and risk of the loan, some subject to an interest rate floor, and the rate is typically fixed for the first five years.  We typically lend up to a maximum loan-to-value ratio of 50% to 80% depending on the type and condition of the property being financed.  Commercial real estate loans require a minimum debt service coverage ratio ranging from 1.15 to 1.50 depending on the type of property being financed, a first lien on collateral and the personal guarantees of the owners. Fixed rate loans are typically subject to prepayment penalties if the loan is paid off before the scheduled maturity within five years of origination.

Commercial real estate loans have larger balances and involve a greater degree of risk than one- to four-family residential loans.  Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by nonresidential properties often depend on the successful operation and management of the properties or underlying businesses.  As a result, repayment of such loans may be subject to a greater extent, than residential real estate loans, to adverse conditions in the real estate market or the economy.  To monitor cash flows on nonresidential properties, we require borrowers and/or loan guarantors to provide annual financial statements on larger multi-family and commercial real estate loans.  In reaching a decision on whether to make a multi-family or nonresidential real estate loan, we consider the net cash flow of the project, the borrower’s expertise, credit history and the value of the underlying property.  In addition, we monitor the tenancy of the properties as to occupancy, lease rates, term of lease and tenant worthiness.  Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers, which generally require substantially greater evaluation and oversight efforts.  Our loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk and are designed to set such limits within those prescribed by applicable federal statutes and regulations. We engage a third party, once a year, to conduct a credit review of the commercial real estate portfolio, including compliance with the Bank’s underwriting standards and policy requirements. In addition, we engage a third party annually to perform property site inspections as required by our Commercial Loan Policy.

Commercial Construction.  We originate loans primarily to established local developers to finance the construction of commercial and multi-family properties.  We provide construction loans to local developers for the construction of one-to four-family residential developments.  We also originate rehabilitation loans, enabling a borrower to partially or totally refurbish an existing structure, which are structured as construction loans and monitored in the same manner.

These loans typically have a construction period of up to 24 months or longer, whereby draws are taken and interest only payments are made.  As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds.  Interest rates on disbursed funds are based on the rates and terms set at closing. The majority of our commercial real estate construction loans are variable rate loans with rates tied to the prime rate, plus a premium.  A floor rate may also be established in conjunction with a variable rate loan. A minimum of interest only payments on disbursed funds must be made on a monthly basis during the construction period. At the end of the construction period, the loan automatically converts to a commercial real estate mortgage. At December 31, 2020, construction loans totaled $28.9 million, or 5.5% of the total loan portfolio.

Construction loans can be affected by economic conditions and the value of underlying property. Construction loans may have additional risks related to advancing loan funds during construction due to the uncertain value of the property prior to the completion of construction.  The repayment of a construction loan is, to a large degree, dependent on the successful and timely completion of the construction of the subject property.  Construction delays may further impair the borrower’s ability to repay the loan.  The Bank limits its risks during the construction period as disbursements are not made until the required work for each advance has been completed and a lien check has been performed.

One- to Four-Family Residential Mortgage Lending.  At December 31, 2020, our one- to four-family residential loans (including residential construction loans) totaled $150.7 million and represented 28.6% of the total loan portfolio.  Our residential mortgage loan originations are obtained from customers, residents of our local communities or referrals from local real estate agents, brokers, attorneys, builders and satisfied customers. The majority of residential loans originated are fixed rate loans; although we do offer adjustable rate loan products to our customers.  In the current low interest rate environment, the majority of our borrowers prefer fixed rate loans. Lake Shore Savings has historically retained the majority of residential mortgage loans that it originates. This may increase Lake Shore Savings exposure to interest rate risk in the event of increases in market interest rates, because the yield earned on fixed-rate assets would remain fixed, while the rates paid by Lake Shore Savings for deposits and borrowings may increase, which could result in lower net interest income. In an effort to manage interest rate risk, the Bank has begun in recent years to sell long term, lower fixed rate yielding residential mortgages at origination in the secondary market, with servicing retained.

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

Our residential lending policies and procedures ensure that the majority of one- to four-family residential mortgage loans generally conform to secondary market guidelines, although we also originate non-conforming loans. We underwrite all conforming loans (i.e. loans with less than a $510,450 loan balance during 2020) using the criteria required by the Federal Home Loan Mortgage Corporation (“FHLMC”).  We originate one- to four-family residential mortgage loans with a loan-to-value ratio up to 100%, and up to 101% with our United States Department of Agriculture (“USDA”) Rural Development Guaranteed Loan Program (“GLP”) mortgage loan product.  Mortgages originated with a loan-to-value ratio exceeding 80% normally require private mortgage insurance.

During 2020, we sold $18.5 million of fixed rate, conforming long-term residential mortgage loans with low yields at the time of origination in order to manage interest rate risk. We also offer loans through programs offered by the State of New York Mortgage Agency (“SONYMA”) which are originated for sale.  We retain all servicing rights for one- to four-family residential mortgage loans that we sell.

We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We originate jumbo loans with fixed-rates and terms of up to 30 years. At December 31, 2020, jumbo loans totaled $9.0 million, or 5.9% of the one- to four-family residential mortgage portfolio.  Jumbo loans carry greater risk than conforming loans as there are a limited number of potential buyers for this type of real estate which results in greater price volatility.  As a result, these loan types are subject to more conservative underwriting requirements.

We originate one- to four-family mortgage loans on non-owner occupied properties that the borrower holds for investment purposes.  These loans have a higher interest rate and shorter term than loans for an owner-occupied property.  The loans typically have a fixed interest rate, terms up to 25 years and a loan to value ratio up to 75%.  As of December 31, 2020 these loans represented $8.2 million or 5.4% of the one- to four-family residential mortgage portfolio.

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

Lake Shore Savings originates construction-to-permanent loans to homeowners for the purpose of construction of primary and secondary residences.  The Bank issues a commitment and has one closing which encompasses both the construction phase and permanent financing.  The construction phase is a maximum of twelve months and requires the borrower to make interest only payments at the rate stated in the loan agreement.  The loan to value on construction-to-permanent loans cannot exceed 80.0% of the estimated completed value at the end of the project.

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

Construction lending generally involves a greater degree of risk as the repayment of the loan is dependent on the successful and timely completion of the project.  Lake Shore Savings completes inspections during the construction phase prior to any disbursements, which limits the Bank’s risk.  Construction delays may impair the borrower’s ability to repay the loan.

Home Equity Loans and Lines of Credit.  We currently provide all-in-one home equity lines of credit and have provided home equity loans in the past to our customers.  Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. At December 31, 2020, home equity loans and lines of credit totaled $47.6 million and represented 9.0% of the total loan portfolio. The all-in-one home equity line of credit must have a minimum line amount of $5,000 up to a maximum of 90% of the total loan-to-value ratio for qualified borrowers. The all-in-one home equity line of credit product has interest rates tied to the prime rate and generally have a 15 year draw period and a 15 year payback period.  Since 2010, our adjustable rate home equity loans include limits on decreases in the interest rate of the loan. The decrease in the interest rate may not be below the “floor” rate established at the time of origination. A customer has the option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest.  As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount.  All-in-one home equity lines of credit have 30 year maximum terms.

Home equity loans can be affected by economic conditions and the value of the underlying property. Home equity loans may have increased risk of loss if the Company does not hold the first mortgage resulting in the Company being in a secondary position in the event of collateral liquidation. At December 31, 2020, home equity loans and lines of credit where the Company does not hold the first mortgage represented 19.0% of the outstanding principal within our home equity loan portfolio. During periods of rising interest rates, the risk of default on home equity loans may increase due to the increase of interest cost to the borrower.

In 2020, we began offering an investment property line of credit which is similar to our home equity line of credit product.  The investment property line of credit loans are generally made for non-owner occupied one- to four-family residential properties with a first-lien position and a loan to value ratio up to 70%.  The loan has a 10-year draw period.  At the end of the draw period, the line is restricted, and the outstanding balance of the loan is amortized over a 10-year repayment period.  The investment property line of credit have interest rates tied to the prime rate.

Commercial Loans.  In addition to commercial real estate loans, we also engage in commercial business lending, (also known as C&I lending) primarily to small businesses. A commercial business loan may be a business installment loan, line of credit, or other commercial loan. At December 31, 2020, commercial business loans totaled $40.8 million, or 7.7% of the total loan portfolio. Most of our commercial business loans have fixed interest rates, and are for terms generally not in excess of five years. In underwriting commercial business loans, consideration is typically given to the financial condition and the debt service coverage capabilities of the borrower/project, projected cash flows and collateral value. Whenever possible, we collateralize these loans with a first lien on general business assets and a specific lien on the equipment being purchased and require personal guarantees from principals of the borrower. We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, real estate, purchases or improvements, working capital, vehicle purchases, and the refinancing of existing corporate debt.

Commercial and industrial loans also include loans originated under the Paycheck Protection Program (“PPP”), a specialized low-interest loan program funded by the U.S. Treasury and administered by the U.S. Small Business Administration (“SBA”).  As a qualified SBA lender, the Company is automatically authorized to originate PPP loans.  PPP loans have an interest rate of 1.0%, a two-year to five-year loan term, with principal and interest ultimately forgiven by the SBA if certain conditions are met. The SBA guarantees 100% of the PPP loans made to eligible borrowers.  During 2020, the Bank originated 252 PPP loans totaling $26.9 million.  We funded $18.4 million of PPP loans directly with the remaining $8.5 million funded indirectly via our partnership with Pursuit, an SBA lender that operates in the northeast. The Bank began the process of assisting PPP loan borrowers with the forgiveness application phase of the program in December 2020.  The Bank expects that the majority of the PPP loans will be forgiven by the SBA during the first six months of 2021.  In accordance with the SBA terms and conditions on these PPP loans, the Company recorded approximately $247,000 in net fees associated with the processing of these loans.  At the time of origination, the net fees are deferred and amortized over the life of the loans as an adjustment to yield, in accordance with generally accepted accounting principles. The Bank is participating in the origination of PPP loans under the Consolidated Appropriations Act, 2021 which was signed into law during December 2020.

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

Consumer Loans.  To a lesser extent, we offer a variety of consumer loans.  At December 31, 2020, consumer loans totaled $1.4 million, or less than 1% of the total loan portfolio.  Generally, the volume of consumer lending has declined as borrowers have opted for home equity lines of credit, which have lower interest rates. The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit.  Our consumer loan portfolio also consists of vehicle loans, loans secured by certificates of deposit, secured and unsecured property improvement loans, and other secured loans.

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

Loan Participations. From time to time, we may originate a commercial real estate loan or commercial business loan which may exceed our internal lending or concentration limits and sell a portion of the loan to another community bank.  The participating bank is typically located in New York State and its lending team is known by our commercial lenders.  This allows our Bank to meet the needs of its customers and comply with its internal lending limits. In some instances, we may purchase participation interests in loans where we are not the lead lender.  In both of these circumstances, we follow our customary loan underwriting and approval policies. We have strong relationships with other community banks in our primary market area that may desire to purchase participations, and we may increase our sales of participations in the future, if deemed appropriate. At December 31, 2020, our sold participations in commercial real estate and commercial business loans totaled $9.8 million and $351,000, respectively, all of which were collateralized by properties or business assets within our primary market area in Western New York. We may also purchase commercial real estate loan or commercial business loan participations in the future if deemed appropriate and at December 31, 2020, our purchased participations in commercial real estate and commercial business loans totaled $12.1 million and $321,000, respectively.  All of the Bank’s loan participations are collateralized by properties or business assets within our primary market area.

Loan Approval Procedures and Authority.  Our lending policies are approved by our Board of Directors. Branch managers have the authority to originate home equity or consumer loans up to amounts approved by the Board of Directors.  Home equity loans and consumer loans secured by real estate in excess of $25,000 and all one- to four-family residential mortgage loans up to $510,400 require approval by the Internal Residential Loan Committee; loans between $510,400 and $1.0 million, require approval of the Internal Residential Loan Committee and designated bank officers or loan committee member. Any of the above-mentioned loans with non-standard terms such as high loan-to-value ratios will require additional approval levels, up to and including approval by the board of directors.  Loans that are in excess of $1.0 million, require full Board approval.

Commercial Loan Officers have the authority to originate commercial real estate and commercial business loans up to amounts approved by the Board of Directors. Commercial loans with total one obligor credit in excess of $100,000 and up to $1.0 million require the approval of two members of the Internal Commercial Loan Committee, one of which must be a designated member of executive management. Commercial loans with total one obligor credit in excess of $1.0 million and up to $3.0 million require majority approval by the Board Loan Committee. Commercial loans with total obligor credit in excess of $3.0 million require full Board approval.

Current Lending Procedures.  Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify certain other information.  If necessary, we obtain additional financial or credit related information.  We require an appraisal for all residential and commercial real estate loans and home equity loans, including loans made to refinance existing mortgage loans.  Appraisals are performed by licensed third-party appraisal firms.  An appraisal management firm, approved by the Board of Directors has been engaged to handle all requests for appraisals on residential real estate loans. We require title insurance on all one- to four-family residential and commercial real estate loans and certain other loans.  We also require property and casualty insurance on all real estate loans, and if applicable, we require borrowers to obtain flood insurance prior to closing.  Based on loan-to-value ratios and lending guidelines, escrow accounts may be required for such items as real estate taxes, property and casualty insurance, flood insurance, and private mortgage insurance premiums.

Asset Quality

One of our key operating objectives has been, and continues to be, maintaining a high level of asset quality.  Our high proportion of commercial real estate and one- to four-family residential mortgage loans primarily collateralized by property in Western New York, which historically has had stable property values, the maintenance of sound credit standards for new loan originations, our loan review procedures, including third party loan reviews, and strong executive management focus on credit quality have been factors in monitoring and managing our levels of credit risk. These factors have contributed to our strong financial condition.

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

Non-performing Loans and Non-performing Assets. Loans are periodically reviewed for performance.  Management determines that a loan is impaired or non-performing when it is probable that at least a portion of the loan will not be collected in accordance with the original loan terms due to a deterioration in the financial condition of the borrower or in the value of the underlying collateral.  When a loan is determined to be impaired, the measurement of the loan is based on the present value of the expected future cash flows, or the fair value of the collateral, if the loan is collateral-dependent.  If the impaired value is less than the loan balance, the loss is recorded against the allowance for loan losses.  Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due, unless an evaluation by the internal Asset Classification Committee indicates that the loan is in the process of collection and is either guaranteed or well secured.  When our Asset Classification Committee designates loans on which we stop accruing interest income as non-accrual loans, we reverse outstanding interest income that was previously credited.  We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist and the borrower has performed for a period of at least six months.

Real estate acquired as a result of foreclosure is classified as foreclosed real estate until such time as it is sold.  We carry foreclosed real estate at its fair value less estimated selling costs at the date of acquisition.  If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property could be sold at the foreclosure sale (to an outside bidder). If not, and we retain the property, then we will sell the real property securing the loan as soon thereafter as practical.  During 2020, foreclosure proceedings were delayed as a result of COVID-19, by the State of New York and the various lending agencies such as Freddie Mac, USDA, and SONYMA.  Foreclosure moratoriums have been extended into 2021.

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

Loan Deferrals Related to COVID-19 Pandemic.    The COVID-19 pandemic has created economic uncertainty resulting in increased unemployment as well as the mandated closure of non-essential businesses.

The Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”), in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protected borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provided financial institutions the option to temporarily suspend certain requirements under generally accepted accounting principles (“GAAP”) related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19.  The Federal and New York State banking regulatory agencies have also issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19.  That guidance, with concurrence of the Financial Accounting Standards Board (“FASB”), and provision of the CARES Act allowed modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as TDRs.  Modifications may include payment deferrals, fee waivers, extension of repayment terms, or other delays in payment.  The Company implemented a loan modification program during 2020 for several customers impacted by COVID-19, in line with the interagency regulatory guidance, that allowed customers to defer loan payments.  A number of customers no longer required this assistance by the fourth quarter of 2020 and the Company anticipates that the number and amount of loan modifications will continue to decrease during 2021.

Refer to Part II, Item 7 Management Discussion and Analysis and Part IV, Financial Statements, Note 3 and Note 6 elsewhere in this report for additional details on nonperforming loans, impaired loans, TDRs and COVID-19 loan deferrals.

Classification of Loans.    Federal regulations require us to regularly review and classify our loans.  In addition, our regulators have the authority to identify problem loans and, if appropriate, require them to be classified.  Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk.  Consistent with regulatory guidelines, the Company classifies loans and other assets considered of lesser quality.  Such ratings coincide with the “Substandard”, Doubtful”, and “Loss” classifications used by federal regulators in their examination of financial institutions. A “Substandard” classification indicates that loan has one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.   A “Doubtful” classification has all the weaknesses of a “Substandard” classification with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable. Loans classified as “Loss” are considered uncollectible and continuance as an asset of the Company is no longer warranted.

Regulations also provide for a “special mention” category (i.e. criticized loans), described as loans which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  When we classify loans as either substandard or doubtful, we set aside a loss reserve for such loans as we deem prudent. When we classify problem loans as loss, we typically charge-off the loan balance outstanding against the allowance for loan losses reserve.  Our determination as to the classification of our loans and the amount of our loss allowances are subject to review by our regulators, which can require that we establish additional loss allowances. For further discussion on how management determines when a loan should be classified, refer to Note 6 in the consolidated financial statements located elsewhere in this report.

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

Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectability of principal may not be reasonably assured. We consider the following qualitative and environmental factors as part of this evaluation: historical loan loss experience; payment status; the estimated value of the underlying collateral; changes in lending policies, procedures and loan review system; changes in the experience, ability, and depth of lending management and other relevant staff; trends in loan volume and the nature of the loan portfolio; and national and local economic conditions. There may be other factors that may warrant consideration in maintaining an allowance at a level sufficient to provide for probable loan losses. During 2020, the Company adjusted certain qualitative factors to take into account the uncertain impacts of COVID-19 on economic conditions and borrowers’ ability to repay loans. Although our management believes that it has established and maintained the allowance for loan losses to reflect losses inherent in our loan portfolio, based on its evaluation of the factors noted above, future additions may be necessary if economic and other conditions differ substantially from the current operating environment.

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

The allowance consists of allocated, general and unallocated components.  The allocated component relates to loans that are considered impaired. For these loans an allowance is established when the discounted cash flows, collateral value or observable market price of an impaired loan is lower than the carrying value of the loan.  Refer to Note 6 in the consolidated financial statements located elsewhere in this report for more information on our impaired loans.  The general component covers all other loans and is based on historical loss experience adjusted for qualitative and environmental factors, as mentioned above.  An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses, such as downturns in the local economy. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

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

	At December 31,
	2020			2019
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$346	5.9%	28.6%	$436	10.2%	32.8%
Home equity	172	2.9%	9.0%	129	3.0%	9.6%
Commercial(2)	4,052	69.2%	48.9%	2,682	62.9%	44.8%
Construction - Commercial	434	7.4%	5.5%	388	9.1%	6.9%
	5,004	85.4%	92.0%	3,635	85.2%	94.1%
Other loans:
Commercial	676	11.5%	7.7%	478	11.2%	5.6%
Consumer	27	0.5%	0.3%	26	0.6%	0.3%
	703	12.0%	8.0%	504	11.8%	5.9%
Total allocated	$5,707	97.4%	100.0%	$4,139	97.0%	100.0%
Total unallocated	150	2.6%		128	3.0%
Balance at end of year	$5,857	100.0%		$4,267	100.0%
(1)	Includes one- to four-family construction loans.
(2)

The 2020 increase was attributed to additional provision recorded to reflect certain qualitative factor adjustments that were made to account for the uncertain impact of the COVID-19 pandemic on economic conditions and borrowers’ ability to repay loans.

For further discussion on how management evaluates its allowance for loan losses, refer to Note 6 in the consolidated financial statements located elsewhere in this report.

Investment Activities

General.  The general objectives of the investment portfolio are to provide for the overall asset/liability management of the bank.  All of our securities carry market risk, as increases in market rates of interest may cause a decrease in the fair value of the securities. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to provide collateral for pledging requirements on borrowings, to generate a favorable return without incurring undue interest rate or credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines.  Our investment policy outlines the pre-purchase analysis, credit, and interest rate risk assessment guidelines and due diligence documentation required for all permissible investments. In addition, our policy requires management to routinely monitor the investment portfolio as well as the markets for changes which may have a material, negative impact on the credit quality of our holdings. Our Board of Directors reviews and approves our investment policy on an annual basis.  The Board of Directors has delegated primary responsibility for ensuring that the guidelines in the investment policy are followed to the Asset-Liability Committee of the Board.  The board designates members of executive management with the authority to purchase securities within established plans and guidelines.  All transactions are reviewed by the Asset/Liability Committee of the Board of Directors which meets at least quarterly.

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

The Company has classified all of its investments in debt and equity securities as “available for sale.” The debt securities are reported at fair value, and unrealized gains and losses on debt securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Our current securities portfolio consists of collateralized mortgage obligations, mortgage backed securities, asset-backed securities, U.S. Government Agency bonds, and municipal bonds.  Nearly all of our mortgage backed securities are directly or indirectly insured or guaranteed by FHLMC, the Government National Mortgage Association (“GNMA”) or the Federal National Mortgage Association (“FNMA”, or “Fannie Mae”).  The municipal securities we invest in are fixed-rate investment grade bonds issued primarily by municipalities in New York State, have maturities of 20 years or less and many have private insurance guaranteeing repayment. The majority of municipal securities in our portfolio are unlimited general obligation bonds.

Fair values of available for sale securities are based on a market approach.  Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which uses third party data service providers.

We also have investments in equity securities, specifically FHLBNY stock, which must be held as a condition of membership in the Federal Home Loan Bank system.  The level of investment is largely dependent on our level of borrowings from the FHLBNY.  The investment in FHLBNY stock is considered restricted and is reported at cost on the Consolidated Statements of Financial Condition.  The related changes in fair market value of equity securities is reported in other non-interest income on the Consolidated Statements of Income.

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

A security may be classified as Substandard, Doubtful or Loss, similar to loan classifications described above.

Our determination as to the classification of our investments is subject to review by our regulators.  We regularly review our investment portfolio to determine whether any investments require classification in accordance with applicable regulations.  Our review of our investment portfolio at December 31, 2020 resulted in two private-label asset-backed securities being classified, as the issuer may not have an adequate capacity to meet its financial commitments over the projected life of the investment or the risk of default by the obligor was possible, resulting in an expectation that the Bank would not receive the full and timely repayment of principal and interest as expected.  These two securities had an amortized cost of $0 and an aggregate fair value of $147,000 at December 31, 2020. Five securities were evaluated for other-than-temporary impairment as of December 31, 2020. We concluded that no other than temporary impairment charges needed to be recorded during the years ended December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019, we recaptured $73,000 and $54,000 respectively, of prior year other-than-temporary impairment charges. The recaptured amounts are reflected in the “recovery on previously impaired investment securities” line item in the Consolidated Statements of Income.

Bank Owned Life Insurance.    The Bank owns several Bank Owned Life Insurance (“BOLI”) policies totaling $22.5 million and $22.0 million at December 31, 2020 and 2019, respectively.  The purpose of these policies is to offset the costs of supplemental employee retirement benefit (“SERP”) plans promised to members of management and non-employee directors.  Refer to Note 12 in the notes to the consolidated financial statements beginning on page F-1 of this report for more information on the SERP plans.  The lives of certain key Bank employees and non-employee directors are insured, and Lake Shore Savings Bank is the sole beneficiary and will receive any benefits upon the employee or non-employee’s death.  The policies were purchased from various life insurance companies.  The design of the plan allows the cash value of the policy to be designated as an asset of the Bank.  The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on a  quarterly, semi-annual or annual basis.  The growth of the value of the asset will be recorded in non-interest income on the consolidated statements of income.  Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

Sources of Funds

General.    Deposits are our major source of funds for lending and other investment purposes. We may also borrow funds, primarily from the Federal Home Loan Bank of NY (“FHLBNY”), to supplement the amount of funds available for lending and daily operations.  In addition, we derive funds from loan and mortgage-backed securities principal repayments and prepayments and from interest and proceeds from the maturity and call of investment securities, along with cash flows from operations. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates, pricing strategies and economic conditions.

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms.  We currently offer regular savings deposits (consisting of Christmas Club, passbook and statement savings accounts), money market savings and checking accounts, interest-bearing and non-interest bearing checking accounts (i.e., demand deposits), health savings accounts, retirement accounts, time deposits and Interest on Lawyer Accounts (“IOLA”). In addition to accounts for individuals, we also offer commercial savings, checking and money market accounts designed for the small to medium sized businesses operating in our market area.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits, and competition.  Our deposits are obtained from communities surrounding our branch offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits.  We do not rely on brokers to obtain deposits, although we are a participant in the Certificate of Deposit Account Registry Service (“CDARS”). This program offers our depositors enhanced FDIC insurance coverage.  On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 was signed into law and as a result reciprocal deposits obtained via CDARS are generally not considered brokered deposits.  At December 31, 2020 and 2019, we had $6.6 million and $9.1 million of depositor funds placed in the CDARS program.

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

The following table presents our time deposit accounts categorized by interest rates which mature during each of the years set forth below and the amounts of such time deposits by interest rate at December 31, 2020 and 2019.

	Period to maturity at December 31, 2020				At December 31,
	Less than One	More than One Year to	More than Two Years to	More than Three
	Year	Two Years	Three Years	Years	2020	2019
	(Dollars in thousands)
Interest Rate Range
0.49% and below	$33,465	$6,152	$686	$376	$40,679	$20,137
0.50% to 0.99%	19,092	4,794	1,090	2,228	27,204	9,375
1.00% to 1.99%	23,572	16,369	3,644	12,525	56,110	85,316
2.00% to 2.99%	16,180	2,618	766	8	19,572	39,607
3.00% to 3.99%	13,819	570	1,213	159	15,761	16,083
Total	$106,128	$30,503	$7,399	$15,296	$159,326	$170,518

At December 31, 2020 and 2019, time deposits with remaining terms to maturity of less than one year amounted to $106.1 million and $90.1 million, respectively.

At December 31, 2020, we had $89.4 million in uninsured deposits in excess of the FDIC insurance limit of $250,000.  At December 31, 2020, we had $28.2 million in time deposits with balances of $250,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$3,438
Over three months through six months	4,991
Over six months to twelve months	11,149
Over twelve months	8,658
Total	$28,236

Borrowings. The Company maintains borrowing arrangements in the form of lines of credit through the Federal Reserve Bank of NY as well as three other depository institutions. The Company may also obtain term borrowings from the FHLBNY. Our borrowings typically consist of a mix of short-term and long-term FHLBNY advances. At December 31, 2020 and 2019, we had long-term borrowings from the FHLBNY of $29.8 million and $34.7 million, respectively.

Additional information regarding our deposits and borrowings are included in Notes 8 and 9 in the notes to our consolidated financial statements beginning on page F-1 of this report. Also, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information on sources of funds.

Subsidiary Activities

Lake Shore Savings is the only subsidiary of Lake Shore Bancorp.    Lake Shore Savings has no subsidiaries.

Employees and Human Capital Resources

As of December 31, 2020, Lake Shore Savings Bank employed 111 full-time employees and 7 part-time employees.  Of these employees, 20.8% have been employed by the Bank for 15 years or longer. Lake Shore Savings employees are not represented by a collective bargaining unit.   Management believes that it has good relations with its employees.

Management encourages and supports the growth and development of all its employees by providing internal and external educational opportunities.  Employees have the opportunity to participate in instructor led classroom training, third party webinars, seminars, conferences, and local leadership training groups, in an effort to increase their knowledge.   Whenever possible, the Company seeks to fill its open positions through internal promotions and transfers from within the organization.

The safety, health and wellness of our employees has always been a top priority; however, with the onset of the COVID-19 pandemic in 2020, management placed a high priority on ensuring the safety of all employees while continuing its day-to-day operations. Management rapidly executed changes in policies and procedures, and limited branch lobby traffic to prevent the transmission of COVID-19 by encouraging the use of drive thru lanes and restricting in-person visits to appointment only.  We encouraged our customers to utilize ATMs, digital banking and other options to promote social distancing.

Management installed safety protocols within each branch office to ensure a safe working environment and to promote social distancing for employees performing customer facing activities.  This was accomplished by enhanced cleaning schedules, installation of barriers between employees and customers and increased supplies of cleaning equipment and personal protection equipment.   Furthermore, management transitioned the majority of its back-office staff to remote work in an effort to maintain proper social distancing and safety protocols.  As the Center for Disease Control (“CDC”) protocols were updated, branch lobbies were re-opened and back office personnel returned to the office on a rotating basis in order to adhere to the maximum occupancy guidance as established by both the CDC and Department of Health.

Employees are expected to adhere to the guidance established by the CDC and Department of Health and not report to work if they are exhibiting symptoms of COVID-19.  Additionally, a daily questionnaire is completed by all employees prior to beginning their work schedule which screens for potential situations.

We provide a competitive benefit package to our employees to ensure the health and wellness of each employee through the provision of health, dental, life and other ancillary insurance benefits, as well as a generous paid time off policy.  The employee portion of health care premiums are competitive with the employee portion of health insurance premiums being 20%, in addition to employer contributions to the employee’s health savings account.

Our core values of “Putting People First and Helping our customers, Energizing our employees,   Respecting our Shareholders and Serving our Communities”  begins with our Bank employees and their well-being.  We offer competitive wages and provide valuable fringe benefits to aid in the retention of our employees.  In addition, nearly all of our employees are stockholders in the Company through their participation in our Employee Stock Ownership Plan.   Employee participation helps align employee and shareholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates.

Supervision and Regulation

General

Lake Shore Savings Bank, a federally chartered savings bank, is subject to regulation, examination, and supervision by the OCC, while Lake Shore Bancorp, Inc. and Lake Shore, MHC, which are federally chartered savings and loan holding companies, are subject to regulation, examination, and supervision by the

Federal Reserve Board.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market interest rates.  Lake Shore Savings also is regulated, to a lesser extent, by the FDIC with respect to insurance of deposit accounts and the Federal Reserve Board, with respect to reserves to be maintained against deposits, the payment of dividends and other matters.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors.  Lake Shore Savings’ relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Lake Shore Savings’ mortgage documents.

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

The Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”)

The Dodd-Frank Act enacted in 2010, among other things.

•	established the Consumer Financial Protection Bureau (“CFPB”) which is responsible for implementation of federal financial consumer protection and fair lending laws;
•	directed changes in the way that institutions are assessed for deposit insurance;
•	mandated the imposition of consolidated capital requirements on savings and loan holding companies;
•	required originators of securitized loans to retain a percentage of the risk for sold loans;
•	regulated rate-setting for certain debit card interchange fees;
•	repealed restrictions on the payment of interest on commercial demand deposits;
•	contained several reforms related to mortgage originations;
•	required companies to give shareholders a non-binding vote on executive compensation and so called “Golden Parachute” payments; and
•	set standards for mortgage servicing, loan originator compensation, and requirements for high-cost mortgages, appraisal, and escrow standards.

 The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repealed or modified certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s provisions included, among other things:

•	exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio;
•	not requiring appraisals for certain transactions valued at less than $400,000 in rural areas;
•	exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures;
•

clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations;

•	raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets;
•	providing federal savings associations with less than $20.0 billion in consolidated assets with the option to elect to operate under the same powers as a national bank;
•

simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status; and

•

raising the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

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

Common equity Tier 1 capital is generally defined as common stockholders’ equity, including retained earnings but excluding accumulated other comprehensive income.  Tier 1 capital is generally defined as Common equity Tier 1 capital and Additional Tier 1 capital.  Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus meeting specific requirements, and may include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions like Lake Shore Savings that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.    Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. In assessing an institution’s capital adequacy, the federal regulators take into consideration not only these numeric factors but also qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.

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

Effective January 1, 2020, the Bank elected to opt in and utilize the community bank leverage ratio framework on its quarterly call report.  An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance.  Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements.

Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) required that the community bank leverage ratio be temporarily lowered to 8%.  The federal regulators issued a rule making the reduced ratio effective April 23, 2020.  The rules also established a two-quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% community bank leverage ratio requirement, or fails to meet other qualifying criteria, so long as the bank maintains a leverage ratio of 7% or greater.  Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter.

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized federal savings banks.  For this purpose, a savings bank is placed in one of the following categories based on the savings bank’s capital:

•

well-capitalized (at least 5% leverage capital, 6.5% common equity Tier 1 risk-based capital, 8% Tier 1 risk-based capital and 10% total risk-based capital or if applicable, a community bank leverage ratio of 8% for 2020);

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

At December 31, 2020, Lake Shore Savings met the criteria for being considered “well-capitalized.”

Capital Distributions.  OCC regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account.

Among other requirements, every federal savings bank in the mutual holding company structure must file an application with the OCC prior to paying a dividend or making a capital distribution.

Every federal savings bank that is a subsidiary of a holding company must file a notice with the Federal Reserve Board, at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The OCC and the Federal Reserve Board may disapprove an application or notice if:

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

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2020, Lake Shore Savings Bank was in compliance with the loans-to-one borrower limitations.

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

Under the IRS DBLA test, the Bank must meet the business operations test and the 60% of assets test.  The business operations test requires that the federal savings bank’s business consists primarily of acquiring the savings of the public (75% of its deposits and other obligations must be held by the general public) and investing in loans (more than 75% of its gross income consists of interest on loans and government obligations and various other specified types of operating income that federal savings bank’s ordinarily earn).  For the 60% of assets test, the Bank must maintain at least 60% of its total in “qualified investments” as of the close of the taxable year or, at the option of the federal savings bank, may be computed on the basis of the average assets outstanding during the taxable year.

A savings bank that fails the QTL test must either convert to a commercial bank charter or operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for violation of law.  At December 31, 2020, Lake Shore Savings Bank opted to utilize the HOLA QTL test and satisfied the requirements of this test for the entire 12-month period.

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

In June 2020, the OCC published amendments to its Community Reinvestment Act regulations.  The final rule clarifies and expands the activities that qualify for Community Reinvestment Act credit, updates where activities count for such credit and, according to the agency, seeks to create a more consistent and objective method for evaluating Community Reinvestment Act performance.  The file rule became effective October 1, 2020 but compliance with the revised requirements is not mandatory until January 1, 2024 for certain bank types, which includes Lake Shore Savings Bank.

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

At December 31, 2020, Lake Shore Savings is in compliance with Regulation O.

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

The FDIC imposes an assessment for deposit insurance on all depository institutions. The FDIC’s assessment system is based on each institution’s total assets less tangible capital and, for institutions of Lake Shore Savings’ asset size, ranges from 1.5 basis points to 30 basis points.  Assessment rates are risk based and are based on a formula which uses financial measures and supervisory ratings derived from a statistical model estimating the probability of failure over three years.

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

In January 2019, the FDIC provided notification to the Company that a credit in the amount of $120,368 was calculated for Lake Shore Savings Bank.  The Company received the credits during the quarters ended September 30, 2019, December 31, 2019, March 31, 2020 and June 30, 2020.  The Company offset regular deposit insurance assessments with these credits which was recorded as a credit to FDIC insurance expense in the Company’s consolidated income statements.  At December 31, 2020, there were no remaining credits outstanding for the Company.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the  coronavirus (COVID-19) pandemic and stimulate the economy.  The legislation included direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the Paycheck Protection Program (“PPP”) and Main Street Lending Program (“MSLP”).  In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had a material impact on the Company’s operations and could continue to impact operations going forward.  Certain provisions of the CARES Act relevant to financial institutions, include:

•

Allowing financial institutions to elect to suspend requirements under U.S. Generally Accepted Accounting Principles for loan modifications relating to COVID-19 pandemic and suspend the corresponding impairment determination for accounting purposes.  This provision as extended by later legislation will last until the earlier of January 1, 2022 or no later than 60 days after the President declares that the coronavirus emergency is terminated;

•	Temporarily reducing the CBLR to 8%. This law also states that if a qualifying community bank falls below the CBLR, it “shall have a reasonable grace period to satisfy” the CBLR; and
•

The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account.  Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, extended by federal mortgage-backing agencies to at least June 30, 2021.

New York State COVID-19 Emergency Eviction and Foreclosure Prevention Act of 2020

The Act prevents residential evictions, foreclosure proceedings, tax lien sales or foreclosures, credit discrimination and negative credit reporting related to the COVID-19 pandemic.  The Act places these moratoriums until May 1, 2021.

Federal Home Loan Bank System.  Lake Shore Savings is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, Lake Shore Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2020, Lake Shore Savings was in compliance with this requirement.

Federal Reserve System.    The Federal Reserve Board regulations required savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. In March 2020, due to a change in its approach to monetary policy, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero.  The Federal Reserve Board finalized the interim rule in December 2020 and has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.

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

Capital.    The Dodd-Frank Act, required the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for insured depository institutions.  However, savings and loan holding companies of under $3.0 billion in consolidated assets are exempt from consolidated regulatory capital requirements, unless the Federal Reserve Board determines otherwise.   As a result, the MHC and Lake Shore Bancorp will be exempt from the regulatory capital requirements until consolidated assets exceed $3.0 billion.

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

Waivers of Dividends by Lake Shore, MHC.    Federal regulations require federally-chartered mutual holding companies to give the Federal Reserve Board notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like Lake Shore, MHC, the Federal Reserve Board “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009.  Lake Shore, MHC qualifies as a grandfathered mutual holding company.  Federal regulations further provide that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.  The Federal Reserve Board has issued an interim final rule that also requires, as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  Lake Shore, MHC solicited its members (depositors of Lake Shore Savings Bank) to vote on the proposal to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.54 per share to be declared by the Company for the four quarters ending September 30, 2021.  On February 3, 2021, the members approved the waiver of dividends. The Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Bank of Philadelphia for their non-objection. As of March 4, 2021, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 3, 2022. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.  For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of Lake Shore Savings to make capital distributions to Lake Shore Bancorp and the waiver of dividends by Lake Shore, MHC.”

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

Item 1A.  Risk Factors.

In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following risk factors.  The risks listed here may not be the only risks we face.  Additional risks that are not presently known, or that we presently deem immaterial, could also have a material effect on our financial condition, results of operations, business and prospects:

Risks Related to the COVID-19 Pandemic

The widespread outbreak of COVID-19 has adversely affected, and will likely continue to adversely affect, the global economy, United States economy, our local economy and our markets and may disrupt our operations, which could have an adverse effect on our business, financial condition and results of operations.  The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States.  Early in the pandemic, stay-at-home orders, travel restrictions and closure of non-essential businesses resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs.  Though these early restrictions have been generally lifted or eased, continuing capacity restrictions and health and safety recommendations that discourage travel and encourage continued social distancing and tele-work have limited the ability of businesses to return to pre-pandemic levels of activity and employment.

The COVID-19 pandemic has had an impact on the Company’s business and is likely to continue to do so.  To date, the COVID-19 pandemic has:

•	caused some of the Company’s borrowers to be unable to meet existing payment obligations, particularly those borrowers more severely impacted by business shutdowns and travel restrictions;
•	required the Company to significantly increase its allowance for loan losses, which had an impact on 2020 net income; and
•	caused changes in consumer and business spending, borrowing and savings habits, which has resulted in significant deposit growth, and increased liquidity in a low rate interest environment.

Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to mitigate the macroeconomic effects of the COVID-19 pandemic may have an impact on our business operations.  During the 1st quarter of 2020, the Federal Open Market Committee of the Federal Reserve reduced the target range for the federal funds rate to between 0.00% to 0.25%, which was a 150 basis points decrease from the target range in the 4th quarter of 2019.  Market interest rates have decreased since March 2020, resulting in net interest margin compression for our Company.

The extent to which the COVID-19 pandemic will ultimately affect our business is unknown and will depend, among other things, on the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or mitigate its effects, the safety and effectiveness of the vaccines that have been developed and the ability of pharmaceutical companies and governments to manufacture and distribute those vaccines, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.

We are subject to regulatory enforcement risk and reputation risk regarding our participation in the PPP and we are subject to the risk that the SBA may not fund some or all PPP loan guarantees.    The CARES Act included the PPP as a loan program administered through the SBA. Under the PPP, small businesses and other entities and individuals were able to apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to detailed qualifications and eligibility criteria.

Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention related to our participation in the PPP. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.

The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators, and U.S. Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling us to rely on borrower certifications, and take more aggressive action against us for alleged violations of the provisions governing the PPP. Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition, and thereby adversely affect your investment.

We also have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

The Company has granted payment deferrals to borrowers that have experienced financial hardship due to COVID-19, and if those borrowers are unable to resume making payments the Company will experience an increase in non-accrual loans, which could adversely affect the Company’s earnings and financial condition.  Consistent with the encouragement provided by federal and state banking regulators and by the CARES Act, the Company has worked constructively with borrowers who have experienced financial hardship resulting from the pandemic and negotiated accommodations or forbearance arrangements that temporarily reduce or defer the monthly payments due to the Company.  Generally, these accommodations are for three to six months and allow customers to temporarily cease making principal and/or interest payments.  In some cases, customers have received second and third accommodations.  Through December 31, 2020, the

Company granted accommodations with respect to loans for a total of approximately $103.1 million, and as of December 31, 2020, $23.8 million remained subject to a payment accommodation.  The Company did not report loans with deferrals granted due to the pandemic as past due loans at December 31, 2020, in accordance with the accounting guidance included in the interagency regulatory guidance from a joint interagency statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” which was issued by the Company’s banking regulators and other financial regulators, on March 22, 2020 and revised April 7, 2020.  Appropriate allowances for loan and lease losses have been maintained on loans with payment deferrals.  Upon the expiration of the deferral period, borrowers are required to resume making previously scheduled loan payments.  It is possible that some borrowers may be unable to make timely loan payments after their deferral period ends, in which case their loan will be classified as non-accrual and the Company will begin collection activities.  Non-performing loans and related charge-offs may increase as payment deferrals expire and the impact of government stimulus programs wanes.  An increase in non-performing loans and related charge-offs would cause the Company to increase is allowance for loan losses, which would adversely affect the Company’s earnings and financial condition.

Customary means to collect non-performing assets may be prohibited or impractical during the COVID-19 pandemic, and there is a risk that collateral securing a non-performing asset may deteriorate if the Company chooses not to, or is unable to, foreclose on collateral in a timely manner.  Beginning in March 2020, we suspended foreclosure sales of primary residential property.  Federal banking agencies and government entities, including New York State, have adopted regulations or put in place executive orders that restrict or limit our ability to take certain actions with respect to delinquent borrowers that we would otherwise have taken in the ordinary course of business, such as customary collection and foreclosure activities.  For example, New York State has placed a “moratorium” on evictions and foreclosures and the moratorium has recently been extended through May 1, 2021 for people experiencing a hardship related to COVID-19.  If the moratorium is extended further, or if the backlog of foreclosure cases are not processed efficiently, there is an increased risk that the collateral value may deteriorate, resulting in a loss to the Company.

Risks Related to Economic and Credit Risks

Our loan portfolio includes loans with a higher risk of loss.    Our business strategy is to increase our commercial real estate and commercial business loan portfolios. Commercial real estate (including commercial construction) and commercial business loans comprised in the aggregate 62.1% of our total loan portfolio at December 31, 2020. These types of loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.  These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial Real Estate Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.
•	Commercial Business Loans. Repayment is generally dependent upon the successful operation of the borrower’s business

A deterioration in economic conditions in our market areas due to the long-term impacts of COVID-19 could affect the performance of our loan portfolio. Higher prices for businesses and consumers and high unemployment could negatively affect our loan portfolio, if business owners or consumers are not able to make loan payments.  The long-term impact of COVID-19 could lead to a downturn in the real estate market or our national or local economy which could adversely affect the value of the properties securing the loans or revenues from our borrowers’ businesses thereby increasing the risk of non-performing loans.

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

Our local economy may affect our future growth possibilities.  Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our current market area, which is primarily located in Western New York, in particular within Erie and Chautauqua counties.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations.  If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected. This could lead to a deterioration in the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business.   Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.

Changes in the Federal Reserve Board’s monetary or fiscal policies could adversely affect our results of operations and financial condition.  Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Board has, and is likely to continue to have, an important impact on the operating results of banks through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession.  The Federal Reserve Board’s actions affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence on other monetary and fiscal policies.  We cannot predict the nature or impact of future changes in monetary and fiscal policies.

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

LIBOR is used as a reference rate for our interest rate swap product.  In 2017, the U.K. Financial Conduct Authority, which regulates London Interbank Offered Rates (“LIBOR”), announced that the publication of LIBOR is not guaranteed beyond 2021.  In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023.

There are ongoing efforts to establish an alternative reference rate.  The Secured Overnight Financing Rate (or “SOFR”) is considered the most likely alternative reference rate suitable for replacing LIBOR, but uncertainty remains as to the adoption, market acceptance or availability of SOFR or other alternative reference rates.  The Company has adhered to the International Swaps and Derivatives Association 2020 Fallbacks Protocol for its interest rate swap agreements.  At this time, it is not possible to predict what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes on the interest rate received by the bank on its interest rate swap instruments.

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

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations. The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and the Bank on January  1, 2023.  This standard, referred to as Current Expected Credit Loss, or “CECL”, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

We are subject to certain risks with respect to liquidity. “Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers.  Our primary source of liquidity is our core deposit base, which is raised through our retail branch network.  Core deposits - consisting of savings and money market accounts, time deposits less than $250,000 and demand deposits - comprised approximately 95.0% of total deposits at December 31, 2020.  Additional available unused sources of liquidity include borrowings from the Federal Reserve of New York discount window, FHLB borrowings, and access to brokered deposits and lines of credit with correspondent banks.  Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $63.3 million at December 31, 2020.

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

Our stock price may be volatile due to limited trading volume. Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in Lake Shore Bancorp’s common stock has been relatively small, averaging less than 3,000 shares per day during 2020. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

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

Lake Shore, MHC solicited its members (the depositors of Lake Shore Savings Bank) to vote on the proposal to waive dividends and on February 3, 2021, the members approved the waiver of dividends. The Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Board for its non-objection. As of  March 4, 2021, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 3, 2022. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.

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

We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect our financial condition and results of operations.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point, however, need to raise additional capital to support continued growth or be required by our regulators to increase our capital resources.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations and pursue our growth strategy could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

We may be adversely affected by changes in U.S. tax laws and regulations.    Our operations are subject to tax by federal, state, and local taxing jurisdictions.  In 2017, the Tax Cuts and Jobs Act was enacted and reduced the Company’s corporate income tax rate from 34% to 21% for tax years beginning after December 31, 2018.  If local, state or federal tax authorities change tax laws and regulations, this may result in a decrease or increase to our corporate income tax rates or changes to our net deferred tax position.  Such changes could have a material adverse impact on our financial condition and results of operations.

Item 1B.  Unresolved Staff Comments.

                None.

Item 2.  Properties.

We conduct our business through our corporate headquarters, administrative offices, and eleven branch offices.  At December 31, 2020, the net book value of our buildings and premises was $7.7 million and the net book value of the computer equipment and other furniture and fixtures, and equipment at our offices totaled $1.3 million. For more information, see Note 7  and Note 10 in the notes to our audited Consolidated financial statements beginning on page F -1 of this report.

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
(2) The building is owned.  The land is leased. The lease expires in 2025.

(3) The lease expires in 2028.

(4) The lease expires in 2024, but has an option for a five-year renewal at expiration.

Item 3. Legal Proceedings.

At December 31, 2020, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Lake Shore Bancorp, Inc. common stock trades on the Nasdaq Global Market under the symbol “LSBK”.

The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend, dependent upon certain factors such as our earnings, financial condition, capital requirements, regulatory limitations on the payment of dividends, and other relevant factors. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue.  Refer to Part I, Item 1. “Business – Supervision and Regulation - Federal Banking Regulations - Capital Distributions”, “Business – Supervision and Regulation - Holding Company Regulation - Source of Strength and Waivers of Dividends by Lake Shore, MHC” and Part I, Item 1a. “Risk Factors – Risks Related to Regulatory Compliance” above for information on the possible restriction of dividend payments and MHC dividend waivers.

As of March 25,  2021, there were 706 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) of Lake Shore Bancorp, Inc. common stock.

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

October 1 through October 31, 2020	7,189	$13.79	7,189	83,969
November 1 through November 30, 2020	-	-	-	83,969
December 1 through December 31, 2020	4,262	13.12	4,162	79,807
Total	11,451	$13.54	11,351	79,807

(1)

On August 12, 2020 our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 111,958 shares of outstanding common stock. This amount represented approximately 5% of our outstanding common stock not owned by the MHC as of August 12, 2020. The repurchase plan does not have an expiration date and superseded all prior stock repurchase programs.

Item 6.  Selected Financial Data.

Our selected consolidated financial and other operational data is set forth below, which is derived in part from, and should be read in conjunction with, our audited consolidated financial statements and notes thereto as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019, beginning on page F-1 of this Form 10-K. Our selected consolidated financial and other operational data as of December 31, 2018, 2017 and 2016 and for the years ended December 31, 2018,  2017 and 2016 are from audited consolidated financial statements and notes not included in this Form 10-K.

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Selected financial condition data:
Total assets	$686,200	$610,869	$545,708	$518,977	$489,174
Loans, net	524,143	470,816	392,471	365,063	326,365
Securities available for sale	79,285	71,201	86,193	80,421	86,335
Federal Home Loan Bank stock	1,905	2,055	1,545	1,631	1,340
Total cash and cash equivalents	42,975	30,289	30,751	40,913	45,479
Total deposits	560,259	483,476	432,458	405,153	385,893
Long-term debt	29,750	34,650	24,650	26,950	18,950
Total stockholders' equity	85,924	82,840	79,804	78,375	76,030
Allowance for loan losses	5,857	4,267	3,448	3,283	2,882
Non-performing loans	3,103	3,547	3,218	3,833	5,866
Non-performing assets	3,161	4,326	3,896	4,268	6,278

	For the year ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Selected operating data:
Interest income	$24,336	$24,267	$21,536	$19,408	$17,518
Interest expense	4,404	5,197	3,602	2,630	2,294
Net interest income	19,932	19,070	17,934	16,778	15,224
Provision for loan losses	1,625	900	390	510	1,125
Net interest income after provision for loan losses	18,307	18,170	17,544	16,268	14,099
Total non-interest income	2,992	2,492	2,474	2,655	4,070
Total non-interest expense	15,917	15,920	15,433	14,360	13,879
Income before income taxes	5,382	4,742	4,585	4,563	4,290
Income taxes	824	655	585	1,185	775
Net income	$4,558	$4,087	$4,000	$3,378	$3,515
Basic earnings per common share	$0.77	$0.68	$0.66	$0.55	$0.58
Diluted earnings per common share	$0.77	$0.68	$0.66	$0.55	$0.58
Dividends declared per share	$0.49	$0.48	$0.40	$0.32	$0.28

	At or for the year ended December 31,
	2020	2019	2018	2017	2016
Selected financial ratios and other data
Performance ratios:
Return on average assets	0.69%	0.71%	0.75%	0.67%	0.74%
Return on average equity	5.37%	4.99%	5.07%	4.34%	4.58%
Dividend payout ratio(1)	63.64%	70.59%	60.61%	58.18%	48.28%
Interest rate spread(2)	3.05%	3.34%	3.43%	3.45%	3.29%
Net interest margin(3)	3.23%	3.58%	3.61%	3.61%	3.44%
Efficiency ratio(4)	69.43%	73.83%	75.62%	73.89%	71.93%
Non-interest expense to average total assets	2.41%	2.77%	2.88%	2.86%	2.91%
Average interest-earning assets to average interest-bearing liabilities	126.65%	124.61%	125.68%	128.07%	129.18%
Book value per share(5)	$14.75	$13.98	$13.29	$12.85	$12.49

Capital ratios:
Community Bank Leverage Ratio(6)	11.82%	13.01%	13.99%	14.40%	14.73%
Equity to total assets	12.52%	13.56%	14.62%	15.10%	15.54%

Asset quality ratios:
Non-performing loans as a percent of total net loans	0.59%	0.75%	0.82%	1.05%	1.80%
Non-performing assets as a percent of total assets	0.46%	0.71%	0.71%	0.82%	1.28%
Allowance for loan losses as a percent of total net loans	1.12%	0.91%	0.88%	0.90%	0.88%
Allowance for loan losses as a percent of non-performing loans	188.75%	120.30%	107.15%	85.65%	49.13%

Other data:
Number of full service offices	11	11	11	11	11
Number of full-time equivalent employees	115	113	114	111	106

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

(5)Represents shareholders’ equity divided by outstanding shares.

(6)Represents the capital ratios of Lake Shore Savings Bank since Lake Shore Bancorp, Inc., as a savings and loan holding company with less than $3.0 billion in consolidated assets is not subject to formula-based capital requirements at the holding company level. Under the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, the Bank qualifies to elect to utilize the Community Bank Leverage Ratio (“CBLR)” in lieu of the general applicable risk-based capital requirements under Basel III.  The Bank elected to utilize the CBLR in January 2020, which is equivalent to the Tier 1 leverage ratio reported in prior years and the prior year capital ratios noted in the above table were updated to the CBLR for purposes of data comparison and trend analysis.

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

In recent years, the Company has adjusted its strategies to manage interest rate risk by originating a greater volume of shorter-term, adjustable rate commercial real estate and commercial business loans and increasing its concentration of core deposits, which are less interest rate sensitive.  The Company has entered into two interest rate swap arrangements with a total notional amount of $6.0 million to convert a portion of its fixed rate residential, one- to four-family real estate loans into adjustable rate interest-earning assets, to better manage its exposure to movements in interest rates. The Asset and Liability Committee of the Board of Directors is responsible for evaluating the interest rate risk inherent in our balance sheet, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives and for managing this risk consistent with the guidelines approved by the Board of Directors.  Senior management monitors the level of interest rate risk and the Asset and Liability Committee meets at least quarterly to review the interest rate risk position.

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

 COVID-19 Risks

As noted in Part I, Item 1A. Risk Factors, an outbreak of a novel strain of coronavirus (“COVID-19”), which was originally identified in Wuhan, China, rapidly spread to a number of countries around the world, including the United States during 2020. The World Health Organization declared COVID-19 a global pandemic in March 2020.  In the United States, the rapid spread of the COVID-19 virus invoked various Federal and State, including New York State, authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  This included restrictions on travel, business operations, public gatherings, school closings, and mandates to close non-essential businesses.

The COVID-19 pandemic severely restricted the level of economic activity in the Bank’s market areas during 2020.   Since May 2020, some of the above-noted restrictions have been relaxed, resulting in certain industries being able to re-open for business, with appropriate health measures and social distancing protocols put in place.  The initial,  current and ongoing restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees in the market areas in which we operate.

In light of the changing economic outlook as a result of COVID-19, as well as other factors, the 10-year Treasury yield had fallen to historic lows during 2020, and the equity markets have been significantly impacted and remain volatile. In response, the Federal Reserve reduced the target federal funds rate by 150 basis points in the first quarter of 2020. In addition, the Federal government signed the CARES Act and the Consolidated Appropriations Act, 2021 into law, which included direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the Paycheck Protection Program (“PPP”) and Main Street Lending Program (“MSLP”).  The Federal Reserve’s actions, actions of federal and state governments, and other effects of the COVID-19 pandemic may negatively impact our interest income and, therefore, our earnings, financial condition and results of operations.  As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact our borrowers’ ability to repay their loans.  As discussed elsewhere in this report, the Company significantly increased its provision for loan losses during the year ended December 31, 2020 and believes its total reserve is adequate.  Other financial impacts could occur though such potential impact is unknown at this time.

The extent of the impact of COVID-19 on our operational and financial performance is currently uncertain, cannot be predicted and will depend, among other things, on the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or mitigate its effects, the safety and effectiveness of the vaccines that have been developed and the ability of pharmaceutical companies and governments to manufacture and distribute those vaccines, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.

 As of December 31, 2020, the Bank’s capital was in excess of regulatory requirements.  While management believes we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our regulatory capital ratios could be adversely impacted by further credit losses.  The Company maintains access to multiple sources of liquidity which could be used to support capital ratios.

Management Strategy

Our Reputation.  Our primary management strategy has been to maintain our position as an authentic community bank, locally headquartered in Western New York, with nearly 130 years of service to our community.  Our management team strives to accomplish this goal by continuing to emphasize our exceptional individualized customer service and financial strength, continued community involvement, effective risk management, strong capital levels, technological services and penetration in our market areas via organic growth of loans and deposits.

Branding and Marketing.    We currently operate eleven full-service branch offices throughout Western New York, where our branch teams initiate and develop both consumer and commercial customer relationships in and around the surrounding market areas.  We offer concierge banking services, together with our online and mobile customer conveniences, creating a truly individualized approach for customers to manage their finances whenever, wherever and however they wish.  As a true local bank, we pride ourselves on offering competitive products delivered with the individualized service our customers have come to expect.   Our experienced team of commercial bankers can meet the needs of nearly any type of business through a variety of checking and credit products, and banking services. The retail banking team located in our branch offices focuses on meeting the deposit and lending needs of all consumers through-out various life stages. Our team members live and work right here in our Western New York communities and can fully understand the specific challenges and opportunities our customers face daily. As the banking industry continues to rapidly evolve in terms of technological conveniences, we remain proactive in our efforts to provide e-banking services that our customers expect.  From local decision-making, responding quickly and efficiently to customer needs, and utilizing technology to level the playing field with our competitors, we are committed to developing long-term relationships with our customers.  Staying true to our local roots and mission of “Putting People First” continues to uniquely position us as a bank of choice in Western New York.

Technology. An important strategic objective is to continue to evaluate and enhance the technology supporting our customer service. We are committed to making investments in technology and we believe that it represents an efficient way to deploy a portion of our capital. To this end, the Company has developed a five year plan for the implementation of cost effective and efficient digital services to meet our customer’s technology needs, to focus on attracting new customers, and to improve our operational efficiencies. Although we remain committed to expanding our retail branch footprint whenever it makes strategic sense, we will be concentrating our near term efforts on expanding our digital footprint.  As part of this initiative, we plan to convert a portion of our banking systems to a new provider in the third quarter of 2021, which will improve our ability to efficiently serve our customers and will provide our customers with updated e-banking services for their convenience.

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

Due to the interest rate risk inherent in holding long-term, fixed rate one- to four-family real estate loans in our portfolio, we have been strategically focused on increasing the originations of commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. We have also focused on commercial business lending to small businesses, including business installment loans, lines of credit and other commercial loans. These types of commercial loans are generally made at higher interest rates and for shorter terms than one- to four-family real estate loans, which reduces the Bank’s interest rate risk. At December 31, 2020 and 2019, our commercial real estate loan portfolio (including loans to finance the construction of commercial real estate) represented the largest holdings in our loan portfolio at 54.4% and 51.6%, respectively, of total loans.

At December 31, 2020 and 2019, residential one- to four-family mortgage loans (including loans to finance the construction of one- to four-family homes) represented the second largest holding in our loan portfolio at 28.6% and 32.8%, respectively. We may sell low-yielding long-term conforming fixed rate one- to four-family residential loans that we originate on the secondary market, as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate. During the year ended December 31, 2020, we sold $19.1 million of low-rate one- to four- family residential loans in the secondary market.  We typically retain servicing rights when we sell one- to four-family residential mortgage loans.

Commercial business loans, home equity loans and consumer loans provide diversification to our loan portfolio while meeting the needs of our customers.  As of December 31, 2020 and 2019, our commercial business loan portfolio represented 7.7% and 5.7%, respectively, of total loans, while the home equity loan portfolio represented 9.0% and 9.6%, of total loans, respectively.

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

Allowance for loan losses. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance for loan losses required for probable credit losses and the material effect that such judgments can have on the results of operations.  Management’s monthly evaluation of the adequacy of the allowance considers our historical loan loss experience, review of specific loans that are past due or where management has knowledge of possible credit problems, current economic conditions, and such other factors considered appropriate to estimate loan losses.  Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions, or economic conditions.  Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in our local market areas, concentrations of risk or a decline in local property values. During 2020, the Company adjusted certain qualitative factors to take into account the uncertain impacts of COVID-19 on economic conditions and borrowers’ ability to repay loans. The Company’s determination as to the amount of its allowance for loan losses is subject to review by its bank regulators, which can require the establishment of additional loss allowances. Refer to Note 6 of the notes to our audited consolidated financial statements for more information on the allowance for loan losses.

Investment Valuations. In management’s opinion, the accounting policy relating to the valuation of investments is a critical accounting policy.  We use a third party vendor to provide independent pricing of the securities in our investment portfolio.  The third party vendor utilizes public quotations, third party dealer quotes and pricing models.  The determination of fair value pricing on investments may require significant judgment or estimation, particularly when liquid markets do not exist for the item being valued.  The use of different assumptions for these valuations could produce significantly different results which may have material positive or negative effects on the results of our operations.  Refer to Note 14 of the notes to the audited consolidated financial statements for more information on fair value.

Impairment of Investments. Management also considers the accounting policy relating to the impairment of investments to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the consolidated results of income.  The credit portion of a decline in the fair market value of investments below cost deemed to be other-than-temporary (“OTTI”) may be charged to earnings resulting in the establishment of a new cost basis for an asset.  Management continually reviews the current value of its investments for evidence of OTTI.  Refer to Note 4 of the notes to the audited consolidated financial statements for more information on OTTI.

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

Average Balances, Interest and Average Yields.  The following table sets forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the years indicated.  Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented.  Average balances are derived from daily balances over the years indicated.  The average balances for loans are net of allowance for loan losses, but include non-accrual loans.  The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $566,000 and $598,000 for the years ended December 31, 2020 and 2019, respectively. Interest income on securities does not include a tax equivalent adjustment for bank qualified municipal bonds.

	For the Year Ended			For the Year Ended
	December 31, 2020			December 31, 2019
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$51,419	$104	0.20%	$17,897	$369	2.06%
Securities(1)	77,290	2,163	2.80%	81,288	2,526	3.11%
Loans	487,888	22,069	4.52%	432,789	21,372	4.94%
Total interest-earning assets	616,597	24,336	3.95%	531,974	24,267	4.56%
Other assets	44,150			43,245
Total assets	$660,747			$575,219

Interest-bearing liabilities
Demand & NOW accounts	$76,313	$105	0.14%	$52,642	$56	0.11%
Money market accounts	152,682	919	0.60%	124,527	1,408	1.13%
Savings accounts	60,350	35	0.06%	53,485	33	0.06%
Time deposits	163,838	2,609	1.59%	166,118	2,994	1.80%
Borrowed funds & other interest-bearing liabilities	33,649	736	2.19%	30,133	706	2.34%
Total interest-bearing liabilities	486,832	4,404	0.90%	426,905	5,197	1.22%
Other non-interest bearing liabilities	89,007			66,346
Stockholders' equity	84,908			81,968
Total liabilities & stockholders' equity	$660,747			$575,219
Net interest income		$19,932			$19,070
Interest rate spread			3.05%			3.34%
Net interest margin			3.23%			3.58%

(1)	The tax equivalent adjustment for bank qualified municipal securities results in rates of 3.21% and 3.56% for the years ended December 31, 2020 and 2019, respectively.

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

	Year Ended December 31, 2020
	Compared to
	Year Ended December 31, 2019
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(535)	$270	$(265)
Securities	(243)	(120)	(363)
Loans, including fees	(1,886)	2,583	697
Total interest-earning assets	(2,664)	2,733	69
Interest-bearing liabilities:
Demand & NOW accounts	19	30	49
Money market accounts	(759)	270	(489)
Savings accounts	(2)	4	2
Time deposits	(344)	(41)	(385)
Total deposits	(1,086)	263	(823)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(39)	69	30
Total interest-bearing liabilities	(1,125)	332	(793)
Total change in net interest income	$(1,539)	$2,401	$862

As shown in the above table, net interest income for the year ended December 31, 2020 has been affected most significantly by the increase in the average volume of loans and a decrease in average interest rates on interest-bearing liabilities, specifically average interest rates on deposit products, partially offset by a decrease in the average yields earned on interest-earning assets.  Net interest rate spread decreased by 29 basis points to 3.05% for the year ended December 31, 2020 as compared to 3.34% for the year ended December 31, 2019. Net interest margin decreased by 35 basis points to 3.23% for the year ended December 31, 2020 as compared to 3.58% for the prior year. The decrease in net interest spread and net interest margin were primarily due to a 61 basis points decrease in average yields earned on interest earnings assets, which was partially offset by a 32 basis points decrease in average rates paid on interest-bearing liabilities.

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Total assets at December 31, 2020 were $686.2 million, an increase of $75.3 million, or 12.3%, from $610.9 million at December 31, 2019.  The increase in total assets was primarily due to a $53.3 million increase in loans receivable, net, a $12.7 million increase in cash and cash equivalents driven by deposit growth and an $8.1 million increase in securities available for sale.

Cash and cash equivalents increased by $12.7 million, or 41.9%, from $30.3 million at December 31, 2019 to $43.0 million at December 31, 2020.  The increase was primarily due to a $76.8 million increase in deposits, partially offset by a $55.5 million net cash outflow relating to net loan originations and principal collections, a $7.1 million net cash outflow related to net purchases of securities available for sale and a $4.9 million net cash outflow to pay down long-term debt.

Securities available for sale increased by $8.1 million, or 11.4%, from $71.2 million at December 31, 2019 to $79.3 million at December 31, 2020.  The increase was primarily due to the purchase of securities, which was partially offset by maturities, calls and prepayments during the year ended December 31, 2020.

Net loans receivable increased during the year ended December 31, 2020 as shown in the table below:

	At December 31,	At December 31,	Change
	2020	2019	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$150,660	$154,749	$(4,089)	(2.6)%
Home equity	47,603	45,250	2,353	5.2%
Commercial	257,321	211,220	46,101	21.8%
Construction - Commercial	28,923	32,299	(3,376)	(10.5)%
Total real estate loans	484,507	443,518	40,989	9.2%
Other Loans:
Commercial	40,772	26,720	14,052	52.6%
Consumer	1,353	1,297	56	4.3%
Total gross loans	526,632	471,535	55,097	11.7%
Allowance for loan losses	(5,857)	(4,267)	(1,590)	37.3%
Net deferred loan costs	3,368	3,548	(180)	(5.1)%
Loans receivable, net	$524,143	$470,816	$53,327	11.3%

(1)	Includes one- to four-family construction loans.

The $53.3 million, or 11.3%, increase in loans receivable, net was primarily due to an increase in commercial real estate and commercial business loans (primarily PPP loan originations) and an increase in home equity loans, partially offset by a $4.1 million decrease in residential, one- to four-family loans.  Refer to Note 5 of the Notes to the Audited Consolidated Financial Statements elsewhere in this report for more information on our loan portfolio.

As noted earlier in this report, during 2020 we participated in the SBA Paycheck Protection Program under the CARES Act.  During the year ended December 31, 2020, the Bank originated 252 PPP loans for our customers, which totaled $26.9 million.  We funded $18.4 million of PPP loans directly with the remaining $8.5 million funded indirectly via our partnership with Pursuit, a SBA lender that operates in the northeast.  The Company received an origination fee from the SBA for the origination of PPP loans and recorded approximately $247,000 in net fees associated with the processing of these loans.  Upon funding the loans, the net fees were deferred and will be amortized over the life of the loans as an adjustment to yield. At December 31, 2020, there were $18.6 million in PPP loans outstanding and recorded as commercial business loans. The Bank began the process of assisting PPP loan borrowers with the forgiveness application phase of the program in December 2020.  The Bank expects that the majority of the PPP loans will be forgiven by the SBA during the first six months of 2021 upon which any unamortized deferred fees will be recognized as an adjustment to interest income. The Bank is participating in the origination of PPP loans under the Consolidated Appropriations Act, 2021 which was signed into law during December 2020.

During the year ended December 31, 2020, we remained strategically focused on originating shorter duration, adjustable rate commercial real estate loans and commercial business loans to diversify our asset mix and to properly manage interest rate risk.  The origination of the SBA guaranteed PPP loans provided additional interest rate risk protection and shortened the duration of our loan portfolio.

The Company implemented a loan modification program for those borrowers impacted by the COVID-19 pandemic during 2020 that was in line with interagency regulatory guidance, which allowed borrowers to defer loan payments for a period of time, generally 90 to 180 days.  During the year ended December 31, 2020, we had approved loan payment deferral requests on 219 loans, representing $103.1 million, or 21.1%, of the Bank’s loan portfolio. As of December 31, 2020, there were 14 loans, representing $23.8 million, or 4.5%, of the loan portfolio, that remained in the payment deferral program. These loans were current at the time of initial modification and were not considered troubled debt restructurings under the CARES Act and the associated interagency regulatory guidance.  Refer to Note 3 in the consolidated financial statements elsewhere in this report for additional information on the CARES Act and accounting guidance surrounding these loan modifications.

The table below summarizes the outstanding loan balance as of December 31, 2020 for those loans that remained in the payment deferral program on that date (dollars in thousands):

Loan Type	Number of Loans	Balance Outstanding	Weighted Average Interest Rate

Commercial real estate	8	$22,145	4.69%
Commercial business	6	1,673	5.16
	14	$23,818	4.72%

Total payment deferral requests on real estate loans were primarily secured by real estate located in Western New York.

While many industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, the Company’s management team has considered the categories below to be “at risk” of significant impact.  The table below identifies these segments as well as the outstanding loan balance, committed loan balances, and current outstanding payment deferrals for each industry type as of December 31, 2020.

	At December 31, 2020
	(dollars in thousands)
	Number of	Balance Outstanding	% of Total Loans	Loan Commitments	Total Outstanding with Payment Deferrals		% of Deferral to Total Loans
Industry Type	Loans	($)	Outstanding	($)	#	$	Outstanding

Retail (non-essential)	18	$19,390	3.7%	$231	-	$-	-
Eating and Drinking Establishments	41	16,377	3.1	3,104	9	9,809	1.9%
Hotels/Accommodations	16	10,980	2.1	1,226	3	6,129	1.2%
Construction Trades	44	9,946	1.9	10,514	-	-	-
Dental and Medical Practices and Gyms	12	3,631	0.7	2,231	-	-	-
	131	$60,324	11.5%	$17,306	12	$15,938	3.1%

Loans Past Due and Non-Performing Assets.  The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of December 31, 2020 and 2019.

	At December 31,
	2020	2019
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$2	$71
Home equity	-	39
Commercial	-	-
Construction – Commercial and Residential, one- to four-family		-
Other loans:
Commercial	-	-
Consumer	-	-
Total	$2	$110
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,392	$2,845
Home equity	706	590
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	3	2
Total non-accrual loans	3,101	3,437
Total non-performing loans	3,103	3,547
Foreclosed real estate	58	779
Total non-performing assets	$3,161	$4,326
Ratios:
Non-performing loans as a percent of total net loans:	0.59%	0.75%
Non-performing assets as a percent of total assets:	0.46%	0.71%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Residential, one- to four-family	$18	$28
Performing loans
Real estate loans:
Residential, one- to four-family	$220	$138
Home equity	15	-

Total non-performing assets decreased by $1.2  million, or 26.9%, to $3.2 million at December 31, 2020 from $3.5 million at December 31, 2019, primarily due to a  decrease in foreclosed real estate and non-performing residential, one- to four-family real estate loans during 2020.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the years ended December 31, 2020 and 2019:

	At or for the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of year	$4,267	$3,448
Provision for loan losses	1,625	900
Charge-offs:
Real estate loans:
Residential, one- to four-family	(26)	(2)
Home equity	(6)	(4)
Commercial	-	(50)
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	(5)	(6)
Consumer	(42)	(40)
Total charge-offs	(79)	(102)
Recoveries:
Real estate loans:
Residential, one- to four-family	23	9
Home equity	2	1
Commercial	1	3
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	4	-
Consumer	14	8
Total recoveries	44	21
Net charge-offs	(35)	(81)
Balance at end of period	$5,857	$4,267
Average loans outstanding	$487,888	$432,789
Allowance for loan losses as a percent of total net loans	1.12%	0.91%
Allowance for loan losses as a percent of non-performing loans	188.75%	120.30%
Ratio of net charge-offs to average loans outstanding	(0.01)%	(0.02)%

During the year ended December 31, 2020, management adjusted certain qualitative factors in the calculation of its provision for loan losses to account for the uncertain impact of COVID-19 on economic conditions and borrowers’ ability to repay loans, resulting in an $828,000 provision. The remaining provision for loan losses of $797,000 was due to net charge-offs, an increase in classified loans, organic growth and changes in the loan portfolio mix and historical loss factor.   As a result of the additional provision related to the uncertain impact of COVID-19, the allowance for loan losses as a percent of total net loans ratio increased 21 basis points to 1.12% at December 31, 2020.  The significant increase in the allowance for loan loss to non-performing loan ratio for the year ended December 31, 2020 was primarily due to the increase in provision for loan losses and a $444,000 decrease in non-performing loans.

Accrued interest receivable increased $834,000, or 38.7%, to $3.0 million at December 31, 2020 from $2.2 million at December 31, 2019. The increase was primarily due to an increase in interest receivables on loans for borrowers who have been impacted by the COVID-19 pandemic and received the Bank’s approval to defer principal and interest payments. At this time, it is expected that the deferred interest on these loans will be collected in full.

The table below shows changes in deposit balances by type of deposit account between December 31, 2020 and December 31, 2019:

	At December 31,	At December 31,	Change
	2020	2019	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$91,946	$61,229	$30,717	50.2%
Interest bearing	84,839	56,703	28,136	49.6%
Money market	158,505	141,398	17,107	12.1%
Savings	65,643	53,628	12,015	22.4%
Total core deposits	400,933	312,958	87,975	28.1%
Non-core Deposits
Time deposits	159,326	170,518	(11,192)	(6.6)%
Total deposits	$560,259	$483,476	$76,783	15.9%

The increase in total deposits was primarily due to an overall increase in net core deposits, partially offset by a decrease in time deposits. A majority of the growth in core deposits during the year ended December 31, 2020 was primarily due to organic growth, the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts and the impact of COVID-19 on consumer and business spending and savings levels. The Company’s strategic focus continues to be centered on organic growth of low-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

Long-term debt consisting of advances from the FHLBNY, decreased by $4.9 million, or 14.1%, from $34.7 million at December 31, 2019 to $29.8 million at December 31, 2020. The decrease was due to the Company paying off maturing debt with excess cash on hand.

Total stockholders’ equity increased by $3.1 million, or 3.7%, from $82.8 million at December 31, 2019 to $85.9 million at December 31, 2020.  The increase in stockholders’ equity was primarily attributed to $4.6 million of net income and an increase of $817,000 in other comprehensive income, which was partially offset by stock repurchases of $1.6 million and dividends paid of $1.0 million during the year ended December 31, 2020.

Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019

General.    Net income was $4.6 million for the year ended December 31, 2020, or $0.77 per diluted share, an increase of $471,000, or 11.5%, compared to net income of $4.1 million, or $0.68 per diluted share, for the year ended December 31, 2019.  Net income for the year ended December 31, 2020 reflected an $862,000 increase in net interest income and a $500,000 increase in non-interest income which was partially offset by a $725,000 increase in provision for loan losses, and a $169,000 increase in income tax expense when compared to the year ended December 31, 2019.

Net Interest Income.  Net interest income increased by $862,000, or 4.5%, to $19.9 million for the year ended December 31, 2020 compared to $19.1 million for the year ended December 31, 2019.  Interest income remained flat, while interest expense decreased by 15.3% for the year ended December 31, 2020 when compared to the year ended December 31, 2019.  Interest rate spread and net interest margin were 3.05% and

3.23%, respectively, for the year ended December 31, 2020 compared to 3.34% and 3.58%, respectively, for the year ended December 31, 2019.

Interest Income.    Interest income increased by $69,000, or 0.3%, to $24.3 million for the year ended December 31, 2020 when compared to the year ended December 31, 2019 primarily due to an increase in loan interest income. Loan interest income increased by $697,000, or 3.3%, to $22.1 million for the year ended December 31, 2020 primarily due to an increase in the average balance of the loan portfolio by $55.1 million, or 12.7%, from $432.8 million for the year ended December 31, 2019 to $487.9 million for the year ended December 31, 2020. The increase in the average balance of loans was primarily due to an increase in the average balance of commercial real estate and commercial business loans. The average yield on the loan portfolio decreased by 42 basis points from 4.94% for the year ended December 31, 2019 to 4.52% for the year ended December 31, 2020. The decrease in the average yield on loans was due to a decrease in market interest rates since December 31, 2019.  It was also due to the origination of PPP loans, which have an interest rate of 1.00% as per the SBA guidelines.  The net yield on the PPP loans, when including the deferred origination fee income and cost, averaged 1.80%, which is well below traditional loan yields.

Investment interest income decreased $363,000, or 14.4%, to $2.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, due to a decrease in the average balance and average yield of the investment portfolio.  The average balance of the investment portfolio decreased from $81.3 million for the year ended December 31, 2019 to $77.3 million for the year ended December 31, 2020 and the decrease in the average yield was 31 basis points from 3.11% for the year ended December 31, 2019 to 2.80% for the year ended December 31, 2020. The decrease in the average balance and average yield of the investment portfolio since December 31, 2019 was primarily due to securities paydowns and redemptions of “callable” municipal bonds, partially offset by securities purchases at lower average yields which largely consisted of municipal bond purchases.

Other interest income decreased by $265,000, or 71.8%, to $104,000 for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The average yield decreased 186 basis points to 0.20% for the year ended December 31, 2020 from 2.06% for the year ended December 31, 2019, while the average balance of other interest earning assets increased from $17.9 million for the year ended December 31, 2019 to $51.4 million for the year ended December 31, 2020.  The decrease in the average yield  was primarily due to lower average rates earned on excess funds, as a result of the 150 basis points decrease in short term market interest rates since December 31, 2019. The increase in the average balance of other interest earning assets was primarily due to an increase in average deposits that were only partially used to fund loan originations.

Interest Expense.    Interest expense decreased $793,000, or 15.3%, to $4.4 million for the year ended December 31, 2020 compared to $5.2 million for the year ended December 31, 2019 primarily due to a decrease in interest paid on deposits. Interest paid on deposits decreased by $823,000, or 18.3%, to $3.7 million for the year ended December 31, 2020 when compared to the year ended December 31, 2019. The decrease in interest expense on deposits was primarily due to a 32 basis points decrease in the average rate paid on deposits due to the decrease in market interest rates since December 31 2019. The decrease was partially offset by a $56.4 million, or 14.2%, increase in average deposit balances for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The average balance of deposits for the year ended December 31, 2020 was $453.2 million with an average rate of 0.81% compared to the average balance of deposits of $396.8 million and an average rate of 1.13% for the year ended December 31, 2019. The increase in the average balance of interest-bearing deposits was due to an increase in core deposit accounts primarily through organic growth, the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts and the impact of COVID-19 on consumer and business spending and savings levels.

The interest expense on short-term borrowings and long-term debt increased by $35,000, or 5.5%, to $668,000 for the year ended December 31, 2020 when compared to the year ended December 31, 2019 primarily due to an increase in the average balance of advances from the FHLBNY. The average balance of advances from the FHLBNY for the year ended December 31, 2020 was $32.9 million with an average rate of

2.03% compared to an average balance of $29.4 million and an average rate of 2.16% for the year ended December 31, 2019. The increase in the average balance of FHLBNY advances was due to additional borrowings that allowed the Bank to take advantage of long term, low fixed-rates to fund loan growth and mitigate interest rate risk. The 13 basis points decrease in the average rate paid on FHLBNY advances was primarily due to the decrease in market interest rates since December 31, 2019.

Provision for Loan Losses. A $1.6 million provision to the allowance for loan losses was recorded during the year ended December 31, 2020 compared to $900,000 for the year ended December 31, 2019.  The $725,000 increase in the provision expense was primarily due to an adjustment of certain qualitative factors to take into account the impact of COVID-19 and related economic conditions on borrowers’ ability to repay loans.  We expect economic uncertainty to continue which may result in additional increases to the allowance for loan losses in future periods.  The current year provision was also impacted by a $12.5 million increase in criticized commercial real estate and commercial business loans.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

During the year ended December 31, 2020, the Company recorded a $1.4 million net provision for commercial real estate and construction – commercial loans.  This consisted of a $693,000 provision to reflect an adjustment of certain qualitative factors to take into account the uncertain impact of COVID-19 on economic conditions and borrowers’ ability to repay loans and a $638,000 general allowance to reflect inherent losses within the portfolio due to $42.7 million of organic growth during 2020. It also included an $84,000 provision to reflect the $11.6 million increase in criticized and classified commercial real estate loans, which consists primarily of one loan relationship which is well-collateralized. A $199,000 net provision was recorded for commercial business loans which reflected adjustments to certain qualitative factors relating to the COVID-19 impact on economic conditions and an increase in classified loans.  The provision also reflected a credit allowance to account for a $4.0 million decrease in outstanding commercial business loans, excluding PPP loans, during the year ended December 31, 2020. An $11,000 credit provision was recorded for one-to four-family, home equity and consumer loans primarily to reflect a decrease in classified loans during the year ended December 31, 2020. A $22,000 unallocated provision was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

The provision to the allowance for loan losses recorded during the year ended December 31, 2019 included an $847,000 net provision to account for inherent losses in the commercial real estate portfolio, including commercial construction loans, as a result of $79.0 million of organic growth and a $4.2 million increase in criticized and classified commercial real estate loans since December 31, 2018.  The net provision also included changes in relevant environmental and economic factors. A $23,000 net credit provision was recorded on the commercial business loan portfolio during the year ended December 31, 2019 that took into account changes in the related environmental factors used to qualitatively assess inherent loan losses on commercial business loans and changes in the historical average net charge-off rate, which was partially offset by a provision to account for inherent losses resulting from $4.9 million of organic growth and an increase in criticized and classified commercial business loans during the year ended December 31, 2019. A $32,000 net provision was recorded for one-to four-family, home equity and consumer loans due to changes in the related environmental factors used to qualitatively assess inherent loan losses on these types of loans, partially offset by loan charge-offs during the year ended December 31, 2019. Lastly, a $44,000 provision was recorded on the unallocated provision for loan losses, to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Refer to Note 6  of the notes to the consolidated financial statements for additional details on the provision for loan losses.

Non-interest Income.  Non-interest income increased by $500,000, or 20.1%, to $3.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was primarily due to a $777,000 increase in gains on the sale of loans. This was driven by an increase in the volume of residential mortgage loans originated for sale during the year ended December 31, 2020 due to the decrease in market rates.  We sell certain low, fixed rate mortgages into the secondary market to manage interest rate risk. We sold $19.1 million of loans during the year ended December 31, 2020 as compared to $3.2 million during the year ended December 31, 2019. Non-interest income was also positively impacted by a $70,000 increase in debit card fee income. The increase in non-interest income was partially offset by a $247,000 decrease in service charges and fees during the year ended December 31, 2020 primarily due to the waiver of certain ATM fees and other service charges to provide relief to customers during the COVID-19 pandemic. The increase was also partially offset by a $58,000 increase in unrealized losses on equity securities and a $52,000 increase in unrealized losses on derivative contracts due to the decrease in market interest rates.

Non-interest Expenses.  Non-interest expenses were $15.9 million for the years ended December 31, 2020 and 2019. Other expenses decreased $236,000, or 16.5%, primarily due to a decrease in travel, training, foreclosure and other real estate owned expenses. Salaries and employee benefits decreased $139,000, or 1.6%, primarily due to an increase in deferred salary expense related to PPP loan originations and decreases in stock-based compensation expense and health insurance costs, partially offset by an increase in employee salaries and incentive awards. These decreases were offset by an increase in data processing expenses of $127,000, or 9.4%, primarily due to an increase in core system processing costs and activity. Professional services expense increased $110,000, or 12.8%, primarily due to an increase in legal and accounting costs. Occupancy and equipment expenses increased $92,000, or 3.7%, primarily due to increases in software and technology maintenance costs, equipment depreciation and additional cleaning expense related to the COVID-19 pandemic. FDIC Insurance expense increased $51,000 due to the receipt of small bank assessment credits during the prior year ended December 31, 2019. Advertising expense decreased $37,000, or 5.2%, primarily due to a decrease in marketing expenses. Postage and supplies increased $29,000, or 11.7%, during the year ended December 31, 2020, primarily due to additional supply purchases to protect the health and safety of customers and employees as a result of the pandemic.

Income Taxes Expense.    Income tax expense was $824,000 for the year ended December 31, 2020, an increase of $169,000, or 25.8%, as compared to $655,000 for the year ended December 31, 2019. The increase in income tax expense was primarily due to an increase in income before taxes and an increase in the effective tax rate.  The effective tax rate for the year ended December 31, 2020 and 2019 was 15.3% and 13.8%, respectively. The increase in the effective tax rate was primarily due to a decrease in the mix of tax-exempt income derived from our municipal bond portfolio in relation to our pre-tax income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures.  Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions and funds provided from operations.  We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of December 31, 2020, the maximum amount that we could borrow from the FHLBNY was $109.8 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At December 31, 2020, we had outstanding advances under this agreement of $29.8 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.8 million and a fair value of $11.2 million as of December 31, 2020. There were no balances outstanding with the Federal Reserve Bank at December 31, 2020. We have also established lines of credits with correspondent banks for $31.0 million, of which $29.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of December 31, 2020.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the year ended December 31, 2020, we originated loans of approximately $188.5 million as compared to approximately $169.2 million of loans originated during the year ended December 31, 2019.  Loan originations exceeded principal repayments and other deductions in 2020 by $55.5 million. Purchases of investment securities totaled $28.0 million and $2.3 million for the years ended December 31, 2020 and 2019, respectively.  These activities were funded primarily through deposit growth, principal payments received on loans and securities, borrowings and cash reserves.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date.  The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources.  Total deposits were $560.3 million at December 31, 2020, as compared to $483.5 million at December 31, 2019.  Approximately $106.1 million of time deposit accounts are scheduled to mature within one year as of December 31, 2020.  Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures in 2021. We do not have any balloon or other payments due on any long-term obligations, other than the borrowing agreements noted above.

Off-Balance Sheet Arrangements

Our off-balance sheet items include loan commitments as described in Note 17 in the notes to our consolidated financial statements and interest rate swap agreements for a notional amount of $6.0 million, which is not designated as a hedging instrument and does not have a material impact on our Consolidated Statements of Income.  At December 31, 2020, we had loan commitments to borrowers of approximately $47.1 million and overdraft lines of credit, unused home equity lines of credit, and unused commercial lines of credit of approximately $66.1 million. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2020.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that exempts the Company from such attestation and requires only management’s report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2020 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2020 fiscal year end.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2020 fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2020 fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2020 fiscal year end.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2020 fiscal year end.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

15(a)(1)  Financial Statements.  The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Financial Condition as of December 31, 2020 and 2019
•	Consolidated Statements of Income for the years ended December 31, 2020 and 2019

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019
•	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
•	Notes to Consolidated Financial Statements

15(a)(2)  Financial Statement Schedules.  Schedules are omitted because they are not required or the information is provided elsewhere in the Consolidated Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3)  Exhibits.  The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Charter of Lake Shore Bancorp, Inc.[1]
3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[2]
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.[3]
4.2	Form of Restricted Stock Award Notice[4]
4.3	Form of Stock Option Certificate[4]
4.4	Description of Common Stock[19]
10.1	Amended and Restated Employment Agreement between Daniel P. Reininga and Lake Shore Savings Bank and Lake Shore Bancorp, Inc.[5]
10.2	Change in Control Agreement between Jeffery M. Werdein and Lake Shore Savings Bank and Lake Shore Bancorp, Inc.[6]
10.3	Amended and Restated Change of Control Agreement between Rachel A. Foley and Lake Shore Savings Banks and Lake Shore Bancorp, Inc.[7]
10.4	Amended and Restated Severance Pay Plan of Lake Shore Savings Bank[8]
10.5	2015 Executives Supplemental Benefit Plan I9
10.6	Amended and Restated 2015 Executives Supplemental Benefit Plan II1[0]
10.7	2015 Directors Supplemental Benefit Plan I11
10.8	Amended and Restated 2015 Directors Supplemental Benefit Plan II12
10.9	Lake Shore Bancorp, Inc. 2006 Stock Option Plan[13]
10.10	Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan[13]
10.11	Amended and Restated 2017 Supplemental Executive Retirement Plan for Daniel P. Reininga[14]
10.12	2015 Executives Supplemental Benefit Plan II amended and restated joinder agreement for Rachel A. Foley[15]
10.13	2015 Executives Supplemental Benefit Plan II joinder agreement for Jeffery M. Werdein[16]
10.14	Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan[17]
10.15	Retention Agreement between Lake Shore Savings Bank and Jeffrey Werdein[18]
21.1	Subsidiaries of Lake Shore Bancorp, Inc.*
23.1	Consent of Baker Tilly US, LLP*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

_____________________

*Filed herewith.

[1]	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).
[2]	Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on December 21, 2020.
[3]

Incorporated herein by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 8, 2006 (Registration No. 333-129439).

[4]	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 3, 2007 (Registration No. 333-141829).
[5]	Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on January 27, 2017.
[6]	Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on January 29, 2018.
[7]	Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed with the Securities and Exchange Commission on January 29, 2018.
[8]	Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on November 16, 2007.
[9]	Incorporated herein by reference to Exhibit 10.5 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.
[10]	Incorporated herein by reference to Exhibits 10.6 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.
[11]	Incorporated herein by reference to Exhibit 10.7 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.
[12]	Incorporated herein by reference to Exhibit 10.8 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.
[13]	Incorporated herein by reference to the Proxy Statement for our October 24, 2006 special meeting of shareholders filed with the Securities and Exchange Commission on September 7, 2006.
[14]	Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed with the Securities and Exchange Commission on January 27, 2017.
[15]	Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2016.
[16]	Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2016.
[17]	Incorporated herein by reference to Appendix A to the Proxy Statement for our May 23, 2012 annual meeting of shareholders filed with the Securities and Exchange Commission on April 11, 2012.
[18]	Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018.
[19]	Incorporated herein by reference to Exhibit 4.4 to Form 10-K, filed with the Securities and Exchange Commission on March 27, 2020.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2021.

Lake Shore Bancorp, Inc.
By:/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer Date: March 29, 2021

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Tracy S. Bennett Tracy S. Bennett	Director	March 29, 2021
/s/ Sharon E. Brautigam Sharon E. Brautigam	Vice Chairperson of the Board	March 29, 2021
/s/ David C. Mancuso David C. Mancuso	Director	March 29, 2021
/s/ John P. McGrath John P. McGrath	Director	March 29, 2021
/s/ Jack L. Mehltretter Jack L. Mehltretter	Director	March 29, 2021
/s/ Ronald J. Passafaro Ronald J. Passafaro	Director	March 29, 2021
/s/ Daniel P. Reininga Daniel P. Reininga	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2021
/s/ Kevin M. Sanvidge Kevin M. Sanvidge	Chairperson of the Board	March 29, 2021
/s/ Nancy L. Yocum Nancy L. Yocum	Director	March 29, 2021
/s/ Catharine M. Young Catharine M. Young	Director	March 29, 2021
/s/ Rachel A. Foley Rachel A. Foley	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 29, 2021

/s/ Steven W. Schiavone Steven W. Schiavone	Controller (Principal Accounting Officer)	March 29, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Lake Shore Bancorp, Inc. and Subsidiary:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Lake Shore Bancorp, Inc. and Subsidiary (Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – General Component Qualitative Factors

Critical Audit Matter Description

As discussed in Notes 2 and 6 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount, which, in management’s judgment, will be adequate to absorb losses in the loan portfolio. The Company’s allowance for loan losses was $5.9 million at December 31, 2020 and consists of specific and general components of $-0- and $5.9 million, respectively. Management develops the general component based on historical loan loss experience adjusted for qualitative factors not reflected in the historical loss experience. Historical loss ratios are measured using the average charge-off ratio for the previous three or five-year period, depending of loan type. The qualitative factors used by the Company include factors such as national and local economic conditions, levels of and trends in delinquency rates and nonaccrual loans, trends in volumes and terms of loans, changes in lending policies and procedures, lending personnel, and collateral, as well as concentrations in loan types, industry, and geography. The adjustments for qualitative factors require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

We identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the qualitative factor component of the allowance for loan losses included the following, among others:

•

Obtaining an understanding of the relevant controls related to the allowance for loan losses, including controls related to management’s establishment, review, and approval of the qualitative factors, and the completeness and accuracy of the data used in determining qualitative factors.

•	Evaluation of the appropriateness of management’s methodology for estimating the allowance for loan losses.
•	Testing the completeness and accuracy of data used by management in determining qualitative factor adjustments by agreeing them to internal and external source data.
•	Testing management’s conclusions regarding the appropriateness of the qualitative factor adjustments and agreement of any changes therein to the allowance for loan losses calculation.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2005.

Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

Pittsburgh, Pennsylvania

March 29, 2021

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2020	2019

	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$7,867	$7,884
Interest earning deposits	35,108	22,405
Cash and Cash Equivalents	42,975	30,289
Securities available for sale	79,285	71,201
Federal Home Loan Bank stock, at cost	1,905	2,055
Loans receivable, net of allowance for loan losses 2020 $5,857; 2019 $4,267	524,143	470,816
Premises and equipment, net	8,974	9,415
Accrued interest receivable	2,987	2,153
Bank owned life insurance	22,461	21,969
Other assets	3,470	2,971
Total Assets	$686,200	$610,869
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$468,313	$422,247
Non-interest bearing	91,946	61,229
Total Deposits	560,259	483,476
Long-term debt	29,750	34,650
Advances from borrowers for taxes and insurance	3,183	3,233
Other liabilities	7,084	6,670
Total Liabilities	600,276	528,029
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,823,786 shares outstanding at December 31, 2020 and 6,836,514 shares issued and 5,924,339 shares outstanding at December 31, 2019	68	68
Additional paid-in capital	31,201	31,078
Treasury stock, at cost (1,012,728 shares at December 31, 2020 and 912,175 shares at December 31, 2019)	(11,584)	(10,184)
Unearned shares held by ESOP	(1,279)	(1,364)
Unearned shares held by compensation plans	(118)	(39)
Retained earnings	65,488	61,950
Accumulated other comprehensive income	2,148	1,331
Total Stockholders' Equity	85,924	82,840
Total Liabilities and Stockholders' Equity	$686,200	$610,869

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
	Years Ended December 31,
	2020	2019
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$22,069	$21,372
Investment securities, taxable	971	1,138
Investment securities, tax-exempt	1,192	1,388
Other	104	369
Total Interest Income	24,336	24,267
Interest Expense
Deposits	3,668	4,491
Short-term borrowings	-	46
Long-term debt	668	587
Other	68	73
Total Interest Expense	4,404	5,197
Net Interest Income	19,932	19,070
Provision for Loan Losses	1,625	900
Net Interest Income after Provision for Loan Losses	18,307	18,170
Non-Interest Income
Service charges and fees	878	1,125
Debit card fees	763	693
Earnings on bank owned life insurance	492	500
Unrealized (loss) gain on equity securities	(15)	43
Unrealized loss on interest rate swap	(132)	(80)
Recovery on previously impaired investment securities	73	54
Net gain on sale of loans	844	67
Other	89	90
Total Non-Interest Income	2,992	2,492
Non-Interest Expense
Salaries and employee benefits	8,635	8,774
Occupancy and equipment	2,569	2,477
Data processing	1,478	1,351
Professional services	968	858
Advertising	671	708
Postage and supplies	277	248
FDIC insurance	124	73
Other	1,195	1,431
Total Non-Interest Expense	15,917	15,920
Income before Income Taxes	5,382	4,742
Income Tax Expense	824	655
Net Income	$4,558	$4,087
Basic and diluted earnings per common share	$0.77	$0.68
Dividends declared per share	$0.49	$0.48

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2020	2019

	(Dollars in thousands)
Net Income	$4,558	$4,087
Other Comprehensive Income, net of tax expense:
Unrealized holding gains on securities available for sale, net of tax expense	875	1,244
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(58)	(42)
Total Other Comprehensive Income	817	1,202
Total Comprehensive Income	$5,375	$5,289

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2020 and 2019

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2019	$68	$30,916	$(8,805)	$(1,449)	$(200)	$59,145	$129	$79,804
Net income	-	-	-	-	-	4,087	-	4,087
Other comprehensive income, net of tax expense of $319	-	-	-	-	-	-	1,202	1,202
Cumulative effect of adoption of ASU 2016-02 Leases (Topic 842) (net of $2 tax benefit effect)	-	-	-	-	-	(10)	-	(10)
Stock options exercised (17,773 shares)	-	6	-	-	-	-	-	6
ESOP shares earned (7,935 shares)	-	35	-	85	-	-	-	120
Stock based compensation	-	44	-	-	-	-	-	44
Compensation plan shares granted (5,186 shares)	-	-	49	-	(49)	-	-	-
Compensation plan shares forfeited (860 shares)	-	-	(9)	-	9	-	-	-
Compensation plan shares earned (19,814 shares)	-	77	-	-	201	-	-	278
Purchase of treasury stock, at cost (93,424 shares)	-	-	(1,419)	-	-	-	-	(1,419)
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(1,272)	-	(1,272)
Balance - December 31, 2019	$68	$31,078	$(10,184)	$(1,364)	$(39)	$61,950	$1,331	$82,840

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2020	$68	$31,078	$(10,184)	$(1,364)	$(39)	$61,950	$1,331	$82,840
Net income	-	-	-	-	-	4,558	-	4,558
Other comprehensive income, net of tax expense of $218	-	-	-	-	-	-	817	817
ESOP shares earned (7,935 shares)	-	17	-	85	-	-	-	102
Stock based compensation	-	45	-	-	-	-	-	45
Compensation plan shares granted (20,830 shares)	-	-	196	-	(196)	-	-	-
Compensation plan shares forfeited (332 shares)	-	-	(3)	-	3	-	-	-
Compensation plan shares earned (11,386 shares)	-	61	-	-	114	-	-	175
Purchase of treasury stock, at cost (121,051 shares)	-	-	(1,593)	-	-	-	-	(1,593)
Cash dividends declared ($0.49 per share)	-	-	-	-	-	(1,020)	-	(1,020)
Balance - December 31, 2020	$68	$31,201	$(11,584)	$(1,279)	$(118)	$65,488	$2,148	$85,924

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,558	$4,087
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	59	48
Net amortization of deferred loan costs	566	598
Provision for loan losses	1,625	900
Recovery on previously impaired investment securities	(73)	(54)
Unrealized loss (gain) on equity securities	15	(43)
Unrealized loss on interest rate swap	132	80
Originations of loans held for sale	(19,086)	(3,248)
Proceeds from sales of loans held for sale	19,930	3,315
Gain on sale of loans held for sale	(844)	(67)
Depreciation and amortization	840	809
Deferred income tax benefit	(492)	(41)
Increase in bank owned life insurance, net	(492)	(500)
ESOP shares committed to be released	102	120
Stock based compensation expense	220	322
Increase in accrued interest receivable	(834)	(240)
Increase in other assets	(1,020)	(475)
Writedowns of foreclosed real estate	19	33
Gains from sale of foreclosed real estate	(36)	(5)
Increase in other liabilities	414	197
Net Cash Provided by Operating Activities	5,603	5,836
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Maturities, prepayments and calls	20,912	18,827
Purchases	(27,962)	(2,265)
Purchases of Federal Home Loan Bank Stock	(93)	(510)
Redemptions of Federal Home Loan Bank Stock	243	-
Loan origination and principal collections, net	(55,518)	(80,053)
Proceeds from sale of foreclosed real estate	680	81
Additions to premises and equipment	(399)	(810)
Net Cash Used in Investing Activities	(62,137)	(64,730)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	76,783	51,018
Net (decrease) increase in advances from borrowers for taxes and insurance	(50)	99
Proceeds from issuance of long-term debt	1,200	16,250
Repayment of long-term debt	(6,100)	(6,250)
Proceeds from stock options exercised	-	6
Purchase of treasury stock	(1,593)	(1,419)
Cash dividends paid	(1,020)	(1,272)
Net Cash Provided by Financing Activities	69,220	58,432
Net Increase (Decrease) in Cash and Cash Equivalents	12,686	(462)
CASH AND CASH EQUIVALENTS - BEGINNING	30,289	30,751
CASH AND CASH EQUIVALENTS - ENDING	$42,975	$30,289

	Years Ended December 31,

	2020	2019
	(Dollars in thousands)
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$4,413	$5,181
Income taxes paid	$1,101	$770
Right of use asset recognized	$-	$904
Right of use liability recognized	$-	$916

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$-	$212

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

The MHC, whose activity is not included in these consolidated financial statements, held 3,636,875 shares, or 62.4% of the Company’s outstanding common stock as of December 31, 2020.

Charter

Lake Shore Bancorp, Inc. and the parent mutual holding company, Lake Shore, MHC are federally chartered and regulated by the Federal Reserve Board.  Lake Shore Savings Bank, subsidiary of Lake Shore Bancorp, Inc., is a federally chartered savings bank and regulated by the Office of the Comptroller of the Currency (the “OCC”).

Regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) prohibit the waiver of dividends by the MHC unless the waiver has been approved by its members, consisting of depositors of the Bank.  The MHC held a special meeting on February 3, 2021 of its members to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.54 per share that may be declared by the Company in the twelve months subsequent to the approval of the proposal by members.  At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve for final approval of the dividend waiver. As of March 4, 2021, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 3, 2022. In prior periods, the MHC elected to waive its right to receive cash dividends upon receipt of the non-objection of the Federal Reserve Board. The waiving of dividends by the MHC will increase Company resources available for stock repurchases, payment of dividends to minority stockholders, and investments. As of December 31, 2020, the MHC elected to waive approximately $14.2 million on a cumulative basis. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost on the consolidated statements of financial condition. The investment is periodically evaluated for impairment based on the ultimate recoverability of cost.

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

Leases

The Company determines if an arrangement is a lease at the contract’s inception.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of income. Operating leases are recorded under a right of use (“ROU”) model that requires a lessee to record (for all operating leases with terms longer than 12 months) an asset representing its right to use (“ROU”) the underlying asset and a lease liability.  The ROU asset and lease liability are included in other assets and other liabilities, respectively, on the consolidated statements of financial condition.   Finance leases are recorded in premises and equipment on the consolidated statements of financial condition.

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

Foreclosed real estate was $58,000 and $779,000 at December 31, 2020 and 2019, respectively, and was included as a component of other assets in the consolidated statements of financial condition.  Proceeds from the sale of foreclosed real estate for the years ended December 31, 2020 and 2019 were $680,000 and $81,000, respectively.  This resulted in a net gain on sale of $36,000 and $5,000 for the years ended December 31, 2020 and 2019, respectively, and was included as a component of other non-interest expenses in the consolidated statements of income.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Total advertising expense for the years ended December 31, 2020 and 2019 was $671,000 and $708,000, respectively.

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

Stock Compensation Plans

At December 31, 2020, the Company had stock-based employee and non-employee compensation plans, which are described more fully in Note 13. The Company accounts for the plans using a fair value-based method, which measures compensation cost at the grant date based on the fair value of the award.  Compensation is then recognized over the service period, which is usually the vesting period. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes options-pricing model.   Common shares are issued from the Company’s authorized common shares when a share option is exercised. Common shares awarded as restricted stock are measured based on the fair market value at the grant date. The stock option plan, restricted stock plan and equity incentive plan expenses are recognized in salaries and employee benefits expense on the consolidated statement of income.

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

Restrictions on Cash and Due from Banks

The Federal Reserve Board regulations required savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. In March 2020, due to a change in its approach to monetary policy, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero.  The Federal Reserve Board finalized the interim rule in December 2020 and has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant. The required reserve at December 31, 2019 was $2,914,000.

Subsequent Events

The Company evaluated events occurring subsequent to December 31, 2020 through the date the consolidated financial statements are being issued, and other than as set forth in Note 23, did not identify any subsequent events requiring disclosure.

Accounting Standards to be Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model).  Under the CECL model entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.  Further, ASU 2016-13 made certain targeted amendments to the existing impairment standards for available for sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

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

Reclassifications

Certain amounts in the 2019 consolidated financial statements have been reclassified to conform with the 2020 presentation format. These reclassifications had no effect on net income.

Note 3 – COVID-19

During the first quarter of 2020, an outbreak of a novel strain of coronavirus (COVID-19) was originally identified in Wuhan, China, and has since spread to a number of countries around the world, including the United States. The World Health Organization declared COVID-19 to be a global pandemic.  The direct and indirect effects of COVID-19 and its associated impacts on business activities, retail, travel, productivity and other economic activities have had, are currently having and may for some time continue to have a destabilizing effect on financial markets and economic activity.  As a result, various Federal and State, including New York State, authorities have issued legislation to counteract the economic impact of the pandemic.  The legislation had a direct impact on the banking industry and our financial operations, as noted below.

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

On December 27, 2020, Consolidated Appropriations Act, 2021 (the “Act”) was signed into law, which broadly addresses additional COVID-19 responses and relief. Included among those relief provisions are certain extensions to elements of the CARES Act. Specifically, Section 541 (Extension of Temporary Relief from Troubled Debt Restructurings and Insurer Clarification) of the Act extends the period established by Section 4013 of the CARES Act related to the suspension of troubled debt restructuring identification and accounting for borrowers impacted by the COVID-19 pandemic. That period is extended to the earlier of a) January 1, 2022, or b) 60 days after the end of the national COVID-19 national emergency. The requirement that the subject specific loans not be more that 30 days past due as of December 31, 2019 was not changed. The Company elected to adopt this provision of the Act.

In addition, the Company’s banking regulators and other financial regulators, on March 22, 2020 and revised April 7, 2020, issued a joint interagency statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. Pursuant to the interagency statement, loan modifications that do not meet the conditions of Section 4013 of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. Specifically, the agencies confirmed with the staff of the FASB that short-term modifications made in good faith in response to the pandemic to borrowers who were current prior to any relief are not TDRs under GAAP. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Appropriate allowances for loan and lease losses are expected to be maintained. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to the pandemic as past due because of the deferral. The interagency statement also states that short-term pandemic-related loan modifications, should not be reported as nonaccrual. The Company elected to adopt this interagency guidance.

The Company implemented a loan modification program for impacted customers, in line with regulatory guidance, allowing customers to defer loan payments.  The majority of loan deferrals were granted for deferral of principal and interest payments for 90 days, and up to 180 days in some instances, with the loan repayment period extended by the deferral period.  The requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. During the year ended December 31, 2020, the Company approved loan payment deferral requests, representing $103.1 million, or 19.6%, of the Bank’s loan portfolio as of December 31, 2020.  88.2% of the loan balances with payment deferrals were for commercial real estate loans and commercial business loans, while the remaining 11.8% were for residential mortgage, home equity and consumer loans.  The number of loan payment deferral requests has decreased and as of December 31, 2020, there were 14 loans, representing $23.8 million, or 4.5% of the Bank’s loan portfolio, that were deferring payments, as follows:

Loan Type	Number of Loans	Balance Outstanding	Weighted Average Interest Rate

Commercial real estate	8	$22,145	4.69%
Commercial business	6	1,673	5.16
	14	$23,818	4.72%

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

Note 4  – Investment Securities

The amortized cost and fair value of securities are as follows:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. government agencies	$2,010	$327	$-	$2,337
Municipal bonds	43,466	1,430	(3)	44,893
Mortgage-backed securities:
Collateralized mortgage obligations-private label	16	-	-	16
Collateralized mortgage obligations-government sponsored entities	22,527	549	(25)	23,051
Government National Mortgage Association	116	11	-	127
Federal National Mortgage Association	4,209	130	-	4,339
Federal Home Loan Mortgage Corporation	4,143	152	(2)	4,293
Asset-backed securities-private label	-	147	-	147
Asset-backed securities-government sponsored entities	27	3	-	30
Total Debt Securities	$76,514	$2,749	$(30)	$79,233
Equity Securities	22	30	-	52
Total Securities Available for Sale	$76,536	$2,779	$(30)	$79,285

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Debt Securities
U.S. government agencies	$2,011	$134	$-	$2,145
Municipal bonds	34,985	835	(1)	35,819
Mortgage-backed securities:
Collateralized mortgage obligations-private label	23	-	-	23
Collateralized mortgage obligations-government sponsored entities	27,081	393	(133)	27,341
Government National Mortgage Association	162	14	-	176
Federal National Mortgage Association	1,944	69	-	2,013
Federal Home Loan Mortgage Corporation	3,211	156	-	3,367
Asset-backed securities-private label	-	215	-	215
Asset-backed securities-government sponsored entities	33	2	-	35
Total Debt Securities	$69,450	$1,818	$(134)	$71,134
Equity Securities	22	45	-	67
Total Securities Available for Sale	$69,472	$1,863	$(134)	$71,201

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At December 31, 2020, thirty-one municipal bonds with a cost of $10.8 million and fair value of $11.2 million were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing.  At December 31, 2019, thirty-three municipal bonds with a cost of $10.9 million and fair value of $11.2 million were pledged with the FRB.  In addition, at December 31, 2020, sixteen municipal bonds with a cost of $4.2 million and fair value of $4.4 million were pledged as collateral for customer deposits in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2019, sixteen municipal bonds with a cost and fair value of $3.6 million were pledged as collateral for customer deposits in excess of FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
December 31, 2020
Municipal bonds	$539	(3)	$-	$-	$539	$(3)
Mortgage-backed securities	7,166	(26)	76	(1)	7,242	(27)
	$7,705	$(29)	$76	$(1)	$7,781	$(30)

December 31, 2019
Municipal bonds	$399	(1)	$-	$-	$399	$(1)
Mortgage-backed securities	423	(3)	10,676	(130)	11,099	(133)
	$822	$(4)	$10,676	$(130)	$11,498	$(134)

The Company reviews all investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly.

At December 31, 2020, the Company’s investment portfolio included six securities in the “unrealized losses less than twelve months” category and one security in the “unrealized losses twelve months or more” category. Management has the intent and ability to hold these securities until maturity.  Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive income, net of tax expense on the Company’s consolidated statements of stockholders’ equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Years Ended December 31,
	2020	2019
	(Dollars in thousands)
Beginning balance	$294	$347
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(73)	(53)
Ending balance	$221	$294

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the years ended December 31, 2020 and 2019, the Company did not sell any available for sale debt securities.

Scheduled contractual maturities of available for sale debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
December 31, 2020:
Less than one year	$856	$872
After one year through five years	5,305	5,333
After five years through ten years	11,229	11,724
After ten years	28,086	29,301
Mortgage-backed securities	31,011	31,826
Asset-backed securities	27	177
	$76,514	$79,233

Equity Securities

At December 31, 2020 and 2019, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the years ended December 31, 2020 and 2019, the Company recognized an unrealized loss of $15,000 and an unrealized gain of $43,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no sales of equity securities during the years ended December 31, 2020 and 2019.

Note 5  - Loans Receivable

Loans receivable, net consists of the following:

	December 31,
	2020	2019
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$150,660	$154,749
Home equity	47,603	45,250
Commercial	257,321	211,220
Construction - commercial	28,923	32,299
	484,507	443,518
Commercial	40,772	26,720
Consumer	1,353	1,297
Total Loans	526,632	471,535
Allowance for loan losses	(5,857)	(4,267)
Net deferred loan costs	3,368	3,548
Loans Receivable, net	$524,143	$470,816

(1)	Includes one- to four-family construction loans.

The Company is participating in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under the CARES Act. The CARES Act authorized the SBA to guarantee loans under a new 7(a) loan program known as the PPP.  As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses, with the remaining 40%, or less, used for other qualifying expenses.  During the year ended December 31, 2020, the Bank originated 252 PPP loans for our customers, which totaled $26.9 million.  We funded $18.4 million of PPP loans directly with the remaining $8.5 million funded indirectly via our partnership with Pursuit, a SBA lender that operates in the northeast.  The Company received an origination fee from the SBA for the processing of PPP loan applications and recorded approximately $247,000 in net fees.  Upon funding the loans, the net fees were deferred and will be amortized over the life of the loans as an adjustment to yield. At December 31, 2020, there were $18.1 million in PPP loans outstanding and recorded as commercial business loans. The Bank began the process of assisting PPP loan borrowers with the forgiveness application phase of the program in December 2020.  The Bank expects that the majority of the PPP loans will be forgiven by the SBA during the next six months upon which any unamortized deferred fees will be recognized as an adjustment to interest income

Residential real estate loans serviced for others by the Company totaled $37.3 million and $21.2 million at December 31, 2020 and 2019, respectively.

At December 31, 2020, $128.2 million of one- to four-family residential real estate loans were pledged as collateral for advances from the FHLB.

Most loans made by the Company are secured by borrowers’ personal or business assets.  The Company considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank’s capital plus reserves or 10% of total loans.  At December 31, 2020, the Company held concentrations of credit in the particular industries noted below:

•	$130.7 million in investor owned multifamily real estate loans, which equated to 147.5% of the Bank’s capital reserves; and
•	$44.9 million in real estate loans on office properties, which equated to 50.6% of the Bank’s capital reserves; and
•	$23.4 million in investor owned retail real estate loans, which equated to 26.5% of the Bank’s capital reserves.

Although these loan categories exceeded the concentration parameter, borrowers within these loan types are diversified and the properties are located in various locations throughout western New York.

At December 31, 2020 and 2019, loans to related parties including officers and directors were immaterial as a percentage of our loan portfolio.

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

The projected economic impact of COVID-19 resulted in the Company recording an $828,000 provision to allowance for loan losses during the year ended December 31, 2020 to account for adjustments to certain qualitative factors that reflected the uncertain aspects of the pandemic on economic conditions and borrowers’ ability to repay the loans.  A general review of all commercial real estate and commercial business loans that received an initial loan payment deferral as a result of the COVID-19 impact was performed.  Refer to Note 3 for information on the loan payment deferrals granted by the Bank.   At this time management has not changed its classification of these loans due to the quality knowledge our loan officers have obtained from their discussions with the borrowers and due to the strength of the collateral and guarantors.  Management continues to carefully monitor those borrowers who remain on payment deferral for additional signs of distress that would result in a downgrade in loan classification.   The net provision for loan losses of $1.6 million during the year ended December 31, 2020 included a $797,000 provision related to additional adjustments which were made to account for, increases in classified loans, net loan charge-offs, changes in the historical loss factor, loan originations and payoffs and changes in the mix of the loan portfolio.

The following tables summarize the activity in the allowance for loan losses for the years ended December 31, 2020 and 2019 the distribution of the allowance for loan losses and loan receivable by loan portfolio class and impairment method as of December 31, 2020 and 2019:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
December 31, 2020
Allowance for Loan Losses:
Balance – January 1, 2020	$436	$129	$2,682	$388	$478	$26	$128	$4,267
Charge-offs	(26)	(6)	-	-	(5)	(42)	-	(79)
Recoveries	23	2	1	-	4	14	-	44
Provision (credit)	(87)	47	1,369	46	199	29	22	1,625
Balance – December 31, 2020	$346	$172	$4,052	$434	$676	$27	$150	$5,857
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$346	$172	$4,052	$434	$676	$27	$150	$5,857

Gross Loans Receivable (1):
Ending balance	$150,660	$47,603	$257,321	$28,923	$40,772	$1,353	$-	$526,632
Ending balance: individually evaluated for impairment	$238	$15	$-	$-	$-	$-	$-	$253
Ending balance: collectively evaluated for impairment	$150,422	$47,588	$257,321	$28,923	$40,772	$1,353	$-	$526,379

(1)	Gross Loans Receivable does not include allowance for loan losses of $(5,857) or deferred loan costs of $3,368.
(2)	Includes one- to-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2019
Allowance for Loan Losses:
Balance – January 1, 2019	$471	$91	$2,020	$250	$507	$25	$84	$3,448
Charge-offs	(2)	(4)	(50)	-	(6)	(40)	-	(102)
Recoveries	9	1	3	-	-	8	-	21
Provision (credit)	(42)	41	709	138	(23)	33	44	900
Balance – December 31, 2019	$436	$129	$2,682	$388	$478	$26	$128	$4,267
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$436	$129	$2,682	$388	$478	$26	$128	$4,267

Gross Loans Receivable (1):
Ending Balance	$154,749	$45,250	$211,220	$32,299	$26,720	$1,297	$-	$471,535
Ending balance: individually evaluated for impairment	$166	$-	$-	$-	$-	$-	$-	$166
Ending balance: collectively evaluated for impairment	$154,583	$45,250	$211,220	$32,299	$26,720	$1,297	$-	$471,369

(1)	Gross Loans Receivable does not include allowance for loan losses of $(4,267) or deferred loan costs of $3,548.
(2)	Includes one- to four-family construction loans.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2020			December 31, 2020
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$238	$238	$-	$306	$15
Home equity	15	15	-	16	1
Total impaired loans	253	253	-	322	16

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2019			December 31, 2019
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$166	$166	$-	$173	$10
Commercial real estate(1)	-	-	-	27	-
Total impaired loans with no related allowance	166	166	-	200	10

With an allowance recorded:
Commercial real estate(2)	-	-	-	260	8
Commercial loans(3)	-	-	-	31	1
Total impaired loans with an allowance	-	-	-	291	9

Total of impaired loans:
Residential, one- to four-family	166	166	-	173	10
Commercial real estate	-	-	-	287	8
Commercial loans	-	-	-	31	1
Total impaired loans	$166	$166	$-	$491	$19

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

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2020:
Real Estate Loans:
Residential, one- to four-family(1)	$920	$552	$1,361	$2,833	$147,827	$150,660	$2,392
Home equity	173	64	645	882	46,721	47,603	706
Commercial	-	-	-	-	257,321	257,321	-
Construction - commercial	-	-	-	-	28,923	28,923	-
Other Loans:
Commercial(2)	-	-	-	-	40,772	40,772	-
Consumer	12	4	4	20	1,333	1,353	3
Total	$1,105	$620	$2,010	$3,735	$522,897	$526,632	$3,101

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2019:
Real Estate Loans:
Residential, one- to four-family(1)	$1,245	$672	$1,924	$3,841	$150,908	$154,749	$2,845
Home equity	168	162	583	913	44,337	45,250	590
Commercial	-	1,133	-	1,133	210,087	211,220	-
Construction - commercial	-	-	-	-	32,299	32,299	-
Other Loans:
Commercial	-	-	-	-	26,720	26,720	-
Consumer	8	-	2	10	1,287	1,297	2
Total	$1,421	$1,967	$2,509	$5,897	$465,638	$471,535	$3,437

(1)	Includes one- to four-family construction loans.
(2)	Includes $18.1 million of PPP loans which do not require payments for a certain amount of time under the CARES Act and are 100% guaranteed by the SBA.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of December 31, 2020 and 2019:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2020
Real Estate Loans:
Residential, one- to four-family(1)	$148,291	$-	$2,369	$-	$-	$150,660
Home equity	46,543	-	1,060	-	-	47,603
Commercial(2)	242,527	14,202	592	-	-	257,321
Construction - commercial	28,923	-	-	-	-	28,923
Other Loans:
Commercial(3)(4)	35,507	1,022	4,243	-	-	40,772
Consumer	1,350	-	3	-	-	1,353
Total	$503,141	$15,224	$8,267	$-	$-	$526,632

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2019
Real Estate Loans:
Residential, one- to four-family(1)	$152,115	$-	$2,634	$-	$-	$154,749
Home equity	44,403	-	847	-	-	45,250
Commercial	208,042	2,573	605	-	-	211,220
Construction - commercial	32,299	-	-	-	-	32,299
Other Loans:
Commercial	22,295	4,425	-	-	-	26,720
Consumer	1,295	-	2	-	-	1,297
Total	$460,449	$6,998	$4,088	$-	$-	$471,535

(1)	Includes one- to four-family construction loans.
(2)	The increase in commercial real estate loans classified as “Special Mention” during 2020 was primarily due to a $13.3 million loan relationship with one borrower that is well collateralized.
(3)	2020 Pass/Performing loans include $18.1 million of PPP loans which are 100% guaranteed by the SBA and are graded as Pass/Performing loans.
(4)	The increase in commercial business loans classified as “Substandard” during 2020 was primarily due to a $4.0 million loan relationship with one borrower that was downgraded from “Special Mention”.

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At December 31, 2020
Real Estate Loans:
Residential, one- to four-family	6	$238	1	$18	5	$220	-	$-
Home equity	1	15	-	-	1	15	-	-
Total	7	$253	1	$18	6	$235	-	$-

At December 31, 2019
Real Estate Loans:
Residential, one- to four-family	5	$166	1	$28	4	$138	-	$-

No additional loan commitments were outstanding to these borrowers at December 31, 2020 and 2019.

The following table details the activity in loans which were first deemed to be TDRs during the year ended December 31, 2020:

	For the Year Ended December 31, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	3	$150	$150
Home equity	1	16	16
Total	4	$166	$166

There were no loans restructured and classified as TDRs during the year ended December 31, 2019.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $58,000 and $779,000 at December 31, 2020 and 2019, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.8 million at December 31, 2020 and December 31, 2019, respectively.

Note 7  - Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2020	2019
	(Dollars in thousands)

Land	$1,209	$1,206
Buildings and improvements	12,905	12,936
Furniture and equipment	6,698	6,415
	20,812	20,557
Accumulated depreciation	(11,838)	(11,142)
	$8,974	$9,415

Depreciation and amortization of premises and equipment amounted to $840,000, and $809,000 for the years ended December 31, 2020 and 2019, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

Note 8  - Deposits

Deposits consist of the following at the dates indicated:

	December 31,
	2020		2019

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$91,946	-%	$61,229	-%
Interest bearing	84,839	0.12	56,703	0.11
Money market accounts	158,505	0.26	141,398	1.35
Savings accounts	65,643	0.06	53,628	0.06
Time deposits	159,326	1.38	170,518	1.80

	$560,259	0.49%	$483,476	1.05%

Scheduled maturities of time deposits at December 31, 2020 were as follows (dollars in thousands):

2021	$106,128
2022	30,503
2023	7,399
2024	4,355
2025	10,938
Thereafter	3
$159,326

Time deposit accounts with balances in excess of $250,000 amounted to $28.2 million and $32.2 million at December 31, 2020 and 2019, respectively.

Interest expense on deposits was as follows:

	Years Ended December 31,
	2020	2019
	(Dollars in thousands)

Interest bearing checking accounts	$105	$56
Money market accounts	919	1,408
Savings accounts	35	33
Time deposits	2,609	2,994
	$3,668	$4,491

At December 31, 2020 and 2019, deposits of directors, executive officers and their affiliates totaled $9.1 million and $7.5 million, respectively.

Note 9  - Borrowings

At December 31, 2020 and 2019, the Company had no short-term borrowings.

At December 31, 2020, the Company had written agreements with the FHLBNY which allows it to borrow up to the maximum lending values designated by the type of collateral pledged. As of December 31, 2020 and 2019, our maximum lending value was $109.8 million and $111.3 million, respectively, and was collateralized by a pledge of certain, fixed-rate residential, one- to four-family loans. At December 31, 2020 and 2019, we had advances outstanding under this agreement of $29.8 million and $34.7 million, respectively. All of the advances outstanding at December 31, 2020 and 2019 were term borrowings at fixed rates.

We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.8 million and $10.9 million at December 31, 2020 and 2019, respectively. Fair value of the pledged securities was equal to $11.2 million as of December 31, 2020 and 2019. There were no balances outstanding with the Federal Reserve Bank as of December 31, 2020 and 2019.

The Company has also established lines of credit with other correspondent banks, currently totaling $31.0 million, of which $29.0 million is unsecured and the remaining $2.0 million is secured by a pledge of the Company’s securities when a draw is made. The lines of credit provide for overnight borrowings through the purchase of Fed Funds, at an interest rate equal to the Fed Funds rate plus a spread. At December 31, 2020 and 2019, there were no balances outstanding on these lines of credit.

Long-term debt from the FHLBNY and related contractual maturities consisted of the following:

	At December 31, 2020		At December 31, 2019
Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
(Dollars in thousands)

In one year	$7,800	2.30%	$6,100	2.09%
In two years	2,000	2.18%	7,800	2.30%
In three years	4,950	2.31%	2,000	2.18%
In four years	13,000	1.73%	4,750	2.34%
In five years	2,000	1.94%	13,000	1.73%
After 5 years	-	-%	1,000	2.01%
	$29,750	2.02%	$34,650	2.04%

Note 10 - Lease Obligations

The Company leases certain branch offices under operating or finance leases.  Certain lease arrangements contain extension options which are typically for 5 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

Operating Leases

As of December 31, 2020 and 2019,  two of the Company’s branch offices were under an operating lease and the Company’s operating lease ROU assets were $645,000 and $776,000, respectively, and its lease liabilities were $675,000 and $801,000, respectively.

Operating lease costs that were recorded in occupancy and equipment expense on the consolidated statements of income for the years ended December 31, 2020 and 2019 were $150,000 and $151,000, respectively.

The table below summarizes information related to our lease liabilities at or for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
(in thousands, except for percent and period data)	2020	2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$145	$138
Operating cash flows from finance leases	126	126

Weighted-average remaining lease term, operating leases, in years	4.6	5.6
Weighted-average discount rate – operating leases	2.61%	2.61%

The Company has one long-term finance lease agreement for a branch location and the outstanding balance of the finance lease (included in other liabilities) at December 31, 2020 and 2019 was $686,000 and $744,000, respectively, with a weighted-average discount rate of 9.22%. The remaining term of this lease is 7.5 years. The asset related to this finance lease is included in premises and equipment and consists of the cost of $1.1 million less accumulated depreciation of approximately $631,000 and $590,000 at December 31, 2020 and 2019, respectively.

The table below summarizes the maturity of remaining lease liabilities as of December 31, 2020:

	Operating	Finance
	Leases	Lease
	(Dollars in thousands)
2021	$157	$126
2022	157	126
2023	157	131
2024	157	136
2025	90	136
2026 and thereafter	-	340
Total Lease Payments	$718	$995
Less: Amounts representing interest	(43)	(309)
Present value of lease liabilities	$675	$686

Note 11- Income Taxes

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

The provision for income tax expense consists of the following:

	Years Ended December 31,
	2020	2019
	(Dollars in thousands)

Current:
Federal	$1,311	$692
State	5	4
Total Current	1,316	696

Deferred:
Federal
Federal - expected	(492)	(41)
State	-	-
Total Deferred	(492)	(41)

Total Income Tax Expense	$824	$655

A reconciliation of the statutory federal income tax at a rate of 21% for the years ended December 31, 2020 and 2019 to the income tax expense included in the statements of income is as follows:

	Years Ended December 31,
	2020	2019

Federal income tax at statutory rate	21.0%	21.0%
State benefit, net of federal expense	(3.9)	(4.0)
Tax-exempt interest income	(4.7)	(6.2)
Deferred tax valuation allowance	4.0	4.1
Life insurance income	(1.9)	(2.2)
Other	0.8	1.1
Total Income Tax Expense	15.3%	13.8%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$1,508	$1,094
Deferred compensation	1,134	1,060
Net operating loss ("NOL")	626	528
Right of use liability	171	206
Accrued expenses	170	129
Impairment of equity investments	128	128
Stock options granted	18	13
Other	66	48
Total Deferred Tax Assets	3,821	3,206

Deferred tax liabilities:
Deferred loan origination costs	(867)	(910)
Unrealized gains on securities available for sale	(571)	(353)
Depreciation	(394)	(406)
Right of use asset	(166)	(199)
Prepaid expenses	(94)	(97)
Total Deferred Tax Liabilities	(2,092)	(1,965)

Deferred tax valuation allowance	(1,048)	(834)

Net Deferred Tax Asset	$681	$407

The net deferred tax asset was recorded in other assets on the consolidated statements of financial condition at December 31, 2020 and 2019. In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-

backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2020, except for the following:

•	Valuation allowance of $128,000 on the deferred tax asset for the 2011 other than temporary impairment charge; and
•	Valuation allowance of $920,000 on state deferred tax assets with anticipated net operating loss expiration dates of 2035 through 2040.

Management believes that the Company will not generate sufficient income of the appropriate character (i.e. capital gains) to utilize any of the deferred tax asset created by the 2011 other than temporary impairment charge. Management believes that it is more likely than not that the Company will not realize its state deferred tax assets because of reform in New York State corporate tax law.  Beginning in 2015, the most significant change in the tax law allows the Company to deduct up to 50% of its net interest income received from qualifying loans. This change effectively eliminates the Company’s New York State tax on income resulting in the Company being taxed on its apportioned capital. Because of this tax reform, the Company will not generate sufficient taxable income within New York State to realize its existing state deferred tax assets and therefore, an increase to the deferred tax valuation allowance of $214,000 and $195,000 was recorded during 2020 and 2019, respectively.

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests. The 1996 federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or bank charter. Management has no intention of taking any such actions. At December 31, 2020 and 2019, the Company’s total pre-1988 tax bad debt reserve was $2.2 million. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

Current income tax guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2020 and 2019. As of December 31, 2020, there has been no material change in any uncertain tax position. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of income.

The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The federal tax returns for the years ended December 31, 2017,  2018 and 2019 remain subject to examination by the IRS. The state tax returns for the years ended December 31, 2016,  2017 and 2018 are currently under examination by New York State. The tax return for the year ended December 31, 2019 for New York State remains subject to examination.

Note 12 - Employee and Director Benefit Plans

401K Plan

The Company maintains a 401(k) savings plan covering employees who have completed three months of service and attained age 21. Participants may make contributions to the 401(k) Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations. The plan consists of three components: 401(k), Profit Sharing and Safe Harbor. For the 401(k) component, the Company makes a matching contribution equal to 40% of the participant salary deferral, up to 6% of such employee’s compensation after one year of service. For the profit sharing component, the Company makes a discretionary contribution, up to 5.1% of an eligible employee’s salary, depending on years of service. Lastly, the Company contributes 3.4% of an eligible employee’s salary based on years of service, which is a discretionary contribution to the Safe Harbor component of the plan. The Company’s expense for all three components of the 401(k) plan for the years ended December 31, 2020 and 2019 was $543,000 and $523,000, respectively.

1999 Supplemental Benefit Plans

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan (the “1999 Plans”). Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. The Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company.   The Company has purchased bank owned life insurance for the purpose of funding the liability. The cash surrender value of bank owned life insurance amounted to $7.7 million and $7.6 million at December 31, 2020 and 2019, respectively. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries. The Company had a liability under such plans of $702,000 and $832,000 at December 31, 2020 and 2019, respectively. This liability was recorded in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2020 and 2019.

The Company’s expense for the 1999 Plans was $50,000 and $59,000 for the years ended December 31, 2020 and 2019, respectively.

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

The 2001 Plans are unfunded. The Company had a liability under these plans of $2.4 million and $2.3 million at December 31, 2020 and 2019, respectively. This liability was recorded in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2020 and 2019.

Effective June 30, 2012, the Company implemented a Supplemental Executive Benefit Plan (the “2012 Plan”) with one executive. The 2012 Plan provides that when the Executive attains age 67, the Executive will be entitled to a fixed, pre-determined annual benefit under the 2012 Plan, which will be paid in monthly installments for 15 years. The 2012 Plan was amended on May 18, 2016 to update the fixed, pre-determined annual benefit amount. The 2012 Plan provides for a reduced benefit in the event the Executive terminates his employment for a reason other than death, disability, cause or a change in control, before the Executive attains the age 67, which will be paid in monthly installments for 15 years. In the event of death, the vested benefit is payable to the beneficiary as a lump sum payment. The Company had a liability under this plan of $902,000 and $738,000 as of December 31, 2020 and 2019, respectively. This liability was recorded in the other liabilities section on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.12% in 2020 and 2019.

Under the 2001 Plans and the 2012 Plan, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. The Company purchased bank owned life insurance for the purpose of funding this liability. The cash surrender value of the bank owned life insurance for these plans amounted to $11.5 million and $11.3 million at December 31, 2020 and 2019, respectively.

The Company’s expense for the 2001 and 2012 Plans was $427,000 and $397,000 for the years ended December 31, 2020 and 2019, respectively.

2018 Retention Agreement

Effective March 29, 2018, the Company entered into a Retention Agreement with one executive. The agreement provides that the Executive will receive a payment of $1.4 million (the "Normal Retention Payment") provided that the Executive remains continuously employed with the Bank through March 29, 2028 (the "Retention Date").  The Normal Retention Payment will be paid in three equal installments on March 29, 2028, January 2, 2029, and January 2, 2030. If the Executive's employment is terminated without cause or for good reason (as defined in the agreement) prior to the Retention Date, the Executive will receive the vested account balance as set forth in the agreement.  In the event that the Executive's employment terminates prior to the Retention Date due to death or disability, the Executive or his beneficiary, as applicable, will generally receive the vested account balance.  If the Executive's employment is terminated prior to the Retention Date, and within two years of a change in control (as defined in the agreement), the Executive will receive the Normal Retention Payment in a lump sum payment. The Company had a liability under this plan of $258,000 and $157,000 as of December 31, 2020 and 2019, respectively. This liability was recorded in the other liabilities section on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.12% in 2020 and 2019.

The Company purchased bank owned life insurance for the purpose of funding the liability of the 2018 Plan. The cash surrender value of the bank owned life insurance for this agreement was $3.3 million and $3.1 million at December 31, 2020 and 2019, respectively.

The Company’s expense for the 2018 Plan was $102,000 and $92,000 for the years ended December 31, 2020 and 2019, respectively.

Note 13 – Stock-based Compensation

As of December 31, 2020, the Company had four stock-based compensation plans, which are described below.  The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $322,000 and $442,000 for the years ended December 31, 2020 and 2019.

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

A summary of the status of the Stock Option Plan during the year ended December 31, 2020 and 2019 is presented below:

	2020			2019
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	64,548	$14.38		82,321	$12.98
Granted	-	-		-	-
Exercised	-	-		(17,773)	7.88
Outstanding at end of period	64,548	$14.38	5.8 years	64,548	$14.38	6.8 years

Options exercisable at end of period	51,636	$14.38	5.8 years	38,726	$14.38	6.8 years

Fair value of options granted		$-			$-

At December 31, 2020, stock options outstanding had no intrinsic value and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the year ended December 31, 2020. There were 17,773 stock options exercised during the year ended December 31, 2019 with an intrinsic value of $125,000. Compensation expense related to the Stock Option Plan amounted to $34,000 for the years ended December 31, 2020 and 2019. At December 31, 2020, $27,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of 10 months.

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

As of December 31, 2020, there were 117,407 shares vested or distributed to eligible participants under the RRP.  Compensation expense amounted to $24,000 for the year ended December 31, 2020 and $66,000 for the year ended December 31, 2019. At December 31, 2020, $19,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 10 months.

A summary of the status of unvested shares under the RRP for the years ended December 31, 2020 and 2019 is as follows:

	At December 31, 2020	Weighted Average Grant Price (per Share)	At December 31, 2019	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	3,255	$14.37	10,188	$13.27
Granted	-	-	-	-
Vested	(1,637)	14.37	(6,933)	12.75
Unvested shares outstanding at end of period	1,618	$14.38	3,255	$14.37

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

The Board of Directors granted restricted stock awards under the EIP during 2020 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 5, 2020	5,513	100% on December 11, 2020	$15.51	Non-employee directors and employees
February 26, 2020	15,317	100% on February 26, 2023 if three year performance metric is achieved	15.39	Employees

A summary of the status of unvested restricted stock awards under the EIP for the years ended December 31, 2020 and 2019 is as follows:

	At December 31, 2020	Weighted Average Grant Price (per Share)	At December 31, 2019	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	-	$-	25,321	$15.28
Granted	20,830	15.42	5,186	15.89
Vested	(5,513)	15.51	(29,647)	15.37
Forfeited	(332)	15.39	(860)	15.90
Unvested shares outstanding at end of period	14,985	$15.39	-	$-

As of December 31, 2020, there were 89,085 shares of restricted stock vested or was distributed to eligible participants under the EIP. Compensation expense related to restricted stock awards under the EIP amounted to $151,000 and $212,000 for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, $165,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 26 months.

A summary of the status of stock options under the EIP for the years ended December 31, 2020 and 2019 is as follows:

	2020			2019
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	5.8 years	20,000	$14.38	6.8 years

Options exercisable at end of period	15,998	$14.38	5.8 years	11,999	$14.38	6.8 years

Fair value of options granted		-			-

At December 31, 2020, stock options outstanding had no intrinsic value and there were no remaining options available for grant under the EIP. Compensation expense related to stock options outstanding under the EIP amounted to $11,000 and $10,000 for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, $9,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 10 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of December 31, 2020, the balance of the loan to the ESOP and the fair value of unallocated shares was $1.5 million. As of December 31, 2020, there were 83,781 allocated shares and 119,025 unallocated shares compared to 80,517 allocated shares and 126,960 unallocated shares at December 31, 2019. The ESOP compensation expense was $102,000 for the year ended December 31, 2020 and $120,000 for the year ended December 31, 2019 based on 7,935 shares earned in each of those years.

Note 14 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2020 and 2019 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

The Company’s consolidated statements of financial condition contains investment securities available for sale and derivative instruments that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2020 and 2019 were as follows:

	Fair Value Measurements at December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Debt Securities
U.S. government agencies	$2,337	$2,337	$-	$-
Municipal bonds	44,893	-	44,893	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	16	-	16	-
Collateralized mortgage obligations-government sponsored entities	23,051	-	23,051	-
Government National Mortgage Association	127	-	127	-
Federal National Mortgage Association	4,339	-	4,339	-
Federal Home Loan Mortgage Corporation	4,293	-	4,293	-
Asset-backed securities:
Private label	147	-	147	-
Government sponsored entities	30	-	30	-
Total Debt Securities	$79,233	$2,337	$76,896	$-
Equity securities	52	-	52	-
Total Securities Available for Sale	$79,285	$2,337	$76,948	$-
Interest Rate Swap(1)	$(259)	$-	$(259)	$-

(1)	Included in Other Assets on the consolidated statements of financial condition.

	Fair Value Measurements at December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities available for sale:
Debt Securities
U.S. government agencies	$2,145	$2,145	$-	$-
Municipal bonds	35,819	-	35,819	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	23	-	23	-
Collateralized mortgage obligations-government sponsored entities	27,341	-	27,341	-
Government National Mortgage Association	176	-	176	-
Federal National Mortgage Association	2,013	-	2,013	-
Federal Home Loan Mortgage Corporation	3,367	-	3,367	-
Asset-backed securities:			-
Private label	215	-	215	-
Government sponsored entities	35	-	35	-
Total Debt Securities	$71,134	$2,145	$68,989	$-
Equity securities	67	-	67	-
Total Securities Available for Sale	$71,201	$2,145	$69,056	$-
Interest Rate Swap(1)	$(127)	$-	$(127)	$-

(1)	Included in Other Assets on the consolidated statements of financial condition.

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2020 and 2019 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At December 31, 2020
Foreclosed real estate	$58	$-	$-	$58

At December 31, 2019
Foreclosed real estate	$170	$-	$-	$170

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At December 31, 2020
Foreclosed real estate	$58	Market valuation of property (1)	Direct Disposal Costs (2)	7.00%	7.00%
At December 31, 2019
Foreclosed real estate	$170	Market valuation of property (1)	Direct Disposal Costs (2)	7.00-10.00%	9.40%

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

At December 31, 2020, foreclosed real estate valued using Level 3 inputs had a carrying amount of $67,000 and valuation allowances of $9,000. By comparison at December 31, 2019, foreclosed real estate valued using Level 3 inputs had a carrying amount of $221,000 and valuation allowances of $51,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at December 31, 2020
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$42,975	$42,975	$42,975	$-	$-
Securities available for sale	79,285	79,285	2,337	76,948	-
Federal Home Loan Bank stock	1,905	1,905	-	1,905	-
Loans receivable, net	524,143	519,551	-	-	519,551
Accrued interest receivable	2,987	2,987	-	2,987	-
Interest rate swap	(259)	(259)	-	(259)	-
Financial liabilities:
Deposits	560,259	565,655	-	565,655	-
Long-term debt	29,750	30,811	-	30,811	-
Accrued interest payable	70	70	-	70	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2019
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$30,289	$30,289	$30,289	$-	$-
Securities available for sale	71,201	71,201	2,145	69,056	-
Federal Home Loan Bank stock	2,055	2,055	-	2,055	-
Loans receivable, net	470,816	461,058	-	-	461,058
Accrued interest receivable	2,153	2,153	-	2,153	-
Interest rate swap	(127)	(127)	-	(127)	-
Financial liabilities:
Deposits	483,476	486,487	-	486,487	-
Long-term debt	34,650	34,658	-	34,658	-
Accrued interest payable	79	79	-	79	-
Off-balance-sheet financial instruments	-	-	-	-	-

Note 15 - Regulatory Capital Requirements

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

Prior to 2020, quantitative measures established by regulation to ensure capital adequacy required the Bank to maintain minimum capital ratios for common equity Tier 1 (“CET1”) capital, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and a leverage ratio.  The capital requirements were based on agreements reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  In addition, the Bank was required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends and discretionary bonus.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies finalized a rule in September 2019 that established a minimum “Community Bank Leverage Ratio” (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities.  A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio (“CBLR”) in lieu of the general applicable risk-based capital requirements under Basel III.  If the community bank’s capital levels exceed this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum CBLR at 9.00%. Pursuant to the CARES Act, the federal banking agencies lowered the minimum CBLR to 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the minimum CBLR will increase to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the CBLR minimum will return to 9%. The Bank elected to be subject to this new definition when it became effective on January 1, 2020.

As of December 31, 2020, the Bank was considered a “qualifying community bank” and its Tier 1 Capital level was $80.6 million resulting in a CBLR of 11.82%.  As such, the Bank was deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.

The Bank was considered well capitalized at December 31, 2019, under then existing regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank had to maintain minimum ratios as set forth in the following table.

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

Following is a reconciliation of the Bank’s GAAP capital to regulatory Tier 1 and CET 1 capital for December 31, 2020 and 2019, as well as to Total capital at December 31, 2019:

	December 31,
	2020	2019
	(Dollars in thousands)

GAAP (Equity) Capital:	$82,782	$79,467
Plus:
Unrealized gains on available-for-sale securities, net of tax	(2,148)	(1,331)
Less:
Additional tier 1 capital deductions	-	-

Tier 1 Capital and CET1 Capital	$80,634	78,136

Plus:
Allowance for loan losses		4,267
Unrealized gains on available-for-sale securities includible in regulatory capital		-
Less:
Other investments required to be deducted		(4)

Total Regulatory Capital		$82,399

Note 16 – Earnings per Share

Earnings per share was calculated for the years ended December 31, 2020 and 2019, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the ESOP, RRP and EIP. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2020	2019
Numerator – net income	$4,558,000	$4,087,000
Denominator:
Basic weighted average shares outstanding	5,955,327	6,002,214
Increase in weighted average shares outstanding due to:
Stock options	-	-
Diluted weighted average shares outstanding (1)	5,955,327	6,002,214

Earnings per share:
Basic	$0.77	$0.68
Diluted	$0.77	$0.68

(1)

Stock options to purchase 64,547 shares under the Stock Option Plan and 20,000 shares under the EIP at $14.38 were outstanding during 2020 and 2019, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 17 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at December 31, 2020 and 2019. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	December 31,	December 31,
	2020	2019
	(Dollars in thousands)

Commitments to grant loans	$47,065	$26,919
Unfunded commitments under lines of credit	66,134	61,309

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

Note 18 – Parent Company Only Financial Information

The following condensed financial statements summarize the financial position and results of operations and cash flows of the parent savings and loan holding company, Lake Shore Bancorp, Inc., as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019.

Statements of Financial Condition

	December 31,
	2020	2019
	(Dollars in thousands)
Assets

Cash and due from banks	$1,414	$1,793
Investment in subsidiary	82,781	79,467
ESOP loan receivable	1,477	1,529
Other assets	275	89

Total assets	$85,947	$82,878

Liabilities and Stockholders' Equity

Other liabilities	23	38
Total stockholders' equity	85,924	82,840

Total liabilities and stockholders' equity	$85,947	$82,878

Statements of Income
	For the Years Ended
	December 31,
	2020	2019
	(Dollars in thousands)

Interest Income	$120	$151
Dividend distributed by bank subsidiary	2,500	2,500
Total Income	2,620	2,651
Non-interest Expenses	421	343
Income before income taxes and equity in undistributed net income of subsidiary	2,199	2,308
Income tax benefit	(84)	(61)
Income before undistributed net income of subsidiary	2,283	2,369
Equity in undistributed net income of subsidiary	2,275	1,718
Net Income	$4,558	$4,087

Statements of Comprehensive Income
	For the Years Ended
	December 31,
	2020	2019
	(Dollars in thousands)

Net Income	$4,558	$4,087
Other Comprehensive Income, net of tax:
Unrealized holding gains on securities available for sale of subsidiary, net of tax expense 2020 $233; 2019 $331	875	1,244
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income of subsidiary, net of tax expense 2020 $15; 2019 $12	(58)	(42)
Total Other Comprehensive Income	817	1,202
Total Comprehensive Income	$5,375	$5,289

Statements of Cash Flows
	For the Years Ended
	December 31,
	2020	2019
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$4,558	$4,087
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP shares committed to be released	102	120
Stock based compensation expense	220	322
Increase in other assets	(408)	(200)
(Decrease) Increase in other liabilities	(15)	23
Equity in undistributed earnings of subsidiary	(2,275)	(1,718)
Net Cash Provided by Operating Activities	2,182	2,634
Cash Flows from Investing Activities:
Payments received on ESOP loan	52	49
Net Cash Provided by Investing Activities	52	49
Cash Flows from Financing Activities:
Proceeds from stock options exercised	-	6
Purchase of treasury stock	(1,593)	(1,419)
Cash dividends paid	(1,020)	(1,272)
Net Cash Used in Financing Activities	(2,613)	(2,685)
Net Decrease in Cash and Cash Equivalents	(379)	(2)
Cash and Cash Equivalents - Beginning	1,793	1,795
Cash and Cash Equivalents - Ending	$1,414	$1,793

Note 19 – Quarterly Financial Data – Unaudited

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands, except per share amounts)
Total interest income	$5,979	$5,922	$6,144	$6,291
Total interest expense	889	1,014	1,106	1,395
Net interest income	5,090	4,908	5,038	4,896
Provision for loan losses	500	300	325	500
Net interest income after provision for loan losses	4,590	4,608	4,713	4,396
Total non-interest income	1,158	771	608	455
Total non-interest expense	4,262	3,922	3,735	3,998
Income before income taxes	1,486	1,457	1,586	853
Income tax expense	243	226	233	122
Net income	$1,243	$1,231	$1,353	$731
Basic and diluted earnings per share	$0.21	$0.21	$0.23	$0.12

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in thousands, except per share amounts)
Total interest income	$6,334	$6,319	$5,952	$5,662
Total interest expense	1,438	1,366	1,269	1,124
Net interest income	4,896	4,953	4,683	4,538
Provision for loan losses	175	300	350	75
Net interest income after provision for loan losses	4,721	4,653	4,333	4,463
Total non-interest income	688	669	546	589
Total non-interest expense	4,051	3,919	3,947	4,003
Income before income taxes	1,358	1,403	932	1,049
Income tax expense	186	191	127	151
Net income	$1,172	$1,212	$805	$898
Basic and diluted earnings per share	$0.20	$0.20	$0.13	$0.15

Note 20 – Treasury Stock

During the year ended December 31, 2020, the Company repurchased 121,051 shares of common stock at an average cost of $13.16 per share. The Company repurchased 120,821 of these shares at an average cost of $13.16 per share pursuant to the Company’s publicly announced common stock repurchase programs. As of December 31, 2020, there were 79,707 shares remaining to be repurchased under the existing stock repurchase program. The remaining 230 shares were purchased from the trustee of the Company’s unvested RRP and EIP stock holdings, when awardees sold vested shares, at an average cost of $13.40 per share.  During the year ended December 31, 2020, the Company transferred 20,830 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the year ended December 31, 2020, there were 332 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to forfeitures.

During the year ended December 31, 2019, the Company repurchased 93,424 shares of common stock at an average cost of $15.19 per share. The Company repurchased 87,390 of these shares at an average cost of $15.19 pursuant to the Company’s publicly announced common stock repurchase programs. As of December 31, 2019, there were 97,039 shares remaining to be repurchased under the existing stock repurchase program.  The remaining 6,034 shares were repurchased from the trustee of the Company’s unvested RRP and EIP stock holdings, when awardees sold vested shares at an average cost of $15.22 per share. During the year ended December 31, 2019, the Company transferred 5,186 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the year ended December 31, 2019, there were 860 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.88 per share due to forfeitures.

Note 21 – Other Comprehensive Income

In addition to presenting the consolidated statements of comprehensive income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income for the periods presented:

	For the Year Ended December 31, 2020			For The Year Ended December 31, 2019
	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Net unrealized gains arising during the period	$1,108	$(233)	$875	$1,575	$(331)	$1,244
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(73)	15	(58)	(54)	12	(42)
Total Other Comprehensive Income	$1,035	$(218)	$817	$1,521	$(319)	$1,202

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income		Affected Line Item
Comprehensive Income	for the years ended December 31,		on the Consolidated
Components	2020	2019	Statements of Income
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Recovery on previously impaired investment securities	$(73)	$(54)	Recovery on previously impaired investment securities
Provision for income tax expense	15	12	Income Tax Expense
Total reclassification for the period	$(58)	$(42)	Net Income

Note 22 – Revenue Recognition

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

Debit Card Fees

Debit card fees are primarily comprised of interchange fees earned whenever the Company’s debit cards are used to purchase goods or services from a merchant via a card payment network, such as MasterCard.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value. The

Company’s performance obligation for interchange income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically immediately.

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

Fees and Other Service Charges

Fees and other service charges are primarily comprised of ATM fees, merchant services income and other service charges.  ATM fees are comprised of fees earned whenever a Company’s ATM or debit card is used at a non-Company ATM or a non-Company cardholder uses a Company ATM.  ATM fees represent a fixed fee for the convenience to cardholders for accessibility of funds.  Merchant services income mainly represents fees charged to merchants serviced by a third party vendor under contract with the Company for debit or credit card processing, and represents a percentage of the underlying transaction value.  Other service charges include revenue from services provided to our retail or business customers, which may include fees for wire transfer processing, bill pay services, cashier’s checks and other services. The Company’s performance obligation for fees and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically immediately or in the following month.

Other

Other non-interest income consists of safe deposit rental fees. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

Gain/Losses on Sale of OREO

The Company records a gain or loss from the sale of other real estate owned (“OREO”) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company may need to adjust the transaction price and related gain (loss) on sale if a significant financing component is present. Gains (losses) on the sale of OREO are generally recorded in non-interest expense on the consolidated statements of income as an offset to OREO expenses.  During the year ended December 31, 2020, the Company financed the sale of two OREO properties to separate buyers. After assessing the applicable criteria under ASU 2014-09, the Company recognized a $31,000 gain on sale of these properties. There were no sales of OREO during the year ended December 31, 2019 where the Company financed the sale of the property.

Contract Balances

The Company’s non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2020 and 2019, the Company did not have any significant contract balances.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2020 and 2019:

	For the years ended December 31,
	2020	2019
	(Dollars in thousands)
Non-Interest Income
In-Scope of Topic 606:
Debit card fees	$763	$693
Service charges on deposit accounts	606	817
Fees and other service charges	130	155
Other	36	39
Non-interest Income (in-scope of Topic 606)	1,535	1,704
Non-interest Income (out of scope of Topic 606)	1,457	788
Total Non-Interest Income	$2,992	$2,492

Note 23 – Subsequent Events

On February 3, 2021, the Board of Directors declared a quarterly cash dividend of $0.13 per share on the Company’s common stock, payable on March 15, 2021 to shareholders of record as of February 26, 2021. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 62.5% of the Company’s total outstanding stock as of the record date, elected to waive its right to receive this cash dividend of approximately $473,000. On February 3, 2021, a special meeting of the MHC members (i.e., Lake Shore Savings Bank depositors) was held to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.54 per share that may be declared by the Company in the 12 months subsequent to the approval by members (in accordance with the regulation of the Board of Governors of the Federal Reserve System). At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve Board in order to obtain their non-objection of the dividend waiver. As of March 4, 2021, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 3,  2022, aggregating up to $0.54 per share. The MHC waived $1.8 million of dividends during the year ended December 31, 2020. Cumulatively, Lake Shore, MHC has waived approximately $14.2 million of cash dividends as of December 31, 2020.  The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.