Form 10-Q
period 2021-03-31
LAKE SHORE BANCORP, INC.
filed 2021-05-12
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes  [  ]        No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,791,413 shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 10, 2021.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2021	2020
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$8,673	$7,867
Interest earning deposits	43,287	35,108
Cash and Cash Equivalents	51,960	42,975
Securities	75,382	79,285
Federal Home Loan Bank stock, at cost	1,837	1,905
Loans receivable, net of allowance for loan losses 2021 $6,004; 2020 $5,857	538,184	524,143
Premises and equipment, net	10,079	8,974
Accrued interest receivable	3,025	2,987
Bank owned life insurance	22,566	22,461
Other assets	2,712	3,470
Total Assets	$705,745	$686,200
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$477,796	$468,313
Non-interest bearing	104,764	91,946
Total Deposits	582,560	560,259
Long-term debt	28,250	29,750
Advances from borrowers for taxes and insurance	2,332	3,183
Other liabilities	6,643	7,084
Total Liabilities	619,785	600,276
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,799,518 shares outstanding at March 31, 2021 and 6,836,514 shares issued and 5,823,786 shares outstanding at December 31, 2020	68	68
Additional paid-in capital	31,230	31,201
Treasury stock, at cost (1,036,996 shares at March 31, 2021 and 1,012,728 shares at December 31, 2020)	(12,053)	(11,584)
Unearned shares held by ESOP	(1,258)	(1,279)
Unearned shares held by compensation plans	(280)	(118)
Retained earnings	66,908	65,488
Accumulated other comprehensive income	1,345	2,148
Total Stockholders' Equity	85,960	85,924
Total Liabilities and Stockholders' Equity	$705,745	$686,200

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
	Three Months Ended March 31,
	2021	2020
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$5,577	$5,674
Investment securities, taxable	181	262
Investment securities, tax-exempt	293	289
Other	6	66
Total Interest Income	6,057	6,291
Interest Expense
Deposits	627	1,201
Long-term debt	143	176
Other	17	18
Total Interest Expense	787	1,395
Net Interest Income	5,270	4,896
Provision for Loan Losses	150	500
Net Interest Income after Provision for Loan Losses	5,120	4,396
Non-Interest Income
Service charges and fees	230	281
Debit card fees	202	169
Earnings on bank owned life insurance	105	122
Unrealized loss on equity securities	(6)	(36)
Unrealized gain (loss) on interest rate swap	86	(157)
Recovery on previously impaired investment securities	21	16
Net gain on sale of loans	157	37
Other	25	23
Total Non-Interest Income	820	455
Non-Interest Expense
Salaries and employee benefits	2,101	2,216
Occupancy and equipment	681	641
Data processing	359	332
Professional services	269	215
Advertising	133	173
Postage and supplies	64	76
FDIC insurance	44	2
Other	302	343
Total Non-Interest Expense	3,953	3,998
Income before Income Taxes	1,987	853
Income Tax Expense	299	122
Net Income	$1,688	$731
Basic and diluted earnings per common share	$0.29	$0.12
Dividends declared per share	$0.13	$0.12

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
	(Dollars in thousands)
Net Income	$1,688	$731
Other Comprehensive (Loss) Income, net of tax expense:
Unrealized holding (losses) gains on securities, net of tax benefit (expense)	(786)	841
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(17)	(13)
Total Other Comprehensive (Loss) Income	(803)	828
Total Comprehensive Income	$885	$1,559

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31,  2021 and 2020 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2020	$68	$31,078	$(10,184)	$(1,364)	$(39)	$61,950	$1,331	$82,840
Net income	-	-	-	-	-	731	-	731
Other comprehensive income, net of tax expense of $220	-	-	-	-	-	-	828	828
ESOP shares earned (1,984 shares)	-	7	-	21	-	-	-	28
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (20,830 shares)	-	-	196	-	(196)	-	-	-
Compensation plan shares earned (1,889 shares)	-	9	-	-	20	-	-	29
Purchase of treasury stock, at cost (26,900 shares)	-	-	(377)	-	-	-	-	(377)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(259)	-	(259)
Balance - March 31, 2020	$68	$31,105	$(10,365)	$(1,343)	$(215)	$62,422	$2,159	$83,831

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2021	$68	$31,201	$(11,584)	$(1,279)	$(118)	$65,488	$2,148	$85,924
Net income	-	-	-	-	-	1,688	-	1,688
Other comprehensive loss, net of tax benefit of $213	-	-	-	-	-	-	(803)	(803)
ESOP shares earned (1,984 shares)	-	8	-	21	-	-	-	29
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (20,958 shares)	-	-	196	-	(196)	-	-	-
Compensation plan shares forfeited (1,392 shares)	-	-	(13)	-	13	-	-	-
Compensation plan shares earned (2,057 shares)	-	10	-	-	21	-	-	31
Purchase of treasury stock, at cost (43,834 shares)	-	-	(652)	-	-	-	-	(652)
Cash dividends declared ($0.13 per share)	-	-	-	-	-	(268)	-	(268)
Balance - March 31, 2021	$68	$31,230	$(12,053)	$(1,258)	$(280)	$66,908	$1,345	$85,960

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,688	$731
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	42	7
Net amortization of deferred loan costs	72	138
Provision for loan losses	150	500
Recovery on previously impaired investment securities	(21)	(16)
Unrealized loss on equity securities	6	36
Unrealized (gain) loss on interest rate swap	(86)	157
Originations of loans held for sale	(3,334)	(1,666)
Proceeds from sales of loans held for sale	3,491	1,703
Gain on sale of loans held for sale	(157)	(37)
Depreciation and amortization	215	210
Increase in bank owned life insurance, net	(105)	(122)
ESOP shares committed to be released	29	28
Stock based compensation expense	42	40
Increase in accrued interest receivable	(38)	(67)
Decrease in other assets	126	97
Writedowns of foreclosed real estate	7	-
Decrease in other liabilities	(614)	(353)
Net Cash Provided by Operating Activities	1,513	1,386
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Maturities, prepayments and calls	5,331	2,563
Purchases	(2,471)	(1,453)
Purchases of Federal Home Loan Bank Stock	(2)	(22)
Redemptions of Federal Home Loan Bank Stock	70	22
Loan origination and principal collections, net	(14,263)	(3,176)
Additions to premises and equipment	(223)	(253)
Net Cash Used in Investing Activities	(11,558)	(2,319)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	22,301	17,723
Net decrease in advances from borrowers for taxes and insurance	(851)	(904)
Proceeds from issuance of long-term debt	-	1,200
Repayment of long-term debt	(1,500)	(1,200)
Purchase of treasury stock	(652)	(377)
Cash dividends paid	(268)	(259)
Net Cash Provided by Financing Activities	19,030	16,183
Net Increase in Cash and Cash Equivalents	8,985	15,250
CASH AND CASH EQUIVALENTS - BEGINNING	42,975	30,289
CASH AND CASH EQUIVALENTS - ENDING	$51,960	$45,539
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$790	$1,396
Income taxes paid	$-	$-

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

The interim consolidated financial statements included herein as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated statement of financial condition at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  The consolidated statements of income for the three months ended March 31, 2021 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2021.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of March 31, 2021 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

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

Note 3 – COVID-19

During the first quarter of 2020, an outbreak of a novel strain of coronavirus (“COVID-19”) was originally identified in Wuhan, China, and has since spread to a number of countries around the world, including the United States. The World Health Organization declared COVID-19 to be a global pandemic.  The direct and indirect effects of COVID-19 and its associated impacts on business activities, retail, travel, productivity and other economic activities have had, are currently having and may for some time continue to have a destabilizing effect on financial markets and economic activity.  As a result, Federal and State, including New York State, governments have passed legislation to counteract the economic impact of the pandemic.  The legislation had a direct impact on the banking industry and our financial operations, as described in Note 3 of the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.  The Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”), in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans and protected borrowers from negative credit reporting due to loan accommodations related to the national emergency. This legislation allowed the Company to provide loan payment deferrals to those borrowers that had incurred a significant economic impact as a result of the pandemic and allowed the Company to provide this relief without accounting for such loans as past due or as a troubled debt restructuring ("TDR)". New York State has also passed legislation which prevents residential evictions, foreclosure proceedings, tax lien sales or foreclosures, credit discrimination and negative credit reporting related to the COVID-19 pandemic. These moratoriums were originally going to last until May 1, 2021, but were extended until August 31, 2021 by New York State legislation that was signed into state law on May 4, 2021.

The Company implemented a loan modification program at the onset of the pandemic in the 2nd quarter of 2020 for impacted customers, in line with regulatory guidance, allowing customers to defer loan payments.  The majority of loan deferrals were granted for deferral of principal and interest payments for 90 days, and up to 180 days in some instances, with the loan repayment period extended by the deferral period.  The requests were evaluated individually and approved modifications were based on the unique circumstances of each borrower. At its maximum, the Company approved loan payment deferral requests of up to 90 days on 219 loans, representing $103.1 million, or 21.1% of the Bank’s loan portfolio. The number of loan payment deferral requests has decreased significantly and as of March 31, 2021, three borrowers representing five loans and $15.5 million, or 2.9% of the Bank’s loan portfolio, remained in the loan deferral program, as indicated below:

Loan Type	Number of Loans	Balance Outstanding	Weighted Average Interest Rate

Commercial real estate	3	$13,965	4.51%
Commercial business	2	1,541	5.15
	5	$15,506	4.57%

These loans were current at the time of modification and were not considered troubled debt restructurings based on the regulatory guidance and we have not accounted for the loans as TDRs, nor have we designated the loans as past due or non-accrual. At this time management has not downgraded its classification of the remaining five loans in the loan deferral program due to the quality of knowledge that our loan officers have obtained from their discussions with the borrowers and due to the strength of the collateral and guarantors.  Management continues to carefully monitor those borrowers who remain on payment deferral for additional signs of distress that would result in a downgrade in loan classification.

The Company originated 86 commercial loans representing $30.7 million under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) during 2020 to assist business customers who suffered from the economic impact of the pandemic. On December 27, 2020, President Trump signed another COVID-19 relief bill that extended and modified several provisions of the PPP.  The SBA reactivated the PPP on January 11, 2021.  The Bank is originating additional PPP loans from this modified program, which will currently extend until May 31, 2021.  In the three months ended March 31, 2021, the Bank had originated and received SBA approval on 29 PPP loans totaling $9.7 million and received $158,000 in related net deferred PPP fees under the 2021 PPP authorization.  Upon funding the loans, the net fees were deferred and will be amortized over the life of the loans as an adjustment to yield.  As of March 31, 2021, 18 PPP loans totaling $5.1 million had been forgiven by the SBA.  It is expected that most customers that received a PPP loan in 2020 will apply and receive PPP loan forgiveness during the next nine months, upon which any unamortized deferred fees will be recognized as an adjustment to interest income.  During the three months ended March 31, 2021, a total of $81,000 in net PPP fees had been recognized by the Bank including fees recognized upon forgiveness and continuing amortization of fees from the 2020 and 2021 PPP originations.  At March 31, 2021, there were $23.0 million in PPP loans outstanding and recorded as commercial business loans. PPP loans are fully guaranteed by the SBA and are not considered when determining the allowance for loan losses. In addition, these loans are classified as pass and are reported as current when determining payment status.

The Company continues to evaluate the disruption caused by the pandemic and the impact of the federal and state regulations that have been enacted due to the pandemic, as these events may have a material adverse impact on the Company’s future results, operations, financial position, capital and liquidity.  At this time the Company cannot quantify the potential impact of the pandemic on future operations.

Note 4 – Investment Securities

The amortized cost and fair value of securities are as follows:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES:
Debt Securities Available for Sale
U.S. government agencies	$2,010	$206	$-	$2,216
Municipal bonds	42,681	1,067	(148)	43,600
Mortgage-backed securities:
Collateralized mortgage obligations-private label	16	-	-	16
Collateralized mortgage obligations-government sponsored entities	19,075	475	(121)	19,429
Government National Mortgage Association	100	10	-	110
Federal National Mortgage Association	3,806	94	(39)	3,861
Federal Home Loan Mortgage Corporation	5,923	128	(107)	5,944
Asset-backed securities-private label	-	136	-	136
Asset-backed securities-government sponsored entities	22	2	-	24
Total Debt Securities Available for Sale	$73,633	$2,118	$(415)	$75,336
Equity Securities	22	24	-	46
Total Securities	$73,655	$2,142	$(415)	$75,382

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES:
Debt Securities Available for Sale
U.S. government agencies	$2,010	$327	$-	$2,337
Municipal bonds	43,466	1,430	(3)	44,893
Mortgage-backed securities:
Collateralized mortgage obligations-private label	16	-	-	16
Collateralized mortgage obligations-government sponsored entities	22,527	549	(25)	23,051
Government National Mortgage Association	116	11	-	127
Federal National Mortgage Association	4,209	130	-	4,339
Federal Home Loan Mortgage Corporation	4,143	152	(2)	4,293
Asset-backed securities-private label	-	147	-	147
Asset-backed securities-government sponsored entities	27	3	-	30
Total Debt Securities Available for Sale	$76,514	$2,749	$(30)	$79,233
Equity Securities	22	30	-	52
Total Securities	$76,536	$2,779	$(30)	$79,285

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At March 31, 2021 and December 31, 2020, thirty-one municipal bonds with a cost of $10.8 million and fair value of $11.2 million were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. In addition, at March 31, 2021 twenty municipal bonds with a cost of $6.0 million and fair value of $6.2 million were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2020, sixteen municipal bonds with a cost of $4.2 million and fair value of $4.4 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
March 31, 2021
Municipal bonds	$8,818	(148)	$-	$-	$8,818	$(148)
Mortgage-backed securities	8,539	(266)	37	(1)	8,576	(267)
	$17,357	$(414)	$37	$(1)	$17,394	$(415)

December 31, 2020
Municipal bonds	$539	(3)	$-	$-	$539	$(3)
Mortgage-backed securities	7,166	(26)	76	(1)	7,242	(27)
	$7,705	$(29)	$76	$(1)	$7,781	$(30)

The Company reviews all investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly.

At March 31, 2021, the Company’s investment portfolio included thirty-three securities in the “unrealized losses less than twelve months” category and one security in the “unrealized losses twelve months or more” category. Management has the intent and ability to hold these securities until maturity. Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive income, net of tax expense on the Company’s consolidated statements of stockholders’ equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Beginning balance	$221	$294
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(21)	(16)
Ending balance	$200	$278

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the three months ended March 31, 2021 and 2020, the Company did not sell any debt securities.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
March 31, 2021:
Less than one year	$665	$678
After one year through five years	5,419	5,434
After five years through ten years	10,252	10,578
After ten years	28,355	29,126
Mortgage-backed securities	28,920	29,360
Asset-backed securities	22	160
	$73,633	$75,336

Equity Securities

At March 31, 2021 and December 31, 2020, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended March 31, 2021 and 2020, the Company recognized an unrealized loss of $6,000 and $36,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no sales of equity securities during the three months ended March 31, 2021 and 2020.

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

The following tables summarize the activity in the allowance for loan losses for the three months ended March 31, 2021 and 2020 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of March 31, 2021 and December 31, 2020:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2021
Allowance for Loan Losses:
Balance – January 1, 2021	$346	$172	$4,052	$434	$676	$27	$150	$5,857
Charge-offs	-	-	-	-	-	(6)	-	(6)
Recoveries	-	-	1	-	-	2	-	3
Provision (credit)	29	48	105	43	(89)	1	13	150
Balance – March 31, 2021	$375	$220	$4,158	$477	$587	$24	$163	$6,004
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$375	$220	$4,158	$477	$587	$24	$163	$6,004

Gross Loans Receivable (1):
Ending balance	$152,729	$47,907	$263,687	$31,779	$43,562	$1,184	$-	$540,848
Ending balance: individually evaluated for impairment	$234	$15	$-	$-	$-	$-	$-	$249
Ending balance: collectively evaluated for impairment	$152,495	$47,892	$263,687	$31,779	$43,562	$1,184	$-	$540,599

(1) Gross Loans Receivable does not include allowance for loan losses of $(6,004) or deferred loan costs of $3,340.

(2) Includes one- to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total

	(Dollars in thousands)
March 31, 2020
Allowance for Loan Losses:
Balance – January 1, 2020	$436	$129	$2,682	$388	$478	$26	$128	$4,267
Charge-offs	-	-	-	-	(5)	(8)	-	(13)
Recoveries	-	-	1	-	2	3	-	6
Provision (credit)	45	35	374	81	56	6	(97)	500
Balance – March 31, 2020	$481	$164	$3,057	$469	$531	$27	$31	$4,760

(1) Includes one– to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2020
Allowance for Loan Losses:
Balance – December 31, 2020	$346	$172	$4,052	$434	$676	$27	$150	$5,857
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$346	$172	$4,052	$434	$676	$27	$150	$5,857

Gross Loans Receivable (1):
Ending Balance	$150,660	$47,603	$257,321	$28,923	$40,772	$1,353	$-	$526,632
Ending balance: individually evaluated for impairment	$238	$15	$-	$-	$-	$-	$-	$253
Ending balance: collectively evaluated for impairment	$150,422	$47,588	$257,321	$28,923	$40,772	$1,353	$-	$526,379

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Three Months Ended
	At March 31, 2021			March 31, 2021
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$234	$234	$-	$236	$3
Home equity	15	15	-	15	-
Total impaired loans	249	249	-	251	3

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2020			December 31, 2020
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$238	$238	$-	$306	$15
Home equity	15	15	-	16	1
Total impaired loans	253	253	-	322	16

The following tables provide an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
March 31, 2021:
Real Estate Loans:
Residential, one- to four-family(1)	$467	$262	$1,414	$2,143	$150,586	$152,729	$2,165
Home equity	28	-	614	642	47,265	47,907	695
Commercial	-	-	-	-	263,687	263,687	-
Construction - commercial	-	-	-	-	31,779	31,779	-
Other Loans:
Commercial(2)	-	-	-	-	43,562	43,562	-
Consumer	-	1	3	4	1,180	1,184	3
Total	$495	$263	$2,031	$2,789	$538,059	$540,848	$2,863

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2020:
Real Estate Loans:
Residential, one- to four-family(1)	$920	$552	$1,361	$2,833	$147,827	$150,660	$2,392
Home equity	173	64	645	882	46,721	47,603	706
Commercial	-	-	-	-	257,321	257,321	-
Construction - commercial	-	-	-	-	28,923	28,923	-
Other Loans:
Commercial(2)	-	-	-	-	40,772	40,772	-
Consumer	12	4	4	20	1,333	1,353	3
Total	$1,105	$620	$2,010	$3,735	$522,897	$526,632	$3,101

 (1) Includes one- to four-family construction loans.

(2) Includes $23.0 million and $18.1 million of PPP loans at March 31, 2021 and December 31, 2020, respectively, which do not require payments for a certain amount of time under the CARES Act and are 100% guaranteed by SBA.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of March 31, 2021 and December 31, 2020:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
March 31, 2021
Real Estate Loans:
Residential, one- to four-family(1)	$150,463	$-	$2,266	$-	$-	$152,729
Home equity	46,915	-	992	-	-	47,907
Commercial(2)	247,794	15,310	583	-	-	263,687
Construction - commercial	31,779	-	-	-	-	31,779
Other Loans:
Commercial(3)	38,926	999	3,637	-	-	43,562
Consumer	1,181	-	3	-	-	1,184
Total	$517,058	$16,309	$7,481	$-	$-	$540,848

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2020
Real Estate Loans:
Residential, one- to four-family(1)	$148,291	$-	$2,369	$-	$-	$150,660
Home equity	46,543	-	1060	-	-	47,603
Commercial(2)	242,527	14,202	592	-	-	257,321
Construction - commercial	28,923	-	-	-	-	28,923
Other Loans:
Commercial(3)	35,507	1,022	4243	-	-	40,772
Consumer	1,350	-	3	-	-	1,353
Total	$503,141	$15,224	$8,267	$-	$-	$526,632

(1) Includes one- to four-family construction loans.

(2) The Special Mention classification category for Commercial Real Estate loans includes a $13.3 million loan relationship that is well collateralized.

(3) The Pass/Performing category for Commercial Loans includes $23.0 million and $18.1 million of PPP loans at March 31, 2021 and December 31, 2020, respectively, which do not require payments for a certain amount of time under the CARES Act and are 100% guaranteed by SBA.

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At March 31, 2021
Real Estate Loans:
Residential, one- to four-family	6	$234	1	$16	5	$218	-	$-
Home equity	1	15	-	-	1	15	-	-
Total	7	$249	1	$16	6	$233	-	$-

At December 31, 2020
Real Estate Loans:
Residential, one- to four-family	6	$238	1	$18	5	$220	-	$-
Home equity	1	15	-	-	1	15	-	-
Total	7	$253	1	$18	6	$235	-	$-

No additional loan commitments were outstanding to these borrowers at March 31, 2021 and December 31, 2020.

The following table details the activity in loans which were first deemed to be TDRs during the three months ended March 31, 2020.

	For The Three Months Ended March 31, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$59	$59
Home equity	1	16	16
Total	2	$75	$75

There were no loans restructured and classified as TDRs during the three month period ended March 31, 2021.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $51,000 and $58,000 at March 31, 2021 and December 31, 2020, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.9 million and $1.8 million at March 31, 2021 and December 31, 2020, respectively.

Note 6 – Earnings per Share

Earnings per share was calculated for the three months ended March 31, 2021 and 2020, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), by the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan (“RRP”), and by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2021	2020
Numerator – net income	$1,688,000	$731,000
Denominator:
Basic weighted average shares outstanding	5,913,111	5,986,793
Increase in weighted average shares outstanding due to:
Stock options	776	-
Diluted weighted average shares outstanding (1)	5,913,887	5,986,793

Earnings per share:
Basic	$0.29	$0.12
Diluted	$0.29	$0.12

(1)

Stock options to purchase 64,547 shares under the Company’s 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 per share were outstanding during the three month period ended March 31, 2020, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 7 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  There were no loss reserves associated with these commitments at March 31, 2021 and December 31, 2020. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	March 31,	December 31,
	2021	2020
	(Dollars in thousands)

Commitments to grant loans	$42,823	$47,065
Unfunded commitments under lines of credit	69,750	66,134

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

Note 8 – Stock-based Compensation

As of March 31, 2021, the Company had four stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $71,000 and $68,000 for the three months ended March 31, 2021 and 2020, respectively.

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

A summary of the status of the Stock Option Plan during the three months ended March 31, 2021 and 2020 is presented below:

:

	2021			2020
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	64,548	$14.38		64,548	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Outstanding at end of period	64,548	$14.38	5.6 years	64,548	$14.38	6.6 years

Options exercisable at end of period	51,636	$14.38	5.6 years	38,726	$14.38	6.6 years

Fair value of options granted	-	$-		-	$-

At March 31, 2021, stock options had an intrinsic value of $39,000 and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the three months ended March 31, 2021 and 2020. Compensation expense related to the Stock Option Plan for the three month periods ended March 31, 2021 and 2020 was $8,000. At March 31, 2021, $19,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of 7 months.

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

As of March 31, 2021, there were 117,407 shares vested or distributed to eligible participants under the RRP. Compensation expense amounted to $5,000 and $6,000 for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, $13,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of 7 months.

A summary of the status of unvested shares under the RRP for the three months ended March 31, 2021 and 2020 is as follows:

	At March 31, 2021	Weighted Average Grant Price (per Share)	At March 31, 2020	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	1,618	$14.38	3,255	$14.37
Granted	-	-	-	-
Vested	-	-	-	-
Unvested shares outstanding at end of period	1,618	$14.38	3,255	$14.37

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

The Board of Directors granted restricted stock awards under the EIP during the three months ended March 31, 2021 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 24, 2021	4,656	100% on December 10, 2021	$15.65	Non-employee directors
March 24, 2021	16,302	100% on February 24, 2024 if three year performance metric is achieved	15.10	Employees

A summary of the status of unvested restricted stock awards under the EIP for the three months ended March 31, 2021 and 2020 is as follows:

	At March 31, 2021	Weighted Average Grant Price (per Share)	At March 31, 2020	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	14,986	$15.39	-	$-
Granted	20,958	15.22	20,830	15.42
Forfeited	(1,392)	15.26	-	-
Unvested shares outstanding at end of period	34,552	$15.29	20,830	$15.42

As of March 31, 2021, there were 89,085 shares of restricted stock that vested or was distributed to eligible participants under the EIP. Compensation expense related to unvested restricted stock awards under the EIP amounted to $26,000 and $23,000 for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, $438,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 35 months.

A summary of the status of stock options under the EIP for the three months ended March 31, 2021 and 2020 is presented below:

	2021			2020
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	5.6 years	20,000	$14.38	6.6 years

Options exercisable at end of period	15,998	$14.38	5.6 years	11,999	$14.38	6.6 years

Fair value of options granted	-	-		-	-

At March 31, 2021, stock options had an intrinsic value of $12,200 and there were no remaining options available for grant under the EIP.    Compensation expense related to stock options outstanding under the EIP amounted to $3,000 for the three months ended March 31, 2021 and March 31, 2020. At March 31, 2021, $6,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 7 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of March 31, 2021, the balance of the loan to the ESOP was $1.5 million and the fair value of unallocated shares was $1.8 million, respectively. As of March 31, 2021, there were 81,719 allocated shares and 119,024 unallocated shares compared to 78,238 allocated shares and 126,960 unallocated shares at March 31, 2020. The ESOP compensation expense was $29,000 for the three months ended March 31, 2021 and $28,000 for the three months ended March 31, 2020 based on 1,984 shares earned in each of those quarters.

Note 9 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2021 and December 31, 2020 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

The Company’s consolidated statements of financial condition contain investment securities and derivative instruments that are recorded at fair value on a recurring basis.  For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2021 and December 31, 2020 were as follows:

	Fair Value Measurements at March 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$2,216	$2,216	$-	$-
Municipal bonds	43,600	-	43,600	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	16	-	16	-
Collateralized mortgage obligations-government sponsored entities	19,429	-	19,429	-
Government National Mortgage Association	110	-	110	-
Federal National Mortgage Association	3,861	-	3,861	-
Federal Home Loan Mortgage Corporation	5,944	-	5,944	-
Asset-backed securities:
Private label	136	-	136	-
Government sponsored entities	24	-	24	-
Total Debt Securities Available for Sale	$75,336	$2,216	$73,120	$-
Equity securities	46	46	-	-
Total Securities	$75,382	$2,262	$73,120	$-
Interest Rate Swap(1)	$(173)	$-	$(173)	$-

(1)	Included in Other Liabilities on the consolidated statements of financial condition.

	Fair Value Measurements at December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$2,337	$2,337	$-	$-
Municipal bonds	44,893	-	44,893	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	16	-	16	-
Collateralized mortgage obligations-government sponsored entities	23,051	-	23,051	-
Government National Mortgage Association	127	-	127	-
Federal National Mortgage Association	4,339	-	4,339	-
Federal Home Loan Mortgage Corporation	4,293	-	4,293	-
Asset-backed securities:			-
Private label	147	-	147	-
Government sponsored entities	30	-	30	-
Total Debt Securities Available for Sale	$79,233	$2,337	$76,896	$-
Equity securities	52	52	-	-
Total Securities	$79,285	$2,389	$76,896	$-
Interest Rate Swap(1)	$(259)	$-	$(259)	$-

(1)	Included in Other Liabilities on the consolidated statements of financial condition

Level 2 inputs for assets or liabilities measured at fair value on a recurring basis might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment projections, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means. The following is a description of valuation methodologies used for financial assets recorded at fair value on a recurring basis:

•

Investment securities – the fair values are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment projections, credit information and the security’ terms and conditions, among other things.  Level 2 securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers.

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2021 and December 31, 2020 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At March 31, 2021
Foreclosed real estate	$51	$-	$-	$51

At December 31, 2020
Foreclosed real estate	$58	$-	$-	$58

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At March 31, 2021
Foreclosed real estate	$51	Market valuation of property (1)	Direct Disposal Costs (2)	7.00%	7.00%
At December 31, 2020
Foreclosed real estate	$58	Market valuation of property (1)	Direct Disposal Costs (2)	7.00%	7.00%

(1)	Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)

The fair value basis of foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

At March 31, 2021 and December 31, 2020, foreclosed real estate valued using Level 3 inputs had a carrying amount of $67,000. At March 31, 2021 and December 31, 2020, foreclosed real estate valued using Level 3 inputs had valuation allowances of $16,000 and $9,000, respectively.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at March 31, 2021
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$51,960	$51,960	$51,960	$-	$-
Securities	75,382	75,382	2,262	73,120	-
Federal Home Loan Bank stock	1,837	1,837	-	1,837	-
Loans receivable, net	538,184	528,977	-	-	528,977
Accrued interest receivable	3,025	3,025	-	3,025	-
Financial liabilities:
Deposits	582,560	586,385	-	586,385	-
Long-term debt	28,250	29,105	-	29,105	-
Accrued interest payable	67	67	-	67	-
Interest rate swap	173	173	-	173	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2020
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$42,975	$42,975	$42,975	$-	$-
Securities	79,285	79,285	2,389	76,896	-
Federal Home Loan Bank stock	1,905	1,905	-	1,905	-
Loans receivable, net	524,143	519,551	-	-	519,551
Accrued interest receivable	2,987	2,987	-	2,987	-
Financial liabilities:
Deposits	560,259	565,655	-	565,655	-
Long-term debt	29,750	30,811	-	30,811	-
Accrued interest payable	70	70	-	70	-
Interest rate swap	259	259	-	259	-
Off-balance-sheet financial instruments	-	-	-	-	-

Note 10 – Treasury Stock

During the three months ended March 31, 2021, the Company repurchased 43,834 shares of common stock at an average cost of $14.88 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of March 31, 2021, there were 35,873 shares remaining to be repurchased under the existing stock repurchase program. During the three months ended March 31, 2021, the Company transferred 20,958 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the three months ended March 31, 2021, there were 1,392 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to forfeitures.

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

Note 11 – Other Comprehensive Income

In addition to presenting the consolidated statements of comprehensive income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive (loss) income for the periods presented:

	For the Three Months Ended March 31, 2021			For The Three Months Ended March 31, 2020
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Net unrealized (losses) gains on securities:
Net unrealized (losses) gains arising during the period	$(995)	$209	$(786)	$1,064	$(223)	$841
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(21)	4	(17)	(16)	3	(13)
Total Other Comprehensive (Loss) Income	$(1,016)	$213	$(803)	$1,048	$(220)	$828

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income		Affected Line Item
Comprehensive Income	for the three months ended March 31,		on the Consolidated
Components	2021	2020	Statements of Income
	(Dollars in thousands)
Net unrealized gains on securities:
Recovery on previously impaired investment securities	$(21)	$(16)	Recovery on previously impaired investment securities
Provision for income tax expense	4	3	Income Tax Expense
Total reclassification for the period	$(17)	$(13)	Net Income

Note 12 – Subsequent Events

On April 28,  2021, the Board of Directors declared a quarterly cash dividend of $0.13 per share on the Company’s common stock, payable on May 21,  2021 to shareholders of record as of May 10,  2021. Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 62.8% of the Company’s total outstanding stock, has elected to waive receipt of the dividend on its shares. On March 4,  2021, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 3,  2022, aggregating up to $0.54 per share. The MHC waived $473,000 of dividends during the three months ended March 31,  2021. Cumulatively the MHC has waived approximately $14.6 million of cash dividends as of March 31,  2021. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the following:

•

risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues, the effectiveness of vaccination programs, the effect of the pandemic on the general economy and on the businesses of our borrowers; and the inability of employees to work due to illness or quarantine;

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
•

reputational risks relating to the Company’s participation in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) and other pandemic-related legislative and regulatory initiatives and programs;

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations.  It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  The detailed discussion focuses on our consolidated financial condition as of March 31, 2021 compared to the consolidated financial condition as of December 31, 2020 and the consolidated results of operations for the three months ended March 31, 2021 and 2020.

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

To operate successfully, we must manage various types of risk, including but not limited to, interest rate risk, credit risk, liquidity risk, operational and information technology risks, strategic risk, reputation risk and compliance risk. A significant form of market risk for the Company is interest rate risk, as the Company’s assets and liabilities are sensitive to changes in interest rates.  Interest rate risk is the exposure of our net interest income to adverse movements in interest rates. Net interest income is our primary source of revenue and interest rate risk is a significant non-credit related risk to which our Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of our assets and liabilities. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers and debt issuers to repay loans and debt securities, the volume of loan repayments and refinancing, the flow and mix of deposits and the fair value of securities.  In recent years, the Company has adjusted its strategies to manage interest rate risk by originating a greater volume of shorter-term, adjustable rate commercial real estate and commercial business loans and increasing its concentration of core deposits, which are less interest rate sensitive. In the third quarter of 2018 and the first quarter of 2020, the Company entered into interest rate swap arrangements with a total notional amount of $6.0 million to convert portions of its interest earning assets into fixed or adjustable rate interest-earning assets, as applicable, to manage its exposure to movements in interest rates.

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

RECENT MARKET CONDITIONS, RELATED RISKS AND UNCERTAINTIES

During the first quarter of 2020, an outbreak of a novel strain of coronavirus (“COVID-19”) was originally identified in Wuhan, China, and has since spread to a number of countries around the world, including the United States. The World Health Organization declared COVID-19 to be a global pandemic.  In response to the COVID-19 pandemic, the federal government, the New York State governor and state agencies, along with national, state and local health agencies have taken and continue to take actions designed to mitigate the effect of the virus on public health and to address the economic impact from the virus.  The Federal Reserve reduced the overnight federal funds rate by 150 basis points in March 2020 and announced the resumption of quantitative easing.  Congress passed a number of measures in late March 2020, designed to infuse cash into the economy to offset the negative impacts of business closings and restrictions.

The Company quickly responded to the changing environment at the onset of the pandemic by successfully executing its business continuity plan, including implementing work from home arrangements and limiting branch activities.  Once the branches received the tools and services necessary to implement appropriate social distancing protocols and enhanced cleaning services, in-person customer service activities resumed.  As of March 31, 2021, all branches were fully open with adherence to health and safety requirements, including, among other things, face mask requirements and social distancing measures.

The direct and indirect effects of COVID-19 and its associated impacts on business activities, retail, restaurants and bars, travel, productivity and other activities have had, are currently having and may for some time continue to impact financial markets and economic activity.  The extent of the impact of the ongoing COVID-19 pandemic on our operational and financial performance remains uncertain, cannot be predicted and will depend on certain developments, including, among others, the effectiveness of vaccination and achievement of herd immunity, the ability to sustainably limit the spread of COVID-19 and/or its variants, improvement in employment rates and the recovery of economic activity in our market areas as pandemic restrictions are relaxed. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, specifically Part I. Item 1. Business and Part I. Item 1A. Risk Factors, for additional details on the related risks and the impact of the pandemic, along with a description of Company’s actions taken to address the pandemic during 2020, which includes the origination of Paycheck Protection Program (“PPP”) loans under a program authorized by the Small Business Administration and a loan modification program in line with regulatory guidance which allowed impacted customers to defer loan payments.

In light of the uncertain economic outlook as a result of COVID-19, as well as other factors, the 10-year Treasury yield has fallen to historic lows, and the equity markets have been and remain volatile. The Federal Reserve’s actions and other effects of the COVID-19 pandemic may negatively impact our interest income and, therefore, our earnings, financial condition and results of operations.  As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact our provision for loan losses.  As restrictions on foreclosure activity are lifted, the Company may incur potential losses and increased expenses to restart collection activities on past due loans.  Other financial impacts could occur though such potential impact is unknown at this time. Refer to Note 3 – COVID 19 elsewhere in this Form 10-Q for a description of actions taken by the Company to assist borrowers that have been impacted by the pandemic.

As of March 31, 2021, the Bank’s capital ratios were in excess of all regulatory requirements.  While management believes we have sufficient capital to withstand potential losses that may occur as a result of the COVID-19 pandemic, our regulatory capital ratios could be adversely impacted by further credit losses.  The Company maintains access to multiple sources of liquidity which could be used to support capital ratios.

Management Strategy

There have been no material changes in the Company’s management strategy from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Some of these policies require significant judgment, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of securities valuation, impairment of securities and income taxes. There have been no material changes in critical accounting policies since December 31, 2020.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2021			March 31, 2020
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$31,735	$6	0.08%	$27,619	$66	0.96%
Securities(1)	79,113	474	2.40%	73,055	551	3.02%
Loans	530,676	5,577	4.20%	472,027	5,674	4.81%
Total interest-earning assets	641,524	6,057	3.78%	572,701	6,291	4.39%
Other assets	45,483			43,994
Total assets	$687,007			$616,695

Interest-bearing liabilities
Demand & NOW accounts	$81,381	$19	0.09%	$59,015	$17	0.12%
Money market accounts	160,230	85	0.21%	147,439	438	1.19%
Savings accounts	67,701	9	0.05%	54,665	8	0.06%
Time deposits	157,663	514	1.30%	168,462	738	1.75%
Borrowed funds & other interest-bearing liabilities	29,629	160	2.16%	35,392	194	2.19%
Total interest-bearing liabilities	496,604	787	0.63%	464,973	1,395	1.20%
Other non-interest bearing liabilities	103,666			67,669
Stockholders' equity	86,737			84,053
Total liabilities & stockholders' equity	$687,007			$616,695
Net interest income		$5,270			$4,896
Interest rate spread			3.15%			3.19%
Net interest margin			3.29%			3.42%

(1)	The tax equivalent adjustment for tax exempt securities results in rates of 2.79% and 3.44% for the three months ended March 31, 2021 and 2020, respectively.
(2)	Annualized.

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

	Three Months Ended March 31, 2021
	Compared to
	Three Months Ended March 31, 2020
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(69)	$9	$(60)
Securities	(120)	43	(77)
Loans, including fees	(758)	661	(97)
Total interest-earning assets	(947)	713	(234)
Interest-bearing liabilities:
Demand & NOW accounts	(4)	6	2
Money market accounts	(388)	35	(353)
Savings accounts	(1)	2	1
Time deposits	(179)	(45)	(224)
Total deposits	(572)	(2)	(574)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(5)	(29)	(34)
Total interest-bearing liabilities	(577)	(31)	(608)
Total change in net interest income	$(370)	$744	$374

\

As shown in the above table, the increase in net interest income for first quarter 2021 was primarily impacted by a decrease in the average cost of interest bearing liabilities that was partially offset by a decrease in the average yield on interest earning assets.  The impact was primarily driven by a decrease in market interest rates when compared to the prior year period.  The decrease in the average yield on interest earning assets was partially offset by an increase in the volume of loans.  The average balance of the loan portfolio increased $68.8 million, or 12.0%, during the 2021 first quarter as compared to the prior year quarter.  The increase in the average balance of the loan portfolio was primarily due to an increase in the average balances of commercial real estate, commercial construction and PPP loans. Net interest margin decreased 13 basis points to 3.29% for the first quarter 2021 as compared to first quarter 2020. The net interest margin for the 2021 first quarter was primarily impacted by a 61 basis points decrease in the average yield on interest-earning assets when compared to the prior year period primarily due to a decrease in market interest rates. The decrease in net interest margin was partially offset by a decrease in the average interest rate paid on interest bearing liabilities which decreased from 1.20% during first quarter 2020 to 0.63% during first quarter 2021 due to a decrease in market interest rates. The decrease in the average interest rate paid on interest bearing liabilities during the three months ended March 31, 2021 was partially offset by a $37.4 million increase in the average balance of interest-bearing deposits in comparison to the three months ended March 31, 2020.  The increase in the average balance of interest-bearing deposits was primarily driven by organic growth, the deposit of PPP loan proceeds and government stimulus funds and the impact of COVID-19 on consumer and business spending and savings levels.

Comparison of Financial Condition at March 31,  2021 and December 31, 2020

Total assets at March 31, 2021 were $705.7 million, an increase of $19.5 million, or 2.8%, from $686.2 million at December 31, 2020.  The increase in total assets was primarily due to a $14.0 million increase in loans receivable, net and a $9.0 million increase in cash and cash equivalents driven by deposit growth, partially offset by a $3.9 million decrease in securities.

Cash and cash equivalents increased by $9.0 million, or 20.9%, from $43.0 million at December 31, 2020 to $52.0 million at March 31, 2021.  The increase was primarily due to a $22.3 million increase in deposits and a $2.9 million net cash inflow related to net pay-downs of securities, partially offset by a $14.0 million net cash outflow relating to net loan originations and principal collections and a $1.5 million net cash outflow to pay down long-term debt.

Securities decreased by $3.9 million, or 4.9%, from $79.3 million at December 31, 2020 to $75.4 million at March 31, 2021.  The decrease was primarily due to security paydowns as a result of maturities, calls and prepayments, along with a decrease in unrealized mark to market gains during the three months ended March 31, 2021, which was partially offset by the purchase of securities.

Net loans receivable increased during the three months ended March 31, 2021 as shown in the table below:

	At March 31,	At December 31,	Change
	2021	2020	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$152,729	$150,660	$2,069	1.4%
Home equity	47,907	47,603	304	0.6%
Commercial	263,687	257,321	6,366	2.5%
Construction - Commercial	31,779	28,923	2,856	9.9%
Total real estate loans	496,102	484,507	11,595	2.4%
Other Loans:
Commercial	43,562	40,772	2,790	6.8%
Consumer	1,184	1,353	(169)	(12.5)%
Total gross loans	540,848	526,632	14,216	2.7%
Allowance for loan losses	(6,004)	(5,857)	(147)	2.5%
Net deferred loan costs	3,340	3,368	(28)	(0.8)%
Loans receivable, net	$538,184	$524,143	$14,041	2.7%

(1)	Includes one- to four-family construction loans.

The $14.0 million, or 2.7%, increase in loans receivable, net was primarily due to increases in commercial real estate, commercial construction, commercial business (primarily PPP loan originations) and residential, one- to four-family loans.  The outstanding balance of PPP loans was $23.0 million at March 31, 2021.  During the three months ended March 31, 2021, we remained strategically focused on originating shorter duration, adjustable rate commercial real estate loans and commercial business loans to diversify our asset mix and to properly manage interest rate risk.  The origination of the SBA guaranteed PPP loans during the first quarter 2021, under the newly modified program that was approved during December 2020, provided additional interest rate risk protection and shortened the duration of our loan portfolio.

Loans Past Due and Non-Performing Assets.  The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At March 31,	At December 31,
	2021	2020
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$81	$2
Home equity	-	-
Commercial	-	-
Construction – Commercial and Residential, one- to four-family
Other loans:
Commercial	-	-
Consumer	-	-
Total	$81	$2
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,165	$2,392
Home equity	695	706
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	3	3
Total non-accrual loans	2,863	3,101
Total non-performing loans	2,944	3,103
Foreclosed real estate	51	58
Total non-performing assets	$2,995	$3,161
Ratios:
Non-performing loans as a percent of total net loans:	0.55%	0.59%
Non-performing assets as a percent of total assets:	0.42%	0.46%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Residential, one- to four-family	$16	$18
Performing loans
Real estate loans:
Residential, one- to four-family	$218	$220
Home equity	15	15

Total non-performing assets decreased by $166,000, or 5.3%, to $3.0 million at March 31, 2021 from $3.2 million at December 31, 2020, primarily due to a decrease in non-performing residential, one- to four-family real estate loans during the first three months of 2021.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated:

	At or for the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of year	$5,857	$4,267
Provision for loan losses	150	500
Charge-offs:
Real estate loans:
Residential, one- to four-family	-	-
Home equity	-	-
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	(5)
Consumer	(6)	(8)
Total charge-offs	(6)	(13)
Recoveries:
Real estate loans:
Residential, one- to four-family	-	-
Home equity	-	-
Commercial	1	1
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	2
Consumer	2	3
Total recoveries	3	6
Net charge-offs	(3)	(7)
Balance at end of period	$6,004	$4,760
Average loans outstanding	$530,676	$472,027
Allowance for loan losses as a percent of total net loans	1.12%	1.01%
Allowance for loan losses as a percent of non-performing loans	203.94%	119.42%
Ratio of net charge-offs to average loans outstanding(1)	0.00%	(0.01)%

(1)	Annualized

The table below shows changes in deposit balances by type of deposit account between March 31, 2021 and December 31, 2020:

	At March 31,	At December 31,	Change
	2021	2020	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$104,764	$91,946	$12,818	13.9%
Interest bearing	83,530	84,839	(1,309)	(1.5)%
Money market	165,738	158,505	7,233	4.6%
Savings	71,797	65,643	6,154	9.4%
Total core deposits	425,829	400,933	24,896	6.2%
Non-core Deposits
Time deposits	156,731	159,326	(2,595)	(1.6)%
Total deposits	$582,560	$560,259	$22,301	4.0%

The increase in total deposits was primarily due to an overall increase in net core deposits, partially offset by a decrease in time deposits. A majority of the growth in core deposits during the three months ended March 31, 2021 was primarily due to organic growth and the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts. The Company’s strategic focus continues to be centered on organic growth of low-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

Long-term debt consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $1.5 million, or 5.0%, from $29.8 million at December 31, 2020 to $28.3 million at March 31, 2021. The decrease was due to the Company paying off maturing debt with excess cash on hand.

Total stockholders’ equity at March 31, 2021 and December 31, 2020 was $86.0 million and $85.9 million, respectfully.  Stockholders’ equity as of March 31, 2021 reflected first quarter 2021 net income of $1.7 million, which was nearly offset by a decrease in accumulated other comprehensive income, an increase in treasury stock and by dividends paid during the three months ended March 31, 2021.

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

General.    Net income was $1.7 million for the three months ended March 31, 2021, or $0.29 per diluted share, an increase of $1.0 million, or 130.9%, compared to net income of $731,000, or $0.12 per diluted share, for the three months ended March 31, 2020.  Net income for the three months ended March 31, 2021 reflected a $374,000 increase in net interest income, a $365,000 increase in non-interest income and a $350,000 decrease in provision for loans losses which was partially offset by a $177,000 increase in income tax expense when compared to the three months ended March 31, 2020.

Interest Income.  Interest income decreased by $234,000, or 3.7%, to $6.1 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 primarily due to a decrease in market interest rates since March 31, 2020. Loan interest income decreased by $97,000, or 1.7%, to $5.6 million for the three months ended March 31, 2021 primarily due to a decrease in the average yield on the loan portfolio. The average yield decreased by 61 basis points from 4.81% for the three months ended March 31, 2020 to 4.20% for the three months ended March 31, 2021. The decrease in the average yield on loans was due to a decrease in market interest rates since March 31, 2020.  It was also due to the portfolio of PPP loans, which have an interest rate of 1.00% as per the SBA guidelines.  The net yield on the PPP loans, when including the deferred origination fee income and cost, averaged 2.00%, which is well below traditional loan yields. The decrease in loan interest income was partially offset by an increase in the  average balance of the loan portfolio by $58.6 million, or 12.4%, from $472.0 million for the three months ended March 31, 2020 to $530.7 million for the three months ended March 31, 2021. The increase in the average balance of loans was primarily due to increases in the average balance of commercial real estate, commercial construction and commercial business loans.

Investment interest income decreased $77,000, or 14.0%, to $474,000 for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to a 62 basis points decrease in the average yield of the investment portfolio.  The average yield was 3.02% for the three months ended March 31, 2020 as compared to 2.40% for the three months ended March 31, 2021. The decrease in the average yield was due to a decrease in market interest rates since March 31, 2020 and purchases of new securities at lower interest rates.   The average balance of the investment portfolio increased from $73.1 million for the three months ended March 31, 2020 to $79.1 million for the three months ended March 31, 2021 primarily due to securities purchases which largely consisted of municipal bond purchases, partially offset by securities paydowns and redemptions of “callable” municipal bonds.

Other interest income decreased by $60,000, or 90.9%, to $6,000 for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The average yield decreased 88 basis points to 0.08% for the three months ended March 31, 2021 from 0.96% for the three months ended March 31, 2020, while the average balance of other interest earning assets increased from $27.6 million for the three months ended March 31, 2020 to $31.7 million for the three months ended March 31, 2021.  The decrease in the average yield was primarily due to the 150 basis points decrease in short term market interest rates since March 31, 2020. The increase in the average balance of other interest earning assets was primarily due to an increase in the average balance of interest earning deposits held by the Company that were only partially used to fund loan originations.

Interest Expense.    Interest expense decreased $608,000, or 43.6%, to $787,000 for the three months ended March 31, 2021 compared to $1.4 million for the three months ended March 31, 2020 primarily due to a decrease in interest paid on deposits. Interest paid on deposits decreased by $574,000, or 47.8%, to $627,000 for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020. The decrease in interest expense on deposits was primarily due to a 58 basis points decrease in the average rate paid on deposits due to the decrease in market interest rates since March 31, 2020. The decrease was partially offset by a $37.4 million, or 8.7%, increase in average deposit balances for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The average balance of deposits for the three months ended March 31, 2021 was $467.0 million with an average rate of 0.54% compared to the average balance of deposits of $429.6 million and an average rate of 1.12% for the three months ended March 31, 2020. The increase in the average balance of interest-bearing deposits was due to an increase in core deposit accounts primarily through organic growth and the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts.

Interest expense on long-term debt decreased by $33,000, or 18.8%, to $143,000 for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 primarily due to a decrease in the average balance of advances from the FHLBNY. The average balance of advances from the FHLBNY for the three months ended March 31, 2021 was $29.0 million with an average rate of 2.00% compared to an average balance of $34.7 million and an average rate of 2.04% for the three months ended March 31, 2020. The decrease in average balance was due to the Company paying off maturing debt with excess cash on hand since March 31, 2020.

Provision for Loan Losses.    A $150,000 provision to the allowance for loan losses was recorded during the three months ended March 31, 2021 compared to $500,000 for the three months ended March 31, 2020.  During the three months ended March 31, 2020, the Company’s provision for loan losses included  an adjustment of certain qualitative factors to take into account the uncertainty surrounding the impact of COVID-19 and related economic conditions on borrowers’ ability to repay loans.  The provision for the three months ended March 31, 2021 was primarily due to general reserves for loan originations during the period.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

During the three months ended March 31, 2021, the Company recorded a $148,000 net provision for commercial real estate and construction – commercial loans.  This consisted of a $121,000 general allowance to reflect inherent losses within the portfolio due to $9.2 million of organic growth during the 2021 period. It also included a $27,000 provision to reflect the $1.1 million increase in criticized and classified commercial real estate loans, which consists primarily of one loan relationship that is well-collateralized. An $89,000 net credit provision was recorded for commercial business loans which reflected a $62,000 credit allowance to account for a $600,000 decrease in criticized and classified commercial business loans.  Furthermore, a $27,000 credit allowance to account for a $2.1 million decrease in outstanding commercial business loans, excluding PPP loans, during the three months ended March 31, 2021 was recorded. A $78,000 provision was recorded for one-to four-family, home equity and consumer loans that primarily reflected adjustments to certain qualitative factors for these loan types, which was partially offset by a decrease in classified loans during the three months ended March 31, 2021. A $13,000 unallocated provision was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

During the three months ended March 31, 2020, the Company recorded a $500,000 provision to the allowance for loan losses.  The provision consisted of a $455,000 net provision for commercial real estate and construction – commercial loans, primarily to account for a $345,000 provision that reflected an adjustment of certain qualitative factors to take into account the uncertain impacts of COVID-19 on economic conditions and borrowers’ ability to repay loans   The provision was also impacted by an $82,000 general allowance due to a $6.1 million, or 2.5%, increase in the commercial real estate and construction – commercial loan portfolio since December 31, 2019, to reflect inherent losses within the portfolio and a $28,000 provision to reflect a $1.1 million increase in criticized and classified commercial real estate loans during the three months ended March 31, 2020. An $86,000 provision was recorded for one-to four-family, home equity and consumer loans primarily to reflect an increase in classified loans during the three months ended March 31, 2020. A $56,000 provision was recorded for commercial business loans primarily to reflect an adjustment of certain qualitative factors relating to the COVID-19 impact on economic conditions and an increase in criticized and classified loans during the three months ended March 31, 2020. During the three months ended March 31, 2020, a $97,000 unallocated credit to the provision for loan losses was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

Refer to Note 5  of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-Interest Income.   Non-interest income increased by $365,000, or 80.2%, to $820,000 for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was primarily due to a $243,000 increase in unrealized gains on derivative contracts and a $30,000 increase in unrealized gains on equity securities due to an increase in long-term interest rates during the three months ended March 31, 2021. The increase was also due to a $120,000 increase in gains on the sale of residential mortgage loans. We sell certain low, fixed rate residential mortgages into the secondary market to manage interest rate risk. We sold $3.3 million of such loans during the three months ended March 31, 2021 as compared to $1.7 million during the three months ended March 31, 2020. Non-interest income was also positively impacted by a $33,000 increase in debit card fee income. The increase in non-interest income was partially offset by a $51,000 decrease in service charges and fees and a $17,000 decrease in earnings on bank owned life insurance during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Non-Interest Expenses.    Non-interest expenses were $4.0 million for the three months ended March 31, 2021 and 2020. Salaries and employee benefits decreased $115,000, or 5.2%, primarily due to an increase in deferred salary expense related to loan originations, partially offset by an increase in employee salaries and incentive awards. Other expenses decreased $41,000, or 12.0%, primarily due to a decrease in travel, training, foreclosure and other real estate owned expenses. Advertising expense decreased $40,000, or 23.1%, primarily due to a change in the schedule and structure of our marketing activities. Postage and supplies decreased $13,000, or 17.1%, during the three months ended March 31, 2021. These decreases were offset by an increase in professional services expense of $54,000, or 25.1%, primarily due to an increase in consulting costs. FDIC Insurance expense increased $42,000 due to the receipt of small bank assessment credits during the three months ended March 31, 2020. Occupancy and equipment expenses increased $41,000, or 6.4%, primarily due to increases in building maintenance and repairs and also additional cleaning expense related to the COVID-19 pandemic. Data processing expenses increased $27,000, or 8.1%, primarily due to an increase in core system processing costs and activity.

Income Taxes Expense.    Income tax expense was $299,000 for the three months ended March 31, 2021, an increase of $177,000, or 145.1%, as compared to $122,000 for the three months ended March 31, 2020. The increase in income tax expense was primarily due to an increase in income before taxes and an increase in the effective tax rate.  The effective tax rate for the three months ended March 31, 2021 and 2020 was 15.0% and 14.3%, respectively. The increase in the effective tax rate was primarily due to a decrease in the mix of tax-exempt income derived from our municipal bond portfolio in relation to our pre-tax income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions, and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of March 31, 2021, the maximum amount that we can borrow from the FHLBNY was $111.8 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At March 31, 2021, we had outstanding advances under this agreement of $28.3 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.8 million and a fair value of $11.2 million as of March 31, 2021. There were no balances outstanding with the Federal Reserve Bank at March 31,  2021. We have also established lines of credits with correspondent banks for $31.0 million, of which $29.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of March 31,  2021.

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

Our primary investing activities include the origination of loans and the purchase of investment securities.  For the three months ended March 31, 2021, we originated loans of approximately $44.8 million as compared to approximately $26.8 million of loans originated during the three months ended March 31,  2020. Loan originations exceeded principal repayments and other deductions during the first three months of 2021 by $14.3  million. Purchases of investment securities totaled $2.5 million and $1.5 million during the three months ended March 31,  2021 and 2020, respectively.  These activities were funded primarily through deposit growth, principal payments received on loans and securities, borrowings and cash reserves.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $582.6 million at March 31,  2021, as compared to $560.3 million at December 31, 2020. Approximately $106.9 million of time deposit accounts are scheduled to mature within one year as of March 31,  2021. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

Capital

Federal regulations require a federal savings bank to meet certain capital standards, as discussed in the “Supervision and Regulation  - Federal Banking Regulation – Capital Requirements section included in our Annual Report on Form 10-K for the year ended December 31, 2020.

The federal banking agencies have developed a “Community Bank Leverage Ratio” (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities.  A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio in lieu of the general applicable risk-based capital requirements under Basel III.  If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.00%.   The Bank elected to be subject to this new definition when it became effective on January 1, 2020. Pursuant to the CARES Act, the federal banking agencies issued final rules that lowered the Community Bank Leverage Ratio during 2020.  Effective January 1, 2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. The ratio will return to 9% on January 1, 2022.

As of March 31, 2021, the Bank was considered a “qualifying community bank” and its Community Bank Leverage Ratio was 12.03%  so it was deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.

Off-Balance Sheet Arrangements

Other than loan commitments and two interest rate swap agreements that are not designated as hedging instruments, as previously noted, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  Refer to Note 7 in the Notes to our Consolidated Financial Statements for a summary of loan commitments outstanding as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A.  Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended March 31, 2021:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

January 1 through January 31, 2021	2,937	$13.16	2,937	77,000
February 1 through February 28, 2021	11,102	14.88	11,102	65,898
March 1 through March 31, 2021	29,795	15.05	29,795	36,103
Total	43,834	$14.88	43,834	36,103
(1)

On August 13, 2020, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 111,958 shares of our outstanding common stock. This amount represented approximately 5% of our outstanding common stock not owned by the MHC as of August 13, 2021. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

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

LAKE SHORE BANCORP, INC.
(Registrant)

May 12, 2021	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2021	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial Officer)

May 12, 2021	By:	/s/ Steven W. Schiavone
Steven W. Schiavone
Controller
(Principal Accounting Officer)