Form 10-Q
period 2021-06-30
LAKE SHORE BANCORP, INC.
filed 2021-08-16
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,763,424 shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 10, 2021.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2021	2020
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$8,973	$7,867
Interest earning deposits	36,828	35,108
Cash and Cash Equivalents	45,801	42,975
Securities	78,481	79,285
Federal Home Loan Bank stock, at cost	1,831	1,905
Loans receivable, net of allowance for loan losses 2021 $6,491; 2020 $5,857	546,409	524,143
Premises and equipment, net	9,927	8,974
Accrued interest receivable	2,862	2,987
Bank owned life insurance	22,670	22,461
Other assets	2,900	3,470
Total Assets	$710,881	$686,200
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$473,934	$468,313
Non-interest bearing	112,549	91,946
Total Deposits	586,483	560,259
Long-term debt	26,950	29,750
Advances from borrowers for taxes and insurance	3,287	3,183
Other liabilities	7,717	7,084
Total Liabilities	624,437	600,276
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,763,424 shares outstanding at June 30, 2021 and 6,836,514 shares issued and 5,823,786 shares outstanding at December 31, 2020	68	68
Additional paid-in capital	31,273	31,201
Treasury stock, at cost (1,073,090 shares at June 30, 2021 and 1,012,728 shares at December 31, 2020)	(12,600)	(11,584)
Unearned shares held by ESOP	(1,236)	(1,279)
Unearned shares held by compensation plans	(238)	(118)
Retained earnings	67,621	65,488
Accumulated other comprehensive income	1,556	2,148
Total Stockholders' Equity	86,444	85,924
Total Liabilities and Stockholders' Equity	$710,881	$686,200

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$5,700	$5,597	$11,277	$11,271
Investment securities, taxable	181	245	362	507
Investment securities, tax-exempt	280	291	573	580
Other	8	11	14	77
Total Interest Income	6,169	6,144	12,226	12,435
Interest Expense
Deposits	583	916	1,210	2,117
Long-term debt	139	173	282	349
Other	16	17	33	35
Total Interest Expense	738	1,106	1,525	2,501
Net Interest Income	5,431	5,038	10,701	9,934
Provision for Loan Losses	500	325	650	825
Net Interest Income after Provision for Loan Losses	4,931	4,713	10,051	9,109
Non-Interest Income
Service charges and fees	270	162	500	443
Debit card fees	230	187	432	356
Earnings on bank owned life insurance	104	124	209	246
Unrealized (loss) gain on equity securities	(14)	18	(20)	(18)
Unrealized gain (loss) on interest rate swap	10	(22)	96	(179)
Recovery on previously impaired investment securities	11	12	32	28
Net gain on sale of loans	52	112	209	149
Other	20	15	45	38
Total Non-Interest Income	683	608	1,503	1,063
Non-Interest Expense
Salaries and employee benefits	2,243	1,923	4,344	4,139
Occupancy and equipment	658	633	1,340	1,274
Data processing	374	327	733	659
Professional services	480	281	749	496
Advertising	180	198	313	371
Postage and supplies	77	69	140	145
FDIC insurance	43	33	87	35
Other	340	271	642	614
Total Non-Interest Expense	4,395	3,735	8,348	7,733
Income before Income Taxes	1,219	1,586	3,206	2,439
Income Tax Expense	226	233	525	355
Net Income	$993	$1,353	$2,681	$2,084
Basic and diluted earnings per common share	$0.17	$0.23	$0.45	$0.35
Dividends declared per share	$0.13	$0.12	$0.26	$0.24

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,
	2021	2020
	(Unaudited)
	(Dollars in thousands)
Net Income	$993	$1,353
Other Comprehensive Income, net of tax expense:
Unrealized holding gains on securities available for sale, net of tax expense	219	14
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(8)	(9)
Total Other Comprehensive Income	211	5
Total Comprehensive Income	$1,204	$1,358

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
	(Dollars in thousands)
Net Income	$2,681	$2,084
Other Comprehensive (Loss) Income, net of tax benefit (expense):
Unrealized holding (losses) gains on securities, net of tax benefit (expense)	(567)	855
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(25)	(22)
Total Other Comprehensive (Loss) Income	(592)	833
Total Comprehensive Income	$2,089	$2,917

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31 and June 30, 2021 and 2020 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2020	$68	$31,078	$(10,184)	$(1,364)	$(39)	$61,950	$1,331	$82,840
Net income	-	-	-	-	-	731	-	731
Other comprehensive income, net of tax expense of $220	-	-	-	-	-	-	828	828
ESOP shares earned (1,984 shares)	-	7	-	21	-	-	-	28
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (20,830 shares)	-	-	196	-	(196)	-	-	-
Compensation plan shares earned (1,889 shares)	-	9	-	-	20	-	-	29
Purchase of treasury stock, at cost (26,900 shares)	-	-	(377)	-	-	-	-	(377)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(259)	-	(259)
Balance - March 31, 2020	$68	$31,105	$(10,365)	$(1,343)	$(215)	$62,422	$2,159	$83,831

Balance - April 1, 2020	$68	$31,105	$(10,365)	$(1,343)	$(215)	$62,422	$2,159	$83,831
Net income	-	-	-	-	-	1,353	-	1,353
Other comprehensive income, net of tax expense of $2	-	-	-	-	-	-	5	5
ESOP shares earned (1,984 shares)	-	2	-	21	-	-	-	23
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares forfeited (332 shares)	-	-	(4)	-	4	-	-	-
Compensation plan shares earned (3,299 shares)	-	19	-	-	31	-	-	50
Purchase of treasury stock, at cost (40,600 shares)	-	-	(511)	-	-	-	-	(511)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(254)	-	(254)
Balance - June 30, 2020	$68	$31,137	$(10,880)	$(1,322)	$(180)	$63,521	$2,164	$84,508

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2021	$68	$31,201	$(11,584)	$(1,279)	$(118)	$65,488	$2,148	$85,924
Net income	-	-	-	-	-	1,688	-	1,688
Other comprehensive loss, net of tax benefit of $213	-	-	-	-	-	-	(803)	(803)
ESOP shares earned (1,984 shares)	-	8	-	21	-	-	-	29
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (20,958 shares)	-	-	196	-	(196)	-	-	-
Compensation plan shares forfeited (1,392 shares)	-	-	(13)	-	13	-	-	-
Compensation plan shares earned (2,057 shares)	-	10	-	-	21	-	-	31
Purchase of treasury stock, at cost (43,834 shares)	-	-	(652)	-	-	-	-	(652)
Cash dividends declared ($0.13 per share)	-	-	-	-	-	(268)	-	(268)
Balance - March 31, 2021	$68	$31,230	$(12,053)	$(1,258)	$(280)	$66,908	$1,345	$85,960

Balance - April 1, 2021	$68	$31,230	$(12,053)	$(1,258)	$(280)	$66,908	$1,345	$85,960
Net income	-	-	-	-	-	993	-	993
Other comprehensive income, net of tax expense of $55	-	-	-	-	-	-	211	211
ESOP shares earned (1,984 shares)	-	8	-	22	-	-	-	30
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares earned (4,375 shares)	-	24	-	-	42	-	-	66
Purchase of treasury stock, at cost (36,094 shares)	-	-	(547)	-	-	-	-	(547)
Cash dividends declared ($0.13 per share)	-	-	-	-	-	(280)	-	(280)
Balance - June 30, 2021	$68	$31,273	$(12,600)	$(1,236)	$(238)	$67,621	$1,556	$86,444

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,681	$2,084
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	75	14
Net amortization of deferred loan costs	232	258
Provision for loan losses	650	825
Recovery on previously impaired investment securities	(32)	(28)
Unrealized loss on equity securities	20	18
Unrealized (gain) loss on interest rate swap	(96)	179
Originations of loans held for sale	(6,580)	(4,282)
Proceeds from sales of loans held for sale	6,789	4,431
Gain on sale of loans held for sale	(209)	(149)
Depreciation and amortization	430	420
Increase in bank owned life insurance, net	(209)	(246)
ESOP shares committed to be released	59	51
Stock based compensation expense	119	101
Decrease (Increase) in accrued interest receivable	125	(1,068)
(Increase) Decrease in other assets	(72)	584
Writedowns of foreclosed real estate	7	-
Gains from sale of foreclosed real estate	(4)	-
Decrease in other liabilities	(429)	(194)
Net Cash Provided by Operating Activities	3,556	2,998
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Maturities, prepayments and calls	10,109	7,541
Purchases	(9,218)	(7,418)
Purchases of Federal Home Loan Bank Stock	(54)	(93)
Redemptions of Federal Home Loan Bank Stock	128	126
Loan origination and principal collections, net	(23,245)	(18,195)
Proceeds from sale of foreclosed real estate	55	509
Additions to premises and equipment	(286)	(193)
Net Cash Used in Investing Activities	(22,511)	(17,723)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	26,224	67,009
Net increase (decrease) in advances from borrowers for taxes and insurance	104	(8)
Proceeds from issuance of long-term debt	-	1,200
Repayment of long-term debt	(2,800)	(3,500)
Purchase of treasury stock	(1,199)	(888)
Cash dividends paid	(548)	(513)
Net Cash Provided by Financing Activities	21,781	63,300
Net Increase in Cash and Cash Equivalents	2,826	48,575
CASH AND CASH EQUIVALENTS - BEGINNING	42,975	30,289
CASH AND CASH EQUIVALENTS - ENDING	$45,801	$78,864
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,532	$2,513
Income taxes paid	$825	$-
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$97	$-
Securities purchased and not settled	$900	$760

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

The interim consolidated financial statements included herein as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated statement of financial condition at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The consolidated statements of income for the three and six months ended June 30, 2021 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2021.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of June 30, 2021 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 – New Accounting Standards

Accounting Standards to be Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires credit losses on most financial assets to be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under the CECL model entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. Further, ASU 2016-13 made certain targeted amendments to the existing impairment standards for available for sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

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

The Company implemented a loan modification program at the onset of the pandemic in the 2nd quarter of 2020 for impacted customers, in line with regulatory guidance, allowing customers to defer loan payments. The majority of loan deferrals were granted for deferral of principal and interest payments for 90 days, and up to 180 days in some instances, with the loan repayment period extended by the deferral period. The requests were evaluated individually and approved modifications were based on the unique circumstances of each borrower. At its maximum, the Company approved loan payment deferral requests of up to 90 days on 219 loans, representing $103.1 million, or 21.1% of the Bank’s loan portfolio during six months ended June 30, 2020. The number of loan payment deferral requests has decreased significantly and as of June 30, 2021, three borrowers representing five loans and $15.5 million, or 2.8% of the Bank’s loan portfolio, remained in the loan deferral program, as indicated below:

Loan Type	Number of Loans	Balance Outstanding	Weighted Average Interest Rate

Commercial real estate	3	$13,965	4.50%
Commercial business	2	1,541	5.15
	5	$15,506	4.56%

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

On December 27, 2020, President Trump signed another COVID-19 relief bill that extended and modified several provisions of the Small Business Administration ("SBA") Paycheck Protection Program ("PPP”). The SBA reactivated the PPP on January 11, 2021. The Bank originated additional PPP loans from this modified program, which ended on May 31, 2021. In the six months ended June 30, 2021, the Bank had originated and received SBA approval on 32 PPP loans totaling $11.4 million and received $192,000 in related net deferred PPP fees under the 2021 PPP authorization. Upon funding the loans, the net fees were deferred and will be amortized over the life of the loans as an adjustment to yield. As of June 30, 2021, 47 PPP loans totaling $11.8 million, which had been originated during the year ending December 31, 2020, had been forgiven by the SBA. It is expected that most customers that received a PPP loan in 2020 will apply and receive PPP loan forgiveness during the next six months, upon which any unamortized deferred fees will be recognized as an adjustment to interest income. The Company originated 86 commercial loans representing $30.7 million under the PPP during 2020 to assist business customers who suffered from the economic impact of the pandemic. During the six months ended June 30, 2021, a total of $126,000 in net PPP fees had been recognized by the Bank including fees recognized upon forgiveness and continuing amortization of fees from the 2020 and 2021 PPP loan originations. At June 30, 2021, there were $18.0 million in PPP loans outstanding and recorded as commercial business loans with $200,000 in loan fees remaining to be recognized. PPP loans are fully guaranteed by the SBA and are not considered when determining the allowance for loan losses. In addition, these loans are classified as pass and are reported as current when determining payment status.

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

Note 4 – Investment Securities

The amortized cost and fair value of securities are as follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,009	$254	$-	$2,263
Municipal bonds	42,336	1,217	(39)	43,514
Mortgage-backed securities:
Collateralized mortgage obligations-private label	16	-	-	16
Collateralized mortgage obligations-government sponsored entities	18,896	389	(89)	19,196
Government National Mortgage Association	87	8	-	95
Federal National Mortgage Association	7,505	83	(37)	7,551
Federal Home Loan Mortgage Corporation	5,617	116	(62)	5,671
Asset-backed securities-private label	-	128	-	128
Asset-backed securities-government sponsored entities	14	1	-	15
Total Debt Securities Available for Sale	$76,480	$2,196	$(227)	$78,449
Equity Securities	22	10	-	32
Total Securities	$76,502	$2,206	$(227)	$78,481

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,010	$327	$-	$2,337
Municipal bonds	43,466	1,430	(3)	44,893
Mortgage-backed securities:
Collateralized mortgage obligations-private label	16	-	-	16
Collateralized mortgage obligations-government sponsored entities	22,527	549	(25)	23,051
Government National Mortgage Association	116	11	-	127
Federal National Mortgage Association	4,209	130	-	4,339
Federal Home Loan Mortgage Corporation	4,143	152	(2)	4,293
Asset-backed securities-private label	-	147	-	147
Asset-backed securities-government sponsored entities	27	3	-	30
Total Debt Securities Available for Sale	$76,514	$2,749	$(30)	$79,233
Equity Securities	22	30	-	52
Total Securities	$76,536	$2,779	$(30)	$79,285

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At June 30, 2021, thirty municipal bonds with a cost of $11.0 million and fair value of $11.4 million were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. At December 31, 2020, thirty-one municipal bonds with a cost of $10.8 million and fair value of $11.2 million were pledged with the FRB. In addition, at June 30, 2021, twenty municipal bonds with a cost of $6.0 million and fair value of $6.3 million were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2020, sixteen municipal bonds with a cost of $4.2 million and fair value of $4.4 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
June 30, 2021
Municipal bonds	$4,286	(35)	$541	$(4)	$4,827	$(39)
Mortgage-backed securities	13,814	(187)	43	(1)	13,857	(188)
	$18,100	$(222)	$584	$(5)	$18,684	$(227)

December 31, 2020
Municipal bonds	$539	(3)	$-	$-	$539	$(3)
Mortgage-backed securities	7,166	(26)	76	(1)	7,242	(27)
	$7,705	$(29)	$76	$(1)	$7,781	$(30)

The Company reviews all investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly.

At June 30, 2021, the Company’s investment portfolio included twenty-one securities in the “unrealized losses less than twelve months” category and three securities in the “unrealized losses twelve months or more” category. Management has the intent and ability to hold these securities until maturity. Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive income, net of tax expense on the Company’s consolidated statements of stockholders’ equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Beginning balance	$221	$294
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(32)	(28)
Ending balance	$189	$266

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the six months ended June 30, 2021 and 2020, the Company did not sell any debt securities.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
June 30, 2021:
Less than one year	$665	$673
After one year through five years	4,785	4,806
After five years through ten years	9,421	9,813
After ten years	29,474	30,485
Mortgage-backed securities	32,121	32,529
Asset-backed securities	14	143
	$76,480	$78,449

Equity Securities

At June 30, 2021 and December 31, 2020, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended June 30, 2021 and 2020, the Company recognized an unrealized loss of $14,000 and an unrealized gain $18,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. During the six months ended June 30, 2021 and 2020, the Company recognized an unrealized loss of $20,000 and $18,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no sales of equity securities during the six months ended June 30, 2021 and 2020.

Note 5 - Allowance for Loan Losses

Management segregates the loan portfolio into loan types and analyzes the risk level for each loan type when determining its allowance for loan losses. The loan types are as follows:

Real Estate Loans:

•One- to Four-Family – are loans secured by first lien collateral on residential real estate primarily held in the Western New York region. These loans can be affected by economic conditions and the value of underlying properties. Western New York’s housing market has consistently demonstrated stability in home prices despite economic conditions. Furthermore, the Company has conservative underwriting standards and its residential lending policies and procedures ensure that its one- to four-family residential mortgage loans generally conform to secondary market guidelines.

•Home Equity - are loans or lines of credit secured by first or second liens on owner-occupied residential real estate primarily held in the Western New York region. These loans can also be affected by economic conditions and the values of underlying properties. Home equity loans may have increased risk of loss if the Company does not hold the first mortgage resulting in the Company being in a secondary position in the event of collateral liquidation. The Company does not originate interest only home equity loans.

•Commercial Real Estate – are loans used to finance the purchase of real property, which generally consists of developed real estate that is held as first lien collateral for the loan. These loans are secured by real estate properties that are primarily held in the Western New York region. Commercial real estate lending involves additional risks compared with one- to four-family residential lending, because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than one- to four-family residential mortgage loans. Also, commercial real estate loans typically involve relatively large loan balances concentrated with single borrowers or groups of related borrowers.

•Construction – are loans to finance the construction of either one- to four-family owner occupied homes or commercial real estate. At the end of the construction period, the loan automatically converts to either a one- to four-family or commercial mortgage, as applicable. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the actual cost of construction. The Company limits its risk during construction as disbursements are not made until the required work for each advance has been completed and an updated lien search is performed. The completion of the construction progress is verified by a Company loan officer or inspections performed by an independent appraisal firm. Construction loans also expose us to the risk of construction delays which may impair the borrower’s ability to repay the loan.

Other Loans:

•Commercial – includes business installment loans, lines of credit, PPP loans and other commercial loans. Most of our commercial loans have fixed interest rates, and are for terms generally not in excess of 5 years. Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower. Commercial loans generally involve a higher degree of credit risk, as commercial loans can involve relatively large loan balances to a single borrower or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation of the commercial business and the income stream of the borrower. Such risks can be significantly affected by economic conditions. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because the equipment or other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the credit worthiness of the borrowers (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

•Consumer – consist of loans secured by collateral such as an automobile or a deposit account, unsecured loans and lines of credit. Consumer loans tend to have a higher credit risk due to the loans being either unsecured or secured by rapidly depreciable assets. Furthermore, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

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

The following tables summarize the activity in the allowance for loan losses for the three and six months ended June 30, 2021 and 2020 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of June 30, 2021 and December 31, 2020:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2021
Allowance for Loan Losses:
Balance – April 1, 2021	$375	$220	$4,158	$477	$587	$24	$163	$6,004
Charge-offs	(12)	-	(3)	-	-	(2)	-	(17)
Recoveries	-	-	1	-	-	3	-	4
Provision (credit)	(38)	(51)	644	18	(26)	10	(57)	500
Balance – June 30, 2021	$325	$169	$4,800	$495	$561	$35	$106	$6,491

Balance – January 1, 2021	$346	$172	$4,052	$434	$676	$27	$150	$5,857
Charge-offs	(12)	-	(3)	-	-	(8)	-	(23)
Recoveries	-	-	2	-	-	5	-	7
Provision (credit)	(9)	(3)	749	61	(115)	11	(44)	650
Balance – June 30, 2021	$325	$169	$4,800	$495	$561	$35	$106	$6,491
Ending balance: individually evaluated for impairment	$-	$-	$735	$-	$-	$-	$-	$735
Ending balance: collectively evaluated for impairment	$325	$169	$4,065	$495	$561	$35	$106	$5,756

Gross Loans Receivable (1):
Ending balance	$155,749	$47,635	$273,580	$32,965	$38,238	$1,283	$-	$549,450
Ending balance: individually evaluated for impairment	$269	$24	$9,600	$-	$-	$-	$-	$9,893
Ending balance: collectively evaluated for impairment	$155,480	$47,611	$263,980	$32,965	$38,238	$1,283	$-	$539,557

(1) Gross Loans Receivable does not include allowance for loan losses of $(6,491) or deferred loan costs of $3,450.

(2) Includes one- to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2020
Allowance for Loan Losses:
Balance – April 1, 2020	$481	$164	$3,057	$469	$531	$27	$31	$4,760
Charge-offs	(26)	-	-	-	-	(2)	-	(28)
Recoveries	-	1	-	-	2	4	-	7
Provision (credit)	(29)	4	320	85	(52)	5	(8)	325
Balance – June 30, 2020	$426	$169	$3,377	$554	$481	$34	$23	$5,064

Balance – January 1, 2020	$436	$129	$2,682	$388	$478	$26	$128	$4,267
Charge-offs	(26)	-	-	-	(5)	(10)	-	(41)
Recoveries	-	1	1	-	4	7	-	13
Provision (credit)	16	39	694	166	4	11	(105)	825
Balance – June 30, 2020	$426	$169	$3,377	$554	$481	$34	$23	$5,064

(1) Includes one– to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2020
Allowance for Loan Losses:
Balance – December 31, 2020	$346	$172	$4,052	$434	$676	$27	$150	$5,857
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$346	$172	$4,052	$434	$676	$27	$150	$5,857

Gross Loans Receivable (1):
Ending Balance	$150,660	$47,603	$257,321	$28,923	$40,772	$1,353	$-	$526,632
Ending balance: individually evaluated for impairment	$238	$15	$-	$-	$-	$-	$-	$253
Ending balance: collectively evaluated for impairment	$150,422	$47,588	$257,321	$28,923	$40,772	$1,353	$-	$526,379

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Six Months Ended
	At June 30, 2021			June 30, 2021
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$269	$269	$-	$273	$7
Home equity	24	24	-	25	1
Total impaired loans with no related allowance	293	293	-	298	8

With an allowance recorded:
Commercial real estate	9,600	9,600	735	9,600	146

Total of impaired loans:
Residential, one- to four-family	269	269	-	273	7
Home equity	24	24	-	25	1
Commercial real estate	9,600	9,600	735	9,600	146
Total impaired loans	$9,893	$9,893	$735	$9,898	$154

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2020			December 31, 2020
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$238	$238	$-	$306	$15
Home equity	15	15	-	16	1
Total impaired loans	253	253	-	322	16

The following tables provide an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
June 30, 2021:
Real Estate Loans:
Residential, one- to four-family(1)	$728	$255	$1,136	$2,119	$153,630	$155,749	$1,987
Home equity	65	19	519	603	47,032	47,635	606
Commercial	-	-	-	-	273,580	273,580	-
Construction - commercial	-	-	-	-	32,965	32,965	-
Other Loans:
Commercial(2)	-	-	-	-	38,238	38,238	-
Consumer	2	6	-	8	1,275	1,283	3
Total	$795	$280	$1,655	$2,730	$546,720	$549,450	$2,596

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2020:
Real Estate Loans:
Residential, one- to four-family(1)	$920	$552	$1,361	$2,833	$147,827	$150,660	$2,392
Home equity	173	64	645	882	46,721	47,603	706
Commercial	-	-	-	-	257,321	257,321	-
Construction - commercial	-	-	-	-	28,923	28,923	-
Other Loans:
Commercial(2)	-	-	-	-	40,772	40,772	-
Consumer	12	4	4	20	1,333	1,353	3
Total	$1,105	$620	$2,010	$3,735	$522,897	$526,632	$3,101

(1) Includes one- to four-family construction loans.

(2) Includes $18.0 million and $18.1 million of PPP loans at June 30, 2021 and December 31, 2020, respectively, which do not require payments for a certain amount of time under the CARES Act and are 100% guaranteed by SBA.

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

The Company’s policies provide for the classification of loans as follows:

•Pass/Performing;

•Special Mention – does not currently expose the Company to a sufficient degree of risk but does possess credit deficiencies or potential weaknesses deserving the Company’s close attention;

•Substandard – has one or more well-defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. A substandard asset would be one inadequately protected by the current net worth and paying capacity of the obligor or pledged collateral, if applicable;

•Doubtful – has all the weaknesses inherent in substandard loans with the additional characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss; and

•Loss – loan is considered uncollectible and continuance without the establishment of a specific valuation reserve is not warranted.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of June 30, 2021 and December 31, 2020:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
June 30, 2021
Real Estate Loans:
Residential, one- to four-family(1)	$153,605	$-	$2,144	$-	$-	$155,749
Home equity	46,654	-	981	-	-	47,635
Commercial(2)	257,785	5,620	10,175	-	-	273,580
Construction - commercial	32,965	-	-	-	-	32,965
Other Loans:
Commercial(3)	33,229	1,433	3,576	-	-	38,238
Consumer	1,273	-	3	-	7	1,283
Total	$525,511	$7,053	$16,879	$-	$7	$549,450

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2020
Real Estate Loans:
Residential, one- to four-family(1)	$148,291	$-	$2,369	$-	$-	$150,660
Home equity	46,543	-	1,060	-	-	47,603
Commercial	242,527	14,202	592	-	-	257,321
Construction - commercial	28,923	-	-	-	-	28,923
Other Loans:
Commercial(3)	35,507	1,022	4243	-	-	40,772
Consumer	1,350	-	3	-	-	1,353
Total	$503,141	$15,224	$8,267	$-	$-	$526,632

(1) Includes one- to four-family construction loans.

(2) The Substandard classification category for Commercial Real Estate loans includes a $9.6 million loan relationship that was deemed to be impaired with a $735,000 related reserve during the six months ended June 30, 2021.

(3) The Pass/Performing category for Commercial Loans includes $18.0 million and $18.1 million of PPP loans at June 30, 2021 and December 31, 2020, respectively, which do not require payments for a certain amount of time under the CARES Act and are 100% guaranteed by SBA.

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At June 30, 2021
Real Estate Loans:
Residential, one- to four-family	7	$269	1	$15	6	$254	-	$-
Home equity	2	24	-	-	2	24	-	-
Total	9	$293	1	$15	8	$278	-	$-

At December 31, 2020
Real Estate Loans:
Residential, one- to four-family	6	$238	1	$18	5	$220	-	$-
Home equity	1	15	-	-	1	15	-	-
Total	7	$253	1	$18	6	$235	-	$-

No additional loan commitments were outstanding to these borrowers at June 30, 2021 and December 31, 2020.

The following table details the activity in loans which were first deemed to be TDRs during the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30, 2021			For The Three Months Ended June 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$38	$38	2	$91	$91
Home equity	1	10	10	-	-	-
Total	2	$48	$48	2	$91	$91

	For the Six Months June 30, 2021			For the Six Months June 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$38	$38	3	$150	$150
Home equity	1	10	10	1	16	16
Total	2	$48	$48	4	$166	$166

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $97,000 and $58,000 at June 30, 2021 and December 31, 2020, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.7 million and $1.8 million at June 30, 2021 and December 31, 2020, respectively.

Note 6 – Earnings per Share

Earnings per share was calculated for the three and six months ended June 30, 2021 and 2020, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), by the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan (“RRP”), and by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2021	2020
Numerator – net income	$993,000	$1,353,000
Denominator:
Basic weighted average shares outstanding	5,919,204	5,976,962
Increase in weighted average shares outstanding due to:
Stock options	3,237	-
Diluted weighted average shares outstanding (1)	5,922,441	5,976,962

Earnings per share:
Basic	$0.17	$0.23
Diluted	$0.17	$0.23

	Six Months Ended June 30,
	2021	2020
Numerator – net income	$2,681,000	$2,084,000
Denominator:
Basic weighted average shares outstanding	5,916,175	5,981,878
Increase in weighted average shares outstanding due to:
Stock options	2,097	-
Diluted weighted average shares outstanding (1)	5,918,272	5,981,878

Earnings per share:
Basic	$0.45	$0.35
Diluted	$0.45	$0.35

(1)Stock options to purchase 64,547 shares under the Company’s 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 per share were outstanding during the three and six month period ended June 30, 2020, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 7 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. There were no loss reserves associated with these commitments at June 30, 2021 and December 31, 2020. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	June 30,	December 31,
	2021	2020
	(Dollars in thousands)

Commitments to grant loans	$45,898	$47,065
Unfunded commitments under lines of credit	74,262	66,134

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

Note 8 – Stock-based Compensation

As of June 30, 2021, the Company had four stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $107,000 and $84,000 for the three months ended June 30, 2021 and 2020, respectively. The compensation cost that has been recorded for the six months ended June 30, 2021 and 2020 was $178,000 and $152,000, respectively.

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

A summary of the status of the Stock Option Plan during the six months ended June 30, 2021 and 2020 is presented below:

:

	2021			2020
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	64,548	$14.38		64,548	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Outstanding at end of period	64,548	$14.38	5.3 years	64,548	$14.38	6.3 years

Options exercisable at end of period	51,636	$14.38	5.3 years	38,726	$14.38	6.3 years

Fair value of options granted	-	$-		-	$-

At June 30, 2021, stock options had an intrinsic value of $34,000 and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the three and six months ended June 30, 2021 and 2020. Compensation expense related to the Stock Option Plan for the three month periods ended June 30, 2021 and 2020 was $8,000. Compensation expense related to the Stock Option Plan for the six month periods ended June 30, 2021 and 2020 was $17,000. At June 30, 2021, $11,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of four months.

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

As of June 30, 2021, there were 117,407 shares vested or distributed to eligible participants under the RRP. Compensation expense amounted to $6,000 for the three months ended June 30, 2021 and 2020. Compensation expense amounted to $12,000 for the six months ended June 30, 2021 and 2020. At June 30, 2021, $7,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of four months.

A summary of the status of unvested shares under the RRP for the six months ended June 30, 2021 and 2020 is as follows:

	At June 30, 2021	Weighted Average Grant Price (per Share)	At June 30, 2020	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	1,618	$14.38	3,255	$14.37
Granted	-	-	-	-
Vested	-	-	-	-
Unvested shares outstanding at end of period	1,618	$14.38	3,255	$14.37

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

The Board of Directors granted restricted stock awards under the EIP during the six months ended June 30, 2021 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 24, 2021	4,656	100% on December 10, 2021	$15.65	Non-employee directors
March 24, 2021	16,302	100% on February 24, 2024 if three year performance metric is achieved	15.10	Employees

A summary of the status of unvested restricted stock awards under the EIP for the six months ended June 30, 2021 and 2020 is as follows:

	At June 30, 2021	Weighted Average Grant Price (per Share)	At June 30, 2020	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	14,986	$15.39	-	$-
Granted	20,958	15.22	20,830	15.42
Forfeited	(1,392)	15.26	(332)	15.39
Unvested shares outstanding at end of period	34,552	$15.29	20,498	$15.42

As of June 30, 2021, there were 89,085 shares of restricted stock that vested or was distributed to eligible participants under the EIP. Compensation expense related to unvested restricted stock awards under the EIP amounted to $60,000 and $44,000 for the three months ended June 30, 2021 and 2020, respectively. Compensation expense related to unvested restricted stock awards under the EIP amounted to $85,000 and $67,000 for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, $378,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 32 months.

A summary of the status of stock options under the EIP for the six months ended June 30, 2021 and 2020 is presented below:

	2021			2020
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	5.3 years	20,000	$14.38	6.3 years

Options exercisable at end of period	15,998	$14.38	5.3 years	11,999	$14.38	6.3 years

Fair value of options granted	-	-		-	-

At June 30, 2021, stock options had an intrinsic value of $10,000 and there were no remaining options available for grant under the EIP. Compensation expense related to stock options outstanding under the EIP amounted to $3,000 for the three months ended June 30, 2021 and 2020. Compensation expense related to stock options outstanding under the EIP amounted to $5,000 for the six months ended June 30, 2021 and 2020. At June 30, 2021, $3,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of four months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of June 30, 2021, the balance of the loan to the ESOP was $1.5 million and the fair value of unallocated shares was $1.7 million. As of June 30, 2021, there were 81,719 allocated shares and 119,024 unallocated shares compared to 78,017 allocated shares and 126,960 unallocated shares at June 30, 2020. The ESOP compensation expense was $30,000 for the three months ended June 30, 2021 and $23,000 for the three months ended June 30, 2020 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $59,000 for the six months ended June 30, 2021 and $51,000 for the six months ended June 30, 2020 based on 3,968 shares earned in each of those quarters.

Note 9 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2021 and December 31, 2020 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

The Company’s consolidated statements of financial condition contain investment securities and derivative instruments that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2021 and December 31, 2020 were as follows:

	Fair Value Measurements at June 30, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$2,263	$2,263	$-	$-
Municipal bonds	43,514	-	43,514	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	16	-	16	-
Collateralized mortgage obligations-government sponsored entities	19,196	-	19,196	-
Government National Mortgage Association	95	-	95	-
Federal National Mortgage Association	7,551	-	7,551	-
Federal Home Loan Mortgage Corporation	5,671	-	5,671	-
Asset-backed securities:
Private label	128	-	128	-
Government sponsored entities	15	-	15	-
Total Debt Securities Available for Sale	$78,449	$2,263	$76,186	$-
Equity securities	32	32	-	-
Total Securities	$78,481	$2,295	$76,186	$-
Interest Rate Swap(1)	$(162)	$-	$(162)	$-

(1)Included in Other Liabilities on the consolidated statements of financial condition.

	Fair Value Measurements at December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

(1)Included in Other Liabilities on the consolidated statements of financial condition

Level 2 inputs for assets or liabilities measured at fair value on a recurring basis might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment projections, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means. The following is a description of valuation methodologies used for financial assets recorded at fair value on a recurring basis:

•Investment securities – the fair values are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment projections, credit information and the security’ terms and conditions, among other things. Level 2 securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers.

•Interest Rate Swap – the fair value is based on a discounted cash flow model. The model’s key assumptions include the contractual term of the derivative contract, including the period to maturity, and the use of observable market based inputs, such as interest rates, yield curves, nonperformance risk and implied volatility.

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2021 and December 31, 2020 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At June 30, 2021
Impaired loans	$8,865	$-	$-	$8,865

At December 31, 2020
Foreclosed real estate	$58	$-	$-	$58

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At June 30, 2021
Impaired loans	$8,865	Market valuation of underlying collateral (1)	Direct Disposal Costs (2)	0.40%	0.40%
At December 31, 2020
Foreclosed real estate	$58	Market valuation of property (1)	Direct Disposal Costs (2)	7.00%	7.00%

(1)Fair value is generally determined through independent third-party appraisals or purchase offer of the underlying collateral, which generally includes various Level 3 inputs which are not observable.

(2)The fair value basis of foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

At June 30, 2021, impaired loans valued using Level 3 inputs had a carrying amount of $9.6 million. At June 30, 2021, impaired loans valued using Level 3 inputs had valuation allowances of $735,000.

At December 31, 2020, foreclosed real estate valued using Level 3 inputs had a carrying amount of $67,000. At December 31, 2020, foreclosed real estate valued using Level 3 inputs had a valuation allowance of $9,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at June 30, 2021
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$45,801	$45,801	$45,801	$-	$-
Securities	78,481	78,481	2,295	76,186	-
Federal Home Loan Bank stock	1,831	1,831	-	1,831	-
Loans receivable, net	546,409	536,826	-	-	536,826
Accrued interest receivable	2,862	2,862	-	2,862	-
Financial liabilities:
Deposits	586,483	589,825	-	589,825	-
Long-term debt	26,950	27,710	-	27,710	-
Accrued interest payable	63	63	-	63	-
Interest rate swap	162	162	-	162	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2020
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$42,975	$42,975	$42,975	$-	$-
Securities	79,285	79,285	2,389	76,896	-
Federal Home Loan Bank stock	1,905	1,905	-	1,905	-
Loans receivable, net	524,143	519,551	-	-	519,551
Accrued interest receivable	2,987	2,987	-	2,987	-
Financial liabilities:
Deposits	560,259	565,655	-	565,655	-
Long-term debt	29,750	30,811	-	30,811	-
Accrued interest payable	70	70	-	70	-
Interest rate swap	259	259	-	259	-
Off-balance-sheet financial instruments	-	-	-	-	-

Note 10 – Treasury Stock

During the three months ended June 30, 2021, the Company repurchased 36,094 shares of common stock at an average cost of $15.15 per share. During the six months ended June 30, 2021, the Company repurchased 79,928 shares of common stock at an average cost of $15.00 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of June 30, 2021, the Company had completed the repurchase of shares from the stock repurchase plan put in place during August

2020. During the six months ended June 30, 2021, the Company transferred 20,958 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the six months ended June 30, 2021, there were 1,392 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to forfeitures.

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

Note 11 – Other Comprehensive Income (Loss)

In addition to presenting the consolidated statements of comprehensive income herein, the following tables show the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Three Months Ended June 30, 2021			For The Three Months Ended June 30, 2020
	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Net unrealized gains arising during the period	$277	$(58)	$219	$19	$(5)	$14
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(11)	3	(8)	(12)	3	(9)
Total Other Comprehensive Income	$266	$(55)	$211	$7	$(2)	$5

	For the Six Months Ended June 30, 2021			For The Six Months Ended June 30, 2020
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Net unrealized (losses) gains on securities:
Net unrealized (losses) gains arising during the period	$(718)	$151	$(567)	$1,083	$(228)	$855
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(32)	7	(25)	(28)	6	(22)
Total Other Comprehensive (Loss) Income	$(750)	$158	$(592)	$1,055	$(222)	$833

The following tables present the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income		Affected Line Item
Comprehensive Income	for the three months ended June 30,		on the Consolidated
Components	2021	2020	Statements of Income
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Recovery on previously impaired investment securities	$(11)	$(12)	Recovery on previously impaired investment securities
Provision for income tax expense	3	3	Income Tax Expense
Total reclassification for the period	$(8)	$(9)	Net Income

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income		Affected Line Item
Comprehensive Income	for the six months ended June 30,		on the Consolidated
Components	2021	2020	Statements of Income
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Recovery on previously impaired investment securities	$(32)	$(28)	Recovery on previously impaired investment securities
Provision for income tax expense	7	6	Income Tax Expense
Total reclassification for the period	$(25)	$(22)	Net Income

Note 12 – Subsequent Events

On July 20, 2021, the Board of Directors declared a quarterly cash dividend of $0.14 per share on the Company’s common stock, payable on August 20, 2021 to shareholders of record as of August 6, 2021. Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 63.1% of the Company’s total outstanding stock, has elected to waive receipt of the dividend on its shares. On March 4, 2021, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 3, 2022, aggregating up to $0.54 per share. The MHC waived $473,000 and $946,000 of dividends during the three and six months ended June 30, 2021, respectively. Cumulatively the MHC has waived approximately $15.1 million of cash dividends as of June 30, 2021. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the following:

•risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues, the effectiveness of vaccination programs, the effect of the pandemic on the general economy and on the businesses of our borrowers; and the inability of employees to work due to illness or quarantine;

•general and local economic conditions;

•changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values and competition;

•the ability of our customers to make loan payments;

•the effect of competition on rates of deposit and loan growth and net interest margin;

•our ability to continue to control costs and expenses;

•changes in accounting principles, policies, or guidelines;

•our success in managing the risks involved in our business;

•inflation, and market and monetary fluctuations;

•reputational risks relating to the Company’s participation in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), the end of federal foreclosure moratorium and other pandemic-related legislative and regulatory initiatives and programs;

•the impact of more stringent capital requirements being imposed by banking regulators;

•changes in legislation or regulation; and

•other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2021 compared to the consolidated financial condition as of December 31, 2020 and the consolidated results of operations for the three and six months ended June 30, 2021 and 2020.

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

Our operations are also affected by non-interest income, such as service charges and fees, debit card fees, and gains and losses on the sales of securities and loans, our provision for loan losses and non-interest expenses which include salaries and employee benefits, occupancy and equipment costs, data processing, professional services, advertising and other general and administrative expenses.

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

RECENT MARKET CONDITIONS, RELATED RISKS AND UNCERTAINTIES

During the first quarter of 2020, an outbreak of a novel strain of coronavirus (“COVID-19”) was originally identified in Wuhan, China, and has since spread to a number of countries around the world, including the United States. The World Health Organization declared COVID-19 to be a global pandemic. In response to the COVID-19 pandemic, the federal government, the New York State governor and state agencies, along with national, state and local health agencies have taken and continue to take actions designed to mitigate the effect of the virus on public health and to address the economic impact from the virus. The Federal Reserve reduced the overnight federal funds rate by 150 basis points in March 2020 and announced the resumption of quantitative easing. Congress passed a number of measures in 2020 and 2021, designed to infuse cash into the economy to offset the negative impacts of business closings and restrictions.

The Company quickly responded to the changing environment at the onset of the pandemic by successfully executing its business continuity plan, including implementing work from home arrangements and limiting branch activities. Once the branches received the tools and services necessary to implement appropriate social distancing protocols and enhanced cleaning services, in-person customer service activities resumed. As of June 30, 2021, all branches were fully open with adherence to health and safety requirements, including, among other things, face mask requirements and social distancing measures.

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

The Federal Reserve’s actions and other effects of the COVID-19 pandemic may negatively impact our interest income and, therefore, our earnings, financial condition and results of operations. As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact our provision for loan losses. As restrictions on foreclosure activity are lifted, the Company may incur potential losses and increased expenses to restart collection activities on past due loans. Other financial impacts could occur though such potential impact is unknown at this time. Refer to Note 3 – COVID 19 in this Form 10-Q for a description of actions taken by the Company to assist borrowers that have been impacted by the pandemic.

As of June 30, 2021, the Bank’s capital ratios were in excess of all regulatory requirements. While management believes we have sufficient capital to withstand potential losses that may occur as a result of the COVID-19 pandemic, our regulatory capital ratios could be adversely impacted by further credit losses. The Company maintains access to multiple sources of liquidity which could be used to support capital ratios.

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

	For the Three Months Ended			For the Three Months Ended
	June 30, 2021			June 30, 2020
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$44,708	$8	0.07%	$56,904	$11	0.08%
Securities(1)	76,804	461	2.40%	72,930	536	2.94%
Loans	541,142	5,700	4.21%	487,363	5,597	4.59%
Total interest-earning assets	662,654	6,169	3.72%	617,197	6,144	3.98%
Other assets	46,321			43,657
Total assets	$708,975			$660,854

Interest-bearing liabilities
Demand & NOW accounts	$83,021	$19	0.09%	$75,821	$26	0.14%
Money market accounts	164,111	85	0.21%	152,764	208	0.54%
Savings accounts	72,373	9	0.05%	59,521	9	0.06%
Time deposits	155,120	470	1.21%	164,232	673	1.64%
Borrowed funds & other interest-bearing liabilities	28,670	155	2.16%	34,959	190	2.17%
Total interest-bearing liabilities	503,295	738	0.59%	487,297	1,106	0.91%
Other non-interest bearing liabilities	118,535			89,086
Stockholders' equity	87,144			84,471
Total liabilities & stockholders' equity	$708,974			$660,854
Net interest income		$5,431			$5,038
Interest rate spread			3.13%			3.07%
Net interest margin			3.28%			3.27%

(1)The tax equivalent adjustment for tax exempt securities results in rates of 2.79% and 3.36% for the three months ended June 30, 2021 and 2020, respectively.

(2)Annualized

	For the Six Months Ended			For the Six Months Ended
	June 30, 2021			June 30, 2020
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$38,257	$14	0.07%	$42,261	$77	0.36%
Securities(1)	77,952	935	2.40%	72,993	1,087	2.98%
Loans	535,938	11,277	4.21%	479,695	11,271	4.70%
Total interest-earning assets	652,147	12,226	3.75%	594,949	12,435	4.18%
Other assets	45,904			43,825
Total assets	$698,051			$638,774

Interest-bearing liabilities
Demand & NOW accounts	$82,205	$38	0.09%	$67,418	$43	0.13%
Money market accounts	162,181	170	0.21%	150,102	646	0.86%
Savings accounts	70,050	18	0.05%	57,093	17	0.06%
Time deposits	156,385	984	1.26%	166,347	1,411	1.70%
Borrowed funds & other interest-bearing liabilities	29,147	315	2.16%	35,175	384	2.18%
Total interest-bearing liabilities	499,968	1,525	0.61%	476,135	2,501	1.05%
Other non-interest bearing liabilities	111,141			78,377
Stockholders' equity	86,942			84,262
Total liabilities & stockholders' equity	$698,051			$638,774
Net interest income		$10,701			$9,934
Interest rate spread			3.14%			3.13%
Net interest margin			3.28%			3.34%

(1)The tax equivalent adjustment for tax exempt securities results in rates of 2.79% and 3.40% for the six months ended June 30, 2021 and 2020, respectively.

(2)Annualized.

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

	Three Months Ended June 30, 2021
	Compared to
	Three Months Ended June 30, 2020
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(1)	$(2)	$(3)
Securities	(102)	27	(75)
Loans, including fees	(485)	588	103
Total interest-earning assets	(588)	613	25
Interest-bearing liabilities:
Demand & NOW accounts	(9)	2	(7)
Money market accounts	(137)	14	(123)
Savings accounts	(2)	2	-
Time deposits	(167)	(36)	(203)
Total deposits	(315)	(18)	(333)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(3)	(32)	(35)
Total interest-bearing liabilities	(318)	(50)	(368)
Total change in net interest income	$(270)	$663	$393

	Six Months Ended June 30, 2021
	Compared to
	Six Months Ended June 30, 2020
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(56)	$(7)	$(63)
Securities	(222)	70	(152)
Loans, including fees	(1,242)	1,248	6
Total interest-earning assets	(1,520)	1,311	(209)
Interest-bearing liabilities:
Demand & NOW accounts	(13)	8	(5)
Money market accounts	(524)	48	(476)
Savings accounts	(3)	4	1
Time deposits	(347)	(80)	(427)
Total deposits	(887)	(20)	(907)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(7)	(62)	(69)
Total interest-bearing liabilities	(894)	(82)	(976)
Total change in net interest income	$(626)	$1,393	$767

\

As shown in the above tables, the increase in net interest income for second quarter 2021 was primarily impacted by a decrease in the average cost of interest bearing liabilities as a result of a reduction in market interest rates when compared to the prior year period. Net interest margin remained steady at 3.28% for the second quarter 2021 as compared to 3.27% for the second quarter 2020. The net interest margin for the 2021 second quarter was primarily impacted by a 32 basis points decrease in the average interest rate paid on interest bearing liabilities, from 0.91% during second quarter 2020 to 0.59% during second quarter 2021. The decrease in the average interest rate paid on interest bearing liabilities during the three months ended June 30, 2021 was partially offset by a $22.3 million increase in the average balance of interest-bearing deposits in comparison to the three months ended June 30, 2020. The increase in the average balance of interest-bearing deposits was primarily driven by organic growth, the deposit of PPP loan proceeds and government stimulus funds into our customers’ deposit accounts and the impact of COVID-19 on consumer and business spending and savings levels. The net interest margin was also impacted by a 26 basis points decrease in the average yield on interest-earning assets during the three month period ended June 30, 2021 when compared to the prior year period primarily due to a decrease in market interest rates. The decrease in the average yield earned on the loan portfolio was partially offset by a $53.8 million, or 11.0% increase in the average balance of the loan portfolio during the 2021 second quarter as compared to the prior year quarter. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balances of commercial real estate, commercial construction and one-to four-family real estate loans.

As shown in the above tables, the increase in net interest income for the six months ended June 30, 2021 was primarily impacted by a decrease in the average cost of interest bearing liabilities that was partially offset by a decrease in the average yield on interest earning assets. The impact was primarily driven by a decrease in market interest rates when compared to the prior year period. Net interest margin decreased six basis points to 3.28% for the first six months of 2021 as compared to the first six months of 2020. The 43 basis points decrease in the average yield on interest earning assets was primarily due to a decrease in market rates and was partially offset by an increase in the average balance of loans. The average balance of the loan portfolio increased $57.2 million, or 9.6%, during the six months ended June 30, 2021 as compared to the same period in the prior year. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balances of commercial real estate, commercial construction and PPP loans. The decrease in net interest margin was partially offset by a 44 basis points decrease in the average interest rate paid on interest bearing liabilities which decreased from 1.05% during the first six months of 2020 to 0.61% during the first six months of 2021 due to a decrease in market interest rates. The decrease in the average interest rate paid on interest bearing liabilities during the six months ended June 30, 2021 was partially offset by a $23.8 million increase in the average balance of interest-bearing deposits in comparison to the six months ended June 30, 2020. The increase in the average balance of interest-bearing deposits was primarily driven by organic growth, the deposit of PPP loan proceeds and government stimulus funds into our customers’ deposit accounts and the impact of COVID-19 on consumer and business spending and savings levels.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total assets at June 30, 2021 were $710.9 million, an increase of $24.7 million, or 3.6%, from $686.2 million at December 31, 2020. The increase in total assets was primarily due to a $22.3 million increase in loans receivable, net and a $2.8 million increase in cash and cash equivalents driven by deposit growth.

Cash and cash equivalents increased by $2.8 million, or 6.6%, from $43.0 million at December 31, 2020 to $45.8 million at June 30, 2021. The increase was primarily due to a $26.2 million increase in deposits and an $891,000 cash inflow related to net pay-downs of securities, partially offset by a $23.2 million cash outflow relating to net loan originations and principal collections and a $2.8 million cash outflow to pay down long-term debt.

Securities decreased by $804,000, or 1.0%, from $79.3 million at December 31, 2020 to $78.5 million at June 30, 2021. The decrease was primarily due to securities paydowns as a result of maturities, calls and prepayments, along with a decrease in unrealized mark to market gains during the six months ended June 30, 2021, which was partially offset by the purchase of securities.

Net loans receivable increased during the six months ended June 30, 2021 as shown in the table below:

	At June 30,	At December 31,	Change
	2021	2020	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$155,749	$150,660	$5,089	3.4%
Home equity	47,635	47,603	32	0.1%
Commercial	273,580	257,321	16,259	6.3%
Construction - Commercial	32,965	28,923	4,042	14.0%
Total real estate loans	509,929	484,507	25,422	5.2%
Other Loans:
Commercial	38,238	40,772	(2,534)	(6.2)%
Consumer	1,283	1,353	(70)	(5.2)%
Total gross loans	549,450	526,632	22,818	4.3%
Allowance for loan losses	(6,491)	(5,857)	(634)	10.8%
Net deferred loan costs	3,450	3,368	82	2.4%
Loans receivable, net	$546,409	$524,143	$22,266	4.2%

(1)Includes one- to four-family construction loans.

The $22.3 million, or 4.2%, increase in loans receivable, net was primarily due to increases in commercial real estate, commercial construction and residential, one- to four-family loans, partially offset by a decrease in commercial business loans (primarily due to PPP loan forgiveness). The outstanding balance of PPP loans was $18.0 million at June 30, 2021 as compared to $18.1 million as of December 31, 2020. During the six months ended June 30, 2021, we remained strategically focused on originating shorter duration, adjustable rate commercial real estate loans and commercial business loans to diversify our asset mix and to properly manage interest rate risk.

Loans Past Due and Non-Performing Assets. The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At June 30,	At December 31,
	2021	2020
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$2	$2
Home equity	-	-
Commercial	-	-
Construction – Commercial and Residential, one- to four-family
Other loans:
Commercial	-	-
Consumer	-	-
Total	$2	$2
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$1,987	$2,392
Home equity	606	706
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	3	3
Total non-accrual loans	2,596	3,101
Total non-performing loans	2,598	3,103
Foreclosed real estate	97	58
Total non-performing assets	$2,695	$3,161
Ratios:
Non-performing loans as a percent of total net loans:	0.48%	0.59%
Non-performing assets as a percent of total assets:	0.38%	0.46%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Residential, one- to four-family	$15	$18
Performing loans
Real estate loans:
Residential, one- to four-family	$254	$220
Home equity	24	15

Total non-performing assets decreased by $466,000, or 14.7%, to $2.7 million at June 30, 2021 from $3.2 million at December 31, 2020, primarily due to a decrease in non-performing residential, one- to four-family real estate and home equity loans during the first six months of 2021.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated:

	At or for the Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Balance at beginning of year	$5,857	$4,267
Provision for loan losses	650	825
Charge-offs:
Real estate loans:
Residential, one- to four-family	(12)	(26)
Home equity	-	-
Commercial	(3)	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	(5)
Consumer	(8)	(10)
Total charge-offs	(23)	(41)
Recoveries:
Real estate loans:
Residential, one- to four-family	-	-
Home equity	-	1
Commercial	2	1
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	4
Consumer	5	7
Total recoveries	7	13
Net charge-offs	(16)	(28)
Balance at end of period	$6,491	$5,064
Average loans outstanding	$535,938	$476,695
Allowance for loan losses as a percent of total net loans	1.19%	1.04%
Allowance for loan losses as a percent of non-performing loans	249.85%	99.22%
Ratio of net charge-offs to average loans outstanding(1)	(0.01)%	(0.01)%

(1)Annualized

The table below shows changes in deposit balances by type of deposit account between June 30, 2021 and December 31, 2020:

	At June 30,	At December 31,	Change
	2021	2020	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$112,549	$91,946	$20,603	22.4%
Interest bearing	83,402	84,839	(1,437)	(1.7)%
Money market	163,876	158,505	5,371	3.4%
Savings	73,707	65,643	8,064	12.3%
Total core deposits	433,534	400,933	32,601	8.1%
Non-core Deposits
Time deposits	152,949	159,326	(6,377)	(4.0)%
Total deposits	$586,483	$560,259	$26,224	4.7%

The increase in total deposits was primarily due to an overall increase in net core deposits, partially offset by a decrease in time deposits. A majority of the growth in core deposits during the six months ended June 30, 2021 was primarily due to organic growth and the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts. The Company’s strategic focus continues to be centered on organic growth of low-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

Long-term debt consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $2.8 million, or 9.4%, from $29.8 million at December 31, 2020 to $27.0 million at June 30, 2021. The decrease was due to the Company paying off maturing debt with excess cash on hand.

Total stockholders’ equity increased $520,000, or 0.6%, to $86.4 million at June 30, 2021 from $85.9 million at December 31, 2020. Stockholders’ equity as of June 30, 2021 reflected net income of $2.7 million, which was partially offset by a decrease in accumulated other comprehensive income, an increase in treasury stock and by dividends paid during the six months ended June 30, 2021.

Comparison of Results of Operations for the Three Months Ended June 30, 2021 and 2020

General. Net income was $1.0 million for the three months ended June 30, 2021, or $0.17 per diluted share, a decrease of $360,000, or 26.6%, compared to net income of $1.4 million, or $0.23 per diluted share, for the three months ended June 30, 2020. Net income for the three months ended June 30, 2021 reflected a $660,000 increase in non-interest expense and a $175,000 increase in provision for loans losses which was partially offset by a $393,000 increase in net interest income and a $75,000 increase in non-interest income when compared to the three months ended June 30, 2020.

Interest Income. Interest income increased by $25,000, or 0.4%, to $6.2 million for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020. Loan interest income increased by $103,000, or 1.8%, to $5.7 million for the three months ended June 30, 2021 primarily due to an increase in the average balance of the loan portfolio of $53.8 million, or 11.0%, from $487.4 million for the three months ended June 30, 2020 to $541.1 million for the three months ended June 30, 2021. The increase in the average balance of loans was primarily due to increases in the average balance of commercial real estate and commercial construction loans. The increase in loan interest income was partially offset by a decrease in the average yield on the loan portfolio. The average yield decreased by 38 basis points from 4.59% for the three months ended June 30, 2020 to 4.21% for the three months ended June 30, 2021. The decrease in the average yield on loans was due to a decrease in market interest rates since June 30, 2020. It was also due to the portfolio of PPP loans, which have an interest rate of 1.00% as per the SBA guidelines. The net yield on the

PPP loans, when including the deferred origination fee income and cost, averaged 2.04%, which is well below traditional loan yields.

Investment interest income decreased $75,000, or 14.0%, to $461,000 for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due to a 54 basis points decrease in the average yield of the investment portfolio. The average yield was 2.94% for the three months ended June 30, 2020 as compared to 2.40% for the three months ended June 30, 2021. The decrease in the average yield was due to a decrease in market interest rates since June 30, 2020 and purchases of new securities at lower interest rates. The average balance of the investment portfolio increased from $72.9 million for the three months ended June 30, 2020 to $76.8 million for the three months ended June 30, 2021 primarily due to securities purchases which largely consisted of municipal bond and mortgage backed securities purchases, partially offset by securities paydowns and redemptions of “callable” municipal bonds.

Interest Expense. Interest expense decreased $368,000, or 33.3%, to $738,000 for the three months ended June 30, 2021 compared to $1.1 million for the three months ended June 30, 2020 primarily due to a decrease in interest paid on deposits. Interest paid on deposits decreased by $333,000, or 36.4%, to $583,000 for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020. The decrease in interest expense on deposits was primarily due to a 32 basis points decrease in the average rate paid on deposits due to the decrease in market interest rates since June 30, 2020. The decrease was partially offset by a $22.3 million, or 4.9%, increase in average deposit balances for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The average balance of deposits for the three months ended June 30, 2021 was $474.6 million with an average rate of 0.49% compared to the average balance of deposits of $452.3 million and an average rate of 0.81% for the three months ended June 30, 2020. The increase in the average balance of interest-bearing deposits was due to an increase in core deposit accounts primarily through organic growth and the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts.

Interest expense on long-term debt decreased by $34,000, or 19.7%, to $139,000 for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020 primarily due to a decrease in the average balance of advances from the FHLBNY. The average balance of advances from the FHLBNY for the three months ended June 30, 2021 was $28.0 million with an average rate of 1.99% compared to an average balance of $34.2 million and an average rate of 2.04% for the three months ended June 30, 2020. The decrease in average balance was due to the Company paying off maturing debt with excess cash on hand since June 30, 2020.

Provision for Loan Losses. A $500,000 provision to the allowance for loan losses was recorded during the three months ended June 30, 2021 compared to $325,000 for the three months ended June 30, 2020. The provision for the three months ended June 30, 2021 was primarily due to a specific reserve related to the downgrade and impairment of one commercial real estate loan during the period. During the three months ended June 30, 2020, the Company’s provision for loan losses included an adjustment of certain qualitative factors to take into account the uncertainty surrounding the impact of COVID-19 and related economic conditions on borrowers’ ability to repay loans.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

During the three months ended June 30, 2021, the Company recorded a $662,000 net provision for commercial real estate and construction – commercial loans. This consisted of a $495,000 provision for a specific reserve related to the downgrade and impairment of one commercial real estate loan during the period. It also included a $167,000 general allowance to reflect inherent losses within the portfolio due to $11.0 million of organic growth during the 2021 period. A $79,000 net credit provision was recorded for one-to four-family, home equity and consumer loans that primarily reflected adjustments to certain qualitative factors for these loan types and a decrease in classified loans, partially offset by loan charge-offs for these loans types during the three months ended June 30, 2021. A $26,000 net credit provision was recorded for commercial business loans which primarily reflected adjustments to certain qualitative factors for this loan type. A $57,000 unallocated credit provision was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

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

Non-Interest Income. Non-interest income increased by $75,000, or 12.3%, to $683,000 for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily due to a $108,000 increase in services charges and fees during the 2021 period when compared to the prior year period. During the prior year period, the Company waived certain ATM fees and other service charges to provide relief to customers during the onset of the COVID-19 pandemic. Non-interest income was also positively impacted by a $43,000 increase in debit card interchange fee income and a $32,000 increase in unrealized gains on interest rate swaps. The increase in non-interest income was partially offset by a $60,000 decrease in gains on the sale of residential mortgage loans due to impact of increased market competition on the pricing of residential mortgage loan products in our market area, resulting in less income earned per loan at time of sale. The increase was also partially impacted by a $32,000 increase in unrealized losses on equity securities and a $20,000 decrease in earnings on bank owned life insurance during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Non-Interest Expenses. Non-interest expense increased by $660,000, or 17.7%, to $4.4 million for the three months ended June 30, 2021 as compared to $3.7 million for the three months ended June 30, 2020. Salary and employee benefits expense increased $320,000, or 16.6%, primarily due to a $129,000 decrease in deferred salaries associated with a decrease in loan originations during the second quarter of 2021 as compared to the second quarter of 2020 when a majority of PPP loans were originated. The increase was also due to annual salary increases and the addition of a Retail, Sales and Marketing Officer hired in August 2020. Professional services increased $199,000, or 70.8%, primarily due to one-time costs of $245,000 associated with the Company’s undertaking of a core processing system upgrade with completion scheduled for the third quarter of 2021. Other expenses increased $69,000, or 25.6%, primarily due to an increase in foreclosure and other real estate owned expenses. Data processing expenses increased $47,000, or 14.4%, primarily due to an increase in core system processing costs and activity. Occupancy and equipment expenses increased $25,000, or 3.9%, primarily due to increases in building maintenance and repairs. FDIC Insurance expense increased $10,000 due to the receipt of small bank assessment credits during the three months ended June 30, 2020. Postage and supplies increased $8,000, or 11.6%, during the three months ended June 30, 2021. These increases were partially offset by a decrease in advertising expense of $18,000, or 9.1%, primarily due to a change in the schedule and structure of our marketing activities.

Income Taxes Expense. Income tax expense was $226,000 for the three months ended June 30, 2021, a decrease of $7,000, or 3.0%, as compared to $233,000 for the three months ended June 30, 2020. The decrease in income tax expense was primarily due to a decrease in income before taxes, which was partially offset by an increase in the effective tax rate. The effective tax rate for the three months ended June 30, 2021 and 2020 was 18.5% and 14.7%, respectively. The increase in the effective tax rate was primarily due to a decrease in the mix of tax-exempt income derived from our municipal bond portfolio in relation to our pre-tax income.

Comparison of Results of Operations for the Six Months Ended June 30, 2021 and 2020

General. Net income was $2.7 million for the six months ended June 30, 2021, or $0.45 per diluted share, an increase of $597,000, or 28.6%, compared to net income of $2.1 million, or $0.35 per diluted share, for the six months ended June 30, 2020. Net income for the six months ended June 30, 2021 reflected a $767,000 increase in net interest income, a $440,000 increase in non-interest income and a $175,000 decrease in provision for loans losses which was partially offset by a $615,000 increase in non-interest expense and a $170,000 increase in income tax expense when compared to the six months ended June 30, 2020.

Interest Income. Interest income decreased by $209,000, or 1.7%, to $12.2 million for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020 primarily due to a decrease in market interest rates since June 30, 2020. Loan interest income was $11.3 million for the six months ended June 30, 2021 and 2020. The average yield on loans decreased by 49 basis points from 4.70% for the six months ended June 30, 2020 to 4.21% for the six months ended June 30, 2021, primarily due to a decrease in market interest rates. It was also due to the portfolio of PPP loans, which have an interest rate of 1.00% as per the SBA guidelines. The net yield on the PPP loans, when including the deferred origination fee income and cost, averaged 2.04%, which is well below traditional loan yields. The decrease in loan interest income was offset by an increase in the average balance of the loan portfolio of $56.2 million, or 11.7%, from $479.7 million for the six months ended June 30, 2020 to $535.9 million for the six months ended June 30, 2021. The increase in the average balance of loans was primarily due to growth in the average balance of commercial real estate, commercial construction and PPP loans.

Investment interest income decreased $152,000, or 14.0%, to $935,000 for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to a 58 basis points decrease in the average yield of the investment portfolio. The average yield was 2.98% for the six months ended June 30, 2020 as compared to 2.40% for the six months ended June 30, 2021. The decrease in the average yield was due to a decrease in market interest rates since June 30, 2020 and purchases of new securities at lower interest rates. The average balance of the investment portfolio increased from $73.0 million for the six months ended June 30, 2020 to $78.0 million for the six months ended June 30, 2021 primarily due to securities purchases which largely consisted of municipal bond and mortgage backed securities purchases, partially offset by securities paydowns and redemptions of “callable” municipal bonds.

Other interest income decreased by $63,000, or 81.8%, to $14,000 for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The average yield on other interest income decreased 29 basis points to 0.07% for the six months ended June 30, 2021 from 0.36% for the six months ended June 30, 2020 and the average balance of other interest earning assets decreased from $42.3 million for the six months ended June 30, 2020 to $38.3 million for the six months ended June 30, 2021. The decrease in the average yield was primarily due to the 150 basis points decrease in short term market interest rates during the first quarter of 2020 as a response to the economic impact of the COVID-19 pandemic. The decrease in the average balance of other interest earning assets was primarily due to a decrease in the average balance of interest earning deposits held by the Company as excess funds were used to fund loan originations.

Interest Expense. Interest expense decreased $976,000, or 39.0%, to $1.5 million for the six months ended June 30, 2021 compared to $2.5 million for the six months ended June 30, 2020 primarily due to a decrease in interest paid on deposits. Interest paid on deposits decreased by $907,000, or 42.8%, to $1.2 million for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020. The decrease in interest expense on deposits was primarily due to a 45 basis points decrease in the average rate paid on deposits due to the decrease in market interest rates since June 30, 2020. The decrease was partially offset by a $29.9 million, or 6.8%, increase in average deposit balances for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The average balance of deposits for the six months ended June 30, 2021 was $470.8 million with an average rate of 0.51% compared to the average balance of deposits of $441.0 million and an average rate of 0.96% for the six months ended June 30, 2020. The increase in the average balance of interest-bearing deposits was due to an increase in core deposit accounts primarily through organic growth and the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts.

Interest expense on long-term debt decreased by $67,000, or 19.2%, to $282,000 for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020 primarily due to a decrease in the average balance of advances from the FHLBNY. The average balance of advances from the FHLBNY for the six months ended June 30, 2021 was $28.5 million with an average rate of 2.00% compared to an average balance of $34.4 million with an average rate of 2.04% for the six months ended June 30, 2020. The decrease in average balance was due to the Company paying off maturing debt with excess cash on hand since June 30, 2020.

Provision for Loan Losses. A $650,000 provision to the allowance for loan losses was recorded during the six months ended June 30, 2021 compared to $825,000 for the six months ended June 30, 2020. During the six months ended June 30, 2020, the Company’s provision for loan losses included an adjustment of certain qualitative factors to take into account the uncertainty surrounding the impact of COVID-19 and related economic conditions on borrowers’ ability to repay loans. The provision for the six months ended June 30, 2021 was primarily due to a specific reserve associated with the downgrade and impairment of one commercial real estate loan and general reserves for loan originations during the period.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

During the six months ended June 30, 2021, the Company recorded an $810,000 net provision for commercial real estate and construction – commercial loans. This consisted of a $495,000 provision for a specific reserve related to the downgrade and impairment of one commercial real estate loan during the period. The provision also reflected a $289,000 general allowance to reflect inherent losses within the portfolio due to $20.3 million of organic growth during the 2021 period. It also included a $26,000 provision to reflect the $1.0 million increase in criticized and classified commercial real estate loans. A $115,000 net credit provision was recorded for commercial business loans which reflected a $92,000 credit allowance to account for a $256,000 decrease in criticized and classified commercial business loans and adjustments to certain qualitative factors. Furthermore, a $24,000 credit allowance to account for a $2.4 million decrease in outstanding commercial business loans, excluding PPP loans, during the six months ended June 30, 2021 was recorded. A $44,000 unallocated credit provision was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

During the six months ended June 30, 2020, the Company recorded an $825,000 provision to the allowance for loan losses. An $860,000 net provision was recorded for commercial real estate and construction – commercial loans, which consisted of a $693,000 provision to reflect an adjustment of certain qualitative factors to take into account the uncertain impacts of COVID-19 on economic conditions and borrowers’ ability to repay loans. The provision also consisted of a $29,000 general allowance to reflect inherent losses within the portfolio due to a $2.2 million, or 0.9%, increase in the commercial real estate and construction – commercial loan portfolio since December 31, 2019, and a $138,000 provision to reflect the $10.7 million increase in criticized and classified commercial real estate loans during the six months ended June 30, 2020. A $66,000 provision was recorded for one-to four-family, home equity and consumer loans primarily to reflect an increase in classified loans during the six months ended June 30, 2020. A $4,000 net provision was recorded for commercial business loans which reflected a provision to account for the adjustment of certain qualitative factors relating to the COVID-19 impact on economic conditions that was partially offset by a credit allowance to account for the $5.6 million decrease in outstanding commercial business loans, excluding PPP loans, during the six months ended June 30, 2020. During the six months ended June 30, 2020, a $105,000 unallocated credit to the provision for loan losses was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

Refer to Note 5 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-Interest Income. Non-interest income increased by $440,000, or 41.4%, to $1.5 million for the six months ended June 30, 2021 as compared to $1.1 million for the six months ended June 30, 2020. The increase was primarily due to a $275,000 increase in unrealized gains on derivative contracts due to an increase in long-term interest rates during the six months ended June 30, 2021. Non-interest income was also positively impacted by a $76,000 increase in debit card fee income and a $57,000 increase in service charges and fees. During the prior year period, the Company waived certain ATM fees and other service charges to provide relief to customers during the onset of the COVID-19 pandemic. The increase was also due to a $60,000 increase in gains on the sale of residential mortgage loans. We sell certain low, fixed rate residential mortgages into the secondary market to manage interest rate risk. We sold $6.6 million of such loans during the six months ended June 30, 2021 as compared to $4.3 million during the six months ended June 30, 2020. The increase in non-interest income was partially offset by a $37,000 decrease in earnings on bank owned life insurance during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Non-Interest Expenses. Non-interest expense increased by $615,000, or 8.0%, to $8.3 million for the six months ended June 30, 2021 as compared to $7.7 million for the six months ended June 30, 2020. Professional services increased $253,000, or 51.0%, primarily due to one-time costs of $288,000 associated with the Company’s undertaking of a core processing system upgrade with completion scheduled for the third quarter of 2021. Salary and employee benefits expense increased $205,000, or 5.0%, primarily due to an increase in annual salaries and the addition of a Retail, Sales and Marketing Officer hired in August 2020, partially offset by higher deferred salaries related to the increase in loan originations during the first six months of 2021 when compared to the same period in 2020. Data processing expenses increased $74,000, or 11.2%, primarily due to an increase in core system processing costs and activity. Occupancy and equipment expenses increased $66,000, or 5.2%, primarily due to increases in building maintenance and repairs and also additional cleaning expense related to the COVID-19 pandemic. FDIC Insurance expense increased $52,000 due to the receipt of small bank assessment credits during the six months ended June 30, 2020. Other expenses increased $28,000, or 4.6%, during the six months ended June 30, 2021. These increases were partially offset by a decrease in advertising expense of $58,000, or 15.6%, primarily due to a change in the schedule and structure of our marketing activities.

Income Taxes Expense. Income tax expense was $525,000 for the six months ended June 30, 2021, an increase of $170,000, or 47.9%, as compared to $355,000 for the six months ended June 30, 2020. The increase in income tax expense was primarily due to an increase in income before taxes and an increase in the effective tax rate. The effective tax rate for the six months ended June 30, 2021 and 2020 was 16.4% and 14.6%, respectively. The increase in the effective tax rate was primarily due to a decrease in the mix of tax-exempt income derived from our municipal bond portfolio in relation to our pre-tax income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions, and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of June 30, 2021, the maximum amount that we can borrow from the FHLBNY was $113.0 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At June 30, 2021, we had outstanding advances under this agreement of $27.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.0 million and a fair value of $11.4 million as of June 30, 2021. There were no balances outstanding with the Federal Reserve Bank at June 30, 2021. We have also established lines of credits with correspondent banks for $42.0 million, of which $40.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of June 30, 2021.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the six months ended June 30, 2021, we originated loans of approximately $81.3 million as compared to approximately $76.8 million of loans originated during the six months ended June 30, 2020. Loan originations exceeded principal repayments and other deductions during the first six months of 2021 by $23.2 million. Purchases of investment securities totaled $9.2 million and $7.4 million during the six months ended June 30, 2021 and 2020, respectively. These activities were funded primarily through deposit growth, principal payments received on loans and securities, borrowings and cash reserves.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $586.5 million at June 30, 2021, as compared to $560.3 million at December 31, 2020. Approximately $99.2 million of time deposit accounts are scheduled to mature within one year as of June 30, 2021. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

Capital

Federal regulations require a federal savings bank to meet certain capital standards, as discussed in the “Supervision and Regulation - Federal Banking Regulation – Capital Requirements” section included in our Annual Report on Form 10-K for the year ended December 31, 2020.

The federal banking agencies have developed a “Community Bank Leverage Ratio” (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.0%. The Bank elected to be subject to this new definition when it became effective on January 1, 2020. Pursuant to the CARES Act, the federal banking agencies issued final rules that temporarily lowered the Community Bank Leverage Ratio during 2020 to 8%, with a gradual return to the standard rate beginning in 2021. Effective

January 1, 2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. The ratio will return to 9.0% on January 1, 2022.

As of June 30, 2021, the Bank was considered a “qualifying community bank” and its Community Bank Leverage Ratio was 11.39% so it was deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.

Off-Balance Sheet Arrangements

Other than loan commitments and two interest rate swap agreements that are not designated as hedging instruments, as previously noted, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 7 in the Notes to our Consolidated Financial Statements for a summary of loan commitments outstanding as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended June 30, 2021:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)(2)

April 1 through April 30, 2021	8,105	$15.04	8,105	27,998
May 1 through May 31, 2021	-	-	-	27,998
June 1 through June 30, 2021	27,989	15.19	27,989	-
Total	36,094	$15.15	36,094	-

(1)On August 13, 2020, our Board of Directors approved a new stock repurchase plan pursuant to which we can repurchase up to 111,958 shares of our outstanding common stock. This amount represented approximately 5% of our outstanding common stock not owned by the MHC as of August 13, 2021. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

(2)The Company’s Board of Directors reported that as of June 23, 2021 it had completed the repurchase of shares from the stock repurchase plan put in place during August 2020. The Company repurchased 111,949 shares under the plan at an average cost of $14.42 per share since the plan’s inception in August 2020.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)*

________________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

August 16, 2021	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

August 16, 2021	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial Officer)

August 16, 2021	By:	/s/ Steven W. Schiavone
Steven W. Schiavone
Controller
(Principal Accounting Officer)