Form 10-Q
period 2021-09-30
LAKE SHORE BANCORP, INC.
filed 2021-11-15
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,693,024 shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 10, 2021.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2021	2020
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$10,682	$7,867
Interest earning deposits	50,298	35,108
Cash and Cash Equivalents	60,980	42,975
Securities	83,698	79,285
Federal Home Loan Bank stock, at cost	1,606	1,905
Loans receivable, net of allowance for loan losses 2021 $6,125; 2020 $5,857	524,647	524,143
Premises and equipment, net	9,894	8,974
Accrued interest receivable	2,642	2,987
Bank owned life insurance	22,774	22,461
Other assets	3,067	3,470
Total Assets	$709,308	$686,200
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$475,979	$468,313
Non-interest bearing	115,775	91,946
Total Deposits	591,754	560,259
Long-term debt	21,950	29,750
Advances from borrowers for taxes and insurance	1,756	3,183
Other liabilities	7,357	7,084
Total Liabilities	622,817	600,276
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,703,024 shares outstanding at September 30, 2021 and 6,836,514 shares issued and 5,823,786 shares outstanding at December 31, 2020	68	68
Additional paid-in capital	31,317	31,201
Treasury stock, at cost (1,133,490 shares at September 30, 2021 and 1,012,728 shares at December 31, 2020)	(13,501)	(11,584)
Unearned shares held by ESOP	(1,215)	(1,279)
Unearned shares held by compensation plans	(193)	(118)
Retained earnings	69,032	65,488
Accumulated other comprehensive income	983	2,148
Total Stockholders' Equity	86,491	85,924
Total Liabilities and Stockholders' Equity	$709,308	$686,200

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$5,997	$5,366	$17,274	$16,637
Investment securities, taxable	188	239	550	746
Investment securities, tax-exempt	269	302	842	882
Other	11	15	25	92
Total Interest Income	6,465	5,922	18,691	18,357
Interest Expense
Deposits	494	833	1,704	2,950
Long-term debt	119	164	401	513
Other	15	17	48	52
Total Interest Expense	628	1,014	2,153	3,515
Net Interest Income	5,837	4,908	16,538	14,842
Provision for Loan Losses	-	300	650	1,125
Net Interest Income after Provision for Loan Losses	5,837	4,608	15,888	13,717
Non-Interest Income
Service charges and fees	265	201	765	644
Debit card fees	224	206	656	562
Earnings on bank owned life insurance	104	128	313	374
Unrealized loss on equity securities	(14)	(6)	(34)	(24)
Unrealized gain (loss) on interest rate swap	25	23	121	(156)
Recovery on previously impaired investment securities	18	20	50	48
Net gain on sale of loans	69	184	278	333
Other	16	15	61	53
Total Non-Interest Income	707	771	2,210	1,834
Non-Interest Expense
Salaries and employee benefits	2,375	2,172	6,719	6,311
Occupancy and equipment	708	647	2,048	1,921
Data processing	425	353	1,158	1,012
Professional services	454	245	1,203	741
Advertising	189	166	502	537
Postage and supplies	67	59	207	204
FDIC insurance	48	44	135	79
Other	228	236	870	850
Total Non-Interest Expense	4,494	3,922	12,842	11,655
Income before Income Taxes	2,050	1,457	5,256	3,896
Income Tax Expense	359	226	884	581
Net Income	$1,691	$1,231	$4,372	$3,315
Basic and diluted earnings per common share	$0.29	$0.21	$0.74	$0.56
Dividends declared per share	$0.14	$0.12	$0.40	$0.36

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,
	2021	2020
	(Unaudited)
	(Dollars in thousands)
Net Income	$1,691	$1,231
Other Comprehensive Loss, net of tax benefit
Unrealized holding losses on securities available for sale, net of tax benefit	(559)	(122)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(14)	(16)
Total Other Comprehensive Loss	(573)	(138)
Total Comprehensive Income	$1,118	$1,093

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
	(Dollars in thousands)
Net Income	$4,372	$3,315
Other Comprehensive (Loss) Income, net of tax benefit (expense):
Unrealized holding (losses) gains on securities, net of tax benefit (expense)	(1,126)	733
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(39)	(38)
Total Other Comprehensive (Loss) Income	(1,165)	695
Total Comprehensive Income	$3,207	$4,010

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, June 30 and September 30, 2021 and 2020 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2020	$68	$31,078	$(10,184)	$(1,364)	$(39)	$61,950	$1,331	$82,840
Net income	-	-	-	-	-	731	-	731
Other comprehensive income, net of tax expense of $220	-	-	-	-	-	-	828	828
ESOP shares earned (1,984 shares)	-	7	-	21	-	-	-	28
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (20,830 shares)	-	-	196	-	(196)	-	-	-
Compensation plan shares earned (1,889 shares)	-	9	-	-	20	-	-	29
Purchase of treasury stock, at cost (26,900 shares)	-	-	(377)	-	-	-	-	(377)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(259)	-	(259)
Balance - March 31, 2020	$68	$31,105	$(10,365)	$(1,343)	$(215)	$62,422	$2,159	$83,831

Balance - April 1, 2020	$68	$31,105	$(10,365)	$(1,343)	$(215)	$62,422	$2,159	$83,831
Net income	-	-	-	-	-	1,353	-	1,353
Other comprehensive income, net of tax expense of $2	-	-	-	-	-	-	5	5
ESOP shares earned (1,984 shares)	-	2	-	21	-	-	-	23
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares forfeited (332 shares)	-	-	(4)	-	4	-	-	-
Compensation plan shares earned (3,299 shares)	-	19	-	-	31	-	-	50
Purchase of treasury stock, at cost (40,600 shares)	-	-	(511)	-	-	-	-	(511)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(254)	-	(254)
Balance - June 30, 2020	$68	$31,137	$(10,880)	$(1,322)	$(180)	$63,521	$2,164	$84,508

Balance - July 1, 2020	$68	$31,137	$(10,880)	$(1,322)	$(180)	$63,521	$2,164	$84,508
Net income	-	-	-	-	-	1,231	-	1,231
Other comprehensive loss, net of tax benefit of $37	-	-	-	-	-	-	(138)	(138)
ESOP shares earned (1,984 shares)	-	3	-	22	-	-	-	25
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares earned (3,327 shares)	-	18	-	-	33	-	-	51
Purchase of treasury stock, at cost (42,100 shares)	-	-	(550)	-	-	-	-	(550)
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(251)	-	(251)
Balance - September 30, 2020	$68	$31,169	$(11,430)	$(1,300)	$(147)	$64,501	$2,026	$84,887

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2021	$68	$31,201	$(11,584)	$(1,279)	$(118)	$65,488	$2,148	$85,924
Net income	-	-	-	-	-	1,688	-	1,688
Other comprehensive loss, net of tax benefit of $213	-	-	-	-	-	-	(803)	(803)
ESOP shares earned (1,984 shares)	-	8	-	21	-	-	-	29
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (20,958 shares)	-	-	196	-	(196)	-	-	-
Compensation plan shares forfeited (1,392 shares)	-	-	(13)	-	13	-	-	-
Compensation plan shares earned (2,057 shares)	-	10	-	-	21	-	-	31
Purchase of treasury stock, at cost (43,834 shares)	-	-	(652)	-	-	-	-	(652)
Cash dividends declared ($0.13 per share)	-	-	-	-	-	(268)	-	(268)
Balance - March 31, 2021	$68	$31,230	$(12,053)	$(1,258)	$(280)	$66,908	$1,345	$85,960

Balance - April 1, 2021	$68	$31,230	$(12,053)	$(1,258)	$(280)	$66,908	$1,345	$85,960
Net income	-	-	-	-	-	993	-	993
Other comprehensive income, net of tax expense of $55	-	-	-	-	-	-	211	211
ESOP shares earned (1,984 shares)	-	8	-	22	-	-	-	30
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares earned (4,375 shares)	-	24	-	-	42	-	-	66
Purchase of treasury stock, at cost (36,094 shares)	-	-	(547)	-	-	-	-	(547)
Cash dividends declared ($0.13 per share)	-	-	-	-	-	(280)	-	(280)
Balance - June 30, 2021	$68	$31,273	$(12,600)	$(1,236)	$(238)	$67,621	$1,556	$86,444

Balance - July 1, 2021	$68	$31,273	$(12,600)	$(1,236)	$(238)	$67,621	$1,556	$86,444
Net income	-	-	-	-	-	1,691	-	1,691
Other comprehensive loss, net of tax benefit of $152	-	-	-	-	-	-	(573)	(573)
ESOP shares earned (1,984 shares)	-	8	-	21	-	-	-	29
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares forfeited (400 shares)	-	-	(4)	-	4	-	-	-
Compensation plan shares earned (4,277 shares)	-	25	-	-	41	-	-	66
Purchase of treasury stock, at cost (60,000 shares)	-	-	(897)	-	-	-	-	(897)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	(280)	-	(280)
Balance - September 30, 2021	$68	$31,317	$(13,501)	$(1,215)	$(193)	$69,032	$983	$86,491

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,372	$3,315
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	114	31
Net amortization of deferred loan costs	408	424
Provision for loan losses	650	1,125
Recovery on previously impaired investment securities	(50)	(48)
Unrealized loss on equity securities	34	24
Unrealized (gain) loss on interest rate swap	(121)	156
Originations of loans held for sale	(8,743)	(8,452)
Proceeds from sales of loans held for sale	9,021	8,785
Gain on sale of loans held for sale	(278)	(333)
Depreciation and amortization	652	629
Increase in bank owned life insurance, net	(313)	(374)
ESOP shares committed to be released	88	76
Stock based compensation expense	196	163
Decrease (Increase) in accrued interest receivable	345	(992)
(Increase) Decrease in other assets	(86)	36
Writedowns of foreclosed real estate	7	-
Gains from sale of foreclosed real estate	(4)	(16)
Increase (Decrease) in other liabilities	135	(109)
Net Cash Provided by Operating Activities	6,427	4,440
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Maturities, prepayments and calls	15,354	13,118
Purchases	(21,340)	(20,330)
Purchases of Federal Home Loan Bank Stock	(54)	(93)
Redemptions of Federal Home Loan Bank Stock	353	171
Loan origination and principal collections, net	(1,659)	(22,001)
Proceeds from sale of foreclosed real estate	55	526
Additions to premises and equipment	(475)	(280)
Net Cash Used in Investing Activities	(7,766)	(28,889)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	31,495	72,062
Net decrease in advances from borrowers for taxes and insurance	(1,427)	(1,261)
Proceeds from issuance of long-term debt	-	1,200
Repayment of long-term debt	(7,800)	(4,500)
Purchase of treasury stock	(2,096)	(1,438)
Cash dividends paid	(828)	(764)
Net Cash Provided by Financing Activities	19,344	65,299
Net Increase in Cash and Cash Equivalents	18,005	40,850
CASH AND CASH EQUIVALENTS - BEGINNING	42,975	30,289
CASH AND CASH EQUIVALENTS - ENDING	$60,980	$71,139
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,169	$3,523
Income taxes paid	$1,075	$800
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$97	$-
Securities purchased and not settled	$-	$2,355

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

The interim consolidated financial statements included herein as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated statement of financial condition at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The consolidated statements of income for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2021.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of September 30, 2021 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Note 3 – COVID-19

During the first quarter of 2020, an outbreak of a novel strain of coronavirus (“COVID-19”) was originally identified in Wuhan, China, and has since spread to a number of countries around the world, including the United States. The World Health Organization declared COVID-19 to be a global pandemic. The direct and indirect effects of COVID-19 and its associated impacts on business activities, retail, travel, productivity and other economic activities have had, are currently having and may for some time continue to have a destabilizing effect on financial markets and economic activity. As a result, Federal and State, including New York State, governments have passed legislation to counteract the economic impact of the pandemic. The legislation had a direct impact on the banking industry and our financial operations, as described in Note 3 of the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”), in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans and protected borrowers from negative credit reporting due to loan accommodations related to the national emergency. This legislation allowed the Company to provide loan payment deferrals to those borrowers that had incurred a significant economic impact as a result of the pandemic and allowed the Company to provide this relief without accounting for such loans as past due or as a troubled debt restructuring ("TDR)". New York State also passed legislation which prevented residential evictions, foreclosure proceedings, tax lien sales or foreclosures, credit discrimination and negative credit reporting related to the COVID-19 pandemic. These moratoriums were originally going to last until May 1, 2021, but were extended until January 15, 2022 by New York State legislation.

The Company implemented a loan modification program at the onset of the pandemic in the 2nd quarter of 2020 for impacted customers, in line with regulatory guidance, allowing customers to defer loan payments. The majority of loan deferrals were granted for deferral of principal and interest payments for 90 days, and up to 180 days in some instances, with the loan repayment period extended by the deferral period. The requests were evaluated individually and approved modifications were based on the unique circumstances of each borrower. At its maximum, the Company approved loan payment deferral requests of up to 90 days on 219 loans, representing $103.1 million, or 21.1% of the Bank’s loan portfolio during the nine months ended September 30, 2020. The number of loan payment deferral requests has decreased significantly and as of September 30, 2021, only one commercial real estate loan with a balance of $7.5 million, which represents 1.4% of the Bank’s loan portfolio, remained in the loan deferral program. This loan was current at the time of modification and was not considered a troubled debt restructuring based on the regulatory guidance and we have not accounted for this loan as a TDR, nor have we designated the loan as past due or non-accrual. At this time management has not downgraded its classification of this loan due to the strength of the collateral and guarantors. Management continues to carefully monitor the borrower for additional signs of distress that would result in a downgrade in loan classification.

On December 27, 2020, President Trump signed another COVID-19 relief bill that extended and modified several provisions of the Small Business Administration ("SBA") Paycheck Protection Program ("PPP”). The SBA reactivated the PPP on January 11, 2021. The Bank originated additional PPP loans from this modified program, which ended on May 31, 2021. In the nine months ended September 30, 2021, the Bank had originated and received SBA approval on 33 PPP loans totaling $11.4 million and received $188,000 in related net deferred PPP fees under the 2021 PPP authorization. Upon funding the loans, the net fees were deferred and will be amortized over the life of the loans as an adjustment to yield. It is expected that most customers that received a PPP loan in 2021 will apply and receive PPP loan forgiveness during the next six months, upon which any unamortized deferred fees will be recognized as an adjustment to interest income. As of September 30, 2021, 8 PPP loans with a balance of $686,000, which had been originated during the nine months ended September 30, 2021, had been forgiven by the SBA.

The Company originated 86 commercial business loans representing $30.7 million under the PPP during 2020 to assist business customers who suffered from the economic impact of the pandemic. During the nine months ended September 30, 2021, a total of $153,000 in net PPP fees had been recognized by the Bank including fees recognized upon forgiveness and continuing amortization of fees from the 2020 and 2021 PPP loan originations. As of September 30, 2021, all PPP loans which had been originated during the year ended December 31, 2020 have been forgiven by the SBA.

At September 30, 2021, there were $10.7 million in PPP loans outstanding and recorded as commercial business loans with $168,000 in loan fees remaining to be recognized. PPP loans are fully guaranteed by the SBA and are not considered when determining the allowance for loan losses. In addition, these loans are classified as pass and are reported as current when determining payment status.

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

Note 4 – Investment Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,009	$230	$-	$2,239
Municipal bonds	43,673	940	(277)	44,336
Mortgage-backed securities:
Collateralized mortgage obligations-private label	15	1	-	16
Collateralized mortgage obligations-government sponsored entities	20,066	324	(102)	20,288
Government National Mortgage Association	79	7	-	86
Federal National Mortgage Association	9,194	81	(71)	9,204
Federal Home Loan Mortgage Corporation	7,388	109	(115)	7,382
Asset-backed securities-private label	-	116	-	116
Asset-backed securities-government sponsored entities	12	1	-	13
Total Debt Securities Available for Sale	$82,436	$1,809	$(565)	$83,680
Equity Securities	22	-	(4)	18
Total Securities	$82,458	$1,809	$(569)	$83,698

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,010	$327	$-	$2,337
Municipal bonds	43,466	1,430	(3)	44,893
Mortgage-backed securities:
Collateralized mortgage obligations-private label	16	-	-	16
Collateralized mortgage obligations-government sponsored entities	22,527	549	(25)	23,051
Government National Mortgage Association	116	11	-	127
Federal National Mortgage Association	4,209	130	-	4,339
Federal Home Loan Mortgage Corporation	4,143	152	(2)	4,293
Asset-backed securities-private label	-	147	-	147
Asset-backed securities-government sponsored entities	27	3	-	30
Total Debt Securities Available for Sale	$76,514	$2,749	$(30)	$79,233
Equity Securities	22	30	-	52
Total Securities	$76,536	$2,779	$(30)	$79,285

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At September 30, 2021, thirty municipal bonds with a cost of $11.0 million and fair value of $11.3 million were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. At December 31, 2020, thirty-one municipal bonds with a cost of $10.8 million and fair value of $11.2 million were pledged with the FRB. In addition, at September 30, 2021, twenty municipal bonds with a cost of $6.0 million and fair value of $6.2 million were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2020, sixteen municipal bonds with a cost of $4.2 million and fair value of $4.4 million were pledged as collateral for customer deposits in excess of the FDIC insurance limits.

The following table sets forth the Company’s investment in securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
September 30, 2021
Municipal bonds	$12,350	(268)	$530	$(9)	$12,880	$(277)
Mortgage-backed securities	18,846	(210)	1,448	(78)	20,294	(288)
	$31,196	$(478)	$1,978	$(87)	$33,174	$(565)

December 31, 2020
Municipal bonds	$539	(3)	$-	$-	$539	$(3)
Mortgage-backed securities	7,166	(26)	76	(1)	7,242	(27)
	$7,705	$(29)	$76	$(1)	$7,781	$(30)

The Company reviews all investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly.

At September 30, 2021, the Company’s investment portfolio included fifty-six securities in the “unrealized losses less than twelve months” category and three securities in the “unrealized losses twelve months or more” category. Management has the intent and ability to hold these securities until maturity. Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive income (loss), net of tax expense (benefit) on the Company’s consolidated statements of stockholders’ equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Beginning balance	$221	$294
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(50)	(48)
Ending balance	$171	$246

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the nine months ended September 30, 2021 and 2020, the Company did not sell any debt securities.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
September 30, 2021:
Less than one year	$665	$669
After one year through five years	3,882	3,893
After five years through ten years	9,416	9,777
After ten years	31,719	32,236
Mortgage-backed securities	36,742	36,976
Asset-backed securities	12	129
	$82,436	$83,680

Equity Securities

At September 30, 2021 and December 31, 2020, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended September 30, 2021 and 2020, the Company recognized an unrealized loss of $14,000 and $6,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. During the nine months ended September 30, 2021 and 2020, the Company recognized an unrealized loss of $34,000 and $24,000, respectively, on the equity securities. There were no sales of equity securities during the nine months ended September 30, 2021 and 2020.

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

Other Loans:

•Commercial – includes business installment loans, lines of credit, PPP loans and other commercial loans. Most of our commercial loans have fixed interest rates and are for terms generally not in excess of 5 years. Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower. Commercial loans generally involve a higher degree of credit risk, as commercial loans can involve relatively large loan balances to a single borrower or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation of the commercial business and the income stream of the borrower. Such risks can be significantly affected by economic conditions. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because the equipment or other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the credit worthiness of the borrowers (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

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

The following tables summarize the activity in the allowance for loan losses for the three and nine months ended September 30, 2021 and 2020 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of September 30, 2021 and December 31, 2020:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2021
Allowance for Loan Losses:
Balance – July 1, 2021	$325	$169	$4,800	$495	$561	$35	$106	$6,491
Charge-offs	-	-	(426)	-	-	(18)	-	(444)
Recoveries	49	1	4	-	23	1	-	78
Provision (credit)	43	50	(3)	(165)	(29)	18	86	-
Balance – September 30, 2021	$417	$220	$4,375	$330	$555	$36	$192	$6,125

Balance – January 1, 2021	$346	$172	$4,052	$434	$676	$27	$150	$5,857
Charge-offs	(12)	-	(429)	-	-	(26)	-	(467)
Recoveries	49	1	6	-	23	6	-	85
Provision (credit)	34	47	746	(104)	(144)	29	42	650
Balance – September 30, 2021	$417	$220	$4,375	$330	$555	$36	$192	$6,125
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$417	$220	$4,375	$330	$555	$36	$192	$6,125

Gross Loans Receivable (1):
Ending balance	$159,286	$50,064	$267,000	$20,015	$29,545	$1,346	$-	$527,256
Ending balance: individually evaluated for impairment	$265	$24	$7,057	$-	$-	$-	$-	$7,346
Ending balance: collectively evaluated for impairment	$159,021	$50,040	$259,943	$20,015	$29,545	$1,346	$-	$519,910

(1) Gross Loans Receivable does not include allowance for loan losses of $(6,125) or deferred loan costs of $3,516.

(2) Includes one- to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2020
Allowance for Loan Losses:
Balance – July 1, 2020	$426	$169	$3,377	$554	$481	$34	$23	$5,064
Charge-offs	-	(6)	-	-	-	(17)	-	(23)
Recoveries	-	-	-	-	-	6	-	6
Provision (credit)	(23)	-	67	6	179	1	70	300
Balance – September 30, 2020	$403	$163	$3,444	$560	$660	$24	$93	$5,347

Balance – January 1, 2020	$436	$129	$2,682	$388	$478	$26	$128	$4,267
Charge-offs	(26)	(6)	-	-	(5)	(27)	-	(64)
Recoveries	-	1	1	-	4	13	-	19
Provision (credit)	(7)	39	761	172	183	12	(35)	1,125
Balance – September 30, 2020	$403	$163	$3,444	$560	$660	$24	$93	$5,347

(1) Includes one– to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2020
Allowance for Loan Losses:
Balance – December 31, 2020	$346	$172	$4,052	$434	$676	$27	$150	$5,857
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$346	$172	$4,052	$434	$676	$27	$150	$5,857

Gross Loans Receivable (1):
Ending Balance	$150,660	$47,603	$257,321	$28,923	$40,772	$1,353	$-	$526,632
Ending balance: individually evaluated for impairment	$238	$15	$-	$-	$-	$-	$-	$253
Ending balance: collectively evaluated for impairment	$150,422	$47,588	$257,321	$28,923	$40,772	$1,353	$-	$526,379

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Nine Months Ended
	At September 30, 2021			September 30, 2021
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$265	$265	$-	$271	$10
Home equity	24	24	-	25	1
Commercial real estate	7,057	7,057	-	9,381	219
Total impaired loans with no related allowance	7,346	7,346	-	9,677	230

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2020			December 31, 2020
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$238	$238	$-	$306	$15
Home equity	15	15	-	16	1
Total impaired loans	253	253	-	322	16

The following tables provide an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
September 30, 2021:
Real Estate Loans:
Residential, one- to four-family(1)	$735	$159	$1,420	$2,314	$156,972	$159,286	$2,135
Home equity	231	27	553	811	49,253	50,064	656
Commercial(2)	-	-	-	-	267,000	267,000	7,057
Construction - commercial	-	-	-	-	20,015	20,015	-
Other Loans:
Commercial(3)	-	-	-	-	29,545	29,545	-
Consumer	3	4	5	12	1,334	1,346	7
Total	$969	$190	$1,978	$3,137	$524,119	$527,256	$9,855

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2020:
Real Estate Loans:
Residential, one- to four-family(1)	$920	$552	$1,361	$2,833	$147,827	$150,660	$2,392
Home equity	173	64	645	882	46,721	47,603	706
Commercial	-	-	-	-	257,321	257,321	-
Construction - commercial	-	-	-	-	28,923	28,923	-
Other Loans:
Commercial(3)	-	-	-	-	40,772	40,772	-
Consumer	12	4	4	20	1,333	1,353	3
Total	$1,105	$620	$2,010	$3,735	$522,897	$526,632	$3,101

(1) Includes one- to four-family construction loans.

(2) Commercial Real Estate loans on non-accrual consists of one $7.1 million loan relationship which was moved to non-accrual status during the nine months ended September 30, 2021.

(3) Includes $10.7 million and $18.1 million of PPP loans at September 30, 2021 and December 31, 2020, respectively, which do not require payments for a certain amount of time under the CARES Act and are 100% guaranteed by SBA.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of September 30, 2021 and December 31, 2020:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
September 30, 2021
Real Estate Loans:
Residential, one- to four-family(1)	$157,046	$-	$2,240	$-	$-	$159,286
Home equity	49,122	-	942	-	-	50,064
Commercial(2)	253,914	5,569	7,517	-	-	267,000
Construction - commercial	20,015	-	-	-	-	20,015
Other Loans:
Commercial(3)	24,698	1,386	3,461	-	-	29,545
Consumer	1,334	-	7	-	5	1,346
Total	$506,129	$6,955	$14,167	$-	$5	$527,256

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2020
Real Estate Loans:
Residential, one- to four-family(1)	$148,291	$-	$2,369	$-	$-	$150,660
Home equity	46,543	-	1,060	-	-	47,603
Commercial	242,527	14,202	592	-	-	257,321
Construction - commercial	28,923	-	-	-	-	28,923
Other Loans:
Commercial(3)	35,507	1,022	4243	-	-	40,772
Consumer	1,350	-	3	-	-	1,353
Total	$503,141	$15,224	$8,267	$-	$-	$526,632

(1) Includes one- to four-family construction loans.

(2) The Substandard classification category for Commercial Real Estate loans includes one $7.1 million loan relationship that was deemed to be impaired during the nine months ended September 30, 2021.

(3) The Pass/Performing category for Commercial Loans includes $10.7 million and $18.1 million of PPP loans at September 30, 2021 and December 31, 2020, respectively, which do not require payments for a certain amount of time under the CARES Act and are 100% guaranteed by SBA.

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At September 30, 2021
Real Estate Loans:
Residential, one- to four-family	7	$265	1	$15	6	$252	-	$-
Home equity	2	24	-	-	2	24	-	-
Commercial	1	7,057	1	7,057	-	-	-	-
Total	10	$7,346	2	$7,072	8	$276	-	$-

At December 31, 2020
Real Estate Loans:
Residential, one- to four-family	6	$238	1	$18	5	$220	-	$-
Home equity	1	15	-	-	1	15	-	-
Total	7	$253	1	$18	6	$235	-	$-

No additional loan commitments were outstanding to these borrowers at September 30, 2021 and December 31, 2020.

The following table details the activity in loans which were first deemed to be TDRs during the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30, 2021			For The Three Months Ended September 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Commercial	1	$7,483	$7,057	-	-	-

	For the Nine Months September 30, 2021			For the Nine Months September 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$38	$38	3	$150	$150
Home equity	1	10	10	1	16	16
Commercial	1	7,483	7,057	-	-	-
Total	3	$7,531	$7,105	4	$166	$166

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $97,000 and $58,000 at September 30, 2021 and December 31, 2020, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.8 million at September 30, 2021 and December 31, 2020.

Note 6 – Borrowings

At September 30, 2021 and December 31, 2020, the Company had no short-term borrowings.

At September 30, 2021 and December 31, 2020, the Company had written agreements with the Federal Home Loan Bank of New York (“FHLBNY”) which allows it to borrow up to the maximum lending values designated by the type of collateral pledged. There have been no significant changes to these agreements since December 31, 2020.

Long-term debt from the FHLBNY and related contractual maturities consisted of the following:

	At September 30, 2021		At December 31, 2020
Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
(Dollars in thousands)

In one year	$2,000	2.18%	$7,800	2.30%
In two years	4,950	2.31%	2,000	2.18%
In three years	13,000	1.73%	4,950	2.31%
In four years	2,000	1.94%	13,000	1.73%
In five years	-	-%	2,000	1.94%
	$21,950	1.92%	$29,750	2.02%

Note 7 – Earnings per Share

Earnings per share was calculated for the three and nine months ended September 30, 2021 and 2020, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”), by the Lake Shore Bancorp, Inc. 2006 Recognition and Retention Plan (“RRP”), and by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended September 30,
	2021	2020
Numerator – net income	$1,691,000	$1,231,000
Denominator:
Basic weighted average shares outstanding	5,881,457	5,941,540
Increase in weighted average shares outstanding due to:
Stock options	2,962	-
Diluted weighted average shares outstanding (1)	5,884,419	5,941,540

Earnings per share:
Basic	$0.29	$0.21
Diluted	$0.29	$0.21

	Nine Months Ended September 30,
	2021	2020
Numerator – net income	$4,372,000	$3,315,000
Denominator:
Basic weighted average shares outstanding	5,904,475	5,968,348
Increase in weighted average shares outstanding due to:
Stock options	2,377	-
Diluted weighted average shares outstanding (1)	5,906,852	5,968,348

Earnings per share:
Basic	$0.74	$0.56
Diluted	$0.74	$0.56

(1)Stock options to purchase 64,547 shares under the Company’s 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 per share were outstanding during the three and nine month period ended September 30, 2020, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 8 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. There were no loss reserves associated with these commitments at September 30, 2021 and December 31, 2020. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	September 30,	December 31,
	2021	2020
	(Dollars in thousands)

Commitments to grant loans	$50,872	$47,065
Unfunded commitments under lines of credit	72,665	66,134

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

Note 9 – Stock-based Compensation

As of September 30, 2021, the Company had four stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $106,000 and $87,000 for the three months ended September 30, 2021 and 2020, respectively. The compensation cost that has been recorded for the nine months ended September 30, 2021 and 2020 was $284,000 and $239,000, respectively.

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

A summary of the status of the Stock Option Plan during the nine months ended September 30, 2021 and 2020 is presented below:

:

	2021			2020
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	64,548	$14.38		64,548	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Outstanding at end of period	64,548	$14.38	5.0 years	64,548	$14.38	6.0 years

Options exercisable at end of period	51,636	$14.38	5.0 years	38,726	$14.38	6.0 years

Fair value of options granted	-	$-		-	$-

At September 30, 2021, stock options had an intrinsic value of $35,000 and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the three and nine months ended September 30, 2021 and 2020. Compensation expense related to the Stock Option Plan amounted to $8,000 for the three month periods ended September 30, 2021 and 2020. Compensation expense related to the Stock Option Plan for the nine month periods ended September 30, 2021 and 2020 was $25,000. At September 30, 2021, $2,000 of unrecognized compensation cost related to the Stock Option Plan is expected to be recognized over a period of one month.

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

As of September 30, 2021, there were 117,407 shares vested or distributed to eligible participants under the RRP. Compensation expense amounted to $6,000 for the three months ended September 30, 2021 and 2020. Compensation expense amounted to $17,000 and $18,000 for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, $1,000 of unrecognized compensation cost related to the RRP is expected to be recognized over a period of one month.

A summary of the status of unvested shares under the RRP for the nine months ended September 30, 2021 and 2020 is as follows:

	At September 30, 2021	Weighted Average Grant Price (per Share)	At September 30, 2020	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	1,618	$14.38	3,255	$14.37
Granted	-	-	-	-
Vested	-	-	(20)	13.42
Unvested shares outstanding at end of period	1,618	$14.38	3,235	$14.38

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

The Board of Directors granted restricted stock awards under the EIP during the nine months ended September 30, 2021 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 24, 2021	4,656	100% on December 10, 2021	$15.65	Non-employee directors
March 24, 2021	16,302	100% on February 24, 2024 if three year performance metric is achieved	15.10	Employees

A summary of the status of unvested restricted stock awards under the EIP for the nine months ended September 30, 2021 and 2020 is as follows:

	At September 30, 2021	Weighted Average Grant Price (per Share)	At September 30, 2020	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	14,986	$15.39	-	$-
Granted	20,958	15.22	20,830	15.42
Forfeited	(1,792)	15.25	(332)	15.39
Unvested shares outstanding at end of period	34,152	$15.29	20,498	$15.42

As of September 30, 2021, there were 89,085 shares of restricted stock that vested or was distributed to eligible participants under the EIP. Compensation expense related to unvested restricted stock awards under the EIP amounted to $60,000 and $45,000 for the three months ended September 30, 2021 and 2020, respectively. Compensation expense related to unvested restricted stock awards under the EIP amounted to $146,000 and $112,000 for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, $311,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 29 months.

A summary of the status of stock options under the EIP for the nine months ended September 30, 2021 and 2020 is presented below:

	2021			2020
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	5.0 years	20,000	$14.38	6.0 years

Options exercisable at end of period	15,998	$14.38	5.0 years	11,999	$14.38	6.0 years

Fair value of options granted	-	-		-	-

At September 30, 2021, stock options had an intrinsic value of $11,000 and there were no remaining options available for grant under the EIP. Compensation expense related to stock options outstanding under the EIP amounted to $3,000 for the three months ended September 30, 2021 and 2020. Compensation expense related to stock options outstanding under the EIP amounted to $8,000 for the nine months ended September 30, 2021 and 2020. At September 30, 2021, $1,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of one month.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of September 30, 2021, the balance of the loan to the ESOP was $1.5 million and the fair value of unallocated shares was $1.7 million. As of September 30, 2021, there were 77,614 allocated shares and 119,024 unallocated shares compared to 76,462 allocated shares and 126,958 unallocated shares at September 30, 2020. The ESOP compensation expense was $29,000 for the three months ended September 30, 2021 and $25,000 for the three months ended September 30, 2020 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $88,000 for the nine months ended September 30, 2021 and $76,000 for the nine months ended September 30, 2020 based on 5,952 shares earned during the respective nine-month period.

Note 10 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of September 30, 2021 and December 31, 2020 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

The Company’s consolidated statements of financial condition contain investment securities and derivative instruments that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2021 and December 31, 2020 were as follows:

	Fair Value Measurements at September 30, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$2,239	$2,239	$-	$-
Municipal bonds	44,336	-	44,336	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	16	-	16	-
Collateralized mortgage obligations-government sponsored entities	20,288	-	20,288	-
Government National Mortgage Association	86	-	86	-
Federal National Mortgage Association	9,204	-	9,204	-
Federal Home Loan Mortgage Corporation	7,382	-	7,382	-
Asset-backed securities:
Private label	116	-	116	-
Government sponsored entities	13	-	13	-
Total Debt Securities Available for Sale	$83,680	$2,239	$81,441	$-
Equity securities	18	18	-	-
Total Securities	$83,698	$2,257	$81,441	$-
Interest Rate Swap(1)	$(138)	$-	$(138)	$-

(1)Included in Other Liabilities on the consolidated statements of financial condition.

	Fair Value Measurements at December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

The Company did not have any assets or liabilities that required a fair value measurement on a non-recurring basis at September 30, 2021. For assets measured at fair value on a non-recurring basis at December 31, 2020, the fair value measurements by level within the fair value hierarchy were as follows:

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

At December 31, 2020, foreclosed real estate valued using Level 3 inputs had a carrying amount of $67,000 and a valuation allowance of $9,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at September 30, 2021
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$60,980	$60,980	$60,980	$-	$-
Securities	83,698	83,698	2,257	81,441	-
Federal Home Loan Bank stock	1,606	1,606	-	1,606	-
Loans receivable, net	524,647	514,174	-	-	514,174
Accrued interest receivable	2,642	2,642	-	2,642	-
Financial liabilities:
Deposits	591,754	595,245	-	595,245	-
Long-term debt	21,950	22,422	-	22,422	-
Accrued interest payable	54	54	-	54	-
Interest rate swap	138	138	-	138	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2020
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$42,975	$42,975	$42,975	$-	$-
Securities	79,285	79,285	2,389	76,896	-
Federal Home Loan Bank stock	1,905	1,905	-	1,905	-
Loans receivable, net	524,143	519,551	-	-	519,551
Accrued interest receivable	2,987	2,987	-	2,987	-
Financial liabilities:
Deposits	560,259	565,655	-	565,655	-
Long-term debt	29,750	30,811	-	30,811	-
Accrued interest payable	70	70	-	70	-
Interest rate swap	259	259	-	259	-
Off-balance-sheet financial instruments	-	-	-	-	-

Note 11 – Treasury Stock

During the three months ended September 30, 2021, the Company repurchased 60,000 shares of common stock at an average cost of $14.95 per share. During the nine months ended September 30, 2021, the Company repurchased 139,928 shares of common stock at an average cost of $14.98 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase programs. As of September 30, 2021, there were 46,327 shares remaining to be repurchased under the existing stock repurchase program. During the nine months ended September 30, 2021, the Company transferred 20,958 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the nine months ended September 30, 2021, there were 1,792 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to forfeitures.

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

Note 12 – Other Comprehensive Income (Loss)

In addition to presenting the consolidated statements of comprehensive income herein, the following tables show the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Three Months Ended September 30, 2021			For The Three Months Ended September 30, 2020
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(707)	$148	$(559)	$(155)	$33	$(122)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(18)	4	(14)	(20)	4	(16)
Total Other Comprehensive Loss	$(725)	$152	$(573)	$(175)	$37	$(138)

	For the Nine Months Ended September 30, 2021			For The Nine Months Ended September 30, 2020
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Net unrealized (losses) gains on securities:
Net unrealized (losses) gains arising during the period	$(1,425)	$299	$(1,126)	$928	$(195)	$733
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(50)	11	(39)	(48)	10	(38)
Total Other Comprehensive (Loss) Income	$(1,475)	$310	$(1,165)	$880	$(185)	$695

The following tables present the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income		Affected Line Item
Comprehensive Income	for the three months ended September 30,		on the Consolidated
Components	2021	2020	Statements of Income
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Recovery on previously impaired investment securities	$(18)	$(20)	Recovery on previously impaired investment securities
Provision for income tax expense	4	4	Income Tax Expense
Total reclassification for the period	$(14)	$(16)	Net Income

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income		Affected Line Item
Comprehensive Income	for the nine months ended September 30,		on the Consolidated
Components	2021	2020	Statements of Income
	(Dollars in thousands)
Net unrealized (losses) gains on securities available for sale:
Recovery on previously impaired investment securities	$(50)	$(48)	Recovery on previously impaired investment securities
Provision for income tax expense	11	10	Income Tax Expense
Total reclassification for the period	$(39)	$(38)	Net Income

Note 13 – Subsequent Events

On October 27, 2021, the Board of Directors declared a quarterly cash dividend of $0.14 per share on the Company’s common stock, payable on November 19, 2021 to shareholders of record as of November 9, 2021. Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 63.9% of the Company’s total outstanding stock, has elected to waive receipt of the dividend on its shares. On March 4, 2021, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 3, 2022, aggregating up to $0.54 per share. The MHC waived $509,000 and $1.5 million of dividends during the three and nine months ended September 30, 2021, respectively. Cumulatively the MHC has waived approximately $15.6 million of cash dividends as of September 30, 2021. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the following:

•risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues, the effectiveness of vaccination programs, vaccination mandates and their effects on our workforce, the effect of the pandemic on the general economy and on the businesses of our borrowers; and the inability of employees to work due to illness or quarantine;

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2021 compared to the consolidated financial condition as of December 31, 2020 and the consolidated results of operations for the three and nine months ended September 30, 2021 and 2020.

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

Our operations are also affected by non-interest income, such as service charges and fees, debit card fees, earnings on bank owned life insurance, and gains and losses on interest rate swaps and the sales of securities and loans, our provision for loan losses and non-interest expenses which include salaries and employee benefits, occupancy and equipment costs, data processing, professional services, advertising and other general and administrative expenses.

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

The Company quickly responded to the changing environment at the onset of the pandemic by successfully executing its business continuity plan, including implementing work from home arrangements and limiting branch activities. Once the branches received the tools and services necessary to implement appropriate social distancing protocols and enhanced cleaning services, in-person customer service activities resumed. As of September 30, 2021, all branches were fully open with adherence to health and safety requirements, including, among other things, face mask requirements and social distancing measures.

The direct and indirect effects of COVID-19 and its associated impacts on business activities, retail, restaurants and bars, travel, productivity and other activities have had, are currently having and may for some time continue to impact financial markets and economic activity. The extent of the impact of the ongoing COVID-19 pandemic on our operational and financial performance remains uncertain, cannot be predicted and will depend on certain developments, including, among others, the effectiveness of vaccination and achievement of herd immunity, the ability to sustainably limit the spread of COVID-19 and/or its variants, improvement in employment rates and the recovery of economic activity in our market areas as pandemic restrictions are relaxed. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, specifically Part I. Item 1. Business and Part I. Item 1A. Risk Factors, for additional details on the related risks and the impact of the pandemic, along with a description of Company’s actions taken to address the pandemic during 2020, which includes the origination of PPP loans under a program authorized by the Small Business Administration and a loan modification program in line with regulatory guidance which allowed impacted customers to defer loan payments.

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

As of September 30, 2021, the Bank’s capital ratios were in excess of all regulatory requirements. While management believes we have sufficient capital to withstand potential losses that may occur as a result of the COVID-19 pandemic, our regulatory capital ratios could be adversely impacted by further credit losses. The Company maintains access to multiple sources of liquidity which could be used to support capital ratios.

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

	For the Three Months Ended			For the Three Months Ended
	September 30, 2021			September 30, 2020
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$54,339	$11	0.08%	$69,561	$15	0.09%
Securities(1)	80,410	457	2.27%	79,275	541	2.73%
Loans	535,823	5,997	4.48%	487,896	5,366	4.40%
Total interest-earning assets	670,572	6,465	3.86%	636,732	5,922	3.72%
Other assets	46,782			43,847
Total assets	$717,354			$680,579

Interest-bearing liabilities
Demand & NOW accounts	$87,708	$18	0.08%	$85,413	$34	0.16%
Money market accounts	166,352	87	0.21%	152,812	163	0.43%
Savings accounts	75,017	11	0.06%	62,842	9	0.06%
Time deposits	148,928	378	1.02%	161,928	627	1.55%
Borrowed funds & other interest-bearing liabilities	24,825	134	2.16%	33,037	181	2.19%
Total interest-bearing liabilities	502,830	628	0.50%	496,032	1,014	0.82%
Other non-interest bearing liabilities	127,194			99,356
Stockholders' equity	87,330			85,191
Total liabilities & stockholders' equity	$717,354			$680,579
Net interest income		$5,837			$4,908
Interest rate spread			3.36%			2.90%
Net interest margin			3.48%			3.08%

(1)The tax equivalent adjustment for tax exempt securities results in rates of 2.63% and 3.13% for the three months ended September 30, 2021 and 2020, respectively.

(2)Annualized

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2021			September 30, 2020
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$43,677	$25	0.08%	$51,428	$92	0.24%
Securities(1)	78,780	1,392	2.36%	75,102	1,628	2.89%
Loans	535,899	17,274	4.30%	482,448	16,637	4.60%
Total interest-earning assets	658,356	18,691	3.79%	608,978	18,357	4.02%
Other assets	46,200			43,833
Total assets	$704,556			$652,811

Interest-bearing liabilities
Demand & NOW accounts	$84,059	$56	0.09%	$73,460	$77	0.14%
Money market accounts	163,587	257	0.21%	151,012	809	0.71%
Savings accounts	71,724	29	0.05%	59,024	26	0.06%
Time deposits	153,872	1,362	1.18%	164,863	2,038	1.65%
Borrowed funds & other interest-bearing liabilities	27,690	449	2.16%	34,457	565	2.19%
Total interest-bearing liabilities	500,932	2,153	0.57%	482,816	3,515	0.97%
Other non-interest bearing liabilities	116,551			85,421
Stockholders' equity	87,073			84,574
Total liabilities & stockholders' equity	$704,556			$652,811
Net interest income		$16,538			$14,842
Interest rate spread			3.22%			3.05%
Net interest margin			3.35%			3.25%

(1)The tax equivalent adjustment for tax exempt securities results in rates of 2.73% and 3.31% for the nine months ended September 30, 2021 and 2020, respectively.

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

	Three Months Ended September 30, 2021
	Compared to
	Three Months Ended September 30, 2020
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(1)	$(3)	$(4)
Securities	(92)	8	(84)
Loans, including fees	96	535	631
Total interest-earning assets	3	540	543
Interest-bearing liabilities:
Demand & NOW accounts	(17)	1	(16)
Money market accounts	(89)	13	(76)
Savings accounts	(1)	3	2
Time deposits	(202)	(47)	(249)
Total deposits	(309)	(30)	(339)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(5)	(42)	(47)
Total interest-bearing liabilities	(314)	(72)	(386)
Total change in net interest income	$317	$612	$929

	Nine Months Ended September 30, 2021
	Compared to
	Nine Months Ended September 30, 2020
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(55)	$(12)	$(67)
Securities	(313)	77	(236)
Loans, including fees	(1,131)	1,768	637
Total interest-earning assets	(1,499)	1,833	334
Interest-bearing liabilities:
Demand & NOW accounts	(31)	10	(21)
Money market accounts	(614)	62	(552)
Savings accounts	(3)	6	3
Time deposits	(547)	(129)	(676)
Total deposits	(1,195)	(51)	(1,246)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(28)	(88)	(116)
Total interest-bearing liabilities	(1,223)	(139)	(1,362)
Total change in net interest income	$(276)	$1,972	$1,696

\

As shown in the above tables, the increase in net interest income for third quarter 2021 was primarily due to an increase in the average yield on interest-earning assets and a decrease in the average cost of interest-bearing liabilities when compared to the prior year period. Net interest margin increased to 3.48% for the third quarter 2021 as compared to 3.08% for the third quarter 2020. The average yield on interest-earning assets for the 2021 third quarter increased by 14 basis points when compared to the prior year period primarily due to an increase of $363,000 in prepayment penalties received on commercial real estate loans which accounted for a 22 basis points increase in the average yield on interest-earnings assets during the third quarter 2021 when compared to the prior year period. The third quarter 2021 increase in average yield on interest earning assets was also due to an increase in the average balance of the loan portfolio. The average balance of the loan portfolio increased $47.9 million, or 9.8%, during the 2021 third quarter compared to the prior year quarter. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of commercial real estate, commercial construction and one-to four-family real estate loans. These increases were partially offset by a decrease in market interest rates since the prior year period. The net interest margin was also positively impacted by a 32 basis points decrease in the average interest rate paid on interest-bearing liabilities, from 0.82% during third quarter 2020 to 0.50% during third quarter 2021. The decrease in the average interest rate paid on interest-bearing liabilities during third quarter 2021 was partially offset by a $15.0 million increase in the average balance of interest-bearing deposits in comparison to the prior year period. The increase in the average balance of interest-bearing deposits was primarily driven by organic growth, the deposit of PPP loan proceeds and government stimulus funds into our customers’ deposit accounts and the impact of COVID-19 on consumer and business spending and savings levels.

As shown in the above tables, the increase in net interest income for the nine months ended September 30, 2021 was primarily driven by a decrease in the average cost of interest bearing liabilities that was partially offset by a decrease in the average yield on interest earning assets. Net interest margin increased 10 basis points to 3.35% for the first nine months of 2021 as compared to the first nine months of 2020. The average interest rate paid on interest bearing liabilities decreased 40 basis points from 0.97% during the first nine months of 2020 to 0.57% during the first nine months of 2021 due to a decrease in market interest rates. The decrease in the average interest rate paid on interest bearing liabilities during the nine months ended September 30, 2021 was partially offset by a $24.9 million increase in the average balance of interest-bearing deposits in comparison to the nine months ended September 30, 2020. The increase in the average balance of interest-bearing deposits was primarily drive by organic growth, the deposit of PPP loan proceeds and government stimulus funds into our customers’ deposit accounts and the impact of COVID-19 on consumer and business spending and savings levels. The increase in net interest margin was partially offset by a 23 basis points decrease in the average yield on interest-earning assets during the first nine months of 2021 primarily due to a decrease in market rates and PPP loans, which have an interest rate of 1.00% as per the SBA guidelines, which was partially offset by an increase in the average balance of loans. The average balance of the loan portfolio increased $53.5 million, or 11.1%, during the nine months ended September 30, 2021 as compared to the same period in the prior year. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balances of commercial real estate, commercial construction and PPP loans. Prepayment penalties increased $337,000 and PPP loan fees increased $148,000 which positively impacted the net interest margin by 10 basis points during the nine months ended September 30, 2021 when compared to the prior year period.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total assets at September 30, 2021 were $709.3 million, an increase of $23.1 million, or 3.4%, from $686.2 million at December 31, 2020. The increase in total assets was primarily due to an $18.0 million increase in cash and cash equivalents driven by deposit growth and a $4.4 million increase in securities available for sale.

Cash and cash equivalents increased by $18.0 million, or 41.9%, from $43.0 million at December 31, 2020 to $61.0 million at September 30, 2021. The increase was primarily due to a $31.5 million increase in deposits, partially offset by a $7.8 million cash outflow to pay down long-term debt and a $6.0 million cash outflow relating to net purchases of securities.

Securities increased by $4.4 million, or 5.6%, from $79.3 million at December 31, 2020 to $83.7 million at September 30, 2021. The increase was primarily due to $21.3 million of securities purchases, which was partially offset by $15.4 million in securities paydowns as a result of maturities, calls and prepayments, along with a $1.2 million, or 54.2%, decrease in unrealized mark to market gains during the nine months ended September 30, 2021.

Net loans receivable increased during the nine months ended September 30, 2021 as shown in the table below:

	At September 30,	At December 31,	Change
	2021	2020	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$159,286	$150,660	$8,626	5.7%
Home equity	50,064	47,603	2,461	5.2%
Commercial	267,000	257,321	9,679	3.8%
Construction - Commercial	20,015	28,923	(8,908)	(30.8)%
Total real estate loans	496,365	484,507	11,858	2.4%
Other Loans:
Commercial(2)	29,545	40,772	(11,227)	(27.5)%
Consumer	1,346	1,353	(7)	(0.5)%
Total gross loans	527,256	526,632	624	0.1%
Allowance for loan losses	(6,125)	(5,857)	(268)	4.6%
Net deferred loan costs	3,516	3,368	148	4.4%
Loans receivable, net	$524,647	$524,143	$504	0.1%

(1)Includes one- to four-family construction loans.

(2)Includes PPP loans of $10.7 million at September 30, 2021 and $18.1 million as of December 31, 2020.

The loans receivable, net balance as of September 30, 2021 was impacted by an increase in commercial real estate, residential, one- to four-family and home equity loans which was nearly offset by a decrease in commercial business and commercial construction loans. During the nine month period ended September 30, 2021, $19.1 million of PPP loans originated during 2020 and 2021 were forgiven. The outstanding balance of PPP loans was $10.7 million at September 30, 2021 as compared to $18.1 million as of December 31, 2020. During the nine months ended September 30, 2021, loan originations of $109.1 million were offset by an increase in loan payoffs of $107.4 million due to the low interest rate environment. During the nine months ended September 30, 2021, we remained strategically focused on originating shorter duration, adjustable rate commercial real estate loans and commercial business loans to diversify our asset mix and to properly manage interest rate risk.

Loans Past Due and Non-Performing Assets. The following table presents information regarding our non-accrual loans, accruing loans delinquent 90 days or more, non-performing loans, foreclosed real estate, and non-performing and performing loans classified as troubled debt restructurings, as of the dates indicated.

	At September 30,	At December 31,
	2021	2020
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$1	$2
Home equity	-	-
Commercial	-	-
Construction – Commercial and Residential, one- to four-family
Other loans:
Commercial	-	-
Consumer	-	-
Total	$1	$2
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$2,135	$2,392
Home equity	656	706
Commercial	7,057	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	7	3
Total non-accrual loans	9,855	3,101
Total non-performing loans	9,856	3,103
Foreclosed real estate	97	58
Total non-performing assets	$9,953	$3,161
Ratios:
Non-performing loans as a percent of total net loans:	1.88%	0.59%
Non-performing assets as a percent of total assets:	1.40%	0.46%
Troubled debt restructuring:
Loans accounted for on a non-accrual basis
Real estate loans:
Residential, one- to four-family	$13	$18
Commercial	7,057	-
Performing loans
Real estate loans:
Residential, one- to four-family	$252	$220
Home equity	24	15

Total non-performing assets increased by $6.8 million, or 214.9%, to $10.0 million at September 30, 2021 from $3.2 million at December 31, 2020, primarily due to one commercial real estate loan with a balance of $7.1 million being placed into non-accrual status during the first nine months of 2021. The loan was restructured and classified as a TDR during the nine months ending September 30, 2021, which resulted in a $426,000 charge-off as noted in the table below, as well as receipt of a significant payment by the borrower to reduce the remaining outstanding principal balance. Management continues to closely monitor the performance of this loan, which is well supported by collateral.

The following table sets forth activity in our allowance for loan losses and other ratios at or for the dates indicated:

	At or for the Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Balance at beginning of year	$5,857	$4,267
Provision for loan losses	650	1,125
Charge-offs:
Real estate loans:
Residential, one- to four-family	(12)	(26)
Home equity	-	(6)
Commercial	(429)	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	(5)
Consumer	(26)	(27)
Total charge-offs	(467)	(64)
Recoveries:
Real estate loans:
Residential, one- to four-family	49	-
Home equity	1	1
Commercial	6	1
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	23	4
Consumer	6	13
Total recoveries	85	19
Net charge-offs	(382)	(45)
Balance at end of period	$6,125	$5,347
Average loans outstanding	$535,899	$482,448
Allowance for loan losses as a percent of total net loans	1.17%	1.09%
Allowance for loan losses as a percent of non-performing loans	62.14%	147.38%
Ratio of net charge-offs to average loans outstanding(1)	(0.10)%	(0.01)%

(1)Annualized

The table below shows changes in deposit balances by type of deposit account between September 30, 2021 and December 31, 2020:

	At September 30,	At December 31,	Change
	2021	2020	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$115,775	$91,946	$23,829	25.9%
Interest bearing	87,980	84,839	3,141	3.7%
Money market	168,850	158,505	10,345	6.5%
Savings	74,445	65,643	8,802	13.4%
Total core deposits	447,050	400,933	46,117	11.5%
Non-core Deposits
Time deposits	144,704	159,326	(14,622)	(9.2)%
Total deposits	$591,754	$560,259	$31,495	5.6%

The increase in total deposits was primarily due to an overall increase in net core deposits, partially offset by a decrease in time deposits. A majority of the growth in core deposits during the nine months ended September 30, 2021 was primarily due to organic growth and the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts. The Company’s strategic focus continues to be centered on organic growth of low-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

Long-term debt consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), decreased by $7.8 million, or 26.2%, from $29.8 million at December 31, 2020 to $22.0 million at September 30, 2021. The decrease was due to the Company paying off maturing debt with excess cash on hand.

Total stockholders’ equity increased $567,000, or 0.7%, to $86.5 million at September 30, 2021 from $85.9 million at December 31, 2020. Stockholders’ equity as of September 30, 2021 reflected net income of $4.4 million, which was partially offset by a decrease in accumulated other comprehensive income, an increase in treasury stock and by dividends paid during the nine months ended September 30, 2021.

Comparison of Results of Operations for the Three Months Ended September 30, 2021 and 2020

General. Net income was $1.7 million for the three months ended September 30, 2021, or $0.29 per diluted share, an increase of $460,000, or 37.4%, compared to net income of $1.2 million, or $0.21 per diluted share, for the three months ended September 30, 2020. Net income for the three months ended September 30, 2021 reflected a $929,000 increase in net interest income and a $300,000 decrease in provision for loans losses, which was partially offset by a $572,000 increase in non-interest expense, a $133,000 increase in income tax expense and a $64,000 decrease in non-interest income when compared to the three months ended September 30, 2020.

Interest Income. Interest income increased by $543,000, or 9.2%, to $6.5 million for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020. Loan interest income increased by $631,000, or 11.8%, to $6.0 million for the three months ended September 30, 2021 as compared to the prior year period primarily due to an increase in the average balance of the loan portfolio of $47.9 million, or 9.8%, from $487.9 million for the three months ended September 30, 2020 to $535.8 million for the three months ended September 30, 2021. The increase in the average balance of loans was primarily due to increases in the average balance of commercial and residential real estate loans. The increase in loan interest income was also due to a eight basis points increase in the average yield on the loan portfolio. The average yield on loans was 4.48% for the three months ended September 30, 2021 as compared to 4.40% for the three months ended

September 30, 2020. The increase in the average yield was primarily due to a $363,000 increase in prepayment penalties received on commercial real estate loans and the recognition of $27,000 in PPP loan fees which was partially offset by a decrease in market interest rates.

Investment interest income decreased $84,000, or 15.5%, to $457,000 for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to a 46 basis points decrease in the average yield earned on the investment portfolio. The average yield was 2.73% for the three months ended September 30, 2020 as compared to 2.27% for the three months ended September 30, 2021. The decrease in the average yield was due to a decrease in market interest rates since September 30, 2020 and purchases of new securities at lower interest rates. The average balance of the investment portfolio increased from $79.3 million for the three months ended September 30, 2020 to $80.4 million for the three months ended September 30, 2021 primarily due to securities purchases which largely consisted of municipal bond and mortgage backed securities, partially offset by securities paydowns and redemptions of “callable” municipal bonds.

Interest Expense. Interest expense decreased $386,000, or 38.1%, to $628,000 for the three months ended September 30, 2021 compared to $1.0 million for the three months ended September 30, 2020 primarily due to a decrease in interest paid on deposits. Interest paid on deposits decreased by $339,000, or 40.7%, to $494,000 for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020. The decrease in interest expense on deposits was primarily due to a 31 basis points decrease in the average rate paid on deposits due to a decrease in market interest rates compared to the same period in 2020. The decrease was partially offset by a $15.0 million, or 3.2%, increase in average deposit balances for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The average balance of deposits for the three months ended September 30, 2021 was $478.0 million with an average rate of 0.41% compared to the average balance of deposits of $463.0 million and an average rate of 0.72% for the three months ended September 30, 2020. The increase in the average balance of interest-bearing deposits was due to an increase in core deposit accounts primarily through organic growth and the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts.

Interest expense on long-term debt decreased by $45,000, or 27.4%, to $119,000 for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020 primarily due to a decrease in the average balance of advances from the FHLBNY. The average balance of advances from the FHLBNY for the three months ended September 30, 2021 was $24.2 million with an average rate of 1.97% compared to an average balance of $32.3 million and an average rate of 2.02% for the three months ended September 30, 2020. The decrease in average balance was due to the Company paying off maturing debt with excess cash on hand since September 30, 2020.

Provision for Loan Losses. There was no provision to the allowance for loan losses recorded during the three months ended September 30, 2021 compared to $300,000 for the three months ended September 30, 2020. There was no provision for loan losses recorded during the third quarter 2021 primarily due to a net decrease in commercial real estate construction loans as a result of loan payoffs, along with the recovery of a reserve on a classified commercial real estate loan during the three months ended September 30, 2021, which was offset by an increase in general reserves associated with the existing loan portfolio. The third quarter 2020 provision expense was primarily due to specific reserves required for changes in classification for certain commercial business loans and general reserves for loan originations in the third quarter of 2020.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

During the three months ended September 30, 2021, the Company recorded a net credit provision of $168,000 for commercial real estate and construction – commercial loans. This consisted of a $309,000 credit provision for one classified commercial real estate loan due to receipt of a partial curtailment on the principal balance. It also included a $252,000 decrease in general allowance due to the net payoff of commercial real estate construction loans during the three months ended September 30, 2021. These credit provisions were partially offset by a $393,000 provision related to adjustments to certain qualitative factors for commercial real estate and construction – commercial loans. A $111,000 net provision was recorded for one-to four-family, home equity and consumer loans that primarily reflected adjustments to certain qualitative factors for these loan types, partially offset by net loan recoveries during the three months ended September 30, 2021. A $29,000 net credit provision was recorded for commercial business loans which primarily reflected adjustments to certain qualitative factors for this loan type. An $86,000 unallocated provision was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

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

Non-Interest Income. Non-interest income decreased by $64,000, or 8.3%, to $707,000 for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease was primarily due to an $115,000 decrease in gains on the sale of residential mortgage loans due to the impact of increased market competition on the pricing of residential mortgage loan products in our market area, resulting in less income earned per loan at time of sale. The decrease was also impacted by a $24,000 decrease in earnings on bank owned life insurance during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease in non-interest income was partially offset by a $64,000 increase in services charges and fees during the 2021 period when compared to the prior year period. During the prior year period, the Company waived certain ATM fees and other service charges to provide relief to customers during the onset of the COVID-19 pandemic. The decrease was also partially offset by an $18,000 increase in debit card interchange fee income.

Non-Interest Expense. Non-interest expense increased by $572,000, or 14.6%, to $4.5 million for the three months ended September 30, 2021 as compared to $3.9 million for the three months ended September 30, 2020. Professional services increased $209,000, or 85.3%, primarily due to one-time costs of $221,000 associated with the Company’s undertaking of a core processing system upgrade which was completed during the third quarter of 2021. Salary and employee benefits expense increased $203,000, or 9.3%, primarily due to a $108,000 decrease in deferred salaries associated with a decrease in loan originations during the third quarter of 2021 as compared to the third quarter of 2020 when a majority of PPP loans were originated. The increase was also due to annual salary increases. Data processing expenses increased $72,000, or 20.4%, primarily due to an increase in core system processing costs and activity. Occupancy and equipment expenses increased $61,000, or 9.4%, primarily due to increases in equipment maintenance, depreciation and repairs. Advertising expense increased $23,000, or 13.9%, primarily due to a change in the schedule and structure of our marketing activities.

Income Taxes Expense. Income tax expense was $359,000 for the three months ended September 30, 2021, an increase of $133,000, or 58.8%, as compared to $226,000 for the three months ended September 30, 2020. The increase in income tax expense was primarily due to an increase in income before taxes and an increase in the effective tax rate. The effective tax rate for the three months ended September 30, 2021 and 2020 was

17.5% and 15.5%, respectively. The increase in the effective tax rate was primarily due to a decrease in the mix of tax-exempt income derived from our municipal bond portfolio in relation to our pre-tax income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2021 and 2020

General. Net income was $4.4 million for the nine months ended September 30, 2021, or $0.74 per diluted share, an increase of $1.1 million, or 31.9%, compared to net income of $3.3 million, or $0.56 per diluted share, for the nine months ended September 30, 2020. Net income for the nine months ended September 30, 2021 reflected a $1.7 million increase in net interest income, a $475,000 decrease in provision for loans losses and a $376,000 increase in non-interest income which was partially offset by a $1.2 million increase in non-interest expense and a $303,000 increase in income tax expense when compared to the nine months ended September 30, 2020.

Interest Income. Interest income increased by $334,000, or 1.8%, to $18.7 million for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 primarily due to an increase in loan interest income. Loan interest income increased $637,000, or 3.8%, to $17.3 million for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020. The increase was primarily due to an increase in the average balance of the loan portfolio of $53.5 million, or 11.1%, from $482.4 million for the nine months ended September 30, 2020 to $535.9 million for the nine months ended September 30, 2021. The increase in the average balance of loans was primarily due to growth in the average balance of commercial real estate, commercial construction and PPP loans. The increase in loan interest income was also impacted by a $337,000 increase in prepayment penalties and a $147,000 increase in PPP loan fees during the nine months ended September 30, 2021 when compared to the prior year period. The increase in loan interest income was partially offset by a 30 basis points decrease in the average yield on loans to 4.30% for the nine months ended September 30, 2021 as compared to 4.60% for the nine months ended September 30, 2020. The decrease in average yield on loans was primarily due to a decrease in market interest rates. It was also due to the portfolio of PPP loans, which have an interest rate of 1.00% as per the SBA guidelines. The net yield on the PPP loans, when including the deferred origination fee income and cost, averaged 2.04%, which is well below traditional loan yields.

Investment interest income decreased $236,000, or 14.5%, to $1.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to a 53 basis points decrease in the average yield of the investment portfolio. The average yield was 2.89% for the nine months ended September 30, 2020 as compared to 2.36% for the nine months ended September 30, 2021. The decrease in the average yield was due to a decrease in market interest rates since September 30, 2020 and purchases of new securities at lower interest rates. The average balance of the investment portfolio increased from $75.1 million for the nine months ended September 30, 2020 to $78.8 million for the nine months ended September 30, 2021 primarily due to securities purchases which largely consisted of municipal bond and mortgage backed securities purchases, partially offset by securities paydowns and redemptions of “callable” municipal bonds.

Other interest income decreased by $67,000, or 72.8%, to $25,000 for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The average yield on other interest income decreased 16 basis points to 0.08% for the nine months ended September 30, 2021 from 0.24% for the nine months ended September 30, 2020 and the average balance of other interest earning assets decreased from $51.4 million for the nine months ended September 30, 2020 to $43.7 million for the nine months ended September 30, 2021. The decrease in the average yield was primarily due to the 150 basis points decrease in short term market interest rates during the first quarter of 2020 as a response to the economic impact of the COVID-19 pandemic. The decrease in the average balance of other interest earning assets was primarily due to a decrease in the average balance of interest earning deposits held by the Company as excess funds were used to fund loan originations, purchase securities available for sale and pay-off long-term debt.

Interest Expense. Interest expense decreased $1.4 million, or 38.7%, to $2.2 million for the nine months ended September 30, 2021 compared to $3.5 million for the nine months ended September 30, 2020 primarily due to a decrease in interest paid on deposits. Interest paid on deposits decreased by $1.2 million, or 42.4%, to $1.7 million for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020. The decrease in interest expense on deposits was primarily due to a 40 basis points decrease in the average rate paid on deposits due to a decrease in market interest rates compared to the same period in 2020. The decrease was partially offset by a $24.9 million, or 5.5%, increase in average deposit balances for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The average balance of deposits for the nine months ended September 30, 2021 was $473.2 million with an average rate of 0.48% compared to the average balance of deposits of $448.4 million and an average rate of 0.88% for the nine months ended September 30, 2020. The increase in the average balance of interest-bearing deposits was due to an increase in core deposit accounts primarily through organic growth and the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts.

Interest expense on long-term debt decreased by $112,000, or 21.8%, to $401,000 for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 primarily due to a decrease in the average balance of advances from the FHLBNY. The average balance of advances from the FHLBNY for the nine months ended September 30, 2021 was $27.0 million with an average rate of 1.98% compared to an average balance of $33.7 million with an average rate of 2.03% for the nine months ended September 30, 2020. The decrease in average balance was due to the Company paying off maturing debt with excess cash on hand since September 30, 2020.

Provision for Loan Losses. A $650,000 provision to the allowance for loan losses was recorded during the nine months ended September 30, 2021 compared to $1.1 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company’s provision for loan losses included an adjustment of certain qualitative factors to take into account the uncertainty surrounding the impact of COVID-19 and related economic conditions on borrowers’ ability to repay loans. The provision for the nine months ended September 30, 2021 was primarily due to a charge-off associated with the downgrade and impairment of one commercial real estate loan and general reserves for loan originations during the period.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

During the nine months ended September 30, 2021, the Company recorded a $642,000 net provision for commercial real estate and construction – commercial loans. This consisted of a $426,000 provision for a charge-off related to one commercial real estate loan during the period. The remaining provision was primarily related to adjustments to certain qualitative factors for commercial real estate and construction – commercial loans during the nine months ended September 30, 2021. An $110,000 net provision was recorded for one-to four-family, home equity and consumer loans that primarily reflected adjustments to certain qualitative factors for these loan types, partially offset by net loan recoveries for these loan types during the nine months ended September 30, 2021. A $144,000 net credit provision was recorded for commercial business loans which reflected a $69,000 credit allowance to account for an $115,000 decrease in criticized and classified commercial business loans and adjustments to certain qualitative factors. Furthermore, a $75,000 credit allowance to account for a $3.4 million decrease in outstanding commercial business loans, excluding PPP loans, during the nine months ended September 30, 2021 was recorded. A $42,000 unallocated provision was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

During the nine months ended September 30, 2020, the Company recorded a $933,000 net provision for commercial real estate and construction – commercial loans. This consisted of a $693,000 provision to reflect an adjustment of certain qualitative factors to take into account the uncertain impacts of COVID-19 on economic conditions and borrowers’ ability to repay loans and a $156,000 general allowance to reflect inherent losses within the portfolio due to organic growth. It also included an $84,000 provision to reflect the $11.9 million increase in criticized and classified commercial real estate loans, which consists primarily of one loan relationship which is well-collateralized. An $183,000 net provision was recorded for commercial business loans which reflected adjustments to certain qualitative factors relating to the COVID-19 impact on economic conditions and an increase in classified loans. The provision also reflected a credit allowance to account for a $5.7 million decrease in outstanding commercial business loans, excluding PPP loans, during the nine months ended September 30, 2020. A $44,000 provision was recorded for one-to four-family, home equity and consumer loans primarily to reflect an increase in classified loans during the nine months ended September 30,

2020. A $35,000 unallocated credit provision was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

Refer to Note 5 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-Interest Income. Non-interest income increased by $376,000, or 20.5%, to $2.2 million for the nine months ended September 30, 2021 as compared to $1.8 million for the nine months ended September 30, 2020. The increase was primarily due to a $277,000 increase in unrealized gains on interest rate swaps due to an increase in long-term interest rates during the nine months ended September 30, 2021. Non-interest income was also positively impacted by a $121,000 increase in service charges and fees and a $94,000 increase in debit card fee income. During the prior year period, the Company waived certain ATM fees and other service charges to provide relief to customers during the onset of the COVID-19 pandemic. The increase in non-interest income was partially offset by a $61,000 decrease in earnings on bank owned life insurance during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was also due to a $55,000 decrease in gains on the sale of residential mortgage loans due to impact of increased market competition on the pricing of residential mortgage loan products in our market area, resulting in less income earned per loan at time of sale during the nine months ended September 30, 2021.

Non-Interest Expense. Non-interest expense increased by $1.2 million, or 10.2%, to $12.8 million for the nine months ended September 30, 2021 as compared to $11.7 million for the nine months ended September 30, 2020. Professional services increased $462,000, or 62.4%, primarily due to one-time costs of $509,000 associated with the Company’s undertaking of a core processing system upgrade which was completed during the third quarter of 2021. Salary and employee benefits expense increased $408,000, or 6.5%, primarily due to an increase in annual salaries and the creation of an officer position for retail, sales and marketing which was filled in August 2020. Data processing expenses increased $146,000, or 14.4%, primarily due to an increase in core system processing costs and activity. Occupancy and equipment expenses increased $127,000, or 6.6%, primarily due to increases in building maintenance and repairs and also additional cleaning expense related to the COVID-19 pandemic. FDIC Insurance expense increased $56,000, or 70.9%, due to the receipt of small bank assessment credits during the nine months ended September 30, 2020. These increases were partially offset by a decrease in advertising expense of $35,000, or 6.5%, primarily due to a change in the schedule and structure of our marketing activities.

Income Taxes Expense. Income tax expense was $884,000 for the nine months ended September 30, 2021, an increase of $303,000, or 52.2%, as compared to $581,000 for the nine months ended September 30, 2020. The increase in income tax expense was primarily due to an increase in income before taxes and an increase in the effective tax rate. The effective tax rate for the nine months ended September 30, 2021 and 2020 was 16.8% and 14.9%, respectively. The increase in the effective tax rate was primarily due to a decrease in the mix of tax-exempt income derived from our municipal bond portfolio in relation to our pre-tax income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions, and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of September 30, 2021, the maximum amount that we can borrow from the FHLBNY was $115.2 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At September 30, 2021, we had outstanding advances under this agreement of $22.2 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $11.0 million and a fair value of $11.3 million as of September 30, 2021. There were no balances outstanding with the Federal Reserve Bank at September 30, 2021. We have also established lines of credits with correspondent banks for $42.0 million, of which $40.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of September 30, 2021.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the nine months ended September 30, 2021, we originated loans of approximately $109.1 million as compared to approximately $117.3 million of loans originated during the nine months ended September 30, 2020. Loan originations exceeded principal repayments and other deductions during the first nine months of 2021 by $1.7 million. Purchases of investment securities totaled $21.3 million and $20.3 million during the nine months ended September 30, 2021 and 2020, respectively. These activities were funded primarily through deposit growth, principal payments received on loans and securities, borrowings and cash reserves.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $591.8 million at September 30, 2021, as compared to $560.3 million at December 31, 2020. Approximately $80.3 million of time deposit accounts are scheduled to mature within one year as of September 30, 2021. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.0%. The Bank elected to be subject to this new definition when it became effective on January 1, 2020. Pursuant to the CARES Act, the federal banking agencies issued final rules that temporarily lowered the Community Bank Leverage Ratio during 2020 to 8%, with a gradual return to the standard rate beginning in 2022. Effective January 1,

2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. The ratio will return to 9.0% on January 1, 2022.

As of September 30, 2021, the Bank was considered a “qualifying community bank” and its Community Bank Leverage Ratio was 11.51% so it was deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.

Off-Balance Sheet Arrangements

Other than loan commitments and two interest rate swap agreements that are not designated as hedging instruments, as previously noted, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 8 in the Notes to our Consolidated Financial Statements for a summary of loan commitments outstanding as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended September 30, 2021:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1 through July 31, 2021	-	$-	-	106,327
August 1 through August 31, 2021	20,000	14.96	20,000	86,327
September 1 through September 30, 2021	40,000	14.95	40,000	46,327
Total	60,000	$14.95	60,000	46,327

(1)On August 13, 2021, our Board of Directors (the “Company”) adopted a new stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 106,327 shares, or approximately 5% of its outstanding shares, excluding the shares held by Lake Shore, MHC. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

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

LAKE SHORE BANCORP, INC.
(Registrant)

November 15, 2021	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

November 15, 2021	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial Officer)

November 15, 2021	By:	/s/ Steven W. Schiavone
Steven W. Schiavone
Controller
(Principal Accounting Officer)