Form 10-K
period 2021-12-31
LAKE SHORE BANCORP, INC.
filed 2022-03-31
CIK 1341318

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021 was $24,278,690 based on the per share closing price as of June 30, 2021 on the Nasdaq Global Market for the registrant’s common stock, which was $14.90.

There were 5,696,987 shares of the registrant’s common stock, $.01 par value per share, outstanding at March 24, 2022.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders	III

PART I

Item 1. Business.

Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on Lake Shore Bancorp, Inc.’s current expectations regarding its business strategies, intended results and future performance. Words such as anticipates, expects, intends, plans, believes, estimates and variations of such words and expressions are intended to identify forward-looking statements. Such statements reflect management's current views of future events and operations. These forward-looking statements are based on information currently available as of the date of this report. It is important to note that these forward-looking statements are not guarantees of future performance and involve and are subject to significant risks, contingencies, and uncertainties, many of which are difficult to predict and are generally beyond our control including, but not limited to, the COVID-19 pandemic, economic conditions, the effect of changes in monetary and fiscal policy, inflation, climate change, increased unemployment, deterioration in credit quality of the loan portfolio, reduction in the value of investment securities, the cost and ability to attract and retain key employees, a breach of operational or security systems, policies or procedures including cyber-attacks on us or third party vendors or service providers, regulatory or legal developments, tax policy changes, and our ability to implement and execute our business plan and strategy and expand our operations. These factors should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements, as our financial performance could differ materially due to various risks or uncertainties. We do not undertake to publicly update or revise our forward-looking statements if future changes make it clear that any projected results expressed or implied therein will not be realized.

General

Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” the “Company,” “us,” or “we”) operates as a mid-tier, federally chartered savings and loan holding company for Lake Shore Savings Bank (“Lake Shore Savings” or the “Bank”). A majority of Lake Shore Bancorp’s issued and outstanding common stock (63.9% as of December 31, 2021) is held by Lake Shore, MHC (the “MHC”), a federally chartered mutual holding company, which serves as the parent company to Lake Shore Bancorp. The remaining shares of common stock are owned by public shareholders and Lake Shore Saving Bank’s Employee Stock Ownership Plan (“ESOP”). Our common stock is traded on the Nasdaq Global Market under the symbol “LSBK”. Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Savings include Lake Shore Bancorp and Lake Shore Savings on a consolidated basis.

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

Our geographic market area for loans and deposits is principally located within Erie and Chautauqua Counties, within Western New York. As of the most recent United States Census Bureau population census as of April 1, 2020, Erie and Chautauqua Counties had an estimated combined population of approximately 1.0 million. Our market area is bounded by Lake Erie to the west and Canada to the north, and includes the city of Buffalo, the second largest metropolitan area in the State of New York by population. The market area includes 11 hospitals, a medical school and a major cancer research and treatment facility, along with a centralized medical campus to cultivate clinical care, research, education and entrepreneurship. The area has eleven colleges and universities, two community colleges and various vocational and technical schools. Western New York is home to professional sports franchises and an international airport. The area hosts a broad diversity of industry, commercial establishments and financial institutions as well as a skilled and productive workforce.

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

The Erie County region and the City of Buffalo experienced strong economic expansion prior to the onset of the COVID-19 pandemic, including major growth in the health care and education sectors, and resurgence in the central business district, which has led to an influx of private investment in development of hotels and housing in the downtown sector. The Buffalo Niagara Medical Campus has grown significantly with the construction of a new children’s hospital, expansion of an existing cancer/research hospital and construction of a new medical school by the State University of New York at Buffalo. Development on the waterfront has centered on redevelopment of property for mixed use, including public access and private development that includes office space, ice rinks, hotels and restaurants. This type of economic development has had a positive impact on the small business and middle-market customers that we focus on and we believe we will be able to capitalize on opportunities created by this economic growth. Although the COVID-19 pandemic slowed down certain aspects of economic development and economic activity during 2020 and 2021, the regional economy remains diversified, the housing market remains strong and various commercial and housing development projects continue to move forward. The lending opportunities in our market area remain dynamic and we believe that such activity will continue as the impacts of the COVID-19 pandemic continue to be abated.

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

Loan Maturity. The following tables presents the contractual maturity of our loans at December 31, 2021 and sets forth our fixed and adjustable rate loans at December 31, 2021, that are contractually due after December 31, 2022. The table does not include the effect of prepayments or scheduled principal amortization. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Real Estate				Other Loans
	Residential, One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$59	$244	$13,854	$2,085	$6,884	$823	$23,949
After one year through five years	2,684	3,207	60,122	14,659	11,248	494	92,414
After five year through 15 years	31,331	41,989	192,213	5,080	5,084	-	275,697
Beyond 15 years	124,752	2,631	336	-	-	-	127,719
Total	$158,826	$48,071	$266,525	$21,824	$23,216	$1,317	$519,779

Interest rate terms on amounts due after one year:
Fixed rate	$155,641	$2,140	$56,681	$-	$13,337	$494	$228,293
Adjustable rate	3,126	45,687	195,990	19,739	2,995	-	267,537
Total	$158,767	$47,827	$252,671	$19,739	$16,332	$494	$495,830

(1)Includes one- to four-family construction loans.

The following table presents our loan originations, purchases, sales, and principal repayments for the years indicated.

	For the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Total Loans:
Balance outstanding at beginning of year	$526,632	$471,535
Originations:
Real estate loans:
Residential, one- to four-family(1)	50,081	43,802
Home equity	20,457	19,762
Commercial	47,333	58,403
Construction – Commercial(2)	28,036	21,040
Other loans:
Commercial	21,971	44,343
Consumer	731	1,123
Total originations	168,609	188,473
Deduct:
Principal repayments:
Real estate loans	121,207	84,260
Commercial and consumer loans	40,255	29,896
Total principal repayments	161,462	114,156
Transfers to foreclosed real estate	258	-
Loan sales - SONYMA(3) & FHLMC4)	13,264	19,141
Loans charged off	478	79
Total deductions	175,462	133,376
Balance outstanding at end of year	$519,779	$526,632

(1)Includes one- to four-family construction loans.

(2)The 2021 and 2020 loan originations include the origination of $11.4 million and $26.9 million, respectively, of Paycheck Protection Program (“PPP”) loans which are 100% guaranteed by the Small Business Administration (“SBA”).

(3)State of New York Mortgage Agency.

(4)During 2021 and 2020, we sold $13.0 million and $18.5 million, respectively, of long-term fixed rate residential mortgage loans with low yields to the Federal Home Loan Mortgage Corporation (“FHLMC”) in order to offset long-term interest rate risk.

Commercial Real Estate Loans. We remained focused on originating commercial real estate loans and have assembled a strong team of loan officers to grow this portfolio. As such, the Bank’s primary lending activity is the origination of commercial real estate loans to finance the purchase of real property or to refinance real property. Real property generally consists of developed real estate, such as office buildings, warehouses, retail properties, mixed use properties, self-storage units and multi-family apartment complexes and is typically held as collateral for the loan. For the majority of our commercial real estate loan portfolio, the collateral is primarily located within the Bank’s primary market area. At December 31, 2021, commercial real estate loans totaled $266.5 million and represented 51.3% of the Bank’s total loan portfolio. Commercial real estate loans that are collateralized by multi-family apartment complexes made up 44.7% of the commercial real estate loan portfolio as of December 31, 2021 and totaled $119.0 million. In underwriting commercial real estate loans, consideration is given to historic and expected net operating income generated by the real estate; the age and condition of the collateral; the financial resources and income level of the borrower and any guarantors; current and projected occupancy levels; location of the property; and the borrower’s business experience. Our commercial real estate loans are generally appraised by third party independent appraisers approved by the board of directors. Personal guarantees are often obtained from commercial real estate borrowers.

We originate a variety of fixed and adjustable rate commercial real estate loans generally for terms of five to 10 years and payments based on an amortization schedule of up to 20 to 25 years. Adjustable rate loans are typically based on an index such as the prime rate or the FHLBNY advance rates with an added spread based on the type, size and risk of the loan, and the rate is typically fixed for the first five years. Some adjustable rate loans are subject to an interest rate floor. We typically lend up to a maximum loan-to-value ratio of 50% to 80% depending on the type and condition of the property being financed. Commercial real estate loans require a minimum debt service coverage ratio ranging from 1.15 to 1.50 depending on the type of property being financed, ability to place a first lien on collateral and the personal guarantees of the owners. Fixed rate loans are typically subject to prepayment penalties if the loan is paid off within five years of origination and prior to the scheduled maturity.

Commercial real estate loans have larger balances and involve a greater degree of risk than one- to four-family residential loans. Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by nonresidential properties often depend on the successful operation and management of the properties or underlying businesses. As a result, repayment of such loans may be subject to a greater extent, than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on nonresidential properties, we require borrowers and/or loan guarantors to provide annual financial statements on larger multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or nonresidential real estate loan, we consider the net cash flow of the project, the borrower’s expertise, credit history and the value of the underlying property. In addition, we monitor the tenancy of the properties as to occupancy, lease rates, term of lease and tenant credit worthiness. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers, which generally require substantially greater evaluation and oversight efforts. Our loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk and are designed to set such limits within those prescribed by applicable federal statutes and regulations. We engage a third party to periodically conduct a credit review of the commercial real estate portfolio, including compliance with the Bank’s underwriting standards and policy requirements. In addition, we engage a third party to perform property site inspections on an annual basis as required by our Commercial Loan Policy.

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

These loans typically have a construction period of up to 24 months or longer, whereby draws are taken and interest only payments are made. As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds. Interest rates on disbursed funds are based on the rates and terms set at closing. The majority of our commercial real estate construction loans are variable rate loans with rates tied to the prime rate, plus a premium. A floor rate may also be established in conjunction with a variable rate loan. A minimum of interest only payments on disbursed funds must be made on a monthly basis during the construction period. At the end of the construction period, the loan may convert to a commercial real estate mortgage. At December 31, 2021, construction loans totaled $21.8 million, or 4.2% of the total loan portfolio.

Construction loans can be affected by economic conditions and the value of the underlying property. Construction loans may have additional risks related to advancing loan funds during construction due to the uncertain value of the property prior to the completion of construction. The repayment of a construction loan is, to a large degree, dependent on the successful and timely completion of the construction of the subject property. Construction delays may further impair the borrower’s ability to repay the loan. The Bank limits its risks during the construction period as disbursements are not made until the required work for each advance has been completed and a lien check has been performed.

One- to Four-Family Residential Mortgage Lending. At December 31, 2021, our one- to four-family residential loans (including residential construction loans) totaled $158.8 million and represented 30.6% of the total loan portfolio. Our residential mortgage loan originations are obtained from customers, residents of our local communities or referrals from local real estate agents, brokers, attorneys, or builders. The majority of residential loans originated are fixed rate loans; although we do offer adjustable rate loan products to our customers. In the current low interest rate environment, the majority of our borrowers prefer fixed rate loans. Lake Shore Savings has historically retained the majority of residential mortgage loans that it originates. This may increase Lake Shore Savings exposure to interest rate risk in the event of increases in market interest rates, because the yield earned on fixed-rate assets would remain fixed, while the rates paid by Lake Shore Savings for deposits and borrowings may increase, which could result in lower net interest income. In an effort to manage interest rate risk, the Bank has begun in recent years to sell long term, lower yielding, fixed rate residential mortgages at origination in the secondary market, with servicing retained.

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

Our residential lending policies and procedures ensure that the majority of one- to four-family residential mortgage loans generally conform to secondary market guidelines, although we also originate non-conforming loans. We underwrite all conforming loans (i.e. loans with less than a $548,250 loan balance during 2021) using the criteria required by the Federal Home Loan Mortgage Corporation (“FHLMC”). We originate one- to four-family residential mortgage loans with a loan-to-value ratio up to 100%, and up to 101% with our United States Department of Agriculture (“USDA”) Rural Development Guaranteed Loan Program (“GLP”) mortgage loan product. Mortgages originated with a loan-to-value ratio exceeding 80% normally require private mortgage insurance.

During 2021, we sold $13.3 million of fixed rate, conforming long-term residential mortgage loans with low yields at the time of origination in order to manage interest rate risk. We also offer loans through programs offered by the State of New York Mortgage Agency (“SONYMA”) which are originated for sale. We retain all servicing rights for one- to four-family residential mortgage loans that we sell.

We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We originate jumbo loans with fixed-rates and terms of up to 30 years. At December 31, 2021, jumbo loans totaled $10.0 million, or 6.3% of the one- to four-family residential mortgage portfolio. Jumbo loans carry greater risk than conforming loans as there are a limited number of potential buyers for this type of real estate which results in greater price volatility. As a result, these loan types are subject to more conservative underwriting requirements.

We originate one- to four-family mortgage loans on non-owner occupied properties that the borrower holds for investment purposes. These loans have a higher interest rate and shorter term than loans for an owner-occupied property. The loans typically have a fixed interest rate, terms up to 25 years and a loan to value ratio up to 75%. As of December 31, 2021 these loans represented $13.7 million or 8.6% of the one- to four-family residential mortgage portfolio.

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

Lake Shore Savings originates construction-to-permanent loans for the purpose of construction of primary and secondary residences. The Bank issues a commitment and has one closing which encompasses both the construction phase and permanent financing. The construction phase is a maximum of twelve months and requires the borrower to make interest only payments at the rate stated in the loan agreement. The loan to value on construction-to-permanent loans cannot exceed 80.0% of the estimated completed value at the end of the project.

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

Home Equity Loans and Lines of Credit. We currently provide all-in-one home equity lines of credit and have provided home equity loans in the past to our customers. Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. At December 31, 2021, home equity loans and lines of credit totaled $48.0 million and represented 9.2% of the total loan portfolio. The all-in-one home equity line of credit must have a minimum line amount of $5,000 up to a maximum of 90% of the total loan-to-value ratio for qualified borrowers. The all-in-one home equity line of credit product has interest rates tied to the prime rate and generally have a 15 year draw period and a 15 year payback period. Since 2010, our adjustable rate home equity loans include limits on decreases in the interest rate of the loan. The decrease in the interest rate may not be below the “floor” rate established at the time of origination. A customer has the option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest. As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount. All-in-one home equity lines of credit have 30 year maximum terms.

Home equity loans can be affected by economic conditions and the value of the underlying property. Home equity loans may have increased risk of loss if the Company does not hold the first mortgage resulting in the Company being in a secondary position in the event of collateral liquidation. At December 31, 2021, home equity loans and lines of credit where the Company does not hold the first mortgage represented 24.9% of the outstanding principal within our home equity loan portfolio. During periods of rising interest rates, the risk of default on home equity loans may increase due to the increase of interest cost to the borrower.

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

Commercial Loans. In addition to commercial real estate loans, we also engage in commercial business lending, (also known as C&I lending) primarily to small businesses. A commercial business loan may be a business installment loan, line of credit, or other commercial loan. At December 31, 2021, commercial business loans totaled $23.2 million, or 4.5% of the total loan portfolio. Most of our commercial business loans have fixed interest rates, and are for terms generally not in excess of five years. In underwriting commercial business loans, consideration is typically given to the financial condition and the debt service coverage capabilities of the borrower/project, projected cash flows and collateral value. Whenever possible, we collateralize these loans with a first lien on general business assets and a specific lien on the equipment being purchased and require personal guarantees from principals of the borrower. We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, real estate, purchases or improvements, working capital, vehicle purchases, and the refinancing of existing corporate debt.

Commercial and industrial loans also include loans originated under the Paycheck Protection Program (“PPP”), a specialized low-interest loan program funded by the U.S. Treasury and administered by the U.S. Small Business Administration (“SBA”). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. PPP loans have an interest rate of 1.0%, a two-year to five-year loan term, with principal and interest ultimately forgiven by the SBA if certain conditions are met. The SBA guarantees 100% of the PPP loans made to eligible borrowers. During the year ended December 31, 2021, the Bank originated 33 PPP loans for $11.4 million. During the year ended December 31, 2020 the Bank originated 252 PPP loans totaling $26.9 million. We funded $18.4 million of the 2020 PPP loans directly with the remaining $8.5 million funded indirectly via our partnership with Pursuit, an SBA lender that operates in the northeast. The Company received an origination fee from the SBA for the processing of PPP loan applications. At the time of origination, the net fees are deferred and amortized over the life of the loans as an adjustment to yield, in accordance with generally accepted accounting principles. Approximately $247,000 and $188,000 of deferred fees were recorded during the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Bank recorded fee income on PPP loans of $232,000 and $113,000, respectively, as the loans were amortized and forgiven. The fee income was included in the interest income line on the consolidated statements of income. As of December 31, 2021, all PPP loans which had been originated during the year ended December 31, 2020 have been forgiven by the SBA. At December 31, 2021, there were $4.6 million in PPP loans outstanding and recorded as commercial business loans with $90,000 in loan fees remaining to be recognized. The Bank expects that the remaining PPP loans will be forgiven by the SBA during the next six months upon which any unamortized deferred fees will be recognized as an adjustment to interest income.

Commercial business loans are generally considered to involve a higher degree of risk than residential mortgage loans because the collateral underlying the loans may be in the form of furniture, fixtures, and equipment and/or inventory subject to market obsolescence and accounts receivable which must be monitored. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower’s operation. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and may be an insufficient source of repayment. We engage a third party to conduct an annual credit review of the commercial business loan portfolio, including compliance with the Bank’s underwriting standards and policy requirements.

Consumer Loans. To a lesser extent, we offer a variety of consumer loans. At December 31, 2021, consumer loans totaled $1.3 million, or less than 1% of the total loan portfolio. Generally, the volume of consumer lending has declined as borrowers have opted for home equity lines of credit, which have lower interest rates. The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit. Our consumer loan portfolio also consists of vehicle loans, loans secured by certificates of deposit, secured and unsecured property improvement loans, and other secured loans.

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

Loan Participations. From time to time, we may originate a commercial real estate loan or commercial business loan which may exceed our internal lending or concentration limits and sell a portion of the loan to another community bank. The participating bank is typically located in New York State and its lending team is known by our commercial lenders. This allows our Bank to meet the needs of its customers and comply with its internal lending limits. In some instances, we may purchase participation interests in loans where we are not the lead lender. In both of these circumstances, we follow our customary loan underwriting and approval policies. We have strong relationships with other community banks in our primary market area that may desire to purchase participations, and we may increase our sales of participations in the future, if deemed appropriate. At December 31, 2021, our sold participations in commercial real estate and commercial business loans totaled $7.0 million and $301,000, respectively, all of which were collateralized by properties or business assets within our primary market area in Western New York. We may also purchase commercial real estate loan or commercial business loan participations in the future if deemed appropriate and at December 31, 2021, our purchased participations in commercial real estate and commercial business loans totaled $14.3 million and $285,000, respectively. All of the Bank’s loan participations are collateralized by properties or business assets within our primary market area.

Loan Approval Procedures and Authority. Our lending policies are approved by our Board of Directors. Branch managers have the authority to originate home equity or consumer loans up to amounts approved by the Board of Directors. Home equity loans and consumer loans secured by real estate in excess of $25,000 and all one- to four-family residential mortgage loans up to $548,250 require approval by the Internal Residential Loan Committee; loans between $548,250 and $1.0 million, require approval of the Internal Residential Loan Committee and designated bank officers or loan committee member. Any of the above-mentioned loans with non-standard terms such as high loan-to-value ratios will require additional approval levels, up to and including approval by the board of directors. Loans that are in excess of $1.0 million, require full Board approval.

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

Real estate acquired as a result of foreclosure is classified as foreclosed real estate until such time as it is sold. We record foreclosed real estate at its fair value less estimated selling costs at the date of acquisition. If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property could be sold at the foreclosure sale (to an outside bidder). If not, and we retain the property, then we will sell the real property securing the loan as soon thereafter as practical. During 2020, foreclosure proceedings were delayed as a result of COVID-19, by the State of New York and the various lending agencies such as Freddie Mac, USDA, and SONYMA. Foreclosure moratoriums ended by many of the lending agencies during 2021, but the State of New York allowed for further payment deferrals if the borrower could prove a COVID-19 impact. The New York state foreclosure moratorium ended on January 15, 2022.

Troubled debt restructurings (“TDRs”) occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. A concession is made when the terms of the loan modification are more favorable than the terms the borrower would have received in the current market under similar financial difficulties. These concessions may include, but are not limited to, modifications of the terms of the debt, the transfer of assets or the issuance of an equity interest by the borrower to satisfy all or part of the debt, or the substitution or addition of borrower(s). The Company identifies loans for potential TDRs primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Generally, we will not return a TDR to accrual status until the borrower has demonstrated the ability to make principal and interest payments under the restructured terms for at least six consecutive months. Our TDRs are impaired loans, which may result in specific allocations of the allowance for loan losses and subsequent charge-offs, if appropriate.

Loan Deferrals Related to COVID-19 Pandemic. The COVID-19 pandemic created economic uncertainty that resulted in increased unemployment as well as the mandated closure of non-essential businesses in 2020 and 2021.

In March 2020, the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”), in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans and protected borrowers from negative credit reporting due to loan accommodations related to the national emergency. This legislation allowed the Company to provide loan payment deferrals to those borrowers that had incurred a significant economic impact as a result of the pandemic and allowed the Company to provide this relief without accounting for such loans as past due or as a TDR. The Company implemented a loan modification program in 2020 and assisted several customers impacted by COVID-19, in line with the interagency regulatory guidance, that allowed customers to defer loan payments. As of December 31, 2021, all loan payment deferrals had expired and all loans had returned to their contractual payment terms.

Refer to Part II, Item 7 Management Discussion and Analysis and Part IV, Financial Statements, Note 3 and Note 6 elsewhere in this report for additional details on nonperforming loans, impaired loans, TDRs and COVID-19 loan deferrals.

Classification of Loans. Federal regulations require us to regularly review and classify our loans. In addition, our regulators have the authority to identify problem loans and, if appropriate, require them to be classified. Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Company’s loan portfolio. The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk. Consistent with regulatory guidelines, the Company classifies loans and other assets considered of lesser quality. Such ratings coincide with the “Substandard”, Doubtful”, and “Loss” classifications used by federal regulators in their examination of financial institutions. A “Substandard” classification indicates that a loan has one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. A “Doubtful” classification has all the weaknesses of a “Substandard” classification with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable. Loans classified as “Loss” are considered uncollectible and continuance as an asset of the Company is no longer warranted.

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

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the end of the years indicated. The allowance for loan losses allocated to each category is not necessarily indicative of inherent losses in any category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2021			2020
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$383	6.3%	30.6%	$346	5.9%	28.6%
Home equity	211	3.4%	9.2%	172	2.9%	9.0%
Commercial	4,377	71.5%	51.3%	4,052	69.2%	48.9%
Construction - Commercial	360	5.9%	4.2%	434	7.4%	5.5%
	5,331	87.1%	95.3%	5,004	85.4%	92.0%
Other loans:
Commercial	531	8.7%	4.4%	676	11.5%	7.7%
Consumer	32	0.5%	0.3%	27	0.5%	0.3%
	563	9.2%	4.7%	703	12.0%	8.0%
Total allocated	$5,894	96.3%	100.0%	$5,707	97.4%	100.0%
Total unallocated	224	3.7%		150	2.6%
Balance at end of year	$6,118	100.0%		$5,857	100.0%

(1)Includes one- to four-family construction loans.

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

The Company has classified all of its investments in debt securities as “available for sale.” The debt securities are reported at fair value, and unrealized gains and losses on debt securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Our current securities portfolio consists of collateralized mortgage obligations, mortgage backed securities, asset-backed securities, U.S. Government Agency bonds, and municipal bonds. Nearly all of our mortgage backed securities are directly or indirectly insured or guaranteed by FHLMC, the Government National Mortgage Association (“GNMA”) or the Federal National Mortgage Association (“FNMA”, or “Fannie Mae”). The municipal securities we invest in are fixed-rate investment grade bonds issued primarily by municipalities in New York State, have maturities of 20 years or less and many have private insurance guaranteeing repayment. The majority of municipal securities in our portfolio are unlimited general obligation bonds.

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

Our determination as to the classification of our investments is subject to review by our regulators. We regularly review our investment portfolio to determine whether any investments require classification in accordance with applicable regulations. Our review of our investment portfolio at December 31, 2021 resulted in two private-label asset-backed securities being classified, as the issuer may not have an adequate capacity to meet its financial commitments over the projected life of the investment or the risk of default by the obligor was possible, resulting in an expectation that the Bank would not receive the full and timely repayment of principal and interest as expected. These two securities had an amortized cost of $0 and an aggregate fair value of $110,000 at December 31, 2021. Five securities were evaluated for other-than-temporary impairment as of December 31, 2021. We concluded that no other than temporary impairment charges needed to be recorded during the years ended December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, we recaptured $59,000 and $73,000 respectively, of prior year other-than-temporary impairment charges. The recaptured amounts are reflected in the “recovery on previously impaired investment securities” line item in the consolidated statements of income.

Bank Owned Life Insurance. The Bank owns several Bank Owned Life Insurance (“BOLI”) policies totaling $22.9 million and $22.5 million at December 31, 2021 and 2020, respectively. The purpose of these policies is to offset the costs of supplemental employee retirement benefit (“SERP”) plans promised to members of management and non-employee directors. Refer to Note 12 in the notes to the consolidated financial statements beginning on page F-1 of this report for more information on the SERP plans. The lives of certain key Bank employees and non-employee directors are insured, and Lake Shore Savings Bank is the sole beneficiary and will receive any benefits upon the employee or non-employee’s death. The policies were purchased from various life insurance companies. The design of the plan allows the cash value of the policy to be designated as an asset of the Bank. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on a quarterly, semi-annual or annual basis. The growth of the value of the asset will be recorded in non-interest income on the consolidated statements of income. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings deposits (consisting of Christmas Club, and statement savings accounts), money market savings and checking accounts, interest-bearing and non-interest bearing checking accounts (i.e., demand deposits), health savings accounts, retirement accounts, time deposits and Interest on Lawyer Accounts (“IOLA”). In addition to accounts for individuals, we also offer commercial savings, checking and money market accounts designed for the small to medium sized businesses operating in our market area.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits, and competition. Our deposits are obtained from communities surrounding our branch offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits. We do not rely on brokers to obtain deposits, although we are a participant in the IntraFi Network Deposits program. This program offers our depositors enhanced FDIC insurance coverage. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 was signed into law and as a result reciprocal deposits obtained via the IntraFi Network Deposits program are generally not considered brokered deposits. At December 31, 2021 and 2020, we had $13.4 million and $13.5 million of depositor funds placed in the IntraFi Network Deposits program.

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

The following table presents our time deposit accounts categorized by interest rates which mature during each of the years set forth below and the amounts of such time deposits by interest rate at December 31, 2021 and 2020.

	Period to maturity at December 31, 2021				At December 31,
	Less than One	More than One Year to	More than Two Years to	More than Three
	Year	Two Years	Three Years	Years	2021	2020
	(Dollars in thousands)
Interest Rate Range
0.49% and below	$48,962	$11,158	$8,314	$679	$69,113	$40,679
0.50% to 0.99%	4,687	2,027	378	24,662	31,754	27,204
1.00% to 1.99%	15,800	3,577	3,454	8,313	31,144	56,110
2.00% to 2.99%	2,550	786	6	3	3,345	19,572
3.00% to 3.99%	589	1,254	164	-	2,007	15,761
Total	$72,588	$18,802	$12,316	$33,657	$137,363	$159,326

At December 31, 2021 and 2020, time deposits with remaining terms to maturity of less than one year amounted to $72.6 million and $106.1 million, respectively.

At December 31, 2021 and 2020, we had $106.8 million and $89.4 million, respectively, in uninsured deposits in excess of the FDIC insurance limit of $250,000. At December 31, 2021, we had $27.3 million in time deposits with balances of $250,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$4,192
Over three months through six months	1,450
Over six months to twelve months	3,177
Over twelve months	18,490
Total	$27,309

Borrowings. The Company maintains borrowing arrangements in the form of lines of credit through the Federal Reserve Bank of NY as well as three other depository institutions. The Company may also obtain term borrowings from the FHLBNY. Our borrowings typically consist of a mix of short-term and long-term FHLBNY advances. At December 31, 2021 and 2020, we had long-term borrowings from the FHLBNY of $22.0 million and $29.8 million, respectively.

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

Subsidiary Activities

Lake Shore Savings is the only subsidiary of Lake Shore Bancorp. Lake Shore Savings has no subsidiaries.

Employees and Human Capital Resources

Our core values of “Putting People First and Helping our customers, Energizing our employees, Respecting our Shareholders and Serving our Communities” begins with our Bank employees and their well-being. As a community bank, our employees are integral to the establishment of personal relationships with each of our customers, and as such are critical to the success of our Company.

As of December 31, 2021, Lake Shore Savings Bank employed 104 full-time employees and 3 part-time employees. Of these employees, 21.1% have been employed by the Bank for 15 years or longer. Lake Shore Savings employees are not represented by a collective bargaining unit. Management believes that it has good relations with its employees.

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

The safety, health and wellness of our employees has always been a top priority; however, with the onset of the COVID-19 pandemic in 2020, management placed a high priority on ensuring the safety of all employees while continuing its day-to-day operations. Management installed safety protocols within each branch and administrative office to ensure a safe working environment and to promote social distancing, especially for employees performing customer facing activities.

We support the health and well-being of our employees by providing, in addition to competitive salaries, a comprehensive benefit package, that provides health, dental, life, disability and other ancillary insurance benefits, as well as a generous paid time off policy. In addition, through our 401K, profit sharing and ESOP programs the Company facilitates the future financial well-being of its employees. Nearly all of our employees are stockholders in the Company through their participation in our Employee Stock Ownership Plan. Employee participation helps align employee and shareholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates. These benefits, when combined with incentive compensation and bonus programs, serve as rewards for performance and as retention vehicles.

Supervision and Regulation

General

Lake Shore Savings Bank, a federally chartered savings bank, is subject to regulation, examination, and supervision by the OCC, while Lake Shore Bancorp, Inc. and Lake Shore, MHC, which are federally chartered savings and loan holding companies, are subject to regulation, examination, and supervision by the Federal Reserve Board. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market interest rates. Lake Shore Savings also is regulated, to a lesser extent, by the FDIC with respect to insurance of deposit accounts and the Federal Reserve Board, with respect to the payment of dividends and other matters. The regulation and supervision by these government agencies establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Lake Shore Savings’ relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Lake Shore Savings’ mortgage documents.

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

•established the Consumer Financial Protection Bureau (“CFPB”) which is responsible for implementation of federal financial consumer protection and fair lending laws;

•directed changes in the way that institutions are assessed for deposit insurance;

•mandated the imposition of consolidated capital requirements on savings and loan holding companies;

•required originators of securitized loans to retain a percentage of the risk for sold loans;

•regulated rate-setting for certain debit card interchange fees;

•repealed restrictions on the payment of interest on commercial demand deposits;

•contained several reforms related to mortgage originations;

•required companies to give shareholders a non-binding vote on executive compensation and so called “Golden Parachute” payments; and

•set standards for mortgage servicing, loan originator compensation, and requirements for high-cost mortgages, appraisal, and escrow standards.

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repealed or modified certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s provisions included, among other things:

•exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio;

•not requiring appraisals for certain transactions valued at less than $400,000 in rural areas;

•exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures;

•clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations;

•raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets;

•providing federal savings associations with less than $20.0 billion in consolidated assets with the option to elect to operate under the same powers as a national bank, which has not been elected by Lake Shore Savings at this time;

•simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status; and

•raising the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

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

Examinations and Assessments. Lake Shore Savings Bank is primarily supervised by the OCC, and as such is required to file reports with and is subject to periodic examination by the OCC. Lake Shore Savings Bank is also required to pay assessments to the OCC to fund the agency’s operations.

Capital Requirements. Federal regulations require a federal savings bank to meet certain minimum capital standards. The minimum capital standards consist of a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets, a uniform leverage ratio of 4%, a Tier 1 capital to risk-weighted assets ratio of 6% of risk-weighted assets and a total capital ratio of at least 8% of risk-weighted assets. In order to be considered well-capitalized, the Bank must have a CET1 ratio of 6.5%, a Tier 1 ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%. The regulatory standards require unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Lake Shore Savings Bank has exercised this one-time opt-out and therefore excluded unrealized gains and losses on certain “available-for-sale” securities holdings for purposes of calculating regulatory capital when applying the general rule. Additional restraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests.

Common equity Tier 1 capital is generally defined as common stockholders’ equity, including retained earnings but excluding accumulated other comprehensive income. Tier 1 capital is generally defined as Common equity Tier 1 capital and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specific requirements, and may include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have not exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Lake Shore Savings has exercised this one time opt-out election and does not include AOCI in its regulatory capital when applying the general rule. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. In assessing an institution’s capital adequacy, the federal regulators take into consideration not only these numeric factors but also qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor assigned by federal regulations based on the risks believed inherent in the type of asset. The capital requirements assign a higher risk weight to asset categories believed to present a great risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% and 600% is assigned to permissible equity interests, depending on certain specified factors.

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

Effective January 1, 2020, the Bank elected to opt in and utilize the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8.5% (for 2021) or greater requires the institution to comply with the generally applicable capital requirements.

Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) required that the community bank leverage ratio be temporarily lowered to 8%. Federal Bank regulators issued a rule to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. The CARES Act also established a two-quarter grace period for a qualifying community bank whose leverage ratio falls below the 8.5% community bank leverage ratio requirement in 2021, or fails to meet other qualifying criteria, so long as the bank maintains a leverage ratio of 7.5% or greater.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized federal savings banks. For this purpose, a savings bank is placed in one of the following categories based on the savings bank’s capital:

•well-capitalized (at least 5% leverage capital, 6.5% common equity Tier 1 risk-based capital, 8% Tier 1 risk-based capital and 10% total risk-based capital or if applicable, a community bank leverage ratio of 8.5% for 2021);

•adequately capitalized (at least 4% leverage capital, 4.5% common equity Tier 1 risk-based capital, 6% Tier 1 risk-based capital and 8% total risk-based capital);

•undercapitalized (less than 4% leverage capital, 4.5% common equity Tier 1 risk-based capital, 6% Tier 1 risk-based capital or 8% total risk-based capital);

•significantly undercapitalized (less than 3% leverage capital, 3% common equity Tier 1 risk-based capital, 4% Tier 1 risk-based capital or 6% total risk-based capital); and

•critically undercapitalized (less than 2% tangible capital).

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

At December 31, 2021, Lake Shore Savings met the criteria for being considered “well-capitalized.”

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

The OCC and the Federal Reserve Board may disapprove an application or notice if:

•the savings bank would be undercapitalized following the distribution;

•the proposed capital distribution raises safety and soundness concerns; or

•the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would be undercapitalized.

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2021, Lake Shore Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the QTL test must either convert to a commercial bank charter or operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for violation of law. At December 31, 2021, Lake Shore Savings Bank opted to utilize the HOLA QTL test and satisfied the requirements of this test for the entire 12-month period.

Liquidity. A federal savings institution is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 15% or greater.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low-and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OCC is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. Lake Shore Savings Bank received an “outstanding” Community Reinvestment Act rating in its most recent federal examination.

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

At December 31, 2021, Lake Shore Savings is in compliance with Regulation O.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (COVID-19) pandemic and stimulate the economy. The legislation included direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the Paycheck Protection Program (“PPP”) and Main Street Lending Program (“MSLP”). Certain provisions of the CARES Act relevant to financial institutions, include:

•Allowing financial institutions to elect to suspend requirements under U.S. Generally Accepted Accounting Principles for loan modifications relating to COVID-19 pandemic and suspend the corresponding impairment determination for accounting purposes. This provision as extended by later legislation will last until the earlier of January 1, 2022 or no later than 60 days after the President declares that the coronavirus emergency is terminated;

•Temporarily reducing the CBLR to 8%. This ratio increased to 8.5% for 2021 and reverts back to 9% thereafter; and

•The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account.  Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, which period has subsequently been extended several times by federal mortgage-backing agencies.

New York State COVID-19 Emergency Eviction and Foreclosure Prevention Act of 2020 The Act prevents residential evictions, foreclosure proceedings, tax lien sales or foreclosures, credit discrimination and negative credit reporting related to the COVID-19 pandemic. The Act originally placed the moratorium until May 1, 2021, which was extended until August 2021. The moratorium was further extended to January 15, 2022 for certain commercial and residential tenants experiencing COVID related financial hardship.

Federal Home Loan Bank System. Lake Shore Savings is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Lake Shore Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2021, Lake Shore Savings was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Lake Shore Savings are subject to state usury laws and federal laws concerning interest rates. Lake Shore Savings’ operations are also subject to federal laws applicable to credit transactions, such as the:

•Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•Real Estate Settlement Procedures Act, requiring that borrowers for one- to four-family residential real estate loans receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices;

•Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•Truth in Savings Act; and

•rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Lake Shore Savings also are subject to the:

•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Waivers of Dividends by Lake Shore, MHC. Federal regulations require federally-chartered mutual holding companies to give the Federal Reserve Board notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like Lake Shore, MHC, the Federal Reserve Board “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company. To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009. Lake Shore, MHC qualifies as a grandfathered mutual holding company. Federal regulations further provide that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form. The Federal Reserve Board has issued an interim final rule that also requires, as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived. Lake Shore, MHC solicited its members (depositors of Lake Shore Savings Bank) to vote on the proposal to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.68 per share to be declared by the Company for the four quarters ending September 30, 2022. On February 9, 2022, the members approved the waiver of dividends. The Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Bank of Philadelphia for their non-objection. As of March 10, 2022, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 9, 2023. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers. For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of Lake Shore Savings to make capital distributions to Lake Shore Bancorp and the waiver of dividends by Lake Shore, MHC.”

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

Risks Related to Economic Conditions

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

The COVID-19 pandemic, including the spread of new variants, has had and may continue to have an adverse impact on our business and results of operation, and could have an adverse impact on our financial condition or capital levels, any of which could be material. The COVID-19 pandemic has had a significant economic impact on the communities in which we operate, our borrowers and depositors, and the national economy generally. The continuing efforts to contain the pandemic, including vaccinations, have made progress and restrictions have been generally lifted or eased; however, new variants of the virus have and may continue to have significant economic effects. The impact of new variants cannot be predicted.

We expect the effects of COVID-19 to continue to be volatile, and last for an undetermined amount of time. This volatility could adversely affect our business, results of operations, financial condition and capital levels, the impact of which we cannot determine and could be material.

High inflation levels could adversely impact our business and results of operations. The national economy is currently experiencing elevated levels of inflation, with the consumer price index increasing to 7.0% in 2021. High inflation, if sustained, could have an adverse effect on our business. For example, if interest rates were to rise in response to, or as a result of, elevated levels of inflation, the value of our securities portfolio will decrease. In addition, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. High inflation could also cause increased volatility in the business environment, which could adversely affect loan demand and borrowers’ ability to repay loans.

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

Risks Related to Technology

Our information systems experienced an interruption or breach in security which could disrupt business, cause increased operating costs, damage our reputation, and result in litigation and other liabilities. In November 2021, the Bank experienced a data security incident that prevented employees from accessing internal systems and data for a limited period of time. Upon discovering the incident, the Bank immediately launched an investigation and engaged a digital forensics firm to help determine the scope of the incident and identify potentially impacted data. The Bank also promptly notified law enforcement and the Bank’s primary regulator, the OCC, about the incident. Through its investigation, the Bank identified unauthorized access to certain data in its internal systems. However, the Bank believes that its core banking and electronic interfaces were not affected by this event, including deposit and loan systems, online/mobile banking system or ATM systems. While there is no evidence that customer personal information was misused, the Bank notified affected customers of the incident. All impacted individuals were offered identity theft protection services. The Bank has implemented additional safeguards to help ensure the security of its network to reduce the risk of a similar event occurring in the future.

Although we maintain insurance coverage, including cybersecurity insurance, the amount available under coverage may not cover all losses. Costs and expenses incurred by the Bank in connection with the November 2021 incident include both direct and indirect costs and may not all be covered by our insurance coverage. In addition, potential disputes with our insurers about the availability of insurance coverage for claims relating to the November 2021 incident or any future incident may occur. Further, both as a result of the November 2021 incident and industry trends generally, the Company will incur higher costs for the renewal of the Company’s current insurance coverage, as well as future cybersecurity insurance coverage beyond the current term.

Based on the information currently known, we do not believe the November 2021 incident will have a material impact on our business, results of operations or financial condition, but no assurances can be given as we continue to assess the full impact of the incident, including costs, expenses and insurance coverage. We may also be subject to future incidents that could have a material adverse effect on our business, results of operations or financial condition or may result in operational impairments and financial losses, as well as significant harm to our reputation.

We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to hardware and cybersecurity issues. Our operations are dependent on our ability to protect our computer equipment from fire, power loss, telecommunications failure or other similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal or external sources, including our third party vendors, unknown third parties or through cyber-attacks. The risk of a breach can exist whether information systems and services are in our internal data centers or in third party data centers, including cloud-based computing services. Breaches have occurred, and may occur again, in our systems and in the systems of our third party vendors. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

The risk of cyber-threats continue to evolve and are substantially escalating and we may be required to expend significant additional resources to continue to modify or enhance our protection measures to mitigate information security vulnerabilities or incidents. Cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remains a priority. We maintain a system of internal controls, disaster recovery plans and contingency plans, which are periodically reviewed, updated and tested. The Company also reviews and evaluates the disaster recovery plans of its third party vendors that provide critical computing systems to the Company.

We continually encounter technological change. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. Furthermore, new payment services developed and offered by non-financial institution competitors pose an increasing threat to the traditional payment services offered by financial institutions. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers and we may not be able to effectively deploy new technologies to improve our operational efficiency. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on us.

Risks Related to Lending

Our loan portfolio includes loans with a higher risk of loss. Our business strategy is to increase our commercial real estate and commercial business loan portfolios. Commercial real estate (including commercial construction) and commercial business loans comprised in the aggregate 59.9% of our total loan portfolio at December 31, 2021. These types of loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

•Commercial Real Estate Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

•Commercial Business Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.

A deterioration in economic conditions in our market areas due to the long-term impacts of COVID-19 could affect the performance of our loan portfolio. Higher prices for businesses and consumers and high unemployment could negatively affect our loan portfolio, if business owners or consumers are not able to make loan payments. If there was a downturn in the real estate market or our national or local economy, due to the long-term impact of COVID-19, inflation or other reasons, then this could adversely affect the value of the properties securing the loans or revenues from our borrowers’ businesses thereby increasing the risk of non-performing loans.

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

Risks Related To Our Business

Low demand for real estate loans may lower our profitability. Making loans secured by real estate, including one- to four-family and commercial real estate, is our primary business and primary source of revenue. If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans. Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates. If interest rates rise, loan demand may slow down, and deposit expenses may increase, which could lower our net interest income and profitability.

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services. We believe that our growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have employment agreements with our President and Chief Executive Officer and a retention agreement with our Executive Vice President Commercial Division, that contain non-compete provisions, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses. Our risk management framework is designed to minimize risk and loss to the Company and our customers. We seek to identify, measure, monitor, report and control our exposure to risk, including credit, interest rate, liquidity, price, operations, compliance, strategic, and reputation risks. We additionally segregate and assess information technology and human resource risks due to their complexity and over-arching risk profiles. While we deploy a diverse set of risk monitoring and mitigation techniques, including internal management and third-party engagement in risk processes; risk identification and mitigation processes are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

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

From an interest rate risk perspective, we have generally been liability sensitive, which indicates that our liabilities generally re-price faster than assets. Our earnings may be adversely impacted by an increase in interest rates, as is expected to happen in 2022, because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not re-price as long-term interest rates increase. As rates rise, we expect loan applications to decrease, prepayment speeds to slow down and the interest rate on our loan portfolio to remain static. Conversely, a majority of our interest-bearing liabilities have much shorter contractual maturities and are expected to re-price, resulting in increased interest expense. A significant portion of our deposits have no contractual maturities and are likely to re-price quickly as short-term interest rates increase. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan and securities portfolios. The impact on earnings is more adverse when the slope of the yield curve flattens, i.e. when short-term interest rates increase more than corresponding changes in long-term rates or when long-term rates decrease more than corresponding changes in short-term rates.

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

We are subject to certain risks with respect to liquidity. “Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers. Our primary source of liquidity is our core deposit base, which is raised through our retail branch network. Core deposits - consisting of savings and money market accounts, time deposits less than $250,000 and demand deposits - comprised approximately 95.4% of total deposits at December 31, 2021. Additional available unused sources of liquidity include borrowings from the Federal Reserve of New York discount window, FHLB borrowings, and access to brokered deposits and lines of credit with correspondent banks. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $71.6 million at December 31, 2021.

An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low-cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

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

Risks Related to Investment in the Company’s Stock

We expect that our return on equity will be low compared to other financial institutions as a result of our high level of capital. Return on average equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. Our return on equity may be low while we continue to leverage capital levels via organic growth of loans and deposits. We may manage excess capital through dividend payments and a stock repurchase program when cash availability and market prices make such payments or purchases appropriate. As we implement our strategic plan to increase net interest income and non-interest income via organic growth, we expect our return on equity ratio to improve. Failure to achieve a competitive return on average equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable financial institutions with higher returns on average equity.

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

Our stock price may be volatile due to limited trading volume. Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in Lake Shore Bancorp’s common stock has been relatively small, averaging less than 3,000 shares per day during 2021. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

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

Lake Shore, MHC solicited its members (the depositors of Lake Shore Savings Bank) to vote on the proposal to waive dividends and on February 9, 2022, the members approved the waiver of dividends. The Board of Directors of Lake Shore, MHC subsequently approved a dividend waiver in accordance with the regulations and submitted it to the Federal Reserve Board for its non-objection. As of March 10, 2022, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 9, 2023. It is expected that Lake Shore, MHC will continue to waive future dividends, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We conduct our business through our corporate headquarters, administrative offices, and eleven branch offices. At December 31, 2021, the net book value of our buildings and premises was $7.4 million and the net book value of the computer equipment and other furniture and fixtures, and equipment at our offices totaled $1.3 million. For more information, see Note 7 and Note 10 in the notes to our audited Consolidated financial statements beginning on page F -1 of this report.

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

Item 3. Legal Proceedings.

At December 31, 2021, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

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

As of March 24, 2022, there were 684 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) of Lake Shore Bancorp, Inc. common stock.

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

October 1 through October 31, 2021	10,000	$15.00	10,000	36,327
November 1 through November 30, 2021	-	-	-	36,327
December 1 through December 31, 2021	-	-	-	36,327
Total	10,000	$15.00	10,000	36,327

(1) On August 13, 2021, the Board of Directors of Lake Shore Bancorp, Inc. (the “Company”) adopted a new stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 106,327 shares, or approximately 5% of its outstanding shares, excluding the shares held by Lake Shore, MHC. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase plan does not have an expiration date and superseded all prior stock repurchase programs.

Item 6. Reserved.

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

Our operations are also affected by non-interest income, such as service charges and fees, debit card fees, earnings on bank owned life insurance and gains and losses on interest rate swaps and the sales of securities and loans, by provision for loan losses and by non-interest expenses which include salaries and employee benefits, occupancy and equipment costs, data processing, professional services, advertising and other general and administrative expenses.

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

In recent years, the Company has adjusted its strategies to manage interest rate risk by originating a greater volume of shorter-term, adjustable rate commercial real estate and commercial business loans and increasing its concentration of core deposits, which are less interest rate sensitive. The Company has entered into two interest rate swap arrangements with a total notional amount of $6.0 million to convert a portion of its interest earning assets into fixed or adjustable rate interest-earning assets, as applicable, to better manage its exposure to movements in interest rates.

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

RECENT MARKET CONDITIONS, RELATED RISKS AND UNCERTAINTIES

During the first quarter of 2020, an outbreak of a novel strain of coronavirus (“COVID-19”), which was originally identified in Wuhan, China, and has since spread to a number of countries around the world, including the United States. The World Health Organization declared COVID-19 to be a global pandemic. In response to the COVID-19 pandemic, the federal government, New York State governor and state agencies, along with national, state and local health agencies have taken and continue to take actions designed to mitigate the effect of the virus on public health and to address the economic impact of the pandemic. The Federal Reserve reduced the overnight federal funds rate by 150 basis points in March 2020 and announced the resumption of quantitative easing. Congress passed a number of measures in 2020 and 2021, designed to infuse cash into the economy to offset the negative impacts of business closings and restrictions.

The Company quickly responded to the changing environment at the onset of the pandemic by successfully executing its business continuity plan, including implementing work from home arrangements and limiting branch activities. Once the branches received the resources necessary to implement appropriate social distancing protocols, along with enhanced cleaning services, in-person customer service activities resumed.

The direct and indirect effects of COVID-19 and its associated impacts on business activities, retail, restaurants and bars, travel, productivity, labor shortages, supply chain constraints and other activities have had, are currently having and may for some time continue to have an adverse impact on financial markets and economic activity. The extent of the impact of COVID-19 on our operational and financial performance is currently uncertain, cannot be predicted and will depend on future developments, including, among others, the effectiveness of vaccination, the ability to sustainably limit the spread of COVID-19 and/or its variants, and sustained recovery of economic activity in our market areas as pandemic restrictions are relaxed. Refer to Part I. Item 1. Business and Part I. Item 1A. Risk Factors for additional details on the related risks and the impact of the pandemic.

As of December 31, 2021, the Bank’s capital ratios were in excess of all regulatory requirements. While management believes we have sufficient capital to withstand potential losses that may occur as a result of the COVID-19 pandemic, our regulatory capital ratios could be adversely impacted by further credit losses. The Company maintains access to multiple sources of liquidity which could be used to support capital ratios.

Management Strategy

Our Reputation. Our primary management strategy has been to maintain our position as an authentic community bank, locally headquartered in Western New York, with more than 130 years of service to our community. Our management team strives to accomplish this goal by continuing to emphasize our exceptional individualized customer service and financial strength, continued community involvement, effective risk management, strong capital levels, multi-channel banking services and penetration in our market areas via organic growth of loans and deposits.

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

Technology. An important strategic objective is to continue to evaluate and enhance the technology supporting our customer service. We are committed to making investments in technology and we believe that it represents an efficient way to deploy a portion of our capital. To this end, the Company has developed a five year plan for the implementation of cost effective and efficient digital services to meet our customer’s technology needs, to focus on attracting new customers, and to improve our operational efficiencies. Although we remain committed to expanding our retail branch footprint whenever it makes strategic sense, we will be concentrating our near term efforts on expanding our digital footprint. As part of this initiative, we converted a portion of our banking systems to a new provider in the third quarter of 2021, which improved our ability to efficiently serve our customers and provides our customers with updated e-banking services for their convenience.

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

Due to the interest rate risk inherent in holding long-term, fixed rate one- to four-family real estate loans in our portfolio, we have been strategically focused on increasing the originations of commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. We have also focused on commercial business lending to small businesses, including business installment loans, lines of credit and other commercial loans. These types of commercial loans are generally made at higher interest rates and for shorter terms than one- to four-family real estate loans, which reduces the Bank’s interest rate risk. At December 31, 2021 and 2020, our commercial real estate loan portfolio (including loans to finance the construction of commercial real estate) represented the largest holdings in our loan portfolio at 55.5% and 54.4%, respectively, of total loans.

At December 31, 2021 and 2020, residential one- to four-family mortgage loans (including loans to finance the construction of one- to four-family homes) represented the second largest holding in our loan portfolio at 30.6% and 28.6%, respectively. We may sell low-yielding long-term conforming fixed rate one- to four-family residential loans that we originate on the secondary market, as part of our interest rate risk strategy and asset/liability management, if it is deemed appropriate. During the years ended December 31, 2021 and 2020, we sold $13.3 million and $19.1 million, respectively, of low-rate one- to four- family residential loans in the secondary market. We typically retain servicing rights when we sell one- to four-family residential mortgage loans.

Commercial business loans, home equity loans and consumer loans provide diversification to our loan portfolio while meeting the needs of our customers. As of December 31, 2021 and 2020, our commercial business loan portfolio represented 4.5% and 7.7%, respectively, of total loans, while the home equity loan portfolio represented 9.2% and 9.0%, of total loans, respectively.

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

Critical Accounting Estimates

It is management’s opinion that accounting estimates covering certain aspects of our business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates.

Allowance for loan losses. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the significant subjectivity and uncertainty in evaluating the level of the allowance for loan losses required for probable credit losses and the material effect that such judgments can have on the results of operations. Management’s monthly evaluation of the adequacy of the allowance considers our historical loan loss experience, review of specific loans that are past due or where management has knowledge of possible credit problems, current economic conditions, and such other factors considered appropriate to estimate loan losses. Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions, or economic conditions. Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in our local market areas, concentrations of risk or a decline in local property values. During 2020, the Company adjusted certain qualitative factors to take into account the uncertain impacts of COVID-19 on economic conditions and borrowers’ ability to repay loans. The Company’s determination as to the amount of its allowance for loan losses is subject to review by its bank regulators, which can require the establishment of additional loss allowances. Refer to Note 6 of the notes to our audited consolidated financial statements for more information on the allowance for loan losses.

This critical accounting estimate and its application is reviewed periodically by our Audit/Risk Committee and our Board of Directors. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in the notes to the audited consolidated financial statements to better understand how our financial performance is reported.

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

Average Balances, Interest and Average Yields. The following table sets forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are derived from daily balances over the years indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $509,000 and $566,000 for the years ended December 31, 2021 and 2020, respectively. Interest income on securities does not include a tax equivalent adjustment for bank qualified municipal bonds.

	For the Year Ended			For the Year Ended
	December 31, 2021			December 31, 2020
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$42,875	$35	0.08%	$51,419	$104	0.20%
Securities(1)	81,212	1,872	2.31%	77,290	2,163	2.80%
Loans	532,665	22,752	4.27%	487,888	22,069	4.52%
Total interest-earning assets	656,752	24,659	3.75%	616,597	24,336	3.95%
Other assets	48,139			44,150
Total assets	$704,891			$660,747

Interest-bearing liabilities
Demand & NOW accounts	$85,132	$75	0.09%	$76,313	$105	0.14%
Money market accounts	165,393	347	0.21%	152,682	919	0.60%
Savings accounts	72,433	38	0.05%	60,350	35	0.06%
Time deposits	150,274	1,634	1.09%	163,838	2,609	1.59%
Borrowed funds & other interest-bearing liabilities	26,403	571	2.16%	33,649	736	2.19%
Total interest-bearing liabilities	499,635	2,665	0.53%	486,832	4,404	0.90%
Other non-interest bearing liabilities	118,125			89,007
Stockholders' equity	87,131			84,908
Total liabilities & stockholders' equity	$704,891			$660,747
Net interest income		$21,994			$19,932
Interest rate spread			3.22%			3.05%
Net interest margin			3.35%			3.23%

(1)The tax equivalent adjustment for bank qualified municipal securities results in rates of 2.68% and 3.21% for the years ended December 31, 2021 and 2020, respectively.

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

	Year Ended December 31, 2021
	Compared to
	Year Ended December 31, 2020
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(54)	$(15)	$(69)
Securities	(396)	105	(291)
Loans, including fees	(1,272)	1,955	683
Total interest-earning assets	(1,722)	2,045	323
Interest-bearing liabilities:
Demand & NOW accounts	(41)	11	(30)
Money market accounts	(643)	71	(572)
Savings accounts	(4)	7	3
Time deposits	(773)	(202)	(975)
Total deposits	(1,461)	(113)	(1,574)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(17)	(148)	(165)
Total interest-bearing liabilities	(1,478)	(261)	(1,739)
Total change in net interest income	$(244)	$2,306	$2,062

As shown in the above table, the increase in net interest income for the year ended December 31, 2021 was primarily due to the decrease in average interest rates paid on interest-bearing liabilities (specifically average interest rates paid on deposit products) and the increase in the average volume of loans, partially offset by a decrease in the average yield earned on interest-earning assets. Net interest rate spread increased by 17 basis points to 3.22% for the year ended December 31, 2021 as compared to 3.05% for the year ended December 31, 2020. Net interest margin increased by 12 basis points to 3.35% for the year ended December 31, 2021 as compared to 3.23% for the prior year. The increase in net interest spread and net interest margin were primarily due to a 37 basis points decrease in average rates paid on interest-bearing liabilities, which was partially offset by a 20 basis points decrease in average yield earned on interest-earnings assets.

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Total assets at December 31, 2021 were $713.7 million, an increase of $27.5 million, or 4.0%, from $686.2 million at December 31, 2020. The increase in total assets was primarily due to a $24.6 million increase in cash and cash equivalents driven by deposit growth and a $9.5 million increase in securities, partially offset by a $6.9 million decrease in loans receivable, net.

Cash and cash equivalents increased by $24.6 million, or 57.3%, from $43.0 million at December 31, 2020 to $67.6 million at December 31, 2021. The increase was primarily due to a $32.9 million increase in deposits and a $5.6 million cash inflow related to an overall decrease in loans receivable, net, partially offset by a $11.2 million net cash outflow for the purchases of securities available for sale and a $7.8 million cash outflow to pay down long-term debt.

Securities increased by $9.5 million, or 12.0%, from $79.3 million at December 31, 2020 to $88.8 million at December 31, 2021. The increase was primarily due to $30.0 million of securities purchases which was partially offset by $18.8 million in securities paydowns, as a result of maturities, calls and prepayments, and a $1.5 million decrease in unrealized mark to market gains during the year ended December 31, 2021.

Net loans receivable decreased during the year ended December 31, 2021, as shown in the table below:

	At December 31,		Change
	2021	2020	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$158,826	$150,660	$8,166	5.4%
Home equity	48,071	47,603	468	1.0%
Commercial	266,525	257,321	9,204	3.6%
Construction - Commercial	21,824	28,923	(7,099)	(24.5)%
Total real estate loans	495,246	484,507	10,739	2.2%
Other Loans:
Commercial	23,216	40,772	(17,556)	(43.1)%
Consumer	1,317	1,353	(36)	(2.7)%
Total gross loans	519,779	526,632	(6,853)	(1.3)%
Allowance for loan losses	(6,118)	(5,857)	(261)	4.5%
Net deferred loan costs	3,545	3,368	177	5.3%
Loans receivable, net	$517,206	$524,143	$(6,937)	(1.3)%

(1)Includes one- to four-family construction loans.

Loans receivable, net decreased $6.9 million, or 1.3%, primarily due to construction - commercial and commercial business loan pay-downs, which included PPP loan forgiveness, that was partially offset by new loan originations. The decrease was primarily due to a $17.6 million decrease in commercial business loans resulting from forgiveness of $24.9 million of PPP loans originated during 2020 and 2021, partially offset by loan originations during 2021. The outstanding balance of PPP loans was $4.6 million at December 31, 2021 as compared to $18.1 million as of December 31, 2020. During the year ended December 31, 2021, commercial real estate loans, including commercial real estate construction loans, increased by a net amount of $2.1 million, driven by $68.7 million of loan originations which was partially offset by $66.6 million of loan payoffs. The Bank experienced an unexpected increase in loan payoff during the current year as a result of competitive low interest rates being offered by non-bank lenders. During the year ended December 31, 2021, we remained strategically focused on originating shorter duration, adjustable-rate commercial real estate loans and commercial business loans to diversify our asset mix and to properly manage interest rate risk.

Asset Quality. The following table presents information regarding activity in our allowance for loan losses and our asset quality ratios at or for the years ended December 31, 2021 and 2020.

	At or for the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of year	$5,857	$4,267
Provision for loan losses	650	1,625
Charge-offs:
Real estate loans:
Residential, one- to four-family	(12)	(26)
Home equity	-	(6)
Commercial	(427)	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	(5)
Consumer	(39)	(42)
Total charge-offs	(478)	(79)
Recoveries:
Real estate loans:
Residential, one- to four-family	49	23
Home equity	2	2
Commercial	6	1
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	23	4
Consumer	9	14
Total recoveries	89	44
Net charge-offs	(389)	(35)
Balance at end of period	$6,118	$5,857

Average loans outstanding	$532,665	$487,888
Allowance for loan losses as a percent of total net loans	1.18%	1.12%
Allowance for loan losses as a percent of non-performing loans	63.50%	188.75%

Ratio of net charge-offs to average loans outstanding by loan type:
Real estate loans:
Residential, one- to four-family	0.02%	-%
Home equity	-%	(0.01)%
Commercial	(0.16)%	-%
Construction – Commercial	-%	-%
Other loans:
Commercial	0.06%	-%
Consumer	(2.31)%	(2.22)%
Ratio of total net charge-offs to total average loans outstanding	(0.07)%	(0.01)%

Non-performing loans as a percent of total net loans:	1.86%	0.59%
Non-performing assets as a percent of total assets:	1.37%	0.46%

Total non-performing assets increased by $6.6 million, or 208.7%, to $9.8 million at December 31, 2021 from $3.2 million at December 31, 2020, primarily due to one commercial real estate loan with a balance of $7.0 million being placed into non-accrual status during 2021. The loan was restructured and classified as a TDR during the year ended December 31, 2021, which resulted in a $423,000 charge-off, as well as receipt of a significant payment by the borrower to reduce the remaining outstanding principal balance. Management continues to closely monitor the performance of this loan, which is well supported by collateral and is currently in compliance with its contractual monthly payments.

The table below shows changes in deposit balances by type of deposit account between December 31, 2021 and December 31, 2020:

	At December 31,		Change
	2021	2020	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$110,676	$91,946	$18,730	20.4%
Interest bearing	95,104	84,839	10,265	12.1%
Money market	175,886	158,505	17,381	11.0%
Savings	74,155	65,643	8,512	13.0%
Total core deposits	455,821	400,933	54,888	13.7%
Non-core Deposits
Time deposits	137,363	159,326	(21,963)	(13.8)%
Total deposits	$593,184	$560,259	$32,925	5.9%

The increase in total deposits was primarily due to an overall increase in net core deposits, partially offset by a decrease in time deposits. A majority of the growth in core deposits during the year ended December 31, 2021 was primarily due to organic growth and the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts. The Company’s strategic focus continues to be centered on organic growth of low-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

Long-term debt consisting of advances from the FHLBNY, decreased by $7.8 million, or 26.2%, from $29.8 million at December 31, 2020 to $22.0 million at December 31, 2021. The decrease was due to the Company paying off maturing debt with excess cash on hand.

Total stockholders’ equity increased $2.1 million, or 2.4%, to $88.0 million at December 31, 2021 from $85.9 million at December 31, 2020. Stockholders’ equity as of December 31, 2021 reflected net income of $6.2 million, which was partially offset by a $1.1 million decrease in accumulated other comprehensive income, a $2.1 million increase in treasury stock and by $1.1 million of dividends paid during the year ended December 31, 2021.

Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020

General. Net income was $6.2 million for the year ended December 31, 2021, or $1.05 per diluted share, an increase of $1.6 million, or 35.7%, compared to net income of $4.6 million, or $0.77 per diluted share, for the year ended December 31, 2020. Net income for the year ended December 31, 2021 reflected a $2.1 million increase in net interest income, a $1.0 million decrease in provision for loans losses and a $196,000 increase in non-interest income which was partially offset by a $1.1 million increase in non-interest expense and a $464,000 increase in income tax expense when compared to the year ended December 31, 2020.

Net Interest Income. Net interest income increased by $2.1 million, or 10.3%, to $22.0 million for the year ended December 31, 2021 compared to $19.9 million for the year ended December 31, 2020. Interest income increased by 1.3%, while interest expense decreased by 39.5% for the year ended December 31, 2021 when compared to the year ended December 31, 2020. Interest rate spread and net interest margin were 3.22% and 3.35%, respectively, for the year ended December 31, 2021 compared to 3.05% and 3.23%, respectively, for the year ended December 31, 2020.

Interest Income. Interest income increased by $323,000, or 1.3%, to $24.7 million for the year ended December 31, 2021 when compared to the year ended December 31, 2020 primarily due to an increase in loan interest income. Loan interest income increased $683,000, or 3.1%, to $22.8 million for the year ended December 31, 2021 when compared to the year ended December 31, 2020. The increase was primarily due to an increase in the average balance of the loan portfolio of $44.8 million, or 9.2%, from $487.9 million for the year ended December 31, 2020 to $532.7 million for the year ended December 31, 2021. The increase in the average balance of loans was primarily due to growth in the average balance of commercial real estate, commercial construction and one-to four-family real estate loans. The increase in loan interest income was also impacted by a $338,000 increase in prepayment penalties and a $119,000 increase in PPP loan fees during the year ended December 31, 2021 when compared to the prior year. The increase in loan interest income was partially offset by a 25 basis points decrease in the average yield on loans to 4.27% for the year ended December 31, 2021 as compared to 4.52% for the year ended December 31, 2020. The decrease in average yield on loans was primarily due to a decrease in market interest rates. It was also due to the portfolio of PPP loans, which have an interest rate of 1.00% as per the SBA guidelines. The net yield on the PPP loans, when including the deferred origination fee income and cost, averaged 2.04%, which is well below traditional loan yields.

Investment interest income decreased $291,000, or 13.5%, to $1.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, due to a 49 basis points decrease in the average yield of the investment portfolio. The average yield was 2.80% for the year ended December 31, 2020 as compared to 2.31% for the year ended December 31, 2021. The decrease in the average yield was due to a decrease in market interest rates since December 31, 2020 and purchases of new securities at lower interest rates. The average balance of the investment portfolio increased from $77.3 million for the year ended December 31, 2020 to $81.2 million for the year ended December 31, 2021 primarily due to securities purchases which largely consisted of municipal bond and mortgage backed securities, partially offset by securities paydowns and redemptions of “callable” municipal bonds.

Other interest income decreased by $69,000, or 66.3%, to $35,000 for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The average yield on other interest income decreased 12 basis points to 0.08% for the year ended December 31, 2021 from 0.20% for the year ended December 31, 2020 and the average balance of other interest earning assets decreased from $51.4 million for the year ended December 31, 2020 to $42.9 million for the year ended December 31, 2021. The decrease in the average yield was primarily due to the 150 basis points decrease in short term market interest rates during the first quarter of 2020 as a response to the economic impact of the COVID-19 pandemic. The decrease in the average balance of other interest earning assets was primarily due to a decrease in the average balance of interest earning deposits held by the Company as excess funds were used to fund loan originations, purchase securities available for sale and pay-off long-term debt.

Interest Expense. Interest expense decreased $1.7 million, or 39.5%, to $2.7 million for the year ended December 31, 2021 compared to $4.4 million for the year ended December 31, 2020 primarily due to a decrease in interest paid on deposits. Interest paid on deposits decreased by $1.6 million, or 42.9%, to $2.1 million for the year ended December 31, 2021 when compared to the year ended December 31, 2020. The decrease in interest expense on deposits was primarily due to a 37 basis points decrease in the average rate paid on deposits due to a decrease in market interest rates compared to the year ended December 31, 2020. The decrease was partially offset by a $20.0 million, or 4.4%, increase in average deposit balances for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The average balance of deposits for the year ended December 31, 2021 was $473.2 million with an average rate of 0.44% compared to the average balance of deposits of $453.2 million and an average rate of 0.81% for the year ended December 31, 2020. The increase in the average balance of interest-bearing deposits was due to an increase in core deposit accounts primarily through organic growth and the deposit of PPP funds and government stimulus payments into our customers’ deposit accounts.

Interest expense on long-term debt decreased by $160,000, or 24.0%, to $508,000 for the year ended December 31, 2021 when compared to the year ended December 31, 2020 primarily due to a decrease in the average balance of advances from the FHLBNY. The average balance of advances from the FHLBNY for the year ended December 31, 2021 was $25.7 million with an average rate of 1.97% compared to an average balance of $32.9 million with an average rate of 2.03% for the year ended December 31, 2020. The decrease in average balance was due to the Company paying off maturing debt with excess cash on hand since December 31, 2020.

Provision for Loan Losses. A $650,000 provision to the allowance for loan losses was recorded during the year ended December 31, 2021 compared to $1.6 million for the year ended December 31, 2020. During the year ended December 31, 2020, the Company’s provision for loan losses included an adjustment of certain qualitative factors to take into account the uncertainty surrounding the impact of COVID-19 and related economic conditions on borrowers’ ability to repay loans. The provision for the year ended December 31, 2021 was primarily due to a charge-off associated with the downgrade and impairment of one commercial real estate loan and general reserves for loan originations during the year.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

During the year ended December 31, 2021, the Company recorded a $672,000 net provision for commercial real estate and construction – commercial loans. This consisted of a $423,000 provision for a charge-off related to one commercial real estate loan during the year. The remaining provision was primarily related to adjustments to certain qualitative factors for commercial real estate and construction – commercial loans during the year ended December 31, 2021. A $72,000 net provision was recorded for one-to four-family, home equity and consumer loans that primarily reflected adjustments to certain qualitative factors for these loan types, partially offset by net loan recoveries for these loan types during the year ended December 31, 2021. A $168,000 net credit provision was recorded for commercial business loans which reflected a $116,000 credit allowance to account for a $125,000 decrease in criticized and classified commercial business loans and adjustments to certain qualitative factors. Furthermore, a $52,000 credit allowance to account for a $4.0 million decrease in outstanding commercial business loans, excluding PPP loans, during the year ended December 31, 2021 was recorded. A $74,000 unallocated provision was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

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

Non-Interest Income. Non-interest income increased by $196,000, or 6.6%, to $3.2 million for the year ended December 31, 2021 as compared to $3.0 million for the year ended December 31, 2020. The increase was primarily due to a $331,000 increase in unrealized gains on interest rate swaps due to an increase in long-term interest rates during the year ended December 31, 2021. Non-interest income was also positively impacted by a $171,000 increase in service charges and fees and a $110,000 increase in debit card fee income. During the prior year, the Company waived certain ATM fees and other service charges to provide relief to customers during the onset of the COVID-19 pandemic. The increase in non-interest income was partially offset by a $297,000 decrease in gains on the sale of residential mortgage loans due to impact of increased market competition on the pricing of residential mortgage loan products in our market area, resulting in less income earned per loan at time of sale during the year ended December 31, 2021. Offsetting the increase in non-interest income was a $76,000 decrease in earnings on bank owned life insurance during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Non-Interest Expense. Non-interest expense increased by $1.1 million, or 7.2%, to $17.1 million for the year ended December 31, 2021 as compared to $15.9 million for the year ended December 31, 2020. Professional services increased $592,000, or 61.2%, primarily due to one-time costs of $509,000 associated with the Company’s undertaking of a core processing system upgrade which was completed during the third quarter of 2021. Salary and employee benefits expense increased $364,000, or 4.2%, primarily due to an increase in annual salaries and the creation of an officer position for retail, sales and marketing which was filled in August 2020. Occupancy and equipment expenses increased $268,000, or 10.4%, primarily due to increases in building maintenance and repairs, purchases of new equipment related to the core conversion and also additional cleaning expense related to the COVID-19 pandemic. FDIC Insurance expense increased $59,000, or 47.6%, due to the receipt of small bank assessment credits during the year ended December 31, 2020. These increases were partially offset by a decrease in data processing expenses of $126,000, or 8.5%, primarily due to a decrease in core system processing costs and activity. Advertising expense decreased $69,000, or 10.3%, primarily due to changes in the structure of our marketing activities.

Income Taxes Expense. Income tax expense was $1.3 million for the year ended December 31, 2021, an increase of $464,000, or 56.3%, as compared to $824,000 for the year ended December 31, 2020. The increase in income tax expense was primarily due to an increase in income before taxes and an increase in the effective tax rate. The effective tax rate for the year ended December 31, 2021 and 2020 was 17.2% and 15.3%, respectively. The increase in the effective tax rate was primarily due to a decrease in the mix of tax-exempt income derived from our municipal bond portfolio in relation to our pre-tax income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of December 31, 2021, the maximum amount that we could borrow from the FHLBNY was $114.3 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At December 31, 2021, we had outstanding advances under this agreement of $22.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.6 million and a fair value of $11.0 million as of December 31, 2021. There were no balances outstanding with the Federal Reserve Bank at December 31, 2021. We have also established lines of credits with correspondent banks for $42.0 million, of which $40.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of December 31, 2021.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the year ended December 31, 2021, we originated loans of approximately $168.6 million as compared to approximately $188.5 million of loans originated during the year ended December 31, 2020. Principal repayments and other deductions exceeded loan originations in 2021 by $5.6 million. Purchases of investment securities totaled $30.0 million and $28.0 million for the years ended December 31, 2021 and 2020, respectively. These activities were funded primarily through deposit growth, principal payments received on loans and securities, borrowings and cash reserves.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $593.2 million at December 31, 2021, as compared to $560.3 million at December 31, 2020. Approximately $72.6 million of time deposit accounts are scheduled to mature within one year as of December 31, 2021. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures in 2022. We do not have any balloon or other payments due on any long-term obligations, other than the borrowing agreements noted above.

Off-Balance Sheet Arrangements

Our off-balance sheet items include loan commitments as described in Note 17 in the notes to our consolidated financial statements and interest rate swap agreements for a notional amount of $6.0 million, which is not designated as a hedging instrument and does not have a material impact on our Consolidated Statements of Income. At December 31, 2021, we had loan commitments to borrowers of approximately $61.2 million and overdraft lines of credit, unused home equity lines of credit, and unused commercial lines of credit of approximately $73.4 million. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

See pages F – 1 through F – 52 following the signature page of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15I and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that exempts the Company from such attestation and requires only management’s report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2021 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2021 fiscal year end.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2021 fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2021 fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2021 fiscal year end.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2021 fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

15(a)(1) Financial Statements. The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

•Report of Independent Registered Public Accounting Firm

•Consolidated Statements of Financial Condition as of December 31, 2021 and 2020

•Consolidated Statements of Income for the years ended December 31, 2021 and 2020

•Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020

•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020

•Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

•Notes to Consolidated Financial Statements

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

___

*Filed herewith.

1Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).

2Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on February 2, 2022.

3Incorporated herein by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 8, 2006 (Registration No. 333-129439).

4Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 3, 2007 (Registration No. 333-141829).

5Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on January 27, 2017.

6Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on January 29, 2018.

7Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed with the Securities and Exchange Commission on January 29, 2018.

8Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on November 16, 2007.

9Incorporated herein by reference to Exhibit 10.5 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.

10Incorporated herein by reference to Exhibits 10.6 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.

11Incorporated herein by reference to Exhibit 10.7 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.

12Incorporated herein by reference to Exhibit 10.8 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.

13Incorporated herein by reference to the Proxy Statement for our October 24, 2006 special meeting of shareholders filed with the Securities and Exchange Commission on September 7, 2006.

14Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed with the Securities and Exchange Commission on January 27, 2017.

15Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2016.

16Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2016.

17Incorporated herein by reference to Appendix A to the Proxy Statement for our May 23, 2012 annual meeting of shareholders filed with the Securities and Exchange Commission on April 11, 2012.

18Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018.

19Incorporated herein by reference to Exhibit 4.4 to Form 10-K, filed with the Securities and Exchange Commission on March 27, 2020.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31,2022.

Lake Shore Bancorp, Inc.
By:/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer Date: March 31,2022

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Tracy S. Bennett Tracy S. Bennett	Director	March 31,2022
/s/ Sharon E. Brautigam Sharon E. Brautigam	Vice Chairperson of the Board	March 31,2022
/s/ Michelle M. DeBergalis Michelle M. DeBergalis	Director	March 31,2022
/s/ John P. McGrath John P. McGrath	Director	March 31,2022
/s/ Jack L. Mehltretter Jack L. Mehltretter	Director	March 31,2022
/s/ Ronald J. Passafaro Ronald J. Passafaro	Director	March 31,2022
/s/ Daniel P. Reininga Daniel P. Reininga	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31,2022
/s/ Kevin M. Sanvidge Kevin M. Sanvidge	Chairman of the Board	March 31,2022
/s/ Nancy L. Yocum Nancy L. Yocum	Director	March 31,2022
/s/ Catharine M. Young Catharine M. Young	Director	March 31,2022
/s/ Rachel A. Foley Rachel A. Foley	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 31,2022
/s/ Steven W. Schiavone Steven W. Schiavone	Controller (Principal Accounting Officer)	March 31,2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Lake Shore Bancorp, Inc. and Subsidiary:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Lake Shore Bancorp, Inc. and Subsidiary (Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – General Component Qualitative Factors

Critical Audit Matter Description

As discussed in Notes 2 and 6 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount, which, in management’s judgment, will be adequate to absorb losses in the loan portfolio. The Company’s allowance for loan losses was $6.1 million at December 31, 2021 and consists of specific and general components of $0 and $6.1 million, respectively. Management develops the general component based on historical loan loss experience adjusted for qualitative factors not reflected in the historical loss experience. Historical loss ratios are measured using the average charge-off ratio for the previous five or three-year period. The qualitative factors used by the Company include factors such as trends in loan volume and loan type, loan concentrations, changes in the experience, ability and depth of the Company’s lending management, and national and local economic conditions. The adjustments for qualitative factors require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

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

Our audit procedures related to the qualitative factor component of the allowance for loan losses included the following, among others:

•Obtaining an understanding of the relevant controls related to the allowance for loan losses, including controls related to management’s establishment, review, and approval of the qualitative factors, and the completeness and accuracy of the data used in determining qualitative factors.

•Testing of the completeness and accuracy of the data used by management in determining qualitative factor adjustments by agreeing to internal and external source data.

•Testing of the mathematical accuracy of the allowance calculation, including the calculation of the qualitative factor component.

•Evaluating the reasonableness of management’s conclusions regarding the appropriateness of the qualitative factor adjustments when compared to the underlying internal and external source data.

We have served as the Company's auditor since 2005.

/s/ Baker Tilly US, LLP

Pittsburgh, Pennsylvania

March 31,2022

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2021	2020
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$37,533	$7,867
Interest earning deposits	30,052	35,108
Cash and Cash Equivalents	67,585	42,975
Securities	88,816	79,285
Federal Home Loan Bank stock, at cost	1,606	1,905
Loans receivable, net of allowance for loan losses 2021 $6,118; 2020 $5,857	517,206	524,143
Premises and equipment, net	8,736	8,974
Accrued interest receivable	2,483	2,987
Bank owned life insurance	22,877	22,461
Other assets	4,430	3,470
Total Assets	$713,739	$686,200
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$482,508	$468,313
Non-interest bearing	110,676	91,946
Total Deposits	593,184	560,259
Long-term debt	21,950	29,750
Advances from borrowers for taxes and insurance	3,198	3,183
Other liabilities	7,431	7,084
Total Liabilities	625,763	600,276
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,692,410 shares outstanding at December 31, 2021 and 6,836,514 shares issued and 5,823,786 shares outstanding at December 31, 2020	68	68
Additional paid-in capital	31,350	31,201
Treasury stock, at cost (1,144,104 shares at December 31, 2021 and 1,012,728 shares at December 31, 2020)	(13,660)	(11,584)
Unearned shares held by ESOP	(1,194)	(1,279)
Unearned shares held by compensation plans	(157)	(118)
Retained earnings	70,591	65,488
Accumulated other comprehensive income	978	2,148
Total Stockholders' Equity	87,976	85,924
Total Liabilities and Stockholders' Equity	$713,739	$686,200

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
	Years Ended December 31,
	2021	2020
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$22,752	$22,069
Investment securities, taxable	735	971
Investment securities, tax-exempt	1,137	1,192
Other	35	104
Total Interest Income	24,659	24,336
Interest Expense
Deposits	2,094	3,668
Long-term debt	508	668
Other	63	68
Total Interest Expense	2,665	4,404
Net Interest Income	21,994	19,932
Provision for Loan Losses	650	1,625
Net Interest Income after Provision for Loan Losses	21,344	18,307
Non-Interest Income
Service charges and fees	1,049	878
Debit card fees	873	763
Earnings on bank owned life insurance	416	492
Unrealized loss on equity securities	(33)	(15)
Unrealized gain (loss) on interest rate swap	199	(132)
Recovery on previously impaired investment securities	59	73
Net gain on sale of loans	547	844
Other	78	89
Total Non-Interest Income	3,188	2,992
Non-Interest Expense
Salaries and employee benefits	8,999	8,635
Occupancy and equipment	2,837	2,569
Data processing	1,352	1,478
Professional services	1,560	968
Advertising	602	671
Postage and supplies	304	277
FDIC insurance	183	124
Other	1,220	1,195
Total Non-Interest Expense	17,057	15,917
Income before Income Taxes	7,475	5,382
Income Tax Expense	1,288	824
Net Income	$6,187	$4,558
Basic and diluted earnings per common share	$1.05	$0.77
Dividends declared per share	$0.54	$0.49

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2021	2020
	(Dollars in thousands)
Net Income	$6,187	$4,558
Other Comprehensive (Loss) Income, net of tax benefit (expense):
Unrealized holding (losses) gains on securities, net of tax benefit (expense)	(1,122)	875
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(48)	(58)
Total Other Comprehensive (Loss) Income	(1,170)	817
Total Comprehensive Income	$5,017	$5,375

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2021 and 2020

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2020	$68	$31,078	$(10,184)	$(1,364)	$(39)	$61,950	$1,331	$82,840
Net income	-	-	-	-	-	4,558	-	4,558
Other comprehensive income, net of tax expense of $218	-	-	-	-	-	-	817	817
ESOP shares earned (7,935 shares)	-	17	-	85	-	-	-	102
Stock based compensation	-	45	-	-	-	-	-	45
Compensation plan shares granted (20,830 shares)	-	-	196	-	(196)	-	-	-
Compensation plan shares forfeited (332 shares)	-	-	(3)	-	3	-	-	-
Compensation plan shares earned (11,386 shares)	-	61	-	-	114	-	-	175
Purchase of treasury stock, at cost (121,051 shares)	-	-	(1,593)	-	-	-	-	(1,593)
Cash dividends declared ($0.49 per share)	-	-	-	-	-	(1,020)	-	(1,020)
Balance - December 31, 2020	$68	$31,201	$(11,584)	$(1,279)	$(118)	$65,488	$2,148	$85,924

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2021	$68	$31,201	$(11,584)	$(1,279)	$(118)	$65,488	$2,148	$85,924
Net income	-	-	-	-	-	6,187	-	6,187
Other comprehensive loss, net of tax benefit of $311	-	-	-	-	-	-	(1,170)	(1,170)
ESOP shares earned (7,935 shares)	-	32	-	85	-	-	-	117
Stock based compensation	-	36	-	-	-	-	-	36
Compensation plan shares granted (20,958 shares)	-	-	196	-	(196)	-	-	-
Compensation plan shares forfeited (1,792 shares)	-	-	(17)	-	17	-	-	-
Compensation plan shares earned (14,448 shares)	-	81	-	-	140	-	-	221
Purchase of treasury stock, at cost (150,542 shares)	-	-	(2,255)	-	-	-	-	(2,255)
Cash dividends declared ($0.54 per share)	-	-	-	-	-	(1,084)	-	(1,084)
Balance - December 31, 2021	$68	$31,350	$(13,660)	$(1,194)	$(157)	$70,591	$978	$87,976

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,187	$4,558
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	157	59
Net amortization of deferred loan costs	509	566
Provision for loan losses	650	1,625
Recovery on previously impaired investment securities	(59)	(73)
Unrealized loss on equity securities	33	15
Unrealized (gain) loss on interest rate swap	(199)	132
Originations of loans held for sale	(13,264)	(19,086)
Proceeds from sales of loans held for sale	13,590	19,930
Gain on sale of loans held for sale	(326)	(844)
Depreciation and amortization	865	840
Deferred income tax expense (benefit)	217	(492)
Increase in bank owned life insurance, net	(416)	(492)
ESOP shares committed to be released	117	102
Stock based compensation expense	257	220
Decrease (increase) in accrued interest receivable	504	(834)
Increase in other assets	(542)	(1,020)
Writedowns of foreclosed real estate	8	19
Gains from sale of foreclosed real estate	(24)	(36)
Decrease in other liabilities	287	414
Net Cash Provided by Operating Activities	8,551	5,603
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Maturities, prepayments and calls	18,822	20,912
Purchases	(29,965)	(27,962)
Purchases of Federal Home Loan Bank Stock	(54)	(93)
Redemptions of Federal Home Loan Bank Stock	353	243
Loan origination and principal collections, net	5,558	(55,518)
Proceeds from sale of foreclosed real estate	171	680
Additions to premises and equipment	(627)	(399)
Net Cash Used in Investing Activities	(5,742)	(62,137)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	32,925	76,783
Net increase (decrease) in advances from borrowers for taxes and insurance	15	(50)
Proceeds from issuance of long-term debt	-	1,200
Repayment of long-term debt	(7,800)	(6,100)
Purchase of treasury stock	(2,255)	(1,593)
Cash dividends paid	(1,084)	(1,020)
Net Cash Provided by Financing Activities	21,801	69,220
Net Increase in Cash and Cash Equivalents	24,610	12,686
CASH AND CASH EQUIVALENTS - BEGINNING	42,975	30,289
CASH AND CASH EQUIVALENTS - ENDING	$67,585	$42,975
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,680	$4,413
Income taxes paid	$1,350	$1,101
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$258	$-

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note–1 - Organization and Nature of Operations

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

The MHC, whose activity is not included in these consolidated financial statements, held 3,636,875 shares, or 63.9% of the Company’s outstanding common stock as of December 31, 2021.

Charter

Lake Shore Bancorp, Inc. and the parent mutual holding company, Lake Shore, MHC are federally chartered and regulated by the Federal Reserve Board. Lake Shore Savings Bank, subsidiary of Lake Shore Bancorp, Inc., is a federally chartered savings bank and regulated by the Office of the Comptroller of the Currency (the “OCC”).

Regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) prohibit the waiver of dividends by the MHC unless the waiver has been approved by its members, consisting of depositors of the Bank. The MHC held a special meeting on February 9, 2022 of its members to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.68 per share that may be declared by the Company in the twelve months subsequent to the approval of the proposal by members. At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve for final approval of the dividend waiver. As of March 10, 2022, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Board to waive its right to receive dividends paid by the Company during the twelve months ending February 9, 2023. In prior periods, the MHC elected to waive its right to receive cash dividends upon receipt of the non-objection of the Federal Reserve Board. The waiving of dividends by the MHC will increase Company resources available for stock repurchases, payment of dividends to minority stockholders, and investments. As of December 31, 2021, the MHC elected to waive approximately $16.1 million on a cumulative basis. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Note–2 - Summary of Significant Accounting Policies

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

Mortgage Servicing Rights

Certain low-yielding, fixed rate residential, one to- four- family loans are sold on the secondary market in order to manage interest rate risk. The individual loans are normally sold to an investor immediately after loan closing. The Company retains servicing rights on these loans.

Originated mortgage servicing rights are recorded at their fair value at the time of transfer of the related loans and are amortized in proportion to, and over the period of, estimated net servicing income or loss. The carrying value of the originated mortgage servicing rights are periodically evaluated for impairment. The mortgage servicing rights asset is recorded in other assets on the consolidated statements of financial condition. The amortization of the mortgage servicing asset is netted against service fee income and recorded in service charges and fees on the consolidated statements of income.

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

Foreclosed real estate was $123,000 and $58,000 at December 31, 2021 and 2020, respectively, and was included as a component of other assets in the consolidated statements of financial condition. Proceeds from the sale of foreclosed real estate for the years ended December 31, 2021 and 2020 were $171,000 and $680,000, respectively. This resulted in a net gain on sale of $24,000 and $36,000 for the years ended December 31, 2021 and 2020, respectively, and was included as a component of other non-interest expenses in the consolidated statements of income.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense for the years ended December 31, 2021 and 2020 was $602,000 and $671,000, respectively.

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

Stock Compensation Plans

At December 31, 2021, the Company had stock-based employee and non-employee compensation plans, which are described more fully in Note 13. The Company accounts for the plans using a fair value-based method, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes options-pricing model. Common shares are issued from the Company’s authorized common shares when a share option is exercised. When restricted shares are granted, the shares are released from treasury stock. Common shares awarded as restricted stock are measured based on the fair market value at the grant date. The stock option plan, restricted stock plan and equity incentive plan expenses are recognized in salaries and employee benefits expense on the consolidated statement of income.

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

Restrictions on Cash and Due from Banks

The Federal Reserve Board regulations required savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. In March 2020, due to a change in its approach to monetary policy, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The Federal Reserve Board finalized the interim rule in December 2020 and has indicated that it has no plans to re-impose reserve requirements but may do so in the future if conditions warrant.

Subsequent Events

The Company evaluated events occurring subsequent to December 31, 2021 through the date the consolidated financial statements are being issued, and other than as set forth in Note 22, did not identify any subsequent events requiring disclosure.

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

The Company is required to adopt this guidance on January 1, 2023.

Reclassifications

Certain amounts in the 2020 consolidated financial statements have been reclassified to conform with the 2021 presentation format. These reclassifications had no effect on net income.

Note 3 – COVID-19

Federal, state and local governments have taken and continue to take actions in response to the COVID-19 pandemic to mitigate the effect on public health and to address the economic impact from the virus. The effects of COVID-19, and its related variants, such as Omicron and Delta, could, among other risks, result in an increased risk of the Bank’s borrowers requesting loan deferrals, modifications to loan terms, or other borrower accommodations. In addition, there is an increased risk of the pandemic having a material impact on the financial condition of the Bank’s customers, potentially impacting their ability to make loan payments as scheduled, resulting in increased delinquencies and related loan losses, which would impact the Company’s income as a result of increased provisions for loan losses. The pandemic may also result in the demand for loans decreasing or negatively impact the Company’s ability to access capital. These situations could have a material adverse impact on the Company’s and its customers’ business, financial conditions and results of operation.

In March 2020, the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”), in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans and protected borrowers from negative credit reporting due to loan accommodations related to the national emergency. This legislation allowed the Company to provide loan payment deferrals to those borrowers that had incurred a significant economic impact as a result of the pandemic and allowed the Company to provide this relief without accounting for such loans as past due or as a TDR. Through December 31, 2021, the Bank had applied this guidance and provided loan deferrals of principal and interest payments for 90 days, and up to 180 days in some instances, with the loan repayment period extended by the deferral period. During the year ended December 31, 2020, the Bank had provided loan deferrals on 219 individual loans with aggregate principal balances of $103.1 million, or 19.6% of the Bank’s loan portfolio. There were no loan deferrals granted during the year ended December 31, 2021. As of December 31, 2021, all loan deferrals had expired and the loans had returned to their contractual payments terms.

New York State also passed legislation which prevented residential evictions, foreclosure proceedings, tax lien sales or foreclosures, credit discrimination and negative credit reporting related to the COVID-19 pandemic. These moratoriums were originally going to last until May 1, 2021, but were extended until January 15, 2022 by New York State legislation. The New York state moratorium expired in January 2022.

The Bank was a participating lender in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the PPP requirements. The loans have a fixed rate of 1.00% and a term of two years (if loan was made prior to June 5, 2020) or five years (for loans originated after June 5, 2020), if not forgiven in whole or part. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period, if the borrower does not apply for forgiveness within that 10 month period. Fees generated based on the origination of PPP loans are deferred and amortized into interest income over the contractual period of 24 months or 60 months, as applicable. Upon SBA forgiveness, unamortized fees are recognized into interest income.

In 2020:

•The Bank originated 252 PPP loans totaling $26.9 million in principal.

•$8.8 million of PPP loans originated in 2020, were forgiven or paid off in 2020;

•Total net fees of $113,000 were recognized.

In 2021:

•The Bank originated 33 PPP loans totaling $11.4 million in principal.

•$18.1 million of PPP loans originated in 2020, were forgiven or paid off in 2021;

•$6.8 million of PPP loans originated in 2021, were forgiven or paid off in 2021;

•Total net fees of $232,000 were recognized.

As of December 31, 2021, nine PPP loans originated during 2021 totaling $4.6 million in principal remained outstanding and total net fees of $90,000 remain unrecognized.

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

Note 4 – Investment Securities

The amortized cost and fair value of securities are as follows:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,009	$204	$-	$2,213
Municipal bonds	49,812	1,085	(141)	50,756
Mortgage-backed securities:
Collateralized mortgage obligations-private label	14	1	-	15
Collateralized mortgage obligations-government sponsored entities	17,798	209	(193)	17,814
Government National Mortgage Association	76	7	-	83
Federal National Mortgage Association	10,773	53	(66)	10,760
Federal Home Loan Mortgage Corporation	7,068	87	(119)	7,036
Asset-backed securities-private label	-	110	-	110
Asset-backed securities-government sponsored entities	9	1	-	10
Total Debt Securities Available for Sale	$87,559	$1,757	$(519)	$88,797
Equity Securities	22	-	(3)	19
Total Securities	$87,581	$1,757	$(522)	$88,816

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,010	$327	$-	$2,337
Municipal bonds	43,466	1,430	(3)	44,893
Mortgage-backed securities:
Collateralized mortgage obligations-private label	16	-	-	16
Collateralized mortgage obligations-government sponsored entities	22,527	549	(25)	23,051
Government National Mortgage Association	116	11	-	127
Federal National Mortgage Association	4,209	130	-	4,339
Federal Home Loan Mortgage Corporation	4,143	152	(2)	4,293
Asset-backed securities-private label	-	147	-	147
Asset-backed securities-government sponsored entities	27	3	-	30
Total Debt Securities Available for Sale	$76,514	$2,749	$(30)	$79,233
Equity Securities	22	30	-	52
Total Securities	$76,536	$2,779	$(30)	$79,285

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At December 31, 2021, twenty-nine municipal bonds with a cost of $10.6 million and fair value of $11.0 million were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. At December 31, 2020, thirty-one municipal bonds with a cost of $10.8 million and fair value of $11.2 million were pledged with the FRB. In addition, at December 31, 2021, twenty municipal bonds with a cost of $6.0 million and fair value of $6.2 million were pledged as collateral for customer deposits in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2020, sixteen municipal bonds with a cost of $4.2 million and fair value of $4.4 million were pledged as collateral for customer deposits in excess of FDIC insurance limits.

The following table sets forth the Company’s investment in securities available for sale with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
December 31, 2021
Municipal bonds	$9,601	(120)	$857	$(21)	$10,458	$(141)
Mortgage-backed securities	21,141	(211)	3,083	(167)	24,224	(378)
	$30,742	$(331)	$3,940	$(188)	$34,682	$(519)

December 31, 2020
Municipal bonds	$539	(3)	$-	$-	$539	$(3)
Mortgage-backed securities	7,166	(26)	76	(1)	7,242	(27)
	$7,705	$(29)	$76	$(1)	$7,781	$(30)

The Company reviews all investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly.

At December 31, 2021, the Company’s investment portfolio included forty-one securities in the “unrealized losses less than twelve months” category and five securities in the “unrealized losses twelve months or more” category. Management has the intent and ability to hold these securities until maturity. Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Years Ended December 31,
	2021	2020
	(Dollars in thousands)
Beginning balance	$221	$294
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(59)	(73)
Ending balance	$162	$221

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the years ended December 31, 2021 and 2020, the Company did not sell any available for sale debt securities.

Scheduled contractual maturities of available for sale debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
December 31, 2021:
Less than one year	$220	$220
After one year through five years	3,877	3,894
After five years through ten years	9,948	10,235
After ten years	37,776	38,620
Mortgage-backed securities	35,729	35,708
Asset-backed securities	9	120
	$87,559	$88,797

Equity Securities

At December 31, 2021 and 2020, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the years ended December 31, 2021 and 2020, the Company recognized an unrealized loss of $33,000 and $15,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no sales of equity securities during the years ended December 31, 2021 and 2020.

Note 5 - Loans Receivable

Loans receivable, net consists of the following:

	December 31,
	2021	2020
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$158,826	$150,660
Home equity	48,071	47,603
Commercial	266,525	257,321
Construction - commercial	21,824	28,923
	495,246	484,507
Commercial	23,216	40,772
Consumer	1,317	1,353
Total Loans	519,779	526,632
Allowance for loan losses	(6,118)	(5,857)
Net deferred loan costs	3,545	3,368
Loans Receivable, net	$517,206	$524,143

(1)Includes one- to four-family construction loans.

The Company participated in the SBA PPP program under the CARES Act during the years ended December 31, 2021 and 2020, respectively, as indicated in Note 3. As of December 31, 2021 and 2020 there were $4.6 million and $18.1 million, respectively, of PPP loans outstanding and recorded as commercial business loans. At December 31, 2021, there were $90,000 in loan fees remaining to be amortized on the outstanding balance of PPP loans. The Bank expects that the PPP loans will be forgiven by the SBA during the next six months upon which any unamortized deferred fees will be recognized as an adjustment to interest income.

Residential real estate loans serviced for others by the Company totaled $44.6 million and $37.3 million at December 31, 2021 and 2020, respectively.

At December 31, 2021, $114.3 million of one- to four-family residential real estate loans were pledged as collateral for advances from the FHLB.

Most loans made by the Company are secured by borrowers’ personal or business assets. The Company considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank’s capital plus reserves or 10% of total loans. At December 31, 2021, the Company held concentrations of credit in the particular industries noted below:

•$119.0 million in investor-owned multifamily real estate loans, which equated to 130.3% of the Bank’s capital reserves; and

•$53.7 million in real estate loans on office properties, which equated to 58.8% of the Bank’s capital reserves; and

•$24.0 million in other real estate loans, which equated to 26.3% of the Bank’s capital reserves.

Although these loan categories exceeded the concentration parameter, borrowers within these loan types are diversified and the properties are located in various locations throughout western New York.

At December 31, 2021 and 2020, loans to related parties including officers and directors were immaterial as a percentage of our loan portfolio.

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

Other Loans:

•Commercial – includes business installment loans, lines of credit, and other commercial loans. Most of our commercial loans have fixed interest rates, and are for terms generally not in excess of 5 years. Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower. Commercial loans generally involve a higher degree of credit risk, as commercial loans can involve relatively large loan balances to a single borrower or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation of the commercial business and the income stream of the borrower. Such risks can be significantly affected by economic conditions. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because the equipment or other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the credit worthiness of the borrowers (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

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

The following tables summarize the activity in the allowance for loan losses for the years ended December 31, 2021 and 2020 the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of December 31, 2021 and 2020:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
December 31, 2021
Allowance for Loan Losses:
Balance – January 1, 2021	$346	$172	$4,052	$434	$676	$27	$150	$5,857
Charge-offs	(12)	-	(427)	-	-	(39)	-	(478)
Recoveries	49	2	6	-	23	9	-	89
Provision (credit)	-	37	746	(74)	(168)	35	74	650
Balance – December 31, 2021	$383	$211	$4,377	$360	$531	$32	$224	$6,118
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$383	$211	$4,377	$360	$531	$32	$224	$6,118

Gross Loans Receivable (1):
Ending balance	$158,826	$48,071	$266,525	$21,824	$23,216	$1,317	$-	$519,779
Ending balance: individually evaluated for impairment	$261	$24	$7,002	$-	$-	$-	$-	$7,287
Ending balance: collectively evaluated for impairment	$158,565	$48,047	$259,523	$21,824	$23,216	$1,317	$-	$512,492

(1)Gross Loans Receivable does not include allowance for loan losses of $(6,118) or deferred loan costs of $3,545.

(2)Includes one- to-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2020
Allowance for Loan Losses:
Balance – January 1, 2020	$436	$129	$2,682	$388	$478	$26	$128	$4,267
Charge-offs	(26)	(6)	-	-	(5)	(42)	-	(79)
Recoveries	23	2	1	-	4	14	-	44
Provision (credit)	(87)	47	1,369	46	199	29	22	1,625
Balance – December 31, 2020	$346	$172	$4,052	$434	$676	$27	$150	$5,857
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$346	$172	$4,052	$434	$676	$27	$150	$5,857

Gross Loans Receivable (1):
Ending Balance	$150,660	$47,603	$257,321	$28,923	$40,772	$1,353	$-	$526,632
Ending balance: individually evaluated for impairment	$238	$15	$-	$-	$-	$-	$-	$253
Ending balance: collectively evaluated for impairment	$150,422	$47,588	$257,321	$28,923	$40,772	$1,353	$-	$526,379

(1)Gross Loans Receivable does not include allowance for loan losses of $(5,857) or deferred loan costs of $3,368.

(2)Includes one- to four-family construction loans.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2021			December 31, 2021
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$261	$261	$-	$269	$13
Home equity	24	24	-	25	1
Commercial real estate	7,002	7,002	-	8,786	219
Total impaired loans with no related allowance	7,287	7,287	-	9,080	233

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2020			December 31, 2020
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$238	$238	$-	$306	$15
Home equity	15	15	-	16	1
Total impaired loans	253	253	-	322	16

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2021:
Real Estate Loans:
Residential, one- to four-family(1)	$373	$758	$1,096	$2,227	$156,599	$158,826	$1,878
Home equity	265	146	532	943	47,128	48,071	636
Commercial(2)	-	-	-	-	266,525	266,525	7,002
Construction - commercial	-	-	-	-	21,824	21,824	-
Other Loans:
Commercial(3)	-	-	-	-	23,216	23,216	-
Consumer	7	7	5	19	1,298	1,317	5
Total	$645	$911	$1,633	$3,189	$516,590	$519,779	$9,521

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2020:
Real Estate Loans:
Residential, one- to four-family(1)	$920	$552	$1,361	$2,833	$147,827	$150,660	$2,392
Home equity	173	64	645	882	46,721	47,603	706
Commercial	-	-	-	-	257,321	257,321	-
Construction - commercial	-	-	-	-	28,923	28,923	-
Other Loans:
Commercial(3)	-	-	-	-	40,772	40,772	-
Consumer	12	4	4	20	1,333	1,353	3
Total	$1,105	$620	$2,010	$3,735	$522,897	$526,632	$3,101

(1)Includes one- to four-family construction loans.

(2)Commercial Real Estate loans on non-accrual consists of one $7.0 million loan relationship which was moved to non-accrual status during the year ended December 31, 2021.

(3)Includes $4.6 million and $18.1 million of PPP loans at December 31, 2021 and December 31, 2020, respectively, which do not require payments for a certain amount of time under the CARES Act and are 100% guaranteed by the SBA.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of December 31, 2021 and 2020:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2021
Real Estate Loans:
Residential, one- to four-family(1)	$156,931	$-	$1,895	$-	$-	$158,826
Home equity	47,167	-	904	-	-	48,071
Commercial(2)	252,391	6,682	7,452	-	-	266,525
Construction - commercial	21,824	-	-	-	-	21,824
Other Loans:
Commercial(3)	18,076	1,742	3,398	-	-	23,216
Consumer	1,308	-	4	-	5	1,317
Total	$497,697	$8,424	$13,653	$-	$5	$519,779

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2020
Real Estate Loans:
Residential, one- to four-family(1)	$148,291	$-	$2,369	$-	$-	$150,660
Home equity	46,543	-	1,060	-	-	47,603
Commercial	242,527	14,202	592	-	-	257,321
Construction - commercial	28,923	-	-	-	-	28,923
Other Loans:
Commercial(3)	35,507	1,022	4,243	-	-	40,772
Consumer	1,350	-	3	-	-	1,353
Total	$503,141	$15,224	$8,267	$-	$-	$526,632

(1)Includes one- to four-family construction loans.

(2)The Substandard classification category for Commercial Real Estate loans includes one $7.0 million loan relationship that was deemed to be impaired during the year ended December 31, 2021.

(3)The Pass/Performing category for Commercial Loans includes $4.6 million and $18.1 million of PPP loans at December 31, 2021 and December 31, 2020, respectively, which do not require payments for a certain amount of time under the CARES Act and are 100% guaranteed by SBA.

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At December 31, 2021
Real Estate Loans:
Residential, one- to four-family	7	$261	1	$11	6	$250	-	$-
Home equity	2	24	1	15	1	9	1	15
Commercial	1	7,002	1	7,002	-	-	-	-
Total	10	$7,287	3	$7,028	7	$259	1	$15

At December 31, 2020
Real Estate Loans:
Residential, one- to four-family	6	$238	1	$18	5	$220	-	$-
Home equity	1	15	-	-	1	15	-	-
Total	7	$253	1	$18	6	$235	-	$-

No additional loan commitments were outstanding to these borrowers at December 31, 2021 and 2020.

The following table details the activity in loans which were first deemed to be TDRs during the years ended December 31, 2021 and 2020:

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	1	$38	$38	3	$150	$150
Home equity	1	10	10	1	16	16
Commercial	1	7,483	7,060	-	-	-
Total	3	$7,531	$7,108	4	$166	$166

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $123,000 and $58,000 at December 31, 2021 and 2020, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.7 million and $1.8 million at December 31, 2021 and December 31, 2020, respectively.

Note 7 - Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2021	2020
	(Dollars in thousands)

Land	$1,209	$1,209
Buildings and improvements	13,022	12,905
Furniture and equipment	7,201	6,698
	21,432	20,812
Accumulated depreciation	(12,696)	(11,838)
	$8,736	$8,974

Depreciation and amortization of premises and equipment amounted to $865,000, and $840,000 for the years ended December 31, 2021 and 2020, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

Note 8 - Deposits

Deposits consist of the following at the dates indicated:

	December 31,
	2021		2020

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$110,676	-%	$91,946	-%
Interest bearing	95,104	0.09	84,839	0.12
Money market accounts	175,886	0.20	158,505	0.26
Savings accounts	74,155	0.05	65,643	0.06
Time deposits	137,363	0.73	159,326	1.38

	$593,184	0.25%	$560,259	0.49%

Scheduled maturities of time deposits at December 31, 2021 were as follows (dollars in thousands):

2022	$72,588
2023	18,802
2024	12,316
2025	10,939
2026	22,718
$137,363

Time deposit accounts with balances in excess of $250,000 amounted to $27.3 million and $28.2 million at December 31, 2021 and 2020, respectively.

Interest expense on deposits was as follows:

	Years Ended December 31,
	2021	2020
	(Dollars in thousands)

Interest bearing checking accounts	$75	$105
Money market accounts	347	919
Savings accounts	38	35
Time deposits	1,634	2,609
	$2,094	$3,668

At December 31, 2021 and 2020, deposits of directors, executive officers and their affiliates totaled $11.1 million and $9.1 million, respectively.

Note 9 - Borrowings

At December 31, 2021 and 2020, the Company had no short-term borrowings.

At December 31, 2021, the Company had written agreements with the FHLBNY which allows it to borrow up to the maximum lending values designated by the type of collateral pledged. As of December 31, 2021 and 2020, our maximum lending value was $114.3 million and $109.8 million, respectively, and was collateralized by a pledge of certain, fixed-rate residential, one- to four-family loans. At December 31, 2021 and 2020, we had advances outstanding under this agreement of $22.0 million and $29.8 million, respectively. All of the advances outstanding at December 31, 2021 and 2020 were term borrowings at fixed rates.

We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.6 million and $10.8 million at December 31, 2021 and 2020, respectively. Fair value of the pledged securities was equal to $11.0 million and $11.2 million as of December 31, 2021 and 2020. There were no balances outstanding with the Federal Reserve Bank as of December 31, 2021 and 2020.

The Company has also established lines of credit with other correspondent banks, currently totaling $42.0 million, of which $40.0 million is unsecured and the remaining $2.0 million is secured by a pledge of the Company’s securities when a draw is made. The lines of credit provide for overnight borrowings through the purchase of Fed Funds, at an interest rate equal to the Fed Funds rate plus a spread. At December 31, 2021 and 2020, there were no balances outstanding on these lines of credit.

Long-term debt from the FHLBNY and related contractual maturities consisted of the following:

	At December 31, 2021		At December 31, 2020
Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
(Dollars in thousands)

In one year	$2,000	2.18%	$7,800	2.30%
In two years	4,950	2.31%	2,000	2.18%
In three years	13,000	1.73%	4,950	2.31%
In four years	2,000	1.94%	13,000	1.73%
In five years	-	-%	2,000	1.94%
	$21,950	1.92%	$29,750	2.02%

Note 10 - Lease Obligations

The Company leases certain branch offices under operating or finance leases. Certain lease arrangements contain extension options which are typically for 5 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

As of December 31, 2021 and 2020, two of the Company’s branch offices were under an operating lease and the Company’s operating lease ROU assets were $511,000 and $645,000, respectively, and its lease liabilities were $534,000 and $675,000, respectively.

Operating lease costs that were recorded in occupancy and equipment expense on the consolidated statements of income for the years ended December 31, 2021 and 2020 were $150,000.

The table below summarizes information related to our lease liabilities at or for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
(in thousands, except for percent and period data)	2021	2020

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$157	$145
Operating cash flows from finance leases	126	126

Weighted-average remaining lease term, operating leases, in years	3.6	4.6
Weighted-average discount rate – operating leases	2.61%	2.61%

The Company has one long-term finance lease agreement for a branch location and the outstanding balance of the finance lease (included in other liabilities) at December 31, 2021 and 2020 was $623,000 and $686,000, respectively, with a weighted-average discount rate of 9.22%. The remaining term of this lease is 6.5 years. The asset related to this finance lease is included in premises and equipment and consists of the cost of $1.1 million less accumulated depreciation of approximately $673,000 and $631,000 at December 31, 2021 and 2020, respectively.

The table below summarizes the maturity of remaining lease liabilities as of December 31, 2021:

	Operating	Finance
	Leases	Lease
	(Dollars in thousands)
2022	$157	$126
2023	157	131
2024	157	136
2025	90	136
2026	-	136
2027 and thereafter	-	204
Total Lease Payments	$561	$869
Less: Amounts representing interest	(27)	(246)
Present value of lease liabilities	$534	$623

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

The provision for income tax expense consists of the following:

	Years Ended December 31,
	2021	2020
	(Dollars in thousands)

Current:
Federal	$1,063	$1,311
State	8	5
Total Current	1,071	1,316

Deferred:
Federal	217	492
State	-	-
Total Deferred	217	492

Total Income Tax Expense	$1,288	$1,808

A reconciliation of the statutory federal income tax at a rate of 21% for the years ended December 31, 2021 and 2020 to the income tax expense included in the statements of income is as follows:

	Years Ended December 31,
	2021	2020

Federal income tax at statutory rate	21.0%	21.0%
State expense (benefit), net of federal (expense) benefit	8.1	(3.9)
Tax-exempt interest income	(3.1)	(4.7)
Deferred tax valuation allowance	(8.0)	4.0
Life insurance income	(1.2)	(1.9)
Other	0.4	0.8
Total Income Tax Expense	17.2%	15.3%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$1,579	$1,508
Deferred compensation	1,237	1,134
Accrued expenses	145	170
Impairment of equity investments	129	128
Right of use liability	110	171
Net operating loss ("NOL")	52	626
Stock options granted	21	18
Other	21	66
Total Deferred Tax Assets	3,294	3,821

Deferred tax liabilities:
Deferred loan origination costs	(915)	(867)
Depreciation	(622)	(394)
Unrealized gains on securities available for sale	(260)	(571)
Right of use asset	(107)	(166)
Prepaid expenses	(106)	(94)
Other	(57)	-
Total Deferred Tax Liabilities	(2,067)	(2,092)

Deferred tax valuation allowance	(452)	(1,048)

Net Deferred Tax Asset	$775	$681

The net deferred tax asset was recorded in other assets on the consolidated statements of financial condition at December 31, 2021 and 2020. In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2021, except for the following:

•Valuation allowance of $129,000 on the deferred tax asset for the 2011 other than temporary impairment charge; and

•Valuation allowance of $323,000 on state deferred tax assets with anticipated net operating loss expiration dates of 2035 through 2041.

Management believes that the Company will not generate sufficient income of the appropriate character (i.e. capital gains) to utilize any of the deferred tax asset created by the 2011 other than temporary impairment charge. Management believes that it is more likely than not that the Company will not realize its state deferred tax assets because of reform in New York State corporate tax law. Beginning in 2015, the most significant change in the tax law allows the Company to deduct up to 50% of its net interest income received from qualifying loans. This change effectively eliminates the Company’s New York State tax on income resulting in the Company being taxed on its apportioned capital. Because of this tax reform, the Company will not generate sufficient taxable income within New York State to realize its existing state deferred tax assets. There was a $597,000 decrease in the deferred tax valuation recorded during 2021, while there was a $214,000 increase in the deferred tax valuation recorded during 2020.

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests. The 1996 federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or bank charter. Management has no intention of taking any such actions. At December 31, 2021 and 2020, the Company’s total pre-1988 tax bad debt reserve was $2.2 million. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

Current income tax guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2021 and 2020. As of December 31, 2021, there has been no material change in any uncertain tax position. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of income.

The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The federal tax returns for the years ended December 31, 2018, 2019 and 2020 remain subject to examination by the IRS. The state tax returns for the years ended December 31, 2019 and 2020 for New York State remains subject to examination.

Note 12 - Employee and Director Benefit Plans

401K Plan

The Company maintains a 401(k) savings plan covering employees who have completed three months of service and attained age 21. Participants may make contributions to the 401(k) Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations. The plan consists of three components: 401(k), Profit Sharing and Safe Harbor. For the 401(k) component, the Company makes a matching contribution equal to 40% of the participant salary deferral, up to 6% of such employee’s compensation after one year of service. For the profit sharing component, the Company makes a discretionary contribution, up to 5.1% of an eligible employee’s salary, depending on years of service. Lastly, the Company contributes 3.4% of an eligible employee’s salary based on years of service, which is a discretionary contribution to the Safe Harbor component of the plan. The Company’s expense for all three components of the 401(k) plan for the years ended December 31, 2021 and 2020 was $529,000 and $543,000, respectively.

1999 Supplemental Benefit Plans

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan (the “1999 Plans”). Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. The Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. The Company has purchased bank owned life insurance for the purpose of funding the liability. The cash surrender value of such bank owned life insurance amounted to $7.8 million and $7.7 million at December 31, 2021 and 2020, respectively. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries. The Company had a liability under such plans of $582,000 and $702,000 at December 31, 2021 and 2020, respectively. This liability was included in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2021 and 2020.

The Company’s expense for the 1999 Plans was $42,000 and $50,000 for the years ended December 31, 2021 and 2020, respectively.

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

The 2001 Plans are unfunded. The Company had a liability under these plans of $2.5 million and $2.4 million at December 31, 2021 and 2020, respectively. This liability was included in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2021 and 2020.

Effective June 30, 2012, the Company implemented a Supplemental Executive Benefit Plan (the “2012 Plan”) with one executive. The 2012 Plan provides that when the Executive attains age 67, the Executive will be entitled to a fixed, pre-determined annual benefit under the 2012 Plan, which will be paid in monthly installments for 15 years. The 2012 Plan was amended on May 18, 2016 to update the fixed, pre-determined annual benefit amount. The 2012 Plan provides for a reduced benefit in the event the Executive terminates his employment for a reason other than death, disability, cause or a change in control, before the Executive attains the age 67, which will be paid in monthly installments for 15 years. In the event of death, the vested benefit is payable to the beneficiary as a lump sum payment. The Company had a liability under this plan of $1.1 million and $902,000 as of December 31, 2021 and 2020, respectively. This liability was included in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.12% in 2021 and 2020.

Under the 2001 Plans and the 2012 Plan, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. The Company purchased bank owned life insurance for the purpose of funding this liability. The cash surrender value of the bank owned life insurance for these plans amounted to $11.7 million and $11.5 million at December 31, 2021 and 2020, respectively.

The Company’s expense for the 2001 and 2012 Plans was $489,000 and $427,000 for the years ended December 31, 2021 and 2020, respectively.

2018 Retention Agreement

Effective March 29, 2018, the Company entered into a Retention Agreement with one executive. The agreement provides that the Executive will receive a payment of $1.4 million (the "Normal Retention Payment") provided that the Executive remains continuously employed with the Bank through March 29, 2028 (the "Retention Date"). The Normal Retention Payment will be paid in three equal installments on March 29, 2028, January 2, 2029, and January 2, 2030. If the Executive's employment is terminated without cause or for good reason (as defined in the agreement) prior to the Retention Date, the Executive will receive the vested account balance as set forth in the agreement. In the event that the Executive's employment terminates prior to the Retention Date due to death or disability, the Executive or his beneficiary, as applicable, will generally receive the vested account balance. If the Executive's employment is terminated prior to the Retention Date, and within two years of a change in control (as defined in the agreement), the Executive will receive the Normal Retention Payment in a lump sum payment. The Company has a liability under this plan of $370,000 and $258,000 as of December 31, 2021 and 2020, respectively. This liability was included in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.12% in 2021 and 2020.

The Company purchased bank owned life insurance for the purpose of funding the liability of the 2018 Plan. The cash surrender value of the bank owned life insurance for this agreement was $3.4 million and $3.3 million at December 31, 2021 and 2020, respectively.

The Company’s expense for the 2018 Plan was $112,000 and $102,000 for the years ended December 31, 2021 and 2020, respectively.

Note 13 – Stock-based Compensation

As of December 31, 2021, the Company had four stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $374,000 and $322,000 for the years ended December 31, 2021 and 2020.

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

A summary of the status of the Stock Option Plan during the year ended December 31, 2021 and 2020 is presented below:

	2021			2020
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	64,548	$14.38		64,548	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Outstanding at end of period	64,548	$14.38	4.8 years	64,548	$14.38	5.8 years

Options exercisable at end of period	64,548	$14.38	4.8 years	51,636	$14.38	5.8 years

Fair value of options granted	-	$-		-	$-

At December 31, 2021, stock options outstanding had an intrinsic value of $34,000 and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the years ended December 31, 2021 and 2020. Compensation expense related to the Stock Option Plan amounted to $27,000 and $34,000 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, all compensation cost related to the Stock Option Plan has been recognized.

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

As of December 31, 2021, there were 119,025 shares vested or distributed to eligible participants under the RRP. Compensation expense amounted to $19,000 for the year ended December 31, 2021 and $24,000 for the year ended December 31, 2020. As of December 31, 2021, all compensation cost related to the RRP has been recognized.

A summary of the status of unvested shares under the RRP for the years ended December 31, 2021 and 2020 is as follows:

	At December 31, 2021	Weighted Average Grant Price (per Share)	At December 31, 2020	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	1,618	$14.38	3,255	$14.37
Granted	-	-	-	-
Vested	(1,618)	14.38	(1,637)	14.37
Unvested shares outstanding at end of period	-	$-	1,618	$14.38

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

The Board of Directors granted restricted stock awards under the EIP during 2021 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

February 24, 2021	4,656	100% on December 10, 2021	$15.65	Non-employee directors
March 24, 2021	16,302	100% on February 24, 2024 if three year performance metric is achieved	15.10	Employees

A summary of the status of unvested restricted stock awards under the EIP for the years ended December 31, 2021 and 2020 is as follows:

	At December 31, 2021	Weighted Average Grant Price (per Share)	At December 31, 2020	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	14,985	$15.39	-	$-
Granted	20,958	15.22	20,830	15.42
Vested	(4,656)	15.65	(5,513)	15.51
Forfeited	(1,792)	15.25	(332)	15.39
Unvested shares outstanding at end of period	29,495	$15.24	14,985	$15.39

As of December 31, 2021, there were 93,741 shares of restricted stock vested or distributed to eligible participants under the EIP. Compensation expense related to restricted stock awards under the EIP amounted to $202,000 and $151,000 for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, $255,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 26 months.

A summary of the status of stock options under the EIP for the years ended December 31, 2021 and 2020 is as follows:

	2021			2020
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	4.8 years	20,000	$14.38	5.8 years

Options exercisable at end of period	20,000	$14.38	4.8 years	15,998	$14.38	5.8 years

Fair value of options granted	-	-		-	-

At December 31, 2021, stock options outstanding had an intrinsic value of $10,000 and there were no remaining options available for grant under the EIP. Compensation expense related to stock options outstanding under the EIP amounted to $9,000 and $11,000 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, all compensation cost related to the stock options granted under the EIP has been recognized.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of December 31, 2021, the balance of the loan to the ESOP was $1.4 million and the fair value of unallocated shares was $1.7 million. As of December 31, 2021, there were 83,408 allocated shares and 111,088 unallocated shares compared to 83,781 allocated shares and 119,025 unallocated shares at December 31, 2020. The ESOP compensation expense was $117,000 for the year ended December 31, 2021 and $102,000 for the year ended December 31, 2020 based on 7,935 shares earned in each of those years.

Note 14 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of December 31, 2021 and 2020 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

The Company’s consolidated statements of financial condition contains investment securities available for sale and derivative instruments that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2021 and 2020 were as follows:

	Fair Value Measurements at December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$2,213	$-	$2,213	$-
Municipal bonds	50,756	-	50,756	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	15	-	15	-
Collateralized mortgage obligations-government sponsored entities	17,814	-	17,814	-
Government National Mortgage Association	83	-	83	-
Federal National Mortgage Association	10,760	-	10,760	-
Federal Home Loan Mortgage Corporation	7,036	-	7,036	-
Asset-backed securities:
Private label	110	-	110	-
Government sponsored entities	10	-	10	-
Total Debt Securities Available for Sale	$88,797	$-	$88,797	$-
Equity securities	19	19	-	-
Total Securities	$88,816	$19	$88,797	$-
Interest Rate Swap(1)	$(60)	$-	$(60)	$-

(1)Included in Other Liabilities on the consolidated statements of financial condition.

	Fair Value Measurements at December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$2,337	$-	$2,337	$-
Municipal bonds	44,893	-	44,893	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	16	-	16	-
Collateralized mortgage obligations-government sponsored entities	23,051	-	23,051	-
Government National Mortgage Association	127	-	127	-
Federal National Mortgage Association	4,339	-	4,339	-
Federal Home Loan Mortgage Corporation	4,293	-	4,293	-
Asset-backed securities:			-
Private label	147	-	147	-
Government sponsored entities	30	-	30	-
Total Debt Securities Available for Sale	$79,233	$-	$79,233	$-
Equity securities	52	52	-	-
Total Securities	$79,285	$52	$79,233	$-
Interest Rate Swap(1)	$(259)	$-	$(259)	$-

(1)Included in Other Assets on the consolidated statements of financial condition.

Level 2 inputs for assets or liabilities measured at fair value on a recurring basis might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment projections, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means. The following is a description of valuation methodologies used for financial assets recorded at fair value on a recurring basis:

•Investment securities available for sale - the fair values are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment projections, credit information, and the security’ terms and conditions, among other things. Level 2 securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers.

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2021 and 2020 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At December 31, 2021
Foreclosed real estate	$35	$-	$-	$35
Mortgage servicing rights	220	-	-	220

At December 31, 2020
Foreclosed real estate	$58	$-	$-	$58

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At December 31, 2021
Foreclosed real estate	$35	Market valuation of property (1)	Direct Disposal Costs (2)	7.00%	7.00%
Mortgage servicing rights	220	Discounted Cash Flow Model (3)	Servicing Fees and Costs (3)	0.10%	0.10%
At December 31, 2020
Foreclosed real estate	$58	Market valuation of property (1)	Direct Disposal Costs (2)	7.00%	7.00%

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

(3)The fair value is based on a discounted cash flow model. The model’s key assumptions are the estimated life of loans sold with servicing retained and the estimated cost to service the loan.

At December 31, 2021 foreclosed real estate valued using Level 3 inputs had a carrying amount of $73,000 and valuation allowances of $38,000. By comparison at December 31, 2020, foreclosed real estate valued using Level 3 inputs had a carrying amount of $67,000 and valuation allowances of $9,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at December 31, 2021
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$67,585	$67,585	$67,585	$-	$-
Securities	88,816	88,816	19	88,797	-
Federal Home Loan Bank stock	1,606	1,606	-	1,606	-
Loans receivable, net	517,206	504,018	-	-	504,018
Accrued interest receivable	2,483	2,483	-	2,483	-
Mortgage servicing rights	220	220	-	-	220
Financial liabilities:
Deposits	593,184	596,273	-	596,273	-
Long-term debt	21,950	22,073	-	22,073	-
Accrued interest payable	55	55	-	55	-
Interest rate swap	60	60	-	60	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2020
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$42,975	$42,975	$42,975	$-	$-
Securities	79,285	79,285	52	79,233	-
Federal Home Loan Bank stock	1,905	1,905	-	1,905	-
Loans receivable, net	524,143	519,551	-	-	519,551
Accrued interest receivable	2,987	2,987	-	2,987	-
Financial liabilities:
Deposits	560,259	565,655	-	565,655	-
Long-term debt	29,750	30,811	-	30,811	-
Accrued interest payable	70	70	-	70	-
Interest rate swap	259	259	-	259	-
Off-balance-sheet financial instruments	-	-	-	-	-

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Act, the federal banking agencies have developed a minimum “Community Bank Leverage Ratio” (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio (“CBLR”) in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank’s capital levels exceed the CBLR it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum CBLR at 9.00%. Pursuant to the CARES Act, the federal banking agencies lowered the minimum CBLR to 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the minimum CBLR increased to 8.5% for the calendar year. Community banks had until January 1, 2022, before the CBLR minimum returned to 9%. The Bank elected to be subject to the CBLR when it became effective on January 1, 2020.

.

As of December 31, 2021 and 2020, the Bank was considered a “qualifying community bank” and its CBLR was 11.96% and 11.82%, respectively, so it was deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.

Following is a reconciliation of the Bank’s GAAP capital to regulatory Tier 1 and CET 1 capital for December 31, 2021 and 2020:

	December 31,
	2021	2020
	(Dollars in thousands)

GAAP (Equity) Capital:	$85,223	$82,782
Plus:
Unrealized gains on available-for-sale debt securities, net of tax	(978)	(2,148)
Less:
Additional tier 1 capital deductions	-	-

Tier 1 Capital and CET1 Capital	$84,245	$80,634

Note 16 – Earnings per Share

Earnings per share was calculated for the years ended December 31, 2021 and 2020, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the ESOP, RRP and EIP. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2021	2020
Numerator – net income	$6,187,000	$4,558,000
Denominator:
Basic weighted average shares outstanding	5,885,005	5,955,327
Increase in weighted average shares outstanding due to:
Stock options	2,859	-
Diluted weighted average shares outstanding (1)	5,887,864	5,955,327

Earnings per share:
Basic	$1.05	$0.77
Diluted	$1.05	$0.77

(1)Stock options to purchase 64,548 shares under the Stock Option Plan and 20,000 shares under the EIP at $14.38 were outstanding during 2020, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 17 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. There were no loss reserves associated with these commitments at December 31, 2021 and 2020. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	December 31,	December 31,
	2021	2020
	(Dollars in thousands)

Commitments to grant loans	$61,234	$47,065
Unfunded commitments under lines of credit	73,387	66,134

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

Note 18 – Parent Company Only Financial Information

The following condensed financial statements summarize the financial position and results of operations and cash flows of the parent savings and loan holding company, Lake Shore Bancorp, Inc., as of December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020.

Statements of Financial Condition

	December 31,
	2021	2020
	(Dollars in thousands)
Assets

Cash and due from banks	$1,085	$1,414
Investment in subsidiary	85,223	82,781
ESOP loan receivable	1,420	1,477
Other assets	274	275

Total assets	$88,002	$85,947

Liabilities and Stockholders' Equity

Other liabilities	26	23
Total stockholders' equity	87,976	85,924

Total liabilities and stockholders' equity	$88,002	$85,947

Statements of Income
	For the Years Ended
	December 31,
	2021	2020
	(Dollars in thousands)

Interest Income	$112	$120
Dividend distributed by bank subsidiary	3,000	2,500
Other	3	-
Total Income	3,115	2,620
Non-interest Expenses	404	421
Income before income taxes and equity in undistributed net income of subsidiary	2,711	2,199
Income tax benefit	(83)	(84)
Income before undistributed net income of subsidiary	2,794	2,283
Equity in undistributed net income of subsidiary	3,393	2,275
Net Income	$6,187	$4,558

Statements of Comprehensive Income
	For the Years Ended
	December 31,
	2021	2020
	(Dollars in thousands)

Net Income	$6,187	$4,558
Other Comprehensive (Loss) Income, net of tax benefit (expense):
Unrealized holding (loss) gains on securities available for sale of subsidiary, net of tax benefit (expense) 2021 $300; 2020 $(233)	(1,122)	875
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income of subsidiary, net of tax expense 2021 $11; 2020 $15	(48)	(58)
Total Other Comprehensive (Loss) Income	(1,170)	817
Total Comprehensive Income	$5,017	$5,375

Statements of Cash Flows
	For the Years Ended
	December 31,
	2021	2020
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$6,187	$4,558
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP shares committed to be released	117	102
Stock based compensation expense	257	220
Increase in other assets	(218)	(408)
Increase (decrease) in other liabilities	3	(15)
Equity in undistributed earnings of subsidiary	(3,393)	(2,275)
Net Cash Provided by Operating Activities	2,953	2,182
Cash Flows from Investing Activities:
Payments received on ESOP loan	57	52
Net Cash Provided by Investing Activities	57	52
Cash Flows from Financing Activities:
Purchase of treasury stock	(2,255)	(1,593)
Cash dividends paid	(1,084)	(1,020)
Net Cash Used in Financing Activities	(3,339)	(2,613)
Net Decrease in Cash and Cash Equivalents	(329)	(379)
Cash and Cash Equivalents - Beginning	1,414	1,793
Cash and Cash Equivalents - Ending	$1,085	$1,414

Note 19 – Treasury Stock

During the year ended December 31, 2021, the Company repurchased 150,542 shares of common stock at an average cost of $14.98 per share. The Company repurchased 149,928 of these shares at an average cost of $14.98 per share pursuant to the Company’s publicly announced common stock repurchase programs. As of December 31, 2021, there were 36,327 shares remaining to be repurchased under the existing stock repurchase program. The remaining 614 shares were purchased from the trustee of the Company’s unvested RRP and EIP stock holdings, when awardees sold vested shares, at an average cost of $14.97 per share. During the year ended December 31, 2021, the Company transferred 20,958 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the year ended December 31, 2021, there were 1,792 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to forfeitures.

During the year ended December 31, 2020, the Company repurchased 121,051 shares of common stock at an average cost of $13.16 per share. The Company repurchased 120,821 of these shares at an average cost of $13.16 pursuant to the Company’s publicly announced common stock repurchase programs. As of December 31, 2020, there were 79,707 shares remaining to be repurchased under the existing stock repurchase program. The remaining 230 shares were repurchased from the trustee of the Company’s unvested RRP and EIP stock holdings, when awardees sold vested shares at an average cost of $13.40 per share. During the year ended December 31, 2020, the Company transferred 20,830 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the year ended December 31, 2020, there were 332 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to forfeitures.

Note 20 – Other Comprehensive (Loss) Income

In addition to presenting the consolidated statements of comprehensive income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive (loss) income for the periods presented:

	For the Years Ended December 31, 2021			For The Years Ended December 31, 2020
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized (losses) gains on securities available for sale:
Net unrealized (losses) gains arising during the period	$(1,422)	$300	$(1,122)	$1,108	$(233)	$875
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(59)	11	(48)	(73)	15	(58)
Total Other Comprehensive (Loss) Income	$(1,481)	$311	$(1,170)	$1,035	$(218)	$817

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income		Affected Line Item
Comprehensive Income	for the years ended December 31,		on the Consolidated
Components	2021	2020	Statements of Income
	(Dollars in thousands)
Net unrealized (losses) gains on securities available for sale:
Recovery on previously impaired investment securities	$(59)	$(73)	Recovery on previously impaired investment securities
Provision for income tax expense	11	15	Income Tax Expense
Total reclassification for the period	$(48)	$(58)	Net Income

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

Gain/Losses on Sale of OREO

The Company records a gain or loss from the sale of other real estate owned (“OREO”) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company may need to adjust the transaction price and related gain (loss) on sale if a significant financing component is present. Gains (losses) on the sale of OREO are generally recorded in non-interest expense on the consolidated statements of income as an offset to OREO expenses. There were no sales of OREO during the year ended December 31, 2021, where the Company financed the sale of the property. During the year ended December 31, 2020, the Company financed the sale of two OREO properties to separate buyers. After assessing the applicable criteria under ASU 2014-09, the Company recognized a $31,000 gain on sale of these properties.

Contract Balances

The Company’s non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2021 and 2020, the Company did not have any significant contract balances.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2021 and 2020:

	For the years ended December 31,
	2021	2020
	(Dollars in thousands)
Non-Interest Income
In-Scope of Topic 606:
Debit card fees	$873	$763
Service charges on deposit accounts	608	606
Fees and other service charges	147	130
Other	35	36
Non-interest Income (in-scope of Topic 606)	1,663	1,535
Non-interest Income (out of scope of Topic 606)	1,525	1,457
Total Non-Interest Income	$3,188	$2,992

Note 22 – Subsequent Events

On February 9, 2022, the Board of Directors declared a quarterly cash dividend of $0.16 per share on the Company’s common stock, payable on March 17, 2022 to shareholders of record as of February 24, 2022. Lake Shore, MHC, which holds 3,636,875 shares, or approximately 63.9% of the Company’s total outstanding stock as of the record date, elected to waive its right to receive this cash dividend of approximately $582,000.

On February 9, 2022, a special meeting of the MHC members (i.e., Lake Shore Savings Bank depositors) was held to vote on a proposal to authorize the MHC to waive its right to receive dividends aggregating up to $0.68 per share that may be declared by the Company in the 12 months subsequent to the approval by members (in accordance with the regulation of the Board of Governors of the Federal Reserve System). At the special meeting, a majority of the eligible member votes of the MHC approved the waiver of the receipt of dividends on shares owned by the MHC. Lake Shore, MHC submitted the results of this vote along with other information to the Federal Reserve Board in order to obtain their non-objection of the dividend waiver. As of March 10 2022, Lake Shore, MHC received notice of the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 9, 2023, aggregating up to $0.68 per share. The MHC waived $2.0 million of dividends during the year ended December 31, 2021. Cumulatively, Lake Shore, MHC has waived approximately $16.1 million of cash dividends as of December 31, 2021. The dividends waived by Lake Shore, MHC are considered a restriction on the retained earnings of the Company.