Form 10-Q
period 2022-03-31
LAKE SHORE BANCORP, INC.
filed 2022-05-13
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,713,470 shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 10, 2022.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2022	2021
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$12,753	$37,533
Interest earning deposits	18,013	30,052
Cash and Cash Equivalents	30,766	67,585
Securities	84,560	88,816
Federal Home Loan Bank stock, at cost	1,606	1,606
Loans receivable, net of allowance for loan losses 2022 $6,500; 2021 $6,118	550,286	517,206
Premises and equipment, net	8,642	8,736
Accrued interest receivable	2,431	2,483
Bank owned life insurance	22,975	22,877
Other assets	6,186	4,430
Total Assets	$707,452	$713,739
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$483,860	$482,508
Non-interest bearing	108,960	110,676
Total Deposits	592,820	593,184
Long-term debt	21,950	21,950
Advances from borrowers for taxes and insurance	2,353	3,198
Other liabilities	7,666	7,431
Total Liabilities	624,789	625,763
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,719,542 shares outstanding at March 31, 2022 and 6,836,514 shares issued and 5,692,410 shares outstanding at December 31, 2021	68	68
Additional paid-in capital	31,374	31,350
Treasury stock, at cost (1,116,972 shares at March 31, 2022 and 1,144,104 shares at December 31, 2021)	(13,405)	(13,660)
Unearned shares held by ESOP	(1,172)	(1,194)
Unearned shares held by compensation plans	(386)	(157)
Retained earnings	71,340	70,591
Accumulated other comprehensive (loss) income	(5,156)	978
Total Stockholders' Equity	82,663	87,976
Total Liabilities and Stockholders' Equity	$707,452	$713,739

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
	Three Months Ended March 31,
	2022	2021
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$5,420	$5,577
Investment securities, taxable	189	181
Investment securities, tax-exempt	310	293
Other	15	6
Total Interest Income	5,934	6,057
Interest Expense
Deposits	347	627
Long-term debt	104	143
Other	15	17
Total Interest Expense	466	787
Net Interest Income	5,468	5,270
Provision for Loan Losses	400	150
Net Interest Income after Provision for Loan Losses	5,068	5,120
Non-Interest Income
Service charges and fees	242	230
Debit card fees	200	202
Earnings on bank owned life insurance	98	105
Unrealized loss on equity securities	(1)	(6)
Unrealized gain on interest rate swap	183	86
Recovery on previously impaired investment securities	6	21
Net (loss) gain on sale of loans	(12)	157
Other	16	25
Total Non-Interest Income	732	820
Non-Interest Expense
Salaries and employee benefits	2,407	2,101
Occupancy and equipment	757	681
Data processing	315	359
Professional services	299	269
Advertising	136	133
Postage and supplies	54	64
FDIC insurance	45	44
Other	519	302
Total Non-Interest Expense	4,532	3,953
Income before Income Taxes	1,268	1,987
Income Tax Expense	207	299
Net Income	$1,061	$1,688
Basic and diluted earnings per common share	$0.18	$0.29
Dividends declared per share	$0.16	$0.13

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
	(Dollars in thousands)
Net Income	$1,061	$1,688
Other Comprehensive Loss, net of tax benefit:
Unrealized holding losses on securities, net of tax benefit	(6,129)	(786)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(5)	(17)
Total Other Comprehensive Loss	(6,134)	(803)
Total Comprehensive (Loss) Income	$(5,073)	$885

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2022 and 2021 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2021	$68	$31,201	$(11,584)	$(1,279)	$(118)	$65,488	$2,148	$85,924
Net income	-	-	-	-	-	1,688	-	1,688
Other comprehensive loss, net of tax benefit of $213	-	-	-	-	-	-	(803)	(803)
ESOP shares earned (1,984 shares)	-	8	-	21	-	-	-	29
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (20,958 shares)	-	-	196	-	(196)	-	-	-
Compensation plan shares forfeited (1,392 shares)	-	-	(13)	-	13	-	-	-
Compensation plan shares earned (2,057 shares)	-	10	-	-	21	-	-	31
Purchase of treasury stock, at cost (43,834 shares)	-	-	(652)	-	-	-	-	(652)
Cash dividends declared ($0.13 per share)	-	-	-	-	-	(268)	-	(268)
Balance - March 31, 2021	$68	$31,230	$(12,053)	$(1,258)	$(280)	$66,908	$1,345	$85,960

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	(Loss) Income	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2022	$68	$31,350	$(13,660)	$(1,194)	$(157)	$70,591	$978	$87,976
Net income	-	-	-	-	-	1,061	-	1,061
Other comprehensive loss, net of tax benefit of $1,630	-	-	-	-	-	-	(6,134)	(6,134)
ESOP shares earned (1,984 shares)	-	8	-	22	-	-	-	30
Compensation plan shares granted (27,132 shares)	-	-	255	-	(255)	-	-	-
Compensation plan shares earned (2,749 shares)	-	16	-	-	26	-	-	42
Cash dividends declared ($0.16 per share)	-	-	-	-	-	(312)	-	(312)
Balance - March 31, 2022	$68	$31,374	$(13,405)	$(1,172)	$(386)	$71,340	$(5,156)	$82,663

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,061	$1,688
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	35	42
Net amortization of deferred loan costs	90	72
Provision for loan losses	400	150
Recovery on previously impaired investment securities	(6)	(21)
Unrealized loss on equity securities	1	6
Unrealized gain on interest rate swap	(183)	(86)
Originations of loans held for sale	(1,002)	(3,334)
Proceeds from sales of loans held for sale	990	3,491
Loss (gain) on sale of loans held for sale	12	(157)
Depreciation and amortization	231	215
Increase in bank owned life insurance, net	(98)	(105)
ESOP shares committed to be released	30	29
Stock based compensation expense	42	42
Decrease (increase) in accrued interest receivable	52	(38)
Decrease in other assets	76	126
Writedowns of foreclosed real estate	1	7
Decrease in other liabilities	(320)	(614)
Net Cash Provided by Operating Activities	1,412	1,513
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Maturities, prepayments and calls	2,603	5,331
Purchases	(5,526)	(2,471)
Purchases of Federal Home Loan Bank Stock	-	(2)
Redemptions of Federal Home Loan Bank Stock	-	70
Loan origination and principal collections, net	(33,686)	(14,263)
Proceeds from sale of foreclosed real estate	36	-
Additions to premises and equipment	(137)	(223)
Net Cash Used in Investing Activities	(36,710)	(11,558)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(364)	22,301
Net decrease in advances from borrowers for taxes and insurance	(845)	(851)
Repayment of long-term debt	-	(1,500)
Purchase of treasury stock	-	(652)
Cash dividends paid	(312)	(268)
Net Cash (Used in) Provided by Financing Activities	(1,521)	19,030
Net (Decrease) Increase in Cash and Cash Equivalents	(36,819)	8,985
CASH AND CASH EQUIVALENTS - BEGINNING	67,585	42,975
CASH AND CASH EQUIVALENTS - ENDING	$30,766	$51,960
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$468	$790
Income taxes paid	$-	$-
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$116	$-
Securities purchased and not settled	$615	$-

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

The interim consolidated financial statements included herein as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated statement of financial condition at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The consolidated statements of income for the three months ended March 31, 2022 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2022.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of March 31, 2022 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

In March 2022, FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). The final standard affects all entities after adoption of ASU 2016-13, mentioned above. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The FASB’s decision to eliminate the TDR accounting model is in response to feedback that the CECL model already incorporates credit losses from loans modified as TDRs, and consequently, the related accounting and disclosures no longer provide the same level of benefit to users. In lieu of the TDR accounting model, creditors will apply the general loan modification guidance in Subtopic 310-20 to all loan modifications, including modifications for borrowers experiencing financial difficulty. The ASU also requires public business entities to expand the vintage disclosures to include gross charge-off by year of origination. The Company currently qualifies as a smaller reporting company and, as such, will be required to implement CECL and ASU 2022-02 for fiscal years beginning after December 15, 2022. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

Note 3 – COVID-19

On March 11, 2020, the World Health Organization recognized an outbreak of a novel strain of the coronavirus, COVID-19, as a pandemic. The COVID-19 pandemic adversely affected the economy, including lower interest rates, and resulted in the enactment of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

As reported during prior periods, at the onset of the pandemic the Bank became a participating lender in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) to assist small businesses in our market areas that were impacted by the pandemic. The majority of the PPP loans that we originated as of December 31, 2021 had been forgiven by the SBA. As of March 31, 2022, four PPP loans totaling $1.7 million remained outstanding and total net fees of $29,000 remain unrecognized.

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

Note 4 – Investment Securities

The amortized cost and fair value of securities are as follows:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,009	$48	$-	$2,057
Municipal bonds	51,819	221	(4,857)	47,183
Mortgage-backed securities:
Collateralized mortgage obligations-private label	13	-	-	13
Collateralized mortgage obligations-government sponsored entities	16,040	40	(704)	15,376
Government National Mortgage Association	70	3	-	73
Federal National Mortgage Association	14,287	26	(899)	13,414
Federal Home Loan Mortgage Corporation	6,824	21	(531)	6,314
Asset-backed securities-private label	-	106	-	106
Asset-backed securities-government sponsored entities	6	-	-	6
Total Debt Securities Available for Sale	$91,068	$465	$(6,991)	$84,542
Equity Securities	22	-	(4)	18
Total Securities	$91,090	$465	$(6,995)	$84,560

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,009	$204	$-	$2,213
Municipal bonds	49,812	1,085	(141)	50,756
Mortgage-backed securities:
Collateralized mortgage obligations-private label	14	1	-	15
Collateralized mortgage obligations-government sponsored entities	17,798	209	(193)	17,814
Government National Mortgage Association	76	7	-	83
Federal National Mortgage Association	10,773	53	(66)	10,760
Federal Home Loan Mortgage Corporation	7,068	87	(119)	7,036
Asset-backed securities-private label	-	110	-	110
Asset-backed securities-government sponsored entities	9	1	-	10
Total Debt Securities Available for Sale	$87,559	$1,757	$(519)	$88,797
Equity Securities	22	-	(3)	19
Total Securities	$87,581	$1,757	$(522)	$88,816

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At March 31, 2022 and December 31, 2021, twenty-nine municipal bonds with a cost of $10.6 million and fair value of $9.9 million and $11.0 million, respectively, were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. In addition, at March 31, 2022 and December 31, 2021, twenty municipal bonds with a cost of $6.0 million and fair value of $5.7 million and $6.2 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
March 31, 2022
Municipal bonds	$27,306	(4,436)	$2,642	$(421)	$29,948	$(4,857)
Mortgage-backed securities	24,046	(1,636)	4,069	(498)	28,115	(2,134)
	$51,352	$(6,072)	$6,711	$(919)	$58,063	$(6,991)

December 31, 2021
Municipal bonds	$9,601	(120)	$857	$(21)	$10,458	$(141)
Mortgage-backed securities	21,141	(211)	3,083	(167)	24,224	(378)
	$30,742	$(331)	$3,940	$(188)	$34,682	$(519)

The Company reviews all investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly.

At March 31, 2022, the Company’s investment portfolio included 139 securities in the “unrealized losses less than twelve months” category and 10 securities in the “unrealized losses twelve months or more” category. Management has the intent and ability to hold these securities until maturity. Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive loss, net of tax benefit on the Company’s consolidated statements of stockholders’ equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Beginning balance	$162	$221
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(6)	(21)
Ending balance	$156	$200

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the three months ended March 31, 2022 and 2021, the Company did not sell any debt securities.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
March 31, 2022:
Less than one year	$-	$-
After one year through five years	4,211	4,164
After five years through ten years	11,627	11,249
After ten years	37,990	33,827
Mortgage-backed securities	37,234	35,190
Asset-backed securities	6	112
	$91,068	$84,542

Equity Securities

At March 31, 2022 and December 31, 2021, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended March 31, 2022 and 2021, the Company recognized an unrealized loss of $1,000 and $6,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no sales of equity securities during the three months ended March 31, 2022 and 2021.

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

Other Loans:

•Commercial – includes business installment loans, lines of credit and other commercial loans. Most of our commercial loans have fixed interest rates, and are for terms generally not in excess of 5 years. Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower. Commercial loans generally involve a higher degree of credit risk, as commercial loans can involve relatively large loan balances to a single borrower or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation of the commercial business and the income stream of the borrower. Such risks can be significantly affected by economic conditions. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because the equipment or other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the credit worthiness of the borrowers (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

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

The following tables summarize the activity in the allowance for loan losses for the three months ended March 31, 2022 and 2021 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of March 31, 2022 and December 31, 2021:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2022
Allowance for Loan Losses:
Balance – January 1, 2022	$383	$211	$4,377	$360	$531	$32	$224	$6,118
Charge-offs	-	-	-	-	-	(20)	-	(20)
Recoveries	-	1	-	-	-	1	-	2
Provision (credit)	(1)	59	560	60	(88)	15	(205)	400
Balance – March 31, 2022	$382	$271	$4,937	$420	$443	$28	$19	$6,500
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$382	$271	$4,937	$420	$443	$28	$19	$6,500

Gross Loans Receivable (1):
Ending balance	$160,052	$48,410	$297,004	$25,462	$20,993	$1,309	$-	$553,230
Ending balance: individually evaluated for impairment	$257	$23	$6,946	$-	$-	$-	$-	$7,226
Ending balance: collectively evaluated for impairment	$159,795	$48,387	$290,058	$25,462	$20,993	$1,309	$-	$546,004

(1) Gross Loans Receivable does not include allowance for loan losses of $(6,500) or deferred loan costs of $3,556.

(2) Includes one- to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total

	(Dollars in thousands)
March 31, 2021
Allowance for Loan Losses:
Balance – January 1, 2021	$346	$172	$4,052	$434	$676	$27	$150	$5,857
Charge-offs	-	-	-	-	-	(6)	-	(6)
Recoveries	-	-	1	-	-	2	-	3
Provision (credit)	29	48	105	43	(89)	1	13	150
Balance – March 31, 2021	$375	$220	$4,158	$477	$587	$24	$163	$6,004

(1) Includes one– to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2021
Allowance for Loan Losses:
Balance – December 31, 2021	$383	$211	$4,377	$360	$531	$32	$224	$6,118
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$383	$211	$4,377	$360	$531	$32	$224	$6,118

Gross Loans Receivable (1):
Ending Balance	$158,826	$48,071	$266,525	$21,824	$23,216	$1,317	$-	$519,779
Ending balance: individually evaluated for impairment	$261	$24	$7,002	$-	$-	$-	$-	$7,287
Ending balance: collectively evaluated for impairment	$158,565	$48,047	$259,523	$21,824	$23,216	$1,317	$-	$512,492

(1) Gross Loans Receivable does not include allowance for loan losses of $(6,118) or deferred loan costs of $3,545.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Three Months Ended
	At March 31, 2022			March 31, 2022
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$257	$257	$-	$259	$4
Home equity	23	23	-	23	-
Commercial real estate	6,946	6,946	-	6,964	-
Total impaired loans with no related allowance	7,226	7,226	-	7,246	4

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2021			December 31, 2021
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$261	$261	$-	$269	$13
Home equity	24	24	-	25	1
Commercial real estate	7,002	7,002	-	8,786	219
Total impaired loans	7,287	7,287	-	9,080	233

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
March 31, 2022:
Real Estate Loans:
Residential, one- to four-family(1)	$406	$508	$1,305	$2,219	$157,833	$160,052	$1,839
Home equity	253	21	524	798	47,612	48,410	567
Commercial(2)	1,167	-	-	1,167	295,837	297,004	6,946
Construction - commercial	-	-	-	-	25,462	25,462	-
Other Loans:
Commercial(3)	-	-	-	-	20,993	20,993	-
Consumer	57	3	6	66	1,243	1,309	9
Total	$1,883	$532	$1,835	$4,250	$548,980	$553,230	$9,361

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2021:
Real Estate Loans:
Residential, one- to four-family(1)	$373	$758	$1,096	$2,227	$156,599	$158,826	$1,878
Home equity	265	146	532	943	47,128	48,071	636
Commercial(2)	-	-	-	-	266,525	266,525	7,002
Construction - commercial	-	-	-	-	21,824	21,824	-
Other Loans:
Commercial(3)	-	-	-	-	23,216	23,216	-
Consumer	7	7	5	19	1,298	1,317	5
Total	$645	$911	$1,633	$3,189	$516,590	$519,779	$9,521

(1)Includes one- to four-family construction loans.

(2)Commercial Real Estate loans on non-accrual consists of one loan which was moved to non-accrual status during the year ended December 31, 2021.

(3) Includes $1.7 million and $4.6 million of Paycheck Protection Program (“PPP”) loans at March 31, 2022 and December 31, 2021, respectively, which do not require payments for a certain amount of time under the CARES Act and are 100% guaranteed by SBA.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of March 31, 2022 and December 31, 2021:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
March 31, 2022
Real Estate Loans:
Residential, one- to four-family(1)	$158,032	$-	$2,020	$-	$-	$160,052
Home equity	47,422	-	988	-	-	48,410
Commercial(2)	281,931	7,032	8,041	-	-	297,004
Construction - commercial	25,462	-	-	-	-	25,462
Other Loans:
Commercial(3)	17,164	1,260	2,569	-	-	20,993
Consumer	1,295	-	4	3	7	1,309
Total	$531,306	$8,292	$13,622	$3	$7	$553,230

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2021
Real Estate Loans:
Residential, one- to four-family(1)	$156,931	$-	$1,895	$-	$-	$158,826
Home equity	47,167	-	904	-	-	48,071
Commercial(2)	252,391	6,682	7,452	-	-	266,525
Construction - commercial	21,824	-	-	-	-	21,824
Other Loans:
Commercial(3)	18,076	1,742	3,398	-	-	23,216
Consumer	1,308	-	4	-	5	1,317
Total	$497,697	$8,424	$13,653	$-	$5	$519,779

(1)Includes one- to four-family construction loans.

(2)The Substandard classification category for Commercial Real Estate loans includes one $7.0 million loan relationship that was deemed to be impaired during the year ended December 31, 2021.

(3) The Pass/Performing category for Commercial Loans includes $1.7 million and $4.6 million of PPP loans at March 31, 2022 and December 31, 2021, respectively, which do not require payments for a certain amount of time under the CARES Act and are 100% guaranteed by SBA.

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At March 31, 2022
Real Estate Loans:
Residential, one- to four-family	7	$257	1	$10	6	$247	-	$-
Home equity	2	23	1	14	1	9	-	-
Commercial	1	6,946	1	6,946	-	-	-	-
Total	10	$7,226	3	$6,970	7	$256	-	$-

At December 31, 2021
Real Estate Loans:
Residential, one- to four-family	7	$261	1	$11	6	$250	-	$-
Home equity	2	24	1	15	1	9	1	15
Commercial	1	7,002	1	7,002	-	-	-	-
Total	10	$7,287	3	$7,028	7	$259	1	$15

No additional loan commitments were outstanding to these borrowers at March 31, 2022 and December 31, 2021.

There were no loans first deemed to be TDRs during the three months ended March 31, 2022 and 2021.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $204,000 and $123,000 at March 31, 2022 and December 31, 2021, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.7 million at March 31, 2022 and December 31, 2021.

Note 6 – Earnings per Share

Earnings per share was calculated for the three months ended March 31, 2022 and 2021, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and

by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2022	2021
Numerator – net income	$1,061,000	$1,688,000
Denominator:
Basic weighted average shares outstanding	5,832,170	5,913,111
Increase in weighted average shares outstanding due to:
Stock options	4,239	776
Diluted weighted average shares outstanding	5,836,409	5,913,887

Earnings per share:
Basic	$0.18	$0.29
Diluted	$0.18	$0.29

Note 7 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. There were no loss reserves associated with these commitments at March 31, 2022 and December 31, 2021. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	March 31,	December 31,
	2022	2021
	(Dollars in thousands)

Commitments to grant loans	$43,541	$61,234
Unfunded commitments under lines of credit	75,067	73,387

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

Note 8 – Stock-based Compensation

As of March 31, 2022, the Company had four stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $72,000 and $71,000 for the three months ended March 31, 2022 and 2021, respectively.

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

A summary of the status of the Stock Option Plan during the three months ended March 31, 2022 and 2021 is presented below:

:

	2022			2021
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	64,548	$14.38		64,548	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Outstanding at end of period	64,548	$14.38	4.6 years	64,548	$14.38	5.6 years

Options exercisable at end of period	64,548	$14.38	4.6 years	51,636	$14.38	5.6 years

Fair value of options granted	-	$-		-	$-

At March 31, 2022, stock options had an intrinsic value of $37,000 and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the three months ended March 31, 2022 and 2021. At March 31, 2022, all compensation cost related to the Stock Option Plan has been recognized in prior periods. Compensation expense related to the Stock Option Plan amounted to $8,000 for the three month period ended March 31, 2021.

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

As of March 31, 2022, all 119,025 shares in the plan have vested and been distributed to eligible participants under the RRP. At March 31, 2022, all compensation cost related to the RRP has been recognized in prior periods. Compensation expense amounted to $5,000 for the three months ended March 31, 2021.

A summary of the status of unvested shares under the RRP for the three months ended March 31, 2021 is as follows:

	At March 31, 2021	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	1,618	$14.38
Granted	-	-
Vested	-	-
Unvested shares outstanding at end of period	1,618	$14.38

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

The Board of Directors granted restricted stock awards under the EIP during the three months ended March 31, 2022 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

March 17, 2022	4,577	100% on December 9, 2022	$15.00	Non-employee directors
March 30, 2022	22,555	100% on March 31, 2025 if three year performance metric is achieved	$14.96	Employees

A summary of the status of unvested restricted stock awards under the EIP for the three months ended March 31, 2022 and 2021 is as follows:

	At March 31, 2022	Weighted Average Grant Price (per Share)	At March 31, 2021	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	29,495	$15.24	14,986	$15.39
Granted	27,132	14.97	20,958	15.22
Forfeited	-	-	(1,392)	15.26
Unvested shares outstanding at end of period	56,627	$15.11	34,552	$15.29

As of March 31, 2022, there were 93,741 shares of restricted stock that vested or were distributed to eligible participants under the EIP. Compensation expense related to unvested restricted stock awards under the EIP amounted to $42,000 and $26,000 for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, $619,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 36 months.

A summary of the status of stock options under the EIP for the three months ended March 31, 2022 and 2021 is presented below:

	2022			2021
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	4.6 years	20,000	$14.38	5.6 years

Options exercisable at end of period	20,000	$14.38	4.6 years	15,998	$14.38	5.6 years

Fair value of options granted	-	-		-	-

At March 31, 2022, stock options had an intrinsic value of $12,000 and there were no remaining options available for grant under the EIP. At March 31, 2022, all compensation cost related to the stock options granted under the EIP has been recognized in prior periods. Compensation expense related to stock options outstanding under the EIP amounted to $3,000 for the three months ended March 31, 2021.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of March 31, 2022, the balance of the loan to the ESOP was $1.4 million and the fair value of unallocated shares was $1.6 million. As of March 31, 2022, there were 90,135 allocated shares and 103,154 unallocated shares compared to 81,719 allocated shares and 119,024 unallocated shares at March 31, 2021. The ESOP compensation expense was $30,000 for the three months ended March 31, 2022 and $29,000 for the three months ended March 31, 2021 based on 1,984 shares earned in each of those quarters.

Note 9 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of March 31, 2022 and December 31, 2021 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

The Company’s consolidated statements of financial condition contain investment securities and derivative instruments that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2022 and December 31, 2021 were as follows:

	Fair Value Measurements at March 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$2,057	$-	$2,057	$-
Municipal bonds	47,183	-	47,183	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	13	-	13	-
Collateralized mortgage obligations-government sponsored entities	15,376	-	15,376	-
Government National Mortgage Association	73	-	73	-
Federal National Mortgage Association	13,414	-	13,414	-
Federal Home Loan Mortgage Corporation	6,314	-	6,314	-
Asset-backed securities:
Private label	106	-	106	-
Government sponsored entities	6	-	6	-
Total Debt Securities Available for Sale	$84,542	$-	$84,542	$-
Equity securities	18	18	-	-
Total Securities	$84,560	$18	$84,542	$-
Interest Rate Swap(1)	$124	$-	$124	$-

(1)Included in Other Assets on the consolidated statements of financial condition.

	Fair Value Measurements at December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

(1)Included in Other Liabilities on the consolidated statements of financial condition

Level 2 inputs for assets or liabilities measured at fair value on a recurring basis might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment projections, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means. The following is a description of valuation methodologies used for financial assets recorded at fair value on a recurring basis:

•Investment securities - the fair values are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment projections, credit information, and the security’ terms and conditions, among other things. Level 2 securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers.

•Interest Rate Swap – the fair value is based on a discounted cash flow model. The model’s key assumptions include the contractual term of the derivative contract, including the period to maturity, and the use of observable market based inputs, such as interest rates, yield curves, nonperformance risk and implied volatility.

In addition to disclosure of the fair value of assets on a recurring basis, GAAP requires disclosures for assets and liabilities measured at fair value on a non-recurring basis, such as impaired assets, foreclosed real estate and mortgage servicing rights. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Non-recurring adjustments also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for loan losses. An impaired loan is carried at fair value based on either a recent appraisal less estimated selling costs of underlying collateral or discounted cash flows based on current market conditions. Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.

Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of loan servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The key assumptions used in the model include the estimated life of loans sold with servicing retained and the estimated cost to service the loans. Loan servicing rights are classified as Level 3 measurements due to the use of unobservable inputs, as well as management judgment and estimation.

For assets measured at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021, the fair value measurements by level within the fair value hierarchy were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At March 31, 2022
Mortgage servicing rights	$222	$-	$-	$222

At December 31, 2021
Foreclosed real estate	$35	$-	$-	$35
Mortgage servicing rights	220	-	-	220

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At March 31, 2022
Mortgage servicing rights	$222	Discounted Cash Flow Model (1)	Discount Rate	10.0%	10.0%
			Servicing Fees	0.25%	0.25%
			Servicing Costs	0.15%	0.15%
			Estimated Life of Loans	5.7-7.6 years	5.7 years
At December 31, 2021
Foreclosed real estate	$35	Market valuation of property (2)	Direct Disposal Costs (3)	7.00%	7.00%
Mortgage servicing rights	220	Discounted Cash Flow Model (1)	Discount Rate	10.0%	10.0%
			Servicing Fees	0.25%	0.25%
			Servicing Costs	0.15%	0.15%
			Estimated Life of Loans	5.9 years	5.9 years

(1)The fair value is based on a discounted cash flow model. The model's key assumptions are the estimated life of loans sold with servicing retained and the estimated cost to service the loans.

(2)Fair value is generally determined through independent third-party appraisals of the underlying collateral or by a purchase offer for the related property, which generally includes various Level 3 inputs which are not observable.

(3)The fair value basis of foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

At December 31, 2021, foreclosed real estate valued using Level 3 inputs had a carrying amount of $73,000 and valuation allowance of $38,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at March 31, 2022
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$30,766	$30,766	$30,766	$-	$-
Securities	84,560	84,560	18	84,542	-
Federal Home Loan Bank stock	1,606	1,606	-	1,606	-
Loans receivable, net	550,286	525,832	-	-	525,832
Accrued interest receivable	2,431	2,431	-	2,431	-
Interest rate swap	124	124	-	124	-
Mortgage servicing rights	222	222	-	-	222
Financial liabilities:
Deposits	592,820	595,456	-	595,456	-
Long-term debt	21,950	21,315	-	21,315	-
Accrued interest payable	53	53	-	53	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2021
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$67,585	$67,585	$67,585	$-	$-
Securities	88,816	88,816	19	88,797	-
Federal Home Loan Bank stock	1,606	1,606	-	1,606	-
Loans receivable, net	517,206	504,018	-	-	504,018
Accrued interest receivable	2,483	2,483	-	2,483	-
Mortgage servicing rights	220	220	-	-	220
Financial liabilities:
Deposits	593,184	596,273	-	596,273	-
Long-term debt	21,950	22,073	-	22,073	-
Accrued interest payable	55	55	-	55	-
Interest rate swap	60	60	-	60	-
Off-balance-sheet financial instruments	-	-	-	-	-

Note 10 – Treasury Stock

During the three months ended March 31, 2022, the Company did not repurchase any shares of common stock. As of March 31, 2022, there were 36,327 shares remaining to be repurchased under the existing stock repurchase program. During the three months ended March 31, 2022, the Company transferred 27,132 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan.

During the three months ended March 31, 2021, the Company repurchased 43,834 shares of common stock at an average cost of $14.88 per share. The shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of March 31, 2021, there were 35,873 shares remaining to be repurchased under the existing stock repurchase program. During the three months ended March 31, 2021, the Company transferred 20,958 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the three months ended March 31, 2021, there were 1,392 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to forfeitures.

Note 11 – Other Comprehensive Loss

In addition to presenting the consolidated statements of comprehensive (loss) income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive loss for the periods presented:

GainLossOnSaleOfLoansHeldForSale
	For the Three Months Ended March 31, 2022			For The Three Months Ended March 31, 2021
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized loss on securities:
Net unrealized loss arising during the period	$(7,758)	$1,629	$(6,129)	$(995)	$209	$(786)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(6)	1	(5)	(21)	4	(17)
Total Other Comprehensive Loss	$(7,764)	$1,630	$(6,134)	$(1,016)	$213	$(803)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the three months ended March 31,		on the Consolidated
Components	2022	2021	Statements of Income
	(Dollars in thousands)
Net unrealized loss on securities:
Recovery on previously impaired investment securities	$(6)	$(21)	Recovery on previously impaired investment securities
Provision for income tax expense	1	4	Income Tax Expense
Total reclassification for the period	$(5)	$(17)	Net Income

Note 12 – Subsequent Events

On April 27, 2022, the Board of Directors declared a quarterly cash dividend of $0.16 per share on the Company’s common stock, payable on May 23, 2022 to shareholders of record as of May 9, 2022. Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 63.6% of the Company’s total outstanding stock, has elected to waive receipt of the dividend on its shares. On March 10, 2022, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the

Company during the twelve months ending February 9, 2023, aggregating up to $0.68 per share. The MHC waived $582,000 of dividends during the three months ended March 31, 2022. Cumulatively the MHC has waived approximately $16.7 million of cash dividends as of March 31, 2022. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the following:

•risks from data loss or other security breaches, including a breach of our operational or security systems, policies, or procedures, including cyber-attacks on us or on our third party vendors or service providers;

•risks relating to the COVID-19 pandemic;

•the strength of the United States economy in general and of the local economies in which we conduct operations;

•the effect of change in monetary and fiscal policy, including changes in interest rate policies of the Board of Governors of the Federal Reserve System;

•inflation, and market and monetary fluctuations;

•climate change;

•deterioration in the credit quality of our loan portfolio and/or the value of the collateral securing repayment of loans;

•reduction in the value of our investment securities;

•the cost and ability to attract and retain key employees;

•regulatory or legal developments, tax policy changes;

•our ability to implement and execute our business plan and strategy and expand our operations;

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2022 compared to the consolidated financial condition as of December 31, 2021 and the consolidated results of operations for the three months ended March 31, 2022 and 2021.

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

Management Strategy

There have been no material changes in the Company’s management strategy from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Estimates

Disclosure of the Company’s significant accounting estimates is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Some of these estimates require significant judgment, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of securities valuation, impairment of securities and income taxes. There have been no material changes in critical accounting estimates since December 31, 2021.

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

Average Balances, Interest and Average Yields. The following table sets forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $90,000 and $72,000 for the three month periods ended March 31, 2022 and 2021, respectively. Interest income on securities does not include a tax equivalent adjustment for tax exempt securities.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2022			March 31, 2021
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$39,161	$15	0.15%	$31,735	$6	0.08%
Securities(1)	89,601	499	2.23%	79,113	474	2.40%
Loans, including fees	518,761	5,420	4.18%	530,676	5,577	4.20%
Total interest-earning assets	647,523	5,934	3.67%	641,524	6,057	3.78%
Other assets	55,629			45,483
Total assets	$703,152			$687,007

Interest-bearing liabilities
Demand & NOW accounts	$89,634	$19	0.08%	$81,381	$19	0.09%
Money market accounts	180,011	92	0.20%	160,230	85	0.21%
Savings accounts	74,546	10	0.05%	67,701	9	0.05%
Time deposits	134,552	226	0.67%	157,663	514	1.30%
Borrowed funds & other interest-bearing liabilities	22,564	119	2.11%	29,629	160	2.16%
Total interest-bearing liabilities	501,307	466	0.37%	496,604	787	0.63%
Other non-interest bearing liabilities	114,608			103,666
Stockholders' equity	87,237			86,737
Total liabilities & stockholders' equity	$703,152			$687,007
Net interest income		$5,468			$5,270
Interest rate spread			3.30%			3.15%
Net interest margin			3.38%			3.29%

(1)The tax equivalent adjustment for bank qualified tax exempt municipal securities results in rates of 2.60% and 2.79% for the three months ended March 31, 2022 and 2021, respectively.

(2)Annualized.

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

	Three Months Ended March 31, 2022
	Compared to
	Three Months Ended March 31, 2021
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$7	$2	$9
Securities	(35)	60	25
Loans, including fees	(32)	(125)	(157)
Total interest-earning assets	(60)	(63)	(123)
Interest-bearing liabilities:
Demand & NOW accounts	(2)	2	-
Money market accounts	(3)	10	7
Savings accounts	-	1	1
Time deposits	(221)	(67)	(288)
Total deposits	(226)	(54)	(280)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(6)	(35)	(41)
Total interest-bearing liabilities	(232)	(89)	(321)
Total change in net interest income	$172	$26	$198

As shown in the above tables, the increase in net interest income for first quarter 2022 was primarily due to a decrease in the average cost of interest-bearing liabilities when compared to the prior year period. Net interest margin increased to 3.38% for the first quarter 2022 as compared to 3.29% for the first quarter 2021. The average interest rate paid on interest-bearing liabilities decreased 26 basis points from 0.63% during first quarter 2021 to 0.37% during first quarter 2022. The decrease in the average interest rate paid on interest-bearing liabilities during first quarter 2022 was partially offset by an $11.8 million increase in the average balance of interest-bearing deposits in comparison to the prior year period. The increase in the average balance of interest-bearing deposits was primarily driven by an increase in the average balance of core deposit accounts. The increase in net interest margin was partially offset by a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets for the 2022 first quarter decreased by 11 basis points when compared to the prior year period primarily as a result of a decrease in higher yielding commercial real estate loans. The average balance of the loan portfolio decreased $11.9 million, or 2.2%, during the 2022 first quarter compared to the prior year quarter. The decrease in the average balance of the loan portfolio was primarily due to a decrease in the average balance of commercial real estate loans due to an increase in loan paydowns.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total assets at March 31, 2022 were $707.5 million, a decrease of $6.3 million, or 0.9%, from $713.7 million at December 31, 2021. The decrease in total assets was primarily due to a $36.8 million decrease in cash and cash equivalents driven by the use of cash for loan originations and a $4.3 million decrease in securities available for sale, partially offset by a $33.1 million increase in loans receivable, net.

Cash and cash equivalents decreased by $36.8 million, or 54.5%, from $67.6 million at December 31, 2021 to $30.8 million at March 31, 2022. The decrease was primarily due to a $33.7 million cash outflow relating to net loan originations and a $2.9 million cash outflow relating to net purchases of securities.

Securities available for sale decreased by $4.3 million, or 4.8%, from $88.8 million at December 31, 2021 to $84.6 million at March 31, 2022. The decrease was primarily due to a $7.8 million increase in unrealized mark to market losses due to an increase in market interest rates during the three months ended March 31, 2022. The decrease was partially offset by net securities purchases.

Net loans receivable increased during the three months ended March 31, 2022 as shown in the table below:

	At March 31,	At December 31,	Change
	2022	2021	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$160,052	$158,826	$1,226	0.8%
Home equity	48,410	48,071	339	0.7%
Commercial	297,004	266,525	30,479	11.4%
Construction - Commercial	25,462	21,824	3,638	16.7%
Total real estate loans	530,928	495,246	35,682	7.2%
Other Loans:
Commercial	20,993	23,216	(2,223)	(9.6)%
Consumer	1,309	1,317	(8)	(0.6)%
Total gross loans	553,230	519,779	33,451	6.4%
Allowance for loan losses	(6,500)	(6,118)	(382)	6.2%
Net deferred loan costs	3,556	3,545	11	0.3%
Loans receivable, net	$550,286	$517,206	$33,080	6.4%

(1)Includes one- to four-family construction loans.

The increase in loans receivable, net was primarily due to an increase in commercial real estate and commercial construction loans, partially offset by a decrease in commercial business loans. The Bank remains strategically focused on originating shorter duration, adjustable rate commercial real estate loans and commercial business loans to properly manage interest rate risk. During the three months ended March 31, 2022, $2.9 million of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans originated during 2021 or 2020 were forgiven. The outstanding balance of PPP loans was $1.7 million at March 31, 2022, as compared to $4.6 million at December 31, 2021. During the three months ended March 31, 2022, $61,000 of fee income related to PPP loan forgiveness was recorded as loan interest income on the consolidated statements of income.

Asset Quality. The following table presents information regarding activity in our allowance for loan losses and our asset quality ratios at or for the dates indicated:

	At or for the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of year	$6,118	$5,857
Provision for loan losses	400	150
Charge-offs:
Real estate loans:
Residential, one- to four-family	-	-
Home equity	-	-
Commercial	-	-
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	(20)	(6)
Total charge-offs	(20)	(6)
Recoveries:
Real estate loans:
Residential, one- to four-family	-	-
Home equity	1	-
Commercial	-	1
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	1	2
Total recoveries	2	3
Net charge-offs	(18)	(3)
Balance at end of period	$6,500	$6,004
Average loans outstanding	$518,761	$530,676
Allowance for loan losses as a percent of total net loans	1.18%	1.12%
Allowance for loan losses as a percent of non-performing loans	68.61%	203.94%
Ratio of net charge-offs to average loans outstanding by loan type(1):
Real estate loans:
Residential, one- to four-family	-%	-%
Home equity	0.01%	-%
Commercial	-%	-%
Construction – Commercial	-%	-%
Other loans:
Commercial	-%	-%
Consumer	(5.83)%	(1.24)%
Ratio of net charge-offs to average loans outstanding	(0.01)%	-%
(1) Annualized
	At March 31,	At December 31,
	2022	2021
Non-performing loans as a percent of total net loans:	1.72%	1.86%
Non-performing assets as a percent of total assets:	1.37%	1.37%

Total non-performing assets decreased by $79,000, or 0.8%, to $9.7 million at March 31, 2022 from $9.8 million at December 31, 2021, primarily due to a decrease in non-accrual loans.

Other assets increased $1.8 million, or 39.6%, to $6.2 million at March 31, 2022 from $4.4 million at December 31, 2021. The increase was primarily due to a $1.6 million increase in deferred tax receivables related to unrealized mark to market losses on the debt securities available for sale portfolio.

The table below shows changes in deposit balances by type of deposit account between March 31, 2022 and December 31, 2021:

			Change
	At March 31, 2022	At December 31, 2021	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$108,960	$110,676	$(1,716)	(1.6)%
Interest bearing	91,921	95,104	(3,183)	(3.3)%
Money market	184,101	175,886	8,215	4.7%
Savings	76,066	74,155	1,911	2.6%
Total core deposits	461,048	455,821	5,227	1.1%
Non-core Deposits
Time deposits	131,772	137,363	(5,591)	(4.1)%
Total deposits	$592,820	$593,184	$(364)	(0.1)%

The decrease in total deposits was primarily due to a decrease in time deposits, mostly offset by an increase in net core deposits. The decrease in time deposits was primarily due to a decrease in customer demand for these types of deposit products. The Company’s strategic focus continues to be centered on organic growth of low-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

Total stockholders’ equity decreased $5.3 million, or 6.0%, to $82.7 million at March 31, 2022 from $88.0 million at December 31, 2021. The decrease in stockholders’ equity was primarily attributed to a $6.1 million decrease in accumulated other comprehensive (loss) income as a result of the increase in market interest rates and $312,000 in dividends paid, partially offset by net income of $1.1 million during the first three months of 2022.

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

General. Net income was $1.1 million for the three months ended March 31, 2022, or $0.18 per diluted share, a decrease of $627,000, or 37.1%, compared to net income of $1.7 million, or $0.29 per diluted share, for the three months ended March 31, 2021. Net income for the three months ended March 31, 2022 reflected a $579,000 increase in non-interest expense, a $250,000 increase in provision for loans losses and an $88,000 decrease in non-interest income, which was partially offset by a $198,000 increase in net interest income and a $92,000 decrease in income tax expense when compared to the three months ended March 31, 2021.

Interest Income. Interest income decreased by $123,000, or 2.0%, to $5.9 million for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. Loan interest income decreased by $157,000, or 2.8%, to $5.4 million for the three months ended March 31, 2022 as compared to the prior year period primarily due to a decrease in the average balance of the loan portfolio of $11.9 million, or 2.2%, from $530.7 million for the three months ended March 31, 2021 to $518.8 million for the three months ended March 31, 2022. The decrease in the average balance of loans was primarily due to an increase in loan paydowns, which included PPP loan forgiveness. The average yield on loans was 4.18% for the three months ended March 31, 2022 as compared to 4.20% for the three months ended March 31, 2021.

Investment interest income increased $25,000, or 5.3%, to $499,000 for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a $10.5 million, or 13.3%, increase in the average balance of the investment portfolio from $79.1 million for the three months ended March 31, 2021 to $89.6 million for the three months ended March 31, 2022. The increase in the average balance was primarily due to securities purchases which largely consisted of municipal bond and mortgage backed securities, partially offset by securities paydowns and redemptions of callable municipal bonds. The increase in investment income was partially offset by a 17 basis points decrease in the average yield earned on the investment portfolio. The average yield was 2.40% for the three months ended March 31, 2021 as compared to 2.23% for the three months ended March 31, 2022. The decrease in the average yield was primarily the result of pay-downs in higher yielding securities since March 31, 2021.

Interest Expense. Interest expense decreased $321,000, or 40.8%, to $466,000 for the three months ended March 31, 2022 compared to $787,000 for the three months ended March 31, 2021 primarily due to a decrease in interest paid on deposits. Interest paid on deposits decreased by $280,000, or 44.7%, to $347,000 for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. The decrease in interest expense on deposits was primarily due to a 25 basis points decrease in the average interest rate paid on deposit accounts. The decrease was partially offset by an $11.8 million, or 2.5%, increase in average deposit balances for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The average balance of deposits for the three months ended March 31, 2022 was $478.7 million with an average rate of 0.29% compared to the average balance of deposits of $467.0 million and an average rate of 0.54% for the three months ended March 31, 2021. The increase in the average balance of interest-bearing deposits was due to an increase in core deposit accounts, partially offset by a decrease in time deposit accounts. The decrease in time deposits was primarily due to a decrease in customer demand for these types of deposit products.

Interest expense on long-term debt decreased by $39,000, or 27.3%, to $104,000 for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021 primarily due to a decrease in the average balance of advances from the FHLBNY. The average balance of advances from the FHLBNY for the three months ended March 31, 2022 was $22.0 million with an average rate of 1.90% compared to an average balance of $29.0 million and an average rate of 1.98% for the three months ended March 31, 2021. The decrease in average balance was due to the Company paying off maturing debt with excess cash on hand since March 31, 2021.

Provision for Loan Losses. A $400,000 provision to the allowance for loan losses was recorded during the three months ended March 31, 2022 compared to $150,000 for the three months ended March 31, 2021. The increase in provision for loan losses was primarily due to an increase in commercial real estate and construction – commercial loan balances when compared to the same period in 2021.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

During the three months ended March 31, 2022, the Company recorded a provision of $620,000 for commercial real estate and construction – commercial loans. This consisted of a $547,000 provision in general allowance due to an increase in commercial real estate and construction – commercial loans during the three months ended March 31, 2022, driven by organic loan growth in these loan categories. It also included a $73,000 increase in general allowance due to an increase in criticized and classified commercial real estate loans during the three months ended March 31, 2022. An $88,000 net credit provision was recorded for commercial business loans primarily due to a decrease in criticized and classified loans for this loan type. A $73,000 net provision was recorded for one-to four-family, home equity and consumer loans that primarily reflected adjustments to certain qualitative factors and an increase in classified loans for these loan types during the three months ended March 31, 2022. A $205,000 credit provision was recorded for the unallocated category of loan losses to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

During the three months ended March 31, 2021, the Company recorded a $148,000 net provision for commercial real estate and construction – commercial loans. This consisted of a $121,000 general allowance to reflect inherent losses within the portfolio due to organic growth during the 2021 period. It also included a $27,000 provision to reflect an increase in criticized and classified commercial real estate loans, which consists primarily of one loan relationship that is well-collateralized. An $89,000 net credit provision was recorded for commercial business loans which reflected a $62,000 credit allowance to account for a $600,000 decrease in criticized and classified commercial business loans. Furthermore, a $27,000 credit allowance to account for a decrease in outstanding commercial business loans, excluding PPP loans, during the three months ended March 31, 2021 was recorded. A $78,000 provision was recorded for one-to four-family, home equity and consumer loans that primarily reflected adjustments to certain qualitative factors for these loan types, which was partially offset by a decrease in classified loans for these loan types. A $13,000 unallocated provision was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

Refer to Note 5 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-Interest Income. Non-interest income decreased by $88,000, or 10.7%, to $732,000 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease was primarily due to a $169,000 decrease in gains on the sale of residential mortgage loans due to the impact of a rising interest rate environment, a lower volume of loans sold, and less income earned per loan at time of sale. The decrease in non-interest income was partially offset by a $97,000 increase in unrealized gains on interest rate swaps due to an increase in long-term interest rates during the three months ended March 31, 2022.

Non-Interest Expense. Non-interest expense increased by $579,000, or 14.7%, to $4.5 million for the three months ended March 31, 2022 as compared to $4.0 million for the three months ended March 31, 2021. Salary and employee benefits expense increased $306,000, or 14.6%, primarily due to a $285,000 decrease in deferred salaries associated with a decrease in the number of loans originated during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. The increase was also due to annual salary increases. Other expenses increased $217,000, or 71.9%, primarily due to one-time data security expense, as well as loan and foreclosure related expenses. Occupancy and equipment expense increased $76,000, or 11.2%, primarily due to an increase in maintenance contracts and equipment expenses related to the new core processing system conversion completed in the third quarter of 2021. Professional services increased $30,000, or 11.2%, primarily due to an increase in consulting costs. The increase in non-interest expense was partially offset by a $44,000, or 12.3%, decrease in data processing expenses due to lower processing costs associated with the core processing system.

Income Taxes Expense. Income tax expense was $207,000 for the three months ended March 31, 2022, a decrease of $92,000, or 30.8%, as compared to $299,000 for the three months ended March 31, 2021. The decrease in income tax expense was primarily due to a decrease in income before taxes, partially offset by an increase in the effective tax rate. The effective tax rate for the three months ended March 31, 2022 and 2021 was 16.3% and 15.0%, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions, and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of March 31, 2022, the maximum amount that we can borrow from the FHLBNY was $108.8 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-

family loans. At March 31, 2022, we had outstanding advances under this agreement of $22.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $10.6 million and a fair value of $9.9 million as of March 31, 2022. There were no balances outstanding with the Federal Reserve Bank at March 31, 2022. We have also established lines of credits with correspondent banks for $42.0 million, of which $40.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of March 31, 2022.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the three months ended March 31, 2022, we originated loans of approximately $56.6 million as compared to approximately $44.8 million of loans originated during the three months ended March 31, 2021. Loan originations exceeded principal repayments and other deductions during the first three months of 2022 by $33.7 million. Purchases of investment securities totaled $6.2 million and $2.5 million during the three months ended March 31, 2022 and 2021, respectively. These activities were funded primarily through deposit growth, principal payments received on loans and securities, borrowings and cash reserves.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $592.8 million at March 31, 2022, as compared to $593.2 million at December 31, 2021. Approximately $67.2 million of time deposit accounts are scheduled to mature within one year as of March 31, 2022. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

Capital

Federal regulations require a federal savings bank to meet certain capital standards, as discussed in the “Supervision and Regulation - Federal Banking Regulation – Capital Requirements” section included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022, the Bank was considered a “qualifying community bank” and its Community Bank Leverage Ratio was 12.14% so it was deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.

Off-Balance Sheet Arrangements

Other than loan commitments and two interest rate swap agreements that are not designated as hedging instruments, as previously noted, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 7 in the Notes to our Consolidated Financial Statements for a summary of loan commitments outstanding as of March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Disclosure is not required as the Company is a smaller reporting company.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended March 31, 2022:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

January 1 through January 31, 2022	-	$-	-	36,327
February 1 through February 28, 2022	-	-	-	36,327
March 1 through March 31, 2022	-	-	-	36,327
Total	-	$-	-	36,327

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

LAKE SHORE BANCORP, INC.
(Registrant)

May 13, 2022	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2022	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial Officer)

May 13, 2022	By:	/s/ Steven W. Schiavone
Steven W. Schiavone
Controller
(Principal Accounting Officer)