Form 10-Q
period 2022-06-30
LAKE SHORE BANCORP, INC.
filed 2022-08-15
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,707,587 shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 10, 2022.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2022	2021
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$9,633	$37,533
Interest earning deposits	17,523	30,052
Cash and Cash Equivalents	27,156	67,585
Securities	77,540	88,816
Federal Home Loan Bank stock, at cost	1,763	1,606
Loans receivable, net of allowance for loan losses 2022 $6,747; 2021 $6,118	547,200	517,206
Premises and equipment, net	8,479	8,736
Accrued interest receivable	2,379	2,483
Bank owned life insurance	23,073	22,877
Other assets	6,905	4,430
Total Assets	$694,495	$713,739
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$470,121	$482,508
Non-interest bearing	108,147	110,676
Total Deposits	578,268	593,184
Long-term debt	24,950	21,950
Advances from borrowers for taxes and insurance	3,320	3,198
Other liabilities	7,343	7,431
Total Liabilities	613,881	625,763
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,710,779 shares outstanding at June 30, 2022 and 6,836,514 shares issued and 5,692,410 shares outstanding at December 31, 2021	68	68
Additional paid-in capital	31,410	31,350
Treasury stock, at cost (1,125,735 shares at June 30, 2022 and 1,144,104 shares at December 31, 2021)	(13,519)	(13,660)
Unearned shares held by ESOP	(1,151)	(1,194)
Unearned shares held by compensation plans	(312)	(157)
Retained earnings	72,711	70,591
Accumulated other comprehensive (loss) income	(8,593)	978
Total Stockholders' Equity	80,614	87,976
Total Liabilities and Stockholders' Equity	$694,495	$713,739

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$5,869	$5,700	$11,289	$11,277
Investment securities, taxable	211	181	400	362
Investment securities, tax-exempt	316	280	626	573
Other	35	8	50	14
Total Interest Income	6,431	6,169	12,365	12,226
Interest Expense
Deposits	329	583	676	1,210
Long-term debt	109	139	213	282
Other	15	16	30	33
Total Interest Expense	453	738	919	1,525
Net Interest Income	5,978	5,431	11,446	10,701
Provision for Loan Losses	100	500	500	650
Net Interest Income after Provision for Loan Losses	5,878	4,931	10,946	10,051
Non-Interest Income
Service charges and fees	315	270	557	500
Debit card fees	225	230	425	432
Earnings on bank owned life insurance	98	104	196	209
Unrealized loss on equity securities	(8)	(14)	(9)	(20)
Unrealized gain on interest rate swap	70	10	253	96
Recovery on previously impaired investment securities	4	11	10	32
Net (loss) gain on sale of loans	(6)	52	(18)	209
Other	22	20	38	45
Total Non-Interest Income	720	683	1,452	1,503
Non-Interest Expense
Salaries and employee benefits	2,460	2,243	4,867	4,344
Occupancy and equipment	778	658	1,535	1,340
Data processing	376	374	691	733
Professional services	335	480	634	749
Advertising	123	180	259	313
Postage and supplies	60	77	114	140
FDIC insurance	47	43	92	87
Other	398	340	917	642
Total Non-Interest Expense	4,577	4,395	9,109	8,348
Income before Income Taxes	2,021	1,219	3,289	3,206
Income Tax Expense	337	226	544	525
Net Income	$1,684	$993	$2,745	$2,681
Basic and diluted earnings per common share	$0.29	$0.17	$0.47	$0.45
Dividends declared per share	$0.16	$0.13	$0.32	$0.26

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended June 30,
	2022	2021
	(Unaudited)
	(Dollars in thousands)
Net Income	$1,684	$993
Other Comprehensive (Loss) Income, net of tax benefit (expense):
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense)	(3,434)	219
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(3)	(8)
Total Other Comprehensive (Loss) Income	(3,437)	211
Total Comprehensive (Loss) Income	$(1,753)	$1,204

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
	(Dollars in thousands)
Net Income	$2,745	$2,681
Other Comprehensive Loss, net of tax benefit:
Unrealized holding losses on securities, net of tax benefit	(9,563)	(567)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(8)	(25)
Total Other Comprehensive Loss	(9,571)	(592)
Total Comprehensive (Loss) Income	$(6,826)	$2,089

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, and June 30, 2021 and 2022 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2021	$68	$31,201	$(11,584)	$(1,279)	$(118)	$65,488	$2,148	$85,924
Net income	-	-	-	-	-	1,688	-	1,688
Other comprehensive loss, net of tax benefit of $213	-	-	-	-	-	-	(803)	(803)
ESOP shares earned (1,984 shares)	-	8	-	21	-	-	-	29
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (20,958 shares)	-	-	196	-	(196)	-	-	-
Compensation plan shares forfeited (1,392 shares)	-	-	(13)	-	13	-	-	-
Compensation plan shares earned (2,057 shares)	-	10	-	-	21	-	-	31
Purchase of treasury stock, at cost (43,834 shares)	-	-	(652)	-	-	-	-	(652)
Cash dividends declared ($0.13 per share)	-	-	-	-	-	(268)	-	(268)
Balance - March 31, 2021	$68	$31,230	$(12,053)	$(1,258)	$(280)	$66,908	$1,345	$85,960

Balance - April 1, 2021	$68	$31,230	$(12,053)	$(1,258)	$(280)	$66,908	$1,345	$85,960
Net income	-	-	-	-	-	993	-	993
Other comprehensive income, net of tax expense of $55	-	-	-	-	-	-	211	211
ESOP shares earned (1,984 shares)	-	8	-	22	-	-	-	30
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares earned (4,375 shares)	-	24	-	-	42	-	-	66
Purchase of treasury stock, at cost (36,094 shares)	-	-	(547)	-	-	-	-	(547)
Cash dividends declared ($0.13 per share)	-	-	-	-	-	(280)	-	(280)
Balance - June 30, 2021	$68	$31,273	$(12,600)	$(1,236)	$(238)	$67,621	$1,556	$86,444

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	(Loss) Income	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2022	$68	$31,350	$(13,660)	$(1,194)	$(157)	$70,591	$978	$87,976
Net income	-	-	-	-	-	1,061	-	1,061
Other comprehensive loss, net of tax benefit of $1,630	-	-	-	-	-	-	(6,134)	(6,134)
ESOP shares earned (1,984 shares)	-	8	-	22	-	-	-	30
Compensation plan shares granted (27,132 shares)	-	-	255	-	(255)	-	-	-
Compensation plan shares earned (2,749 shares)	-	16	-	-	26	-	-	42
Cash dividends declared ($0.16 per share)	-	-	-	-	-	(312)	-	(312)
Balance - March 31, 2022	$68	$31,374	$(13,405)	$(1,172)	$(386)	$71,340	$(5,156)	$82,663

Balance - April 1, 2022	$68	$31,374	$(13,405)	$(1,172)	$(386)	$71,340	$(5,156)	$82,663
Net income	-	-	-	-	-	1,684	-	1,684
Other comprehensive loss, net of tax benefit of $914	-	-	-	-	-	-	(3,437)	(3,437)
ESOP shares earned (1,984 shares)	-	7	-	21	-	-	-	28
Compensation plan shares forfeited (3,062 shares)	-	-	(29)	-	29	-	-	-
Compensation plan shares earned (4,942 shares)	-	29	-	-	45	-	-	74
Purchase of treasury stock, at cost (5,701 shares)	-	-	(85)	-	-	-	-	(85)
Cash dividends declared ($0.16 per share)	-	-	-	-	-	(313)	-	(313)
Balance - June 30, 2022	$68	$31,410	$(13,519)	$(1,151)	$(312)	$72,711	$(8,593)	$80,614

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,745	$2,681
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	55	75
Net amortization of deferred loan costs	147	232
Provision for loan losses	500	650
Recovery on previously impaired investment securities	(10)	(32)
Unrealized loss on equity securities	9	20
Unrealized gain on interest rate swap	(253)	(96)
Originations of loans held for sale	(1,309)	(6,580)
Proceeds from sales of loans held for sale	1,291	6,789
Loss (gain) on sale of loans held for sale	18	(209)
Depreciation and amortization	449	430
Increase in bank owned life insurance, net	(196)	(209)
ESOP shares committed to be released	58	59
Stock based compensation expense	116	119
Decrease in accrued interest receivable	104	125
Decrease (increase) in other assets	406	(76)
Writedowns of foreclosed real estate	1	7
Decrease in other liabilities	(28)	(429)
Net Cash Provided by Operating Activities	4,103	3,556
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Maturities, prepayments and calls	5,248	10,109
Purchases	(6,141)	(9,218)
Purchases of Federal Home Loan Bank Stock	(157)	(54)
Redemptions of Federal Home Loan Bank Stock	-	128
Loan origination and principal collections, net	(30,822)	(23,245)
Proceeds from sale of foreclosed real estate	36	55
Additions to premises and equipment	(192)	(286)
Net Cash Used in Investing Activities	(32,028)	(22,511)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(14,916)	26,224
Net decrease in advances from borrowers for taxes and insurance	122	104
Proceeds from issuance of long-term debt	5,000	-
Repayment of long-term debt	(2,000)	(2,800)
Purchase of treasury stock	(85)	(1,199)
Cash dividends paid	(625)	(548)
Net Cash (Used in) Provided by Financing Activities	(12,504)	21,781
Net (Decrease) Increase in Cash and Cash Equivalents	(40,429)	2,826
CASH AND CASH EQUIVALENTS - BEGINNING	67,585	42,975
CASH AND CASH EQUIVALENTS - ENDING	$27,156	$45,801
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$925	$1,532
Income taxes paid	$275	$825
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$181	$97
Securities purchased and not settled	$-	$900

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

The interim consolidated financial statements included herein as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated statement of financial condition at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The consolidated statements of income for the three and six months ended June 30, 2022 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2022.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of June 30, 2022 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

As reported during prior periods, at the onset of the pandemic the Bank became a participating lender in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) to assist small businesses in our market areas that were impacted by the pandemic. As of June 30, 2022, all of the PPP loans that we originated as of December 31, 2021 have been forgiven by the SBA. There are no CARES Act modifications outstanding as of June 30, 2022.

The Company continues to evaluate the risks presented by the ongoing pandemic, along with the impact of the federal and state regulations that have been enacted due to the pandemic, as these events may have a material adverse impact on the Company’s future results, operations, financial position, capital and liquidity. At this time the Company cannot quantify the potential impact of the ongoing pandemic on future operations.

Note 4 – Investment Securities

The amortized cost and fair value of securities are as follows:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,008	$-	$(86)	$1,922
Municipal bonds	50,749	32	(7,752)	43,029
Mortgage-backed securities:
Collateralized mortgage obligations-private label	13	-	(1)	12
Collateralized mortgage obligations-government sponsored entities	15,065	9	(977)	14,097
Government National Mortgage Association	64	1	-	65
Federal National Mortgage Association	13,890	8	(1,428)	12,470
Federal Home Loan Mortgage Corporation	6,612	4	(788)	5,828
Asset-backed securities-private label	-	101	-	101
Asset-backed securities-government sponsored entities	6	-	-	6
Total Debt Securities Available for Sale	$88,407	$155	$(11,032)	$77,530
Equity Securities	22	-	(12)	10
Total Securities	$88,429	$155	$(11,044)	$77,540

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,009	$204	$-	$2,213
Municipal bonds	49,812	1,085	(141)	50,756
Mortgage-backed securities:
Collateralized mortgage obligations-private label	14	1	-	15
Collateralized mortgage obligations-government sponsored entities	17,798	209	(193)	17,814
Government National Mortgage Association	76	7	-	83
Federal National Mortgage Association	10,773	53	(66)	10,760
Federal Home Loan Mortgage Corporation	7,068	87	(119)	7,036
Asset-backed securities-private label	-	110	-	110
Asset-backed securities-government sponsored entities	9	1	-	10
Total Debt Securities Available for Sale	$87,559	$1,757	$(519)	$88,797
Equity Securities	22	-	(3)	19
Total Securities	$87,581	$1,757	$(522)	$88,816

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At June 30, 2022 and December 31, 2021, 31 and 29 municipal bonds with a cost of $12.1 million and $10.6 million and fair value of $10.6 million and $11.0 million, respectively, were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. In addition, at June 30, 2022 and December 31, 2021, 21 and 20 municipal bonds with a cost of $6.3 million and $6.0 million and fair value of $5.5 million and $6.2 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
June 30, 2022
U.S. Government Agencies	$1,922	$(86)	$-	$-	$1,922	$(86)
Municipal bonds	32,442	(7,130)	2,669	(622)	35,111	(7,752)
Mortgage-backed securities	25,321	(2,475)	3,837	(719)	29,158	(3,194)
	$59,685	$(9,691)	$6,506	$(1,341)	$66,191	$(11,032)

December 31, 2021
Municipal bonds	$9,601	(120)	$857	$(21)	$10,458	$(141)
Mortgage-backed securities	21,141	(211)	3,083	(167)	24,224	(378)
	$30,742	$(331)	$3,940	$(188)	$34,682	$(519)

The Company reviews all investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly.

At June 30, 2022, the Company’s investment portfolio included 172 securities in the “unrealized losses less than twelve months” category and 12 securities in the “unrealized losses twelve months or more” category. Management has the intent and ability to hold these securities until maturity. Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive loss, net of tax benefit on the Company’s consolidated statements of stockholders’ equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Beginning balance	$162	$221
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(10)	(32)
Ending balance	$152	$189

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the six months ended June 30, 2022 and 2021, the Company did not sell any debt securities.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
June 30, 2022:
Less than one year	$415	$416
After one year through five years	5,071	4,954
After five years through ten years	10,320	9,636
After ten years	36,951	29,945
Mortgage-backed securities	35,644	32,472
Asset-backed securities	6	107
	$88,407	$77,530

Equity Securities

At June 30, 2022 and December 31, 2021, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended June 30, 2022 and 2021, the Company recognized an unrealized loss of $8,000 and $14,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. During the six months ended June 30, 2022 and 2021, the Company recognized an unrealized loss of $9,000 and $20,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no sales of equity securities during the six months ended June 30, 2022 and 2021.

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

The following tables summarize the activity in the allowance for loan losses for the three and six months ended June 30, 2022 and 2021 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of June 30, 2022 and December 31, 2021:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2022
Allowance for Loan Losses:
Balance – April 1, 2022	$382	$271	$4,937	$420	$443	$28	$19	$6,500
Charge-offs	-	-	(4)	-	-	(21)	-	(25)
Recoveries	17	-	154	-	-	1	-	172
Provision (credit)	50	59	(179)	(47)	36	16	165	100
Balance – June 30, 2022	$449	$330	$4,908	$373	$479	$24	$184	$6,747

Balance – January 1, 2022	$383	$211	$4,377	$360	$531	$32	$224	$6,118
Charge-offs	-	-	(4)	-	-	(41)	-	(45)
Recoveries	17	1	154	-	-	2	-	174
Provision (credit)	49	118	381	13	(52)	31	(40)	500
Balance – June 30, 2022	$449	$330	$4,908	$373	$479	$24	$184	$6,747
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$449	$330	$4,908	$373	$479	$24	$184	$6,747

Gross Loans Receivable (1):
Ending balance	$164,006	$49,931	$288,975	$22,615	$23,358	$1,333	$-	$550,218
Ending balance: individually evaluated for impairment	$252	$23	$-	$-	$-	$-	$-	$275
Ending balance: collectively evaluated for impairment	$163,754	$49,908	$288,975	$22,615	$23,358	$1,333	$-	$549,943

(1) Gross Loans Receivable does not include allowance for loan losses of $(6,747) or deferred loan costs of $3,729.

(2) Includes one- to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total

	(Dollars in thousands)
June 30, 2021
Allowance for Loan Losses:
Balance – April 1, 2021	$375	$220	$4,158	$477	$587	$24	$163	$6,004
Charge-offs	(12)	-	(3)	-	-	(2)	-	(17)
Recoveries	-	-	1	-	-	3	-	4
Provision (credit)	(38)	(51)	644	18	(26)	10	(57)	500
Balance – June 30, 2021	$325	$169	$4,800	$495	$561	$35	$106	$6,491

Balance – January 1, 2021	$346	$172	$4,052	$434	$676	$27	$150	$5,857
Charge-offs	(12)	-	(3)	-	-	(8)	-	(23)
Recoveries	-	-	2	-	-	5	-	7
Provision (credit)	(9)	(3)	749	61	(115)	11	(44)	650
Balance – June 30, 2021	$325	$169	$4,800	$495	$561	$35	$106	$6,491

(1) Includes one– to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2021
Allowance for Loan Losses:
Balance – December 31, 2021	$383	$211	$4,377	$360	$531	$32	$224	$6,118
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$383	$211	$4,377	$360	$531	$32	$224	$6,118

Gross Loans Receivable (1):
Ending Balance	$158,826	$48,071	$266,525	$21,824	$23,216	$1,317	$-	$519,779
Ending balance: individually evaluated for impairment	$261	$24	$7,002	$-	$-	$-	$-	$7,287
Ending balance: collectively evaluated for impairment	$158,565	$48,047	$259,523	$21,824	$23,216	$1,317	$-	$512,492

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Six Months Ended
	At June 30, 2022			June 30, 2022
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$252	$252	$-	$257	$7
Home equity	23	23	-	23	-
Commercial real estate(1)	-	-	-	4,921	-
Total impaired loans with no related allowance	275	275	-	5,201	7

(1)Average Commercial Real Estate loans consisted of one loan which was paid off during the six months ended June 30, 2022.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
				For the Year Ended
	At December 31, 2021			December 31, 2021
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$261	$261	$-	$269	$13
Home equity	24	24	-	25	1
Commercial real estate	7,002	7,002	-	8,786	219
Total impaired loans	7,287	7,287	-	9,080	233

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
June 30, 2022:
Real Estate Loans:
Residential, one- to four-family(1)	$448	$233	$1,656	$2,337	$161,669	$164,006	$2,035
Home equity	239	195	589	1,023	48,908	49,931	569
Commercial(2)	-	-	-	-	288,975	288,975	-
Construction - commercial	-	-	-	-	22,615	22,615	-
Other Loans:
Commercial(3)	-	-	-	-	23,358	23,358	-
Consumer	14	5	-	19	1,314	1,333	10
Total	$701	$433	$2,245	$3,379	$546,839	$550,218	$2,614

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2021:
Real Estate Loans:
Residential, one- to four-family(1)	$373	$758	$1,096	$2,227	$156,599	$158,826	$1,878
Home equity	265	146	532	943	47,128	48,071	636
Commercial(2)	-	-	-	-	266,525	266,525	7,002
Construction - commercial	-	-	-	-	21,824	21,824	-
Other Loans:
Commercial(3)	-	-	-	-	23,216	23,216	-
Consumer	7	7	5	19	1,298	1,317	5
Total	$645	$911	$1,633	$3,189	$516,590	$519,779	$9,521

(1)Includes one- to four-family construction loans.

(2)Commercial Real Estate loans on non-accrual consists of one loan which was moved to non-accrual status during the year ended December 31, 2021. This loan was paid off during the six months ended June 30, 2022.

(3) Includes $4.6 million of Paycheck Protection Program (“PPP”) loans at December 31, 2021, which do not require payments for a certain amount of time under the CARES Act and are 100% guaranteed by SBA. All PPP loans were forgiven as of June 30, 2022.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of June 30, 2022 and December 31, 2021:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
June 30, 2022
Real Estate Loans:
Residential, one- to four-family(1)	$161,775	$-	$2,231	$-	$-	$164,006
Home equity	48,886	-	1,045	-	-	49,931
Commercial(2)	282,026	5,876	1,073	-	-	288,975
Construction - commercial	22,615	-	-	-	-	22,615
Other Loans:
Commercial(3)	19,626	1,211	2,521	-	-	23,358
Consumer	1,323	-	6	-	4	1,333
Total	$536,251	$7,087	$6,876	$-	$4	$550,218

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2021
Real Estate Loans:
Residential, one- to four-family(1)	$156,931	$-	$1,895	$-	$-	$158,826
Home equity	47,167	-	904	-	-	48,071
Commercial(2)	252,391	6,682	7,452	-	-	266,525
Construction - commercial	21,824	-	-	-	-	21,824
Other Loans:
Commercial(3)	18,076	1,742	3,398	-	-	23,216
Consumer	1,308	-	4	-	5	1,317
Total	$497,697	$8,424	$13,653	$-	$5	$519,779

(1)Includes one- to four-family construction loans.

(2)The Substandard classification category for Commercial Real Estate loans includes one $7.0 million loan relationship that was deemed to be impaired during the year ended December 31, 2021. This loan was paid off during the six months ended June 30, 2022.

(3) The Pass/Performing category for Commercial Loans includes $4.6 million of PPP loans at December 31, 2021, which do not require payments for a certain amount of time under the CARES Act and are 100% guaranteed by SBA. All PPP loans were forgiven as of June 30, 2022.

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At June 30, 2022
Real Estate Loans:
Residential, one- to four-family	7	$252	1	$8	6	$244	-	$-
Home equity	2	23	1	14	1	9	-	-
Total	9	$275	2	$22	7	$253	-	$-

At December 31, 2021
Real Estate Loans:
Residential, one- to four-family	7	$261	1	$11	6	$250	-	$-
Home equity	2	24	1	15	1	9	1	15
Commercial(1)	1	7,002	1	7,002	-	-	-	-
Total	10	$7,287	3	$7,028	7	$259	1	$15

(1)Commercial Real Estate loans consisted of one loan which was paid off during the six months ended June 30, 2022.

No additional loan commitments were outstanding to these borrowers at June 30, 2022 and December 31, 2021.

The following table details the activity in loans which were first deemed to be TDRs during the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30, 2022			For The Three Months Ended June 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	-	$-	$-	1	$38	$38
Home equity	-	-	-	1	10	10
Total	-	$-	$-	2	$48	$48

	For the Six Months June 30, 2022			For the Six Months June 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	-	$-	$-	1	$38	$38
Home equity	-	-	-	1	10	10
Total	-	$-	$-	2	$48	$48

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $269,000 and $123,000 at June 30, 2022 and December 31, 2021, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.7 million at June 30, 2022 and December 31, 2021.

Note 6 – Earnings per Share

Earnings per share was calculated for the three and six months ended June 30, 2022 and 2021, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2022	2021
Numerator – net income	$1,684,000	$993,000
Denominator:
Basic weighted average shares outstanding	5,903,048	5,919,204
Increase in weighted average shares outstanding due to:
Stock options	1,702	3,237
Diluted weighted average shares outstanding	5,904,750	5,922,441

Earnings per share:
Basic	$0.29	$0.17
Diluted	$0.29	$0.17

	Six Months Ended June 30,
	2022	2021
Numerator – net income	$2,745,000	$2,681,000
Denominator:
Basic weighted average shares outstanding	5,867,805	5,916,175
Increase in weighted average shares outstanding due to:
Stock options	3,088	2,097
Diluted weighted average shares outstanding	5,870,893	5,918,272

Earnings per share:
Basic	$0.47	$0.45
Diluted	$0.47	$0.45

Note 7 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. There were no loss reserves associated with these commitments at June 30, 2022 and December 31, 2021. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	June 30,	December 31,
	2022	2021
	(Dollars in thousands)

Commitments to grant loans	$41,504	$61,234
Unfunded commitments under lines of credit	76,288	73,387

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

Note 8 – Stock-based Compensation

As of June 30, 2022, the Company had three active stock-based compensation plans and one expired stock based compensation plan, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $102,000 and $107,000 for the three months ended June 30, 2022 and 2021, respectively. The compensation cost that has been recorded for the six months ended June 30, 2022 and 2021 was $174,000 and $178,000, respectively.

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

A summary of the status of the Stock Option Plan during the six months ended June 30, 2022 and 2021 is presented below:

:

	2022			2021
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	64,548	$14.38		64,548	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Outstanding at end of period	64,548	$14.38	4.3 years	64,548	$14.38	5.3 years

Options exercisable at end of period	64,548	$14.38	4.3 years	51,636	$14.38	5.3 years

Fair value of options granted	-	$-		-	$-

At June 30, 2022, stock options had no intrinsic value and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the three and six months ended June 30, 2022 and 2021. At June 30, 2022, all compensation cost related to the Stock Option Plan has been recognized in prior periods. Compensation expense related to the Stock Option Plan amounted to $8,000 for the three month period ended June 30, 2021. Compensation expense related to the Stock Option Plan for the six month period ended June 30, 2021 was $17,000.

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

As of June 30, 2022, all 119,025 shares in the plan have vested and been distributed to eligible participants under the RRP. At June 30, 2022, all compensation cost related to the RRP has been recognized in prior periods. Compensation expense amounted to $6,000 for the three months ended June 30, 2021 and $12,000 for the six months ended June 30, 2021.

A summary of the status of unvested shares under the RRP for the six months ended June 30, 2021 is as follows:

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

The Board of Directors granted restricted stock awards under the EIP during the six months ended June 30, 2022 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

March 17, 2022	4,577	100% on December 9, 2022	$15.00	Non-employee directors
March 30, 2022	22,555	100% on March 31, 2025 if three year performance metric is achieved	$14.96	Employees

A summary of the status of unvested restricted stock awards under the EIP for the six months ended June 30, 2022 and 2021 is as follows:

	At June 30, 2022	Weighted Average Grant Price (per Share)	At June 30, 2021	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	29,495	$15.24	14,986	$15.39
Granted	27,132	14.97	20,958	15.22
Forfeited	(3,062)	15.07	(1,392)	15.26
Unvested shares outstanding at end of period	53,565	$15.11	34,552	$15.29

As of June 30, 2022, there were 93,741 shares of restricted stock that vested or were distributed to eligible participants under the EIP. Compensation expense related to unvested restricted stock awards under the EIP amounted to $74,000 and $60,000 for the three months ended June 30, 2022 and 2021, respectively. Compensation expense related to unvested restricted stock awards under the EIP amounted to $116,000 and $85,000 for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, $498,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 33 months.

A summary of the status of stock options under the EIP for the six months ended June 30, 2022 and 2021 is presented below:

	2022			2021
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	4.3 years	20,000	$14.38	5.3 years

Options exercisable at end of period	20,000	$14.38	4.3 years	15,998	$14.38	5.3 years

Fair value of options granted	-	-		-	-

At June 30, 2022, stock options had no intrinsic value and there were no remaining options available for grant under the EIP. There were no stock options exercised during the three and six months ended June 30, 2022 and 2021. At June 30, 2022, all compensation cost related to the stock options granted under the EIP has been recognized in prior periods. Compensation expense related to stock options outstanding under the EIP amounted to $3,000 for the three months ended June 30, 2021 and $5,000 for the six months ended June 30, 2021.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of June 30, 2022, the balance of the loan to the ESOP was $1.4 million and the fair value of unallocated shares was $1.5 million. As of June 30, 2022, there were 80,403 allocated shares and 111,089 unallocated shares compared to 81,719 allocated shares and 119,024 unallocated shares at June 30, 2021. The ESOP compensation expense was $28,000 for the three months ended June 30, 2022 and $30,000 for the three months ended June 30, 2021 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $58,000 for the six months ended June 30, 2022 and $59,000 for the six months ended June 30, 2021 based on 3,968 shares earned in each of those six month periods.

Note 9 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2022 and December 31, 2021 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

The Company’s consolidated statements of financial condition contain investment securities and derivative instruments that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2022 and December 31, 2021 were as follows:

	Fair Value Measurements at June 30, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$1,922	$-	$1,922	$-
Municipal bonds	43,029	-	43,029	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	12	-	12	-
Collateralized mortgage obligations-government sponsored entities	14,097	-	14,097	-
Government National Mortgage Association	65	-	65	-
Federal National Mortgage Association	12,470	-	12,470	-
Federal Home Loan Mortgage Corporation	5,828	-	5,828	-
Asset-backed securities:
Private label	101	-	101	-
Government sponsored entities	6	-	6	-
Total Debt Securities Available for Sale	$77,530	$-	$77,530	$-
Equity securities	10	10	-	-
Total Securities	$77,540	$10	$77,530	$-
Interest Rate Swap(1)	$194	$-	$194	$-

(1)Included in Other Assets on the consolidated statements of financial condition.

	Fair Value Measurements at December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

For assets measured at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021, the fair value measurements by level within the fair value hierarchy were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At June 30, 2022
Mortgage servicing rights	$219	$-	$-	$219

At December 31, 2021
Foreclosed real estate	$35	$-	$-	$35
Mortgage servicing rights	220	-	-	220

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At June 30, 2022
Mortgage servicing rights	$219	Discounted Cash Flow Model (1)	Discount Rate	10.00%	10.00%
			Servicing Fees	0.25%	0.25%
			Servicing Costs	0.15%	0.15%
			Estimated Life of Loans	5.5-7.3 years	5.5 years

At December 31, 2021
Foreclosed real estate	$35	Market valuation of property (2)	Direct Disposal Costs (3)	7.00%	7.00%
Mortgage servicing rights	220	Discounted Cash Flow Model (1)	Discount Rate	10.00%	10.00%
			Servicing Fees	0.25%	0.25%
			Servicing Costs	0.15%	0.15%
			Estimated Life of Loans	5.9 years	5.9 years

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

At December 31, 2021, foreclosed real estate valued using Level 3 inputs had a carrying amount of $73,000 and valuation allowance of $38,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at June 30, 2022
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$27,156	$27,156	$27,156	$-	$-
Securities	77,540	77,540	10	77,530	-
Federal Home Loan Bank stock	1,763	1,763	-	1,763	-
Loans receivable, net	547,200	522,792	-	-	522,792
Accrued interest receivable	2,379	2,379	-	2,379	-
Interest rate swap	194	194	-	194	-
Mortgage servicing rights	219	219	-	-	219
Financial liabilities:
Deposits	578,268	579,437	-	579,437	-
Long-term debt	24,950	23,869	-	23,869	-
Accrued interest payable	49	49	-	49	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2021
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$67,585	$67,585	$67,585	$-	$-
Securities	88,816	88,816	19	88,797	-
Federal Home Loan Bank stock	1,606	1,606	-	1,606	-
Loans receivable, net	517,206	504,018	-	-	504,018
Accrued interest receivable	2,483	2,483	-	2,483	-
Mortgage servicing rights	220	220	-	-	220
Financial liabilities:
Deposits	593,184	596,273	-	596,273	-
Long-term debt	21,950	22,073	-	22,073	-
Accrued interest payable	55	55	-	55	-
Interest rate swap	60	60	-	60	-
Off-balance-sheet financial instruments	-	-	-	-	-

Note 10 – Treasury Stock

During the three and six months ended June 30, 2022, the Company repurchased 5,701 shares of common stock at an average cost of $14.91 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of June 30, 2022, there were 30,626 shares remaining to be repurchased under the existing stock repurchase program. During the six months ended June 30, 2022, the Company transferred 27,132 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the six months ended June 30, 2022, there were 3,062 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to forfeitures.

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

Note 11 – Other Comprehensive (Loss) Income

In addition to presenting the consolidated statements of comprehensive (loss) income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive (loss) income for the periods presented:

	For the Three Months Ended June 30, 2022			For The Three Months Ended June 30, 2021
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized (losses) gains on securities available for sale:
Net unrealized (losses) gains arising during the period	$(4,347)	$913	$(3,434)	$277	$(58)	$219
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(4)	1	(3)	(11)	3	(8)
Total Other Comprehensive (Loss) Income	$(4,351)	$914	$(3,437)	$266	$(55)	$211

	For the Six Months Ended June 30, 2022			For The Six Months Ended June 30, 2021
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(12,105)	$2,542	$(9,563)	$(718)	$151	$(567)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(10)	2	(8)	(32)	7	(25)
Total Other Comprehensive Loss	$(12,115)	$2,544	$(9,571)	$(750)	$158	$(592)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive (loss) income for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive (Loss) Income		Affected Line Item
Comprehensive (Loss) Gain	for the three months ended June 30,		on the Consolidated
Components	2022	2021	Statements of Income
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Recovery on previously impaired investment securities	$(4)	$(11)	Recovery on previously impaired investment securities
Provision for income tax expense	1	3	Income Tax Expense
Total reclassification for the period	$(3)	$(8)	Net Income

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the six months ended June 30,		on the Consolidated
Components	2022	2021	Statements of Income
	(Dollars in thousands)
Net unrealized losses on securities available sale:
Recovery on previously impaired investment securities	$(10)	$(32)	Recovery on previously impaired investment securities
Provision for income tax expense	2	7	Income Tax Expense
Total reclassification for the period	$(8)	$(25)	Net Income

Note 12 – Subsequent Events

On July 20, 2022, the Board of Directors declared a quarterly cash dividend of $0.18 per share on the Company’s common stock, payable on August 19, 2022 to shareholders of record as of August 2, 2022. Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 63.7% of the Company’s total outstanding stock, has elected to waive receipt of the dividend on its shares. On March 10, 2022, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 9, 2023, aggregating up to $0.68 per share. The MHC waived $582,000 and $1.2 million of dividends during the three and six months ended June 30, 2022, respectively. Cumulatively the MHC has waived approximately $17.3 million of cash dividends as of June 30, 2022. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, Part II, Item 1A of this Quarterly Report on Form 10-Q and the following:

•risks from data loss or other security breaches, including a breach of our operational or security systems, policies, or procedures, including cyber-attacks on us or on our third party vendors or service providers;

•risks relating to the COVID-19 pandemic;

•compliance with the Bank’s Formal Agreement with the Office of the Comptroller of the Currency;

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2022 compared to the consolidated financial condition as of December 31, 2021 and the consolidated results of operations for the three and six months ended June 30, 2022 and 2021.

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

Recent Events

As previously reported on a Current Report on Form 8-K filed on July 19, 2022 with the SEC, the Bank, and the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary federal regulator, entered into a formal written agreement (the “Agreement”) effective as of July 13, 2022 relating to information technology, security and automated clearing house program deficiencies. Management and the Bank’s Board of Directors are committed to promptly addressing the action items included in the Agreement.

Refer to Part II, Item 1A of this Quarterly Report on Form 10-Q for additional details related to the Agreement.

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

Average Balances, Interest and Average Yields. The following tables set forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $58,000 and $159,000 for the three month periods ended June 30, 2022 and 2021, respectively. The net amortization of deferred loan fees and costs were

$147,000 and $232,000 for the six month periods ended June 30, 2022 and 2021, respectively. Interest income on securities does not include a tax equivalent adjustment for tax exempt securities.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2022			June 30, 2021
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$19,420	$35	0.72%	$44,708	$8	0.07%
Securities(1)	83,206	527	2.53%	76,804	461	2.40%
Loans, including fees	542,027	5,869	4.33%	541,142	5,700	4.21%
Total interest-earning assets	644,653	6,431	3.99%	662,654	6,169	3.72%
Other assets	48,985			46,321
Total assets	$693,638			$708,975

Interest-bearing liabilities
Demand & NOW accounts	$89,053	$20	0.09%	$83,021	$19	0.09%
Money market accounts	176,359	94	0.21%	164,111	85	0.21%
Savings accounts	77,936	10	0.05%	72,373	9	0.05%
Time deposits	131,317	205	0.62%	155,120	470	1.21%
Borrowed funds & other interest-bearing liabilities	22,811	124	2.17%	28,670	155	2.16%
Total interest-bearing liabilities	497,476	453	0.36%	503,295	738	0.59%
Other non-interest bearing liabilities	114,140			118,536
Stockholders' equity	82,022			87,144
Total liabilities & stockholders' equity	$693,638			$708,975
Net interest income		$5,978			$5,431
Interest rate spread			3.63%			3.13%
Net interest margin			3.71%			3.28%

(1)The tax equivalent adjustment for bank qualified tax exempt municipal securities results in rates of 2.94% and 2.79% for the three months ended June 30, 2022 and 2021, respectively.

(2)Annualized.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2022			June 30, 2021
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$29,236	$50	0.34%	$38,257	$14	0.07%
Securities(1)	86,386	1,026	2.38%	77,952	935	2.40%
Loans, including fees	530,458	11,289	4.26%	535,938	11,277	4.21%
Total interest-earning assets	646,080	12,365	3.83%	652,147	12,226	3.75%
Other assets	52,289			45,904
Total assets	$698,369			$698,051

Interest-bearing liabilities
Demand & NOW accounts	$89,342	$39	0.09%	$82,205	$38	0.09%
Money market accounts	178,175	186	0.21%	162,181	170	0.21%
Savings accounts	76,251	20	0.05%	70,050	18	0.05%
Time deposits	132,925	431	0.65%	156,385	984	1.26%
Borrowed funds & other interest-bearing liabilities	22,688	243	2.14%	29,147	315	2.16%
Total interest-bearing liabilities	499,381	919	0.37%	499,968	1,525	0.61%
Other non-interest bearing liabilities	114,373			111,141
Stockholders' equity	84,615			86,942
Total liabilities & stockholders' equity	$698,369			$698,051
Net interest income		$11,446			$10,701
Interest rate spread			3.46%			3.14%
Net interest margin			3.54%			3.28%

(3)The tax equivalent adjustment for bank qualified tax exempt municipal securities results in rates of 2.76% and 2.79% for the six months ended June 30, 2022 and 2021, respectively.

(4)Annualized.

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

	Three Months Ended June 30, 2022
	Compared to
	Three Months Ended June 30, 2021
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$34	$(7)	$27
Securities	26	40	66
Loans, including fees	160	9	169
Total interest-earning assets	220	42	262
Interest-bearing liabilities:
Demand & NOW accounts	-	1	1
Money market accounts	3	6	9
Savings accounts	-	1	1
Time deposits	(201)	(64)	(265)
Total deposits	(198)	(56)	(254)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	-	(31)	(31)
Total interest-bearing liabilities	(198)	(87)	(285)
Total change in net interest income	$418	$129	$547

	Six Months Ended June 30, 2022
	Compared to
	Six Months Ended June 30, 2021
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$40	$(4)	$36
Securities	(9)	100	91
Loans, including fees	128	(116)	12
Total interest-earning assets	159	(20)	139
Interest-bearing liabilities:
Demand & NOW accounts	(2)	3	1
Money market accounts	(1)	17	16
Savings accounts	-	2	2
Time deposits	(422)	(131)	(553)
Total deposits	(425)	(109)	(534)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(7)	(65)	(72)
Total interest-bearing liabilities	(432)	(174)	(606)
Total change in net interest income	$591	$154	$745

As shown in the above tables, the increase in net interest income for second quarter 2022 was primarily impacted by a decrease in the average cost of interest-bearing liabilities and an increase in the average rate on interest-earning assets when compared to the prior year period. Net interest margin increased to 3.71% for the second quarter 2022 as compared to 3.28% for the second quarter 2021. The average interest rate paid on interest-bearing liabilities decreased 23 basis points from 0.59% during second quarter 2021 to 0.36% during second quarter 2022. The decrease in the average interest rate paid on interest-bearing liabilities during second quarter 2022 was primarily due to a $23.8 million decrease in the average balance of time deposits and a 59 basis points decrease in the average interest rate paid on time deposits in comparison to the prior year period. The increase in net interest margin was also due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets for the 2022 second quarter increased by 27 basis points when compared to the prior year period primarily due to an increase in market interest rates during the first six months of 2022.

As shown in the above tables, the increase in net interest income for the six months ended June 30, 2022 was primarily due to a decrease in the average cost of interest-bearing liabilities when compared to the prior year period. Net interest margin increased to 3.54% for the six months ended June 30, 2022 as compared to 3.28% for the six months ended June 30, 2021. The average interest rate paid on interest-bearing liabilities decreased 24 basis points from 0.61% during the six months ended June 30, 2021 to 0.37% during the six months ended June 30, 2022. The decrease in the average interest rate paid on interest-bearing liabilities was primarily driven by a 61 basis points decrease in the average interest rate paid on time deposits and a $23.5 million decrease in the average balance of time deposits. The decrease in the average interest rate paid on interest-bearing liabilities during the six months ended June 30, 2022 was partially offset by a $5.9 million increase in the average balance of interest-bearing deposits in comparison to the prior year period. The increase in the average balance of interest-bearing deposits was primarily driven by an increase in the average balance of core deposit accounts. The increase in net interest margin was also partly due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets for the six months ended June 30, 2022 increased by eight basis points when compared to the prior year period primarily due to an increase in market interest rates during the first six months of 2022. The average balance of interest earning assets decreased $6.1 million, or 0.9%, during the six months ended June 30, 2022 when compared to the prior year period.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total assets at June 30, 2022 were $694.5 million, a decrease of $19.2 million, or 2.7%, from $713.7 million at December 31, 2021. The decrease in total assets was primarily due to a $40.4 million decrease in cash and cash equivalents and an $11.3 million decrease in securities available for sale, partially offset by a $30.0 million increase in loans receivable, net.

Cash and cash equivalents decreased by $40.4 million, or 59.8%, from $67.6 million at December 31, 2021 to $27.2 million at June 30, 2022. The decrease was primarily due to a $30.8 million cash outflow relating to net loan originations and a $14.9 million cash outflow related to a decrease in deposits.

Securities available for sale decreased by $11.3 million, or 12.7%, from $88.8 million at December 31, 2021 to $77.5 million at June 30, 2022. The decrease was primarily due to a $12.1 million increase in unrealized mark to market losses due to an increase in market interest rates during the six months ended June 30, 2022. The decrease was partially offset by net securities purchases.

Net loans receivable increased during the six months ended June 30, 2022 as shown in the table below:

	At June 30,	At December 31,	Change
	2022	2021	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$164,006	$158,826	$5,180	3.3%
Home equity	49,931	48,071	1,860	3.9%
Commercial	288,975	266,525	22,450	8.4%
Construction - Commercial	22,615	21,824	791	3.6%
Total real estate loans	525,527	495,246	30,281	6.1%
Other Loans:
Commercial	23,358	23,216	142	0.6%
Consumer	1,333	1,317	16	1.2%
Total gross loans	550,218	519,779	30,439	5.9%
Allowance for loan losses	(6,747)	(6,118)	(629)	10.3%
Net deferred loan costs	3,729	3,545	184	5.2%
Loans receivable, net	$547,200	$517,206	$29,994	5.8%

(1)Includes one- to four-family construction loans.

The increase in loans receivable, net was primarily due to increases in commercial real estate, one-to four-family real estate, home equity and commercial construction loans. The Bank remains strategically focused on originating shorter duration, adjustable rate commercial real estate loans and commercial business loans to properly manage interest rate risk. During the six months ended June 30, 2022, $4.6 million of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans originated during 2021 or 2020 were forgiven. There are no outstanding PPP loans at June 30, 2022, as compared to $4.6 million at December 31, 2021. During the six months ended June 30, 2022, $90,000 of fee income related to PPP loan forgiveness was recorded as loan interest income on the consolidated statements of income.

Asset Quality. The following table presents information regarding activity in our allowance for loan losses and our asset quality ratios at or for the dates indicated:

	At or for the Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Balance at beginning of year	$6,118	$5,857
Provision for loan losses	500	650
Charge-offs:
Real estate loans:
Residential, one- to four-family	-	(12)
Home equity	-	-
Commercial	(4)	(3)
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	(41)	(8)
Total charge-offs	(45)	(23)
Recoveries:
Real estate loans:
Residential, one- to four-family	17	-
Home equity	1	-
Commercial	154	2
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	2	5
Total recoveries	174	7
Net recoveries (charge-offs)	129	(16)
Balance at end of period	$6,747	$6,491
Average loans outstanding	$530,458	$535,938
Allowance for loan losses as a percent of total net loans	1.23%	1.19%
Allowance for loan losses as a percent of non-performing loans	239.17%	249.85%
Ratio of net recoveries (charge-offs) to average loans outstanding by loan type(1):
Real estate loans:
Residential, one- to four-family	0.02%	(0.02)%
Home equity	-%	-%
Commercial	0.11%	-%
Construction – Commercial	-%	-%
Other loans:
Commercial	-%	-%
Consumer	(5.99)%	(0.47)%
Ratio of net recoveries (charge-offs) to average loans outstanding	0.05%	(0.01)%
(1) Annualized
	At June 30,	At December 31,
	2022	2021
Non-performing loans as a percent of total net loans:	0.52%	1.86%
Non-performing assets as a percent of total assets:	0.44%	1.37%

Total non-performing assets decreased by $6.7 million, or 68.3%, to $3.1 million at June 30, 2022 from $9.8 million at December 31, 2021, primarily due to a decrease in non-accrual loans during the first six months of 2022 which was impacted by a payoff received on one impaired commercial real estate loan. As a result of this payoff, the non-performing loans as a percent of total net loans ratio decreased to 0.52% at June 30, 2022 from 1.86% at December 31, 2021.

Other assets increased $2.5 million, or 55.9%, to $6.9 million at June 30, 2022 from $4.4 million at December 31, 2021. The increase was primarily due to a $2.5 million increase in deferred tax receivables related to unrealized mark to market losses on the debt securities available for sale portfolio due to the increase in market interest rates.

The table below shows changes in deposit balances by type of deposit account between June 30, 2022 and December 31, 2021:

	At June 30,	At December 31,	Change
	2022	2021	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$108,147	$110,676	$(2,529)	(2.3)%
Interest bearing	88,719	95,104	(6,385)	(6.7)%
Money market	169,370	175,886	(6,516)	(3.7)%
Savings	78,530	74,155	4,375	5.9%
Total core deposits	444,766	455,821	(11,055)	(2.4)%
Non-core Deposits
Time deposits	133,502	137,363	(3,861)	(2.8)%
Total deposits	$578,268	$593,184	$(14,916)	(2.5)%

The decrease in total deposits was primarily due to a decrease in net core deposits and time deposits. The decrease in net core deposits was primarily due to the use of deposit balances by commercial customers to fund business operations. The decrease in time deposits was primarily due to a decrease in customer demand for these types of deposit products. The Company’s strategic focus continues to be centered on organic growth of low-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

Long-term debt consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), increased by $3.0 million, or 13.7%, from $22.0 million at December 31, 2021 to $25.0 million at June 30, 2022. The additional borrowings were utilized to provide liquidity at a fixed cost for business operations and to partially mitigate interest rate risk.

Total stockholders’ equity decreased $7.4 million, or 8.4%, to $80.6 million at June 30, 2022 from $88.0 million at December 31, 2021. The decrease in stockholders’ equity was primarily attributed to a $9.6 million decrease in accumulated other comprehensive (loss) income as a result of an increase in market interest rates. Total stockholders’ equity was also impacted by dividends paid of $625,000, partially offset by net income of $2.7 million during the first six months of 2022.

Comparison of Results of Operations for the Three Months Ended June 30, 2022 and 2021

General. Net income was $1.7 million for the three months ended June 30, 2022, or $0.29 per diluted share, an increase of $691,000, or 69.6%, compared to net income of $1.0 million, or $0.17 per diluted share, for the three months ended June 30, 2021. Net income for the three months ended June 30, 2022 reflected a $547,000 increase in net interest income, a $400,000 decrease in provision for loans losses and a $37,000 increase in non-interest income, which was partially offset by a $182,000 increase in non-interest expense and a $111,000 increase in income tax expense when compared to the three months ended June 30, 2021.

Interest Income. Interest income increased by $262,000, or 4.2%, to $6.4 million for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. Loan interest income increased by $169,000, or 3.0%, to $5.9 million for the three months ended June 30, 2022 as compared to the prior year period primarily due to an increase in the average yield on loans. The average yield on loans was 4.33% for the three months ended June 30, 2022 as compared to 4.21% for the three months ended June 30, 2021 primarily due to an increase in interest rates since June 30, 2021. The average balance of loans for the three months ended June 30, 2022 was $542.0 million compared to the average balance of loans of $541.1 million for the three months ended June 30, 2021.

Investment interest income increased $66,000, or 14.3%, to $527,000 for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a $6.4 million, or 8.3%, increase in the average balance of the investment portfolio from $76.8 million for the three months ended June 30, 2021 to $83.2 million for the three months ended June 30, 2022. The increase in the average balance was primarily due to securities purchases which largely consisted of municipal bond and mortgage backed securities, partially offset by securities paydowns and redemptions of callable municipal bonds. The increase in investment income was also due to a 13 basis points increase in the average yield earned on the investment portfolio. The average yield was 2.53% for the three months ended June 30, 2022 as compared to 2.40% for the three months ended June 30, 2021. The increase in the average yield was primarily due to an increase in interest rates since June 30, 2021.

Other interest income increased by $27,000, or 337.5%, to $35,000 for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The average yield increased to 0.72% for the three months ended June 30, 2022 from 0.07% for the three months ended June 30, 2021, while the average balance of other interest earning assets decreased from $44.7 million for the three months ended June 30, 2021 to $19.4 million for the three months ended June 30, 2022. The increase in the average yield on other interest earning assets was primarily due to higher average rates earned on excess funds, as a result of the increase in short term market interest rates since June 30, 2021. The decrease in the average balance of other interest earning assets was primarily due to the use of excess funds to fund loan originations.

Interest Expense. Interest expense decreased $285,000, or 38.6%, to $453,000 for the three months ended June 30, 2022 compared to $738,000 for the three months ended June 30, 2021 primarily due to a decrease in interest paid on deposits. Interest paid on deposits decreased by $254,000, or 43.6%, to $329,000 for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. The decrease in interest expense on deposits was primarily due to a 21 basis points decrease in the average interest rate paid on deposit accounts and a $23.8 million, or 15.3%, decrease in the average balance of time deposits. The decrease in the average balance of time deposits was primarily due to a decrease in customer demand for these types of deposit products. The average balance of deposits for the three months ended June 30, 2022 was $474.7 million with an average rate of 0.28% compared to the average balance of deposits of $474.6 million and an average rate of 0.49% for the three months ended June 30, 2021. The decrease in the average rate paid on deposits was primarily due to the maturity of higher rate time deposits since June 30, 2021.

Interest expense on long-term debt decreased by $30,000, or 21.6%, to $109,000 for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021 primarily due to a decrease in the average balance of advances from the FHLBNY. The average balance of advances from the FHLBNY for the three months ended June 30, 2022 was $22.2 million with an average rate of 1.97% compared to an average balance of $28.0 million and an average rate of 1.99% for the three months ended June 30, 2021. The decrease in average balance was due to the Company paying off maturing debt with excess cash on hand since June 30, 2021.

Provision for Loan Losses. A $100,000 provision to the allowance for loan losses was recorded during the three months ended June 30, 2022 compared to $400,000 for the three months ended June 30, 2021. The

Company recorded a specific reserve related to the downgrade and impairment of one commercial real estate loan during the second quarter of 2021.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

During the three months ended June 30, 2022, the Company recorded a credit provision of $226,000 for commercial real estate and construction – commercial loans. This consisted of a $154,000 recovery on a previously impaired commercial real estate loan that paid off during the 2nd quarter of 2022. The credit provision was also impacted by a decrease in general allowance due to a decrease in commercial real estate and construction – commercial loans and a decrease in criticized and classified loans for these loan types during the three months ended June 30, 2022. A $36,000 net provision was recorded for commercial business loans primarily due to an increase in unclassified loans for this loan type during the three months ended June 30, 2022. The net provision for commercial business loans was partially offset by a decrease in criticized and classified loans for this loan type during the three months ended June 30, 2022. A $125,000 net provision was recorded for one-to four-family, home equity and consumer loans that primarily reflected adjustments to certain qualitative factors and an increase in classified loans for these loan types during the three months ended June 30, 2022. A $165,000 provision was recorded for the unallocated category of loan losses to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

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

Non-Interest Income. Non-interest income increased by $37,000, or 5.4%, to $720,000 for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily due to a $60,000 increase in unrealized gains on interest rate swaps due to an increase in long-term interest rates during the three months ended June 30, 2022. The increase was also due to a $45,000, or 16.7%, increase in service charges and fees during the three months ended June 30, 2022 as compared to the prior year period. The increase in non-interest income was partially offset by $58,000 decrease in gains on the sale of residential mortgage loans due to the impact of a rising interest rate environment, a lower volume of loans sold, and less income earned per loan at time of sale.

Non-Interest Expense. Non-interest expense increased by $182,000, or 4.1%, to $4.6 million for the three months ended June 30, 2022 as compared to $4.4 million for the three months ended June 30, 2021. Salary and employee benefits expense increased $217,000, or 9.7%, primarily due to a $118,000 decrease in deferred salaries associated with a decrease in the number of loans originated during the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. The increase was also due to annual salary increases. Occupancy and equipment expense increased $120,000, or 18.2%, primarily due to an increase in maintenance contracts and equipment expenses related to the core processing system conversion completed in the third quarter of 2021 and the conversion to a cloud-based computing system completed in the second quarter of 2022. Other expenses increased $58,000, or 17.1%, primarily due to foreclosure related expenses. The increase in non-interest expense was partially offset by a $145,000, or 30.2%, decrease in professional services primarily due to one-time costs associated with the Company’s core processing system conversion during the three months ended June 30, 2021.

Income Taxes Expense. Income tax expense was $337,000 for the three months ended June 30, 2022, an increase of $111,000, or 49.1%, as compared to $226,000 for the three months ended June 30, 2021. The increase in income tax expense was primarily due to an increase in income before taxes, partially offset by a decrease in the effective tax rate. The effective tax rate for the three months ended June 30, 2022 and 2021 was 16.7% and 18.5%, respectively. The decrease in the effective tax rate was primarily due to an increase in the mix of tax-exempt income derived from our municipal bond portfolio in relation to our pre-tax income.

Comparison of Results of Operations for the Six Months Ended June 30, 2022 and 2021

General. Net income was $2.7 million for the six months ended June 30, 2022, or $0.47 per diluted share, an increase of $64,000, or 2.4%, compared to net income of $2.7 million, or $0.45 per diluted share, for the six months ended June 30, 2021. Net income for the six months ended June 30, 2022 reflected a $745,000 increase in net interest income and a $150,000 decrease in provision for loans losses, which was partially offset by a $761,000 increase in non-interest expense, a $51,000 decrease in non-interest income and a $19,000 increase in income tax expense when compared to the six months ended June 30, 2021.

Interest Income. Interest income increased by $139,000, or 1.1%, to $12.4 million for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. Loan interest income increased by $12,000, or 0.1%, to $11.3 million for the six months ended June 30, 2022 as compared to the prior year period. The average balance of loans for the six months ended June 30, 2022 was $530.5 million with an average yield of 4.26% compared to the average balance of loans of $535.9 million and an average yield of 4.21% for the six months ended June 30, 2021.

Investment interest income increased $91,000, or 9.7%, to $1.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an $8.4 million, or 10.8%, increase in the average balance of the investment portfolio from $78.0 million for the six months ended June 30, 2021 to $86.4 million for the six months ended June 30, 2022. The increase in the average balance was primarily due to securities purchases which largely consisted of municipal bond and mortgage backed securities, partially offset by securities paydowns and redemptions of callable municipal bonds. The average yield was 2.40% for the six months ended June 30, 2021 as compared to 2.38% for the six months ended June 30, 2022.

Other interest income increased by $36,000, or 257.1%, to $50,000 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The average yield increased to 0.34% for the six months ended June 30, 2022 from 0.07% for the six months ended June 30, 2021, while the average balance of other interest earning assets decreased from $38.3 million for the six months ended June 30, 2021 to $29.2 million for the six months ended June 30, 2022. The increase in the average yield on other interest earning assets was primarily due to higher average rates earned on excess funds, as a result of the increase in short term market interest rates since June 30, 2021. The decrease in the average balance of other interest earning assets was primarily due to the use of excess funds to fund loan originations.

Interest Expense. Interest expense decreased $606,000, or 39.7%, to $919,000 for the six months ended June 30, 2022 compared to $1.5 million for the six months ended June 30, 2021 primarily due to a decrease in interest paid on deposits. Interest paid on deposits decreased by $534,000, or 44.1%, to $676,000 for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. The decrease in interest expense on deposits was primarily due to a 23 basis points decrease in the average interest rate paid on deposit accounts and a $23.5 million, or 14.3%, decrease in average balance of time deposits for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease in average balance of time deposits was primarily due to a decrease in customer demand for these types of deposit products. The average balance of deposits for the six months ended June 30, 2022 was $476.7 million with an average rate of 0.28% compared to the average balance of deposits of $470.8 million and an average rate of 0.51% for the six months ended June 30, 2021. The decrease in the average rate paid on deposits was primarily due to the maturity of higher rate time deposits since June 30, 2021.

Interest expense on long-term debt decreased by $69,000, or 24.5%, to $213,000 for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021 primarily due to a decrease in the average balance of advances from the FHLBNY. The average balance of advances from the FHLBNY for the six months ended June 30, 2022 was $22.1 million with an average rate of 1.95% compared to an average balance of $28.5 million and an average rate of 2.00% for the six months ended June 30, 2021. The decrease in average balance was due to the Company paying off maturing debt with excess cash on hand since June 30, 2021.

Provision for Loan Losses. A $500,000 provision to the allowance for loan losses was recorded during the six months ended June 30, 2022 compared to $650,000 for the six months ended June 30, 2021. During the six months ended June 30, 2022, the Company’s provision for loan losses was primarily due to an increase in commercial real estate and construction – commercial loan balances when compared to the same period in 2021. The provision for the six months ended June 30, 2021 was primarily due to a specific reserve associated with the downgrade and impairment of one commercial real estate loan and general reserves for loan originations during the period.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

During the six months ended June 30, 2022, the Company recorded a net provision of $394,000 for commercial real estate and construction – commercial loans. This consisted of a $506,000 provision in general allowance due to an increase in commercial real estate and construction – commercial loans during the six months ended June 30, 2022, driven by organic loan growth in these loan categories. It also included a $42,000 increase in general allowance due to an increase in criticized and classified commercial real estate loans during the six months ended June 30, 2022. The net provision was partially offset by a $154,000 recovery on a previously impaired commercial real estate loan that paid off during the six months ended June 30, 2022. A $52,000 net credit provision was recorded for commercial business loans primarily due to a decrease in criticized and classified loans for this loan type. The net credit provision for commercial business loans was partially offset by an increase in unclassified loans for this loan type during the six months ended June 30, 2022. A $198,000 net provision was recorded for one-to four-family, home equity and consumer loans that primarily reflected adjustments to certain qualitative factors and an increase in classified loans for these loan types during the six months ended June 30, 2022. A $40,000 credit provision was recorded for the unallocated category of loan losses to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

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

Non-Interest Income. Non-interest income decreased by $51,000, or 3.4%, to $1.5 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease was primarily due to a $227,000 decrease in gains on the sale of residential mortgage loans due to the impact of a rising interest rate environment, a lower volume of loans sold, and less income earned per loan at time of sale. The decrease in non-interest income was partially offset by a $157,000 increase in unrealized gains on interest rate swaps due to an increase in long-term interest rates during the six months ended June 30, 2022. The decrease was also partially offset by a $57,000, or 11.4%, increase in service charges and fees during the six months ended June 30, 2022 as compared to the prior year period.

Non-Interest Expense. Non-interest expense increased by $761,000, or 9.1%, to $9.1 million for the six months ended June 30, 2022 as compared to $8.3 million for the six months ended June 30, 2021. Salary and employee benefits expense increased $523,000, or 12.0%, primarily due to a $403,000 decrease in deferred salaries associated with a decrease in the number of loans originated during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. The increase was also due to annual salary increases. Other expenses increased $275,000, or 42.8%, primarily due to telephone, loan and foreclosure related expenses. Occupancy and equipment expense increased $195,000, or 14.6%, primarily due to an increase in maintenance contracts and equipment expenses related to the core processing system conversion completed in the third quarter of 2021 and the conversion to a cloud based computing system in the second quarter of 2022. The increase in non-interest expense was partially offset by a $115,000, or 15.4% decrease in professional services primarily due to one-time costs associated with the Company’s core processing system conversion during the six months ended June 30, 2021. The increase in total non-interest expenses was also partially offset by lower expenses for data processing, advertising, postage and supplies during the six months ended June 30, 2022 when compared to the same period in 2021.

Income Taxes Expense. Income tax expense was $544,000 for the six months ended June 30, 2022, an increase of $19,000, or 3.6%, as compared to $525,000 for the six months ended June 30, 2021. The increase in income tax expense was primarily due to an increase in income before taxes. The effective tax rate for the six months ended June 30, 2022 and 2021 was 16.5% and 16.4%, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions, and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of June 30, 2022, the maximum amount that we can borrow from the FHLBNY was $113.0 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At June 30, 2022, we had outstanding advances under this agreement of $25.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $12.1 million and a fair value of $10.6 million as of June 30, 2022. There were no balances outstanding with the Federal Reserve Bank at June 30, 2022. We have also established lines of credits with correspondent banks for $42.0 million, of which $40.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of June 30, 2022.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the six months ended June 30, 2022, we originated loans of approximately $92.9 million as compared to approximately $81.0 million of loans originated during the six months ended June 30, 2021. Loan originations exceeded principal repayments and other deductions during the first six months of 2022 by $30.8 million. Purchases of investment securities totaled $6.1 million and $9.2 million during the six months ended June 30, 2022 and 2021, respectively. These activities were funded primarily through deposit growth, principal payments received on loans and securities, borrowings and cash reserves.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $578.3 million at June 30, 2022, as compared to $593.2 million at December 31, 2021. Approximately $63.2 million of time deposit accounts are scheduled to mature within one year as of June 30, 2022. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

As of June 30, 2022, the Bank was considered a “qualifying community bank” and its Community Bank Leverage Ratio was 12.02% so it was deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.

Off-Balance Sheet Arrangements

Other than loan commitments and two interest rate swap agreements that are not designated as hedging instruments, as previously noted, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 7 in the Notes to our Consolidated Financial Statements for a summary of loan commitments outstanding as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The Bank is a party to a formal written agreement (the “Agreement”) with the OCC relating to information technology, security and automated clearing house program deficiencies. Failure to comply with the Agreement may result in further regulatory enforcement actions. We expect that our non-interest expense will increase as a result of remediation actions we will take in order to comply with the requirements of the Agreement which may adversely affect our financial performance.

Effective as of July 13, 2022, the Bank and the OCC entered into the Agreement. The Agreement provides, among other things, that the Bank will take the following actions within specified time frames as set forth in the Agreement:

•create a compliance committee to monitor and oversee the Bank’s compliance with the Agreement and submit quarterly reports to the Board of Directors of the Bank and the OCC;

•ensure that the Bank has competent management in place, review the capabilities, experience, qualifications and performance of the Bank’s management, including, but not limited to, the Chief Executive Officer, Chief Operating Officer, Chief Technology Officer and Information Security Officer, and the Board will determine whether management changes should be made;

•if an officer will continue in his or her position, but the Board determines the officer’s depth of skills needs improvement, it will develop and implement a written program to improve the officer’s supervision and management of the Bank;

•develop, adopt and implement a written program to effectively assess and manage the Bank’s information technology (“IT”) activities, commensurate with the level of risk and complexity of the Bank’s IT activities, subject to review and prior written determination of no supervisory objection by the OCC;

•develop, adopt and implement a written information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer information, subject to review and prior written determination of no supervisory objection by the OCC; and

•develop, adopt and implement a written automated clearing house risk management program, subject to review and prior written determination of no supervisory objection by the OCC.

As a result of the Agreement, the Bank must also obtain OCC written non-disapproval before effecting any change in its directors, senior executive officers or executive officers.

Management and the Bank’s Board of Directors are committed to promptly addressing the action items included in the Agreement. However, we may not be successful in complying fully with the provisions of the Agreement. The OCC will determine whether or not the provisions of the Agreement have been met. In the event we are in material non-compliance with the terms of the Agreement, the OCC has the authority to subject us to more restrictive enforcement actions, such as a cease and desist order, civil money penalties and removal of directors and officers from their positions with the Bank. Moreover, we expect that our non-interest expense will increase as a result of remediation actions we will take in order to comply with the requirements of the Agreement which may adversely affect our financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended June 30, 2022:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

April 1 through April 30, 2022	-	$-	-	36,327
May 1 through May 31, 2022	5,701	14.91	5,701	30,626
June 1 through June 30, 2022	-	-	-	30,626
Total	5,701	$14.91	5,701	30,626

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

LAKE SHORE BANCORP, INC.
(Registrant)

August 15, 2022	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

August 15, 2022	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial Officer)

August 15, 2022	By:	/s/ Steven W. Schiavone
Steven W. Schiavone
Controller
(Principal Accounting Officer)