Form 10-Q
period 2022-09-30
LAKE SHORE BANCORP, INC.
filed 2022-11-14
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,707,387 shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 10, 2022.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2022	2021
	(Unaudited)
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$8,124	$37,533
Interest earning deposits	11,552	30,052
Cash and Cash Equivalents	19,676	67,585
Securities	71,273	88,816
Federal Home Loan Bank stock, at cost	1,763	1,606
Loans receivable, net of allowance for loan losses 2022 $6,849; 2021 $6,118	561,170	517,206
Premises and equipment, net	8,382	8,736
Accrued interest receivable	2,587	2,483
Bank owned life insurance	23,139	22,877
Other assets	7,738	4,430
Total Assets	$695,728	$713,739
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$468,940	$482,508
Non-interest bearing	114,420	110,676
Total Deposits	583,360	593,184
Long-term debt	24,950	21,950
Advances from borrowers for taxes and insurance	1,786	3,198
Other liabilities	7,470	7,431
Total Liabilities	617,566	625,763
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,707,587 shares outstanding at September 30, 2022 and 6,836,514 shares issued and 5,692,410 shares outstanding at December 31, 2021	68	68
Additional paid-in capital	31,437	31,350
Treasury stock, at cost (1,128,927 shares at September 30, 2022 and 1,144,104 shares at December 31, 2021)	(13,549)	(13,660)
Unearned shares held by ESOP	(1,130)	(1,194)
Unearned shares held by compensation plans	(245)	(157)
Retained earnings	74,129	70,591
Accumulated other comprehensive (loss) income	(12,548)	978
Total Stockholders' Equity	78,162	87,976
Total Liabilities and Stockholders' Equity	$695,728	$713,739

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$6,311	$5,997	$17,600	$17,274
Investment securities, taxable	210	188	610	550
Investment securities, tax-exempt	309	269	935	842
Other	88	11	138	25
Total Interest Income	6,918	6,465	19,283	18,691
Interest Expense
Deposits	419	494	1,095	1,704
Long-term debt	141	119	354	401
Other	13	15	43	48
Total Interest Expense	573	628	1,492	2,153
Net Interest Income	6,345	5,837	17,791	16,538
Provision for Loan Losses	-	-	500	650
Net Interest Income after Provision for Loan Losses	6,345	5,837	17,291	15,888
Non-Interest Income
Service charges and fees	277	265	834	765
Debit card fees	214	224	639	656
Earnings on bank owned life insurance	66	104	262	313
Unrealized gain (loss) on equity securities	2	(14)	(7)	(34)
Unrealized gain on interest rate swap	91	25	344	121
Recovery on previously impaired investment securities	2	18	12	50
Net (loss) gain on sale of loans	-	69	(18)	278
Other	16	16	54	61
Total Non-Interest Income	668	707	2,120	2,210
Non-Interest Expense
Salaries and employee benefits	2,504	2,375	7,371	6,719
Occupancy and equipment	738	708	2,273	2,048
Professional services	562	454	1,196	1,203
Data processing	403	425	1,094	1,158
Advertising	197	189	456	502
Postage and supplies	54	67	168	207
FDIC insurance	46	48	138	135
Other	366	228	1,283	870
Total Non-Interest Expense	4,870	4,494	13,979	12,842
Income before Income Taxes	2,143	2,050	5,432	5,256
Income Tax Expense	372	359	916	884
Net Income	$1,771	$1,691	$4,516	$4,372
Basic and diluted earnings per common share	$0.30	0.29	0.77	0.74
Dividends declared per share	$0.18	$0.14	$0.50	$0.40

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended September 30,
	2022	2021
	(Unaudited)
	(Dollars in thousands)
Net Income	$1,771	$1,691
Other Comprehensive Loss, net of tax benefit:
Unrealized holding losses on securities available for sale, net of tax benefit	(3,954)	(559)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(1)	(14)
Total Other Comprehensive Loss	(3,955)	(573)
Total Comprehensive (Loss) Income	$(2,184)	$1,118

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
	(Dollars in thousands)
Net Income	$4,516	$4,372
Other Comprehensive Loss, net of tax benefit:
Unrealized holding losses on securities, net of tax benefit	(13,517)	(1,126)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(9)	(39)
Total Other Comprehensive Loss	(13,526)	(1,165)
Total Comprehensive (Loss) Income	$(9,010)	$3,207

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, June 30, and September 30, 2021 and 2022 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2021	$68	$31,201	$(11,584)	$(1,279)	$(118)	$65,488	$2,148	$85,924
Net income	-	-	-	-	-	1,688	-	1,688
Other comprehensive loss, net of tax benefit of $213	-	-	-	-	-	-	(803)	(803)
ESOP shares earned (1,984 shares)	-	8	-	21	-	-	-	29
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares granted (20,958 shares)	-	-	196	-	(196)	-	-	-
Compensation plan shares forfeited (1,392 shares)	-	-	(13)	-	13	-	-	-
Compensation plan shares earned (2,057 shares)	-	10	-	-	21	-	-	31
Purchase of treasury stock, at cost (43,834 shares)	-	-	(652)	-	-	-	-	(652)
Cash dividends declared ($0.13 per share)	-	-	-	-	-	(268)	-	(268)
Balance - March 31, 2021	$68	$31,230	$(12,053)	$(1,258)	$(280)	$66,908	$1,345	$85,960

Balance - April 1, 2021	$68	$31,230	$(12,053)	$(1,258)	$(280)	$66,908	$1,345	$85,960
Net income	-	-	-	-	-	993	-	993
Other comprehensive income, net of tax expense of $55	-	-	-	-	-	-	211	211
ESOP shares earned (1,984 shares)	-	8	-	22	-	-	-	30
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares earned (4,375 shares)	-	24	-	-	42	-	-	66
Purchase of treasury stock, at cost (36,094 shares)	-	-	(547)	-	-	-	-	(547)
Cash dividends declared ($0.13 per share)	-	-	-	-	-	(280)	-	(280)
Balance - June 30, 2021	$68	$31,273	$(12,600)	$(1,236)	$(238)	$67,621	$1,556	$86,444

Balance - July 1, 2021	$68	$31,273	$(12,600)	$(1,236)	$(238)	$67,621	$1,556	$86,444
Net income	-	-	-	-	-	1,691	-	1,691
Other comprehensive loss, net of tax benefit of $152	-	-	-	-	-	-	(573)	(573)
ESOP shares earned (1,984 shares)	-	8	-	21	-	-	-	29
Stock based compensation	-	11	-	-	-	-	-	11
Compensation plan shares forfeited (400 shares)	-	-	(4)	-	4	-	-	-
Compensation plan shares earned (4,375 shares)	-	25	-	-	41	-	-	66
Purchase of treasury stock, at cost (60,000 shares)	-	-	(897)	-	-	-	-	(897)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	(280)	-	(280)
Balance - September 30, 2021	$68	$31,317	$(13,501)	$(1,215)	$(193)	$69,032	$983	$86,491

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2022	$68	$31,350	$(13,660)	$(1,194)	$(157)	$70,591	$978	$87,976
Net income	-	-	-	-	-	1,061	-	1,061
Other comprehensive loss, net of tax benefit of $1,630	-	-	-	-	-	-	(6,134)	(6,134)
ESOP shares earned (1,984 shares)	-	8	-	22	-	-	-	30
Compensation plan shares granted (27,132 shares)	-	-	255	-	(255)	-	-	-
Compensation plan shares earned (2,749 shares)	-	16	-	-	26	-	-	42
Cash dividends declared ($0.16 per share)	-	-	-	-	-	(312)	-	(312)
Balance - March 31, 2022	$68	$31,374	$(13,405)	$(1,172)	$(386)	$71,340	$(5,156)	$82,663

Balance - April 1, 2022	$68	$31,374	$(13,405)	$(1,172)	$(386)	$71,340	$(5,156)	$82,663
Net income	-	-	-	-	-	1,684	-	1,684
Other comprehensive loss, net of tax benefit of $914	-	-	-	-	-	-	(3,437)	(3,437)
ESOP shares earned (1,984 shares)	-	7	-	21	-	-	-	28
Compensation plan shares forfeited (3,062 shares)	-	-	(29)	-	29	-	-	-
Compensation plan shares earned (4,942 shares)	-	29	-	-	45	-	-	74
Purchase of treasury stock, at cost (5,701 shares)	-	-	(85)	-	-	-	-	(85)
Cash dividends declared ($0.16 per share)	-	-	-	-	-	(313)	-	(313)
Balance - June 30, 2022	$68	$31,410	$(13,519)	$(1,151)	$(312)	$72,711	$(8,593)	$80,614

Balance - July 1, 2022	$68	$31,410	$(13,519)	$(1,151)	$(312)	$72,711	$(8,593)	$80,614
Net income	-	-	-	-	-	1,771	-	1,771
Other comprehensive loss, net of tax benefit of $1,051	-	-	-	-	-	-	(3,955)	(3,955)
ESOP shares earned (1,984 shares)	-	5	-	21	-	-	-	26
Compensation plan shares forfeited (3,192 shares)	-	-	(30)	-	30	-	-	-
Compensation plan shares earned (3,917 shares)	-	22	-	-	37	-	-	59
Cash dividends declared ($0.18 per share)	-	-	-	-	-	(353)	-	(353)
Balance - September 30, 2022	$68	$31,437	$(13,549)	$(1,130)	$(245)	$74,129	$(12,548)	$78,162

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,516	$4,372
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	73	114
Net amortization of deferred loan costs	323	408
Provision for loan losses	500	650
Recovery on previously impaired investment securities	(12)	(50)
Unrealized loss on equity securities	7	34
Unrealized gain on interest rate swap	(344)	(121)
Originations of loans held for sale	(1,309)	(8,743)
Proceeds from sales of loans held for sale	1,291	9,021
Loss (gain) on sale of loans held for sale	18	(278)
Depreciation and amortization	652	652
Increase in bank owned life insurance, net	(262)	(313)
ESOP shares committed to be released	84	88
Stock based compensation expense	175	196
(Increase) decrease in accrued interest receivable	(104)	345
Decrease (increase) in other assets	635	(90)
Writedowns of foreclosed real estate	9	7
Increase in other liabilities	99	135
Net Cash Provided by Operating Activities	6,351	6,427
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Maturities, prepayments and calls	6,495	15,354
Purchases	(6,141)	(21,340)
Purchases of Federal Home Loan Bank Stock	(157)	(54)
Redemptions of Federal Home Loan Bank Stock	-	353
Loan origination and principal collections, net	(45,003)	(1,659)
Proceeds from sale of foreclosed real estate	143	55
Additions to premises and equipment	(298)	(475)
Net Cash Used in Investing Activities	(44,961)	(7,766)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(9,824)	31,495
Net decrease in advances from borrowers for taxes and insurance	(1,412)	(1,427)
Proceeds from issuance of long-term debt	5,000	-
Repayment of long-term debt	(2,000)	(7,800)
Purchase of treasury stock	(85)	(2,096)
Cash dividends paid	(978)	(828)
Net Cash (Used in) Provided by Financing Activities	(9,299)	19,344
Net (Decrease) Increase in Cash and Cash Equivalents	(47,909)	18,005
CASH AND CASH EQUIVALENTS - BEGINNING	67,585	42,975
CASH AND CASH EQUIVALENTS - ENDING	$19,676	$60,980
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,492	$2,169
Income taxes paid	$650	$1,075
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$216	$97

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

The interim consolidated financial statements included herein as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated statement of financial condition at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The consolidated statements of income for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2022.

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

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition as of September 30, 2022 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Note 3 – COVID-19

On March 11, 2020, the World Health Organization recognized an outbreak of a novel strain of the coronavirus, COVID-19, as a pandemic. The COVID-19 pandemic adversely affected the economy and resulted in the enactment of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provided guidelines surrounding loan modifications for borrowers directly impacted by the pandemic.

As reported during prior periods, at the onset of the pandemic the Bank became a participating lender in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) to assist small businesses in our market areas that were impacted by the pandemic. As of September 30, 2022, all of the PPP loans that we originated as of December 31, 2021 have been forgiven by the SBA. Furthermore, there are no CARES Act loan modifications outstanding for the Bank’s borrowers as of September 30, 2022.

The Company continues to evaluate the risks presented by the pandemic, along with the impact of the federal and state regulations that have been enacted due to the pandemic, as these events may have long-term implications that have a material adverse impact on the Company’s future results, operations, financial position, capital and liquidity. At this time the Company cannot quantify the potential impact of the ongoing pandemic on future operations.

Note 4 – Investment Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,008	$-	$(187)	$1,821
Municipal bonds	50,740	8	(10,929)	39,819
Mortgage-backed securities:
Collateralized mortgage obligations-private label	12	-	(1)	11
Collateralized mortgage obligations-government sponsored entities	14,346	-	(1,579)	12,767
Government National Mortgage Association	63	-	(3)	60
Federal National Mortgage Association	13,541	-	(2,161)	11,380
Federal Home Loan Mortgage Corporation	6,430	1	(1,131)	5,300
Asset-backed securities-private label	-	99	-	99
Asset-backed securities-government sponsored entities	4	-	-	4
Total Debt Securities Available for Sale	$87,144	$108	$(15,991)	$71,261
Equity Securities	22	-	(10)	12
Total Securities	$87,166	$108	$(16,001)	$71,273

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,009	$204	$-	$2,213
Municipal bonds	49,812	1,085	(141)	50,756
Mortgage-backed securities:
Collateralized mortgage obligations-private label	14	1	-	15
Collateralized mortgage obligations-government sponsored entities	17,798	209	(193)	17,814
Government National Mortgage Association	76	7	-	83
Federal National Mortgage Association	10,773	53	(66)	10,760
Federal Home Loan Mortgage Corporation	7,068	87	(119)	7,036
Asset-backed securities-private label	-	110	-	110
Asset-backed securities-government sponsored entities	9	1	-	10
Total Debt Securities Available for Sale	$87,559	$1,757	$(519)	$88,797
Equity Securities	22	-	(3)	19
Total Securities	$87,581	$1,757	$(522)	$88,816

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At September 30, 2022 and December 31, 2021, 31 and 29 municipal bonds with a cost of $12.1 million and $10.6 million and fair value of $9.8 million and $11.0 million, respectively, were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. In addition, at September 30, 2022 and December 31, 2021, 21 municipal bonds with a cost of $6.3 million and $6.0 million and fair value of $5.0 million and $6.2 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
September 30, 2022
U.S. Government Agencies	$1,821	$(187)	$-	$-	$1,821	$(187)
Municipal bonds	25,364	(7,977)	8,416	(2,952)	33,780	(10,929)
Mortgage-backed securities	14,866	(1,663)	14,493	(3,212)	29,359	(4,875)
	$42,051	$(9,827)	$22,909	$(6,164)	$64,960	$(15,991)

December 31, 2021
Municipal bonds	$9,601	(120)	$857	$(21)	$10,458	$(141)
Mortgage-backed securities	21,141	(211)	3,083	(167)	24,224	(378)
	$30,742	$(331)	$3,940	$(188)	$34,682	$(519)

The Company reviews all investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly.

At September 30, 2022, the Company’s investment portfolio included 158 securities in the “unrealized losses less than twelve months” category and 41 securities in the “unrealized losses twelve months or more” category. Management has the intent and ability to hold these securities until maturity. Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive loss, net of tax benefit on the Company’s consolidated statements of stockholders’ equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Nine Months Ended September 30,
	2022	2021
	(Dollars in thousands)
Beginning balance	$162	$221
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(12)	(50)
Ending balance	$150	$171

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the nine months ended September 30, 2022 and 2021, the Company did not sell any debt securities.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
September 30, 2022:
Less than one year	$415	$415
After one year through five years	5,419	5,181
After five years through ten years	9,960	8,898
After ten years	36,954	27,146
Mortgage-backed securities	34,392	29,518
Asset-backed securities	4	103
	$87,144	$71,261

Equity Securities

At September 30, 2022 and December 31, 2021, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended September 30, 2022 and 2021, the Company recognized an unrealized gain of $2,000 and an unrealized loss of $14,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. During the nine months ended September 30, 2022 and 2021, the Company recognized an unrealized loss of $7,000 and $34,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no sales of equity securities during the nine months ended September 30, 2022 and 2021.

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

The following tables summarize the activity in the allowance for loan losses for the three and nine months ended September 30, 2022 and 2021 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of September 30, 2022 and December 31, 2021:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2022
Allowance for Loan Losses:
Balance – July 1, 2022	$449	$330	$4,908	$373	$479	$24	$184	$6,747
Charge-offs	-	-	-	-	-	(17)	-	(17)
Recoveries	-	-	115	-	-	4	-	119
Provision (credit)	17	(62)	35	10	(1)	23	(22)	-
Balance – September 30, 2022	$466	$268	$5,058	$383	$478	$34	$162	$6,849

Balance – January 1, 2022	$383	$211	$4,377	$360	$531	$32	$224	$6,118
Charge-offs	-	-	(4)	-	-	(58)	-	(62)
Recoveries	17	1	269	-	-	6	-	293
Provision (credit)	66	56	416	23	(53)	54	(62)	500
Balance – September 30, 2022	$466	$268	$5,058	$383	$478	$34	$162	$6,849
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$466	$268	$5,058	$383	$478	$34	$162	$6,849

Gross Loans Receivable (1):
Ending balance	$171,570	$50,633	$295,582	$23,241	$21,950	$1,171	$-	$564,147
Ending balance: individually evaluated for impairment	$216	$14	$-	$-	$-	$-	$-	$230
Ending balance: collectively evaluated for impairment	$171,354	$50,619	$295,582	$23,241	$21,950	$1,171	$-	$563,917

(1) Gross Loans Receivable does not include allowance for loan losses of $(6,849) or deferred loan costs of $3,872.

(2) Includes one- to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total

	(Dollars in thousands)
September 30, 2021
Allowance for Loan Losses:
Balance – July 1, 2021	$325	$169	$4,800	$495	$561	$35	$106	$6,491
Charge-offs	-	-	(426)	-	-	(18)	-	(444)
Recoveries	49	1	4	-	23	1	-	78
Provision (credit)	43	50	(3)	(165)	(29)	18	86	-
Balance – September 30, 2021	$417	$220	$4,375	$330	$555	$36	$192	$6,125

Balance – January 1, 2021	$346	$172	$4,052	$434	$676	$27	$150	$5,857
Charge-offs	(12)	-	(429)	-	-	(26)	-	(467)
Recoveries	49	1	6	-	23	6	-	85
Provision (credit)	34	47	746	(104)	(144)	29	42	650
Balance – September 30, 2021	$417	$220	$4,375	$330	$555	$36	$192	$6,125

(1) Includes one– to four-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2021
Allowance for Loan Losses:
Balance – December 31, 2021	$383	$211	$4,377	$360	$531	$32	$224	$6,118
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$383	$211	$4,377	$360	$531	$32	$224	$6,118

Gross Loans Receivable (1):
Ending Balance	$158,826	$48,071	$266,525	$21,824	$23,216	$1,317	$-	$519,779
Ending balance: individually evaluated for impairment	$261	$24	$7,002	$-	$-	$-	$-	$7,287
Ending balance: collectively evaluated for impairment	$158,565	$48,047	$259,523	$21,824	$23,216	$1,317	$-	$512,492

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	At September 30, 2022			At December 31, 2021
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$216	$216	$-	$261	$261	$-
Home equity	14	14	-	24	24	-
Commercial real estate(1)	-	-	-	7,002	7,002	-
Total impaired loans with no related allowance	230	230	-	7,287	7,287	-

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	For the Three Months Ended		For the Three Months Ended
	September 30, 2022		September 30, 2021
With no related allowance recorded:
Residential, one- to four-family	$243	$2	$267	$3
Home equity	18	-	24	-
Commercial real estate(1)	-	-	8,951	73
Total impaired loans	$261	$2	$9,242	$76

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2021

With no related allowance recorded:
Residential, one- to four-family	$252	$9	$271	$10
Home equity	22	-	25	1
Commercial real estate(1)	3,262	-	9,381	219
Total impaired loans	$3,536	$9	$9,677	$230

(1)Commercial Real Estate loans consisted of one loan which was paid off during the nine months ended September 30, 2022.

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
September 30, 2022:
Real Estate Loans:
Residential, one- to four-family(1)	$783	$338	$1,461	$2,582	$168,988	$171,570	$2,335
Home equity	49	274	452	775	49,858	50,633	604
Commercial(2)	-	-	-	-	295,582	295,582	-
Construction - commercial	-	-	-	-	23,241	23,241	-
Other Loans:
Commercial(3)	-	-	-	-	21,950	21,950	-
Consumer	20	10	9	39	1,132	1,171	19
Total	$852	$622	$1,922	$3,396	$560,751	$564,147	$2,958

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2021:
Real Estate Loans:
Residential, one- to four-family(1)	$373	$758	$1,096	$2,227	$156,599	$158,826	$1,878
Home equity	265	146	532	943	47,128	48,071	636
Commercial(2)	-	-	-	-	266,525	266,525	7,002
Construction - commercial	-	-	-	-	21,824	21,824	-
Other Loans:
Commercial(3)	-	-	-	-	23,216	23,216	-
Consumer	7	7	5	19	1,298	1,317	5
Total	$645	$911	$1,633	$3,189	$516,590	$519,779	$9,521

(1)Includes one- to four-family construction loans.

(2)Commercial Real Estate loans on non-accrual consists of one loan which was moved to non-accrual status during the year ended December 31, 2021. This loan was paid off during the nine months ended September 30, 2022.

(3) Includes $4.6 million of Paycheck Protection Program (“PPP”) loans at December 31, 2021, which do not require payments for a certain amount of time under the CARES Act and are 100% guaranteed by SBA. All PPP loans were forgiven as of September 30, 2022.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of September 30, 2022 and December 31, 2021:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
September 30, 2022
Real Estate Loans:
Residential, one- to four-family(1)	$169,319	$-	$2,251	$-	$-	$171,570
Home equity	49,768	-	865	-	-	50,633
Commercial(2)	283,639	10,894	1,049	-	-	295,582
Construction - commercial	23,241	-	-	-	-	23,241
Other Loans:
Commercial(3)	17,133	2,344	2,473	-	-	21,950
Consumer	1,152	-	15	-	4	1,171
Total	$544,252	$13,238	$6,653	$-	$4	$564,147

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2021
Real Estate Loans:
Residential, one- to four-family(1)	$156,931	$-	$1,895	$-	$-	$158,826
Home equity	47,167	-	904	-	-	48,071
Commercial(2)	252,391	6,682	7,452	-	-	266,525
Construction - commercial	21,824	-	-	-	-	21,824
Other Loans:
Commercial(3)	18,076	1,742	3,398	-	-	23,216
Consumer	1,308	-	4	-	5	1,317
Total	$497,697	$8,424	$13,653	$-	$5	$519,779

(1)Includes one- to four-family construction loans.

(2)The Substandard classification category for Commercial Real Estate loans includes one $7.0 million loan relationship that was deemed to be impaired during the year ended December 31, 2021. This loan was paid off during the nine months ended September 30, 2022.

(3) The Pass/Performing category for Commercial Loans includes $4.6 million of PPP loans at December 31, 2021, which do not require payments for a certain amount of time under the CARES Act and are 100% guaranteed by SBA. All PPP loans were forgiven as of September 30, 2022.

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At September 30, 2022
Real Estate Loans:
Residential, one- to four-family	7	$216	2	$9	5	$207	1	$3
Home equity	2	14	2	14	-	-	-	-
Total	9	$230	4	$23	5	$207	1	$3

At December 31, 2021
Real Estate Loans:
Residential, one- to four-family	7	$261	1	$11	6	$250	-	$-
Home equity	2	24	1	15	1	9	1	15
Commercial(1)	1	7,002	1	7,002	-	-	-	-
Total	10	$7,287	3	$7,028	7	$259	1	$15

(1)Commercial Real Estate loans consisted of one loan which was paid off during the nine months ended September 30, 2022.

No additional loan commitments were outstanding to these borrowers at September 30, 2022 and December 31, 2021.

The following table details the activity in loans which were first deemed to be TDRs during the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30, 2022			For The Three Months Ended September 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Commercial
Extended interest only payment period and maturity date	-	$-	$-	1	7,483	7,057

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family
Reduced monthly payments and extended maturity date	-	$-	$-	1	$38	$38
Home equity
Reduced monthly payments and extended maturity date	-	-	-	1	10	10
Commercial
Extended interest only payment period and maturity date	-	-	-	1	7,483	7,057
Total	-	$-	$-	3	$7,531	$7,105

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $241,000 and $123,000 at September 30, 2022 and December 31, 2021, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.8 million at September 30, 2022 and $1.7 million at December 31, 2021.

Note 6 – Earnings per Share

Earnings per share was calculated for the three and nine months ended September 30, 2022 and 2021, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended September 30,
	2022	2021
Numerator – net income	$1,771,000	$1,691,000
Denominator:
Basic weighted average shares outstanding	5,889,615	5,881,457
Increase in weighted average shares outstanding due to:
Stock options(1)	-	2,962
Diluted weighted average shares outstanding	5,889,615	5,884,419

Earnings per share:
Basic	$0.30	$0.29
Diluted	$0.30	$0.29

	Nine Months Ended September 30,
	2022	2021
Numerator – net income	$4,516,000	$4,372,000
Denominator:
Basic weighted average shares outstanding	5,875,155	5,904,475
Increase in weighted average shares outstanding due to:
Stock options	483	2,377
Diluted weighted average shares outstanding	5,875,638	5,906,852

Earnings per share:
Basic	$0.77	$0.74
Diluted	$0.77	$0.74

(1) Stock options to purchase 64,547 shares under the Company’s 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 were outstanding during the three month period ended September 30, 2022 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 7 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. There were no loss reserves associated with these commitments at September 30, 2022 and December 31, 2021. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	September 30,	December 31,
	2022	2021
	(Dollars in thousands)

Commitments to grant loans	$49,293	$61,234
Unfunded commitments under lines of credit	76,805	73,387

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

Note 8 – Stock-based Compensation

As of September 30, 2022, the Company had three active stock-based compensation plans and one expired stock based compensation plan, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $85,000 and $106,000 for the three months ended September 30, 2022 and 2021, respectively. The compensation cost that has been recorded for the nine months ended September 30, 2022 and 2021 was $259,000 and $284,000, respectively.

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

A summary of the status of the Stock Option Plan during the nine months ended September 30, 2022 and 2021 is presented below:

:

	2022			2021
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	64,548	$14.38		64,548	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Outstanding at end of period	64,548	$14.38	4.0 years	64,548	$14.38	5.0 years

Options exercisable at end of period	64,548	$14.38	4.0 years	51,636	$14.38	5.0 years

Fair value of options granted	-	$-		-	$-

At September 30, 2022, stock options had no intrinsic value and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the three and nine months ended September 30, 2022 and 2021. At September 30, 2022, all compensation cost related to the Stock Option

Plan has been recognized in prior periods. Compensation expense related to the Stock Option Plan amounted to $8,000 for the three month period ended September 30, 2021. Compensation expense related to the Stock Option Plan for the nine month period ended September 30, 2021 was $25,000.

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

As of September 30, 2022, all 119,025 shares in the plan have vested and been distributed to eligible participants under the RRP. At September 30, 2022, all compensation cost related to the RRP has been recognized in prior periods. Compensation expense amounted to $6,000 for the three months ended September 30, 2021 and $17,000 for the nine months ended September 30, 2021.

A summary of the status of unvested shares under the RRP for the nine months ended September 30, 2021 is as follows:

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

The Board of Directors granted restricted stock awards under the EIP during the nine months ended September 30, 2022 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

March 17, 2022	4,577	100% on December 9, 2022	$15.00	Non-employee directors
March 30, 2022	22,555	100% on March 31, 2025 if three year performance metric is achieved	$14.96	Employees

A summary of the status of unvested restricted stock awards under the EIP for the nine months ended September 30, 2022 and 2021 is as follows:

	At September 30, 2022	Weighted Average Grant Price (per Share)	At September 30, 2021	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	29,495	$15.24	14,986	$15.39
Granted	27,132	14.97	20,958	15.22
Forfeited	(6,254)	15.12	(1,792)	15.25
Unvested shares outstanding at end of period	50,373	$15.11	34,152	$15.29

As of September 30, 2022, there were 93,741 shares of restricted stock that vested or were distributed to eligible participants under the EIP. Compensation expense related to unvested restricted stock awards under the EIP amounted to $59,000 and $60,000 for the three months ended September 30, 2022 and 2021, respectively. Compensation expense related to unvested restricted stock awards under the EIP amounted to $175,000 and $146,000 for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, $391,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 30 months.

A summary of the status of stock options under the EIP for the nine months ended September 30, 2022 and 2021 is presented below:

	2022			2021
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	4.0 years	20,000	$14.38	5.0 years

Options exercisable at end of period	20,000	$14.38	4.0 years	15,998	$14.38	5.0 years

Fair value of options granted	-	-		-	-

At September 30, 2022, stock options had no intrinsic value and there were no remaining options available for grant under the EIP. There were no stock options exercised during the three and nine months ended September 30, 2022 and 2021. At September 30, 2022, all compensation cost related to the stock options granted under the EIP has been recognized in prior periods. Compensation expense related to stock options outstanding under the

EIP amounted to $3,000 for the three months ended September 30, 2021 and $8,000 for the nine months ended September 30, 2021.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of September 30, 2022, the balance of the loan to the ESOP was $1.4 million and the fair value of unallocated shares was $1.4 million. As of September 30, 2022, there were 77,475 allocated shares and 111,089 unallocated shares compared to 77,614 allocated shares and 119,024 unallocated shares at September 30, 2021. The ESOP compensation expense was $26,000 for the three months ended September 30, 2022 and $29,000 for the three months ended September 30, 2021 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $84,000 for the nine months ended September 30, 2022 and $88,000 for the nine months ended September 30, 2021 based on 5,952 shares earned during the respective nine-month period.

Note 9 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of September 30, 2022 and December 31, 2021 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

The Company’s consolidated statements of financial condition contain investment securities and derivative instruments that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2022 and December 31, 2021 were as follows:

	Fair Value Measurements at September 30, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$1,821	$-	$1,821	$-
Municipal bonds	39,819	-	39,819	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	11	-	11	-
Collateralized mortgage obligations-government sponsored entities	12,767	-	12,767	-
Government National Mortgage Association	60	-	60	-
Federal National Mortgage Association	11,380	-	11,380	-
Federal Home Loan Mortgage Corporation	5,300	-	5,300	-
Asset-backed securities:
Private label	99	-	99	-
Government sponsored entities	4	-	4	-
Total Debt Securities Available for Sale	$71,261	$-	$71,261	$-
Equity securities	12	12	-	-
Total Securities	$71,273	$12	$71,261	$-
Interest Rate Swap(1)	$285	$-	$285	$-

(1)Included in Other Assets on the consolidated statements of financial condition.

	Fair Value Measurements at December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

For assets measured at fair value on a non-recurring basis at September 30, 2022 and December 31, 2021, the fair value measurements by level within the fair value hierarchy were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At September 30, 2022
Foreclosed real estate	$26	$-	$-	$26
Mortgage servicing rights	214	$-	$-	$214

At December 31, 2021
Foreclosed real estate	$35	$-	$-	$35
Mortgage servicing rights	220	-	-	220

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At September 30, 2022
Foreclosed real estate	$26	Market valuation of property (1)	Direct Disposal Costs (3)	7.00%	7.00%
Mortgage servicing rights	214	Discounted Cash Flow Model (2)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.15%	0.15%
			Estimated Life of Loans	5.3-7.3 years	5.3 years

At December 31, 2021
Foreclosed real estate	$35	Market valuation of property (1)	Direct Disposal Costs (3)	7.00%	7.00%
Mortgage servicing rights	220	Discounted Cash Flow Model (2)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.15%	0.15%
			Estimated Life of Loans	5.9 years	5.9 years

(1)The fair value is generally determined through independent third-party appraisals of the underlying collateral or by a purchase offer for the related property, which generally includes various Level 3 inputs which are not observable.

(2)The fair value is based on a discounted cash flow model. The model's key assumptions are the estimated life of loans sold with servicing retained and the estimated cost to service the loans.

(3)The fair value basis of foreclosed real estate may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

At September 30, 2022, foreclosed real estate valued using Level 3 inputs had a carrying amount of $33,000 and valuation allowance of $7,000. At December 31, 2021, foreclosed real estate valued using Level 3 inputs had a carrying amount of $73,000 and valuation allowance of $38,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at September 30, 2022
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$19,676	$19,676	$19,676	$-	$-
Securities	71,273	71,273	12	71,261	-
Federal Home Loan Bank stock	1,763	1,763	-	1,763	-
Loans receivable, net	561,170	522,683	-	-	522,683
Accrued interest receivable	2,587	2,587	-	2,587	-
Interest rate swap	285	285	-	285	-
Mortgage servicing rights	214	214	-	-	214
Financial liabilities:
Deposits	583,360	585,028	-	585,028	-
Long-term debt	24,950	23,638	-	23,638	-
Accrued interest payable	55	55	-	55	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2021
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$67,585	$67,585	$67,585	$-	$-
Securities	88,816	88,816	19	88,797	-
Federal Home Loan Bank stock	1,606	1,606	-	1,606	-
Loans receivable, net	517,206	504,018	-	-	504,018
Accrued interest receivable	2,483	2,483	-	2,483	-
Mortgage servicing rights	220	220	-	-	220
Financial liabilities:
Deposits	593,184	596,273	-	596,273	-
Long-term debt	21,950	22,073	-	22,073	-
Accrued interest payable	55	55	-	55	-
Interest rate swap	60	60	-	60	-
Off-balance-sheet financial instruments	-	-	-	-	-

Note 10 – Treasury Stock

During the three months ended September 30, 2022, the Company did not purchase any shares of common stock. During the nine months ended September 30, 2022, the Company repurchased 5,701 shares of common stock at an average cost of $14.91 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of September 30, 2022, there were 30,626 shares remaining to be repurchased under the existing stock repurchase program. During the nine months ended September 30, 2022, the Company transferred 27,132 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the nine months ended September 30, 2022, there were 6,254 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to forfeitures.

During the three months ended September 30, 2021, the Company repurchased 60,000 shares of common stock at an average cost of $14.95 per share. During the nine months ended September 30, 2021, the Company repurchased 139,928 shares of common stock at an average cost of $14.98 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of September 30, 2021 there were 46,327 shares remaining to be repurchased under the existing stock repurchase program. During the nine months ended September 30, 2021, the Company transferred 20,958 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the nine months ended September 30, 2021, there were 1,792 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to forfeitures.

Note 11 – Other Comprehensive Loss

In addition to presenting the consolidated statements of comprehensive (loss) income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive (loss) income for the periods presented:

	For the Three Months Ended September 30, 2022			For The Three Months Ended September 30, 2021
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount

	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(5,004)	$1,050	$(3,954)	$(707)	$148	$(559)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(2)	1	(1)	(18)	4	(14)
Total Other Comprehensive Loss	$(5,006)	$1,051	$(3,955)	$(725)	$152	$(573)

	For the Nine Months Ended September 30, 2022			For The Nine Months Ended September 30, 2021
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount

	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(17,109)	$3,592	$(13,517)	$(1,425)	$299	$(1,126)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(12)	3	(9)	(50)	11	(39)
Total Other Comprehensive Loss	$(17,121)	$3,595	$(13,526)	$(1,475)	$310	$(1,165)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive (loss) income for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the three months ended September 30,		on the Consolidated
Components	2022	2021	Statements of Income
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Recovery on previously impaired investment securities	$(2)	$(18)	Recovery on previously impaired investment securities
Provision for income tax expense	1	4	Income Tax Expense
Total reclassification for the period	$(1)	$(14)	Net Income

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the nine months ended September 30,		on the Consolidated
Components	2022	2021	Statements of Income
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Recovery on previously impaired investment securities	$(12)	$(50)	Recovery on previously impaired investment securities
Provision for income tax expense	3	11	Income Tax Expense
Total reclassification for the period	$(9)	$(39)	Net Income

Note 12 – Subsequent Events

On October 21, 2022, the Board of Directors declared a quarterly cash dividend of $0.18 per share on the Company’s common stock, payable on November 18, 2022 to shareholders of record as of November 4, 2022. Lake Shore, MHC (the “MHC”), which holds 3,636,875 shares, or approximately 63.7% of the Company’s total outstanding stock, has elected to receive a portion of this cash dividend, or $0.03 per share, to replenish cash at the top tier holding company for operating expenses. The MHC has elected to waive its right to receive $0.15 per share of this cash dividend, or approximately $546,000. On March 10, 2022, the MHC received the non-objection of the Federal Reserve Bank of Philadelphia to waive its right to receive dividends paid by the Company during the twelve months ending February 9, 2023, aggregating up to $0.68 per share. The MHC waived $655,000 and $1.8 million of dividends during the three and nine months ended September 30, 2022, respectively. Cumulatively the MHC has waived approximately $17.9 million of cash dividends as of September 30, 2022. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

•compliance with the Bank’s Formal Agreement with the Office of the Comptroller of the Currency (the “OCC”);

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

•unanticipated changes in our liquidity position;

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2022 compared to the consolidated financial condition as of December 31, 2021 and the consolidated results of operations for the three and nine months ended September 30, 2022 and 2021.

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

Recent Events

As previously reported on a Current Report on Form 8-K filed on July 19, 2022 with the SEC, the Bank and the OCC, the Bank’s primary federal regulator, entered into a formal written agreement (the “Agreement”) effective as of July 13, 2022 relating to information technology, security and automated clearing house program deficiencies. Management and the Bank’s Board of Directors are committed to promptly addressing the action items included in the Agreement.

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

Average Balances, Interest and Average Yields. The following tables set forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $176,000 for the three month periods ended September 30, 2022 and 2021. The net amortization of deferred loan fees and costs were $323,000 and

$408,000 for the nine month periods ended September 30, 2022 and 2021, respectively. Interest income on securities does not include a tax equivalent adjustment for tax exempt securities.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2022			September 30, 2021
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$16,461	$88	2.14%	$54,339	$11	0.08%
Securities(1)	79,350	519	2.62%	80,410	457	2.27%
Loans, including fees	552,320	6,311	4.57%	535,823	5,997	4.48%
Total interest-earning assets	648,131	6,918	4.27%	670,572	6,465	3.86%
Other assets	49,188			46,782
Total assets	$697,319			$717,354

Interest-bearing liabilities
Demand & NOW accounts	$85,323	$18	0.08%	$87,708	$18	0.08%
Money market accounts	166,250	110	0.26%	166,352	87	0.21%
Savings accounts	78,798	11	0.06%	75,017	11	0.06%
Time deposits	138,464	280	0.81%	148,928	378	1.02%
Borrowed funds & other interest-bearing liabilities	25,530	154	2.41%	24,825	134	2.16%
Total interest-bearing liabilities	494,365	573	0.46%	502,830	628	0.50%
Other non-interest bearing liabilities	120,758			127,194
Stockholders' equity	82,196			87,330
Total liabilities & stockholders' equity	$697,319			$717,354
Net interest income		$6,345			$5,837
Interest rate spread			3.81%			3.36%
Net interest margin			3.92%			3.48%

(1)The tax equivalent adjustment for bank qualified tax exempt municipal securities results in rates of 3.03% and 2.63% for the three months ended September 30, 2022 and 2021, respectively.

(2)Annualized.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2022			September 30, 2021
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$24,931	$138	0.74%	$43,677	$25	0.08%
Securities(1)	84,015	1,545	2.45%	78,780	1,392	2.36%
Loans, including fees	537,825	17,600	4.36%	535,899	17,274	4.30%
Total interest-earning assets	646,771	19,283	3.98%	658,356	18,691	3.79%
Other assets	51,244			46,200
Total assets	$698,015			$704,556

Interest-bearing liabilities
Demand & NOW accounts	$87,988	$57	0.09%	$84,059	$56	0.09%
Money market accounts	174,156	296	0.23%	163,587	257	0.21%
Savings accounts	77,109	31	0.05%	71,724	29	0.05%
Time deposits	134,792	711	0.70%	153,872	1,362	1.18%
Borrowed funds & other interest-bearing liabilities	23,646	397	2.24%	27,690	449	2.16%
Total interest-bearing liabilities	497,691	1,492	0.40%	500,932	2,153	0.57%
Other non-interest bearing liabilities	116,524			116,551
Stockholders' equity	83,800			87,073
Total liabilities & stockholders' equity	$698,015			$704,556
Net interest income		$17,791			$16,538
Interest rate spread			3.58%			3.22%
Net interest margin			3.67%			3.35%

(1)The tax equivalent adjustment for bank qualified tax exempt municipal securities results in rates of 2.85% and 2.73% for the nine months ended September 30, 2022 and 2021, respectively.

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

	Three Months Ended September 30, 2022
	Compared to
	Three Months Ended September 30, 2021
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$90	$(13)	$77
Securities	68	(6)	62
Loans, including fees	127	187	314
Total interest-earning assets	285	168	453
Interest-bearing liabilities:
Demand & NOW accounts	-	-	-
Money market accounts	23	-	23
Savings accounts	(1)	1	-
Time deposits	(73)	(25)	(98)
Total deposits	(51)	(24)	(75)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	18	2	20
Total interest-bearing liabilities	(33)	(22)	(55)
Total change in net interest income	$318	$190	$508

	Nine Months Ended September 30, 2022
	Compared to
	Nine Months Ended September 30, 2021
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$128	$(15)	$113
Securities	58	95	153
Loans, including fees	264	62	326
Total interest-earning assets	450	142	592
Interest-bearing liabilities:
Demand & NOW accounts	(2)	3	1
Money market accounts	22	17	39
Savings accounts	-	2	2
Time deposits	(498)	(153)	(651)
Total deposits	(478)	(131)	(609)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	14	(66)	(52)
Total interest-bearing liabilities	(464)	(197)	(661)
Total change in net interest income	$914	$339	$1,253

As shown in the above tables, the increase in net interest income for third quarter 2022 was primarily impacted by an increase in the average yield on interest-earning assets when compared to the prior year period. Net interest margin increased to 3.92% for the third quarter 2022 as compared to 3.48% for the third quarter 2021.

The average yield on interest-earning assets for the 2022 third quarter increased by 41 basis points when compared to the prior year period primarily due to an increase in market interest rates and a $16.5 million, or 3.1%, increase in average loans receivable during the third quarter of 2022. The increase in net interest margin was also due to a decrease in the average rate paid on interest-bearing liabilities. The average interest rate paid on interest-bearing liabilities decreased four basis points from 0.50% during third quarter 2021 to 0.46% during third quarter 2022. The decrease in the average interest rate paid on interest-bearing liabilities during third quarter 2022 was primarily due to a $10.5 million decrease in the average balance of time deposits and a 21 basis points decrease in the average interest rate paid on time deposits in comparison to the prior year period. The decrease in time deposit balances and average interest rate paid on time deposits was due to the maturity of higher rate time deposits since September 30, 2021.

The increase in net interest income for the nine months ended September 30, 2022 was primarily due to a decrease in the average cost of interest-bearing liabilities and an increase in the average yield on interest-earning assets when compared to the prior year period. Net interest margin increased to 3.67% for the nine months ended September 30, 2022 as compared to 3.35% for the nine months ended September 30, 2021. The average interest rate paid on interest-bearing liabilities decreased 17 basis points from 0.57% during the nine months ended September 30, 2021 to 0.40% during the nine months ended September 30, 2022. The decrease in the average interest rate paid on interest-bearing liabilities was primarily driven by a 48 basis points decrease in the average interest rate paid on time deposits and a $19.1 million decrease in the average balance of time deposits due to the maturity of higher rate time deposits since September 30, 2021. The increase in net interest margin was also due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets for the nine months ended September 30, 2022 increased by 19 basis points when compared to the prior year period primarily due to an increase in market interest rates during the first nine months of 2022. The average balance of interest earning assets decreased $11.6 million, or 1.8%, during the nine months ended September 30, 2022 when compared to the prior year period, primarily due to a decrease in the average balance of interest earning deposits and federal funds sold.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total assets at September 30, 2022 were $695.7 million, a decrease of $18.0 million, or 2.5%, from $713.7 million at December 31, 2021. The decrease in total assets was primarily due to a $47.9 million decrease in cash and cash equivalents and a $17.5 million decrease in securities available for sale, partially offset by a $44.0 million increase in loans receivable, net.

Cash and cash equivalents decreased by $47.9 million, or 70.9%, from $67.6 million at December 31, 2021 to $19.7 million at September 30, 2022. The decrease was primarily due to a $45.0 million cash outflow relating to net loan originations and a $9.8 million cash outflow related to a decrease in deposits, partially offset by a $3.0 million net cash inflow resulting from an increase in long-term debt.

Securities available for sale decreased by $17.5 million, or 19.8%, from $88.8 million at December 31, 2021 to $71.3 million at September 30, 2022. The decrease was primarily due to a $17.1 million increase in unrealized mark to market losses due to an increase in market interest rates during the nine months ended September 30, 2022.

Net loans receivable increased during the nine months ended September 30, 2022 as shown in the table below:

	At September 30,	At December 31,	Change
	2022	2021	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$171,570	$158,826	$12,744	8.0%
Home equity	50,633	48,071	2,562	5.3%
Commercial	295,582	266,525	29,057	10.9%
Construction - Commercial	23,241	21,824	1,417	6.5%
Total real estate loans	541,026	495,246	45,780	9.2%
Other Loans:
Commercial	21,950	23,216	(1,266)	(5.5)%
Consumer	1,171	1,317	(146)	(11.1)%
Total gross loans	564,147	519,779	44,368	8.5%
Allowance for loan losses	(6,849)	(6,118)	(731)	11.9%
Net deferred loan costs	3,872	3,545	327	9.2%
Loans receivable, net	$561,170	$517,206	$43,964	8.5%

(1)Includes one- to four-family construction loans.

The increase in loans receivable, net was primarily due to increases in commercial real estate, one-to four-family real estate, home equity and commercial construction loans. The Bank remains strategically focused on originating shorter duration, adjustable rate commercial real estate loans and commercial business loans to properly manage interest rate risk. During the nine months ended September 30, 2022, $4.6 million of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans originated during 2021 or 2020 were forgiven. There were no outstanding PPP loans at September 30, 2022, as compared to $4.6 million at December 31, 2021. During the nine months ended September 30, 2022 and 2021, $90,000 and $168,000, respectively, of fee income related to PPP loan forgiveness was recorded as loan interest income on the consolidated statements of income. During the three months ended September 30, 2022, there was no fee income related to PPP loan forgiveness that was recorded as loan interest income on the consolidated statements of income. During the three months ended September 30, 2021, there was $42,000 of fee income related to PPP loan forgiveness that was recorded as loan interest income on the consolidated statements of income.

Allowance for Loan Losses. The allowance for loan losses is a valuation account that management establishes through a provision for loan losses based on its evaluation of the risks inherent in the loan portfolio, the composition of the loan portfolio, specific impaired loans and current economic conditions. We may also record an allowance for loan loss when we believe the collection of an individual loan is unlikely, and all possible avenues of repayment have been analyzed, including the potential of future cash flows, the value of the underlying collateral, and strength of any guarantors or co-borrowers. We may also consider other qualitative factors, including national and local economic conditions, when maintaining an allowance at a level sufficient to provide for probable loan losses. In addition, various regulatory agencies periodically review our allowance for loan losses as part of their examination process, and the agencies may require us to increase the allowance for loan losses based on information available to them at the time of their examination.

Non-performing Loans and Non-performing Assets. Management periodically reviews loans for performance. Management may determine that a loan is impaired or non-performing when it is probable that at least a portion of the loan will not be collected in accordance with the original loan terms, possibly due to a deterioration in the financial condition of the borrower or in the value of the underlying collateral. When a loan is determined to be impaired, the measurement of the loan is based on the present value of the expected future cash flows, or the fair value of the collateral, if the loan is collateral-dependent. If the impaired value is less than the loan balance, the loss is recorded against the allowance for loan losses. Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due, unless an evaluation indicates that the loan is in the process of collection and is either guaranteed or well secured. Once on non-accrual status, the interest on the loan is no longer recognized on an accrual basis. Management may consider a loan to be non-performing once it is classified as non-accrual. A loan does not have to be delinquent for 90 days to be considered non-performing. Foreclosed real estate is considered to be a non-performing asset. For further discussion and detail regarding impaired loans, please refer to Part I, Financial Statements (unaudited), Note 5 Allowance for Loan Losses elsewhere in this Report.

The following table presents information regarding activity in our allowance for loan losses and our asset quality ratios at or for the dates indicated, including non-performing loan and non-performing asset ratios:

	At or for the Nine Months Ended September 30,
	2022	2021
	(Dollars in thousands)
Balance at beginning of year	$6,118	$5,857
Provision for loan losses	500	650
Charge-offs:
Real estate loans:
Residential, one- to four-family	-	(12)
Home equity	-	-
Commercial	(4)	(429)
Construction – Commercial	-	-
Other loans:
Commercial	-	-
Consumer	(58)	(26)
Total charge-offs	(62)	(467)
Recoveries:
Real estate loans:
Residential, one- to four-family	17	49
Home equity	1	1
Commercial	269	6
Construction – Commercial	-	-
Other loans:
Commercial	-	23
Consumer	6	6
Total recoveries	293	85
Net recoveries (charge-offs)	231	(382)
Balance at end of period	$6,849	$6,125
Average loans outstanding	$537,825	$535,899
Allowance for loan losses as a percent of total net loans	1.22%	1.17%
Allowance for loan losses as a percent of non-performing loans	231.46%	62.14%
Ratio of net recoveries (charge-offs) to average loans outstanding by loan type(1):
Real estate loans:
Residential, one- to four-family	0.01%	0.03%
Home equity	-%	-%
Commercial	0.12%	(0.21)%
Construction – Commercial	-%	-%
Other loans:
Commercial	-%	0.08%
Consumer	(5.29)%	(2.07)%
Ratio of net recoveries (charge-offs) to average loans outstanding(1)	0.06%	(0.09)%
(1) Annualized
	At September 30,	At December 31,
	2022	2021
Non-performing loans as a percent of total net loans:	0.53%	1.86%
Non-performing assets as a percent of total assets:	0.46%	1.37%

Total non-performing assets decreased by $6.6 million, or 67.2%, to $3.2 million at September 30, 2022 from $9.8 million at December 31, 2021, primarily due to a decrease in non-accrual loans during the first nine months of 2022 as a result of a payoff received on an impaired commercial real estate loan. As a result of this payoff, the non-performing loans as a percent of total net loans ratio decreased to 0.53% at September 30, 2022 from 1.86% at December 31, 2021. Non-performing loans had a balance of $3.0 million at September 30, 2022 compared to $9.5 million at December 31, 2021.

Other assets increased $3.3 million, or 74.7%, to $7.7 million at September 30, 2022 from $4.4 million at December 31, 2021. The increase was primarily due to a $3.6 million increase in deferred tax receivables related to unrealized mark to market losses on the debt securities available for sale portfolio as a result of the increase in market interest rates.

The table below shows changes in deposit balances by type of deposit account between September 30, 2022 and December 31, 2021:

	At September 30,	At December 31,	Change
	2022	2021	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$114,420	$110,676	$3,744	3.4%
Interest bearing	85,147	95,104	(9,957)	(10.5)%
Money market	159,392	175,886	(16,494)	(9.4)%
Savings	78,524	74,155	4,369	5.9%
Total core deposits	437,483	455,821	(18,338)	(4.0)%
Non-core Deposits
Time deposits	145,877	137,363	8,514	6.2%
Total deposits	$583,360	$593,184	$(9,824)	(1.7)%

The decrease in total deposits was primarily due to a decrease in core deposits, partially offset by an increase in time deposits. The decrease in net core deposits was primarily due to the use of deposit balances by commercial customers to fund business operations. The increase in time deposits was primarily due to an increase in customer demand for these types of deposit products due to the rising interest rate environment. The Company’s strategic focus continues to be centered on organic growth of low-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

Long-term debt consisting of advances from the Federal Home Loan Bank of New York (“FHLBNY”), increased by $3.0 million, or 13.7%, from $22.0 million at December 31, 2021 to $25.0 million at September 30, 2022. The additional borrowings were used as part of a balance sheet management strategy to fix a portion of funding costs in an effort to mitigate interest rate risk.

Total stockholders’ equity decreased $9.8 million, or 11.2%, to $78.2 million at September 30, 2022 from $88.0 million at December 31, 2021. The decrease in stockholders’ equity was primarily attributed to a $13.5 million decrease in accumulated other comprehensive (loss) income as a result of unrealized losses on securities available for sale due to the increase in market interest rates. The decrease in stockholders’ equity was also attributed to $978,000 in dividends paid, partially offset by net income of $4.5 million during the first nine months of 2022.

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and 2021

General. Net income was $1.8 million for the three months ended September 30, 2022, or $0.30 per diluted share, an increase of $80,000, or 4.7%, compared to net income of $1.7 million, or $0.29 per diluted share, for the three months ended September 30, 2021. Net income for the three months ended September 30, 2022 reflected a $508,000 increase in net interest income which was partially offset by a $376,000 increase in non-interest expense, a $39,000 decrease in non-interest income and a $13,000 increase in income tax expense when compared to the three months ended September 30, 2021.

Interest Income. Interest income increased by $453,000, or 7.0%, to $6.9 million for the three months ended September 30, 2022 when compared to the three months ended September 30, 2021. Loan interest income increased by $314,000, or 5.2%, to $6.3 million for the three months ended September 30, 2022 as compared to the prior year period primarily due to an increase in the average yield on loans. The average yield on loans was 4.57% for the three months ended September 30, 2022 as compared to 4.48% for the three months ended September 30, 2021 primarily due to an increase in interest rates since September 30, 2021. The average balance of loans for the three months ended September 30, 2022 was $552.3 million compared to the average balance of loans of $535.8 million for the three months ended September 30, 2021. The $16.5 million increase in the average balance of loans was primarily due to an increase in the average balance of one-to four-family and commercial real estate loans.

Investment interest income increased $62,000, or 13.6%, to $519,000 for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a 35 basis points increase in the average yield earned on the investment portfolio. The average yield was 2.62% for the three months ended September 30, 2022 as compared to 2.27% for the three months ended September 30, 2021. The increase in the average yield was primarily due to the purchase of higher yielding securities since September 30, 2021. The average balance of the investment portfolio was $79.4 million for the three months ended September 30, 2022 as compared to $80.4 million for the three months ended September 30, 2021.

Other interest income increased by $77,000, or 700.0%, to $88,000 for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The average yield increased to 2.14% for the three months ended September 30, 2022 from 0.08% for the three months ended September 30, 2021, while the average balance of other interest earning assets decreased from $54.3 million for the three months ended September 30, 2021 to $16.5 million for the three months ended September 30, 2022. The increase in the average yield on other interest earning assets was primarily due to higher average rates earned on excess funds, as a result of the increase in short term market interest rates since September 30, 2021. The decrease in the average balance of other interest earning assets was primarily due to the use of excess funds to fund loan originations.

Interest Expense. Interest expense decreased $55,000, or 8.8%, to $573,000 for the three months ended September 30, 2022 compared to $628,000 for the three months ended September 30, 2021 primarily due to a decrease in interest paid on deposits. Interest paid on deposits decreased by $75,000, or 15.2%, to $419,000 for the three months ended September 30, 2022 when compared to the three months ended September 30, 2021. The decrease in interest expense on deposits was primarily due to a 21 basis point decrease in the average interest rate paid on time deposits and a $10.5 million, or 7.0%, decrease in average time deposits. The average balance of deposits for the three months ended September 30, 2022 was $468.8 million with an average rate of 0.36% compared to the average balance of deposits of $478.0 million and an average rate of 0.41% for the three months ended September 30, 2021. The decrease in the average rate paid on and the average balance of deposits was primarily due to the maturity of higher rate time deposits since September 30, 2021.

Interest expense on long-term debt increased by $22,000, or 18.5%, to $141,000 for the three months ended September 30, 2022 when compared to the three months ended September 30, 2021 primarily due to an increase in the average rate paid on advances from the FHLBNY. The increase in average rate paid was primarily due to the increase in borrowing rates during 2022. The average balance of advances from the FHLBNY for the three months ended September 30, 2022 was $25.0 million with an average rate of 2.24% compared to an average balance of $24.2 million and an average rate of 1.96% for the three months ended September 30, 2021.

Provision for Loan Losses. There was no overall provision to the allowance for loan losses recorded during the three months ended September 30, 2022 and 2021. The existing reserves adequately covered the risks inherent in the loan portfolio.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

During the three months ended September 30, 2022, the Company recorded provisions for certain categories of loan types, which were offset by loan recoveries and other activity in its allowance for loan losses. Specifically, the Company recorded a net provision of $45,000 for commercial real estate and construction – commercial loans. This consisted of a $118,000 provision in the general allowance due to an increase in commercial real estate and construction – commercial loans during the three months ended September 30, 2022, driven by organic loan growth in these loan categories. It also included a $42,000 increase in general allowance due to an increase in criticized and classified commercial real estate loans during the three months ended September 30, 2022. The net provision was partially offset by a $115,000 recovery on a previously impaired commercial real estate loan during the three months ended September 30, 2022. A $23,000 net credit provision was recorded for one-to four-family, home equity, commercial business loans and consumer loans that primarily reflected adjustments to certain qualitative factors and an increase in classified loans for these loan types during the three months ended September 30, 2022. A $22,000 credit provision was recorded for the unallocated category of loan losses to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

During the three months ended September 30, 2021, the Company recorded provisions for certain categories of loan types, which were offset by loan recoveries and other activity in its allowance for loan losses. Specifically, the Company recorded a net credit provision of $168,000 for commercial real estate and construction – commercial loans. This consisted of a $309,000 credit provision for one classified commercial real estate loan due to receipt of a partial curtailment on the principal balance. It also included a $252,000 decrease in general allowance due to the net payoff of commercial real estate construction loans during the three months ended September 30, 2021. These credit provisions were partially offset by a $393,000 provision related to adjustments to certain qualitative factors for commercial real estate and construction – commercial loans. A $111,000 net provision was recorded for one-to four-family, home equity and consumer loans that primarily reflected adjustments to certain qualitative factors for these loan types, partially offset by net loan recoveries during the three months ended September 30, 2021. A $29,000 net credit provision was recorded for commercial business loans which primarily reflected adjustments to certain qualitative factors for this loan type. An $86,000 unallocated provision was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio. Refer to Note 5 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-Interest Income. Non-interest income decreased by $39,000, or 5.5%, to $668,000 for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease was primarily due to a $69,000 decrease in gains on the sale of residential mortgage loans due to the impact of a rising interest rate environment, a lower volume of loans sold, and less income earned per loan at time of sale. The decrease was also due to a $38,000, or 36.5%, decrease in earnings on bank owned life insurance during the three months ended September 30, 2022 as compared to the prior year period primarily due to the impact of lower market values on the underlying investments associated with separate account holdings. The decrease in non-interest income was partially offset by a $66,000 increase in unrealized gains on interest rate swaps due to an increase in long-term interest rates during the three months ended September 30, 2022 as compared to the same period in the prior year.

Non-Interest Expense. Non-interest expense increased by $376,000, or 8.4%, to $4.9 million for the three months ended September 30, 2022 as compared to $4.5 million for the three months ended September 30, 2021. Salary and employee benefits expense increased $129,000, or 5.4%, primarily due to annual salary increases and increases in employee benefits. Professional services increased $108,000, or 23.8%, primarily due to an increase in consulting expenses during the third quarter of 2022. Other expenses increased $138,000, or 60.5%, primarily due to an increase in capital-based taxes as a result of tax refunds recorded in the same period in 2021.

Income Taxes Expense. Income tax expense was $372,000 for the three months ended September 30, 2022, an increase of $13,000, or 3.6%, as compared to $359,000 for the three months ended September 30, 2021. The increase in income tax expense was primarily due to an increase in income before taxes. The effective tax rate for the three months ended September 30, 2022 and 2021 was 17.4% and 17.5%, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and 2021

General. Net income was $4.5 million for the nine months ended September 30, 2022, or $0.77 per diluted share, an increase of $144,000, or 3.3%, compared to net income of $4.4 million, or $0.74 per diluted share, for the nine months ended September 30, 2021. Net income for the nine months ended September 30, 2022 reflected a $1.3 million increase in net interest income and a $150,000 decrease in provision for loans losses, which was partially offset by a $1.1 million increase in non-interest expense, a $90,000 decrease in non-interest income and a $32,000 increase in income tax expense when compared to the nine months ended September 30, 2021.

Interest Income. Interest income increased by $592,000, or 3.2%, to $19.3 million for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021. Loan interest income increased by $326,000, or 1.9%, to $17.6 million for the nine months ended September 30, 2022 as compared to the prior year period. The average balance of loans for the nine months ended September 30, 2022 was $537.8 million with an average yield of 4.36% compared to the average balance of loans of $535.9 million and an average yield of 4.30% for the nine months ended September 30, 2021. The increase in the average yield was primarily due to an increase in interest rates since September 30, 2021

Investment interest income increased $153,000, or 11.0%, to $1.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a $5.2 million, or 6.6%, increase in the average balance of the investment portfolio from $78.8 million for the nine months ended September 30, 2021 to $84.0 million for the nine months ended September 30, 2022. The increase in the average balance was primarily due to purchases of higher yielding securities which largely consisted of municipal bond and mortgage backed securities, partially offset by securities paydowns and redemptions of callable municipal bonds. The average yield was 2.45% for the nine months ended September 30, 2022 as compared to 2.36% for the nine months ended September 30, 2021. The increase in the average yield was primarily due to an increase in interest rates since September 30, 2021.

Other interest income increased by $113,000, or 452%, to $138,000 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The average yield increased to 0.74% for the nine months ended September 30, 2022 from 0.08% for the nine months ended September 30, 2021, while the average balance of other interest earning assets decreased from $43.7 million for the nine months ended September 30, 2021 to $24.9 million for the nine months ended September 30, 2022. The increase in the average yield on other interest earning assets was primarily due to higher average rates earned on excess funds, as a result of the increase in short term market interest rates since September 30, 2021. The decrease in the average balance of other interest earning assets was primarily due to the use of excess funds to fund loan originations.

Interest Expense. Interest expense decreased $661,000, or 30.7%, to $1.5 million for the nine months ended September 30, 2022 compared to $2.2 million for the nine months ended September 30, 2021 primarily due to a decrease in interest paid on deposits. Interest paid on deposits decreased by $609,000, or 35.7%, to $1.1 million for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021. The decrease in interest expense on deposits was primarily due to a 48 basis points decrease in the average interest rate paid on time deposits and a $19.1 million, or 12.4%, decrease in average balance of time deposits for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The average balance of deposits for the nine months ended September 30, 2022 was $474.0 million with an average rate of 0.31% compared to the average balance of deposits of $473.2 million and an average rate of

0.48% for the nine months ended September 30, 2021. The decrease in the average rate paid on deposits was primarily due to the maturity of higher rate time deposits since September 30, 2021.

Interest expense on long-term debt decreased by $47,000, or 11.7%, to $354,000 for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021 primarily due to a decrease in the average balance of advances from the FHLBNY. The average balance of advances from the FHLBNY for the nine months ended September 30, 2022 was $23.0 million with an average rate of 2.05% compared to an average balance of $27.0 million and an average rate of 1.98% for the nine months ended September 30, 2021. The decrease in average balance was due to the Company paying off maturing debt with excess cash on hand since September 30, 2021.

Provision for Loan Losses. A $500,000 provision to the allowance for loan losses was recorded during the nine months ended September 30, 2022 compared to $650,000 for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company’s provision for loan losses was primarily due to an increase in commercial real estate and construction – commercial loan balances when compared to the same period in 2021. The provision for the nine months ended September 30, 2021 was primarily due to a specific reserve associated with the downgrade and impairment of one commercial real estate loan and general reserves for loan originations during the period.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

During the nine months ended September 30, 2022, the Company recorded a net provision of $439,000 for commercial real estate and construction – commercial loans. This consisted of a $624,000 provision in general allowance due to an increase in commercial real estate and construction – commercial loans during the nine months ended September 30, 2022, driven by organic loan growth in these loan categories. It also included a $84,000 increase in general allowance due to an increase in criticized and classified commercial real estate loans during the nine months ended September 30, 2022. This provision was partially offset by a $269,000 recovery on previously impaired commercial real estate loans during the nine months ended September 30, 2022. A $53,000 net credit provision was recorded for commercial business loans primarily due to a decrease in criticized and classified loans for this loan type. The net credit provision for commercial business loans was partially offset by an increase in unclassified loans for this loan type as a result of loan originations during the nine months ended September 30, 2022. A $176,000 net provision was recorded for one-to four-family, home equity and consumer loans that primarily reflected adjustments to certain qualitative factors and an increase in classified loans for these loan types during the nine months ended September 30, 2022. A $62,000 credit provision was recorded for the unallocated category of loan losses to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

During the nine months ended September 30, 2021, the Company recorded a $642,000 net provision for commercial real estate and construction – commercial loans. This consisted of a $426,000 provision for a charge-off related to one commercial real estate loan during the period. The remaining provision was primarily related to adjustments to certain qualitative factors for commercial real estate and construction – commercial loans during the nine months ended September 30, 2021. A $110,000 net provision was recorded for one-to four-family, home equity and consumer loans that primarily reflected adjustments to certain qualitative factors for these loan types, partially offset by net loan recoveries for these loan types during the nine months ended September 30, 2021. A $144,000 net credit provision was recorded for commercial business loans which reflected a $69,000 credit allowance to account for a $115,000 decrease in criticized and classified commercial business loans and adjustments to certain qualitative factors. Furthermore, a $75,000 credit allowance to account for a $3.4 million decrease in outstanding commercial business loans, excluding PPP loans, during the nine months ended September 30, 2021 was recorded. A $42,000 unallocated provision was recorded to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

Refer to Note 5 of the Notes to the Consolidated Financial Statements for additional details on the provision for loan losses.

Non-Interest Income. Non-interest income decreased by $90,000, or 4.1%, to $2.1 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease was primarily due to a $296,000 decrease in gains on the sale of residential mortgage loans due to the impact of a rising interest rate environment, a lower volume of loans sold, and less income earned per loan at time of sale. The decrease was also due to a $51,000, or 16.3%, decrease in earnings on bank owned life insurance primarily due to the impact of lower market values on the underlying investments associated with separate account holdings and a $38,000, or 76.0%, decrease in recoveries on previously impaired securities during the nine months ended September 30, 2022 as compared to the prior year period. The decrease in non-interest income was partially offset by a $223,000 increase in unrealized gains on interest rate swaps due to an increase in long-term interest rates during the nine months ended September 30, 2022. The decrease was also partially offset by a $69,000, or 9.0%, increase in service charges and fees during the nine months ended September 30, 2022 as compared to the prior year period as a result of an increase in fees earned on deposit accounts.

Non-Interest Expense. Non-interest expense increased by $1.1 million, or 8.9%, to $14.0 million for the nine months ended September 30, 2022 as compared to $12.8 million for the nine months ended September 30, 2021. Salary and employee benefits expense increased $652,000, or 9.7%, primarily due to a $383,000 decrease in deferred salaries associated with a decrease in the number of loans originated during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021. This increase was also due to annual salary increases and increases in employee benefits. Other expenses increased $413,000, or 47.5%, primarily due to increases in capital-based taxes, telephone, loan and foreclosure related expenses. Occupancy and equipment increased $225,000, or 11.0%, primarily due to an increase in maintenance contracts and equipment expenses related to the core processing system conversion completed in the third quarter of 2021 and the conversion to a cloud-based computing system in the second quarter of 2022. The increase in total non-interest expenses was partially offset by lower expenses for data processing, advertising, postage and supplies during the nine months ended September 30, 2022 when compared to the same period in 2021.

Income Taxes Expense. Income tax expense was $916,000 for the nine months ended September 30, 2022, an increase of $32,000, or 3.6%, as compared to $884,000 for the nine months ended September 30, 2021. The increase in income tax expense was primarily due to an increase in income before taxes. The effective tax rate for the nine months ended September 30, 2022 and 2021 was 16.9% and 16.8%, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions, and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of September 30, 2022, the maximum amount that we can borrow from the FHLBNY was $119.2 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At September 30, 2022, we had outstanding advances under this agreement of $25.0 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $12.1 million and a fair value of $9.8 million as of September 30, 2022. There were no balances outstanding with the Federal Reserve Bank at September 30, 2022. We have also established lines of credits with correspondent banks for $42.0 million, of which $40.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of September 30, 2022.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the nine months ended September 30, 2022, we originated loans of approximately $124.6 million as compared to approximately $109.1 million of loans originated during the nine months ended September 30, 2021. Loan originations exceeded principal repayments and other deductions during the first nine months of 2022 by $45.0 million. Purchases of investment securities totaled $6.1 million and $21.3 million during the nine months ended September 30, 2022 and 2021, respectively. These activities were funded primarily through deposit growth, principal payments received on loans and securities, borrowings and cash reserves.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $583.4 million at September 30, 2022, as compared to $593.2 million at December 31, 2021. Approximately $64.5 million of time deposit accounts are scheduled to mature within one year as of September 30, 2022. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. The marginal cost of new funding, however, whether from deposits or borrowings from the FHLBNY, will be carefully considered as we monitor our liquidity needs. Therefore, in order to manage our cost of funds, we may consider additional borrowings from the FHLBNY in the future.

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

As of September 30, 2022, the Bank was considered a “qualifying community bank” and its Community Bank Leverage Ratio was 12.20% so it was deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.

Off-Balance Sheet Arrangements

Other than loan commitments and two interest rate swap agreements that are not designated as hedging instruments, as previously noted, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 7 in the Notes to our Consolidated Financial Statements for a summary of loan commitments outstanding as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended September 30, 2022:

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1 through July 31, 2022	-	$-	-	30,626
August 1 through August 31, 2022	-	-	-	30,626
September 1 through September 30, 2022	-	-	-	30,626
Total	-	$-	-	30,626

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

LAKE SHORE BANCORP, INC.
(Registrant)

November 14, 2022	By:	/s/ Daniel P. Reininga
Daniel P. Reininga
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial Officer)

November 14, 2022	By:	/s/ Steven W. Schiavone
Steven W. Schiavone
Controller
(Principal Accounting Officer)