Form 10-K
period 2022-12-31
LAKE SHORE BANCORP, INC.
filed 2023-03-31
CIK 1341318

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022 was $23,756,268 based on the per share closing price as of June 30, 2022 on the Nasdaq Global Market for the registrant’s common stock, which was $14.00.

There were 5,695,088 shares of the registrant’s common stock, $.01 par value per share, outstanding at March 23, 2023.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders	III

PART I

Item 1. Business.

Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on Lake Shore Bancorp, Inc.’s current expectations regarding its business strategies, intended results and future performance. Words such as anticipates, expects, intends, plans, believes, estimates and variations of such words and expressions are intended to identify forward-looking statements. Such statements reflect management's current views of future events and operations. These forward-looking statements are based on information currently available as of the date of this report. It is important to note that these forward-looking statements are not guarantees of future performance and involve and are subject to significant risks, contingencies, and uncertainties, many of which are difficult to predict and are generally beyond our control. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, compliance with the Bank’s Consent Order and an Individual Minimum Capital Requirement both issued by the Office of the Comptroller of the Currency, data loss or other security breaches, including a breach of our operational or security systems, policies or procedures, including cyber-attacks on us or on our third party vendors or service providers, economic conditions, the effect of changes in monetary and fiscal policy, inflation, unanticipated changes in our liquidity position, climate change, increased unemployment, deterioration in the credit quality of the loan portfolio and/or the value of the collateral securing repayment of loans, reduction in the value of investment securities, the cost and ability to attract and retain key employees, regulatory or legal developments, tax policy changes, and our ability to implement and execute our business plan and strategy and expand our operations. These factors should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements, as our financial performance could differ materially due to various risks or uncertainties. We do not undertake to publicly update or revise our forward-looking statements if future changes make it clear that any projected results expressed or implied therein will not be realized.

General

Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” the “Company,” “us,” or “we”) operates as a mid-tier, federally chartered savings and loan holding company for Lake Shore Savings Bank (“Lake Shore Savings” or the “Bank”). A majority of Lake Shore Bancorp’s issued and outstanding common stock (63.7% as of December 31, 2022) is held by Lake Shore, MHC (the “MHC”), a federally chartered mutual holding company, which serves as the parent company to Lake Shore Bancorp. The remaining shares of common stock are owned by public stockholders and Lake Shore Saving Bank’s Employee Stock Ownership Plan (“ESOP”). Our common stock is traded on the Nasdaq Global Market under the symbol “LSBK”. Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Savings include Lake Shore Bancorp and Lake Shore Savings on a consolidated basis.

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

Lake Shore Savings Bank’s principal business consists of attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations, primarily in commercial real estate loans, one- to four-family residential mortgage loans, home equity lines of credit and, to a lesser extent, commercial business loans, consumer loans, and investment securities. Our revenues are principally derived from interest earned on our loans and investment securities. Our primary sources of funds for lending and investments are deposits, borrowings, brokered deposits, receipts of principal and interest payments on loans and securities, proceeds from sales of loans or securities, maturities and calls of investment securities and income resulting from operations in prior periods.

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

Our geographic market area for loans and deposits is principally located within Erie and Chautauqua Counties, within Western New York. As of the most recent United States Census Bureau population census as of July 1, 2021, Erie and Chautauqua Counties had an estimated combined population of approximately 1.0 million. Our market area is bounded by Lake Erie to the west and Canada to the north, and includes the city of Buffalo, the second largest metropolitan area in the State of New York by population. The market area includes 11 hospitals, a medical school and a major cancer research and treatment facility, along with a centralized medical campus to cultivate clinical care, research, education and entrepreneurship. The area has several colleges and universities, community colleges and various vocational and technical schools. Western New York is home to professional sports franchises and an international airport. The area hosts a broad diversity of industry, commercial establishments and financial institutions as well as a skilled and productive workforce.

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

The Erie County region and the City of Buffalo experienced strong economic expansion prior to the onset of the COVID-19 pandemic, including major growth in the health care and education sectors, and resurgence in the central business district, which has led to an influx of private investment in development of hotels and housing in the downtown sector. The Buffalo Niagara Medical Campus has grown significantly with the construction of a new children’s hospital, expansion of an existing cancer/research hospital and construction of a new medical school by the State University of New York at Buffalo. Development on the waterfront has centered on redevelopment of property for mixed use, including public access and private development that includes office space, ice rinks, hotels and restaurants. There has also been an increased interest in innovative start-up companies, driven by the investment of 43North, which holds an annual competition enhanced by significant funding to attract innovative start-up companies to relocate to Buffalo, NY. This type of economic development has had a positive impact on the small business and middle-market customers that we focus on and we believe we will be able to capitalize on opportunities created by this economic growth. Although the COVID-19 pandemic slowed down certain aspects of economic development and economic activity during 2020 through 2022, the regional economy remains diversified, the housing market remains strong and various commercial and housing development projects continue to move forward. The lending opportunities in our market area remain dynamic and we believe that such activity will continue.

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

Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, online retail mortgage lenders and other financial service companies. The most direct competition for deposits comes from commercial banks, savings banks, credit unions, and online banks. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies. We are significantly smaller than many of the financial institution competitors in our market area. Some of our competitors are not subject to the same degree of regulation as that imposed on federal savings banks or federally insured institutions, and these other institutions may be able to price loans and deposits more aggressively. Competition for deposits, for the origination of loans and the provision of other financial services may limit the Company’s growth and adversely impact its profitability in the future.

We expect competitive pressure to remain intense primarily due to technological advances and the continuing trend of consolidation in the financial services industry. Technological advances have lowered barriers to entry in our local market area by allowing banks to expand their geographic reach by providing services over the internet and have made it possible for non-depository institutions, including fintech companies, to offer products and services that have traditionally been provided by banks. We believe the primary factors in competing for deposits and loans is through personalized service, knowledge of the local market area and its economy, local decision making, technological convenience via mobile and online banking and active participation and support of the communities we serve.

Lending Activities

General. Our principal lending activity is the origination of fixed rate and adjustable rate mortgage loans collateralized by commercial and residential real estate primarily located within our market area. The Bank also originates commercial business loans, home equity loans and consumer loans. We retain the majority of loans that we originate. However, we may sell residential mortgage loans into the secondary market, with retention of servicing rights, in order to manage interest rate and liquidity risk when deemed appropriate. Additional efforts to manage interest rate risk include the origination of shorter-term, adjustable rate loans.

The loan portfolio composition table is set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report.

Loan Maturity. The following tables presents the contractual maturity of our loans at December 31, 2022 and sets forth our fixed and adjustable rate loans at December 31, 2022, that are contractually due after December 31, 2023. The table does not include the effect of prepayments or scheduled principal amortization. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Real Estate				Other Loans
	Residential, One- to Four-Family(1)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$101	$1,031	$2,875	$7,134	$8,939	$743	$20,823
After one year through five years	2,222	2,498	69,586	8,106	5,204	474	88,090
After five year through 15 years	33,468	36,647	231,255	7,678	5,433	-	314,481
Beyond 15 years	140,113	12,881	321	-	-	-	153,315
Total	$175,904	$53,057	$304,037	$22,918	$19,576	$1,217	$576,709

Interest rate type on amounts due after one year:
Fixed rate	$171,934	$4,975	$82,996	$1,106	$8,600	$474	$270,085
Adjustable rate	3,869	47,051	218,166	14,678	2,037	-	285,801
Total	$175,803	$52,026	$301,162	$15,784	$10,637	$474	$555,886

(1)Includes one- to four-family construction loans.

The following table presents our loan originations, purchases, sales, and principal repayments for the years indicated.

	For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Total Loans:
Balance outstanding at beginning of year	$519,779	$526,632
Originations:
Real estate loans:
Residential, one- to four-family(1)	39,991	50,081
Home equity	20,833	20,457
Commercial	48,031	47,333
Construction – Commercial	40,149	28,036
Other loans:
Commercial(2)	7,607	21,971
Consumer	631	731
Total originations	157,242	168,609
Deduct:
Principal repayments:
Real estate loans	86,805	121,207
Commercial and consumer loans	11,909	40,255
Total principal repayments	98,714	161,462
Transfers to foreclosed real estate	216	258
Loan sales - SONYMA(3) & FHLMC(4)	1,309	13,264
Loans charged off	73	478
Total deductions	100,312	175,462
Balance outstanding at end of year	$576,709	$519,779

(1)Includes one- to four-family construction loans.

(2)The 2021 loan originations include the origination of $11.4 million of Paycheck Protection Program (“PPP”) loans which are 100% guaranteed by the Small Business Administration (“SBA”).

(3)State of New York Mortgage Agency.

(4)During 2022 and 2021, we sold $1.0 million and $13.0 million, respectively, of long-term fixed rate residential mortgage loans with low yields to the Federal Home Loan Mortgage Corporation (“FHLMC”) in order to offset long-term interest rate risk.

Commercial Real Estate Loans. We remained focused on originating commercial real estate loans and have assembled a strong team of loan officers to grow this portfolio. As such, the Bank’s primary lending activity is the origination of commercial real estate loans to finance the purchase of real property or to refinance real property. Real property generally consists of developed real estate, such as office buildings, warehouses, retail properties, mixed use properties, self-storage units and multi-family apartment complexes and is typically held as collateral for the loan. For the majority of our commercial real estate loan portfolio, the collateral is primarily located within the Bank’s primary market area. At December 31, 2022, commercial real estate loans totaled $304.0 million and represented 52.7% of the Bank’s total loan portfolio. Commercial real estate loans that are collateralized by multi-family apartment complexes made up 47.4% of the commercial real estate loan portfolio as of December 31, 2022 and totaled $156.2 million. In underwriting commercial real estate loans, consideration is given to historic and expected net operating income generated by the real estate; the age and condition of the collateral; the financial resources and income level of the borrower and any guarantors; current and projected occupancy levels; location of the property; and the borrower’s business experience. Our commercial real estate loans are appraised by third party independent appraisers approved by the board of directors. Personal guarantees are typically obtained from commercial real estate borrowers.

We originate a variety of fixed and adjustable-rate commercial real estate loans generally for terms of five to 10 years and payments based on an amortization schedule of up to 20 to 25 years. Adjustable-rate loans are typically based on an index such as the prime rate or the FHLBNY advance rates with an added spread based on the type, size and risk of the loan. The rate is typically fixed for the first five years of the loan. Some adjustable-rate loans are subject to an interest rate floor. We typically lend up to a maximum loan-to-value ratio of 50% to 80% depending on the type and condition of the property being financed. Commercial real estate loans require a minimum debt service coverage ratio ranging from 1.15 to 1.50 depending on the type of property being financed and the strength of the personal guarantees of the owners. Fixed rate loans are typically subject to prepayment premiums if the loan is paid off within five years of origination and prior to the scheduled maturity.

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

These loans typically have a construction period of up to 24 months or longer, whereby draws are taken and interest only payments are made. As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds. Interest rates on disbursed funds are based on the rates and terms set at closing. The majority of our commercial real estate construction loans are variable rate loans with rates tied to the prime rate, plus a premium. A floor rate may also be established in conjunction with a variable rate loan. A minimum of interest only payments on disbursed funds must be made on a monthly basis during the construction period. At the end of the construction period, the loan may convert to a commercial real estate mortgage. At December 31, 2022, construction loans totaled $22.9 million, or 4.0% of the total loan portfolio.

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

One- to Four-Family Residential Mortgage Lending. At December 31, 2022, our one- to four-family residential loans (including residential construction loans) totaled $175.9 million and represented 30.5% of the total loan portfolio. Our residential mortgage loan originations are obtained from customers, residents of our local communities or referrals from local real estate agents, brokers, attorneys, or builders. The majority of residential loans originated are fixed rate loans; although we do offer adjustable rate loan products to our customers. Lake Shore Savings has historically retained the majority of residential mortgage loans that it originates. This may increase Lake Shore Savings exposure to interest rate risk with the recent increases in market interest rates, because the yield earned on fixed-rate assets would remain fixed, while the rates paid by Lake Shore Savings for deposits and borrowings may increase, which could result in lower net interest income. In an effort to manage interest rate risk, the Bank has begun in recent years to sell long term, lower yielding, fixed rate residential mortgages at origination in the secondary market, with servicing retained.

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

Our residential lending policies and procedures ensure that the majority of one- to four-family residential mortgage loans generally conform to secondary market guidelines, although we also originate non-conforming loans. We underwrite all conforming loans (i.e. loans with less than a $647,200 loan balance during 2022) using the criteria required by the Federal Home Loan Mortgage Corporation (“FHLMC”). We originate one- to four-family residential mortgage loans with a loan-to-value ratio up to 100%, and up to 101% with our United States Department of Agriculture (“USDA”) Rural Development Guaranteed Loan Program (“GLP”) mortgage loan product. Mortgages originated with a loan-to-value ratio exceeding 80% normally require private mortgage insurance.

During 2022, we sold $1.3 million of fixed rate, conforming long-term residential mortgage loans with low yields at the time of origination in order to manage interest rate risk. We may also offer loans through programs offered by the State of New York Mortgage Agency (“SONYMA”) which are originated for sale. We retain all servicing rights for one- to four-family residential mortgage loans that we sell.

We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We originate jumbo loans with fixed-rates and terms of up to 30 years. At December 31, 2022, jumbo loans totaled $8.0 million, or 4.6% of the one- to four-family residential mortgage portfolio. Jumbo loans carry greater risk than conforming loans as there are a limited number of potential buyers for this type of real estate which results in greater price volatility. As a result, these loan types are subject to more conservative underwriting requirements.

We originate one- to four-family mortgage loans on non-owner occupied properties that the borrower holds for investment purposes. These loans have a higher interest rate and shorter term than loans for an owner-occupied property. The loans typically have a fixed interest rate, terms up to 25 years and a loan to value ratio up to 75%. As of December 31, 2022 these loans represented $19.4 million or 11.0% of the one- to four-family residential mortgage portfolio.

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

Home Equity Loans and Lines of Credit. We currently provide all-in-one home equity lines of credit and have provided home equity loans in the past to our customers. Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. At December 31, 2022, home equity loans and lines of credit totaled $53.1 million and represented 9.2% of the total loan portfolio. The all-in-one home equity line of credit must have a minimum line amount of $5,000 up to a maximum of 90% of the total loan-to-value ratio for qualified borrowers. The all-in-one home equity line of credit product has interest rates tied to the prime rate and generally have a 15 year draw period and a 15 year payback period. Since 2010, our adjustable rate home equity loans include limits on decreases in the interest rate of the loan. The decrease in the interest rate may not be below the “floor” rate established at the time of origination. A customer has the option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest. As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount. All-in-one home equity lines of credit have 30 year maximum terms.

Home equity loans can be affected by economic conditions and the value of the underlying property. Home equity loans may have increased risk of loss if the Company does not hold the first mortgage resulting in the Company being in a secondary position in the event of collateral liquidation. At December 31, 2022, home equity loans and lines of credit where the Company does not hold the first mortgage represented 31.3% of the outstanding principal within our home equity loan portfolio. During periods of rising interest rates, the risk of default on home equity loans may increase due to the increase of interest cost to the borrower.

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

Commercial Loans. In addition to commercial real estate loans, we also engage in commercial business lending, (also known as C&I lending) primarily to small businesses. A commercial business loan may be a business installment loan, line of credit, or other commercial loan. At December 31, 2022, commercial business loans totaled $19.6 million, or 3.4% of the total loan portfolio. Most of our commercial business loans have fixed interest rates, and are for terms generally not in excess of five years. In underwriting commercial business loans, consideration is typically given to the financial condition and the debt service coverage capabilities of the borrower/operating entity, projected cash flows and collateral value. Whenever possible, we collateralize these loans with a first lien on general business assets and a specific lien on the equipment being purchased and require personal guarantees from principals of the borrower. We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, real estate, purchases or improvements, working capital, vehicle purchases, and the refinancing of existing corporate debt.

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

Consumer Loans. To a lesser extent, we offer a variety of consumer loans. At December 31, 2022, consumer loans totaled $1.2 million, or less than 1% of the total loan portfolio. Generally, the volume of consumer lending has declined as borrowers have opted for home equity lines of credit, which have lower interest rates. The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit. Our consumer loan portfolio also consists of vehicle loans, loans secured by certificates of deposit, secured and unsecured property improvement loans, and other secured loans.

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

Loan Participations. From time to time, we may originate a commercial real estate loan or commercial business loan which may exceed our internal lending or concentration limits and sell a portion of the loan to another community bank. The participating bank is typically located in New York State and its lending team is known by our commercial lenders. This allows our Bank to meet the needs of its customers and comply with its internal lending limits. In some instances, we may purchase participation interests in loans where we are not the lead lender. In both of these circumstances, we follow our customary loan underwriting and approval policies. We have strong relationships with other community banks in our primary market area that may desire to purchase participations, and we may increase our sales of participations in the future, if deemed appropriate. At December 31, 2022, our sold participations in commercial real estate and commercial business loans totaled $20.7 million and $258,000, respectively, all of which were collateralized by properties or business assets within our primary market area in Western New York. We may also purchase commercial real estate loan or commercial business loan participations in the future if deemed appropriate and at December 31, 2022, our purchased participations all in commercial business loans totaled $230,000. All of the Bank’s loan participations are collateralized by properties or business assets within our primary market area.

Loan Approval Procedures and Authority. Our lending policies are approved annually by our Board of Directors. Branch managers have the authority to originate home equity or consumer loans up to amounts approved by the Board of Directors. Home equity loans and consumer loans secured by real estate in excess of $25,000 and all one- to four-family residential mortgage loans up to $647,200 require approval by the Internal Residential Loan Committee; loans between $647,200 and $1.0 million, require approval of the Internal Residential Loan Committee and designated bank officers or loan committee member. Any of the above-mentioned loans with non-standard terms such as high loan-to-value ratios will require additional approval levels, up to and including approval by the board of directors. All non-commercial loans that are in excess of $1.0 million, require full Board approval.

Commercial Loan Officers have the authority to originate commercial real estate and commercial business loans up to amounts approved by the Board of Directors. Commercial loans with total one obligor credit in excess of $100,000 and up to $1.5 million require the approval of two members of the Internal Commercial Loan Committee, one of which must be a designated member of executive management. Commercial loans with total one obligor credit in excess of $1.5 million and up to $5.0 million require majority approval by the Board Loan Committee. Commercial loans with total obligor credit in excess of $5.0 million require full Board approval. Loans with exceptions require a higher approval level.

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

Real estate acquired as a result of foreclosure is classified as foreclosed real estate until such time as it is sold. We record foreclosed real estate at its fair value less estimated selling costs at the date of acquisition. If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property could be sold at the foreclosure sale (to an outside bidder). If not, and we retain the property, then we will sell the real property securing the loan as soon thereafter as practical. During 2020 and 2021, foreclosure proceedings were delayed as a result of COVID-19, by the State of New York and the various lending agencies such as Freddie Mac, USDA, and SONYMA. The majority of these agencies ended the foreclosure moratoriums during 2021, but the State of New York allowed for further payment deferrals if the borrower could prove a COVID-19 impact. The New York state foreclosure moratorium ended on January 15, 2022.

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

Refer to Part II, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and Part IV, Financial Statements, Note 2 and Note 5 elsewhere in this report for additional details on nonperforming loans, impaired loans and TDRs.

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

Regulations also provide for a “special mention” category (i.e. criticized loans), described as loans which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify loans as either substandard or doubtful, we set aside a loss reserve for such loans as we deem prudent. When we classify problem loans as loss, we typically charge-off the outstanding loan balance against the allowance for loan losses reserve. Our determination as to the classification of our loans and the amount of our loss allowances are subject to review by our regulators, which can require that we establish additional loss allowances. For further discussion on how management determines when a loan should be classified, refer to Note 5 in the consolidated financial statements located elsewhere in this report.

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

The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are considered impaired. For these loans an allowance is established when the discounted cash flows, collateral value or observable market price of an impaired loan is lower than the carrying value of the loan. Refer to Note 5 in the consolidated financial statements located elsewhere in this report for more information on our impaired loans. The general component covers all other loans and is based on historical loss experience adjusted for qualitative and environmental factors, as mentioned above. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses, such as downturns in the local economy. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the end of the years indicated. The allowance for loan losses allocated to each category is not necessarily indicative of inherent losses in any category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2022			2021
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$411	5.8%	30.5%	$383	6.3%	30.6%
Home equity	217	3.1%	9.2%	211	3.4%	9.2%
Commercial	5,398	76.4%	52.7%	4,377	71.5%	51.3%
Construction - Commercial	348	4.9%	4.0%	360	5.9%	4.2%
	6,374	90.2%	96.4%	5,331	87.1%	95.3%
Other loans:
Commercial	509	7.2%	3.4%	531	8.7%	4.4%
Consumer	47	0.7%	0.2%	32	0.5%	0.3%
	556	7.9%	3.6%	563	9.2%	4.7%
Total allocated	$6,930	98.1%	100.0%	$5,894	96.3%	100.0%
Total unallocated	135	1.9%		224	3.7%
Balance at end of year	$7,065	100.0%		$6,118	100.0%

(1)Includes one- to four-family construction loans.

For further discussion on how management evaluates its allowance for loan losses, refer to Note 5 in the consolidated financial statements located elsewhere in this report.

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

Our determination as to the classification of our investments is subject to review by our regulators. We regularly review our investment portfolio to determine whether any investments require classification in accordance with applicable regulations. Our review of our investment portfolio at December 31, 2022 resulted in two private-label asset-backed securities being classified, as the issuer may not have an adequate capacity to meet its financial commitments over the projected life of the investment or the risk of default by the obligor was possible, resulting in an expectation that the Bank would not receive the full and timely repayment of principal and interest as expected. These two securities had an amortized cost of $0 and an aggregate fair value of $96,000 at December 31, 2022. Five securities were evaluated for other-than-temporary impairment as of December 31, 2022. We concluded that no other than temporary impairment charges needed to be recorded during the years ended December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021, we recaptured $15,000 and $59,000 respectively, of prior year other-than-temporary impairment charges. The recaptured amounts are reflected in the “recovery on previously impaired investment securities” line item in the consolidated statements of income.

Bank Owned Life Insurance. The Bank owns several Bank Owned Life Insurance (“BOLI”) policies totaling $23.2 million and $22.9 million at December 31, 2022 and 2021, respectively. The purpose of these policies is to offset the costs of supplemental employee retirement benefit (“SERP”) plans promised to members of management and non-employee directors. Refer to Note 11 in the notes to the consolidated financial statements beginning on page F-1 of this report for more information on the SERP plans. The lives of certain key Bank employees and non-employee directors are insured, and Lake Shore Savings Bank is the sole beneficiary and will receive any benefits upon the employee or non-employee’s death. The policies were purchased from various life insurance companies. The design of the plan allows the cash value of the policy to be designated as an asset of the Bank. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on a quarterly, semi-annual or annual basis. The growth of the value of the asset will be recorded in non-interest income on the consolidated statements of income. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits, and competition. Our deposits are obtained from communities surrounding our branch offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits. We may also rely on brokers to obtain deposits for liquidity purposes. We are a participant in the IntraFi Network Deposits program. This program offers our depositors enhanced FDIC insurance coverage. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 was signed into law and as a result reciprocal deposits obtained via the IntraFi Network Deposits program are generally not considered brokered deposits. At December 31, 2022 and 2021, we had $8.1 million and $13.4 million of depositor funds placed in the IntraFi Network Deposits program. At December 31, 2022, we had $1.7 million of brokered deposits while there were no brokered deposits at December 31, 2021.

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

The following table presents our time deposit accounts categorized by interest rates which mature during each of the years set forth below and the amounts of such time deposits by interest rate at December 31, 2022 and 2021.

	Period to maturity at December 31, 2022				At December 31,
	Less than One	More than One Year to	More than Two Years to	More than Three
	Year	Two Years	Three Years	Years	2022	2021
	(Dollars in thousands)
Interest Rate Range
0.49% and below	$32,828	$10,958	$1,673	$184	$45,643	$69,113
0.50% to 0.99%	1,080	246	1,773	15,231	18,330	31,754
1.00% to 1.99%	10,406	3,947	6,972	7	21,332	31,144
2.00% to 2.99%	24,749	6,427	20,931	2	52,109	3,345
3.00% to 3.99%	7,573	3,042	30	2,992	13,637	2,007
4.00% to 4.99%	1,907	-	-	-	1,907	-
Total	$78,543	$24,620	$31,379	$18,416	$152,958	$137,363

At December 31, 2022 and 2021, time deposits with remaining terms to maturity of less than one year amounted to $78.5 million and $72.6 million, respectively.

At December 31, 2022 and 2021, we had $82.5 million and $106.8 million, respectively, in uninsured deposits in excess of the FDIC insurance limit of $250,000. At December 31, 2022, we had $28.3 million in time deposits with balances of $250,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$610
Over three months through six months	262
Over six months to twelve months	9,519
Over twelve months	17,898
Total	$28,289

Borrowings. The Company maintains borrowing arrangements in the form of lines of credit through the Federal Reserve Bank of NY as well as three other depository institutions. The Company may also obtain term borrowings from the FHLBNY. Our borrowings typically consist of a mix of short-term and long-term FHLBNY advances. At December 31, 2022 we had $12.6 million of short-term borrowings and $25.0 million of long-term debt from the FHLBNY. In comparison, we had $22.0 million of long-term debt from the FHLBNY at December 31, 2021.

Additional information regarding our deposits and borrowings are included in Notes 7 and 8 in the notes to our consolidated financial statements beginning on page F-1 of this report. Also, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information on sources of funds.

Subsidiary Activities

Lake Shore Savings Bank is the only subsidiary of Lake Shore Bancorp. Lake Shore Savings Bank has no subsidiaries.

Employees and Human Capital Resources

Our core values of “Putting People First and Helping our Customers, Energizing our Employees, Respecting our Stockholders and Serving our Communities” begins with our Bank employees and their well-being. As a community bank, our employees are integral to the establishment of personal relationships with each of our customers, and as such are critical to the success of our Company.

As of December 31, 2022, Lake Shore Savings Bank employed 113 full-time employees and 7 part-time employees. Lake Shore Savings employees are not represented by a collective bargaining unit. Management believes that it has good relations with its employees.

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

As part of our efforts to attract and retain employees, as well as support their health and well-being, we provide, in addition to competitive salaries, a comprehensive benefit package that provides health, dental, life, disability and other ancillary insurance benefits, as well as a generous paid time off policy. In addition, through our 401K, profit sharing and ESOP programs the Company facilitates the future financial well-being of its employees. Nearly all of our employees are stockholders in the Company through their participation in our Employee Stock Ownership Plan. Employee participation helps align employee and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates. These benefits, when combined with incentive compensation and bonus programs, serve as rewards for performance and as retention vehicles.

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

Certain of the regulatory requirements that are applicable to Lake Shore Savings, Lake Shore Bancorp and Lake Shore, MHC are described below. This description of statutes, regulations and other documents is not intended to be a complete explanation of such statutes, regulations and other documents and their effect on Lake

Shore Savings, Lake Shore Bancorp and Lake Shore, MHC and is qualified in its entirety by reference to the actual statutes, regulations and other documents.

Consent Order

Effective as of February 9, 2023, the Bank and the OCC entered into a Consent Order (the “Order”). The Order replaces the prior Agreement between the Bank and the OCC dated July 13, 2022 (“Written Agreement”), which has been terminated in connection with the entry into the Order. The Order provides, among other things, that the Bank will take the following actions within specified time frames as set forth in the Order:

•create a compliance committee to monitor and oversee the Bank’s compliance with the Order and submit monthly reports to the Board of Directors of the Bank and the OCC;

•develop, adopt, implement, and thereafter adhere to a program for corporate governance and Board oversight of the Bank’s operation and structure;

•establish, and review at least annually, the objectives by which senior executive officers’, as well as the Chief Technology Officer’s, the Information Security Officer’s, and the Bank Secrecy Act (“BSA”) Officer’s, effectiveness will be measured and prepare an annual written performance appraisal for each Bank senior executive officer evaluating the performance of such objectives;

•ensure that the Bank has competent management in place, review the capabilities, experience, qualifications and performance of the Bank’s management, including, but not limited to, the Chief Executive Officer, Chief Operating Officer, Chief Technology Officer, Information Security Officer and BSA Officer, and the Board will determine whether management changes should be made;

•if an officer will continue in his or her position, but the Board determines the officer’s depth of skills needs improvement, it will develop and implement a written program to improve the officer’s supervision and management of the Bank;

•submit to the OCC for review and prior written determination of no supervisory objection an acceptable written strategic plan for the Bank covering at least a three-year period;

•submit to the OCC for review an acceptable, comprehensive, written internal audit program that adequately assesses controls and operations to allow the Board and management to understand the sufficiency of the Bank’s internal controls program;

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

•adopt and implement the written automated clearing house risk management program previously given no supervisory objection by the OCC in connection with the Written Agreement;

•analyze the current BSA/AML risk profile and strategic direction of the Bank to determine the skills, experience, and expertise required of the Bank’s BSA Officer and develop a comprehensive job description detailing all the requirements and responsibilities of the BSA Officer role with such appointment of a BSA Officer subject to OCC non-objection;

•ensure that the Bank’s BSA Department maintains sufficient personnel with requisite expertise, training, skills, and authority to ensure the safe and sound operation of the Bank;

•develop, adopt, implement and ensure that the BSA Officer and any supporting staff receive training, and thereafter ensure the Bank’s adherence to a written system of internal controls reasonably designed to provide for ongoing compliance with BSA regulatory requirements, including appropriate suspicious activity monitoring and reporting;

•ensure that Bank management develops, implements, and thereafter maintains adherence to an enhanced written risk-based program of internal controls and processes to ensure compliance with OCC regulations to file suspicious activity reports (“SARs”);

•submit to the OCC for prior written determination of no supervisory objection, the name and qualifications of a proposed independent, third-party consultant to conduct a look-back review of certain medium and high risk activity over a six-month period and provide a written report on the Bank’s SARs monitoring, including a proposed scope and timeline for completion of the engagement;

•revise, develop, adopt, implement, and thereafter ensure the Bank’s adherence to expanded account opening policies and procedures for all accounts that pose greater than normal risk for compliance with the BSA;

•develop, adopt, implement, and thereafter ensure the Bank’s adherence to procedures for periodically reviewing, testing, and updating the Bank’s BSA/AML model risk assessments; and

•develop, adopt, implement, and thereafter ensure the Bank’s adherence to requirements for the periodic independent validation of the Bank’s BSA/AML systems to ensure the system is detecting potentially suspicious activity.

The foregoing description of the Order is qualified in its entirety by reference to the full Order which was included in a Form 8-K filed on February 15, 2023 with the Securities and Exchange Commission.

Troubled Condition Status

The Bank has been designated as being in “Troubled Condition” under the rules and regulations of the OCC. As a result of this designation, the Bank must notify the OCC at least 30 days prior to the addition or replacement of a board member, or the employment or change in responsibilities of anyone who is, who will become, or performs the duties of a senior executive officer. Furthermore, the Bank must file an application with, and receive the consent of, the OCC with the concurrence of the FDIC, prior to the Bank entering into any agreement to pay and prior to making certain severance payments to our directors, officers and employees.

Individual Minimum Capital Requirement

Pursuant to an Individual Minimum Capital Requirement, the Bank has been directed by the OCC to maintain a Tier 1 Leverage capital ratio of 10% and a Total Risk-Based capital ratio of 13%. In order to be considered “well-capitalized” by the OCC, a savings bank must maintain a Tier 1 Leverage capital ratio of 5% and a Total Risk-Based capital ratio of 10%. At December 31, 2022, the Bank’s Tier 1 Leverage capital ratio was 12.40% and its Total Risk-Based capital ratio was 18.09% and accordingly the Bank was in compliance with its Individual Minimum Capital Requirement and was considered well-capitalized.

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

Capital Requirements. Federal regulations require a federal savings bank to meet certain minimum capital standards. The minimum capital standards consist of a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets, a uniform leverage ratio of 4%, a Tier 1 capital to risk-weighted assets ratio of 6% of risk-weighted assets and a total capital ratio of at least 8% of risk-weighted assets. In order to be considered well-capitalized, the Bank must have a CET1 ratio of 6.5%, a Tier 1 ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%. The Bank is also required to meet an Individual Minimum Capital Requirement as described above. The regulatory standards require unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Lake Shore Savings Bank has exercised this one-time opt-out and therefore excluded unrealized gains and losses on certain “available-for-sale” securities holdings for purposes of calculating regulatory capital when applying the general rule. Additional restraints are also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests.

Capital definitions include:

•Common equity Tier 1 capital is generally defined as common stockholders’ equity, including retained earnings but excluding accumulated other comprehensive income.

•Tier 1 capital is generally defined as Common Equity Tier 1 capital and Additional Tier 1 capital.

•Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.

•Total capital includes Tier 1 capital and Tier 2 capital.

•Tier 2 capital is comprised of capital instruments and related surplus meeting specific requirements, and may include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have not exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Lake Shore Savings has exercised this one time opt-out election and does not include AOCI in its regulatory capital when applying the general rule.

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

Notwithstanding the foregoing, pursuant to the EGRRCPA, the OCC finalized a rule effective January 2020 that established a minimum community bank leverage ratio (tier 1 capital to average consolidated assets) of 9% for institutions under $10 billion in assets. An institution may elect to utilize the community bank leverage ratio in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized.

Effective January 1, 2020, the Bank elected to opt in and utilize the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 9% in 2022 requires the institution to comply with the generally applicable capital requirements.

At December 31, 2022, Lake Shore Savings’ capital exceeded the community bank leverage ratio of 9% and was considered to be well-capitalized.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized federal savings banks. For this purpose, a savings bank is placed in one of the following categories based on the savings bank’s capital:

•well-capitalized (at least 5% leverage capital, 6.5% common equity Tier 1 risk-based capital, 8% Tier 1 risk-based capital and 10% total risk-based capital or if applicable, a community bank leverage ratio of 9.0% for 2022);

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

At December 31, 2022, Lake Shore Savings met the criteria for being considered “well-capitalized.”

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account.

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

The Company’s Board of Directors has suspended quarterly dividend payments to the Company’s stockholders. The Board of Directors made this decision in order to focus the capital resources of the Company and the Bank on addressing the operational, compliance and governance items described in the Consent Order.

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single borrower in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2022, Lake Shore Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the QTL test must either convert to a commercial bank charter or operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for violation of law. At December 31, 2022, Lake Shore Savings Bank opted to utilize the HOLA QTL test and satisfied the requirements of this test for the entire 12-month period.

Liquidity. A federal savings institution is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 15% or greater.

Refer to Part II, Item 7 “Management Discussion and Analysis – Liquidity and Capital Resources” elsewhere in this report for additional details on liquidity.

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

At December 31, 2022, Lake Shore Savings is in compliance with Regulation O.

Cybersecurity. In addition to the provisions in the Gramm-Leach-Bliley Act relating to data security, the Company and its subsidiaries are subject to many federal and state laws, regulations and regulatory interpretations which impose standards and requirements related to cybersecurity. For example, federal regulatory statements regarding cybersecurity indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Additionally, the statements indicate that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Financial institutions that fail to observe this regulatory guidance on cybersecurity may be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal bank regulatory agencies issued a final rule requiring banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that rises to the level of a “notification incident,” as those terms are defined in the final rule, has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The final rule also requires bank service providers to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours. The rule was effective April 1, 2022, with compliance required by May 1, 2022.

Anti-Money Laundering and OFAC. Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations. The U.S. Department of the Treasury's Office of Foreign Assets Control, or "OFAC," is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities. The U.S. Treasury Department's Financial Crises Enforcement Network ("FinCEN") rules include customer due diligence requirements for banks, including a requirement to identify and verify the identity of beneficial owners of customers that are legal entities, subject to certain exclusions and exemptions.

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted in January 2021. The AMLA is intended to comprehensively reform and modernize U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement and investigation-related authority, including increasing available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. In June 2021, FinCEN issued the priorities for anti-money laundering and countering the financing of terrorism policy required under AMLA. The national priorities include: (i) corruption, (ii) cybercrime, (iii) terrorist financing, (iv) fraud, (v) transnational crime, (vi) drug trafficking, (vii) human trafficking and (viii) proliferation financing.

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

The FDIC imposes an assessment for deposit insurance on all depository institutions. The FDIC’s assessment system is based on each institution’s total assets less tangible capital and, for institutions of Lake Shore Savings’ asset size, ranges from 1.5 basis points to 30 basis points through December 31, 2022. Assessment rates are risk based and are based on a formula which uses financial measures and supervisory ratings derived from a statistical model estimating the probability of failure over three years.

The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by 2 basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size will range from 3.5 to 32 basis points.

As a result of the Consent Order described above, the Bank expects its deposit insurance assessments to increase in the near future.

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

Federal Home Loan Bank System. Lake Shore Savings is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Lake Shore Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2022, Lake Shore Savings was in compliance with this requirement.

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

Waivers of Dividends by Lake Shore, MHC. Federal regulations require federally-chartered mutual holding companies to give the Federal Reserve Board notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like Lake Shore, MHC, the Federal Reserve Board “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company. To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009. Lake Shore, MHC qualifies as a grandfathered mutual holding company. Federal regulations further provide that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form. The Federal Reserve Board has issued an interim final rule that also requires, as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived. The Company’s Board of Directors has suspended quarterly dividend payments to the Company’s stockholders. The Board of Directors made this decision in order to focus the capital resources of the Company and the Bank on addressing the operational, compliance and governance items described in the Order. Lake Shore, MHC will solicit its members (depositors of Lake Shore Savings Bank) to vote on future proposals to waive the MHC’s receipt of quarterly cash dividends when applicable. It is expected that Lake Shore, MHC will continue to waive future dividends, if the Company declares dividends to its stockholders in the future, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers. For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of Lake Shore Savings to make capital distributions to Lake Shore Bancorp and the waiver of dividends by Lake Shore, MHC.”

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

The registration under the Securities Act of 1933 of shares of the common stock in the initial stock offering does not cover the resale of the shares. Shares of the common stock purchased by persons who are not affiliates of Lake Shore Bancorp may be resold without registration. Shares purchased by an affiliate (generally officers, directors and principal stockholders) of Lake Shore Bancorp will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Lake Shore Bancorp meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Lake Shore Bancorp who complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three month period, the greater of 1% of the outstanding shares of Lake Shore Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks. Provision may be made in the future by Lake Shore Bancorp to permit affiliates to have their shares registered for sale under the Securities Act of 1933.

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

Risks Related To Regulatory Compliance

The Bank is a party to a Consent Order (the “Order”) with the OCC relating to information technology, security, automated clearing house program, audit, management, and BSA/AML deficiencies. Failure to comply with the Order may result in further regulatory enforcement actions. We expect that our non-interest expense will increase as a result of remediation actions we will take in order to comply with the requirements of the Order which may adversely affect our financial performance.

Effective as of February 9, 2023, the Bank and the OCC entered into the Order. The Order replaces the prior Agreement between the Bank and the OCC dated July 13, 2022 (“Written Agreement”), which has been terminated in connection with the entry into the Order. The Order provides, among other things, that the Bank will take the following actions within specified time frames as set forth in the Order:

•create a compliance committee to monitor and oversee the Bank’s compliance with the Order and submit monthly reports to the Board of Directors of the Bank and the OCC;

•develop, adopt, implement, and thereafter adhere to a program for corporate governance and Board oversight of the Bank’s operation and structure;

•establish, and review at least annually, the objectives by which senior executive officers’, as well as the Chief Technology Officer’s, the Information Security Officer’s, and the Bank Secrecy Act (“BSA”) Officer’s, effectiveness will be measured and prepare an annual written performance appraisal for each Bank senior executive officer evaluating the performance of such objectives;

•ensure that the Bank has competent management in place, review the capabilities, experience, qualifications and performance of the Bank’s management, including, but not limited to, the Chief Executive Officer, Chief Operating Officer, Chief Technology Officer, Information Security Officer and BSA Officer, and the Board will determine whether management changes should be made;

•if an officer will continue in his or her position, but the Board determines the officer’s depth of skills needs improvement, it will develop and implement a written program to improve the officer’s supervision and management of the Bank;

•submit to the OCC for review and prior written determination of no supervisory objection an acceptable written strategic plan for the Bank covering at least a three-year period;

•submit to the OCC for review an acceptable, comprehensive, written internal audit program that adequately assesses controls and operations to allow the Board and management to understand the sufficiency of the Bank’s internal controls program;

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

•adopt and implement the written automated clearing house risk management program previously given no supervisory objection by the OCC in connection with the Written Agreement;

•analyze the current BSA/AML risk profile and strategic direction of the Bank to determine the skills, experience, and expertise required of the Bank’s BSA Officer and develop a comprehensive job description detailing all the requirements and responsibilities of the BSA Officer role with such appointment of a BSA Officer subject to OCC non-objection;

•ensure that the Bank’s BSA Department maintains sufficient personnel with requisite expertise, training, skills, and authority to ensure the safe and sound operation of the Bank;

•develop, adopt, implement and ensure that the BSA Officer and any supporting staff receive training, and thereafter ensure the Bank’s adherence to a written system of internal controls reasonably designed to provide for ongoing compliance with BSA regulatory requirements, including appropriate suspicious activity monitoring and reporting;

•ensure that Bank management develops, implements, and thereafter maintains adherence to an enhanced written risk-based program of internal controls and processes to ensure compliance with OCC regulations to file suspicious activity reports (“SARs”);

•submit to the OCC for prior written determination of no supervisory objection, the name and qualifications of a proposed independent, third-party consultant to conduct a look-back review of certain medium and high risk activity over a six-month period and provide a written report on the Bank’s SARs monitoring, including a proposed scope and timeline for completion of the engagement;

•revise, develop, adopt, implement, and thereafter ensure the Bank’s adherence to expanded account opening policies and procedures for all accounts that pose greater than normal risk for compliance with the BSA;

•develop, adopt, implement, and thereafter ensure the Bank’s adherence to procedures for periodically reviewing, testing, and updating the Bank’s BSA/AML model risk assessments; and

•develop, adopt, implement, and thereafter ensure the Bank’s adherence to requirements for the periodic independent validation of the Bank’s BSA/AML systems to ensure the system is detecting potentially suspicious activity.

Management and the Bank’s Board of Directors are committed to promptly addressing the action items included in the Order. However, we may not be successful in complying fully with the provisions of the Order. The OCC will determine whether or not the provisions of the Order have been met. In the event we are in material non-compliance with the terms of the Order, the OCC has the authority to subject us to additional enforcement actions, such as civil money penalties and removal of directors and officers from their positions with the Bank. Moreover, the work required to comply with the Order may place a significant burden on management and internal resources of the Bank. Any significant diversion of management attention away from ongoing business and any reputational harm encountered during the process could affect the financial results of the Company. We expect that our non-interest expense will increase as a result of remediation actions we will take in order to comply with the requirements of the Order which may adversely affect our financial performance.

The Bank has been designated as being in “Troubled Condition” by the OCC. The Bank is subject to restrictions on its operations as a result of this designation.

The Bank has been designated as being in “Troubled Condition” under the rules and regulations of the OCC, which places restrictions on the Bank with respect to board members and senior executive officers, including adding or replacing board members or hiring senior executive officers, as well as on the Bank’s ability to enter into agreements that provide for, and to pay, certain severance payments to our directors, officers and employees. These restrictions may limit the Bank’s ability to expand its board and management team. For more information, see “Supervision and Regulation—Troubled Condition.”

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act and related regulations may subject us to fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Once such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of

Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers that open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. The Order cited the Bank’s failure to adequately develop, design and maintain our Bank Secrecy Act programs which could lead to additional sanctions and other negative actions, restrictions on conducting acquisitions or establishing new branches and other regulatory actions which would have serious reputational consequences for us, and which would have a material adverse effect on our business, financial condition or results of operations.

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

Our ability to pay dividends is subject to the ability of Lake Shore Savings to make capital distributions to Lake Shore Bancorp and the waiver of dividends by Lake Shore, MHC. The value of Lake Shore Bancorp’s common stock is significantly affected by our ability to pay dividends to our public stockholders. Our long-term ability to pay dividends to our stockholders is based primarily upon the ability of the Bank to make capital distributions to Lake Shore Bancorp, and also the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends. At this time, the payment of dividends to our stockholders has been suspended by our Board of Directors in order to focus the capital resources of the Bank on addressing the operational, compliance and governance deficiencies described in the Consent Order discussed herein.

In circumstances when the Bank is not operating under a consent order, it may distribute capital to Lake Shore Bancorp in an amount not exceeding net income for the current calendar period and the prior two calendar years under OCC safe harbor regulations. Our ability to pay dividends and the amount of such dividends is also affected by the ability of Lake Shore, MHC, our mutual holding company and majority stockholder of Lake Shore Bancorp, to waive the receipt of dividends declared by Lake Shore Bancorp. Lake Shore, MHC waived its right to receive most of its dividends on its shares of Lake Shore Bancorp since its inception in 2006. The ability to waive dividends meant that Lake Shore Bancorp had more cash resources to pay dividends to its public stockholders than if Lake Shore, MHC accepted such dividends. Lake Shore, MHC is now required to obtain a waiver from the Federal Reserve Board allowing it to waive its right to dividends.

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

It is expected that Lake Shore, MHC will continue to waive future dividends, if the Company declares dividends to its stockholders in the future, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers.

While Lake Shore, MHC is grandfathered for purposes of the dividend waiver provisions of Regulation MM and has complied with all additional requirements imposed, we cannot predict whether the Federal Reserve Board will grant a dividend waiver request and, if granted, there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as Lake Shore, MHC. If Lake Shore, MHC is unable to waive the receipt of dividends, our ability to pay dividends to our stockholders may be substantially impaired and the amounts of any such dividends may be significantly reduced.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect our financial condition and results of operations. We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. The Bank is also subject to an Individual Minimum Capital Requirement as described above. We may at some point, however, need to raise additional capital to support continued growth or be required by our regulators to increase our capital resources.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations and pursue our growth strategy could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

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

High inflation levels could adversely impact our business and results of operations. The national economy continues to experience elevated levels of inflation. As of December 31, 2022, the year over year consumer price index (“CPI”) increase was 6.5% primarily driven by increases in food and energy prices. As a result, the Federal Reserve raised interest rates by 425 basis points in 2022 to combat rising inflation. High inflation, if sustained, could have an adverse effect on our business. The recent increase in interest rates in response to elevated levels of inflation has decreased the value of our securities portfolio, resulting in an increase in unrealized losses recorded in accumulated other comprehensive (loss) income on the stockholders’ equity section of our balance sheet. In addition, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. High inflation and increasing interest rates could also cause increased volatility in the business environment, which could adversely affect loan demand and borrowers’ ability to repay loans.

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

The COVID-19 pandemic could adversely affect our financial condition and results of operations. The COVID-19 pandemic had a significant economic impact on the communities in which we operate, our borrowers and depositors, and the national economy generally. Although the domestic and global economies have significantly recovered from the COVID-19 pandemic as health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic remain and may persist for some time. Specifically, despite growth in economic activity and the demand for goods and services as COVID-19 restrictions were lifted, labor shortages and supply chain disruptions have contributed to an increase in inflation, and the risk of a recession. The ongoing and dynamic nature of COVID-19 makes it difficult to predict future developments.

We expect the impact of COVID-19 to continue to be present, and last for an undetermined amount of time. The expected impact of COVID-19 on our business, results of operations, financial condition and capital levels, cannot be determined and is uncertain.

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

Although we maintain insurance coverage, including cybersecurity insurance, the amount available under coverage may not cover all losses. Costs and expenses incurred by the Bank in connection with the November 2021 incident includes both direct and indirect costs and not all of the costs were covered by our insurance coverage. Further, both as a result of the November 2021 incident and industry trends generally, the Company will incur higher costs for the renewal of the Company’s current insurance coverage, as well as future cybersecurity insurance coverage.

As a result of the incident, we did incur one-time and ongoing expenses for the implementation and operation of a cloud computing system and enhancements to system security, including additional hardware, software and maintenance expenses. In addition, we incurred one-time consulting expenses, as well as increased personnel expenses as a result of hiring a Chief Technology Officer and an Information Security Officer during the fourth quarter of 2022 and the first quarter of 2023, respectively. We may be subject to future incidents that could have a material adverse effect on our business, results of operations or financial condition or may result in operational impairments and financial losses, as well as significant harm to our reputation.

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

The risk of cyber-threats continue to evolve and are substantially escalating and we may be required to expend significant additional resources to continue to modify or enhance our protection measures to mitigate information security vulnerabilities or incidents. Cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remains a priority. We maintain a system of internal controls, disaster recovery plans and contingency plans, which are periodically reviewed, updated and tested. In connection with the Order, the Bank is in the process of enhancing its Information Technology program. The Company also reviews and evaluates the disaster recovery plans of its third party vendors that provide critical computing systems to the Company.

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

Risks Related to Lending

We are subject to lending concentration risks. As of December 31, 2022, commercial real estate (including commercial construction) and commercial business loans comprised in the aggregate 60.1% of our total loan portfolio. These types of loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

•Commercial Real Estate Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

•Commercial Business Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.

A deterioration in economic conditions in our market areas could affect the performance of our loan portfolio. Higher prices for businesses and consumers and high unemployment could negatively affect our loan portfolio, if business owners or consumers are not able to make loan payments. If there was a downturn in the real estate market or our national or local economy, due to inflation, changes in interest rates or monetary policy, increased unemployment or other reasons, then this could adversely affect the value of the properties securing the loans or revenues from our borrowers’ businesses thereby increasing the risk of non-performing loans. Because commercial loans generally have a higher loan balance in comparison to residential real estate loans, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could have a material adverse effect on our financial condition and results of operations.

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

Risks Related To Our Business

Low demand for real estate loans may lower our profitability. Making loans secured by real estate, including one- to four-family and commercial real estate, is our primary business and primary source of revenue. If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans. Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates. As interest rates rise, loan demand may slow down, and deposit expenses may increase, which could lower our net interest income and profitability.

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services. We believe that our growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. The Bank is currently operating under an Order with the OCC and we cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have a retention agreement with our Executive Vice President Commercial Division and Interim Principal Executive Officer, that contains a non-compete provision, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses. Our risk management framework is designed to minimize risk and loss to the Company and our customers. We seek to identify, measure, monitor, report and control our exposure to risk, including credit, interest rate, liquidity, price, operations, compliance, strategic, and reputation risks. We additionally segregate and assess information technology and human resource risks due to their complexity and over-arching risk profiles. While we deploy a diverse set of risk monitoring and mitigation techniques, including internal management and third-party engagement in risk processes; risk identification and mitigation processes are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. As part of our remediation activities relating to the Order, management is working to improve certain areas of risk management. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

The results of our operations may be adversely affected if asset valuations cause other-than-temporary impairment charges. We may be required to record future impairment charges on our investment securities or other assets if they suffer declines in value that are considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio or other assets in future periods. If an impairment charge is significant enough it could have a material adverse effect on the Company’s liquidity, its ability to pay dividends to stockholders, and its regulatory capital ratios.

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

Our ability to grow may be limited. We intend to seek to expand our banking franchise, organically via deposit and loan growth, while addressing the operational, compliance and governance deficiencies cited in the Order that was disclosed previously herein. We cannot assure you that we will be able to generate organic growth. Competition in our market areas for loans and deposits may limit our opportunities for growth, as well as the impact of economic conditions, including an increase in inflation rates and costs to borrow funds.

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

There are multiple alternative reference rates available as a viable replacement for LIBOR. The Secured Overnight Financing Rate (or “SOFR”) is considered the most likely alternative reference rate suitable for replacing LIBOR. SOFR has been published by the Federal Reserve Bank of New York (FRBNY) since March 2018, and it is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. The FRBNY currently publishes SOFR daily on its website. Uncertainty remains as to the adoption or market acceptance or continued availability of SOFR or other alternative reference rates. The Company has adhered to the International Swaps and Derivatives Association 2021 Fallbacks Protocol for its interest rate swap agreements. At this time, it is not possible to predict what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes on the interest rate received by the bank on its interest rate swap instruments.

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

From an interest rate risk perspective, we have generally been liability sensitive, which indicates that our liabilities generally re-price faster than assets. Our earnings may be adversely impacted by an increase in interest rates which occurred in 2022 and is expected to continue in 2023, because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not re-price as long-term interest rates increase. As rates rise, we expect loan applications to decrease, prepayment speeds to slow down and the interest rate on our loan portfolio to remain static. Conversely, a majority of our interest-bearing liabilities have much shorter contractual maturities and are expected to re-price, resulting in increased interest expense. A significant portion of our deposits have no contractual maturities and are likely to re-price quickly as short-term interest rates increase. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan and securities portfolios. The impact on earnings is more adverse when the slope of the yield curve flattens or inverts, i.e. when short-term interest rates increase more than corresponding changes in long-term rates or when long-term rates decrease more than corresponding changes in short-term rates.

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

We are subject to certain risks with respect to liquidity. “Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers. Our primary source of liquidity is our core deposit base, which is raised through our retail branch network. Core deposits - consisting of savings and money market accounts, time deposits less than $250,000 and demand deposits - comprised approximately 95.0% of total deposits at December 31, 2022. Additional available unused sources of liquidity include borrowings from the Federal Reserve of New York discount window, FHLB borrowings, brokered deposits and lines of credit with correspondent banks. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $52.2 million at December 31, 2022. Subsequent to December 31, 2022, and as a result of the Order previously disclosed herein, the Company’s ability to access available sources of funds from the FHLB has been curtailed to short-term advances (i.e., 30 days or less) and the residential loans pledged as collateral for these borrowings will be subject to reductions in value. The availability of lines of credit with other correspondent banks may also be reduced or eliminated. As a result of the Order, the Bank is not eligible to access the new Bank Term Funding Program created by the Federal Reserve Board on March 12, 2023. Lastly the unsecured line of credit for our Master Account at the Federal Reserve has been withdrawn at this time.

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

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the banking industry in general. Factors that could detrimentally impact our access to liquidity sources include regulatory restrictions, disruptions in the financial markets or negative views and expectations about the prospects for the banking industry.

Any decline in available funding could adversely impact our ability to continue to implement our strategic plan, including originate loans, invest in securities, meet our expenses, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material effect on the Company’s operations. Recent events relating to the failures of certain banking entities in March 2023, i.e. Silicon Valley Bank and Signature Bank, has caused general uncertainty and concern regarding the liquidity adequacy of the banking sector as a whole. Uncertainty may be compounded by the reach and depth of media attention, including social media, and its ability to disseminate concerns or rumors about any events of these kinds or other similar risks, and have in the past and may in the future lead to market-wide liquidity problems. These failures underscore the importance of maintaining diversified sources of funding as key measures to ensure the safety and soundness of a financial institution. As a result, market conditions and other external factors may impact the competitive landscape for deposits in the banking industry in an unpredictable manner. The rising interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), requires us to evaluate our internal control over financial reporting and provide an annual management report on our internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting. The Company has established a process to document and evaluate its internal controls over financial reporting in order to satisfy the Sarbanes-Oxley Act and related regulations, which require management consideration of the Company’s internal controls over financial reporting on an annual basis. In this regard, management has dedicated internal resources and adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) maintain a continuous internal reporting and improvement process for internal control over financial reporting. The Company’s management and Audit/Risk Committee have made the Company’s compliance with Section 404 a high priority. The Company cannot be certain that these measures will ensure that the Company implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to implement appropriate new or improved controls in response to changes in financial processes or reporting, or difficulties encountered in their implementation could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations. If the Company fails to correct any significant deficiencies in the design or operating effectiveness of internal controls over financial reporting or fails to prevent fraud, current and potential stockholders and depositors could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its stock.

Public stockholders do not exercise voting control over us. A majority of our voting stock is owned by Lake Shore, MHC. Lake Shore, MHC is controlled by its Board of Directors, which consist of those persons who are members of the Board of Directors of Lake Shore Bancorp and Lake Shore Savings. Lake Shore, MHC will determine the outcome of the election of the Board of Directors of Lake Shore Bancorp, and, as a general matter, controls the outcome of most matters presented to the stockholders of Lake Shore Bancorp for resolution by vote. Consequently, Lake Shore, MHC, acting through its Board of Directors, is able to control the business and operations of Lake Shore Bancorp and may be able to prevent any challenge to the ownership or control of Lake Shore Bancorp by stockholders other than Lake Shore, MHC. There is no assurance that Lake Shore, MHC will not take actions that the public stockholders believe are against their interests.

Our stock price may be volatile due to limited trading volume. Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in Lake Shore Bancorp’s common stock has been relatively small, averaging less than 3,000 shares per day during 2022. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We conduct our business through our corporate headquarters, administrative offices, and eleven branch offices. At December 31, 2022, the net book value of our buildings and premises was $7.2 million and the net book value of the computer equipment and other furniture and fixtures, and equipment at our offices totaled $1.1 million. For more information, see Note 6 and Note 9 in the notes to our audited consolidated financial statements beginning on page F -1 of this report.

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

(1) The building is owned. Additional parking lot is leased on a month to month basis.
(2) The building is owned. The land is leased. The lease expires in 2025.

(3) The lease expires in 2028.

(4) The lease expires in 2024, but has an option for a five-year renewal at expiration.

Item 3. Legal Proceedings.

At December 31, 2022, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Lake Shore Bancorp, Inc. common stock trades on the Nasdaq Global Market under the symbol “LSBK”.

The Board of Directors of Lake Shore Bancorp has currently suspended dividends to its stockholders for the preservation of capital to support the Bank while the Bank is under a consent order with the OCC. When the Bank’ condition improves, the Board of Directors will re-evaluate the payment of dividends and make a dividend payment decision based on its review of certain factors such as our earnings, financial condition, capital requirements, regulatory limitations on the payment of dividends, and other relevant factors. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. Refer to Part I, Item 1. “Business – Supervision and Regulation - Federal Banking Regulations - Capital Distributions”, “Business – Supervision and Regulation - Holding Company Regulation - Source of Strength and Waivers of Dividends by Lake Shore, MHC” and Part I, Item 1a. “Risk Factors – Risks Related to Regulatory Compliance” above for information on the current and possible future restriction of dividend payments and MHC dividend waivers.

As of March 23, 2023, there were 681 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) of Lake Shore Bancorp, Inc. common stock.

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended December 31, 2022. The Company has suspended its stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

October 1 through October 31, 2022	-	$-	-	30,626
November 1 through November 30, 2022	-	-	-	30,626
December 1 through December 31, 2022	-	-	-	30,626
Total	-	$-	-	30,626

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

Overview

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

Our operations are also affected by non-interest income, such as service charges and fees, debit card fees, earnings on bank owned life insurance and gains and losses on interest rate swaps and the sales of securities and loans, our provision for loan losses and non-interest expenses which include salaries and employee benefits, occupancy and equipment costs, data processing, professional services, advertising and other general and administrative expenses. In 2023, we expect that non-interest expenses will increase significantly as the Bank works to remediate the issues cited in the Order as further discussed below.

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies, as well as regulatory actions, may materially impact the Company.

Management Strategy

Remediating the Consent Order. Effective as of February 9, 2023, the Bank consented to the issuance of a Consent Order (the “Order”) by the OCC. The Order replaces the prior Agreement between the Bank and the OCC dated July 13, 2022 which has been terminated in connection with the entry into the Order. The Order requires the Bank to correct deficiencies relating to information technology, security, automated clearing house program, audit, management and BSA/AML. Management and the Bank’s Board of Directors are committed to promptly addressing the action items included in the Order. We expect that our non-interest expenses will increase as a result of remediation actions we will take in order to comply with the requirements of the Order which may adversely affect our financial performance.

Our Reputation. Our primary management strategy has been to maintain our position as an authentic community bank, locally headquartered in Western New York, with more than 131 years of service to our community. Our management team strives to accomplish this goal by continuing to emphasize our exceptional individualized customer service and financial strength, continued community involvement, strong capital levels, multi-channel banking services and penetration in our market areas via organic growth of loans and deposits.

Branding and Marketing. We currently operate eleven full-service branch offices throughout Western New York, where our branch teams initiate and develop both consumer and commercial customer relationships in and around the surrounding market areas. We offer concierge banking services, together with our online and mobile customer conveniences, creating a truly individualized approach for customers to manage their finances whenever, wherever and however they wish. As a true local bank, we pride ourselves on offering competitive products delivered with the individualized service our customers have come to expect. Our experienced team of commercial bankers can meet the needs of nearly any type of business through a variety of checking and credit products, and banking services. The retail banking team located in our branch offices focuses on meeting the deposit and lending needs of consumer customers through-out various life stages as well as small business customers. Our team members live and work right here in our Western New York communities and can fully understand the specific challenges and opportunities our customers face daily. As the banking industry continues to rapidly evolve in terms of technological conveniences, we remain proactive in our efforts to provide e-banking services that our customers expect. From local decision-making, responding quickly and efficiently to customer needs, and utilizing technology to level the playing field with our competitors, we are committed to developing long-term relationships with our customers. Staying true to our local roots and mission of “Putting People First” continues to uniquely position us as a bank of choice in Western New York.

Technology and Data Security. An important strategic objective is to continue to evaluate and enhance the technology supporting our customer service. We are committed to making investments in technology and we believe that it represents an efficient way to deploy a portion of our capital. To this end, the Company has recently enhanced the security, monitoring and updating of our computer systems via the deployment of a cloud-based computing system, and supporting hardware and software. Furthermore, the Company recently hired a Chief Technology Officer and an Information Security Officer. Both of these individuals have a deep knowledge of information systems and security within the banking industry and are key additions to our team. During 2022 we continued to leverage the use of a new core banking system that we implemented during the third quarter of 2021, which improved our ability to efficiently serve our customers and provides our customers with updated e-banking services for their convenience.

Our People. A large part of our success is related to customer service and customer satisfaction. Having employees who understand and value our clientele and their business is a key component to our success. We believe that our present staff is one of our competitive strengths, and thus the retention of such persons and our ability to continue to attract quality personnel is a high priority.

Lending. Our strategy is to grow our loan portfolio while maintaining strong underwriting and asset quality.

Due to the interest rate risk inherent in holding long-term, fixed rate one- to four-family real estate loans in our portfolio, we have been strategically focused on increasing the originations of commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. We have also focused on commercial business lending to small businesses, including business installment loans, lines of credit and other commercial loans. These types of commercial loans are generally made at higher interest rates and for shorter terms than one- to four-family real estate loans, which reduces the Bank’s interest rate risk. At December 31, 2022 and 2021, our commercial real estate loan portfolio (including loans to finance the construction of commercial real estate) represented the largest holdings in our loan portfolio at 56.7% and 55.5%, respectively, of total loans.

At December 31, 2022 and 2021, residential one- to four-family mortgage loans (including loans to finance the construction of one- to four-family homes) represented the second largest holding in our loan portfolio at 30.5% and 30.6%, respectively. We may sell low-yielding long-term conforming fixed rate one- to four-family residential loans that we originate on the secondary market, as part of our interest rate and liquidity risk strategy and asset/liability management, if it is deemed appropriate. During the years ended December 31, 2022 and 2021, we sold $1.3 million and $13.3 million, respectively, of low-rate one- to four- family residential loans in the secondary market. We typically retain servicing rights when we sell one- to four-family residential mortgage loans.

Commercial business loans, home equity loans and consumer loans provide diversification to our loan portfolio while meeting the needs of our customers. As of December 31, 2022 and 2021, our commercial business loan portfolio represented 3.4% and 4.5%, respectively, of total loans, while the home equity loan portfolio represented 9.2% of total loans.

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

Allowance for loan losses. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting estimate given the significant subjectivity and uncertainty in evaluating the level of the allowance for loan losses required for probable credit losses in the existing loan portfolio and the material effect that such judgments can have on the results of operations. Management’s monthly evaluation of the adequacy of the allowance considers our historical loan loss experience, review of specific loans that are past due or where management has knowledge of possible credit problems, current economic conditions, and such other factors considered appropriate to estimate loan losses. Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions, or economic conditions. Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in our local market areas, concentrations of risk or a decline in local property values. The Company’s determination as to the amount of its allowance for loan losses is subject to review by its bank regulators, which can require the establishment of additional loss allowances. Refer to Note 5 of the notes to our audited consolidated financial statements for more information on the allowance for loan losses.

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

Average Balances, Interest and Average Yields. The following table sets forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are derived from daily balances over the years indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $490,000 and $509,000 for the years ended December 31, 2022 and 2021, respectively. Interest income on securities does not include a tax equivalent adjustment for bank qualified municipal bonds.

	For the Year Ended			For the Year Ended
	December 31, 2022			December 31, 2021
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$19,654	$179	0.91%	$42,875	$35	0.08%
Securities(1)	81,352	2,068	2.54%	81,212	1,872	2.31%
Loans, including fees	544,914	24,507	4.50%	532,665	22,752	4.27%
Total interest-earning assets	645,920	26,754	4.14%	656,752	24,659	3.75%
Other assets	50,831			48,139
Total assets	$696,751			$704,891

Interest-bearing liabilities
Demand & NOW accounts	$87,069	$78	0.09%	$85,132	$75	0.09%
Money market accounts	169,331	486	0.29%	165,393	347	0.21%
Savings accounts	77,248	41	0.05%	72,433	38	0.05%
Time deposits	138,729	1,210	0.87%	150,274	1,634	1.09%
Borrowed funds & other interest-bearing liabilities	25,200	600	2.38%	26,403	571	2.16%
Total interest-bearing liabilities	497,577	2,415	0.49%	499,635	2,665	0.53%
Other non-interest bearing liabilities	116,408			118,125
Stockholders' equity	82,766			87,131
Total liabilities & stockholders' equity	$696,751			$704,891
Net interest income		$24,339			$21,994
Interest rate spread			3.65%			3.22%
Net interest margin			3.77%			3.35%

(1)The tax equivalent adjustment for bank qualified municipal securities results in rates of 2.95% and 2.68% for the years ended December 31, 2022 and 2021, respectively.

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

	Year Ended December 31, 2022
	Compared to
	Year Ended December 31, 2021
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$173	$(29)	$144
Securities	193	3	196
Loans, including fees	1,223	532	1,755
Total interest-earning assets	1,589	506	2,095
Interest-bearing liabilities:
Demand & NOW accounts	1	2	3
Money market accounts	131	8	139
Savings accounts	-	3	3
Time deposits	(305)	(119)	(424)
Total deposits	(173)	(106)	(279)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	58	(29)	29
Total interest-bearing liabilities	(115)	(135)	(250)
Total change in net interest income	$1,704	$641	$2,345

As shown in the above tables, the increase in net interest income for the year ended December 31, 2022 as compared to the prior year was primarily due to an increase in the average yield earned on interest-earning assets and an increase in the average balance of loans. Net interest rate spread increased by 43 basis points to 3.65% for the year ended December 31, 2022 as compared to 3.22% for the year ended December 31, 2021. Net interest margin increased by 42 basis points to 3.77% for the year ended December 31, 2022 as compared to 3.53% for the prior year. The increase in net interest spread and net interest margin were primarily due to a 39 basis points increase in the average yield earned on interest-earnings assets.

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Total assets at December 31, 2022 were $699.9 million, a decrease of $13.8 million, or 1.9%, from $713.7 million at December 31, 2021. The decrease in total assets was primarily due to a $58.0 million decrease in cash and cash equivalents and a $15.8 million decrease in securities available for sale, partially offset by a $56.3 million increase in loans receivable, net.

Cash and cash equivalents decreased by $58.0 million, or 85.7%, from $67.6 million at December 31, 2021 to $9.6 million at December 31, 2022. The decrease was primarily due to a $57.8 million cash outflow for loan originations, net and a $23.1 million cash outflow due to a decrease in total deposits, partially offset by a $15.7 million net cash inflow due to an increase in short-term borrowings and long-term debt.

Securities decreased by $15.8 million, or 17.8%, from $88.8 million at December 31, 2021 to $73.0 million at December 31, 2022. The decrease was primarily due to a $14.3 million increase in unrealized fair value losses due to an increase in market interest rates during the year ended December 31, 2022.

Net loans receivable increased during the year ended December 31, 2022, as shown in the table below:

	At December 31,	At December 31,	Change
	2022	2021	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$175,904	$158,826	$17,078	10.8%
Home equity	53,057	48,071	4,986	10.4%
Commercial	304,037	266,525	37,512	14.1%
Construction - Commercial	22,918	21,824	1,094	5.0%
Total real estate loans	555,916	495,246	60,670	12.3%
Other Loans:
Commercial	19,576	23,216	(3,640)	(15.7)%
Consumer	1,217	1,317	(100)	(7.6)%
Total gross loans	576,709	519,779	56,930	11.0%
Allowance for loan losses	(7,065)	(6,118)	(947)	15.5%
Net deferred loan costs	3,893	3,545	348	9.8%
Loans receivable, net	$573,537	$517,206	$56,331	10.9%

(1)Includes one- to four-family construction loans.

The increase in loans receivable, net was primarily due to increases in commercial real estate, one-to four-family real estate and home equity loans. During the year ended December 31, 2022, the Bank remained strategically focused on originating shorter duration, adjustable-rate commercial real estate loans and commercial business loans to diversify our asset mix and to properly manage interest rate risk. During the year ended December 31, 2022, $4.6 million of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans originated during 2021 were forgiven. There are no outstanding PPP loans at December 31, 2022, as compared to $4.6 million at December 31, 2021. The PPP loans were included in the Commercial Loan line item in the above table during 2021. During the years ended December 31, 2022 and 2021, $90,000 and $232,000, respectively, of fee income related to PPP loan forgiveness was recorded as loan interest income on the consolidated statements of income. The increase in one-to four family and home equity real estate loans was partially impacted by an $11.2 million decrease in paydowns during the 2022 period. .

Asset Quality. The following table presents information regarding activity in our allowance for loan losses and our asset quality ratios at or for the dates indicated, including non-performing loan and non-performing asset ratios.

	At or for the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of year	$6,118	$5,857
Provision for loan losses	725	650
Charge-offs:
Real estate loans:
Residential, one- to four-family	-	(12)
Home equity	-	-
Commercial	(4)	(427)
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	-
Consumer	(69)	(39)
Total charge-offs	(73)	(478)
Recoveries:
Real estate loans:
Residential, one- to four-family	17	49
Home equity	1	2
Commercial	269	6
Construction – Commercial and Residential, one- to four-family	-	-
Other loans:
Commercial	-	23
Consumer	8	9
Total recoveries	295	89
Net recoveries (charge-offs)	222	(389)
Balance at end of period	$7,065	$6,118
Allowance for loan losses as a percent of total net loans	1.23%	1.18%
Allowance for loan losses as a percent of non-performing loans	240.96%	63.50%
Ratio of net recoveries (charge-offs) to average loans outstanding by loan type:
Real estate loans:
Residential, one- to four-family	0.01%	0.02%
Home equity	-%	-%
Commercial	0.09%	(0.16)%
Construction – Commercial and Residential, one- to four-family	-%	-%
Other loans:
Commercial	-%	0.06%
Consumer	(4.77)%	(2.31)%
Average loans outstanding	$544,914	$532,665

Ratio of net recoveries (charge-offs) to average loans outstanding	0.04%	(0.07)%

	At December 31,	At December 31,
	2022	2021
Non-performing loans as a percent of total net loans:	0.51%	1.86%
Non-performing assets as a percent of total assets:	0.43%	1.37%

Total non-performing assets decreased by $6.7 million, or 69.0%, to $3.0 million at December 31, 2022 as compared to $9.8 million at December 31, 2021, primarily due to the payoff of one impaired commercial real estate loan. As a result of this payoff, the non-performing loans as a percent of total net loans ratio decreased to 0.51% at December 31, 2022 as compared to 1.86% at December 31, 2021. Non-performing loans were $2.9 million at December 31, 2022 compared to $9.5 million at December 31, 2021.

Other assets increased $2.6 million, or 59.5%, to $7.1 million at December 31, 2022 from $4.4 million at December 31, 2021. The increase was primarily due to a $3.2 million increase in net deferred tax assets, primarily due to unrealized mark to market losses on the available for sale securities portfolio as a result of the increase in market interest rates.

The table below shows changes in deposit balances by type of deposit account between December 31, 2022 and December 31, 2021:

	At December 31,	At December 31,	Change
	2022	2021	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$105,678	$110,676	$(4,998)	(4.5)%
Interest bearing	85,033	95,104	(10,071)	(10.6)%
Money market	149,250	175,886	(26,636)	(15.1)%
Savings	77,200	74,155	3,045	4.1%
Total core deposits	417,161	455,821	(38,660)	(8.5)%
Non-core Deposits
Time deposits	152,958	137,363	15,595	11.4%
Total deposits	$570,119	$593,184	$(23,065)	(3.9)%

The decrease in total deposits was primarily due to a decrease in net core deposits, partially offset by an increase in time deposits. The decrease in net core deposits was primarily due to the use of deposit balances by commercial customers to fund their business operations. The increase in time deposits was primarily due to an increase in customer demand for these types of deposit products due to the rising interest rate environment. The Company’s strategic focus continues to be centered on organic growth of low-cost core deposits among its retail and commercial customers in an effort to manage interest expense and strengthen customer relationships.

Short-term borrowings from the FHLBNY increased to $12.6 million at December 31, 2022, as the Company utilized short-term borrowings to offset deposit losses and to increase balance sheet liquidity to manage liquidity risk. The Company did not hold any short-term borrowings as of December 31, 2021.

Long-term debt consisting of advances from the FHLBNY, increased by $3.0 million, or 13.7%, from $22.0 million at December 31, 2021 to $25.0 million at December 31, 2022. The additional borrowings were used as part of a balance sheet management strategy to fix a portion of funding costs in an effort to mitigate interest rate risk.

Total stockholders’ equity decreased $6.8 million, or 7.7%, to $81.2 million at December 31, 2022 from $88.0 million at December 31, 2021. The decrease in stockholders’ equity was primarily attributed to an $11.3 million increase in accumulated other comprehensive (loss) income as a result of the increase in market interest rates. The decrease was also due to $1.4 million in dividends paid, partially offset by net income of $5.7 million during the year ended December 31, 2022.

Comparison of Results of Operations for the Year Ended December 31, 2022 and 2021

General. Net income was $5.7 million for the year ended December 31, 2022, or $0.97 per diluted share, a decrease of $479,000, or 7.7%, compared to net income of $6.2 million, or $1.05 per diluted share, for the year ended December 31, 2021. Net income for the year ended December 31, 2022, reflected a $2.4 million increase in non-interest expense, a $484,000 decrease in non-interest income and a $75,000 increase in provision for loan losses, which was partially offset by a $2.3 million increase in net interest income and a decrease in income tax expense of $126,000.

Net Interest Income. Net interest income increased by $2.3 million, or 10.7%, to $24.3 million for the year ended December 31, 2022 compared to $22.0 million for the year ended December 31, 2021. Interest income increased by 8.5%, while interest expense decreased by 9.4% for the year ended December 31, 2022 when compared to the year ended December 31, 2021. Interest rate spread and net interest margin were 3.65% and 3.77%, respectively, for the year ended December 31, 2022 compared to 3.22% and 3.35%, respectively, for the year ended December 31, 2021.

Interest Income. Interest income increased by $2.1 million, or 8.5%, to $26.8 million for the year ended December 31, 2022 when compared to the year ended December 31, 2021 primarily due to an increase in loan interest income. Loan interest income increased $1.8 million, or 7.7%, to $24.5 million for the year ended December 31, 2022 when compared to the year ended December 31, 2021. The increase was primarily due to a 23 basis points increase in the average yield on loans to 4.50% for the year ended December 31, 2022 as compared to 4.27% for the year ended December 31, 2021 as a result of rising interest rates. The increase in loan interest income was also aided by an increase in the average balance of the loan portfolio of $12.2 million, or 2.3%, from $532.7 million for the year ended December 31, 2021 to $544.9 million for the year ended December 31, 2022. The increase in the average balance of loans was primarily due to growth in the average balance of commercial real estate, commercial construction, one- to four family real estate loans and home equity loans.

Investment interest income increased $196,000, or 10.5%, to $2.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, due to a 24 basis points increase in the average yield of the investment portfolio as a result of the addition of higher yielding securities. The average yield was 2.31% for the year ended December 31, 2021 as compared to 2.54% for the year ended December 31, 2022.

Other interest income increased by $144,000, to $179,000 for the year ended December 31, 2022, as compared to $35,000 for the year ended December 31, 2021. The increase in other interest income was significantly impacted by an 83 basis points increase in the average yield to 0.91% for the year ended December 31, 2022 as compared to 0.08% for the year ended December 31, 2021. The increase in the average yield was primarily driven by an increase in market rates. The average balance of other interest earning assets decreased from $42.9 million for the year ended December 31, 2021 to $19.7 million for the year ended December 31, 2022 due to the use of cash for net loan originations and deposit outflows.

Interest Expense. Interest expense decreased $250,000, or 9.4%, to $2.4 million for the year ended December 31, 2022 compared to $2.7 million for the year ended December 31, 2021 primarily due to a decrease in interest paid on deposits, as well as a decrease in total average deposit balances. Interest paid on deposits decreased by $279,000, or 13.3%, to $1.8 million for the year ended December 31, 2022 when compared to the year ended December 31, 2021. The decrease was primarily the result of an $11.5 million decrease in the average balance of time deposits, as well as a 22 basis points decrease in the average rate paid on time deposit accounts. Interest paid on time deposits decreased by $424,000, or 25.9% during the year ended December 31, 2022. The overall decrease in interest paid on deposit accounts was partially offset by a $139,000 increase in interest paid on money market accounts due to a $3.9 million increase in the average balance of money market accounts, along with an 8 basis points increase in the average rate paid on money market accounts. The average balance of deposits for the year ended December 31, 2022 was $472.4 million with an average rate of 0.38% compared to the average balance of deposits of $473.2 million and an average rate of 0.44% for the year ended December 31, 2021.

Interest expense on short-term borrowings and long-term debt increased by $35,000, or 6.9%, compared to the year ended December 31, 2021, primarily due to a 22 basis points increase in the average rate paid on average debt outstanding.

Provision for Loan Losses. A $725,000 provision to the allowance for loan losses was recorded during the year ended December 31, 2022 compared to $650,000 for the year ended December 31, 2021. The increase in the Company’s 2022 provision for loan losses was primarily due to general reserves set aside for loan growth and an increase in criticized and classified commercial real estate loans, which was partially offset by the paydown of one impaired commercial real estate loan. The provision for the year ended December 31, 2021 was primarily due to a specific reserve associated with the downgrade and impairment of one commercial real estate loan and general reserves for loan originations during the year.

We complete a comprehensive quarterly evaluation to determine our provision for loan losses. The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.

During the year ended December 31, 2022, the Company recorded a net provision of $744,000 for commercial real estate and construction – commercial loans. This consisted of an $816,000 general provision primarily to reflect the classification of two commercial real estate loans totaling $8.6 million to substandard during the year ended December 31, 2022. It also included a $197,000 general provision due to an increase in commercial real estate and construction – commercial loans during the year ended December 31, 2022, driven by organic loan growth in these loan categories. These provisions were partially offset by a $269,000 recovery on previously impaired commercial real estate loans during the year ended December 31, 2022. A $22,000 net credit provision was recorded for commercial business loans primarily due to a decrease in criticized and classified loans for this loan type and a decrease in commercial loan balances during the year ended December 31, 2022. A $92,000 net provision was recorded for one-to four-family, home equity and consumer loans that primarily reflected adjustments to certain qualitative factors, net-charge offs and an increase in classified loans for these loan types during the year ended December 31, 2022. An $89,000 credit provision was recorded for the unallocated category of loan losses to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the loan portfolio.

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

Non-Interest Income. Non-interest income decreased by $484,000, or 15.2%, to $2.7 million for the year ended December 31, 2022 as compared to $3.2 million for the year ended December 31, 2021. The decrease was primarily due to a $565,000 decrease in gains on the sale of residential mortgage loans due to the impact of rising interest rate environment, a lower volume of loans sold, and less income earned per loan at the time of sale. The decrease was also due to a $75,000, or 18.0%, decrease in earnings on bank owned life insurance primarily due to the impact of lower market values on the underlying investments associated with separate account holdings. There was a $44,000, or 74.6%, decrease in recoveries on previously impaired investment securities during the year ended December 31, 2022 as compared to the prior year. The decrease in non-interest income was partially offset by a $133,000 increase in unrealized gains on interest rate swaps due to an increase in long-term interest rates and a $55,000, or 5.2%, increase in service charges and fees during the year ended December 31, 2022.

Non-Interest Expense. Non-interest expense increased by $2.4 million, or 14.0%, to $19.4 million for the year ended December 31, 2022 as compared to $17.1 million for the year ended December 31, 2021. Salary and employee benefits expense increased by $855,000, or 9.5%, primarily due to a $430,000 decrease in deferred salaries associated with a decrease in the number of loans originated during the year ended December 31, 2022 when compared to the year ended December 31, 2021. This increase was also due to approximately $326,000 in base salary expenses, partially due to annual salary increases, as well as increases in employee benefits. Professional services increased $548,000, or 35.1%, primarily due to increases of $135,000 in auditing services and $453,000 in consulting expenses associated with remediation costs relating to regulatory matters. Other expenses increased $538,000, or 44.1%, for the year ended December 31, 2022 primarily due to an increase in capital-based taxes, training and travel, telephone, loan and foreclosure related expenses. Occupancy and equipment expenses increased $217,000, or 7.7%, primarily due an increase in maintenance contracts and equipment expenses related to the core processing system conversion completed in the third quarter of 2021 and the conversion to a cloud-based computing system in the second quarter of 2022. Advertising expense increased $112,000, or 18.6%, primarily due to an increase in marketing costs. FDIC insurance increased $89,000, or 48.6%, primarily due to an increase in regulatory assessment fees. Data processing costs increased $70,000, or 5.2%, primarily due to an increase in processing fees. These increases were partially offset by a $38,000, or 12.5%, decrease in postage and supplies for the year ended December 31, 2022.

Income Taxes Expense. Income tax expense was $1.2 million for the year ended December 31, 2022, a decrease of $126,000, or 9.8%, as compared to $1.3 million for the year ended December 31, 2021. The decrease in income tax expense was primarily due to a decrease in income before taxes during the year ended December 31, 2022. The effective tax rate for the years ended December 31, 2022 and 2021 was 16.9% and 17.2%, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of December 31, 2022, the maximum amount that we could borrow from the FHLBNY was $116.1 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At December 31, 2022, we had outstanding advances under this agreement of $37.5 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $14.4 million and a fair value of $12.2 million as of December 31, 2022. There were no balances outstanding with the Federal Reserve Bank at December 31, 2022.

We have also established lines of credits with correspondent banks for $42.0 million, of which $40.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of December 31, 2022.

Subsequent to December 31, 2022, and as a result of the Order previously disclosed herein, the Company’s ability to access available sources of funds from the FHLB has been curtailed to short-term advances (i.e., 30 days or less) and the residential loans pledged as collateral for these borrowings will be subject to reductions in value. The availability of lines of credit with other correspondent banks may also be reduced or eliminated. The Bank is not eligible to access the new Bank Term Funding Program created by the Federal Reserve Board on March 12, 2023 as a result of recent bank failures. The Bank is ineligible to participate in this program due to the Order. Lastly the unsecured line of credit for our Master Account at the Federal Reserve has been withdrawn at this time.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the year ended December 31, 2022, we originated loans of approximately $157.2 million as compared to approximately $168.6 million of loans originated during the year ended December 31, 2021. Loan originations exceeded principal repayments and other deductions in 2022 by $57.8 million. Purchases of investment securities totaled $6.1 million and $30.0 million for the years ended December 31, 2022 and 2021, respectively. These activities were funded primarily through deposit growth, principal payments received on loans and securities, borrowings and cash reserves.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $570.1 million at December 31, 2022, as compared to $593.2 million at December 31, 2021. Approximately $78.5 million of time deposit accounts are scheduled to mature within one year as of December 31, 2022. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. The marginal cost of new funding, however, whether from deposits or borrowings from the FHLBNY, will be carefully considered as we monitor our liquidity needs. Therefore, in order to maintain sufficient liquidity and manage our cost of funds, we may consider brokered deposits or additional borrowings from the FHLBNY in the future.

We do not anticipate any material capital expenditures in 2023. We do not have any balloon or other payments due on any long-term obligations, other than the borrowing agreements noted above.

Off-Balance Sheet Arrangements

Our off-balance sheet items include loan commitments as described in Note 16 in the notes to our consolidated financial statements and interest rate swap agreements for a notional amount of $6.0 million, which is not designated as a hedging instrument and does not have a material impact on our Consolidated Statements of Income. At December 31, 2022, we had loan commitments to borrowers of approximately $26.3 million and overdraft lines of credit, unused home equity lines of credit, and unused commercial lines of credit of approximately $74.8 million. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

See pages F – 1 through F – 51 following the signature page of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of its Interim Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15I and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Interim Principal Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed under the supervision of our Interim Principal Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that exempts the Company from such attestation and requires only management’s report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2022 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2022 fiscal year end.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2022 fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2022 fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2022 fiscal year end.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2022 fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

15(a)(1) Financial Statements. The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

•Report of Independent Registered Public Accounting Firm

•Consolidated Statements of Financial Condition as of December 31, 2022 and 2021

•Consolidated Statements of Income for the years ended December 31, 2022 and 2021

•Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2022 and 2021

•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021

•Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

•Notes to Consolidated Financial Statements

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or the information is provided elsewhere in the Consolidated Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Charter of Lake Shore Bancorp, Inc.[1]
3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[2]
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.[3]
4.2	Form of Stock Option Certificate[4]
4.3	Description of Common Stock[5]
10.1	Amended and Restated Severance Pay Plan of Lake Shore Savings Bank[6]
10.2	2015 Executives Supplemental Benefit Plan I7
10.3	Amended and Restated 2015 Executives Supplemental Benefit Plan II8
10.4	2015 Directors Supplemental Benefit Plan I9
10.5	Amended and Restated 2015 Directors Supplemental Benefit Plan II10
10.6	Lake Shore Bancorp, Inc. 2006 Stock Option Plan[11]
10.7	Amended and Restated 2017 Supplemental Executive Retirement Plan for Daniel P. Reininga[12]
10.8	2015 Executives Supplemental Benefit Plan II amended and restated joinder agreement for Rachel A. Foley[13]
10.9	2015 Executives Supplemental Benefit Plan II joinder agreement for Jeffery M. Werdein[14]
10.10	Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan[15]
10.11	Retention Agreement between Lake Shore Savings Bank and Jeffrey Werdein[16]
10.12	Consent Order[17]
21.1	Subsidiaries of Lake Shore Bancorp, Inc.*
23.1	Consent of Baker Tilly US, LLP*
31.1	Certification by the Interim Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Interim Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*

___

*Filed herewith.

1Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 4, 2005 (Registration No. 333-129439).

2Incorporated herein by reference to Exhibit 3.2 to Form 8-K, filed with the Securities and Exchange Commission on May 18, 2022.

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

5Incorporated herein by reference to Exhibit 4.4 to Form 10-K, filed with the Securities and Exchange Commission on March 27, 2020.

6Incorporated herein by reference to the Exhibits to Form 8-K, filed with the Securities and Exchange Commission on November 16, 2007.

7Incorporated herein by reference to Exhibit 10.5 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.

8Incorporated herein by reference to Exhibit 10.6 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.

9Incorporated herein by reference to Exhibit 10.7 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.

10Incorporated herein by reference to Exhibit 10.8 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016

11Incorporated herein by reference to the Proxy Statement for our October 24, 2006 special meeting of shareholders filed with the Securities and Exchange Commission on September 7, 2006.

12Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed with the Securities and Exchange Commission on January 27, 2017.

13Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2016.

14Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed with the Securities and Exchange Commission on May 23, 2016.

15Incorporated herein by reference to Appendix A to the Proxy Statement for our May 23, 2012 annual meeting of stockholders filed with the Securities and Exchange Commission on April 11, 2012.

16Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018.

17Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities ad Exchange Commission on February 15, 2023.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31,2023.

Lake Shore Bancorp, Inc.
By:/s/ Jeffrey M. Werdein
Jeffrey M. Werdein
Interim Principal Executive Officer Date: March 31, 2023

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jeffrey M. Werdein Jeffrey M. Werdein	Interim Principal Executive Officer	March 31,2023
/s/ Tracy S. Bennett Tracy S. Bennett	Director	March 31,2023
/s/ Sharon E. Brautigam Sharon E. Brautigam	Vice Chairperson of the Board	March 31,2023
/s/ Michelle M. DeBergalis Michelle M. DeBergalis	Director	March 31,2023
/s/ John P. McGrath John P. McGrath	Director	March 31,2023
/s/ Jack L. Mehltretter Jack L. Mehltretter	Director	March 31,2023
/s/ Ronald J. Passafaro Ronald J. Passafaro	Director	March 31,2023
/s/ Kevin M. Sanvidge Kevin M. Sanvidge	Chairman of the Board	March 31,2023
/s/ Rachel A. Foley Rachel A. Foley	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31,2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Lake Shore Bancorp, Inc. and Subsidiary:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Lake Shore Bancorp, Inc. and Subsidiary (Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – General Component Qualitative Factors

Critical Audit Matter Description

As discussed in Notes 2 and 5 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount, which, in management’s judgment, will be adequate to absorb losses in the loan portfolio. The Company’s allowance for loan losses consists of specific and general components. Management develops the general component based on historical loan loss experience adjusted for qualitative factors not reflected in the historical loss experience. Historical loss ratios are measured using the average charge-off ratio for the previous five or three-year periods. The qualitative factors used by the Company include factors such as trends in loan volume and loan type, loan concentrations, changes in the experience, ability and depth of the Company’s lending management, and national and local economic conditions. The adjustments for qualitative factors require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

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

/s/ Baker Tilly US, LLP

Pittsburgh, Pennsylvania

March 31, 2023

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2022	2021
	(Dollars in thousands, except share data)

Assets
Cash and due from banks	$9,091	$37,533
Interest earning deposits	542	30,052
Cash and Cash Equivalents	9,633	67,585
Securities	73,047	88,816
Federal Home Loan Bank stock, at cost	2,330	1,606
Loans receivable, net of allowance for loan losses 2022 $7,065; 2021 $6,118	573,537	517,206
Premises and equipment, net	8,286	8,736
Accrued interest receivable	2,796	2,483
Bank owned life insurance	23,218	22,877
Other assets	7,067	4,430
Total Assets	$699,914	$713,739
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$464,441	$482,508
Non-interest bearing	105,678	110,676
Total Deposits	570,119	593,184
Short-term borrowings	12,596	-
Long-term debt	24,950	21,950
Advances from borrowers for taxes and insurance	3,308	3,198
Other liabilities	7,757	7,431
Total Liabilities	618,730	625,763
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,705,225 shares outstanding at December 31, 2022 and 6,836,514 shares issued and 5,692,410 shares outstanding at December 31, 2021	68	68
Additional paid-in capital	31,459	31,350
Treasury stock, at cost (1,131,289 shares at December 31, 2022 and 1,144,104 shares at December 31, 2021)	(13,571)	(13,660)
Unearned shares held by ESOP	(1,108)	(1,194)
Unearned shares held by compensation plans	(191)	(157)
Retained earnings	74,859	70,591
Accumulated other comprehensive (loss) income	(10,332)	978
Total Stockholders' Equity	81,184	87,976
Total Liabilities and Stockholders' Equity	$699,914	$713,739

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
	Years Ended December 31,
	2022	2021
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$24,507	$22,752
Investment securities, taxable	823	735
Investment securities, tax-exempt	1,245	1,137
Other	179	35
Total Interest Income	26,754	24,659
Interest Expense
Deposits	1,815	2,094
Short-term borrowings	49	-
Long-term debt	494	508
Other	57	63
Total Interest Expense	2,415	2,665
Net Interest Income	24,339	21,994
Provision for Loan Losses	725	650
Net Interest Income after Provision for Loan Losses	23,614	21,344
Non-Interest Income
Service charges and fees	1,104	1,049
Debit card fees	846	873
Earnings on bank owned life insurance	341	416
Unrealized (loss) on equity securities	(11)	(33)
Unrealized gain on interest rate swap	332	199
Recovery on previously impaired investment securities	15	59
Net (loss) gain on sale of loans	(18)	547
Other	95	78
Total Non-Interest Income	2,704	3,188
Non-Interest Expense
Salaries and employee benefits	9,854	8,999
Occupancy and equipment	3,054	2,837
Professional services	2,108	1,560
Data processing	1,422	1,352
Advertising	714	602
Postage and supplies	266	304
FDIC insurance	272	183
Other	1,758	1,220
Total Non-Interest Expense	19,448	17,057
Income before Income Taxes	6,870	7,475
Income Tax Expense	1,162	1,288
Net Income	$5,708	$6,187
Basic and diluted earnings per common share	0.97	1.05
Dividends declared per share	$0.68	$0.54

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2022	2021
	(Dollars in thousands)
Net Income	$5,708	$6,187
Other Comprehensive Loss, net of tax benefit:
Unrealized holding losses on securities, net of tax benefit	(11,298)	(1,122)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(12)	(48)
Total Other Comprehensive Loss	(11,310)	(1,170)
Total Comprehensive (Loss) Income	$(5,602)	$5,017

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2022 and 2021

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2021	$68	$31,201	$(11,584)	$(1,279)	$(118)	$65,488	$2,148	$85,924
Net income	-	-	-	-	-	6,187	-	6,187
Other comprehensive loss, net of tax benefit of $311	-	-	-	-	-	-	(1,170)	(1,170)
ESOP shares earned (7,935 shares)	-	32	-	85	-	-	-	117
Stock based compensation	-	36	-	-	-	-	-	36
Compensation plan shares granted (20,958 shares)	-	-	196	-	(196)	-	-	-
Compensation plan shares forfeited (1,792 shares)	-	-	(17)	-	17	-	-	-
Compensation plan shares earned (14,448 shares)	-	81	-	-	140	-	-	221
Purchase of treasury stock, at cost (150,542 shares)	-	-	(2,255)	-	-	-	-	(2,255)
Cash dividends declared ($0.54 per share)	-	-	-	-	-	(1,084)	-	(1,084)
Balance - December 31, 2021	$68	$31,350	$(13,660)	$(1,194)	$(157)	$70,591	$978	$87,976

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2022	$68	$31,350	$(13,660)	$(1,194)	$(157)	$70,591	$978	$87,976
Net income	-	-	-	-	-	5,708	-	5,708
Other comprehensive loss, net of tax benefit of $3,007	-	-	-	-	-	-	(11,310)	(11,310)
ESOP shares earned (7,935 shares)	-	24	-	86	-	-	-	110
Compensation plan shares granted (29,132 shares)	-	-	274	-	(274)	-	-	-
Compensation plan shares forfeited (10,616 shares)	-	-	(100)	-	100	-	-	-
Compensation plan shares earned (14,911 shares)	-	85	-	-	140	-	-	225
Purchase of treasury stock, at cost (5,701 shares)	-	-	(85)	-	-	-	-	(85)
Cash dividends declared ($0.68 per share)	-	-	-	-	-	(1,440)	-	(1,440)
Balance - December 31, 2022	$68	$31,459	$(13,571)	$(1,108)	$(191)	$74,859	$(10,332)	$81,184

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,708	$6,187
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	89	157
Net amortization of deferred loan costs	490	509
Provision for loan losses	725	650
Recovery on previously impaired investment securities	(15)	(59)
Unrealized loss on equity securities	11	33
Unrealized gain on interest rate swap	(332)	(199)
Originations of loans held for sale	(1,309)	(13,264)
Proceeds from sales of loans held for sale	1,291	13,590
Loss (gain) on sale of loans held for sale	18	(326)
Depreciation and amortization	856	865
Deferred income tax (benefit) expense	(187)	217
Increase in bank owned life insurance, net	(341)	(416)
ESOP shares committed to be released	110	117
Stock based compensation expense	225	257
(Increase) decrease in accrued interest receivable	(313)	504
Decrease (increase) in other assets	802	(542)
Writedowns of foreclosed real estate	15	8
Gains from sale of foreclosed real estate	(93)	(24)
Increase in other liabilities	386	287
Net Cash Provided by Operating Activities	8,136	8,551
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Maturities, prepayments and calls	7,508	18,822
Purchases	(6,141)	(29,965)
Purchases of Federal Home Loan Bank Stock	(1,692)	(54)
Redemptions of Federal Home Loan Bank Stock	968	353
Loan origination and principal collections, net	(57,762)	5,558
Proceeds from sale of foreclosed real estate	321	171
Additions to premises and equipment	(406)	(627)
Net Cash Used in Investing Activities	(57,204)	(5,742)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(23,065)	32,925
Net decrease in advances from borrowers for taxes and insurance	110	15
Increase in short term borrowings	12,596	-
Proceeds from issuance of long-term debt	5,000	-
Repayment of long-term debt	(2,000)	(7,800)
Purchase of treasury stock	(85)	(2,255)
Cash dividends paid	(1,440)	(1,084)
Net Cash (Used in) Provided by Financing Activities	(8,884)	21,801
Net (Decrease) Increase in Cash and Cash Equivalents	(57,952)	24,610
CASH AND CASH EQUIVALENTS - BEGINNING	67,585	42,975
CASH AND CASH EQUIVALENTS - ENDING	$9,633	$67,585
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,404	$2,680
Income taxes paid	$975	$1,350
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$216	$258

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

The MHC, whose activity is not included in these consolidated financial statements, held 3,636,875 shares, or 63.7% of the Company’s outstanding common stock as of December 31, 2022. As of December 31, 2022, the MHC elected to waive dividends of approximately $18.6 million on a cumulative basis. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

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

Use of Estimates

To prepare these consolidated financial statements in conformity with GAAP, management of the Company made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reporting of revenue and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, securities valuation estimates, evaluation of impairment of securities, and income taxes.

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

Foreclosed real estate was $95,000 and $123,000 at December 31, 2022 and 2021, respectively, and was included as a component of other assets in the consolidated statements of financial condition. Proceeds from the sale of foreclosed real estate for the years ended December 31, 2022 and 2021 were $321,000 and $171,000, respectively. This resulted in a net gain on sale of $93,000 and $24,000 for the years ended December 31, 2022 and 2021, respectively, and was included as a component of other non-interest expenses in the consolidated statements of income.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit obligations. BOLI involves the purchase of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in the cash surrender value of the underlying policies is included in non-interest income in the consolidated statements of income and is not subject to income taxes unless surrendered. The Company does not intend to surrender these policies, and accordingly, no deferred taxes have been recorded on the earnings from these policies.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense for the years ended December 31, 2022 and 2021 was $714,000 and $602,000, respectively.

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

Stock Compensation Plans

At December 31, 2022, the Company had stock-based employee and non-employee compensation plans, which are described more fully in Note 12. The Company accounts for the plans using a fair value-based method, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes options-pricing model. Common shares are issued from the Company’s authorized common shares when a share option is exercised. When restricted shares are granted, the shares are released from treasury stock. Common shares awarded as restricted stock are measured based on the fair market value at the grant date. The stock option plan, restricted stock plan and equity incentive plan expenses are recognized in salaries and employee benefits expense on the consolidated statement of income.

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

Comprehensive (Loss) Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and OTTI related to non-credit factors, are reported as a separate component of the stockholders’ equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive (loss) income.

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

Subsequent Events

The Company evaluated events occurring subsequent to December 31, 2022 through the date the consolidated financial statements are being issued, and other than as set forth in Note 21, did not identify any subsequent events requiring disclosure.

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

The Company has determined its data requirements and has developed its methodologies for calculating the expected credit losses under ASU 2016-13 which has allowed the Company to run parallel loss reserve calculations. Data integrity associated with these methodologies is being reviewed and enhancements to the current process are being considered. We expect that the new guidance will result in an increase to the allowance for loan losses given that the allowance will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss under the current accounting standard. The transition will be through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning date of January 1, 2023. Based on our current calculation that is being finalized, the adoption will result in an estimated increase of approximately $350,000 to $450,000 to its loan loss reserves. We are in the process of reviewing the impact of additional disclosures required under ASU 2016-13 on our ongoing financial reporting procedures.

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

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities
U.S. government agencies	$2,008	$-	$(175)	$1,833
Municipal bonds	50,734	16	(8,336)	42,414
Mortgage-backed securities:
Collateralized mortgage obligations-private label	12	-	(1)	11
Collateralized mortgage obligations-government sponsored entities	13,790	1	(1,636)	12,155
Government National Mortgage Association	61	-	(2)	59
Federal National Mortgage Association	13,232	1	(1,987)	11,246
Federal Home Loan Mortgage Corporation	6,277	-	(1,056)	5,221
Asset-backed securities-private label	-	96	-	96
Asset-backed securities-government sponsored entities	4	-	-	4
Total Debt Securities	$86,118	$114	$(13,193)	$73,039
Equity Securities	22	-	(14)	8
Total Securities	$86,140	$114	$(13,207)	$73,047

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities
U.S. government agencies	$2,009	$204	$-	$2,213
Municipal bonds	49,812	1,085	(141)	50,756
Mortgage-backed securities:
Collateralized mortgage obligations-private label	14	1	-	15
Collateralized mortgage obligations-government sponsored entities	17,798	209	(193)	17,814
Government National Mortgage Association	76	7	-	83
Federal National Mortgage Association	10,773	53	(66)	10,760
Federal Home Loan Mortgage Corporation	7,068	87	(119)	7,036
Asset-backed securities-private label	-	110	-	110
Asset-backed securities-government sponsored entities	9	1	-	10
Total Debt Securities	$87,559	$1,757	$(519)	$88,797
Equity Securities	22	-	(3)	19
Total Securities	$87,581	$1,757	$(522)	$88,816

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At December 31, 2022, thirty-eight municipal bonds with a cost of $14.4 million and fair value of $12.2 million were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. At December 31, 2021, twenty-nine municipal bonds with a cost of $10.6 million and fair value of $11.0 million were pledged with the FRB. In addition, at December 31, 2022, twenty-two municipal bonds with a cost of $6.6 million and fair value of $5.6 million were pledged as collateral for customer deposits in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2021, twenty municipal bonds with a cost of $6.0 million and fair value of $6.2 million were pledged as collateral for customer deposits in excess of FDIC insurance limits.

The following table sets forth the Company’s investment in securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
December 31, 2022
U.S. Government Agencies	$1,833	$(175)	$-	$-	$1,833	$(175)
Municipal bonds	12,227	(1,114)	23,259	(7,222)	35,486	(8,336)
Mortgage-backed securities	6,981	(410)	21,561	(4,272)	28,542	(4,682)
	$21,041	$(1,699)	$44,820	$(11,494)	$65,861	$(13,193)

December 31, 2021
Municipal bonds	$9,601	(120)	$857	$(21)	$10,458	$(141)
Mortgage-backed securities	21,141	(211)	3,083	(167)	24,224	(378)
	$30,742	$(331)	$3,940	$(188)	$34,682	$(519)

The Company reviews all investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly.

At December 31, 2022, the Company’s investment portfolio included 72 securities in the “unrealized losses less than twelve months” category and 123 securities in the “unrealized losses twelve months or more” category. Management has the intent and ability to hold these securities until maturity. Management believes the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased. The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive loss, net of tax benefit on the Company’s consolidated statements of stockholders’ equity.

The following table presents a summary of the credit-related OTTI charges recognized as components of income:

	For The Years Ended December 31,
	2022	2021
	(Dollars in thousands)
Beginning balance	$162	$221
Additions:
Credit loss not previously recognized	-	-
Reductions:
Losses realized during the period on OTTI previously recognized	-	-
Receipt of cash flows on previously recorded OTTI	(15)	(59)
Ending balance	$147	$162

A deterioration in credit quality and/or other factors that may limit the liquidity of a security in our portfolio might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as “other-than-temporary” and that the Company may incur additional write-downs in future periods.

During the years ended December 31, 2022 and 2021, the Company did not sell any debt securities.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
December 31, 2022:
Less than one year	$415	$415
After one year through five years	5,701	5,538
After five years through ten years	10,180	9,119
After ten years	36,446	29,175
Mortgage-backed securities	33,372	28,692
Asset-backed securities	4	100
	$86,118	$73,039

Equity Securities

At December 31, 2022 and 2021, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the years ended December 31, 2022 and 2021, the Company recognized an unrealized loss of $11,000 and $33,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no sales of equity securities during the years ended December 31, 2022 and 2021.

Note 4 - Loans Receivable

Loans receivable, net consists of the following:

	December 31,
	2022	2021
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$175,904	$158,826
Home equity	53,057	48,071
Commercial	304,037	266,525
Construction - commercial	22,918	21,824
	555,916	495,246
Commercial	19,576	23,216
Consumer	1,217	1,317
Total Loans	576,709	519,779
Allowance for loan losses	(7,065)	(6,118)
Net deferred loan costs	3,893	3,545
Loans Receivable, net	$573,537	$517,206

(1)Includes one- to four-family construction loans.

The Company participated in the Small Business Administration Paycheck Protection Program (“PPP”) loan program under the CARES Act during the year ended December 31, 2021. All PPP loans were forgiven as of December 31, 2022. As of December 31, 2021 there were $4.6 million of PPP loans outstanding and recorded as commercial business loans. During the years ended December 31, 2022 and 2021, $90,000 and $232,000, respectively of loan fees were recognized on PPP loans.

Residential real estate loans serviced for others by the Company totaled $42.1 million and $44.6 million at December 31, 2022 and 2021, respectively.

At December 31, 2022, $147.4 million of one- to four-family residential real estate loans were pledged as collateral for advances from the FHLB.

Most loans made by the Company are secured by borrowers’ personal or business assets. The Company considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank’s capital plus reserves or 10% of total loans. At December 31, 2022, the Company held concentrations of credit in the particular industries noted below:

•$156.2 million in investor-owned multi-family real estate loans, which equated to 185.7% of the Bank’s capital reserves;

•$67.2 million in non-residential real estate loans on commercial properties, which equated to 79.9% of the Bank’s capital reserves; and

•$32.3 million in other commercial loans for retail businesses, which equated to 38.4% of the Bank’s capital reserves

Although these loan categories exceeded the concentration parameter, borrowers within these loan types are diversified and the properties are located in various locations throughout western New York.

At December 31, 2022 and 2021, loans to related parties including officers and directors were immaterial as a percentage of our loan portfolio.

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

The following tables summarize the activity in the allowance for loan losses for the years ended December 31, 2022 and 2021 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of December 31, 2022 and 2021:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
December 31, 2022
Allowance for Loan Losses:
Balance – January 1, 2022	$383	$211	$4,377	$360	$531	$32	$224	$6,118
Charge-offs	-	-	(4)	-	-	(69)	-	(73)
Recoveries	17	1	269	-	-	8	-	295
Provision (credit)	11	5	756	(12)	(22)	76	(89)	725
Balance – December 31, 2022	$411	$217	$5,398	$348	$509	$47	$135	$7,065
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$411	$217	$5,398	$348	$509	$47	$135	$7,065

Gross Loans Receivable (1):
Ending balance	$175,904	$53,057	$304,037	$22,918	$19,576	$1,217	$-	$576,709
Ending balance: individually evaluated for impairment	$153	$14	$-	$-	$-	$-	$-	$167
Ending balance: collectively evaluated for impairment	$175,751	$53,043	$304,037	$22,918	$19,576	$1,217	$-	$576,542

(1)Gross Loans Receivable does not include allowance for loan losses of $(7,065) or deferred loan costs of $3,893.

(2)Includes one- to-family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2021
Allowance for Loan Losses:
Balance – January 1, 2021	$346	$172	$4,052	$434	$676	$27	$150	$5,857
Charge-offs	(12)	-	(427)	-	-	(39)	-	(478)
Recoveries	49	2	6	-	23	9	-	89
Provision (credit)	-	37	746	(74)	(168)	35	74	650
Balance – December 31, 2021	$383	$211	$4,377	$360	$531	$32	$224	$6,118
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$383	$211	$4,377	$360	$531	$32	$224	$6,118

Gross Loans Receivable (1):
Ending Balance	$158,826	$48,071	$266,525	$21,824	$23,216	$1,317	$-	$519,779
Ending balance: individually evaluated for impairment	$261	$24	$7,002	$-	$-	$-	$-	$7,287
Ending balance: collectively evaluated for impairment	$158,565	$48,047	$259,523	$21,824	$23,216	$1,317	$-	$512,492

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	At December 31, 2022			At December 31, 2021
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$153	$153	$-	$261	$261	$-
Home equity	14	14	-	24	24	-
Commercial real estate(1)	-	-	-	7,002	7,002	-
Total impaired loans with no related allowance	167	167	-	7,287	7,287	-

(1)Commercial Real Estate loans consisted of one loan which was paid off during the year ended December 31, 2022.

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	For the Year Ended		For the Year Ended
	December 31, 2022		December 31, 2021

With no related allowance recorded:
Residential, one- to four-family	$231	$12	$269	$13
Home equity	21	-	25	1
Commercial real estate	2,440	-	8,786	219
Total impaired loans	$2,692	$12	$9,080	$233

The following table provides an analysis of past due loans and non-accruing loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2022:
Real Estate Loans:
Residential, one- to four-family(1)	$1,173	$380	$1,649	$3,202	$172,702	$175,904	$2,295
Home equity	137	287	468	892	52,165	53,057	602
Commercial	-	-	-	-	304,037	304,037	-
Construction - commercial	-	-	-	-	22,918	22,918	-
Other Loans:
Commercial	-	-	-	-	19,576	19,576	-
Consumer	15	-	17	32	1,185	1,217	34
Total	$1,325	$667	$2,134	$4,126	$572,583	$576,709	$2,931

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans	Loans on Non-
	Past Due	Past Due	Past Due	Due	Due	Receivable	Accrual
	(Dollars in thousands)
December 31, 2021:
Real Estate Loans:
Residential, one- to four-family(1)	$373	$758	$1,096	$2,227	$156,599	$158,826	$1,878
Home equity	265	146	532	943	47,128	48,071	636
Commercial(2)	-	-	-	-	266,525	266,525	7,002
Construction - commercial	-	-	-	-	21,824	21,824	-
Other Loans:
Commercial(3)	-	-	-	-	23,216	23,216	-
Consumer	7	7	5	19	1,298	1,317	5
Total	$645	$911	$1,633	$3,189	$516,590	$519,779	$9,521

(1)Includes one- to four-family construction loans.

(2)Commercial Real Estate loans on non-accrual consists of one loan which was moved to non-accrual status during the year ended December 31, 2021. This loan was paid off during the year ended December 31, 2022.

(3)Includes $4.6 million of PPP loans at December 31, 2021, which do not require payments for a certain amount of time under the CARES Act and are 100% guaranteed by the SBA. All PPP loans were forgiven as of December 31, 2022.

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

The following tables summarize the internal loan grades applied to the Company’s loan portfolio as of December 31, 2022 and 2021:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2022
Real Estate Loans:
Residential, one- to four-family(1)	$173,857	$-	$2,047	$-	$-	$175,904
Home equity	52,269	-	788	-	-	53,057
Commercial	291,300	3,272	9,465	-	-	304,037
Construction - commercial	22,918	-	-	-	-	22,918
Other Loans:
Commercial	14,926	1,112	3,538	-	-	19,576
Consumer	1,183	-	24	-	10	1,217
Total	$556,453	$4,384	$15,862	$-	$10	$576,709

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2021
Real Estate Loans:
Residential, one- to four-family(1)	$156,931	$-	$1,895	$-	$-	$158,826
Home equity	47,167	-	904	-	-	48,071
Commercial	252,391	6,682	7,452	-	-	266,525
Construction - commercial	21,824	-	-	-	-	21,824
Other Loans:
Commercial(2)	18,076	1,742	3,398	-	-	23,216
Consumer	1,308	-	4	-	5	1,317
Total	$497,697	$8,424	$13,653	$-	$5	$519,779

(1)Includes one- to four-family construction loans.

(2)The Pass/Performing category for Commercial Loans includes $4.6 million of PPP loans at December 31, 2021, which do not require payments for a certain amount of time under the CARES Act and are 100% guaranteed by SBA. All PPP loans were forgiven as of December 31, 2022.

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

The following table summarizes the loans that were classified as TDRs as of the dates indicated:

			Non-Accruing		Accruing		TDRs That Have Defaulted on Modified Terms Year to Date
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
At December 31, 2022
Real Estate Loans:
Residential, one- to four-family	6	$153	2	$6	4	$147	1	$2
Home equity	1	14	1	14	-	-	-	-
Total	7	$167	3	$20	4	$147	1	$2

At December 31, 2021
Real Estate Loans:
Residential, one- to four-family	7	$261	1	$11	6	$250	-	$-
Home equity	2	24	1	15	1	9	1	15
Commercial	1	7,002	1	7,002	-	-	-	-
Total	10	$7,287	3	$7,028	7	$259	1	$15

No additional loan commitments were outstanding to these borrowers at December 31, 2022 and 2021.

The following table details the activity in loans which were first deemed to be TDRs during the years ended December 31, 2022 and 2021:

		For the Years Ended December 31, 2022		For The Years Ended December 31, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family
Reduced monthly payments and extended maturity date	-	$-	$-	1	$38	$38
Home equity
Reduced monthly payments and extended maturity date	-	-	-	1	10	10
Commercial (1)
Extended interest only payment period and maturity date	-	-	-	1	7,483	7,060
Total	-	$-	$-	3	$7,531	$7,108

(1) Commercial Real Estate loans consisted of one loan which was paid off during the year ended December 31, 2022.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for loan losses. Foreclosed real estate was $95,000 and $123,000 at December 31, 2022 and 2021, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.8 million and $1.7 million at December 31, 2022 and December 31, 2021, respectively.

Note 6- Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2022	2021
	(Dollars in thousands)

Land	$1,209	$1,209
Buildings and improvements	13,130	13,022
Furniture and equipment	7,306	7,201
	21,645	21,432
Accumulated depreciation	(13,359)	(12,696)
	$8,286	$8,736

Depreciation and amortization of premises and equipment amounted to $856,000, and $865,000 for the years ended December 31, 2022 and 2021, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

Note 7 - Deposits

Deposits consist of the following at the dates indicated:

	December 31,
	2022		2021

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$105,678	-%	$110,676	-%
Interest bearing	85,033	0.10	95,104	0.09
Money market accounts	149,250	0.58	175,886	0.20
Savings accounts	77,200	0.05	74,155	0.05
Time deposits	152,958	1.59	137,363	0.73

	$570,119	0.60%	$593,184	0.25%

Scheduled maturities of time deposits at December 31, 2022 were as follows (dollars in thousands):

2023	$78,543
2024	24,620
2025	31,379
2026	12,463
2027	5,953
$152,958

Time deposit accounts with balances in excess of $250,000 amounted to $28.3 million and $27.3 million at December 31, 2022 and 2021, respectively.

Interest expense on deposits was as follows:

	Years Ended December 31,
	2022	2021
	(Dollars in thousands)

Interest bearing checking accounts	$78	$75
Money market accounts	486	347
Savings accounts	41	38
Time deposits	1,210	1,634
	$1,815	$2,094

At December 31, 2022 and 2021, deposits of directors, executive officers and their affiliates totaled $11.3 million and $11.1 million, respectively.

Note 8 - Borrowings

At December 31, 2022, the Company had written agreements with the FHLBNY which allows it to borrow up to the maximum lending values designated by the type of collateral pledged. As of December 31, 2022 and 2021, our maximum lending value was $116.1 million and $114.3 million, respectively, and was collateralized by a pledge of certain, fixed-rate residential, one- to four-family loans. At December 31, 2022 and 2021, we had advances outstanding under this agreement of $37.5 million and $22.0 million, respectively, which consisted of short-term borrowings and long term debt at fixed rates.

At December 31, 2022, the Company had short-term borrowings from the Federal Home Loan Bank of New York (“FHLBNY”) of $12.6 million. The short-term borrowings had fixed rates of interest ranging from 4.57% to 4.61% and mature within one to three weeks. The weighted average interest rate was 4.59% as of December 31, 2022. At December 31, 2021, the Company had no short-term borrowings.

At December 31, 2022 and 2021, the Company had long-term debt outstanding under the written agreement with the FHLBNY of $25.0 million and $22.0 million, respectively. All of the advances outstanding at December 31, 2022 and 2021 were term borrowings with initial terms of one to five years at fixed rates.

We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $14.4 million and $10.6 million at December 31, 2022 and 2021, respectively. Fair value of the pledged securities was equal to $12.2 million and $11.0 million as of December 31, 2022 and 2021. There were no balances outstanding with the Federal Reserve Bank as of December 31, 2022 and 2021.

The Company has also established lines of credit with other correspondent banks, totaling $42.0 million, of which $40.0 million is unsecured and the remaining $2.0 million is secured by a pledge of the Company’s securities when a draw is made. The lines of credit provide for overnight borrowings through the purchase of Fed Funds, at an interest rate equal to the Fed Funds rate plus a spread. At December 31, 2022 and 2021, there were no balances outstanding on these lines of credit.

Long-term debt from the FHLBNY and related contractual maturities consisted of the following:

	At December 31, 2022		At December 31, 2021
Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
(Dollars in thousands)

In one year	$4,950	2.31%	$2,000	2.18%
In two years	15,000	2.01%	4,950	2.31%
In three years	3,000	2.44%	13,000	1.73%
In four years	1,000	3.49%	2,000	1.94%
In five years	1,000	3.49%	-	-%
	$24,950	2.24%	$21,950	1.92%

Note 9 - Lease Obligations

The Company leases certain branch offices under operating or finance leases. Certain lease arrangements contain extension options which are typically for 5 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

As of December 31, 2022 and 2021, two of the Company’s branch offices were under an operating lease and the Company’s operating lease ROU assets were $373,000 and $511,000, respectively, and its lease liabilities were $390,000 and $534,000, respectively. The ROU assets are recorded under other assets and the lease liabilities are recorded under other liabilities on the consolidated statements of financial condition.

Operating lease costs that were recorded in occupancy and equipment expense on the consolidated statements of income for the years ended December 31, 2022 and 2021 were $150,000.

The table below summarizes information related to our lease liabilities at or for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
(in thousands, except for percent and period data)	2022	2021

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$157	$157
Operating cash flows from finance leases	126	126

Weighted-average remaining lease term, operating leases, in years	2.6	3.6
Weighted-average discount rate – operating leases	2.61%	2.61%

The Company has one long-term finance lease agreement for a branch location and the outstanding balance of the finance lease (included in other liabilities) at December 31, 2022 and 2021 was $554,000 and $623,000, respectively, with a weighted-average discount rate of 9.22%. The remaining term of this lease is 5.5 years. The asset related to this finance lease is included in premises and equipment and consists of the cost of $1.1 million less accumulated depreciation of approximately $714,000 and $631,000 at December 31, 2022 and 2021, respectively.

The table below summarizes the maturity of remaining lease liabilities as of December 31, 2022:

	Operating	Finance
	Leases	Lease
	(Dollars in thousands)
2023	$157	$131
2024	157	136
2025	90	136
2026	-	136
2027	-	136
2027 and thereafter	-	67
Total Lease Payments	$404	$742
Less: Amounts representing interest	(14)	(188)
Present value of lease liabilities	$390	$554

Note 10- Income Taxes

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

The provision for income tax expense consists of the following:

	Years Ended December 31,
	2022	2021
	(Dollars in thousands)

Current:
Federal	$1,343	$1,063
State	6	8
Total Current	1,349	1,071

Deferred:
Federal	(187)	217
State	-	-
Total Deferred	(187)	217

Total Income Tax Expense	$1,162	$1,288

A reconciliation of the statutory federal income tax at a rate of 21% for the years ended December 31, 2022 and 2021 to the income tax expense included in the statements of income is as follows:

	Years Ended December 31,
	2022	2021

Federal income tax at statutory rate	21.0%	21.0%
State (benefit) expense, net of federal expense (benefit)	(0.6)	8.1
Tax-exempt interest income	(3.6)	(3.1)
Deferred tax valuation allowance	0.7	(8.0)
Life insurance income	(1.0)	(1.2)
Other	0.5	0.4
Total Income Tax Expense	16.9%	17.2%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
	(Dollars in thousands)
Deferred tax assets:
Unrealized losses on securities available for sale	$3,372	$-
Allowance for loan losses	1,822	1,579
Deferred compensation	1,370	1,237
Impairment of equity investments	129	129
Accrued expenses	121	145
Right of use liability	80	110
Net operating loss ("NOL")	62	52
Stock options granted	21	21
Other	18	21
Total Deferred Tax Assets	6,995	3,294

Deferred tax liabilities:
Deferred loan origination costs	(1,004)	(915)
Depreciation	(598)	(622)
Unrealized gains on securities available for sale	-	(260)
Prepaid expenses	(97)	(106)
Right of use asset	(78)	(107)
Other	(123)	(57)
Total Deferred Tax Liabilities	(1,900)	(2,067)

Deferred tax valuation allowance	(1,126)	(452)

Net Deferred Tax Asset	$3,969	$775

The net deferred tax asset was recorded in other assets on the consolidated statements of financial condition at December 31, 2022 and 2021. In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2022, except for the following:

•Valuation allowance of $129,000 on the deferred tax asset for the 2011 other than temporary impairment charge; and

•Valuation allowance of $997,000 on state deferred tax assets with anticipated net operating loss expiration dates of 2035 through 2042, as well as unrealized losses on securities available for sale.

Management believes that the Company will not generate sufficient income of the appropriate character (i.e. capital gains) to utilize any of the deferred tax asset created by the 2011 other than temporary impairment charge. Management believes that it is more likely than not that the Company will not realize its state deferred tax assets because of reform in New York State corporate tax law. Beginning in 2015, the most significant change in the tax law allows the Company to deduct up to 50% of its net interest income received from qualifying loans. This change effectively eliminates the Company’s New York State tax on income resulting in the Company being taxed on its apportioned capital. Because of this tax reform, the Company will not generate sufficient taxable income within New York State to realize its existing state deferred tax assets. There was a $674,000 increase in the deferred tax valuation recorded during 2022 and a $597,000 increase in the deferred tax valuation recorded during 2021.

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests. The 1996 federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or bank charter. Management has no intention of taking any such actions. At December 31, 2022 and 2021, the Company’s total pre-1988 tax bad debt reserve was $2.2 million. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

Current income tax guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2022 and 2021. As of December 31, 2022, there has been no material change in any uncertain tax position. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of income.

The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The federal tax returns for the years ended December 31, 2019, 2020 and 2021 remain subject to examination by the IRS. The state tax returns for the years ended December 31, 2019, 2020 and 2021 for New York State remains subject to examination.

Note 11 - Employee and Director Benefit Plans

401K Plan

The Company maintains a 401(k) savings plan covering employees who have completed three months of service and attained age 21. Participants may make contributions to the 401(k) Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations. The plan consists of three components: 401(k), Profit Sharing and Safe Harbor. For the 401(k) component, the Company makes a matching contribution equal to 40% of the participant salary deferral, up to 6% of such employee’s compensation after one year of service. For the profit sharing component, the Company makes a discretionary contribution, up to 5.1% of an eligible employee’s salary, depending on years of service. Lastly, the Company contributes 3.4% of an eligible employee’s salary based on years of service, which is a discretionary contribution to the Safe Harbor component of the plan. The Company’s expense for all three components of the 401(k) plan for the years ended December 31, 2022 and 2021 was $527,000 and $529,000, respectively.

1999 Supplemental Benefit Plans

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan (the “1999 Plans”). Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. The Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. The Company has purchased bank owned life insurance for the purpose of funding the liability. The cash surrender value of such bank owned life insurance amounted to $7.8 million at December 31, 2022 and 2021. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries. The Company had a liability under such plans of $453,000 and $582,000 at December 31, 2022 and 2021, respectively. This liability was included in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2022 and 2021.

The Company’s expense for the 1999 Plans was $35,000 and $42,000 for the years ended December 31, 2022 and 2021, respectively.

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

The 2001 Plans are unfunded. The Company had a liability under these plans of $2.6 million and $2.5 million at December 31, 2022 and 2021, respectively. This liability was included in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2022 and 2021.

Effective June 30, 2012, the Company implemented a Supplemental Executive Benefit Plan (the “2012 Plan”) with one executive. The 2012 Plan provides that when the Executive attains age 67, the Executive will be entitled to a fixed, pre-determined annual benefit under the 2012 Plan, which will be paid in monthly installments for 15 years. The 2012 Plan was amended on May 18, 2016 to update the fixed, pre-determined annual benefit amount. The 2012 Plan provides for a reduced benefit in the event the Executive terminates his employment for a reason other than death, disability, cause or a change in control, before the Executive attains the age 67, which will be paid in monthly installments for 15 years. In the event of death, the vested benefit is payable to the beneficiary as a lump sum payment. The Company had a liability under this plan of $1.3 million and $1.1 million as of December 31, 2022 and 2021, respectively. This liability was included in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.12% in 2022 and 2021.

Under the 2001 Plans and the 2012 Plan, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. The Company purchased bank owned life insurance for the purpose of funding this liability. The cash surrender value of the bank owned life insurance for these plans amounted to $12.0 million and $11.7 million at December 31, 2022 and 2021, respectively.

The Company’s expense for the 2001 and 2012 Plans was $567,000 and $489,000 for the years ended December 31, 2022 and 2021, respectively.

2018 Retention Agreement

Effective March 29, 2018, the Company entered into a Retention Agreement with one executive. The agreement provides that the Executive will receive a payment of $1.4 million (the "Normal Retention Payment") provided that the Executive remains continuously employed with the Bank through March 29, 2028 (the "Retention Date"). The Normal Retention Payment will be paid in three equal installments on March 29, 2028, January 2, 2029, and January 2, 2030. If the Executive's employment is terminated without cause or for good reason (as defined in the agreement) prior to the Retention Date, the Executive will receive the vested account balance as set forth in the agreement. In the event that the Executive's employment terminates prior to the Retention Date due to death or disability, the Executive or his beneficiary, as applicable, will generally receive the vested account balance. If the Executive's employment is terminated prior to the Retention Date, and within two years of a change in control (as defined in the agreement), the Executive will receive the Normal Retention Payment in a lump sum payment. The Company has a liability under this plan of $492,000 and $370,000 as of December 31, 2022 and 2021, respectively. This liability was included in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.12% in 2022 and 2021.

The Company purchased bank owned life insurance for the purpose of funding the liability of the 2018 Plan. The cash surrender value of the bank owned life insurance for this agreement was $3.5 million and $3.4 million at December 31, 2022 and 2021, respectively.

The Company’s expense for the 2018 Plan was $122,000 and $112,000 for the years ended December 31, 2022 and 2021, respectively.

Note 12 – Stock-based Compensation

As of December 31, 2022, the Company had four stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $335,000 and $374,000 for the years ended December 31, 2022 and 2021.

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

A summary of the status of the Stock Option Plan during the year ended December 31, 2022 and 2021 is presented below:

	2022			2021
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	64,548	$14.38		64,548	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	(5,691)	14.38		-	-
Outstanding at end of period	58,857	$14.38	3.8 years	64,548	$14.38	4.8 years

Options exercisable at end of period	58,857	$14.38	3.8 years	64,548	$14.38	4.8 years

Fair value of options granted	-	$-		-	$-

At December 31, 2022, stock options had no intrinsic value and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the years ended December 31, 2022 and 2021. At December 31, 2022 all compensation cost related to the Stock Option Plan has been recognized in prior periods. Compensation expense related to the Stock Option Plan amounted to $27,000 for the year ended December 31, 2021.

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

As of December 31, 2022, all 119,025 shares in the plan have vested and been distributed to eligible participants under the RRP. At December 31, 2022, all compensation cost related to the RRP has been recognized in prior periods. Compensation expense amounted to $19,000 for the year ended December 31, 2021.

A summary of the status of unvested shares under the RRP for the year ended December 31, 2021 is as follows:

	At December 31, 2021	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	1,618	$14.38
Granted	-	-
Vested	(1,618)	14.38
Unvested shares outstanding at end of period	-	$-

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

The Board of Directors granted restricted stock awards under the EIP during 2022 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

March 17, 2022	4,577	100% on December 9, 2022	$15.00	Non-employee directors
March 30, 2022	22,555	100% on March 31, 2025 if three year performance metric is achieved	$14.96	Employees
November 21, 2022	1,000	20% per year with first vesting date on November 21, 2023	$12.92	Employees
November 30, 2022	1,000	20% per year with first vesting date on November 30, 2023	$12.50	Employees

A summary of the status of unvested restricted stock awards under the EIP for the years ended December 31, 2022 and 2021 is as follows:

	At December 31, 2022	Weighted Average Grant Price (per Share)	At December 31, 2021	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	29,495	$15.24	14,985	$15.39
Granted	29,132	14.81	20,958	15.22
Vested	(4,145)	15.00	(4,656)	15.65
Forfeited	(10,616)	15.07	(1,792)	15.25
Unvested shares outstanding at end of period	43,866	$15.02	29,495	$15.24

As of December 31, 2022, there were 97,886 shares of restricted stock vested or distributed to eligible participants under the EIP. Compensation expense related to restricted stock awards under the EIP amounted to $225,000 and $202,000 for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, $301,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 26 months.

A summary of the status of stock options under the EIP for the years ended December 31, 2022 and 2021 is as follows:

	2022			2021
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	3.8 years	20,000	$14.38	4.8 years

Options exercisable at end of period	20,000	$14.38	3.8 years	20,000	$14.38	4.8 years

Fair value of options granted	-	-		-	-

At December 31, 2022, stock options outstanding had no intrinsic value and there were no remaining options available for grant under the EIP. At December 31, 2022, all compensation cost related to the stock options granted under the EIP has been recognized in prior periods. Compensation expense related to stock options outstanding under the EIP amounted to $9,000 for the year ended December 31, 2021.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of December 31, 2022, the balance of the loan to the ESOP was $1.4 million and the fair value of unallocated shares was $1.2 million. As of December 31, 2022, there were 83,467 allocated shares and 103,153 unallocated shares compared to 83,408 allocated shares and 111,088 unallocated shares at December 31, 2021. The ESOP compensation expense was $110,000 for the year ended December 31, 2022 and $117,000 for the year ended December 31, 2021 based on 7,935 shares earned in each of those years.

Note 13 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of December 31, 2022 and 2021 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

The Company’s consolidated statements of financial condition contains investment securities and derivative instruments that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2022 and 2021 were as follows:

	Fair Value Measurements at December 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities
U.S. government agencies	$1,833	$-	$1,833	$-
Municipal bonds	42,414	-	42,414	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	11	-	11	-
Collateralized mortgage obligations-government sponsored entities	12,155	-	12,155	-
Government National Mortgage Association	59	-	59	-
Federal National Mortgage Association	11,246	-	11,246	-
Federal Home Loan Mortgage Corporation	5,221	-	5,221	-
Asset-backed securities:
Private label	96	-	96	-
Government sponsored entities	4	-	4	-
Total Debt Securities	$73,039	$-	$73,039	$-
Equity securities	8	8	-	-
Total Securities	$73,047	$8	$73,039	$-
Interest Rate Swap(1)	$273	$-	$273	$-

(1)Included in Other Assets on the consolidated statements of financial condition.

	Fair Value Measurements at December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2022 and 2021 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At December 31, 2022
Mortgage servicing rights	209	$-	$-	$209

At December 31, 2021
Foreclosed real estate	$35	$-	$-	$35
Mortgage servicing rights	220	-	-	220

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At December 31, 2022
Mortgage servicing rights	209	Discounted Cash Flow Model (3)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.15%	0.15%
			Estimated Life of Loans	5.0years	5.0 years

At December 31, 2021
Foreclosed real estate	$35	Market valuation of property (1)	Direct Disposal Costs (2)	7.00%	7.00%
Mortgage servicing rights	220	Discounted Cash Flow Model (3)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.15%	0.15%
			Estimated Life of Loans	5.9 years	5.9 years

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

At December 31, 2021, foreclosed real estate valued using Level 3 inputs had a carrying amount of $73,000 and valuation allowances of $38,000.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at December 31, 2022
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$9,633	$9,633	$9,633	$-	$-
Securities	73,047	73,047	8	73,039	-
Federal Home Loan Bank stock	2,330	2,330	-	2,330	-
Loans receivable, net	573,537	546,278	-	-	546,278
Accrued interest receivable	2,796	2,796	-	2,796	-
Interest rate swap	273	273	-	273	-
Mortgage servicing rights	209	209	-	-	209
Financial liabilities:
Deposits	570,119	571,521	-	571,521	-
Short-term borrowings	12,596	12,596	-	12,596	-
Long-term debt	24,950	23,946	-	23,946	-
Accrued interest payable	66	66	-	66	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2021
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$67,585	$67,585	$67,585	$-	$-
Securities	88,816	88,816	19	88,797	-
Federal Home Loan Bank stock	1,606	1,606	-	1,606	-
Loans receivable, net	517,206	504,018	-	-	504,018
Accrued interest receivable	2,483	2,483	-	2,483	-
Mortgage servicing rights	220	220	-	-	220
Financial liabilities:
Deposits	593,184	596,273	-	596,273	-
Long-term debt	21,950	22,073	-	22,073	-
Accrued interest payable	55	55	-	55	-
Interest rate swap	60	60	-	60	-
Off-balance-sheet financial instruments	-	-	-	-	-

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

As of December 31, 2022 and 2021, the Bank was considered a “qualifying community bank” and its CBLR was 12.40% and 11.96%, respectively, so it was deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.

Following is a reconciliation of the Bank’s GAAP capital to regulatory Tier 1 and CET 1 capital for December 31, 2022 and 2021:

	December 31,
	2022	2021
	(Dollars in thousands)

GAAP (Equity) Capital:	$77,051	$85,223
Plus:
Unrealized losses (gains) on available-for-sale debt securities, net of tax	10,332	(978)
Less:
Additional tier 1 capital deductions	-	-

Tier 1 Capital and CET 1 Capital	$87,383	$84,245

Note 15 – Earnings per Share

Earnings per share was calculated for the years ended December 31, 2022 and 2021, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the ESOP, RRP and EIP. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2022	2021
Numerator – net income	$5,708,000	$6,187,000
Denominator:
Basic weighted average shares outstanding	5,879,438	5,885,005
Increase in weighted average shares outstanding due to:
Stock options	-	2,859
Diluted weighted average shares outstanding	5,879,438	5,887,864

Earnings per share:
Basic	$0.97	$1.05
Diluted	$0.97	$1.05

(1)Stock options to purchase 64,548 shares under the Stock Option Plan and 20,000 shares under the EIP at $14.38 were outstanding during 2022, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 16 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. There were no loss reserves associated with these commitments at December 31, 2022 and 2021. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	December 31,	December 31,
	2022	2021
	(Dollars in thousands)

Commitments to grant loans	$26,334	$61,234
Unfunded commitments under lines of credit	74,848	73,387

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

Note 17 – Parent Company Only Financial Information

The following condensed financial statements summarize the financial position and results of operations and cash flows of the parent savings and loan holding company, Lake Shore Bancorp, Inc., as of December 31, 2022 and 2021 and for the years ended December 31, 2022 and 2021.

Statements of Financial Condition

	December 31,
	2022	2021
	(Dollars in thousands)
Assets

Cash and due from banks	$2,084	$1,085
Investment in subsidiary	77,050	85,223
ESOP loan receivable	1,359	1,420
Other assets	721	274

Total assets	$81,214	$88,002

Liabilities and Stockholders' Equity

Other liabilities	30	26
Total stockholders' equity	81,184	87,976

Total liabilities and stockholders' equity	$81,214	$88,002

Statements of Income
	For the Years Ended
	December 31,
	2022	2021
	(Dollars in thousands)

Interest Income	$145	$112
Dividend distributed by bank subsidiary	3,000	3,000
Other	5	3
Total Income	3,150	3,115
Non-interest Expenses	494	404
Income before income taxes and equity in undistributed net income of subsidiary	2,656	2,711
Income tax benefit	(99)	(83)
Income before undistributed net income of subsidiary	2,755	2,794
Equity in undistributed net income of subsidiary	2,953	3,393
Net Income	$5,708	$6,187

Statements of Comprehensive (Loss) Income
	For the Years Ended
	December 31,
	2022	2021
	(Dollars in thousands)

Net Income	$5,708	$6,187
Other Comprehensive Loss, net of tax benefit:
Unrealized holding loss on securities available for sale of subsidiary, net of tax benefit 2022 $3,004; 2021 $300	(11,298)	(1,122)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income of subsidiary, net of tax expense 2022 $3; 2021 $11	(12)	(48)
Total Other Comprehensive Loss	(11,310)	(1,170)
Total Comprehensive (Loss) Income	$(5,602)	$5,017

Statements of Cash Flows
	For the Years Ended
	December 31,
	2022	2021
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$5,708	$6,187
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP shares committed to be released	110	117
Stock based compensation expense	225	257
Increase in other assets	(631)	(218)
Increase in other liabilities	4	3
Equity in undistributed earnings of subsidiary	(2,953)	(3,393)
Net Cash Provided by Operating Activities	2,463	2,953
Cash Flows from Investing Activities:
Payments received on ESOP loan	61	57
Net Cash Provided by Investing Activities	61	57
Cash Flows from Financing Activities:
Purchase of treasury stock	(85)	(2,255)
Cash dividends paid	(1,440)	(1,084)
Net Cash Used in Financing Activities	(1,525)	(3,339)
Net Increase (Decrease) in Cash and Cash Equivalents	999	(329)
Cash and Cash Equivalents - Beginning	1,085	1,414
Cash and Cash Equivalents - Ending	$2,084	$1,085

Note 18 – Treasury Stock

During the year ended December 31, 2022, the Company repurchased 5,701 shares of common stock at an average cost of $14.91 per share. These shares were repurchased pursuant to the Company’s publicly announced common stock repurchase program. As of December 31, 2022, there were 30,626 shares remaining to be repurchased under the existing stock repurchase program. During the year ended December 31, 2022, the Company transferred 29,132 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the year ended December 31, 2022, there were 10,616 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to forfeitures.

During the year ended December 31, 2021, the Company repurchased 150,542 shares of common stock at an average cost of $14.98 per share. The Company repurchased 149,928 of these shares at an average cost of $14.98 per share pursuant to the Company’s publicly announced common stock repurchase programs. As of December 31, 2021, there were 36,327 shares remaining to be repurchased under the existing stock repurchase program. The remaining 614 shares were purchased from the trustee of the Company’s unvested RRP and EIP stock holdings, when awardees sold vested shares, at an average cost of $14.97 per share. During the year ended December 31, 2021, the Company transferred 20,958 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the year ended December 31, 2022, there were 1,792 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to forfeitures.

Note 19 – Other Comprehensive Loss

In addition to presenting the consolidated statements of comprehensive (loss) income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive loss for the periods presented:

	For the Years Ended December 31, 2022			For The Years Ended December 31, 2021
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(14,302)	$3,004	$(11,298)	$(1,422)	$300	$(1,122)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(15)	3	(12)	(59)	11	(48)
Total Other Comprehensive Loss	$(14,317)	$3,007	$(11,310)	$(1,481)	$311	$(1,170)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive income(loss) for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive (Loss) Income		Affected Line Item
Comprehensive (Loss) Income	for the years ended December 31,		on the Consolidated
Components	2022	2021	Statements of Income
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Recovery on previously impaired investment securities	$(15)	$(59)	Recovery on previously impaired investment securities
Provision for income tax expense	3	11	Income Tax Expense
Total reclassification for the period	$(12)	$(48)	Net Income

Note 20 – Revenue Recognition

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

Gain/Losses on Sale of OREO

The Company records a gain or loss from the sale of other real estate owned (“OREO”) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company may need to adjust the transaction price and related gain (loss) on sale if a significant financing component is present. Gains (losses) on the sale of OREO are generally recorded in non-interest expense on the consolidated statements of income as an offset to OREO expenses. There were no sales of OREO during the years ended December 31, 2022 and 2021, where the Company financed the sale of the property.

Contract Balances

The Company’s non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2022 and 2021, the Company did not have any significant contract balances.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2022 and 2021:

	For the years ended December 31,
	2022	2021
	(Dollars in thousands)
Non-Interest Income
In-Scope of Topic 606:
Debit card fees	$846	$873
Service charges on deposit accounts	727	608
Fees and other service charges	126	147
Other	37	35
Non-interest Income (in-scope of Topic 606)	1,736	1,663
Non-interest Income (out of scope of Topic 606)	968	1,525
Total Non-Interest Income	$2,704	$3,188

Note 21 – Subsequent Events

On February 9, 2023, the Bank entered into a Consent Order (the “Order”) with the OCC, the Bank’s primary regulator. The Order principally concerns the Bank’s information technology (“IT”) activities, information security program, and BSA/AML compliance. On February 15, 2023, Lake Shore Bancorp, Inc. announced that the Board of Directors has suspended the quarterly dividend payment to Company stockholders in order to focus the capital resources of the Company and the Bank on addressing the operational, compliance and governance deficiencies described in the Order.