Form 10-Q
period 2023-03-31
LAKE SHORE BANCORP, INC.
filed 2023-05-15
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,693,358 shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 10, 2023.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2023	2022
	(Unaudited)
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$5,481	$9,091
Interest earning deposits	33,258	542
Cash and Cash Equivalents	38,739	9,633
Securities	73,751	73,047
Federal Home Loan Bank stock, at cost	2,498	2,330
Loans receivable, net of allowance for credit losses 2023 $6,708; 2022 $7,065	574,408	573,537
Premises and equipment, net	8,237	8,286
Accrued interest receivable	2,832	2,796
Bank owned life insurance	23,323	23,218
Other assets	6,527	7,067
Total Assets	$730,315	$699,914
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$498,596	$464,441
Non-interest bearing	96,611	105,678
Total Deposits	595,207	570,119
Short-term borrowings	2,030	12,596
Long-term debt	39,250	24,950
Advances from borrowers for taxes and insurance	2,420	3,308
Other liabilities	8,093	7,757
Total Liabilities	647,000	618,730
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,693,358 shares outstanding at March 31, 2023 and 6,836,514 shares issued and 5,705,225 shares outstanding at December 31, 2022	68	68
Additional paid-in capital	31,439	31,459
Treasury stock, at cost (1,143,156 shares at March 31, 2023 and 1,131,289 shares at December 31, 2022)	(13,693)	(13,571)
Unearned shares held by ESOP	(1,087)	(1,108)
Unearned shares held by compensation plans	(153)	(191)
Retained earnings	75,820	74,859
Accumulated other comprehensive loss	(9,079)	(10,332)
Total Stockholders' Equity	83,315	81,184
Total Liabilities and Stockholders' Equity	$730,315	$699,914

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
	Three Months Ended March 31,
	2023	2022
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$7,247	$5,420
Investment securities, taxable	228	189
Investment securities, tax-exempt	310	310
Other	166	15
Total Interest Income	7,951	5,934
Interest Expense
Deposits	1,313	347
Short-term borrowings	78	-
Long-term debt	256	104
Other	13	15
Total Interest Expense	1,660	466
Net Interest Income	6,291	5,468
(Credit) Provision for Credit Losses	(625)	400
Net Interest Income after (credit) provision for credit losses	6,916	5,068
Non-Interest Income
Service charges and fees	273	242
Debit card fees	205	200
Earnings on bank owned life insurance	105	98
Unrealized gain (loss) on equity securities	1	(1)
Unrealized (loss) gain on interest rate swap	(49)	183
Recovery on previously impaired investment securities	2	6
Net (loss) on sale of loans	-	(12)
Other	17	16
Total Non-Interest Income	554	732
Non-Interest Expense
Salaries and employee benefits	2,779	2,407
Occupancy and equipment	797	757
Data processing	378	315
Professional Services	850	299
Advertising	178	136
FDIC insurance	95	45
Postage and Supplies	68	54
Other	372	519
Total Non-Interest Expense	5,517	4,532
Income before Income Taxes	1,953	1,268
Income Tax Expense	269	207
Net Income	$1,684	$1,061
Basic and diluted earnings per common share	0.29	0.18
Dividends declared per share	$-	$0.16

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Net Income	$1,684	$1,061
Other Comprehensive Income (Loss), net of tax expense (benefit):
Unrealized holding gains (losses) on securities, net of tax expense (benefit)	1,255	(6,129)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(2)	(5)
Total Other Comprehensive Income (Loss)	1,253	(6,134)
Total Comprehensive Income (Loss)	$2,937	$(5,073)

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2023 and 2022 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income (Loss)	Total
	(Dollars in thousands, except share and per share data)

Balance - January 1, 2022	$68	$31,350	$(13,660)	$(1,194)	$(157)	$70,591	$978	$87,976
Net income	-	-	-	-	-	1,061	-	1,061
Other comprehensive loss, net of tax benefit of $1,630	-	-	-	-	-	-	(6,134)	(6,134)
ESOP shares earned (1,984 shares)	-	8	-	22	-	-	-	30
Compensation plan shares granted (27,132 shares)	-	-	255	-	(255)	-	-	-
Compensation plan shares earned (2,749 shares)	-	16	-	-	26	-	-	42
Cash dividends declared ($0.16 per share)	-	-	-	-	-	(312)	-	(312)
Balance - March 31, 2022	$68	$31,374	$(13,405)	$(1,172)	$(386)	$71,340	$(5,156)	$82,663

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2023	$68	$31,459	$(13,571)	$(1,108)	$(191)	$74,859	$(10,332)	$81,184
Cumulative change in accounting principle (Note 2)	-	-	-	-	-	(723)	-	(723)
Net Income	-	-	-	-	-	1,684	-	1,684
Other comprehensive income, net of tax expense of $333	-	-	-	-	-	-	1,253	1,253
ESOP shares earned (1,984 shares)	-	1	-	21	-	-	-	22
Compensation plan shares granted (8,282 shares)	-	-	78	-	(78)	-	-	-
Compensation plan shares earned, net of forfeitures (2,510 shares)	-	(21)	-	-	(28)	-	-	(49)
Compensation plan shares forfeited (15,385 shares)	-	-	(144)	-	144	-	-	-
Common stock repurchased on vesting for payroll taxes (4,764 shares)	-	-	(56)	-	-	-	-	(56)
Balance - March 31, 2023	$68	$31,439	$(13,693)	$(1,087)	$(153)	$75,820	$(9,079)	$83,315

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,684	$1,061
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	14	35
Net amortization of deferred loan costs	141	90
(Credit) provision for credit losses	(625)	400
Recovery on previously impaired investment securities	(2)	(6)
Unrealized (gain) loss on equity securities	(1)	1
Unrealized loss (gain) on interest rate swap	49	(183)
Originations of loans held for sale	-	(1,002)
Proceeds from sales of loans held for sale	-	990
Loss on sale of loans held for sale	-	12
Depreciation and amortization	195	231
Increase in bank owned life insurance, net	(105)	(98)
ESOP shares committed to be released	22	30
Stock based compensation expense	(49)	42
(Increase) decrease in accrued interest receivable	(36)	52
Decrease in other assets	409	76
Writedowns of foreclosed real estate	-	1
Decrease in other liabilities	(297)	(320)
Net Cash Provided by Operating Activities	1,399	1,412
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Maturities, prepayments and calls	871	2,603
Purchases	-	(5,526)
Purchases of Federal Home Loan Bank Stock	(1,248)	-
Redemptions of Federal Home Loan Bank Stock	1,080	-
Loan origination and principal collections, net	(728)	(33,686)
Proceeds from sale of foreclosed real estate	-	36
Additions to premises and equipment	(146)	(137)
Net Cash Used in Investing Activities	(171)	(36,710)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	25,088	(364)
Net decrease in advances from borrowers for taxes and insurance	(888)	(845)
Net decrease in short-term borrowings	(10,566)	-
Proceeds from issuance of long-term debt	15,250	-
Repayment of long-term debt	(950)	-
Shares of common stock repurchased on vesting for payroll taxes	(56)	-
Cash dividends paid	-	(312)
Net Cash Provided by (Used in) Financing Activities	27,878	(1,521)
Net Increase (Decrease) in Cash and Cash Equivalents	29,106	(36,819)
CASH AND CASH EQUIVALENTS - BEGINNING	9,633	67,585
CASH AND CASH EQUIVALENTS - ENDING	$38,739	$30,766
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,489	$468
Income taxes paid	$-	$-
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$-	$116
Securities purchased and not settled	$-	$615

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

The interim consolidated financial statements included herein as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated statement of financial condition at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The consolidated statements of income for the three months ended March 31, 2023 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2023.

To prepare these consolidated financial statements in conformity with GAAP, management of the Company made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reporting of revenue and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, securities valuation estimates, evaluation of impairment of securities and income taxes.

Subsequent Events

There were no significant subsequent events for the three months ended March 31, 2023 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

Note 2 – New Accounting Standards

Adoption of New Accounting Standards

On January 1, 2023, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), as amended. ASU 2016-13 (also known as Accounting Standard Codification 326 or “ASC 326”) replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable. It also applies to certain off-balance sheet credit exposures, such as loan commitments and standby letters of credit. In addition, ASU 2016-13 updated the accounting for available for sale debt securities to require credit losses to be presented as an allowance rather than a write-down on available-for-sale debt securities that management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company utilized the modified retrospective method for all financial assets measured at amortized cost, specifically loans receivable and off-balance sheet credit exposures. Upon adoption, the Company recorded a decrease to retained earnings of $723,000 for the cumulative effect of adopting ASC 326. The transaction adjustment included a $282,000 impact to reflect the expected credit losses inherent within the Company’s loan portfolio for the life of the loan portfolio and a $633,000 impact to reflect the expected credit losses inherent with the Company’s off-balance sheet credit exposures, offset by a $192,000 deferred tax entry relating to the additional expected loss.

The Company adopted ASC 326 using the prospective transition appropriate for available-for-sale debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As a result, the amortized cost basis remains the same before and after the effective date of ASC 326. The effective interest rate on the debt securities was not changed. Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2023 will be recorded in earnings as received.

Allowance for Credit Losses – Loans: The allowance for credit losses is a valuation account that is deducted from or added to the loans receivable amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries recorded in the allowance for credit loss account should not exceed the aggregate of amounts previously charged off and expected to be charged-off. Accrued interest receivable on loans is excluded from the estimate of credit losses.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as change in unemployment rates, property values or other relevant factors.

The Company uses the vintage model to estimate expected credit losses for all loan segments. The vintage model measures the expected loss calculation for future periods based on the historical performance by the origination period of loans with similar life cycles and risk characteristics. For each loan segment, the Company utilizes loss data from 1990 through the current period to calculate the actual loss percentage for each loan type by vintage year of loan origination. The calculated loss percentages are then applied to the remaining outstanding balance for each vintage year, for the estimated remaining life of the loans in the loan segment. In addition to this calculation, the Company applies qualitative factors for current conditions, including trends in loan volume and loan type, loan concentrations, changes in the experience, ability and depth of the Company’s lending management, and national and local economic conditions. In addition, the Company utilizes an economic forecast factor consisting of unemployment data and changes in gross domestic production (GDP) to determine the impact to the Bank’s loan portfolio. As of March 31, 2023, the Company expects the economic data to remain volatile, with sustained unemployment rates and low levels of GDP. The CECL calculation was adjusted for these expectations. No reversion adjustments were necessary for our calculation as the starting point for the Company’s estimate was a cumulative loss rate covering the expected contractual term of the loan portfolio.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Accrued interest on loans of $2.4 million at both March 31, 2023 and December 31, 2022, is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

The Company's determination as to the amount of expected credit losses are subject to review by bank regulators, which can require the establishment of additional expected credit losses. Although the allowance for credit losses is allocated by loan type, the allowance for credit losses is general in nature and is available to offset losses from any loan in the Company’s portfolio.

Allowance for Credit Losses – Off Balance Sheet Credit Exposure: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. Off-balance sheet credit exposure includes loan commitments. The Company’s commercial overdraft line of credit and consumer overdraft line of credit products are unconditionally cancellable by the Company and therefore, the Company does not record an allowance for credit losses on these loan types.

Allowance for Credit Losses – Available-for-Sale Securities: For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company will evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, any excess cost is recorded as an allowance for credit losses. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no losses.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest of $435,000 as of March 31, 2023 on available-for-sale debt securities is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This ASU eliminates the separate recognition and measurement guidance for Troubled Debt Restructurings ("TDRs") by creditors. The amendments in this update require the Company to apply the general loan modification guidance in Subtopic 310-20 to all loan modifications, including modifications for borrowers experiencing financial difficulty. The Company must evaluate whether the modification represents a new loan or a continuation of an existing loan. ASU 2022-02 may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. On January 1, 2023, the Company adopted ASU 2022-02 utilizing the prospective method, which did not have a material impact on its consolidated financial statements. The adoption of ASU-2022-02 required the Company to enhance the vintage disclosures to include gross charge-off by year of origination.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,007	$-	$(136)	$1,871
Municipal bonds	50,726	26	(7,340)	43,412
Mortgage-backed securities:
Collateralized mortgage obligations-private label	12	-	(1)	11
Collateralized mortgage obligations-government sponsored entities	13,312	-	(1,444)	11,868
Government National Mortgage Association	60	-	-	60
Federal National Mortgage Association	12,968	2	(1,754)	11,216
Federal Home Loan Mortgage Corporation	6,146	2	(943)	5,205
Asset-backed securities-private label	-	95	-	95
Asset-backed securities-government sponsored entities	4	-	-	4
Total Debt Securities Available for Sale	$85,235	$125	$(11,618)	$73,742
Equity Securities	22	-	(13)	9
Total Securities	$85,257	$125	$(11,631)	$73,751

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,008	$-	$(175)	$1,833
Municipal bonds	50,734	16	(8,336)	42,414
Mortgage-backed securities:
Collateralized mortgage obligations-private label	12	-	(1)	11
Collateralized mortgage obligations-government sponsored entities	13,790	1	(1,636)	12,155
Government National Mortgage Association	61	-	(2)	59
Federal National Mortgage Association	13,232	1	(1,987)	11,246
Federal Home Loan Mortgage Corporation	6,277	-	(1,056)	5,221
Asset-backed securities-private label	-	96	-	96
Asset-backed securities-government sponsored entities	4	-	-	4
Total Debt Securities Available for Sale	$86,118	$114	$(13,193)	$73,039
Equity Securities	22	-	(14)	8
Total Securities	$86,140	$114	$(13,207)	$73,047

Debt Securities

All of our collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At March 31, 2023 and December 31, 2022, thirty-eight municipal bonds with a cost of $14.4 million and fair value of $12.5 million and $12.2 million, respectively, were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. In addition, at March 31, 2023 and December 31, 2022, seventeen and twenty-two municipal bonds with a cost of $4.2 million and $6.6 million and fair value of $3.8 million and $5.6 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values for which an allowance for credit losses has not been recorded for the periods indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
March 31, 2023
U.S. Government Agencies	$-	$-	$1,871	$(136)	$1,871	$(136)
Municipal bonds	2,713	(36)	30,914	(7,304)	33,627	(7,340)
Mortgage-backed securities	4,122	(126)	24,089	(4,016)	28,211	(4,142)
	$6,835	$(162)	$56,874	$(11,456)	$63,709	$(11,618)

December 31, 2022
U.S. government agencies	$1,833	$(175)	$-	$-	$1,833	$(175)
Municipal bonds	12,227	(1,114)	23,259	(7,222)	35,486	(8,336)
Mortgage-backed securities	6,981	(410)	21,561	(4,272)	28,542	(4,682)
	$21,041	$(1,699)	$44,820	$(11,494)	$65,861	$(13,193)

As of March 31, 2023, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the securities in an unrealized loss position prior to recovery.

As of March 31, 2023, the Company determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributed to increases in market interest rates since these securities were purchased and other market conditions.

At March 31, 2023, the Company’s investment portfolio included 23 securities in the “unrealized losses less than twelve months” category and 159 securities in the “unrealized losses twelve months or more” category.

As of December 31, 2022, the Company had the intent and ability to hold those securities in an unrealized loss position until maturity. Management believed the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased.

Therefore, under the accounting principles effective at December 31, 2022, the Company did not consider these securities to have other than temporary impairment.

The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive income (loss), net of tax expense (benefit) on the Company’s consolidated statements of stockholders’ equity.

During the three months ended March 31, 2023 and 2022, the Company did not sell any debt securities.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
March 31, 2023:
Less than one year	$415	$415
After one year through five years	5,693	5,571
After five years through ten years	10,371	9,513
After ten years	36,254	29,784
Mortgage-backed securities	32,498	28,360
Asset-backed securities	4	99
	$85,235	$73,742

Equity Securities

At March 31, 2023 and December 31, 2022, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended March 31, 2023 and 2022, the Company recognized an unrealized gain of $1,000 and an unrealized loss of $1,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no sales of equity securities during the three months ended March 31, 2023 and 2022.

Note 4 - Loans and Allowance for Credit Losses

Loans consisted of the following segments as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$176,247	$175,904
Home Equity	51,748	53,057
Commercial (2)	328,880	326,955
Total real estate loans	556,875	555,916
Other Loans:
Commercial	19,207	19,576
Consumer	1,156	1,217
Total gross loans	577,238	576,709
Net deferred loan costs	3,878	3,893
Allowance for credit losses on loans	(6,708)	(7,065)
Loans receivable, net	$574,408	$573,537

(1) Includes one- to four-family construction loans.

(2) Includes commercial construction loans.

Real estate loans of approximately $150.0 million and $147.4 million were pledged as collateral for Federal Home Loan Bank (FHLB) advances as of March 31, 2023 and December 31, 2022, respectively.

Loans are stated at the principal amounts outstanding, net of unamortized loan fees and costs, with interest income recognized on the interest method based upon the terms of the loan. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Loans are reported by the portfolio segments identified above and are analyzed by management on this basis. All loan policies identified below apply to all segments of the loan portfolio.

Allowance for Credit Losses for Loans

The Company adopted ASU 2016-13 on January 1, 2023 at which time the Company implemented the current expected credit loss (“CECL”) model in estimating the allowance for credit losses valuation account. As part of the CECL calculation, the loan portfolio is segmented into the following loan types by risk level:

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

Included in the Real Estate Loans for one-to four-family and commercial real estate are loans to finance the construction of either a one- to four-family owner occupied home or commercial real estate. At the end of the construction period, the loan automatically converts to either a one- to four-family residential mortgage or a commercial real estate mortgage, as applicable. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the actual cost of construction. The Company limits its risk during construction as disbursements are not made until the required work for each advance has been completed and an updated lien search is performed. The completion of the construction progress is verified by a Company loan officer or inspections performed by an independent appraisal firm. Construction loans also expose us to the risk of construction delays which may impair the borrower’s ability to repay the loan.

The following table details the changes in the allowance for credit losses by loan segment for the three months ended March 31, 2023.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2023
Allowance for Credit Loss: on Loans
Balance - January 1, 2023	$411	$217	$5,746	$509	$47	$135	$7,065
Impact of adopting ASC 326	201	114	55	72	(25)	(135)	282
Charge-offs	-	-	-	-	(16)	-	(16)
Recoveries	-	-	-	-	2	-	2
(Credit) provision	(68)	(70)	(417)	(62)	(8)	-	(625)
Balance – March 31, 2023	$544	$261	$5,384	$519	$-	$-	$6,708
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$544	$261	$5,384	$519	$-	$-	$6,708

Gross Loans Receivable (3):
Ending balance	$176,247	$51,748	$328,880	$19,207	$1,156	$-	$577,238
Ending balance: individually evaluated for impairment	$150	$14	$-	$-	$-	$-	$164
Ending balance: collectively evaluated for impairment	$176,097	$51,734	$328,880	$19,207	$1,156	$-	$577,074

(1) Includes one- to four-family construction loans .

(2) Includes commercial construction loans of $20.6 million.

(3) Gross Loans Receivable does not include allowance for credit losses of $(6,708) or deferred loan costs of $3,878.

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses using the incurred loss methodology. The following tables summarize the activity in the allowance for loan losses for the three months ended March 31, 2022 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of March 31, 2022 and December 31, 2022:

Real Estate Loans					Other Loans
One- to Four-Family(2)	Home Equity	Commercial	Commercial - Construction	Commercial	Consumer	Unallocated	Total

	(Dollars in thousands)

March 31, 2022
Allowance for Loan Losses:
Balance – January 1, 2022	$383	$211	$4,377	$360	$531	$32	$224	$6,118
Charge-offs	-	-	-	-	-	(20)	-	(20)
Recoveries	-	1	-	-	-	1	-	2
Provision (credit)	(1)	59	560	60	(88)	15	(205)	400
Balance – March 31, 2022	$382	$271	$4,937	$420	$443	$28	$19	$6,500
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$382	$271	$4,937	$420	$443	$28	$19	$6,500

Gross Loans Receivable (1):
Ending Balance	$160,052	$48,410	$297,004	$25,462	$20,993	$1,309	$-	$553,230
Ending balance: individually evaluated for impairment	$257	$23	$6,946	$-	$-	$-	$-	$7,226
Ending balance: collectively evaluated for impairment	$159,795	$48,387	$290,058	$25,462	$20,993	$1,309	$-	$546,004

(1)Gross Loans Receivable does not include allowance for loan losses of $(6,500) or deferred loan costs of $3,556.

(2)Includes one- to four- family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Commercial - Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2022
Allowance for Loan Losses:
Balance – December 31, 2022	$411	$217	$5,398	$348	$509	$47	$135	$7,065
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$411	$217	$5,398	$348	$509	$47	$135	$7,065

Gross Loans Receivable (1):
Ending Balance	$175,904	$53,057	$304,037	$22,918	$19,576	$1,217	$-	$576,709
Ending balance: individually evaluated for impairment	$153	$14	$-	$-	$-	$-	$-	$167
Ending balance: collectively evaluated for impairment	$175,751	$53,043	$304,037	$22,918	$19,576	$1,217	$-	$576,542

(1) Gross Loans Receivable does not include allowance for loan losses of $(7,065) or deferred loan costs of $3,893.

(2) Includes one- to four-family construction loans.

Unfunded Loan Commitments

The Company’s allowance for credit losses on unfunded loan commitments is recognized as a liability and included within other liabilities on the unaudited consolidated statement of financial condition, with adjustments to the reserve recognized in other non-interest expense in the unaudited consolidated statements of income. The Company did not record an allowance on unfunded loan commitments prior to January 1, 2023. The Company’s activity in the allowance for credit losses on unfunded loan commitments for the three-month period ended March 31, 2023 was as follows:

Three Months Ended March 31, 2023
(Dollars in thousands)

Balance at December 31, 2022	$-
Impact of CECL Adoption	633
Balance at March 31, 2023	$633

Nonaccrual Loans and Delinquency Status

The following table presents the amortized cost basis of loans on nonaccrual status, loans on nonaccrual status with no allowance for credit losses recorded and loans past due 90 days or more and still accruing by loan segment as of the periods indicated.

	Total Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due and Accruing
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022	2023	2022
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$2,257	$2,295	$2,257	$2,295	$-	$1
Home Equity	498	602	498	602	-	-
Commercial Real Estate (2)	-	-	-	-	-	-
Other Loans:
Commercial	-	-	-	-	-	-
Consumer	16	34	16	34	-	-
Total gross loans	$2,771	$2,931	$2,771	$2,931	$-	$1

(1)Includes one- to four-family construction loans.

(2)Includes commercial construction loans.

There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2023 and there was $4,000 of interest income recognized during the three months ended March 31, 2022. The accrual of interest on loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

The following table provides an analysis of past due loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
March 31, 2023:
Real Estate Loans:
Residential, one- to four-family(1)	$413	$334	$1,562	$2,309	$173,938	$176,247
Home equity	172	-	363	535	51,213	51,748
Commercial(2)	-	-	-	-	328,880	328,880
Other Loans:
Commercial	-	-	-	-	19,207	19,207
Consumer	26	-	2	28	1,128	1,156
Total	$611	$334	$1,927	$2,872	$574,366	$577,238

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
December 31, 2022:
Real Estate Loans:
Residential, one- to four-family(1)	$1,173	$380	$1,649	$3,202	$172,702	$175,904
Home equity	137	287	468	892	52,165	53,057
Commercial(2)	-	-	-	-	326,955	326,955
Other Loans:
Commercial	-	-	-	-	19,576	19,576
Consumer	15	-	17	32	1,185	1,217
Total	$1,325	$667	$2,134	$4,126	$572,583	$576,709

(1)Includes one- to four-family construction loans.

(2)Includes commercial real estate construction loans.

Collateral-Dependent Loans

The Company designates individually evaluated loans on a nonaccrual status as collateral-dependent loans, as well as other loans that management of the Company designates as having higher risk. Collateral-dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is measured on an individual loan basis based on the difference between the fair value of the loan’s collateral, which is adjusted for liquidation costs, and the amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The following table presents an analysis of collateral-dependent loans of the Company as of March 31, 2023 by collateral type and loan segment:

	Residential	Business		Commercial		Total
	Properties	Assets	Land	Property	Other	Loans
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$150	$-	$-	$-	$-	$150

Home Equity	14	-	-	-	-	14
Total	$164	$-	$-	$-	$-	$164

There was no allowance recorded on the above noted collateral-dependent loans as of March 31, 2023.

Pre-Adoption of ASC 326 – Impaired Loans

For periods prior to the adoption of ASC 326, a loan was considered impaired when, based on current information and events, it was probable that the Company would not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting scheduled payments when due. Impairment was measured on a loan-by-loan basis for commercial real estate loans and commercial loans. Larger groups of smaller balance homogeneous loans were collectively evaluated for impairment. Accordingly, the Company did not separately identify individual consumer, home equity, or one- to four-family loans for impairment disclosure, unless they were subject to a troubled debt restructuring.

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

	At December 31, 2022
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$153	$153	$-
Home equity	14	14	-
Commercial real estate(1)	-	-	-
Total impaired loans with no related allowance	167	167	-

	Average	Interest
	Recorded	Income
	Investment	Recognized
	For the Three Months Ended March 31, 2022
With no related allowance recorded:
Residential, one- to four-family	$259	$4
Home equity	23	-
Commercial real estate	6,964	-
Total impaired loans	$7,246	$4

(1)Commercial Real Estate loans consisted of one loan which was paid off during the year ended December 31, 2022.

Credit Quality Indicators

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

Each commercial loan is individually assigned a loan classification. The Company’s consumer loans, including residential one- to four-family loans and home equity loans, are classified by using the delinquency status as the basis for classifying these loans. Generally, all consumer loans more than 90 days past due are classified and placed in non-accrual. Such loans that are well-secured and in the process of collection will remain in accrual status.

Asset quality indicators for all loans and the Company’s risk rating process are reviewed on a monthly basis. Risk ratings are updated as circumstances that could affect the repayment of individual loans are brought to management’s attention through an established monitoring process. Written action plans are maintained and reviewed on a quarterly basis for all classified commercial loans. In addition to the Company’s internal process, an outsourced independent credit review function is in place for commercial loans to further assess assigned risk classifications and monitor compliance with internal lending policies and procedures.

The following table presents loans by credit quality indicator by origination year at March 31, 2023:

	YTD 2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(Dollars in thousands)
Residential, one-to four-family(1):
Pass	$3,580	$37,725	$31,646	$18,919	$11,067	$71,320	$-	$174,257
Substandard	-	-	42	97	231	1,620	-	1,990
Doubtful	-	-	-	-	-	-	-	-
Total	$3,580	$37,725	$31,688	$19,016	$11,298	$72,940	$-	$176,247
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity:
Pass	$807	$3,426	$124	$100	$344	$652	$45,697	$51,150
Substandard	-	-	-	-	-	-	598	598
Doubtful	-	-	-	-	-	-	-	-
Total	$807	$3,426	$124	$100	$344	$652	$46,295	$51,748
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate(2):
Pass	$5,586	$85,698	$56,999	$47,845	$40,025	$80,391	$-	$316,544
Special mention	-	-	-	1,000	697	-	-	1,697
Substandard	-	-	-	1,241	5,516	3,882	-	10,639
Doubtful	-	-	-	-	-	-	-	-

Total	$5,586	$85,698	$56,999	$50,086	$46,238	$84,273	$-	$328,880
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Loans:
Pass	$117	$2,696	$880	$571	$962	$1,742	$7,696	$14,664
Special mention	-	-	335	-	690	-	38	1,063
Substandard	-	-	-	-	2,352	337	791	3,480
Doubtful	-	-	-	-	-	-	-	-
Total	$117	$2,696	$1,215	$571	$4,004	$2,079	$8,525	$19,207
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer Loans:
Pass	$53	$347	$114	$204	$61	$136	$200	$1,115
Substandard	-	-	4	4	-	-	33	41
Doubtful	-	-	-	-	-	-	-	-
Total	$53	$347	$118	$208	$61	$136	$233	$1,156
Current period gross chargeoffs	$-	$8	$3	$-	$-	$-	$5	$16

(1) Includes one- to four-family construction loans.

(2)Includes commercial construction loans.

The following table presents loans by credit quality indicator at December 31, 2022:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2022
Real Estate Loans:
Residential, one- to four-family(1)	$173,857	$-	$2,047	$-	$-	$175,904
Home equity	52,269	-	788	-	-	53,057
Commercial(2)	314,218	3,272	9,465	-	-	326,955
Other Loans:
Commercial	14,926	1,112	3,538	-	-	19,576
Consumer	1,183	-	24	-	10	1,217
Total	$556,453	$4,384	$15,862	$-	$10	$576,709

(1)Includes one- to four- family construction loans

(2)Includes commercial construction loans

Modifications:

Occasionally, the Company modifies loans to borrowers in financial distress by providing modifications to loans that it would not normally grant. Such modifications could include principal forgiveness, term extension, a significant payment delay, an interest rate reduction or the addition of a co-borrower or guarantor. When principal forgiveness is provided, the amount of the forgiveness is charged-off against the allowance for credit losses.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

In some cases the Company provides multiple types of modifications on one loan. Typically, one type of concession, such as a term extension is granted initially. If the borrower continues to experience financial difficulty, another modification may be granted, such as principal forgiveness.

The following table presents the amortized cost basis of loans at March 31, 2023 that were experiencing financial difficulty and were modified during the three months ended March 31, 2023, by loan class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivables is also presented.

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Add Co-Borrower/ Guarantor	Combination Term Extension and Add Co-Borrower	Percentage of Total Class of Financing Receivable
	(Dollars in thousands)

Real Estate Loans
Commercial real estate	$-	$-	$-	$-	$4,935	$-	1.50%
Other loans
Commercial	-	-	-	-	-	1,114	5.80%
Total	$-	$-	$-	$-	$4,935	$1,114

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension and Added Co-Borrower
Loan Type	Financial Effect

Commercial Real Estate	Added a co-borrower with financial ability to strengthen the credit risk related to this particular loans. No other modification was made to this loan that had a financial effect on the borrower(s).
Other - Commercial

Added a weighted-average of 5 years to the life of the loans, which reduced the monthly payment amount for the borrowers. Added a co-borrower with financial ability to strengthen the credit risk related to these particular loans.

There were no modified loans past due or on nonaccrual as of March 31, 2023.

There were no modified loans made during the three months ended March 31, 2023 that subsequently defaulted.

The Company has not committed to lending additional amounts to the borrowers included in the previous tables.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for credit losses. Foreclosed real estate was $95,000 at March 31, 2023 and December 31, 2022 and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $2.1 million at March 31, 2023 and $1.8 million at December 31, 2022.

Note 5 – Earnings per Share

Earnings per share was calculated for the three months ended March 31, 2023 and 2022. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2023	2022
Numerator – net income	$1,684,000	$1,061,000
Denominator:
Basic weighted average shares outstanding	5,881,849	5,832,170
Increase in weighted average shares outstanding due to:
Stock options	-	4,239
Diluted weighted average shares outstanding(1)	5,881,849	5,836,409

Earnings per share:
Basic	$0.29	$0.18
Diluted	$0.29	$0.18

(1) Stock options to purchase 58,857 shares under the Company’s 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 were outstanding during the three-month period ended March 31, 2023 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 6 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. There was a $633,000 and $0 reserve for credit losses on these commitments at March 31, 2023 and December 31, 2022, respectively. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	March 31,	December 31,
	2023	2022
	(Dollars in thousands)

Commitments to grant loans	$28,164	$26,334
Unfunded commitments under lines of credit	77,525	74,848

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

Note 7 – Stock-based Compensation

As of March 31, 2023, the Company had three active stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $(27,000) and $72,000 for the three months ended March 31, 2023 and March 31, 2022, respectively.

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

A summary of the status of the Stock Option Plan during the three months ended March 31, 2023 and 2022 is presented below:

:

	2023			2022
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	58,857	$14.38		64,548	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	58,857	$14.38	3.6 years	64,548	$14.38	4.6 years

Options exercisable at end of period	58,857	$14.38	3.6 years	64,548	$14.38	4.6 years

Fair value of options granted	-	$-		-	$-

At March 31, 2023, stock options had no intrinsic value and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the three months ended March 31, 2023 and 2022. At March 31, 2023 and 2022, respectively, all compensation cost and expense related to the Stock Option Plan has been recognized in prior periods.

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

The Board of Directors granted restricted stock awards under the EIP during the three months ended March 31, 2023 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

January 17, 2023	2,709	100% on January 17, 2024	$12.92	Non-employee directors
January 18, 2023	4,573	100% on January 18, 2024	$12.90	Non-employee directors
January 18, 2023	1,000	20% per year with first vesting date on January 18, 2024	$12.90	Employees

A summary of the status of unvested restricted stock awards under the EIP for the three months ended March 31, 2023 and 2022 is as follows:

	At March 31, 2023	Weighted Average Grant Price (per Share)	At March 31, 2022	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	43,866	$15.02	29,495	$15.24
Granted	8,282	12.91	27,132	14.97
Vested	(11,734)	15.39	-	-
Forfeited	(15,385)	15.03	-	-
Unvested shares outstanding at end of period	25,029	$14.13	56,627	$15.11

As of March 31, 2023, there were 109,620 shares of restricted stock that vested or were distributed to eligible participants under the EIP. Compensation expense related to unvested restricted stock awards under the EIP amounted to $(49,000) and $42,000 for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, $227,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 21 months.

A summary of the status of stock options under the EIP for the three months ended March 31, 2023 and 2022 is presented below:

	2023			2022
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at end of period	20,000	$14.38	3.6 years	20,000	$14.38	4.6 years

Options exercisable at end of period	20,000	$14.38	3.6 years	20,000	$14.38	4.6 years

Fair value of options granted	-	-		-	-

At March 31, 2023, stock options had no intrinsic value and there were no remaining options available for grant under the EIP. There were no stock options exercised during the three months ended March 31, 2023 and 2022. At March 31, 2023 and 2022, respectively, all compensation cost and expense related to the stock options granted under the EIP has been recognized in prior periods.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of March 31, 2023, the balance of the loan to the ESOP was $1.4 million and the fair value of unallocated shares was $1.0 million. As of March 31, 2023, there were 88,741 allocated shares and 95,219 unallocated shares compared to 90,135 allocated shares and 103,154 unallocated shares at March 31, 2022. The ESOP compensation expense was $22,000 for the three months ended March 31, 2023 and $30,000 for the three months ended March 31, 2022 based on 1,984 shares earned in each of those quarters.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of March 31, 2023 and December 31, 2022 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s consolidated statements of financial condition contain investment securities and derivative instruments that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2023 and December 31, 2022 were as follows:

	Fair Value Measurements at March 31, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities
U.S. government agencies	$1,871	$-	$1,871	$-
Municipal bonds	43,412	-	43,412	-
Mortgage-backed securities:
Collateralized mortgage obligations-private label	11	-	11	-
Collateralized mortgage obligations-government sponsored entities	11,868	-	11,868	-
Government National Mortgage Association	60	-	60	-
Federal National Mortgage Association	11,216	-	11,216	-
Federal Home Loan Mortgage Corporation	5,205	-	5,205	-
Asset-backed securities:
Private label	95	-	95	-
Government sponsored entities	4	-	4	-
Total Debt Securities	$73,742	$-	$73,742	$-
Equity securities	9	9	-	-
Total Securities	$73,751	$9	$73,742	$-
Interest Rate Swap(1)	$223	$-	$223	$-

(1)Included in Other Assets on the consolidated statements of financial condition.

	Fair Value Measurements at December 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

Assets Measured at Fair Value on a Non-Recurring Basis

In addition to disclosure of the fair value of assets on a recurring basis, GAAP requires disclosures for assets and liabilities measured at fair value on a non-recurring basis. The following is a description of the valuation methods used for assets measured at fair value on a non-recurring basis.

Collateral Dependent Loans. Loans for which repayment is substantially expected to be provided through the operations or sale of collateral are considered collateral dependent, and are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, based on either a recent appraisal or discounted cash flows based on current market conditions. Accordingly, collateral dependent loans are classified within Level 3 of the fair value hierarchy. As of March 31, 2023 and December 31, 2022, the Company did not record any non-recurring adjustments on collateral dependent loans.

Foreclosed Real Estate and Repossessed Assets. Foreclosed real estate and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of foreclosed real estate is calculated using independent appraisals, less estimated selling costs. Certain repossessed assets may require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, foreclosed real estate and repossessed assets are classified within Level 3 of the fair value hierarchy. Foreclosed real estate was $95,000 at March 31, 2023 and December 31, 2022 and was included as a component of other assets on the consolidated statements of financial condition. No non-recurring adjustments were made to foreclosed real estate at March 31, 2023 or December 31, 2022.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of loan servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The key assumptions used in the model include the estimated life of loans sold with servicing retained and the estimated cost to service the loans. Loan servicing rights are classified as Level 3 measurements due to the use of unobservable inputs, as well as management judgment and estimation.

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2023 and December 31, 2022 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At March 31, 2023
Mortgage servicing rights	206	$-	$-	$206

At December 31, 2022
Mortgage servicing rights	209	-	-	209

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At March 31, 2023
Mortgage servicing rights	206	Discounted Cash Flow Model (1)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.13%	0.13%
			Estimated Life of Loans	4.8 years	4.8 years

At December 31, 2022
Mortgage servicing rights	209	Discounted Cash Flow Model (1)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.15%	0.15%
			Estimated Life of Loans	5.0 years	5.0 years

(1)The fair value is based on a discounted cash flow model. The model's key assumptions are the estimated life of loans sold with servicing retained and the estimated cost to service the loans.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at March 31, 2023
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$38,739	$38,739	$38,739	$-	$-
Securities	73,751	73,751	9	73,742	-
Federal Home Loan Bank stock	2,498	2,498	-	2,498	-
Loans receivable, net	574,408	534,047	-	-	534,047
Accrued interest receivable	2,832	2,832	-	2,832	-
Interest rate swap	223	223	-	223	-
Mortgage servicing rights	206	206	-	-	206
Financial liabilities:
Deposits	595,207	596,999	-	596,999	-
Short-term borrowings	2,030	2,030	-	2,030	-
Long-term debt	39,250	38,269	-	38,269	-
Accrued interest payable	237	237	-	237	-
Off-balance-sheet financial instruments	-	-	-	-	-

	Fair Value Measurements at December 31, 2022
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$9,633	$9,633	$9,633	$-	$-
Securities	73,047	73,047	8	73,039	-
Federal Home Loan Bank stock	2,330	2,330	-	2,330	-
Loans receivable, net	573,537	546,278	-	-	546,278
Accrued interest receivable	2,796	2,796		2,796
Interest rate swap	273	273	-	273	-
Mortgage servicing rights	209	209	-	-	209
Financial liabilities:
Deposits	570,119	571,521	-	571,521	-
Short-term borrowings	12,596	12,596	-	12,596	-
Long-term debt	24,950	23,946	-	23,946	-
Accrued interest payable	66	66	-	66	-
Off-balance-sheet financial instruments	-	-	-	-	-

Note 9 – Treasury Stock

During the three months ended March 31, 2023, the Company did not repurchase any shares of common stock under the existing stock repurchase program. As of March 31, 2023, there were 30,626 shares remaining to be repurchased under the existing stock repurchase program. During the three months ended March 31, 2023, the Company transferred 8,282 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that have been granted under the plan. During the three months ended March 31, 2023, there were 15,385 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to forfeitures. The Company repurchased 4,764 shares upon vesting of shares under the 2012 Equity Incentive Plan for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $11.63 per share, during the three months ended March 31, 2023.

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

Note 10 – Other Comprehensive Income (Loss)

In addition to presenting the consolidated statements of comprehensive income (loss) herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

For the Three Months Ended March 31, 2023			For The Three Months Ended March 31, 2022
Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
(Unaudited)

	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Net unrealized gains (losses) arising during the period	$1,589	$(334)	$1,255	$(7,758)	$1,629	$(6,129)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(3)	1	(2)	(6)	1	(5)
Total Other Comprehensive Income (Loss)	$1,586	$(333)	$1,253	$(7,764)	$1,630	$(6,134)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the three months ended March 31,		on the Consolidated
Components	2023	2022	Statements of Income
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Recovery on previously impaired investment securities	$(3)	$(6)	Recovery on previously impaired investment securities
Provision for income tax expense	1	1	Income Tax Expense
Total reclassification for the period	$(2)	$(5)	Net Income

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

Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, Part II, Item 1A of this Quarterly Report on Form 10-Q and the following:

•compliance with the Consent Order and Individual Minimum Capital Requirement from the Office of the Comptroller of the Currency;

•risks from data loss or other security breaches, including a breach of our operational or security systems, policies, or procedures, including cyber-attacks on us or on our third-party vendors or service providers;

•recent events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;

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

•any future FDIC insurance premium increases, or special assessment may adversely affect our earnings;

•risks relating to the COVID-19 pandemic;

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition, results of operations and other relevant statistical data. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2023 compared to the consolidated financial condition as of December 31, 2022 and the consolidated results of operations for the three months ended March 31, 2023 and 2022.

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

Our operations are also affected by non-interest income, such as service charges and fees, debit card fees, earnings on bank owned life insurance, and gains and losses on interest rate swaps and the sales of securities and loans, our provision for credit losses and non-interest expenses which include salaries and employee benefits, occupancy and equipment costs, data processing, professional services, advertising, FDIC insurance and other general and administrative expenses.

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

Recent Events

As previously reported on a Current Report on Form 8-K filed on February 9, 2023 with the SEC, the Bank consented to the issuance of a Consent Order (the “Order”) by the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary federal regulator. The Order requires the Bank to correct deficiencies related to information technology, security, automated clearing house program, audit, management and BSA/AML. Management and the Bank’s Board of Directors are committed to promptly addressing the action items included in the Order. We expect that our non-interest expenses will increase as a result of remediation actions we will take in order to comply with the requirements of the Order which may adversely affect our financial performance.

Management Strategy

There have been no material changes in the Company’s management strategy from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Estimates

Disclosure of the Company’s significant accounting estimates is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Some of these estimates require significant judgment, estimates and assumptions to be made by management, most particularly in connection with determining securities valuation, impairment of securities and income taxes. The Company adopted ASU 2016-13 on January 1, 2023 and replaced the allowance for loan losses “incurred loss” model discussed in the Form 10-K for the year ended December 31, 2022 with the allowance for credit losses “current expected credit loss” model, referred to as the CECL model. Refer to Notes 2 and 4 in the unaudited consolidated financial statements for additional information and accounting policies related to the CECL model.

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

Average Balances, Interest and Average Yields. The following table sets forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $141,000 and $90,000 for the three months ended March 31, 2023 and 2022, respectively. Interest income on securities does not include a tax equivalent adjustment for tax exempt securities.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2023			March 31, 2022
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$20,579	$166	3.23%	$39,161	$15	0.15%
Securities(1)	75,977	538	2.83%	89,601	499	2.23%
Loans, including fees	572,878	7,247	5.06%	518,761	5,420	4.18%
Total interest-earning assets	669,434	7,951	4.75%	647,523	5,934	3.67%
Other assets	45,949			55,629
Total assets	$715,383			$703,152

Interest-bearing liabilities
Demand & NOW accounts	$80,192	$19	0.09%	$89,634	$19	0.08%
Money market accounts	143,946	310	0.86%	180,011	92	0.20%
Savings accounts	75,771	10	0.05%	74,546	10	0.05%
Time deposits	182,728	974	2.13%	134,552	226	0.67%
Borrowed funds & other interest-bearing liabilities	41,777	347	3.32%	22,564	119	2.11%
Total interest-bearing liabilities	524,414	1,660	1.27%	501,307	466	0.37%
Other non-interest bearing liabilities	108,371			114,608
Stockholders' equity	82,598			87,237
Total liabilities & stockholders' equity	$715,383			$703,152
Net interest income		$6,291			$5,468
Interest rate spread			3.48%			3.30%
Net interest margin			3.76%			3.38%

(1)The tax equivalent adjustment for bank qualified tax exempt municipal securities results in rates of 3.27% and 2.60% for the three months ended March 31, 2023 and 2022, respectively.

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

	Three Months Ended March 31, 2023
	Compared to
	Three Months Ended March 31, 2022
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$161	$(10)	$151
Securities	122	(83)	39
Loans, including fees	1,222	605	1,827
Total interest-earning assets	1,505	512	2,017
Interest-bearing liabilities:
Demand & NOW accounts	2	(2)	-
Money market accounts	240	(22)	218
Savings accounts	-	-	-
Time deposits	641	106	747
Total deposits	883	82	965
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	104	125	229
Total interest-bearing liabilities	987	207	1,194
Total change in net interest income	$518	$305	$823

As shown in the above tables, the increase in net interest income for first quarter 2023 was primarily impacted by an increase in the average yield on interest-earning assets when compared to the prior year period. Net interest margin increased to 3.76% for the first quarter 2023 as compared to 3.38% for the first quarter 2022. The average yield on interest-earning assets for the 2023 first quarter increased by 108 basis points when compared to the prior year period primarily due to an increase in market interest rates and a $54.1 million, or 10.4%, increase in average loans during the first quarter of 2023. The increase in net interest margin was partially offset by an increase in the average rate paid on interest-bearing liabilities. The average interest rate paid on interest-bearing liabilities increased 90 basis points from 0.37% during first quarter 2022 to 1.27% during first quarter 2023. The increase in the average interest rate paid on interest-bearing liabilities during first quarter 2023 was primarily due to a $48.2 million increase in the average balance of time deposits and a 146 basis points increase in the average interest rate paid on time deposits in comparison to the prior year period. The increase in average time deposit balances and average interest rate paid on time deposits was primarily due to an increase in customer demand for these types of deposit products due to the rising and competitive interest rate environment.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total assets at March 31, 2023 were $730.3 million, an increase of $30.4 million, or 4.3%, from $699.9 million at December 31, 2022. The increase in total assets was primarily due to a $29.1 million increase in cash and cash equivalents. Loans receivable, net, also increased by $871,000, or 0.2%, and securities increased by $704,000, or 1.0%.

Cash and cash equivalents increased by $29.1 million, or 302.2%, from $9.6 million at December 31, 2022 to $38.7 million at March 31, 2023. The increase was primarily due to an increase in deposits and long-term debt during the three months ended March 31, 2023.

Securities increased by $704,000, or 1.0%, from $73.0 million at December 31, 2022 to $73.8 million at March 31, 2023, primarily due to a $1.3 million decrease in unrealized losses on the mark to market value of the available-for-sale securities, offset by securities paydowns.

Net loans receivable increased during the three months ended March 31, 2023 as shown in the table below:

	At March 31,	At December 31,	Change
	2023	2022	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$176,247	$175,904	$343	0.2%
Home equity	51,748	53,057	(1,309)	(2.5)%
Commercial (2)	328,880	326,955	1,925	0.6%
Total real estate loans	556,875	555,916	959	0.2%
Other Loans:
Commercial	19,207	19,576	(369)	(1.9)%
Consumer	1,156	1,217	(61)	(5.0)%
Total gross loans	577,238	576,709	529	0.1%
Allowance for credit losses	(6,708)	(7,065)	357	(5.1)%
Net deferred loan costs	3,878	3,893	(15)	(0.4)%
Loans receivable, net	$574,408	$573,537	$871	0.2%

(1)Includes one- to four-family construction loans.

(2)Includes commercial construction loans.

The loans receivable, net balance increased $871,000, or 0.2%, from $573.5 million at December 31, 2022 to $574.4 million at March 31, 2023. The increase was primarily due to increases in commercial real estate and residential and one- to four-family loans, partially offset by decreases in home equity loans. During the three months ended March 31, 2023, we remained strategically focused on originating shorter duration, adjustable-rate loans to diversify our asset mix and to manage interest rate risk.

Asset Quality. The following table sets forth activity in our allowance for credit losses and other ratios at or for the dates indicated:

	At or for the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Beginning balance, prior to adoption of ASC 326	$7,065	$6,118
Impact of adopting ASC 326	282	-
(Credit) provision for credit losses	(625)	400
Charge-offs:
Consumer	(16)	(20)
Total charge-offs	(16)	(20)
Recoveries:
Real estate loans:
Home equity	-	1
Other loans:
Consumer	2	1
Total recoveries	2	2
Net (charge-offs)	(14)	(18)
Balance at end of period	$6,708	$6,500

Average loans outstanding	$572,878	$518,761
Allowance for credit losses as a percent of total net loans	1.17%	1.18%
Allowance for credit losses as a percent of non-performing loans	242.08%	68.61%

	At March 31,	At December 31,
	2023	2022
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$-	$1
Home equity	-	-
Commercial	-	-
Other loans:
Commercial	-	-
Consumer	-	-
Total	$-	$1
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family(1)	$2,257	$2,295
Home equity	498	602
Commercial(2)	-	-
Other loans:
Commercial	-	-
Consumer	16	34
Total non-accrual loans	2,771	2,931
Total non-performing loans	2,771	2,932

Foreclosed real estate	95	95
Total non-performing assets	$2,866	$3,027
Ratios:
Non-performing loans as a percent of total net loans:	0.48%	0.51%
Non-performing assets as a percent of total assets:	0.39%	0.43%

(1) Includes one- to four- family construction loans.

(2) Includes Commercial construction loans.

Total non-performing assets decreased by $161,000, or 5.3%, to $2.9 million at March 31, 2023 from $3.0 million at December 31, 2022, primarily due to a decrease in non-accrual loans.

Other assets decreased $540,000, or 7.6%, to $6.5 million at March 31, 2023 from $7.1 million at December 31, 2022 primarily due to a decrease in current tax receivable and deferred tax assets, relating to the mark to market value of available for sale securities.

The table below shows changes in deposit balances by type of deposit account between March 31, 2023 and December 31, 2022:

	At March 31,	At December 31,	Change
	2023	2022	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$96,611	$105,678	$(9,067)	(8.6)%
Interest bearing	80,967	85,033	(4,066)	(4.8)%
Money market	137,203	149,250	(12,047)	(8.1)%
Savings	75,360	77,200	(1,840)	(2.4)%
Total core deposits	390,141	417,161	(27,020)	(6.5)%
Non-core Deposits
Time deposits	205,066	152,958	52,108	34.1%
Total deposits	$595,207	$570,119	$25,088	4.4%

The increase in total deposits was primarily due to a 34.1% increase in time deposits, partially offset by a decrease in core deposits. The increase in time deposits was primarily due to a $16.0 million increase in brokered time deposits, and a $9.1 million increase in customer time deposits. The increase in brokered time deposits was a result of management’s strategy to lock in liquidity during a rising interest rate environment, and increased competition for deposits in our market area. The increase in customer time deposits was primarily due to an increase in customer demand for these types of deposit products due to the rising and competitive interest rate environment. The Company’s strategic focus is centered on organic growth of deposits among its retail and commercial customers to reduce the reliance on wholesale funding and to strengthen customer relationships. At March 31, 2023 and December 31, 2022 the Company’s percentage of uninsured deposits to total deposits was 14.2% and 16.6%, respectively.

During the three months ended March 31, 2023, short term borrowings decreased by $10.6 million, as the Company transferred its borrowings into long-term debt with the Federal Home Loan Bank of New York (“FHLBNY”) to lock in interest rates. An additional $3.7 million of long-term debt was obtained from the FHLBNY for additional liquidity to protect the Bank from uncertainty created by the volatility in the economy.

Total stockholders’ equity increased $2.1 million, or 2.6%, to $83.3 million at March 31, 2023 from $81.2 million at December 31, 2022. The increase in stockholders’ equity was primarily attributed to current period net income and $1.3 million in unrealized mark-to-market gains on the available for sale securities portfolio recognized in other comprehensive loss during the three months ended March 31, 2023, which was partially offset by the initial entry of $0.7 million recorded to retained earnings upon the adoption of CECL.

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

General. Net income was $1.7 million for the three months ended March 31, 2023, or $0.29 per diluted share, an increase of $623,000, or 58.7%, compared to net income of $1.1 million, or $0.18 per diluted share, for the three months ended March 31, 2022. Net income for the three months ended March 31, 2023 reflected a $2.0 million increase in interest income and a $0.6 million (credit) provision for credit losses, as compared to a $0.4 million provision in the prior year, partially offset by a $1.2 million increase in interest expense, a $985,000 increase in non-interest expenses and a $178,000 decrease in non-interest income.

Interest Income. Interest income increased by $2.0 million, or 34.0%, to $8.0 million for the three months ended March 31, 2023, when compared to the three months ended March 31, 2022. Loan interest income increased by $1.8 million, or 33.7%, to $7.2 million for the three months ended March 31, 2023, as compared to the prior year period primarily due to an increase in the average balance of the loan portfolio of $54.1 million, or 10.4%, from $518.8 million for the three months ended March 31, 2022, to $572.9 million for the three months ended March 31, 2023. The increase in the average balance of the loan portfolio was primarily driven by growth in commercial real estate loans. The average yield on loans was 5.06% for the three months ended March 31, 2023, as compared to 4.18% for the three months ended March 31, 2022, primarily due to the impact of higher interest rates on variable rate loans.

Investment securities interest income increased $39,000, or 7.8%, to $538,000 for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a 60 basis points increase in the average rate paid on investment securities. The average balance of securities decreased from $89.6 million for the three months ended March 31, 2022, to $76.0 million for the three months ended March 31, 2023.

Interest Expense. Interest expense increased $1.2 million, or 256.2%, to $1.7 million for the three months ended March 31, 2023, compared to $466,000 for the three months ended March 31, 2022, primarily due to an increase in interest paid on deposits. Interest paid on deposits increased by $966,000, or 278.4%, to $1.3 million for the three months ended March 31, 2023, when compared to the three months ended March 31, 2022. The increase in interest expense on deposits was primarily due to an 80 basis points increase in the average interest rate paid on deposit accounts as the deposit mix shifted towards higher cost time deposits. The average balance of deposits increased by $3.9 million, or 0.8%, from $478.7 million for the three months ended March 31, 2022, to $482.6 million for the three months ended March 31, 2023 primarily due to an increase in time deposits. Interest expense on borrowing increased by $230,000, or 221.1%, when compared to the three months ended March 31, 2022, primarily due to a $19.3 million increase in average borrowings outstanding, and a 134 basis points increase in the average rate paid on borrowings. The increase in borrowings was a result of management’s strategy to add liquidity to the balance sheet as a result of economic volatility, anticipated loan growth, and increased competition for deposits in the current rising interest rate environment.

Provision for Credit Losses. The Company adopted ASU N0. 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, for all financial assets measured at amortized cost using the modified retrospective method on January 1, 2023. Refer to Notes 2 and 4 to the unaudited consolidated financial statements for additional information and accounting policies related to the CECL model.

The provision for credit losses represents a charge or credit made to earnings to maintain an adequate allowance for credit losses. The allowance for credit losses is management’s estimate of expected lifetime losses in the loan portfolio as of the balance sheet date and is measured using the Vintage method. Management considers past events, current conditions, and reasonable and supportable forecasts as the basis for the estimation of excepted credit losses.

The Company recorded a $625,000 credit to the allowance for credit losses on loans during the three months ended March 31, 2023, as compared to a $400,000 provision for credit losses during the three months ended March 31, 2022. This change was primarily due to a change in the qualitative economic forecasting factor during the first quarter of 2023.

Non-Interest Income. Non-interest income decreased by $178,000, or 24.3%, to $554,000 for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease was primarily due to a $232,000 decrease in unrealized gains on the interest rate swaps due to the continued higher interest rate environment. The decrease in non-interest income was partially offset by a $31,000 increase in service charges and fees during the three months ended March 31, 2023.

Non-Interest Expense. Non-interest expense increased by $985,000, or 21.7%, to $5.5 million for the three months ended March 31, 2023, as compared to $4.5 million for the three months ended March 31, 2022. Professional services increased by $551,000, or 184.3%, primarily due to an increase in auditing, legal and consulting costs in the quarter, related to remediation of the items noted in the OCC’s Order. Salary and employee benefits expense increased $372,000, or 15.5%, primarily due to annual salary increases and additional management and other positions being filled in late 2022 and early 2023 to position the Bank to comply with the requirements of the OCC Consent Order. Other expenses decreased $147,000, or 28.3%, primarily due to a one-time, insurance related expense being recorded during the first quarter of 2022.

Income Taxes Expense. Income tax expense was $269,000 for the three months ended March 31, 2023, an increase of $62,000, or 30.0%, as compared to $207,000 for the three months ended March 31, 2022. The increase in income tax expense was primarily due to an increase in income before taxes, partially offset by a decrease in the effective tax rate. The effective tax rate for the three months ended March 31, 2023 and 2022 was 13.8% and 16.3%, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions, and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of March 31, 2023, the maximum amount that we can borrow from the FHLBNY was $113.4 million and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans. At March 31, 2023, we had outstanding advances under this agreement of $41.3 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $14.4 million and a fair value of $12.5 million as of March 31, 2023. There were no balances outstanding with the Federal Reserve Bank at March 31, 2023. We have also established lines of credits with correspondent banks for $27.0 million, of which $25.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of March 31, 2023.

As a result of the Order previously disclosed herein, the Company’s ability to access available sources of funds from the FHLB has been curtailed to short-term advances (i.e., 30 days or less) and the residential loans pledged as collateral for these borrowings will be subject to reductions in value. The availability of lines of credit with one other correspondent bank was terminated, while the availability of lines of credit with other correspondent banks may also be reduced or eliminated. The Bank is not eligible to access the new Bank Term Funding Program created by the Federal Reserve Board on March 12, 2023. The Bank is ineligible to participate in the program due to the Consent Order. Lastly, the unsecured line of credit for our Master Account at the Federal Reserve has been withdrawn at this time.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the three months ended March 31, 2023, we originated loans of approximately $17.6 million as compared to approximately $56.6 million of loans originated during the three months ended March 31, 2022. Loan originations exceeded principal repayments and other deductions during the first three months of 2023 by $728,000. The Company did not make any purchases of investment securities during the three months ended March 31, 2023 and purchases of investment securities totaled $5.5 million during the three months ended March 31, 2022.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $595.2 million at March 31, 2023, as compared to $570.1 million at December 31, 2022. Approximately $128.9 million of time deposit accounts are scheduled to mature within one year as of March 31, 2023. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

Regulatory Capital

Federal regulations require a federal savings bank to meet certain capital standards, as discussed in the “Supervision and Regulation” section included in our Annual Report on Form 10-K for the year ended December 31, 2022.

The federal banking agencies have developed a “Community Bank Leverage Ratio” (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.0%. The Bank elected to be subject to this new definition when it became effective on January 1, 2020. As of March 31, 2023, the Bank’s Community Bank Leverage Ratio was 12.3%

Pursuant to an Individual Minimum Capital Requirement, the Bank has been directed by the OCC to maintain a Tier 1 Leverage capital ratio of 10% and a Total Risk-Based capital ratio of 13%. In order to be considered “well-capitalized” by the OCC, a savings bank must maintain a Tier 1 Leverage capital ratio of 5% and a Total Risk-Based capital ratio of 10%. At March 31, 2023, the Bank’s Tier 1 Leverage capital ratio was 12.3% and its Total Risk-Based capital ratio was 17.0% and accordingly the Bank was in compliance with its Individual Minimum Capital Requirement and was considered well-capitalized.

Off-Balance Sheet Arrangements

Other than loan commitments and two interest rate swap agreements that are not designated as hedging instruments, as previously noted, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 6 in the Notes to our unaudited consolidated financial statements for a summary of loan commitments outstanding as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Recent events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock. Recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in the failure of those institutions have resulted in decreased confidence in banks among depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events have occurred against the backdrop of a rapidly rising interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These events and developments could materially and adversely impact our business or financial condition, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. These recent events and developments have, and could continue to, adversely impact the market price and volatility of our common stock. These recent events may also result in changes to laws or regulations governing banks, savings bank and bank and savings and loan holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our businesses. The cost of resolving the recent failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended March 31, 2023. The Company has suspended its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

January 1 through January 31, 2023	-	$-	-	30,626
February 1 through February 28, 2023	4,764	11.63	-	30,626
March 1 through March 31, 2023	-	-	-	30,626
Total	4,764	$11.63	-	30,626

(1)This column reflects the deemed surrender to us of 4,764 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock shares.

(2)On August 13, 2021, our Board of Directors (the “Company”) adopted a new stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 106,327 shares, or approximately 5% of its outstanding shares, excluding the shares held by Lake Shore, MHC. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

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

LAKE SHORE BANCORP, INC.
(Registrant)

May 15, 2023	By:	/s/ Kim C. Liddell
Kim C. Liddell
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2023	By:	/s/ Rachel A. Foley
Rachel A. Foley
Chief Financial Officer
(Principal Financial and Accounting Officer)