Form 10-Q
period 2023-06-30
LAKE SHORE BANCORP, INC.
filed 2023-08-10
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 6,836,514 shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 9, 2023.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2023	2022
	(Unaudited)
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$4,952	$9,091
Interest earning deposits	30,630	542
Cash and Cash Equivalents	35,582	9,633
Securities	65,377	73,047
Federal Home Loan Bank stock, at cost	2,347	2,330
Loans receivable, net of allowance for credit losses 2023 $6,758; 2022 $7,065	569,503	573,537
Premises and equipment, net	8,209	8,286
Accrued interest receivable	2,724	2,796
Bank-owned life insurance	23,432	23,218
Other assets	6,867	7,067
Total Assets	$714,041	$699,914
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$485,701	$464,441
Non-interest bearing	96,264	105,678
Total Deposits	581,965	570,119
Short-term borrowings	—	12,596
Long-term debt	36,450	24,950
Advances from borrowers for taxes and insurance	3,369	3,308
Other liabilities	8,863	7,757
Total Liabilities	630,647	618,730
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,690,976 shares outstanding at June 30, 2023 and 6,836,514 shares issued and 5,705,225 shares outstanding at December 31, 2022	68	68
Additional paid-in capital	31,449	31,459
Treasury stock, at cost (1,145,538 shares at June 30, 2023 and 1,131,289 shares at December 31, 2022)	(13,715)	(13,571)
Unearned shares held by ESOP	(1,066)	(1,108)
Unearned shares held by compensation plans	(109)	(191)
Retained earnings	76,636	74,859
Accumulated other comprehensive loss	(9,869)	(10,332)
Total Stockholders' Equity	83,394	81,184
Total Liabilities and Stockholders' Equity	$714,041	$699,914

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$7,480	$5,869	$14,727	$11,289
Investment securities, taxable	236	211	464	400
Investment securities, tax-exempt	265	316	575	626
Other	489	35	655	50
Total Interest Income	8,470	6,431	16,421	12,365
Interest Expense
Deposits	1,915	329	3,228	676
Short-term borrowings	9	—	87	—
Long-term debt	319	109	575	213
Other	13	15	26	30
Total Interest Expense	2,256	453	3,916	919
Net Interest Income	6,214	5,978	12,505	11,446
(Credit) Provision for Credit Losses	(187)	100	(812)	500
Net Interest Income after (credit) provision for credit losses	6,401	5,878	13,317	10,946
Non-Interest Income
Service charges and fees	263	315	536	557
Debit card fees	215	225	420	425
Increase in cash surrender value of bank-owned life insurance	109	98	214	196
Unrealized gain (loss) on equity securities	1	(8)	2	(9)
Unrealized (loss) gain on interest rate swap	(9)	70	(58)	253
Recovery on previously impaired investment securities	3	4	5	10
Loss on sale of securities available for sale	(49)	—	(49)	—
Net loss on sale of loans	—	(6)	—	(18)
Other	20	22	37	38
Total Non-Interest Income	553	720	1,107	1,452
Non-Interest Expense
Salaries and employee benefits	2,811	2,460	5,590	4,867
Occupancy and equipment	700	778	1,497	1,535
Data processing	474	376	852	691
Professional services	848	335	1,698	634
Advertising	179	123	357	259
FDIC insurance	436	47	531	92
Postage and Supplies	62	60	130	114
Other	391	398	763	917
Total Non-Interest Expense	5,901	4,577	11,418	9,109
Income before Income Taxes	1,053	2,021	3,006	3,289
Income Tax Expense	237	337	506	544
Net Income	$816	$1,684	$2,500	$2,745
Basic and diluted earnings per common share	0.14	0.29	0.43	0.47
Dividends declared per share	$—	$0.16	$—	$0.32

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,
	2023	2022
	(Unaudited)
	(Dollars in thousands)
Net Income	$816	$1,684
Other Comprehensive (Loss), net of tax benefit:
Unrealized holding (losses) on securities available for sale, net of tax benefit	(826)	(3,434)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(3)	(3)
Net loss on sale of securities included in net income, net of tax benefit	39	—
Total Other Comprehensive Loss	(790)	(3,437)
Total Comprehensive Income (Loss)	$26	$(1,753)

	Six Months Ended June 30,
	June 30,
	2023	2022
	(Unaudited)
	(Dollars in thousands)
Net Income	$2,500	$2,745
Other Comprehensive Income (Loss), net of tax expense (benefit):
Unrealized holding gains (losses) on securities, net of tax expense (benefit)	428	(9,563)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(4)	(8)
Net loss on sale of securities included in net income, net of tax benefit	39	—
Total Other Comprehensive Income (Loss)	463	(9,571)
Total Comprehensive Income (Loss)	$2,963	$(6,826)

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, and June 30, 2023 and 2022 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income (Loss)	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2022	$68	$31,350	$(13,660)	$(1,194)	$(157)	$70,591	$978	$87,976
Net income	—	—	—	—	—	1,061	—	1,061
Other comprehensive loss, net of tax benefit of $1,630	—	—	—	—	—	—	(6,134)	(6,134)
ESOP shares earned (1,984 shares)	—	8	—	22	—	—	—	30
Compensation plan shares granted (27,132 shares)	—	—	255	—	(255)	—	—	—
Compensation plan shares earned (2,749 shares)	—	16	—	—	26	—	—	42
Cash dividends declared ($0.16 per share)	—	—	—	—	—	(312)	—	(312)
Balance - March 31, 2022	68	31,374	(13,405)	(1,172)	(386)	71,340	(5,156)	82,663
Net income	—	—	—	—	—	1,684	—	1,684
Other comprehensive loss, net of tax benefit of $914	—	—	—	—	—	—	(3,437)	(3,437)
ESOP shares earned (1,984 shares)	—	7	—	21	—	—	—	28
Compensation plan shares forfeited (3,062 shares)	—	—	(29)	—	29	—	—	—
Compensation plan shares earned (4,942 shares)	—	29	—	—	45	—	—	74
Purchase of treasury stock, at cost (5,701 shares)	—	—	(85)	—	—	—	—	(85)
Cash dividends declared ($0.16 per share)	—	—	—	—	—	(313)	—	(313)
Balance - June 30, 2022	$68	$31,410	$(13,519)	$(1,151)	$(312)	$72,711	$(8,593)	$80,614

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands, except share and per share data)
Balance - January 1, 2023	$68	$31,459	$(13,571)	$(1,108)	$(191)	$74,859	$(10,332)	$81,184
Cumulative change in accounting principle (Note 2)	—	—	—	—	—	(723)	—	(723)
Net Income	—	—	—	—	—	1,684	—	1,684
Other comprehensive income, net of tax expense of $333	—	—	—	—	—	—	1,253	1,253
ESOP shares earned (1,984 shares)	—	1	—	21	—	—	—	22
Compensation plan shares granted (8,282 shares)	—	—	78	—	(78)	—	—	—
Compensation plan shares earned, net of forfeitures (2,510 shares)	—	(21)	—	—	(28)	—	—	(49)
Compensation plan shares forfeited (15,385 shares)	—	—	(144)	—	144	—	—	—
Common stock repurchased on vesting for payroll taxes (4,764 shares)	—	—	(56)	—	—	—	—	(56)
Balance - March 31, 2023	68	31,439	(13,693)	(1,087)	(153)	75,820	(9,079)	83,315
Net Income	—	—	—	—	—	816	—	816
Other comprehensive loss, net of tax benefit of $209	—	—	—	—	—	—	(790)	(790)
ESOP shares earned (1,984 shares)	—	1	—	21	—	—	—	22
Compensation plan shares earned, net of forfeitures (2,328 shares)	—	9	—	—	22	—	—	31
Compensation plan shares forfeited (2,382 shares)	—	—	(22)	—	22	—	—	—
Balance - June 30, 2023	$68	$31,449	$(13,715)	$(1,066)	$(109)	$76,636	$(9,869)	$83,394

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2023	2022
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,500	$2,745
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	27	55
Net amortization of deferred loan costs	315	147
(Credit) provision for loan losses	(812)	500
Recovery on previously impaired investment securities	(5)	(10)
Unrealized (gain) loss on equity securities	(2)	9
Loss on sale of investment securities	49	—
Unrealized loss (gain) on interest rate swap	58	(253)
Originations of loans held for sale	—	(1,309)
Proceeds from sales of loans held for sale	—	1,291
Loss on sale of loans held for sale	—	18
Depreciation and amortization	400	449
Increase in cash surrender value of bank-owned life insurance	(214)	(196)
ESOP shares committed to be released	44	58
Stock based compensation expense	(18)	116
Decrease in accrued interest receivable	72	104
(Increase) decrease in other assets	(151)	406
Impairment of foreclosed real estate	16	1
Increase (decrease) in other liabilities	1,106	(28)
Net Cash Provided by Operating Activities	3,385	4,103
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Sales	5,951	—
Maturities, prepayments and calls	2,236	5,248
Purchases	—	(6,141)
Purchases of Federal Home Loan Bank Stock	(1,314)	(157)
Redemptions of Federal Home Loan Bank Stock	1,297	—
Loan principal collections and origination, net	3,748	(30,822)
Proceeds from sale of interest rate swaps	214	—
Proceeds from sale of foreclosed real estate	—	36
Additions to premises and equipment	(323)	(192)
Net Cash Provided by (Used in) Investing Activities	11,809	(32,028)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	11,846	(14,916)
Net increase in advances from borrowers for taxes and insurance	61	122
Net decrease in short-term borrowings	(12,596)	—
Proceeds from issuance of long-term debt	15,250	5,000
Repayment of long-term debt	(3,750)	(2,000)
Purchase of treasury stock	(56)	(85)
Cash dividends paid	—	(625)
Net Cash Provided by (Used in) Financing Activities	10,755	(12,504)
Net Increase (Decrease) in Cash and Cash Equivalents	25,949	(40,429)
CASH AND CASH EQUIVALENTS - BEGINNING	9,633	67,585
CASH AND CASH EQUIVALENTS - ENDING	$35,582	$27,156
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,547	$925
Income taxes paid	$506	$275
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$60	$181

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The interim unaudited consolidated financial statements include the accounts of Lake Shore Bancorp, Inc. (the “Company”, “us”, “our”, or “we”) and Lake Shore Savings Bank (the “Bank”), its wholly owned subsidiary. All intercompany accounts and transactions of the consolidated subsidiary have been eliminated in consolidation.

The interim unaudited consolidated financial statements included herein as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated statement of financial condition at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The consolidated statements of income for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2023.

To prepare these unaudited consolidated financial statements in conformity with GAAP, management of the Company made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reporting of revenue and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, securities valuation estimates, evaluation of impairment of securities, and income taxes.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2023 for items that should potentially be recognized or disclosed in the unaudited consolidated financial statements. The evaluation was conducted through the date these unaudited consolidated financial statements were issued.

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

The Company adopted ASC 326 using the prospective transition appropriate for available-for-sale debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As a result, the amortized cost basis remains the same before and after the effective date of ASC 326. The effective interest rate on the debt securities was not changed. Recoveries of amounts previously written-off relating to improvements in cash flows after January 1, 2023 will be recorded in earnings as received.

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

The Company uses the vintage model to estimate expected credit losses for all loan segments. The vintage model measures the expected loss calculation for future periods based on the historical performance by the origination period of loans with similar life cycles and risk characteristics. For each loan segment, the Company utilizes historical loss data through the current period to calculate the actual loss percentage for each loan type by vintage year of loan origination. The calculated loss percentages are then applied to the remaining outstanding balance for each vintage year, for the estimated remaining life of the loans in the loan segment. In addition to this calculation, the Company applies qualitative factors for current conditions, including trends in the nature and volume of the loan portfolio, loan concentrations, changes in the experience, ability and depth of the Company’s lending management, and national and local economic conditions. In addition, the Company utilizes an economic forecast factor consisting of unemployment data and changes in gross domestic production (GDP) to determine the impact to the Bank’s loan portfolio. No reversion adjustments were necessary for our calculation as the starting point for the Company’s estimate was a cumulative loss rate covering the expected contractual term of the loan portfolio.

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

Accrued interest on loans of $2.4 million at June 30, 2023 is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

The Company's determination as to the amount of expected credit losses are subject to review by bank regulators, which can require the establishment of additional expected credit losses. Although the allowance for credit losses is allocated by loan type, the allowance for credit losses is general in nature and is available to offset losses from any loan in the Company’s portfolio.

Allowance for Credit Losses – Off Balance Sheet Credit Exposure: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. Off-balance sheet credit exposure includes loan commitments. The Company’s commercial overdraft line of credit and consumer overdraft line of credit products are unconditionally cancellable by the Company and therefore, the Company does not record an allowance for credit losses on these loan types. The allowance for credit losses for off balance sheet credit exposure is derived through the use of the vintage model and a utilization rate concept, applied to those commitments which are not unconditionally cancellable.

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

Accrued interest of $302,000 as of June 30, 2023 on available-for-sale debt securities is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This ASU eliminates the separate recognition and measurement guidance for Troubled Debt Restructurings ("TDRs") by creditors. The amendments in this update require the Company to apply the general loan modification guidance in Subtopic 310-20 to all loan modifications, including modifications for borrowers experiencing financial difficulty. The Company must evaluate whether the modification represents a new loan or a continuation of an existing loan. ASU 2022-02 may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. On January 1, 2023, the Company adopted ASU 2022-02 utilizing the prospective method, which did not have a material impact on its unaudited consolidated financial statements. The adoption of ASU-2022-02 required the Company to enhance the vintage disclosures to include gross charge-off by year of origination.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,007	$—	$(166)	$1,841
Municipal bonds	44,572	4	(7,884)	36,692
Mortgage-backed securities:
Collateralized mortgage obligations-private label	11	—	(1)	10
Collateralized mortgage obligations-government sponsored entities	12,791	—	(1,694)	11,097
Government National Mortgage Association	59	—	(2)	57
Federal National Mortgage Association	12,407	1	(1,845)	10,563
Federal Home Loan Mortgage Corporation	6,009	1	(999)	5,011
Asset-backed securities-private label	—	93	—	93
Asset-backed securities-government sponsored entities	3	—	—	3
Total Debt Securities Available for Sale	$77,859	$99	$(12,591)	$65,367
Equity Securities	22	—	(12)	10
Total Securities	$77,881	$99	$(12,603)	$65,377

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,008	$—	$(175)	$1,833
Municipal bonds	50,734	16	(8,336)	42,414
Mortgage-backed securities:
Collateralized mortgage obligations-private label	12	—	(1)	11
Collateralized mortgage obligations-government sponsored entities	13,790	1	(1,636)	12,155
Government National Mortgage Association	61	—	(2)	59
Federal National Mortgage Association	13,232	1	(1,987)	11,246
Federal Home Loan Mortgage Corporation	6,277	—	(1,056)	5,221
Asset-backed securities-private label	—	96	—	96
Asset-backed securities-government sponsored entities	4	—	—	4
Total Debt Securities Available for Sale	$86,118	$114	$(13,193)	$73,039
Equity Securities	22	—	(14)	8
Total Securities	$86,140	$114	$(13,207)	$73,047

Debt Securities

All of the Company's collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At June 30, 2023 and December 31, 2022, five and thirty-eight municipal bonds with a cost of $1.7 million and $14.4 million and fair value of $1.2 million and $12.2 million, respectively, were pledged under a collateral agreement with the Federal Reserve Bank (“FRB”) of New York for liquidity borrowing. In addition, at June 30, 2023 and December 31, 2022, twenty-four and twenty-two municipal bonds with a cost of $6.1 million and $6.6 million and fair value of $5.0 million and $5.6 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values for which an allowance for credit losses has not been recorded for the periods indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
June 30, 2023
U.S. government agencies	$—	$—	$1,841	$(166)	$1,841	$(166)
Municipal bonds	2,699	(94)	30,577	(7,790)	33,276	(7,884)
Mortgage-backed securities	3,729	(193)	22,904	(4,348)	26,633	(4,541)
	$6,428	$(287)	$55,322	$(12,304)	$61,750	$(12,591)

December 31, 2022
U.S. government agencies	$1,833	$(175)	$—	$—	$1,833	$(175)
Municipal bonds	12,227	(1,114)	23,259	(7,222)	35,486	(8,336)
Mortgage-backed securities	6,981	(410)	21,561	(4,272)	28,542	(4,682)
	$21,041	$(1,699)	$44,820	$(11,494)	$65,861	$(13,193)

As of June 30, 2023, the Company determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributed to increases in market interest rates since these securities were purchased and other market conditions.

As of June 30, 2023, the Company’s investment portfolio included twenty-one securities in the “unrealized losses less than twelve months” category and 159 securities in the “unrealized losses twelve months or more” category.

As of December 31, 2022, the Company had the intent and ability to hold those securities in an unrealized loss position until maturity. Management believed the temporary impairments were due to declines in fair value resulting from changes in interest rates and/or increased credit liquidity spreads since the securities were purchased.

Therefore, under the accounting principles effective at December 31, 2022, the Company did not consider these securities to have other-than-temporary impairment.

The unrealized losses on debt securities shown in the previous tables were recorded as a component of other comprehensive income (loss), net of tax expense (benefit) on the Company’s consolidated statements of stockholders’ equity.

During the three and six months ended June 30, 2023, the Company sold twenty-three municipal bonds and two mortgage-backed securities resulting in gross realized losses of $49,000, with an amortized cost of $6.0 million. During the three and six months ended June 30, 2022, the Company did not sell any debt securities.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
June 30, 2023:
Less than one year	$370	$371
After one year through five years	3,994	3,829
After five years through ten years	9,415	8,388
After ten years	32,800	25,945
Mortgage-backed securities	31,277	26,738
Asset-backed securities	3	96
	$77,859	$65,367

The Company's mortgage-backed securities and asset-backed securities have stated maturities that may differ from actual maturities due to the borrowers' ability to prepay obligations. Cash flows from such investments are dependent upon the performance of the underlying assets and are generally influenced by interest rates. In the table above, mortgage-backed securities and asset-backed securities are shown in one period.

Equity Securities

At June 30, 2023 and December 31, 2022, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended June 30, 2023 and 2022, the Company recognized an unrealized gain of $1,000 and unrealized loss of $8,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. During the six months ended June 30, 2023 and 2022, the Company recognized an unrealized gain of $2,000 and an unrealized loss of $9,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no sales of equity securities during the three and six months ended June 30, 2023 and 2022.

Note 4 - Loans and Allowance for Credit Losses

Loans consisted of the following segments as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$174,940	$175,904
Home Equity	50,750	53,057
Commercial (2)	326,987	326,955
Total real estate loans	552,677	555,916
Other Loans:
Commercial	18,585	19,576
Consumer	1,151	1,217
Total gross loans	572,413	576,709
Net deferred loan costs	3,848	3,893
Allowance for credit losses on loans	(6,758)	(7,065)
Loans receivable, net	$569,503	$573,537

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

Real estate loans of approximately $149.9 million and $147.4 million were pledged as collateral for Federal Home Loan Bank (FHLB) advances as of June 30, 2023 and December 31, 2022, respectively.

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

Allowance for Credit Losses for Loans

The Company adopted ASU 2016-13 on January 1, 2023 at which time the Company implemented the current expected credit loss model in estimating the allowance for credit losses valuation account. Adjustments to the allowance for credit losses on loans is recognized in (credit) provision for credit losses on the unaudited consolidated statements of income. As part of the CECL calculation, the loan portfolio is segmented into the following loan types by risk level:

Real Estate Loans:

•
One- to Four-Family – are loans secured by first lien collateral on residential real estate primarily held in the Western New York region. These loans can be affected by economic conditions and the value of underlying properties. Western New York’s housing market has consistently demonstrated stability in home prices despite economic conditions. Furthermore, the Company has conservative underwriting standards and its residential lending policies and procedures verify that its one- to four-family residential mortgage loans generally conform to secondary market guidelines.
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

Other Loans:

•
Commercial – includes business installment loans, lines of credit, and other commercial loans. Most of our commercial loans are for terms generally not in excess of 5 years. Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower. Commercial loans generally involve a higher degree of credit risk, as commercial loans can involve relatively large loan balances to a single borrower or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation of the commercial business and the income stream of the borrower. Such risks can be significantly affected by economic conditions. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because the equipment or other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the credit worthiness of the borrowers (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.
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

Included in the Real Estate Loans for one-to four-family and commercial real estate are loans to finance the construction of either a one- to four-family owner occupied home or commercial real estate. At the end of the construction period, the loan automatically converts to either a one- to four-family residential mortgage or a commercial real estate mortgage, as applicable. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the actual cost of construction. The Company limits its risk during construction as disbursements are not made until the required work for each advance has been completed and an updated lien search is performed. The completion of the construction progress is verified by a Company loan officer or inspections performed by an independent appraisal firm or other third party. Construction loans also expose us to the risk of construction delays which may impair the borrower’s ability to repay the loan.

The following table details the changes in the allowance for credit losses by loan segment for the three and six months ended June 30, 2023.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2023
Allowance for Credit Loss: on Loans
Balance – April 1, 2023	$544	$261	$5,384	$519	$—	$—	$6,708
Charge-offs	—	—	—	—	(15)	—	(15)
Recoveries	—	—	—	29	1	—	30
Provision (credit)	(3)	(4)	38	(28)	32	—	35
Balance – June 30, 2023	$541	$257	$5,422	$520	$18	$—	$6,758

Balance - January 1, 2023	$411	$217	$5,746	$509	$47	$135	$7,065
Impact of adopting ASC 326	201	114	55	72	(25)	(135)	282
Charge-offs	—	—	—	—	(32)	—	(32)
Recoveries	—	—	—	29	4	—	33
(Credit) provision	(71)	(74)	(379)	(90)	24	—	(590)
Balance – June 30, 2023	$541	$257	$5,422	$520	$18	$—	$6,758
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$541	$257	$5,422	$520	$18	$—	$6,758

Gross Loans Receivable(3):
Ending balance	$174,940	$50,750	$326,987	$18,585	$1,151	$—	$572,413
Ending balance: individually evaluated for impairment	$146	$14	$—	$—	$—	$—	$160
Ending balance: collectively evaluated for impairment	$174,794	$50,736	$326,987	$18,585	$1,151	$—	$572,253

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans of $23.0 million.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(6,758) or deferred loan costs of $3,848.

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses using the incurred loss methodology. The following tables summarize the activity in the allowance for loan losses for the three and six months ended June 30, 2022 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of June 30, 2022 and December 31, 2022:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2022
Allowance for Loan Losses:
Balance – April 1, 2022	$382	$271	$4,937	$420	$443	$28	$19	$6,500
Charge-offs	—	—	(4)	—	—	(21)	—	(25)
Recoveries	17	—	154	—	—	1	—	172
Provision (credit)	50	59	(179)	(47)	36	16	165	100
Balance – June 30, 2022	$449	$330	$4,908	$373	$479	$24	$184	$6,747

Balance – January 1, 2022	$383	$211	$4,377	$360	$531	$32	$224	$6,118
Charge-offs	—	—	(4)	—	—	(41)	—	(45)
Recoveries	17	1	154	—	—	2	—	174
Provision (credit)	49	118	381	13	(52)	31	(40)	500
Balance – June 30, 2022	$449	$330	$4,908	$373	$479	$24	$184	$6,747
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$449	$330	$4,908	$373	$479	$24	$184	$6,747

Gross Loans Receivable(1):
Ending balance	$164,006	$49,931	$288,975	$22,615	$23,358	$1,333	$—	$550,218
Ending balance: individually evaluated for impairment	$252	$23	$—	$—	$—	$—	$—	$275
Ending balance: collectively evaluated for impairment	$163,754	$49,908	$288,975	$22,615	$23,358	$1,333	$—	$549,943

(1)
Gross Loans Receivable does not include allowance for loan losses of $(6,747) or deferred loan costs of $3,729.
(2)
Includes one- to four- family construction loans.

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Commercial - Construction	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2022
Allowance for Loan Losses:
Balance – December 31, 2022	$411	$217	$5,398	$348	$509	$47	$135	$7,065
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$411	$217	$5,398	$348	$509	$47	$135	$7,065

Gross Loans Receivable(1):
Ending Balance	$175,904	$53,057	$304,037	$22,918	$19,576	$1,217	$—	$576,709
Ending balance: individually evaluated for impairment	$153	$14	$—	$—	$—	$—	$—	$167
Ending balance: collectively evaluated for impairment	$175,751	$53,043	$304,037	$22,918	$19,576	$1,217	$—	$576,542

(1)
Gross Loans Receivable does not include allowance for loan losses of $(7,065) or deferred loan costs of $3,893.
(2)
Includes one- to four-family construction loans.

Unfunded Loan Commitments

The Company’s allowance for credit losses on unfunded loan commitments is recognized as a liability and included within other liabilities on the unaudited consolidated statement of financial condition, with adjustments to the reserve recognized in (credit) provision for credit losses on the unaudited consolidated statements of income. The Company did not record an allowance on unfunded loan commitments prior to January 1, 2023. The Company’s activity in the allowance for credit losses on unfunded loan commitments for the three and six months ended June 30, 2023 was as follows:

For the Three and Six Months Ended June 30, 2023
(Dollars in thousands)
Balance at December 31, 2022	$—
Impact of CECL Adoption	633
Balance at March 31, 2023	633
Provision for Credit Losses	(222)
Balance at June 30, 2023	$411

Nonaccrual Loans and Delinquency Status

The following table presents the amortized cost basis of loans on nonaccrual status, loans on nonaccrual status with no allowance for credit losses recorded and loans past due 90 days or more and still accruing by loan segment as of the periods indicated.

	Total Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due and Accruing
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022	2023	2022
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$2,388	$2,295	$2,388	$2,295	$—	$1
Home Equity	410	602	410	602	—	—
Commercial Real Estate (2)	—	—	—	—	—	—
Other Loans:
Commercial	—	—	—	—	—	—
Consumer	11	34	11	34	—	—
Total gross loans	$2,809	$2,931	$2,809	$2,931	$—	$1

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2023 and there was $4,000 of interest income recognized during the three and six months ended June 30, 2022, respectively. The accrual of interest on loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

The following tables provide an analysis of past due loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
June 30, 2023:
Real Estate Loans:
Residential, one- to four-family(1)	$719	$196	$1,336	$2,251	$172,689	$174,940
Home equity	260	55	267	582	50,168	50,750
Commercial(2)	—	—	—	—	326,987	326,987
Other Loans:
Commercial	122	—	—	122	18,463	18,585
Consumer	4	—	2	6	1,145	1,151
Total	$1,105	$251	$1,605	$2,961	$569,452	$572,413

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
December 31, 2022:
Real Estate Loans:
Residential, one- to four-family(1)	$1,173	$380	$1,649	$3,202	$172,702	$175,904
Home equity	137	287	468	892	52,165	53,057
Commercial(2)	—	—	—	—	326,955	326,955
Other Loans:
Commercial	—	—	—	—	19,576	19,576
Consumer	15	—	17	32	1,185	1,217
Total	$1,325	$667	$2,134	$4,126	$572,583	$576,709

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial real estate construction loans.

Collateral-Dependent Loans

The Company designates individually evaluated loans on a nonaccrual status as collateral-dependent loans, as well as other loans that management of the Company designates as having higher risk. Collateral-dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is measured on an individual loan basis based on the difference between the fair value of the loan’s collateral, which is adjusted for liquidation costs, and the amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. Refer to Note 8 - Fair Value of Financial Instruments for additional information.

The following table presents an analysis of collateral-dependent loans of the Company as of June 30, 2023 by collateral type and loan segment:

	Residential	Business		Commercial		Total
	Properties	Assets	Land	Property	Other	Loans
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$146	$—	$—	$—	$—	$146
Home Equity	14	—	—	—	—	14
Total	$160	$—	$—	$—	$—	$160

There was no allowance recorded on the above noted collateral-dependent loans as of June 30, 2023.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

	At December 31, 2022
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$153	$153	$—
Home equity	14	14	—
Commercial real estate(1)	—	—	—
Total impaired loans with no related allowance	167	167	—

	Average	Interest
	Recorded	Income
	Investment	Recognized
	For the Six Months Ended June 30, 2022
With no related allowance recorded:
Residential, one- to four-family	$257	$7
Home equity	23	—
Commercial real estate(2)	4,921	—
Total impaired loans	$5,201	$7

(1)
Commercial Real Estate loans consisted of one loan which was paid off during the year ended December 31, 2022.
(2)
Average Commercial Real Estate loans consisted of one loan which was paid off during the six months ended June 30, 2022.

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

The following table presents loans by credit quality indicator by origination year at June 30, 2023:

	YTD 2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(Dollars in thousands)
Residential, one-to four-family(1):
Pass	$7,149	$36,746	$30,877	$18,653	$10,618	$68,113	$—	$172,156
Substandard	—	195	42	95	285	2,167	—	2,784
Doubtful	—	—	—	—	—	—	—	—
Total	$7,149	$36,941	$30,919	$18,748	$10,903	$70,280	$—	$174,940
Current period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Home Equity:
Pass	$1,598	$3,319	$117	$52	$323	$620	$44,212	$50,241
Substandard	—	—	—	—	—	—	509	509
Doubtful	—	—	—	—	—	—	—	—
Total	$1,598	$3,319	$117	$52	$323	$620	$44,721	$50,750
Current period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate(2):
Pass	$9,954	$85,595	$54,899	$46,951	$39,499	$77,836	$—	$314,734
Special mention	—	—	—	995	691	—	—	1,686
Substandard	—	—	—	1,242	5,491	3,834	—	10,567
Doubtful	—	—	—	—	—	—	—	—
Total	$9,954	$85,595	$54,899	$49,188	$45,681	$81,670	$—	$326,987
Current period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans:
Pass	$286	$2,595	$868	$693	$2,226	$7,379	$—	$14,047
Special mention	—	—	311	—	816	—	—	1,127
Substandard	—	—	—	—	3,080	331	—	3,411
Doubtful	—	—	—	—	—	—	—	—
Total	$286	$2,595	$1,179	$693	$6,122	$7,710	$—	$18,585
Current period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans:
Pass	$167	$314	$103	$171	$4	$135	$217	$1,111
Substandard	—	—	3	2	—	—	35	40
Doubtful	—	—	—	—	—	—	—	—
Total	$167	$314	$106	$173	$4	$135	$252	$1,151
Current period gross chargeoffs	$—	$8	$3	$3	$—	$—	$18	$32

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

The following table presents loans by credit quality indicator at December 31, 2022:

	Pass/Performing	Special Mention	Substandard	Doubtful	Loss	Total
	(Dollars in thousands)
December 31, 2022
Real Estate Loans:
Residential, one- to four-family(1)	$173,857	$—	$2,047	$—	$—	$175,904
Home equity	52,269	—	788	—	—	53,057
Commercial(2)	314,218	3,272	9,465	—	—	326,955
Other Loans:
Commercial	14,926	1,112	3,538	—	—	19,576
Consumer	1,183	—	24	—	10	1,217
Total	$556,453	$4,384	$15,862	$—	$10	$576,709

(1)
Includes one- to four- family construction loans
(2)
Includes commercial construction loans

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

In some cases, the Company provides multiple types of modifications on one loan. Typically, one type of concession, such as a term extension is granted initially. If the borrower continues to experience financial difficulty, another modification may be granted, such as principal forgiveness.

The following table presents the amortized cost basis of loans at June 30, 2023 that were experiencing financial difficulty and were modified during the three and six months ended June 30, 2023, by loan class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivables is also presented.

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Add Co-Borrower/ Guarantor	Combination Term Extension and Add Co-Borrower	Percentage of Total Class of Financing Receivable
	(Dollars in thousands)

Real Estate Loans
Commercial real estate	$—	$—	$—	$—	$4,935	$—	1.50%
Other loans
Commercial	—	—	—	—	—	1,114	5.80%
Total	$—	$—	$—	$—	$4,935	$1,114

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension and Added Co-Borrower
Loan Type	Financial Effect

Commercial Real Estate	Added a co-borrower with financial ability to strengthen the credit risk related to this particular loans. No other modification was made to this loan that had a financial effect on the borrower(s).
Other - Commercial

Added a weighted-average of 5 years to the life of the loans, which reduced the monthly payment amount for the borrowers. Added a co-borrower with financial ability to strengthen the credit risk related to these particular loans.

There were no modified loans past due or on nonaccrual as of June 30, 2023.

There were no modified loans made during the three and six months ended June 30, 2023 that subsequently defaulted.

The Company has not committed to lending additional amounts to the borrowers included in the previous tables.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for credit losses. Foreclosed real estate was $139,000 and $95,000 at June 30, 2023 and December 31, 2022, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $1.8 million at June 30, 2023 and at December 31, 2022.
Note 5 – Earnings per Share

Earnings per share was calculated for the three and six months ended June 30, 2023 and 2022. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2023	2022
Numerator – net income	$816,000	$1,684,000
Denominator:
Basic weighted average shares outstanding	5,846,240	5,903,048
Increase in weighted average shares outstanding due to:
Stock options(1)	—	1,702
Diluted weighted average shares outstanding(1)	5,846,240	5,904,750

Earnings per share:
Basic	$0.14	$0.29
Diluted	$0.14	$0.29

	Six Months Ended June 30,
	2023	2022
Numerator – net income	$2,500,000	$2,745,000
Denominator:
Basic weighted average shares outstanding	5,858,356	5,867,805
Increase in weighted average shares outstanding due to:
Stock options(1)	—	3,088
Diluted weighted average shares outstanding(1)	5,858,356	5,870,893

Earnings per share:
Basic	$0.43	$0.47
Diluted	$0.43	$0.47

(1)
Stock options to purchase 58,857 shares under the Company’s 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 were outstanding during the three and six months ended June 30, 2023 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 6 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. There was a $412,000 and $0 allowance for credit losses on these commitments at June 30, 2023 and December 31, 2022, respectively. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	June 30,	December 31,
	2023	2022
	(Dollars in thousands)

Commitments to grant loans	$15,394	$26,334
Unfunded commitments to fund loans and lines of credit	77,843	74,848
Commercial and Standby letters of credit	549	—

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

Note 7 – Stock-based Compensation

As of June 30, 2023, the Company had three active stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $53,000 and $102,000 for the three months ended June 30, 2023 and 2022, respectively. The compensation cost that has been recorded for the six months ended June 30, 2023 and 2022 was $26,000 and $174,000, respectively.

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

A summary of the status of the Stock Option Plan during the six months ended June 30, 2023 and 2022 is presented below:

	2023			2022
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	58,857	$14.38		64,548	$14.38
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	—	—		—	—
Outstanding at end of period	58,857	$14.38	3.3 years	64,548	$14.38	4.3 years

Options exercisable at end of period	58,857	$14.38	3.3 years	64,548	$14.38	4.3 years

Fair value of options granted	—	—		—	$—

:At June 30, 2023, stock options had no intrinsic value and there were no remaining options available for grant under the Stock Option Plan. There were no stock options exercised during the three and six months ended June 30, 2023 and 2022. At June 30, 2023 and 2022, respectively, all compensation cost and expense related to the Stock Option Plan has been recognized in prior periods.

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

The Board of Directors granted restricted stock awards under the EIP during the six months ended June 30, 2023 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

January 17, 2023	2,709	100% on January 17, 2024	$12.92	Non-employee directors
January 18, 2023	4,573	100% on January 18, 2024	$12.90	Non-employee directors
January 18, 2023	1,000	20% per year with first vesting date on January 18, 2024	$12.90	Employees

A summary of the status of unvested restricted stock awards under the EIP for the six months ended June 30, 2023 and 2022 is as follows:

	At June 30, 2023	Weighted Average Grant Price (per Share)	At June 30, 2022	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	43,866	$15.02	29,495	$15.24
Granted	8,282	12.91	27,132	14.97
Vested	(11,734)	15.39	—	—
Forfeited	(17,767)	14.91	(3,062)	15.07
Unvested shares outstanding at end of period	22,647	$14.14	53,565	$15.11

As of June 30, 2023, there were 109,620 shares of restricted stock that vested or were distributed to eligible participants under the EIP. Compensation expense related to unvested restricted stock awards under the EIP amounted to $31,000 and $74,000 for the three months ended June 30, 2023 and 2022, respectively. Compensation expense related to unvested restricted stock awards under the EIP amounted to $(18,000) and $116,000 for the six months ended June 30, 2023 and

2022, respectively. At June 30, 2023, $162,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 16.3 months.

A summary of the status of stock options under the EIP for the six months ended June 30, 2023 and 2022 is presented below:

	2023			2022
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	—	—		—	—
Outstanding at end of period	20,000	$14.38	3.3 years	20,000	$14.38	4.3 years

Options exercisable at end of period	20,000	$14.38	3.3 years	20,000	$14.38	4.3 years

Fair value of options granted	—	—		—	—

At June 30, 2023, stock options had no intrinsic value and there were no remaining options available for grant under the EIP. There were no stock options exercised during the three and six months ended June 30, 2023 and 2022. At June 30, 2023 and 2022, respectively, all compensation cost and expense related to the stock options granted under the EIP has been recognized in prior periods.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of June 30, 2023, the balance of the loan to the ESOP was $1.4 million and the fair value of unallocated shares was $1.1 million. As of June 30, 2023, there were 76,815 allocated shares and 103,154 unallocated shares compared to 80,403 allocated shares and 111,089 unallocated shares at June 30, 2022. The ESOP compensation expense was $22,000 for the three months ended June 30, 2023 and $28,000 for the three months ended June 30, 2022 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $44,000 for the six months ended June 30, 2023 and $58,000 for the six months ended June 30, 2022 based on 3,968 shares earned in each of those six month periods.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2023 and December 31, 2022 and have not been re-evaluated or updated for purposes of these unaudited consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s consolidated statements of financial condition contain investment securities and derivative instruments that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2023 and December 31, 2022 were as follows:

	Fair Value Measurements at June 30, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities
U.S. government agencies	$1,841	$—	$1,841	$—
Municipal bonds	36,692	—	36,692	—
Mortgage-backed securities:
Collateralized mortgage obligations-private label	10	—	10	—
Collateralized mortgage obligations-government sponsored entities	11,097	—	11,097	—
Government National Mortgage Association	57	—	57	—
Federal National Mortgage Association	10,563	—	10,563	—
Federal Home Loan Mortgage Corporation	5,011	—	5,011	—
Asset-backed securities:
Private label	93	—	93	—
Government sponsored entities	3	—	3	—
Total Debt Securities	$65,367	$—	$65,367	$—
Equity securities	10	10	—	—
Total Securities	$65,377	$10	$65,367	$—

	Fair Value Measurements at December 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities
U.S. government agencies	$1,833	$—	$1,833	$—
Municipal bonds	42,414	—	42,414	—
Mortgage-backed securities:
Collateralized mortgage obligations-private label	11	—	11	—
Collateralized mortgage obligations-government sponsored entities	12,155	—	12,155	—
Government National Mortgage Association	59	—	59	—
Federal National Mortgage Association	11,246	—	11,246	—
Federal Home Loan Mortgage Corporation	5,221	—	5,221	—
Asset-backed securities:
Private label	96	—	96	—
Government sponsored entities	4	—	4	—
Total Debt Securities	$73,039	$—	$73,039	$—
Equity securities	8	8	—	—
Total Securities	$73,047	$8	$73,039	$—
Interest Rate Swap(1)	$273	$—	$273	$—

(1)
Included in Other Assets on the consolidated statements of financial condition.

Level 2 inputs for assets or liabilities measured at fair value on a recurring basis might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment projections, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means. The following is a description of valuation methodologies used for financial assets recorded at fair value on a recurring basis:

•
Investment securities - the fair values are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment projections, credit information, and the security’ terms and conditions, among other things. Level 2 securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers.
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

Collateral-Dependent Loans. Loans for which repayment is substantially expected to be provided through the operations or sale of collateral are considered collateral dependent, and are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, based on either a recent appraisal or discounted cash flows based on current market conditions. Accordingly, collateral dependent loans are classified within Level 3 of the fair value hierarchy. As of June 30, 2023 and December 31, 2022, the Company did not record any non-recurring adjustments on collateral dependent loans.

Foreclosed Real Estate and Repossessed Assets. Foreclosed real estate and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of foreclosed real estate is calculated using independent appraisals, less estimated selling costs. Certain repossessed assets may require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, foreclosed real estate and repossessed assets are classified within Level 3 of the fair value hierarchy. Foreclosed real estate was $139,000 and $95,000 at June 30, 2023 and December 31, 2022, respectively and was included as a component of other assets on the consolidated statements of financial condition. No non-recurring adjustments were made to foreclosed real estate at June 30, 2023 or December 31, 2022.

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

For assets subject to measurement at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2023 and December 31, 2022 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At June 30, 2023
Collateral-dependent loans	$160	$—	$—	$160
Foreclosed real estate	139	—	—	139
Mortgage servicing rights	202	—	—	202

At December 31, 2022
Mortgage servicing rights	209	—	—	209

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At June 30, 2023
Collateral-dependent loans	$160	Appraisal of collateral (1)	Direct Disposal Costs (3)	8.00%	8.00%
Foreclosed real estate	139	Appraisal of collateral (1)	Direct Disposal Costs (3)	7.00% - 8.00%	7.33%
Mortgage servicing rights	202	Discounted Cash Flow Model (2)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.14%	0.14%
			Estimated Life of Loans	4.6 years	4.6 years

At December 31, 2022
Mortgage servicing rights	209	Discounted Cash Flow Model (2)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.15%	0.15%
			Estimated Life of Loans	5.0 years	5.0 years

(1)
Fair value is generally determined through independent third-party appraisals of the underlying collateral or by a purchase offer for the related property, which generally includes various Level 3 inputs which are not observable.
(2)
The fair value is based on a discounted cash flow model. The model's key assumptions are the estimated life of loans sold with servicing retained and the estimated cost to service the loans.
(3)
The fair value basis may be adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at June 30, 2023
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$35,582	$35,582	$35,582	$—	$—
Securities	65,377	65,377	10	65,367	—
Federal Home Loan Bank stock	2,347	2,347	—	2,347	—
Loans receivable, net	569,503	527,330	—	—	527,330
Accrued interest receivable	2,724	2,724	—	2,724	—
Bank-owned life insurance	23,432	23,432	—	23,432	—
Mortgage servicing rights	202	202	—	—	202
Financial liabilities:
Deposits	581,965	583,954	—	583,954	—
Long-term debt	36,450	35,191	—	35,191	—
Accrued interest payable	435	435	—	435	—

	Fair Value Measurements at December 31, 2022
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$9,633	$9,633	$9,633	$—	$—
Securities	73,047	73,047	8	73,039	—
Federal Home Loan Bank stock	2,330	2,330	—	2,330	—
Loans receivable, net	573,537	546,278	—	—	546,278
Accrued interest receivable	2,796	2,796		2,796
Interest rate swap	273	273	—	273	—
Mortgage servicing rights	209	209	—	—	209
Financial liabilities:
Deposits	570,119	571,521	—	571,521	—
Short-term borrowings	12,596	12,596	—	12,596	—
Long-term debt	24,950	23,946	—	23,946	—
Accrued interest payable	66	66	—	66	—

Note 9 – Treasury Stock

During the three and six months ended June 30, 2023, the Company did not repurchase any shares of common stock under the existing stock repurchase program. As of June 30, 2023, there were 30,626 shares remaining to be repurchased under the existing stock repurchase program. During the six months ended June 30, 2023, the Company transferred 8,282 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the six months ended June 30, 2023, there were 17,767 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to forfeitures. The Company repurchased 4,764 shares upon vesting of shares under the 2012 Equity Incentive Plan for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $11.63 per share, during the six months ended June 30, 2023.

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

Note 10 – Other Comprehensive Income (Loss)

In addition to presenting the consolidated statements of comprehensive income (loss) herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Three Months Ended June 30, 2023			For The Three Months Ended June 30, 2022
	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit		Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(1,045)	$219	$(826)	$(4,347)	$913		$(3,434)
Less: reclassification adjustment related to:
Loss on sale of securities included in net income	49	(10)	39	—	—	—	—
Recovery on previously impaired investment securities included in net income	(3)	—	(3)	(4)	1		(3)
Total Other Comprehensive Loss	$(999)	$209	$(790)	$(4,351)	$914		$(3,437)

	For the Six Months Ended June 30, 2023				For The Six Months Ended June 30, 2022
	Pre-Tax Amount		Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit		Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Net unrealized gains (losses) arising during the period	$542		$(114)	$428	$(12,105)	$2,542		$(9,563)
Less: reclassification adjustment related to:
Loss on sale of securities included in net income	49		(10)	39	—	—	—	—
Recovery on previously impaired investment securities included in net income	(5)		1	(4)	(10)	2		(8)
Total Other Comprehensive Income	$586	$	$(123)	$463	$(12,115)	$2,544		$(9,571)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the three months ended June 30,		on the Consolidated
Components	2023	2022	Statements of Income
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Loss on sale of securities included in net income	$49	$—	Loss on sale of securities available for sale
Recovery on previously impaired investment securities	(3)	(4)	Recovery on previously impaired investment securities
Provision for income tax expense	(10)	1	Income Tax Expense
Total reclassification for the period	$36	$(3)	Net Income

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the six months ended June 30,		on the Consolidated
Components	2023	2022	Statements of Income
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Loss on sale of securities included in net income	$49	$—	Loss on sale of securities available for sale
Recovery on previously impaired investment securities	(5)	(10)	Recovery on previously impaired investment securities
Provision for income tax expense	(9)	2	Provision for income tax expense
Total reclassification for the period	$35	$(8)	Net Income

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

Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, Part II, Item 1A of this Quarterly Report on Form 10-Q and the following:

•
compliance with the Consent Order and Individual Minimum Capital Requirement from the Office of the Comptroller of the Currency;
•
compliance with the Written Agreement with the Federal Reserve Bank of Philadelphia;
•
risks from data loss or other security breaches, including a breach of our operational or security systems, policies, or procedures, including cyber-attacks on us or on our third-party vendors or service providers;
•
recent events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
•
the strength of the United States economy in general and of the local economies in which we conduct operations;
•
the effect of change in monetary and fiscal policy, including changes in interest rate policies of the Board of Governors of the Federal Reserve System;
•
inflation, and market and monetary fluctuations;
•
climate change;
•
deterioration in the credit quality of our loan portfolio and/or the value of the collateral securing repayment of loans;
•
unanticipated changes in our liquidity position;
•
reduction in the value of our investment securities;
•
the cost and ability to attract and retain key employees;
•
regulatory or legal developments, tax policy changes;
•
our ability to implement and execute our business plan and strategy and expand our operations;
•
the ability of our customers to make loan payments;
•
the effect of competition on rates of deposit and loan growth and net interest margin;
•
our ability to continue to control costs and expenses;
•
any future FDIC insurance premium increases, or special assessment may adversely affect our earnings;
•
risks relating to the COVID-19 pandemic;
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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition, results of operations and other relevant statistical data. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2023 compared to the consolidated financial condition as of December 31, 2022 and the consolidated results of operations for the three and six months ended June 30, 2023 and 2022.

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

Recent Events

As previously reported on a Current Report on Form 8-K filed on June 28, 2023 with the SEC, Lake Shore, MHC and Lake Shore Bancorp, Inc. (collectively, the “Companies”), the parent savings and loan holding companies of Lake Shore Savings Bank, entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”), the Companies’ regulator. The Agreement provides, among other things, that the Companies take appropriate steps to fully utilize the Companies’ financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Consent Order (described below) and not, directly or indirectly, declare or pay dividends, increase or guarantee any debt. We expect that our non-interest expenses will continue at their increased levels as a result of the Agreement and the Order, which may adversely affect our financial performance.

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

Critical Accounting Estimates

Disclosure of the Company’s significant accounting estimates is included in the notes to the unaudited consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Some of these estimates require significant judgment, estimates and assumptions to be made by management, most particularly in connection with determining securities valuation, impairment of securities and income taxes. The Company adopted ASU 2016-13 - Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, ("CECL") for all financial assets measured at amortized cost using the modified retrospective method on January 1, 2023 and replaced the allowance for loan losses “incurred loss” model discussed in the Form 10-K for the year ended December 31, 2022 with the allowance for credit losses model. Refer to Notes 2 and 4 in the unaudited consolidated financial statements for additional information and accounting policies related to the CECL model.

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

Average Balances, Interest and Average Yields. The following tables set forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for credit losses but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $177,000 and $58,000 for the three months ended June 30, 2023 and 2022, respectively. The net amortization of deferred loan fees and costs were $315,000 and $147,000 for the six months ended June 30, 2023 and 2022, respectively. Interest income on securities does not include a tax equivalent adjustment for tax exempt securities.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2023			June 30, 2022
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$38,438	$489	5.09%	$19,420	$35	0.72%
Securities(1)	69,926	501	2.87%	83,206	527	2.53%
Loans, including fees	572,129	7,480	5.23%	542,027	5,869	4.33%
Total interest-earning assets	680,493	8,470	4.98%	644,653	6,431	3.99%
Other assets	45,622			48,985
Total assets	$726,115			$693,638

Interest-bearing liabilities
Demand & NOW accounts	$77,525	$19	0.10%	$89,053	$20	0.09%
Money market accounts	132,748	376	1.13%	176,359	94	0.21%
Savings accounts	71,307	12	0.07%	77,936	10	0.05%
Time deposits	213,224	1,508	2.83%	131,317	205	0.62%
Borrowed funds & other interest-bearing liabilities	39,676	341	3.44%	22,811	124	2.17%
Total interest-bearing liabilities	534,480	2,256	1.69%	497,476	453	0.36%
Other non-interest bearing liabilities	107,738			114,140
Stockholders' equity	83,897			82,022
Total liabilities & stockholders' equity	$726,115			$693,638
Net interest income		$6,214			$5,978
Interest rate spread			3.29%			3.63%
Net interest margin			3.65%			3.71%

(1)
The tax equivalent adjustment for bank qualified tax exempt municipal securities results in rates of 3.27% and 2.94% for the three months ended June 30, 2023 and 2022, respectively.
(2)
Annualized.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2023			June 30, 2022
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$29,558	$655	4.43%	$29,236	$50	0.34%
Securities(1)	72,935	1,039	2.85%	86,386	1,026	2.38%
Loans, including fees	572,501	14,727	5.14%	530,458	11,289	4.26%
Total interest-earning assets	674,994	16,421	4.87%	646,080	12,365	3.83%
Other assets	45,785			52,289
Total assets	$720,779			$698,369

Interest-bearing liabilities
Demand & NOW accounts	$78,851	$38	0.10%	$89,342	$39	0.09%
Money market accounts	138,316	686	0.99%	178,175	186	0.21%
Savings accounts	73,527	22	0.06%	76,251	20	0.05%
Time deposits	198,060	2,482	2.51%	132,925	431	0.65%
Borrowed funds & other interest-bearing liabilities	40,721	688	3.38%	22,688	243	2.14%
Total interest-bearing liabilities	529,475	3,916	1.48%	499,381	919	0.37%
Other non-interest bearing liabilities	108,053			114,373
Stockholders' equity	83,251			84,615
Total liabilities & stockholders' equity	$720,779			$698,369
Net interest income		$12,505			$11,446
Interest rate spread			3.39%			3.46%
Net interest margin			3.71%			3.54%
(1)
The tax equivalent adjustment for bank qualified tax exempt municipal securities results in rates of 3.27% and 2.76% for the six months ended June 30, 2023 and 2022, respectively.
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

	Three Months Ended June 30, 2023
	Compared to
	Three Months Ended June 30, 2022
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$390	$64	$454
Securities	64	(90)	(26)
Loans, including fees	1,271	340	1,611
Total interest-earning assets	1,725	314	2,039
Interest-bearing liabilities:
Demand & NOW accounts	2	(3)	(1)
Money market accounts	311	(29)	282
Savings accounts	3	(1)	2
Time deposits	1,107	196	1,303
Total deposits	1,423	163	1,586
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	104	113	217
Total interest-bearing liabilities	1,527	276	1,803
Total change in net interest income	$198	$38	$236

	Six Months Ended June 30, 2023
	Compared to
	Six Months Ended June 30, 2022
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$604	$1	$605
Securities	187	(174)	13
Loans, including fees	2,492	946	3,438
Total interest-earning assets	3,283	773	4,056
Interest-bearing liabilities:
Demand & NOW accounts	4	(5)	(1)
Money market accounts	550	(50)	500
Savings accounts	3	(1)	2
Time deposits	1,750	300	2,050
Total deposits	2,307	244	2,551
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	209	237	446
Total interest-bearing liabilities	2,516	481	2,997
Total change in net interest income	$767	$292	$1,059

As shown in the above tables, the increase in net interest income for three months ended June 30, 2023 was primarily impacted by an increase in the average yield on interest-earning assets when compared to the prior year period. Net interest margin decreased to 3.65% for the three months ended June 30, 2023 as compared to 3.71% for the same period of the prior year. The average yield on interest-earning assets for the three months ended June 30, 2023 increased by 99 basis points when compared to the prior year period primarily due to an increase in market interest rates and a $30.1 million, or 5.6%, increase in average loans during the three months ended June 30, 2023. The average interest rate paid on interest-bearing liabilities increased 133 basis points from 0.36% during the three months ended June 30, 2022 to 1.69% during three months ended June 30, 2023. The increase in the average interest rate paid on interest-bearing liabilities during three months ended June 30, 2023 was primarily due to a 221 basis points increase in the average interest rate paid on time deposits and a $81.9 million increase in the average balance of time deposits in comparison to the prior year period. The increase in average interest rate paid on time deposits and average time deposit balances was primarily due to an increase in customer demand for these types of deposit products due to the rising and competitive interest rate environment.

As shown in the above tables, the increase in net interest income for the six months ended June 30, 2023 was primarily due to an increase in the average yield of interest-earning assets when compared to the prior year period. Net interest margin increased to 3.71% for the six months ended June 30, 2023 as compared to 3.54% for the six months ended June 30, 2022. The average yield of interest-earning assets increased 104 basis points from 3.83% during the six months ended June 30, 2022 to 4.87% during the six months ended June 30, 2023. The increase in the average yield of interest-earning assets was primarily driven by an 88 basis points increase in the average yield of average loans and a $42.0 million increase in the average balance of loans. The increase in the average yield of interest-earning assets during the six months ended June 30, 2023 was partially offset by a $30.1 million increase in the average balance of interest-bearing liabilities in comparison to the prior year period. The increase in the average balance of interest-bearing deposits was primarily driven by an increase in the average balance of time deposit accounts. The average interest rate paid on interest-bearing liabilities for the six months ended June 30, 2023 increased by 111 basis points when compared to the prior year period primarily due to an increase in market interest rates during the first six months of 2023.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total assets at June 30, 2023 were $714.0 million, an increase of $14.1 million, or 2.0%, from $699.9 million at December 31, 2022. The increase in total assets was primarily due to a $25.9 million increase in cash and cash equivalents, partially offset by a decrease in securities of $7.7 million, or 10.5% and a decrease in loans receivable, net of $4.0 million, or 0.7%.

Cash and cash equivalents increased by $25.9 million, or 269.4%, from $9.6 million at December 31, 2022 to $35.6 million at June 30, 2023. The increase was primarily due to an increase in deposits and the sale of $6.0 million of securities during the six months ended June 30, 2023.

Securities decreased by $7.7 million, or 10.5%, from $73.0 million at December 31, 2022 to $65.3 million at June 30, 2023, primarily due to the sale of $6.0 million of securities and securities paydowns of $2.2 million, partially offset by a $0.6 million decrease in unrealized losses on the mark to market value of the available-for-sale securities.

Net loans receivable decreased during the six months ended June 30, 2023 as shown in the table below:

	At June 30,	At December 31,	Change
	2023	2022	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$174,940	$175,904	$(964)	(0.5)%
Home equity	50,750	53,057	(2,307)	(4.3)%
Commercial(2)	326,987	326,955	32	0.0%
Total real estate loans	552,677	555,916	(3,239)	(0.6)%
Other Loans:
Commercial	18,585	19,576	(991)	(5.1)%
Consumer	1,151	1,217	(66)	(5.4)%
Total gross loans	572,413	576,709	(4,296)	(0.7)%
Allowance for credit losses	(6,758)	(7,065)	307	(4.3)%
Net deferred loan costs	3,848	3,893	(45)	(1.2)%
Loans receivable, net	$569,503	$573,537	$(4,034)	(0.7)%

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

The loans receivable, net balance decreased $4.0 million, or 0.7%, from $573.5 million at December 31, 2022 to $569.5 million at June 30, 2023. The decrease was primarily due to decreases in home equity, commercial, and one- to four-family loans. During the six months ended June 30, 2023, we remained strategically focused on originating shorter duration, adjustable-rate loans to diversify our asset mix and to manage interest rate risk.

Asset Quality. The following table sets forth activity in our allowance for credit losses on loans and other ratios at or for the dates indicated:

	At or for the Six Months Ended June 30,
	2023	2022
	(Dollars in thousands)
Beginning balance, prior to adoption of ASC 326	$7,065	$6,118
Impact of adopting ASC 326	282	—
(Credit) provision for credit losses	(590)	500
Charge-offs:
Real estate loans:
Commercial	—	(4)
Other loans:
Consumer	(32)	(41)
Total charge-offs	(32)	(45)
Recoveries:
Real estate loans:
Residential, one- to four-family	—	17
Home equity	—	1
Commercial	—	154
Other loans:
Commercial	29	—
Consumer	4	2
Total recoveries	33	174
Net recoveries	1	129
Balance at end of period	$6,758	$6,747

Average loans outstanding	$572,501	$530,458
Allowance for credit losses as a percent of total net loans	1.19%	1.23%
Allowance for credit losses as a percent of non-performing loans	240.58%	239.17%

	For the Six Months Ended June 30,
	2023	2022
	(Dollars in thousands)
Ratio of net recoveries (charge-offs) to average loans outstanding by loan type, annualized:
Real estate loans:
Residential, one- to four-family	—%	0.02%
Home equity	—%	—%
Commercial	—%	0.11%
Construction – Commercial	—%	—%
Other loans:
Commercial	0.30%	—%
Consumer	(4.71)%	(5.99)%
Ratio of net recoveries to average loans outstanding	—%	0.05%

	At June 30,	At December 31,
	2023	2022
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$—	$1
Home equity	—	—
Commercial	—	—
Other loans:
Commercial	—	—
Consumer	—	—
Total	$—	$1
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family(1)	$2,388	$2,295
Home equity	410	602
Commercial(2)	—	—
Other loans:
Commercial	—	—
Consumer	11	34
Total non-accrual loans	2,809	2,931
Total non-performing loans	2,809	2,932
Foreclosed real estate	139	95
Total non-performing assets	$2,948	$3,027
Ratios:
Non-performing loans as a percent of total net loans:	0.49%	0.51%
Non-performing assets as a percent of total assets:	0.41%	0.43%

(1) Includes one- to four- family construction loans.

(2) Includes Commercial construction loans.

Total non-performing assets decreased by $79,000, or 2.6%, to $2.9 million at June 30, 2023 from $3.0 million at December 31, 2022, primarily due to a decrease in non-accrual loans.

Other assets decreased $200,000, or 2.8%, to $6.9 million at June 30, 2023 from $7.1 million at December 31, 2022 primarily due to the unwind of the Company's interest rate swaps in June 2023.

The table below shows changes in deposit balances by type of deposit account between June 30, 2023 and December 31, 2022:

	At June 30,	At December 31,	Change
	2023	2022	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$96,264	$105,678	$(9,414)	(8.9)%
Interest bearing	77,373	85,033	(7,660)	(9.0)%
Money market	124,589	149,250	(24,661)	(16.5)%
Savings	69,940	77,200	(7,260)	(9.4)%
Total core deposits	368,166	417,161	(48,995)	(11.7)%
Non-core Deposits
Time deposits	213,799	152,958	60,841	39.8%
Total deposits	$581,965	$570,119	$11,846	2.1%

The increase in total deposits was primarily due to a 39.8% increase in time deposits, partially offset by a decrease in core deposits. The increase in time deposits was primarily due to a $44.8 million increase in customer time deposits, and a $16.0 million increase in brokered time deposits. The increase in brokered time deposits was a result of management’s strategy to lock in liquidity during a rising interest rate environment, and increased competition for deposits in our market area. The increase in customer time deposits was primarily due to an increase in customer demand for these types of deposit products due to the rising and competitive interest rate environment. The Company’s strategic focus is centered on organic growth of deposits among its retail and commercial customers to reduce the reliance on wholesale funding and to strengthen customer relationships. At June 30, 2023 and December 31, 2022 the Company’s percentage of uninsured deposits to total deposits was 10.4% and 16.6%, respectively.

During the six months ended June 30, 2023, short term borrowings decreased by $12.6 million, as the Company transferred its borrowings into long-term debt with the Federal Home Loan Bank of New York (“FHLBNY”) to lock in interest rates and repaid $2.8 million of debt.

Stockholders’ equity at June 30, 2023 was $83.4 million, a $2.2 million increase, or 2.7%, as compared to $81.2 million at December 31, 2022. The increase in stockholders’ equity was primarily attributed to $2.5 million in net income earned during the first six months of 2023 and a $0.5 million unrealized mark-to-market gain on the available for sales securities portfolio recognized in other comprehensive income, partially offset by the initial entry of $0.7 million recorded to retained earnings upon the adoption of CECL.

Comparison of Results of Operations for the Three Months Ended June 30, 2023 and 2022

General. Net income was $0.8 million for the three months ended June 30, 2023, or $0.14 per diluted share, a decrease of $0.9 million, or 51.5%, compared to net income of $1.7 million, or $0.29 per diluted share, for the three months ended June 30, 2022. Net income for the three months ended June 30, 2023 reflected a $1.3 million increase in non-interest expense related to costs incurred to remediate regulatory matters, an increase in FDIC insurance premiums, and an increase in salaries and employee benefits, and a $1.8 million increase in interest expense. These were partially offset by a $2.0 million increase in interest income and a $0.2 million credit to the provision for credit losses, as compared to a $0.1 million provision in the prior year period.

Interest Income. Interest income increased by $2.0 million, or 31.7%, to $8.5 million for the three months ended June 30, 2023, when compared to the three months ended June 30, 2022. Loan interest income increased by $1.6 million, or 27.4%, to $7.5 million for the three months ended June 30, 2023, as compared to the prior year period primarily due to an increase in the average balance of the loan portfolio of $30.1 million, or 5.6%, from $542.0 million for the three months ended June 30, 2022, to $572.1 million for the three months ended June 30, 2023. The increase in the average balance of the loan portfolio was primarily driven by growth in commercial real estate loans. The average yield on loans was 5.23% for the three months ended June 30, 2023, as compared to 4.33% for the three months ended June 30, 2022, primarily due to the impact of higher interest rates on variable rate loans, new loan originations, and portfolio composition.

Investment securities interest income decreased $26,000, or 4.9%, to $501,000 for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to a $13.3 million decrease in the average balance of investment securities during the three months ended June 30, 2023 when compared to the same period of 2022, partially offset by a 33 basis points increase in the average yield of investment securities.

Interest Expense. Interest expense increased $1.8 million, or 398.0%, to $2.3 million for the three months ended June 30, 2023, compared to $453,000 for the three months ended June 30, 2022, primarily due to an increase in interest paid on deposits. Interest paid on deposits increased by $1.6 million, or 482.1%, to $1.9 million for the three months ended June 30, 2023, when compared to the three months ended June 30, 2022. The increase in interest expense on deposits was primarily due to a 127 basis points increase in the average interest rate paid on deposit accounts as the deposit mix shifted towards higher cost time deposits. The average balance of deposits increased by $20.1 million, or 4.2%, from $474.7 million for the three months ended June 30, 2022, to $494.8 million for the three months ended June 30, 2023 primarily due to an increase in time deposits. Interest expense on borrowings increased by $217,000, or 175.0%, for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022, primarily due to a $16.9 million increase in average borrowings outstanding, and a 126 basis points increase in the average rate paid on borrowings. The increase in borrowings was a result of management’s strategy to add liquidity to the balance sheet as a result of economic volatility, anticipated loan growth, and increased competition for deposits in the current rising interest rate environment.

Provision for Credit Losses. The provision for credit losses represents a charge or credit made to earnings to maintain a sufficient allowance for credit losses. The allowance for credit losses is management’s estimate of expected lifetime losses in the loan portfolio as of the balance sheet date and is measured using the vintage method. The allowance for credit losses also applies to off-balance sheet credit exposures, including loan commitments and standby letters of credit, as well as available-for-sale debt securities. Management considers past events, current conditions, and reasonable and supportable forecasts as the basis for the estimation of excepted credit losses.

The Company recorded a $187,000 credit to the allowance for credit losses on loans and unfunded commitments during the three months ended June 30, 2023, as compared to a $100,000 provision for loan losses during the three months ended June 30, 2022. The current period (credit) provision for credit losses was primarily due to a decrease in loan commitments during the three months ended June 30, 2023.

Non-Interest Income. Non-interest income decreased by $167,000, or 23.2%, to $553,000 for the three months ended June 30, 2023, as compared to $720,000 for the three months ended June 30, 2022. The decrease was primarily due to a $79,000 decrease in unrealized gains on the interest rate swaps due to the continued higher interest rate environment, a $52,000 decrease in service charges and fees, and a $49,000 loss on the sale of $6.0 million of available-for-sale securities during the three months ended June 30, 2023 to reposition the Bank's balance sheet.

Non-Interest Expense. Non-interest expense increased by $1.3 million, or 28.9%, to $5.9 million for the three months ended June 30, 2023, as compared to $4.6 million for the three months ended June 30, 2022. Professional services increased by $513,000, or 153.1%, primarily due to an increase in legal, auditing services, regulatory assessments, and consulting costs during the 2023 second quarter associated with remediation activities related to regulatory matters. FDIC Insurance expense increased by $389,000, or 827.7%, during the current quarter due to an increase in premium assessments. Salary and employee benefits expense increased $351,000, or 14.3%, during the second quarter of 2023 primarily due to the addition of staffing resources, annual salary increases, and an increase in employee benefits. Data processing costs increased $98,000, or 26.1%, primarily due to an increase in costs related to core system maintenance and enhancements to existing IT security protocols. Advertising expense increased $56,000, or 45.5%, during the second quarter of 2023 primarily due to an increase in marketing costs during the second quarter of 2023. The increases were partially offset by a decrease in occupancy and equipment costs and other costs of $85,000, or 9.8%.

Income Taxes Expense. Income tax expense was $237,000 for the three months ended June 30, 2023, a decrease of $100,000, or 29.7%, as compared to $337,000 for the three months ended June 30, 2022. The decrease in income tax expense was primarily due to a decrease in income before taxes, partially offset by an increase in the effective tax rate. The effective tax rate for the three months ended June 30, 2023 and 2022 was 22.5% and 16.7%, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2023 and 2022

General. Net income was $2.5 million for the six months ended June 30, 2023, or $0.43 per diluted share, a decrease of $245,000, or 8.9%, compared to net income of $2.7 million, or $0.47 per diluted share, for the six months ended June 30, 2022. Net income for the six months ended June 30, 2023 reflected a $3.0 million increase in interest expense, a $2.3 million increase in non-interest expenses and a $345,000 decrease in non-interest income, partially offset by a $4.1 million increase in interest income and a $0.8 million (credit) provision for credit losses, as compared to a $0.5 million provision in the prior year.

Interest Income. Interest income increased by $4.1 million, or 32.8%, to $16.4 million for the six months ended June 30, 2023, when compared to the six months ended June 30, 2022. Loan interest income increased by $3.4 million, or 30.5%, to $14.7 million for the six months ended June 30, 2023, as compared to the prior year period primarily due to an increase in the average balance of the loan portfolio of $42.0 million, or 7.9%, from $530.5 million for the six months ended June 30, 2022, to $572.5 million for the six months ended June 30, 2023. The increase in the average balance of the loan portfolio was primarily driven by growth in commercial real estate loans. The average yield on loans was 5.14% for the six months ended June 30, 2023, as compared to 4.26% for the six months ended June 30, 2022, primarily due to the impact of higher interest rates on variable rate loans and new loan originations.

Investment securities interest income increased $13,000, or 1.3%, to $1.0 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a 47 basis points increase in the average yield of investment securities. The average balance of securities decreased from $86.4 million for the six months ended June 30, 2022, to $72.9 million for the six months ended June 30, 2023.

Interest Expense. Interest expense increased $3.0 million, or 326.1%, to $3.9 million for the six months ended June 30, 2023, compared to $919,000 for the six months ended June 30, 2022, primarily due to an increase in interest paid on deposits. Interest paid on deposits increased by $2.6 million, or 377.4%, to $3.2 million for the six months ended June 30, 2023, when compared to the six months ended June 30, 2022. The increase in interest expense on deposits was primarily due to a 104 basis points increase in the average interest rate paid on deposit accounts as the deposit mix shifted towards higher cost time deposits. The average balance of deposits increased by $12.1 million, or 2.5%, from $476.7 million for the six months ended June 30, 2022, to $488.8 million for the six months ended June 30, 2023 primarily due to an increase in time deposits. Interest expense on borrowing for the six months ended June 30, 2023 increased by $445,000, or 183.1%, when compared to the six months ended June 30, 2022, primarily due to a $18.0 million increase in average borrowings outstanding, and a 124 basis points increase in the average rate paid on borrowings. The increase in borrowings was a result of management’s strategy to add liquidity to the balance sheet as a result of economic volatility, anticipated loan growth, and increased competition for deposits in the current rising interest rate environment.

Provision for Credit Losses. The provision for credit losses represents a charge or credit made to earnings to maintain a sufficient allowance for credit losses. The allowance for credit losses is management’s estimate of expected lifetime losses in the loan portfolio as of the balance sheet date and is measured using the vintage method. The allowance for credit losses also applies to off-balance sheet credit exposures, including loan commitments and standby letters of credit, as well as available-for-sale debt securities. Management considers past events, current conditions, and reasonable and supportable forecasts as the basis for the estimation of excepted credit losses. Management considers past events, current conditions, and reasonable and supportable forecasts as the basis for the estimation of excepted credit losses.

The Company recorded a $812,000 credit to the allowance for credit losses on loans and unfunded commitments during the six months ended June 30, 2023, as compared to a $500,000 provision for loan losses during the six months ended June 30, 2022. The current period (credit) provision for credit losses was primarily due to a change in the qualitative economic forecasting factor and a decrease in loan commitments during the first half of 2023.

Non-Interest Income. Non-interest income decreased by $345,000, or 23.8%, to $1.1 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily due to a $311,000 decrease in unrealized gains on the interest rate swaps due to the continued higher interest rate environment and a $49,000 loss on the sale of $6.0 million of securities during the six months ended June 30, 2023 to reposition the Bank's balance sheet.

Non-Interest Expense. Non-interest expense increased by $2.3 million, or 25.3%, to $11.4 million for the six months ended June 30, 2023, as compared to $9.1 million for the six months ended June 30, 2022. Professional services increased by $1.1 million, or 167.8%, primarily due to an increase in legal, auditing services, regulatory assessments, and consulting costs during the first six months of 2023 associated with remediation activities related to regulatory matters. Salary and employee benefits expense increased $723,000, or 14.9%, during the first six months of 2023 primarily due to the addition of staffing resources, annual salary increases, and an increase in employee benefits. FDIC Insurance expense increased by $439,000, or 477.2%, during the first six months of 2023 due to an increase in premium assessments. Data processing costs increased $161,000, or 23.3%, during the first six months of 2023 primarily due to an increase in costs related to core system maintenance and enhancements to existing IT security protocols. Advertising expense increased $98,000, or 37.8%, primarily due to an increase in marketing costs during the first six months of 2023. The increases were partially offset by a decrease in occupancy and equipment costs and other costs of $192,000, or 7.8%, primarily due to a one-time, insurance-related expense being recorded in the first six months of 2022.

Income Taxes Expense. Income tax expense was $506,000 for the six months ended June 30, 2023, a decrease of $38,000, or 7.0%, as compared to $544,000 for the six months ended June 30, 2022. The decrease in income tax expense was primarily due to a decrease in income before taxes, partially offset by an increase in the effective tax rate. The effective tax rate for the six months ended June 30, 2023 and 2022 was 16.8% and 16.5%, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions, and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of June 30, 2023, the maximum amount that we can borrow from the FHLBNY, based on the market value of certain fixed-rate residential, one- to four-family loans pledged to FHLBNY, was $111.4 million. At June 30, 2023, we had outstanding advances under this agreement of $36.5 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities and allows us to borrow up to the value of the securities pledged, which was equal to a book value of $1.7 million and a fair value of $1.2 million as of June 30, 2023. There were no balances outstanding with the Federal Reserve Bank at June 30, 2023. We have also established lines of credits with correspondent banks for $27.0 million, of which $25.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of June 30, 2023.

As a result of the Order previously disclosed herein, the Company’s ability to access available sources of funds from the FHLB has been curtailed to short-term advances (i.e., 30 days or less) and the residential loans pledged as collateral for these borrowings are subject to reductions in value. The availability of lines of credit with one other correspondent bank was terminated, while the availability of lines of credit with other correspondent banks may also be reduced or eliminated. The Bank is not eligible to access the new Bank Term Funding Program created by the Federal Reserve Board on March 12, 2023. The Bank is ineligible to participate in the program due to the Consent Order. Lastly, the unsecured line of credit for our Master Account at the Federal Reserve has been withdrawn at this time.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the six months ended June 30, 2023, we originated loans of approximately $39.0 million as compared to approximately $92.9 million of loans originated during the six months ended June 30, 2022. Loan principal repayments and other deductions exceeded originations during the six months ended June 30, 2023 by $3.7 million. The Company did not make any purchases of investment securities during the six months ended June 30, 2023 and purchases of investment securities totaled $6.1 million during the six months ended June 30, 2022. During the six months ended June 30, 2023, the Company sold investment securities amounting to $6.0 million. The Company did not sell any investment securities during the six months ended June 30, 2022.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $582.0 million at June 30, 2023, as compared to $570.1 million at December 31, 2022. Approximately $158.1 million of time deposit accounts are scheduled to mature within one year as of June 30, 2023. Based on our deposit retention experience, and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.0%. The Bank elected to be subject to this new definition when it became effective on January 1, 2020. As of June 30, 2023, the Bank’s Community Bank Leverage Ratio was 12.16%.

Pursuant to an Individual Minimum Capital Requirement, the Bank has been directed by the OCC to maintain a Tier 1 Leverage capital ratio of 10% and a Total Risk-Based capital ratio of 13%. In order to be considered “well-capitalized” by the OCC, a savings bank must maintain a Tier 1 Leverage capital ratio of 5% and a Total Risk-Based capital ratio of 10%. At June 30, 2023, the Bank’s Tier 1 Leverage capital ratio was 12.16% and its Total Risk-Based capital ratio was 17.23% and accordingly the Bank was in compliance with its Individual Minimum Capital Requirement and was considered well-capitalized.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 6 in the Notes to our unaudited consolidated financial statements for a summary of loan commitments outstanding as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represents a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The Companies have entered into an Agreement with the Federal Reserve Bank of Philadelphia. Failure to comply with the Agreement may result in further regulatory enforcement actions. We expect that our non-interest expense will increase as a result of remediation actions we will take in order to comply with the requirements of the Agreement which may adversely affect our financial performance.

Effective as of June 28, 2023, the Companies entered into an Agreement with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”). The Agreement provides, among other things, that the Companies and/or their Board of Directors:

•
take appropriate steps to fully utilize the Companies’ financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Consent Order entered into with the Office of the Comptroller of the Currency on February 9, 2023, and any other supervisory action taken by the Bank’s federal regulator;
•
not, directly or indirectly, declare or pay dividends, engage in share repurchases, or make any other capital distribution in respect of common shares, preferred shares, or other capital instruments, including, without limitation, any interest payments due on subordinated debentures, without the prior written approval of the Reserve Bank and the Director of Supervision and Regulation of the Board of Governors. All requests for prior approval must be received in writing at least 30 days prior to the earlier of the proposed declaration, payment, or distribution date, or required notice of deferral;
•
not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank. All requests for prior approval must be received at least 30 days prior to the proposed transaction date;
•
comply with the prior notice requirements to the Reserve Bank in accordance with applicable federal law and regulation prior to appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position;
•
comply with the restrictions on indemnification and severance payments under applicable federal law and regulation; and
•
within 45 days after the end of each calendar quarter following the date of the Agreement, submit to the Reserve Bank written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Agreement and the results thereof.

Management and the Companies’ Board of Directors are committed to promptly addressing the action items included in the Agreement. In the event we are in material non-compliance with the terms of the Agreement, the Reserve Bank has the authority to subject us to additional enforcement actions, such as civil money penalties and removal of directors and officers from their positions with the Companies. We expect that our non-interest expense will increase as a result of remediation actions we will take in order to comply with the requirements of the Agreement which may adversely affect our financial performance.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended June 30, 2023. The Company has suspended its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

April 1 through April 30, 2023	—	$—	—	30,626
May 1 through May 31, 2023	—	—	—	30,626
June 1 through June 30, 2023	—	—	—	30,626
Total	—	$—	—	30,626

(1)
On August 13, 2021, our Board of Directors (the “Company”) adopted a new stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 106,327 shares, or approximately 5% of its outstanding shares, excluding the shares held by Lake Shore, MHC. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase plan does not have an expiration date and superseded all of the prior stock repurchase programs.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

August 10, 2023	By:	/s/ Kim C. Liddell
Kim C. Liddell
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2023	By:	/s/ Taylor M. Gilden
Taylor M. Gilden
Chief Financial Officer
(Principal Financial and Accounting Officer)