Form 10-Q
period 2023-09-30
LAKE SHORE BANCORP, INC.
filed 2023-11-13
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,690,776 shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 9, 2023.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2023	2022
	(Unaudited)
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$4,562	$9,091
Interest earning deposits	41,437	542
Cash and Cash Equivalents	45,999	9,633
Securities	57,952	73,047
Federal Home Loan Bank stock, at cost	2,347	2,330
Loans receivable, net of allowance for credit losses 2023 $6,642; 2022 $7,065	564,848	573,537
Premises and equipment, net	8,043	8,286
Accrued interest receivable	2,889	2,796
Bank-owned life insurance	23,546	23,218
Other assets	7,939	7,067
Total Assets	$713,563	$699,914
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$484,287	$464,441
Non-interest bearing	99,871	105,678
Total Deposits	584,158	570,119
Short-term borrowings	—	12,596
Long-term debt	36,450	24,950
Advances from borrowers for taxes and insurance	2,219	3,308
Other liabilities	8,879	7,757
Total Liabilities	631,706	618,730
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,690,776 shares outstanding at September 30, 2023 and 6,836,514 shares issued and 5,705,225 shares outstanding at December 31, 2022	68	68
Additional paid-in capital	31,462	31,459
Treasury stock, at cost (1,145,738 shares at September 30, 2023 and 1,131,289 shares at December 31, 2022)	(13,717)	(13,571)
Unearned shares held by ESOP	(1,045)	(1,108)
Unearned shares held by compensation plans	(79)	(191)
Retained earnings	78,207	74,859
Accumulated other comprehensive loss	(13,039)	(10,332)
Total Stockholders' Equity	81,857	81,184
Total Liabilities and Stockholders' Equity	$713,563	$699,914

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$7,699	$6,311	$22,426	$17,600
Investment securities, taxable	223	210	687	610
Investment securities, tax-exempt	240	309	815	935
Other	559	88	1,214	138
Total Interest Income	8,721	6,918	25,142	19,283
Interest Expense
Deposits	2,104	419	5,332	1,095
Short-term borrowings	—	—	87	—
Long-term debt	309	141	884	354
Other	13	13	39	43
Total Interest Expense	2,426	573	6,342	1,492
Net Interest Income	6,295	6,345	18,800	17,791
(Credit) Provision for Credit Losses	(199)	—	(1,011)	500
Net Interest Income After (Credit) Provision for Credit Losses	6,494	6,345	19,811	17,291
Non-Interest Income
Service charges and fees	256	277	792	834
Debit card fees	212	214	632	639
Increase in cash surrender value of bank-owned life insurance	114	66	328	262
Unrealized gain (loss) on equity securities	3	2	5	(7)
Unrealized gain (loss) on interest rate swap	—	91	(58)	344
Recovery on previously impaired investment securities	1	2	6	12
Loss on sale of securities available for sale	(3)	—	(52)	—
Net loss on sale of loans	—	—	—	(18)
Other	22	16	59	54
Total Non-Interest Income	605	668	1,712	2,120
Non-Interest Expense
Salaries and employee benefits	2,773	2,504	8,363	7,371
Occupancy and equipment	715	738	2,212	2,273
Data processing	432	403	1,284	1,094
Professional services	389	562	2,087	1,196
Advertising	157	197	514	456
FDIC insurance	295	46	826	138
Postage and Supplies	59	54	189	168
Other	376	366	1,139	1,283
Total Non-Interest Expense	5,196	4,870	16,614	13,979
Income before Income Taxes	1,903	2,143	4,909	5,432
Income Tax Expense	332	372	838	916
Net Income	$1,571	$1,771	$4,071	$4,516
Basic and diluted earnings per common share	$0.27	$0.30	$0.69	$0.77
Dividends declared per share	$—	$0.18	$—	$0.50

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,
	2023	2022
	(Unaudited)
	(Dollars in thousands)
Net Income	$1,571	$1,771
Other Comprehensive (Loss), net of tax benefit:
Unrealized holding (losses) on securities available for sale, net of tax benefit	(3,171)	(3,954)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(2)	(1)
Net loss on sale of securities included in net income, net of tax benefit	3	—
Total Other Comprehensive Loss	(3,170)	(3,955)
Total Comprehensive Loss	$(1,599)	$(2,184)

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)
	(Dollars in thousands)
Net Income	$4,071	$4,516
Other Comprehensive (Loss), net of tax benefit:
Unrealized holding (losses) on securities available for sale, net of tax benefit	(2,744)	(13,517)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(5)	(9)
Net loss on sale of securities included in net income, net of tax benefit	42	—
Total Other Comprehensive Loss	(2,707)	(13,526)
Total Comprehensive Income (Loss)	$1,364	$(9,010)

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, June 30, and September 30, 2023 and 2022 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Income (Loss)	Total
	(Dollars in thousands, except share data)
Balance - January 1, 2022	$68	$31,350	$(13,660)	$(1,194)	$(157)	$70,591	$978	$87,976
Net income	—	—	—	—	—	1,061	—	1,061
Other comprehensive loss, net of tax benefit of $1,630	—	—	—	—	—	—	(6,134)	(6,134)
ESOP shares earned (1,984 shares)	—	8	—	22	—	—	—	30
Compensation plan shares granted (27,132 shares)	—	—	255	—	(255)	—	—	—
Compensation plan shares earned (2,749 shares)	—	16	—	—	26	—	—	42
Cash dividends declared ($0.16 per share)	—	—	—	—	—	(312)	—	(312)
Balance - March 31, 2022	68	31,374	(13,405)	(1,172)	(386)	71,340	(5,156)	82,663
Net income	—	—	—	—	—	1,684	—	1,684
Other comprehensive loss, net of tax benefit of $914	—	—	—	—	—	—	(3,437)	(3,437)
ESOP shares earned (1,984 shares)	—	7	—	21	—	—	—	28
Compensation plan shares forfeited (3,062 shares)	—	—	(29)	—	29	—	—	—
Compensation plan shares earned (4,942 shares)	—	29	—	—	45	—	—	74
Purchase of treasury stock, at cost (5,701 shares)	—	—	(85)	—	—	—	—	(85)
Cash dividends declared ($0.16 per share)	—	—	—	—	—	(313)	—	(313)
Balance - June 30, 2022	68	31,410	(13,519)	(1,151)	(312)	72,711	(8,593)	80,614
Net income	—	—	—	—	—	1,771	—	1,771
Other comprehensive loss, net of tax benefit of $1,051	—	—	—	—	—	—	(3,955)	(3,955)
ESOP shares earned (1,984 shares)	—	5	—	21	—		—	26
Compensation plan shares forfeited (3,192 shares)	—	—	(30)	—	30	—	—	—
Compensation plan shares earned (3,917 shares)	—	22	—	—	37	—	—	59
Cash dividends declared ($0.18 per share)	—	—	—	—	—	(353)	—	(353)
Balance - September 30, 2022	68	31,437	(13,549)	(1,130)	(245)	74,129	(12,548)	78,162

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands, except share data)
Balance - January 1, 2023	$68	$31,459	$(13,571)	$(1,108)	$(191)	$74,859	$(10,332)	$81,184
Cumulative change in accounting principle (Note 2)	—	—	—	—	—	(723)	—	(723)
Net Income	—	—	—	—	—	1,684	—	1,684
Other comprehensive income, net of tax expense of $333	—	—	—	—	—	—	1,253	1,253
ESOP shares earned (1,984 shares)	—	1	—	21	—	—	—	22
Compensation plan shares granted (8,282 shares)	—	—	78	—	(78)	—	—	—
Compensation plan shares earned, net of forfeitures (2,510 shares)	—	(21)	—	—	(28)	—	—	(49)
Compensation plan shares forfeited (15,385 shares)	—	—	(144)	—	144	—	—	—
Common stock repurchased on vesting for payroll taxes (4,764 shares)	—	—	(56)	—	—	—	—	(56)
Balance - March 31, 2023	68	31,439	(13,693)	(1,087)	(153)	75,820	(9,079)	83,315
Net Income	—	—	—	—	—	816	—	816
Other comprehensive loss, net of tax benefit of $209	—	—	—	—	—	—	(790)	(790)
ESOP shares earned (1,984 shares)	—	1	—	21	—	—	—	22
Compensation plan shares earned, net of forfeitures (2,328 shares)	—	9	—	—	22	—	—	31
Compensation plan shares forfeited (2,382 shares)	—	—	(22)	—	22	—	—	—
Balance - June 30, 2023	68	31,449	(13,715)	(1,066)	(109)	76,636	(9,869)	83,394
Net Income	—	—	—	—	—	1,571	—	1,571
Other comprehensive loss, net of tax benefit of $843	—	—	—	—	—	—	(3,170)	(3,170)
ESOP shares earned (1,984 shares)	—	1	—	21	—	—	—	22
Compensation plan shares earned, net of forfeitures (2,933 shares)	—	12	—	—	28	—	—	40
Compensation plan shares forfeited (200 shares)	—	—	(2)	—	2	—	—	—
Balance - September 30, 2023	$68	$31,462	$(13,717)	$(1,045)	$(79)	$78,207	$(13,039)	$81,857

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,071	$4,516
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	42	73
Net amortization of deferred loan costs	392	323
(Credit) provision for credit losses	(1,011)	500
Recovery on previously impaired investment securities	(6)	(12)
Unrealized (gain) loss on equity securities	(5)	7
Loss on sale of investment securities	52	—
Unrealized loss (gain) on interest rate swap	58	(344)
Originations of loans held for sale	—	(1,309)
Proceeds from sales of loans held for sale	—	1,291
Loss on sale of loans held for sale	—	18
Depreciation and amortization	607	652
Increase in cash surrender value of bank-owned life insurance	(328)	(262)
ESOP shares committed to be released	66	84
Stock based compensation expense	22	175
Increase in accrued interest receivable	(93)	(104)
(Increase) decrease in other assets	(380)	635
Impairment of foreclosed real estate	16	9
Increase in other liabilities	1,122	99
Net Cash Provided by Operating Activities	4,625	6,351
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Sales	8,478	—
Maturities, prepayments and calls	3,107	6,495
Purchases	—	(6,141)
Purchases of Federal Home Loan Bank Stock	(1,314)	(157)
Redemptions of Federal Home Loan Bank Stock	1,297	—
Loan principal collections and origination, net	8,525	(45,003)
Proceeds from sale of interest rate swaps	214	—
Proceeds from sale of foreclosed real estate	—	143
Additions to premises and equipment	(364)	(298)
Net Cash Provided by (Used in) Investing Activities	19,943	(44,961)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	14,039	(9,824)
Net decrease in advances from borrowers for taxes and insurance	(1,089)	(1,412)
Net decrease in short-term borrowings	(12,596)	—
Proceeds from issuance of long-term debt	15,250	5,000
Repayment of long-term debt	(3,750)	(2,000)
Purchase of treasury stock	(56)	(85)
Cash dividends paid	—	(978)
Net Cash Provided by (Used in) Financing Activities	11,798	(9,299)
Net Increase (Decrease) in Cash and Cash Equivalents	36,366	(47,909)
CASH AND CASH EQUIVALENTS - BEGINNING	9,633	67,585
CASH AND CASH EQUIVALENTS - ENDING	$45,999	$19,676
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$5,842	$1,492
Income taxes paid	$938	$650
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$60	$216

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

The interim unaudited consolidated financial statements included herein as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated statement of financial condition at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2023.

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2023 for items that should potentially be recognized or disclosed in the unaudited consolidated financial statements. The evaluation was conducted through the date these unaudited consolidated financial statements were issued.

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

Allowance for Credit Losses – Loans: The allowance for credit losses is a valuation account that is deducted from or added to the loans receivable amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance for credit losses when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries recorded in the allowance for credit loss account should not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance for credit losses balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as change in unemployment rates, property values or other relevant factors. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss.

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

Accrued interest on loans of $2.5 million at September 30, 2023 is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

The Company's determination as to the amount of expected credit losses are subject to review by bank regulators, which can require the establishment of additional expected credit losses. Although the allowance for credit losses is allocated by loan type, the allowance for credit losses is general in nature and is available to offset losses from any loan in the Company’s portfolio.

Allowance for Credit Losses – Off Balance Sheet Credit Exposure: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. Off-balance sheet credit exposure includes loan commitments in which the Company has extended terms and all parties have accepted. The Company’s commercial overdraft line of credit and consumer overdraft line of credit products are unconditionally cancellable by the Company and therefore, the Company does not record an allowance for credit losses on these loan types. The allowance for credit losses for off balance sheet credit exposure is derived through the use of the vintage model and a utilization rate concept, applied to those commitments which are not unconditionally cancellable. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss.

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

Accrued interest of $358,000 as of September 30, 2023 on available-for-sale debt securities is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

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

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,007	$—	$(234)	$1,773
Municipal bonds	42,086	—	(10,939)	31,147
Mortgage-backed securities:
Collateralized mortgage obligations-private label	10	—	(1)	9
Collateralized mortgage obligations-government sponsored entities	12,290	—	(1,787)	10,503
Government National Mortgage Association	58	—	(5)	53
Federal National Mortgage Association	12,125	—	(2,385)	9,740
Federal Home Loan Mortgage Corporation	5,865	—	(1,246)	4,619
Asset-backed securities-private label	—	92	—	92
Asset-backed securities-government sponsored entities	3	—	—	3
Total Debt Securities Available for Sale	$74,444	$92	$(16,597)	$57,939
Equity Securities	22	—	(9)	13
Total Securities	$74,466	$92	$(16,606)	$57,952

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,008	$—	$(175)	$1,833
Municipal bonds	50,734	16	(8,336)	42,414
Mortgage-backed securities:
Collateralized mortgage obligations-private label	12	—	(1)	11
Collateralized mortgage obligations-government sponsored entities	13,790	1	(1,636)	12,155
Government National Mortgage Association	61	—	(2)	59
Federal National Mortgage Association	13,232	1	(1,987)	11,246
Federal Home Loan Mortgage Corporation	6,277	—	(1,056)	5,221
Asset-backed securities-private label	—	96	—	96
Asset-backed securities-government sponsored entities	4	—	—	4
Total Debt Securities Available for Sale	$86,118	$114	$(13,193)	$73,039
Equity Securities	22	—	(14)	8
Total Securities	$86,140	$114	$(13,207)	$73,047

Debt Securities

All of the Company's collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At September 30, 2023, no securities were pledged as collateral to the Federal Reserve Bank ("FRB"), and at December 31, 2022, thirty-eight municipal bonds with a cost of $14.4 million and fair value of $12.2 million were pledged under a collateral agreement with the FRB of New York for liquidity borrowing. In addition, at September 30, 2023 and December 31, 2022, twenty-four and twenty-two municipal bonds with a cost of $6.9 million and $6.6 million and fair value of $4.8 million and $5.6 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values for which an allowance for credit losses has not been recorded for the periods indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
September 30, 2023
U.S. government agencies	$—	$—	$1,773	$(234)	$1,773	$(234)
Municipal bonds	2,162	(300)	28,784	(10,639)	30,946	(10,939)
Mortgage-backed securities	162	(8)	24,751	(5,416)	24,913	(5,424)
	$2,324	$(308)	$55,308	$(16,289)	$57,632	$(16,597)

December 31, 2022
U.S. government agencies	$1,833	$(175)	$—	$—	$1,833	$(175)
Municipal bonds	12,227	(1,114)	23,259	(7,222)	35,486	(8,336)
Mortgage-backed securities	6,981	(410)	21,561	(4,272)	28,542	(4,682)
	$21,041	$(1,699)	$44,820	$(11,494)	$65,861	$(13,193)

As of September 30, 2023, the Company determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributed to increases in market interest rates since these securities were purchased and other market conditions.

As of September 30, 2023, the Company’s investment portfolio included 18 securities in the “unrealized losses less than twelve months” category and 167 securities in the “unrealized losses twelve months or more” category.

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

During the nine months ended September 30, 2023, the Company sold 35 municipal bonds and 2 mortgage-backed securities resulting in gross realized losses of $52,000, with an amortized cost of $8.4 million. During the three months ended September 30, 2023, the Company sold 12 municipal bonds resulting in gross realized losses of $3,000, with an amortized cost of $2.5 million. During the three and nine months ended September 30, 2022, the Company did not sell any debt securities.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
September 30, 2023:
Less than one year	$230	$228
After one year through five years	2,616	2,398
After five years through ten years	9,353	7,836
After ten years	31,894	22,458
Mortgage-backed securities	30,348	24,924
Asset-backed securities	3	95
	$74,444	$57,939

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

Equity Securities

At September 30, 2023 and December 31, 2022, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended September 30, 2023 and 2022, the Company recognized an unrealized gain of $3,000 and $2,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. During the nine months ended September 30, 2023 and 2022, the Company recognized an unrealized gain of $5,000 and an unrealized loss of $7,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no sales of equity securities during the three and nine months ended September 30, 2023 and 2022.
Note 4 - Loans and Allowance for Credit Losses

Loans consisted of the following segments as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$172,974	$175,904
Home Equity	51,276	53,057
Commercial (2)	323,535	326,955
Total real estate loans	547,785	555,916
Other Loans:
Commercial	18,749	19,576
Consumer	1,113	1,217
Total gross loans	567,647	576,709
Net deferred loan costs	3,843	3,893
Allowance for credit losses on loans	(6,642)	(7,065)
Loans receivable, net	$564,848	$573,537

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

Real estate loans of approximately $57.4 million and $147.4 million were pledged as collateral for Federal Home Loan Bank (FHLB) advances as of September 30, 2023 and December 31, 2022, respectively.

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

The following table details the changes in the allowance for credit losses by loan segment for the three and nine months ended September 30, 2023.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2023
Allowance for Credit Loss: on Loans
Balance – July 1, 2023	$541	$257	$5,422	$520	$18	$—	$6,758
Charge-offs	—	—	—	—	(16)	—	(16)
Recoveries	—	—	35	—	2	—	37
(Credit) provision	(6)	(47)	(122)	25	13	—	(137)
Balance – September 30, 2023	$535	$210	$5,335	$545	$17	$—	$6,642

Balance - January 1, 2023	$411	$217	$5,746	$509	$47	$135	$7,065
Impact of adopting ASC 326	201	114	55	72	(25)	(135)	282
Charge-offs	—	—	—	—	(47)	—	(47)
Recoveries	—	—	35	29	7	—	71
(Credit) provision	(77)	(121)	(501)	(65)	35	—	(729)
Balance – September 30, 2023	$535	$210	$5,335	$545	$17	$—	$6,642
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$535	$210	$5,335	$545	$17	$—	$6,642

Gross Loans Receivable(3):
Ending balance	$172,974	$51,276	$323,535	$18,749	$1,113	$—	$567,647
Ending balance: individually evaluated for impairment	$142	$—	$1,242	$—	$—	$—	$1,384
Ending balance: collectively evaluated for impairment	$172,832	$51,276	$322,293	$18,749	$1,113	$—	$566,263

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans of $23.9 million.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(6,642) or deferred loan costs of $3,843.

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses using the incurred loss methodology. The following tables summarize the activity in the allowance for loan losses for the three and nine months ended September 30, 2022 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of September 30, 2022 and December 31, 2022:

	Real Estate Loans				Other Loans
	One- to Four-Family(2)	Home Equity	Commercial	Construction - Commercial	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2022
Allowance for Loan Losses:
Balance – July 1, 2022	$449	$330	$4,908	$373	$479	$24	$184	$6,747
Charge-offs	—	—	-	—	—	(17)	—	(17)
Recoveries	-	—	115	—	—	4	—	119
Provision (credit)	17	(62)	35	10	(1)	23	(22)	-
Balance – September 30, 2022	$466	$268	$5,058	$383	$478	$34	$162	$6,849

Balance – January 1, 2022	$383	$211	$4,377	$360	$531	$32	$224	$6,118
Charge-offs	—	—	(4)	—	—	(58)	—	(62)
Recoveries	17	1	269	—	—	6	—	293
Provision (credit)	66	56	416	23	(53)	54	(62)	500
Balance – September 30, 2022	$466	$268	$5,058	$383	$478	$34	$162	$6,849
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$466	$268	$5,058	$383	$478	$34	$162	$6,849

Gross Loans Receivable(1):
Ending balance	$171,570	$50,633	$295,582	$23,241	$21,950	$1,171	$—	$564,147
Ending balance: individually evaluated for impairment	$216	$14	$—	$—	$—	$—	$—	$230
Ending balance: collectively evaluated for impairment	$171,354	$50,619	$295,582	$23,241	$21,950	$1,171	$—	$563,917

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

Unfunded Loan Commitments

The Company’s allowance for credit losses on unfunded loan commitments is recognized as a liability and included within other liabilities on the unaudited consolidated statement of financial condition, with adjustments to the reserve recognized in (credit) provision for credit losses on the unaudited consolidated statements of income. The Company did not record an allowance on unfunded loan commitments prior to January 1, 2023. The Company’s activity in the allowance for credit losses on unfunded loan commitments for the three and nine months ended September 30, 2023 was as follows:

For the Three and Nine Months Ended September 30, 2023
(Dollars in thousands)
Balance at December 31, 2022	$—
Impact of CECL Adoption	633
Balance at March 31, 2023	633
Provision for Credit Losses	(220)
Balance at June 30, 2023	413
Provision for Credit Losses	(62)
Balance at September 30, 2023	$351

Non-accrual Loans and Delinquency Status

The following table presents the amortized cost basis of loans on non-accrual status, loans on non-accrual status with no allowance for credit losses recorded and loans past due 90 days or more and still accruing by loan segment as of the periods indicated.

	Total Non-accrual		Non-accrual with no Allowance for Credit Losses		90 Days or More Past Due and Accruing
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022	2023	2022
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$2,004	$2,295	$2,004	$2,295	$—	$1
Home Equity	319	602	319	602	—	—
Commercial Real Estate (2)	1,226	—	1,226	—	—	—
Other Loans:
Commercial	—	—	—	—	—	—
Consumer	8	34	8	34	—	—
Total loans	$3,557	$2,931	$3,557	$2,931	$—	$1

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

There was no interest income recognized on non-accrual loans during the three and nine months ended September 30, 2023 and there was $4,000 of interest income recognized during the three and nine months ended September 30, 2022, respectively. The accrual of interest on loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on non-accrual loans are applied to reduce the principal balance.

The following tables provide an analysis of past due loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
September 30, 2023:
Real Estate Loans:
Residential, one- to four-family(1)	$1,103	$123	$538	$1,764	$171,210	$172,974
Home equity	45	68	107	220	51,056	51,276
Commercial(2)	203	1,039	—	1,242	322,293	323,535
Other Loans:
Commercial	117	—	—	117	18,632	18,749
Consumer	—	2	5	7	1,106	1,113
Total	$1,468	$1,232	$650	$3,350	$564,297	$567,647

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
December 31, 2022:
Real Estate Loans:
Residential, one- to four-family(1)	$1,173	$380	$1,649	$3,202	$172,702	$175,904
Home equity	137	287	468	892	52,165	53,057
Commercial(2)	—	—	—	—	326,955	326,955
Other Loans:
Commercial	—	—	—	—	19,576	19,576
Consumer	15	—	17	32	1,185	1,217
Total	$1,325	$667	$2,134	$4,126	$572,583	$576,709

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial real estate construction loans.

Collateral-Dependent Loans

Collateral-dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is measured on an individual loan basis based on the difference between the fair value of the loan’s collateral, which is adjusted for liquidation costs, and the amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance for credit losses is required. Refer to Note 8 - Fair Value of Financial Instruments for additional information.

The following table presents an analysis of the amortized cost of collateral-dependent loans of the Company as of September 30, 2023 by collateral type and loan segment:

	Residential	Business		Commercial		Total
	Properties	Assets	Land	Property	Other	Loans
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$145	$—	$—	$—	$—	$145
Home Equity	—	—	—	—	—	—
Commercial	200	—	1,026	—	—	1,226
Total	$345	$—	$1,026	$—	$—	$1,371

There was no allowance recorded on the above noted collateral-dependent loans as of September 30, 2023.

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

The following is a summary of information pertaining to impaired loans at or for the periods indicated:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

	At December 31, 2022
	(Dollars in thousands)
With no related allowance recorded:
Residential, one- to four-family	$153	$153	$—
Home equity	14	14	—
Commercial real estate(1)	—	—	—
Total impaired loans with no related allowance	167	167	—

	Average	Interest
	Recorded	Income
	Investment	Recognized
	For the Nine Months Ended September 30, 2022
With no related allowance recorded:
Residential, one- to four-family	$252	$9
Home equity	22	—
Commercial real estate(2)	3,262	—
Total impaired loans	$3,536	$9

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

The following table presents loans by credit quality indicator by origination year at September 30, 2023:

	YTD 2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(Dollars in thousands)
Residential, one-to four-family(1):
Pass	$9,050	$36,486	$30,209	$18,234	$10,245	$66,389	$—	$170,613
Substandard	—	266	40	94	275	1,686	—	2,361
Doubtful	—	—	—	—	—	—	—	—
Total	$9,050	$36,752	$30,249	$18,328	$10,520	$68,075	$—	$172,974
Current period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Home Equity:
Pass	$3,492	$3,212	$109	$50	$301	$532	$43,174	$50,870
Substandard	—	—	—	—	—	—	406	406
Doubtful	—	—	—	—	—	—	—	—
Total	$3,492	$3,212	$109	$50	$301	$532	$43,580	$51,276
Current period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate(2):
Pass	$13,995	$85,751	$54,080	$42,579	$39,196	$75,789	$—	$311,390
Special mention	—	—	—	989	689	—	—	1,678
Substandard	—	—	—	1,242	5,439	3,786	—	10,467
Doubtful	—	—	—	—	—	—	—	—
Total	$13,995	$85,751	$54,080	$44,810	$45,324	$79,575	$—	$323,535
Current period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans:
Pass	$1,223	$2,571	$800	$665	$1,965	$7,108	$—	$14,332
Special mention	—	—	287	—	790	—	—	1,077
Substandard	—	—	—	—	3,015	325	—	3,340
Doubtful	—	—	—	—	—	—	—	—
Total	$1,223	$2,571	$1,087	$665	$5,770	$7,433	$—	$18,749
Current period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans:
Pass	$218	$280	$89	$152	$3	$133	$205	$1,080
Substandard	—	—	3	1	—	—	29	33
Doubtful	—	—	—	—	—	—	—	—
Total	$218	$280	$92	$153	$3	$133	$234	$1,113
Current period gross chargeoffs	$—	$8	$3	$3	$—	$—	$33	$47

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
(2)
Includes commercial construction loans.

Modifications with Borrowers Experiencing Financial Difficulty:

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

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses, a change to the allowance for credit losses is generally not recorded upon modification.

In some cases, the Company provides multiple types of modifications on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification may be granted, such as principal forgiveness.

The following table presents the amortized cost basis of loans at September 30, 2023 that were experiencing financial difficulty and were modified during the three and nine months ended September 30, 2023, by loan class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivables is also presented.

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Add Co-Borrower/ Guarantor	Combination Term Extension and Add Co-Borrower	Percentage of Total Class of Financing Receivable
	(Dollars in thousands)

Real Estate Loans
Commercial real estate	$—	$—	$—	$—	$4,935	$—	1.53%
Other loans
Commercial	—	—	—	—	—	1,114	5.94%
Total	$—	$—	$—	$—	$4,935	$1,114

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension and Added Co-Borrower
Loan Type	Financial Effect

Commercial Real Estate	Added a co-borrower with financial ability to strengthen the credit risk related to this particular loans. No other modification was made to this loan that had a financial effect on the borrower(s).
Other - Commercial

Added a weighted-average of 5 years to the life of the loans, which reduced the monthly payment amount for the borrowers. Added a co-borrower with financial ability to strengthen the credit risk related to these particular loans.

There were no modified loans past due or on non-accrual as of September 30, 2023.

There were no modified loans made during the three and nine months ended September 30, 2023 that subsequently defaulted.

The Company has not committed to lending additional amounts to the borrowers included in the previous tables.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for credit losses. Foreclosed real estate was $100,000 and $95,000 at September 30, 2023 and December 31, 2022, respectively, and was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $0.2 million at September 30, 2023 and $1.8 million at December 31, 2022.
Note 5 – Earnings per Share

Earnings per share was calculated for the three and nine months ended September 30, 2023 and 2022. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended September 30,
	2023	2022
Numerator – net income	$1,571,000	$1,771,000
Denominator:
Basic weighted average shares outstanding	5,846,333	5,889,615
Increase in weighted average shares outstanding due to:
Stock options(1)	—	—
Diluted weighted average shares outstanding(1)	5,846,333	5,889,615

Earnings per share:
Basic	$0.27	$0.30
Diluted	$0.27	$0.30

	Nine Months Ended September 30,
	2023	2022
Numerator – net income	$4,071,000	$4,516,000
Denominator:
Basic weighted average shares outstanding	5,858,054	5,875,155
Increase in weighted average shares outstanding due to:
Stock options(1)	—	483
Diluted weighted average shares outstanding(1)	5,858,054	5,875,638

Earnings per share:
Basic	$0.69	$0.77
Diluted	$0.69	$0.77

(1)
Stock options to purchase 58,857 shares under the Company’s 2006 Stock Option Plan and 13,101 shares under the EIP at $14.38 were outstanding during the three and nine months ended September 30, 2023 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 6 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. There was a $351,000 and $0 allowance for credit losses on these commitments at September 30, 2023 and December 31, 2022, respectively. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	September 30,	December 31,
	2023	2022
	(Dollars in thousands)

Commitments to grant loans	$13,873	$26,334
Unfunded commitments to fund loans and lines of credit	77,581	74,848
Commercial and Standby letters of credit	762	—

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

Note 7 – Stock-based Compensation

As of September 30, 2023, the Company had three active stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $62,000 and $85,000 for the three months ended September 30, 2023 and 2022, respectively. The compensation cost that has been recorded for the nine months ended September 30, 2023 and 2022 was $88,000 and $259,000, respectively.

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

A summary of the status of the Stock Option Plan during the nine months ended September 30, 2023 and 2022 is presented below:

	2023			2022
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	58,857	$14.38		64,548	$14.38
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	—	—		—	—
Outstanding at end of period	58,857	$14.38	3.0 years	64,548	$14.38	4.0 years

Options exercisable at end of period	58,857	$14.38	3.0 years	64,548	$14.38	4.0 years

Fair value of options granted	—	—		—	$—

:At September 30, 2023, stock options had no intrinsic value and there were no remaining options available for grant under the Stock Option Plan. At September 30, 2023 and 2022, respectively, all compensation cost and expense related to the Stock Option Plan has been recognized in prior periods.

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

The Board of Directors granted restricted stock awards under the EIP during the nine months ended September 30, 2023 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

January 17, 2023	2,709	100% on January 17, 2024	$12.92	Non-employee directors
January 18, 2023	4,573	100% on January 18, 2024	$12.90	Non-employee directors
January 18, 2023	1,000	20% per year with first vesting date on January 18, 2024	$12.90	Employees

A summary of the status of unvested restricted stock awards under the EIP for the nine months ended September 30, 2023 and 2022 is as follows:

	At September 30, 2023	Weighted Average Grant Price (per Share)	At September 30, 2022	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	43,866	$15.02	29,495	$15.24
Granted	8,282	12.91	27,132	14.97
Vested	(11,734)	15.39	—	—
Forfeited	(17,967)	14.91	(6,254)	15.12
Unvested shares outstanding at end of period	22,447	$14.13	50,373	$15.11

As of September 30, 2023, there were 109,620 shares of restricted stock that vested or were distributed to eligible participants under the EIP and 47,933 remaining shares available for grant. Compensation expense related to unvested restricted stock awards under the EIP amounted to $40,000 and $59,000 for the three months ended September 30, 2023 and 2022, respectively. Compensation expense related to unvested restricted stock awards under the EIP amounted to $22,000 and $175,000 for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, $119,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 13.2 months.

A summary of the status of stock options under the EIP for the nine months ended September 30, 2023 and 2022 is presented below:

	2023			2022
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	20,000	$14.38		20,000	$14.38
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	—	—		—	—
Expired	(6,899)	$14.38
Outstanding at end of period	13,101		3.0 years	20,000	$14.38	4.0 years

Options exercisable at end of period	13,101	$14.38	3.0 years	20,000	$14.38	4.0 years

Fair value of options granted	—	—		—	—

At September 30, 2023, stock options had no intrinsic value and there were 6,899 remaining options available for grant under the EIP. At September 30, 2023 and 2022, all compensation cost and expense related to the stock options granted under the EIP has been recognized in prior periods.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of September 30, 2023, the balance of the loan to the ESOP was $1.4 million and the fair value of unallocated shares was $1.0 million. As of September 30, 2023, there were 76,815 allocated shares and 103,154 unallocated shares compared to 77,475 allocated shares and 111,089 unallocated shares at September 30, 2022. The ESOP compensation expense was $22,000 for the three months ended September 30, 2023 and $26,000 for the three months ended September 30, 2022 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $66,000 for the nine months ended September 30, 2023 and $84,000 for the nine months ended September 30, 2022 based on 5,952 shares earned in each of those nine month periods.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of September 30, 2023 and December 31, 2022 and have not been re-evaluated or updated for purposes of these unaudited consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s consolidated statements of financial condition contain investment securities and derivative instruments that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2023 and December 31, 2022 were as follows:

	Fair Value Measurements at September 30, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities
U.S. government agencies	$1,773	$—	$1,773	$—
Municipal bonds	31,147	—	31,147	—
Mortgage-backed securities:
Collateralized mortgage obligations-private label	9	—	9	—
Collateralized mortgage obligations-government sponsored entities	10,503	—	10,503	—
Government National Mortgage Association	53	—	53	—
Federal National Mortgage Association	9,740	—	9,740	—
Federal Home Loan Mortgage Corporation	4,619	—	4,619	—
Asset-backed securities:
Private label	92	—	92	—
Government sponsored entities	3	—	3	—
Total Debt Securities	$57,939	$—	$57,939	$—
Equity securities	13	13	—	—
Total Securities	$57,952	$13	$57,939	$—

	Fair Value Measurements at December 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

Collateral-Dependent Loans. Loans for which repayment is substantially expected to be provided through the operations or sale of collateral are considered collateral dependent. They are held at the lower of cost or fair value, and are considered to be measured at fair value when recorded below cost. Collateral-dependent loans are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, based on either a recent appraisal or discounted cash flows based on current market conditions. Accordingly, collateral dependent loans are classified within Level 3 of the fair value hierarchy. As of September 30, 2023 and December 31, 2022, the Company did not record any non-recurring adjustments on collateral dependent loans.

Foreclosed Real Estate and Repossessed Assets. Foreclosed real estate and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of foreclosed real estate is calculated using independent appraisals, less estimated selling costs. Certain repossessed assets may require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, foreclosed real estate and repossessed assets are classified within Level 3 of the fair value hierarchy. Foreclosed real estate was $100,000 and $95,000 at September 30, 2023 and December 31, 2022, respectively and was included as a component of other assets on the consolidated statements of financial condition. No non-recurring adjustments were made to foreclosed real estate at September 30, 2023 or December 31, 2022.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of loan servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The key assumptions used in the model include the estimated life of loans sold with servicing retained and the estimated cost to service the loans. Loan servicing rights are classified as Level 3 measurements due to the use of unobservable inputs, as well as management judgment and estimation. Mortgage servicing rights are included as a component of other assets on the consolidated statements of financial condition.

For assets subject to measurement at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2023 and December 31, 2022 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At September 30, 2023
Collateral-dependent loans	$1,371	$—	$—	$1,371
Foreclosed real estate	100	—	—	100
Mortgage servicing rights	199	—	—	199

At December 31, 2022
Mortgage servicing rights	209	—	—	209

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At September 30, 2023
Collateral-dependent loans	$1,371	Appraisal of collateral (1)	Direct Disposal Costs (3)	8.00-10.00%	9.75%
Foreclosed real estate	100	Appraisal of collateral (1)	Direct Disposal Costs (3)	7.00-8.00%	7.69%
Mortgage servicing rights	199	Discounted Cash Flow Model (2)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.09%	0.09%
			Estimated Life of Loans	5.31 years	5.31 years

At December 31, 2022
Mortgage servicing rights	209	Discounted Cash Flow Model (2)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.15%	0.15%
			Estimated Life of Loans	5.0 years	5.0 years

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

The carrying amount and estimated fair value of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at September 30, 2023
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$45,999	$45,999	$45,999	$—	$—
Securities	57,952	57,952	13	57,939	—
Federal Home Loan Bank stock	2,347	2,347	—	2,347	—
Loans receivable, net	564,848	546,849	—	—	546,849
Accrued interest receivable	2,889	2,889	—	2,889	—
Bank-owned life insurance	23,546	23,546	—	23,546	—
Mortgage servicing rights	199	199	—	—	199
Financial liabilities:
Deposits	584,158	580,216	—	580,216	—
Long-term debt	36,450	35,602	—	35,602	—
Accrued interest payable	566	566	—	566	—

	Fair Value Measurements at December 31, 2022
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$9,633	$9,633	$9,633	$—	$—
Securities	73,047	73,047	8	73,039	—
Federal Home Loan Bank stock	2,330	2,330	—	2,330	—
Loans receivable, net	573,537	546,278	—	—	546,278
Accrued interest receivable	2,796	2,796		2,796
Interest rate swap	273	273	—	273	—
Mortgage servicing rights	209	209	—	—	209
Financial liabilities:
Deposits	570,119	571,521	—	571,521	—
Short-term borrowings	12,596	12,596	—	12,596	—
Long-term debt	24,950	23,946	—	23,946	—
Accrued interest payable	66	66	—	66	—

Note 9 – Treasury Stock

During the three and nine months ended September 30, 2023, the Company did not repurchase any shares of common stock under the existing stock repurchase program. As of September 30, 2023, there were 30,626 shares remaining to be repurchased under the existing stock repurchase program. During the nine months ended September 30, 2023, the Company transferred 8,282 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the nine months ended September 30, 2023, there were 17,967 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to forfeitures. The Company repurchased 4,764 shares upon vesting of shares under the 2012 Equity Incentive Plan for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $11.63 per share, during the nine months ended September 30, 2023.

During the three months ended September 30, 2022, the Company did not repurchase any shares of common stock. During the nine months ended September 30, 2022, the Company repurchased 5,701 shares of common stock at an average cost of $14.91 per share. These shares were repurchased pursuant to the Company's publicly announced common stock repurchase program. As of September 30, 2022, there were 30,626 shares remaining to be repurchased under the existing stock repurchase program. During the nine months ended September 30, 2022, the Company transferred 27,132 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share to fund awards that had been granted under the plan. During the nine months ended September 30, 2022, there were 6,254 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan at an average cost of $9.39 per share due to forfeitures.

Note 10 – Other Comprehensive Loss

In addition to presenting the consolidated statements of comprehensive income (loss) herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive loss for the periods presented:

	For the Three Months Ended September 30, 2023			For The Three Months Ended September 30, 2022
	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(4,014)	$843	$(3,171)	$(5,004)	$1,050	$(3,954)
Less: reclassification adjustment related to:
Loss on sale of securities included in net income	3	—	3	—	—	—
Recovery on previously impaired investment securities included in net income	(2)	—	(2)	(2)	1	(1)
Total Other Comprehensive Loss	$(4,013)	$843	$(3,170)	$(5,006)	$1,051	$(3,955)

	For the Nine Months Ended September 30, 2023				For The Nine Months Ended September 30, 2022
	Pre-Tax Amount		Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized losses arising during the period	$(3,473)		$729	$(2,744)	$(17,109)	$3,592	$(13,517)
Less: reclassification adjustment related to:
Loss on sale of securities included in net income	52		(10)	42	—	—	—
Recovery on previously impaired investment securities included in net income	(6)		1	(5)	(12)	3	(9)
Total Other Comprehensive Loss	$(3,427)	$	$720	$(2,707)	$(17,121)	$3,595	$(13,526)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the three months ended September 30,		on the Consolidated
Components	2023	2022	Statements of Income
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Loss on sale of securities included in net income	$3	$—	Loss on sale of securities available for sale
Recovery on previously impaired investment securities	(2)	(2)	Recovery on previously impaired investment securities
Provision for income tax expense	—	1	Income tax expense
Total reclassification for the period	$1	$(1)	Net Income

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the nine months ended September 30,		on the Consolidated
Components	2023	2022	Statements of Income
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Loss on sale of securities included in net income	$52	$—	Loss on sale of securities available for sale
Recovery on previously impaired investment securities	(6)	(12)	Recovery on previously impaired investment securities
Provision for income tax expense	(9)	3	Income tax expense
Total reclassification for the period	$37	$(9)	Net Income

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition, results of operations and other relevant statistical data. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2023 compared to the consolidated financial condition as of December 31, 2022 and the consolidated results of operations for the three and nine months ended September 30, 2023 and 2022.

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

As previously reported on a Current Report on Form 8-K filed on February 9, 2023 with the SEC, the Bank consented to the issuance of a Consent Order (the “Order”) by the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary federal regulator. The Order requires the Bank to correct deficiencies related to information technology, security, automated clearing house program, audit, management and BSA/AML. Management and the Bank’s Board of Directors are committed to promptly addressing the action items included in the Order. We expect that our non-interest expenses will continue at their increased levels as a result of remediation actions we will take in order to comply with the requirements of the Order which may adversely affect our financial performance.

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

Average Balances, Interest and Average Yields. The following tables set forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for credit losses but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $77,000 and $176,000 for the three months ended September 30, 2023 and 2022, respectively. The net amortization of deferred loan fees and costs were $392,000 and $323,000 for the nine months ended September 30, 2023 and 2022, respectively. Interest income on securities does not include a tax equivalent adjustment for tax exempt securities.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2023			September 30, 2022
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$43,374	$559	5.16%	$16,461	$88	2.14%
Securities(1)	65,019	463	2.85%	79,350	519	2.62%
Loans, including fees	565,011	7,699	5.45%	552,320	6,311	4.57%
Total interest-earning assets	673,404	8,721	5.18%	648,131	6,918	4.27%
Other assets	45,506			49,188
Total assets	$718,910			$697,319

Interest-bearing liabilities
Demand & NOW accounts	$76,171	$19	0.10%	$85,323	$18	0.08%
Money market accounts	123,998	405	1.31%	166,250	110	0.26%
Savings accounts	69,327	13	0.08%	78,798	11	0.06%
Time deposits	214,282	1,667	3.11%	138,464	280	0.81%
Borrowed funds & other interest-bearing liabilities	36,953	322	3.49%	25,530	154	2.41%
Total interest-bearing liabilities	520,731	2,426	1.86%	494,365	573	0.46%
Other non-interest bearing liabilities	114,152			120,758
Stockholders' equity	84,027			82,196
Total liabilities & stockholders' equity	$718,910			$697,319
Net interest income		$6,295			$6,345
Interest rate spread			3.32%			3.81%
Net interest margin			3.74%			3.92%

(1)
The tax equivalent adjustment for bank qualified tax exempt municipal securities results in rates of 3.24% and 3.03% for the three months ended September 30, 2023 and 2022, respectively.
(2)
Annualized.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2023			September 30, 2022
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$34,214	$1,214	4.73%	$24,931	$138	0.74%
Securities(1)	70,268	1,502	2.85%	84,015	1,545	2.45%
Loans, including fees	569,977	22,426	5.25%	537,825	17,600	4.36%
Total interest-earning assets	674,459	25,142	4.97%	646,771	19,283	3.98%
Other assets	45,690			51,244
Total assets	$720,149			$698,015

Interest-bearing liabilities
Demand & NOW accounts	$77,948	$57	0.10%	$87,988	$57	0.09%
Money market accounts	133,491	1,091	1.09%	174,156	296	0.23%
Savings accounts	72,111	35	0.06%	77,109	31	0.05%
Time deposits	203,527	4,149	2.72%	134,792	711	0.70%
Borrowed funds & other interest-bearing liabilities	39,451	1,010	3.41%	23,646	397	2.24%
Total interest-bearing liabilities	526,528	6,342	1.61%	497,691	1,492	0.40%
Other non-interest bearing liabilities	110,108			116,524
Stockholders' equity	83,513			83,800
Total liabilities & stockholders' equity	$720,149			$698,015
Net interest income		$18,800			$17,791
Interest rate spread			3.36%			3.58%
Net interest margin			3.72%			3.67%
(1)
The tax equivalent adjustment for bank qualified tax exempt municipal securities results in rates of 3.26% and 2.85% for the nine months ended September 30, 2023 and 2022, respectively.
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

	Three Months Ended September 30, 2023
	Compared to
	Three Months Ended September 30, 2022
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$218	$253	$471
Securities	43	(99)	(56)
Loans, including fees	1,240	148	1,388
Total interest-earning assets	1,501	302	1,803
Interest-bearing liabilities:
Demand & NOW accounts	3	(2)	1
Money market accounts	330	(35)	295
Savings accounts	3	(1)	2
Time deposits	1,164	223	1,387
Total deposits	1,500	185	1,685
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	88	80	168
Total interest-bearing liabilities	1,588	265	1,853
Total change in net interest income	$(87)	$37	$(50)

	Nine Months Ended September 30, 2023
	Compared to
	Nine Months Ended September 30, 2022
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$1,007	$69	$1,076
Securities	230	(273)	(43)
Loans, including fees	3,725	1,101	4,826
Total interest-earning assets	4,962	897	5,859
Interest-bearing liabilities:
Demand & NOW accounts	7	(7)	—
Money market accounts	878	(84)	795
Savings accounts	6	(2)	4
Time deposits	2,919	519	3,438
Total deposits	3,810	427	4,237
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	294	319	613
Total interest-bearing liabilities	4,104	746	4,850
Total change in net interest income	$858	$151	$1,009

As shown in the above tables, the decrease in net interest income for three months ended September 30, 2023 was primarily impacted by an increase in the average interest rate paid on interest-bearing liabilities when compared to the prior year period, partially offset by an increase in the average interest rate earned on interest-earning assets. The average interest rate paid on interest-bearing liabilities increased 140 basis points from 0.46% during the three months ended September 30, 2022 to 1.86% during three months ended September 30, 2023. The increase in the average interest rate paid on interest-bearing liabilities during three months ended September 30, 2023 was primarily due to a 230 basis points increase in the average interest rate paid on time deposits and a $75.8 million increase in the average balance of time deposits in comparison to the prior year period. The increase in average interest rate paid on time deposits and average time deposit balances was primarily due to an increase in customer demand for these types of deposit products due to the rising and competitive interest rate environment. The average yield on interest-earning assets for the three months ended September 30, 2023 increased by 91 basis points when compared to the prior year period primarily due to an increase in market interest rates and a $12.7 million, or 2.3%, increase in average loans during the three months ended September 30, 2023. Net interest margin decreased to 3.74% for the three months ended September 30, 2023 as compared to 3.92% for the same period of the prior year.

As shown in the above tables, the increase in net interest income for the nine months ended September 30, 2023 was primarily due to an increase in the average yield of interest-earning assets when compared to the prior year period. The average yield of interest-earning assets increased 99 basis points from 3.98% during the nine months ended September 30, 2022 to 4.97% during the nine months ended September 30, 2023. The increase in the average yield of interest-earning assets was primarily driven by an 89 basis points increase in the average yield of average loans and a $32.2 million increase in the average balance of loans. The increase in the average yield of interest-earning assets during the nine months ended September 30, 2023 was partially offset by a $28.8 million increase in the average balance of interest-bearing liabilities in comparison to the prior year period. The increase in the average balance of interest-bearing deposits was primarily driven by an increase in the average balance of time deposit accounts. The average interest rate paid on interest-bearing liabilities for the nine months ended September 30, 2023 increased by 121 basis points when compared to the prior year period primarily due to an increase in market interest rates during the first nine months of 2023. Net interest margin increased to 3.72% for the nine months ended September 30, 2023 as compared to 3.67% for the nine months ended September 30, 2022.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total assets at September 30, 2023 were $713.6 million, an increase of $13.6 million, or 2.0%, from $699.9 million at December 31, 2022. The increase in total assets was primarily due to a $36.4 million increase in cash and cash equivalents, partially offset by a decrease in securities of $15.0 million, or 20.7% and a decrease in loans receivable, net of $8.7 million, or 1.5%.

Cash and cash equivalents increased by $36.4 million, or 377.5%, from $9.6 million at December 31, 2022 to $46.0 million at September 30, 2023. The increase was primarily due to an increase in deposits and the sale of $8.5 million of securities during the nine months ended September 30, 2023.

Securities decreased by $15.0 million, or 20.7%, from $73.0 million at December 31, 2022 to $58.0 million at September 30, 2023, primarily due to the sale of $8.5 million of securities, a $3.4 million increase in the unrealized losses on the mark to market value of the available-for-sale securities, and securities paydowns of $3.1 million.

Net loans receivable decreased during the nine months ended September 30, 2023 as shown in the table below:

	At September 30,	At December 31,	Change
	2023	2022	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$172,974	$175,904	$(2,930)	(1.7)%
Home equity	51,276	53,057	(1,781)	(3.4)%
Commercial(2)	323,535	326,955	(3,420)	(1.0)%
Total real estate loans	547,785	555,916	(8,131)	(1.5)%
Other Loans:
Commercial	18,749	19,576	(827)	(4.2)%
Consumer	1,113	1,217	(104)	(8.5)%
Total gross loans	567,647	576,709	(9,062)	(1.6)%
Allowance for credit losses	(6,642)	(7,065)	423	(6.0)%
Net deferred loan costs	3,843	3,893	(50)	(1.3)%
Loans receivable, net	$564,848	$573,537	$(8,689)	(1.5)%

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

The loans receivable, net balance decreased $8.7 million, or 1.5%, from $573.5 million at December 31, 2022 to $564.8 million at September 30, 2023. The decrease was primarily due to decreases in commercial, one- to four-family loans, and home equity loans. During the nine months ended September 30, 2023, we remained strategically focused on originating shorter duration, adjustable-rate loans to diversify our asset mix and to manage interest rate risk.

Asset Quality. The following table sets forth activity in our allowance for credit losses on loans and other ratios at or for the dates indicated:

	At or for the Nine Months Ended September 30,
	2023	2022
	(Dollars in thousands)
Beginning balance, prior to adoption of ASC 326	$7,065	$6,118
Impact of adopting ASC 326	282	—
(Credit) provision for credit losses	(729)	500
Charge-offs:
Real estate loans:
Commercial	—	(4)
Other loans:
Consumer	(47)	(58)
Total charge-offs	(47)	(62)
Recoveries:
Real estate loans:
Residential, one- to four-family	—	17
Home equity	—	1
Commercial	35	269
Other loans:
Commercial	29	—
Consumer	7	6
Total recoveries	71	293
Net recoveries	24	231
Balance at end of period	$6,642	$6,849

Average loans outstanding	$569,977	$537,825
Allowance for credit losses as a percent of total net loans	1.18%	1.22%
Allowance for credit losses as a percent of non-performing loans	188.32%	231.46%

	For the Nine Months Ended September 30,
	2023	2022
Ratio of net recoveries (charge-offs) to average loans outstanding by loan type, annualized:
Real estate loans:
Residential, one- to four-family	—%	0.01%
Home equity	—%	—%
Commercial	0.02%	0.12%
Construction – Commercial	—%	—%
Other loans:
Commercial	0.20%	—%
Consumer	(4.58)%	(5.29)%
Ratio of net recoveries to average loans outstanding	0.01%	0.06%

	At September 30,	At December 31,
	2023	2022
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Real estate loans:
Residential, one- to four-family	$—	$1
Home equity	—	—
Commercial	—	—
Other loans:
Commercial	—	—
Consumer	—	—
Total	$—	$1
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family(1)	$2,004	$2,295
Home equity	319	602
Commercial(2)	1,226	—
Other loans:
Commercial	—	—
Consumer	8	34
Total non-accrual loans	3,557	2,931
Total non-performing loans	3,557	2,932
Foreclosed real estate	100	95
Total non-performing assets	$3,657	$3,027
Ratios:
Non-performing loans as a percent of total net loans:	0.62%	0.51%
Non-performing assets as a percent of total assets:	0.51%	0.43%

(1) Includes one- to four- family construction loans.

(2) Includes Commercial construction loans.

Total non-performing assets increased by $630,000, or 20.8%, to $3.7 million at September 30, 2023 from $3.0 million at December 31, 2022, primarily due to an increase in non-accrual loans, including one commercial relationship comprised of two loans which were moved to non-accrual status during the third quarter of 2023.

Other assets increased $872,000, or 12.3%, to $7.9 million at September 30, 2023 from $7.1 million at December 31, 2022 primarily due to the increase in the Company's deferred tax assets related to the unrealized mark-to-market losses on the available for sale securities portfolio as a result of the increase in market interest rates.

The table below shows changes in deposit balances by type of deposit account between September 30, 2023 and December 31, 2022:

	At September 30,	At December 31,	Change
	2023	2022	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$99,871	$105,678	$(5,807)	(5.5)%
Interest bearing	76,869	85,033	(8,164)	(9.6)%
Money market	123,103	149,250	(26,147)	(17.5)%
Savings	68,428	77,200	(8,772)	(11.4)%
Total core deposits	368,271	417,161	(48,890)	(11.7)%
Non-core Deposits
Time deposits	215,887	152,958	62,929	41.1%
Total deposits	$584,158	$570,119	$14,039	2.5%

The increase in total deposits was primarily due to a 41.1% increase in time deposits, partially offset by a decrease in core deposits. The increase in time deposits was primarily due to a $46.9 million increase in customer time deposits, and a $16.0 million increase in brokered time deposits. The increase in customer time deposits was primarily due to an increase in customer demand for these types of deposit products due to the rising and competitive interest rate environment. The increase in brokered time deposits was a result of management’s strategy to lock in liquidity during a rising interest rate environment, and increased competition for deposits in our market area. The Company’s strategic focus is centered on organic growth of deposits among its retail and commercial customers to reduce the reliance on wholesale funding and to strengthen customer relationships. At September 30, 2023 and December 31, 2022, the Company’s percentage of uninsured deposits to total deposits was 12.4% and 16.6%, respectively.

During the nine months ended September 30, 2023, short term borrowings decreased by $12.6 million, as the Company transferred its borrowings into long-term debt with the Federal Home Loan Bank of New York (“FHLBNY”) to lock in interest rates and repaid $2.8 million of debt. Long-term debt with the FHLBNY increased to $36.5 million at September 30, 2023 from $25.0 million at December 31, 2022.

Stockholders’ equity at September 30, 2023 was $81.9 million, a $0.7 million increase, or 0.8%, as compared to $81.2 million at December 31, 2022. The increase in stockholders’ equity was primarily attributed to $4.1 million in net income earned during the first nine months of 2023, partially offset by a $2.7 million unrealized mark-to-market loss on the available for sales securities portfolio recognized in other comprehensive loss, and the initial entry of $0.7 million recorded to retained earnings upon the adoption of CECL.

Comparison of Results of Operations for the Three Months Ended September 30, 2023 and 2022

General. Net income was $1.6 million for the three months ended September 30, 2023, or $0.27 per diluted share, a decrease of $0.2 million, or 11.3%, compared to net income of $1.8 million, or $0.30 per diluted share, for the three months ended September 30, 2022. Net income for the three months ended September 30, 2023 reflected a $0.3 million increase in non-interest expense, a $1.9 million increase in interest expense, and a $63,000 decrease in non-interest income, partially offset by a $1.8 million increase in interest income and a $0.2 million credit to the provision for credit losses.

Interest Income. Interest income increased by $1.8 million, or 26.1%, to $8.7 million for the three months ended September 30, 2023, when compared to the three months ended September 30, 2022. Loan interest income increased by $1.4 million, or 22.0%, to $7.7 million for the three months ended September 30, 2023, as compared to the prior year period primarily due to an increase in the average yield on loans and an increase in the average balance of the loan portfolio of $12.7 million, or 2.3%, from $552.3 million for the three months ended September 30, 2022, to $565.0 million for the three months ended September 30, 2023. The increase in the average balance of the loan portfolio was primarily driven by growth in commercial real estate loans. The average yield on loans, including fees was 5.45% for the three months ended September 30, 2023, as compared to 4.57% for the three months ended September 30, 2022, primarily due to the impact of higher interest rates on variable rate loans, new loan originations, and portfolio composition.

Investment securities interest income decreased $56,000, or 10.8%, to $463,000 for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to a $14.3 million decrease in the average balance of investment securities, partially offset by a 23 basis points increase in the average yield of investment securities.

Interest Expense. Interest expense increased $1.9 million, or 323.4%, to $2.4 million for the three months ended September 30, 2023, compared to $573,000 for the three months ended September 30, 2022, primarily due to an increase in interest paid on deposits. Interest paid on deposits increased by $1.7 million, or 402.1%, to $2.1 million for the three months ended September 30, 2023, when compared to the three months ended September 30, 2022. The increase in interest expense on deposits was primarily due to a 138 basis points increase in the average interest rate paid on deposit accounts as the deposit mix shifted towards higher cost time deposits. The average balance of deposits increased by $15.0 million, or 3.2%, from $468.8 million for the three months ended September 30, 2022, to $483.8 million for the three months ended September 30, 2023 primarily due to an increase in the average balance of time deposits. Interest expense on borrowed funds and other interest-bearing liabilities increased by $168,000, or 109.1%, for the three months ended September 30, 2023 when compared to the three months ended September 30, 2022, primarily due to a $11.4 million increase in average borrowed funds and other interest-bearing liabilities outstanding, and a 108 basis points increase in the average rate paid on borrowings. The increase in borrowings was a result of management’s strategy to add liquidity to the balance sheet as a result of economic volatility, anticipated loan growth, and increased competition for deposits in the current rising interest rate environment.

(Credit) Provision for Credit Losses. The provision for credit losses represents a charge or credit made to earnings to maintain a sufficient allowance for credit losses. The allowance for credit losses is management’s estimate of expected lifetime losses in the loan portfolio as of the balance sheet date and is measured using the vintage method. The allowance for credit losses also applies to off-balance sheet credit exposures, including loan commitments and standby letters of credit, as well as available-for-sale debt securities. Management considers past events, current conditions, and reasonable and supportable forecasts as the basis for the estimation of excepted credit losses.

The Company recorded a $199,000 credit to the provision for credit losses on loans and unfunded commitments during the three months ended September 30, 2023, as compared to no provision for loan losses during the three months ended September 30, 2022. The current period (credit) provision for credit losses was primarily due to a decrease in the loan portfolio and loan commitments during the three months ended September 30, 2023.

Non-Interest Income. Non-interest income decreased by $63,000, or 9.4%, to $605,000 for the three months ended September 30, 2023, as compared to $668,000 for the three months ended September 30, 2022. The decrease was primarily due to a $91,000 decrease in unrealized gains on the interest rate swap products as a result of their unwind in the second quarter of 2023 and a $21,000 decrease in service charges and fees during the three months ended September 30, 2023.

Non-Interest Expense. Non-interest expense increased by $326,000, or 6.7%, to $5.2 million for the three months ended September 30, 2023, as compared to $4.9 million for the three months ended September 30, 2022. Salary and employee benefits expense increased $269,000, or 10.7%, during the third quarter of 2023 primarily due to the addition of staffing resources, annual salary increases, and an increase in employee benefits. FDIC insurance expense increased by $249,000, or 541.3%, during the current quarter due to an increase in premium assessments. Data processing costs increased $29,000, or 7.2%, primarily due to an increase in costs related to core system maintenance and enhancements to existing IT security protocols. These increases were partially offset by a decrease in professional services of $173,000, or 30.8%, primarily due to consulting costs incurred in the prior year quarter associated with remediation activities related to regulatory matters and a decrease in advertising costs of $40,000, or 20.3%, with a decrease in marketing activity.

Income Taxes Expense. Income tax expense was $332,000 for the three months ended September 30, 2023, a decrease of $40,000, or 10.8%, as compared to $372,000 for the three months ended September 30, 2022. The decrease in income tax expense was primarily due to a decrease in income before taxes. The effective tax rate was 17.4% for each of the three months ended September 30, 2023 and 2022.

Comparison of Results of Operations for the Nine Months Ended September 30, 2023 and 2022

General. Net income was $4.1 million for the nine months ended September 30, 2023, or $0.69 per diluted share, a decrease of $445,000, or 9.9%, compared to net income of $4.5 million, or $0.77 per diluted share, for the nine months ended September 30, 2022. Net income for the nine months ended September 30, 2023 reflected a $4.9 million increase in interest expense, a $2.6 million increase in non-interest expenses and a $408,000 decrease in non-interest income, partially offset by a $5.9 million increase in interest income and a $1.0 million (credit) provision for credit losses.

Interest Income. Interest income increased by $5.9 million, or 30.4%, to $25.1 million for the nine months ended September 30, 2023, when compared to the nine months ended September 30, 2022. Loan interest income increased by $4.8 million, or 27.4%, to $22.4 million for the nine months ended September 30, 2023, as compared to the prior year period primarily due to an increase in the average yield on loans and an increase in the average balance of the loan portfolio of $32.2 million, or 6.0%, from $537.8 million for the nine months ended September 30, 2022, to $570.0 million for the nine months ended September 30, 2023. The increase in the average balance of the loan portfolio was primarily driven by growth in commercial real estate loans. The average yield on loans was 5.25% for the nine months ended September 30, 2023, as compared to 4.36% for the nine months ended September 30, 2022, primarily due to the impact of higher interest rates on variable rate loans, new loan originations, and portfolio composition.

Investment securities interest income decreased $43,000, or 2.8%, to $1.5 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a decrease in the average balance of securities, from $84.0 million for the nine months ended September 30, 2022, to $70.3 million for the nine months ended September 30, 2023. This was partially offset by a 40 basis points increase in the average yield of investment securities.

Interest Expense. Interest expense increased $4.9 million, or 325.1%, to $6.3 million for the nine months ended September 30, 2023, compared to $1.5 million for the nine months ended September 30, 2022, primarily due to an increase in interest paid on deposits. Interest paid on deposits increased by $4.2 million, or 386.9%, to $5.3 million for the nine months ended September 30, 2023, when compared to the nine months ended September 30, 2022. The increase in interest expense on deposits was primarily due to a 115 basis points increase in the average interest rate paid on deposit accounts as the deposit mix shifted towards higher cost time deposits. The average balance of deposits increased by $13.1 million, or 2.7%, from $474.0 million for the nine months ended September 30, 2022, to $487.1 million for the nine months ended September 30, 2023 primarily due to an increase in the average balance of time deposits. Interest expense on borrowed funds and other interest-bearing liabilities for the nine months ended September 30, 2023 increased by $613,000, or 154.4%, when compared to the nine months ended September 30, 2022, primarily due to a $15.8 million increase in average borrowed funds and other interest-bearing liabilities outstanding, and a 117 basis points increase in the average rate paid on borrowings. The increase in borrowings was a result of management’s strategy to add liquidity to the balance sheet as a result of economic volatility, anticipated loan growth, and increased competition for deposits in the current rising interest rate environment.

(Credit) Provision for Credit Losses. The Company recorded a $1.0 million credit to the provision for credit losses on loans and unfunded commitments during the nine months ended September 30, 2023, as compared to a $500,000 provision for loan losses during the nine months ended September 30, 2022. The current period (credit) provision for credit losses was primarily due to a change in the qualitative economic forecasting factor and a decrease in the loan portfolio and loan commitments during the first nine months of 2023.

Non-Interest Income. Non-interest income decreased by $408,000, or 19.2%, to $1.7 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily due to a $402,000 net decrease in unrealized gains on interest rate swap products as a result of market interest rate movements and a $52,000 loss on the sale of $8.5 million of securities during the nine months ended September 30, 2023 to reposition the Bank's balance sheet.

Non-Interest Expense. Non-interest expense increased by $2.6 million, or 18.8%, to $16.6 million for the nine months ended September 30, 2023, as compared to $14.0 million for the nine months ended September 30, 2022. Salary and employee benefits expense increased $992,000, or 13.5%, during the first nine months of 2023 primarily due to the addition of staffing resources, annual salary increases, and an increase in employee benefits. Professional services increased by $891,000, or 74.5%, primarily due to an increase in legal, auditing services, regulatory assessments, and consulting costs during the first nine months of 2023 associated with remediation activities related to regulatory matters. FDIC insurance expense increased by $688,000, or 498.6%, during the first nine months of 2023 due to an increase in premium assessments. Data processing costs increased $190,000, or 17.4%, during the first nine months of 2023 primarily due to an increase in costs related to core system maintenance and enhancements to existing IT security protocols. Advertising expense increased $58,000, or 12.7%, primarily due to an increase in marketing costs during the first nine months of 2023. The increases were partially offset by a decrease in other costs of $144,000, or 11.2%, primarily due to a one-time, insurance-related expense being recorded in the first nine months of 2022.

Income Taxes Expense. Income tax expense was $838,000 for the nine months ended September 30, 2023, a decrease of $78,000, or 8.5%, as compared to $916,000 for the nine months ended September 30, 2022. The decrease in income tax expense was primarily due to a decrease in income before taxes, partially offset by an increase in the effective tax rate. The effective tax rate for the nine months ended September 30, 2023 and 2022 was 17.1% and 16.9%, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions, and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of September 30, 2023, the maximum remaining amount that we can borrow from the FHLBNY, based on the market value of certain fixed-rate residential, one- to four-family loans pledged to FHLBNY, was $3.5 million. At September 30, 2023, we had outstanding advances under this agreement of $36.5 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities and allows us to borrow up to the value of the securities pledged. As of September 30, 2023, we had no securities pledged to the Federal Reserve Bank and we had no balances outstanding. We have also established lines of credits with correspondent banks for $27.0 million, of which $25.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of September 30, 2023.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the nine months ended September 30, 2023, we originated loans of approximately $47.6 million as compared to approximately $124.6 million of loans originated during the nine months ended September 30, 2022. Loan principal repayments and other deductions exceeded originations during the nine months ended September 30, 2023 by $8.5 million. The Company did not make any purchases of investment securities during the nine months ended September 30, 2023 and purchases of investment securities totaled $6.1 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company sold investment securities amounting to $8.5 million. The Company did not sell any investment securities during the nine months ended September 30, 2022.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $584.2 million at September 30, 2023, as compared to $570.1 million at December 31, 2022. Approximately $160.4 million of time deposit accounts are scheduled to mature within one year as of September 30, 2023. Based on our deposit retention experience, and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.0%. The Bank elected to be subject to this new definition when it became effective on January 1, 2020. As of September 30, 2023, the Bank’s Community Bank Leverage Ratio was 12.49%.

Pursuant to an Individual Minimum Capital Requirement, the Bank has been directed by the OCC to maintain a Tier 1 Leverage capital ratio of 10% and a Total Risk-Based capital ratio of 13%. In order to be considered “well-capitalized” by the OCC, a savings bank must maintain a Tier 1 Leverage capital ratio of 5% and a Total Risk-Based capital ratio of 10%. At September 30, 2023, the Bank’s Tier 1 Leverage capital ratio was 12.49% and its Total Risk-Based capital ratio was 17.61% and accordingly the Bank was in compliance with its Individual Minimum Capital Requirement and was considered well-capitalized.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 6 in the Notes to our unaudited consolidated financial statements for a summary of loan commitments outstanding as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended September 30, 2023. The Company has suspended its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1 through July 31, 2023	—	$—	—	30,626
August 1 through August 31, 2023	—	—	—	30,626
September 1 through September 30, 2023	—	—	—	30,626
Total	—	$—	—	30,626

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

LAKE SHORE BANCORP, INC.
(Registrant)

November 13, 2023	By:	/s/ Kim C. Liddell
Kim C. Liddell
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2023	By:	/s/ Taylor M. Gilden
Taylor M. Gilden
Chief Financial Officer
(Principal Financial and Accounting Officer)