Form 10-Q
period 2024-03-31
LAKE SHORE BANCORP, INC.
filed 2024-05-15
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,737,036 shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 8, 2024.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(Unaudited)
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$4,200	$4,648
Interest earning deposits	50,753	49,082
Cash and Cash Equivalents	54,953	53,730
Securities available for sale, at fair value	58,682	60,442
Federal Home Loan Bank stock, at cost	1,843	2,293
Loans receivable, net of allowance for credit losses of $6,237 in 2024 and $6,463 in 2023	555,455	555,828
Premises and equipment, net	7,681	7,870
Accrued interest receivable	2,983	2,835
Bank-owned life insurance	29,569	29,355
Other assets	6,416	12,765
		-
Total Assets	$717,582	$725,118
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$500,435	$495,738
Non-interest bearing	94,269	95,186
Total Deposits	594,704	590,924
Long-term debt	25,250	35,250
Advances from borrowers for taxes and insurance	2,410	3,307
Other liabilities	8,708	9,364
Total Liabilities	631,072	638,845
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,684,784 shares outstanding at March 31, 2024 and 6,836,514 shares issued and 5,686,288 shares outstanding at December 31, 2023	68	68
Additional paid-in capital	31,463	31,456
Treasury stock, at cost (1,151,730 shares at March 31, 2024 and 1,150,226 shares at December 31, 2023)	(13,777)	(13,760)
Unearned shares held by ESOP	(1,002)	(1,023)
Unearned shares held by compensation plans	(29)	(39)
Retained earnings	79,970	78,956
Accumulated other comprehensive loss	(10,183)	(9,385)
Total Stockholders' Equity	86,510	86,273
Total Liabilities and Stockholders' Equity	$717,582	$725,118

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$7,586	$7,247
Investment securities, taxable	208	228
Investment securities, tax-exempt	217	310
Interest-earning deposits & federal funds sold	598	166
Total Interest Income	8,609	7,951
Interest Expense
Deposits	3,244	1,313
Short-term borrowings	—	78
Long-term debt	220	256
Finance lease and Other	12	13
Total Interest Expense	3,476	1,660
Net Interest Income	5,133	6,291
(Credit) Provision for Credit Losses	(352)	(625)
Net Interest Income After (Credit) Provision for Credit Losses	5,485	6,916
Non-Interest Income
Service charges and fees	265	273
Debit card fees	195	205
Increase in cash surrender value of bank-owned life insurance	215	105
Unrealized gain on equity securities	11	1
Unrealized (loss) on interest rate swap	—	(49)
Recovery on previously impaired investment securities	—	2
Other	21	17
Total Non-Interest Income	707	554
Non-Interest Expense
Salaries and employee benefits	2,757	2,779
Occupancy and equipment	703	797
Data processing	453	378
Professional services	327	850
Advertising	51	178
FDIC insurance	279	95
Postage and Supplies	75	68
Other	350	372
Total Non-Interest Expense	4,995	5,517
Income before Income Taxes	1,197	1,953
Income Tax Expense	183	269
Net Income	$1,014	$1,684
Basic and diluted earnings per common share	$0.17	$0.29
Dividends declared per share	$0.18	$—

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
	(Dollars in thousands)
Net Income	$1,014	$1,684
Other Comprehensive (Loss) Income, net of tax benefit (expense):
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense)	(798)	1,255
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	—	(2)
Total Other Comprehensive (Loss) Income	(798)	1,253
Total Comprehensive Income	$216	$2,937

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2024 and 2023 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands, except share data)
Balance - January 1, 2024	$68	$31,456	$(13,760)	$(1,023)	$(39)	$78,956	$(9,385)	$86,273
Net Income	—	—	—	—	—	1,014	—	1,014
Other comprehensive loss, net of tax benefit of $211	—	—	—	—	—	—	(798)	(798)
ESOP shares earned (1,984 shares)	—	2	—	21	—	—	—	23
Compensation plan shares earned, net of forfeitures (1,086 shares)	—	5	—	—	10	—	—	15
Common stock repurchased on vesting for payroll taxes (1,504 shares)	—	—	(17)	—	—	—	—	(17)
Balance - March 31, 2024	$68	$31,463	$(13,777)	$(1,002)	$(29)	$79,970	$(10,183)	$86,510

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands, except per share data)
Balance - January 1, 2023	$68	$31,459	$(13,571)	$(1,108)	$(191)	$74,859	$(10,332)	$81,184
Cumulative change in accounting principle	—	—	—	—	—	(723)	—	(723)
Net income	—	—	—	—	—	1,684	—	1,684
Other comprehensive income, net of tax expense of $333	—	—	—	—	—	—	1,253	1,253
ESOP shares earned (1,984 shares)	—	1	—	21	—	—	—	22
Compensation plan shares granted (8,282 shares)	—	—	78	—	(78)	—	—	—
Compensation plan shares earned, net of forfeitures (2,510 shares)	—	(21)	—	—	(28)	—	—	(49)
Compensation plan shares forfeited (15,385 shares)	—	—	(144)	—	144	—	—	—
Common stock repurchased on vesting for payroll taxes (4,764 shares)	—	—	(56)	—	—	—	—	(56)
Balance - March 31, 2023	$68	$31,439	$(13,693)	$(1,087)	$(153)	$75,820	$(9,079)	$83,315

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,014	$1,684
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net amortization of investment securities	18	14
Net amortization of deferred loan costs	124	141
(Credit) provision for credit losses	(352)	(625)
Recovery on previously impaired investment securities	—	(2)
Unrealized gain on equity securities	(11)	(1)
Unrealized loss on interest rate swap	—	49
Depreciation and amortization of premises and equipment	194	195
Deferred income tax expense	73	—
Increase in cash surrender value of bank-owned life insurance	(215)	(105)
ESOP shares committed to be released	23	22
Stock based compensation expense	15	(49)
(Increase) in accrued interest receivable	(148)	(36)
(Increase) decrease in other assets	(141)	409
Impairment of foreclosed real estate	8	—
Decrease in other liabilities	(634)	(279)
Net Cash (Used In) Provided by Operating Activities	(32)	1,417
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Maturities, prepayments and calls	743	871
Purchases of Federal Home Loan Bank Stock	—	(1,248)
Redemptions of Federal Home Loan Bank Stock	450	1,080
Loan principal collections and origination, net	601	(728)
Proceeds from surrender of bank-owned life insurance	6,585	—
Proceeds from sale of foreclosed real estate	37	—
Additions to premises and equipment	(5)	(146)
Net Cash Provided by (Used in) Investing Activities	8,411	(171)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	3,780	25,088
Net decrease in advances from borrowers for taxes and insurance	(897)	(888)
Net decrease in short-term borrowings	—	(10,566)
Proceeds from issuance of long-term debt	—	15,250
Repayment of long-term debt	(10,000)	(950)
Repayment of finance lease obligations	(22)	(18)
Shares of common stock repurchased on vesting for payroll taxes	(17)	(56)
Net Cash (Used in) Provided by Financing Activities	(7,156)	27,860
Net Increase (Decrease) in Cash and Cash Equivalents	1,223	29,106
CASH AND CASH EQUIVALENTS - BEGINNING	53,730	9,633
CASH AND CASH EQUIVALENTS - ENDING	$54,953	$38,739
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,979	$1,489
Income taxes paid	$—	$—

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(1,009)	$1,589

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation and Significant Accounting Policies and Estimates

The interim unaudited consolidated financial statements include the accounts of Lake Shore Bancorp, Inc. (the “Company”, “us”, “our”, or “we”) and Lake Shore Savings Bank (the “Bank”), its wholly owned subsidiary. All intercompany accounts and transactions of the consolidated subsidiary have been eliminated in consolidation.

The interim unaudited consolidated financial statements included herein as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated balance sheets, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The consolidated statements of income for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2024.

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 2 of the audited financial statements and notes thereto for the year ended December 31, 2023 and are contained in the Company's 2023 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2023. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders' equity.

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

Note 2 – New Accounting Standards

Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,007	$—	$(154)	$1,853
Municipal bonds	40,760	—	(8,443)	32,317
Mortgage-backed securities:
Collateralized mortgage obligations-private label	10	—	(1)	9
Collateralized mortgage obligations-government sponsored entities	11,460	—	(1,498)	9,962
Government National Mortgage Association	56	—	(2)	54
Federal National Mortgage Association	11,634	—	(1,820)	9,814
Federal Home Loan Mortgage Corporation	5,613	—	(1,001)	4,612
Asset-backed securities-private label	—	29	—	29
Asset-backed securities-government sponsored entities	2	—	—	2
Total Debt Securities Available for Sale	$71,542	$29	$(12,919)	$58,652
Equity Securities	22	8	—	30
Total Securities	$71,564	$37	$(12,919)	$58,682

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,007	$—	$(133)	$1,874
Municipal bonds	40,774	—	(7,724)	33,050
Mortgage-backed securities:
Collateralized mortgage obligations-private label	10	—	—	10
Collateralized mortgage obligations-government sponsored entities	11,844	1	(1,445)	10,400
Government National Mortgage Association	57	—	(2)	55
Federal National Mortgage Association	11,872	1	(1,684)	10,189
Federal Home Loan Mortgage Corporation	5,737	2	(926)	4,813
Asset-backed securities-private label	—	31	—	31
Asset-backed securities-government sponsored entities	2	—	—	2
Total Debt Securities Available for Sale	$72,303	$35	$(11,914)	$60,424
Equity Securities	22	—	(4)	18
Total Securities	$72,325	$35	$(11,918)	$60,442

Debt Securities

All of the Company's collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At March 31, 2024 and December 31, 2023, sixteen municipal bonds with a cost of $4.9 million and fair value of $3.6 million and $3.7 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values for which an allowance for credit losses has not been recorded for the periods indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
March 31, 2024
U.S. government agencies	$—	$—	$1,853	$(154)	$1,853	$(154)
Municipal bonds	251	(5)	32,066	(8,438)	32,317	(8,443)
Mortgage-backed securities	24	—	24,348	(4,322)	24,372	(4,322)
Asset-backed securities -private label	—	—	—	—	—	—
	$275	$(5)	$58,267	$(12,914)	$58,542	$(12,919)

December 31, 2023
U.S. government agencies	$—	$—	$1,874	$(133)	$1,874	$(133)
Municipal bonds	6,513	(1,065)	26,537	(6,659)	33,050	(7,724)
Mortgage-backed securities	57	(2)	25,293	(4,055)	25,350	(4,057)
	$6,570	$(1,067)	$53,704	$(10,847)	$60,274	$(11,914)

As of March 31, 2024, the Company's investment portfolio included three securities in the "unrealized losses less than twelve months" category and 174 securities in the "unrealized losses twelve months or more" category.

As of March 31, 2024, the Company had 177 securities with a fair value of $58.5 million in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no allowance for credit losses on securities available for sale was recorded as of March 31, 2024. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Accrued interest of $322,000 as of March 31, 2024 and $260,000 as of December 31, 2023 on available-for-sale debt securities is included in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

The unrealized losses on debt securities shown in the previous tables were recorded as a component of accumulated other comprehensive income (loss), net of tax benefit on the Company’s consolidated statements of stockholders’ equity.

During the three months ended March 31, 2024 and 2023, the Company did not sell any debt securities.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
March 31, 2024:
Less than one year	$—	$—
After one year through five years	2,110	1,950
After five years through ten years	9,463	8,294
After ten years	31,194	23,926
Mortgage-backed securities	28,773	24,451
Asset-backed securities	2	31
	$71,542	$58,652

Equity Securities

At March 31, 2024 and December 31, 2023, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended March 31, 2024 and 2023, the Company recognized an unrealized gain of $11,000 and $1,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no sales of equity securities during the three months ended March 31, 2024 and 2023.
Note 4 - Loans and Allowance for Credit Losses

Loans consisted of the following segments as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$169,509	$172,005
Home Equity	50,684	51,869
Commercial (2)	319,964	316,986
Total real estate loans	540,157	540,860
Other Loans:
Commercial	16,886	16,546
Consumer	1,025	1,130
Total gross loans	558,068	558,536
Net deferred loan costs	3,624	3,755
Allowance for credit losses on loans	(6,237)	(6,463)
Loans receivable, net	$555,455	$555,828

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

Real estate loans of approximately $54.0 million and $55.8 million in unpaid principal balance were pledged as collateral for Federal Home Loan Bank (FHLB) advances as of March 31, 2024 and December 31, 2023, respectively.

Loans are stated at the principal amounts outstanding, net of unamortized loan fees and costs, with interest income accrued based upon the outstanding principal balance and the terms of the loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Loans are reported by the portfolio segments identified above and are analyzed by management on this basis. All loan policies identified below apply to all segments of the loan portfolio.

Accrued interest on loans of $2.5 million at both March 31, 2024 and December 31, 2023 is included in accrued interest receivable on the consolidated balance sheet and is excluded from the estimate of credit losses.

Allowance for Credit Losses for Loans

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

The following tables detail the changes in the allowance for credit losses by loan segment for the three months ended March 31, 2024 and 2023.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)
March 31, 2024
Allowance for Credit Loss on Loans
Balance – January 1, 2024	$532	$213	$5,231	$471	$16	$6,463
Charge-offs	—	—	—	—	(8)	(8)
Recoveries	3	—	—	—	2	5
(Credit) provision	(31)	36	(227)	(4)	3	(223)
Balance – March 31, 2024	$504	$249	$5,004	$467	$13	$6,237
Ending balance: individually evaluated	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated	$504	$249	$5,004	$467	$13	$6,237

Gross Loans Receivable(3):
Ending balance	$169,509	$50,684	$319,964	$16,886	$1,025	$558,068
Ending balance: individually evaluated	$138	$—	$1,242	$—	$—	$1,380
Ending balance: collectively evaluated	$169,371	$50,684	$318,722	$16,886	$1,025	$556,688

(1)
Includes one- to four-family construction loans of $456,000.
(2)
Includes commercial construction loans of $13.7 million.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(6,237) or deferred loan costs of $3,624.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2023
Allowance for Credit Loss on Loans
Balance – January 1, 2023	$411	$217	$5,746	$509	$47	$135	$7,065
Impact of adopting ASC 326	201	114	55	72	(25)	(135)	282
Charge-offs	—	—	—	—	(16)	—	(16)
Recoveries	—	—	—	—	2	—	2
(Credit) provision	(68)	(70)	(417)	(62)	(8)	—	(625)
Balance – March 31, 2023	$544	$261	$5,384	$519	$—	$—	$6,708
Ending balance: individually evaluated	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated	$544	$261	$5,384	$519	$—	$—	$6,708
Gross Loans Receivable(3):
Ending balance	$176,247	$51,748	$328,880	$19,207	$1,156	$—	$577,238
Ending balance: individually evaluated	$150	$14	$—	$—	$—	$—	$164
Ending balance: collectively evaluated	$176,097	$51,734	$328,880	$19,207	$1,156	$—	$577,074

(1)
Includes one- to four-family construction loans of $3.7 million.
(2)
Includes commercial construction loans of $20.6 million.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(6,708) or deferred loan costs of $3,878.

The following table summarizes the distribution of the allowance for credit losses and loans receivable by loan segment and impairment method as of December 31, 2023:

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)

December 31, 2023
Allowance for Credit Losses on Loans
Balance – December 31, 2023	$532	$213	$5,231	$471	$16	$6,463
Ending balance: individually evaluated	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated	$532	$213	$5,231	$471	$16	$6,463

Gross Loans Receivable(3):
Ending Balance	$172,005	$51,869	$316,986	$16,546	$1,130	$558,536
Ending balance: individually evaluated	$140	$—	$1,242	$—	$—	$1,382
Ending balance: collectively evaluated	$171,865	$51,869	$315,744	$16,546	$1,130	$557,154

(1)
Includes one- to four-family construction loans of $466,000.
(2)
Includes commercial construction loans of $16.4 million.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(6,463) or deferred loan costs of $3,755.

Unfunded Loan Commitments

The Company’s allowance for credit losses on unfunded loan commitments is recognized as a liability and included within other liabilities on the unaudited consolidated balance sheets, with adjustments to the reserve recognized in (credit) provision for credit losses on the unaudited consolidated statements of income. The Company did not record an allowance on unfunded loan commitments prior to January 1, 2023. The Company’s activity in the allowance for credit losses on unfunded loan commitments for the three months ended March 31, 2024 and the three months ended March 31, 2023 was as follows:

For the Three Months Ended March 31, 2024
(Dollars in thousands)
Balance at December 31, 2023	$487
Provision for Credit Losses	(129)
Balance at March 31, 2024	$358

For the Three Months Ended March 31, 2023
(Dollars in thousands)
Balance at December 31, 2022	$—
Impact of CECL Adoption	633
Balance at March 31, 2023	$633

Non-accrual Loans and Delinquency Status

The following table presents the amortized cost basis of loans on non-accrual status and loans on non-accrual status with no allowance for credit losses recorded. The Company did not have any loans past due 90 days or more and still accruing at March 31, 2024 and December 31, 2023.

	Total Non-accrual		Non-accrual with no Allowance for Credit Losses
	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$1,984	$1,904	$1,984	$1,904
Home Equity	737	196	737	196
Commercial Real Estate (2)	199	203	199	203
Other Loans:
Commercial	1,027	1,039	1,027	1,039
Consumer	10	5	10	5
Total loans	$3,957	$3,347	$3,957	$3,347

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

There was no interest income recognized on non-accrual loans during the three months ended March 31, 2024 and the three months ended March 31, 2023. The accrual of interest on loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on non-accrual loans are applied to reduce the principal balance.

The following tables provide an analysis of past due loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
March 31, 2024:
Real Estate Loans:
Residential, one- to four-family(1)	$858	$612	$272	$1,742	$167,767	$169,509
Home equity	269	28	588	885	49,799	50,684
Commercial(2)	199	—	203	402	319,562	319,964
Other Loans:
Commercial	—	—	1,039	1,039	15,847	16,886
Consumer	16	—	6	22	1,003	1,025
Total	$1,342	$640	$2,108	$4,090	$553,978	$558,068

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
December 31, 2023:
Real Estate Loans:
Residential, one- to four-family(1)	$1,488	$3	$276	$1,767	$170,238	$172,005
Home equity	315	583	56	954	50,915	51,869
Commercial(2)	—	—	203	203	316,783	316,986
Other Loans:
Commercial	—	—	1,039	1,039	15,507	16,546
Consumer	6	—	1	7	1,123	1,130
Total	$1,809	$586	$1,575	$3,970	$554,566	$558,536

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

The following table presents an analysis of the amortized cost of collateral-dependent loans of the Company as of March 31, 2024 and December 31, 2023 by collateral type and loan segment:

	Residential	Business		Commercial		Total
	Properties	Assets	Land	Property	Other	Loans
March 31, 2024:	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$141	$—	$—	$—	$—	$141
Home Equity	—	—	—	—	—	—
Commercial	200	—	1,026	—	—	1,226
Total	$341	$—	$1,026	$—	$—	$1,367
December 31, 2023:
Real Estate Loans:
Residential, one- to four-family	$143	$—	$—	$—	$—	$143
Home Equity	—	—	—	—	—	—
Commercial	200	—	1,026	—	—	1,226
Total	$343	$—	$1,026	$—	$—	$1,369

There was no allowance for credit losses recorded on the above noted collateral-dependent loans as of March 31, 2024 and December 31, 2023.

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

The following table presents loans by credit quality indicator by origination year at March 31, 2024:

	YTD 2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(Dollars in thousands)
Residential, one-to four-family(1):
Pass	$1,269	$12,150	$35,299	$28,802	$17,766	$71,951	$—	$167,237
Substandard	—	—	325	38	90	1,819	—	2,272
Doubtful	—	—	—	—	—	—	—	—
Total	$1,269	12,150	$35,624	$28,840	$17,856	$73,770	$—	$169,509
Current period gross charge-offs	$—	—	$—	$—	$—	$—	$—	$—

Home Equity:
Pass	$—	$3,460	$2,920	$96	$45	$731	$42,614	49,866
Substandard	—	—	—	—	—	—	818	818
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$3,460	$2,920	$96	$45	$731	$43,432	$50,684
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate(2):
Pass	$6,893	$15,600	$86,511	$48,700	$41,230	$108,514	$642	$308,090
Special mention	—	—	—	199	916	675	—	1,790
Substandard	—	—	—	—	1,242	8,842	—	10,084
Doubtful	—	—	—	—	—	—	—	—
Total	$6,893	$15,600	$86,511	$48,899	$43,388	$118,031	$642	$319,964
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans:
Pass	$201	$1,167	$2,302	$668	$446	$1,545	$6,219	$12,548
Special mention	—	—	—	239	—	737	—	976
Substandard	—	—	—	—	—	2,407	955	3,362
Doubtful	—	—	—	—	—	—	—	—
Total	$201	$1,167	$2,302	$907	$446	$4,689	$7,174	$16,886
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans:
Pass	$55	$217	$224	$55	$123	$132	$210	$1,016
Substandard	—	—	—	2	1	—	6	9
Doubtful	—	—	—	—	—	—	—	—
Total	$55	$217	$224	$57	$124	$132	$216	$1,025
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$8	$8

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

The following table presents loans by credit quality indicator by origination year at December 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(Dollars in thousands)
Residential, one-to four-family(1):
Pass	$12,203	$36,103	$29,486	$17,975	$10,075	$63,928	$—	$169,770
Substandard	—	262	39	92	270	1,572	—	2,235
Doubtful	—	—	—	—	—	—	—	—
Total	$12,203	$36,365	$29,525	$18,067	$10,345	$65,500	$—	$172,005
Current period gross charge-offs	$—	$—	$3	$—	$—	$—	$—	$3

Home Equity:
Pass	$3,660	$3,120	$102	$47	$274	$511	$43,862	$51,576
Substandard	—	—	—	—	—	—	293	293
Doubtful	—	—	—	—	—	—	—	—
Total	$3,660	$3,120	$102	$47	$274	$511	$44,155	$51,869
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate(2):
Pass	$15,396	$85,587	$50,797	$42,226	$38,694	$72,256	$—	$304,956
Special mention	—	—	—	984	682	—	—	1,666
Substandard	—	—	—	1,242	5,386	3,736	—	10,364
Doubtful	—	—	—	—	—	—	—	—
Total	$15,396	$85,587	$50,797	$44,452	$44,762	$75,992	$—	$316,986
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans:
Pass	$1,243	$2,591	$732	$622	$1,901	$4,997	$—	$12,086
Special mention	—	—	263	—	764	—	—	1,027
Substandard	—	—	—	—	3,114	319	—	3,433
Doubtful	—	—	—	—	—	—	—	—
Total	$1,243	$2,591	$995	$622	$5,779	$5,316	$—	$16,546
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans:
Pass	$269	$245	$79	$136	$2	$210	$184	$1,125
Substandard	—	—	2	1	—	—	2	5
Doubtful	—	—	—	—	—	—	—	—
Total	$269	$245	$81	$137	$2	$210	$186	$1,130
Current period gross charge-offs	$—	$8	$3	$3	$4	$—	$40	$58

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

There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2024.

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

	Principal Forgiveness		Payment Delay	Term Extension	Interest Rate Reduction	Add Co-Borrower/ Guarantor	Combination Term Extension and Add Co-Borrower	Percentage of Total Class of Financing Receivable
	(Dollars in thousands)

Real Estate Loans
Commercial real estate		$—	$—	$—	$—	$4,935	$—	1.50%
Other loans
Commercial		—	—	—	—	—	1,114	5.80%
Total	$		$—	$—	$—	$4,935	$1,114

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension and Added Co-Borrower
Loan Type	Financial Effect

Commercial Real Estate	Added a co-borrower with financial ability to strengthen the credit risk related to this particular loan. No other modification was made to this loan that had a financial effect on the borrower(s).
Other - Commercial

Added a weighted-average of 5 years to the life of the loans, which reduced the monthly payment amount for the borrowers. Added a co-borrower with financial ability to strengthen the credit risk related to these particular loans.

There were no modified loans past due or on non-accrual as of March 31, 2024.

There were no modified loans made during the three months ended March 31, 2024 and 2023 that subsequently defaulted.

The Company has not committed to lending additional amounts to the borrowers included in the previous tables.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for credit losses. Foreclosed real estate was $16,000 and $34,000 at March 31, 2024 and December 31, 2023, respectively, and was included as a component of other assets on the consolidated balance sheet. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction was $232,000 at March 31, 2024 and $158,000 at December 31, 2023.
Note 5 – Earnings per Share

Earnings per share was calculated for the three months ended March 31, 2024 and 2023. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2024	2023
Numerator – net income	$1,014,000	$1,684,000
Denominator:
Basic weighted average shares outstanding	5,846,255	5,881,849
Increase in weighted average shares outstanding due to:
Stock options(1)	—	—
Diluted weighted average shares outstanding(1)	5,846,255	5,881,849

Earnings per share:
Basic	$0.17	$0.29
Diluted	$0.17	$0.29

(1)
Stock options to purchase 51,673 shares under the Company’s 2006 Stock Option Plan and 12,519 shares under the EIP at $14.38 were outstanding during the three months ended March 31, 2024 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 6 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. There was a $356,000 and $487,000 allowance for credit losses associated with these commitments at March 31, 2024 and December 31, 2023, respectively. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	March 31,	December 31,
	2024	2023
	(Dollars in thousands)

Commitments to grant loans	$12,490	$21,045
Unfunded commitments to fund loans and lines of credit	78,309	75,721
Commercial and Standby letters of credit	1,212	1,212

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

Note 7 – Stock-based Compensation

As of March 31, 2024, the Company had three active stock-based compensation plans, which are described below. The compensation cost that has been recorded under salary and benefits expense in the non-interest expense section of the consolidated statements of income for these plans was $38,000 and $(27,000) for the three months ended March 31, 2024 and 2023, respectively.

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

A summary of the status of the Stock Option Plan during the three months ended March 31, 2024 and 2023 is presented below:

	2024			2023
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	58,857	$14.38		58,857	$14.38
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	(29,715)	14.38		—	—
Outstanding at end of period	29,142	$14.38	2.6 years	58,857	$14.38	3.6 years
	—
Options exercisable at end of period	29,142	$14.38	2.6 years	58,857	$14.38	3.6 years

Fair value of options granted	—	$—		—	$—

:At March 31, 2024, stock options had no intrinsic value and there were no remaining options available for grant under the Stock Option Plan. At March 31, 2024, all compensation cost and expense related to the Stock Option Plan has been recognized in prior periods.

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

A summary of the status of unvested restricted stock awards under the EIP for the three months ended March 31, 2024 and 2023 is as follows:

	For the Three Months Ended March 31, 2024	Weighted Average Grant Price (per Share)	For the Three Months Ended March 31, 2023	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	18,118	$13.91	43,866	$15.02
Granted	—	—	8,282	12.91
Vested	(10,926)	13.64	(11,734)	15.39
Forfeited	—	—	(15,385)	15.03
Unvested shares outstanding at end of period	7,192	$14.33	25,029	$14.13

As of March 31, 2024, there were 120,546 shares of restricted stock that vested or were distributed to eligible participants under the EIP and 52,261 remaining shares available for grant. Compensation expense related to unvested restricted stock awards under the EIP amounted to $15,000 and $(49,000) for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, $44,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 21.1 months. During April 2024, the Company granted all remaining shares available under the EIP. The EIP expired on April 24, 2024 and no additional shares were available for grant nor issued after this date.

A summary of the status of stock options under the EIP for the three months ended March 31, 2024 and 2023 is presented below:

	2024			2023
	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	13,101	$14.38		20,000	$14.38
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	(2,407)	$14.38		—	—
Expired	—	—
Outstanding at end of period	10,694	$14.38	2.6 years	20,000	$14.38	3.6 years
	—
Options exercisable at end of period	10,694	$14.38	2.6 years	20,000	$14.38	3.6 years

Fair value of options granted	—	$—		—	$—

At March 31, 2024, stock options had no intrinsic value and there were 9,306 remaining options available for grant under the EIP. At March 31, 2024, all compensation cost and expense related to the stock options granted under the EIP has been recognized in prior periods. During April 2024, the Company granted all remaining options available under the EIP. The EIP expired on April 24, 2024 and no additional options were available for grant nor issued after this date.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of March 31, 2024, the balance of the loan to the ESOP was $1.3 million and the fair value of unallocated shares was $1.1 million. As of March 31, 2024, there were 77,116 allocated shares and 95,219 unallocated shares compared to 74,895 allocated shares and 103,153 unallocated shares at December 31, 2023. The ESOP compensation expense was $23,000 for the three months ended March 31, 2024 and $22,000 for the three months ended March 31, 2023 based on 1,984 shares earned in each of those quarters.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of March 31, 2024 and December 31, 2023 and have not been re-evaluated or updated for purposes of these unaudited consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s consolidated balance sheets contain investment securities that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2024 and December 31, 2023 were as follows:

	Fair Value Measurements at March 31, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities
U.S. government agencies	$1,853	$—	$1,853	$—
Municipal bonds	32,317	—	32,317	—
Mortgage-backed securities:
Collateralized mortgage obligations-private label	9	—	9	—
Collateralized mortgage obligations-government sponsored entities	9,962	—	9,962	—
Government National Mortgage Association	54	—	54	—
Federal National Mortgage Association	9,814	—	9,814	—
Federal Home Loan Mortgage Corporation	4,612	—	4,612	—
Asset-backed securities:
Private label	29	—	29	—
Government sponsored entities	2	—	2	—
Total Debt Securities	$58,652	$—	$58,652	$—
Equity securities	30	30	—	—
Total Securities	$58,682	$30	$58,652	$—

	Fair Value Measurements at December 31, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

Collateral-Dependent Loans. Loans for which repayment is substantially expected to be provided through the operations or sale of collateral are considered collateral dependent. They are held at the lower of cost or fair value, and are considered to be measured at fair value when recorded below cost. Collateral-dependent loans are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, based on either a recent appraisal performed by a third-party independent appraiser or discounted cash flows based on current market conditions. Accordingly, collateral dependent loans are classified within Level 3 of the fair value hierarchy. The Company did not record an allowance for credit losses for its collateral-dependent loans as of March 31, 2024 and December 31, 2023.

Foreclosed Real Estate and Repossessed Assets. Foreclosed real estate and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of foreclosed real estate is calculated using independent appraisals, less estimated selling costs. Certain repossessed assets may require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, foreclosed real estate and repossessed assets are classified within Level 3 of the fair value hierarchy. Foreclosed real estate was $16,000 and $34,000 at March 31, 2024 and December 31, 2023, respectively and was included as a component of other assets on the consolidated balance sheets.

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

For assets subject to measurement at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2024 and December 31, 2023 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At March 31, 2024
Foreclosed real estate	$16	$—	$—	$16
Mortgage servicing rights	188	—	—	188

At December 31, 2023
Foreclosed real estate	$34	$—	$—	$34
Mortgage servicing rights	191	—	—	191

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At March 31, 2024
Foreclosed real estate	16	Appraisal of collateral (1)	Direct Disposal Costs (2)	8.00%	8.00%
Mortgage servicing rights	188	Discounted Cash Flow Model (3)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.09%	0.09%
			Estimated Life of Loans	4.81 years	4.81 years

At December 31, 2023
Foreclosed real estate	34	Appraisal of collateral (1)	Direct Disposal Costs (2)	8.00%	8.00%
Mortgage servicing rights	191	Discounted Cash Flow Model (3)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.09%	0.09%
			Estimated Life of Loans	5.32 years	5.32 years

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

The carrying amount and estimated fair value, based on the exit price notion, of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at March 31, 2024
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$54,953	$54,953	$54,953	$—	$—
Securities	58,682	58,682	30	58,652	—
Federal Home Loan Bank stock	1,843	1,843	—	1,843	—
Loans receivable, net	555,455	531,846	—	—	531,846
Accrued interest receivable	2,983	2,983	—	2,983	—
Bank-owned life insurance	29,569	29,569	—	29,569	—
Mortgage servicing rights	188	188	—	—	188
Financial liabilities:
Deposits	594,704	592,740	—	592,740	—
Long-term debt	25,250	24,853	—	24,853	—
Accrued interest payable	326	326	—	326	—

	Fair Value Measurements at December 31, 2023
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$53,730	$53,730	$53,730	$—	$—
Securities	60,442	60,442	18	60,424	—
Federal Home Loan Bank stock	2,293	2,293	—	2,293	—
Loans receivable, net	555,828	530,735	—	—	530,735
Accrued interest receivable	2,835	2,835		2,835
Bank-owned life insurance	29,355	29,355	—	29,355	—
Mortgage servicing rights	191	191	—	—	191
Financial liabilities:
Deposits	590,924	589,243	—	589,243	—
Long-term debt	35,250	34,757	—	34,757	—
Accrued interest payable	829	829	—	829	—

Note 9 – Treasury Stock

During the three months ended March 31, 2024, the Company did not repurchase any shares of common stock under the existing stock repurchase program. As of March 31, 2024, there were 30,626 shares remaining to be repurchased under the existing stock repurchase program. During the three months ended March 31, 2024, the Company repurchased 1,504 shares upon vesting of shares under the 2012 Equity Incentive Plan for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $11.62 per share.

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

Note 10 – Other Comprehensive (Loss) Income

In addition to presenting the consolidated statements of comprehensive (loss) income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive (loss) income for the periods presented:

	For the Three Months Ended March 31, 2024			For The Three Months Ended March 31, 2023
	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized (losses) gains arising during the period	$(1,009)	$211	$(798)	$1,589	$(334)	$1,255
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	—	—	—	(3)	1	(2)
Total Other Comprehensive (Loss) Income	$(1,009)	$211	$(798)	$1,586	$(333)	$1,253

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the three months ended March 31,		on the Consolidated
Components	2024	2023	Statements of Income
	(Dollars in thousands)
Net unrealized (gains) losses on securities available for sale:
Recovery on previously impaired investment securities	$—	$(3)	Recovery on previously impaired investment securities
Provision for income tax expense	—	1	Income tax expense
Total reclassification for the period	$—	$(2)	Net Income

Note 11 – Subsequent Events

On April 25, 2024, the Company received the written approval from the Federal Reserve Bank of Philadelphia (the “Reserve Bank”) to pay a cash dividend of $0.18 per share to its stockholders. In addition, the Reserve Bank also issued a non-objection to Lake Shore, MHC (the “MHC”), the Company’s mutual holding company parent, to waive the MHC’s receipt of cash dividends on its common stock up to $0.72 per share during the twelve-month period ending April 2, 2025 (the “Dividend Waivers”). As the Company has previously disclosed, the MHC received the approval of its members (depositors of Lake Shore Savings Bank) for the Dividend Waivers on April 2, 2024.

On April 25, 2024, the Company’s Board of Directors declared a cash dividend of $0.18 per share on its outstanding common stock. The dividend was paid on May 10, 2024 to stockholders of record as of May 6, 2024.

The MHC which holds 3,636,875, or 64.0%, of the Company’s total outstanding common stock as of March 31, 2024, has elected to waive receipt of the dividend on its shares.

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

Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A of this Quarterly Report on Form 10-Q and the following:

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
•
risks relating to pandemics and other public health issues;
•
risks relating to geopolitical conflicts;
•
changes in accounting principles, policies, or guidelines;
•
our success in managing the risks involved in our business; and
•
other economic, competitive, geopolitical, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

Any and all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may differ from actual outcomes. They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Except as required by law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition, results of operations and other relevant statistical data. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2024 compared to the consolidated financial condition as of December 31, 2023 and the consolidated results of operations for the three months ended March 31, 2024 and 2023.

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

Our operations are also affected by non-interest income, such as service charges and fees, debit card fees, earnings on bank owned life insurance, and the sales of securities, our provision for credit losses and non-interest expenses which include salaries and employee benefits, occupancy and equipment costs, data processing, professional services, advertising, FDIC insurance and other general and administrative expenses.

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

Recent Events

As previously reported on a Current Report on Form 8-K filed on April 25, 2024, the Company received written approval from the Federal Reserve Bank of Philadelphia ("the "Reserve Bank") to pay a cash dividend of $0.18 per share to its stockholders. In addition, the Reserve Bank also issued a non-objection to Lake Shore, MHC (the “MHC”), the Company’s mutual holding company parent, to waive the MHC’s receipt of cash dividends on its common stock up to $0.72 per share during the twelve-month period ending April 2, 2025 (the “Dividend Waivers”). As the Company has previously disclosed, the MHC received the approval of its members (depositors of Lake Shore Savings Bank) for the Dividend Waivers on April 2, 2024. On April 25, 2024, the Company’s Board of Directors declared a cash dividend of $0.18 per share on its outstanding common stock. The dividend was paid on May 10, 2024 to stockholders of record as of May 6, 2024. The MHC which holds 3,636,875, or 64.0%, of the Company’s total outstanding common stock as of March 31, 2024, has elected to waive receipt of the dividend on its shares.

As previously reported on a Current Report on Form 8-K filed on June 28, 2023 with the SEC, Lake Shore, MHC and Lake Shore Bancorp, Inc. (collectively, the “Companies”), the parent savings and loan holding companies of Lake Shore Savings Bank, entered into a written agreement (the “Agreement”) with the Reserve Bank, the Companies’ regulator. The Agreement provides, among other things, that the Companies take appropriate steps to fully utilize the Companies’ financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Consent Order (described below) and not, directly or indirectly, declare or pay dividends, increase or guarantee any debt. We expect that our non-interest expenses will continue at their increased levels as a result of the Agreement and the Order, which may adversely affect our financial performance.

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

Critical Accounting Estimates

The Company’s consolidated financial statements are prepared in accordance with GAAP. The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. Although the economics of the Company’s transactions may not change, the timing of events that would impact the transactions could change. Critical accounting policies are most important to the portrayal of the Company’s financial condition or results of operations and require management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain. If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company’s financial condition or results of operations may be materially impacted. The Company has designated its allowance for credit losses accounting policy as a critical accounting estimate due to the significant judgment required and the assumptions utilized in the estimation of the allowance. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed. Please refer to the Company’s 2023 Form 10-K, Note 2: Summary of Significant Accounting Policies for information on these and other accounting policies.

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

Average Balances, Interest and Average Yields. The following table sets forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for credit losses but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $124,000 and $141,000 for the three months ended March 31, 2024 and 2023, respectively. Interest income on securities does not include a tax equivalent adjustment for tax exempt securities.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2024			March 31, 2023
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$44,038	$598	5.43%	$20,579	$166	3.23%
Securities(1)	61,728	425	2.75%	75,977	538	2.83%
Loans, including fees	556,151	7,586	5.46%	572,878	7,247	5.06%
Total interest-earning assets	661,917	8,609	5.20%	669,434	7,951	4.75%
Other assets	50,866			45,949
Total assets	$712,783			$715,383

Interest-bearing liabilities
Demand & NOW accounts	$69,753	$17	0.10%	$80,192	$19	0.09%
Money market accounts	139,794	966	2.76%	143,946	310	0.86%
Savings accounts	62,684	11	0.07%	75,771	10	0.05%
Time deposits	222,179	2,250	4.05%	182,728	974	2.13%
Borrowed funds & other interest-bearing liabilities	29,556	232	3.14%	41,777	347	3.32%
Total interest-bearing liabilities	523,966	3,476	2.65%	524,414	1,660	1.27%
Other non-interest bearing liabilities	102,299			108,371
Stockholders' equity	86,518			82,598
Total liabilities & stockholders' equity	$712,783			$715,383
Net interest income		$5,133			$6,291
Interest rate spread			2.55%			3.48%
Net interest margin			3.10%			3.76%

(1)
The tax equivalent adjustment for bank qualified tax exempt municipal securities results in rates of 3.13% and 3.27% for the three months ended March 31, 2024 and 2023, respectively.
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

	Three Months Ended March 31, 2024
	Compared to
	Three Months Ended March 31, 2023
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$113	$319	$432
Securities	(15)	(98)	(113)
Loans, including fees	567	(228)	339
Total interest-earning assets	665	(7)	658
Interest-bearing liabilities:
Demand & NOW accounts	1	(3)	(2)
Money market accounts	685	(29)	656
Savings accounts	3	(2)	1
Time deposits	876	400	1,276
Total deposits	1,565	366	1,931
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(19)	(96)	(115)
Total interest-bearing liabilities	1,546	270	1,816
Total change in net interest income	$(881)	$(277)	$(1,158)

As shown in the above tables, the decrease in net interest income for the three months ended March 31, 2024 was primarily impacted by an increase in the average interest rate paid on interest-bearing deposits when compared to the prior year period, partially offset by an increase in the average yield earned on interest-earning assets. The average interest rate paid on interest-bearing liabilities increased 138 basis points from 1.27% during the three months ended March 31, 2023 to 2.65% during the three months ended March 31, 2024. The increase in the average interest rate paid on interest-bearing liabilities during the three months ended March 31, 2024 was primarily due to a 192 basis points increase in the average interest rate paid on time deposits and a $39.5 million increase in the average balance of time deposits in comparison to the prior year period. The increase in average interest rate paid on time deposits and average time deposit balances was primarily due to an increase in customer demand for these types of deposit products due to the rising and competitive interest rate environment. The average yield on interest-earning assets for the three months ended March 31, 2024 increased by 45 basis points when compared to the prior year period primarily due to an increase in market interest rates and a $23.5 million, or 114.0%, increase in average interest-earning deposits during the three months ended March 31, 2024. Net interest margin decreased to 3.10% for the three months ended March 31, 2024 as compared to 3.76% for the same period of the prior year.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total assets at March 31, 2024 were $717.6 million, a decrease of $7.5 million, or 1.0%, from $725.1 million at December 31, 2023. The decrease in total assets was primarily due to a $6.3 million, or 49.7% decrease in other assets related to bank-owned life insurance and a $1.8 million, or 2.9% decrease in securities available-for-sale, partially offset by an increase in cash and cash equivalents of $1.2 million, or 2.3%.

Cash and cash equivalents increased by $1.2 million, or 2.3%, from $53.7 million at December 31, 2023 to $55.0 million at March 31, 2024. The increase was primarily due to the proceeds received from the surrender of bank-owned life insurance of $6.6 million and an increase in deposits of $3.8 million, partially offset by the repayment of long-term debt of $10.0 million during the three months ended March 31, 2024.

Securities decreased by $1.8 million, or 2.9%, from $60.4 million at December 31, 2023 to $58.7 million at March 31, 2024, primarily due to a $1.0 million increase in the gross unrealized losses on the available-for-sale securities, securities paydowns of $743,000, and net amortization of premiums of $18,000.

Net loans receivable decreased slightly during the three months ended March 31, 2024 as shown in the table below:

	At March 31,	At December 31,	Change
	2024	2023	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$169,509	$172,005	$(2,496)	(1.5)%
Home equity	50,684	51,869	(1,185)	(2.3)%
Commercial(2)	319,964	316,986	2,978	0.9%
Total real estate loans	540,157	540,860	(703)	(0.1)%
Other Loans:
Commercial	16,886	16,546	340	2.1%
Consumer	1,025	1,130	(105)	(9.3)%
Total gross loans	558,068	558,536	(468)	(0.1)%
Allowance for credit losses	(6,237)	(6,463)	226	(3.5)%
Net deferred loan costs	3,624	3,755	(131)	(3.5)%
Loans receivable, net	$555,455	$555,828	$(373)	(0.1)%

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

The loans receivable, net balance decreased $373,000, or 0.1%, from $555.8 million at December 31, 2023 to $555.5 million at March 31, 2024. The decrease was primarily due to decreases in residential one- to four- family and home equity loans, partially offset by an increase in commercial real estate and commercial loans. During the three months ended March 31, 2024, we remained strategically focused on originating shorter duration, adjustable-rate loans to diversify our asset mix and to manage interest rate risk.

Asset Quality. The following table sets forth activity in our allowance for credit losses on loans and other ratios at or for the dates indicated:

	At or for the Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Beginning balance, (prior to adoption of ASC 326 on January 1, 2023)	$6,463	$7,065
Impact of adopting ASC 326	—	282
(Credit) provision for credit losses	(223)	(625)
Charge-offs:
Consumer	(8)	(16)
Total charge-offs	(8)	(16)
Recoveries:
Real estate loans:
Residential, one- to four-family	3	—
Other loans:
Consumer	2	2
Total recoveries	5	2
Net charge-offs	(3)	(14)
Balance at end of period	$6,237	$6,708

Average loans outstanding	$556,151	$572,878
Allowance for credit losses as a percentage of total net loans	1.12%	1.17%
Allowance for credit losses as a percentage of amortized cost of non-performing loans	157.62%	242.08%

	For the Three Months Ended March 31,
	2024	2023
Ratio of net recoveries (charge-offs) to average loans outstanding by loan type, annualized:
Real estate loans:
Residential, one- to four-family	0.01%	—%
Home equity	—%	—%
Commercial	—%	—%
Other loans:
Commercial	—%	—%
Consumer	(2.24)%	(4.66)%
Ratio of net charge-offs to average loans outstanding	—%	(0.01)%

	At March 31,	At December 31,
	2024	2023
	(Dollars in thousands)
Loans accounted for on a non-accrual basis, at amortized cost:
Real estate loans:
Residential, one- to four-family(1)	$1,984	$1,904
Home equity	737	196
Commercial(2)	1,226	1,242
Other loans:
Commercial	—	—
Consumer	10	5
Total non-accrual loans	3,957	3,347
Total non-performing loans	3,957	3,347
Foreclosed real estate	16	34
Total non-performing assets	$3,973	$3,381
Ratios:
Non-performing loans as a percentage of total net loans:	0.71%	0.60%
Non-performing assets as a percentage of total assets:	0.55%	0.47%

(1) Includes one- to four- family construction loans.

(2) Includes Commercial construction loans.

Total non-performing assets increased by $592,000, or 17.5%, to $4.0 million at March 31, 2024 from $3.4 million at December 31, 2023, primarily due to an increase in non-accrual loans, including one home equity loan totaling $539,000 which was moved to non-accrual status during the first quarter of 2024. The Company had no loans past due 90 days or more but still accruing at March 31, 2024 or December 31, 2023.

Other assets decreased $6.3 million, or 49.7%, to $6.4 million at March 31, 2024 from $12.8 million at December 31, 2023 primarily due to the $6.6 million of proceeds received from the surrender of bank-owned life insurance which was in process at the end of 2023, partially offset by an increase in the Company's deferred tax assets related to the unrealized mark-to-market losses on the available for sale securities portfolio as a result of the increase in market interest rates.

The table below shows changes in deposit balances by type of deposit account between March 31, 2024 and December 31, 2023:

	At March 31,	At December 31,	Change
	2024	2023	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$94,269	$95,186	$(917)	(1.0)%
Interest bearing	69,642	72,966	(3,324)	(4.6)%
Money market	141,080	137,374	3,706	2.7%
Savings	61,928	64,584	(2,656)	(4.1)%
Total core deposits	366,919	370,110	(3,191)	(0.9)%
Non-core Deposits
Time deposits	227,785	220,814	6,971	3.2%
Total deposits	$594,704	$590,924	$3,780	0.6%

The increase in total deposits was primarily due to a 3.2% increase in time deposits, partially offset by a decrease in core deposits. The increase in time deposits was primarily due to a $18.0 million increase in customer time deposits, offset by a $11.0 million decrease in brokered time deposits. The increase in customer time deposits was primarily due to an increase in customer demand for these types of deposit products due to the rising and competitive interest rate environment. The decrease in brokered time deposits was a result of the Company’s strategic focus, which is centered on organic growth of deposits among its retail and commercial customers to reduce the reliance on wholesale funding and to strengthen customer relationships. At March 31, 2024 and December 31, 2023, the Company’s percentage of uninsured deposits to total deposits was 12.6% and 12.8%, respectively.

During the three months ended March 31, 2024, long-term borrowings decreased by $10.0 million in connection with the repayment of $10.0 million of long-term debt with the Federal Home Loan Bank of New York (“FHLBNY”).

Stockholders’ equity at March 31, 2024 was $86.5 million, a $237,000 increase, or 0.3%, as compared to $86.3 million at December 31, 2023. The increase in stockholders’ equity was primarily attributed to $1.0 million in net income earned during the first three months of 2024, partially offset by a $798,000 unrealized loss, net of tax, on the available for sales securities portfolio recognized in other comprehensive loss.

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

General. Net income was $1.0 million for the three months ended March 31, 2024, or $0.17 per diluted share, a decrease of $670,000, or 39.8%, compared to net income of $1.7 million, or $0.29 per diluted share, for the three months ended March 31, 2023. Net income for the three months ended March 31, 2024 reflected a $1.8 million increase in interest expense and a $273,000 decrease in (credit) provision for credit losses, partially offset by a $658,000 increase in interest income, a $522,000 decrease in non-interest expense, and a $153,000 increase in non-interest income.

Interest Income. Interest income increased by $658,000, or 8.3%, to $8.6 million for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023. Loan interest income increased by $339,000, or 4.7%, to $7.6 million for the three months ended March 31, 2024, as compared to the prior year period primarily due to a 40 basis point increase in the average yield on loans, partially offset by a decrease in the average balance of the loan portfolio of $16.7 million, or 2.9%, from $572.9 million for the three months ended March 31, 2023, to $556.2 million for the three months ended March 31, 2024. The average yield on loans, including fees was 5.46% for the three months ended March 31, 2024, as compared to 5.06% for the three months ended March 31, 2023, primarily due to the impact of higher interest rates on variable rate loans, new loan originations, and portfolio composition. The decrease in the average balance of the loan portfolio was primarily driven by a decrease in the average balance of commercial real estate and residential loans.

Investment securities interest income decreased $113,000, or 21.0%, to $425,000 for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a $14.2 million decrease in the average balance of investment securities and an eight basis points decrease in the average yield of investment securities due to paydowns and security sales.

Interest-earning deposits and federal funds sold interest income increased $432,000, or 260.2%, to $598,000 for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to a 220 basis points increase in the average yield earned and a $23.5 million, or 114.0% increase in the average balance.

Interest Expense. Interest expense increased $1.8 million, or 109.4%, to $3.5 million for the three months ended March 31, 2024, compared to $1.7 million for the three months ended March 31, 2023, primarily due to an increase in interest paid on deposits. Interest accrued on deposits increased by $1.9 million, or 147.1%, to $3.2 million for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023. The increase in interest expense on deposits was primarily due to a 153 basis points increase in the average interest rate paid on deposit accounts as the deposit mix shifted towards higher-cost time deposits. The average balance of deposits increased by $11.8 million, or 2.4%, from $482.6 million for the three months ended March 31, 2023, to $494.4 million for the three months ended March 31, 2024 primarily due to an increase in the average balance of time deposits. Interest expense on borrowed funds and other interest-bearing liabilities decreased by $115,000, or 33.1%, for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023, primarily due to a $12.2 million decrease in average borrowed funds and other interest-bearing liabilities outstanding, and an 18 basis points decrease in the average rate paid on borrowings. The decrease in borrowings was a result of management’s strategy to reduce reliance on wholesale funding and focus on organic growth of deposits among its retail and commercial customers.

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

The Company recorded a $352,000 credit to the provision for credit losses on loans and unfunded commitments during the three months ended March 31, 2024, as compared to a credit of $625,000 to the provision for credit losses during the three months ended March 31, 2023. The current period (credit) provision for credit losses was primarily due to a decrease in the quantitative loss factors derived from historical loss rates calculated in the vintage model during the three months ended March 31, 2024.

Non-Interest Income. Non-interest income increased by $153,000, or 27.6%, to $707,000 for the three months ended March 31, 2024, as compared to $554,000 for the three months ended March 31, 2023. The increase was primarily due to a $110,000 increase in earnings on bank-owned life insurance in connection with the restructuring of bank-owned life insurance during the fourth quarter of 2023 and a favorable variance of $49,000 related to interest rate swaps during the first quarter of 2024 as the result of unwinding the swaps during 2023.

Non-Interest Expense. Non-interest expense was $5.0 million for the 2024 first quarter, a decrease of $522,000, or 9.5%, as compared to $5.5 million for the 2023 first quarter. The decrease related primarily to a decline in professional services expense of $523,000, or 61.5%, with the use of fewer external consultants in the current period. Additionally, advertising costs decreased by $127,000, or 71.3%, due to a decrease in marketing spending, and occupancy and equipment expenses decreased by $94,000, or $11.8% as the result of efforts to optimize operating expenses. These decreases were partially offset by an increase in FDIC insurance expense of $184,000, or 193.7%, when compared to the prior year period due to an increase in premium assessments related to regulatory matters and an increase in data processing costs of $75,000, or 19.8%, primarily due to an increase in costs related to core system maintenance and enhancements to existing IT security protocols.

Income Taxes Expense. Income tax expense was $183,000 for the three months ended March 31, 2024, a decrease of $86,000, or 32.0%, as compared to $269,000 for the three months ended March 31, 2023. The decrease in income tax expense was primarily due to a decrease in income before taxes. The effective tax rate was 15.3% and 13.8% for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions, and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of March 31, 2024, the maximum amount that we can borrow from the FHLBNY, based on the market value of certain fixed-rate residential, one- to four-family loans pledged to FHLBNY, was $37.6 million, which was collateralized by certain fixed-rate residential, one- to four-family loans in delivery. We can increase our maximum borrowing capacity by providing additional collateral in delivery. At March 31, 2024, we had outstanding advances under this agreement of $25.3 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities and allows us to borrow up to the value of the securities pledged. As of March 31, 2024, we had no securities pledged to the Federal Reserve Bank and we had no balances outstanding. We have also established lines of credit with correspondent banks for $27.0 million, of which $25.0 million is unsecured and the remaining $2.0 million will be secured by a pledge of our securities when a draw is made. There were no borrowings on these lines as of March 31, 2024.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the three months ended March 31, 2024, we originated loans of approximately $16.2 million as compared to approximately $17.6 million of loans originated during the three months ended March 31, 2023. Loan principal repayments and other reductions exceeded originations during the three months ended March 31, 2024 by $601,000. The Company did not make any purchases of investment securities during the three months ended March 31, 2024 or the three months ended March 31, 2023. The Company did not sell any investment securities during the three months ended March 31, 2024 and 2023.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $594.7 million at March 31, 2024, as compared to $590.9 million at December 31, 2023. Approximately $182.9 million of time deposit accounts are scheduled to mature within one year as of March 31, 2024. Based on our deposit retention experience, and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

Regulatory Capital

Federal regulations require a federal savings bank to meet certain capital standards, as discussed in the “Supervision and Regulation” section included in our Annual Report on Form 10-K for the year ended December 31, 2023.

The federal banking agencies have developed a “Community Bank Leverage Ratio” (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.0%. The Bank elected to be subject to this new definition when it became effective on January 1, 2020, and has continued to use the Community Bank Leverage Ratio since that time. As of March 31, 2024 and December 31, 2023, the Bank’s Community Bank Leverage Ratio was 12.87% and 12.68%, respectively.

Pursuant to an Individual Minimum Capital Requirement, the Bank has been directed by the OCC to maintain a Tier 1 Leverage capital ratio of 10% and a Total Risk-Based capital ratio of 13%. In order to be considered “well-capitalized” by the OCC, a savings bank must maintain a Tier 1 Leverage capital ratio of 5% and a Total Risk-Based capital ratio of 10%. At March 31, 2024 and December 31, 2023, the Bank’s Tier 1 Leverage capital ratio was 12.87% and 12.68%, respectively and its Total Risk-Based capital ratio was 18.13% and 17.77%, respectively, and accordingly the Bank was in compliance with its Individual Minimum Capital Requirement and was considered well-capitalized.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 6 in the Notes to our unaudited consolidated financial statements for a summary of loan commitments outstanding as of March 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors.

Refer to Part I, Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2023 and Forward-Looking Statements from Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for a discussion of certain risks affecting us. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended March 31, 2024. The Company has suspended its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

January 1 through January 31, 2024	—	$—	—	30,626
February 1 through February 29, 2024	1,504	11.62	—	30,626
March 1 through March 31, 2024	—	—	—	30,626
Total	1,504	$11.62	—	30,626

(1)
This column reflects the deemed surrender to us of 1,504 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock shares.
(2)
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

Item 5. Other Information

During the first quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

LAKE SHORE BANCORP, INC.
(Registrant)

May 15, 2024	By:	/s/ Kim C. Liddell
Kim C. Liddell
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2024	By:	/s/ Taylor M. Gilden
Taylor M. Gilden
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)